Form 10-Q
period 2010-03-31
Golub Capital BDC, Inc.
filed 2010-05-13
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

  ☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 333-163279

Golub Capital BDC, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2326940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 South Wacker Drive, Suite 800
Chicago, IL 60606
(Address of principal executive offices)

(312) 205-5050
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of May 13, 2010, the Registrant had 17,407,444 shares of common stock, $0.001 par value, outstanding.

Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of March 31, 2010 (unaudited) and September 30, 2009	1

	Consolidated Condensed Schedules of Investments as of March 31, 2010 (unaudited) and September 30, 2009	2-16

	Consolidated Statements of Operations for the three and six months ended March 31, 2010 (unaudited) and March 31, 2009 (unaudited)	17

	Consolidated Statements of Members’ Equity for six months ended March 31, 2010 (unaudited) and March 31, 2009 (unaudited)	18

	Consolidated Statements of Cash Flows for the six months ended March 31, 2010 (unaudited) and March 31, 2009 (unaudited)	19-20

	Notes to Consolidated Financial Statements (unaudited)	21-33

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quanitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

Part II.	Other Information

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Removed and Reserved	51

Item 5.	Other Information	51

Item 6.	Exhibits	51

Golub Capital BDC LLC and Subsidiary

Consolidated Statements of Financial Condition
(In thousands)

	March 31, 2010	September 30, 2009
	(unaudited)
Assets
Investments in securities, at fair value (cost of $295,730 and	$293,226	$376,294
$387,293 respectively)
Cash and cash equivalents	24,802	-
Restricted cash and cash equivalents	33,679	30,614
Deferred offering costs	1,384	-
Interest receivable	1,708	2,198
Other assets	28	16

Total Assets	$354,827	$409,122

Liabilities and Members' Equity
Liabilities
Facility advances	$210,444	$315,306
Accrued deferred offering costs	1,384	-
Due to affiliates	1,135	934
Interest payable	148	130

Total Liabilities	213,111	316,370

Members' Equity	141,716	92,752

Total Liabilities and Members' Equity	$354,827	$409,122

Note: For periods prior to November 2009, the financial statements only reflect the financial results of Golub Capital Master Funding LLC (GCMF).

See Notes to Unaudited Consolidated Financial Statements.

Golub Capital BDC LLC and Subsidiary

Consolidated Condensed Schedule of Investments
March 31, 2010 (unaudited)
(In thousands)			Percentage of
	Principal Amount	Cost	Members' Equity	Fair Value

Investments in securities, at fair value[1]
Canada			141,769,190
Debt securities
Diversified Conglomerate Service
Open Text Corporation
Senior loan (2.54%, due 10/2013)	$1,317	$1,124	0.9%	$1,304

Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.
Senior loan (11.50%, due 3/2012)	4,649	4,649	3.3	4,649
Total Canada (cost $5,773)			4.2%	$5,953

United States
Debt securities
Aerospace and Defense
Thermal Solutions LLC
Senior loans (4.50%, due 3/2011-3/2012)	$2,037	$2,022	1.4%	$1,940

Automobile
CLP Auto Interior Corporation
Senior loan (5.00%, due 6/2013)	3,382	3,382	2.2	3,179
Driven Brands, Inc.
Senior loan (10.25%, due 10/2014)	6,089	6,089	4.3	6,089
			6.5	9,268

Banking
Bonddesk Group, LLC
Senior loan (3.23%, due 8/2012)	2,185	2,100	1.5	2,119
Prommis Solutions, Inc.
Senior loan (3.25%, due 2/2013)	1,651	1,651	1.1	1,519
			2.6	3,638

Beverage, Food and Tobacco
ABP Corporation
Senior loan (8.50%, due 2/2013)	2,334	2,286	1.6	2,334
Bertucci's Corporation
Senior loan (12.00%, due 7/2012)	1,974	1,911	1.4	1,974
Lone Star Beef Processors, L.P.
Senior loan (4.44%, due 5/2013)	3,640	3,614	2.5	3,567
			5.5	7,875

1 - The majority of the debt securities bear interest at a rate that may be determined by reference to LIBOR or prime and which reset daily, quarterly or  semi-annually. For each debt security we have provided the weighted average current interest rate in effect at March 31, 2010.

See Notes to Unaudited Consolidated Financial Statements.

Golub Capital BDC LLC and Subsidiary

Consolidated Condensed Schedule of Investments
March 31, 2010 (unaudited)
(In thousands)			Percentage of
	Principal Amount	Cost	Members' Equity	Fair Value

Investments in securities, at fair value[1] (continued)
United States (continued)			141,769,190
Debt securities (continued)
Building and Real Estate
American Fire Protection Group, Inc.

Senior loan (9.00%, due 6/2011)	$4,548	$4,416	3.1%	$4,411
Architectural Testing, Inc.
Senior loan (9.50%, due 5/2013)	6,776	6,776	4.8	6,776
Best Lighting Products, Inc.
Senior loan (10.00%, due 8/2012)	2,432	2,354	1.7	2,432
Infiltrator Systems, Inc.
Senior loan (8.50%, due 9/2012)	3,821	3,569	2.6	3,668
ITEL Laboratories, Inc.
Senior loan (9.75%, due 3/2014)	8,794	8,715	6.2	8,794
KHKI Acquisition, Inc.
Senior loans (8.50%, due 3/2012-3/2013)	3,049	3,043	1.7	2,363
Other[2]	2,335	2,286	1.1	1,594
			21.2	30,038

Cargo Transport
Peco Pallet, Inc.
Senior loan (4.00%, due 6/2013)	4,235	4,054	3.0	4,193
Tangent Rail Services, Inc.
Senior loans (6.75%, due 9/2014)	9,366	9,366	6.6	9,366
			9.6	13,559

Chemicals, Plastics and Rubber
Syrgis Holdings LLC
Senior loans (8.82%, due 8/2012-2/2014)	1,716	1,618	1.1	1,625

Other	987	836	0.7	970
			1.8	2,595

1 - The majority of the debt securities bear interest at a rate that may be determined by reference to LIBOR or prime and which reset daily, quarterly or  semi-annually. For each debt security we have provided the weighted average current interest rate in effect at March 31, 2010.

2 - No indevidual investment (or single investment) is greater than 1% of members' equity.

See Notes to Unaudited Consolidated Financial Statements.

Golub Capital BDC LLC and Subsidiary

Consolidated Condensed Schedule of Investments
March 31, 2010 (unaudited)
(In thousands)			Percentage of
	Principal Amount	Cost	Members' Equity	Fair Value

Investments in securities, at fair value[1] (continued)
United States (continued)
Debt securities (continued)
Containers, Packaging and Glass
Industrial Container Services, LLC
Senior loan (4.30%, due 9/2011)	$1,409	$1,379	1.0%	$1,395
Pelican Products, Inc.
Senior loans (7.75%, due 1/2013-1/2014)	2,938	2,686	2.0	2,881
			3.0	4,276

Diversified Conglomerate Manufacturing
Heat Transfer Parent, Inc.
Senior loan (3.23%, due 6/2013)	1,833	1,755	1.1	1,595
Neptco Inc.
Senior loan (7.25%, due 3/2013)	4,541	4,351	2.7	3,860
Pasternack Enterprises, Inc.
Senior loan (4.27%, due 2/2014)	3,371	3,245	2.1	3,034
Vintage Parts, Inc.
Senior loan (5.79%, due 12/2013)	8,173	8,071	5.6	7,927
			11.5	16,416

Diversified Conglomerate Service
Benetech, Inc.
Senior loan (5.25%, due 12/2013)	8,845	8,519	5.9	8,402
Compass Group Diversified Holdings, LLC
Senior loan (4.25%, due 12/2013)	4,628	4,628	3.3	4,627
Cortz, Inc.
Senior loan (8.50%, due 3/2014)	7,019	6,961	5.0	7,019
The Service Companies, Inc.
Senior loan (8.50%, due 3/2014)	5,901	5,766	4.1	5,783
			18.3	25,831

Diversified Natural Resources, Precious Metals and Minerals
Metal Spinners, Inc.
Senior loans (10.54%, due 12/2014)	5,463	5,245	3.7	5,279
Virginia Explosives & Drilling Company, Inc.
Senior loans (10.50%, due 5/2011-10/2011)	3,467	3,319	2.0	2,885
			5.7	8,164

1 - The majority of the debt securities bear interest at a rate that may be determined by reference to LIBOR or prime and which reset daily, quarterly or  semi-annually. For each debt security we have provided the weighted average current interest rate in effect at March 31, 2010.

See Notes to Unaudited Consolidated Financial Statements.

Golub Capital BDC LLC and Subsidiary

Consolidated Condensed Schedule of Investments
March 31, 2010 (unaudited)
(In thousands)			Percentage of
	Principal Amount	Cost	Members' Equity	Fair Value

Investments in securities, at fair value[1] (continued)
United States (continued)
Debt securities (continued)
Electronics
Cape Electrical Supply LLC
Senior loan (6.00%, due 11/2013)	$2,630	$2,474	1.7%	$2,380
Inovis International, Inc.
Senior loan (8.53%, due 6/2010)	1,744	1,738	1.2	1,744
The Sloan Company, Inc
Senior loan (7.25%, due 10/2012)	2,424	2,408	1.7	2,424
			4.6	6,548

Finance
Collect America, Ltd.
Senior loans (7.97%, due 12/2011-3/2012)	3,547	3,336	2.5	3,511
eVestment Alliance Holdings, LLC
Senior loan (9.50%, due 5/2014)	7,729	7,587	5.5	7,729
Pillar Processing LLC
Senior loans (8.67%, due 11/2013-5/2014)	9,513	9,489	6.7	9,449
Wall Street Systems Holdings, Inc.
Senior loan (8.00%, due 5/2013)	8,101	8,101	5.7	8,101
Fidelity National Information (Metavante Corporation)
Senior loans (3.56%, due 1/2012-11/2014)	1,399	1,182	1.0	1,410
			21.4	30,200

Grocery
JRD Holdings, Inc.
Senior loan (2.49%, due 7/2014)	1,241	1,078	0.9	1,217

Healthcare, Education and Childcare
Community Hospices of America, Inc.
Senior loan (8.00%, due 1/2011)	1,004	988	0.7	1,004
Second lien loan (12.50%, due 4/2011)	4,865	4,830	3.4	4,865

1 - The majority of the debt securities bear interest at a rate that may be determined by reference to LIBOR or prime and which reset daily, quarterly or  semi-annually. For each debt security we have provided the weighted average current interest rate in effect at March 31, 2010.

See Notes to Unaudited Consolidated Financial Statements.

Golub Capital BDC LLC and Subsidiary

Consolidated Condensed Schedule of Investments
March 31, 2010 (unaudited)
(In thousands)			Percentage of
	Principal Amount	Cost	Members' Equity	Fair Value

Investments in securities, at fair value[1] (continued)
United States (continued)			141,769,190
Debt securities (continued)
Healthcare, Education and Childcare (continued)
DaVita, Inc.
Senior loan (1.75%, due 10/2012)	$5,000	$4,558	3.5%	$4,937
DDC Center Inc.
Senior loan (9.50%, due 10/2014)	12,543	12,543	8.0	11,289
Delta Educational Systems, Inc.
Senior loan (6.00%, due 6/2012)	4,140	3,956	2.9	4,057
Den-Mat Holdings, LLC
Senior loan (4.25%, due 12/2012)	3,113	3,113	1.9	2,708
Excelligence Learning Corporation
Second lien (7.25%, due 11/2013)	1,600	1,529	1.1	1,504
The Hygenic Corporation
Senior loan (2.75%, due 4/2013)	2,751	2,673	1.8	2,558
Oncure Medical Corporation
Senior loan (3.76%, due 6/2012)	5,626	5,340	3.7	5,232
ReachOut Healthcare America Ltd
Senior loan (8.04%, due 8/2013)	6,388	6,368	4.5	6,388
United Surgical Partners International, Inc.
Senior loan (2.25%, due 4/2014)	1,537	1,537	1.1	1,489

Other	773	762	0.5	755
			33.1	46,786

Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.
Senior loan (8.25%, due 2/2014)	2,890	2,790	2.0	2,832
Zenith Products Corporation
Senior loan (5.46%, due 9/2013)	5,594	5,472	3.7	5,203
			5.7	8,035

Leisure, Amusement, Motion Pictures and Entertainment
Octane Fitness, LLC
Senior loan (4.85%, due 3/2013)	4,675	4,513	3.0	4,301
Optronics Product Company, Inc.
Senior loans (8.03%, due 12/2012-12/2013)	2,725	2,585	1.9	2,725
Premier Yachts, Inc.
Senior loans (5.37%, due 8/2012-8/2013)	2,052	1,953	1.4	1,990
Regal Cinemas Corporation
Senior loan (3.79%, due 10/2013)	1,515	1,319	1.1	1,524
			7.4	10,540

1 - The majority of the debt securities bear interest at a rate that may be determined by reference to LIBOR or prime and which reset daily, quarterly or semi-annually. For each debt security we have provided the weighted average current interest rate in effect at March 31, 2010.

See Notes to Unaudited Consolidated Financial Statements.

Golub Capital BDC LLC and Subsidiary

Consolidated Condensed Schedule of Investments
March 31, 2010 (unaudited)
(In thousands)			Percentage of
	Principal Amount	Cost	Members' Equity	Fair Value

Investments in securities, at fair value[1] (continued)
United States (continued)			141,769,190
Debt securities (continued)
Machinery (Non-Agriculture, Construction, or Electric)
Tritex Corporation
Senior loan (5.03%, due 5/2014)	$2,885	$2,797	1.9%	$2,626

Oil and Gas
Tri-County Petroleum, Inc.
Senior loan (4.54%, due 8/2013)	3,675	3,570	2.5	3,491

Personal and Non-Durable Consumer Products
Dr. Miracles, Inc.
Senior loan (8.00%, due 3/2014)	3,978	3,929	2.8	3,977

Personal, Food and Miscellaneous Services
Aramark Corporation
Senior loans (2.88%, due 1/2014-7/2016)	2,904	2,432	2.0	2,888
Focus Brands, Inc.
Senior loan (5.28%, due 3/2011)	5,503	5,399	3.8	5,338
			5.8	8,226

Printing and Publishing
Monotype Imaging, Inc.
Senior loan (3.98%, due 7/2012)	1,478	1,402	1.0	1,418
Trade Service Company, LLC
Senior loan (14.00%, due 1/2013)	2,085	2,012	1.5	2,085
			2.5	3,503

Retail Stores
Container Store, Inc.
Senior loan (3.26%, due 8/2014)	6,847	6,317	4.3	6,026
Fasteners for Retail, Inc.
Senior loan (4.75%, due 12/2012)	2,430	2,251	1.7	2,370
IL Fornaio (America) Corporation
Senior loan (3.25%, due 3/2013)	4,818	4,482	3.1	4,385
The Marshall Retail Group, LLC
Senior loans (8.02%, due 4/2013)	5,366	5,147	3.7	5,217
			12.8	17,998

1 - The majority of the debt securities bear interest at a rate that may be determined by reference to LIBOR or prime and which reset daily, quarterly or  semi-annually. For each debt security we have provided the weighted average current interest rate in effect at March 31, 2010.

See Notes to Unaudited Consolidated Financial Statements.

Golub Capital BDC LLC and Subsidiary

Consolidated Condensed Schedule of Investments
March 31, 2010 (unaudited)
(In thousands)			Percentage of
	Principal Amount	Cost	Members' Equity	Fair Value

Investments in securities, at fair value[1] (continued)
United States (continued)			141,769,190
Debt securities (continued)
Telecommunications
Cellular South, Inc.
Senior loan (2.00%, due 5/2014)	$1,241	$1,241	0.9%	$1,205
MetroPCS Wireless, Inc.
Senior loan (2.50%, due 11/2013)	2,954	2,455	2.0	2,895
West Corporation[3]
Senior loan (0.50%, due 10/2012)	-	(298)	(0.5)	(700)
			2.4	3,400

Textiles and Leather
Gammill, Inc.
Senior loans (9.94%, due 9/2011-9/2012)	5,050	4,919	3.4	4,819

Utilities
Covanta Energy Corporation
Senior loans (1.23%, due 2/2014)	2,970	2,522	2.0	2,883
Itron, Inc.
Senior loan (3.75%, due 4/2014)	1,007	899	0.7	1,009
NRG Energy, Inc.
Senior loan (2.00%, due 2/2013)	2,232	2,032	1.5	2,192
Ventyx Inc.
Senior loan (2.73%, due 6/2012)	6,416	6,214	4.4	6,223
			8.6	12,307

Total United States (cost $289,957)			202.7%	$287,273

Total investments in debt securities (cost $295,730)			206.9%	$293,226

1 - The majority of the debt securities bear interest at a rate that may be determined by reference to LIBOR or prime and which reset daily, quarterly or semi-annually. For each debt security we have provided the weighted average current interest rate in effect at March 31, 2010.

3 - A negative value is due to the unfunded commitment being valued below par.

See Notes to Unaudited Consolidated Financial Statements.

Golub Capital Master Funding LLC

Condensed Schedule of Investments
September 30, 2009
(In thousands)			Percentage of
	Principal Amount	Cost	Members' Equity	Fair Value

Investments in securities, at fair value[1]
Canada			92,751,528.00
Debt securities
Diversified Conglomerate Service
Open Text Corporation
Senior loan (2.50%, due 10/2013)	$1,324	$1,102	1.4%	$1,274

Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.
Senior loan (11.50%, due 3/2012)	4,649	4,649	5.0	4,649

Total Canada (cost $5,751)			6.4%	$5,923

United States
Debt securities
Aerospace and Defense
Thermal Solutions LLC
Senior loan (4.47%, due 3/2011)	2,142	$2,122	2.2	2,038

Automobile
CLP Auto Interior Corporation
Senior loan (5.04%, due 6/2013)	3,418	3,418	3.3	3,042
Driven Brands, Inc.
Senior loan (10.25%, due 10/2014)	6,648	6,648	7.2	6,648
Qualitor Acquisition Corporation
Senior loan (7.00%, due 12/2011)	1,691	1,666	1.4	1,344
Second lien (9.00%, due 6/2013)	850	824	0.8	680
			12.7	11,714

Banking
Bonddesk Group, LLC
Senior loan (3.27%, due 8/2012)	2,609	2,486	2.7	2,478
Prommis Solutions, Inc.
Senior loan (3.43%, due 2/2013)	1,660	1,660	1.6	1,527
			4.3	4,005

Beverage, Food and Tobacco
ABP Corporation
Senior loan (8.50%, due 2/2013)	2,347	2,290	2.5	2,347
Bertucci's Corporation
Senior loan (12.00%, due 7/2012)	1,985	1,908	2.1	1,985
LBAC, Inc.
Senior loan (7.00%, due 11/2012)	6,405	6,002	6.6	6,149
Lone Star Beef Processors, L.P.
Senior loan (5.08%, due 5/2013)	3,700	3,670	3.9	3,626
			15.1	14,107

1 - The majority of the debt securities bear interest at a rate that may be determined by reference to LIBOR or prime and which reset daily, quarterly or semi-annually. For each debt security we have provided the weighted average current interest rate in effect at September 30, 2009.

See Notes to Financial Statements.

Golub Capital Master Funding LLC

Condensed Schedule of Investments (continued)
September 30, 2009
(In thousands)			Percentage of
	Principal Amount	Cost	Members' Equity	Fair Value

Investments in securities, at fair value[1] (continued)
United States (continued)			92,751,528.00
Debt securities (continued)
Building and Real Estate
American Fire Protection Group, Inc.
Senior loan (9.00%, due 6/2011)	$4,800	$4,604	5.0%	$4,656
Architectural Testing, Inc.
Senior loan (9.50%, due 5/2013)	6,961	6,961	7.5	6,961
Best Lighting Products, Inc.
Senior loan (10.00%, due 8/2012)	2,545	2,446	2.7	2,545
Infiltrator Systems, Inc.
Senior loan (8.50%, due 9/2012)	3,841	3,537	3.7	3,457
ITEL Laboratories, Inc.
Senior loan (9.75%, due 3/2014)	8,901	8,811	9.2	8,545
KHKI Acquisition, Inc.
Senior loans (8.50%, due 3/2012-3/2013)	3,123	3,117	2.9	2,681
Tecta America Corporation
Senior loan (8.00%, due 12/2011)	2,055	2,055	2.1	1,991
Other	734	672	0.7	605
			33.8	31,441

Cargo Transport
Marquette Transportation Company, LLC
Senior loan (3.75%, due 3/2012)	4,550	4,378	4.4	4,095
Peco Pallet, Inc.
Senior loan (4.00%, due 6/2013)	4,492	4,270	4.5	4,177
RedPrairie Corporation
Senior loan (3.45%, due 7/2012)	1,721	1,456	1.8	1,670
Tangent Rail Services, Inc.
Senior loans (7.41%, due 9/2014)	9,484	9,484	10.0	9,295
			20.7	19,237

Chemicals, Plastics and Rubber
Celanese Holdings LLC
Senior loan (2.35%, due 4/2014)	992	822	1.0	941
Syrgis Holdings LLC
Senior loans (8.80%, due 8/2012-2/2014)	1,836	1,716	1.8	1,684
TAC Materials, Inc.
Senior loan (9.00%, due 7/2013)	2,771	2,771	1.2	1,124
			4.0	3,749

1 - The majority of the debt securities bear interest at a rate that may be determined by reference to LIBOR or prime and which reset daily, quarterly or  semi-annually. For each debt security we have provided the weighted average current interest rate in effect at September 30, 2009.

See Notes to Financial Statements.

Golub Capital Master Funding LLC

Condensed Schedule of Investments (continued)
September 30, 2009
(In thousands)			Percentage of
	Principal Amount	Cost	Members' Equity	Fair Value

Investments in securities, at fair value[1] (continued)
United States (continued)
Debt securities (continued)
Containers, Packaging and Glass
Industrial Container Services, LLC
Senior loan (4.28%, due 9/2011)	$1,707	$1,658	1.8%	$1,638
Pelican Products, Inc.
Senior loans (7.73%, due 1/2013-1/2014)	4,843	4,378	4.9	4,586
			6.7	6,224

Diversified Conglomerate Manufacturing
Heat Transfer Parent, Inc.
Senior loan (3.25%, due 6/2013)	1,877	1,784	1.6	1,454
Neptco Inc.
Senior loan (7.25%, due 3/2013)	4,591	4,367	4.4	4,086
Pasternack Enterprises, Inc.
Senior loan (4.29%, due 2/2014)	3,687	3,531	3.6	3,318
Vintage Parts, Inc.
Senior loan (5.78%, due 12/2013)	8,214	8,098	8.4	7,804
			18.0	16,662

Diversified Conglomerate Service
Benetech, Inc.
Senior loan (5.25%, due 12/2013)	9,537	9,138	9.7	8,965
Compass Group Diversified Holdings, LLC
Senior loan (4.50%, due 12/2013)	4,689	4,689	5.1	4,689
Cortz, Inc.
Senior loan (8.51%, due 3/2014)	7,213	7,146	7.6	7,069
The Service Companies, Inc.
Senior loan (10.00%, due 3/2014)	6,005	5,850	6.3	5,885
PSI Services LLC
Senior loan (5.50%, due 11/2012)	6,333	5,929	3.4	3,166
			32.1	29,774

Diversified Natural Resources, Precious Metals and Minerals
Metal Spinners, Inc.
Senior loans (6.37%, due 1/2014-4/2014)	6,685	6,385	6.3	5,816
Virginia Explosives & Drilling Company, Inc.
Senior loans (10.50%, due 5/2011-10/2011)	3,900	3,678	4.1	3,794
			10.4	9,610

1 - The majority of the debt securities bear interest at a rate that may be determined by reference to LIBOR or prime and which reset daily, quarterly or semi-annually. For each debt security we have provided the weighted average current interest rate in effect at September 30, 2009.

See Notes to Financial Statements.

Golub Capital Master Funding LLC

Condensed Schedule of Investments (continued)
September 30, 2009
(In thousands)			Percentage of
	Principal Amount	Cost	Members' Equity	Fair Value

Investments in securities, at fair value[1] (continued)
United States (continued)
Debt securities (continued)
Electronics
Cape Electrical Supply LLC
Senior loan (4.00%, due 11/2013)	$2,795	$2,630	2.8%	$2,572
GXS Worldwide, Inc.
Senior loan (9.25%, due 3/2013)	2,997	2,592	3.2	2,971
Second lien (13.75%, due 9/2013)	1,200	1,040	1.2	1,148
Inovis International, Inc.
Senior loan (9.50%, due 11/2009)	2,134	2,127	2.3	2,134
McBride Electric Inc.
Senior loan (10.75%, due 9/2010)	1,558	1,558	1.3	1,168
The Sloan Company, Inc
Senior loan (7.25%, due 10/2012)	2,405	2,387	2.5	2,358
			13.3	12,351

Farming and Agriculture
AGData, L.P.
Senior loans (11.25%, due 7/2012)	16,010	16,013	17.3	16,010

Finance
Collect America, Ltd.
Senior loans (8.07%, due 12/2011-3/2012)	4,460	4,126	4.5	4,192
eVestment Alliance Holdings, LLC
Senior loan (9.50%, due 5/2014)	8,786	8,605	9.5	8,786
Metavante Corporation
Senior loan (2.23%, due 11/2014)	2,977	2,461	3.2	2,974
Pillar Processing LLC
Senior loans (8.52%, due 11/2013-5/2014)	10,158	10,129	10.7	9,947
Wall Street Systems Holdings, Inc.
Senior loan (8.00%, due 5/2013)	8,327	8,327	9.0	8,327
			36.9	34,226

Grocery
JRD Holdings, Inc.
Senior loan (2.49%, due 7/2014)	1,291	1,102	1.3	1,248

1 - The majority of the debt securities bear interest at a rate that may be determined by reference to LIBOR or prime and which reset daily, quarterly or  semi-annually. For each debt security we have provided the weighted average current interest rate in effect at September 30, 2009.

See Notes to Financial Statements.

Golub Capital Master Funding LLC

Condensed Schedule of Investments (continued)
September 30, 2009
(In thousands)			Percentage of
	Principal Amount	Cost	Members' Equity	Fair Value

Investments in securities, at fair value[1] (continued)
United States (continued)
Debt securities (continued)
Healthcare, Education and Childcare
ATI Holdings, Inc.
Senior loans (4.11%, due 9/2011-9/2012)	$2,706	$2,541	2.8%	$2,554
Community Hospices of America, Inc.
Senior loan (8.00%, due 1/2011)	1,133	1,104	1.2	1,110
Second lien (12.50%, due 4/2011)	4,865	4,812	5.1	4,768
DaVita, Inc.
Senior loan (1.81%, due 10/2012)	5,000	4,471	5.2	4,846
DDC Center Inc.
Senior loan (9.50%, due 10/2014)	14,400	14,400	15.2	14,112
Delta Educational Systems, Inc.
Senior loan (6.00%, due 6/2012)	4,770	4,511	4.9	4,579
Den-Mat Holdings, LLC
Senior loan (8.50%, due 12/2012)	3,044	3,045	3.0	2,771
Excelligence Learning Corporation
Second lien (7.25%, due 11/2013)	1,600	1,519	1.6	1,504
The Hygenic Corporation
Senior loan (2.98%, due 4/2013)	2,766	2,675	2.7	2,489
Oncure Medical Corporation
Senior loan (3.75%, due 6/2012)	6,078	5,701	6.0	5,592
ReachOut Healthcare America Ltd
Senior loan (9.25%, due 8/2013)	6,534	6,510	7.0	6,534
United Surgical Partners International, Inc.
Senior loan (2.25%, due 4/2014)	1,545	1,545	1.6	1,439
Other	773	761	0.9	727
			57.2	53,025

Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.
Senior loan (7.75%, due 2/2014)	3,634	3,493	3.8	3,489
Zenith Products Corporation
Senior loan (5.38%, due 9/2013)	6,034	5,883	5.9	5,430
			9.7	8,919

1 - The majority of the debt securities bear interest at a rate that may be determined by reference to LIBOR or prime and which reset daily, quarterly or semi-annually. For each debt security we have provided the weighted average current interest rate in effect at September 30, 2009.

See Notes to Financial Statements.

Golub Capital Master Funding LLC

Condensed Schedule of Investments (continued)
September 30, 2009
(In thousands)			Percentage of
	Principal Amount	Cost	Members' Equity	Fair Value

Investments in securities, at fair value[1] (continued)
United States (continued)			92,751,528
Debt securities (continued)
Leisure, Amusement, Motion Pictures and Entertainment
Octane Fitness, LLC
Senior loan (4.85%, due 3/2013)	$4,805	$4,611	4.8%	$4,421
Optronics Product Company, Inc.
Senior loans (7.08%, due 12/2012-12/2013)	2,800	2,637	3.0	2,784
Premier Yachts, Inc.
Senior loans (5.59%, due 8/2012-8/2013)	2,499	2,358	2.5	2,323
Regal Cinemas Corporation
Senior loan (4.03%, due 10/2013)	1,523	1,298	1.6	1,520
			11.9	11,048
Machinery (Non-Agriculture, Construction, or Electric)
Davis Inotek Instruments, LLC
Senior loan (8.00%, due 9/2013)	7,604	7,604	8.0	7,452
Tritex Corporation
Senior loan (5.03%, due 5/2014)	2,969	2,868	2.9	2,702
Other	704	704	0.7	619
			11.6	10,773
Oil and Gas
Casedhole Solutions, Inc.
Senior loan (8.25%, due 6/2013)	3,291	3,291	2.5	2,304
Gray Wireline Service, Inc
Senior loan (3.53%, due 2/2013)	8,000	8,000	6.9	6,400
Tri-County Petroleum, Inc.
Senior loan (4.54%, due 8/2013)	3,694	3,572	3.7	3,472
			13.1	12,176

Personal and Non-Durable Consumer Products
Dr. Miracles, Inc.
Senior loan (4.28%, due 3/2014)	4,208	4,157	4.4	4,082

Personal, Food and Miscellaneous Services
Aramark Corporation
Senior loan (2.15%, due 1/2014)	2,910	2,375	2.9	2,722
Focus Brands, Inc.
Senior loan (5.92%, due 3/2011)	6,375	6,195	6.5	6,056
			9.4	8,778

1 - The majority of the debt securities bear interest at a rate that may be determined by reference to LIBOR or prime and which reset daily, quarterly or  semi-annually. For each debt security we have provided the weighted average current interest rate in effect at September 30, 2009.

See Notes to Financial Statements.

Golub Capital Master Funding LLC

Condensed Schedule of Investments (continued)
September 30, 2009
(In thousands)			Percentage of
	Principal Amount	Cost	Members' Equity	Fair Value

Investments in securities, at fair value[1] (continued)
United States (continued)			92,751,528
Debt securities (continued)
Printing and Publishing
Monotype Imaging, Inc.
Senior loan (3.01%, due 7/2012)	$1,742	$1,633	1.7%	$1,603
Trade Service Company, LLC
Senior loan (14.00%, due 1/2013)	2,085	2,001	2.2	2,085
			3.9	3,688
Retail Stores
Container Store, Inc.
Senior loan (3.37%, due 8/2014)	6,882	6,288	6.2	5,712
Fasteners for Retail, Inc.
Senior loan (5.00%, due 12/2012)	2,443	2,227	2.4	2,223
IL Fornaio (America) Corporation
Senior loan (3.25%, due 3/2013)	5,133	4,714	4.9	4,568
The Marshall Retail Group, LLC
Senior loans (8.02%, due 4/2013)	5,529	5,266	5.6	5,218
Other	731	731	0.8	631
			19.9	18,352

Telecommunications
Cellular South, Inc.
Senior loan (2.00%, due 5/2014)	1,247	1,247	1.3	1,202
MetroPCS Wireless, Inc.
Senior loan (2.66%, due 11/2013)	2,969	2,398	3.1	2,850
West Corporation
Senior loan (2.25%, due 10/2012)	3,571	3,215	2.8	2,571
			7.2	6,623

Textiles and Leather
Gammill, Inc.
Senior loans (9.93%, due 9/2011-9/2012)	5,411	5,241	5.6	5,162
Hanesbrands Inc.
Senior loan (5.25%, due 9/2013)	2,185	1,792	2.4	2,197
			8.0	7,359

1 - The majority of the debt securities bear interest at a rate that may be determined by reference to LIBOR or prime and which reset daily, quarterly or semi-annually. For each debt security we have provided the weighted average current interest rate in effect at September 30, 2009.

See Notes to Financial Statements.

Golub Capital Master Funding LLC

Condensed Schedule of Investments (continued)
September 30, 2009
(In thousands)			Percentage of
	Principal Amount	Cost	Members' Equity	Fair Value

Investments in securities, at fair value[1] (continued)
United States (continued)			92,751,528
Debt securities (continued)
Utilities
Covanta Energy Corporation
Senior loans (1.23%, due 2/2014-4/2014)	$2,980	$2,473	3.1%	$2,852
Itron, Inc.
Senior loan (4.00%, due 4/2014)	1,198	1,053	1.3	1,197
NRG Energy, Inc.
Senior loan (2.02%, due 2/2013)	2,741	2,452	2.8	2,603
Ventyx Inc.
Senior loan (2.80%, due 6/2012)	6,915	6,648	7.0	6,500
			14.2	13,152

Total United States ($381,542)			399.3%	$370,371

Total investments in debt securities (cost $387,293)			405.7%	$376,294

1 - The majority of the debt securities bear interest at a rate that may be determined by reference to LIBOR or prime and which reset daily, quarterly or semi-annually. For each debt security we have provided the weighted average current interest rate in effect at September 30, 2009.

See Notes to Financial Statements.

Golub Capital BDC LLC and Subsidiary

Consolidated Statements of Operations

(In thousands)

	Three months ended		Six months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Interest	$7,645	$8,993	$18,488	$14,332

Total investment income	7,645	8,993	18,488	14,332

Expenses
Interest	862	1,268	1,552	2,566
Management fee	605	842	1,334	1,263
Professional fees relating to registration statement	601	-	601	-
Professional fees	494	-	669	13
Other expenses	65	91	131	138

Total expenses	2,627	2,201	4,287	3,980

Net investment income	5,018	6,792	14,201	10,352

Net gain (loss) on investments
Net realized loss on investments	-	-	-	(795)
Net unrealized appreciation (depreciation)
on investments	1,925	(2,559)	1,085	(6,474)

Net gain (loss) on investments	1,925	(2,559)	1,085	(7,269)

Net income	$6,943	$4,233	$15,286	$3,083

Note: For periods prior to November 2009, the financial statements only reflect the financial results of Golub Capital Master Funding LLC (GCMF).

See Notes to Unaudited Consolidated Financial Statements.

Golub Capital BDC LLC and Subsidiary

Consolidated Statements of Changes in Members' Equity

(In thousands)

	Six months ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)

Members' equity, October 1, 2009 and October 1, 2008, respectively	$92,752	$16,853

Capital contributions	47,208	59,047

Capital distributions	(13,530)	(3,368)

Net income	15,286	3,083

Members' equity, March 31, 2010 and March 31, 2009, respectively	$141,716	$75,615

Note: For periods prior to November 2009, the financial statements only reflect the financial results of Golub Capital Master Funding LLC (GCMF).

See Notes to Unaudited Consolidated Financial Statements.

Golub Capital BDC LLC and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

	Six months ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$15,286	$3,083
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Amortization of deferred financing fees	-	246
Amortization of discount/premium	(4,847)	(1,779)
Net realized loss on investments	-	795
Net change in unrealized depreciation
on investments	(1,085)	6,474
Fundings on revolving loans, net	6,071	7,975
Fundings of portfolio investments	-	(363,129)
Proceeds from principal payments and sales of
portfolio investments	82,929	78,908
Changes in operating assets and liabilities:
Interest receivable	490	(1,565)
Other assets	(12)	(20)
Due to affiliates	201	164
Interest payable	18	(6)
Net cash provided by (used in) operating activities	99,051	(268,854)

Cash flows from investing activities
Net change in restricted cash and cash equivalents	(3,065)	(22,312)
Net cash used in investing activities	(3,065)	(22,312)

Cash flows from financing activities
Borrowings on credit facility	-	263,754
Repayments on credit facility	(104,862)	(28,267)
Proceeds from capital contributions	47,208	59,047
Payments of capital distributions	(13,530)	(3,368)
Net cash provided by (used in) financing activities	(71,184)	291,166

Net change in cash and cash equivalents	24,802	-

Cash and cash equivalents , beginning of period	-	-

Cash and cash equivalents , end of period	$24,802	$-

Note: For periods prior to November 2009, the financial statements only reflect the financial results of Golub Capital Master Funding LLC (GCMF).

See Notes to Unaudited Consolidated Financial Statements.

Golub Capital BDC LLC and Subsidiary

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Six months ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,534	$2,325

Supplemental disclosure of noncash activity
Obligations of Company assumed by members	$896	$147

Note: For periods prior to November 2009, the financial statements only reflect the financial results of Golub Capital Master Funding LLC (GCMF).

See Notes to Unaudited Consolidated Financial Statements.

Golub Capital BDC LLC and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(in thousands, except shares and per share data)

Note 1.   Nature of Operations and Summary of Significant Accounting Policies

Golub Capital BDC LLC (“GC BDC”) was formed in the State of Delaware in November 2009 to continue and expand the business of Golub Capital Master Funding LLC (“GCMF”, collectively with GC BDC “the Company”), which commenced operations in July 2007. All of the outstanding limited liability company interests in GCMF were initially held by three Delaware limited liability companies, Golub Capital Company IV, LLC (“GCC 4”), Golub Capital Company V, LLC (“GCC 5”), and Golub Capital Company VI, LLC (“GCC 6”) or the Capital Companies. In November 2009, the Capital Companies formed GC BDC, into which they contributed 100% of the limited liability company interests of GCMF and from which they received a proportionate number of limited liability company interests in GC BDC. For periods prior to November 2009, the financial statements only reflect the financial results of GCMF.

The Company primarily invests in senior secured, second lien and mezzanine loans to middle market companies. Prior to the pricing of the Company’s initial public offering on April 14, 2010, Golub Capital Incorporated (“GCI”) served as the Investment Manager (“Investment Manager”) for the Company.

Interim financial statements: The unaudited financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, the information included reflects all adjustments consisting only of normal recurring accruals and adjustments necessary for the fair presentation of financial results for the interim period. However, the current period’s operating results are not necessarily indicative of the results expected for the fiscal year ending September 30, 2010.

Accounting policies: The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) that the Company follows to ensure consistent reporting of financial condition, results of operations, and cash flows. In June 2009, the FASB issued Accounting Standards Codification TM (“Codification”) which is the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification does not change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. One level of authoritative GAAP exists, other than guidance issued by the SEC. All other accounting literature excluded from the Codification is considered non-authoritative. The Codification was made effective by the FASB for periods ending on or after September 15, 2009. These consolidated financial statements reflect the guidance in the Codification.

Principles of consolidation: The consolidated financial statements include the accounts of GC BDC and its wholly owned subsidiary, GCMF. GC BDC consolidates an affiliated subsidiary if it owns more than 50 percent of the subsidiary’s capital. All intercompany balances and transactions have been eliminated in consolidation.

Fair value of financial instruments:   Substantially all of the Company’s assets and liabilities are considered financial instruments and are reported in the consolidated statement of financial condition at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

Golub Capital BDC LLC and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(in thousands, except shares and per share data)

Use of estimates : The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segments: In accordance with segment guidance set by the FASB, the Company has determined that it has a single reporting segment and operating unit structure.

Cash and cash equivalents : Cash and cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition.

Restricted cash and cash equivalents: Restricted cash and cash equivalents represent amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash is held by the trustees for payment of interest expense and principal on the outstanding borrowings.

Revenue recognition:

Investments and related investment income: Investment transactions are accounted for on a trade-date basis. The portfolio of investments is valued by management at fair value. Interest is recognized on the accrual basis. Discounts and origination fees are amortized into interest income over the life of the respective security. For the six months ended March 31, 2010, interest income included approximately $4,847 of such amounts, of which $2,769 was accelerated into interest income as a result of principal repayments.

For investments with contractual payment-in-kind interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statement of operations.

Non-accrual loans: Loans are placed on non-accrual status when principal and interest payments are past due 90 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. Total fair value of non-accrual loans was $0 and $8,736 as of March 31, 2010 and September 30, 2009, respectively.

Golub Capital BDC LLC and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(in thousands, except shares and per share data)

Income taxes : The Company does not record a provision for income taxes because the members report their share of the Company's income or loss on their income tax returns.

In July 2006, the FASB issued further guidance on the accounting for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with previous guidance for accounting for income taxes. This further guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company has applied the provisions of the additional guidance since inception and it did not have a significant effect on the Company’s consolidated financial position or its consolidated results of operations and there are no material uncertain tax positions through March 31, 2010. The 2007 through 2009 tax years remain subject to examination by U.S federal and most state tax authorities.

Deferred financing costs : Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three months ended March 31, 2010 and 2009 was $0 and $123, respectively. Amortization expense for the six months ended March 31, 2010 and 2009 was $0 and $246, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of the initial public offering. Offering costs are charged against the proceeds from equity offerings when received.

Subsequent events: The Company has evaluated all subsequent events through the date the financial statements were issued.

Recent accounting pronouncements: In January 2010, the FASB issued further guidance on improving disclosures about fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2009. The main provisions of the update relate to expanded disclosures for transfers in and out of Levels 1 and 2 and activity within Level 3 fair value measurements. The Company adopted this guidance, and it did not have a material impact on the consolidated financial condition, results of operations or cash flows.

Golub Capital BDC LLC and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(in thousands, except shares and per share data)

Note 2.    Related Party Transactions

GCI serves as the Investment Manager for GCMF. GCMF’s Sale and Servicing Agreement provides for management fees payable each month to the Investment Manager, or an affiliate of the Investment Manager, at a rate of .75% per annum of the value of GCMF’s investments. Accrued and unpaid management fees are $199 and $249 as of March 31, 2010 and September 30, 2009, respectively, and are included in due to affiliates in the consolidated statement of financial condition.

The Investment Manager pays for certain expenses on behalf of the Company, all of which are subsequently reimbursed via cash or a members’ equity contribution. As of March 31, 2010, included in due to affiliates is $936 of accrued expenses that have been paid or will be paid on behalf of the Company by GCI. Of this amount, approximately $601 relates to accrued organizational costs relating to the Company’s planned initial public offering (see Note 9). As of September 30, 2009, included in due to affiliates is $13 for accrued expenses paid on behalf of the Company by GCI and a payable of $672 to an affiliated entity for cash received from an investment owned by the affiliate.

For the six months ended March 31, 2010 and March 31, 2009, the Company expensed $298 and $0, respectively, as fees for services provided by an affiliate of the Investment Manager related to accounting, treasury, reporting and other services. Total expenses reimbursed to the Investment Manager and affiliates for the six months ended March 31, 2010 and 2009 were $424 and $147, respectively. Of these amounts $225 and $147, respectively, were reimbursed via a members’ equity contribution.

Note 3.    Members’ Equity

The Company’s membership equity interests are held by investment partnerships managed by affiliates of the Company. On February 5, 2010, GEMS Fund, L.P. (“GEMS”), a limited partnership affiliated with GCI, entered into an agreement to purchase an interest in the Company for cash, resulting in aggregate net cash proceeds to the Company of $25,000. As of March 31, 2010, the investment entities which held a membership equity interest in the Company were GCC 4, GCC 5, GCC 6 and GEMS.

Golub Capital BDC LLC and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(in thousands, except shares and per share data)

Note 4.   Investments

The Company’s investments primarily consist of senior secured corporate loans. The industry and geographic compositions of the portfolio at fair value at March 31, 2010 and September 30, 2009, were as follows:

Industry	March 31, 2010	September 30, 2009
Aerospace and Defense	0.7%	0.5%
Automobile	3.1	3.1
Banking	1.2	1.1
Beverage, Food and Tobacco	2.7	3.7
Buildings and Real Estate	10.2	8.4
Cargo Transport	4.6	5.1
Chemicals, Plastics and Rubber	0.9	1.0
Containers, Packaging and Glass	1.5	1.7
Diversified Conglomerate Manufacturing	5.6	4.4
Diversified Conglomerate Service	9.3	8.3
Diversified Natural Resources, Precious Metals and Minerals	2.8	2.6
Electronics	2.2	3.3
Farming and Agriculture	-	4.3
Finance	10.3	9.0
Grocery	0.4	0.3
Healthcare, Education and Childcare	16.0	14.0
Home and Office Furnishings, Housewares, and Duarable Consumer	2.7	2.4
Leisure, Amusement, Motion Pictures and Entertainment	5.2	4.2
Machinery (Non-Agriculture, Construction or Electric)	0.9	2.9
Oil and Gas	1.2	3.2
Personal and Non-Durable Consumer Products	1.4	1.1
Personal Food and Miscellaneous Services	2.8	2.3
Printing and Publishing	1.2	1.0
Retail Stores	6.1	4.8
Telecommunications	1.2	1.8
Textiles and Leather	1.6	2.0
Utilities	4.2	3.5
Total	100.0%	100.0%

Geographic Region	March 31, 2010	September 30, 2009
United States
Mid-Atlantic	27.1%	24.9%
Midwest	26.9	22.4
West	14.3	13.2
Southeast	15.2	20.4
Southwest	8.0	8.0
Northeast	6.5	9.5
Canada	2.0	1.6
Total	100.0%	100.0%

Golub Capital BDC LLC and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(in thousands, except shares and per share data)

Note 5.  Fair Value Measurements

The Company follows fair value standards for measuring the fair value of portfolio investments. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments.  Financial assets recorded at fair value in the consolidated statements of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets are as follows:
Level 1 : Inputs are unadjusted, quoted prices in active markets for identical assets at the measurement date.

Level 2 : Inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly.

Level 3 : Inputs are unobservable for the asset and include situations where there is little, if any, market activity for the asset. The inputs into the determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The following section describes the valuation techniques used by the Company to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized.

With the exception of money market funds held at large financial institutions (Level 1 assets), all of the assets that are recorded at fair value as of and during the period ended March 31, 2010 and September 30, 2009 were valued using Level 3 inputs of the fair value hierarchy. Assets that are recorded at Level 3 fair value are the Company’s corporate debt securities. Level 3 assets are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period, and under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuation of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

When valuing Level 3 corporate debt securities, the Company may take into account the following type of factors, where relevant, in determining the fair value of the investments: the enterprise value of a portfolio company, the nature and realizable valuable of any collateral, the portfolio company’s ability to make payments and its earnings, discounted cash flows, comparison to publicly traded securities, changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made and other relevant factors. In addition, for certain debt securities, the Company may base its valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that the Company and others are may be willing to pay. Ask prices represent the lowest price that the Company and others are may be willing to accept for an asset. The Company generally uses the midpoint of the bid/ask as the best estimate of fair value.

Golub Capital BDC LLC and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(in thousands, except shares and per share data)

Due to the inherent uncertainty of determining the fair value of Level 3 assets that do not have a readily available market value, the fair value of the assets may differ significantly from the values that would have been used had a ready market existed for such assets and may differ materially from the values that may ultimately be received or settled. Further, such assets are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company may realize significantly less than the value at which such investment had previously been recorded.

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value of investments due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the assets are traded.

In accordance with fair value disclosure requirements, the following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2010 and September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	As of March 31, 2010
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt securities	$-	$-	$293,226	$293,226
Money market funds (1)	31,263	-	-	31,263

	As of September 30, 2009
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt securities	$-	$-	$376,294	$376,294
Money market funds (1)	25,475	-	-	25,475

(1) Included in restricted cash and cash equivalents on the consolidated statements of financial condition.

Golub Capital BDC LLC and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(in thousands, except shares and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and six months ended March 31, 2010:

Three months ended
March 31, 2010
Debt
Securities

Balance at January 1, 2010	$326,226

Net change in unrealized depreciation on investments	1,925
Funding on revolving loans, net	(3,951)
Sales and redemptions	(32,729)
Amortization	1,755

Balance at March 31, 2010	$293,226

Six months ended
March 31, 2010
Debt
Securities

Balance at October 1, 2009	$376,294

Net change in unrealized depreciation on investments	1,085
Funding on revolving loans, net	(6,071)
Sales and redemptions	(82,929)
Amortization	4,847

Balance at March 31, 2010	$293,226

Note 6.   Borrowings

Facility advances : On July 27, 2007, GCMF entered into a credit facility agreement (“Existing Credit Facility”) under which the lender agreed to provide advances up to $300,000. The Existing Credit Facility included an “accordion” feature which allowed GCMF to increase the size of the Existing Credit Facility up to $500,000 under certain circumstances. The facility commitment termination date was December 29, 2008, and as such, no additional funds may be borrowed under the Existing Credit Facility. The Existing Credit Facility matures on December 29, 2010. Prior to the facility commitment termination date, the amount outstanding under the Existing Credit Facility could range up to 85% of the balances outstanding of the pledged loans and investments depending on the mix of assets and the rating and diversification of assets.

Golub Capital BDC LLC and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(in thousands, except shares and per share data)

Pricing on the Existing Credit Facility ranges from LIBOR + 0.65% to LIBOR + 1.45% depending on the amount outstanding and portfolio diversity. For the three and six months ended March 31, 2010, the average interest rate was 1.4% and 1.2%, respectively, the average outstanding balance was $238,761 and $270,019, respectively, and the interest expense incurred was $862 and $1,552, respectively. For the three and six months ended March 31, 2009, the average interest rate was 1.1% and 2.0%, respectively, the average outstanding balance was $366,420 and $272,530, respectively, and the interest expense incurred was $1,268 and $2,566, respectively.

Balances outstanding under the Existing Credit Facility are secured by substantially all of the Company’s investment securities and restricted cash and cash equivalents. On December 23, 2009, the Company entered into an agreement with the lender whereby the lender agreed to release collateral and allow the distribution of investments with a total fair value and par amount of approximately $13,530 and $21,312, respectively, up to the Capital Companies in exchange for a contribution to the Company’s restricted cash account totaling $21,312. The contribution amount exceeded the carrying value of the distributed asset by $7,782.

As of March 31, 2010 and September 30, 2009, $293,226 and $376,294 of investments in securities and $33,679 and $30,614 of restricted cash and cash equivalents were pledged as collateral against $210,444 and $315,306 of advances under the Existing Credit Facility, respectively.

Note 7.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling approximately $19,730 and $18,642 under various undrawn revolvers and other credit facilities as of March 31, 2010 and September 30, 2009, respectively.

Indemnifications : In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not occurred. The Company expects the risk of any future obligation under these indemnifications to be remote.

Golub Capital BDC LLC and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(in thousands, except shares and per share data)

Note 8.   Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009

Members' equity at beginning of period	$109,773	$71,300	$92,752	$16,853
Members' equity at end of period	141,769	75,615	141,769	75,615
Average members' equity	126,701	75,045	111,170	51,500

Ratio of total expenses, including interest, to average members' equity (4)	8.4%	11.9%	7.7%	15.5%
Ratio of net investment income to average members' equity (1) (4)	16.0%	36.7%	25.6%	40.3%
Total return to members based on average members' equity (2) (3)	5.5%	5.6%	13.8%	6.0%

(1)	Net investment income includes interest income and excludes realized and unrealized gains (losses) on investments on the consolidated statements of operations.

(2)	The total return is computed based on annual net income (loss) divided by weighted average members’ equity.

(3)	Total return based on average members’ equity is not annualized.

(4)	The ratios reflect an annualized amount.

Financial highlights are calculated for the Company as a whole. An individual members’ return and ratios may vary based on the timing of capital transactions.

Note 9.    Subsequent Events

On April 13, 2010, GC BDC converted from a limited liability company into a corporation and elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In this conversion, Golub Capital BDC, Inc. (“GBDC”) succeeded to the business of Golub Capital BDC LLC and its consolidated subsidiary, and the members of Golub Capital BDC LLC became stockholders of GBDC. An aggregate of 8,984,863 shares of common stock, par value $0.001 per share, were issued to the members of GC BDC in this conversion. In addition, for tax purposes, GBDC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended.

On April 14, 2010, GBDC priced its initial public offering (the “Offering”) and sold 7,100,000 shares of its common stock at a public offering price of $14.50 per share. Net of underwriting fees and offering costs, GBDC raised a total of approximately $93,744 and on April 15, 2010, its shares began trading on the Nasdaq Global Select Market under the symbol “GBDC”. In addition, GBDC sold 1,322,581 shares at $14.50 in a concurrent private placement, raising approximately $19,177. GBDC has also granted the underwriters an option to purchase up to an additional 1,065,000 shares of common stock.

Golub Capital BDC LLC and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(in thousands, except shares and per share data)

GBDC will use the net proceeds from the public offering to repay certain amounts outstanding under its existing credit facility and to invest the balance of the net proceeds in portfolio companies in accordance with its investment objective and strategies and for general corporate purposes. On April 20, 2010, GBDC paid down the Existing Credit Facility by $50,000.

Except as otherwise specified, references to “we,” “us,” and “our” refer to Golub Capital BDC LLC and its consolidated subsidiary for the periods prior to the conversion of Golub Capital BDC LLC into Golub Capital BDC, Inc. and refer to Golub Capital BDC, Inc. and its consolidated subsidiary for the periods after the conversion.

GBDC has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to GBDC. The Investment Adviser is a registered investment advisor with the Securities and Exchange Commission (“SEC”). For providing services, the Investment Adviser will receive fees, consisting of two components – a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.375% of average adjusted gross assets (excluding cash and cash equivalents and including assets purchased with borrowed funds) and is payable quarterly in arrears.

We have structured the calculation of the incentive fee to include a fee limitation such that an incentive fee for any quarter can only be paid to the Investment Adviser if, after such payment, the cumulative incentive fees paid to the Investment Adviser since becoming a business development company would be less than or equal to 20.0% of our Cumulative Pre-incentive Fee Net Income (as defined below).

We accomplish this limitation by subjecting each quarterly incentive fee payable on the “Income and Capital Gains Incentive Fee Calculation” (as defined below) to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is the difference between (a) 20.0% of Cumulative Pre-Incentive Fee Net Income and (b) cumulative incentive fees of any kind paid to the Investment Adviser by Golub Capital BDC since the effective date of our election to become a business development company. To the extent the Incentive Fee Cap is zero or a negative value in any quarter, no incentive fee would be payable in that quarter. Cumulative Pre-Incentive Fee Net Income is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since the effective date of our election to become a business development company and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation since the effective date of our election to become a business development company.

Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement (as defined below), and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash.

Golub Capital BDC LLC and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(in thousands, except shares and per share data)

Incentive fees are calculated as below and payable quarterly in arrears (or, upon termination of the Investment Advisory Agreement, as of the termination date) (a ‘‘Performance Period’’). The Investment Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued interest that we never actually receive.

The income and capital gains incentive fee calculation (the ‘‘Income and Capital Gain Incentive Fee Calculation’’) has two parts: the income component and the capital gains component. The income component is calculated quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter.

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the income component, it is possible that an incentive fee may be calculated under this formula with respect to a period in which we have incurred a loss. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the income component will result in a positive value and an incentive fee will be paid unless the payment of such incentive fee would cause us to pay incentive fees on a cumulative basis that exceed 20.0% of Cumulative Pre-Incentive Fee Income. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed ‘‘hurdle rate’’ of 2.0% quarterly. If market interest rates rise, GBDC may be able to invest funds in debt instruments that provide for a higher return, which would increase Pre-Incentive Fee Net Investment Income and make it easier for The Investment Adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our Pre-Incentive Fee Net Investment Income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.375% base management fee. We calculate the income component of the Income and Capital Gain Incentive Fee Calculation with respect to our Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

•	zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;

•
100.0% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 2.5%) as the ‘‘catch-up’’ provision. The catch-up is meant to provide our external manager with 20.0% of the Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeds 2.5% in any calendar quarter; and

•	20.0% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any calendar quarter.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.

The second part of the Incentive Fee Calculation (the ‘‘Capital Gain Incentive Fee’’) equals (a) 20.0% of our ‘‘Capital Gain Incentive Fee Base,’’ if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. Our Capital Gain Incentive Fee Base equals the sum of (1) our realized capital gains, if any, on a cumulative positive basis from the date of our election to become a business development company through the end of each calendar year, (2) all realized capital losses on a cumulative basis and (3) all unrealized capital depreciation on a cumulative basis.

Golub Capital BDC LLC and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(in thousands, except shares and per share data)

•
The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment.

•
The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in our portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.

•
The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable Capital Gain Incentive Fee calculation date and (b) the accreted or amortized cost basis of such investment. The sum of the Income Incentive Fee and the Capital Gain Incentive Fee will be the Incentive Fee.

The Incentive Fee will not be paid at any time if, after such payment, the cumulative Incentive Fees paid to date would be greater than 20.0% of our cumulative Pre-Incentive Fee Net Income since our election to be treated as a business development company. We refer to such amount, less any Incentive Fees previously paid, as the Incentive Fee Cap. If, for any relevant period, the Incentive Fee Cap calculation results in our paying less than the amount of the Incentive Fee calculated above, then the difference between the Incentive Fee and the Incentive Fee Cap will not be paid by GBDC, and will not be received by The Investment Adviser as an Incentive Fee either at the end of such relevant period or at the end of any future period. For the avoidance of doubt, we expect that our stockholders will benefit from a reduction in the amount of Incentive Fees that we pay, and that they pay indirectly, equal to the sum of the differences, if any, between the Incentive Fee and the Incentive Fee Cap.

GBDC has also entered into an administration agreement (the “Administration Agreement”) with GC Service Company, LLC (the “Administrator”), under which the Administrator provide services for GBDC. For providing these services, facilities and personnel, GBDC reimburses the Administrator for GBDC’s allocable portion of overhead and other expenses incurred by the Administrator in performing these obligations under the Administration Agreement, including rent. Under the Administration Agreement, the Administrator will also provide managerial assistance to those portfolio companies to which GBDC is required to provide such assistance.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The consolidated financial statements and related footnotes reflect the financial performance of Golub Capital BDC LLC and its predecessor and wholly owned subsidiary, Golub Capital Master Funding LLC, or GCMF, which was formed on June 6, 2007.

On April 13, 2010, Golub Capital BDC LLC converted from a Delaware limited liability company into a Delaware corporation and elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In this conversion, which we refer to as the BDC Conversion, Golub Capital BDC, Inc. assumed the business activities of Golub Capital BDC LLC and became the sole surviving entity.  As a result of the conversion, GCMF became a wholly owned subsidiary of Golub Capital BDC, Inc.

Except as otherwise specified, references to “we,” “us,” and “our” refer to Golub Capital BDC LLC and its consolidated subsidiary for the periods prior to the BDC Conversion, and refer to Golub Capital BDC, Inc. and its consolidated subsidiary for the periods after the BDC Conversion.

“Golub Capital” refers, collectively, to the activities and operations of Golub Capital Incorporated and Golub Capital Management LLC, which employs all of Golub Capital’s investment professionals, as well as our investment adviser, GC Advisors LLC, or GC Advisors, our administrator, GC Service Company, LLC, or GC Service, associated investment funds and their respective affiliates.

Forward-Looking Statements

Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with GC Advisors and other affiliates of Golub Capital;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a business development company; and

•	the effect of changes to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” ”predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” included in our amended registration statement on Form N-2 filed with the Securities and Exchange Commission, or SEC, on April 14, 2010.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements, and we assume no obligation to update any such forward-looking statements.  Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance.  Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has filed an election to be regulated as a business development company under the 1940 Act.  In addition, for tax purposes we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

As a business development company, we are required to comply with certain regulatory requirements.  For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.  To qualify as a RIC, we must meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders at least 90% of our investment company taxable income, as defined by Code, for each year.  Pursuant to this election, we generally do not have to pay corporate level taxes on any income that we distribute to our stockholders.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $4 billion of capital as of March 31, 2010, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Subsequent to the BDC Conversion, our investment activities are managed by GC Advisors and supervised by our board of directors, a majority of whom are independent of us, GC Advisors and its affiliates. At a meeting of our board of directors held on March 5, 2010, our board of directors unanimously voted to approve the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by GC Advisors, our investment adviser;
•	the fee structures of comparable externally managed business development companies that engage in similar investing activities; and
•	various other matters.

Based on the information reviewed and the discussions detailed above, the board of directors, including all of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Investment Advisory Agreement, as well as the Administration Agreement, as being in the best interests of our stockholders.

Under the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. We have also entered into an administration agreement with GC Service under which we have agreed to reimburse GC Service for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by GC Service in performing its obligations under the Administration Agreement.

As of March 31, 2010 our portfolio comprised primarily of senior secured loans; however, we intend to pursue an investment strategy focused on investing in unitranche, mezzanine and second lien loans and warrants and minority equity co-investments in middle-market companies. A unitranche loan refers to a loan that combines characteristics of traditional first-lien senior secured loans and second-lien or subordinated loans. Accordingly, over time we expect that senior secured loans will represent a smaller percentage of our investment portfolio as we grow our business, these investments are repaid and we invest in a different mix of assets. In the short term, we expect to invest in a mix of mezzanine and senior secured loans to obtain a high level of current income and to preserve capital.

We seek to create a diverse portfolio that includes senior secured, unitranche, mezzanine and second lien loans and warrants and minority equity securities by investing approximately $10 to $25 million of capital, on average, in the securities of middle-market companies. We may also selectively invest more than $25 million in the securities of some portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

As of March 31, 2010, our portfolio comprised debt in 80 portfolio companies. For the three and six months ended March 31, 2010, our income producing assets, which represented 100% of our total portfolio, had a weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield of approximately 7.6% and 8.1% and a weighted average annualized investment income (which includes interest income and amortization of fees and discounts) yield of approximately 9.8% and 11.0%, respectively.

Revenues.   We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we acquire in portfolio companies. Our debt investments, whether in the form of senior secured, unitranche, mezzanine or second lien loans, typically have a term of three-to-ten years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as interest income. When we receive principal payments on a loan in an amount that exceeds its carrying value, we also record the excess principal payment as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses.   After the BDC Conversion, primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we pay interest expense on all outstanding debt.  We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•	transfer agent and custodial fees;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•	direct costs, such as printing, mailing, long distance telephone and staff;

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

•
other expenses incurred by either GC Service or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of our board of directors) of overhead.

Recent Developments

On April 13, 2010, Golub Capital BDC LLC converted from a Delaware limited liability company into a Delaware corporation and elected to be treated as a business development company under the 1940 Act. In this conversion, Golub Capital BDC, Inc. assumed the business activities of Golub Capital BDC LLC, and the members of Golub Capital BDC LLC became stockholders of Golub Capital BDC, Inc. As a result of the conversion, GCMF became a wholly owned subsidiary of Golub Capital BDC, Inc.

On April 14, 2010, we priced our initial public offering and sold 7,100,000 shares of our common stock at a price of $14.50 per share. Our shares began trading on April 15, 2010 on the Nasdaq Global Select Market under the symbol “GBDC”. Net of underwriting fees and offering costs, we raised a total of approximately $93.7 million. In addition, we sold 1,322,581 shares at $14.50 per share in a concurrent private placement, raising an additional $19.2 million in proceeds. GBDC has also granted the underwriters an option to purchase up to an additional 1,065,000 shares of common stock. As of March 31, 2010, on a pro forma basis after giving effect to the offering and the concurrent private placement and assuming no exercise of the underwriters’ over-allotment option, our net asset value was approximately $254.7 million, or approximately $14.63 per share.

Portfolio Composition, Investment Activity and Yield

At March 31, 2010 and September 30, 2009, we had investments in debt in 80 portfolio companies and 95 portfolio companies, respectively, with a total value of approximately $293.2 million and $376.3 million, respectively. For the three months and six months ended March 31, 2010 we originated 0 new investments.

For the three and six months ended March 31, 2010, we had approximately $32.7 million and $69.4 million in debt repayments in existing portfolio companies, respectively, and sold 0 securities.  In addition, on December 23, 2009, we entered into a waiver and consent under the variable funding indenture, dated as of July 27, 2007, between GCMF, as issuer, and U.S. Bank National Association, as indenture trustee, or the Existing Credit Facility, pursuant to which we were permitted to distribute investments with a fair value and par value of approximately $13.5 million and $21.3 million to Golub Capital BDC LLC, free and clear of liens under the Existing Credit Facility.  In January 2010, we then distributed these portfolio assets to the three equity members of GCMF, pro rata in accordance with the ownership interests in Golub Capital BDC LLC held by each of the equity members. The equity members are limited liability companies affiliated with Golub Capital.  The members then made a cash contribution of $21.3 million to us, which was subsequently contributed to GCMF.

During the three and six months ended March 31, 2010, we had unrealized appreciation on 58 and 75 portfolio company investments totaling approximately $3.7 million and $13.9 million, respectively, which were offset by unrealized depreciation on 40 and 47 portfolio company investments totaling approximately -$1.8 million and -$12.8 million, respectively. During the three and six months ended March 31, 2009, we had unrealized appreciation on 44 and 63 portfolio company investments totaling approximately $4.9 million and $9.5 million, respectively, which was offset by unrealized depreciation on 65 and 81 portfolio company investments totaling approximately -$7.5 million and -$16.0 million, respectively.

The following table shows the cost and fair value of our portfolio of investments by asset class as of March 31, 2010 and September 30, 2009:

	As of March 31,		As of September 30,
	2010 (1)		2009 (1)
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)

Senior Secured:
Performing	$202,005	$200,776	$245,346	$241,228
Non-accrual	-	-	10,295	7,252

One-Stop:
Performing	80,573	79,152	118,299	116,233
Non-accrual	-	-	2,771	1,124

Second Lien:
Performing	13,153	13,298	10,582	10,457
Non-accrual	-	-	-	-
Total	$295,730	$293,226	$387,293	$376,294

(1)
Two of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of March 31, 2010 and September 30, 2009.  PIK interest, which effectively operates as negative amortization of loan principal, represents contractual interest accrued and added to the principal balance of a loan and generally becomes due at maturity.

For the three and six months ended March 31, 2010 and for the year ended March 31, 2010 and for the year ended September 30, 2009, the weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of investments in our portfolio was approximately 7.58%, 8.10% and 8.05%, respectively. As of March 31, 2010, approximately 49.9% and 50.3% of our portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2009, approximately 47.6% and 47.1% of our portfolio at fair value and at cost, respectively, had interest rate floors that limit minimum interest rates on such loans.

GC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on the following categories, which we refer to as GC Advisors’ investment performance rating:

Risk Ratings Definition
Rating	Definition
Grade 5	Involves the least amount of risk in our portfolio. The borrower is performing above expectations and the trends and risk factors are generally favorable.
Grade 4	Involves an acceptable level of risk that is similar to the risk at the time of origination. The borrower is generally performing as expected and the risk factors are neutral to favorable.
Grade 3
Involves a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination. The borrower may be out of compliance with debt covenants; however; loan payments are generally not past due.

Grade 2
Involves a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 180 days past due). For loans graded 2, we will implement a plan to increase monitoring of the borrower.

Grade 1
Indicates that the borrower is performing substantially below expectations and the loan risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans graded 1 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2010 and September 30, 2009:

	March 31, 2010		September 30, 2009
	Investments		Investments
	at Fair Value	Percentage of	at Fair Value	Percentage of
	(Dollars in	Total	(Dollars in	Total
Investment Performance Rating	Thousands)	Portfolio	Thousands)	Portfolio
5	79,824	27.2%	91,419	24.3%
4	137,249	46.8%	223,687	59.4%
3	72,293	24.7%	61,188	16.3%
2	3,860	1.3%	-	0.0%
1	-	0.0%	-	0.0%
Total	293,226	100.0%	376,294	100.0%

Consolidated Results of Operations

The consolidated results of operations set forth below relate to the historical financial information prior to our election to become a business development company and our election as a RIC.  We do not believe that historical operating performance is necessarily indicative of the consolidated results of operations that we expect to report in future periods.   Also, in future periods the management fee that we pay to GC Advisors under the Investment Advisory Agreement will be determined by reference to a formula that differs materially from the management fee paid by GCMF in prior periods.  In addition, the portfolio of investments consisted primarily of senior secured and unitranche loans as of March 31, 2010, and we intend to pursue a strategy that is focused on unitranche, mezzanine and second lien loans and warrants and minority equity securities.  As a business development company and a RIC, we are also subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code.  For the reasons described above, the results of operations described below may not be indicative of the results we report in future periods.

Consolidated operating results for the three and six months ended March 31, 2010 and 2009 are as follows:

	For the three months ended		For the six months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(Dollars in Thousands)

Total investment income	$7,645	$8,993	$18,488	$14,332
Total expenses	2,627	2,201	4,287	3,980
Net investment income	5,018	6,792	14,201	10,352
Net realized gains (losses)	-	-	-	(795)
Net unrealized gains (losses)	1,925	(2,559)	1,085	(6,474)
Net increase in members' equity resulting
from operations	$6,943	$4,233	$15,286	$3,083

Average investments in securities, at fair value	$308,678	$417,929	$331,994	$326,326

Net income can vary substantially from period to period for various factors, including the recognition of realized gains and losses and unrealized appreciation and depreciations.  As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income decreased by $1.3 million, or 15%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease in investment income was primarily attributable to a decrease in invested assets during the three months ended March 31, 2010. For the three months ended March 31, 2010, total investment income consisted of $5.9 million in interest income from investments and $1.7 million in income from the amortization of discounts and origination fees. For the three months ended March 31, 2009, total investment income consisted of $7.6 million in interest income and $1.4 million in income from the amortization of discounts and origination fees.

Investment income increased by $4.2 million, or 29%, for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009. The increase in investment income was primarily due to the realization of discounts on loans that were paid off during the six months. For the six months ended March 31, 2010, total investment income consisted of $13.6 million in interest income from investments and $4.9 million in income from the amortization of discounts and origination fees. For the six months ended March 31, 2009, total investment income consisted of $12.5 million in interest income and $1.8 million in income from the amortization of discounts and origination fees.

Operating Expenses

Total operating expenses increased by $426,000, or 19.4%, to $2.6 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase was primarily due to non-recurring organizational costs associated with our public offering. Management fees, which are calculated based on invested assets, were lower in the three months ended March 31, 2010 than in the three months ended March 31, 2009 due to a decrease in invested assets. Following the completion of the Offering, we will pay management fees under the Investment Advisory Agreement, which provides a different basis for the calculation of such fees as compared to amounts paid by GCMF. Accordingly, GCMF’s historic management fee expense amounts will not be directly comparable to our management fee expenses in future periods.

Total operating expenses increased by $307,000, or 7.7%, to $4.3 million for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009. This increase was primarily due to non-recurring organizational costs associated with our public offering. Total management fees, which are calculated based on invested assets, were slightly higher in the six months ended March 31, 2010 as compared to the six months ended March 31, 2009 due to an increase in average invested assets.

Interest and other credit facility expenses were lower in the three and six months ended March 31, 2010 than the three and six months ended March 31, 2009 primarily due to lower interest expense on the Existing Credit Facility, which is calculated as a spread over LIBOR, resulting from a decrease in the average outstanding credit facility balance during the six months ended March 31, 2010.

Net Realized and Unrealized Gains and Losses

During the three and six months ended March 31, 2010, we had $0 in net realized loss and $3.7 million and $13.9 million in unrealized appreciation on 58 and 75 portfolio company investments, respectively. These amounts more than offset unrealized depreciation on 40 and 47 portfolio company investments totaling approximately -$1.8 million and -$12.8 million, respectively. Unrealized appreciation during the three and six months ended March 31, 2010 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation resulted from a reduction in fair value primarily due to market yield adjustments.

During the three and six months ended March 31, 2009, we had $0 and $795,000 in net realized loss and $5.0 million and $9.5 million in unrealized appreciation on 44 and 63 portfolio company investments, respectively. This was offset by unrealized depreciation on 65 and 81 portfolio company investments totaling approximately -$7.5 million and -$16.0 million, respectively. Unrealized appreciation during the three and six months ended March 31, 2009 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation resulted from a reduction in fair value primarily due to market yield adjustments.

Liquidity and Capital Resources

As of March 31, 2010 and September 30, 2009, we had cash and cash equivalents of $58.5 million and $30.6 million, respectively. Cash provided or used by operating activities for the six months ended March 31, 2010 and 2009 was $99.1 million and -$268.9 million, respectively. Cash provided by operations resulted primarily from income items described in “— Results of Operations” above.

As a business development company, we will have an ongoing need to raise additional capital for investment purposes. In the future, we expect to increase our liquidity and raise additional capital through offerings of debt or equity securities, sales of investments as well as borrowings under the New Credit Facility (defined below). Since the middle of 2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These events have significantly diminished overall confidence in the debt and equity markets and caused increasing economic uncertainty. A further deterioration in the financial markets or a prolonged period of illiquidity without improvement could materially impair our ability to raise equity capital or debt capital on commercially reasonable terms.

Credit Facilities.   On July 27, 2007, GCMF entered into the Existing Credit Facility, which matures on December 29, 2010.  As a result of a series of amendments, the Existing Credit Facility provided for potential borrowings of up to $500.0 million. Under the terms of the Existing Credit Facility, we were permitted to borrow up to 85% of the balances outstanding of pledged loans and investments, depending on the mix of assets and the rating and diversification of such assets. For advances under $300.0 million, our borrowings generally bear interest at an annual rate of LIBOR plus a margin ranging from 0.65% to 0.80%, depending on the diversity of the portfolio and type of collateral then in the portfolio. For borrowings above $300.0 million, our annual interest rate equals LIBOR plus a margin of between 1.15% and 1.45%, also depending on the diversity of the portfolio and the type of collateral then in the portfolio. As of March 31, 2010, and September 30, 2009, the blended interest rate payable on amounts outstanding under the Existing Credit Facility was 1.50% and 0.93%, respectively.

The Existing Credit Facility provides for customary borrowing conditions, restrictive covenants, events of default and remedies. It had a facility commitment termination date of December 29, 2008. As a result, we are no longer able to borrow under the Existing Credit Facility and are required to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of investments, net of payment of specified operating expenses, to repay amounts outstanding under the Existing Credit Facility.  As of March 31, 2010 and September 30, 2009, the Existing Credit Facility had approximately $210.4 million and $315.3 million in outstanding borrowings, respectively.

On March 15, 2010, we entered into an amendment and waiver to the Existing Credit Facility permitting us to complete the public offering and the other transactions. This amendment required us to repay at least $50.0 million in outstanding borrowings under the Existing Credit Facility upon closing of the Offering. A $50.0 million payment was made on April 20, 2010, reducing our outstanding borrowings under the Existing Credit Facility to $147.3 million.

We entered into a commitment letter with Wells Fargo Bank, N.A., an affiliate of the lead underwriter of our initial public offering, or Wells Fargo, on March 15, 2010 for a new credit facility, which we refer to as the New Credit Facility. Prior to entering into the New Credit Facility, we have agreed that a required majority (as defined in Section 57(o) of the 1940 Act) of our board of directors will approve the New Credit Facility on the basis that (1) the terms of the New Credit Facility, including the consideration to be paid or received, are reasonable and fair to the shareholders of the business development company and do not involve overreaching of us or our shareholders on the part of any person concerned; (2) the proposed transaction is consistent with the interests of our shareholders and is consistent with our policy set forth in filings made by us with the SEC; and (3) the directors record in their minutes and preserve in their records a description of the New Credit Facility, their findings, the information or materials upon which their findings were based, and the basis for such finding.

As currently contemplated, we anticipate the New Credit Facility will be a five-year facility consisting of a three-year reinvestment period and a two-year amortization period. We expect that the interest rate will be based on LIBOR plus a fixed margin. Similar to the Existing Credit Facility, the New Credit Facility is expected to be secured by liens on a portion of our assets. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for the securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of the occurrence of an event of default and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we default under the terms of any debt instrument, the agent for the applicable lenders could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As currently contemplated, the New Credit Facility will provide for maximum borrowings of $175.0 million. Upon execution, we anticipate that we will be required to pay a structuring fee of approximately $2.6 million to Wells Fargo as well as all of the lender’s reasonable out-of-pocket expenses, including attorneys’ fees. We anticipate the terms of the New Credit Facility will require us to (1) make representations and warranties regarding the collateral as well as each of our businesses, (2) agree to certain indemnification obligations and (3) comply with various covenants, servicing procedures, limitations on acquiring and disposing of assets, reporting requirements and other customary requirements for similar credit facilities. Similar to the Existing Credit Facility, the New Credit Facility is also expected to contain customary event of default provisions covering payment defaults, change in control transactions, and failure to comply with both financial and operating covenants. Defaults under the New Credit Facility could result in the entire facility becoming due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

As currently contemplated, the closing of the New Credit Facility would be subject to a number of customary conditions, including the concurrent retirement of the Existing Credit Facility and negotiation of transaction documentation. On May 11, 2010, the deadline for completing transaction documentation was extended to July 15, 2010 from June 15, 2010. If we are successful in securing the New Credit Facility, we intend to use borrowings under the New Credit Facility to retire all debt outstanding and terminate the Existing Credit Facility, to make additional investments and for other general corporate purposes. We cannot assure you that we will be able to enter into the New Credit Facility on the terms contemplated by the commitment letter, or at all.

If we are unable to enter into the New Credit Facility or enter into a similar facility or we default under the Existing Credit Facility, we may be forced to sell a portion of our investments quickly and prematurely to meet our outstanding payment obligations under the Existing Credit Facility. If we are unable to enter into the New Credit Facility or we default under the Existing Credit Facility, it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

On December 23, 2009, we entered into a waiver and consent under the Existing Credit Facility pursuant to which we were permitted to distribute investments with a fair value and par value of approximately $13.5 million and $21.3 million to Golub Capital BDC LLC, free and clear of liens under the Existing Credit Facility.  In January 2010, we then distributed these portfolio assets to the three equity members of GCMF, pro rata in accordance with the ownership interests in Golub Capital BDC LLC held by each of the equity members. The equity members are limited liability companies affiliated with Golub Capital.  The members then made a cash contribution of $21.3 million to us, which was subsequently contributed to GCMF.

Private Placement: On February 5, 2010, GEMS entered into an agreement to purchase 195 limited liability company interests in Golub Capital BDC LLC for cash, resulting in aggregate net cash proceeds to us of $25.0 million. The private placement settled on March 15, 2010.

On May 11, 2010, our board of directors declared a quarterly dividend of $0.24 per share payable on June 29, 2010 to holders of record as of June 22, 2010. The $0.24 dividend represents a $0.31 per share quarterly dividend prorated for the number of days remaining in the quarter after the close of our initial public offering on April 20, 2010.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the Existing Credit Facility is as follows:

	Payments Due by Period (Millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Existing Credit
Facility (1)	$210.4	$210.4	$0	$0	$0

(1)
Under the terms of the Existing Credit Facility, all outstanding borrowings under that facility ($210.4 million as of March 31, 2010) must be repaid on or before December 29, 2010. As part of the amendments to the Existing Credit Facility executed on March 15, 2010, we were required to repay at least $50.0 million of outstanding borrowings under the Existing Credit Facility upon closing of the Offering.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2010 and September 30, 2009 we had outstanding commitments to fund investments totaling $19.7 million and $18.6 million, respectively. We hold as restricted cash an amount equal to our outstanding commitments to fund investments.

We have certain contracts under which we have material future commitments. We have entered into the Investment Advisory Agreement with GC Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective upon the pricing of the initial public offering. Under the Investment Advisory Agreement, GC Advisors has agreed to provide us with investment advisory and management services. We have agreed to pay for these services (1) a management fee equal to a percentage of the average adjusted value of our gross assets and (2) an incentive fee based on our performance.

We have also entered into the Administration Agreement with GC Service as our administrator. The Administration Agreement became effective upon the pricing of the initial public offering. Under the Administration Agreement, GC Service has agreed to furnish us with office facilities and equipment, provide us clerical, bookkeeping and record keeping services at such facilities and provide us with other administrative services necessary to conduct our day-to-day operations.   GC Service will also provide on our behalf significant managerial assistance to those portfolio companies to which we are required to provide such assistance.

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our Investment Advisory Agreement and our Administration Agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

Distributions

In order to maintain our status as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required under the Code to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our net stockholders on an annual basis. Additionally, we must distribute at least 98% of our net income (both ordinary income and capital gains) to avoid a U.S. federal excise tax. We intend to distribute quarterly dividends to our stockholders as determined by our board of directors.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including the possible loss of our RIC status. We cannot assure stockholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our dividend reinvestment plan.  If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

Related Party Transactions

Prior to the closing of our initial public offering, we entered into a number of business relationships with affiliated or related parties, including the following:

•
In a private placement, GEMS entered into an agreement on February 5, 2010, to purchase 195 limited liability company interests in Golub Capital BDC LLC for cash, resulting in aggregate net cash proceeds to us of $25 million. Investors in GEMS include some employees and management of Golub Capital and its affiliates as well as a limited number of long-time investors in funds sponsored by affiliates of GC Advisors.

Concurrent with the pricing of our initial public, we entered into a number of business relationships with affiliated or related parties, including the following:

•
We entered into an Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.

•
GC Service provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement. We reimburse GC Service for the allocable portion (subject to the review and approval of our board of directors) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.

•
We have entered into a license agreement with Golub Capital Management LLC, pursuant to which Golub Capital Management LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”

•
Certain existing investors in entities advised by affiliates of Golub Capital and certain of our officers and directors, their immediate family members or entities owned by, or family trusts for the benefit of, such persons purchased in a separate private placement an aggregate of 1,322,581 shares of common stock at the initial public offering price per share of $14.50.  We received the full proceeds from the sale of these shares, and no underwriting discounts or commissions were paid in respect of these shares.

•
Under a staffing agreement (the “Staffing Agreement”) between Golub Capital Incorporated and Golub Capital Management LLC and GC Advisors, Golub Capital has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement.  The Staffing Agreement provides that Golub Capital will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement will be provided on a direct cost reimbursement basis.

GC Advisors also manages, and may in the future manage, other accounts that have investment mandates that are similar, in whole and in part, with ours. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We will not make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our and GC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware General Corporation Law.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

Valuation of Portfolio Investments.

We value investments for which market quotations are readily available at their market quotations.  However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we will value these portfolio investments at fair value as determined in good faith by our board of directors under our valuation policy and process. We may seek pricing information with respect to certain of our investments from pricing services or brokers or dealers in order to value such investments. We will also employ independent third party valuation firms for all of our investments for which there is not a readily available market value.

Valuation methods may include comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the company will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Our board of directors is ultimately and solely responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination.

With respect to investments for which market quotations are not readily available, our board of directors will undertake a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of GC Advisors responsible for credit monitoring.

•	Preliminary valuation conclusions are then be documented and discussed with our senior management and GC Advisors.

•	The audit committee of our board of directors reviews these preliminary valuations.

•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

In following these approaches, the types of factors that are taken into account in fair value pricing investments include available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values.

Determination of fair values involves subjective judgments and estimates not verifiable by auditing procedures. Under current auditing standards, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

In January 2010, the FASB issued further guidance on improving disclosures about fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2009.  We adopted this guidance, and it did not have a material impact on our consolidated financial condition, results of operations or cash flows.

Revenue Recognition.   Our revenue recognition policies are as follows:

Investments and Related Investment Income.   We account for investment transactions on a trade-date basis. Our board of directors determines the fair value of our portfolio of investments. Interest is recognized on the accrual basis. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in our consolidated statement of operations.

Non-accrual.   We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans were $0 and $8.4 million as of March 31, 2010 and September 30, 2009, respectively.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future will also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. In addition, the Existing Credit Facility has a floating interest rate provision based on LIBOR which resets monthly, and we expect that the New Credit Facility and any other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the balance sheet as of the periods covered by this analysis were to remain constant and that Management took no actions to alter our existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although our management believes that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the statement above.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4: Controls and Procedures.

As of the period covered by this report, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on our evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1: Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our amended registration statement Form N-2 filed with the SEC on April 14, 2010 which could materially affect our business, financial condition and/or operating results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

On February 5, 2010, Golub Capital BDC LLC sold 195 limited liability company interests in Golub Capital BDC LLC to GEMS for cash, resulting in aggregate net cash proceeds to Golub Capital BDC LLC of $25.0 million.  No underwriting discounts or commissions were paid in respect of these shares.  These securities were offered and sold in reliance upon an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended, or the Securities Act, and Section 3(c)(7) of the 1940 Act.  On April 13, 2010, Golub Capital BDC LLC converted into a Delaware corporation, Golub Capital BDC, Inc., and all of the outstanding limited liability company interests in Golub Capital BDC LLC were converted into 8,984,863 shares of common stock in Golub Capital BDC, Inc.

On April 20, 2010, we sold 1,322,581 shares of our common stock, par value $0.001, in a private placement concurrent with our initial public offering to certain existing investors in entities advised by affiliates of Golub Capital and to certain of our officers and directors, their immediate family members or entities owned by, or family trusts for the benefit of, such persons.  We sold these shares at the initial public offering price of $14.50 per share and raised $19.2 million in cash proceeds.  No underwriting discounts or commissions were paid in respect of these shares.  These securities were offered and sold in reliance upon an exemption from registration under Rule 506 of Regulation D of the Securities Act.

We intend to use the net proceeds of the April 20, 2010 private placement and all of the proceeds from the February 5, 2010 private placement which have not yet been invested on the date of this report, together with the net proceeds of our initial public offering (after expenses) to (1) repay at least $50.0 million of the outstanding principal of, and accrued and unpaid interest on, the Existing Credit Facility and (2) invest the balance of the net proceeds in portfolio companies in accordance with our investment objective and the strategies described in our amended registration statement on Form N-2, filed with the SEC on April 14, 2010, and for general corporate purposes.

Item 3: Defaults Upon Senior Securities.

Not applicable

Item 4: Removed and Reserved.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
31.1	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: May 13, 2010	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2010	By	/s/ Sean K. Coleman
Sean K. Coleman
Chief Financial Officer
(Principal Accounting and Financial Officer)