Form 10-Q
period 2010-06-30
Golub Capital BDC, Inc.
filed 2010-08-09
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________________

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 9, 2010, the Registrant had 17,712,444 shares of common stock, $0.001 par value, outstanding.

Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of June 30, 2010 (unaudited) and September 30, 2009	1

	Consolidated Statements of Operations for the three and nine months ended June 30, 2010 (unaudited) and June 30, 2009 (unaudited)	2

	Consolidated Statements of Changes in Net Assets / Members’ Equity for nine months ended June 30, 2010 (unaudited) and June 30, 2009 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended June 30, 2010 (unaudited) and June 30, 2009 (unaudited)	4

	Consolidated Schedules of Investments as of June 30, 2010 (unaudited) and September 30, 2009	5-10

	Notes to Consolidated Financial Statements (unaudited)	11-23

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-36

Item 3.	Quanitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

Part II.	Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Removed and Reserved	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

Part I. Financial Information

Item 1: Financial Statements

Golub Capital BDC, Inc. and Subsidiary
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2010	September 30, 2009
Assets	(unaudited)
Investments, at fair value (cost of $280,214 and $387,293 respectively)	$277,610	$376,294
Cash and cash equivalents	71,380	-
Restricted cash and cash equivalents	32,728	30,614
Interest receivable	1,746	2,198
Prepaid expenses and other assets	296	16
Total Assets	$383,760	$409,122

Liabilities
Credit facility advances	$121,764	$315,306
Payable for investments purchased	885	-
Accrued professional fees	540	13
Management and incentive fee payable	593	249
Interest payable	86	130
Other payables	107	672
Total Liabilities	123,975	316,370

Net Assets
Members' equity	-	92,752
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized,
zero shares issued and outstanding as of June 30, 2010	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized,
17,712,444 shares issued and outstanding as of June 30, 2010	18	-
Paid in capital in excess of par	259,690	-
Undistributed net investment income	19	-
Net unrealized appreciation on investments	58	-
Total Net Assets	259,785	92,752

Total Liabilities and Total Net Assets	$383,760	$409,122

Number of shares outstanding (unaudited)	17,712,444	N/A
Net Asset Value Per Share (unaudited)	$14.67	N/A

See Notes to Unaudited Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Investment income
Interest	$7,230	$9,482	$25,718	$23,814

Total investment income	7,230	9,482	25,718	23,814

Expenses
Interest and other credit facility expenses	591	1,114	2,144	3,680
Base management fee	903	811	2,237	2,074
Incentive fee	55	-	55	-
Professional fees relating to registration statement	188	-	788	-
Professional fees	363	154	734	167
Administrative service fee	144	-	442	-
General and administrative expenses	171	66	303	203

Total expenses	2,415	2,145	6,703	6,124

Net investment income	4,815	7,337	19,015	17,690

Net gain (loss) on investments
Net realized loss on investments	-	-	-	(795)
Net change in unrealized appreciation (depreciation) on investments	(100)	2,016	985	(4,459)

Net gain (loss) on investments	(100)	2,016	985	(5,254)

Net income	$4,715	$9,353	$20,000	$12,436

Basic and diluted earnings per share[1]	$0.29	N/A	N/A	N/A

Basic and diluted weighted average shares outstanding	16,255,783	N/A	N/A	N/A

[1]
The earnings per share and weighted average shares outstanding calculation for the three months ended June 30, 2010 is based on the assumption that the number of shares issued immediately prior to to the conversion on April 14, 2010 (8,984,863 shares of common stock) had been issued on April 1, 2010, the beginning of the three month period.

See Notes to Unaudited Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiary
Consolidated Statements of Changes in Net Assets/Members' Equity
(In thousands, except share and per share data)

		Common Stock		Paid in Capital	Undistributed	Net Unrealized
	Members'		Par	in Excess	Net Investment	Appreciation on	Total Net
	Equity	Shares	Amount	of Par	Income	Investments	Assets
Balance at October 1, 2009	$92,752		$-	$-	$-	$-	$92,752
Proceeds from members' equity contributions	47,209			-	-	-	47,209
Payments of members' equity distributions	(13,530)			-	-	-	(13,530)
Net increase in net assets resulting from operations for period October 1, 2009 to April 13, 2010	15,672			-	-	-	15,672
Golub Capital BDC Conversion[1]	(142,103)	8,984,863	9	142,094	-	-	-
Issuances of common stock, net of offering and underwriting costs[2]		8,727,581	9	117,596	-	-	117,605
Net increase in net assets resulting from operations for period April 14, 2010 to June 30, 2010	-	-	-	-	4,270	58	4,328
Dividends	-	-	-	-	(4,251)	-	(4,251)
Balance at June 30, 2010	$-	17,712,444	$18	$259,690	$19	$58	$259,785

[1]
Immediately prior to the initial public offering, Golub Capital BDC LLC converted from a limited liability company leaving Golub Capital BDC, Inc. as the surviving entity. Golub Capital BDC, Inc. issued 8,984,863 shares of common stock to existing Golub Capital BDC LLC owners in connection with the conversion.

[2]
On April 14, 2010, Golub Capital BDC, Inc. priced its initial public offering, selling 7,100,000 shares of its common stock at a public offering price of $14.50 per share. Concurrent with this offering an additional 1,322,581 shares were sold through a private placement also at $14.50 per share. On May 19, 2010, an additional 305,000 shares were issued at $14.50 per share upon exercise of the underwriters' over-allotment option.

See Notes to Unaudited Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$20,000	$12,436
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred financing fees	-	369
Amortization of discount and premium	(6,580)	(3,581)
Net realized loss on investments	-	795
Net change in unrealized (appreciation) depreciation on investments	(985)	4,459
Fundings on revolving loans, net	4,604	6,203
Fundings of portfolio investments	(16,314)	(363,129)
Proceeds from principal payments and sales of portfolio investments	117,959	91,248
Changes in operating assets and liabilities:
Interest receivable	452	(1,427)
Prepaid expenses and other assets	(280)	(12)
Payable for investments purchased	885	-
Accrued professional fees	527	-
Management and incentive fee payable	344	148
Interest payable	(44)	(53)
Other payables	(565)	-
Net cash provided by (used in) operating activities	120,003	(252,544)

Cash flows from investing activities
Net change in restricted cash and cash equivalents	(2,114)	(20,489)
Net cash used in investing activities	(2,114)	(20,489)

Cash flows from financing activities
Borrowings on credit facility	-	263,754
Repayments on credit facility	(193,542)	(46,570)
Proceeds from capital contributions	47,209	59,217
Payments of capital distributions	(13,530)	(3,368)
Proceeds from shares sold, net of underwriting costs	119,034	-
Payment of offering costs	(1,429)	-
Dividend paid	(4,251)	-
Net cash provided by (used in) financing activities	(46,509)	273,033

Net change in cash and cash equivalents	71,380	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$71,380	$-

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,188	$3,363

Supplemental disclosure of noncash activity
Obligations of Company paid by members of Golub Capital BDC LLC	$896	$317

See Notes to Unaudited Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiary
Consolidated Schedule of Investments (unaudited)
June 30, 2010
(In thousands)

	Investment Type	Spread Above Index[1]	Interest Rate[2]	Maturity Date	Principal Amount	Cost	Percentage of Net Assets	Fair Value
Investments, at fair value
Canada
Debt investments
Diversified Conglomerate Service
Open Text Corporation	Senior loan	L + 2.25%	2.60%	10/2013	$1,314	$1,135	0.5%	$1,293

Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.	Senior loan	L + 7.50%	11.50%	03/2012	4,649	4,649	1.8	4,649

Total Canada (cost $5,784)							2.3%	$5,942

United States
Debt investments
Aerospace and Defense
Thermal Solutions LLC	Senior loan	L + 4.75%	6.00%	03/2011	$95	$94	-%	$93
Thermal Solutions LLC	Senior loan	L + 5.25%	6.50%	03/2012	1,880	1,868	0.7	1,786
							0.7	1,879
Automobile
CLP Auto Interior Corporation	Senior loan	L + 4.75%	5.10%	06/2013	3,240	3,240	1.2	3,143
Driven Brands, Inc.	Senior loan	L + 5.00%	7.00%	10/2014	5,981	5,981	2.3	5,981
							3.5	9,124
Banking
Bonddesk Group LLC	Senior loan	L + 3.00%	3.36%	08/2012	2,006	1,936	0.8	1,965
Prommis Solutions	Senior loan	L + 2.75%	3.20%	02/2013	1,523	1,523	0.5	1,447
							1.3	3,412
Beverage, Food and Tobacco
Lone Star Beef Processors, L.P.	Senior loan	L + 4.00%	4.75%	05/2013	3,610	3,587	1.4	3,610
ABP Corporation	Senior loan	L + 4.50%	8.50%	02/2013	2,328	2,284	0.9	2,328
Bertucci's Corporation	Senior loan	L + 9.00%	12.00%	07/2012	1,969	1,913	0.8	1,969
CTI Foods Holding Co., LLC	Senior loan	L + 4.00%	6.00%	06/2015	894	886	0.3	862
							3.4	8,769
Building and Real Estate
American Fire Protection Group, Inc.	Senior loan	L + 6.75%	9.00%	06/2011	4,548	4,443	1.4	3,638
Architectural Testing, Inc.	Senior loan	L + 6.50%	9.50%	05/2013	6,636	6,636	2.6	6,636
Infiltrator Systems, Inc.	Senior loan	L + 5.50%	8.50%	09/2012	7,840	7,484	2.9	7,526
ITEL Laboratories, Inc.	Senior loan	L + 6.75%	9.75%	03/2014	7,875	7,808	3.0	7,875
ASP PDM Acquisition Co. LLC	Senior loan	L + 2.75%	3.06%	12/2013	610	568	0.2	555
Best Lighting Products, Inc.	Senior loan	L + 8.00%	10.00%	08/2012	2,431	2,362	0.9	2,431
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2012	396	395	0.1	376
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2013	2,600	2,596	0.8	1,950
Tecta America Corp.	Senior loan	L + 5.75%	6.35%	12/2011	2,668	2,668	0.7	1,708
							12.6	32,695
Cargo Transport
Peco Pallet, Inc.	Senior loan	L + 3.75%	4.10%	06/2013	4,107	3,945	1.6	4,066

Chemicals, Plastics and Rubber
Celanese Holdings LLC.	Senior loan	L + 1.75%	2.04%	04/2014	985	843	0.4	935
Syrgis Holdings, Inc.	Senior loan	L + 5.50%	7.75%	08/2012	352	335	0.1	345
Syrgis Holdings, Inc.	Senior loan	L + 6.00%	8.25%	08/2013	864	818	0.3	829
Syrgis Holdings, Inc.	Senior loan	L + 8.50%	10.75%	02/2014	474	448	0.2	474
							1.0	2,583
Containers, Packaging and Glass
Pelican Products, Inc.	Senior loan	L + 5.00%	7.75%	01/2013	77	71	-	77
Pelican Products, Inc.	Senior loan	L + 5.00%	7.75%	01/2014	2,861	2,631	1.1	2,861
Industrial Container Services, LLC	Senior loan	L + 4.00%	4.50%	09/2011	1,130	1,109	0.4	1,130
							1.5	4,068
Diversified Conglomerate Manufacturing
Neptco Inc.	Senior loan	L + 5.25%	7.25%	03/2013	4,404	4,235	1.4	3,743
Pasternack Enterprises, Inc.	Senior loan	L + 4.50%	6.00%	02/2014	4,995	4,845	1.9	4,995
Vintage Parts, Inc.	Senior loan	L + 5.50%	6.03%	12/2013	7,224	7,140	2.8	7,152
Heat Transfer Parent, Inc.	Senior loan	L + 3.00%	3.35%	06/2013	1,833	1,761	0.6	1,595
							6.7	17,485

See Notes to Unaudited Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiary
Consolidated Schedule of Investments (unaudited)
June 30, 2010
(In thousands)

	Investment Type	Spread Above Index[1]	Interest Rate[2]	Maturity Date	Principal Amount	Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Service
Benetech, Inc.	Senior loan	L + 5.00%	5.35%	12/2013	$8,845	$8,540	3.3%	$8,668
Compass Group Diversified Holdings, LLC	Senior loan	L + 4.00%	4.32%	12/2013	4,597	4,597	1.8	4,597
Cortz, Inc.	Senior loan	L + 5.50%	8.50%	03/2014	6,655	6,603	2.6	6,655
The Service Companies, Inc.	Senior loan	L + 6.50%	8.99%	03/2014	5,847	5,721	2.3	5,846
							10.0	25,766
Diversified Natural Resources, Precious Metals and Minerals
Metal Spinners, Inc.	Senior loan	L + 7.00%	10.00%	12/2014	2,344	2,255	0.9	2,344
Metal Spinners, Inc.	Senior loan	L + 8.00%	11.00%	12/2014	3,074	2,960	1.1	2,889
Virginia Explosives & Drilling Company, Inc.	Senior loan	L + 7.00%	10.50%	05/2011	408	396	0.2	408
Virginia Explosives & Drilling Company, Inc.	Senior loan	L + 7.00%	10.50%	10/2011	2,800	2,696	0.9	2,380
							3.1	8,021
Electronics
Cape Electrical Supply LLC	Senior loan	L + 5.75%	6.75%	11/2013	2,517	2,367	0.9	2,416
The Sloan Company, Inc.	Second lien loan	L + 5.50%	5.85%	10/2012	2,433	2,419	0.9	2,433
							1.8	4,849
Finance
Fidelity National Information (Metavante Corp)	Senior loan	L + 3.25%	3.59%	11/2014	395	336	0.2	392
eVestment Alliance Holdings, LLC	Senior loan	L + 6.50%	9.50%	05/2014	7,602	7,471	2.9	7,602
Pillar Processing LLC	Senior loan	L + 5.50%	5.93%	11/2013	6,302	6,280	2.4	6,302
Pillar Processing LLC	Senior loan	----	14.50%	05/2014	3,125	3,125	1.2	3,125
Wall Street Systems Holdings, Inc.	Senior loan	L + 5.00%	8.00%	05/2013	7,988	7,988	3.1	7,988
							9.8	25,409
Grocery
JRD Holdings, Inc. (Jetro Holdings, Inc.)	Senior loan	L + 2.25%	2.60%	07/2014	1,241	1,088	0.5	1,194

Healthcare, Education and Childcare
ADG, LLC	Senior loan	L + 5.75%	7.75%	05/2013	3,701	3,636	1.4	3,701
CHS/Community Health Systems	Senior loan	L + 2.25%	2.79%	07/2014	773	763	0.3	722
Community Hospices of America, Inc.	Senior loan	L + 5.00%	8.00%	01/2011	993	983	0.4	993
Community Hospices of America, Inc.	Second lien loan	L + 9.50%	12.50%	04/2011	4,865	4,838	1.9	4,865
DaVita, Inc.	Senior loan	L + 1.50%	1.87%	10/2012	5,000	4,602	1.9	4,881
DDC Center Inc.	Senior loan	L + 9.00%	12.00%	10/2014	12,415	12,415	4.3	11,174
Delta Educational Systems, Inc.	Senior loan	L + 4.00%	6.00%	06/2012	4,140	3,976	1.6	4,140
Den-Mat Holdings, LLC	Senior loan	L + 3.25%	4.25%	06/2014	3,156	3,157	0.8	2,052
Excelligence Learning Corporation	Second lien loan	L + 7.00%	7.35%	11/2013	1,600	1,534	0.6	1,536
The Hygenic Corporation	Senior loan	L + 2.50%	2.85%	04/2013	2,743	2,672	1.0	2,634
Integrated DNA Technologies, Inc.	Subordinated debt	----	12.00%	04/2015	3,800	3,718	1.5	3,800
ReachOut Healthcare America Ltd	Senior loan	L + 5.00%	8.03%	08/2013	6,315	6,297	2.4	6,315
TIDI Products, LLC	Senior loan	L + 5.00%	6.50%	05/2015	2,641	2,579	1.0	2,641
United Surgical Partners International, Inc.	Senior loan	L + 2.00%	2.25%	04/2014	1,533	1,533	0.5	1,422
							19.6	50,876
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Senior loan	L + 6.25%	8.25%	02/2014	2,833	2,742	1.1	2,805
Zenith Products Corporation	Senior loan	L + 5.00%	5.37%	09/2013	5,167	5,062	1.9	4,908
							3.0	7,713
Leisure, Amusement, Motion Pictures and Entertainment
Octane Fitness, LLC	Senior loan	L + 4.60%	4.91%	03/2013	4,675	4,527	1.7	4,442
Optronics Product Company, Inc.	Senior loan	L + 3.75%	5.57%	12/2012	185	177	0.1	185
Optronics Product Company, Inc.	Second lien loan	L + 7.25%	8.25%	12/2013	2,489	2,369	1.0	2,489
Premier Yachts, Inc.	Senior loan	L + 3.75%	4.10%	08/2012	1,113	1,062	0.4	1,091
Premier Yachts, Inc.	Senior loan	L + 7.00%	7.35%	08/2013	568	545	0.2	562
Regal Cinemas Corporation	Senior loan	L + 3.50%	4.03%	11/2016	1,497	1,284	0.6	1,463
							4.0	10,232
Machinery (Non-Agriculture, Construction, or Electric)
Tritex Corporation	Senior loan	L + 4.75%	7.00%	05/2014	2,885	2,803	1.1	2,885

Oil and Gas
Tri-County Petroleum, Inc.	Senior loan	L + 4.25%	4.79%	08/2013	3,666	3,568	1.4	3,519
See Notes to Unaudited Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiary
Consolidated Schedule of Investments (unaudited)
June 30, 2010
(In thousands)

	Investment Type	Spread Above Index[1]	Interest Rate[2]	Maturity Date	Principal Amount	Cost	Percentage of Net Assets	Fair Value
Personal and Non-Durable Consumer Products
Dr. Miracles, Inc.	Senior loan	L + 5.50%	8.00%	03/2014	$3,872	$3,824	1.5%	$3,872

Personal, Food and Miscellaneous Services
Aramark Corporation	Senior loan	L + 0.00%	0.19%	01/2014	64	54	-	60
Aramark Corporation	Senior loan	L + 0.00%	0.20%	07/2016	115	97	-	111
Aramark Corporation	Senior loan	L + 3.25%	3.78%	07/2016	1,752	1,478	0.7	1,692
Aramark Corporation	Senior loan	L + 1.88%	2.41%	01/2014	883	750	0.3	827
Focus Brands, Inc.	Senior loan	L + 5.00%	5.56%	03/2011	5,243	5,169	2.0	5,190
							3.0	7,880
Printing and Publishing
Monotype Imaging	Senior loan	L + 3.75%	4.10%	07/2012	1,428	1,362	0.5	1,428
Trade Service Company, LLC	Senior loan	----	14.00%	01/2013	2,085	2,020	0.8	2,085
							1.3	3,513
Retail Stores
Container Store, Inc.	Senior loan	L + 3.00%	3.51%	08/2014	6,812	6,314	2.4	6,131
Fasteners for Retail, Inc.	Senior loan	L + 4.50%	4.80%	12/2012	2,182	2,034	0.8	2,127
IL Fornaio (America) Corporation	Senior loan	L + 3.00%	3.25%	03/2013	4,782	4,475	1.7	4,399
The Marshall Retail Group, LLC	Senior loan	L + 4.50%	7.25%	04/2013	3,185	3,055	1.2	3,185
The Marshall Retail Group, LLC	Senior loan	L + 6.50%	9.25%	04/2013	2,100	2,032	0.8	2,100
							6.9	17,942
Telecommunications
Cellular South, Inc.	Senior loan	L + 1.50%	1.82%	05/2014	1,238	1,238	0.5	1,191
MetroPCS Wireless, Inc.	Senior loan	L + 2.25%	2.63%	11/2013	2,946	2,483	1.1	2,826
West Corporation[3]	Senior loan	L + 2.00%	N/A4	10/2012	-	(269)	(0.3)	(700)
							1.3	3,317
Textiles and Leather
Gammill, Inc.	Senior loan	L + 7.50%	9.50%	09/2011	504	495	0.2	504
Gammill, Inc.	Senior loan	L + 8.00%	10.00%	09/2012	4,297	4,195	1.7	4,297
							1.9	4,801
Utilities
Covanta Energy Corporation	Senior loan	L + 0.00%	0.43%	02/2014	999	859	0.4	931
Covanta Energy Corporation	Senior loan	L + 1.50%	1.87%	02/2014	1,965	1,688	0.7	1,829
Itron, Inc.	Senior loan	L + 3.50%	3.85%	04/2014	1,001	899	0.4	996
NRG Energy, Inc.	Senior loan	L + 3.25%	3.78%	08/2015	2,223	2,042	0.8	2,042
							2.3	5,798

Total United States (cost $274,430)							104.6%	$271,668

Total investments (cost $280,214)							106.9%	$277,610

[1]
The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime (P) and which reset daily, quarterly or semi-annually. For each investment we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at June 30, 2010. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spead above a reference rate is not applicable.

[2]	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at June 30, 2010.
[3]	A negative value is due to the unfunded commitment being valued below par.
[4]	The entire commitment was unfunded at June 30, 2010. As such, no interest is being earned on this investment.

See Notes to Unaudited Consolidated Financial Statements.

Golub Capital Master Funding LLC
Condensed Schedule of Investments
September 30, 2009
(In thousands)

	Investment Type	Interest Rate[1]	Maturity Date[2]	Principal Amount	Cost	Percentage of Members' Equity	Fair Value
Investments, at fair value[3]
Canada
Debt investments
Diversified Conglomerate Service
Open Text Corporation	Senior loan	2.50%	10/2013	$1,324	$1,102	1.4%	$1,274

Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.	Senior loan	11.50%	03/2012	4,649	4,649	5.0	4,649

Total Canada (cost $5,751)						6.4%	$5,923

United States
Debt investments
Aerospace and Defense
Thermal Solutions LLC	Senior loan	4.47%	03/2011	$2,142	$2,122	2.2%	$2,038

Automobile
CLP Auto Interior Corporation	Senior loan	5.04%	06/2013	3,418	3,418	3.3	3,042
Driven Brands, Inc.	Senior loan	10.25%	10/2014	6,648	6,648	7.2	6,648
Qualitor Acquisition Corporation	Senior loan	7.00%	12/2011	1,691	1,666	1.4	1,344
Qualitor Acquisition Corporation	Second lien loan	9.00%	06/2013	850	824	0.8	680
						12.7	11,714
Banking
Bonddesk Group, LLC	Senior loan	3.27%	08/2012	2,609	2,486	2.7	2,478
Prommis Solutions, Inc.	Senior loan	3.43%	02/2013	1,660	1,660	1.6	1,527
						4.3	4,005
Beverage, Food and Tobacco
ABP Corporation	Senior loan	8.50%	02/2013	2,347	2,290	2.5	2,347
Bertucci's Corporation	Senior loan	12.00%	07/2012	1,985	1,908	2.1	1,985
LBAC, Inc.	Senior loan	7.00%	11/2012	6,405	6,002	6.6	6,149
Lone Star Beef Processors, L.P.	Senior loan	5.08%	05/2013	3,700	3,670	3.9	3,626
						15.1	14,107
Building and Real Estate
American Fire Protection Group, Inc.	Senior loan	9.00%	06/2011	4,800	4,604	5.0	4,656
Architectural Testing, Inc.	Senior loan	9.50%	05/2013	6,961	6,961	7.5	6,961
Best Lighting Products, Inc.	Senior loan	10.00%	08/2012	2,545	2,446	2.7	2,545
Infiltrator Systems, Inc.	Senior loan	8.50%	09/2012	3,841	3,537	3.7	3,457
ITEL Laboratories, Inc.	Senior loan	9.75%	03/2014	8,901	8,811	9.2	8,545
KHKI Acquisition, Inc.	Senior loans	8.50%	03/2013	3,123	3,117	2.9	2,681
Tecta America Corporation	Senior loan	8.00%	12/2011	2,055	2,055	2.1	1,991
Other				734	672	0.7	605
						33.8	31,441
Cargo Transport
Marquette Transportation Company, LLC	Senior loan	3.75%	03/2012	4,550	4,378	4.4	4,095
Peco Pallet, Inc.	Senior loan	4.00%	06/2013	4,492	4,270	4.5	4,177
RedPrairie Corporation	Senior loan	3.45%	07/2012	1,721	1,456	1.8	1,670
Tangent Rail Services, Inc.	Senior loans	7.41%	09/2014	9,484	9,484	10.0	9,295
						20.7	19,237
Chemicals, Plastics and Rubber
Celanese Holdings LLC	Senior loan	2.35%	04/2014	992	822	1.0	941
Syrgis Holdings LLC	Senior loans	8.80%	02/2014	1,836	1,716	1.8	1,684
TAC Materials, Inc.	Senior loan	9.00%	07/2013	2,771	2,771	1.2	1,124
						4.0	3,749

See Notes to Unaudited Consolidated Financial Statements.

Golub Capital Master Funding LLC
Condensed Schedule of Investments
September 30, 2009 92,751,528
(In thousands)

	Investment Type	Interest Rate[1]	Maturity Date[2]	Principal Amount	Cost	Percentage of Members' Equity	Fair Value
Containers, Packaging and Glass
Industrial Container Services, LLC	Senior loan	4.28%	09/2011	$1,707	$1,658	1.8%	$1,638
Pelican Products, Inc.	Senior loans	7.73%	01/2014	4,843	4,378	4.9	4,586
						6.7	6,224
Diversified Conglomerate Manufacturing
Heat Transfer Parent, Inc.	Senior loan	3.25%	06/2013	1,877	1,784	1.6	1,454
Neptco Inc.	Senior loan	7.25%	03/2013	4,591	4,367	4.4	4,086
Pasternack Enterprises, Inc.	Senior loan	4.29%	02/2014	3,687	3,531	3.6	3,318
Vintage Parts, Inc.	Senior loan	5.78%	12/2013	8,214	8,098	8.4	7,804
						18.0	16,662
Diversified Conglomerate Service
Benetech, Inc.	Senior loan	5.25%	12/2013	9,537	9,138	9.7	8,965
Compass Group Diversified Holdings, LLC	Senior loan	4.50%	12/2013	4,689	4,689	5.1	4,689
Cortz, Inc.	Senior loan	8.51%	03/2014	7,213	7,146	7.6	7,069
The Service Companies, Inc.	Senior loan	10.00%	03/2014	6,005	5,850	6.3	5,885
PSI Services LLC	Senior loan	5.50%	11/2012	6,333	5,929	3.4	3,166
						32.1	29,774
Diversified Natural Resources, Precious Metals and Minerals
Metal Spinners, Inc.	Senior loans	6.37%	04/2014	6,685	6,385	6.3	5,816
Virginia Explosives & Drilling Company, Inc.	Senior loans	10.50%	10/2011	3,900	3,678	4.1	3,794
						10.4	9,610
Electronics
Cape Electrical Supply LLC	Senior loan	4.00%	11/2013	2,795	2,630	2.8	2,572
GXS Worldwide, Inc.	Senior loan	9.25%	03/2013	2,997	2,592	3.2	2,971
GXS Worldwide, Inc.	Second lien loan	13.75%	09/2013	1,200	1,040	1.2	1,148
Inovis International, Inc.	Senior loan	9.50%	11/2009	2,134	2,127	2.3	2,134
McBride Electric Inc.	Senior loan	10.75%	09/2010	1,558	1,558	1.3	1,168
The Sloan Company, Inc	Senior loan	7.25%	10/2012	2,405	2,387	2.5	2,358
						13.3	12,351
Farming and Agriculture
AGData, L.P.	Senior loans	11.25%	07/2012	16,010	16,013	17.3	16,010

Finance
Collect America, Ltd.	Senior loans	8.07%	03/2012	4,460	4,126	4.5	4,192
eVestment Alliance Holdings, LLC	Senior loan	9.50%	05/2014	8,786	8,605	9.5	8,786
Metavante Corporation	Senior loan	2.23%	11/2014	2,977	2,461	3.2	2,974
Pillar Processing LLC	Senior loans	8.52%	05/2014	10,158	10,129	10.7	9,947
Wall Street Systems Holdings, Inc.	Senior loan	8.00%	05/2013	8,327	8,327	9.0	8,327
						36.9	34,226
Grocery
JRD Holdings, Inc.	Senior loan	2.49%	07/2014	1,291	1,102	1.3	1,248

Healthcare, Education and Childcare
ATI Holdings, Inc.	Senior loans	4.11%	09/2012	2,706	2,541	2.8	2,554
Community Hospices of America, Inc.	Senior loan	8.00%	01/2011	1,133	1,104	1.2	1,110
Community Hospices of America, Inc.	Second lien loan	12.50%	04/2011	4,865	4,812	5.1	4,768
DaVita, Inc.	Senior loan	1.81%	10/2012	5,000	4,471	5.2	4,846
DDC Center Inc.	Senior loan	9.50%	10/2014	14,400	14,400	15.2	14,112
Delta Educational Systems, Inc.	Senior loan	6.00%	06/2012	4,770	4,511	4.9	4,579
Den-Mat Holdings, LLC	Senior loan	8.50%	12/2012	3,044	3,045	3.0	2,771
Excelligence Learning Corporation	Senior loan	7.25%	11/2013	1,600	1,519	1.6	1,504
The Hygenic Corporation	Senior loan	2.98%	04/2013	2,766	2,675	2.7	2,489
Oncure Medical Corporation	Senior loan	3.75%	06/2012	6,078	5,701	6.0	5,592
ReachOut Healthcare America Ltd	Senior loan	9.25%	08/2013	6,534	6,510	7.0	6,534
United Surgical Partners International, Inc.	Senior loan	2.25%	04/2014	1,545	1,545	1.6	1,439
Other				773	761	0.8	727
						57.1	53,025
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Senior loan	7.75%	02/2014	3,634	3,493	3.8	3,489
Zenith Products Corporation	Senior loan	5.38%	09/2013	6,034	5,883	5.9	5,430
						9.7	8,919
See Notes to Unaudited Consolidated Financial Statements.

Golub Capital Master Funding LLC
Condensed Schedule of Investments
September 30, 2009
(In thousands)

	Investment Type	Interest Rate[1]	Maturity Date[2]	Principal Amount	Cost	Percentage of Members' Equity	Fair Value
Leisure, Amusement, Motion Pictures and Entertainment
Octane Fitness, LLC	Senior loan	4.85%	03/2013	$4,805	$4,611	4.8%	$4,421
Optronics Product Company, Inc.	Senior loans	7.08%	12/2013	2,800	2,637	3.0	2,784
Premier Yachts, Inc.	Senior loans	5.59%	08/2013	2,499	2,358	2.5	2,323
Regal Cinemas Corporation	Senior loan	4.03%	10/2013	1,523	1,298	1.6	1,520
						11.9	11,048
Machinery (Non-Agriculture, Construction, or Electric)
Davis Inotek Instruments, LLC	Senior loan	8.00%	09/2013	7,604	7,604	8.0	7,452
Tritex Corporation	Senior loan	5.03%	05/2014	2,969	2,868	2.9	2,702
Other				704	704	0.7	619
						11.6	10,773
Oil and Gas
Casedhole Solutions, Inc.	Senior loan	8.25%	06/2013	3,291	3,291	2.5	2,304
Gray Wireline Service, Inc	Senior loan	3.53%	02/2013	8,000	8,000	6.9	6,400
Tri-County Petroleum, Inc.	Senior loan	4.54%	08/2013	3,694	3,572	3.7	3,472
						13.1	12,176
Personal and Non-Durable Consumer Products
Dr. Miracles, Inc.	Senior loan	4.28%	03/2014	4,208	4,157	4.4	4,082

Personal, Food and Miscellaneous Services
Aramark Corporation	Senior loan	2.15%	01/2014	2,910	2,375	2.9	2,722
Focus Brands, Inc.	Senior loan	5.92%	03/2011	6,375	6,195	6.5	6,056
						9.4	8,778
Printing and Publishing
Monotype Imaging, Inc.	Senior loan	3.01%	07/2012	1,742	1,633	1.7	1,603
Trade Service Company, LLC	Senior loan	14.00%	01/2013	2,085	2,001	2.2	2,085
						3.9	3,688
Retail Stores
Container Store, Inc.	Senior loan	3.37%	08/2014	6,882	6,288	6.2	5,712
Fasteners for Retail, Inc.	Senior loan	5.00%	12/2012	2,443	2,227	2.4	2,223
IL Fornaio (America) Corporation	Senior loan	3.25%	03/2013	5,133	4,714	4.9	4,568
The Marshall Retail Group, LLC	Senior loans	8.02%	04/2013	5,529	5,266	5.6	5,218
Other				731	731	0.7	631
						19.8	18,352
Telecommunications
Cellular South, Inc.	Senior loan	2.00%	05/2014	1,247	1,247	1.3	1,202
MetroPCS Wireless, Inc.	Senior loan	2.66%	11/2013	2,969	2,398	3.1	2,850
West Corporation	Senior loan	2.25%	10/2012	3,571	3,215	2.8	2,571
						7.2	6,623
Textiles and Leather
Gammill, Inc.	Senior loans	9.93%	09/2012	5,411	5,241	5.6	5,162
Hanesbrands Inc.	Senior loan	5.25%	09/2013	2,185	1,792	2.4	2,197
						8.0	7,359
Utilities
Covanta Energy Corporation	Senior loans	1.23%	04/2014	2,980	2,473	3.1	2,852
Itron, Inc.	Senior loan	4.00%	04/2014	1,198	1,053	1.3	1,197
NRG Energy, Inc.	Senior loan	2.02%	02/2013	2,741	2,452	2.8	2,603
Ventyx Inc.	Senior loan	2.80%	06/2012	6,915	6,648	7.0	6,500
						14.2	13,152

Total United States ($381,542)						399.3%	$370,371

Total investments (cost $387,293)						405.7%	$376,294

[1]	For portfolio companies with multiple investments, the interest rate shown is a weighted average current interest rate in effect at September 30, 2009.
[2]	For portfolio companies with multiple investments, the maturity date shown is for the loan with the longest maturity date.
[3]
The majority of the debt investments bear interest at a rate that may be determined by reference to LIBOR or prime and which reset daily, quarterly or semi-annually. For each debt investment we have provided the weighted average current interest rate in effect at September 30, 2009.

See Notes to Unaudited Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 1.   Organization

Golub Capital BDC, Inc. (“GBDC” and together with its subsidiary, the “Company”) is a Delaware corporation formed on April 13, 2010 and is an externally managed, closed-end, non-diversified management investment company. GBDC has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, GBDC intends to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On April 14, 2010, GBDC priced its initial public offering (the “Offering”) selling 7,100,000 shares of its common stock at a public offering price of $14.50 per share. Concurrent with this offering, an additional 1,322,581 shares were sold through a private placement, also at $14.50 per share. On May 19, 2010, an additional 305,000 shares at $14.50 were issued upon the exercise of the underwriters’ over-allotment option.

On April 13, 2010, Golub Capital BDC LLC (“GC LLC”) converted from a limited liability company to a corporation, leaving GBDC as the surviving entity (the “Conversion”). At the time of the Conversion, all limited liability company interests were exchanged for 8,984,863 shares of common stock in GBDC. GBDC had no assets or operations prior to the Conversion and as a result, the books and records of GC LLC have become the books and records of the surviving entity.

GC LLC was formed in the State of Delaware on November 9, 2009, to continue and expand the business of Golub Capital Master Funding LLC (“GCMF”) which commenced operations on July 7, 2007. All of the outstanding limited liability company interests in GCMF were initially held by three Delaware limited liability companies, Golub Capital Company IV, LLC, Golub Capital Company V, LLC , and Golub Capital Company VI, LLC (collectively the “Capital Companies”). In November 2009, the Capital Companies formed GC LLC, into which they contributed 100% of the limited liability company interests of GCMF and from which they received a proportionate number of limited liability company interests in GC LLC. In February 2010, GEMS Fund L.P. (“GEMS”), a limited partnership affiliated through common management with the Capital Companies, purchased an interest in GC LLC. As a result of the Conversion, the Capital Companies and GEMS received shares of common stock in GBDC.

Subsequent to the Conversion, GCMF become a wholly owned subsidiary of GBDC. GCMF’s financial results are consolidated with GBDC, and the portfolio investments held by GCMF are included in the Company’s consolidated financial statements. All intercompany balances and transactions have been eliminated. For periods prior to November 19, 2009, the consolidated financial statements only reflect the financial results of GCMF.

The Company’s investment strategy is to invest in senior secured, unitranche, mezzanine and second lien loans to middle market companies that are, in most cases, sponsored by private equity investors. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to the Company. Prior to April 14, 2010, Golub Capital Incorporated served as the investment advisor for the Company.

Note 2.    Accounting Policies and Recent Accounting Updates

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  Pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the information included reflects all adjustments consisting only of normal recurring accruals and adjustments necessary for the fair presentation of financial results for the interim period. All intercompany balances and transactions have been eliminated.

Golub Capital BDC, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The current period’s operating results are not necessarily indicative of the results expected for the fiscal year ending September 30, 2010.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Accounting Standards Codification: In June 2009, the FASB issued Accounting Standards Codification TM (the “Codification”) which is the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification does not change GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. One level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission (“SEC”). All other accounting literature excluded from the Codification is considered non-authoritative. The Codification was made effective by the FASB for periods ending on or after September 15, 2009. These consolidated financial statements reflect the guidance in the Codification.

Fair value of financial instruments: The Company applies fair value to substantially all of its financial instruments in accordance with Accounting Standards Codification (“ASC”) Topic 820 – Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3.

Any changes to the valuation methodology are reviewed by management to confirm that the changes are justified. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See Note 5 for disclosures required by ASC Topic 820.

In accordance with ASC Topic 825 – Financial Instruments, the Company has the option to make an irrevocable election, at the time acquired, to record financial instruments, including liabilities, at fair value.

Use of estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Golub Capital BDC, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Segments: In accordance with ASC Topic 280 – Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

Cash and cash equivalents: Cash and cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company places its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Restricted cash and cash equivalents: Restricted cash and cash equivalents represent amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash is held by the trustees for payment of interest expense and principal on the outstanding borrowings.

Revenue recognition: Investments and related investment income: Our Board determines the fair value of our portfolio investments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For the three and nine months ended June 30, 2010, interest income included $1,733 and $6,580 of such amounts, of which $977 and $3,746 were accelerated into interest income as a result of principal repayments, respectively.

For investments with contractual payment-in-kind interest (“PIK”), which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statement of operations.

Non-accrual loans: Loans may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The total fair value of non-accrual loans was $0 and $8,376 as of June 30, 2010 and September 30, 2009, respectively.

Income taxes: The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2010, no amount was recorded for U.S. Federal excise tax.

Golub Capital BDC, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes. ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at June 30, 2010. The 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

Dividends: Dividends and distributions to common stockholders are recorded on the declaration date. The amount to be paid out as a dividend is determined by the Board of Directors (the “Board”) each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board authorizes, and the Company declares, a cash dividend, then stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The Company may use newly issued shares to implement the plan (especially if the Company’s shares are trading at a premium to net asset value), or the Company may purchase shares in the open market in connection with the obligations under the plan. In particular, if the Company’s shares are trading at a significant discount to net asset value and the Company is otherwise permitted under applicable law to purchase such shares, the Company intends to purchase shares in the open market in connection with any obligations under its dividend reinvestment plan.

Deferred financing costs: Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three months ended June 30, 2010 and 2009 was $0 and $123, respectively. Amortization expense for the nine months ended June 30, 2010 and 2009 was $0 and $369, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of the initial public offering. Deferred offering costs are charged against the proceeds from equity offerings when received.

Earnings and net asset value per share: The earnings per share and weighted average shares outstanding calculations for the three months ended June 30, 2010, are based on the assumption that the number of shares issued immediately prior to the Conversion on April 14, 2010 (8,984,863 shares of common stock) had been issued on April 1, 2010, at the beginning of the three month period. For historical periods prior to April 1, 2010, the Company did not have common shares outstanding or an equivalent and therefore earnings per share and weighted average shares outstanding information for historical periods prior to April 1, 2010 are not provided.

Golub Capital BDC, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Subsequent events: In February 2010, the FASB amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current SEC guidance. Effective immediately, these amendments remove the requirement that an SEC filer disclose the date through which it has evaluated subsequent events. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recent accounting pronouncements: In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 – Fair Value Measurments and Disclosure – Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. On January 1, 2010, the Company adopted ASU 2010-06 and has included the required disclosures in Note 5.

Note 3.   Related Party Transactions

Investment Advisory and Management Agreement

On April 14, 2010, GBDC entered into the Investment Advisory Agreement with the Investment Adviser, under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to GBDC. The Investment Adviser is a registered investment advisor with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.375% of average adjusted gross assets (excluding cash and cash equivalents and including assets purchased with borrowed funds) and is payable quarterly in arrears. Prior to the Offering, the base management fee was calculated at an annual rate of 0.75% of the value of the GCMF investments under the terms of GCMF’s sale and servicing agreement with Golub Capital Inc. (the “Investment Manger”).

The Company has structured the calculation of the incentive fee to include a fee limitation such that an incentive fee for any quarter can only be paid to the Investment Adviser if, after such payment, the cumulative incentive fees paid to the Investment Adviser since becoming a BDC would be less than or equal to 20.0% of the Company’s Cumulative Pre-incentive Fee Net Income (as defined below).

The Company accomplishes this limitation by subjecting each quarterly incentive fee payable on the “Income and Capital Gains Incentive Fee Calculation” (as defined below) to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is the difference between (a) 20.0% of Cumulative Pre-Incentive Fee Net Income and (b) cumulative incentive fees of any kind paid to the Investment Adviser by GBDC since the effective date of its election to become a BDC. To the extent the Incentive Fee Cap is zero or a negative value in any quarter, no incentive fee would be payable in that quarter. Cumulative Pre-Incentive Fee Net Income is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since the effective date of the Company’s election to become a BDC and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation since the effective date of the Company’s election to become a BDC.

Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement as defined below, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that the Company has not yet received in cash.

Golub Capital BDC, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Incentive fees are calculated and payable quarterly in arrears (or, upon termination of the Investment Advisory Agreement, as of the termination date) (a ‘‘Performance Period’’). The Investment Adviser is not under any obligation to reimburse the Company for any part of the incentive fee it received that was based on accrued interest that is never actually received.

The income and capital gains incentive fee calculation (the ‘‘Income and Capital Gain Incentive Fee Calculation’’) has two parts, the income component and the capital gains component. The income component is calculated quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter.

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the income component, it is possible that an incentive fee may be calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the income component will result in a positive value and an incentive fee will be paid unless the payment of such incentive fee would cause the Company to pay incentive fees on a cumulative basis that exceed 20.0% of Cumulative Pre-Incentive Fee Income. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed ‘‘hurdle rate’’ of 2.0% quarterly. If market interest rates rise, GBDC may be able to invest funds in debt instruments that provide for a higher return, which would increase Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our Pre-Incentive Fee Net Investment Income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.375% base management fee annual rate. The Company calculates the income component of the Income and Capital Gain Incentive Fee Calculation with respect to our Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

•	Zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;
•
100% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter.  This portion of the Company’s Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 2.5%) is referred to as the “catch-up” provision.  The catch-up is meant to provide the Investment Adviser with 20.0% of the Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeds 2.5% in any calendar quarter; and

•	20.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any calendar quarter.

Golub Capital BDC, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.

The second part of the Incentive Fee Calculation (the ‘‘Capital Gain Incentive Fee’’) equals (a) 20.0% of the Company’s ‘‘Capital Gain Incentive Fee Base,’’ if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s Capital Gain Incentive Fee Base equals the sum of (1) realized capital gains, if any, on a cumulative positive basis from the date the Company elected to become a BDC through the end of each calendar year, (2) all realized capital losses on a cumulative basis and (3) all unrealized capital depreciation on a cumulative basis.

•
The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in the Company’s portfolio when sold and (b) the accreted or amortized cost basis of such investment.

•
The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in the Company’s portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.

•
The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable Capital Gain Incentive Fee calculation date and (b) the accreted or amortized cost basis of such investment.  The sum of the Income Incentive Fee and the Capital Gain Incentive Fee will be the Incentive Fee.

The Incentive Fee will not be paid at any time if, after such payment, the cumulative Incentive Fees paid to date would be greater than 20.0% of the Company’s cumulative Pre-Incentive Fee Net Income since the election to be treated as a BDC. Such amount, less any Incentive Fees previously paid, is referred to as the Incentive Fee Cap. If, for any relevant period, the Incentive Fee Cap calculation results in our paying less than the amount of the Incentive Fee calculated above, then the difference between the Incentive Fee and the Incentive Fee Cap will not be paid by GBDC, and will not be received by the Investment Adviser as an Incentive Fee either at the end of such relevant period or at the end of any future period.

Administration Agreement

GBDC has also entered into an administration agreement (the “Administration Agreement”) with GC Service Company, LLC (the “Administrator”). Under the Administration Agreement, GC Service has agreed to furnish GBDC with office facilities and equipment, provide it clerical, bookkeeping and record keeping services at such facilities and provide GBDC with other administrative services necessary to conduct its day-to-day operations. GBDC reimburses the Administrator the allocable portion (subject to review and approval of the Board) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and GBDC’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Administrator will also provide managerial assistance to those portfolio companies to which GBDC is required to provide such assistance.

Other Related Party Transactions

Prior to the Offering, the Investment Manager for GCMF paid for certain expenses on behalf of GCMF, all of which were subsequently reimbursed directly with cash or through a member’s equity contribution. Total expenses reimbursed to the Investment Manager and affiliates for the three months ended June 30, 2010 and 2009 were $215 and $170, respectively. Total expenses reimbursed to the Investment Manager and affiliates for the nine months ended June 30, 2010 and 2009 were $639 and $317, respectively. Of these amounts, for the three months ended June 30, 2010 and 2009, $0 and $170 were reimbursed via a members’ equity contribution, respectively. Of these amounts, for the nine months ended June 30, 2010 and 2009, $225 and $317 were reimbursed via a members’ equity contribution, respectively.

As of September 30, 2009, included in accrued professional fees is $13 for accrued expenses paid on behalf of GCMF by the Investment Manager and included in other payables is a $672 payable to an affiliated entity for cash received from an investment owned by the affiliate.

Golub Capital BDC, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4.  Investments

The Company’s investments primarily consist of senior secured corporate loans. The industry and geographic compositions of the portfolio at fair value were as follows:

Industry	June 30, 2010	September 30, 2009
Aerospace and Defense	0.7%	0.5%
Automobile	3.3	3.1
Banking	1.2	1.1
Beverage, Food and Tobacco	3.2	3.7
Buildings and Real Estate	11.8	8.4
Cargo Transport	1.5	5.1
Chemicals, Plastics and Rubber	0.9	1.0
Containers, Packaging and Glass	1.5	1.7
Diversified Conglomerate Manufacturing	6.3	4.4
Diversified Conglomerate Service	9.6	8.3
Diversified Natural Resources, Precious Metals and Minerals	2.9	2.6
Electronics	1.7	3.3
Farming and Agriculture	-	4.3
Finance	9.2	9.0
Grocery	0.4	0.3
Healthcare, Education and Childcare	18.3	14.0
Home and Office Furnishings, Housewares, and Duarable Consumer	2.8	2.4
Leisure, Amusement, Motion Pictures and Entertainment	5.4	4.2
Machinery (Non-Agriculture, Construction or Electric)	1.0	2.9
Oil and Gas	1.3	3.2
Personal and Non-Durable Consumer Products	1.4	1.1
Personal Food and Miscellaneous Services	2.8	2.3
Printing and Publishing	1.3	1.0
Retail Stores	6.5	4.8
Telecommunications	1.2	1.8
Textiles and Leather	1.7	2.0
Utilities	2.1	3.5
Total	100.0%	100.0%

Geographic Region	June 30, 2010	September 30, 2009
United States
Mid-Atlantic	24.7%	24.9%
Midwest	32.8	22.4
West	12.7	13.2
Southeast	12.7	20.4
Southwest	8.1	8.0
Northeast	6.9	9.5
Canada	2.1	1.6
Total	100.0%	100.0%

Golub Capital BDC, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5.    Fair Value Measurements

The Company follows ASC Topic 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation modes involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical financial instruments at the measurement date.

Level 2: Inputs include quoted prices for similar financial instruments in active markets and inputs that are observable for the financial instruments, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3: Inputs include significant unobservable inputs for the financial instruments and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the financial instrument. The following section describes the valuation techniques used by the Company to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized.

With the exception of money market funds held at large financial institutions (Level 1 investment), all of the financial instruments that are recorded at fair value as of and during the periods ended June 30, 2010 and September 30, 2009 were valued using Level 3 inputs of the fair value hierarchy. Level 1 assets are valued using quoted market prices.  Financial instruments that are recorded at Level 3 of the valuation hierarchy are the Company’s debt investments. Level 3 assets are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period, and under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuation of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

When valuing Level 3 debt investments, the Company may take into account the following type of factors, where relevant, in determining the fair value of the investments: the enterprise value of a portfolio company, the nature and realizable valuable of any collateral, the portfolio company’s ability to make payments and its earnings, discounted cash flows, the markets in which the portfolio company does business, comparison to publicly traded securities, changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made and other relevant factors. In addition, for certain debt investments, the Company may base its valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept for an investment. The Company generally uses the midpoint of the bid/ask as the best estimate of fair value.

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate the value. With respect to financial instruments for which the fair value option was not elected, the carrying amounts approximate fair value due to the short term nature of the instruments.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company may realize significantly less than the value at which such investment had previously been recorded.

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value of investments due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

Golub Capital BDC, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

In accordance with ASC Topic 820, the following table presents information about the Company’s investments measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

As of June 30, 2010:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments	$-	$-	$277,610	$277,610
Money market funds[1]	32,010	-	-	32,010

As of September 30, 2009:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments	$-	$-	$376,294	$376,294
Money market funds[1]	25,475	-	-	25,475

[1] Included in restricted cash and cash equivalents on the consolidated statements of financial condition.

The following table presents the changes in investments measured at fair value using Level 3 inputs:

	Three months ended	Nine months ended
	June 30, 2010	June 30, 2010
	Debt	Debt
	Investments	Investments

Estimated fair value, beginning of period	$293,226	$376,294

Net change in unrealized depreciation on investments	(100)	$985
Funding on revolving loans and other activity, net	1,063	$(4,604)
Funding of portfolio companies	16,314	$16,314
Sales and redemptions	(34,626)	$(117,959)
Amortization	1,733	$6,580

Estimated fair value, end of period	$277,610	$277,610

Golub Capital BDC, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6.    Borrowings

Facility advances: On July 27, 2007, GCMF entered into a credit facility agreement (“Existing Credit Facility”) under which the lender agreed to provide advances up to $300,000. The Existing Credit Facility included an “accordion” feature which allowed GCMF to increase the size of the Existing Credit Facility up to $500,000 under certain circumstances. The facility commitment termination date was December 29, 2008, and as such, no additional funds may be borrowed under the Existing Credit Facility. The Existing Credit Facility matures on December 29, 2010. Prior to the facility commitment termination date, the amount outstanding under the Existing Credit Facility could range up to 85% of the balances outstanding of the pledged loans and investments depending on the mix of assets and the rating and diversification of assets.

Pricing on the Existing Credit Facility ranges from the London Interbank Offered Rate (“LIBOR”) + 0.65% to LIBOR + 1.45% depending on the amount outstanding and portfolio diversity. For the three and nine months ended June 30, 2010, the weighted average interest rate was 1.6% and 1.2%, respectively, the average outstanding balance was $150,327 and $230,122, respectively, and the interest expense and other credit facility expenses incurred was $591 and $2,144, respectively. For the three and nine months ended June 30, 2009, the weighted average interest rate was 1.3% and 1.7%, respectively, the average outstanding balance was $348,246 and $297,769, respectively, and the interest and other credit facility expenses incurred was $1,114 and $3,680, respectively.

Balances outstanding under the Existing Credit Facility are secured by substantially all of the Company’s debt investments and restricted cash and cash equivalents. On December 23, 2009, the Company entered into an agreement with the lender whereby the lender agreed to release collateral and allow the distribution of investments with a total fair value and par amount of approximately $13,530 and $21,312, respectively, up to the Capital Companies in exchange for a contribution to the Company’s restricted cash account totaling $21,312. The contribution amount exceeded the carrying value of the distributed asset by $7,782.

As of June 30, 2010 and September 30, 2009, $277,610 and $376,294 of debt investments and $32,728 and $30,614 of restricted cash and cash equivalents were pledged as collateral against $121,764 and $315,306 of advances under the Existing Credit Facility, respectively.

In accordance with the 1940 Act, with certain limited exceptions, the Company is only permitted to borrow such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2010, the Company’s asset coverage for borrowed amounts was in excess of 300%.

See Note 11 for a discussion of the repayment and termination of the Existing Credit Facility subsequent to June 30, 2010.

Note 7.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling approximately $20,940 and $18,642 under various undrawn revolvers and other credit facilities as of June 30, 2010 and September 30, 2009, respectively.

Indemnifications: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not occurred. The Company expects the risk of any future obligation under these indemnifications to be remote.

Legal proceedings: In the normal course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of such proceedings, the Company does not believe their disposition will have a material adverse effect on the Company’s consolidated financial statements.

Golub Capital BDC, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8.  Financial Highlights

The financial highlights for the Company are as follows:

Per share data[1]:	Three months ended June 30, 2010
Net asset value at beginning of period	$15.77
Issuance of common stock	(1.06)
Dividends declared	(0.24)
Offering costs	(0.09)
Net investment income	0.30
Unrealized appreciation (depreciation) on investments	(0.01)
Realized gain (loss) on investments	-
Net asset value at ending of period	$14.67

Per share market value at end of period	14.42
Total return based on market value[2]	1.10%
Total return based on net asset value[3]	1.84%
Shares outstanding at end of period	17,712,444

Ratios to average net assets:
Expenses without incentive fees[4]	3.88%
Incentive fees	0.02%
Total expenses	3.90%
Net investment income without incentive fees[4]	8.01%

Nine months ended
June 30, 2010
Total return based on average net asset value/members' equity[5]	12.80%

Ratios to average net assets/members' equity:
Expenses without incentive fees[4]	5.69%
Incentive fees	0.03%
Total expenses	5.72%
Net investment income without incentive fees[4]	16.32%

[1]	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
[2]	Based on time period from April 14, 2010 (date of stock issuance) through June 30, 2010. Calculation is ending market value less beginning market value, adjusting for dividends.
[3]
The total return based on net asset value for the three months ended June 30, 2010 equals the change in net asset value during the period plus the declared dividend divided by the beginning net asset value. This calculation is adjusted for the issuance of common stock in connection with any equity offerings. Total return based on net asset value is not annualized.

[4]	Annualized
[5]	The total return is computed based on annual net income (loss) divided by weighted average net asset value/members' equity. Total return based on average net assets/members' equity is not annualized.

Golub Capital BDC, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9.    Earnings per share

The following information sets forth the computation of the net increase in net assets per share resulting from operations:

Three months ended
June 30, 2010

Earnings available to shareholders	$4,715
Weighted average shares outstanding	16,255,783
Earnings per share	$0.29

Note 10.    Dividends

The Company’s dividends are recorded on the record date. The Company did not pay dividends during 2009. The following summarizes the Company’s dividend declaration and distribution during the nine months ended June 30, 2010:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Amount
May 13, 2010	June 22, 2010	June 29, 2010	$0.24	$4,251

Note 11.    Subsequent Events

Securitization: On July 16, 2010, the Company completed a $300 million term debt securitization (“Debt Securitization”). The notes offered in the Debt Securitization (the “Notes”) were issued by Golub Capital BDC 2010-1 LLC, a newly formed, indirect subsidiary of the Company (the “Issuer”), and are secured by the assets held within the entity. The transaction was executed through a private placement of approximately $174 million of Aaa/AAA Class A Notes which bear interest at LIBOR, plus 2.40%. Golub Capital BDC 2010-1 Holdings LLC (the “Depositor”), a direct subsidiary of the Company, retained all of the Class B and Subordinated Notes, which totaled approximately $126 million. The Class B Notes bear interest at a rate of LIBOR plus 2.40%, and the Subordinated Notes do not bear interest. The Notes are scheduled to mature on July 20, 2021.

The proceeds of the private placement of the Notes, net of expenses, were used to refinance the Company’s Existing Credit Facility. As part of the transaction, the Company entered into a master loan and sale agreement with the Depositor and the Issuer under which the Company agreed to sell or contribute certain senior secured and second lien loans to the Depositor, and the Depositor agreed to sell or contribute such loans to the Issuer and to purchase or otherwise acquire Subordinated Notes issued by the Issuer. The Notes are the secured obligations of the Issuer, and an indenture governing the Notes includes customary covenants and events of default.

The Investment Adviser will serve as collateral manager to the Issuer under a collateral management agreement and will receive a fee for providing these services. As a result, the Company has amended and restated its Investment Advisory Agreement to provide that the base management fee payable under such agreement is reduced by an amount equal to the total fees that are paid to the Investment Advisor by the Issuer for rendering such collateral management services.

Dividends: On August 5, 2010, the Company’s Board declared a quarterly dividend of $0.31 per share payable on September 30, 2010 to holders of record as of September 10, 2010.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. For periods prior to April 13, 2010, the consolidated financial statements and related footnotes reflect the performance of Golub Capital BDC LLC and its predecessor and wholly owned subsidiary, Golub Capital Master Funding LLC, or GCMF, which was formed on June 6, 2007.

On April 13, 2010, Golub Capital BDC LLC converted from a Delaware limited liability company into a Delaware corporation and elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In this conversion, which we refer to as the BDC Conversion, Golub Capital BDC, Inc. assumed the business activities of Golub Capital BDC LLC and became the sole surviving entity. As a result of the conversion, GCMF became a wholly owned subsidiary of Golub Capital BDC, Inc. At the time of the BDC Conversion, all limited liability company interests were exchanged for 8,984,863 shares of common stock in Golub Capital BDC, Inc. Immediately prior to the BDC Conversion, the limited liability company interests were owned by investment vehicles managed by Golub Capital (defined below).

Except as otherwise specified, references to “we,” “us,” and “our” refer to Golub Capital BDC LLC and its consolidated subsidiary for periods prior to the BDC Conversion, and refer to Golub Capital BDC, Inc. and its consolidated subsidiary for periods after the BDC Conversion.

“Golub Capital” refers, collectively, to the activities and operations of Golub Capital Incorporated and Golub Capital Management LLC, which employs all of Golub Capital’s investment professionals, as well as our investment adviser, GC Advisors LLC, or GC Advisors, our administrator, GC Service Company, LLC, or GC Service, associated investment funds and their respective affiliates.

Forward-Looking Statements

Some of the statements in this report constitute forward looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	the effect of investments that we expect to make;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with GC Advisors and other affiliates of Golub Capital;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;

●	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and

●	the effect of changes to tax legislation and our tax position.

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

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements.  Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form10-K, registration statements on FormN-2, quarterly reports on Form10-Q and current reports on Form8-K.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the1940 Act. In addition, for tax purposes, we intend to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We were recently formed in November 2009 to continue and expand the business of our predecessor, GCMF, which commenced operations in July 2007, in making investments in senior secured, unitranche, mezzanine and second lien loans of middle-market companies that are, in most cases, sponsored by private equity firms.

On April 14, 2010, we priced our initial public offering, selling 7,100,000 shares of common stock at a public offering price of $14.50 per share. Concurrent with this offering, an additional 1,322,581 shares were sold through a private placement, also at $14.50 per share. On May 19, 2010, an additional 305,000 shares at $14.50 were issued following exercise of the underwriters’ over-allotment option.  Our shares are currently listed on the Nasdaq Global Select Market under the symbol "GBDC".

As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.To qualify as a RIC, we must meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders at least 90% of our investment company taxable income, as defined by Code, for each year. Pursuant to this election, we generally do not have to pay corporate level taxes on any income that we distribute to our stockholders.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $4 billion of capital as of June 30, 2010, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors, or the Board, of which a majority of the members are independent of us.

Under the Investment Advisory Agreement entered into on April 14, 2010, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. We have also entered into an administration agreement with GC Service under which we have agreed to reimburse GC Service for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by GC Service in performing its obligations under the Administration Agreement.

As of June 30, 2010, our portfolio was comprised primarily of senior secured loans; however, we intend to pursue an investment strategy focused on investing in unitranche, mezzanine and second lien loans and warrants and minority equity co-investments in middle-market companies. A unitranche loan refers to a loan that combines characteristics of traditional first-lien senior secured loans and second-lien or subordinated loans. Accordingly, over time we expect that senior secured loans will represent a smaller percentage of our investment portfolio as we grow our business, these investments are repaid and we invest in a different mix of assets. In the short term, we expect to invest in a mix of mezzanine and senior secured loans to obtain a high level of current income and to preserve capital.

We seek to create a diverse portfolio that includes senior secured, unitranche, mezzanine and second lien loans and warrants and minority equity securities by investing approximately $5 to $25 million of capital, on average, in the securities of middle-market companies. We may also selectively invest more than $25 million in the securities of some portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

As of June 30, 2010, our portfolio was comprised of debt investments in 79 portfolio companies. For the three and nine months ended June 30, 2010, our income producing assets, which represented 100% of our total portfolio, had a weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield of 7.8% and 8.2% and a weighted average annualized investment income (which includes interest income and amortization of fees and discounts) yield of 10.3% and 11.1%, respectively.

Revenues: We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, unitranche, mezzanine or second lien loans, typically have a term of three to ten years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we also record the excess principal payment as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses: Following entry into the Investment Advisory Agreement on April 14, 2010, primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we pay interest expense on all outstanding debt. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•	transfer agent and custodial fees;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•	direct costs, such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•
other expenses incurred by either GC Service or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of our Board) of overhead.

Recent Developments

On July 16, 2010, we completed a $300 million term debt securitization, or Debt Securitization. The notes offered in the collateralized loan obligation, or the Notes, were issued by Golub Capital BDC 2010-1 LLC, a newly formed, indirect subsidiary of GBDC, or the Issuer, and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of $174 million of Aaa/AAA Class A Notes which bear interest at the London Interbank Offered Rate, or LIBOR, plus 2.40%. Golub Capital BDC 2010-1 Holdings LLC, or the Depositor, a direct subsidiaryof GBDC, retained all of the Class B and Subordinated Notes, which totaled $126 million. The Class B Notes bear interest at a rate of LIBOR plus 2.40%, and the Subordinated Notes do not bear interest. The Notes are scheduled to mature on July 20, 2021. The Notes are the secured obligations of the Issuer, and an indenture governing the Notes includes customary covenants and events of default. We elected to complete this securitization instead of the committed facility disclosed in the IPO prospectus for our initial public offering for a number of reasons, including lower pricing, longer maturity and greater reinvestment flexibility.

As part of the Debt Securitization, we entered into a master loan and sale agreement with the Depositor and the Issuer under which we agreed to sell or contribute certain senior secured and second lien loans to the Depositor, and the Depositor agreed to sell or contribute such loans to the Issuer and to purchase or otherwise acquire Subordinated Notes issued by the Issuer

GC Advisors serves as collateral manager to the Issuer under a collateral management agreement and receives a fee for providing these services. As a result, upon closing of the Debt Securitization, we have amended and restated our Investment Advisory Agreement with GC Advisors to provide that the base management fee payable under such agreement is reduced by an amount equal to the total fees that are paid to GC Advisors by the Issuer for rendering such collateral management services.

In connection with the closing of the issuance and sale of the Notes, on July 16, 2010 we repaid our outstanding obligations under and terminated (i) the variable funding note indenture dated as of July 27, 2007, between GCMF, as issuer, and U.S. Bank National Association, as indenture trustee, and (ii) the sale and servicing agreement dated as of July 27, 2007, by and among GCMF, as issuer, Golub Capital Incorporated, as originator and servicer, and U.S. Bank National Association, as indenture trustee and collateral administrator, or the Existing Credit Facility. Obligations under the Existing Credit Facility would have otherwise matured on December 29, 2010.

On August 5, 2010, our Board declared a quarterly dividend of $0.31 per share payable on September 30, 2010 to holders of record as of September 10, 2010.

Portfolio Composition, Investment Activity and Yield

At June 30, 2010 and September 30, 2009, we had investments in debt in 79 portfolio companies and 95 portfolio companies, respectively, with a total value of $277.6 million and $376.3 million, respectively. For the three and nine months ended June 30, 2010 we originated 6 new investments, with a total value of approximately $16.5 million. For the three and nine months ended June 30, 2010, we had approximately $34.6 million and $104.4 million in debt repayments in existing portfolio companies, respectively, and sold zero securities.

During the three and nine months ended June 30, 2010, we had unrealized appreciation on 49 and 79 portfolio company investments totaling approximately $3.2 million and $11.8 million, respectively, which were offset by unrealized depreciation on 53 and 49 portfolio company investments totaling $(3.3) million and $(10.8) million, respectively. During the three and nine months ended June 30, 2009, we had unrealized appreciation on 69 and 83 portfolio company investments totaling $8.0 million and $12.7 million, respectively, which was offset by unrealized depreciation on 43 and 63 portfolio company investments totaling $(6.0) million and $(17.2) million, respectively.

The following table shows the amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2010[1]		As of September 30, 2009[1]
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Senior Secured:
Performing	$185,796	$183,699	$245,346	$241,228
Non-accrual	-	-	10,295	7,252

One-Stop:
Performing	77,508	76,688	118,299	116,233
Non-accrual	-	-	2,771	1,124

Second Lien:
Performing	13,192	13,423	10,582	10,457
Non-accrual	-	-	-	-

Subordinated Debt:
Performing	3,718	3,800	-	-
Non-accrual	-	-	-	-
Total	$280,214	$277,610	$387,293	$376,294
____________________
[1]	Two of our loans include a feature permitting a portion of the interest due on such loan to be PIK interest as of June 30, 2010 and September 30, 2009.

For the three and nine months ended June 30, 2010 and for the year ended September 30, 2009, the weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of investments in our portfolio was 7.8%, 8.2% and 8.1%, respectively. As of June 30, 2010, 55.8% and 56.5% of our portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2009, 47.6% and 47.1% of our portfolio at fair value and at cost, respectively, had interest rate floors that limit minimum interest rates on such loans.

GC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on the following categories, which we refer to as GC Advisors’ investment performance rating:

Rating	Definition
5	Involves the least amount of risk in our portfolio. The borrower is performing above expectations and the trends and risk factors are generally favorable.

4	Involves an acceptable level of risk that is similar to the risk at the time of origination. The borrower is generally performing as expected and the risk factors are neutral to favorable.

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

1
Indicates that the borrower is performing substantially below expectations and the loan risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans graded 1 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amountwe anticipate will be recovered.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2010 and September 30, 2009:

	June 30, 2010		September 30, 2009
Investment	Investments	Percentage of	Investments	Percentage of
Performance	at Fair Value	Total	at Fair Value	Total
Rating	(In thousands)	Portfolio	(In thousands)	Portfolio
5	$91,915	33.1%	91,419	24.3%
4	128,874	46.4%	223,687	59.4%
3	54,769	19.7%	61,188	16.3%
2	2,052	0.8%	-	0.0%
1	-	0.0%	-	0.0%
Total	$277,610	100.0%	$376,294	100.0%

Consolidated Results of Operations

The consolidated results of operations set forth below include historical financial information prior to our election to become a business development company and our election as a RIC. Also, the management fee that we pay to GC Advisors under the Investment Advisory Agreement entered into on April 14, 2010 is determined by reference to a formula that differs materially from the management fee paid by GCMF in periods prior to the initial public offering. In addition, the portfolio of investments consisted primarily of senior secured and unitranche loans as of June 30, 2010, and we intend to pursue a strategy that is focused on unitranche, mezzanine and second lien loans and warrants and minority equity securities. As a business development company and a RIC, we are also subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. For the reasons described above, the results of operations described below may not be indicative of the results we report in future periods.

Consolidated operating results for the three and nine months ended June 30, 2010 and 2009 are as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2010	2009	2010	2009
	(In Thousands)

Total investment income	$7,230	$9,482	$25,718	$23,814
Total expenses	2,415	2,145	6,703	6,124
Net investment income	4,815	7,337	19,015	17,690
Net realized losses	-	-	-	(795)
Net unrealized gains (losses)	(100)	2,016	985	(4,459)

Net increase in net assets resulting from operations	$4,715	$9,353	$20,000	$12,436

Average investments, at fair value	$281,264	$401,655	$310,495	$358,807

Average debt outstanding	$150,327	$348,246	$230,122	$297,769

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciations. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income decreased by $2.3 million, or 23.8%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The decrease in investment income was primarily attributable to a decrease in average invested assets during the three months ended June 30, 2010. For the three months ended June 30, 2010, total investment income consisted of $5.5 million in interest income from investments and $1.7 million in income from the amortization of discounts and origination fees. For the three months ended June 30, 2009, total investment income consisted of $7.7 million in interest income and $1.8 million in income from the amortization of discounts and origination fees.

Investment income increased by $1.9 million, or 8.0%, for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009. The increase in investment income was primarily due to the realization of discounts on loans that were paid off during the nine months. For the nine months ended June 30, 2010, total investment income consisted of $19.1 million in interest income from investments and $6.6 million in income from the amortization of discounts and origination fees. For the nine months ended June 30, 2009, total investment income consisted of $20.2 million in interest income and $3.6 million in income from the amortization of discounts and origination fees.

Operating Expenses

Total operating expenses increased by $270,000, or 12.6%, to $2.4 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase was primarily due to non-recurring organizational costs associated with our initial public offering and an increase in management fees. Following the completion our initial public offering, we pay management and incentive fees under the Investment Advisory Agreement which provides a higher management fee percentage as compared to amounts previously paid by GCMF. In addition, this agreement provides for the calculation of an incentive fee. Prior to completion of our initial public offering, we were not required to pay an incentive fee.

Total operating expenses increased by $579,000, or 9.5%, to $6.7 million for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009. This increase was primarily due to non-recurring organizational costs associated with our public offering, as well as recurring professional and administrative service fees incurred in the normal course of business. Management fees also increased for reasons identified in the paragraph above.

Interest and other credit facility expenses were lower in the three and nine months ended June 30, 2010 than the three and nine months ended June 30, 2009 primarily due to lower interest expense on the Existing Credit Facility, which is calculated as a spread over LIBOR, resulting from a decrease in the average outstanding credit facility balance during the three and nine months ended June 30, 2010.

Net Realized and Unrealized Gains and Losses

During the three and nine months ended June 30, 2010, we had $0 and $0 in net realized losses and $3.2 million and $11.8 million in unrealized appreciation on 49 and 79 portfolio company investments, respectively. These amounts offset unrealized depreciation on 53 and 49 portfolio company investments totaling $(3.3) million and $(10.8) million, respectively. Unrealized appreciation during the three and nine months ended June 30, 2010 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation primarily resulted from negative credit related adjustments which caused a reduction in fair value.

During the three and nine months ended June 30, 2009, we had zero and ($795,000) in net realized loss and $8.0 million and $12.7 million in unrealized appreciation on 69 and 83 portfolio company investments, respectively. This was offset by unrealized depreciation on 43 and 63 portfolio company investments totaling $(6.0) million and $(17.2) million, respectively. Unrealized appreciation during the three and nine months ended June 30, 2009 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation primarily resulted from negative credit related adjustments which caused a reduction in fair value.

Liquidity and Capital Resources

As a business development company, we expect to distribute substantially all of our net income and will have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital, including, but not limited to, raising equity, increasing debt, or funding from operational cash flow. Since the middle of 2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These events have significantly diminished overall confidence in the debt and equity markets and caused increasing economic uncertainty. A further deterioration in the financial markets or a prolonged period of illiquidity without improvement could materially impair our ability to raise equity capital or debt capital on commercially reasonable terms.

As of June 30, 2010, we had cash and cash equivalents of $71.4 million. In addition, we had restricted cash and cash equivalents of $32.7 million as of June 30, 2010. Under the terms of the Existing Credit Facility, the restricted cash and cash equivalents are restricted for the payment of principal and interest outstanding under the Existing Credit Facility and to fund outstanding commitments on existing investments.

Our cash and cash equivalents, as of June 30, 2010 have been generated primarily from the proceeds of a $25.0 million private placement that occurred prior to the closing of our initial public offering and $117.6 million in net proceeds from the initial public offering and the concurrent private placement.

A portion of the total net proceeds from the private placement and public offerings were used to make a $50 million payment on the Existing Credit Facility on April 20, 2010. This payment was required under the terms of an amendment and waiver to the Existing Credit Facility that permitted us to complete the Offering and other transactions. A portion of the total proceeds were also used to fund new investments, pay a quarterly dividend and fund operating expenses.

Credit Facilities: On July 27, 2007, GCMF entered into the Existing Credit Facility, which was scheduled to mature on December 29, 2010. As a result of a series of amendments, the Existing Credit Facility provided for potential borrowings of up to $500.0 million. Under the terms of the Existing Credit Facility, we were permitted to borrow up to 85% of the balances outstanding of pledged loans and investments, depending on the mix of assets and the rating and diversification of such assets. Pricing on the Existing Credit Facility ranged from LIBOR + 0.65% to LIBOR + 1.45% depending on the amount outstanding and portfolio diversity. As of June 30, 2010, and September 30, 2009, the blended interest rate payable on amounts outstanding under the Existing Credit Facility was 1.60% and 0.93%, respectively.

The Existing Credit Facility provided for customary borrowing conditions, restrictive covenants, events of default and remedies. It had a facility commitment termination date of December 29, 2008. As a result, during the three months ended June 30, 2010, we were unable to borrow under the Existing Credit Facility and we were required to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of investments, net of payment of specified operating expenses, to repay amounts outstanding under the Existing Credit Facility. As of June 30, 2010 and September 30, 2009, the Existing Credit Facility had $121.8 million and $315.3 million in outstanding borrowings, respectively.

On July 16, 2010, the Existing Credit Facility was paid in full through the use of proceeds from the Debt Securitization.  After giving effect to the Debt Securitization and repayment of the Existing Credit Facility, cash and cash equivalents available for investment increased from $71.4 million at June 30, 2010 to approximately $153 million.

Dividends: On May 11, 2010, our Board declared a quarterly dividend of $0.24 per share payable on June 29, 2010 to holders of record as of June 22, 2010. The $0.24 dividend represented a $0.31 per share quarterly dividend prorated for the number of days remaining in the quarter after the close of the Offering. On June 29, 2010, we paid a cash dividend of $3.9 million and purchased 25,603 shares of common stock in the open market for approximately $370,000 to satisfy the share obligations under the dividend reinvestment plan.

On August 5, 2010, our Board declared a quarterly dividend of $0.31 per share payable on September 30, 2010 to holders of record as of September 10, 2010.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of June 30, 2010 is as follows:

	Payments Due by Period (In millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Existing Credit
Facility1	$121.8	$121.8	$-	$-	$-
________________________________

[1]
As described above, the Existing Credit Facility, which was scheduled to mature on December 29, 2010, was repaid on July 16, 2010 through proceeds generated from the Debt Securitization. The Notes issued as part of the Debt Securitization are scheduled to mature on July 20, 2021.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2010 and September 30, 2009, we had outstanding commitments to fund investments totaling $20.9 million and $18.6 million, respectively. We hold as restricted cash an amount equal to our outstanding commitments to fund investments.

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

We have also entered into the Administration Agreement with GC Service as our administrator on April 14, 2010. Under the Administration Agreement, GC Service has agreed to furnish us with office facilities and equipment, provide us clerical, bookkeeping and record keeping services at such facilities and provide us with other administrative services necessary to conduct our day-to-day operations. We reimburse GC Service for the allocable portion (subject to the review and approval of our Board) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. GC Service will also provide on our behalf significant managerial assistance to those portfolio companies to which we are required to provide such assistance.

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

Distributions

In order to maintain our status as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required under the Code to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our net stockholders on an annual basis. Additionally, we must distribute at least 98% of our net income (both ordinary income and net capital gains in excess of capital losses) on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. We intend to distribute quarterly dividends to our stockholders as determined by our Board.

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

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our dividend reinvestment plan.If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

Related Party Transactions

Concurrent with the pricing of our initial public offering, we entered into a number of business relationships with affiliated or related parties, including the following:

•
We entered into an Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.

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

•
Under a staffing agreement, or Staffing Agreement, between Golub Capital Incorporated and Golub Capital Management LLC and GC Advisors, Golub Capital has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis.

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

Valuation of Portfolio Investments

We value investments for which market quotations are readily available at their market quotations. However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we will value these portfolio investments at fair value as determined in good faith by our Board under our valuation policy and process. We may seek pricing information with respect to certain of our investments from pricing services or brokers or dealers in order to value such investments. We will also employ independent third party valuation firms for all of our investments for which there is not a readily available market value.

Valuation methods may include comparisons of the portfolio companies to peer companies that are public, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, discounted cash flow, the markets in which the portfolio company does business, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the company will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and may differ materially from values that may ultimately be received or settled.

Our Board is ultimately and solely responsible for determining the fair value of the portfolio investments, in good faith, that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.

With respect to investments for which market quotations are not readily available, our Board will undertake a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of GC Advisors responsible for credit monitoring.

•	Preliminary valuation conclusions are then be documented and discussed with our senior management and GC Advisors.

•	The audit committee of our Board reviews these preliminary valuations.

•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	The Board discusses valuations and determines the fair value of each investment in our portfolio in good faith.

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

Determination of fair values involves subjective judgments and estimates not verifiable by auditing procedures. Under current auditing standards, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our unaudited consolidated financial statements.

In January 2010, the FASB issued further guidance on improving disclosures about fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted this guidance, and it did not have a material impact on our unaudited consolidated financial condition, results of operations or cash flows.

Revenue Recognition: Our revenue recognition policies are as follows:

Investments and Related Investment Income: Our Board determines the fair value of our portfolio of investments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK is not collectible. We account for investment transactions on a trade-date basis.  Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in our consolidated statement of operations.

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans were $0 and $8.4 million as of June 30, 2010 and September 30, 2009, respectively.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future will also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. In addition, the Existing Credit Facility and the Debt Securitization have a floating interest rate provisions based on LIBOR which resets monthly, and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

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

We intend to use the net proceeds of the April 20, 2010 private placement which have not yet been invested on the date of this report, together with the net proceeds of our initial public offering (after expenses) and all proceeds from the February 5, 2010 private placement to invest in portfolio companies in accordance with our investment objective and the strategies described in our amended registration statement on Form N-2, filed with the SEC on April 14, 2010, and for general corporate purposes. Previously $50.0 million of such proceeds were used to repay debt outstanding under our Existing Credit Facility.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Removed and Reserved.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1
Form of Investment Advisory Agreement between the Registrant and GC Advisors LLC (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-163729), filed on April 12, 2010).

10.2
Form of Administration Agreement between the Registrant and GC Service Company, LLC (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163729), filed on March 24, 2010).

10.3
Form of Custody Agreement between the Registrant and U.S. Bank National Association (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-163729), filed on April 12, 2010).

10.4
Form of Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163729), filed on March 24, 2010).

31.1	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: August 9, 2010	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2010	By	/s/ Sean K. Coleman
Sean K. Coleman
Chief Financial Officer
(Principal Accounting and Financial Officer)