Form 10-K
period 2010-09-30
Golub Capital BDC, Inc.
filed 2010-12-13
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 814-00794

GOLUB CAPITAL BDC, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-2326940
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 South Wacker Drive, Suite 800, Chicago, IL	60606
(Address of Principal Executive Offices)	(Zip Code)

(312) 205-5050

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of March 31, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant’s common stock was not listed on any exchange or over-the counter market. The Registrant’s common stock began trading on the Nasdaq Global Select Market on April 15, 2010. The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2010 based on the closing price on that date of $15.30 on the Nasdaq Global Select Market was approximately $271.0 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 17,712,444 shares of the Registrant’s common stock outstanding as of December 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2011 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2010.

GOLUB CAPITAL BDC, INC.

i

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and “Golub Capital BDC” refer to Golub Capital BDC, Inc., a Delaware corporation, and its consolidated subsidiaries and, for the periods prior to consummation of the BDC Conversion (as defined below), Golub Capital BDC LLC, a Delaware limited liability company, and its consolidated subsidiaries;
•	“GC Advisors” refers to GC Advisors LLC, our investment adviser;
•	“GC Service” refers to GC Service Company, LLC, an affiliate of GC Advisors and our administrator; and
•	“Golub Capital” refers, collectively, to the activities and operations of Golub Capital Incorporated and Golub Capital Management LLC, which entities employ all of Golub Capital’s investment professionals, as well as GC Advisors, GC Service, associated investment funds and their respective affiliates.

On April 13, 2010, we converted from a limited liability company into a corporation. In this conversion, Golub Capital BDC, Inc. succeeded to the business of Golub Capital BDC LLC and its consolidated subsidiary, and the members of Golub Capital BDC LLC became stockholders of Golub Capital BDC, Inc. In this annual report on Form 10-K, we refer to such transactions as the “BDC Conversion.” Prior to the BDC Conversion, Golub Capital BDC LLC held all of the outstanding limited liability company interests in our predecessor, Golub Capital Master Funding LLC, or GCMF.

Item 1.  Business

GENERAL

We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes, we intend to elect to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We were formed in November 2009 to continue and expand the business of our predecessor, GCMF, which commenced operations in July 2007, to make investments in senior secured, unitranche, mezzanine and second lien loans of middle-market companies that are, in most cases, sponsored by private equity firms. In this annual report on Form 10-K, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of between $5 million and $40 million annually; “mezzanine loan” refers to a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment; and “unitranche” refers to a loan that combines characteristics of traditional first-lien senior secured loans and second-lien or subordinated loans.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $4 billion of capital under management as of September 30, 2010, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

As of September 30, 2010, our portfolio was comprised primarily of senior secured loans; however, we intend to pursue an investment strategy focused on investing in unitranche, mezzanine and second lien loans of, and warrants and minority equity securities in, middle-market companies. Accordingly, over time we expect that senior secured loans will represent a smaller percentage of our investment portfolio as we grow our business, our senior secured investments are repaid and we invest in a different mix of assets. In the short term, however, we expect to invest in a mix of mezzanine and senior secured loans to maximize our current income and to preserve capital.

We seek to create a diverse portfolio that includes senior secured, unitranche, mezzanine and second lien loans and warrants and minority equity securities by primarily investing approximately $5 million to $25 million of capital, on average, in the securities of U.S. middle-market companies. We may also selectively invest more than $25 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

We believe unitranche, mezzanine and second lien loans represent particularly attractive investments when compared to similar loans originated in the 2006 – 2008 period because we expect pricing to be more attractive and that borrowing terms and deal structures will be more conservative.

As of September 30, 2010 and 2009, we had investments in 94 and 95 portfolio companies, respectively, with a total value of $344.9 million and $376.3 million, respectively. For the years ended September 30, 2010, 2009, and 2008, we originated 27, 86, and 42 new investments, with a total value of approximately $144.1 million, $357.6 million, and $345.2 million, respectively. For the years ended September 30, 2010, 2009, and 2008 we had approximately $130.2 million, $52.1 million, and $18.6 million in debt repayments in existing portfolio companies, and sales of securities in four, 42, and 70 portfolio companies aggregating approximately $51.7 million, $154.0 million, and $403.1 million, respectively.

As of September 30, 2010, 2009, and, 2008, we had debt investments in 94, 95, and 60 portfolio companies, respectively. For the years ended September 30, 2010, 2009, and 2008 our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield of 8.4%, 8.1%, and 9.3% and a weighted average annualized investment income (which includes interest income and amortization of fees and discounts) yield of 10.9%, 9.0%, and 9.6%, respectively.

As of September 30, 2010, our portfolio totaled $344.9 million and consisted of $227.1 million of senior secured debt, $90.4 million of unitranche debt, $11.4 million of second lien debt, $13.4 million of subordinated debt, and $2.6 million of equity. As of September 30, 2009, our portfolio totaled $376.3 million and consisted of $248.5 million of senior secured debt, $117.3 million of unitranche debt, and $10.5 million of second lien debt.

Information Available

Our address is 150 South Wacker Drive, Suite 800, Chicago, IL 60606. Our phone number is (312) 205-5050, and our internet address is www.golubcapitalbdc.com. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Our Advisor

Our investment activities are managed by our investment adviser, GC Advisors. GC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. GC Advisors was organized in September 2008 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our amended and restated investment advisory agreement with GC Advisors, or the Investment Advisory Agreement, we pay GC Advisors a base management fee and an incentive fee for its services. See “Business — Management Agreements — Management Fee” for a discussion of the base management fee and incentive fee, including the cumulative income incentive fee and the income and capital gains incentive fee, payable by us to GC Advisors. Unlike most closed-end funds whose fees are based on assets net of leverage, our base management fee is based on our average-adjusted gross assets (including leverage) and, therefore, GC Advisors benefits when we incur debt or use leverage. Additionally, under the incentive fee structure, GC Advisors benefits when capital gains are recognized and, because it determines when a holding is sold, GC Advisors controls the timing of the recognition of capital gains. Our board of directors is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. See “Business — Management Agreements — Board Approval of the Investment Advisory Agreement.”

GC Advisors is an affiliate of Golub Capital and has entered into a staffing agreement, or the Staffing Agreement, with two Golub Capital affiliates, Golub Capital Incorporated and Golub Capital Management LLC. Under the Staffing Agreement, these companies make experienced investment professionals available to GC Advisors and provide access to the senior investment personnel of Golub Capital and its affiliates. The Staffing Agreement provides GC Advisors with access to investment opportunities, which we refer to in the aggregate as deal flow, generated by Golub Capital and its affiliates in the ordinary course of their businesses and commits the members of GC Advisors’ investment committee to serve in that capacity. As our investment adviser, GC Advisors is obligated to allocate investment opportunities among us and its other clients fairly and equitably over time in accordance with its allocation policy. However, there can be no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. GC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Golub Capital’s investment professionals.

An affiliate of GC Advisors, GC Service, provides the administrative services necessary for us to operate. See “Business — Management Agreements — Administration Agreement” for a discussion of the fees and expenses we are required to reimburse to GC Service.

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in unitranche and junior capital financings, which is our long-term investment focus. Golub Capital invested more than $2.2 billion in unitranche and mezzanine transactions across a variety of market environments and industries between 2001 and September 30, 2010. From 2005 through 2010, Golub Capital invested in 230 middle-market companies and, as of September 30, 2010, it held debt investments in more than 160 middle-market companies.

Golub Capital’s middle-market lending group is managed by a four-member senior management team consisting of Lawrence E. Golub, David B. Golub, Gregory W. Cashman and Andrew H. Steuerman. As of September 30, 2010, Golub Capital’s 44 investment professionals had an average of over 12 years of investment experience and were supported by 58 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Investment Criteria/Guidelines

Our investment objective is to generate current income and capital appreciation by investing primarily in unitranche, second lien and mezzanine loans of, and warrants and minority equity securities in U.S. middle-market companies. We seek to generate strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries and private equity investors.

We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We may also make opportunistic loans to independently owned and publicly held middle-market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

•	annual EBITDA of $5 million to $40 million;
•	sustainable leading positions in their respective markets;
•	scalable revenues and operating cash flow;
•	experienced management teams with successful track records;

•	stable, predicable cash flows with low technology and market risks;
•	a substantial equity cushion in the form of capital ranking junior to our investment;
•	low capital expenditures requirements;
•	a North American base of operations;
•	strong customer relationships;
•	products, services or distribution channels having distinctive competitive advantages;
•	defensible niche strategy or other barriers to entry; and
•	demonstrated growth strategies.

While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be met by each prospective portfolio company.

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. Golub Capital’s origination personnel are located in three offices across the United States. Each originator maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.

Credit Evaluation.  We utilize the systematic, consistent approach to credit evaluation developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of this equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 45% and 60% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies. In evaluating a particular company, we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company we are investing in), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligations under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Our due diligence process for middle-market credits will typically entail:

•	a thorough review of historical and pro forma financial information,
•	on-site visits,
•	interviews with management, employees, customers and vendors,
•	a review of loan documents and material contracts,
•	third-party “quality of earnings” accounting due diligence,
•	when appropriate, background checks on key managers and research relating to the company’s business, industry, markets, products and services and competitors, and
•	the commission of a third-party market studies when appropriate.

The following chart illustrates the stages of Golub Capital’s evaluation and underwriting process:

ILLUSTRATIVE DEAL EVALUATION PROCESS

FUND INVESTMENTS

Execution.  In executing transactions for us, GC Advisors utilizes the due diligence process developed by Golub Capital. Through a consistent approach to credit evaluation and careful attention to the details of execution, it seeks to close deals as fast or faster than competitive financing providers while maintaining discipline with respect to credit, pricing and structure to ensure the ultimate success of the financing. Upon completion of due diligence, the investment team working on an investment delivers a memorandum to GC Advisors’ investment committee. Once an investment has been approved by the investment committee on a consensus basis, it moves through a series of steps, including initial documentation using standard document templates and the establishment of negotiating boundaries, final documentation, including resolution of business points, and the execution of original documents held in escrow. Upon completion of final documentation, a loan is funded upon the execution of an investment committee memorandum by members of GC Advisors’ investment committee.

Monitoring.  We view active portfolio monitoring as a vital part of our investment process. We consider board observation rights, where appropriate, regular dialogue with company management and sponsors and detailed, internally generated monitoring reports to be critical to our performance. Golub Capital has developed a monitoring template that is designed to reasonably ensure compliance with these standards. This template is used as a tool by GC Advisors to assess investment performance relative to our investment plan. In addition, our portfolio companies may rely on us to provide them with financial and capital markets expertise.

As part of the monitoring process, GC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on the following categories, which we refer to as GC Advisors’ investment performance rating:

Risk Ratings Definition
Rating	Definition
5	Involves the least amount of risk in our portfolio. The borrower is performing above expectations and the trends and risk factors are generally favorable.
4	Involves an acceptable level of risk that is similar to the risk at the time of origination. The borrower is generally performing as expected and the risk factors are neutral to favorable.
3	Involves a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination. The borrower may be out of compliance with debt covenants; however; loan payments are generally not past due.
2	Involves a borrower performing materially below and indicates that the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 180 days past due).
1	Indicates that the borrower is performing substantially below expectations and the loan risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans graded 1 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

For any investment rated 1, 2 or 3, GC Advisors will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions.

GC Advisors monitors and, when appropriate, changes the investment performance ratings assigned to each investment in our portfolio. In connection with our valuation process, GC Advisors reviews these investment performance ratings on a quarterly basis, and our board of directors reviews and affirms such ratings.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2010 and 2009:

Investment Performance Rating	September 30, 2010		September 30, 2009
	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$98,307	28.5%	91,419	24.3%
4	199,876	58.0%	223,687	59.4%
3	41,948	12.2%	61,188	16.3%
2	4,738	1.3%	—	0.0%
1	—	0.0%	—	0.0%
Total	$344,869	100.0%	$376,294	100.0%

Investment Committee

The purpose of GC Advisors’ investment committee, which is comprised of officers of GC Advisors, is to evaluate and approve all of our investments, subject to the oversight of our board of directors. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee currently consists of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman and Gregory W. Cashman. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

In addition to reviewing investments, investment committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are reviewed on a regular basis. Members of the investment team are encouraged to share information and views on credits with the investment committee early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members to work more efficiently.

Each transaction is presented to the investment committee in a formal written report. All of our new investments must be approved by a consensus of the investment committee. Each member of the investment committee performs a similar role for other investment funds, accounts or other investment vehicles, together referred to as accounts, sponsored or managed by Golub Capital and its affiliates. In certain instances, our board of directors may also determine that its approval is required prior to the making of an investment.

Investment Structure

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers to structure an investment. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure.

We structure our investments, which typically have maturities of three to seven years, as follows:

Senior Secured Loans.  We structure these investments as senior secured loans. We obtain security interests in the assets of the portfolio company borrowers that serve as collateral in support of the repayment of such loans. This collateral may take the form of first-priority liens on the assets of the portfolio company borrower. Our senior secured loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity.

Unitranche Loans.  We structure our unitranche loans as senior secured loans. We obtain security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Unitranche loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases, we are the sole lender, or we together with our affiliates are the sole lender, of unitranche loans, which can afford us additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

Second Lien Loans.  We structure these investments as junior, secured loans. We obtain security interests in the assets of these portfolio companies that serves as collateral in support of the repayment of such loans. This collateral may take the form of second priority liens on the assets of a portfolio company. These loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity.

Mezzanine Loans.  We structure these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind, or PIK interest) in the early years, with amortization of principal deferred to maturity. Mezzanine loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

Mezzanine investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. Mezzanine loans often include a PIK feature, which effectively operates as negative amortization of loan principal, thereby increasing credit risk exposure over the life of the loan.

Warrants and Minority Equity Securities.  In some cases, we may also receive nominally priced warrants or options to buy a minority equity interest in the portfolio company in connection with a loan. As a result, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We seek to limit the downside potential of our investments by:

•	selecting investments that we believe have a very low probability of loss;
•	requiring a total return on our investments (including both interest and potential equity appreciation) that we believe will compensate us appropriately for credit risk; and
•	negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board of directors under some circumstances.

We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Investments

We seek to create a diverse portfolio that includes senior secured, unitranche, mezzanine and second lien loans and warrants and minority equity securities by investing approximately $5 million to $25 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2010, as well as the top ten industries in which we were invested as of September 30, 2010, in each case calculated as a percentage of our total investments as of such date.

Portfolio Company	Fair Value of Investment (000’s)	Percentage of Total Investments
Strategic Partners, Inc.	$11,326	3.3%
Rubio’s Restaurants, Inc.	10,683	3.1%
Syncsort Incorporated	9,875	2.9%
Pillar Processing LLC	9,341	2.7%
DDC Center Inc.	8,687	2.5%
Benetech, Inc.	8,668	2.5%
Competitor Group, Inc.	8,476	2.5%
Wall Street Systems Holdings, Inc.	7,875	2.3%
ITEL Laboratories, Inc.	7,826	2.3%
Infiltrator Systems, Inc.	7,507	2.2%
	$90,264	26.3%

Industry	Fair Value of Investment (000’s)	Percentage of Total Investments
Healthcare, Education and Childcare	$61,244	17.8%
Diversified/Conglomerate Service	34,263	9.9%
Buildings and Real Estate	32,233	9.3%
Retail Stores	28,455	8.3%
Finance	27,049	7.8%
Leisure, Amusement, Motion Pictures, and Entertainment	23,313	6.8%
Diversified/Conglomerate Manufacturing	16,594	4.8%
Personal and Non Durable Consumer Products	15,092	4.4%
Electronics	14,703	4.3%
Automobile	11,490	3.3%
	$264,436	76.7%

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. GC Service or an affiliate of GC Service provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and reimburse GC Service or an affiliate of GC Service, as applicable, for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our independent directors.

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or to the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC.

We use the expertise of the investment professionals of Golub Capital and its affiliates to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, the relationships of the senior members of Golub Capital and its affiliates enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we invest. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by GC Advisors. We have a chief executive officer, chief financial officer and chief compliance officer and, to the extent necessary, our board of directors may elect to hire additional personnel going forward. Our officers are employees of GC Service, an affiliate of GC Advisors, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs are paid by us pursuant to an administration agreement with GC Service, or the Administration Agreement. Some of our executive officers are also officers of GC Advisors. See “Business — Management Agreements — Administration Agreement.”

MANAGEMENT AGREEMENTS

GC Advisors is located at 150 South Wacker Drive, Suite 800, Chicago, IL 60606. GC Advisors is registered as an investment adviser under the Advisers Act. All of the beneficial interests in GC Advisors are owned, indirectly, by two trusts. The trustee of those trusts is Stephen A. Kepniss, an individual who is not otherwise affiliated with GC Advisors or Golub Capital. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, GC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, GC Advisors:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•	identifies, evaluates and negotiates the structure of the investments we make;
•	executes, closes, services and monitors the investments we make;
•	determines the securities and other assets that we purchase, retain or sell;
•	performs due diligence on prospective portfolio companies; and
•	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

Certain personnel of Golub Capital conduct activities on our behalf directly through, and under the supervision of, GC Advisors. GC Advisors’ services under the Investment Advisory Agreement are not exclusive. Pursuant to the Staffing Agreement, Golub Capital provides GC Advisors with the resources to fulfill its obligations under the Investment Advisory Agreement, including staffing by experienced investment professionals and access to the senior investment personnel of Golub Capital, including a commitment by each member of GC Advisors investment committee to serve in such capacity. These personnel services are provided under the Staffing Agreement on a direct cost reimbursement basis to GC Advisors. Subject to the requirements of the 1940 Act, GC Advisors may enter into one or more sub-advisory agreements under which GC Advisors may obtain assistance in fulfilling its responsibilities under the Investment Advisory Agreement.

Management Fee

Pursuant to the Investment Advisory Agreement, we pay GC Advisors a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately borne by our stockholders.

The base management fee is calculated at an annual rate equal to 1.375% of our average adjusted gross assets at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents and including assets purchased with borrowed funds). For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during a current calendar quarter. Base management fees for any partial month or quarter are appropriately pro-rated. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase. To the extent that GC Advisors or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of ours, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to GC Advisors by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity that is owned, directly or indirectly, by us.

We pay our investment adviser an incentive fee. We have structured the calculation of the incentive fee to include a fee limitation such that an incentive fee for any quarter can only be paid to GC Advisors if, after such payment, the cumulative incentive fees paid to GC Advisors since the effective date of our election to become a business development company would be less than or equal to 20.0% of our Cumulative Pre-Incentive Fee Net Income (as defined below).

We accomplish this limitation by subjecting each quarterly incentive fee payable on the “Income and Capital Gains Incentive Fee Calculation” (as defined below) to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is the difference between (a) 20.0% of Cumulative Pre-Incentive Fee Net Income and (b) cumulative incentive fees of any kind paid to GC Advisors by us since April 13, 2010, the effective date of our election to become a business development company. To the extent the Incentive Fee Cap is zero or a negative value in any quarter, no incentive fee would be payable in that quarter. Cumulative Pre-Incentive Fee Net Income is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since the effective date of our initial public offering and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation since April 13, 2010, the effective date of our election to become a business development company.

Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash.

Incentive fees are calculated as described below and payable quarterly in arrears (or, upon termination of the Investment Advisory Agreement, as of the termination date) (a “Performance Period”). GC Advisors is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued interest that we never actually receive.

Income and Capital Gains Incentive Fee Calculation

The income and capital gains incentive fee calculation (the “Income and Capital Gain Incentive Fee Calculation”) has two parts: the income component and the capital gains component. The income component is calculated quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter.

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the income component, it is possible that an incentive fee may be calculated under this formula with respect to a period in which we have incurred a loss. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the income component will result in a positive value and an incentive fee will be paid unless the payment of such incentive fee would cause us to pay incentive fees on a cumulative basis that exceed 20.0% of our Cumulative Pre-Incentive Fee Net Income.

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% quarterly. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our Pre-Incentive Fee Net Investment Income and make it easier for GC Advisors to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our Pre-Incentive Fee Net Investment Income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.375% base management fee.

We calculate the income component of the Income and Capital Gains Incentive Fee Calculation with respect to our Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

•	zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;

•	100.0% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 2.5%) as the “catch-up” provision. The catch-up is meant to provide GC Advisors with 20.0% of the Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeds 2.5% in any calendar quarter; and
•	20.0% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any calendar quarter.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.

The following is a graphical representation of the calculation of the Income Incentive Fee calculation:

Quarterly Income Component of Income and Capital Gain Incentive Fee Calculation Based on Net Income

Pre-Incentive Fee Net Investment Income
(Expressed as a Percentage of the Value of Net Assets)

Percentage of Pre-Incentive Fee Net Investment Income Allocated to Income Component of Income and Capital Gain Incentive Fee Calculation

The second part of the Incentive Fee Calculation (the “Capital Gain Incentive Fee”) equals (a) 20.0% of our “Capital Gain Incentive Fee Base,” if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. Our Capital Gain Incentive Fee Base equals the sum of (1) our realized capital gains, if any, on a cumulative positive basis from April 13, 2010 through the end of each calendar year, (2) all realized capital losses on a cumulative basis and (3) all unrealized capital depreciation on a cumulative basis.

•	The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in our portfolio when sold is less than (b) the accreted or amortized cost base of such investment.
•	The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment.
•	The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in our portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.
•	The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable Capital Gain Incentive Fee calculation date and (b) the accreted or amortized cost basis of such investment.

The sum of the Income Incentive Fee and the Capital Gain Incentive Fee is the Incentive Fee.

Cap on Fees

The Incentive Fee will not be paid at any time if, after such payment, the cumulative Incentive Fees paid to date would be greater than 20.0% of our Cumulative Pre-Incentive Fee Net Income since April 13, 2010. In this Form 10-K, we refer to such amount, less any Incentive Fees previously paid, as the Incentive Fee Cap. If, for any relevant period, the Incentive Fee Cap calculation results in our paying less than the amount of the Incentive Fee calculated above, then the difference between the Incentive Fee and the Incentive Fee Cap will not be paid by us, and will not be received by GC Advisors as an Incentive Fee either at the end of such relevant period or at the end of any future period. For the avoidance of doubt, our stockholders benefit from a reduction in the amount of Incentive Fees that we pay, and that they pay indirectly, equal to the sum of the differences, if any, between the Incentive Fee and the Incentive Fee Cap.

Examples of Quarterly Incentive Fee Calculation

Example 1 — Income Related Portion of Incentive Fee(1):

Assumptions

Hurdle rate(2) = 2.00%

Management fee(3) = 0.344%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(4) = 0.35%

(1)	The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets. In addition, the example assumes that during the most recent four full calendar quarter period ending on or prior to the date the payment set forth in the example is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is at least 8.0% of our net assets at the beginning of such period (as adjusted for any share issuances or repurchases).
(2)	Represents a quarter of the 8.0% annualized hurdle rate.
(3)	Represents a quarter of the 1.375% annualized management fee.
(4)	Excludes offering expenses.

Alternative 1

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Pre-incentive fee net investment income (investment income - (management fee + other expenses)) = 0.556%

Pre-incentive fee net investment income does not exceed the hurdle rate, therefore there is no incentive fee.

Alternative 2

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.80%

Pre-incentive fee net investment income (investment income - (management fee + other expenses)) = 2.106%

Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	= 100% × “Catch-Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income - 2.50%)
= (100% × (2.106% - 2.00%)) + 0%
= 100% × 0.106%
= 0.106%

Alternative 3

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.50%

Pre-incentive fee net investment income (investment income - (management fee + other expenses)) = 2.806%

Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	= 100% × “Catch-Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income - 2.50%)
= (100% × (2.50% - 2.00%)) + (20% × (2.806% - 2.50%))
= 0.50% + (20% × 0.306%)
= 0.50% + 0.061%
= 0.561%

Example 2 — Capital Gains Portion of Incentive Fee:

Alternative 1:

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
Year 2:	Investment A is sold for $15 million and fair market value (“FMV”) of Investment B determined to be $29 million
Year 3:	FMV of Investment B determined to be $27 million
Year 4:	Investment B sold for $25 million

The capital gains portion of the incentive fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	None (Sales transaction resulted in a realized capital loss on Investment A)
Year 3:	None (No sales transactions)
Year 4:	None (Sales transaction resulted in a realized capital loss on Investment B)

Each quarterly incentive fee payable on the “Income and Capital Gains Incentive Fee Calculation” is subject to the Incentive Fee Cap. Below are the necessary adjustments to the incentive fee payable to adhere to the Incentive Fee Cap.

Year 1:	No adjustment; no realized capital losses or unrealized capital depreciation
Year 2:	Investment A sold at a $5 million loss. Investment B has unrealized capital depreciation of $1 million. Therefore, GC Advisors would not be paid on the $6 million realized/unrealized loss which would result in a lower incentive fee by $1.2 million.
Year 3:	Investment B has unrealized capital depreciation of $2 million. Therefore, GC Advisors would not be paid on the $2 million unrealized capital depreciation which would result in a lower incentive fee by $400,000.

Year 4:	Investment B sold at a $5 million loss. Investment B was previously marked down by $3 million; therefore, we would realize a $5 million loss on Investment B and reverse the previous $3 million in unrealized capital depreciation. The net effect would be a loss of $2 million. GC Advisors would not be paid on the $2 million loss which would result in a lower incentive fee by $400,000.

Alternative 2

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
Year 2:	FMV of Investment A determined to be $18 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
Year 3:	Investment A sold for $18 million. FMV of Investment B determined to be $24 million and FMV of Investment C determined to be $25 million
Year 4:	FMV of Investment B determined to be $22 million. Investment C sold for $24 million.
Year 5:	Investment B sold for $20 million

Each quarterly incentive fee payable on the “Income and Capital Gains Incentive Fee Calculation” is subject to the Incentive Fee Cap. Below are the necessary adjustments to the incentive fee payable to adhere to the Incentive Fee Cap.

Year 1:	No adjustment; no realized capital losses or unrealized capital depreciation.
Year 2:	Investment A has unrealized capital depreciation of $2 million. Investment B has unrealized capital depreciation of $5 million. Therefore, GC Advisors would not be paid on the $7 million unrealized capital depreciation which would result in a lower incentive fee by $1.4 million.
Year 3:	Investment B has additional unrealized capital depreciation of $1 million. Therefore, GC Advisors would not be paid on the $1 million unrealized capital depreciation which would result in a lower incentive fee by $200,000.
Year 4:	Investment B has additional unrealized capital depreciation of $2 million. Investment C sold at a $1 million realized loss. Therefore, GC Advisors would not be paid on the $3 million realized/unrealized loss which would result in a lower incentive fee by $600,000.
Year 5:	Investment B sold at a $10 million loss. Investment B was previously marked down by $8 million; therefore, we would realize a $10 million loss on Investment B and reverse the previous $8 million in unrealized capital depreciation. The net effect would be a loss of $2 million. GC Advisors would not be paid on the $2 million loss which would result in a lower incentive fee by $400,000.

The capital gains portion of the incentive fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	None (No sales transactions)
Year 3:	None (Sales transaction resulted in a realized capital loss on Investment A)
Year 4:	None (Sales transaction resulted in a realized capital loss on Investment C)
Year 5:	None (Sales transaction resulted in a realized capital loss on Investment B)

Alternative 3

Assumptions

Year 1:	$25 million investment made in Company A (“Investment A”), and $20 million investment made in Company B (“Investment B”)
Year 2:	Investment A is sold for $30 million and fair market value (“FMV”) of Investment B determined to be $22 million
Year 3:	FMV of Investment B determined to be $23 million
Year 4:	Investment B sold for $23 million

The capital gains portion of the incentive fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	$1 million (20% multiplied by $5 million realized capital gains on sale of Investment A)
Year 3:	None (No sales transactions)
Year 4:	$600,000 (20% multiplied by $8 million realized capital gains on sale of Investment A and Investment B) less $1 million (Capital Gains Fee paid in year 2).

Each quarterly incentive fee payable on the “Income and Capital Gains Incentive Fee Calculation” is subject to the Incentive Fee Cap. Below are the necessary adjustments to the incentive fee payable to adhere to the Incentive Fee Cap.

Year 1:	No adjustment necessary.
Year 2:	No adjustment necessary. Please note GC Advisors would not be paid on the $2 million unrealized gain on Investment B.
Year 3:	No adjustment necessary. Please note GC Advisors would not be paid on the $1 million unrealized gain on Investment B.
Year 4:	No adjustment necessary.

Payment of Our Expenses

All investment professionals of GC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by GC Advisors and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

•	organization and offerings;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	investment advisory and management fees;

•	administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and GC Service based upon our allocable portion of GC Service’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with evaluating and making, investments in portfolio companies, including costs associated with meeting financial sponsors;
•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration fees;
•	all costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs associated with individual or group stockholders;
•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or GC Service in connection with administering our business.

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement, as amended, will continue in effect for a period of two years from its effective date of July 16, 2010. It will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons,” as the term is defined in the 1940 Act. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by GC Advisors and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities, by vote, may also terminate the Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to our Business and Structure — We are dependent upon key personnel of GC Advisors for our future success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.”

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, GC Advisors and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GC Advisors’ services under the Investment Advisory Agreement or otherwise as our investment adviser.

Board Approval of the Investment Advisory Agreement

At a meeting of our board of directors held on March 5, 2010, our board of directors unanimously voted to approve the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by GC Advisors;
•	the fee structures of comparable externally managed business development companies that engage in similar investing activities; and
•	various other matters.

Based on the information reviewed and the considerations detailed above, the board of directors, including all of the directors who are not “interested persons” as that term is defined in the 1940 Act, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Investment Advisory Agreement, as well as the Administration Agreement, as being in the best interests of our stockholders.

Our board of directors approved an amendment to the Investment Advisory Agreement by unanimous written consent on June 17, 2010. On July 16, 2010, we amended and restated the Investment Advisory Agreement to provide that the base management fee payable by us under the Investment Advisory Agreement is reduced, to the extent that GC Advisors or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of ours, by an amount equal to the product of (1) the total fees that are paid to GC Advisors by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity that is owned, directly or indirectly, by us. Our board of directors ratified the amended and restated Investment Advisory Agreement on December 8, 2010.

Administration Agreement

Pursuant to the Administration Agreement, GC Service furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, GC Service performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, GC Service assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, GC Service also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our board of directors) of GC Service’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, GC Service is paid an additional amount based on the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. The initial term of the Administration Agreement expires on April 14, 2012 and may be renewed with the approval of our board of directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that GC Service outsources any of its functions we pay the fees associated with such functions on a direct basis without profit to GC Service.

Indemnification

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, GC Service and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GC Service’s services under the Administration Agreement or otherwise as our administrator.

License Agreement

We have entered into a license agreement with Golub Capital Management LLC under which Golub Capital Management LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Golub Capital”. Under this agreement, we will have a right to use the “Golub Capital” name for so long as GC Advisors or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Golub Capital” name. This license agreement will remain in effect for so long as the Investment Advisory Agreement with GC Advisors is in effect.

Staffing Agreement

We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior professionals of GC Advisors to achieve our investment objective. GC Advisors is an affiliate of Golub Capital and depends upon access to the investment professionals and other resources of Golub Capital and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. GC Advisors also depends upon Golub Capital to obtain access to deal flow generated by the professionals of Golub Capital and its affiliates. Under the Staffing Agreement, Golub Capital provides GC Advisors with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Golub Capital will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee serve in such capacity. Services under the Staffing Agreement are provided to GC Advisors on a direct cost reimbursement basis, and such fees are not our obligation.

REGULATION

General

We are a business development company under the 1940 Act and intend to elect to be treated as a RIC under the Code when we file our first U.S. federal income tax return as a corporation. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company without the approval of a majority of our outstanding voting securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental and each may be changed without stockholder approval.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:
•	is organized under the laws of, and has its principal place of business in, the United States;
•	is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
•	satisfies either of the following:
•	does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
•	is controlled by a business development company or a group of companies including a business development company, the business development company actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the business development company has an affiliated person who is a director of the eligible portfolio company.
(2)	Securities of any eligible portfolio company which we control.
(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.

The regulations defining and interpreting qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

Managerial Assistance to Portfolio Companies

A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, when the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. GC Service has agreed to provide such managerial assistance on our behalf to portfolio companies that request this assistance.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests, as defined in section 851(b)(3) of the Code, in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. GC Advisors will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.”

Codes of Ethics

We and GC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is attached as an exhibit to this annual report on Form 10-K, and is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to GC Advisors. The proxy voting policies and procedures of GC Advisors are set out below. The guidelines are reviewed periodically by GC Advisors and our directors who are not “interested persons,” and, accordingly, are subject to change.

Introduction

As an investment adviser registered under the Advisers Act, GC Advisors has a fiduciary duty to act solely in our best interests. As part of this duty, GC Advisors recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests.

GC Advisors’ policies and procedures for voting proxies for its investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

GC Advisors votes proxies relating to our portfolio securities in what it perceives to be the best interest of our stockholders. GC Advisors reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities we hold. In most cases GC Advisors will vote in favor of proposals that GC Advisors believes are likely to increase the value of the portfolio securities we hold. Although GC Advisors will generally vote against proposals that may have a negative effect on our portfolio securities, GC Advisors may vote for such a proposal if there exist compelling long-term reasons to do so.

Our proxy voting decisions are made by GC Advisors’ Chairman and Vice Chairman. To ensure that GC Advisors’ vote is not the product of a conflict of interest, GC Advisors requires that (1) anyone involved in the decision-making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how GC Advisors intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, GC Advisors will disclose such conflicts to us, including our independent directors and may request guidance from us on how to vote such proxies.

Proxy Voting Records

You may obtain information without charge about how GC Advisors voted proxies by making a written request for proxy voting information to: Golub Capital BDC, Inc., Attention: Investor Relations, 150 South Wacker Drive, Suite 800, Chicago, IL 60606, or by calling Golub Capital BDC, Inc. collect at (312) 205-5050. The SEC also maintains a website at www.sec.gov that contains such information.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their nonpublic personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any nonpublic personal information relating to our stockholders, although certain nonpublic personal information of our stockholders may become available to us. We do not disclose any nonpublic personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to nonpublic personal information about our stockholders to employees of GC Advisors and its affiliates with a legitimate business need for the information. We will maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

Other

Under the 1940 Act, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and GC Advisors will each be required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities, provided that the adviser negotiates no term other than price and certain other conditions are met. As a result, we only expect to co-invest on a concurrent basis with other accounts sponsored or managed by GC Advisors when each of us will own the same securities of the issuer and when no term is negotiated other than price. Any such investment would be made, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another account sponsored or managed by GC Advisors to make different investments in the same issuer, GC Advisors will need to decide which account will proceed with the investment. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which another account sponsored or managed by GC Advisors has previously invested.

We and GC Advisors have submitted an exemptive application to the SEC to permit greater flexibility to negotiate the terms of co-investments because we believe that it will be advantageous for us to co-invest with accounts sponsored or managed by GC Advisors where such investment is consistent with our investment objectives, positions, policies, strategies, and restrictions, as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by GC Advisors may afford us additional investment opportunities and the ability to achieve greater diversification.

Under the terms of the relief we have requested, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors would make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. There is no assurance that our application for exemptive relief will be granted by the SEC or that, if granted, it will be on the terms set forth above.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•	pursuant to Item 307 under Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•	pursuant to Rule 13a-15 under the Exchange Act, beginning with our 2011 fiscal year, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and
•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act.

Small Business Investment Company Regulations

Our wholly owned subsidiary, GC SBIC IV, L.P., recently received approval for a license from the U.S. Small Business Association, or the SBA, to operate as a Small Business Investment Company, or SBIC. As a wholly owned subsidiary, GC SBIC IV, L.P. is able to rely on an exclusion from the definition of “investment company” under the 1940 Act. As such, this subsidiary will not elect to be treated as a business development company under the 1940 Act. GC SBIC IV, L.P. has an investment objective substantially similar to ours and makes similar types of investments in accordance with SBIC regulations.

Prior to GC SBIC IV, L.P. obtaining approval from the SBA, Golub Capital managed two SBICs licensed by the SBA for more than 14 years. The SBIC license allows GC SBIC IV, L.P. to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under the regulations applicable to SBICs, an SBIC may have outstanding debentures guaranteed by the SBA generally in an amount of up to twice its regulatory capital, which generally equates to the amount of its equity capital. SBIC regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million, assuming that it has at least $75 million of equity capital. In addition, if we are able to obtain financing under the SBIC program, GC SBIC IV, L.P. will be subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants.

We have applied for exemptive relief from the SEC which, if granted, would permit GC SBIC IV, L.P. to incur leverage to the full extent permitted under the SBIC license and to disregard such debt (and the corresponding GC SBIC IV, L.P. assets) for purposes of calculating our compliance with the asset coverage requirements under the 1940 Act. There is no assurance that such relief will be granted or, if granted, the relief would be acceptable to us if the terms under which the SEC grants relief differ from those we proposed.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBIC regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

Under present SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18 million and have average annual net income after U.S. federal income taxes not exceeding $6 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 20% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after U.S. federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the company at the time of the follow-on investment, up to the time of the company’s initial public offering, if any.

The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending or investing outside the United States, to businesses engaged in a few prohibited industries and to certain “passive” (i.e., non-operating) companies. In addition, without prior SBA approval, a SBIC may not invest an amount equal to more than approximately 30% of the SBIC’s regulatory capital in any one company and its affiliates.

The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by a SBIC in a portfolio company). Although prior regulations prohibited an SBIC from controlling a small business concern except in limited circumstances, regulations adopted by the SBA in 2002 now allow a SBIC to exercise control over a small business for a period of up to seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA’s prior written approval.

The SBA restricts the ability of a SBIC to lend money to any of its officers, directors and employees or to invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a “change of control” of a SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of a SBIC, whether through ownership, contractual arrangements or otherwise.

An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately raised funds of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest and do not require any principal payments prior to maturity.

The American Recovery and Reinvestment Act of 2009, or the 2009 Stimulus Bill, contains several provisions applicable to SBIC funds. One of the key SBIC-related provisions included in the 2009 Stimulus Bill increased the maximum amount of combined SBIC leverage, or the SBIC leverage cap, to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million, as adjusted annually based upon changes in the Consumer Price Index. Due to the increase in the maximum amount of SBIC leverage available to affiliated SBIC funds, we, through our SBIC subsidiary, would have access to incremental SBIC leverage to support our future investment activities.

SBICs must invest idle funds that are not being used to make loans in investments permitted under SBIC regulations in the following limited types of securities: (1) direct obligations of, or obligations guaranteed as to principal and interest by, the U.S. government, which mature within 15 months from the date of the investment; (2) repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the federal government); (3) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (4) a deposit account in a federally insured institution that is subject to a withdrawal restriction of one year or less; (5) a checking account in a federally insured institution; or (6) a reasonable petty cash fund.

SBICs are periodically examined and audited by the SBA’s staff to determine their compliance with SBIC regulations and are periodically required to file certain forms with the SBA.

Neither the SBA nor the U.S. government or any of its agencies or officers has approved any ownership interest to be issued by us or any obligation that we or any of our subsidiaries may incur.

Election to Be Taxed as a RIC

As a business development company, we intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a RIC

If we:

•	qualify as a RIC; and
•	satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (the “Excise Tax Avoidance Requirement”). For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end. We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;
•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
•	diversify our holdings so that at the end of each quarter of the taxable year:
•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or withholding liabilities.

Any underwriting fees paid by us are not deductible. We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our disqualification as a RIC.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Business — Regulation — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Some of the income and fees that we may recognize will not satisfy the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years.

Item 1A.  Risk Factors

You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We have a limited operating history as a business development company and have not yet elected to be treated as a RIC.

Our predecessor, GCMF, was formed in June 2007 and commenced operations in July 2007. Prior to the completion of our initial public offering in April 2010, we did not operate as a business development company. As a result of our limited operating history, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. In addition, we intend to elect to be treated as a RIC under the Code when we file our first U.S. federal income tax return as a corporation.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to other accounts sponsored or managed by GC Advisors and its affiliates. Business development companies are required, for example, to invest at least 70% of their total assets in qualifying assets. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Neither we nor GC Advisors has significant experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We are dependent upon key personnel of GC Advisors for our future success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.

We do not have any internal management capacity or employees. We will depend on the diligence, skill and network of business contacts of the senior professionals of GC Advisors to achieve our investment objective. We expect that GC Advisors will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that senior professionals of GC Advisors will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Golub Capital and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the senior professionals of GC Advisors have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

GC Advisors is an affiliate of Golub Capital and will depend upon access to the investment professionals and other resources of Golub Capital and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. GC Advisors will also depend upon Golub Capital to obtain access to deal flow generated by the professionals of Golub Capital and its affiliates. Under the Staffing Agreement, Golub Capital provides GC Advisors with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Golub Capital will make available to GC Advisors experienced investment professionals and provide access to the senior investment personnel of Golub Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to this Staffing Agreement and cannot assure you that Golub Capital will fulfill its obligations under the agreement. If Golub Capital fails to perform, we cannot assure you that GC Advisors will enforce the Staffing Agreement, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Golub Capital and its affiliates or their information and deal flow.

GC Advisors’ investment committee provides oversight over our investment activities. GC Advisors’ investment committee consists of two members of our board of directors and two employees of Golub Capital. The loss of any member of GC Advisors’ investment committee or of other senior professionals of GC Advisors and its affiliates would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operation and cash flows.

Our business model depends to a significant extent upon strong referral relationships with sponsors. Any inability of GC Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon GC Advisors to maintain Golub Capital’s relationships with sponsors, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If GC Advisors fails to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of GC Advisors have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.

We may not replicate the historical results achieved by our predecessor, GCMF, or other entities sponsored or managed by members of GC Advisors’ investment committee, or by GC Advisors or its affiliates.

Our investments may differ from those of our predecessor, GCMF, and existing accounts that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. Investors in our common stock are not acquiring an interest in any accounts that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. We may consider co-investing in portfolio investments with other accounts sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or its affiliates. Any such investments will be subject to regulatory limitations and approvals by directors who are not “interested persons,” as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

Our financial condition, results of operation and cash flows will depend on our ability to manage our business effectively.

Our ability to achieve our investment objective will depend on our ability to manage our business and to grow. This will depend, in turn, on GC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon GC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. GC Advisors will have substantial responsibilities under the Investment Advisory Agreement, as well as responsibilities in connection with the management of other accounts sponsored or managed by GC Advisors, members of GC Advisors’ investment committee or Golub Capital and its affiliates. The personnel of GC Advisors and its affiliates, including GC Service, may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There are significant potential conflicts of interest that could affect our investment returns.

As a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee, there may be times when GC Advisors or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest.

Conflicts related to obligations GC Advisors’ investment committee, GC Advisors or its affiliates have to other clients.

The members of GC Advisors’ investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of accounts sponsored or managed by GC Advisors or its affiliates. Similarly, GC Advisors or its affiliates currently manage and may have other clients with similar or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Lawrence E. Golub and David B. Golub have management responsibilities for other accounts sponsored or managed by GC Advisors or its affiliates. Our investment objective may overlap with the investment objectives of such affiliated accounts. For example, GC Advisors currently manages several private funds that are pursuing an investment strategy similar to ours, some of which are continuing to seek new capital commitments, and we may compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors. GC Advisors will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisor’s pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient securities or loan amounts were available. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

GC Advisors’ investment committee, GC Advisors or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

Principals of GC Advisors and its affiliates and members of GC Advisors’ investment committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

Our incentive fee structure may create incentives for GC Advisors that are not fully aligned with the interests of our stockholders.

In the course of our investing activities, we pay management and incentive fees to GC Advisors. These fees are based on our average adjusted gross assets, which include leverage. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our average adjusted gross assets, GC Advisors benefits when we incur debt or use leverage. Additionally, under the incentive fee structure, GC Advisors benefits when we recognize capital gains and, because GC Advisors determines when a holding is sold, GC Advisors controls the timing of the recognition of such capital gains. Our board of directors is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interests associated with its management services and compensation. While it is not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, GC Advisors or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

The part of the incentive fee payable to GC Advisors that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for GC Advisors to the extent that it may encourage GC Advisors to favor debt financings that provide for deferred interest, rather than current cash payments of interest. GC Advisors may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because GC Advisors is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

Many of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, our board of directors will determine the fair value of these securities in good faith as described below in “Many of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from GC Advisors may provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, Lawrence E. Golub and David B. Golub have an indirect pecuniary interest in GC Advisors. The participation of GC Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub, could result in a conflict of interest as GC Advisors’ management fee is based, in part, on our average adjusted gross assets (including leverage but excluding cash) and our incentive fees will be based, in part, on unrealized gains and losses.

Conflicts related to other arrangements with GC Advisors or its affiliates.

We have entered into a license agreement with Golub Capital Management LLC under which Golub Capital Management LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Golub Capital”. In addition, we rent office space from GC Service, an affiliate of GC Advisors, and pay to GC Service our allocable portion of overhead and other expenses incurred by GC Service in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This will create conflicts of interest that our board of directors must monitor.

The Investment Advisory Agreement with GC Advisors and the Administration Agreement with GC Service were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to GC Advisors, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with GC Advisors, GC Service and their respective affiliates. Any such decision, however, would breach our fiduciary obligations to our stockholders.

Our ability to enter into transactions with our affiliates will be restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. We consider GC Advisors and its affiliates to be our affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

We may, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors determines separately the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisor’s pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient securities or loan amounts were available. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations in which co-investment with other accounts sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, such as when, in the absence of exemptive relief described below, we and other such other entities may make investments in the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other GC Advisors clients, GC Advisors will need to decide whether we or such other entity or entities will proceed with such investments. GC Advisors will make these determinations based on its policies and procedures, which generally require that such investment opportunities be offered to eligible accounts on a basis that is fair and equitable over time, including, for example, through random or rotational methods. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which an account sponsored or managed by GC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, without the prior approval by the SEC. The SEC has interpreted the business development company regulations governing transactions with affiliates to prohibit certain “joint transactions” between entities that share a common investment adviser.

We and GC Advisors have submitted an application for exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investments by us and other accounts sponsored or managed by GC Advisors and its affiliates may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our application for exemptive relief seeks an exemptive order permitting us to invest with accounts sponsored or managed by GC Advisors or its affiliates in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. We expect that such exemptive relief permitting co-investments, if granted, would apply only if our independent directors review and approve each co-investment.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

A number of entities compete with us to make the types of investments that we plan to make. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with accounts sponsored or managed by GC Advisors or its affiliates. Although GC Advisors allocates opportunities in accordance with its policies and procedures, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders. Moreover, the performance of investments will not be known at the time of allocation. See “Risk Factors — Risks Relating to Our Business and Structure —  There are significant potential conflicts of interest that could affect our investment returns,” “— Conflicts related to obligations GC Advisors’ investment committee, GC Advisors or its affiliates have to other clients” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.”

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our qualification as a RIC. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of original issue discount. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, is included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our status as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.

Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2010, we had $174.0 million of outstanding borrowings.

In the absence of an event of default, no person or entity from which we borrow money will have a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred stock, which is another form of leverage, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive dividends would be senior to those of holders of shares of our common stock. We do not, however anticipate issuing preferred stock in the next 12 months.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution.

We are subject to risks associated with the Debt Securitization.

On July 16, 2010, we completed a $300 million term debt securitization, which we refer to as the Debt Securitization. The notes offered in this Collaterialized Loan Obligation, or CLO, transaction were issued by Golub Capital BDC 2010-1 LLC, our indirect subsidiary, or the CLO Issuer, and are backed by a diversified portfolio of senior secured and second lien loans (or participation interests therein). The transaction was executed through a private placement of approximately $174 million of Aaa/AAA Class A Notes, which bear interest at an interest rate equal to three-month LIBOR plus 2.40%. As part of the Debt Securitization, Golub Capital BDC 2010-1 Holdings LLC, our wholly owned subsidiary, or Holdings, retained all the Class B Notes and Subordinated Notes issued by the CLO Issuer which together totaled approximately $126 million, as well as all of the membership interests of the CLO Issuer. The Subordinated Notes are the most junior class of securities issued by the CLO Issuer, are subordinated in priority of payment to every other class of notes issued by the CLO Issuer and are subject to certain payment restrictions set forth in the indenture governing the notes. Therefore, Holdings only receives cash distributions on the Subordinated Notes and its membership interests if the CLO Issuer has made all cash interest payments to all other notes it has issued. The Subordinated Notes are also unsecured and rank behind all of the secured creditors, known or unknown, of the CLO Issuer, including the holders of the senior notes it has issued. Consequently, to the extent that the value of the CLO Issuer’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Subordinated Notes at their redemption could be reduced.

If any asset coverage test with respect to the Class A Notes or Class B Notes is not met or if the CLO Issuer fails to obtain a confirmation of the initial ratings of the Class A Notes or Class B Notes after the effective date (defined under the indenture as the earlier to occur of January 5, 2011 or the time that the CLO Issuer has acquired (or committed to acquire) at least $300 million in assets), proceeds from the portfolio of loan investments that otherwise would have been distributed to the CLO Issuer and the holders of the Subordinated Notes will instead be used to redeem first the Class A Notes and then the Class B Notes, to the extent necessary to satisfy the applicable asset coverage tests or to obtain the necessary ratings confirmation. Any such mandatory redemption of Class A Notes or Class B Notes will shorten the average life of the notes issued by the CLO Issuer, which could have a material adverse effect on the value Holdings is able to realize on the Class B Notes and the Subordinated Notes.

If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture, the most senior class of notes then outstanding will be paid in full in cash before any further payment or distribution on the notes. In addition, if an event of default occurs, the holders of the most senior class of notes then outstanding, or the Controlling Class, will be entitled to determine the remedies to be exercised under the indenture, subject to the terms of the indenture. Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would include the Class B Notes and Subordinated Notes to the extent the Class A Notes constitute the Controlling Class), and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of Holdings or that Holdings will receive any payments or distributions upon an acceleration of the notes. Any failure of the CLO Issuer to make distributions on the notes we indirectly hold, whether as a result of an event of default or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to allow our qualification as a RIC.

In addition, as part of the transaction, we entered into a master loan sale agreement under which we would be required to repurchase any loan (or participation interest therein) which was sold to the CLO Issuer in breach of any representation or warranty made by us with respect to such loan on the date such loan was sold. To the extent we fail to satisfy any such repurchase obligation, the trustee may, on behalf of the CLO Issuer, bring an action against us to enforce these repurchase obligations.

Our ability to invest in public companies may be limited in certain circumstances.

To maintain our status as a business development company, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and investments in distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment.

We intend to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We may issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to GC Advisors is payable based on our average adjusted gross assets, including those assets acquired through the use of leverage, GC Advisors has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include the Class A Notes issued by the CLO Issuer, our other borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on GC Advisors’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

We have applied for exemptive relief from the SEC which, if granted, would permit GC SBIC IV, L.P. to incur leverage to the full extent permitted under the SBIC license and to disregard such debt (and the corresponding GC SBIC IV, L.P. assets) for purposes of calculating our compliance with the asset coverage requirements under the 1940 Act. There is no assurance that such relief will be granted or, if granted, the relief would be acceptable to us if the terms under which the SEC grants relief differ from those we proposed.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-19%	-11%	-2%	6%	15%

(1)	Assumes $442.8 million in total assets, $174.0 million in debt outstanding and $260.5 million in net assets as of September 30, 2010 and an effective interest rate of 3.1%.

Based on our outstanding indebtedness of $174.0 million as of September 30,2010 and the effective annual interest rate of 3.1% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.5% to cover annual interest payments.

To the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we continue to use debt to finance our investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the Class A Notes and Class B Notes issued under the Debt Securitization are floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates. We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt securities. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

You should also be aware that a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of incentive fees payable to GC Advisors.

We may enter into reverse repurchase agreements, which are another form of leverage.

We may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.

Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with reverse repurchase agreements transactions, our net asset value would decline, and, in some cases, we may be worse off than if we had not used such instruments.

We are currently operating in a period of capital markets disruption and economic downturn.

The U.S. capital markets have been experiencing extreme volatility and disruption for more than two and a half years, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

Adverse developments in the credit markets may impair our ability to enter into new debt financing arrangements.

During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. As a result, it may be difficult for us to finance the growth of our investments on acceptable economic terms, or at all.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy.

As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business — Regulation — Qualifying Assets.”

In the future, we believe that most of our investments will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not maintain our status as a business development company, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end fund, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.

Many of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments requires significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which typically include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of one or more independent service providers to review the valuation of these securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statement of operations as net change in unrealized appreciation or depreciation.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.

New or modified laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. In particular, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, became law. The scope of Dodd-Frank impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several months and years. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. We have begun to assess the potential impact of Dodd-Frank on our business and operations, but at this early stage, the likely impact cannot be ascertained with any degree of certainty.

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of GC Advisors to other types of investments in which GC Advisors may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company. Under Delaware law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the price value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.

Provisions of the General Corporation Law of the State of Delaware and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.

The General Corporation Law of the State of Delaware, or the DGCL, contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. Our board of directors has adopted a resolution exempting from Section 203 of the DGCL any business combination between us and any other person, subject to prior approval of such business combination by our board of directors, including approval by a majority of our directors who are not “interested persons.” If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation classifying our board of directors in three classes serving staggered three-year terms, and provisions of our certificate of incorporation authorizing our board of directors to classify or reclassify shares of our preferred stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our certificate of incorporation, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our certificate of incorporation and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

GC Advisors can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

GC Advisors has the right under the Investment Advisory Agreement to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If GC Advisors resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by GC Advisors and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

GC Service can resign on 60 days’ notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

GC Service has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If GC Service resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline.

In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by GC Service. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC beginning with our 2011 fiscal year.

As a result, we are incurring additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our common stock may be adversely affected.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business depends on the communications and information systems of GC Advisors and its affiliates. Any failure or interruption of such systems could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Risks Related to Our Investments

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors.

Current market conditions have materially and adversely affected debt and equity capital markets in the United States and around the world.

Beginning in 2007 and continuing into 2010, the global capital markets have experienced a period of disruption resulting in a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. These events, along with the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of major financial institutions in the United States, led to a decline general of economic conditions. This economic decline has materially and adversely affected the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms in particular. To the extent that we wish to use debt to fund our investments, the debt capital that will be available to us, if at all, may be at a higher cost, and on terms and conditions that may be less favorable, than what we expect, which could negatively affect our financial performance and results. A prolonged period of market illiquidity may cause us to reduce the volume of loans we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows. Any deterioration of current market conditions could materially and adversely affect our business.

Our investments in leveraged portfolio companies may be risky, and you could lose all or part of your investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Our investments in private and middle-market portfolio companies are risky, and you could lose all or part of your investment.

Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we expect to rely on the ability of GC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and GC Advisors may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

The lack of liquidity in our investments may adversely affect our business.

We may invest all of our assets in illiquid securities, and a substantial portion of our investments in leveraged companies are and will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, GC Advisors, Golub Capital or any of its affiliates have material nonpublic information regarding such portfolio company.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	a comparison of the portfolio company’s securities to publicly traded securities,
•	the enterprise value of a portfolio company,
•	the nature and realizable value of any collateral,
•	the portfolio company’s ability to make payments and its earnings and discounted cash flow,
•	the markets in which the portfolio company does business, and
•	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•	preserve or enhance the value of our investment.

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with business development company requirements or the desire to maintain our qualification as a RIC. Our ability to make follow-on investments may also be limited by GC Advisors’ allocation policy.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Although we may do so in the future, we do not currently hold controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We have invested a portion of our capital in second lien and mezzanine loans issued by our portfolio companies and intend to continue to do so in the future. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We have made in the past, and may make in the future, unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•	the ability to cause the commencement of enforcement proceedings against the collateral;
•	the ability to control the conduct of such proceedings;
•	the approval of amendments to collateral documents;
•	releases of liens on the collateral; and
•	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected.

If we make subordinated investments, the obligors or the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.

We may make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are subject to greater risk of default then senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

The disposition of our investments may result in contingent liabilities.

A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

Our base management fee may induce GC Advisors to incur leverage.

Our base management fee is payable based upon our average adjusted gross assets, which include any borrowings that we make for investment purposes. This fee structure may encourage GC Advisors to borrow money to finance additional investments. The use of borrowed money may increase the likelihood of default, which would disfavor holders of our common stock. Given the subjective nature of the investment decisions made by GC Advisors on our behalf, our board of directors may not be able to monitor this potential conflict of interest effectively.

Our incentive fee may induce GC Advisors to make certain investments, including speculative investments.

The incentive fee payable by us to GC Advisors may create an incentive for GC Advisors to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to GC Advisors is determined may encourage GC Advisors to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock.

The incentive fee payable by us to GC Advisors also may create an incentive for GC Advisors to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities.

Additionally, the incentive fee payable by us to GC Advisors may create an incentive for GC Advisors to cause us to realize capital gains or losses that may not be in the best interests of us or our stockholders. Under the incentive fee structure, GC Advisors benefits when capital gains are recognized and, because GC Advisors determines when a holding is sold, GC Advisors controls the timing of the recognition of capital gains. Our board of directors is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interests associated with its management services and compensation. While it is not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate.

GC Advisors’ liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify GC Advisors against certain liabilities, which may lead GC Advisors to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, GC Advisors does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our board of directors in following or declining to follow GC Advisors’ advice or recommendations. GC Advisors maintains a contractual, as opposed to a fiduciary, relationship with us. Under the terms of the Investment Advisory Agreement, GC Advisors, its officers, members, personnel, any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may be subject to additional risks if we engage in hedging transactions and/or invest in foreign securities.

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. In order for our investments to be classified as “qualifying assets,” among other requirements, such investments must be in issuers organized under the laws of, and which have their principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. Our investment strategy does not presently contemplate investments in securities of non-U.S. companies. We are, however, currently invested in the securities of two non-U.S. companies and may make additional investments in non-U.S. companies, including emerging market issuers, to the limited extent such transactions and investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.

Engaging in either hedging transactions or investing in foreign securities would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price.

While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations.

We may not realize gains from our equity investments.

When we invest in unitranche, mezzanine and second lien loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and, may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Risks Relating to Our Common Stock

Investing in our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

Shares of closed-end investment companies, including business development companies, may trade at a discount to their net asset value.

Shares of closed-end investment companies, including business development companies, may trade at a discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of the companies;
•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and business development companies;
•	loss of our qualification as a RIC or BDC;
•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio of investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	departure of GC Advisors’ or any of its affiliates’ key personnel;
•	operating performance of companies comparable to us;
•	general economic trends and other external factors; and.
•	loss of a major funding source.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 150 South Wacker Drive, Suite 800, Chicago, IL 60606 and are provided by GC Service pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business.

Item 3.  Legal Proceedings

Golub Capital BDC, GC Advisors and GC Service are not currently subject to any material legal proceedings.

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on April 15, 2010 and is currently traded on The Nasdaq Global Select Market under the symbol “GDBC”. The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly dividends per share since shares of our common stock began being regularly quoted on The Nasdaq Global Select Market.

Period	NAV(1)	Closing Sales Price		Premium/ Discount of High Sales Price to NAV(2)	Premium/ Discount of Low Sales Price to NAV(2)	Declared Dividends(4)
		High	Low
Fiscal year ended September 30, 2010
Third quarter(3)	$14.67	$14.85	$12.85	101.2%	87.6%	$0.24
Fourth quarter	$14.71	$15.30	$13.83	104.0%	94.0%	$0.31

(1)	(1) NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
(3)	From April 15, 2010 (initial public offering) to June 30, 2010.
(4)	Includes a return of capital for tax purposes of approximately $.06 per share.

The last reported price for our common stock on December 10, 2010 was $17.01 per share. As of December 9, 2010, we had 131 stockholders of record.

Sales of Unregistered Securities

On February 5, 2010, GEMS Fund, L.P., or GEMS, a limited partnership affiliated with GC Advisors, entered into an agreement to purchase 195 limited liability company interests in Golub Capital BDC LLC for cash, resulting in aggregate net cash proceeds to us of $25 million. The cash settlement of this private placement occurred on March 15, 2010. In addition, concurrently with the closing of our initial public offering on April 20, 2010, certain existing investors in entities advised by affiliates of Golub Capital and certain of our officers and directors, their immediate family members or entities owned by, or family trusts for the benefit of, such persons purchased in a separate private placement an aggregate of 1,322,581 shares of common stock at a price of $14.50 per share, resulting in aggregate net cash proceeds to us of approximately $19.2 million. Both of these private placements were conducted in reliance on Rule 506 under Regulation D of the Securities Act.

Distributions

Our dividends, if any, are determined by the board of directors. We intend to elect to be treated as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute at least 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any. We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed in the preceding year.

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock since completion of our initial public offering.

		Dividends Declared
Record Dates	Payment Dates	Per Share	Dollar amount
Fiscal year ended September 30, 2010
June 22, 2010	June 29, 2010	$0.24	$4,251
September 10, 2010	September 30, 2010	0.31	5,491
Fiscal year ended September 30, 2011
December 20, 2010	December 30, 2010	0.31	5,491
Total(1)		$0.86	$15,233

(1)	Includes a return of capital for tax purposes of approximately $0.06 per share

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if our board of directors authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution.

Stock Performance Graph

This graph compares the stockholder return on our common stock from April 14, 2010 (initial public offering) to September 30, 2010 with that of the NASDAQ Financial Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on April 14, 2010, $100 was invested in our common stock, the NASDAQ Financial Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6.  Selected Financial Data

We have derived the selected historical balance sheet information of GCMF as of September 30, 2007, 2008 and 2009 and the selected statement of operations information of GCMF for the fiscal period from July 27, 2007 (inception) through September 30, 2007 and for the fiscal years ended September 30, 2008 and 2009 from our predecessor’s financial statements, which were audited by McGladrey & Pullen, LLP, an independent registered public accounting firm. We have derived the historical balance sheet information as of September 30, 2010 and the historical statement of operations information for the year ended September 30, 2010 of Golub Capital BDC from audited consolidated financial data. The selected financial data should be read together with our financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included as Item 7 to this annual report on Form 10-K. For the periods prior to September 30, 2009, the financial information below refers to the financial condition and results of operations of our predecessor, GCMF. For the year ended September 30, 2010, the financial information below refers to the financial condition and results of operations of Golub Capital BDC.

	Golub Capital BDC(3)		GCMF
	Years ended						For the Period July 27, 2007 (inception) through September 30, 2007
	September 30, 2010		September 30, 2009		September 30, 2008
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$33,150		$33,338		$20,686		$1,868
Base management fee	3,328		2,849		1,726		134
Incentive fee	55		—		—		—
All other expenses	6,400		5,011		8,916		1,117
Net investment income	23,367		25,478		10,044		617
Net realized loss on investments	(40)		(3,972)		(4,503)		—
Net change in unrealized appreciation (depreciation) on investments	2,921		(1,489)		(8,957)		(558)
Net increase/(decrease) in net assets resulting from operations	26,248		20,017		(3,416)		59
Per share data:
Net asset value	$14.71		N/A	(1)	N/A	(1)	N/A	(1)
Net investment income	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
Net realized loss on investments	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
Net change in unrealized appreciation (depreciation) on investments	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
Net increase/(decrease) in net assets resulting from operations	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
Per share dividends declared	0.55		N/A	(1)	N/A	(1)	N/A	(1)
Dollar amount of dividends declared	9,742		N/A		N/A		N/A
Balance Sheet data at period end:
Investments, at fair value	$344,869		$376,294		$135,476		$201,147
Cash and cash equivalents	92,990		30,614		4,252		4,237
Other assets	4,904		2,214		1,213		2,819
Total assets	442,763		409,122		140,941		208,203
Total liabilities	182,222		316,370		124,088		174,722
Total net assets	260,541		92,752		16,853		33,481
Other data:
Weighted average annualized yield on income producing investments at fair value(2)	8.40%		8.05%		9.33%		6.40%
Number of portfolio companies at period end	94		95		60		56

(1)	Per share data are not provided as we did not have shares of common stock outstanding or an equivalent prior to the initial public offering on April 14, 2010
(2)	Weighted average yield on income producing investments is computed by dividing (a) annualized interest income (other than interest income resulting from amortization of fees and discounts) on accruing loans and debt securities by (b) total income producing investments at fair value.
(3)	Includes the financial information of GCMF for the period prior to the BDC Conversion.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. For periods prior to April 13, 2010, the consolidated financial statements and related footnotes reflect the performance of Golub Capital BDC LLC and its predecessor and wholly owned subsidiary, GCMF, which was formed on June 6, 2007.

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with GC Advisors and other affiliates of Golub Capital;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a RIC and as a business development company;
•	the impact on our business of Dodd-Frank and the rules and regulations issued thereunder; and
•	the effect of changes to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” and elsewhere in this annual report on Form-10K.

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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the 1940 Act. In addition, for tax purposes, we intend to elect to be treated as a RIC under Subchapter M of the Code. We were formed in November 2009 to continue and expand the business of our predecessor, GCMF, which commenced operations in July 2007, in making investments in senior secured, unitranche, mezzanine and second lien loans of middle-market companies that are, in most cases, sponsored by private equity firms.

On April 14, 2010, we priced our initial public offering, selling 7,100,000 shares of common stock at a public offering price of $14.50 per share. Concurrent with this offering, we sold an additional 1,322,581 shares through a private placement, also at $14.50 per share. On May 19, 2010, we issued an additional 305,000 shares at $14.50 following the exercise of the underwriters’ over-allotment option. Our shares are currently listed on The Nasdaq Global Select Market under the symbol “GBDC”.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $4 billion of capital under management as of September 30, 2010, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors, of which a majority of the members are independent of us.

Under the Investment Advisory Agreement entered into on April 14, 2010, which was amended and restated on July 16, 2010, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. We have also entered into the Administration Agreement with GC Service under which we have agreed to reimburse GC Service for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by GC Service in performing its obligations under the Administration Agreement.

As of September 30, 2010, our portfolio was comprised of 65.8% senior secured loans, 26.2% unitranche loans, 3.3% second lien loans, 3.9% mezzanine loans, and 0.8% equity. We intend to pursue an investment strategy focused on investing in unitranche, mezzanine and second lien loans of, and warrants and minority equity securities in, middle-market companies. Accordingly, over time we expect that senior secured loans will represent a smaller percentage of our investment portfolio as we grow our business, these investments are repaid and we invest in a different mix of assets. In the short term, however, we expect to invest in a mix of mezzanine and senior secured loans to maximize our current income and to preserve capital.

We seek to create a diverse portfolio that includes senior secured, unitranche, mezzanine and second lien loans and warrants and minority equity securities by investing approximately $5 to $25 million of capital, on average, in the securities of middle-market companies. We may also selectively invest more than $25 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

As of September 30, 2010, 2009, and 2008, we had debt investments in 94, 95, and 60 portfolio companies, respectively. For the years ended September 30, 2010, 2009, and 2008, our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield of 8.4%, 8.1%, and 9.3% and a weighted average annualized investment income (which includes interest income and amortization of fees and discounts) yield of 10.9%, 9.0%, and 9.6%, respectively.

Revenues:  We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, unitranche, mezzanine or second lien loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we also record the excess principal payment as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses:  Following entry into the Investment Advisory Agreement, our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we pay interest expense on all outstanding debt. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•	organization and offerings;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	investment advisory and management fees;
•	administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and GC Service based upon our allocable portion of GC Service’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with evaluating and making, investments in portfolio companies, including costs associated with meeting financial sponsors;
•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration fees;
•	all costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs associated with individual or group stockholders;
•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or GC Service in connection with administering our business.

On December 8, 2010, our Board declared a quarterly dividend of $0.31 per share payable on December 30, 2010 to holders of record as of December 20, 2010.

Market Trends

We have identified the following trends that may affect our business:

Target Market.  We believe that small and middle-market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us.

Specialized Lending Requirements.  We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the experience of our management team, lending to U.S. middle-market companies (1) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (2) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and (3) may also require more extensive ongoing monitoring by the lender.

Demand for Debt Capital.  We believe there is a large pool of uninvested private equity capital for middle market companies. We expect the large amount of unfunded buyout commitments will drive demand for leveraged buyouts over the next several years, which should, in turn, create leveraged lending opportunities for us.

Significant Refinancing Requirements.  We believe the debt associated with a large number of middle-market leveraged mergers and acquisitions completed from 2005 to 2008 will come due in the near term and accordingly, we believe that new financing opportunities will increase as many leveraged companies seek to refinance in the near term. When combined with the decreased availability of debt financing for middle-market companies generally, these factors should increase lending opportunities for us.

Pricing and Deal Structures.  We believe that as a result of the credit crisis, there is reduced access to, and availability of, debt capital to middle market companies which has resulted in a widening of interest spreads, more conservative deal structures, stronger covenants and increased fees.

Consolidated Results of Operations

The consolidated results of operations set forth below include historical financial information of our predecessor, GCMF, prior to our election, to become a business development company and our intended election to be treated as a RIC. As a business development company and a RIC for U.S. federal income tax purposes, we are also subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. Also, the management fee that we pay to GC Advisors under the Investment Advisory Agreement is determined by reference to a formula that differs materially from the management fee paid by GCMF in prior periods. In addition, our portfolio of investments consisted primarily of senior secured and unitranche loans as of September 30, 2010, and we intend in the future to pursue a strategy that is focused on unitranche, mezzanine and second lien loans and warrants and minority equity securities. For these and other reasons, the results of operations described below may not be indicative of the results we report in future periods.

Consolidated operating results for the years ended September 30, 2010, 2009, and 2008 are as follows:

	For the year ended September 30,
	2010	2009	2008
	(In Thousands)
Total investment income	$33,150	$33,338	$20,686
Total expenses	9,783	7,860	10,642
Net investment income	23,367	25,478	10,044
Net realized losses	(40)	(3,972)	(4,503)
Net unrealized gains (losses)	2,921	(1,489)	(8,957)
Net income	$26,248	$20,017	$(3,416)
Average investments, at fair value	$307,552	$371,240	$214,675
Average debt outstanding	$213,793	$305,440	$191,225

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciations. As a result, annual comparisons of net income may not be meaningful.

Investment Income

Investment income decreased by $(200,000), or 0.6%, for the year ended September 30, 2010 as compared to the year ended September 30, 2009. Investment income was fairly consistent for the year ended September 30, 2010 as compared to the year ended September 30, 2009, despite a decline in average invested assets. This occurred as a result of an increase in the amortization of discounts and origination fees into interest income as a result of increased payoff activity and an increase in the average yield of investments. For the year ended September 30, 2010, total investment income consisted of $25.5 million in interest income from investments and $7.7 million in income from the amortization of discounts and origination fees. For the year ended September 30, 2009, total investment income consisted of $27.7 million in interest income and $5.6 million in income from the amortization of discounts and origination fees.

Investment income increased by $12.7 million, or 61.2%, for the year ended September 30, 2009 as compared to the year ended September 30, 2008. The increase in investment income was primarily due to an increase in average invested assets. For the year ended September 30, 2008, total investment income consisted of $20.2 million in interest income and $315,000 in income from the amortization of discounts and origination fees, respectively.

Operating Expenses

Total operating expenses increased by $1.9 million, or 24.5%, to $9.8 million for the year ended September 30, 2010 as compared to the year ended September 30, 2009. This increase was primarily due to non-recurring organizational costs associated with our initial public offering, as well as increase in professional fees, management fees, and administrative service fees. These increases were partially offset by a decrease in interest and other credit facility expenses.

Professional fees increased primarily due to higher legal, audit, and valuation services which all increased as a result of us becoming a public entity. In addition, following the completion of our initial public offering, we pay management and incentive fees under the Investment Advisory Agreement which provides a higher management fee percentage as compared to amounts previously paid by GCMF. In addition, this agreement provides for the calculation of an incentive fee. Prior to completion of our initial public offering, we did not pay an incentive fee or an administrative servicing fee.

Interest and other credit facility expenses were lower in the year ended September 30, 2010 than the year ended September 30, 2009 primarily due to lower average debt outstanding.

Total operating expenses decreased by $2.8 million, or 26.1%, to $7.9 million for the year ended September 30, 2009 as compared to the year ended September 30, 2008. This decrease was primarily due to a decrease in interest expense as a result of lower average cost of borrowing on debt outstanding in 2009 compared to 2008. This decrease was partially offset by an increase in management fees for reasons identified above.

Prior to the Offering, the Investment Manager paid for certain expenses on behalf of GCMF, all of which were subsequently reimbursed directly with cash or through a member’s equity contribution. Subsequent to the Offering, the Investment Advisor, an affiliate of the Investment Manager, pays for certain expenses incurred by the Company. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Investment Manager and the Investment Advisor, as applicable, for the years ended September 30, 2010, 2009, and 2008 were $639, $344 and $258, respectively. Of these amounts, for the years ended September 30, 2010, 2009, and 2008, $225, $344, and $258 were reimbursed via a members’ equity contribution, respectively.

As of September 30, 2010 and 2009, included in accounts payable and accrued expenses is $257 and $13 for accrued expenses paid on behalf of the Company by the Investment Manager or the Investment Adviser, as applicable. As of September 30, 2009, also included in accounts payable and accrued expenses is a $672 payable to an affiliated entity for cash received from an investment owned by the affiliate.

Net Realized and Unrealized Gains and Losses

During the year ended September 30, 2010, we had $(40,000) in net realized losses and $11.1 million in unrealized appreciation on 77 portfolio company investments. These amounts offset unrealized depreciation on 34 portfolio company investments totaling $(8.2) million. Unrealized appreciation during the year ended September 30, 2010 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation primarily resulted from negative credit related adjustments which caused a reduction in fair value.

During the year ended September 30, 2009, we had $(3.9) million in net realized loss and $13.2 million in unrealized appreciation on 63 portfolio company investments. This was offset by unrealized depreciation on 52 portfolio company investments totaling $(14.7) million, respectively. Unrealized appreciation during the year ended September 30, 2009 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation primarily resulted from negative credit related adjustments which caused a reduction in fair value.

During the year ended September 30, 2008, we had $(4.5) million in net realized loss and $702,000 in unrealized appreciation on 12 portfolio company investments. This was offset by unrealized depreciation on 43 portfolio company investments totaling $(9.7) million, respectively. Unrealized appreciation during the year ended September 30, 2008 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation primarily resulted from negative credit related adjustments which caused a reduction in fair value.

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital, including, but not limited to, raising equity, increasing debt, or funding from operational cash flow.

As of September 30, 2010 and 2009, we had cash and cash equivalents of $61.2 million and zero, respectively. In addition, we had restricted cash and cash equivalents of $31.8 million and $30.6 million as of September 30, 2010 and 2009, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay dividends. Restricted cash and cash equivalents can be used to fund new investments that meet the investment guidelines established in the Debt Securitization, which are described in further detail in Note 6 to the consolidated financial statements and for the payment of interest expense on the notes issued in the Debt Securitization.

Our cash and cash equivalents, as of September 30, 2010 have been generated primarily from the proceeds of a $25.0 million private placement described below that occurred prior to the closing of our initial public offering and $117.6 million in net proceeds from initial public offering and concurrent private placement. We also meet our short-term liquidity needs and capital resources have also been generated from cash flows from operations, investment sales and repayments and earned income. A portion of the total net proceeds from our private placement and initial public offering was used to make a $50 million payment on a credit facility on April 20, 2010 (this credit facility was terminated on July 16, 2010 in conjunction with the closing of the Debt Securitization). A portion of the total proceeds was also used to fund new investments, pay quarterly dividends and fund operating expenses. We have also filed a registration statement with respect to a secondary offering through which we may raise additional equity capital.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future offerings, including our dividend reinvestment plan, or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful. In additional to capital not being available, it also may not be available on favorable terms.

We believe that our existing cash and cash equivalents as of September 30, 2010 will be sufficient to fund our anticipated requirements through at least September 30, 2011.

Portfolio Composition, Investment Activity and Yield

As of September 30, 2010, 2009 and 2008, we had investments in 94, 95, and 60 portfolio companies, respectively, with a total value of $344.9 million, $376.3 million, and $135.5 million, respectively. For the years ended September 30, 2010, 2009, and 2008, we originated 27, 86, and 42 new investments, with a total value of approximately $144.1 million, $357.6 million, and $345.2 million, respectively. For the years ended September 30, 2010, 2009, and 2008 we had approximately $130.2 million, $52.1 million, and $18.6 million in debt repayments in existing portfolio companies, and sales of securities in four, 42, and 70 portfolio companies aggregating approximately $51.7 million, $154.0 million, and $403.1 million, respectively.

The following table shows the par, amortized cost, and fair value of our portfolio of investments by asset class:

	As of September 30, 2010(1)			As of September 30, 2009(1)
	Par	Amortized Cost	Fair Value	Par	Amortized Cost	Fair Value
	(In thousands)
Senior Secured:
Performing	$231,404	$223,962	$223,953	$257,684	$245,346	$241,228
Non-accrual	4,422	4,346	3,095	10,924	10,295	7,252
Unitranche:
Performing	91,931	90,309	90,369	120,339	118,299	116,233
Non-accrual	—	—	—	2,771	2,771	1,124
Second Lien:
Performing	11,396	11,192	11,380	10,920	10,582	10,457
Non-accrual	—	—	—	—	—	—
Subordinated Debt:
Performing	13,436	13,091	13,436	—	—	—
Non-accrual	—	—	—	—	—	—
Equity	N/A	2,636	2,636	N/A	—	—
Total	$352,589	$345,536	$344,869	$402,638	$387,293	$376,294

(1)	Two of our loans include a feature permitting a portion of the interest due on such loan to be PIK interest as of September 30, 2010 and September 30, 2009

For the years ended September 30, 2010, 2009, and 2008, the weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of investments in our portfolio was 8.4%, 8.1%, and 9.3%, respectively. As of September 30, 2010, 59.2% and 60.0% of our portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2009, 47.6% and 47.1% of our portfolio at fair value and at cost, respectively, had interest rate floors that limit minimum interest rates on such loans.

GC Private Placement

On February 5, 2010, GEMS, a limited partnership affiliated with GC Advisors, entered into an agreement to purchase 195 limited liability company interests in Golub Capital BDC LLC for cash, resulting in aggregate net cash proceeds to us of $25 million. The cash settlement of the GC Private Placement occurred on March 15, 2010.

Initial Public Offering and Concurrent Private Placement

On April 20, 2010, we completed our initial public offering in which we sold an aggregate of 7,405,000 shares of our common stock resulting in net proceeds to us of approximately $99.9 million (including the purchase by the underwriters of an additional 305,000 shares of our common stock at the public offering price to cover over-allotments, which was completed on May 19, 2010). Concurrently with the closing of our initial public offering, certain existing investors in entities advised by affiliates of Golub Capital and certain of our officers and directors, their immediate family members or entities owned by, or family trusts for the benefit of, such persons purchased in a separate private placement an aggregate of 1,322,581 shares of common stock at a price of $14.50 per share, resulting in aggregate net cash proceeds to us of approximately $19.2 million.

Debt Securitization

On July 16, 2010, we completed the Debt Securitization. The notes offered in the Debt Securitization, or the Notes, were issued by the CLO Issuer and are secured by the assets held within the entity. The transaction was executed through a private placement of approximately $174 million of Aaa/AAA Class A Notes. The Class A Notes bear interest at LIBOR, plus 2.40%. Holdings retained all of the Class B and Subordinated Notes, which totaled approximately $126 million. A portion of the proceeds from the Debt Securitization was used to fully pay off our prior credit facility, which was terminated on July 16, 2010. For further information on the Debt Securitization, see Note 6 to the accompanying consolidated financial statements.

SBIC

On August 14, 2010, GC SBIC IV, L.P., our wholly owned subsidiary, received approval for a license from the SBA to operate as a SBIC. As an SBIC, GC SBIC IV L.P. is subject to a variety of regulations and oversight by the SBA concerning the size and nature of companies in which it may invest as well as the structures of those investments.

The license allows GC SBIC IV, L.P. to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. Debentures are loans issued by an SBIC which have interest payable semi-annually and a ten year maturity. The interest rate is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten year maturities.

We applied for exemptive relief from the SEC on July 9, 2010 and filed an amended application on November 12, 2010 to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. If we receive an exemption for this SBA debt, we would have increased flexibility under the 200% asset coverage test.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of September 30, 2010 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt Securitization	$174.0	$—	$—	$—	$174.0
Unfunded commitments	26.6	26.6	—	—	—
Total Contractual obligations	$200.6	$26.6	$—	$—	$174.0

The Notes offered in the Debt Securitization are scheduled to mature on July 20, 2021.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2010 and 2009, we had outstanding commitments to fund investments totaling $26.6 million and $18.6 million, respectively.

We have certain contracts under which we have material future commitments. We have entered into the Investment Advisory Agreement with GC Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective upon the pricing of the initial public offering and was amended and restated on July 16, 2010 in order to offset fees payable in connection with the Debt Securitization against the base management fee. Under the Investment Advisory Agreement, GC Advisors provides us with investment advisory and management services. We pay for these services (1) a management fee equal to a percentage of the average adjusted value of our gross assets and (2) an incentive fee based on our performance. To the extent that GC Advisors or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of ours, we intend to reduce the base management fee by an amount equal to the product of (1) the total fees paid to GC Advisors by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity that is owned, directly or indirectly, by us. See “Business — Management Agreements — Management Fee.”

We have also entered into the Administration Agreement with GC Service as our administrator on April 14, 2010. Under the Administration Agreement, GC Service furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse GC Service for the allocable portion (subject to the review and approval of our Board) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. GC Service also provides on our behalf significant managerial assistance to those portfolio companies to which we are required to provide such assistance.

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we receive under our Investment Advisory Agreement and our Administration Agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required under the Code to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our net stockholders on an annual basis. Additionally, we must distribute at least 98% of our net income (both ordinary income and net capital gains in excess of capital losses) on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. We intend to distribute quarterly dividends to our stockholders as determined by our Board.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including the possible loss of our qualification as a RIC. We cannot assure stockholders that they will receive any distributions.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into an Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.
•	GC Service provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.
•	We have entered into a license agreement with Golub Capital Management LLC, pursuant to which Golub Capital Management LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”
•	On February 5, 2010, in a private placement, GEMS purchased 195 limited liability company interests in Golub Capital BDC LLC for cash, resulting in aggregate net cash proceeds to us of $25.0 million. Investors in GEMS include some employees and management of Golub Capital and its affiliates as well as a limited number of long-time investors in accounts sponsored or managed by Golub Capital.
•	Concurrently with the closing of our initial public offering on April 20, 2010, certain existing investors in entities advised by affiliates of Golub Capital and certain of our officers and directors, their immediate family members or entities owned by, or family trusts for the benefit of, such persons purchased in a separate private placement an aggregate of 1,322,581 shares of common stock at the initial public offering price per share of $14.50. We received the full proceeds from the sale of these shares, and no underwriting discounts or commissions were paid in respect of these shares.
•	Under the Staffing Agreement, Golub Capital provides GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis.

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other accounts that have investment mandates that are similar, in whole and in part, with ours. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We will not make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our and GC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the DGCL.

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

Valuation of Portfolio Investments

We value investments for which market quotations are readily available at their market quotations. However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we value these portfolio investments at fair value as determined in good faith by our board of directors under our valuation policy and process. We may seek pricing information with respect to certain of our investments from pricing services or brokers or dealers in order to value such investments. We also employ independent third party valuation firms for all of our investments for which there is not a readily available market value.

Valuation methods may include comparisons of the portfolio companies to peer companies that are public, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, discounted cash flow, the markets in which the portfolio company does business, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and may differ materially from values that may ultimately be received or settled.

Our board of directors is ultimately and solely responsible for determining the fair value of the portfolio investments, in good faith, that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of GC Advisors responsible for credit monitoring.
•	Preliminary valuation conclusions are then documented and discussed with our senior management and GC Advisors.
•	The audit committee of our board of directors reviews these preliminary valuations.

•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm.
•	The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

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

We follow Accounting Standards Codification (“ASC”) Topic 820 — Fair Value Measurements and Disclosures for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Our fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the financial instrument. The following section describes the valuation techniques used by us to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized.

With the exception of money market funds held at large financial institutions (Level 1 investment) and commercial paper debt securities (Level 2 investment), all of the financial instruments that are recorded at fair value as of and during the periods ended September 30, 2010 and 2009 were valued using Level 3 inputs of the fair value hierarchy. Level 1 assets are valued using quoted market prices. Level 2 assets are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments. Financial instruments that are recorded at Level 3 of the valuation hierarchy are our debt and equity investments. Level 3 assets are valued at fair value as determined in good faith by the board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period, and under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of our valuation of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

When valuing Level 3 debt and equity investments, we may take into account the following type of factors, where relevant, in determining the fair value of the investments: the enterprise value of a portfolio company, the nature and realizable valuable of any collateral, the portfolio company’s ability to make payments and its earnings, discounted cash flows, the markets in which the portfolio company does business, comparison to publicly traded securities, changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made and other relevant factors. In addition, for certain debt and equity investments, we may base its valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept for an investment. We generally use the midpoint of the bid/ask as the best estimate of fair value.

In January 2010, the Financial Accounting Standards Board, or FASB, issued further guidance on improving disclosures about fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted this guidance, and it did not have a material impact on our consolidated financial condition, results of operations or cash flows.

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income:  Our board of directors determines the fair value of our portfolio of investments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK is not likely to be collectible. We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in our consolidated statement of operations.

Non-accrual:  Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans were $3.1 million, $8.4 million, and $0 million as of September 30, 2010, 2009 and 2008, respectively.

Income taxes:

We intend to elect to be treated as a RIC under subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, we are required to meet certain source of income and asset diversification requirements and timely distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned.

Because federal income tax regulations differ from generally accepted accounting principles in the United States of America (“GAAP”), distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the dates of adoption and the impact on the Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our predecessor’s financial statements, many of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. In addition, the Class A Notes issued as a part of the Debt Securitization have a floating interest rate provision based on 3-month LIBOR and resets quarterly, and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the balance sheet as of the periods covered by this analysis were to remain constant and that we took no actions to alter our existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under the Debt Securitization or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the statement above.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Golub Capital BDC, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Golub Capital BDC, Inc. and subsidiaries (the Company) (formerly known as Golub Capital BDC LLC and Golub Capital Master Funding LLC) as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in net assets, and cash flows for the three years ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golub Capital BDC, Inc. and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the three years ended September 30, 2010 in conformity with U.S. generally accepted accounting principles.

As explained in Note 5, the consolidated financial statements include investments valued at approximately $344,869,000 (132.3% of net assets) and approximately $376,294,000 (405.7% of net assets) as of September 30, 2010 and 2009, respectively, whose fair values have been estimated by management in the absence of readily ascertainable fair values.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
December 10, 2010

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30,
	2010	2009
Assets
Investments, at fair value (cost of $345,536 and $387,293 respectively)	$344,869	$376,294
Cash and cash equivalents	61,219	—
Restricted cash and cash equivalents	31,771	30,614
Interest receivable	1,956	2,198
Other assets	2,948	16
Total Assets	$442,763	$409,122
Liabilities
Debt	$174,000	$315,306
Payable for investments purchased	5,328	—
Accounts payable and accrued expenses	719	685
Management and incentive fees payable	1,008	249
Interest payable	1,167	130
Total Liabilities	182,222	316,370
Net Assets
Members’ equity	$—	$92,752
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2010	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 17,712,444 shares issued and outstanding as of September 30, 2010	18	—
Paid in capital in excess of par	259,690	—
Undistributed net investment income	(1,122)	—
Net unrealized appreciation on investments	1,995	—
Net realized losses on investments	(40)	—
Total Net Assets	260,541	92,752
Total Liabilities and Total Net Assets	$442,763	$409,122
Number of common shares outstanding	17,712,444	N/A
Net asset value per common share	$14.71	N/A

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year ended September 30,
	2010	2009	2008
Investment income
Interest	$33,150	$33,338	$20,686
Total investment income	33,150	33,338	20,686
Expenses
Interest and other debt financing expenses	3,525	4,547	8,599
Base management fee	3,328	2,849	1,726
Incentive fee	55	—	—
Professional fees relating to registration statement	788	—	—
Professional fees	1,050	131	120
Administrative service fee	583	—	—
General and administrative expenses	454	333	197
Total expenses	9,783	7,860	10,642
Net investment income	23,367	25,478	10,044
Net gain (loss) on investments
Net realized loss on investments	(40)	(3,972)	(4,503)
Net change in unrealized appreciation (depreciation) on investments	2,921	(1,489)	(8,957)
Net gain (loss) on investments	2,881	(5,461)	(13,460)
Net increase/(decrease) in net assets resulting from operations	$26,248	$20,017	$(3,416)
Basic and diluted earnings per share(1)	N/A	N/A	N/A
Basic and diluted weighted average common shares outstanding(1)	N/A	N/A	N/A

(1)	For historical periods that include financial results prior to April 1, 2010, the Company did not have common shares outstanding or an equivalent and therefore earnings per share and weighted average shares outstanding information for periods that include financial results prior to April 1, 2010 are not provided. Earnings per share for the two fiscal quarters subsequent to April 1, 2010 are included in Footnote 12 — Selected Financial Quarterly Data (unaudited).

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiary

Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Members’ Equity	Common Stock		Paid in Capital in Excess of Par	Undistributed Net Investment Income	Net Unrealized Appreciation on Investments	Net Realized Losses on Investments	Total Net Assets
		Shares	Par Amount
Balance at October 1, 2007	$33,481	—	$—	$—	$—	$—	$—	$33,481
Proceeds from members’ equity contributions	31,238	—	—	—	—	—	—	31,238
Payments of members’ equity distributions	(44,450)	—	—	—	—	—	—	(44,450)
Net decrease in net assets resulting from operations	(3,416)	—	—	—	—	—	—	(3,416)
Balance at September 30, 2008	16,853	—	—	—	—	—	—	16,853
Proceeds from members’ equity contributions	59,250	—	—	—	—	—	—	59,250
Payments of members’ equity distributions	(3,368)	—	—	—	—	—	—	(3,368)
Net increase in net assets resulting from operations	20,017	—	—	—	—	—	—	20,017
Balance at September 30, 2009	92,752	—	—	—	—	—	—	92,752
Proceeds from members’ equity contributions	47,209	—	—	—	—	—	—	47,209
Payments of members’ equity distributions	(13,530)	—	—	—	—	—	—	(13,530)
Net increase in net assets resulting from operations for period October 1, 2009 to April 13, 2010	15,672	—	—	—	—	—	—	15,672
Golub Capital BDC Conversion(1)	(142,103)	8,984,863	9	142,094	—	—	—	—
Issuances of common stock, net of offering and underwriting costs(2)		8,727,581	9	117,596	—	—	—	117,605
Net increase in net assets resulting from operations for period April 14, 2010 to September 30, 2010	—	—	—	—	8,620	1,995	(40)	10,575
Dividends	—	—	—	—	(9,742)	—	—	(9,742)
Balance at September 30, 2010	$—	17,712,444	$18	$259,690	$(1,122)	$1,995	$(40)	$260,541

(1)	Immediately prior to the initial public offering, Golub Capital BDC LLC converted from a limited liability company leaving Golub Capital BDC, Inc. as the surviving entity. Golub Capital BDC, Inc. issued 8,984,863 shares of common stock to existing Golub Capital BDC LLC owners in connection with the conversion.
(2)	On April 14, 2010, Golub Capital BDC, Inc. priced its initial public offering, selling 7,100,000 shares of its common stock at a public offering price of $14.50 per share. Concurrent with this offering, an additional 1,322,581 shares were sold through a private placement, also at $14.50 per share. On May 19, 2010, an additional 305,000 shares were issued at $14.50 per share upon the exercise of the underwriters’ over-allotment option.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Year ended September 30,
	2010	2009	2008
Cash flows from operating activities
Net increase/(decrease) in net assets resulting from operations	$26,248	$20,017	$(3,416)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of debt financing costs	134	410	493
Amortization of discount and premium	(7,654)	(5,598)	(315)
Net realized loss on investments	40	3,972	4,503
Net change in unrealized (appreciation) depreciation on investments	(2,921)	1,489	8,957
Proceeds on revolving loans, net	4,208	39,014	—
Fundings of portfolio investments	(144,098)	(383,713)	(480,210)
Proceeds from principal payments and sales of portfolio investments	181,850	104,014	532,736
Changes in operating assets and liabilities:
Interest receivable	242	(1,411)	285
Other assets	(185)	4	190
Payable for investments purchased	5,328	—	—
Accounts payable and accrued expenses	930	485	1,746
Management and incentive fees payable	759	—	—
Interest payable	1,037	(82)	(819)
Net cash provided by (used in) operating activities	65,918	(221,399)	64,150
Cash flows from investing activities
Net change in restricted cash and cash equivalents	(1,157)	(26,362)	(223)
Net cash used in investing activities	(1,157)	(26,362)	(223)
Cash flows from financing activities
Borrowings on debt	174,000	263,754	217,760
Repayments of debt	(315,306)	(71,531)	(268,217)
Capitalized borrowing costs	(2,882)	—	—
Proceeds from members’ equity contributions	46,313	58,906	30,980
Payments of members’ equity distributions	(13,530)	(3,368)	(44,450)
Proceeds from shares sold, net of underwriting costs	119,034	—	—
Payment of offering costs	(1,429)	—	—
Dividends paid	(9,742)	—	—
Net cash provided by (used in) financing activities	(3,542)	247,761	(63,927)
Net change in cash and cash equivalents	61,219	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$61,219	$—	$—
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,355	$4,219	$8,926
Supplemental disclosure of noncash activity
Obligations of Company paid by members of Golub Capital BDC LLC	$896	$344	$258

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments
September 30, 2010
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Net Assets	Fair Value
Investments, at fair value
Canada
Debt investments
Diversified Conglomerate Service
Open Text Corporation	Senior loan	L + 2.25%	2.51%	10/2013	$1,310	$1,146	0.5%	$1,297
Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.	Senior loan	L + 7.50%	11.50%	03/2012	4,649	4,649	1.8	4,649
Total Canada (cost $5,795)					$5,959	$5,795	2.3%	$5,946
Fair Value as percentage of Principal Amount								99.8%
United States
Debt investments
Aerospace and Defense
Thermal Solutions LLC	Senior loan	L + 4.75%	6.00%	03/2011	$38	$38	—%	$38
Thermal Solutions LLC	Senior loan	L + 5.25%	7.50%	03/2012	1,875	1,864	0.7	1,818
					1,913	1,902	0.7	1,856
Automobile
CLP Auto Interior Corporation	Senior loan	L + 4.75%	5.01%	06/2013	3,223	3,223	1.2	3,126
Dealer Computer Services, Inc.	Senior loan	L + 3.50%	5.25%	04/2017	2,414	2,402	0.9	2,420
Driven Brands, Inc.	Senior loan	L + 5.00%	6.53%	10/2014	5,944	5,944	2.3	5,944
					11,581	11,569	4.4	11,490
Banking
Bonddesk Group LLC	Senior loan	L + 3.00%	3.26%	08/2012	1,884	1,827	0.7	1,847
Prommis Solutions Inc.	Senior loan	L + 2.75%	3.05%	02/2013	1,519	1,519	0.5	1,474
					3,403	3,346	1.2	3,321
Beverage, Food and Tobacco
Lone Star Beef Processors, L.P.	Senior loan	L + 4.00%	4.75%	05/2013	3,580	3,559	1.4	3,580
ABP Corporation	Senior loan	L + 4.50%	8.50%	02/2013	2,322	2,282	0.9	2,322
Bertucci’s Corporation	Senior loan	L + 9.00%	12.00%	07/2012	1,964	1,915	0.8	1,964
CTI Foods Holding Co., LLC	Senior loan	L + 4.00%	6.00%	06/2015	893	885	0.3	871
					8,759	8,641	3.4	8,737
Building and Real Estate
American Fire Protection Group, Inc.(5)	Senior loan	L + 6.75%	9.00%	06/2011	4,422	4,346	1.2	3,095
Architectural Testing, Inc.	Senior loan	L + 6.50%	9.50%	05/2013	6,497	6,497	2.5	6,497
Infiltrator Systems, Inc.	Senior loan	L + 5.50%	8.50%	09/2012	7,819	7,505	2.9	7,507
ITEL Laboratories, Inc.	Senior loan	L + 6.75%	9.75%	03/2014	7,826	7,764	3.0	7,826
ASP PDM Acquisition Co. LLC	Senior loan	L + 2.75%	3.35%	12/2013	608	570	0.2	560
Best Lighting Products, Inc.	Senior loan	L + 8.00%	10.00%	08/2012	2,432	2,370	0.9	2,432
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2012	343	342	0.1	332
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2013	2,600	2,596	0.8	2,080
Tecta America Corp.	Senior loan	L + 5.75%	6.58%	12/2011	2,864	2,864	0.7	1,904
					35,411	34,854	12.3	32,233
Cargo Transport
The Kenan Advantage Group, Inc.	Senior loan	L + 4.50%	3.59%	06/2016	244	233	0.1	248
The Kenan Advantage Group, Inc.	Senior loan	L + 4.50%	6.25%	06/2016	3,327	3,262	1.3	3,351
Peco Pallet, Inc.	Senior loan	L + 3.75%	4.01%	06/2013	3,978	3,835	1.5	3,939
					7,549	7,330	2.9	7,538
Chemicals, Plastics and Rubber
Celanese Holdings LLC	Senior loan	L + 3.00%	3.53%	10/2016	693	598	0.3	682
Styron S.A.R.L.	Senior loan	L + 5.75%	7.50%	06/2016	1,481	1,502	0.6	1,505
Syrgis Holdings, Inc.	Senior loan	L + 5.50%	7.75%	08/2012	326	312	0.1	326
Syrgis Holdings, Inc.	Senior loan	L + 6.00%	8.25%	08/2013	864	821	0.3	864
Syrgis Holdings, Inc.	Senior loan	L + 8.50%	10.75%	02/2014	474	449	0.2	474
					3,838	3,682	1.5	3,851

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (Continued)
September 30, 2010
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Containers, Packaging and Glass
Fort Dearborn Company	Senior loan	L + 5.00%	6.86%		08/2015	$102	$100	—%	$102
Fort Dearborn Company	Senior loan	L + 5.50%	7.37%		08/2016	227	222	0.1	227
Fort Dearborn Company	Senior loan	L + 5.00%	6.75%		08/2015	1,553	1,523	0.6	1,553
Fort Dearborn Company	Senior loan	L + 5.50%	7.25%		08/2016	3,291	3,226	1.3	3,291
Pelican Products, Inc.	Senior loan	L + 5.00%	7.75%		01/2013	77	72	—	77
Pelican Products, Inc.	Senior loan	L + 5.00%	7.75%		01/2014	2,861	2,647	1.1	2,861
Industrial Container Services, LLC	Senior loan	L + 4.00%	4.53%		09/2011	754	743	0.3	754
						8,865	8,533	3.4	8,865
Diversified Conglomerate Manufacturing
Neptco Inc.	Senior loan	L + 5.25%	7.25%		03/2013	4,317	4,166	1.4	3,669
Pasternack Enterprises, Inc.	Senior loan	L + 4.50%	6.00%		02/2014	4,779	4,646	1.8	4,779
Vintage Parts, Inc.	Senior loan	L + 5.50%	5.79%		12/2013	6,551	6,480	2.5	6,551
Heat Transfer Parent, Inc.	Senior loan	L + 3.00%	3.26%		06/2013	1,833	1,766	0.6	1,595
						17,480	17,058	6.3	16,594
Diversified Conglomerate Service
Benetech, Inc.	Senior loan	L + 5.00%	5.26%		12/2013	8,845	8,562	3.3	8,668
Compass Group Diversified Holdings, LLC	Senior loan	L + 4.00%	4.50%		12/2013	4,566	4,566	1.8	4,566
Cortz, Inc.	Senior loan	L + 5.50%	8.50%		03/2014	6,540	6,493	2.5	6,540
NS Holdings, Inc.	Senior loan	L + 4.63%	6.64%		06/2015	2,238	2,194	0.9	2,238
NS Holdings, Inc.(3)	Senior loan	L + 6.25%	N/A	(4)	06/2015	—	(8)	—	—
Protection One, Inc.	Senior loan	L + 4.25%	6.00%		06/2016	3,142	3,132	1.2	3,150
Savvis Communications Corporation	Senior loan	L + 5.00%	6.75%		08/2016	2,000	1,978	0.8	2,012
The Service Companies, Inc.	Senior loan	L + 6.50%	8.50%		03/2014	5,792	5,676	2.2	5,792
						33,123	32,593	12.7	32,966
Diversified Natural Resources, Precious Metals, and Minerals
Metal Spinners, Inc.	Senior loan	L + 7.00%	10.00%		12/2014	2,284	2,202	0.9	2,284
Metal Spinners, Inc.	Senior loan	L + 8.00%	11.00%		12/2014	3,085	2,979	1.1	2,900
Virginia Explosives & Drilling Company, Inc.	Senior loan	L + 7.00%	10.50%		05/2011	170	162	0.1	170
Virginia Explosives & Drilling Company, Inc.	Senior loan	L + 7.00%	10.50%		10/2011	2,852	2,739	1.0	2,709
						8,391	8,082	3.1	8,063
Electronics
Cape Electrical Supply LLC	Senior loan	L + 5.75%	6.75%		11/2013	2,435	2,300	0.9	2,386
The Sloan Company, Inc.	Second lien loan	L + 5.50%	5.76%		10/2012	2,442	2,430	0.9	2,442
Syncsort Incorporated(3)	Senior loan	L + 5.50%	N/A	(4)	03/2015	—	(8)	—	—
Syncsort Incorporated	Senior loan	L + 5.50%	7.50%		03/2015	9,875	9,658	3.8	9,875
						14,752	14,380	5.6	14,703
Finance
Nuveen Investments, Inc.	Senior loan	L + 3.00%	3.29%		11/2014	3,000	2,685	1.0	2,705
eVestment Alliance Holdings, LLC	Senior loan	L + 6.50%	9.50%		05/2014	7,128	7,013	2.7	7,128
Pillar Processing LLC	Senior loan	L + 5.50%	5.79%		11/2013	6,216	6,196	2.4	6,216
Pillar Processing LLC	Senior loan	N/A	14.50%		05/2014	3,125	3,125	1.2	3,125
Wall Street Systems Holdings, Inc.	Senior loan	L + 5.00%	8.00%		05/2013	7,875	7,875	3.0	7,875
						27,344	26,894	10.3	27,049
Grocery
JRD Holdings, Inc.	Senior loan	L + 2.25%	2.51%		07/2014	1,241	1,097	0.5	1,195

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (Continued)
September 30, 2010
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Healthcare, Education and Childcare
ADG, LLC	Senior loan	L + 5.75%	7.78%		05/2013	$3,701	$3,652	1.4%	$3,701
ADG, LLC(3)	Senior loan	L + 5.75%	N/A	(4)	05/2013	0	(10)	—	0
Campus Management Acquisition Corp.	Senior loan	L + 5.65%	7.40%		09/2015	5,595	5,483	2.1	5,595
CHS/Community Health Systems	Senior loan	L + 2.25%	2.55%		07/2014	773	763	0.3	734
Community Hospices of America, Inc.	Senior loan	L + 5.00%	8.00%		01/2011	990	985	0.4	990
Community Hospices of America, Inc.	Second lien loan	L + 9.50%	12.50%		04/2011	4,865	4,846	1.9	4,865
DaVita, Inc.	Senior loan	L + 1.50%	1.76%		10/2012	5,000	4,646	1.9	4,989
DDC Center Inc.	Senior loan	L + 6.50%	9.50%		10/2014	9,652	9,652	3.3	8,687
Delta Educational Systems, Inc.	Senior loan	L + 4.00%	6.00%		06/2012	4,140	3,997	1.6	4,140
Den-Mat Holdings, LLC	Senior loan	L + 3.25%	4.25%		06/2014	3,287	3,195	0.6	1,643
Excelligence Learning Corporation	Second lien loan	L + 7.00%	7.26%		11/2013	1,600	1,539	0.6	1,584
The Hygenic Corporation	Senior loan	L + 2.50%	2.80%		04/2013	2,483	2,425	0.9	2,384
Integrated DNA Technologies, Inc.	Subordinated debt	N/A	12.00%		04/2015	3,800	3,737	1.5	3,800
Integrated DNA Technologies, Inc.(3)	Subordinated debt	N/A	N/A	(4)	04/2015	—	(14)	—	—
ReachOut Healthcare America Ltd	Senior loan	L + 5.00%	8.00%		08/2013	6,242	6,226	2.4	6,242
Renal Advantage Holdings, Inc.	Senior loan	L + 4.50%	6.00%		06/2016	1,000	1,005	0.4	1,006
Sterilmed, Inc.	Senior loan	L + 6.25%	7.75%		07/2016	3,139	3,077	1.2	3,139
Sterilmed, Inc.(3)	Senior loan	L + 6.25%	N/A	(4)	07/2015	—	(9)	—	—
TIDI Products, LLC	Senior loan	L + 5.00%	6.50%		05/2015	2,608	2,560	1.0	2,608
TIDI Products, LLC(3)	Senior loan	L + 5.00%	N/A	(4)	05/2015	—	(6)	—	—
United Surgical Partners International, Inc.	Senior loan	L + 2.00%	2.26%		04/2014	1,529	1,529	0.6	1,450
Universal Health Services, Inc.	Senior loan	L + 4.00%	5.50%		11/2016	1,664	1,639	0.6	1,675
Warner Chilcott Corporation	Senior loan	L + 4.25%	6.50%		02/2016	1,510	1,495	0.6	1,519
Warner Chilcott Corporation	Senior loan	L + 4.25%	6.50%		02/2016	490	485	0.2	493
						64,068	62,897	23.5	61,244
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Senior loan	L + 6.25%	8.25%		02/2014	2,751	2,669	1.0	2,724
Zenith Products Corporation	Senior loan	L + 5.00%	5.49%		09/2013	4,878	4,787	1.8	4,732
						7,629	7,456	2.8	7,456
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	Senior loan	L + 7.50%	9.50%		09/2015	81	58	—	81
Competitor Group, Inc.(3)	Senior loans	L + 7.50%	N/A	(4)	03/2012	—	(114)	—	—
Competitor Group, Inc.	Senior loan	L + 7.50%	9.50%		09/2015	8,395	8,189	3.2	8,395
Octane Fitness, LLC	Senior loan	L + 4.60%	5.11%		03/2013	4,675	4,541	1.7	4,442
Optronics Product Company, Inc.	Senior loan	L + 3.75%	5.75%		12/2012	176	168	0.1	176
Optronics Product Company, Inc.	Second lien loan	L + 7.25%	8.25%		12/2013	2,489	2,377	1.0	2,489
Premier Yachts, Inc.	Senior loan	L + 3.75%	4.01%		08/2012	1,037	994	0.4	1,026
Premier Yachts, Inc.	Senior loan	L + 7.00%	7.26%		08/2013	568	547	0.2	568
Regal Cinemas Corporation	Senior loan	L + 3.50%	3.79%		11/2016	1,493	1,289	0.6	1,487
						18,914	18,049	7.2	18,664
Oil and Gas
Tri-County Petroleum, Inc.	Senior loan	L + 4.25%	4.52%		08/2013	3,666	3,576	1.4	3,629
Personal and Non-Durable Consumer Products
Dr. Miracles, Inc.	Senior loan	L + 5.50%	8.00%		03/2014	3,766	3,723	1.4	3,766
Strategic Partners, Inc.	Subordinated debt	N/A	12.00%		02/2017	9,636	9,367	3.7	9,635
						13,402	13,090	5.1	13,401
Personal, Food and Miscellaneous Services
Aramark Corporation	Senior loan	L + 0.00%	0.11%		01/2014	64	55	—	61
Aramark Corporation	Senior loan	L + 0.00%	0.11%		07/2016	115	98	—	113
Aramark Corporation	Senior loan	L + 3.25%	3.54%		07/2016	1,752	1,490	0.7	1,722
Aramark Corporation	Senior loan	L + 1.88%	2.16%		01/2014	794	682	0.3	758
Focus Brands, Inc.	Senior loan	L + 5.00%	5.29%		03/2011	4,952	4,905	1.9	4,951
						7,677	7,230	2.9	7,605

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (Continued)
September 30, 2010
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal Amount/Shares	Cost	Percentage of Total Net Assets	Fair Value
Printing and Publishing
Monotype Imaging, Inc.	Senior loan	L + 3.75%	4.01%		07/2012	$1,378	$1,323	0.5%	$1,379
Trade Service Company, LLC	Senior loan	N/A	14.00%		01/2013	2,085	2,026	0.8	2,084
						3,463	3,349	1.3	3,463
Retail Stores
Container Store, Inc.	Senior loan	L + 3.00%	3.32%		08/2014	6,794	6,329	2.4	6,251
Fasteners for Retail, Inc.	Senior loan	L + 3.50%	4.83%		12/2012	1,964	1,844	0.7	1,884
IL Fornaio (America) Corporation	Senior loan	L + 3.00%	3.30%		03/2013	4,768	4,490	1.7	4,434
The Marshall Retail Group, LLC	Senior loan	L + 4.50%	7.25%		04/2013	3,103	2,988	1.2	3,103
The Marshall Retail Group, LLC	Senior loan	L + 6.50%	9.25%		04/2013	2,100	2,039	0.8	2,100
Rubio’s Restuarants, Inc.	Senior loan	L + 7.00%	8.75%		06/2015	9,738	9,539	3.7	9,738
						28,467	27,229	10.5	27,510
Telecommunications
MetroPCS Wireless, Inc.	Senior loan	L + 2.25%	2.56%		11/2013	247	211	0.1	243
MetroPCS Wireless, Inc.	Senior loan	L + 3.50%	3.81%		11/2016	2,692	2,288	1.0	2,672
Springboard Finance LLC	Senior loan	L + 5.00%	7.00%		02/2015	1,997	1,984	0.8	2,009
West Corporation(3)	Senior loan	L + 2.00%	N/A	(4)	10/2012	—	(239)	(0.3)	(700)
						4,936	4,244	1.6	4,224
Textiles and Leather
Gammill, Inc.	Senior loan	L + 7.50%	9.50%		09/2011	415	409	0.2	415
Gammill, Inc.	Senior loan	L + 8.00%	10.00%		09/2012	4,285	4,193	1.6	4,284
						4,700	4,602	1.8	4,699
Utilities
Covanta Energy Corporation	Senior loan	L + 0.00%	0.43%		02/2014	1,000	869	0.4	957
Covanta Energy Corporation	Senior loan	L + 1.50%	2.00%		02/2014	1,960	1,703	0.7	1,877
Itron, Inc.	Senior loan	L + 3.50%	3.76%		04/2014	875	793	0.3	876
NRG Energy, Inc.	Senior loan	L + 1.50%	1.98%		02/2013	2,223	2,057	0.9	2,221
						6,058	5,422	2.3	5,931
Total debt investments (cost $337,105)						$346,630	$337,105	129.1%	$336,287
Fair Value as a percentage of Principal Amount									97.0%
Equity investments Personal and Non-Durable Consumer Products
Strategic Partners, Inc.	LLC interest	N/A	N/A		N/A	1,691	$1,691	0.6%	$1,691
Retail Stores
Rubio’s Restuarants, Inc.	Preferred stock	N/A	N/A		N/A	945	945	0.4	945
Total equity investments (cost $2,636)						2,636	$2,636	1.0%	$2,636
Total United States (cost $339,741)						$349,266	$339,741	130.1%	$338,923
Total investments (cost $345,536)						$355,225	$345,536	132.4%	$344,869

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime (P) and which reset daily, quarterly or semi-annually. For each we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2010. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spead above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2010.
(3)	A negative value is due to the unfunded commitment being valued below par.
(4)	The entire commitment was unfunded at September 30, 2010. As such, no interest is being earned on this investment.
(5)	Loan was on non-accrual status as of September 30, 2010.

See Notes to Consolidated Financial Statements.

Golub Capital Master Funding LLC

Consolidated Schedule of Investments
September 30, 2009
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Members’ Equity	Fair Value
Investments, at fair value(1)
Canada
Debt investments
Diversified Conglomerate Service
Open Text Corporation	Senior loan	L + 2.25%	2.50%	10/2013	$1,324	$1,102	1.4%	$1,274
Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.	Senior loan	L + 7.50%	11.50%	03/2012	4,649	4,649	5.0	4,649
Total Canada (cost $5,751)					$5,973	$5,751	6.4%	$5,923
Fair Value as a percentage of Principal Amount								99.2%
United States
Debt investments
Aerospace and Defense
Thermal Solutions LLC	Senior loan	L + 3.75%	4.03%	03/2011	$245	$243	0.3%	$236
Thermal Solutions LLC	Senior loan	L + 4.25%	4.53%	03/2012	1,897	1,879	1.9	1,802
					2,142	2,122	2.2	2,038
Automobile
CLP Auto Interior Corporation	Senior loan	L + 4.75%	5.04%	06/2013	3,417	3,418	3.3	3,042
Driven Brands, Inc.	Senior loan	L + 5.75%	10.25%	10/2014	6,648	6,648	7.2	6,648
Qualitor Acquisition Corporation	Senior loan	L + 4.00%	7.00%	12/2011	1,691	1,666	1.4	1,344
Qualitor Acquisition Corporation	Second lien loan	L + 7.00%	9.00%	06/2013	850	824	0.8	680
					12,606	12,556	12.7	11,714
Banking
Bonddesk Group, LLC	Senior loan	L + 3.00%	3.27%	08/2012	2,609	2,486	2.7	2,478
Prommis Solutions, Inc.	Senior loan	L + 3.00%	3.43%	02/2013	1,660	1,660	1.6	1,527
					4,269	4,146	4.3	4,005
Beverage, Food and Tobacco
ABP Corporation	Senior loan	L + 4.50%	8.50%	02/2013	2,347	2,290	2.5	2,347
Bertucci’s Corporation	Senior loan	L + 9.00%	12.00%	07/2012	1,985	1,908	2.1	1,985
LBAC, Inc.	Senior loan	L + 5.00%	7.00%	11/2012	6,405	6,002	6.6	6,149
Lone Star Beef Processors, L.P.	Senior loan	L + 4.00%	5.08%	05/2013	3,700	3,670	3.9	3,626
					14,437	13,870	15.1	14,107
Building and Real Estate
American Fire Protection Group, Inc.	Senior loan	L + 6.75%	9.00%	06/2011	4,800	4,604	5.0	4,656
Architectural Testing, Inc.	Senior loan	L + 6.50%	9.50%	05/2013	6,961	6,961	7.5	6,961
Best Lighting Products, Inc.	Senior loan	L + 6.25%	10.00%	08/2012	2,544	2,446	2.7	2,545
Infiltrator Systems, Inc.	Senior loan	L + 5.50%	8.50%	09/2012	3,841	3,537	3.7	3,457
ITEL Laboratories, Inc.	Senior loan	L + 6.75%	9.75%	03/2014	8,901	8,811	9.2	8,545
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2012	523	522	0.5	471
KHKI Acquisition, Inc.	Senior loan	L + 8.00%	8.50%	03/2013	2,600	2,595	2.4	2,210
Tecta America Corporation	Senior loan	L + 5.75%	8.00%	12/2011	2,055	2,055	2.1	1,991
ASP PDM Acquisition Co. LLC	Senior loan	L + 2.75%	3.39%	12/2013	734	672	0.7	605
					32,959	32,203	33.8	31,441
Cargo Transport
Marquette Transportation Company, LLC	Senior loan	L + 3.50%	3.75%	03/2012	4,550	4,378	4.4	4,095
Peco Pallet, Inc.	Senior loan	L + 3.75%	4.00%	06/2013	4,492	4,270	4.5	4,177
RedPrairie Corporation	Senior loan	L + 3.00%	3.45%	07/2012	1,721	1,456	1.8	1,670
Tangent Rail Services, Inc.	Senior loan	L + 4.75%	7.73%	09/2014	6,259	6,259	6.6	6,134
Tangent Rail Services, Inc.	Senior loan	L + 4.75%	6.81%	09/2014	3,225	3,225	3.4	3,161
					20,247	19,588	20.7	19,237
Chemicals, Plastics and Rubber
Celanese Holdings LLC	Senior loan	L + 1.75%	2.35%	10/2016	992	822	1.0	941
Syrgis Holdings LLC	Senior loan	L + 5.50%	7.75%	08/2012	447	419	0.5	420
Syrgis Holdings LLC	Senior loan	L + 6.00%	8.25%	08/2013	897	838	0.9	816
Syrgis Holdings LLC	Senior loan	L + 8.50%	10.75%	02/2014	492	459	0.5	448
TAC Materials, Inc.	Senior loan	L + 6.50%	9.00%	07/2013	2,771	2,771	1.2	1,124
					5,599	5,309	4.0	3,749

See Notes to Consolidated Financial Statements.

Golub Capital Master Funding LLC

Consolidated Schedule of Investments – (Continued)
September 30, 2009
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Members’ Equity	Fair Value
Containers, Packaging and Glass
Industrial Container Services, LLC	Senior loan	L + 4.00%	4.28%	09/2011	$1,707	$1,658	1.8%	$1,638
Pelican Products, Inc.	Senior loan	L + 5.00%	7.70%	01/2013	1,706	1,547	1.8	1,638
Pelican Products, Inc.	Senior loan	L + 5.00%	7.75%	01/2014	3,137	2,831	3.2	2,948
					6,550	6,036	6.7	6,224
Diversified Conglomerate Manufacturing
Heat Transfer Parent, Inc.	Senior loan	L + 3.00%	3.25%	06/2013	1,877	1,784	1.6	1,454
Neptco Inc.	Senior loan	L + 5.25%	7.25%	03/2013	4,591	4,367	4.4	4,086
Pasternack Enterprises, Inc.	Senior loan	L + 4.00%	4.29%	02/2014	3,687	3,531	3.6	3,318
Vintage Parts, Inc.	Senior loan	L + 5.50%	5.78%	12/2013	8,214	8,098	8.4	7,804
					18,369	17,780	18.0	16,662
Diversified Conglomerate Service
Benetech, Inc.	Senior loan	L + 5.00%	5.25%	12/2013	9,537	9,138	9.7	8,965
Compass Group Diversified Holdings, LLC	Senior loan	L + 4.00%	4.50%	12/2013	4,688	4,689	5.1	4,689
Cortz, Inc.	Senior loan	L + 5.50%	8.51%	03/2014	7,213	7,146	7.6	7,069
The Service Companies, Inc.	Senior loan	L + 6.25%	10.00%	03/2014	6,005	5,850	6.3	5,885
PSI Services LLC	Senior loan	L + 3.50%	5.50%	11/2012	6,333	5,929	3.4	3,166
					33,776	32,752	32.1	29,774
Diversified Natural Resources, Precious Metals and Minerals
Metal Spinners, Inc.	Senior loan	L + 4.00%	6.00%	01/2014	5,900	5,600	5.5	5,133
Metal Spinners, Inc.	Senior loan	L + 7.00%	9.00%	04/2014	785	785	0.7	683
Virginia Explosives & Drilling Company, Inc.	Senior loan	L + 7.00%	10.50%	05/2011	1,075	1,017	1.1	1,053
Virginia Explosives & Drilling Company, Inc.	Senior loan	L + 7.00%	10.50%	10/2011	2,825	2,661	3.0	2,741
					10,585	10,063	10.4	9,610
Electronics
Cape Electrical Supply LLC	Senior loan	L + 3.75%	4.00%	11/2013	2,795	2,630	2.8	2,572
GXS Worldwide, Inc.	Senior loan	L + 5.75%	9.25%	03/2013	2,997	2,592	3.2	2,971
GXS Worldwide, Inc.	Second lien loan	L + 10.25%	13.75%	09/2013	1,200	1,040	1.2	1,148
Inovis International, Inc.	Senior loan	L + 5.50%	9.50%	11/2009	2,134	2,127	2.3	2,134
McBride Electric Inc.	Senior loan	L + 6.50%	10.75%	09/2010	1,558	1,558	1.3	1,168
The Sloan Company, Inc	Second lien loan	L + 5.50%	7.25%	10/2012	2,405	2,387	2.5	2,358
					13,089	12,334	13.3	12,351
Farming and Agriculture
AGData, L.P.	Senior loan	—	11.25%	07/2012	14,170	14,170	15.3	14,170
AGData, L.P.	Senior loan	—	10.37%	07/2012	1,843	1,843	2.0	1,840
					16,013	16,013	17.3	16,010
Finance
Collect America, Ltd.	Senior loan	L + 5.25%	7.64%	12/2011	1,886	1,747	1.9	1,773
Collect America, Ltd.	Senior loan	L + 6.00%	8.38%	03/2012	2,574	2,379	2.6	2,419
eVestment Alliance Holdings, LLC	Senior loan	L + 6.50%	9.50%	05/2014	8,786	8,605	9.5	8,786
Metavante Corporation	Senior loan	L + 1.75%	2.23%	11/2014	2,977	2,461	3.2	2,974
Pillar Processing LLC	Senior loan	L + 5.50%	5.80%	11/2013	7,033	7,004	7.4	6,822
Pillar Processing LLC	Senior loan	—	14.50%	05/2014	3,125	3,125	3.4	3,125
Wall Street Systems Holdings, Inc.	Senior loan	L + 5.00%	8.00%	05/2013	8,327	8,327	9.0	8,327
					34,708	33,648	36.9	34,226
Grocery
JRD Holdings, Inc.	Senior loan	L + 2.25%	2.49%	07/2014	1,291	1,102	1.3	1,248
Healthcare, Education and Childcare
ATI Holdings, Inc.	Senior loan	L + 3.50%	3.80%	09/2011	1,035	976	1.1	983
ATI Holdings, Inc.	Senior loan	L + 4.00%	4.31%	09/2012	1,671	1,565	1.7	1,571
Community Hospices of America, Inc.	Senior loan	L + 5.00%	8.00%	01/2011	1,133	1,104	1.2	1,110
Community Hospices of America, Inc.	Second lien loan	L + 9.50%	12.50%	04/2011	4,865	4,812	5.1	4,768
DaVita, Inc.	Senior loan	L + 1.50%	1.81%	10/2012	5,000	4,471	5.2	4,846
DDC Center Inc.	Senior loan	L + 6.50%	9.50%	10/2014	14,400	14,400	15.2	14,112
Delta Educational Systems, Inc.	Senior loan	L + 4.00%	6.00%	06/2012	4,770	4,511	4.9	4,579

See Notes to Consolidated Financial Statements.

Golub Capital Master Funding LLC

Consolidated Schedule of Investments – (Continued)
September 30, 2009
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Members’ Equity	Fair Value
Healthcare, Education and Childcare (continued)
Den-Mat Holdings, LLC	Senior loan	L + 3.25%	8.50%	12/2012	$3,044	$3,045	3.0%	$2,771
Excelligence Learning Corporation	Second lien loan	L + 7.00%	7.25%	11/2013	1,600	1,519	1.6	1,504
The Hygenic Corporation	Senior loan	L + 2.50%	2.98%	04/2013	2,766	2,675	2.7	2,489
Oncure Medical Corporation	Senior loan	L + 3.50%	3.75%	06/2012	6,078	5,701	6.0	5,592
ReachOut Healthcare America Ltd	Senior loan	L + 5.00%	9.25%	08/2013	6,534	6,510	7.0	6,534
United Surgical Partners International, Inc.	Senior loan	L + 2.00%	2.25%	04/2014	1,545	1,545	1.6	1,439
CHS/Community Health Systems	Senior loan	L + 2.25%	2.50%	07/2014	773	761	0.8	727
					55,214	53,595	57.2	53,025
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Senior loan	L + 5.75%	7.75%	02/2014	3,634	3,493	3.8	3,489
Zenith Products Corporation	Senior loan	L + 5.00%	5.38%	09/2013	6,034	5,883	5.9	5,430
					9,668	9,376	9.7	8,919
Leisure, Amusement, Motion Pictures and Entertainment
Octane Fitness, LLC	Senior loan	L + 4.60%	4.85%	03/2013	4,805	4,611	4.8	4,421
Optronics Product Company, Inc.	Senior loan	L + 3.75%	3.75%	12/2012	311	294	0.3	295
Optronics Product Company, Inc.	Senior loan	L + 7.25%	7.50%	12/2013	2,489	2,343	2.7	2,489
Premier Yachts, Inc.	Senior loan	L + 3.75%	4.00%	08/2012	1,285	1,204	1.3	1,182
Premier Yachts, Inc.	Senior loan	L + 7.00%	7.25%	08/2013	1,214	1,154	1.2	1,141
Regal Cinemas Corporation	Senior loan	L + 3.75%	4.03%	10/2013	1,523	1,298	1.6	1,520
					11,627	10,904	11.9	11,048
Machinery (Non-Agriculture, Construction, or Electric)
Davis Inotek Instruments, LLC	Senior loan	L + 5.00%	8.00%	09/2013	7,604	7,604	8.0	7,452
Tritex Corporation	Senior loan	L + 4.75%	5.03%	05/2014	2,969	2,868	2.9	2,702
C&M Conveyer	Senior loan	L + 6.50%	9.25%	10/2012	704	704	0.7	619
					11,277	11,176	11.6	10,773
Oil and Gas
Casedhole Solutions, Inc.	Senior loan	L + 5.25%	8.25%	06/2013	3,291	3,291	2.5	2,304
Gray Wireline Service, Inc	Senior loan	L + 3.25%	3.53%	02/2013	8,000	8,000	6.9	6,400
Tri-County Petroleum, Inc.	Senior loan	L + 4.25%	4.54%	08/2013	3,694	3,572	3.7	3,472
					14,985	14,863	13.1	12,176
Personal and Non-Durable Consumer Products
Dr. Miracles, Inc.	Senior loan	L + 4.00%	4.28%	03/2014	4,208	4,157	4.4	4,082
Personal, Food and Miscellaneous Services
Aramark Corporation	Senior loan	L + 1.88%	2.15%	01/2014	179	146	0.2	168
Aramark Corporation	Senior loan	L + 0.00%	2.03%	01/2014	2,731	2,229	2.8	2,554
Focus Brands, Inc.	Senior loan	L + 5.00%	5.92%	03/2011	6,375	6,195	6.5	6,056
					9,285	8,570	9.4	8,778
Printing and Publishing
Monotype Imaging, Inc.	Senior loan	L + 2.75%	3.01%	07/2012	1,742	1,633	1.7	1,603
Trade Service Company, LLC	Senior loan	—	14.00%	01/2013	2,085	2,001	2.2	2,085
					3,827	3,634	3.9	3,688
Retail Stores
Container Store, Inc.	Senior loan	L + 3.00%	3.37%	08/2014	6,882	6,288	6.2	5,712
Fasteners for Retail, Inc.	Senior loan	L + 4.50%	5.00%	12/2012	2,443	2,227	2.4	2,223
IL Fornaio (America) Corporation	Senior loan	L + 3.00%	3.25%	03/2013	5,133	4,714	4.9	4,568
The Marshall Retail Group, LLC	Senior loan	L + 4.50%	7.25%	04/2013	3,429	3,252	3.5	3,223
The Marshall Retail Group, LLC	Senior loan	L + 6.50%	9.25%	04/2013	2,100	2,014	2.2	1,995
Levtran Enterprises, Inc.	Senior loan	L + 4.00%	1.90%	12/2010	731	731	0.7	631
					20,718	19,226	19.9	18,352

See Notes to Consolidated Financial Statements.

Golub Capital Master Funding LLC

Consolidated Schedule of Investments – (Continued)
September 30, 2009
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Members’ Equity	Fair Value
Telecommunications
Cellular South, Inc.	Senior loan	L + 1.75%	2.00%	05/2014	$1,247	1,247	1.3%	$1,202
MetroPCS Wireless, Inc.	Senior loan	L + 2.25%	2.66%	11/2013	2,969	2,398	3.1	2,850
West Corporation	Senior loan	L + 2.00%	2.25%	10/2012	3,571	3,215	2.8	2,571
					7,787	6,860	7.2	6,623
Textiles and Leather
Gammill, Inc.	Senior loan	L + 7.50%	9.95%	09/2011	717	696	0.8	702
Gammill, Inc.	Senior loan	L + 8.00%	10.00%	09/2012	4,694	4,545	4.8	4,459
Hanesbrands Inc.	Senior loan	L + 4.75%	5.25%	09/2013	2,185	1,792	2.4	2,197
					7,596	7,033	8.0	7,359
Utilities
Covanta Energy Corporation	Senior loan	L + 0.00%	0.19%	02/2014	1,000	830	1.0	957
Covanta Energy Corporation	Senior loan	L + 1.50%	1.75%	02/2014	1,980	1,643	2.0	1,895
Itron, Inc.	Senior loan	L + 3.75%	4.00%	04/2014	1,198	1,053	1.3	1,197
NRG Energy, Inc.	Senior loan	L + 1.75%	2.02%	02/2013	2,741	2,452	2.8	2,603
Ventyx Inc.	Senior loan	L + 2.50%	2.80%	06/2012	6,914	6,648	7.0	6,500
					13,833	12,626	14.2	13,152
Total United States ($381,542)					$396,665	$381,542	399.3%	$370,371
Fair Value as a percentage of Principal Amount								93.4%
Total investments (cost $387,293)					$402,638	$387,293	405.7%	$376,294

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime (P) and which reset daily, quarterly or semi-annually. For each we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2009. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spead above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2009.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 1. Organization

Golub Capital BDC, Inc. (“GBDC” and together with its subsidiaries, the “Company”) is a Delaware corporation formed on April 13, 2010 and is an externally managed, closed-end, non-diversified management investment company. GBDC has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, GBDC intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On April 14, 2010, GBDC priced its initial public offering (the “Offering”) selling 7,100,000 shares of its common stock at a public offering price of $14.50 per share. Concurrent with the Offering, an additional 1,322,581 shares were sold through a private placement, also at $14.50 per share. On May 19, 2010, an additional 305,000 shares at $14.50 were issued upon the exercise of the underwriters’ over-allotment option.

GC LLC was formed in the State of Delaware on November 9, 2009, to continue and expand the business of Golub Capital Master Funding LLC (“GCMF”) which commenced operations on July 7, 2007. All of the outstanding limited liability company interests in GCMF were initially held by three Delaware limited liability companies, Golub Capital Company IV, LLC, Golub Capital Company V, LLC, and Golub Capital Company VI, LLC (collectively the “Capital Companies”). In November 2009, the Capital Companies formed GC LLC, into which they contributed 100% of the limited liability company interests of GCMF and from which they received a proportionate number of limited liability company interests in GC LLC. In February 2010, GEMS Fund L.P. (“GEMS”), a limited partnership affiliated through common management with the Capital Companies, purchased an interest in GC LLC. As a result of the Conversion, the Capital Companies and GEMS received shares of common stock in GBDC.

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

On July 16, 2010, the Company completed a $300 million term Debt Securitization (defined in Note 6 to the consolidated audited financial statements). The notes offered in the Debt Securitization were issued by Golub Capital BDC 2010-1 LLC, a newly formed, indirect subsidiary of the Company (the “Issuer”), and are secured by the assets held within the entity. The transaction was executed through a private placement of approximately $174 million of Aaa/AAA Class A Notes. Golub Capital BDC 2010-1 Holdings LLC, a direct subsidiary of the Company, retained all of the Class B and Subordinated Notes, which totaled approximately $126 million and retained all the membership interest in the Issuer. Assets related to transactions that do not meet Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing requirements for accounting sale treatment are reflected in the consolidated balance sheet of the Company, as investments. Those assets are owned by the Issuer, a special purpose entity that is consolidated in the Company’s financial statements, and the creditors of the Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or any affiliate of the Company). For further information on the Debt Securitization, see Note 6 to the consolidated audited financial statements.

On August 14, 2010, GC SBIC IV, L.P., a wholly owned subsidiary of the Company, received approval for a license from the United States Small Business Administration (“SBA”) to operate a Small Business Investment Company (“SBIC”). As an SBIC, GC SBIC IV L.P. will be subject to a variety of regulations and

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 1. Organization  – (continued)

oversight by the SBA concerning, among other things, the size and nature of companies in which it may invest as well as the structures of those investments.

The license will allow GC SBIC IV, L.P. to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by SBA and customary procedures. Debentures are loans issued by an SBIC which have interest payable semi-annually and a ten year maturity. The interest rate is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten year maturities.

The Company applied for exemptive relief from the SEC on July 9, 2010 and filed an amended application on November 12, 2010 to permit it to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the Company’s 200% asset coverage test under the 1940 Act. If the Company receives an exemption for this SBA debt, the Company would have increased flexibility under the 200% asset coverage test.

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

Note 2. Accounting Policies and Recent Accounting Updates

Basis of Presentation:

The accompanying consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

Accounting Standards Codification:

In June 2009, the Financial Accounting Standards Board, “FASB” issued Accounting Standards CodificationTM (the “Codification”) which is the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification does not change GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. One level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission (“SEC”). All other accounting literature excluded from the Codification is considered non-authoritative. The Codification was made effective by the FASB for periods ending on or after September 15, 2009. These consolidated financial statements reflect the guidance in the Codification.

Fair value of financial instruments:

The Company applies fair value to substantially all of its financial instruments in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2. Accounting Policies and Recent Accounting Updates  – (continued)

own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Consolidation:

As permitted under Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, the Company consolidated the results of the Company’s subsidiaries in its consolidated financial statements.

Segments:

In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

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

Revenue recognition:

Investments and related investment income:  The Company’s board of director’s (the “Board”) determines the fair value of its portfolio investments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For the years ended September 30, 2010, 2009, and 2008, interest income included $7,654, $5,598 and $315 of such amounts, respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2. Accounting Policies and Recent Accounting Updates  – (continued)

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

Non-accrual loans:  Loans may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The total fair value of non-accrual loans was $3,095 and $8,376 as of September 30, 2010 and respectively.

Income taxes:

The Company intends to elect to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. The Company, among other things, has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2010, 2009, and 2008, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes. ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain tax positions at September 30, 2010. The 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

Dividends:

Dividends and distributions to common stockholders are recorded on the declaration date. The amount to be paid out as a dividend is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2. Accounting Policies and Recent Accounting Updates  – (continued)

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and the Company declares, a cash dividend, then stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The Company may use newly issued shares to implement the plan (especially if the Company’s shares are trading at a premium to net asset value), or the Company may purchase shares in the open market in connection with the obligations under the plan. In particular, if the Company’s shares are trading at a significant discount to net asset value and the Company is otherwise permitted under applicable law to purchase such shares, the Company intends to purchase shares in the open market in connection with any obligations under its dividend reinvestment plan.

Deferred financing costs:

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2010 and 2009, the Company had deferred financing costs of $2,748 and zero, respectively, which are included in Other assets on the Consolidated Statements of Financial Condition. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the years ended September 30, 2010, 2009 and 2008 was $134, $410 and $493, respectively.

Deferred offering costs:

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of the Offering. Deferred offering costs are charged against the proceeds from equity offerings when received.

Earnings and net asset value per share:

For the years ended September 30, 2010, 2009, and 2008, earnings per share calculations are not appropriate as the Company did not have common shares outstanding or an equivalent prior to the Offering on April 14, 2010.

Subsequent events:

In February 2010, the FASB issued Accounting Standards Update (“ASU”) Topic 855 — Subsequent Events, which amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current SEC guidance. Effective immediately, these amendments remove the requirement that an SEC filer disclose the date through which it has evaluated subsequent events. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recent accounting pronouncements:

In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06 — Fair Value Measurements and Disclosure — Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. On January 1, 2010, we adopted ASU 2010-06 and included the required disclosures in Note 5.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 3. Related Party Transactions

Investment Advisory and Management Agreement

On April 14, 2010, GBDC entered into the Investment Advisory Agreement with the Investment Adviser, under which the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to GBDC. The Investment Advisory Agreement was subsequently amended on July 16, 2010. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee.

The base management fee is calculated at an annual rate equal to 1.375% of average adjusted gross assets at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents and including assets purchased with borrowed funds) and is payable quarterly in arrears. To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity that is owned, directly or indirectly, by the Company. Prior to the Offering, the base management fee was calculated at an annual rate of 0.75% of the value of the GCMF investments under the terms of GCMF’s Sale and Servicing Agreement with Golub Capital Inc. (the “Investment Manager”).

The Company has structured the calculation of the incentive fee to include a fee limitation such that an incentive fee for any quarter can only be paid to the Investment Adviser if, after such payment, the cumulative incentive fees paid to the Investment Adviser since the effective date of the Company’s election to become a BDC would be less than or equal to 20.0% of the Company’s Cumulative Pre-Incentive Fee Net Income (as defined below).

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

Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, as defined below, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that the Company has not yet received in cash.

Incentive fees are calculated and payable quarterly in arrears (or, upon termination of the Investment Advisory Agreement, as of the termination date) (a “Performance Period”). The Investment Adviser is not under any obligation to reimburse the Company for any part of the incentive fee it received that was based on accrued interest that is never actually received.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 3. Related Party Transactions  – (continued)

The income and capital gains incentive fee calculation (the “Income and Capital Gain Incentive Fee Calculation”) has two parts, the income component and the capital gains component. The income component is calculated quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter.

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the income component, it is possible that an incentive fee may be calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the income component will result in a positive value and an incentive fee will be paid unless the payment of such incentive fee would cause the Company to pay incentive fees on a cumulative basis that exceed 20.0% of Cumulative Pre-Incentive Fee Income. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% quarterly. If market interest rates rise, GBDC may be able to invest funds in debt instruments that provide for a higher return, which would increase Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our Pre-Incentive Fee Net Investment Income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.375% base management fee annual rate. The Company calculates the income component of the Income and Capital Gain Incentive Fee Calculation with respect to our Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

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

The second part of the Incentive Fee Calculation (the “Capital Gain Incentive Fee”) equals (a) 20.0% of the Company’s “Capital Gain Incentive Fee Base,” if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s Capital Gain Incentive Fee Base equals the sum of (1) realized capital gains, if any, on a cumulative positive basis from the date the Company elected to become a BDC through the end of each calendar year, (2) all realized capital losses on a cumulative basis and (3) all unrealized capital depreciation on a cumulative basis.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 3. Related Party Transactions  – (continued)

•	The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in the Company’s portfolio when sold is less than (b) the accreted or amortized cost base of such investment.
•	The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in the Company’s portfolio when sold and (b) the accreted or amortized cost basis of such investment.
•	The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in the Company’s portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.
•	The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable Capital Gain Incentive Fee calculation date and (b) the accreted or amortized cost basis of such investment.
•	The sum of the Income Incentive Fee and the Capital Gain Incentive Fee will be the Incentive Fee.

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

Administration Agreement

GBDC has also entered into an administration agreement (the “Administration Agreement”) with GC Service Company, LLC (the “Administrator”). Under the Administration Agreement, the Administrator furnishes GBDC with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides GBDC with other administrative services as the Administrator subject to review by the Board, determines necessary or useful to perform its obligations under the Administration Agreement necessary to conduct its day-to-day operations. GBDC reimburses the Administrator the allocable portion (subject to review and approval of the Board) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and GBDC’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Administrator will also provide managerial assistance to those portfolio companies to which GBDC is required to provide such assistance and will be paid an additional amount based on the services provided, not to exceed the amount GBDC receives from such portfolio companies.

Other Related Party Transactions

Prior to the Offering, the Investment Manager paid for certain expenses on behalf of GCMF, all of which were subsequently reimbursed directly with cash or through a member’s equity contribution. Subsequent to the Offering, the Investment Advisor, an affiliate of the Investment Manager, pays for certain expenses incurred by the Company. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Investment Manager and the Investment Advisor, as applicable, for the years ended September 30, 2010, 2009, and 2008 were $639, $344 and $258, respectively. Of these amounts, for the years ended September 30, 2010, 2009, and 2008, $225, $344 and $258 were reimbursed via a members’ equity contribution, respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 3. Related Party Transactions  – (continued)

As of September 30, 2010 and 2009, included in accounts payable and accrued expenses is $257 and $13 for accrued expenses paid on behalf of the Company by the Investment Manager or the Investment Adviser, as applicable. As of September 30, 2009, also included in accounts payable and accrued expenses is a $672 payable to an affiliated entity for cash received from an investment owned by the affiliate.

On December 23, 2009, GC LLC’s wholly owned subsidiary and predecessor, GCMF, agreed to distribute six portfolio assets to GC LLC. GC LLC then distributed these portfolio assets to Golub Capital Company IV, LLC, Golub Capital Company V, LLC, and Golub Capital VI, LLC (the “Capital Companies”) pro rata in accordance with the ownership interest in GC LLC held by each of the Capital Companies. The Capital Companies made an aggregate cash contribution of $21.3 million to GC LLC, which GC LLC subsequently contributed to GCMF. Under the terms of GC LLC’s terminated credit facility, GC LLC was required to complete the distribution of these assets based on their par value, and the $21,300 aggregate cash contribution by the Capital Companies represented the par value of the distributed assets. At the time of the transfer, the aggregate fair value of such distributed assets was $13,500.

Note 4. Investments

Investments and cash and cash equivalents consisted of the following:

	September 30, 2010			September 30, 2009
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior Secured	$235,826	$228,308	$227,048	$268,608	$255,641	$248,480
Unitranche	91,931	90,309	90,369	123,110	121,070	117,357
Second lien	11,396	11,192	11,380	10,920	10,582	10,457
Subordinated Debt	13,436	13,091	13,436	—	—	—
Equity	N/A	2,636	2,636	—	—	—
Cash and cash equivalents	N/A	61,219	61,219	—	—	—
Restricted cash and cash equivalents	N/A	31,771	31,771	—	30,614	30,614
Total	$352,589	$438,526	$437,859	$402,638	$417,907	$406,908

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

The Company invests in portfolio companies located in the United States and in Canada. The following tables show the portfolio composition by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	September 30, 2010		September 30, 2009
Cost:
United States
Mid-Atlantic	$84,182	24.3%	$94,137	24.3%
Midwest	91,473	26.5	88,837	22.9
West	66,670	19.3	53,196	13.7
Southeast	63,180	18.3	91,391	23.6
Southwest	24,551	7.1	31,622	8.2
Northeast	9,685	2.8	22,359	5.8
Canada	5,795	1.7	5,751	1.5
Total	$345,536	100.0%	$387,293	100.0%
Fair Value:
United States
Mid-Atlantic	$85,412	24.7%	$93,878	24.9%
Midwest	89,516	26.0	84,314	22.4
West	66,870	19.4	49,732	13.2
Southeast	63,982	18.6	91,225	24.3
Southwest	23,810	6.9	30,047	8.0
Northeast	9,333	2.7	21,175	5.6
Canada	5,946	1.7	5,923	1.6
Total	$344,869	100.0%	$376,294	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

The Company’s investments primarily consist of senior secured corporate loans. The industry compositions of the portfolio at fair value were as follows:

	September 30, 2010		September 30, 2009
Cost:
Aerospace and Defense	$1,902	0.6%	$2,122	0.5%
Automobile	11,569	3.3	12,556	3.2
Banking	3,346	1.0	4,146	1.1
Beverage, Food and Tobacco	8,641	2.5	13,870	3.6
Buildings and Real Estate	34,854	10.1	32,203	8.3
Cargo Transport	7,330	2.1	19,588	5.1
Chemicals, Plastics and Rubber	3,682	1.0	5,309	1.4
Containers, Packaging and Glass	8,533	2.5	6,036	1.6
Diversified Conglomerate Manufacturing	17,058	4.9	17,780	4.6
Diversified Conglomerate Service	33,739	9.8	33,854	8.7
Diversified Natural Resources, Precious Metals and Minerals	8,082	2.3	10,063	2.6
Electronics	14,380	4.2	12,334	3.2
Farming and Agriculture	—	—	16,013	4.1
Finance	26,894	7.8	33,648	8.7
Grocery	1,097	0.3	1,102	0.3
Healthcare, Education and Childcare	62,897	18.2	53,595	13.8
Home and Office Furnishings, Housewares, and Duarable Consumer	7,456	2.2	9,376	2.4
Leisure, Amusement, Motion Pictures and Entertainment	22,698	6.6	15,553	4.0
Machinery (Non-Agriculture, Construction or Electric)	—	—	11,176	2.9
Oil and Gas	3,576	1.0	14,863	3.8
Personal and Non-Durable Consumer Products	14,781	4.2	4,157	1.1
Personal Food and Miscellaneous Services	7,230	2.1	8,570	2.2
Printing and Publishing	3,349	1.0	3,634	0.9
Retail Stores	28,174	8.2	19,226	5.0
Telecommunications	4,244	1.2	6,860	1.8
Textiles and Leather	4,602	1.3	7,033	1.8
Utilities	5,422	1.6	12,626	3.3
Total	$345,536	100.00%	$387,293	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

	September 30, 2010		September 30, 2009
Fair Value:
Aerospace and Defense	$1,856	0.5%	$2,038	0.5%
Automobile	11,490	3.3	11,714	3.1
Banking	3,321	1.0	4,005	1.1
Beverage, Food and Tobacco	8,737	2.5	14,107	3.7
Buildings and Real Estate	32,233	9.3	31,441	8.4
Cargo Transport	7,538	2.2	19,237	5.1
Chemicals, Plastics and Rubber	3,851	1.1	3,749	1.0
Containers, Packaging and Glass	8,865	2.6	6,224	1.7
Diversified Conglomerate Manufacturing	16,594	4.8	16,662	4.4
Diversified Conglomerate Service	34,263	9.9	31,048	8.3
Diversified Natural Resources, Precious Metals and Minerals	8,063	2.3	9,610	2.6
Electronics	14,703	4.3	12,351	3.3
Farming and Agriculture	—	—	16,010	4.3
Finance	27,049	7.8	34,226	9.0
Grocery	1,195	0.3	1,248	0.3
Healthcare, Education and Childcare	61,244	17.8	53,025	14.0
Home and Office Furnishings, Housewares, and Duarable Consumer	7,456	2.2	8,919	2.4
Leisure, Amusement, Motion Pictures and Entertainment	23,313	6.8	15,697	4.2
Machinery (Non-Agriculture, Construction or Electric)	—	—	10,773	2.9
Oil and Gas	3,629	1.1	12,176	3.2
Personal and Non-Durable Consumer Products	15,092	4.4	4,082	1.1
Personal Food and Miscellaneous Services	7,605	2.2	8,778	2.3
Printing and Publishing	3,463	1.0	3,688	1.0
Retail Stores	28,455	8.3	18,352	4.8
Telecommunications	4,224	1.2	6,623	1.8
Textiles and Leather	4,699	1.4	7,359	2.0
Utilities	5,931	1.7	13,152	3.5
Total	$344,869	100.0%	$376,294	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5. Fair Value Measurements

The Company follows ASC Topic 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

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

With the exception of money market funds held at large financial institutions (Level 1 investment) and commercial paper debt securities (Level 2 investment), all of the financial instruments that are recorded at fair value as of and during the periods ended September 30, 2010 and 2009 were valued using Level 3 inputs of the fair value hierarchy. Level 1 assets are valued using quoted market prices. Level 2 assets are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments. Financial instruments that are recorded at Level 3 of the valuation hierarchy are the Company’s debt and equity investments. Level 3 assets are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12 month period, and under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuation of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

When valuing Level 3 debt and equity investments, the Company may take into account the following type of factors, where relevant, in determining the fair value of the investments: the enterprise value of a portfolio company, the nature and realizable valuable of any collateral, the portfolio company’s ability to make payments and its earnings, discounted cash flows, the markets in which the portfolio company does business, comparison to publicly traded securities, changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made and other relevant factors. In

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5. Fair Value Measurements  – (continued)

addition, for certain debt and equity investments, the Company may base its valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept for an investment. The Company generally uses the midpoint of the bid/ask as the best estimate of fair value.

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate the value. As a result, with the exception of the line item entitled “debt” which is reported at cost, all assets and liabilities approximate fair value on the balance sheet due to their short maturity.

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

In accordance with ASC Topic 820, the following table presents information about the Company’s investments measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

As of September 30, 2010:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments	$—	$—	$342,233	$342,233
Equity investments	—	—	—	—
Commercial paper debt securities(1)	—	86,235	—	86,235
Money market funds(1)	512	—	—	512

As of September 30, 2009:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments	$—	$—	$376,294	$376,294
Money market funds(1)	25,475	—	—	25,475

(1)	Included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated statements of financial condition.

The net change in unrealized appreciation/(depreciation) for the year reported within the net change in unrealized appreciation on investments in the Company’s consolidated statements of operation attributable to our Level 3 assets held as of September 30, 2010 was $2,921.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5. Fair Value Measurements  – (continued)

The following table presents the changes in investments measured at fair value using Level 3 inputs:

	Year ended September 30, 2010
	Debt Investments	Equity Investments	Total
Fair value, beginning of period	$376,294	$—	$376,294
			—
Net change in unrealized appreciation on investments	2,921	—	2,921
Realized loss on investments	(40)	—	(40)
Proceeds from revolving loans, net	(4,208)	—	(4,208)
Fundings of portfolio investments	141,462	2,636	144,098
Proceeds from principal payments and sales of portfolio investments	(181,850)	—	(181,850)
Amortization of discount and premium	7,654	—	7,654
Fair value, end of period	$342,233	$2,636	$344,869

	Year ended September 30, 2009
	Debt Investments	Equity Investments	Total
Fair value, beginning of period	$135,476	$—	$135,476
			—
Net change in unrealized depreciation on investments	(1,489)	—	(1,489)
Realized loss on investments	(3,972)	—	(3,972)
Proceeds from revolving loans, net	(39,018)	—	(39,018)
Fundings of portfolio investments	383,713	—	383,713
Proceeds from principal payments and sales of portfolio investments	(104,014)	—	(104,014)
Amortization of discount and premium	5,598	—	5,598
Fair value, end of period	$376,294	$—	$376,294

The following are the carrying value and fair values of the Company’s debt liabilities as of September 30, 2010 and 2009. Fair value is estimated by discounting remaining payments using applicable market rates.

	As of September 30, 2010		As of September 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$174,000	$174,000	$315,306	$315,306

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2010 our asset coverage for borrowed amounts was 243.0%

Debt Securitization

On July 16, 2010, the Company completed a $300,000 term debt securitization (“Debt Securitization”). The notes offered in the Debt Securitization (the “Notes”) were issued by the Issuer, and are secured by the assets held within the entity. The transaction was executed through a private placement of approximately $174,000 of Aaa/AAA Class A Notes which bear interest at London Inter Bank Offered Rate “LIBOR,” plus

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Borrowings  – (continued)

2.40%. The Class A Notes are included in the September 30, 2010 consolidated balance sheet. Golub Capital BDC 2010-1 Holdings LLC (“Holdings”) a direct consolidated subsidiary of the Company, retained all of the Class B and Subordinated Notes, which totaled approximately $126,000.

During the first three years from the closing date, principal collections received on the underlying collateral may be used to purchase new collateral, allowing us to maintain the initial leverage in the securitization for the entire three year period. The Notes are scheduled to mature on July 20, 2021.

The proceeds of the private placement of the Notes, net of expenses, were used to repay and terminate the Company’s prior credit facility, which was a $300,000 credit facility entered into on July 27, 2007. As part of the Debt Securitization, the Company entered into a master loan sale agreement with Holdings and the Issuer under which the Company agreed to sell or contribute certain senior secured and second lien loans (or participation interests therein) to Holdings, and Holdings agreed to sell or contribute such loans (or participation interests therein) to the Issuer and to purchase or otherwise acquire Subordinated Notes issued by the Issuer. The Notes are the secured obligations of the Issuer, and an indenture governing the Notes includes customary covenants and events of default.

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

As of September 30, 2010, there were 77 portfolio companies with a total fair value of $272,836 securing the notes. The pool of loans in the Debt Securitization must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the Debt Securitization is based on 3-month LIBOR which as of September 30, 2010 was 0.3%. For the period from July 16, 2010 to September 30, 2010, the effective average interest rate was 3.1%, interest expense was $1,167, and the cash paid for interest was $0. The interest and other credit facility expenses on the terminated facility for the year ended September 30, 2010, 2009, and 2008 was $2,224, $4,547, and $8,599. The average interest rate on the terminated facility for the years ended September 30, 2010, 2009, and 2008 was 1.3%, 1.5%, and 4.5%, respectively.

The total average debt outstanding for the years ended September 30, 2010, 2009, and 2008 was $213,793, $305,440, and $191,225, respectively. The average cost of borrowings for the years ended September 30, 2010, 2009, and 2008 was 1.7%, 1.5%, and 4.5%, respectively.

The classes, amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A Notes are as follows:

Description	Class A Notes
Type	Senior Secured Floating Rate
Amount Outstanding	174,000
Moody’s Rating	“Aaa”
S&P Rating	“AAA”
Interest Rate	LIBOR + 2.40%
Stated Maturity	July 20, 2021

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Federal Income Tax Matters

The Company intends to elect to be treated as a RIC under Subchapter M of the Code, and to distribute substantially all of its respective net taxable income. Accordingly, no provision for federal income tax has been made in the financial statements. The Company has unused capital loss carryovers which may be used to offset future net realized capital gains summarized as follows:

	As of September 30, 2010
	Amount	Year of Expiration
Unused capital loss carryovers	$40	2018

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized. Permanent differences between book and tax basis reporting for the 2010 fiscal year have been identified and appropriately reclassified as follows. These reclassifications have no impact on net assets:

As of September 30, 2010
Paid in capital	$(1,122)
Accumulated net realized loss	$—
Accumulated undistributed net investment income	$1,122

The following reconciles net increase in net assets resulting from operations to taxable income:

Year ended September 30, 2010
Net increase in net assets resulting from operations	$26,248
Net increase in net assets resulting from operations for period October 1, 2009 to April 13, 2010(2)	(15,673)
Net realized loss on investments not taxable	40
Net unrealized appreciation on investments	(1,995)
Taxable income before deductions for distributions	$8,620

(2)	The period prior to the effective date of the Company's election to become a BDC

The tax character of distributions paid during the 2010 fiscal year was as follows:

As of September 30, 2010
Amount
Ordinary income	$8,620
Long-term capital gains	$—
Return of capital	$1,122

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Federal Income Tax Matters  – (continued)

As of September 30, 2010 the components of distributable earnings on a tax basis were as follows:

As of September 30, 2010
Amount
Capital loss carryforward	$(40)
Undistributed ordinary income	—
Undistributed long-term gain	—
Unrealized appreciation/(depreciation)	1,995
Total	$1,955

Note 8. Commitments and Contingencies

Commitments:  The Company had outstanding commitments to fund investments totaling approximately $26,622 and $18,642 under various undrawn revolvers and other credit facilities as of September 30, 2010 and 2009, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Year ended September 30,
Per share data(1):	2010			2009			2008			2007
Net asset value at beginning of period	$	N/A	(3)	$	N/A	(3)	$	N/A	(3)	$	N/A	(3)
Issuance of common stock		N/A	(3)		N/A	(3)		N/A	(3)		N/A	(3)
Dividends declared		N/A	(3)		N/A	(3)		N/A	(3)		N/A	(3)
Offering costs		N/A	(3)		N/A	(3)		N/A	(3)		N/A	(3)
Net investment income		N/A	(3)		N/A	(3)		N/A	(3)		N/A	(3)
Unrealized appreciation (depreciation) on investments		N/A	(3)		N/A	(3)		N/A	(3)		N/A	(3)
Realized gain (loss) on investments		N/A	(3)		N/A	(3)		N/A	(3)		N/A	(3)
Net asset value at ending of period		$14.71		$	N/A	(3)	$	N/A	(3)	$	N/A	(3)
Per share market value at end of period		$15.30		$	N/A	(3)	$	N/A	(3)	$	N/A	(3)
Total return based on market value		N/A	(3)		N/A	(3)		N/A	(3)		N/A	(3)
Total return based on average net asset value/member’s equity(2)		14.33%			29.57%			(9.82)%			2.04%
Shares outstanding at end of period		17,712,444			N/A	(3)		N/A	(3)		N/A	(3)
Ratios to average net assets:
Expenses without incentive fees		5.31%			11.61%			30.59%			43.64%
Incentive fees		0.03%			N/A			N/A			N/A
Total expenses		5.34%			11.61%			30.59%			43.64%
Net investment income without incentive fees		12.79%			37.64%			28.87%			21.57%

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The total return based on net asset value for the year ended September 30, 2010 equals the change in net asset value during the period plus declared dividends divided by the beginning net asset value. This calculation is adjusted for the issuance of common stock in connection with any equity offerings as well as any captial contributions and capital distributions.
(3)	Per share data are not provided as the Company did not have shares of common stock outstanding or an equivalent prior to the Offering on April 14, 2010.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10. Dividends

The Company’s dividends are recorded on the record date. The Company did not pay dividends during 2009 or 2008. The following summarizes the Company’s dividend declaration and distribution during the year ended September 30, 2010.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
May 13, 2010	June 22, 2010	June 29, 2010	$0.24	$4,251
August 5, 2010	September 10, 2010	September 30, 2010	0.31	5,491

Note 11. Subsequent Events

Dividends:  On December 8, 2010, the Company’s Board declared a quarterly dividend of $0.31 per share payable on December 30, 2010 to holders of record as of December 20, 2010.

On October 8, 2010, GC SBIC IV, L.P. received a $22,000 debt commitment from the SBA. The commitment may be drawn upon subject to customary SBA procedures. Through December 10, 2010, GC SBIC IV, L.P. had drawn $10,000 of the commitment.

Note 12. Selected Quarterly Financial Data (Unaudited)

	September 30, 2010	June 30, 2010(1)	March 31, 2010	December 31, 2009
Total investment income	$7,431	$7,230	$7,645	$10,843
Net investment income	4,351	4,815	5,018	9,182
Net realized and unrealized gain (loss)	1,896	(100)	1,925	(840)
Net increase (decrease) in members’ equity/net assets resulting from operations	6,247	4,715	6,943	8,342
Earnings per share	0.35	0.29	N/A	N/A
Net asset value per common share at period end	$14.71	$14.67	N/A	N/A

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Total investment income	$9,524	$9,482	$8,993	$5,339
Net investment income	7,789	7,337	6,792	3,561
Net realized and unrealized (loss) gain	(208)	2,016	(2,559)	(4,711)
Net increase (decrease) in members’ equity/net assets resulting from operations	7,581	9,353	4,233	(1,150)
Earnings per share	N/A	N/A	N/A	N/A
Net asset value per common share at period end	N/A	N/A	N/A	N/A

(1)	The earnings per share and weighted average shares outstanding calculations for the three months ended June 30, 2010, are based on the assumption that the number of shares issued immediately prior to the Conversion on April 14, 2010 (8,984,863 shares of common stock) had been issued on April 1, 2010, at the beginning of the three month period.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2010 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in our internal control over financing reporting that occurred during the fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Financial Statements — Refer to Item 8 starting on page 68
(2)	Financial Statement Schedules — None
(3)	Exhibits

3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
3.2	Form of Bylaws (Incorporated by reference to Exhibit (b)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
10.1	Amended and Restated Investment Advisory Agreement between Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed on July 16, 2010).
10.2	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 5 to the Registration Statement on Form N-2, filed on April 12, 2010).

10.3	Form of Administration Agreement between Registrant and GC Service Company LLC (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
10.4	Form of Trademark License Agreement between the Registrant and Golub Capital Management LLC (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
10.5	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
10.6	Purchase Agreement, dated July 16, 2010, by and among the Registrant, Golub Capital BDC 2010-1 Holdings LLC, Golub Capital BDC 2010-1 LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K, filed on July 16, 2010).
10.7	Master Loan Sale Agreement, dated July 16, 2010, by and between the Registrant, Golub Capital BDC 2010-1 LLC and Golub Capital BDC 2010-1 Holdings LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K, filed on July 16, 2010).
10.8	Indenture, dated July 16, 2010, by and between Golub Capital BDC 2010-1 LLC and U.S. Bank, National Association (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed on July 16, 2010).
10.9	Collateral Management Agreement, dated July 16, 2010, by and between Golub Capital BDC 2010-1 LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed on July 16, 2010).
11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).
14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
14.2	Code of Ethics of GC Advisors (Incorporated by reference to Exhibit (r)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
21.1	List of Subsidiaries
24	Power of attorney (included on the signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
99.1	Privacy Policy of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC, INC. A Delaware Corporation
Date: December 13, 2010	By: /s/ David B. Golub Name: David B. Golub Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence E. Golub, David B. Golub and Ross Teune as his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David B. Golub David B. Golub	Chief Executive Officer and Director (Principal Executive Officer)	December 13, 2010
/s/ Ross Teune Ross Teune	Chief Financial Officer (Principal Financial and Accounting Officer)	December 13, 2010
/s/ Lawrence E. Golub Lawrence E. Golub	Chairman of the Board of Directors	December 13, 2010
/s/ John T. Baily John T. Baily	Director	December 13, 2010
/s/ Kenneth F. Bernstein Kenneth F. Bernstein	Director	December 13, 2010
/s/ William M. Webster IV William M. Webster IV	Director	December 13, 2010