Form 10-Q
period 2010-12-31
Golub Capital BDC, Inc.
filed 2011-02-10
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

As of February 10, 2011, the Registrant had 17,738,197 shares of common stock, $0.001 par value, outstanding.

Table of Contents

Item 1:  Financial Statements

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (unaudited)
(In thousands, except share and per share data)

	December 31, 2010	September 30, 2010
Assets
Investments, at fair value (cost of $383,507 and $345,536 respectively)	$382,414	$344,869
Cash and cash equivalents	41,389	61,219
Restricted cash and cash equivalents	27,618	31,771
Interest receivable	2,194	1,956
Receivable for investments sold	2,895	-
Deferred financing costs	3,548	2,748
Other assets	256	200
Total Assets	$460,314	$442,763

Liabilities
Debt	$194,000	$174,000
Payable for investments purchased	-	5,328
Interest payable	2,576	1,167
Management and incentive fees payable	1,693	1,008
Accounts payable and accrued expenses	570	719
Total Liabilities	198,839	182,222

Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2010 and
September 30, 2010	$-	$-
Common stock, par value $0.001 per share, 100,000,000 shares authorized,
17,738,197 and 17,712,444 shares issued and outstanding, respectively	18	18
Paid in capital in excess of par	260,152	259,690
Accumulated over distributed net investment income	(1,379)	(1,122)
Net unrealized appreciation on investments	1,848	1,995
Net realized gains (losses) on investments	836	(40)
Total Net Assets	261,475	260,541
Total Liabilities and Total Net Assets	$460,314	$442,763

Number of common shares outstanding	17,738,197	17,712,444
Net asset value per common share	$14.74	$14.71

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)
	Three months ended December 31,
	2010	2009
Investment income
Interest	$9,137	$10,843

Total investment income	9,137	10,843

Expenses
Interest and other debt financing expenses	1,577	690
Base management fee	1,284	729
Incentive fee	190	-
Professional fees	567	33
Administrative service fee	174	142
General and administrative expenses	112	67

Total expenses	3,904	1,661

Net investment income	5,233	9,182

Net gain (loss) on investments
Net realized gains on investments	876	-
Net change in unrealized depreciation on investments	(147)	(840)

Net gain (loss) on investments	729	(840)

Net increase in net assets resulting from operations	$5,962	$8,342

Per Common Share Data
Basic and diluted earnings per common share(1)	$0.34	N/A
Dividends and distributions declared per common share(2)	$0.31	N/A
Basic and diluted weighted average common shares outstanding(1)	17,712,724	N/A

See Notes to Consolidated Financial Statements.

(1) For the three months ended December 31, 2009, the Company did not have common shares outstanding or an an equivalent and therefore earnings per share and weighted average shares outstanding information for this period are not provided.
(2) For the three months ended December 31, 2009, the Company did not pay dividends or distributions.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

					Accumulated (Over Distributed)
		Common Stock		Paid in Capital	Undistributed	Net Unrealized	Net Realized
	Members'		Par	in Excess	Net Investment	Appreciation	Gains (losses)	Total
	Equity	Shares	Amount	of Par	Income	on Investments	on Investments	Net Assets
Balance at September 30, 2009	$92,752	-	$-	$-	$-	$-	$-	$92,752
Members' equity contributions	22,209	-	-	-	-	-	-	22,209
Members' equity distributions	(13,530)	-	-	-	-	-	-	(13,530)
Increase in net assets resulting from operations	8,342	-	-	-	-	-	-	8,342
Balance at December 31, 2009	$109,773	-	$-	$-	$-	$-	$-	$109,773

Balance at September 30, 2010	$-	17,712,444	$18	$259,690	$(1,122)	$1,995	$(40)	$260,541
Net increase in net assets resulting from operations	-	-	-	-	5,233	(147)	876	5,962
Distributions to stockholders:								-
Stock issued in connection with dividend reinvestment plan	-	25,753	-	462	-	-	-	462
Dividends and distributions	-	-	-	-	(5,490)	-	-	(5,490)
Balance at December 31, 2010	$-	17,738,197	$18	$260,152	$(1,379)	$1,848	$836	$261,475

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)	Three Months Ended December 31,
	2010	2009
Cash flows from operating activities
Net increase in net assets resulting from operations	$5,962	$8,342
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred financing costs	168	-
Amortization of discount and premium	(2,816)	(3,092)
Net realized (gain) on investments	(876)	-
Net change in unrealized depreciation on investments	147	840
(Fundings) proceeds on revolving loans, net	(569)	1,778
Fundings of portfolio investments	(97,578)	-
Proceeds from principal payments and sales of portfolio investments	64,147	50,542
Changes in operating assets and liabilities:
Interest receivable	(238)	577
Receivable for investments sold	(2,895)	-
Other assets	(56)	13
Members' equity contributions receivable	-	(21,312)
Payable for investments purchased	(5,328)	-
Interest payable	1,409	(11)
Management and incentive fees payable	685	(10)
Accounts payable and accrued expenses	(149)	(703)
Net cash (used in) provided by operating activities	(37,987)	36,964

Cash flows from investing activities
Net change in restricted cash and cash equivalents	4,153	(15,678)
Net cash provided by (used in) investing activities	4,153	(15,678)

Cash flows from financing activities
Borrowings on debt	20,000	-
Repayments of debt	-	(29,965)
Capitalized debt financing costs	(968)	-
Proceeds from members' equity contributions	-	22,209
Payments of members' equity distributions	-	(13,530)
Dividends and distributions paid	(5,028)	-
Net cash provided by (used in) financing activities	14,004	(21,286)

Net change in cash and cash equivalents	(19,830)	-

Cash and cash equivalents, beginning of period	61,219	-

Cash and cash equivalents, end of period	$41,389	$-

Supplemental information:
Cash paid during the period for interest	$-	$702
Obligations of Company paid by members of Golub Capital BDC LLC	$-	$225
Dividends and distributions declared during the period	$5,490	$-

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2010
(In thousands)
	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Net Assets	Fair Value
Investments, at fair value
Canada
Debt investments
Leisure, Amusement, Motion Pictures,
Entertainment
Extreme Fitness, Inc.	Senior loan	L + 7.50%	11.50%	03/2012	$4,649	$4,649	1.8%	$4,649

Total Canada (cost $4,649)					$4,649	$4,649	1.8%	$4,649

Fair Value as percentage of Principal Amount								100.0%

United States
Debt investments
Aerospace and Defense
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	$1,877	$1,840	0.7%	$1,877
Automobile
CLP Auto Interior Corporation	Senior loan	L + 4.75%	5.01%	06/2013	3,206	3,206	1.2	3,109
Dealer Computer Services, Inc.	Senior loan	L + 3.50%	5.25%	04/2017	2,328	2,316	0.9	2,347
Driven Brands, Inc.	Senior loan	L + 5.00%	6.53%	10/2014	5,907	5,907	2.3	5,907
					11,441	11,429	4.4	11,363
Banking
Bonddesk Group LLC	Senior loan	L + 3.00%	3.26%	08/2012	1,764	1,717	0.7	1,764
Prommis Solutions Inc.	Senior loan	L + 2.75%	5.00%	02/2013	1,240	1,240	0.3	1,141
					3,004	2,957	1.0	2,905
Beverage, Food and Tobacco
ABP Corporation	Senior loan	L + 4.50%	8.50%	02/2013	2,305	2,270	0.9	2,305
Atkins Nutrionals, Inc.	Second lien	L + 9.00%	11.00%	12/2015	5,028	4,929	1.9	5,028
Bertucci's Corporation	Senior loan	L + 9.00%	12.00%	07/2012	1,953	1,911	0.7	1,953
CTI Foods Holding Co., LLC	Senior loan	L + 4.00%	6.00%	06/2015	891	870	0.3	905
Lone Star Beef Processors, L.P.	Senior loan	L + 4.00%	4.46%	05/2013	3,550	3,531	1.4	3,550
Richelieu Foods, Inc.	Senior loan	L + 5.00%	6.75%	11/2015	2,282	2,221	0.9	2,236
Richelieu Foods, Inc.	Senior loan	L + 5.00%	7.11%	11/2015	127	111	-	115
					16,136	15,843	6.1	16,092
Building and Real Estate
American Fire Protection Group, Inc.(5)	Senior loan	L + 6.75%	9.00%	06/2011	4,422	4,373	1.0	2,653
Architectural Testing, Inc.	Senior loan	L + 6.50%	9.50%	05/2013	6,358	6,358	2.4	6,358
ASP PDM Acquisition Co. LLC	Senior loan	L + 2.75%	3.38%	12/2013	608	571	0.2	558
Infiltrator Systems, Inc.	Senior loan	L + 5.50%	8.50%	09/2012	7,799	7,525	2.9	7,643
ITEL Laboratories, Inc.	Senior loan	L + 6.75%	9.75%	03/2014	7,778	7,721	3.0	7,778
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2012	290	289	0.1	281
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2013	2,600	2,597	0.8	2,080
Tecta America Corp.	Senior loan	L + 5.75%	8.00%	12/2011	2,864	2,864	0.7	1,904
					32,719	32,298	11.1	29,255
Cargo Transport
Peco Pallet, Inc.	Senior loan	L + 3.75%	4.01%	06/2013	3,850	3,724	1.5	3,850

Chemicals, Plastics and Rubber
Celanese Holdings LLC	Senior loan	L + 3.00%	3.29%	10/2016	692	601	0.3	689
Styron S.A.R.L.	Senior loan	L + 5.75%	7.50%	06/2016	1,463	1,483	0.6	1,487
Syrgis Holdings, Inc.	Senior loan	L + 5.50%	7.75%	08/2012	291	280	0.1	291
Syrgis Holdings, Inc.	Senior loan	L + 6.00%	8.25%	08/2013	864	825	0.3	864
Syrgis Holdings, Inc.	Senior loan	L + 8.50%	10.75%	02/2014	474	451	0.2	474
					3,784	3,640	1.5	3,805

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
December 31, 2010
(In thousands)
	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Containers, Packaging and Glass
Fort Dearborn Company	Senior loan	L + 5.00%	6.86%	08/2015	$101	$99	-%	$101
Fort Dearborn Company	Senior loan	L + 5.50%	7.37%	08/2016	226	222	0.1	226
Fort Dearborn Company	Senior loan	L + 5.00%	6.76%	08/2015	1,533	1,505	0.6	1,533
Fort Dearborn Company	Senior loan	L + 5.50%	7.26%	08/2016	3,283	3,221	1.3	3,283
Industrial Container Services, LLC	Senior loan	L + 4.00%	4.44%	09/2011	503	497	0.2	503
					5,646	5,544	2.2	5,646
Diversified Conglomerate Manufacturing
Heat Transfer Parent, Inc.	Senior loan	L + 3.00%	3.26%	06/2013	1,811	1,752	0.6	1,576
Neptco Inc.	Senior loan	L + 5.25%	7.25%	03/2013	4,229	4,096	1.4	3,595
Pasternack Enterprises, Inc.	Senior loan	L + 4.50%	6.00%	02/2014	4,779	4,659	1.8	4,779
Tecomet Inc.(3)	Senior loan	L + 5.25%	N/A(4)	12/2015	-	(12)	-	-
Tecomet Inc.	Senior loan	L + 5.25%	7.00%	12/2015	6,000	5,881	2.3	6,000
Vintage Parts, Inc.	Senior loan	L + 5.50%	5.80%	12/2013	7,304	7,239	2.7	7,085
Vintage Parts, Inc.	Senior loan	L + 6.00%	8.50%	12/2013	101	101	-	101
Vintage Parts, Inc.	Senior loan	L + 8.00%	9.75%	12/2013	1,527	1,504	0.6	1,527
					25,751	25,220	9.4	24,663
Diversified Conglomerate Service
Benetech, Inc.	Senior loan	L + 5.00%	5.26%	12/2013	8,845	8,584	3.4	8,845
Compass Group Diversified Holdings, LLC	Senior loan	L + 4.00%	4.29%	12/2013	4,536	4,536	1.7	4,536
Cortz, Inc.	Senior loan	L + 5.50%	8.50%	03/2014	6,426	6,383	2.5	6,426
EAG, Inc.	Senior loan	L + 5.00%	7.25%	07/2015	1,321	1,302	0.5	1,301
NS Holdings, Inc.(3)	Senior loan	L + 6.25%	N/A(4)	06/2015	-	(8)	-	-
NS Holdings, Inc.	Senior loan	L + 4.63%	6.65%	06/2015	2,224	2,183	0.9	2,224
Protection One, Inc.	Senior loan	L + 4.25%	6.00%	06/2016	3,021	3,019	1.2	3,036
Royall & Company	Senior loan	L + 5.00%	6.50%	11/2015	800	784	0.3	784
Savvis Communications Corporation	Senior loan	L + 5.00%	6.75%	08/2016	1,995	1,974	0.8	2,029
The Service Companies, Inc.	Senior loan	L + 6.50%	9.00%	03/2014	5,737	5,630	2.2	5,737
					34,905	34,387	13.5	34,918
Diversified Natural Resources, Precious
Metals, and Minerals
CIBT Holdings(3)	Senior loan	L + 5.00%	N/A(4)	12/2015	-	(4)	-	(4)
CIBT Holdings	Senior loan	L + 5.00%	7.25%	12/2015	1,096	1,074	0.4	1,074
Metal Spinners, Inc.	Senior loan	L + 7.00%	10.00%	12/2014	2,224	2,149	0.9	2,224
Metal Spinners, Inc.(6)	Senior loan	L + 11.00%	14.00%	12/2014	3,101	3,001	1.2	3,103
OnCore Manufacturing LLC	Second lien	L + 8.00%	12.00%	06/2016	3,633	3,561	1.4	3,560
					10,054	9,781	3.9	9,957
Electronics
Cape Electrical Supply LLC	Senior loan	L + 5.75%	7.00%	11/2013	2,317	2,199	0.9	2,269
The Sloan Company, Inc.(6)	Second lien	L + 7.00%	7.27%	10/2012	2,451	2,441	0.9	2,452
Syncsort Incorporated(3)	Senior loan	L + 5.50%	N/A(4)	03/2015	-	(7)	-	-
Syncsort Incorporated	Senior loan	L + 5.50%	7.50%	03/2015	9,750	9,672	3.7	9,750
					14,518	14,305	5.5	14,471
Finance
Nuveen Investments, Inc.	Senior loan	L + 5.50%	5.80%	05/2017	1,078	968	0.4	1,032
Nuveen Investments, Inc.	Senior loan	L + 3.00%	3.30%	11/2014	1,922	1,726	0.7	1,840
Pillar Processing LLC	Senior loan	L + 5.50%	5.80%	11/2013	6,129	6,111	2.2	5,823
Pillar Processing LLC	Senior loan	N/A	14.50%	05/2014	3,125	3,125	1.1	2,969
Wall Street Systems Holdings, Inc.	Senior loan	L + 5.00%	7.00%	05/2013	1,577	1,573	0.6	1,577
Wall Street Systems Holdings, Inc.	Senior loan	L + 5.00%	7.00%	05/2013	3,726	3,674	1.4	3,726
Wall Street Systems Holdings, Inc.	Senior loan	L + 5.00%	8.00%	05/2013	7,875	7,875	3.0	7,875
					25,432	25,052	9.4	24,842
Grocery
JRD Holdings, Inc.	Senior loan	L + 2.25%	2.52%	07/2014	1,241	1,107	0.5	1,233

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
December 31, 2010
(In thousands)
	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Healthcare, Education and Childcare
ADG, LLC	Senior loan	L + 5.75%	8.75%	05/2013	$369	$360	0.1%	$369
ADG, LLC	Senior loan	L + 5.75%	7.76%	05/2013	3,476	3,476	1.3	3,476
Advanced Pain Management Holdings, Inc.	Subordinated debt	N/A	14.00%	06/2016	7,710	7,518	2.9	7,710
Campus Management Acquisition Corp.	Senior loan	L + 5.65%	7.40%	09/2015	5,595	5,489	2.1	5,595
CHS/Community Health Systems	Senior loan	L + 3.50%	3.79%	01/2017	249	247	0.1	249
CHS/Community Health Systems	Senior loan	L + 2.25%	2.54%	07/2014	523	517	0.2	511
Community Hospices of America, Inc.(3)	Senior loan	L + 5.50%	N/A(4)	12/2015	-	(7)	-	(7)
Community Hospices of America, Inc.	Senior loan	L + 5.50%	7.25%	12/2015	5,569	5,459	2.1	5,458
Community Hospices of America, Inc.(6)	Subordinated debt	L + 11.75%	13.75%	06/2016	1,787	1,743	0.7	1,789
DaVita, Inc.	Senior loan	L + 3.00%	4.50%	10/2016	4,000	3,981	1.5	4,043
DDC Center Inc.	Senior loan	L + 6.50%	9.50%	10/2014	8,405	8,405	2.9	7,564
DDC Center Inc.	Senior loan	L + 6.50%	9.50%	10/2014	1,170	1,170	0.4	1,053
Delta Educational Systems, Inc.	Senior loan	L + 4.00%	6.00%	06/2012	3,718	3,608	1.4	3,718
Den-Mat Holdings, LLC(6)	Senior loan	L + 7.50%	8.50%	06/2014	3,322	3,237	0.6	1,661
Excelligence Learning Corporation	Second lien	L + 7.00%	7.26%	11/2013	1,600	1,544	0.6	1,584
G&H Wire Company, Inc.(3)	Senior loan	L + 5.50%	N/A(4)	12/2015	-	(13)	-	-
G&H Wire Company, Inc.	Senior loan	L + 5.50%	7.25%	12/2015	6,000	5,895	2.3	6,000
The Hygenic Corporation	Senior loan	L + 2.50%	2.81%	04/2013	2,477	2,424	0.9	2,403
Integrated DNA Technologies, Inc.(6)	Subordinated debt	N/A	14.00%	04/2015	3,800	3,741	1.5	3,800
Integrated DNA Technologies, Inc.(3)	Subordinated debt	N/A	N/A(4)	04/2015	-	(14)	-	-
Sterilmed, Inc.	Senior loan	L + 6.25%	7.75%	07/2016	3,119	3,119	1.2	3,119
Sterilmed, Inc.(3)	Senior loan	L + 6.25%	N/A(4)	07/2015	-	(9)	-	-
Surgical Information Systems, LLC	Second lien	L + 5.75%	7.25%	12/2015	5,143	5,041	2.0	5,143
TIDI Products, LLC	Senior loan	L + 5.00%	6.50%	05/2015	2,575	2,575	1.0	2,575
TIDI Products, LLC(3)	Senior loan	L + 5.00%	N/A(4)	05/2015	-	(6)	-	-
United Surgical Partners International, Inc.	Senior loan	L + 2.00%	2.27%	04/2014	1,525	1,525	0.6	1,477
Universal Health Services, Inc.	Senior loan	L + 4.00%	5.50%	11/2016	1,664	1,639	0.6	1,690
Warner Chilcott Corporation	Senior loan	L + 4.25%	6.50%	02/2016	1,015	1,005	0.4	1,026
					74,811	73,669	27.4	72,006
Home and Office Furnishings,
Housewares, and Durable Consumer
Top Knobs USA, Inc.	Senior loan	L + 5.75%	8.00%	11/2016	1,241	1,217	0.5	1,241
Zenith Products Corporation	Senior loan	L + 5.00%	5.39%	09/2013	4,417	4,342	1.7	4,373
					5,658	5,559	2.2	5,614
Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group, Inc.(3)	Senior loan	L + 7.50%	N/A(4)	09/2015	-	(22)	-	-
Competitor Group, Inc.(3)	Senior loans	L + 7.50%	N/A(4)	03/2012	-	(93)	-	-
Competitor Group, Inc.	Senior loan	L + 7.50%	9.50%	09/2015	8,290	8,097	3.2	8,290
Melissa & Doug, LLC	Senior loan	L + 5.00%	6.75%	12/2016	1,303	1,289	0.5	1,289
Octane Fitness, LLC	Senior loan	L + 4.60%	4.83%	03/2013	4,675	4,555	1.7	4,442
Optronics Product Company, Inc.	Senior loan	L + 3.75%	5.75%	12/2012	97	94	-	97
Optronics Product Company, Inc.	Second lien	L + 7.25%	8.25%	12/2013	2,489	2,386	1.0	2,489
Premier Yachts, Inc.(3)	Senior loan	L + 5.50%	N/A(4)	12/2015	-	(3)	-	(3)
Premier Yachts, Inc.	Senior loan	L + 5.50%	7.00%	12/2015	864	846	0.3	846
Pride Manufacturing Company, LLC	Senior loan	L + 5.50%	7.25%	11/2015	839	823	0.3	822
Regal Cinemas Corporation	Senior loan	L + 3.50%	3.80%	11/2016	1,489	1,294	0.6	1,498
					20,046	19,266	7.6	19,770
Oil and Gas
Tri-County Petroleum, Inc.	Senior loan	L + 4.25%	4.55%	08/2013	3,647	3,565	1.4	3,647
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
December 31, 2010
(In thousands)
	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Personal and Non-Durable Consumer
Products
Dr. Miracles, Inc.	Senior loan	L + 5.50%	8.00%	03/2014	$3,660	$3,621	1.4%	$3,587
Strategic Partners, Inc.(6)	Subordinated debt	N/A	14.00%	02/2017	9,636	9,380	3.7	9,636
					13,296	13,001	5.1	13,223
Personal, Food and Miscellaneous
Services
Focus Brands, Inc.	Senior loan	L + 5.50%	7.25%	11/2016	4,591	4,479	1.8	4,591
Vetcor Merger Sub LLC(3)	Senior loan	L + 7.25%	N/A(4)	02/2015	-	(243)	-	-
Vetcor Merger Sub LLC	Senior loan	L + 7.25%	9.25%	02/2015	2,500	2,500	1.0	2,500
					7,091	6,736	2.8	7,091

Printing and Publishing
Market Track, LLC(3)	Senior loan	L + 7.75%	N/A(4)	11/2015	-	(29)	-	-
Market Track, LLC	Senior loan	L + 7.75%	9.25%	11/2015	16,350	16,043	6.3	16,350
Monotype Imaging, Inc.	Senior loan	L + 3.75%	3.76%	07/2012	1,156	1,116	0.4	1,156
Trade Service Company, LLC	Senior loan	N/A	14.00%	01/2013	2,085	2,032	0.8	2,085
					19,591	19,162	7.5	19,591
Retail Stores
Container Store, Inc.	Senior loan	L + 3.00%	3.29%	08/2014	6,777	6,342	2.4	6,371
DTLR, Inc.	Second Lien	L + 8.00%	11.00%	12/2015	6,011	5,862	2.3	6,011
Fasteners for Retail, Inc.	Senior loan	L + 4.50%	4.78%	12/2012	1,964	1,858	0.7	1,896
IL Fornaio (America) Corporation	Senior loan	L + 3.00%	3.29%	03/2013	4,754	4,504	1.7	4,516
The Marshall Retail Group, LLC	Senior loan	L + 4.50%	7.25%	04/2013	3,022	2,921	1.2	3,022
The Marshall Retail Group, LLC	Senior loan	L + 6.50%	9.25%	04/2013	2,100	2,045	0.8	2,100
Rubio's Restuarants, Inc.	Senior loan	L + 7.00%	8.75%	06/2015	9,677	9,490	3.7	9,677
					34,305	33,022	12.8	33,593
Telecommunications
MetroPCS Wireless, Inc.	Senior loan	L + 2.25%	2.56%	11/2013	246	214	0.1	247
MetroPCS Wireless, Inc.	Senior loan	L + 3.50%	3.81%	11/2016	2,685	2,299	1.0	2,702
Springboard Finance LLC	Senior loan	L + 5.00%	7.00%	02/2015	1,971	1,959	0.8	1,980
West Corporation(3)	Senior loan	L + 3.00%	N/A(4)	10/2012	-	(210)	(0.2)	(500)
					4,902	4,262	1.7	4,429
Textiles and Leather
Gammill, Inc.	Senior loan	L + 7.50%	9.50%	09/2011	400	395	0.2	400
Gammill, Inc.	Senior loan	L + 8.00%	10.00%	09/2012	4,116	4,040	1.6	4,116
					4,516	4,435	1.8	4,516
Utilities
Itron, Inc.	Senior loan	L + 3.50%	3.77%	04/2014	869	793	0.3	875
NRG Energy, Inc.	Senior loan	L + 1.75%	2.04%	02/2013	368	342	0.1	366
NRG Energy, Inc.	Senior loan	L + 3.25%	3.55%	08/2015	1,753	1,626	0.7	1,757
				.	2,990	2,761	1.1	2,998

Total debt investments United States (cost $372,565)					$381,211	$372,565	142.1%	$371,355

Fair Value as a percentage of Principal Amount								97.4%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
December 31, 2010
(In thousands)
	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount / Shares	Cost	Percentage of Total Net Assets	Fair Value
Equity investments
Aerospace and Defense
Whitcraft LLC	Common stock	N/A	N/A	N/A	$670	$670	0.3%	$670
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	117
					670	670	0.3	787
Beverage, Food and Tobacco
Atkins Nutrionals, Inc.	LLC interest	N/A	N/A	N/A	838	838	0.3	838
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	0.1	220
					1,058	1,058	0.4	1,058
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	-	67
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1,273	1,273	0.5	1,273
G & H Wire Company, Inc	LP Interest	N/A	N/A	N/A	102	102	-	102
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	414	414	0.2	414
					1,856	1,856	0.70	1,856
Home and Office Furnishings,
Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	73	73	-	73

Personal and Non-Durable Consumer
Products
Strategic Partners, Inc.	LLC interest	N/A	N/A	N/A	1,691	1,691	0.6	1,691

Retail Stores
Rubio's Restuarants, Inc.	Preferred stock	N/A	N/A	N/A	945	945	0.4	945

Total equity investments United States (cost $6,293)					$6,293	$6,293	2.4%	6,410

Total United States (cost $378,858)					$387,504	$378,858	144.5%	$377,765

Total investments (cost $383,507)					$392,153	$383,507	146.3%	$382,414
____________________________________
(1)
The majority of the investments bear interest at a rate that may be determined by reference to LIBOR (L) or Prime (P) and which reset daily, quarterly or semi-annually.  For each we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at December 31, 2010.  Certain investments are subject to a LIBOR or Prime interest rate floor.  For fixed rate loans, a spead above a reference rate is not applicable.

(2)   For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at December 31, 2010.
(3)   A negative value is due to the capitalized discount on the loan or the unfunded commitment being valued below par.
(4)   The entire commitment was unfunded at Decenber 31, 2010.  As such, no interest is being earned on this investment.
(5)   Loan was on non-accrual status as of December 31, 2010.
(6)   A portion of the interest may be deferred through a payment-in-kind interest (“PIK”) rate option.
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2010
(In thousands)
	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Net Assets	Fair Value
Investments, at fair value
Canada
Debt investments
Diversified Conglomerate Service
Open Text Corporation	Senior loan	L + 2.25%	2.51%	10/2013	$1,310	$1,146	0.5%	$1,297

Leisure, Amusement, Motion Pictures,
Entertainment
Extreme Fitness, Inc.	Senior loan	L + 7.50%	11.50%	03/2012	4,649	4,649	1.8	4,649

Total Canada (cost $5,795)					$5,959	$5,795	2.3%	$5,946

Fair Value as percentage of Principal Amount								99.8%

United States
Debt investments
Aerospace and Defense
Thermal Solutions LLC	Senior loan	L + 4.75%	6.00%	03/2011	$38	$38	-%	$38
Thermal Solutions LLC	Senior loan	L + 5.25%	7.50%	03/2012	1,875	1,864	0.7	1,818
					1,913	1,902	0.7	1,856
Automobile
CLP Auto Interior Corporation	Senior loan	L + 4.75%	5.01%	06/2013	3,223	3,223	1.2	3,126
Dealer Computer Services, Inc.	Senior loan	L + 3.50%	5.25%	04/2017	2,414	2,402	0.9	2,420
Driven Brands, Inc.	Senior loan	L + 5.00%	6.53%	10/2014	5,944	5,944	2.3	5,944
					11,581	11,569	4.4	11,490
Banking
Bonddesk Group LLC	Senior loan	L + 3.00%	3.26%	08/2012	1,884	1,827	0.7	1,847
Prommis Solutions Inc.	Senior loan	L + 2.75%	3.05%	02/2013	1,519	1,519	0.5	1,474
					3,403	3,346	1.2	3,321
Beverage, Food and Tobacco
Lone Star Beef Processors, L.P.	Senior loan	L + 4.00%	4.75%	05/2013	3,580	3,559	1.4	3,580
ABP Corporation	Senior loan	L + 4.50%	8.50%	02/2013	2,322	2,282	0.9	2,322
Bertucci's Corporation	Senior loan	L + 9.00%	12.00%	07/2012	1,964	1,915	0.8	1,964
CTI Foods Holding Co., LLC	Senior loan	L + 4.00%	6.00%	06/2015	893	885	0.3	871
					8,759	8,641	3.4	8,737
Building and Real Estate
American Fire Protection Group, Inc.(5)	Senior loan	L + 6.75%	9.00%	06/2011	4,422	4,346	1.2	3,095
Architectural Testing, Inc.	Senior loan	L + 6.50%	9.50%	05/2013	6,497	6,497	2.5	6,497
Infiltrator Systems, Inc.	Senior loan	L + 5.50%	8.50%	09/2012	7,819	7,505	2.9	7,507
ITEL Laboratories, Inc.	Senior loan	L + 6.75%	9.75%	03/2014	7,826	7,764	3.0	7,826
ASP PDM Acquisition Co. LLC	Senior loan	L + 2.75%	3.35%	12/2013	608	570	0.2	560
Best Lighting Products, Inc.	Senior loan	L + 8.00%	10.00%	08/2012	2,432	2,370	0.9	2,432
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2012	343	342	0.1	332
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2013	2,600	2,596	0.8	2,080
Tecta America Corp.	Senior loan	L + 5.75%	6.58%	12/2011	2,864	2,864	0.7	1,904
					35,411	34,854	12.3	32,233
Cargo Transport
The Kenan Advantage Group, Inc.	Senior loan	L + 4.50%	3.59%	06/2016	244	233	0.1	248
The Kenan Advantage Group, Inc.	Senior loan	L + 4.50%	6.25%	06/2016	3,327	3,262	1.3	3,351
Peco Pallet, Inc.	Senior loan	L + 3.75%	4.01%	06/2013	3,978	3,835	1.5	3,939
					7,549	7,330	2.9	7,538
Chemicals, Plastics and Rubber
Celanese Holdings LLC	Senior loan	L + 3.00%	3.53%	10/2016	693	598	0.3	682
Styron S.A.R.L.	Senior loan	L + 5.75%	7.50%	06/2016	1,481	1,502	0.6	1,505
Syrgis Holdings, Inc.	Senior loan	L + 5.50%	7.75%	08/2012	326	312	0.1	326
Syrgis Holdings, Inc.	Senior loan	L + 6.00%	8.25%	08/2013	864	821	0.3	864
Syrgis Holdings, Inc.	Senior loan	L + 8.50%	10.75%	02/2014	474	449	0.2	474
					3,838	3,682	1.5	3,851

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (Continued)
September 30, 2010
(In thousands)
	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Containers, Packaging and Glass
Fort Dearborn Company	Senior loan	L + 5.00%	6.86%	08/2015	$102	$100	-%	$102
Fort Dearborn Company	Senior loan	L + 5.50%	7.37%	08/2016	227	222	0.1	227
Fort Dearborn Company	Senior loan	L + 5.00%	6.75%	08/2015	1,553	1,523	0.6	1,553
Fort Dearborn Company	Senior loan	L + 5.50%	7.25%	08/2016	3,291	3,226	1.3	3,291
Pelican Products, Inc.	Senior loan	L + 5.00%	7.75%	01/2013	77	72	-	77
Pelican Products, Inc.	Senior loan	L + 5.00%	7.75%	01/2014	2,861	2,647	1.1	2,861
Industrial Container Services, LLC	Senior loan	L + 4.00%	4.53%	09/2011	754	743	0.3	754
					8,865	8,533	3.4	8,865
Diversified Conglomerate Manufacturing
Neptco Inc.	Senior loan	L + 5.25%	7.25%	03/2013	4,317	4,166	1.4	3,669
Pasternack Enterprises, Inc.	Senior loan	L + 4.50%	6.00%	02/2014	4,779	4,646	1.8	4,779
Vintage Parts, Inc.	Senior loan	L + 5.50%	5.79%	12/2013	6,551	6,480	2.5	6,551
Heat Transfer Parent, Inc.	Senior loan	L + 3.00%	3.26%	06/2013	1,833	1,766	0.6	1,595
					17,480	17,058	6.3	16,594
Diversified Conglomerate Service
Benetech, Inc.	Senior loan	L + 5.00%	5.26%	12/2013	8,845	8,562	3.3	8,668
Compass Group Diversified Holdings, LLC	Senior loan	L + 4.00%	4.50%	12/2013	4,566	4,566	1.8	4,566
Cortz, Inc.	Senior loan	L + 5.50%	8.50%	03/2014	6,540	6,493	2.5	6,540
NS Holdings, Inc.	Senior loan	L + 4.63%	6.64%	06/2015	2,238	2,194	0.9	2,238
NS Holdings, Inc.(3)	Senior loan	L + 6.25%	N/A(4)	06/2015	-	(8)	-	-
Protection One, Inc.	Senior loan	L + 4.25%	6.00%	06/2016	3,142	3,132	1.2	3,150
Savvis Communications Corporation	Senior loan	L + 5.00%	6.75%	08/2016	2,000	1,978	0.8	2,012
The Service Companies, Inc.	Senior loan	L + 6.50%	8.50%	03/2014	5,792	5,676	2.2	5,792
					33,123	32,593	12.7	32,966
Diversified Natural Resources, Precious
Metals, and Minerals
Metal Spinners, Inc.	Senior loan	L + 7.00%	10.00%	12/2014	2,284	2,202	0.9	2,284
Metal Spinners, Inc.	Senior loan	L + 8.00%	11.00%	12/2014	3,085	2,979	1.1	2,900
Virginia Explosives & Drilling Company, Inc.	Senior loan	L + 7.00%	10.50%	05/2011	170	162	0.1	170
Virginia Explosives & Drilling Company, Inc.	Senior loan	L + 7.00%	10.50%	10/2011	2,852	2,739	1.0	2,709
					8,391	8,082	3.1	8,063
Electronics
Cape Electrical Supply LLC	Senior loan	L + 5.75%	6.75%	11/2013	2,435	2,300	0.9	2,386
The Sloan Company, Inc.	Second lien loan	L + 5.50%	5.76%	10/2012	2,442	2,430	0.9	2,442
Syncsort Incorporated(3)	Senior loan	L + 5.50%	N/A(4)	03/2015	-	(8)	-	-
Syncsort Incorporated	Senior loan	L + 5.50%	7.50%	03/2015	9,875	9,658	3.8	9,875
					14,752	14,380	5.6	14,703
Finance
Nuveen Investments, Inc.	Senior loan	L + 3.00%	3.29%	11/2014	3,000	2,685	1.0	2,705
eVestment Alliance Holdings, LLC	Senior loan	L + 6.50%	9.50%	05/2014	7,128	7,013	2.7	7,128
Pillar Processing LLC	Senior loan	L + 5.50%	5.79%	11/2013	6,216	6,196	2.4	6,216
Pillar Processing LLC	Senior loan	N/A	14.50%	05/2014	3,125	3,125	1.2	3,125
Wall Street Systems Holdings, Inc.	Senior loan	L + 5.00%	8.00%	05/2013	7,875	7,875	3.0	7,875
					27,344	26,894	10.3	27,049
Grocery
JRD Holdings, Inc.	Senior loan	L + 2.25%	2.51%	07/2014	1,241	1,097	0.5	1,195
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (Continued)
September 30, 2010
(In thousands)
	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Healthcare, Education and Childcare
ADG, LLC	Senior loan	L + 5.75%	7.78%	05/2013	$3,701	$3,652	1.4%	$3,701
ADG, LLC(3)	Senior loan	L + 5.75%	N/A(4)	05/2013	-	(10)	-	-
Campus Management Acquisition Corp.	Senior loan	L + 5.65%	7.40%	09/2015	5,595	5,483	2.1	5,595
CHS/Community Health Systems	Senior loan	L + 2.25%	2.55%	07/2014	773	763	0.3	734
Community Hospices of America, Inc.	Senior loan	L + 5.00%	8.00%	01/2011	990	985	0.4	990
Community Hospices of America, Inc.	Second lien loan	L + 9.50%	12.50%	04/2011	4,865	4,846	1.9	4,865
DaVita, Inc.	Senior loan	L + 1.50%	1.76%	10/2012	5,000	4,646	1.9	4,989
DDC Center Inc.	Senior loan	L + 6.50%	9.50%	10/2014	9,652	9,652	3.3	8,687
Delta Educational Systems, Inc.	Senior loan	L + 4.00%	6.00%	06/2012	4,140	3,997	1.6	4,140
Den-Mat Holdings, LLC	Senior loan	L + 3.25%	4.25%	06/2014	3,287	3,195	0.6	1,643
Excelligence Learning Corporation	Second lien loan	L + 7.00%	7.26%	11/2013	1,600	1,539	0.6	1,584
The Hygenic Corporation	Senior loan	L + 2.50%	2.80%	04/2013	2,483	2,425	0.9	2,384
Integrated DNA Technologies, Inc.	Subordinated debt	N/A	12.00%	04/2015	3,800	3,737	1.5	3,800
Integrated DNA Technologies, Inc.(3)	Subordinated debt	N/A	N/A(4)	04/2015	-	(14)	-	-
ReachOut Healthcare America Ltd	Senior loan	L + 5.00%	8.00%	08/2013	6,242	6,226	2.4	6,242
Renal Advantage Holdings, Inc.	Senior loan	L + 4.50%	6.00%	06/2016	1,000	1,005	0.4	1,006
Sterilmed, Inc.	Senior loan	L + 6.25%	7.75%	07/2016	3,139	3,077	1.2	3,139
Sterilmed, Inc.(3)	Senior loan	L + 6.25%	N/A(4)	07/2015	-	(9)	-	-
TIDI Products, LLC	Senior loan	L + 5.00%	6.50%	05/2015	2,608	2,560	1.0	2,608
TIDI Products, LLC(3)	Senior loan	L + 5.00%	N/A(4)	05/2015	-	(6)	-	-
United Surgical Partners International, Inc.	Senior loan	L + 2.00%	2.26%	04/2014	1,529	1,529	0.6	1,450
Universal Health Services, Inc.	Senior loan	L + 4.00%	5.50%	11/2016	1,664	1,639	0.6	1,675
Warner Chilcott Corporation	Senior loan	L + 4.25%	6.50%	02/2016	1,510	1,495	0.6	1,519
Warner Chilcott Corporation	Senior loan	L + 4.25%	6.50%	02/2016	490	485	0.2	493
					64,068	62,897	23.5	61,244
Home and Office Furnishings,
Housewares, and Durable Consumer
Top Knobs USA, Inc.	Senior loan	L + 6.25%	8.25%	02/2014	2,751	2,669	1.0	2,724
Zenith Products Corporation	Senior loan	L + 5.00%	5.49%	09/2013	4,878	4,787	1.8	4,732
					7,629	7,456	2.8	7,456
Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group, Inc.	Senior loan	L + 7.50%	9.50%	09/2015	81	58	-	81
Competitor Group, Inc.(3)	Senior loans	L + 7.50%	N/A(4)	03/2012	-	(114)	-	-
Competitor Group, Inc.	Senior loan	L + 7.50%	9.50%	09/2015	8,395	8,189	3.2	8,395
Octane Fitness, LLC	Senior loan	L + 4.60%	5.11%	03/2013	4,675	4,541	1.7	4,442
Optronics Product Company, Inc.	Senior loan	L + 3.75%	5.75%	12/2012	176	168	0.1	176
Optronics Product Company, Inc.	Second lien loan	L + 7.25%	8.25%	12/2013	2,489	2,377	1.0	2,489
Premier Yachts, Inc.	Senior loan	L + 3.75%	4.01%	08/2012	1,037	994	0.4	1,026
Premier Yachts, Inc.	Senior loan	L + 7.00%	7.26%	08/2013	568	547	0.2	568
Regal Cinemas Corporation	Senior loan	L + 3.50%	3.79%	11/2016	1,493	1,289	0.6	1,487
					18,914	18,049	7.2	18,664
Oil and Gas
Tri-County Petroleum, Inc.	Senior loan	L + 4.25%	4.52%	08/2013	3,666	3,576	1.4	3,629

Personal and Non-Durable Consumer
Products
Dr. Miracles, Inc.	Senior loan	L + 5.50%	8.00%	03/2014	3,766	3,723	1.4	3,766
Strategic Partners, Inc.	Subordinated debt	N/A	12.00%	02/2017	9,636	9,367	3.7	9,635
					13,402	13,090	5.1	13,401
Personal, Food and Miscellaneous
Services
Aramark Corporation	Senior loan	L + 0.00%	0.11%	01/2014	64	55	-	61
Aramark Corporation	Senior loan	L + 0.00%	0.11%	07/2016	115	98	-	113
Aramark Corporation	Senior loan	L + 3.25%	3.54%	07/2016	1,752	1,490	0.7	1,722
Aramark Corporation	Senior loan	L + 1.88%	2.16%	01/2014	794	682	0.3	758
Focus Brands, Inc.	Senior loan	L + 5.00%	5.29%	03/2011	4,952	4,905	1.9	4,951
					7,677	7,230	2.9	7,605

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (Continued)
September 30, 2010
(In thousands)
	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount / Shares	Cost	Percentage of Total Net Assets	Fair Value
Printing and Publishing
Monotype Imaging, Inc.	Senior loan	L + 3.75%	4.01%	07/2012	$1,378	$1,323	0.5%	$1,379
Trade Service Company, LLC	Senior loan	N/A	14.00%	01/2013	2,085	2,026	0.8	2,084
					3,463	3,349	1.3	3,463
Retail Stores
Container Store, Inc.	Senior loan	L + 3.00%	3.32%	08/2014	6,794	6,329	2.4	6,251
Fasteners for Retail, Inc.	Senior loan	L + 3.50%	4.83%	12/2012	1,964	1,844	0.7	1,884
IL Fornaio (America) Corporation	Senior loan	L + 3.00%	3.30%	03/2013	4,768	4,490	1.7	4,434
The Marshall Retail Group, LLC	Senior loan	L + 4.50%	7.25%	04/2013	3,103	2,988	1.2	3,103
The Marshall Retail Group, LLC	Senior loan	L + 6.50%	9.25%	04/2013	2,100	2,039	0.8	2,100
Rubio's Restuarants, Inc.	Senior loan	L + 7.00%	8.75%	06/2015	9,738	9,539	3.7	9,738
					28,467	27,229	10.5	27,510
Telecommunications
MetroPCS Wireless, Inc.	Senior loan	L + 2.25%	2.56%	11/2013	247	211	0.1	243
MetroPCS Wireless, Inc.	Senior loan	L + 3.50%	3.81%	11/2016	2,692	2,288	1.0	2,672
Springboard Finance LLC	Senior loan	L + 5.00%	7.00%	02/2015	1,997	1,984	0.8	2,009
West Corporation(3)	Senior loan	L + 2.00%	N/A(4)	10/2012	-	(239)	(0.3)	(700)
					4,936	4,244	1.6	4,224
Textiles and Leather
Gammill, Inc.	Senior loan	L + 7.50%	9.50%	09/2011	415	409	0.2	415
Gammill, Inc.	Senior loan	L + 8.00%	10.00%	09/2012	4,285	4,193	1.6	4,284
					4,700	4,602	1.8	4,699
Utilities
Covanta Energy Corporation	Senior loan	L + 0.00%	0.43%	02/2014	1,000	869	0.4	957
Covanta Energy Corporation	Senior loan	L + 1.50%	2.00%	02/2014	1,960	1,703	0.7	1,877
Itron, Inc.	Senior loan	L + 3.50%	3.76%	04/2014	875	793	0.3	876
NRG Energy, Inc.	Senior loan	L + 1.50%	1.98%	02/2013	2,223	2,057	0.9	2,221
					6,058	5,422	2.3	5,931

Total debt investments (cost $337,105)					$346,630	$337,105	129.1%	$336,287

Fair Value as a percentage of Principal Amount								97.0%

Equity investments
Personal and Non-Durable Consumer
Products
Strategic Partners, Inc.	LLC interest	N/A	N/A	N/A	1,691	$1,691	0.6%	$1,691

Retail Stores
Rubio's Restuarants, Inc.	Preferred stock	N/A	N/A	N/A	945	945	0.4	945

Total equity investments (cost $2,636)					$2,636	$2,636	1.0%	$2,636

Total United States (cost $339,741)					$349,266	$339,741	130.1%	$338,923

Total investments (cost $345,536)					$355,225	$345,536	132.4%	$344,869
__________________________________
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
(3)   A negative value is due to the capitalized discount on the loan or the unfunded commitment being valued below par.
(4)   The entire commitment was unfunded at September 30, 2010.  As such, no interest is being earned on this investment.
(5)   Loan was on non-accrual status as of September 30, 2010.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 1.  Organization

Golub Capital BDC, Inc. (“GBDC” and together with its subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company. GBDC has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, GBDC intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On April 13, 2010, Golub Capital BDC LLC (“GC LLC”) converted from a Delaware limited liability company to a Delaware corporation, leaving GBDC as the surviving entity (the “Conversion”). At the time of the Conversion, all limited liability company interests were exchanged for 8,984,863 shares of common stock in GBDC. GBDC had no assets or operations prior to the Conversion, and as a result, the books and records of GC LLC have become the books and records of the surviving entity.

On April 14, 2010, GBDC priced its initial public offering (the “Offering”), selling 7,100,000 shares of its common stock at a public offering price of $14.50 per share. Concurrent with the Offering, an additional 1,322,581 shares were sold through a private placement, also at $14.50 per share. On May 19, 2010, an additional 305,000 shares at $14.50 were issued upon the exercise of the underwriters’ over-allotment option.

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

On July 16, 2010, the Company completed a $300,000 term Debt Securitization (defined in Note 6). The notes offered in the Debt Securitization were issued by Golub Capital BDC 2010-1 LLC, a newly formed, indirect subsidiary of the Company (the “Issuer”), and are secured by the assets held within the Issuer. The transaction was executed through a private placement of approximately $174,000 of Aaa/AAA Class A Notes of the Issuer. Golub Capital BDC 2010-1 Holdings LLC, a direct subsidiary of the Company, retained all of the Class B and Subordinated Notes, which totaled approximately $126,000 and retained all the membership interest in the Issuer. Assets related to transactions that do not meet Accounting Standards Codification (“ASC”) Topic 860— Transfers and Servicing requirements for accounting sale treatment are reflected in the consolidated statements of financial condition of the Company as investments. Those assets are owned by the Issuer, a special purpose entity that is consolidated in the Company’s financial statements, the creditors of the Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or any affiliate of the Company). For further information on the Debt Securitization, see Note 6.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

On August 24, 2010, GC SBIC IV, L.P., a wholly owned subsidiary of the Company, received approval for a license from the United States Small Business Administration (“SBA”) to operate a Small Business Investment Company (“SBIC”). As an SBIC, GC SBIC IV L.P. is subject to oversight and regulation by the SBA concerning the size and nature of companies in which it may invest as well as the structures of those investments.

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

The Company applied for exemptive relief from the U.S. Securities and Exchange Commission (“SEC”) on July 9, 2010 and filed an amended application on November 12, 2010 to permit it to exclude the debt of GC SBIC IV, L.P. that is guaranteed by the SBA from the Company’s 200% asset coverage test under the 1940 Act. If the Company receives an exemption for this SBA debt, the Company would have increased flexibility under the 200% asset coverage test.

The Company’s investment strategy is to invest in senior secured, unitranche, mezzanine and second lien loans to middle market companies that are, in most cases, sponsored by private equity investors. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Prior to April 14, 2010, Golub Capital Incorporated served as the investment adviser for the Company.

Note 2.  Accounting Policies and Recent Accounting Updates

Basis of Presentation:  The accompanying consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

Accounting Standards Codification:  In June 2009, the Financial Accounting Standards Board, “FASB” issued Accounting Standards Codification TM (the “Codification”) which is the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification combines all authoritative standards into a comprehensive, topically organized online database. One level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission (“SEC”). All other accounting literature excluded from the Codification is considered non-authoritative.

Fair value of financial instruments:  The Company applies fair value to substantially all of its financial instruments in accordance with ASC Topic 820— Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Segments:  In accordance with ASC Topic 280— Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

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

Revenue recognition:  Investments and related investment income: The Company’s board of directors (the “Board”) determines the fair value of its portfolio investments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. In addition, the Company may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income.  The Company records prepayment premiums on loans as interest income. When the Company receives principal payments on a loan in an amount that exceeds its amortized cost, it records the excess principal payment as interest income.  For the three months ended December 31, 2010 and 2009, interest income included $1,953 and $3,092 of such amounts, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For investments with contractual payment-in-kind interest (“PIK”), which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2010 and December 31, 2009, the Company recorded PIK income of $139 and $55, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Non-accrual loans:A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The total fair value of non-accrual loans was $2,653 and $3,095 as of December 31, 2010 and September 30, 2010 respectively.

Income taxes:  The Company intends to elect to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. The Company has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three-month periods ending December 31, 2010 and 2009, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740— Income Taxes. ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at December 31, 2010 and September 30, 2010. The 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Dividends and Distributions:  Dividends and distributions to common stockholders are recorded on the declaration date. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and the Company declares, a cash distribution, then stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The Company may use newly issued shares to implement the plan (especially if the Company’s shares are trading at a premium to net asset value), or the Company may purchase shares in the open market in connection with the obligations under the plan. In particular, if the Company’s shares are trading at a significant discount to net asset value and the Company is otherwise permitted under applicable law to purchase such shares, the Company intends to purchase shares in the open market in connection with any obligations under its dividend reinvestment plan.

Deferred financing costs:  Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2010 and September 30, 2010, the Company had deferred financing costs of $3,548 and $2,748, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three months ended December 31, 2010 and 2009 was $168 and zero, respectively.

Deferred offering costs:  Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of the Offering. Deferred offering costs are charged against the proceeds from equity offerings when received.  Deferred offering costs are included in Other assets on the consolidated statements of financial condition.

Earnings and net asset value per share:  For historical periods prior to April 1, 2010, the Company did not have common shares outstanding or an equivalent and therefore earnings per share and weighted average shares outstanding information for historical periods prior to April 1, 2010 are not provided.

Note 3.  Related Party Transactions

Investment Advisory and Management Agreement

On April 14, 2010, GBDC entered into the Investment Advisory Agreement with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Investment Advisory Agreement was subsequently amended on July 16, 2010. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee.

The base management fee is calculated at an annual rate equal to 1.375% of average adjusted gross assets at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents and including assets purchased with borrowed funds and securitization-related assets) and is payable quarterly in arrears. To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. Prior to the Offering, the base management fee was calculated at an annual rate of 0.75% of the value of the GCMF investments under the terms of GCMF’s Sale and Servicing Agreement with Golub Capital Incorporated (the “Investment Manager”).

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

Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, as defined below, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that the Company has not yet received in cash.

Incentive fees are calculated and payable quarterly in arrears (or, upon termination of the Investment Advisory Agreement, as of the termination date) (a “Performance Period”). The Investment Adviser is not under any obligation to reimburse the Company for any part of the incentive fee it received that was based on accrued income that is never actually received.

The income and capital gains incentive fee calculation (the “Income and Capital Gain Incentive Fee Calculation”) has two parts, the income component and the capital gains component. The income component is calculated quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter.

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the income component, it is possible that an incentive fee may be calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the income component will result in a positive value and an incentive fee will be paid unless the payment of such incentive fee would cause the Company to pay incentive fees on a cumulative basis that exceed 20.0% of Cumulative Pre-Incentive Fee Net Investment Income. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% quarterly. If market interest rates rise, GBDC may be able to invest funds in debt instruments that provide for a higher return, which would increase Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our Pre-Incentive Fee Net Investment Income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets) used to calculate the 1.375% base management fee annual rate. The Company calculates the income component of the Income and Capital Gain Incentive Fee Calculation with respect to our Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

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

The Incentive Fee will not be paid at any time if, after such payment, the cumulative Incentive Fees paid to date would be greater than 20.0% of the Company’s cumulative Pre-Incentive Fee Net Income since the election to be treated as a BDC. Such amount, less any Incentive Fees previously paid, is referred to as the Incentive Fee Cap. If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the Incentive Fee calculated above, then the difference between the Incentive Fee and the Incentive Fee Cap will not be paid by GBDC, and will not be received by the Investment Adviser as an Incentive Fee either at the end of such relevant period or at the end of any future period.

Administration Agreement

GBDC has also entered into an administration agreement (the “Administration Agreement”) with GC Service Company, LLC (the “Administrator”). Under the Administration Agreement, the Administrator furnishes GBDC with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides GBDC with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct GBDC’s day-to-day operations. GBDC reimburses the Administrator the allocable portion (subject to the review and approval of the Board) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and GBDC’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third party asset managers.  Under the Administration Agreement, the Administrator will also provide managerial assistance to those portfolio companies to which GBDC is required to provide such assistance and will be paid an additional amount based on the services provided, not to exceed the amount GBDC receives from such portfolio companies.

Included in accounts payable and accrued expenses is $174 and $142 as of December 31, 2010 and September 30, 2010 for allocated shared services under the Administration Agreement.

Other Related Party Transactions

Prior to the Offering, the Investment Manager paid for certain unaffiliated third-party expenses on behalf of GCMF, all of which were subsequently reimbursed directly with cash or through a member’s equity contribution. Subsequent to the Offering, the Investment Adviser, an affiliate of the Investment Manager, pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include, but are not limited to, postage,printing, and office supplies.  These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Investment Adviser and the Investment Manager, as applicable, for the three months ended December 31, 2010 and 2009 were $131 and $225, respectively. Of these amounts, for the three months ended December 31, 2010 and 2009, zero and $225 were reimbursed via a members’ equity contribution, respectively.

As of December 31, 2010 and September 30, 2010, included in accounts payable and accrued expenses is $99 and $116, respectively, for accrued expenses paid on behalf of the Company by the Investment Adviser.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

On December 23, 2009, GC LLC’s wholly owned subsidiary and predecessor, GCMF, agreed to distribute six portfolio assets to GC LLC. GC LLC then distributed these portfolio assets to Golub Capital Company IV, LLC, Golub Capital Company V, LLC, and Golub Capital VI, LLC (the “Capital Companies”) pro rata in accordance with the ownership interest in GC LLC held by each of the Capital Companies. The Capital Companies made an aggregate cash contribution of $21,300 to GC LLC, which GC LLC subsequently contributed to GCMF. Under the terms of GC LLC’s terminated credit facility, GC LLC was required to complete the distribution of these assets based on their par value, and the $21,300 aggregate cash contribution by the Capital Companies represented the par value of the distributed assets. At the time of the transfer, the aggregate fair value of such distributed assets was $13,500.

Note 4.  Investments

Investments and cash and cash equivalents consisted of the following:

	December 31, 2010			September 30, 2010
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$235,050	$229,496	$226,809	$235,826	$228,308	$227,048
Unitranche	99,645	97,746	98,116	91,931	90,309	90,369
Second lien(1)	26,355	25,764	26,267	11,396	11,192	11,380
Subordinated debt	24,810	24,208	24,812	13,436	13,091	13,436
Equity	N/A	6,293	6,410	N/A	2,636	2,636
Cash and cash equivalents	N/A	41,389	41,389	N/A	61,219	61,219
Restricted cash and cash
equivalents	N/A	27,618	27,618	N/A	31,771	31,771
Total	$385,860	$452,514	$451,421	$352,589	$438,526	$437,859

(1) Second lien loans include loans structured as first lien last our term loans.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	December 31, 2010		September 30, 2010
Cost:
United States
Mid-Atlantic	$94,905	24.7%	$84,182	24.3%
Midwest	101,779	26.5	91,473	26.5
West	70,025	18.3	66,670	19.3
Southeast	60,539	15.8	63,180	18.3
Southwest	24,177	6.3	24,551	7.1
Northeast	27,433	7.2	9,685	2.8
Canada	4,649	1.2	5,795	1.7
Total	$383,507	100.0%	$345,536	100.0%

Fair Value:
United States
Mid-Atlantic	$95,555	25.0%	$85,412	24.7%
Midwest	100,193	26.2	89,516	26.0
West	69,829	18.3	66,870	19.4
Southeast	61,467	16.1	63,982	18.6
Southwest	23,126	6.0	23,810	6.9
Northeast	27,595	7.2	9,333	2.7
Canada	4,649	1.2	5,946	1.7
Total	$382,414	100.0%	$344,869	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at fair value were as follows:

	December 31, 2010		September 30, 2010
Cost:
Aerospace and Defense	$2,510	0.6%	$1,902	0.6%
Automobile	11,429	3.0	11,569	3.3
Banking	2,957	0.8	3,346	1.0
Beverage, Food and Tobacco	16,901	4.4	8,641	2.5
Buildings and Real Estate	32,298	8.4	34,854	10.1
Cargo Transport	3,724	1.0	7,330	2.1
Chemicals, Plastics and Rubber	3,640	0.9	3,682	1.0
Containers, Packaging and Glass	5,544	1.4	8,533	2.5
Diversified Conglomerate Manufacturing	25,220	6.6	17,058	4.9
Diversified Conglomerate Service	34,387	9.0	33,739	9.8
Diversified Natural Resources, Precious Metals and Minerals	9,781	2.6	8,082	2.3
Electronics	14,305	3.7	14,380	4.2
Finance	25,052	6.5	26,894	7.8
Grocery	1,107	0.3	1,097	0.3
Healthcare, Education and Childcare	75,525	19.7	62,897	18.2
Home and Office Furnishings, Housewares, and Durable Consumer	5,632	1.5	7,456	2.2
Leisure, Amusement, Motion Pictures and Entertainment	23,915	6.2	22,698	6.6
Oil and Gas	3,565	0.9	3,576	1.0
Personal and Non-Durable Consumer Products	14,692	3.8	14,781	4.2
Personal Food and Miscellaneous Services	6,736	1.8	7,230	2.1
Printing and Publishing	19,162	5.0	3,349	1.0
Retail Stores	33,967	8.9	28,174	8.2
Telecommunications	4,262	1.1	4,244	1.2
Textiles and Leather	4,435	1.2	4,602	1.3
Utilities	2,761	0.7	5,422	1.6
Total	$383,507	100.0%	$345,536	100.0%

Fair Value:
Aerospace and Defense	$2,664	0.7%	$1,856	0.5%
Automobile	11,363	3.0	11,490	3.3
Banking	2,905	0.7	3,321	1.0
Beverage, Food and Tobacco	17,150	4.5	8,737	2.5
Buildings and Real Estate	29,255	7.6	32,233	9.3
Cargo Transport	3,850	1.0	7,538	2.2
Chemicals, Plastics and Rubber	3,805	1.0	3,851	1.1
Containers, Packaging and Glass	5,646	1.5	8,865	2.6
Diversified Conglomerate Manufacturing	24,663	6.4	16,594	4.8
Diversified Conglomerate Service	34,918	9.1	34,263	9.9
Diversified Natural Resources, Precious Metals and Minerals	9,957	2.6	8,063	2.3
Electronics	14,471	3.8	14,703	4.3
Finance	24,842	6.5	27,049	7.8
Grocery	1,233	0.3	1,195	0.3
Healthcare, Education and Childcare	73,862	19.3	61,244	17.8
Home and Office Furnishings, Housewares, and Durable Consumer	5,687	1.5	7,456	2.2
Leisure, Amusement, Motion Pictures and Entertainment	24,419	6.4	23,313	6.8
Oil and Gas	3,647	1.0	3,629	1.1
Personal and Non-Durable Consumer Products	14,914	3.9	15,092	4.4
Personal Food and Miscellaneous Services	7,091	1.9	7,605	2.2
Printing and Publishing	19,591	5.1	3,463	1.0
Retail Stores	34,538	9.0	28,455	8.3
Telecommunications	4,429	1.2	4,224	1.2
Textiles and Leather	4,516	1.2	4,699	1.4
Utilities	2,998	0.8	5,931	1.7
Total	$382,414	100.0%	$344,869	100.0%

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

Level 1:Inputs are unadjusted, quoted prices in active markets for identical financial instruments at the measurement date.

Level 2:Inputs include quoted prices for similar financial instruments in active markets and inputs that are observable for the financial instruments, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3:Inputs include significant unobservable inputs for the financial instruments and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.

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

With the exception of money market funds held at large financial institutions (Level 1 investment), all of the financial instruments that were recorded at fair value as of December 31, 2010 were valued using Level 3 inputs of the fair value hierarchy. As of September 30, 2010, the Company also invested in commercial paper, which is a Level 2 investment.  Level 1 assets are valued using quoted market prices. Level 2 assets are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments. Financial instruments that are recorded at Level 3 of the valuation hierarchy are the Company’s debt and equity investments. Level 3 assets are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuation of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

When valuing Level 3 debt and equity investments, the Company may take into account the following factors, where relevant, in determining the fair value of the investments: the enterprise value of a portfolio company, the nature and realizable valuable of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. In addition, for certain debt and equity investments, the Company may base its valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept for an investment. The Company generally uses the midpoint of the bid/ask range as the best estimate of fair value of such investment.

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate the value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the balance sheet due to their short maturity.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

In accordance with ASC Topic 820, the following table presents information about the Company’s investments measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

As of December 31, 2010:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments	$-	$-	$376,004	$376,004
Equity investments	-	-	6,410	6,410
Money market account(1)	53,861	-	-	53,861
	$53,861	$-	$382,414	$436,275

As of September 30, 2010:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments	$-	$-	$342,233	$342,233
Equity investments	-	-	2,636	2,636
Commercial paper debt securities(1)	-	86,235	-	86,235
Money market account(1)	512	-	-	512
	$512	$86,235	$344,869	$431,616

(1)	Included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated statements of financial condition.

The net change in unrealized depreciation for the quarter reported within the net change in unrealized depreciation on investments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held as of December 31, 2010 was $147.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs:

	Three months ended December 31, 2010
	Debt Investments	Equity Investments	Total

Fair value, beginning of period	$342,233	$2,636	$344,869

Net change in unrealized appreciation (depreciation)
on investments	(264)	117	(147)
Realized gain on investments	876	-	876
Fundings of revolving loans, net	569	-	569
Fundings of portfolio investments	93,921	3,657	97,578
Proceeds from principal payments and sales of portfolio
investments	(64,147)	-	(64,147)
Amortization of discount and premium	2,816	-	2,816

Fair value, end of period	$376,004	$6,410	$382,414

The following are the carrying value and fair values of the Company’s debt liabilities as of December 31, 2010 and September 30, 2010. Fair value is calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market prices for similar instruments at the measurement date.

	As of December 31, 2010		As of September 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt	$194,000	$194,000	$174,000	$174,000

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6.  Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2010 the Company’s asset coverage for borrowed amounts was 233.0%.

Debt Securitization

On July 16, 2010, the Company completed a $300,000 term debt securitization (“Debt Securitization”). The notes offered in the Debt Securitization (the “Notes”) were issued by the Issuer, and are secured by the assets heldby the Issuer. The Debt Securitization was executed through a private placement of approximately $174,000 of Aaa/AAA Class A Notes which bear interest at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.40%. The Class A Notes are included in the December 31, 2010 and September 30, 2010 consolidated balance sheet. Golub Capital BDC 2010-1 Holdings LLC (“Holdings”) a direct consolidated subsidiary of the Company, retained all of the Class B totaling $10,000 and Subordinated Notes totaling $116,000, and all of the membership interests in the Issuer.

During the first three years from the closing date, all principal collections received on the underlying collateral may be used to purchase new collateral, allowing the Company to maintain the initial leverage in the securitization for such three-year period. The Notes are scheduled to mature on July 20, 2021.

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

The Investment Adviser serves as collateral manager to the Issuer under a collateral management agreement and receives a fee for providing these services. As a result, the Company has amended and restated its Investment Advisory Agreement to provide that the base management fee payable under such agreement is reduced by an amount equal to the total fees that are paid to the Investment Adviser by the Issuer for rendering such collateral management services.

As of December 31, 2010 and September 30, 2010, there were 80 and 77 portfolio companies with a total fair value of $274,961 and $272,836 securing the Notes, respectively. The pool of loans in the Debt Securitization must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the Debt Securitization is based on three-month LIBOR, which as of December 31, 2010 was 0.3%. For the three months ended December 31, 2010, the effective annualized average interest rate (which includes amortization of debt issuance costs) was 3.5%, interest expense was $1,394 and the cash paid for interest was zero. For the three months ended December 31, 2009, the effective annualized average interest rate on the Company’s prior credit facility was 0.9%, interest expense was $690, and the cash paid for interest was $702.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The classes, amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A Notes are as follows:

Description	Class A Notes

Type	Senior Secured Floating Rate
Amount Outstanding	$174,000
Moody's Rating	"Aaa"
S&P Rating	"AAA"
Interest Rate	LIBOR + 2.40%
Stated Maturity	July 20, 2021

SBA Debentures

As described in Note 1, on August 24, 2010, GC SBIC IV, L.P., a wholly owned subsidiary of the Company, received approval for a license from the SBA to operate an SBIC.

This license allows GC SBIC IV, L.P. to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by SBA and customary procedures. These debentures are non-recourse to the Company, have interest payable semi-annually and a ten-year maturity. The interest rate is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225,000. It is possible that GC SBIC IV, L.P. will be constrained in its ability to issue SBA-guaranteed debentures in the future if other Golub Capital SBICs have already issued such debentures. As of December 31, 2010, Golub Capital operated two SBIC licensees with an aggregate of $154,660 of SBA-guaranteed debentures outstanding, leaving borrowing capacity of a maximum of $70,340 of SBA-guaranteed debentures for GC SBIC IV, L.P. The borrowing capacity of GC SBIC IV, L.P. could be expanded if any other Golub Capital SBICs retire their SBA-guaranteed debentures.

GC SBIC IV, L.P. is able to borrow funds from the SBA against regulatory capital that is paid-in, subject to customary regulatory requirements including, but not limited, to an examination by the SBA.  As of December 31, 2010, the Company had committed $40,000 to GC SBIC IV, L.P., funded it with equity capital of $25,100 and had SBA debentures of $20,000 outstanding, which mature in March of 2021. This $20,000 was interim financing, bearing a weighted average interest rate of 1.03% at December 31, 2010, exclusive of 3.43% in upfront fees, which will reset to a market-driven rate in March 2011.

As of December 31, 2010, the Company had available commitments of $28,300 from the SBA, which expire on September 30, 2013.  These unfunded commitments are subject to funding approval through the SBA’s draw request process.

The Company applied for exemptive relief from the SEC on July 9, 2010 and filed an amended application on November 12, 2010 to permit it to exclude the debt of our SBIC subsidiary from the Company’s 200% asset coverage test under the 1940 Act. If the Company receives an exemption for this SBA debt, the Company would have increased flexibility under the 200% asset coverage test.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The average debt outstanding (including both the debt under the Debt Securitization and the SBA debentures) for the three months ended December 31, 2010 was $178,696, and the average debt outstanding under the Company’s prior credit facility was $300,598 for the three months ended December 31, 2009.

Note 7.  Commitments and Contingencies

Commitments:  The Company had outstanding commitments to fund investments totaling$35,278 and $26,622 under various undrawn revolvers and other credit facilities as of December 31, 2010 and September 30, 2010, respectively.

Indemnifications:  In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as these involve future claims that may be made against the Company but that have not occurred. The Company expects the risk of any future obligations under these indemnifications to be remote.

Legal proceedings:  In the normal course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe their disposition will have a material adverse effect on the Company’s consolidated financial statements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8.                      Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data(1):	2010	2009
Net asset value at beginning of period	$14.71	N/A(3)
Dividends and distributions declared	(0.31)	N/A(3)
Net investment income	0.30	N/A(3)
Unrealized depreciation on investments	(0.01)	N/A(3)
Realized gain on investments	0.05	N/A(3)
Net asset value at ending of period	$14.74	N/A(3)

Per share market value at end of period	$17.12	N/A(3)
Total return based on market value	13.92%	N/A(3)
Total return based on average net asset value/member's equity(2)	2.26%	8.69%
Shares outstanding at end of period	17,738,197	N/A(3)

Ratios/Supplemental Data:

Ratio of expenses (without incentive fees) to average net assets(4)	5.59%	6.86%
Ratio of incentive fees to average net assets(4)	0.29%	N/A
Ratio of total expenses to net assets(4)	5.88%	6.86%
Ratio of net investment income to average net assets(4)	7.87%	34.49%

Net assets at end of period	$261,475	$109,773
Average debt outstanding	$178,696	$300,598
Average debt per share	$10.07	N/A(3)
Portfolio turnover(4)	14.24%	-%
__________________________________________
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return based on average net asset value is not annualized.
(3)	Per share data are not provided as the Company did not have shares of common stock outstanding or an equivalent prior to the Offering on April 14, 2010.
(4)	Annualized.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9.  Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three-month period ended December 31, 2010:

Three months ended
December 31, 2010
Earnings available to stockholders	$5,962
Weighted average shares outstanding	17,712,724
Earnings per share	$0.34

For historical periods that include financial results prior to April 1, 2010, the Company did not have common shares outstanding or an equivalent and therefore earnings per share and weighted average shares outstanding information for the three months ended December 31, 2009 are not provided.

Note 10. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date.  The following table summarizes the Company’s dividend and distribution declaration during the three-month period ending December 31, 2010.

			Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
December 8, 2010	December 20, 2010	December 30, 2010	$0.31	$5,028	25,753	$462

Note 11. Subsequent Events

On February 8, 2011, the Company’s Board declared a quarterly dividend and distribution of $0.32 per share payable on March 30, 2011 to holders of record as of March 18, 2011.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with our investment adviser, GC Advisors LLC, or GC Advisors,  and other affiliates of Golub Capital Incorporated and Golub Capital Management LLC, collectively, Golub Capital;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a RIC and as a business development company;
•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank and the rules and regulations issued thereunder; and
•	the effect of changes to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

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

You should understand that, under Sections 27A(b)(2)(B) of the Securities Act and Section 21E(b)(2)(B) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to this quarterly report on Form 10-Q.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $4 billion of capital under management as of December 31, 2010, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors, of which a majority of the members are independent of us.

Under an investment advisory agreement, or the Investment Advisory Agreement, entered into on April 14, 2010, and amended and restated on July 16, 2010, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. We have also entered into an administration agreement with GC Service Company, LLC, or GC Service, under which we have agreed to reimburse GC Service for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by GC Service in performing its obligations under the Administration Agreement.

As of December 31, 2010, our portfolio was comprised of 59.3% senior secured loans, 25.7% unitranche loans, 6.8% second lien loans, 6.5% mezzanine loans and 1.7% equity. As of September 30, 2010, our portfolio was comprised of 65.8% senior secured loans, 26.2% unitranche loans, 3.3% second lien loans, 3.9% mezzanine loans, and 0.8% equity.  Over time we expect that senior secured loans will represent a smaller percentage of our investment portfolio as we grow our business, these investments are repaid and we invest in a different mix of assets.

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

As of December 31, 2010 and September 30, 2010, we had debt investments in 98 and 94 portfolio companies, respectively. For the three months ended December 31, 2010 and September 30, 2010, our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield of 8.1% and 8.1% and a weighted average annualized investment income (which includes interest income and amortization of fees and discounts) yield of 10.6% and 9.8%, respectively.

Revenues: We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, unitranche, mezzanine or second lien loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as interest income. When we receive partial principal payments on a loan in an amount that exceeds its amortized cost, we also record the excess principal payment as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses: Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we pay interest expense on our outstanding debt. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•	organizational expenses;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
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

On February 8, 2011, our board of directors, or Board, declared a quarterly dividend and distribution of $0.32 per share payable on March 30, 2011 to holders of record as of March 18, 2011.

Consolidated Results of Operations

The consolidated results of operations set forth below include historical financial information of our predecessor, GCMF, prior to our election, to become a business development company and our intended election to be treated as a RIC for U.S. federal income tax purposes. As a business development company and a RIC, we are also subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. Also, the management fee that we pay to GC Advisors under the Investment Advisory Agreement is determined by reference to a formula that differs materially from the management fee paid by GCMF in prior periods. In addition, our portfolio of investments consisted primarily of senior secured and unitranche loans as of December 31, 2010 and December 31, 2009, and over time we expect that senior secured loans will represent a smaller percentage of our investment portfolio as we grow our business, these investments are repaid and we invest in a different mix of assets. For these and other reasons, the results of operations for the three-month periods ended December 31, 2010 and 2009 described below may not be indicative of the results we report in future periods.

Consolidated operating results for the three months ended December 31, 2010 and 2009 are as follows:

	For the three months ended December 31,
	2010	2009
	(In thousands)

Total investment income	$9,137	$10,843
Total expenses	3,904	1,661
Net investment income	5,233	9,182
Net realized gains	876	-
Net unrealized losses	(147)	(840)

Net income	$5,962	$8,342

Average investments, at fair value	$352,469	$366,928

Average debt outstanding	$178,696	$300,598

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciations. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income decreased by $1.7 million, or 15.7%, for the three months ended December 31, 2010 as compared to the three months December 31, 2009. The decrease in investment income was primarily a result of a decrease in income from the amortization of discounts and origination fees during the three months ended December 31, 2010 as well as a decrease in average outstanding investments.  The decrease in interest from the amortization of discounts and origination fees occurred as a result of decreased payoff activity. For the three months ended December 31, 2010, total investment income consisted of $7.2 million in interest income from investments and $1.9 million in income from the amortization of discounts and origination fees. For the three months ended December 31, 2009, total investment income consisted of $7.7 million in interest income and $3.1 million in income from the amortization of discounts and origination fees.

Expenses

Total expenses increased by $2.2 million, or 135.0%, to $3.9 million for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. This increase was due to an increase in professional fees, management fees, incentive fees, administrative service fees, and interest expense.

Professional fees increased due to higher legal, audit, and valuation services which all increased as a result of us becoming a public entity. In addition, following the completion of our initial public offering, we accrued management and incentive fees under the Investment Advisory Agreement which provides a higher management fee percentage as compared to amounts previously paid by GCMF. In addition, this agreement provides for the calculation of an incentive fee, which was $0.2 million for the three months ended December 31, 2010. Prior to completion of our initial public offering, we did not pay an incentive fee or an administrative servicing fee.

Interest and other credit facility expenses were higher in the three months ended December 31, 2010 than the three months ended December 31, 2009 primarily due to a higher interest rate on the debt outstanding at December 31, 2010.

Prior to completion of our initial public offering, Golub Capital Incorporated, or the Investment Manager, paid for certain expenses on behalf of GCMF, all of which were subsequently reimbursed directly with cash or through a member’s equity contribution. Subsequent to the Offering, the Investment Adviser, an affiliate of the Investment Manager, pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Investment Adviser and the Investment Manager, as applicable, for the three months ended December 31, 2010 and 2009 were $0.1 million and $0.2 million, respectively. Of these amounts, for the three months ended December 31, 2010 and 2009, zero and $0.2 million was reimbursed as a members’ equity contribution, respectively.

As of December 31, 2010 and September 30, 2010, included in accounts payable and accrued expenses were $0.1 million and $0.1 million, respectively, for accrued expenses paid on our behalf by the Investment Adviser, as applicable.  Also included in accounts payable and accrued expenses is $0.2 million and $0.1 million as of December 31, 2010 and September 30, 2010, respectively, for allocated shared services under the Administration Agreement.

Net Realized and Unrealized Gains and Losses

During the three months ended December 31, 2010, we had $0.9 million in net realized gains and $3.1 million in unrealized appreciation on 42 portfolio company investments. These amounts offset unrealized depreciation on 63 portfolio company investments totaling $(3.2) million. Unrealized appreciation during the quarter ended December 31, 2010 resulted from an increase in fair value primarily due to a rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation primarily resulted from negative credit related adjustments which caused a reduction in fair value.

During the three months ended December 31, 2009, we had zero net realized gains and losses and $(4.4) million in unrealized depreciation on 50 portfolio company investments. This was offset by unrealized appreciation on 28 portfolio company investments totaling $3.6 million. Unrealized appreciation during the three months ended December 31, 2009, resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation primarily resulted from negative credit related adjustments which caused a reduction in fair value.

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital, including raising equity, increasing debt, and funding from operational cash flow.

For the three months ended December 31, 2010, we experienced a net decrease in cash and cash equivalents of $19.8 million.  During the period we used $38.0 million in operating activities, primarily as a result of fundings of portfolio investments of $97.6 million, which was partially offset by proceeds from principal payments of $51.4 million and sales of portfolio investments of $12.7 million and net investment income of $4.2 million.  During the same period, cash and cash equivalents provided by financing activities was $14.0 million, primarily due to borrowings on debt of $20.0 million, partially offset by distributions paid of $5.0 million.  Lastly, net cash provided by investing activities was $4.2 million as a result of an increase in restricted cash and cash equivalents.

For the three months ended December 31, 2009, there was no change in cash and cash equivalents.  During the same period, net cash provided by operating activities was $37.0 million, which was offset by net cash used in investing activities of $15.7 million and net cash used in financing activities of $21.3 million.

As of December 31, 2010 and September 30, 2010, we had cash and cash equivalents of $41.4 million and $61.2 million, respectively. In addition, we had restricted cash and cash equivalents of $27.6 million and $31.8 million as of December 31, 2010 and 2009, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents can be used to fund new investments that meet the investment guidelines established in the Debt Securitization, which are described in further detail in Note 6 to our consolidated financial statements and for the payment of interest expense on the notes issued in the Debt Securitization.

At December 31, 2010 and September 30, 2010, our investment portfolio included $34.9 million and $48.2 million, respectively, in liquid, broadly syndicated loans that we anticipate selling in future periods as we find new opportunities to redeploy those assets into higher yielding investments.  For the three months ended December 31, 2010 and September 30, 2010, we had sales of broadly syndicated loans in four  and one portfolio companies aggregating approximately $11.2 million and $1.2 million, respectively.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future securities offerings and through  our dividend reinvestment plan as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In additional to capital not being available, it also may not be available on favorable terms.

We believe that our existing cash and cash equivalents as of December 31, 2010 will be sufficient to fund our anticipated requirements through at least December 31, 2011.

Portfolio Composition, Investment Activity and Yield

As of December 31, 2010 and September 30, 2010, we had investments in 98 and 94 portfolio companies, respectively, with a total value of $382.4 million and $344.9 million, respectively. For the three months ended December 31, 2010 we originated 15 senior secured loans, three unitranche loans, four second lien loans, three subordinated loans, and seven equity securities with a fair value of $42.8 million, $20.4 million, $19.6 million, $11.1 million, and $3.7 million, respectively.  For the three months ended September 30, 2010, we originated 15 senior secured loans, two unitranche loans, one subordinated loan, and two equity securities with a fair value of $47.5 million, $17.7 million, $9.4 million, and $2.6 million, respectively.  For the three months ended December 31, 2010 we had approximately $51.4 million in debt repayments in existing portfolio companies, and sales of securities in five portfolio companies aggregating approximately $12.7 million.  For the three months ended September 30, 2010 we had approximately $12.3 million in debt repayments in existing portfolio companies, and sales of securities in one portfolio company aggregating approximately $1.2 million.

The following table shows the weighted average rate, spread over the London Interbank Offered Rate, or LIBOR, and fees on investments originated and the weighted average rate on full principal payments and sales of investments during the three months ended December 31, 2010 and September 30, 2010:

	For the three months ended
	December 31, 2010	September 30, 2010

Weighted Avg. Rate of New Investment Fundings	8.8%	7.9%
Weighted Avg. Spread over LIBOR of New Investment Fundings	7.1%	6.4%
Weighted Avg. Fees of New Investment Fundings	2.0%	1.8%
Weighted Avg. Rate of Sales and Full Payoffs of Portfolio Companies	7.1%	5.3%

The following table shows the par, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2010 (1)			As of September 30, 2010 (1)
		Amortized	Fair		Amortized	Fair
	Par	Cost	Value	Par	Cost	Value
	(In thousands)
Senior Secured:
Performing	$230,628	$225,123	$224,156	$231,404	$223,962	$223,953
Non-accrual	4,422	4,373	2,653	4,422	4,346	3,095

Unitranche:
Performing	99,645	97,746	98,116	91,931	90,309	90,369
Non-accrual	-	-	-	-	-	-

Second Lien(2):
Performing	26,355	25,764	26,267	11,396	11,192	11,380
Non-accrual	-	-	-	-	-	-

Subordinated Debt:
Performing	24,810	24,208	24,812	13,436	13,091	13,436
Non-accrual	-	-	-	-	-	-

Equity	N/A	6,293	6,410	N/A	2,636	2,636

Total	$385,860	$383,507	$382,414	$352,589	$345,536	$344,869
___________________________________________
(1)	Six of our loans include a feature permitting a portion of the interest due on such loan to be PIK interest as of December 31, 2010 and September 30, 2010.
(2)	Second lien loans include $5.1 million and zero of loans structured as first lien last out term loans as of December 31, 2010 and September 30, 2010.

For the three months ended December 31, 2010 and 2009, the weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of investments in our portfolio were 8.1% and 8.6%, respectively. As of December 31, 2010, 65.3% and 65.8% of our portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2010, 59.2% and 60.0% of our portfolio at fair value and at cost, respectively, had interest rate floors that limit minimum interest rates on such loans.

GC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on the following categories, which we refer to as GC Advisors’ investment performance rating:

Risk Ratings Definition
Rating	Definition
5	Involves the least amount of risk in our portfolio. The borrower is performing above expectations, and the trends and risk factors are generally favorable.
4	Involves an acceptable level of risk that is similar to the risk at the time of origination. The borrower is generally performing as expected, and the risk factors are neutral to favorable.
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

1
Indicates that the borrower is performing substantially below expectations and the loan risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans graded 1 are not anticipated to be repaid in full, and we reduce the fair market value of the loan to the amount we anticipate recovering.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2010 and September 30, 2010.

	December 31, 2010		September 30, 2010
Investment	Investments	Percentage of	Investments	Percentage of
Performance	at Fair Value	Total	at Fair Value	Total
Rating	(In thousands)	Investments	(In thousands)	Investments
5	$75,836	19.9%	$98,307	28.5%
4	277,356	72.5%	199,876	58.0%
3	24,908	6.5%	41,948	12.2%
2	4,314	1.1%	4,738	1.4%
1	-	0.0%	-	0.0%
Total	$382,414	100.0%	$344,869	100.0%

SBA Debentures

On August 24, 2010, GC SBIC IV, L.P., our wholly owned subsidiary, received approval for a license from the SBA to operate an SBIC.

This license allows GC SBIC IV, L.P. to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by SBA and customary procedures. These debentures are non-recourse to us, have interest payable semi-annually and a ten-year maturity. The interest rate is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million. It is possible that GC SBIC IV, L.P. will be constrained in its ability to issue SBA-guaranteed debentures in the future if other Golub Capital SBICs have already issued such debentures. As of December 31, 2010, Golub Capital operated two other SBIC licensees with an aggregate of $154.7 million of SBA-guaranteed debentures outstanding, leaving borrowing capacity of a maximum of $70.3 million of SBA-guaranteed debentures for GC SBIC IV, L.P. The borrowing capacity of GC SBIC IV, L.P. could be expanded if any other Golub Capital SBICs retire their SBA-guaranteed debentures.

GC SBIC IV, L.P. is able to borrow funds from the SBA against regulatory capital that is paid-in, subject to customary regulatory requirements including an examination by the SBA.  As of December 31, 2010, we had committed $40.0 million to GC SBIC IV, L.P., funded it with equity capital of $25.1 million and had SBA debentures of $20.0 million outstanding, which mature in March of 2021. This $20.0 million was interim financing, bearing a weighted average interest rate of 1.03% at December 31, 2010, exclusive of 3.43% in upfront fees, which will reset to a market-driven rate in March 2011.

As of December 31, 2010, we have available commitments of $28.3 million from the SBA, which expire on September 30, 2013.  These unfunded commitments are subject to funding approval through the SBA’s draw request process.

We applied for exemptive relief from the SEC on July 9, 2010 and filed an amended application on November 12, 2010 to permit us to exclude the debt of our SBIC subsidiary from our 200% asset coverage test under the 1940 Act. If we receive an exemption for this SBA debt, we would have increased flexibility under the 200% asset coverage test.

The total average debt outstanding (including both the debt under the Debt Securitization and the SBA debentures) for the three months ended December 31, 2010 was $178.7 million, and the average debt outstanding under our prior credit facility was $300.6 million for the three months ended December 31, 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of December 31, 2010 is as follows:

	Payments Due by Period (In millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt Securitization	$174.0	$-	$-	$-	$174.0
SBA Debentures	20.0	-	-	-	20.0
Unfunded commitments(1)	35.3	35.3	-	-	-
Total contractual obligations	$229.3	$35.3	$-	$-	$194.0

(1) Unfunded commitments represent all amounts unfunded as of December 31, 2010.  These amounts may or may not be funded to the borrowing party now or in the future.  The unfunded commitments relate to loans with various maturity dates but we are showing this amount in the less than 1 year category, as this entire amount is eligible for funding to the borrowers as of December 31, 2010.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2010 and September 30, 2010, we had outstanding commitments to fund investments totaling $35.3 million and $26.6 million, respectively.

We have certain contracts under which we have material future commitments. We have entered into the Investment Advisory Agreement with GC Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective upon the pricing of the initial public offering and was amended and restated on July 16, 2010 in order to offset fees payable in connection with the Debt Securitization against the base management fee. Under the Investment Advisory Agreement, GC Advisors provides us with investment advisory and management services. We pay for these services (1) a management fee equal to a percentage of the average adjusted value of our gross assets and (2) an incentive fee based on our performance. To the extent that GC Advisors or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of ours, we intend to reduce the base management fee by an amount equal to the product of (1) the total fees paid to GC Advisors by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity that is owned, directly or indirectly, by us. See “Business—Management Agreements—Management Fee.”

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

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required under the Code to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our net stockholders on an annual basis. Additionally, we must annually during each calendar year distribute an amount at least equal to 98% of our ordinary income (determined on a calendar year basis) plus 98.2% of net capital gains in excess of capital losses (for our one year period ending October 31) and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. We intend to distribute quarterly dividends to our stockholders as determined by our Board.

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

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then our stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our dividend reinvestment plan. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

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

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles, together referred to as accounts, that have investment mandates that are similar, in whole and in part, with ours. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our and GC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the General Corporation Law of the State of Delaware.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

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

Our Board is ultimately and solely responsible for determining, in good faith, the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.

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

The factors that are taken into account in fair value pricing investments include: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values.

Determination of fair values involves subjective judgments and estimates not verifiable by auditing procedures. Under current auditing standards, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

We follow Accounting Standards Codification, or ASC Topic 820— Fair Value Measurements and Disclosures for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Our fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

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

With the exception of money market accounts held at large financial institutions (Level 1 investment), all of the financial instruments that were recorded at fair value as of December 31, 2010 were valued using Level 3 inputs of the fair value hierarchy. As of September 30, 2010, the Company also invested in commercial paper, which is a Level 2 investment.  Level 1 assets are valued using quoted market prices. Level 2 assets are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments. Financial instruments that are recorded at Level 3 of the valuation hierarchy are our debt and equity investments. Level 3 assets are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of our valuation of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

When valuing Level 3 debt and equity investments, we may take into account the following factors, where relevant, in determining the fair value of the investments: the enterprise value of a portfolio company, the nature and realizable valuable of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparison to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. In addition, for certain debt and equity investments, we may base its valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept for an investment. We generally use the midpoint of the bid/ask range as the best estimate of fair value of such investment.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans were $2.7 million and $3.1 million as of December 31, 2010 and September 30, 2010, respectively.

Income taxes:

We intend to elect to be treated as a RIC under subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, we are required to meet certain source of income and asset diversification requirements and timely distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future will also have floating interest rates. These loans are usually based on a floating London Interbank Offered Rate, or LIBOR, and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. In addition, the Debt Securitization has a floating interest rate provision based on LIBOR, which resets quarterly, and we expect that any credit facilities into which we enter in the future may have floating interest rate provisions.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-k for the fiscal year ended September 30, 2010, which could materially affect our business, financial condition and/or operating results.Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Removed and Reserved.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

31.1	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

_________________
* - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: February10, 2011	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: February 10, 2011	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)