Form 10-Q
period 2011-03-31
Golub Capital BDC, Inc.
filed 2011-05-05
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 5, 2011, the Registrant had 21,709,233 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (unaudited)
(In thousands, except share and per share data)

	March 31, 2011	September 30, 2010
Assets
Investments, at fair value (cost of $390,629 and $345,536 respectively)	$389,060	$344,869
Cash and cash equivalents	43,866	61,219
Restricted cash and cash equivalents	16,050	31,771
Interest receivable	2,181	1,956
Receivable for investments sold	4,389	-
Deferred financing costs	3,351	2,748
Deferred offering costs	593	-
Other assets	29	200
Total Assets	$459,519	$442,763

Liabilities
Debt	$194,000	$174,000
Payable for investments purchased	-	5,328
Interest payable	935	1,167
Management and incentive fees payable	1,590	1,008
Accounts payable and accrued expenses	1,017	719
Total Liabilities	197,542	182,222

Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2011 and September 30, 2010	$-	$-
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 17,755,976 and 17,712,444 shares issued and outstanding, respectively	18	18
Paid in capital in excess of par	260,455	259,690
Capital distributions in excess of net investment income	(1,875)	(1,122)
Net unrealized appreciation on investments	1,494	1,995
Net realized gains (losses) on investments	1,885	(40)
Total Net Assets	261,977	260,541
Total Liabilities and Total Net Assets	$459,519	$442,763

Number of common shares outstanding	17,755,976	17,712,444
Net asset value per common share	$14.75	$14.71

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Investment income
Interest	$9,111	$7,645	$18,248	$18,488

Total investment income	9,111	7,645	18,248	18,488

Expenses
Interest and other debt financing expenses	1,467	862	3,044	1,552
Base management fee	1,341	605	2,625	1,334
Incentive fee	221	-	411	-
Professional fees relating to registration statement	-	601	-	601
Professional fees	491	338	1,058	371
Administrative service fee	214	156	387	298
General and administrative expenses	196	65	309	131

Total expenses	3,930	2,627	7,834	4,287

Net investment income	5,181	5,018	10,414	14,201

Net gain on investments
Net realized gains on investments	1,049	-	1,925	-
Net change in unrealized (depreciation) appreciation on investments	(354)	1,925	(501)	1,085

Net gain on investments	695	1,925	1,424	1,085

Net increase in net assets resulting from operations	$5,876	$6,943	$11,838	$15,286

Per Common Share Data
Basic and diluted earnings per common share(1)	$0.33	N/A	$0.67	N/A
Dividends and distributions declared per common share(2)	$0.32	N/A	$0.63	N/A
Basic and diluted weighted average common shares outstanding(1)	17,738,395	N/A	17,725,418	N/A

(1)
For the three and six months ended March 31, 2010, the Company did not have common shares outstanding or an an equivalent and therefore earnings per share and weighted average shares outstanding information for this period are not provided.

(2)	For the three and six months ended March 31, 2010, the Company did not pay common stock dividends or distributions.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

					Capital		Net
					Distributions	Net	Realized
				Paid in	in Excess	Unrealized	Gains
		Common Stock		Capital	of Net	Appreciation	(Losses)	Total
	Members'		Par	in Excess	Investment	on	on	Net
	Equity	Shares	Amount	of Par	Income	Investments	Investments	Assets
Balance at September 30, 2009	$92,752	-	$-	$-	$-	$-	$-	$92,752
Members' equity contributions	47,208	-	-	-	-	-	-	47,208
Members' equity distributions	(13,530)	-	-	-	-	-	-	(13,530)
Increase in net assets resulting from operations	15,286	-	-	-	-	-	-	15,286
Balance at March 31, 2010	$141,716	-	$-	$-	$-	$-	$-	$141,716

Balance at September 30, 2010	$-	17,712,444	$18	$259,690	$(1,122)	$1,995	$(40)	$260,541
Net increase in net assets resulting from operations	-	-	-	-	10,414	(501)	1,925	11,838
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	-	43,532	-	765	-	-	-	765
Dividends and distributions	-	-	-	-	(11,167)	-	-	(11,167)
Balance at March 31, 2011	$-	17,755,976	$18	$260,455	$(1,875)	$1,494	$1,885	$261,977

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net increase in net assets resulting from operations	$11,838	$15,286
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred financing costs	365	-
Amortization of discount and premium	(3,181)	(4,847)
Net realized (gain) on investments	(1,925)	-
Net change in unrealized depreciation (appreciation) on investments	501	(1,085)
Proceeds from revolving loans, net	1,092	6,071
Fundings of portfolio investments	(149,994)	-
Proceeds from principal payments and sales of portfolio investments	109,316	82,929
Changes in operating assets and liabilities:
Interest receivable	(225)	490
Receivable for investments sold	(4,389)	-
Other assets	171	(12)
Payable for investments purchased	(5,328)	-
Interest payable	(232)	18
Management and incentive fees payable	582	(50)
Accounts payable and accrued expenses	298	251
Net cash (used in) provided by operating activities	(41,111)	99,051

Cash flows from investing activities
Net change in restricted cash and cash equivalents	15,721	(3,065)
Net cash provided by (used in) investing activities	15,721	(3,065)

Cash flows from financing activities
Borrowings on debt	20,000	-
Repayments of debt	-	(104,862)
Capitalized debt financing costs	(968)	-
Proceeds from members' equity contributions	-	47,208
Deferred offering costs	(593)	-
Payments of members' equity distributions	-	(13,530)
Dividends and distributions paid	(10,402)	-
Net cash provided by (used in) financing activities	8,037	(71,184)

Net change in cash and cash equivalents	(17,353)	24,802

Cash and cash equivalents, beginning of period	61,219	-

Cash and cash equivalents, end of period	$43,866	$24,802

Supplemental information:
Cash paid during the period for interest	$2,913	$1,534
Obligations of Company paid by members of Golub Capital BDC LLC	$-	$896
Dividends and distributions declared during the period	$11,167	$-

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2011
(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Investments, at fair value
Canada
Debt investments
Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.*	Senior loan	L + 7.50%	11.50%	03/2012	$4,649	$4,649	1.8%	$4,649

Total Canada (cost $4,649)					$4,649	$4,649	1.8%	$4,649

Fair Value as percentage of Principal Amount								100.0%

United States
Debt investments
Aerospace and Defense
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	$1,877	$1,840	0.7%	$1,877
Automobile
CLP Auto Interior Corporation*	Senior loan	L + 4.75%	5.00%	06/2013	3,188	3,188	1.2	3,093
Driven Brands, Inc.*	Senior loan	L + 5.00%	6.52%	10/2014	5,749	5,749	2.2	5,749
					8,937	8,937	3.4	8,842
Banking
Bonddesk Group LLC*	Senior loan	L + 3.00%	3.27%	08/2012	1,759	1,720	0.7	1,759
Prommis Solutions Inc.*	Senior loan	L + 2.75%	3.57%	02/2013	1,237	1,237	0.3	1,052
					2,996	2,957	1.0	2,811
Beverage, Food and Tobacco
ABP Corporation*	Senior loan	L + 4.50%	8.50%	02/2013	2,299	2,268	0.9	2,299
Atkins Nutrionals, Inc.	Second lien	L + 9.00%	12.86%	12/2015	5,028	4,934	1.9	5,028
Bertucci's Corporation*	Second lien	L + 9.00%	14.23%	07/2012	1,953	1,918	0.7	1,953
Lone Star Beef Processors, L.P.*	Senior loan	L + 4.00%	4.46%	05/2013	3,520	3,503	1.3	3,520
Noodles & Company*	Senior loan	L + 4.50%	5.75%	02/2016	1,629	1,613	0.6	1,613
Richelieu Foods, Inc.*	Senior loan	L + 5.00%	6.75%	11/2015	2,282	2,224	0.9	2,282
Richelieu Foods, Inc.	Senior loan	L + 5.00%	6.82%	11/2015	90	75	-	90
					16,801	16,535	6.3	16,785
Building and Real Estate
American Fire Protection Group, Inc.(5)	Senior loan	L + 6.75%	9.00%	06/2011	4,422	4,373	1.0	2,653
Architectural Testing, Inc.*	Senior loan	L + 6.50%	9.50%	05/2013	6,219	6,219	2.4	6,219
ASP PDM Acquisition Co. LLC*	Senior loan	L + 2.75%	3.12%	12/2013	539	510	0.2	496
Infiltrator Systems, Inc.*	Senior loan	L + 5.50%	8.50%	09/2012	7,779	7,558	3.0	7,779
ITEL Laboratories, Inc.*	Senior loan	L + 6.75%	9.75%	03/2014	7,730	7,678	3.0	7,730
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2012	237	237	0.1	230
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2013	2,600	2,597	0.8	2,080
Tecta America Corp.	Senior loan	L + 7.00%	8.31%	03/2014	1,100	1,100	0.2	460
					30,626	30,272	10.7	27,647
Chemicals, Plastics and Rubber
Styron S.A.R.L.*	Senior loan	L + 4.50%	6.00%	08/2017	1,497	1,496	0.6	1,508
Syrgis Holdings, Inc.*	Senior loan	L + 5.50%	7.75%	08/2012	256	248	0.1	256
Syrgis Holdings, Inc.*	Senior loan	L + 6.00%	8.25%	08/2013	864	829	0.3	864
Syrgis Holdings, Inc.*	Senior loan	L + 8.50%	10.75%	02/2014	474	453	0.2	474
					3,091	3,026	1.2	3,102

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
March 31, 2011
(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 5.00%	6.78%	08/2015	$55	$54	-%	$55
Fort Dearborn Company*	Senior loan	L + 5.50%	7.29%	08/2016	120	118	-	120
Fort Dearborn Company*	Senior loan	L + 5.00%	6.75%	08/2015	1,513	1,487	0.6	1,513
Fort Dearborn Company*	Senior loan	L + 5.50%	7.26%	08/2016	3,275	3,215	1.3	3,275
Industrial Container Services, LLC*	Senior loan	L + 4.00%	4.48%	09/2011	352	349	0.1	352
					5,315	5,223	2.0	5,315
Diversified Conglomerate Manufacturing
Heat Transfer Parent, Inc.*	Senior loan	L + 3.00%	3.26%	06/2013	1,790	1,736	0.6	1,611
Neptco Inc.	Senior loan	L + 5.25%	7.25%	03/2013	4,142	4,026	1.3	3,521
OnCore Manufacturing LLC*	Senior loan	L + 8.00%	11.00%	06/2016	3,633	3,564	1.4	3,633
Pasternack Enterprises, Inc.*	Senior loan	L + 4.50%	6.00%	02/2014	4,779	4,669	1.8	4,779
Tecomet Inc.(3)	Senior loan	L + 5.25%	N/A (4)	12/2015	-	(7)	-	-
Tecomet Inc.*	Senior loan	L + 5.25%	7.00%	12/2015	3,888	3,850	1.5	3,888
Vintage Parts, Inc.*	Senior loan	L + 5.50%	5.80%	12/2013	7,140	7,082	2.6	6,926
Vintage Parts, Inc.	Senior loan	L + 6.00%	8.50%	12/2013	99	99	-	99
Vintage Parts, Inc.	Senior loan	L + 8.00%	9.75%	12/2013	1,493	1,472	0.6	1,493
					26,964	26,491	9.8	25,950
Diversified Conglomerate Service
Benetech, Inc.*	Senior loan	L + 5.00%	5.25%	12/2013	8,845	8,606	3.4	8,845
CIBT Holdings(3)	Senior loan	L + 5.00%	N/A (4)	12/2015	-	(4)	-	(4)
CIBT Holdings	Senior loan	L + 5.00%	6.75%	12/2015	1,082	1,062	0.4	1,082
Compass Group Diversified Holdings, LLC*	Senior loan	L + 4.00%	4.27%	12/2013	4,505	4,505	1.7	4,505
Cortz, Inc.*	Senior loan	L + 5.50%	8.50%	03/2014	6,312	6,273	2.4	6,312
EAG, Inc.*	Senior loan	L + 5.00%	7.25%	07/2015	1,304	1,286	0.5	1,304
NS Holdings, Inc.*(3)	Senior loan	L + 6.25%	N/A (4)	06/2015	-	(7)	-	-
NS Holdings, Inc.*	Senior loan	L + 4.63%	8.28%	06/2015	2,168	2,131	0.8	2,168
Protection One, Inc.*	Senior loan	L + 4.25%	6.00%	06/2016	2,941	2,938	1.1	2,942
Royall & Company*	Senior loan	L + 5.00%	6.50%	11/2015	790	775	0.3	774
Savvis Communications Corporation*	Senior loan	L + 5.00%	6.75%	08/2016	1,990	1,970	0.8	2,006
The Service Companies, Inc.*	Senior loan	L + 6.50%	9.00%	03/2014	5,682	5,682	2.2	5,682
Sumtotal Systems, Inc.*	Senior loan	L + 4.75%	6.25%	12/2015	546	538	0.2	538
					36,165	35,755	14	36,154
Diversified Natural Resources, Precious Metals, and Minerals
Metal Spinners, Inc.*	Senior loan	L + 7.00%	10.00%	12/2014	1,829	1,771	0.7	1,829
Metal Spinners, Inc.*(6)	Senior loan	L + 11.00%	14.00%	12/2014	3,121	3,027	1.2	3,121
					4,950	4,798	1.9	4,950
Electronics
Cape Electrical Supply LLC*(6)	Senior loan	L + 6.25%	7.50%	11/2013	2,203	2,100	0.8	2,202
Entrust, Inc.*	Senior loan	L + 5.00%	6.50%	3/2017	4,382	4,317	1.6	4,316
Entrust, Inc.*	Senior loan	L + 5.00%	6.50%	3/2017	10,226	10,074	3.8	10,073
The Sloan Company, Inc.*(6)	Second lien	L + 7.00%	7.27%	10/2012	2,461	2,452	0.9	2,461
Syncsort Incorporated(3)	Senior loan	L + 5.50%	N/A (4)	03/2015	-	(7)	-	-
Syncsort Incorporated*	Senior loan	L + 5.50%	7.50%	03/2015	9,625	9,552	3.7	9,625
					28,897	28,488	10.8	28,677
Finance
Nuveen Investments, Inc.*	Senior loan	L + 3.00%	3.31%	11/2014	1,923	1,738	0.7	1,850
Pillar Processing LLC*	Senior loan	L + 5.50%	5.80%	11/2013	4,049	4,038	1.5	3,847
Pillar Processing LLC*	Senior loan	N/A	14.50%	05/2014	3,125	3,125	1.1	2,969
Wall Street Systems Holdings, Inc.*	Senior loan	L + 5.00%	7.00%	05/2013	1,569	1,566	0.6	1,569
Wall Street Systems Holdings, Inc.*	Senior loan	L + 5.00%	7.00%	05/2013	3,717	3,670	1.4	3,717
Wall Street Systems Holdings, Inc.*	Senior loan	L + 5.00%	8.00%	05/2013	7,835	7,835	3.0	7,835
					22,218	21,972	8.3	21,787

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
March 31, 2011
(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Healthcare, Education and Childcare
ADG, LLC(3)	Senior loan	L + 4.75%	N/A (4)	03/2014	$-	$(6)	-%	$-
ADG, LLC	Senior loan	L + 5.75%	8.44%	03/2014	243	236	0.1	243
ADG, LLC*	Senior loan	L + 4.75%	6.25%	03/2014	3,476	3,476	1.3	3,476
Advanced Pain Management Holdings, Inc.(6)	Subordinated debt	N/A	14.00%	06/2016	7,710	7,527	2.9	7,710
Campus Management Acquisition Corp.	Second lien	L + 5.65%	10.86%	09/2015	5,562	5,461	2.1	5,562
CHS/Community Health Systems *	Senior loan	L + 2.25%	2.56%	07/2014	521	516	0.2	516
Community Hospices of America, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	12/2015	-	(7)	-	-
Community Hospices of America, Inc.*	Senior loan	L + 5.50%	7.25%	12/2015	5,499	5,395	2.1	5,499
Community Hospices of America, Inc.(6)	Subordinated debt	L + 11.75%	13.75%	06/2016	1,797	1,755	0.7	1,797
DDC Center Inc.*	Senior loan	L + 6.50%	9.50%	10/2014	8,093	8,093	3.0	7,770
DDC Center Inc.	Senior loan	L + 6.50%	9.50%	10/2014	1,126	1,126	0.4	1,081
Delta Educational Systems, Inc.*	Senior loan	L + 4.00%	6.00%	06/2012	3,686	3,595	1.4	3,686
Den-Mat Holdings, LLC(6)	Senior loan	L + 7.50%	8.50%	06/2014	3,358	3,279	0.6	1,679
Excelligence Learning Corporation*	Second lien	L + 7.00%	7.25%	11/2013	1,600	1,548	0.6	1,600
G & H Wire Company, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	12/2015	-	(12)	-	-
G & H Wire Company, Inc.*	Senior loan	L + 5.50%	7.25%	12/2015	5,925	5,821	2.3	5,925
The Hygenic Corporation*	Senior loan	L + 2.50%	2.81%	04/2013	2,471	2,424	0.9	2,422
Integrated DNA Technologies, Inc.(6)	Subordinated debt	N/A	14.00%	04/2015	3,800	3,745	1.5	3,800
Integrated DNA Technologies, Inc.(3)	Subordinated debt	N/A	N/A (4)	04/2015	-	(13)	-	-
Maverick Healthcare Group, LLC *	Senior loan	L + 5.50%	7.25%	12/2016	1,521	1,494	0.6	1,494
NeuroTherm, Inc.	Senior loan	L + 5.00%	7.25%	2/2016	119	111	-	111
NeuroTherm, Inc.*	Senior loan	L + 5.00%	6.50%	2/2016	1,749	1,711	0.7	1,710
Sterilmed, Inc.*	Senior loan	L + 6.25%	7.75%	07/2016	3,100	3,100	1.2	3,100
Sterilmed, Inc.(3)	Senior loan	L + 6.25%	N/A (4)	07/2015	-	(8)	-	-
Surgical Information Systems, LLC	Second lien	L + 5.75%	7.29%	12/2015	5,143	5,046	2.0	5,143
TIDI Products, LLC*	Senior loan	L + 5.00%	6.50%	05/2015	2,542	2,542	1.0	2,542
TIDI Products, LLC(3)	Senior loan	L + 5.00%	N/A (4)	05/2015	-	(6)	-	-
United Surgical Partners International, Inc.*	Senior loan	L + 2.00%	2.25%	04/2014	1,521	1,521	0.6	1,505
Universal Health Services, Inc.*	Senior loan	L + 3.00%	4.00%	11/2016	1,535	1,535	0.6	1,545
Warner Chilcott Corporation*	Senior loan	L + 3.25%	4.25%	03/2018	285	285	0.1	289
Warner Chilcott Corporation*	Senior loan	L + 3.25%	4.25%	03/2018	143	143	0.1	144
Warner Chilcott Corporation*	Senior loan	L + 2.25%	3.25%	03/2018	196	196	0.1	198
					72,721	71,629	27.1	70,547
Home and Office Furnishings, Housewares, and Durable Consumer
Amerifile, LLC*	Senior loan	L + 5.00%	6.50%	03/2016	4,486	4,420	1.7	4,486
Top Knobs USA, Inc.*	Senior loan	L + 5.75%	8.00%	11/2016	1,226	1,203	0.5	1,226
Zenith Products Corporation*	Senior loan	L + 5.00%	5.45%	09/2013	4,349	4,282	1.6	4,306
					10,061	9,905	3.8	10,018
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	Senior loan	L + 7.50%	9.50%	09/2015	722	619	0.3	722
Competitor Group, Inc.(3)	Senior loans	L + 7.50%	N/A (4)	09/2015	-	(21)	-	-
Competitor Group, Inc.*	Senior loan	L + 7.50%	9.50%	09/2015	8,185	8,004	3.1	8,185
Melissa & Doug, LLC*	Senior loan	L + 5.00%	6.75%	12/2016	1,299	1,286	0.5	1,299
Octane Fitness, LLC*	Senior loan	L + 4.60%	4.90%	03/2013	4,675	4,568	1.7	4,582
Optronics Product Company, Inc.*	Senior loan	L + 4.50%	5.50%	12/2012	91	88	-	91
Optronics Product Company, Inc.*	Second lien	L + 7.25%	8.25%	12/2013	2,489	2,395	1.0	2,489
Premier Yachts, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	12/2015	-	(3)	-	-
Premier Yachts, Inc.*	Senior loan	L + 5.50%	7.00%	12/2015	855	839	0.3	855
Pride Manufacturing Company, LLC*	Senior loan	L + 5.50%	7.25%	11/2015	829	813	0.3	829
					19,145	18,588	7.2	19,052
Oil and Gas
Tri-County Petroleum, Inc.*	Senior loan	L + 4.25%	6.50%	08/2013	3,647	3,573	1.4	3,647

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
March 31, 2011
(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Personal and Non-Durable Consumer Products
Dr. Miracles, Inc.*	Senior loan	L + 5.50%	8.00%	03/2014	$3,555	$3,520	1.3%	$3,484
Strategic Partners, Inc.(6)	Subordinated debt	N/A	14.00%	02/2017	9,636	9,392	3.7	9,636
					13,191	12,912	5.0	13,120
Personal, Food and Miscellaneous Services
Affordable Care Inc.(3)	Senior loan	L + 5.00%	N/A (4)	12/2015	-	(9)	-	(9)
Affordable Care Inc.*	Senior loan	L + 5.00%	7.25%	12/2015	3,705	3,651	1.4	3,649
Ameriqual Group, LLC*	Senior loan	L + 5.00%	7.25%	3/2016	1,983	1,943	0.7	1,943
Ameriqual Group, LLC*	Senior loan	L + 7.50%	9.75%	3/2016	850	833	0.3	833
Focus Brands, Inc.*	Senior loan	L + 4.00%	5.25%	11/2016	4,473	4,473	1.7	4,473
Ignite Restaurant Group, Inc.	Senior loan	L + 4.75%	6.25%	3/2016	6,717	6,617	2.5	6,616
Vetcor Professional Practices LLC(3)	Senior loan	L + 7.25%	N/A (4)	02/2015	-	(184)	-	-
Vetcor Professional Practices LLC	Senior loan	L + 7.25%	9.25%	02/2015	1,995	1,995	0.8	1,995
					19,723	19,319	7.4	19,500

Printing and Publishing
Market Track, LLC(3)	Senior loan	L + 7.75%	N/A (4)	11/2015	-	(22)	-	-
Market Track, LLC*	Senior loan	L + 7.75%	9.25%	11/2015	13,099	12,864	5.0	13,099
Monotype Imaging, Inc.*	Senior loan	L + 3.75%	4.02%	07/2012	1,129	1,095	0.4	1,129
Trade Service Company, LLC(3)	Senior loan	L + 5.25%	N/A (4)	06/2013	-	(1)	-	-
Trade Service Company, LLC*	Senior loan	L + 5.25%	6.75%	06/2013	1,485	1,479	0.6	1,479
Trade Service Company, LLC*(6)	Senior loan	N/A	14.00%	06/2013	765	762	0.3	762
					16,478	16,177	6.3	16,469
Retail Stores
Container Store, Inc.*	Senior loan	L + 3.00%	3.31%	08/2014	6,760	6,356	2.5	6,489
DTLR, Inc.	Senior loan	L + 8.00%	11.00%	12/2015	6,011	5,870	2.3	6,011
Fasteners for Retail, Inc.*	Senior loan	L + 4.50%	4.78%	12/2012	1,964	1,871	0.7	1,906
IL Fornaio (America) Corporation*	Senior loan	L + 2.75%	3.00%	03/2013	4,263	4,064	1.6	4,135
The Marshall Retail Group, LLC*	Senior loan	L + 4.50%	7.25%	04/2013	2,940	2,852	1.1	2,940
The Marshall Retail Group, LLC*	Second lien	L + 6.50%	9.25%	04/2013	2,100	2,051	0.8	2,100
Rubio's Restaurants, Inc.*	Senior loan	L + 7.00%	8.75%	06/2015	9,616	9,440	3.7	9,616
					33,654	32,504	12.7	33,197
Telecommunications
Hosting.com (WCP/32 Points)	Senior loan	L + 6.75%	N/A (4)	05/2014	-	-	-	-
Hosting.com (WCP/32 Points)*	Senior loan	L + 6.75%	8.25%	05/2014	2,191	2,191	0.8	2,191
Springboard Finance LLC*	Senior loan	L + 5.00%	7.00%	02/2015	1,945	1,935	0.7	1,954
West Corporation(3)	Senior loan	L + 3.00%	N/A (4)	10/2012	-	(182)	(0.2)	(500)
					4,136	3,944	1.3	3,645
Textiles and Leather
Gammill, Inc.*	Senior loan	L + 7.50%	9.50%	09/2011	264	262	0.1	264
Gammill, Inc.*	Senior loan	L + 8.00%	10.00%	09/2012	4,104	4,039	1.6	4,104
					4,368	4,301	1.7	4,368

Total debt investments United States (cost $379,146)					$385,961	$379,146	143.8%	$377,460

Fair Value as a percentage of Principal Amount								97.8%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
March 31, 2011
(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount / Shares	Cost	Net Assets	Value
Equity investments
Aerospace and Defense
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	$670	0.3%	$670
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	117
						670	0.3	787
Beverage, Food and Tobacco
Atkins Nutrionals, Inc.	LLC interest	N/A	N/A	N/A	57	838	0.3	838
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	0.1	220
						1,058	0.4	1,058
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	-	67
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	13	1,273	0.5	1,273
G & H Wire Company, Inc	LP Interest	N/A	N/A	N/A	-	102	-	102
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	541	0.2	541
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.2	414
						2,397	0.9	2,397
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	73	-	73

Personal and Non-Durable Consumer Products
Strategic Partners, Inc.	LLC interest	N/A	N/A	N/A	169	1,691	0.6	1,691

Retail Stores
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.4	945

Total equity investments United States (cost $6,834)						$6,834	2.6%	$6,951

Total United States (cost $385,980)						$385,980	146.4%	$384,411

Total investments (cost $390,629)						$390,629	148.2%	$389,060

* Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization.
(1)
The majority of the investments bear interest at a rate that may be determined by reference to LIBOR "L" or Prime "P" and which reset daily, quarterly or semiannually.  For each we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at March 31, 2011.  Certain investments are subject to a LIBOR or Prime interest rate floor.  For fixed rate loans, a spread above a reference rate is not applicable.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at March 31, 2011.
(3)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.  The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(4)	The entire commitment was unfunded at March 31, 2011. As such, no interest is being earned on this investment.
(5)	Loan was on non-accrual status as of March 31, 2011, meaning that the Company has ceased recognizing interest income on the loan.
(6)	A portion of the interest may be deferred through a payment-in-kind ("PIK") rate option.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2010
(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Investments, at fair value
Canada
Debt investments
Diversified Conglomerate Service
Open Text Corporation*	Senior loan	L + 2.25%	2.51%	10/2013	$1,310	$1,146	0.5%	$1,297

Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.*	Senior loan	L + 7.50%	11.50%	03/2012	4,649	4,649	1.8	4,649

Total Canada (cost $5,795)					$5,959	$5,795	2.3%	$5,946

Fair Value as percentage of Principal Amount								99.8%

United States
Debt investments
Aerospace and Defense
Thermal Solutions LLC*	Senior loan	L + 4.75%	6.00%	03/2011	$38	$38	-%	$38
Thermal Solutions LLC*	Senior loan	L + 5.25%	7.50%	03/2012	1,875	1,864	0.7	1,818
					1,913	1,902	0.7	1,856
Automobile
CLP Auto Interior Corporation*	Senior loan	L + 4.75%	5.01%	06/2013	3,223	3,223	1.2	3,126
Dealer Computer Services, Inc.*	Senior loan	L + 3.50%	5.25%	04/2017	2,414	2,402	0.9	2,420
Driven Brands, Inc.*	Senior loan	L + 5.00%	6.53%	10/2014	5,944	5,944	2.3	5,944
					11,581	11,569	4.4	11,490
Banking
Bonddesk Group LLC*	Senior loan	L + 3.00%	3.26%	08/2012	1,884	1,827	0.7	1,847
Prommis Solutions Inc.*	Senior loan	L + 2.75%	3.05%	02/2013	1,519	1,519	0.5	1,474
					3,403	3,346	1.2	3,321
Beverage, Food and Tobacco
Lone Star Beef Processors, L.P.*	Senior loan	L + 4.00%	4.75%	05/2013	3,580	3,559	1.4	3,580
ABP Corporation*	Senior loan	L + 4.50%	8.50%	02/2013	2,322	2,282	0.9	2,322
Bertucci's Corporation*	Senior loan	L + 9.00%	12.00%	07/2012	1,964	1,915	0.8	1,964
CTI Foods Holding Co., LLC	Senior loan	L + 4.00%	6.00%	06/2015	893	885	0.3	871
					8,759	8,641	3.4	8,737
Building and Real Estate
American Fire Protection Group, Inc.(5)	Senior loan	L + 6.75%	9.00%	06/2011	4,422	4,346	1.2	3,095
Architectural Testing, Inc.*	Senior loan	L + 6.50%	9.50%	05/2013	6,497	6,497	2.5	6,497
Infiltrator Systems, Inc.*	Senior loan	L + 5.50%	8.50%	09/2012	7,819	7,505	2.9	7,507
ITEL Laboratories, Inc.*	Senior loan	L + 6.75%	9.75%	03/2014	7,826	7,764	3.0	7,826
ASP PDM Acquisition Co. LLC*	Senior loan	L + 2.75%	3.35%	12/2013	608	570	0.2	560
Best Lighting Products, Inc.*	Senior loan	L + 8.00%	10.00%	08/2012	2,432	2,370	0.9	2,432
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2012	343	342	0.1	332
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2013	2,600	2,596	0.8	2,080
Tecta America Corp.	Senior loan	L + 5.75%	6.58%	12/2011	2,864	2,864	0.7	1,904
					35,411	34,854	12.3	32,233
Cargo Transport
The Kenan Advantage Group, Inc.	Senior loan	L + 4.50%	3.59%	06/2016	244	233	0.1	248
The Kenan Advantage Group, Inc.*	Senior loan	L + 4.50%	6.25%	06/2016	3,327	3,262	1.3	3,351
Peco Pallet, Inc.*	Senior loan	L + 3.75%	4.01%	06/2013	3,978	3,835	1.5	3,939
					7,549	7,330	2.9	7,538
Chemicals, Plastics and Rubber
Celanese Holdings LLC*	Senior loan	L + 3.00%	3.53%	10/2016	693	598	0.3	682
Styron S.A.R.L.*	Senior loan	L + 5.75%	7.50%	06/2016	1,481	1,502	0.6	1,505
Syrgis Holdings, Inc.*	Senior loan	L + 5.50%	7.75%	08/2012	326	312	0.1	326
Syrgis Holdings, Inc.*	Senior loan	L + 6.00%	8.25%	08/2013	864	821	0.3	864
Syrgis Holdings, Inc.*	Senior loan	L + 8.50%	10.75%	02/2014	474	449	0.2	474
					3,838	3,682	1.5	3,851

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (Continued)
September 30, 2010
(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 5.00%	6.86%	08/2015	$102	$100	-%	$102
Fort Dearborn Company*	Senior loan	L + 5.50%	7.37%	08/2016	227	222	0.1	227
Fort Dearborn Company*	Senior loan	L + 5.00%	6.75%	08/2015	1,553	1,523	0.6	1,553
Fort Dearborn Company*	Senior loan	L + 5.50%	7.25%	08/2016	3,291	3,226	1.3	3,291
Pelican Products, Inc.*	Senior loan	L + 5.00%	7.75%	01/2013	77	72	-	77
Pelican Products, Inc.*	Senior loan	L + 5.00%	7.75%	01/2014	2,861	2,647	1.1	2,861
Industrial Container Services, LLC*	Senior loan	L + 4.00%	4.53%	09/2011	754	743	0.3	754
					8,865	8,533	3.4	8,865
Diversified Conglomerate Manufacturing
Neptco Inc.	Senior loan	L + 5.25%	7.25%	03/2013	4,317	4,166	1.4	3,669
Pasternack Enterprises, Inc.*	Senior loan	L + 4.50%	6.00%	02/2014	4,779	4,646	1.8	4,779
Vintage Parts, Inc.*	Senior loan	L + 5.50%	5.79%	12/2013	6,551	6,480	2.5	6,551
Heat Transfer Parent, Inc.*	Senior loan	L + 3.00%	3.26%	06/2013	1,833	1,766	0.6	1,595
					17,480	17,058	6.3	16,594
Diversified Conglomerate Service
Benetech, Inc.*	Senior loan	L + 5.00%	5.26%	12/2013	8,845	8,562	3.3	8,668
Compass Group Diversified Holdings, LLC*	Senior loan	L + 4.00%	4.50%	12/2013	4,566	4,566	1.8	4,566
Cortz, Inc.*	Senior loan	L + 5.50%	8.50%	03/2014	6,540	6,493	2.5	6,540
NS Holdings, Inc.*	Senior loan	L + 4.63%	6.64%	06/2015	2,238	2,194	0.9	2,238
NS Holdings, Inc.*(3)	Senior loan	L + 6.25%	N/A (4)	06/2015	-	(8)	-	-
Protection One, Inc.*	Senior loan	L + 4.25%	6.00%	06/2016	3,142	3,132	1.2	3,150
Savvis Communications Corporation*	Senior loan	L + 5.00%	6.75%	08/2016	2,000	1,978	0.8	2,012
The Service Companies, Inc.	Senior loan	L + 6.50%	8.50%	03/2014	5,792	5,676	2.2	5,792
					33,123	32,593	12.7	32,966
Diversified Natural Resources, Precious Metals, and Minerals
Metal Spinners, Inc.*	Senior loan	L + 7.00%	10.00%	12/2014	2,284	2,202	0.9	2,284
Metal Spinners, Inc.*(6)	Senior loan	L + 8.00%	11.00%	12/2014	3,085	2,979	1.1	2,900
Virginia Explosives & Drilling Company, Inc.	Senior loan	L + 7.00%	10.50%	05/2011	170	162	0.1	170
Virginia Explosives & Drilling Company, Inc.	Senior loan	L + 7.00%	10.50%	10/2011	2,852	2,739	1.0	2,709
					8,391	8,082	3.1	8,063
Electronics
Cape Electrical Supply LLC*	Senior loan	L + 5.75%	6.75%	11/2013	2,435	2,300	0.9	2,386
The Sloan Company, Inc.*(6)	Second lien loan	L + 7.00%	7.26%	10/2012	2,442	2,430	0.9	2,442
Syncsort Incorporated(3)	Senior loan	L + 5.50%	N/A (4)	03/2015	-	(8)	-	-
Syncsort Incorporated	Senior loan	L + 5.50%	7.50%	03/2015	9,875	9,658	3.8	9,875
					14,752	14,380	5.6	14,703
Finance
Nuveen Investments, Inc.*	Senior loan	L + 3.00%	3.29%	11/2014	3,000	2,685	1.0	2,705
eVestment Alliance Holdings, LLC*	Senior loan	L + 6.50%	9.50%	05/2014	7,128	7,013	2.7	7,128
Pillar Processing LLC*	Senior loan	L + 5.50%	5.79%	11/2013	6,216	6,196	2.4	6,216
Pillar Processing LLC*	Senior loan	N/A	14.50%	05/2014	3,125	3,125	1.2	3,125
Wall Street Systems Holdings, Inc.*	Senior loan	L + 5.00%	8.00%	05/2013	7,875	7,875	3.0	7,875
					27,344	26,894	10.3	27,049
Grocery
JRD Holdings, Inc. *	Senior loan	L + 2.25%	2.51%	07/2014	1,241	1,097	0.5	1,195

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (Continued)
September 30, 2010
(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Healthcare, Education and Childcare
ADG, LLC	Senior loan	L + 5.75%	7.78%	05/2013	$3,701	$3,652	1.4%	$3,701
ADG, LLC(3)	Senior loan	L + 5.75%	N/A (4)	05/2013	0	(10)	-	0
Campus Management Acquisition Corp.	Senior loan	L + 5.65%	7.40%	09/2015	5,595	5,483	2.1	5,595
CHS/Community Health Systems *	Senior loan	L + 2.25%	2.55%	07/2014	773	763	0.3	734
Community Hospices of America, Inc.*	Senior loan	L + 5.00%	8.00%	01/2011	990	985	0.4	990
Community Hospices of America, Inc.*(6)	Second lien loan	L + 11.75%	13.75%	04/2011	4,865	4,846	1.9	4,865
DaVita, Inc.*	Senior loan	L + 1.50%	1.76%	10/2012	5,000	4,646	1.9	4,989
DDC Center Inc.*	Senior loan	L + 6.50%	9.50%	10/2014	9,652	9,652	3.3	8,687
Delta Educational Systems, Inc.*	Senior loan	L + 4.00%	6.00%	06/2012	4,140	3,997	1.6	4,140
Den-Mat Holdings, LLC(6)	Senior loan	L + 7.50%	8.50%	06/2014	3,287	3,195	0.6	1,643
Excelligence Learning Corporation*	Second lien loan	L + 7.00%	7.26%	11/2013	1,600	1,539	0.6	1,584
The Hygenic Corporation*	Senior loan	L + 2.50%	2.80%	04/2013	2,483	2,425	0.9	2,384
Integrated DNA Technologies, Inc.(6)	Subordinated debt	N/A	14.00%	04/2015	3,800	3,737	1.5	3,800
Integrated DNA Technologies, Inc.(3)	Subordinated debt	N/A	N/A (4)	04/2015	-	(14)	-	-
ReachOut Healthcare America Ltd*	Senior loan	L + 5.00%	8.00%	08/2013	6,242	6,226	2.4	6,242
Renal Advantage Holdings, Inc.*	Senior loan	L + 4.50%	6.00%	06/2016	1,000	1,005	0.4	1,006
Sterilmed, Inc.	Senior loan	L + 6.25%	7.75%	07/2016	3,139	3,077	1.2	3,139
Sterilmed, Inc.(3)	Senior loan	L + 6.25%	N/A (4)	07/2015	-	(9)	-	-
TIDI Products, LLC	Senior loan	L + 5.00%	6.50%	05/2015	2,608	2,560	1.0	2,608
TIDI Products, LLC(3)	Senior loan	L + 5.00%	N/A (4)	05/2015	-	(6)	-	-
United Surgical Partners International, Inc.*	Senior loan	L + 2.00%	2.26%	04/2014	1,529	1,529	0.6	1,450
Universal Health Services, Inc.*	Senior loan	L + 4.00%	5.50%	11/2016	1,664	1,639	0.6	1,675
Warner Chilcott Corporation*	Senior loan	L + 4.25%	6.50%	02/2016	1,510	1,495	0.6	1,519
Warner Chilcott Corporation*	Senior loan	L + 4.25%	6.50%	02/2016	490	485	0.2	493
					64,068	62,897	23.5	61,244
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.*	Senior loan	L + 6.25%	8.25%	02/2014	2,751	2,669	1.0	2,724
Zenith Products Corporation*	Senior loan	L + 5.00%	5.49%	09/2013	4,878	4,787	1.8	4,732
					7,629	7,456	2.8	7,456
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	Senior loan	L + 7.50%	9.50%	09/2015	81	58	-	81
Competitor Group, Inc.(3)	Senior loans	L + 7.50%	N/A (4)	03/2012	-	(114)	-	-
Competitor Group, Inc.*	Senior loan	L + 7.50%	9.50%	09/2015	8,395	8,189	3.2	8,395
Octane Fitness, LLC*	Senior loan	L + 4.60%	5.11%	03/2013	4,675	4,541	1.7	4,442
Optronics Product Company, Inc.*	Senior loan	L + 3.75%	5.75%	12/2012	176	168	0.1	176
Optronics Product Company, Inc.*	Second lien loan	L + 7.25%	8.25%	12/2013	2,489	2,377	1.0	2,489
Premier Yachts, Inc.*	Senior loan	L + 3.75%	4.01%	08/2012	1,037	994	0.4	1,026
Premier Yachts, Inc.*	Senior loan	L + 7.00%	7.26%	08/2013	568	547	0.2	568
Regal Cinemas Corporation*	Senior loan	L + 3.50%	3.79%	11/2016	1,493	1,289	0.6	1,487
					18,914	18,049	7.2	18,664
Oil and Gas
Tri-County Petroleum, Inc.*	Senior loan	L + 4.25%	4.52%	08/2013	3,666	3,576	1.4	3,629

Personal and Non-Durable Consumer Products
Dr. Miracles, Inc.*	Senior loan	L + 5.50%	8.00%	03/2014	3,766	3,723	1.4	3,766
Strategic Partners, Inc.(6)	Subordinated debt	N/A	14.00%	02/2017	9,636	9,367	3.7	9,635
					13,402	13,090	5.1	13,401

Personal, Food and Miscellaneous Services
Aramark Corporation*	Senior loan	L + 0.00%	0.11%	01/2014	64	55	-	61
Aramark Corporation*	Senior loan	L + 0.00%	0.11%	07/2016	115	98	-	113
Aramark Corporation*	Senior loan	L + 3.25%	3.54%	07/2016	1,752	1,490	0.7	1,722
Aramark Corporation*	Senior loan	L + 1.88%	2.16%	01/2014	794	682	0.3	758
Focus Brands, Inc.*	Senior loan	L + 5.00%	5.29%	03/2011	4,952	4,905	1.9	4,951
					7,677	7,230	2.9	7,605

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (Continued)
September 30, 2010
(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount / Shares	Cost	Net Assets	Value
Printing and Publishing
Monotype Imaging, Inc.*	Senior loan	L + 3.75%	4.01%	07/2012	$1,378	$1,323	0.5%	$1,379
Trade Service Company, LLC*(6)	Senior loan	N/A	14.00%	01/2013	2,085	2,026	0.8	2,084
					3,463	3,349	1.3	3,463
Retail Stores
Container Store, Inc.*	Senior loan	L + 3.00%	3.32%	08/2014	6,794	6,329	2.4	6,251
Fasteners for Retail, Inc.*	Senior loan	L + 3.50%	4.83%	12/2012	1,964	1,844	0.7	1,884
IL Fornaio (America) Corporation*	Senior loan	L + 3.00%	3.30%	03/2013	4,768	4,490	1.7	4,434
The Marshall Retail Group, LLC*	Senior loan	L + 4.50%	7.25%	04/2013	3,103	2,988	1.2	3,103
The Marshall Retail Group, LLC*	Senior loan	L + 6.50%	9.25%	04/2013	2,100	2,039	0.8	2,100
Rubio's Restaurants, Inc.*	Senior loan	L + 7.00%	8.75%	06/2015	9,738	9,539	3.7	9,738
					28,467	27,229	10.5	27,510
Telecommunications
MetroPCS Wireless, Inc.*	Senior loan	L + 2.25%	2.56%	11/2013	247	211	0.1	243
MetroPCS Wireless, Inc.*	Senior loan	L + 3.50%	3.81%	11/2016	2,692	2,288	1.0	2,672
Springboard Finance LLC*	Senior loan	L + 5.00%	7.00%	02/2015	1,997	1,984	0.8	2,009
West Corporation(3)	Senior loan	L + 2.00%	N/A (4)	10/2012	-	(239)	(0.3)	(700)
					4,936	4,244	1.6	4,224
Textiles and Leather
Gammill, Inc.*	Senior loan	L + 7.50%	9.50%	09/2011	415	409	0.2	415
Gammill, Inc.*	Senior loan	L + 8.00%	10.00%	09/2012	4,285	4,193	1.6	4,284
					4,700	4,602	1.8	4,699
Utilities
Covanta Energy Corporation*	Senior loan	L + 0.00%	0.43%	02/2014	1,000	869	0.4	957
Covanta Energy Corporation*	Senior loan	L + 1.50%	2.00%	02/2014	1,960	1,703	0.7	1,877
Itron, Inc.*	Senior loan	L + 3.50%	3.76%	04/2014	875	793	0.3	876
NRG Energy, Inc.*	Senior loan	L + 1.50%	1.98%	02/2013	2,223	2,057	0.9	2,221
					6,058	5,422	2.3	5,931

Total debt investments (cost $337,105)					$346,630	$337,105	129.1%	$336,287

Fair Value as a percentage of Principal Amount								97.0%

Equity investments
Personal and Non-Durable Consumer Products
Strategic Partners, Inc.	LLC interest	N/A	N/A	N/A	169	$1,691	0.6%	$1,691

Retail Stores
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.4	945

Total equity investments (cost $2,636)						$2,636	1.0%	$2,636

Total United States (cost $339,741)						$339,741	130.1%	$338,923

Total investments (cost $345,536)						$345,536	132.4%	$344,869

* Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization.
(1)
The majority of the investments bear interest at a rate that may be determined by reference to LIBOR "L" or Prime "P" and which reset daily, quarterly or semiannually.  For each we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2010.  Certain investments are subject to a LIBOR or Prime interest rate floor.  For fixed rate loans, a spread above a reference rate is not applicable.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2010.
(3)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.  The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(4)	The entire commitment was unfunded at September 30, 2010. As such, no interest is being earned on this investment.
(5)	Loan was on non-accrual status as of September 30, 2010, meaning that the Company has ceased recognizing interest income on the loan.
(6)	A portion of the interest may be deferred through a payment-in-kind ("PIK") rate option.

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

GC LLC was formed in the State of Delaware on November 9, 2009 to continue and expand the business of Golub Capital Master Funding LLC (“GCMF”) which commenced operations on July 7, 2007. All of the outstanding limited liability company interests in GCMF were initially held by three Delaware limited liability companies, Golub Capital Company IV, LLC, Golub Capital Company V LLC, and Golub Capital Company VI LLC (collectively the “Capital Companies”). In November 2009, the Capital Companies formed GC LLC, into which they contributed 100% of the limited liability company interests of GCMF and from which they received a proportionate number of limited liability company interests in GC LLC. In February 2010, GEMS Fund L.P. (“GEMS”), a limited partnership affiliated through common management with the Capital Companies, purchased an interest in GC LLC. As a result of the Conversion, the Capital Companies and GEMS received shares of common stock in GBDC.

Subsequent to the Conversion, GCMF became a wholly owned subsidiary of GBDC. GCMF’s financial results are consolidated with GBDC, and the portfolio investments held by GCMF are included in the Company’s consolidated financial statements. All intercompany balances and transactions have been eliminated. For periods prior to November 19, 2009, the consolidated financial statements only reflect the financial results of GCMF.

On July 16, 2010, the Company completed a $300,000 term Debt Securitization (defined in Note 6). The notes offered in the Debt Securitization were issued by Golub Capital BDC 2010-1 LLC, a newly formed, indirect subsidiary of the Company (the “Issuer”), and the Class A Notes and Class B Notes are secured by the assets held by the Issuer. The Debt Securitization was executed through a private placement of $174,000 of Aaa/AAA Class A Notes of the Issuer. In partial consideration for the loans transferred to the Issuer as part of the Debt Securitization, Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, retained all of the Class B and Subordinated Notes, which totaled $10,000 and $116,000, respectively, and retained all the membership interests in the Issuer, which Holdings initially purchased for two hundred and fifty dollars. Assets related to transactions that do not meet Accounting Standards Codification (“ASC”) Topic 860 —  Transfers and Servicing requirements for accounting sale treatment are reflected in the consolidated balance sheet of the Company as investments. Those assets are owned by the Issuer, a special purpose entity that is consolidated in the Company’s financial statements, the creditors of the Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or any affiliate of the Company). For further information on the Debt Securitization, see Note 6.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

On August 24, 2010, GC SBIC IV, L.P., a wholly owned subsidiary of the Company, received approval for a license from the United States Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”). As an SBIC, GC SBIC IV L.P. is subject to a variety of regulations and oversight by the SBA concerning the size and nature of companies in which it may invest as well as the structures of those investments.

The license allows GC SBIC IV, L.P. to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to us, have interest payable semiannually and a ten-year maturity. The interest rate is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

The Company’s investment strategy is to invest in senior secured, unitranche, mezzanine and second lien loans to middle market companies that are, in most cases, sponsored by private equity investors. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Prior to April 14, 2010, Golub Capital Incorporated (the “Investment Manager”) served as the investment adviser for the Company.

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

Accounting Standards Codification:   In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification TM (the “Codification”) which is the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification combines all authoritative standards into a comprehensive, topically organized online database. One level of authoritative GAAP exists, other than guidance issued by the SEC. All other accounting literature excluded from the Codification is considered non-authoritative.

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

Consolidation:   As permitted under Regulation S-X and the American Institute of Certified Public Accountants, or the AICPA, Audit and Accounting Guide for Investment Companies, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, the Company consolidated the results of the Company’s subsidiaries in its consolidated financial statements.

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

Restricted cash and cash equivalents:   Restricted cash and cash equivalents represent amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash is held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.

Revenue recognition:    Investments and related investment income:   The Company’s board of directors (the “Board”) determines the fair value of its portfolio investments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. In addition, the Company may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. The Company records prepayment premiums on loans as interest income. When the Company receives principal payments on a loan in an amount that exceeds its amortized cost, it records the excess principal payment as interest income. For the three and six months ended March 31, 2011, interest income included $1,228 and $3,181 of such amounts, respectively.  For the three and six months ended March 31, 2010, the Company recorded interest income from amortization in the amounts of $1,755 and $4,847, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of March 31, 2011 and September 30, 2010, the Company had interest receivable of $2,181 and $1,956, respectively. For the three and six months ended March 31, 2011, the Company earned interest of $9,111 and $18,248, respectively. For the three and six months ended March 31, 2010, the Company earned interest of $7,645 and $18,488, respectively. During the three and six months ended March 31, 2011, the Company received interest in cash in the amounts of $8,932 and $17,692, respectively.  During the three and six months ended March 31, 2010, the Company received interest in cash in the amounts of $7,490 and $18,855, respectively.

For investments with contractual payment-in-kind interest (“PIK”), which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2011, the Company recorded PIK income of $192 and $331, respectively.  For the three and six months ended March 31, 2010, the Company recorded PIK income of $68 and $123, respectively.

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

Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The total fair value of non-accrual loans was $2,653 and $3,095 as of March 31, 2011 and September 30, 2010, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six month ended March 31, 2011 and 2010, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes. ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at March 31, 2011 and September 30, 2010. The 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred financing costs:   Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2011 and September 30, 2010, the Company had deferred financing costs of $3,351 and $2,748, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three and six months ended March 31, 2011 was $195 and $365, respectively.  There was no amortization expense for the three and six months ended March 31, 2010.

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

Note 3. Related Party Transactions

Investment Advisory and Management Agreement:  On April 14, 2010, GBDC entered into the Investment Advisory Agreement with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Investment Advisory Agreement was subsequently amended on July 16, 2010. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee.

The base management fee is calculated at an annual rate equal to 1.375% of average adjusted gross assets at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents and including assets purchased with borrowed funds and securitization-related assets) and is payable quarterly in arrears. To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. Prior to the Offering, the base management fee was calculated at an annual rate of 0.75% of the value of the GCMF investments under the terms of GCMF’s Sale and Servicing Agreement with the Investment Manager.

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

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.  For the three and six months ended March 31, 2011, the Income Incentive Fee was $158 and $348, respectively.  There was no Income Incentive Fee for the three and six months ended March 31, 2010.

The second part of the Incentive Fee Calculation (the “Capital Gain Incentive Fee”) equals (a) 20.0% of the Company’s “Capital Gain Incentive Fee Base,” if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), which commenced with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s Capital Gain Incentive Fee Base equals the sum of (1) realized capital gains, if any, on a cumulative positive basis from the date the Company elected to become a BDC through the end of each calendar year, (2) all realized capital losses on a cumulative basis and (3) all unrealized capital depreciation on a cumulative basis.

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

The sum of the Income Incentive Fee and the Capital Gain Incentive Fee will be the Incentive Fee.

The Company will accrue the Capital Gain Incentive Fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) is positive.  The Capital Gain Incentive Fee is calculated on a cumulative basis from the date the Company elected to become a BDC through the end of each calendar year.  For the three and six month period ended March 31, 2011, the Company accrued a Capital Gain Incentive Fee of $63 and $63, respectively.  For the calendar year ended December 31, 2010, the Capital Gain Incentive Fee was zero.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Administration Agreement:  GBDC has also entered into an administration agreement (the “Administration Agreement”) with GC Service Company, LLC (the “Administrator”). Under the Administration Agreement, the Administrator furnishes GBDC with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides GBDC with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct GBDC’s day-to-day operations. GBDC reimburses the Administrator the allocable portion (subject to the review and approval of the Board) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and GBDC’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides on the Company’s behalf significant managerial assistance to those portfolio companies to which GBDC is required to provide such assistance and will be paid an additional amount based on the services provided, not to exceed the amount GBDC receives from such portfolio companies.

Included in accounts payable and accrued expenses is $214 and $142 as of March 31, 2011 and September 30, 2010, respectively, for accrued allocated shared services under the Administration Agreement.  The administrative service fee expense under the Administration Agreement for the three and six months ended March 31, 2011 was 214 and 387, respectively.  The administrative service fee for the three and six months ended March 31, 2010 was 156 and 298, respectively.

Other Related Party Transactions:  Prior to the Offering, the Investment Manager paid for certain unaffiliated third-party expenses on behalf of GCMF, all of which were subsequently reimbursed directly with cash or through a member’s equity contribution. Subsequent to the Offering, the Investment Adviser, an affiliate of the Investment Manager, pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include, but are not limited to, postage, printing, office supplies, and rating agency fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expense directly. These expenses were subsequently reimbursed in cash.

Total expenses reimbursed to the Investment Adviser and the Investment Manager, as applicable, during the three and six months ended March 31, 2011 were $67 and $198, respectively.

Total expenses reimbursed to the Investment Adviser and the Investment Manager, as applicable, during the three and six months ended March 31, 2010 were $225 and $424, respectively.  Of these amounts, during both the three and six months ended March 31, 2010, $225 was reimbursed via a members’ equity contribution, respectively.

As of March 31, 2011 and September 30, 2010, included in accounts payable and accrued expenses is $94 and $116, respectively, for accrued expenses paid on behalf of the Company by the Investment Adviser.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments

Investments and cash and cash equivalents consisted of the following:

	March 31, 2011			September 30, 2010
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$224,643	$220,805	$217,159	$235,826	$228,308	$227,048
Unitranche	114,811	112,939	113,794	91,931	90,309	90,369
Second lien(1)	26,336	25,805	26,336	11,396	11,192	11,380
Subordinated debt	24,820	24,246	24,820	13,436	13,091	13,436
Equity	N/A	6,834	6,951	N/A	2,636	2,636
Cash and cash equivalents	N/A	43,866	43,866	N/A	61,219	61,219
Restricted cash and cash equivalents	N/A	16,050	16,050	N/A	31,771	31,771
Total	$390,610	$450,545	$448,976	$352,589	$438,526	$437,859

(1) Second lien loans include loans structured as first lien last out term loans.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The Company has invested in portfolio companies located in the United States and in Canada. The following tables show the portfolio composition by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	March 31, 2011		September 30, 2010
Cost:
United States
Mid-Atlantic	$81,832	21.0%	$84,182	24.3%
Midwest	100,052	25.6	91,473	26.5
West	68,476	17.5	66,670	19.3
Southeast	61,901	15.8	63,180	18.3
Southwest	41,087	10.5	24,551	7.1
Northeast	32,632	8.4	9,685	2.8
Canada	4,649	1.2	5,795	1.7
Total	$390,629	100.0%	$345,536	100.0%

Fair Value:
United States
Mid-Atlantic	$82,053	21.1%	$85,412	24.7%
Midwest	99,352	25.5	89,516	26.0
West	68,048	17.5	66,870	19.4
Southeast	62,484	16.1	63,982	18.6
Southwest	39,598	10.2	23,810	6.9
Northeast	32,876	8.4	9,333	2.7
Canada	4,649	1.2	5,946	1.7
Total	$389,060	100.0%	$344,869	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at fair value were as follows:
	March 31, 2011		September 30, 2010
Cost:
Aerospace and Defense	$2,510	0.7%	$1,902	0.6%
Automobile	8,937	2.3	11,569	3.3
Banking	2,957	0.8	3,346	1.0
Beverage, Food and Tobacco	17,593	4.5	8,641	2.5
Buildings and Real Estate	30,272	7.7	34,854	10.1
Cargo Transport	-	-	7,330	2.1
Chemicals, Plastics and Rubber	3,026	0.8	3,682	1.0
Containers, Packaging and Glass	5,223	1.3	8,533	2.5
Diversified Conglomerate Manufacturing	26,491	6.8	17,058	4.9
Diversified Conglomerate Service	35,755	9.2	33,739	9.8
Diversified Natural Resources, Precious Metals and Minerals	4,798	1.2	8,082	2.3
Electronics	28,488	7.3	14,380	4.2
Finance	21,972	5.6	26,894	7.8
Grocery	-	-	1,097	0.3
Healthcare, Education and Childcare	74,026	19.0	62,897	18.2
Home and Office Furnishings, Housewares, and Durable Consumer	9,978	2.6	7,456	2.2
Leisure, Amusement, Motion Pictures and Entertainment	23,237	5.9	22,698	6.6
Oil and Gas	3,573	0.9	3,576	1.0
Personal and Non-Durable Consumer Products	14,603	3.7	14,781	4.2
Personal Food and Miscellaneous Services	19,319	4.9	7,230	2.1
Printing and Publishing	16,177	4.1	3,349	1.0
Retail Stores	33,449	8.6	28,174	8.2
Telecommunications	3,944	1.0	4,244	1.2
Textiles and Leather	4,301	1.1	4,602	1.3
Utilities	-	-	5,422	1.6
Total	$390,629	100.0%	$345,536	100.0%

Fair Value:
Aerospace and Defense	$2,664	0.7%	$1,856	0.5%
Automobile	8,842	2.3	11,490	3.3
Banking	2,811	0.7	3,321	1.0
Beverage, Food and Tobacco	17,843	4.6	8,737	2.5
Buildings and Real Estate	27,647	7.1	32,233	9.3
Cargo Transport	-	-	7,538	2.2
Chemicals, Plastics and Rubber	3,102	0.8	3,851	1.1
Containers, Packaging and Glass	5,315	1.4	8,865	2.6
Diversified Conglomerate Manufacturing	25,950	6.7	16,594	4.8
Diversified Conglomerate Service	36,154	9.3	34,263	9.9
Diversified Natural Resources, Precious Metals and Minerals	4,950	1.3	8,063	2.3
Electronics	28,677	7.4	14,703	4.3
Finance	21,787	5.6	27,049	7.8
Grocery	-	-	1,195	0.3
Healthcare, Education and Childcare	72,944	18.7	61,244	17.8
Home and Office Furnishings, Housewares, and Durable Consumer	10,091	2.6	7,456	2.2
Leisure, Amusement, Motion Pictures and Entertainment	23,701	6.1	23,313	6.8
Oil and Gas	3,647	0.9	3,629	1.1
Personal and Non-Durable Consumer Products	14,811	3.8	15,092	4.4
Personal Food and Miscellaneous Services	19,500	5.0	7,605	2.2
Printing and Publishing	16,469	4.2	3,463	1.0
Retail Stores	34,142	8.8	28,455	8.3
Telecommunications	3,645	0.9	4,224	1.2
Textiles and Leather	4,368	1.1	4,699	1.4
Utilities	-	-	5,931	1.7
Total	$389,060	100.0%	$344,869	100.0%

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

With the exception of money market funds held at large financial institutions (Level 1 investment), all of the financial instruments that were recorded at fair value as of March 31, 2011 were valued using Level 3 inputs of the fair value hierarchy. As of September 30, 2010, the Company also invested in commercial paper, which is a Level 2 investment. Level 1 assets are valued using quoted market prices. Level 2 assets are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments. Financial instruments that are recorded at Level 3 of the valuation hierarchy are the Company’s debt and equity investments. Level 3 assets are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuation of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate the value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the consolidated statements of financial condition due to their short maturity.

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

The following table presents information about the Company’s investments measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

As of March 31, 2011:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments	$-	$-	$382,109	$382,109
Equity investments	-	-	6,951	6,951
Money market account(1)	55,415	-	-	55,415
	$55,415	$-	$389,060	$444,475

As of September 30, 2010:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments	$-	$-	$342,233	$342,233
Equity investments	-	-	2,636	2,636
Commercial paper debt securities(1)	-	86,235	-	86,235
Money market account(1)	512	-	-	512
	$512	$86,235	$344,869	$431,616

(1)	Included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated statements of financial condition.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The net change in unrealized depreciation for the three and six months ended March 31, 2011 reported within the net change in unrealized depreciation on investments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held as of March 31, 2011 was $354 and $501, respectively.

The following table presents the changes in investments measured at fair value using Level 3 inputs:

	Six months ended March 31, 2011
	Debt Investments	Equity Investments	Total

Fair value, beginning of period	$342,233	$2,636	$344,869

Net change in unrealized (depreciation) appreciation on investments	(618)	117	(501)
Realized gain on investments	1,925	-	1,925
Proceeds from revolving loans, net	(1,092)	-	(1,092)
Fundings of portfolio investments	145,796	4,198	149,994
Proceeds from principal payments and sales of portfolio investments	(109,316)	-	(109,316)
Amortization of discount and premium	3,181	-	3,181

Fair value, end of period	$382,109	$6,951	$389,060

The following are the carrying values and fair values of the Company’s debt liabilities as of March 31, 2011 and September 30, 2010. Fair value is calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market prices for similar instruments at the measurement date.

	As of March 31, 2011		As of September 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt	$194,000	$197,651	$174,000	$174,000

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2011, the Company’s asset coverage for borrowed amounts was 234.4%.

Debt Securitization:  On July 16, 2010, the Company completed a $300,000 term debt securitization (“Debt Securitization”). The notes offered in the Debt Securitization (the “Notes”) were issued by the Issuer, and the Class A Notes and Class B Notes are secured by the assets held by the Issuer. The Debt Securitization was executed through a private placement of $174,000 of Aaa/AAA Class A Notes which bear interest at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.40%. The $10,000 face amount of Class B Notes bear interest at a rate of three-month LIBOR plus 2.40%, and the $116,000 face amount of Subordinated Notes do not bear interest. The Class A Notes are included in the March 31, 2011 and September 30, 2010 consolidated balance sheet. In partial consideration for the loans transferred to the Issuer as part of the Debt Securitization, Holdings retained all of the Class B and Subordinated Notes totaling $10,000 and $116,000 respectively, and all of the membership interests in the Issuer, which Holdings initially purchased for two hundred and fifty dollars.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

During a period of up to three years from the closing date (which may be extended for two additional years, upon satisfaction of certain conditions), all principal collections received on the underlying collateral may be used by the Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the securitization for such three-year period. The Notes are scheduled to mature on July 20, 2021.

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

As of March 31, 2011 and September 30, 2010, there were 81 and 77 portfolio companies with a total fair value of $284,332 and $272,836 securing the Notes, respectively. The pool of loans in the Debt Securitization must meet certain requirements, including, but not limited to, asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the Debt Securitization is based on three-month LIBOR, which as of March 31, 2011 was 0.3%. For the three and six months ended March 31, 2011, the effective annualized average interest rate, which includes amortization of debt issuance costs on the Debt Securitization, was 3.2% and 3.4%, respectively.  For the three and six months ended March 31, 2011, interest expense was $1,216 and $2,610, respectively.  Cash paid for interest during the three and six months ended March 31, 2011 was $2,849 and $2,849, respectively.

For the three  and six months ended March 31, 2010, the effective annualized average interest rate on the Company’s prior credit facility was 1.4% and 1.2%, respectively.  For the three and six months ended March 31, 2010, interest expense was $862 and 1,552, respectively.  Cash paid for interest during the three and six months ended March 31, 2010 was $833 and $1,534, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The classes, amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A Notes are as follows:

Description	Class A Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$174,000
Moody's Rating	“Aaa”
S&P Rating	“AAA”
Interest Rate	LIBOR + 2.40%
Stated Maturity	July 20, 2021

SBA Debentures:  As described in Note 1, on August 24, 2010, GC SBIC IV, L.P., a wholly owned subsidiary of the Company, received approval for a license from the SBA to operate an SBIC.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225,000. It is possible that GC SBIC IV, L.P. will be constrained in its ability to issue SBA-guaranteed debentures in the future if other Golub Capital SBICs have already issued such debentures. As of March 31, 2011, Golub Capital operated two other SBIC licensees with an aggregate of $137,000 of SBA-guaranteed debentures outstanding, leaving borrowing capacity of a maximum of $88,000 of SBA-guaranteed debentures for GC SBIC IV, L.P. and the two other SBIC licensees, none of which is required to be allocated to GC SBIC IV, L.P. The borrowing capacity of GC SBIC IV, L.P. could be expanded if any other Golub Capital SBICs retire their SBA-guaranteed debentures.  Any available issue amounts of SBA-guaranteed debentures will be allocated among GC SBIC IV, L.P. and Golub Capital’s two existing SBIC subsidiaries in accordance with the allocation policies and procedures of GC Advisors.

GC SBIC IV, L.P. is able to borrow funds from the SBA against regulatory capital that is paid-in, subject to customary regulatory requirements including, but not limited, to an examination by the SBA. As of March 31, 2011, the Company had committed and funded $40,000 to GC SBIC IV, L.P. and had SBA debentures of $20,000 outstanding, which mature in March of 2021. The interest rate on the $20,000 of outstanding debentures was fixed on March 29, 2011 at an interest rate of 4.5%. Prior to this date, the Company was charged an interim financing rate of approximately 1.0%. For the three and six months ended March 31, 2011, the effective annualized average interest rate, which includes amortization of fees paid on the debentures, was 1.9% and 1.8%, respectively. For the three and six months ended March 31, 2011, interest expense was $57 and $71, respectively.  Cash paid for interest during the three and six months ended March 31, 2011 was $64 and $64, respectively.

As of March 31, 2011, the Company had available commitments of $28,300 from the SBA, which expire on September 30, 2013. These unfunded commitments are subject to funding approval through the SBA’s draw request process.

The Company applied for exemptive relief from the SEC on July 9, 2010 and filed amended applications on November 12, 2010 and March 31, 2011 to permit it to exclude the debt of GC SBIC IV, L.P. from the Company’s 200% asset coverage test under the 1940 Act. If the Company receives an exemption for this SBA debt, the Company would have increased flexibility under the 200% asset coverage test.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The average debt outstanding (including both the debt under the Debt Securitization and the SBA debentures) for the three and six months ended March 31, 2011 was $194,000 and $186,640, respectively.  The average debt outstanding under the Company’s prior credit facility for the three and six months ended March 31, 2010 was $238,761 and $270,019, respectively.

For the three  and six months ended March 31, 2011, the effective annualized average interest rate on the Company’s total debt outstanding was 3.0% and 3.3%, respectively.

Note 7. Commitments and Contingencies

Commitments:   The Company had outstanding commitments to fund investments totaling $36,491 and $26,622 under various undrawn revolvers and other credit facilities as of March 31, 2011 and September 30, 2010, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8. Financial Highlights

The financial highlights for the Company are as follows:
	Six months ended March 31,
Per share data(1):	2011	2010
Net asset value at beginning of period	$14.71	N/A	(4)
Dividends and distributions declared	(0.63)	N/A	(4)
Net investment income	0.59	N/A	(4)
Unrealized depreciation on investments	(0.03)	N/A	(4)
Net realized gain on investments	0.11	N/A	(4)
Net asset value at ending of period	$14.75	N/A	(4)

Per share market value at end of period	$15.78	N/A	(4)
Total return based on market value(2)	7.25%	N/A
Total return based on average net asset value/members' equity(3)	4.48%	13.80%
Shares outstanding at end of period	17,755,976	N/A	(3)

Ratios/Supplemental Data:

Ratio of expenses (without incentive fees) to average net assets/members' equity(5)	5.64%	7.73%
Ratio of incentive fees to average net assets/members' equity(5)	0.31%	N/A
Ratio of total expenses to average net assets/members' equity(5)	5.95%	7.73%
Ratio of net investment income to average net assets/members' equity(5)	7.91%	25.62%

Net assets at end of period	$261,977	$260,541
Average debt outstanding	$186,640	$270,019
Average debt outstanding per share	$10.51	N/A	(4)
Portfolio turnover(5)	60.76%	49.40%

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return based on market value assumes dividends are reinvested.
(3)	Total return based on average net asset value is not annualized.
(4)	Per share data are not provided as the Company did not have shares of common stock outstanding or an equivalent prior to the Offering on April 14, 2010.
(5)	Annualized.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2011:

	Three months ended	Six months ended
	March 31, 2011	March 31, 2011
Earnings available to stockholders	$5,876	$11,838
Basic and diluted weighted average shares outstanding	17,738,395	17,725,418
Basic and diluted earnings per share	$0.33	$0.67

For historical periods that include financial results prior to April 1, 2010, the Company did not have common shares outstanding or an equivalent and therefore earnings per share and weighted average shares outstanding information for the three and six months ended March 31, 2010 are not provided.

Note 10. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution during the six month period ending March 31, 2011.

			Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
12/8/2010	12/20/2010	12/30/2010	$0.31	$5,028	25,753	$462
2/8/2011	3/18/2011	3/30/2011	$0.32	$5,375	17,779	$303

Note 11. Subsequent Events

On March 31, 2011, the Company priced a public offering of 3,500,000 shares of its common stock at a public offering price of $15.75 per share, raising approximately $55,125 in gross proceeds. Wells Fargo Securities and UBS Investment Bank were the joint book-running managers for the offering. Stifel Nicolaus Weisel, RBC Capital Markets, and Janney Montgomery Scott were the co-managers for the offering. On April 6, 2011, the transaction closed, the shares were delivered, and proceeds, net of offering costs, of $52,620 were received.  Golub Capital and its affiliates purchased an aggregate of $2.0 million of shares in this common stock offering. In addition, Mr. William M. Webster IV, one of the Company’s directors, purchased 25,000 shares in the offering.

On May 2, 2011, the Company sold an additional 453,257 shares of its common stock at a public offering price of $15.75 per share pursuant to the underwriters’ partial exercise of the over-allotment option the Company granted to the underwriters in connection with its public offering of 3,500,000 shares of common stock.  Settlement of this partial exercise of the over-allotment option resulted in gross proceeds of $7,139 and net proceeds, before expenses, of $6,800.

On May 3, 2011, the Company’s Board declared a quarterly distribution of $0.32 per share payable on June 29, 2011 to holders of record as of June 17, 2011.  Additionally, on May 3, 2011, the Company’s Board approved an amendment to the DRIP that in the event the market price per share of the Company’s common stock on the date of a distribution exceeds the most recently computed net asset value per share of the common stock, the Company will issue shares of common stock to participants in the DRIP at the greater of the most recently computed net asset value per share of common stock or 95% of the current market price per share of common stock (or such lesser discount to the current market price per share that still exceeds the most recently computed net asset value per share of common stock). This amendment is expected to be effective for the distribution payable on June 29, 2011 to holders of record as of June 17, 2011.

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

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a RIC and as a business development company;
•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder; and
•	the effect of changes to tax legislation and our tax position.

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

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

You should understand that, under Sections 27A(b)(2)(B) of the Securities Act and Section 21E(b)(2)(B) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to this quarterly report on Form 10-Q.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes, we intend to elect to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We were formed in November 2009 to continue and expand the business of our predecessor, GCMF, which commenced operations in July 2007, in making investments in senior secured, unitranche (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), mezzanine (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) and second lien loans of middle-market companies that are, in most cases, sponsored by private equity firms.

Our shares are currently listed on The NASDAQ Global Select Market under the symbol “GBDC”.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $4.5 billion of capital under management as of March 31, 2011, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of March 31, 2011, our portfolio at fair value was comprised of 55.8% senior secured loans, 29.2% unitranche loans, 6.8% second lien loans, 6.4% mezzanine loans and 1.8% equity. As of September 30, 2010, our portfolio at fair value was comprised of 65.8% senior secured loans, 26.2% unitranche loans, 3.3% second lien loans, 3.9% mezzanine loans, and 0.8% equity.  Over time we expect that senior secured loans will represent a smaller percentage of our investment portfolio as we grow our business, these investments are repaid and we invest in a different mix of assets.

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

As of March 31, 2011 and September 30, 2010, we had debt investments in 98 and 94 portfolio companies, respectively. For the three months ended March 31, 2011 and September 30, 2010, our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield of 8.3% and 8.1% and a weighted average annualized investment income (which includes interest income and amortization of fees and discounts) yield of 9.9% and 9.8%, respectively.

Revenues: We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, unitranche, mezzanine or second lien loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as interest income. When we receive partial principal payments on a loan in an amount that exceeds its amortized cost, we record the excess principal payment as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

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

•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration and franchise fees;
•	all costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs associated with individual or group stockholders;
•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or GC Service in connection with administering our business.

GC Advisors, as collateral manager for the Securitization Issuer under the collateral management agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the Securitization Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. This fee, which is less than the management fee payable under the Investment Advisory Agreement, is paid directly by the Securitization Issuer to GC Advisors and offset against such management fee. Accordingly, the 1.375% management fee paid by the Company to GC Advisors under the Investment Advisory Agreement on all of our assets, including those indirectly held through the Securitization Issuer, is reduced, on a dollar-for-dollar basis, by an amount equal to such 0.35% fee paid to GC Advisors by the Securitization Issuer. The term ‘‘collection period’’ refers to a quarterly period running from the day after the end of the prior collection period to the fifth business day of the calendar month in which a payment date occurs. This fee may be waived by the collateral manager. The collateral management agreement does not include any incentive fee payable to GC Advisors. In addition, the Securitization Issuer paid Wells Fargo Securities, LLC a structuring and placement fee for its services in connection with the initial structuring of the Debt Securitization. The Securitization Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with, the administration of the Debt Securitization. The administrative expenses are paid by the Securitization Issuer on each payment date in two parts: (1) a component that is paid in a priority to other amounts distributed by the Securitization Issuer, subject to a cap equal to the sum of 0.04% per annum on the adjusted principal balance of the portfolio loans and other assets held by the Securitization Issuer on the last day of the collection period relating to such payment date, plus $150,000 per annum, and (2) a component that is paid in a subordinated position relative to other amounts distributed by the Securitization Issuer, equal to any amounts that exceed the aforementioned administrative expense cap.

Recent Developments

On March 31, 2011, we priced a public offering of 3,500,000 shares of our common stock at a public offering price of $15.75 per share, raising approximately $55.1 million in gross proceeds.  Wells Fargo Securities and UBS Investment Bank were the joint book-running managers for the offering. Stifel Nicolaus Weisel, RBC Capital Markets, and Janney Montgomery Scott were the co-managers for the offering.  On April 6, 2011, the transaction closed, the shares were delivered, and proceeds, net of offering costs, of $52.6 million were received.

On May 2, 2011, we sold an additional 453,257 shares of our common stock at a public offering price of $15.75 per share pursuant to the underwriters’ partial exercise of the over-allotment option we granted to the underwriters in connection with our public offering of 3,500,000 shares of common stock.  Settlement of this partial exercise of the over-allotment option resulted in gross proceeds of $7.1 million and net proceeds, before expenses, of $6.8 million.

We intend to use the net proceeds from the offering and the exercise of the over-allotment option to invest in portfolio companies in accordance with our investment objectives and strategies.

On May 3, 2011, our Board declared a quarterly distribution of $0.32 per share payable on June 29, 2011 to holders of record as of June 17, 2011.

As expected, our originations slowed in the quarter ended March 31, 2011, but have since rebounded.  We expect origination and growth in total investments to be robust in the quarter ended June 30, 2011.  With the proceeds of our recent follow-on offering and additional borrowings through our SBIC, we are well-positioned to take advantage of opportunities to grow our portfolio, advance toward our targeted asset mix, and grow net investment income.  Through April 30, 2011, we have invested approximately $33.3 million in new middle market portfolio companies.

Consolidated Results of Operations

The consolidated results of operations set forth below include historical financial information of our predecessor, GCMF, prior to our election to become a business development company and our intended election to be treated as a RIC for U.S. federal income tax purposes. As a business development company and a RIC, we are also subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. Also, the management fee that we pay to GC Advisors under the Investment Advisory Agreement is determined by reference to a formula that differs materially from the management fee paid by GCMF in prior periods. In addition, our portfolio of investments consisted primarily of senior secured and unitranche loans as of March 31, 2011 and 2010, and over time we expect that senior secured loans will represent a smaller percentage of our investment portfolio as we grow our business, these investments are repaid and we invest in a different mix of assets. For these and other reasons, the results of operations for the three and six-month periods ended March 31, 2011 and 2010 described below may not be indicative of the results we report in future periods.

Consolidated operating results for the three and six months ended March 31, 2011 and 2010 are as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Total investment income	$9,111	$7,645	$18,248	$18,488
Total expenses	3,930	2,627	7,834	4,287
Net investment income	5,181	5,018	10,414	14,201
Net realized gains (losses)	1,049	-	1,925	-
Net change in unrealized (depreciation) appreciation on investments	(354)	1,925	(501)	1,085

Net income	$5,876	$6,943	$11,838	$15,286

Average investments, at fair value	$382,478	$308,678	$367,264	$331,994

Average debt outstanding	$194,000	$238,761	$186,640	$270,019

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciations. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income increased by $1.5 million, or 19.2%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase in investment income was primarily a result of an increase in the average balance of investments as well as an increase on the yield of income producing investments, which was partially offset by a decrease in income from the amortization of discounts and origination fees.  For the three months ended March 31, 2011, total investment income consisted of $7.9 million in interest income from investments and $1.2 million in income from the amortization of discounts and origination fees. For the three months ended March 31, 2010, total investment income consisted of $5.9 million in interest income and $1.7 million in income from the amortization of discounts and origination fees.

Investment income decreased by $0.2 million, or 1.3%, for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010. The decrease in investment income was primarily a result of a decrease in income from the amortization of discounts and origination fees, which was partially offset by a higher average investment balance and higher yield on investments.  For the six months ended March 31, 2011, total investment income consisted of $15.1 million in interest income from investments and $3.1 million in income from the amortization of discounts and origination fees. For the six months ended March 31, 2010, total investment income consisted of $13.6 million in interest income and $4.9 million in income from the amortization of discounts and origination fees.

Expenses

Total expenses increased by $1.3 million, or 49.6%, to $3.9 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  Total interest expense increased by $0.6 million or 70.2% and all other expenses increased by $0.7 million or 39.5%.  Total expenses increased by $3.5 million, or 82.7%, to $7.8 million for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.   Total interest expense increased by $1.5 million or 96.1% and all other expenses increased by $2.0 million or 75.1%.

Interest expense was higher in the three and six months ended March 31, 2011 than the three and six months ended March 31, 2010 due to higher interest rates on the debt outstanding at March 31, 2011.

Excluding interest expense, expenses increased for both the three and six month period ended March 31, 2011 due to an increase in professional fees, management fees, incentive fees, administrative service fees, and general administrative expenses as a result of us becoming a public entity.  Professional fees increased due to higher legal, audit, and valuation services.  In addition, following the completion of our initial public offering, we accrued management and incentive fees under the Investment Advisory Agreement, which provides for a higher management fee percentage as compared to amounts previously paid by GCMF. In addition, this agreement provides for the calculation of an incentive fee, which was $0.2 million for the three months ended March 31, 2011 and $0.4 million for the six months ended March 31, 2011. Prior to completion of our initial public offering, we did not pay an incentive fee or an administrative servicing fee.

Prior to completion of our initial public offering, Golub Capital Incorporated, or the Investment Manager, paid for certain expenses on behalf of GCMF, all of which were subsequently reimbursed directly with cash or through a member’s equity contribution. Subsequent to our initial public offering, GC Advisors, an affiliate of the Investment Manager, pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash.  Total expenses reimbursed to GC Advisors and the Investment Manager, as applicable, for the three and six months ended March 31, 2011 were $0.1 million and $0.2 million, respectively.

Total expenses reimbursed to GC Advisors  and the Investment Manager, as applicable, for the three and six months ended March 31, 2010 were $0.2 million and $0.4 million, respectively.  Of these amounts, for the three and six months ended March 31, 2010, $0.2 million and $0.4 million were reimbursed via a members’ equity contribution, respectively.

As of March 31, 2011 and September 30, 2010, included in accounts payable and accrued expenses were $0.1 million and $0.1 million, respectively, for accrued expenses paid on behalf of us by the GC Advisors.

Net Realized and Unrealized Gains and Losses

During the three and six months ended March 31, 2011, we had $1.0 million and $1.9 million in net realized gains, respectively.  For the three months ended March 31, 2011, we had $2.4 million in unrealized depreciation on 76 portfolio company investments, which was partially offset by $2.0 million in unrealized appreciation on 26 portfolio company investments. For the six months ended March 31, 2011, we had $5.2 million in unrealized depreciation on 71 portfolio company investments, which was partially offset by $4.7 million in unrealized appreciation on 44 portfolio company investments.

Net unrealized depreciation during the three and six months ended March 31, 2011 was primarily due to sales of securities in an unrealized gain position.  As described above, these sales resulted in realized gains of $1.0 million and $1.9 million, respectively.

During the three and six months ended March 31, 2010, we had $0 in net realized loss and $3.7 million and $13.9 million in unrealized appreciation on 58 and 75 portfolio company investments, respectively. These amounts more than offset unrealized depreciation on 40 and 47 portfolio company investments totaling approximately $1.8 million and $12.8 million, respectively. Unrealized appreciation during the three and six months ended March 31, 2010 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation resulted from a reduction in fair value primarily due to market yield adjustments.

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital, including raising equity, increasing debt and funding from operational cash flow.

For the six months ended March 31, 2011, we experienced a net decrease in cash and cash equivalents of $17.4 million.  During the period we used $41.1 million in operating activities, primarily as a result of fundings of portfolio investments of $150.0 million. This was partially offset by proceeds from principal payments of $75.4 million and sales of portfolio investments of $33.9 million and net investment income of $10.4 million.  During the same period, cash provided by financing activities was $8.0 million, primarily due to borrowings on debt of $20.0 million, partially offset by distributions paid of $10.4 million.  Lastly, net cash provided by investing activities was $15.7 million as a result of a decrease in restricted cash and cash equivalents.

For the six months ended March 31, 2010, there was an increase in cash and cash equivalents of $24.8 million.  During the period, cash provided by operating activities was $99.1 million, primarily a result of proceeds from principal payments of $82.9 million and net investment income of $14.2 million.  During the same period, cash used in financing activities was $71.2 million, which was primarily a result of repayments of debt of $104.9 million and payments of members’ equity distributions of $13.5 million, partially offset by proceeds from members’ equity contributions of $47.2 million.  Lastly, net cash used in investment activities was $3.1 million as a result of an increase in restricted cash and cash equivalents.

As of March 31, 2011 and September 30, 2010, we had cash and cash equivalents of $43.9 million and $61.2 million, respectively. In addition, we had restricted cash and cash equivalents of $16.1 million and $31.8 million as of March 31, 2011 and September 30, 2010, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents can be used to fund new investments that meet the investment guidelines established in the Debt Securitization, which are described in further detail in Note 6 to our consolidated financial statements and for the payment of interest expense on the notes issued in the Debt Securitization.

At March 31, 2011 and September 30, 2010, our investment portfolio included $16.4 million and $48.2 million, respectively, in liquid, broadly syndicated loans that we anticipate selling in future periods as we find opportunities to redeploy those assets into higher yielding investments.  For the three and six months ended March 31, 2011, we had sales of broadly syndicated loans in ten and 14 portfolio companies aggregating approximately $16.5 million and $27.7 million, respectively.  For both the three and six months ended September 30, 2010, we had sales of broadly syndicated loans in one portfolio company aggregating approximately $1.2 million.

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

We believe that our existing cash and cash equivalents as of March 31, 2011 will be sufficient to fund our anticipated requirements through at least March 31, 2012.

Portfolio Composition, Investment Activity and Yield

As of March 31, 2011 and September 30, 2010, we had investments in 98 and 94 portfolio companies, respectively, with a total value of $389.1 million and $344.9 million, respectively. For the three months ended March 31, 2011 we funded 17 senior secured loans, three unitranche loans, and one equity security with values of $34.5 million, $17.4 million and $0.5 million, respectively.  For the six months ended March 31, 2011, we funded 32 senior secured loans, six unitranche loans, four second lien loans, three subordinated loans and eight equity securities have values of $77.3 million, $37.8 million, $19.6 million, $11.1 million and $4.2 million, respectively.

For the three months ended September 30, 2010, we originated 15 senior secured loans, two unitranche loans, one subordinated loan, and two equity securities having values of $47.5 million, $17.7 million, $9.4 million, and $2.6 million, respectively.  For the six months ended September 30, 2010, we originated 20 senior secured loans, two unitranche loans, two subordinated loans, and two equity securities having values of $60.7 million, $17.7 million, $13.3 million, and $2.6 million, respectively.

For the three and six months ended March 31, 2011, we had approximately $24.1 million and $75.4 in debt repayments, respectively.  For the three and six months ended March 31, 2011, we had sales of securities in 13 and 18 portfolio companies aggregating approximately $21.9 million and $33.9 million, respectively.

For the three and six months ended September 30, 2010 we had approximately $12.3 million and $46.9 million in debt repayments in existing portfolio companies, respectively.  For both the three and six months ended September 30, 2010, we had sales of securities in one portfolio company aggregating approximately $1.2 million.

The following table shows the weighted average rate, spread over LIBOR and fees on investments originated and the weighted average rate on full principal payments and sales of investments during the three and six months ended March 31, 2011.  There were no new investments during the three and sixth months ended March 31, 2010.

	Three months ended	Six months ended
	March 31, 2011	March 31, 2011
Weighted average rate of new investment fundings	7.2%	8.3%
Weighted average spread over LIBOR of new investment fundings	5.6%	6.6%
Weighted average fees of new investment fundings	1.2%	1.7%
Weighted average rate of sales and payoffs of portfolio companies	6.0%	6.6%

The following table shows the new investment commitments and payoffs of portfolio companies and sales of investments during the three and six months ended March 31, 2011 and 2010:

	For the three months ended March 31,		For the six months ended March 31,
	2011	2010	2011	2010
New investment fundings	$52,416	$-	$149,994	$-
Payoffs of portfolio companies and sales	46,033	32,729	109,316	82,929

The following table shows the par, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2011 (1)			As of September 30, 2010 (1)
		Amortized	Fair		Amortized	Fair
	Par	Cost	Value	Par	Cost	Value
	(In thousands)

Senior Secured:
Performing	$220,221	$216,432	$214,506	$231,404	$223,962	$223,953
Non-accrual(2)	4,422	4,373	2,653	4,422	4,346	3,095

Unitranche:
Performing	114,811	112,939	113,794	91,931	90,309	90,369
Non-accrual(2)	-	-	-	-	-	-

Second Lien(3):
Performing	26,336	25,805	26,336	11,396	11,192	11,380
Non-accrual(2)	-	-	-	-	-	-

Subordinated Debt:
Performing	24,820	24,246	24,820	13,436	13,091	13,436
Non-accrual(2)	-	-	-	-	-	-

Equity	N/A	6,834	6,951	N/A	2,636	2,636

Total	$390,610	$390,629	$389,060	$352,589	$345,536	$344,869

(1)	Nine and six of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of March 31, 2011 and September 30, 2010, respectively.
(2)
We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will not be collected.  See "—Critical Accounting Policies—Revenue Recognition"

(3)	Second lien loans included $12.7 million and zero of loans structured as first lien last out term loans as of March 31, 2011 and September 30, 2010, respectively

For the three and six months ended March 31, 2011, the weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of income producing investments in our portfolio were 8.3% and 8.3%, respectively. For the three and six months ended March 31, 2010, the weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of income producing investments in our portfolio were 7.6% and 8.1%, respectively.   As of March 31, 2011, 71.4% and 71.6% of our portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2010, 59.2% and 60.0% of our portfolio at fair value and at cost, respectively, had interest rate floors that limited minimum interest rates on such loans.

GC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal system developed by Golub Capital and its affiliates.  This system is not generally accepted in our industry or used by our competitors.  It is based on the following categories, which we refer to as GC Advisors’ investment performance rating:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2011 and September 30, 2010.

	March 31, 2011		September 30, 2010
Investment	Investments	Percentage of	Investments	Percentage of
Performance	at Fair Value	Total	at Fair Value	Total
Rating	(In thousands)	Investments	(In thousands)	Investments
5	$67,250	17.3%	98,307	28.5%
4	275,563	70.8%	199,876	58.0%
3	41,915	10.8%	41,948	12.2%
2	4,332	1.1%	4,738	1.3%
1	-	0.0%	-	0.0%
Total	$389,060	100.0%	$344,869	100.0%

 Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of March 31, 2011 is as follows:

	Payments Due by Period (In millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt Securitization	$174.0	$-	$-	$-	$174.0
SBA Debentures	20.0	-	-	-	20.0
Unfunded commitments(1)	36.5	36.5	-	-	-
Total contractual obligations	$230.5	$36.5	$-	$-	$194.0

(1) Unfunded commitments represented all amounts unfunded as of March 31, 2011.  These amounts may or may not be funded to the borrowing party now or in the future.  The unfunded commitments relate to loans with various maturity dates but we are showing this amount in the less than one-year category, as this entire amount was eligible for funding to the borrowers as of March 31, 2011.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2011 and September 30, 2010, we had outstanding commitments to fund investments totaling $36.5 million and $26.6 million, respectively.

We have certain contracts under which we have material future commitments. We have entered into the Investment Advisory Agreement with GC Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective upon the pricing of our initial public offering and was amended and restated on July 16, 2010 in order to offset fees payable in connection with the Debt Securitization against the base management fee. Under the Investment Advisory Agreement, GC Advisors provides us with investment advisory and management services. We pay for these services (1) a management fee equal to a percentage of the average adjusted value of our gross assets and (2) an incentive fee based on our performance. To the extent that GC Advisors or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of ours, we intend to reduce the base management fee by an amount equal to the product of (1) the total fees paid to GC Advisors by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity that is owned, directly or indirectly, by us. See “Business—Management Agreements—Management Fee.”

We also entered into the Administration Agreement with GC Service as our administrator on April 14, 2010. Under the Administration Agreement, GC Service furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse GC Service for the allocable portion (subject to the review and approval of our Board) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. GC Service also provides on our behalf significant managerial assistance to those portfolio companies to which we are required to offer to provide such assistance.

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

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required under the Code to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our net stockholders on an annual basis. Additionally, we must annually during each calendar year distribute an amount at least equal to 98% of our ordinary income (determined on a calendar year basis) plus 98.2% of net capital gains in excess of capital losses (for our one year period ending October 31) and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. We intend to distribute quarterly distributions to our stockholders as determined by our board of directors.

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

•
Golub Capital and its affiliates purchased an aggregate of $2.0 million of shares in our common stock offering that closed on April 6, 2011. In addition, Mr. William M. Webster IV, one of our directors, purchased 25,000 shares in our common stock offering.

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

With the exception of money market accounts held at large financial institutions (Level 1 investment), all of the financial instruments that were recorded at fair value as of March 31, 2011 were valued using Level 3 inputs of the fair value hierarchy. As of September 30, 2010, the Company also invested in commercial paper, which is a Level 2 investment.  Level 1 assets are valued using quoted market prices. Level 2 assets are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments. Financial instruments that are recorded at Level 3 of the valuation hierarchy are our debt and equity investments. Level 3 assets are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of our valuation of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans were $2.7 million and $3.1 million as of March 31, 2011 and September 30, 2010, respectively.

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

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

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

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which could materially affect our business, financial condition and/or operating results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Golub Capital BDC, Inc.

Dated: May 5, 2011	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: May 5, 2011	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)