Form 10-Q
period 2011-06-30
Golub Capital BDC, Inc.
filed 2011-08-08
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 814-00794

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

As of August 5, 2011, the Registrant had 21,733,903 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2011	September 30, 2010
Assets	(unaudited)	(audited)
Investments, at fair value (cost of $439,661 and $345,536 respectively)	$438,593	$344,869
Cash and cash equivalents	44,117	61,219
Restricted cash and cash equivalents	29,279	31,771
Interest receivable	2,574	1,956
Receivable for investments sold	17,015	-
Due from broker	11,460	-
Deferred financing costs	3,836	2,748
Other assets	385	200
Total Assets	$547,259	$442,763

Liabilities
Debt	$222,300	$174,000
Payable for investments purchased	-	5,328
Interest payable	1,194	1,167
Management and incentive fees payable	1,617	1,008
Due to broker	860	-
Accounts payable and accrued expenses	765	719
Total Liabilities	226,736	182,222

Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2011 and September 30, 2010	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 21,733,903 and 17,712,444 shares issued and outstanding as of June 30, 2011 and September 30, 2010	22	18
Paid in capital in excess of par	319,424	259,690
Capital distributions in excess of net investment income	(2,871)	(1,122)
Net unrealized appreciation on investments	1,991	1,995
Net realized gains (losses) on investments	1,957	(40)
Total Net Assets	320,523	260,541
Total Liabilities and Total Net Assets	$547,259	$442,763

Number of common shares outstanding	21,733,903	17,712,444
Net asset value per common share	$14.75	$14.71

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Investment income
Interest	$10,071	$7,230	$28,319	$25,718

Total investment income	10,071	7,230	28,319	25,718

Expenses
Interest and other debt financing expenses	1,637	591	4,681	2,144
Base management fee	1,497	903	4,122	2,237
Incentive fee	113	55	525	55
Professional fees relating to registration statement	-	188	-	788
Professional fees	500	363	1,558	734
Administrative service fee	224	144	611	442
General and administrative expenses	148	171	457	303

Total expenses	4,119	2,415	11,954	6,703

Net investment income	5,952	4,815	16,365	19,015

Net gain (loss) on investments
Net realized gains on investments	71	-	1,997	-
Net change in unrealized appreciation (depreciation) on investments	497	(100)	(4)	985

Net gain (loss) on investments	568	(100)	1,993	985

Net increase in net assets resulting from operations	$6,520	$4,715	$18,358	$20,000

Per Common Share Data
Basic and diluted earnings per common share(1)	$0.31	$0.29	$0.97	N/A
Dividends and distributions declared per common share(1)	$0.32	$0.24	$0.95	N/A
Basic and diluted weighted average common shares outstanding(1)	21,319,348	16,255,783	18,923,395	N/A

(1)
For the nine months ended June 30, 2010, the Company did not have common shares outstanding or an an equivalent and therefore earnings per share, dividends and distributions declared per share and weighted average shares outstanding information for this period are not provided.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

					Capital		Net
					Distributions	Net	Realized
				Paid in	in Excess	Unrealized	Gains
		Common Stock		Capital	of Net	Appreciation	(Losses)
	Members'		Par	in Excess	Investment	on	on	Total
	Equity	Shares	Amount	of Par	Income	Investments	Investments	Net Assets
Balance at September 30, 2009	$92,752	-	$-	$-	$-	$-	$-	$92,752
Members' equity contributions	47,209	-	-	-	-	-	-	47,209
Members' equity distributions	(13,530)	-	-	-	-	-	-	(13,530)
Net increase in net assets resulting from operations for period October 1, 2009 to April 13, 2010	15,672	-	-	-	-	-	-	15,672
Golub Capital BDC Conversion(1)	142,103	8,984,863	9	142,094	-	-	-	-
Issuances of common stock, net of offering and underwriting costs(2)	-	8,727,581	9	117,596	-	-	-	117,605
Net increase in net assets resulting from operations for period April 14, 2010 to June 30, 2010	-	-	-	-	4,270	58	-	4,328
Dividends and distributions	-	-	-	-	(4,251)	-	-	(4,251)
Balance at June 30, 2010	$284,206	17,712,444	$18	$259,690	$19	$58	$-	$259,785

Balance at September 30, 2010	$-	17,712,444	$18	$259,690	$(1,122)	$1,995	$(40)	$260,541
Issuance of common stock, net of offering and underwriting costs		3,953,257	4	58,606				58,610
Net increase in net assets resulting from operations	-	-	-	-	16,365	(4)	1,997	18,358
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	-	68,202	-	1,128	-	-	-	1,128
Dividends and distributions	-	-	-	-	(18,114)	-	-	(18,114)
Balance at June 30, 2011	$-	21,733,903	$22	$319,424	$(2,871)	$1,991	$1,957	$320,523

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net increase in net assets resulting from operations	$18,358	$20,000
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred financing costs	564	-
Amortization of discount and premium	(4,146)	(6,580)
Net realized (gain) on investments	(1,997)	-
Net change in unrealized depreciation (appreciation) on investments	4	(985)
(Fundings of) proceeds from revolving loans, net	(1,696)	4,604
Fundings of investments	(274,831)	(16,314)
Proceeds from principal payments and sales of portfolio investments	188,943	117,959
Changes in operating assets and liabilities:
Interest receivable	(618)	452
Receivable for investments sold	(17,015)	-
Due from broker	(11,460)	-
Other assets	(185)	(280)
Payable for investments purchased	(5,328)	885
Interest payable	27	(44)
Management and incentive fees payable	609	344
Due to broker	860	-
Accounts payable and accrued expenses	46	527
Other payables	-	(565)
Net cash (used in) provided by operating activities	(107,865)	120,003

Cash flows from investing activities
Net change in restricted cash and cash equivalents	2,492	(2,114)
Net cash provided by (used in) investing activities	2,492	(2,114)

Cash flows from financing activities
Borrowings on debt	48,300	-
Repayments of debt	-	(193,542)
Capitalized debt financing costs	(1,654)	-
Proceeds from members' equity contributions	-	47,209
Payments of members' equity distributions	-	(13,530)
Proceeds from shares sold, net of underwriting costs	59,420	119,034
Offering costs paid	(810)	(1,429)
Dividends and distributions paid	(16,985)	(4,251)
Net cash provided by (used in) financing activities	88,271	(46,509)

Net change in cash and cash equivalents	(17,102)	71,380

Cash and cash equivalents, beginning of period	61,219	-

Cash and cash equivalents, end of period	$44,117	$71,380

Supplemental information:
Cash paid during the period for interest	$4,089	$2,188
Obligations of Company paid by members of Golub Capital BDC LLC	-	896
Dividends and distributions declared during the period	(18,114)	-

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2011
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal		of	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Investments, at fair value
Canada
Debt investments
Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.(6)	Subordinated debt	N/A	14.50%	11/2015	$2,792	$2,737	0.8%	$2,792

Total Canada (cost $2,737)					$2,792	$2,737	0.8%	$2,792

Fair Value as percentage of Principal Amount								100.0%

United States
Debt investments
Aerospace and Defense
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	$1,877	$1,842	0.6%	$1,877
Automobile
CLP Auto Interior Corporation*	Senior loan	L + 4.75%	4.94%	06/2013	3,163	3,163	0.9	3,005
Driven Brands, Inc.*	Senior loan	L + 5.00%	6.52%	10/2014	5,472	5,472	1.7	5,472
					8,635	8,635	2.6	8,477
Banking
Bonddesk Group LLC*	Senior loan	L + 3.00%	3.20%	08/2012	1,660	1,630	0.5	1,660
Prommis Solutions Inc.*(5)	Senior loan	P + 3.25%	5.00%	02/2013	1,237	1,237	0.2	928
					2,897	2,867	0.7	2,588
Beverage, Food and Tobacco
ABP Corporation*	Senior loan	P + 4.00%	8.00%	06/2016	4,593	4,504	1.4	4,524
ABP Corporation(3)	Senior loan	P + 4.00%	N/A (4)	06/2016	-	(8)	-	(8)
Ameriqual Group, LLC*	Senior loan	L + 5.00%	6.51%	03/2016	1,983	1,945	0.6	1,963
Ameriqual Group, LLC*	Senior loan	L + 7.50%	9.00%	03/2016	850	834	0.3	842
Atkins Nutrionals, Inc.	Second lien	L + 11.25%	13.25%	12/2015	5,028	4,939	1.6	5,028
Bertucci's Corporation*	Second lien	L + 11.30%	14.30%	07/2012	1,948	1,919	0.6	1,948
Lone Star Beef Processors, L.P.*	Senior loan	L + 4.00%	4.41%	05/2013	3,490	3,475	1.1	3,490
Noodles & Company*	Senior loan	L + 4.50%	5.75%	02/2016	1,625	1,610	0.5	1,625
Richelieu Foods, Inc.*	Senior loan	L + 5.00%	6.75%	11/2015	2,253	2,200	0.7	2,253
Richelieu Foods, Inc.	Senior loan	P + 3.25%	7.25%	11/2015	63	48	-	63
					21,833	21,466	6.8	21,728
Building and Real Estate
American Fire Protection Group, Inc.(5)	Senior loan	L + 6.75%	9.00%	06/2011	4,422	4,176	0.8	2,432
Architectural Testing, Inc.*	Senior loan	L + 6.50%	9.50%	05/2013	6,514	6,514	2.0	6,514
ASP PDM Acquisition Co. LLC*	Senior loan	L + 2.75%	3.06%	12/2013	479	455	0.1	440
Infiltrator Systems, Inc.*	Senior loan	L + 5.50%	8.50%	09/2012	7,568	7,388	2.4	7,568
ITEL Laboratories, Inc.*	Senior loan	L + 5.75%	4.50%	03/2014	7,682	7,596	2.4	7,682
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2012	178	177	0.1	172
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2013	2,600	2,597	0.6	2,080
Tecta America Corp.	Senior loan	P + 5.75%	9.00%	03/2014	1,667	1,667	0.4	1,411
					31,110	30,570	8.8	28,299
Cargo Transport
TMW Systems, Inc.*	Senior loan	L + 4.25%	5.75%	08/2017	2,341	2,307	0.7	2,306

Chemicals, Plastics and Rubber
Flint Trading, Inc.	Senior loan	L + 7.25%	8.75%	06/2016	12,512	12,299	3.8	12,324
Flint Trading, Inc.	Senior loan	L + 7.25%	8.75%	06/2016	352	342	0.1	342
Syrgis Holdings, Inc.*	Senior loan	L + 5.50%	7.75%	08/2012	221	215	0.1	221
Syrgis Holdings, Inc.*	Senior loan	L + 6.00%	8.25%	08/2013	864	832	0.3	864
Syrgis Holdings, Inc.*	Senior loan	L + 8.50%	10.75%	02/2014	474	455	0.1	474
					14,423	14,143	4.4	14,225

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
June 30, 2011
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.75%	6.74%	08/2015	$53	$53	-%	$53
Fort Dearborn Company*	Senior loan	L + 5.25%	7.26%	08/2016	120	118	-	120
Fort Dearborn Company*	Senior loan	L + 4.75%	6.50%	08/2015	1,493	1,468	0.5	1,493
Fort Dearborn Company*	Senior loan	L + 5.25%	7.00%	08/2016	3,266	3,210	1.0	3,266
Industrial Container Services, LLC*	Senior loan	L + 4.00%	5.75%	09/2011	106	106	-	106
					5,038	4,955	1.5	5,038
Diversified Conglomerate Manufacturing
Heat Transfer Parent, Inc.*	Senior loan	L+ 3.00%	3.19%	06/2013	1,790	1,742	0.5	1,682
Neptco Inc.(6)	Senior loan	P + 5.00%	8.25%	03/2013	4,145	4,044	1.2	3,813
OnCore Manufacturing LLC*	Senior loan	L + 8.00%	11.00%	06/2016	3,588	3,523	1.1	3,588
Pasternack Enterprises, Inc.*	Senior loan	L + 4.50%	6.00%	02/2014	4,467	4,372	1.4	4,467
Tecomet Inc.(3)	Senior loan	L + 5.25%	N/A (4)	12/2015	-	(7)	-	-
Tecomet Inc.*	Senior loan	L + 5.25%	7.00%	12/2015	3,863	3,828	1.2	3,863
Vintage Parts, Inc.*	Senior loan	L + 5.50%	5.80%	12/2013	6,840	6,768	2.6	6,635
Vintage Parts, Inc.*	Senior loan	L + 6.00%	8.50%	12/2013	95	95	-	95
Vintage Parts, Inc.*	Senior loan	L + 8.00%	9.75%	12/2013	1,430	1,473	0.5	1,473
					26,218	25,838	8.5	25,616
Diversified Conglomerate Service
Benetech, Inc.*	Senior loan	L + 5.00%	5.19%	12/2013	8,845	8,627	2.8	8,845
CIBT Holdings(3)	Senior loan	L + 5.00%	N/A (4)	12/2015	-	(4)	-	-
CIBT Holdings	Senior loan	L + 5.00%	6.75%	12/2015	1,069	1,049	0.3	1,069
Compass Group Diversified Holdings, LLC*	Senior loan	L + 4.00%	4.27%	12/2013	4,474	4,474	1.4	4,474
Cortz, Inc.*	Senior loan	L + 5.50%	7.00%	03/2014	6,771	6,728	2.1	6,771
EAG, Inc.*	Senior loan	L + 5.00%	7.25%	07/2015	3,881	3,816	1.2	3,881
Evolution1, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(25)	-	(25)
Evolution1, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(5)	-	(5)
Evolution1, Inc.*	Senior loan	L + 4.75%	7.00%	06/2016	4,666	4,596	1.4	4,596
NS Holdings, Inc.*(3)	Senior loan	L + 6.25%	N/A (4)	06/2015	-	(6)	-	-
NS Holdings, Inc.*	Senior loan	L + 6.29%	7.69%	06/2015	2,168	2,133	0.7	2,168
Royall & Company*	Senior loan	L + 5.00%	6.50%	11/2015	780	766	0.2	780
The Service Companies, Inc.*	Senior loan	L + 6.50%	9.00%	03/2014	5,628	5,628	1.8	5,628
Sumtotal Systems, Inc.*	Senior loan	L + 4.75%	7.00%	12/2015	539	532	0.2	539
					38,821	38,309	12	38,721
Diversified Natural Resources, Precious
Metals, and Minerals
Metal Spinners, Inc.*	Senior loan	L + 7.00%	10.00%	12/2014	1,779	1,726	0.6	1,779
Metal Spinners, Inc.*(6)	Senior loan	L + 11.00%	14.00%	12/2014	3,136	3,050	1.0	3,136
					4,915	4,776	1.6	4,915
Electronics
Cape Electrical Supply LLC*(6)	Senior loan	L + 6.25%	7.50%	11/2013	2,088	2,001	0.7	2,088
Entrust, Inc.*	Senior loan	L + 7.62%	9.15%	03/2017	4,382	4,320	1.4	4,382
Entrust, Inc.*	Senior loan	L + 7.60%	9.13%	03/2017	10,226	10,080	3.2	10,226
Syncsort Incorporated(3)	Senior loan	L + 5.50%	N/A (4)	03/2015	-	(6)	-	-
Syncsort Incorporated*	Senior loan	L + 5.50%	7.50%	03/2015	9,101	9,035	2.8	9,101
Time-O-Matic, Inc.(6)	Subordinated debt	N/A	13.25%	10/2012	11,379	11,153	3.5	11,152
					37,176	36,583	11.6	36,949
Finance
Pillar Processing LLC*	Senior loan	L + 5.50%	5.75%	11/2013	3,970	3,961	1.2	3,771
Pillar Processing LLC*	Senior loan	N/A	14.50%	05/2014	3,125	3,125	0.9	2,969
					7,095	7,086	2.1	6,740

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
June 30, 2011
 (In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Healthcare, Education and Childcare
ADG, LLC(3)	Senior loan	L + 4.75%	N/A (4)	03/2014	$-	$(5)	-%	$-
ADG, LLC	Senior loan	P + 3.25%	7.00%	03/2014	22	18	-	22
ADG, LLC*	Senior loan	L + 4.75%	6.25%	03/2014	3,433	3,433	1.1	3,433
Advanced Pain Management Holdings, Inc.(6)	Subordinated debt	N/A	14.00%	06/2016	7,759	7,584	2.4	7,759
Campus Management Acquisition Corp.	Second lien	L + 9.07%	10.82%	09/2015	5,461	5,368	1.7	5,461
CHS/Community Health Systems *	Senior loan	L + 2.25%	2.50%	07/2014	520	515	0.2	503
Community Hospices of America, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	12/2015	-	(7)	-	-
Community Hospices of America, Inc.*	Senior loan	L + 5.50%	7.25%	12/2015	5,302	5,207	1.7	5,302
Community Hospices of America, Inc.(6)	Subordinated debt	L + 11.75%	13.75%	06/2016	1,810	1,769	0.6	1,810
DDC Center Inc.*	Senior loan	L + 6.50%	9.50%	10/2014	8,917	8,917	2.7	8,738
Delta Educational Systems, Inc.*	Senior loan	L + 4.00%	6.00%	06/2012	3,555	3,485	1.1	3,555
Den-Mat Holdings, LLC(6)	Senior loan	L + 7.50%	8.50%	06/2014	3,394	3,321	0.5	1,697
Ernest Healthcare, Inc.*	Senior loan	L + 4.75%	6.25%	05/2016	2,546	2,522	0.8	2,521
Excelligence Learning Corporation*	Second lien	L + 7.00%	7.19%	11/2013	1,600	1,553	0.5	1,600
G & H Wire Company, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	12/2015	-	(11)	-	-
G & H Wire Company, Inc.*	Senior loan	L + 5.50%	7.25%	12/2015	5,850	5,748	1.8	5,850
Hospitalists Management Group, LLC(3)	Senior loan	L + 4.50%	N/A (4)	05/2017	-	(13)	-	(14)
Hospitalists Management Group, LLC(3)	Senior loan	L + 4.50%	N/A (4)	05/2017	-	(13)	-	(14)
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.75%	05/2017	4,185	4,083	1.3	4,122
The Hygenic Corporation*	Senior loan	L + 2.50%	2.69%	04/2013	2,464	2,423	0.8	2,415
Integrated DNA Technologies, Inc.(6)	Subordinated debt	N/A	14.00%	04/2015	3,800	3,748	1.2	3,800
Integrated DNA Technologies, Inc.	Subordinated debt	N/A	14.00%	04/2015	450	444	0.1	450
Integrated DNA Technologies, Inc.(3)	Subordinated debt	N/A	N/A (4)	04/2015	-	(6)	-	-
Maverick Healthcare Group, LLC *	Senior loan	L + 5.50%	7.25%	12/2016	2,268	2,234	0.7	2,246
NeuroTherm, Inc.	Senior loan	P + 4.00%	7.25%	02/2016	257	249	0.1	257
NeuroTherm, Inc.*	Senior loan	L + 5.00%	6.50%	02/2016	1,728	1,692	0.5	1,728
Reliant Pro ReHab, LLC*	Senior loan	L + 4.75%	7.00%	06/2016	3,841	3,774	1.2	3,774
Reliant Pro ReHab, LLC(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(22)	-	(31)
Reliant Pro ReHab, LLC(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(10)	-	(7)
Sterilmed, Inc.*	Senior loan	L + 8.50%	10.00%	07/2016	3,087	3,087	1.0	3,087
Sterilmed, Inc.(3)	Senior loan	L + 6.25%	N/A (4)	07/2015	-	(8)	-	-
Surgical Information Systems, LLC	Second lien	L + 8.20%	9.70%	12/2015	5,143	5,051	1.6	5,143
TIDI Products, LLC*	Senior loan	L + 5.00%	6.57%	05/2015	2,363	2,363	0.7	2,363
TIDI Products, LLC(3)	Senior loan	L + 5.00%	N/A (4)	05/2015	-	(5)	-	-
United Surgical Partners International, Inc.*	Senior loan	L + 2.00%	2.19%	04/2014	1,518	1,518	0.5	1,490
					81,273	80,006	24.8	79,060
Home and Office Furnishings,
Housewares, and Durable Consumer
Amerifile, LLC*	Senior loan	L + 5.00%	6.50%	03/2016	4,460	4,398	1.4	4,460
Top Knobs USA, Inc.*	Senior loan	L + 5.75%	7.76%	11/2016	1,211	1,189	0.4	1,211
Zenith Products Corporation*	Senior loan	L + 5.00%	5.44%	09/2013	4,279	4,219	1.3	4,237
					9,950	9,806	3.1	9,908
Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group, Inc.	Senior loan	L + 7.50%	9.50%	09/2015	2,139	2,043	0.7	2,139
Competitor Group, Inc.(3)	Senior loans	L + 7.50%	N/A (4)	09/2015	-	(20)	-	-
Competitor Group, Inc.*	Senior loan	L + 7.50%	9.50%	09/2015	7,885	7,720	2.5	7,885
Octane Fitness, LLC*	Senior loan	L + 4.60%	4.87%	03/2013	4,675	4,582	1.4	4,582
Optronics Product Company, Inc.*	Senior loan	L + 4.50%	5.50%	12/2012	85	82	-	85
Optronics Product Company, Inc.*	Second lien	L + 7.25%	8.25%	12/2013	2,489	2,403	0.8	2,489
Premier Yachts, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	12/2015	-	(3)	-	-
Premier Yachts, Inc.*	Senior loan	L + 5.50%	7.00%	12/2015	761	747	0.2	761
Pride Manufacturing Company, LLC*	Senior loan	L + 5.50%	7.25%	11/2015	819	804	0.3	819
					18,853	18,358	5.9	18,760
Oil and Gas
Tri-County Petroleum, Inc.(6)	Subordinated debt	N/A	14.00%	08/2015	7,206	7,069	2.2	7,062
Tri-County Petroleum, Inc.*	Senior loan	L + 5.00%	6.50%	02/2015	6,496	6,366	2.0	6,431
Tri-County Petroleum, Inc.*	Senior loan	L + 4.50%	6.02%	02/2015	3,123	3,093	1.0	3,092
					16,825	16,528	5.2	16,585

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
June 30, 2011
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Personal and Non-Durable Consumer
Products
Dr. Miracles, Inc.*	Senior loan	L + 5.50%	8.00%	03/2014	$3,449	$3,418	1.0%	$3,311
Massage Envy, LLC(3)	Senior loan	L + 5.00%	N/A (4)	06/2016	-	(1)	-	(1)
Massage Envy, LLC	Senior loan	L + 5.00%	6.50%	06/2016	6,850	6,770	2.0	6,769
MTS Medication Technologies, Inc.	Senior loan	P + 4.25%	7.50%	06/2016	18	17	-	17
MTS Medication Technologies, Inc.*	Senior loan	L + 5.50%	7.00%	06/2016	1,605	1,593	0.5	1,593
Strategic Partners, Inc.(6)	Subordinated debt	N/A	14.00%	02/2017	9,636	9,403	3.0	9,636
					21,558	21,200	6.5	21,325
Personal, Food and Miscellaneous
Services
Affordable Care Inc.(3)	Senior loan	L + 5.00%	N/A (4)	12/2015	-	(8)	-	-
Affordable Care Inc.*	Senior loan	L + 5.00%	6.50%	12/2015	3,696	3,644	1.2	3,696
Automatic Bar Controls, Inc.*	Senior loan	L + 5.75%	7.25%	03/2017	1,140	1,123	0.4	1,122
Automatic Bar Controls, Inc.(3)	Senior loan	L + 5.75%	N/A (4)	03/2018	-	(2)	-	(2)
Ignite Restaurant Group, Inc.	Senior loan	L + 4.75%	6.25%	03/2016	6,675	6,580	2.1	6,608
NVA Acquisition Company	Senior loan	L + 4.25%	5.50%	03/2017	1,905	1,886	0.6	1,886
Restaurant Technologies, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	03/2018	-	(2)	-	-
Restaurant Technologies, Inc.*	Senior loan	L + 4.75%	7.00%	03/2019	1,119	1,108	0.3	1,108
Vetcor Professional Practices LLC(3)	Senior loan	L + 7.25%	N/A (4)	02/2015	-	(173)	-	-
Vetcor Professional Practices LLC*	Senior loan	L + 7.25%	9.25%	02/2015	1,970	1,970	0.6	1,970
					16,505	16,126	5.2	16,388

Printing and Publishing
Market Track, LLC(3)	Senior loan	L + 7.75%	N/A (4)	11/2015	-	(21)	-	-
Market Track, LLC*	Senior loan	L + 7.75%	9.25%	11/2015	12,934	12,714	3.9	12,934
Monotype Imaging, Inc.*	Senior loan	L + 3.75%	3.95%	07/2012	1,003	979	0.3	1,003
Trade Service Company, LLC(3)	Senior loan	L + 5.25%	N/A (4)	06/2013	-	(1)	-	-
Trade Service Company, LLC*	Senior loan	L + 5.25%	6.75%	06/2013	1,419	1,414	0.4	1,419
Trade Service Company, LLC*(6)	Senior loan	N/A	14.00%	06/2013	765	762	0.2	765
					16,121	15,847	4.8	16,121
Retail Stores
Chuy's OPCO, Inc.(3)	Senior loan	L + 7.00%	N/A (4)	05/2016	-	(3)	-	(3)
Chuy's OPCO, Inc.(3)	Senior loan	L + 7.00%	N/A (4)	05/2016	-	(22)	-	(22)
Chuy's OPCO, Inc.	Senior loan	L + 7.00%	10.00%	05/2016	8,639	8,449	2.6	8,553
DTLR, Inc.	Senior loan	L + 8.00%	11.00%	12/2015	5,936	5,805	1.9	5,936
Fasteners for Retail, Inc.*	Senior loan	L + 4.50%	4.69%	12/2012	1,964	1,884	0.6	1,940
The Marshall Retail Group, LLC*	Senior loan	L + 4.50%	7.25%	04/2013	2,650	2,580	0.8	2,650
The Marshall Retail Group, LLC*	Second lien	L + 6.50%	9.25%	04/2013	2,100	2,057	0.7	2,100
Rubio's Restaurants, Inc.*	Senior loan	L + 7.00%	8.75%	06/2014	9,555	9,391	3.0	9,555
Vision Source L.P.*	Senior loan	L + 6.75%	8.00%	06/2015	13,755	13,481	4.2	13,549
Vision Source L.P.	Senior loan	L + 6.75%	8.00%	06/2015	142	130	-	130
					44,741	43,752	13.8	44,388
Telecommunications
Hosting.com (WCP/32 Points)	Senior loan	L + 6.75%	N/A (4)	05/2014	-	-	-	-
Hosting.com (WCP/32 Points)*	Senior loan	L + 6.75%	8.25%	05/2014	2,145	2,145	0.6	2,145
West Corporation	Senior loan	L + 2.00%	2.19%	10/2012	1,600	1,447	0.4	1,400
					3,745	3,592	1.0	3,545
Textiles and Leather
Gammill, Inc.*	Senior loan	L + 7.50%	9.50%	09/2011	197	196	0.1	197
Gammill, Inc.*	Senior loan	L + 8.00%	10.00%	09/2012	4,091	4,037	1.3	4,091
					4,288	4,233	1.4	4,288

Total debt investments United States (cost $428,825)					$436,238	$428,825	133.7%	$427,847

Fair Value as a percentage of Principal Amount								98.1%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
June 30, 2011
(In thousands)

		Spread			Principal		Percentage
	Investment	Above	Interest	Maturity	Amount /		of Total		Fair
	Type	Index(1)	Rate(2)	Date	Shares	Cost	Net Assets		Value
Equity investments
Aerospace and Defense
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	$670	0.2%		$670
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-		117
						670	0.2		787
Beverage, Food and Tobacco
Atkins Nutrionals, Inc.	LLC interest	N/A	N/A	N/A	57	838	0.3		838
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	0.1		220
						1,058	0.4		1,058
Diversified Conglomerate Manufacturing
Neptco Inc.	Warrant	N/A	N/A	N/A	-	-	-		-

Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	-		67
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	13	1,273	0.4		1,273
G & H Wire Company, Inc	LP Interest	N/A	N/A	N/A	-	102	-		102
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	-	37	-		37
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	568	0.2		568
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	264	0.1		264
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1		414
						2,725	0.8		2,725
Home and Office Furnishings,
Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	73	-		73

Personal and Non-Durable Consumer
Products
Strategic Partners, Inc.	LLC interest	N/A	N/A	N/A	169	1,691	0.5		1,691

Retail Stores
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.3		945
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	937	0.3		937
						1,882	0.6		1,882

Total equity investments United States (cost $8,099)						$8,099	2.5%		$8,216

Total Return Swap (Note 7)	Total return swap	N/A	N/A	06/2014	N/A	$-	(0.2	) %	$(262)

Total United States (cost $436,924)						$436,924	136.0%		$435,801

Total investments (cost $439,661)						$439,661	136.8%		$438,593

* Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization.

(1)
The majority of the investments bear interest at a rate that may be determined by reference to LIBOR "L" or Prime "P" and which reset daily, quarterly or semiannually.  For each we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at June 30, 2011.  Certain investments are subject to a LIBOR or Prime interest rate floor.  For fixed rate loans, a spread above a reference rate is not applicable.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at June 30, 2011.

(3)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.  The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(4)	The entire commitment was unfunded at June 30, 2011. As such, no interest is being earned on this investment.
#REF!
(5)	Loan was on non-accrual status as of June 30, 2011, meaning that the Company has ceased recognizing interest income on the loan.

(6)	A portion of the interest may be deferred through a payment-in-kind ("PIK") rate option.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2010
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal		of	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (Continued)
September 30, 2010
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 5.00%	6.86%	08/2015	$102	$100	-%	$102
Fort Dearborn Company*	Senior loan	L + 5.50%	7.37%	08/2016	227	222	0.1	227
Fort Dearborn Company*	Senior loan	L + 5.00%	6.75%	08/2015	1,553	1,523	0.6	1,553
Fort Dearborn Company*	Senior loan	L + 5.50%	7.25%	08/2016	3,291	3,226	1.3	3,291
Pelican Products, Inc.*	Senior loan	L + 5.00%	7.75%	01/2013	77	72	-	77
Pelican Products, Inc.*	Senior loan	L + 5.00%	7.75%	01/2014	2,861	2,647	1.1	2,861
Industrial Container Services, LLC*	Senior loan	L + 4.00%	4.53%	09/2011	754	743	0.3	754
					8,865	8,533	3.4	8,865
Diversified Conglomerate Manufacturing
Neptco Inc.	Senior loan	L + 5.25%	7.25%	03/2013	4,317	4,166	1.4	3,669
Pasternack Enterprises, Inc.*	Senior loan	L + 4.50%	6.00%	02/2014	4,779	4,646	1.8	4,779
Vintage Parts, Inc.*	Senior loan	L + 5.50%	5.79%	12/2013	6,551	6,480	2.5	6,551
Heat Transfer Parent, Inc.*	Senior loan	L + 3.00%	3.26%	06/2013	1,833	1,766	0.6	1,595
					17,480	17,058	6.3	16,594
Diversified Conglomerate Service
Benetech, Inc.*	Senior loan	L + 5.00%	5.26%	12/2013	8,845	8,562	3.3	8,668
Compass Group Diversified Holdings, LLC*	Senior loan	L + 4.00%	4.50%	12/2013	4,566	4,566	1.8	4,566
Cortz, Inc.*	Senior loan	L + 5.50%	8.50%	03/2014	6,540	6,493	2.5	6,540
NS Holdings, Inc.*	Senior loan	L + 4.63%	6.64%	06/2015	2,238	2,194	0.9	2,238
NS Holdings, Inc.*(3)	Senior loan	L + 6.25%	N/A (4)	06/2015	-	(8)	-	-
Protection One, Inc.*	Senior loan	L + 4.25%	6.00%	06/2016	3,142	3,132	1.2	3,150
Savvis Communications Corporation*	Senior loan	L + 5.00%	6.75%	08/2016	2,000	1,978	0.8	2,012
The Service Companies, Inc.	Senior loan	L + 6.50%	8.50%	03/2014	5,792	5,676	2.2	5,792
					33,123	32,593	12.7	32,966
Diversified Natural Resources, Precious
Metals, and Minerals
Metal Spinners, Inc.*	Senior loan	L + 7.00%	10.00%	12/2014	2,284	2,202	0.9	2,284
Metal Spinners, Inc.*(6)	Senior loan	L + 8.00%	11.00%	12/2014	3,085	2,979	1.1	2,900
Virginia Explosives & Drilling Company, Inc.	Senior loan	L + 7.00%	10.50%	05/2011	170	162	0.1	170
Virginia Explosives & Drilling Company, Inc.	Senior loan	L + 7.00%	10.50%	10/2011	2,852	2,739	1.0	2,709
					8,391	8,082	3.1	8,063
Electronics
Cape Electrical Supply LLC*	Senior loan	L + 5.75%	6.75%	11/2013	2,435	2,300	0.9	2,386
The Sloan Company, Inc.*(6)	Second lien loan	L + 7.00%	7.26%	10/2012	2,442	2,430	0.9	2,442
Syncsort Incorporated(3)	Senior loan	L + 5.50%	N/A (4)	03/2015	-	(8)	-	-
Syncsort Incorporated	Senior loan	L + 5.50%	7.50%	03/2015	9,875	9,658	3.8	9,875
					14,752	14,380	5.6	14,703
Finance
Nuveen Investments, Inc.*	Senior loan	L + 3.00%	3.29%	11/2014	3,000	2,685	1.0	2,705
eVestment Alliance Holdings, LLC*	Senior loan	L + 6.50%	9.50%	05/2014	7,128	7,013	2.7	7,128
Pillar Processing LLC*	Senior loan	L + 5.50%	5.79%	11/2013	6,216	6,196	2.4	6,216
Pillar Processing LLC*	Senior loan	N/A	14.50%	05/2014	3,125	3,125	1.2	3,125
Wall Street Systems Holdings, Inc.*	Senior loan	L + 5.00%	8.00%	05/2013	7,875	7,875	3.0	7,875
					27,344	26,894	10.3	27,049
Grocery
JRD Holdings, Inc. *	Senior loan	L + 2.25%	2.51%	07/2014	1,241	1,097	0.5	1,195

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (Continued)
September 30, 2010
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Healthcare, Education and Childcare
ADG, LLC	Senior loan	L + 5.75%	7.78%	05/2013	$3,701	$3,652	1.4%	$3,701
ADG, LLC(3)	Senior loan	L + 5.75%	N/A (4)	05/2013	-	(10)	-	-
Campus Management Acquisition Corp.	Senior loan	L + 5.65%	7.40%	09/2015	5,595	5,483	2.1	5,595
CHS/Community Health Systems *	Senior loan	L + 2.25%	2.55%	07/2014	773	763	0.3	734
Community Hospices of America, Inc.*	Senior loan	L + 5.00%	8.00%	01/2011	990	985	0.4	990
Community Hospices of America, Inc.*(6)	Second lien loan	L + 11.75%	13.75%	04/2011	4,865	4,846	1.9	4,865
DaVita, Inc.*	Senior loan	L + 1.50%	1.76%	10/2012	5,000	4,646	1.9	4,989
DDC Center Inc.*	Senior loan	L + 6.50%	9.50%	10/2014	9,652	9,652	3.3	8,687
Delta Educational Systems, Inc.*	Senior loan	L + 4.00%	6.00%	06/2012	4,140	3,997	1.6	4,140
Den-Mat Holdings, LLC(6)	Senior loan	L + 7.50%	8.50%	06/2014	3,287	3,195	0.6	1,643
Excelligence Learning Corporation*	Second lien loan	L + 7.00%	7.26%	11/2013	1,600	1,539	0.6	1,584
The Hygenic Corporation*	Senior loan	L + 2.50%	2.80%	04/2013	2,483	2,425	0.9	2,384
Integrated DNA Technologies, Inc.(6)	Subordinated debt	N/A	14.00%	04/2015	3,800	3,737	1.5	3,800
Integrated DNA Technologies, Inc.(3)	Subordinated debt	N/A	N/A (4)	04/2015	-	(14)	-	-
ReachOut Healthcare America Ltd*	Senior loan	L + 5.00%	8.00%	08/2013	6,242	6,226	2.4	6,242
Renal Advantage Holdings, Inc.*	Senior loan	L + 4.50%	6.00%	06/2016	1,000	1,005	0.4	1,006
Sterilmed, Inc.	Senior loan	L + 6.25%	7.75%	07/2016	3,139	3,077	1.2	3,139
Sterilmed, Inc.(3)	Senior loan	L + 6.25%	N/A (4)	07/2015	-	(9)	-	-
TIDI Products, LLC	Senior loan	L + 5.00%	6.50%	05/2015	2,608	2,560	1.0	2,608
TIDI Products, LLC(3)	Senior loan	L + 5.00%	N/A (4)	05/2015	-	(6)	-	-
United Surgical Partners International, Inc.*	Senior loan	L + 2.00%	2.26%	04/2014	1,529	1,529	0.6	1,450
Universal Health Services, Inc.*	Senior loan	L + 4.00%	5.50%	11/2016	1,664	1,639	0.6	1,675
Warner Chilcott Corporation*	Senior loan	L + 4.25%	6.50%	02/2016	1,510	1,495	0.6	1,519
Warner Chilcott Corporation*	Senior loan	L + 4.25%	6.50%	02/2016	490	485	0.2	493
					64,068	62,897	23.5	61,244
Home and Office Furnishings,
Housewares, and Durable Consumer
Top Knobs USA, Inc.*	Senior loan	L + 6.25%	8.25%	02/2014	2,751	2,669	1.0	2,724
Zenith Products Corporation*	Senior loan	L + 5.00%	5.49%	09/2013	4,878	4,787	1.8	4,732
					7,629	7,456	2.8	7,456
Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group, Inc.	Senior loan	L + 7.50%	9.50%	09/2015	81	58	-	81
Competitor Group, Inc.(3)	Senior loans	L + 7.50%	N/A (4)	03/2012	-	(114)	-	-
Competitor Group, Inc.*	Senior loan	L + 7.50%	9.50%	09/2015	8,395	8,189	3.2	8,395
Octane Fitness, LLC*	Senior loan	L + 4.60%	5.11%	03/2013	4,675	4,541	1.7	4,442
Optronics Product Company, Inc.*	Senior loan	L + 3.75%	5.75%	12/2012	176	168	0.1	176
Optronics Product Company, Inc.*	Second lien loan	L + 7.25%	8.25%	12/2013	2,489	2,377	1.0	2,489
Premier Yachts, Inc.*	Senior loan	L + 3.75%	4.01%	08/2012	1,037	994	0.4	1,026
Premier Yachts, Inc.*	Senior loan	L + 7.00%	7.26%	08/2013	568	547	0.2	568
Regal Cinemas Corporation*	Senior loan	L + 3.50%	3.79%	11/2016	1,493	1,289	0.6	1,487
					18,914	18,049	7.2	18,664
Oil and Gas
Tri-County Petroleum, Inc.*	Senior loan	L + 4.25%	4.52%	08/2013	3,666	3,576	1.4	3,629

Personal and Non-Durable Consumer
Products
Dr. Miracles, Inc.*	Senior loan	L + 5.50%	8.00%	03/2014	3,766	3,723	1.4	3,766
Strategic Partners, Inc.(6)	Subordinated debt	N/A	14.00%	02/2017	9,636	9,367	3.7	9,635
					13,402	13,090	5.1	13,401
Personal, Food and Miscellaneous
Services
Aramark Corporation*	Senior loan	L + 0.00%	0.11%	01/2014	64	55	-	61
Aramark Corporation*	Senior loan	L + 0.00%	0.11%	07/2016	115	98	-	113
Aramark Corporation*	Senior loan	L + 3.25%	3.54%	07/2016	1,752	1,490	0.7	1,722
Aramark Corporation*	Senior loan	L + 1.88%	2.16%	01/2014	794	682	0.3	758
Focus Brands, Inc.*	Senior loan	L + 5.00%	5.29%	03/2011	4,952	4,905	1.9	4,951
					7,677	7,230	2.9	7,605

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (Continued)
September 30, 2010
(In thousands)

		Spread			Principal		Percentage
	Investment	Above	Interest	Maturity	Amount /		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Shares	Cost	Net Assets	Value
Printing and Publishing
Monotype Imaging, Inc.*	Senior loan	L + 3.75%	4.01%	07/2012	$1,378	$1,323	0.5%	$1,379
Trade Service Company, LLC*(6)	Senior loan	N/A	14.00%	01/2013	2,085	2,026	0.8	2,084
					3,463	3,349	1.3	3,463
Retail Stores
Container Store, Inc.*	Senior loan	L + 3.00%	3.32%	08/2014	6,794	6,329	2.4	6,251
Fasteners for Retail, Inc.*	Senior loan	L + 3.50%	4.83%	12/2012	1,964	1,844	0.7	1,884
IL Fornaio (America) Corporation*	Senior loan	L + 3.00%	3.30%	03/2013	4,768	4,490	1.7	4,434
The Marshall Retail Group, LLC*	Senior loan	L + 4.50%	7.25%	04/2013	3,103	2,988	1.2	3,103
The Marshall Retail Group, LLC*	Senior loan	L + 6.50%	9.25%	04/2013	2,100	2,039	0.8	2,100
Rubio's Restaurants, Inc.*	Senior loan	L + 7.00%	8.75%	06/2015	9,738	9,539	3.7	9,738
					28,467	27,229	10.5	27,510
Telecommunications
MetroPCS Wireless, Inc.*	Senior loan	L + 2.25%	2.56%	11/2013	247	211	0.1	243
MetroPCS Wireless, Inc.*	Senior loan	L + 3.50%	3.81%	11/2016	2,692	2,288	1.0	2,672
Springboard Finance LLC*	Senior loan	L + 5.00%	7.00%	02/2015	1,997	1,984	0.8	2,009
West Corporation(3)	Senior loan	L + 2.00%	N/A (4)	10/2012	-	(239)	(0.3)	(700)
					4,936	4,244	1.6	4,224
Textiles and Leather
Gammill, Inc.*	Senior loan	L + 7.50%	9.50%	09/2011	415	409	0.2	415
Gammill, Inc.*	Senior loan	L + 8.00%	10.00%	09/2012	4,285	4,193	1.6	4,284
					4,700	4,602	1.8	4,699
Utilities
Covanta Energy Corporation*	Senior loan	L + 0.00%	0.43%	02/2014	1,000	869	0.4	957
Covanta Energy Corporation*	Senior loan	L + 1.50%	2.00%	02/2014	1,960	1,703	0.7	1,877
Itron, Inc.*	Senior loan	L + 3.50%	3.76%	04/2014	875	793	0.3	876
NRG Energy, Inc.*	Senior loan	L + 1.50%	1.98%	02/2013	2,223	2,057	0.9	2,221
					6,058	5,422	2.3	5,931

Total debt investments (cost $337,105)					$346,630	$337,105	129.1%	$336,287

Fair Value as a percentage of Principal Amount								97.0%

Equity investments
Personal and Non-Durable Consumer
Products
Strategic Partners, Inc.	LLC interest	N/A	N/A	N/A	169	$1,691	0.6%	$1,691

Retail Stores
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.4	945

Total equity investments (cost $2,636)						$2,636	1.0%	$2,636

Total United States (cost $339,741)						$339,741	130.1%	$338,923

Total investments (cost $345,536)						$345,536	132.4%	$344,869

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

See Notes to Consolidated Financial Statements.

Note 1. Organization

Golub Capital BDC, Inc. (“GBDC” and together with its subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company. GBDC has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, GBDC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On July 16, 2010, the Company completed a $300,000 term Debt Securitization (defined in Note 6). The notes offered in the Debt Securitization were issued by Golub Capital BDC 2010-1 LLC (the “Issuer”), a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A Notes and Class B Notes are secured by the assets held by the Issuer. The Debt Securitization was executed through a private placement of $174,000 of Aaa/AAA Class A Notes of the Issuer. In partial consideration for the loans transferred to the Issuer as part of the Debt Securitization, Holdings retained all of the Class B and Subordinated Notes, which totaled $10,000 and $116,000, respectively, and retained all the membership interests in the Issuer, which Holdings initially purchased for two hundred and fifty dollars.   For further information on the Debt Securitization, see Note 6.

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

The license allows GC SBIC IV, L.P. to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to the Company, have interest payable semiannually and a ten-year maturity. The interest rate is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

On March 31, 2011, the Company priced a public offering of 3,500,000 shares of its common stock at a public offering price of $15.75 per share.  On April 6, 2011, the transaction closed and the shares were delivered.  On May 2, 2011, the Company sold an additional 453,257 shares of its common stock at a public offering price of $15.75 per share pursuant to the underwriters’ partial exercise of the over-allotment option the Company granted to the underwriters.  Offering costs of $810 were offset against the proceeds from the shares sold.

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

Note 2. Accounting Policies and Recent Accounting Updates

Basis of presentation:   The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

Fair value of financial instruments:   The Company applies fair value to substantially all of its financial instruments in accordance with Accounting Standards Codification (“ASC”) Topic 820 — Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Consolidation:   As permitted under Regulation S-X and the American Institute of Certified Public Accountants (the “AICPA”) Audit and Accounting Guide for Investment Companies, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s subsidiaries in its consolidated financial statements.  Assets related to transactions that do not meet Accounting Standards Codification (“ASC”) Topic 860 —  Transfers and Servicing requirements for accounting sale treatment are reflected in the consolidated balance sheet of the Company as investments. Those assets are owned by special purpose entities that are consolidated in the Company’s financial statements, the creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or any affiliate of the Company).

Segments:   In accordance with ASC Topic 280 —  Segment Reporting , the Company has determined that it has a single reporting segment and operating unit structure.

Cash and cash equivalents:   Cash and cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company places its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Restricted cash and cash equivalents:   Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash is held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.  In addition, restricted cash and cash equivalents include amounts held within GC SBIC IV, L.P.  This amount is generally restricted to the originations of new loans from GC SBIC IV, L.P. and the payment of SBA debentures and related interest expense.

Revenue recognition:    Investments and related investment income:   The Company’s board of directors (the “Board”) determines the fair value of its investments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. In addition, the Company may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. The Company records prepayment premiums on loans as interest income. When the Company receives principal payments on a loan in an amount that exceeds its amortized cost, it records the excess principal payment as interest income. For the three and nine months ended June 30, 2011, interest income included $965 and $4,146 of such amounts, respectively.  For the three and nine months ended June 30, 2010, the Company recorded interest income from amortization in the amounts of $1,733 and $6,580, respectively.

As of June 30, 2011 and September 30, 2010, the Company had interest receivable of $2,574 and $1,956, respectively. For the three and nine months ended June 30, 2011, the Company earned interest of $10,071 and $28,319, respectively. For the three and nine months ended June 30, 2010, the Company earned interest of $7,230 and $25,718, respectively. During the three and nine months ended June 30, 2011, the Company received interest in cash in the amounts of $9,410 and $27,086 respectively.  During the three and nine months ended June 30, 2010, the Company received interest in cash in the amounts of $7,192 and $26,170, respectively.

For investments with contractual PIK, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2011, the Company recorded PIK income of $268 and $615, respectively.  For the three and nine months ended June 30, 2010, the Company recorded PIK income of $81 and $204, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.  Revenue recognition policies for realized and unrealized gains and losses on total return swaps are disclosed in Note 7.

Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The total fair value of non-accrual loans was $3,360 and $3,095 as of June 30, 2011 and September 30, 2010, respectively.

Income taxes:   The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2011 and 2010, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes. ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at June 30, 2011 and September 30, 2010. The 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and the Company declares, a cash distribution, then stockholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The Company may use newly issued shares to implement the DRIP (if the Company’s shares are trading at a premium to net asset value), or the Company may purchase shares in the open market in connection with the obligations under the plan. In particular, if the Company’s shares are trading at a significant discount to net asset value and the Company is otherwise permitted under applicable law to purchase such shares, the Company intends to purchase shares in the open market in connection with any obligations under the DRIP.

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

Deferred financing costs:   Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2011 and September 30, 2010, the Company had deferred financing costs of $3,836 and $2,748, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three and nine months ended June 30, 2011 was $202 and $564, respectively.  There was no amortization expense for the three and nine months ended June 30, 2010.

Deferred offering costs:   Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received.

Recently Issued Accounting Pronouncements:  In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04).  This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement.  The collective efforts of the Boards, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments to the FASB Codification in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The Company is currently assessing the impact of ASU 2011-04 on its consolidated financial statements.

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

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.  For the three and nine months ended June 30, 2011, the Income Incentive Fee was zero and $348, respectively.  The Income Incentive Fee for the three and nine months ended June 30, 2010 was $55 and $55, respectively.

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

The sum of the Income Incentive Fee and the Capital Gain Incentive Fee is the Incentive Fee.

The Company accrues the Capital Gain Incentive Fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) is positive.  The Capital Gain Incentive Fee is calculated on a cumulative basis from the date the Company elected to become a BDC through the end of each calendar year.  For the three and nine month period ended June 30, 2011, the Company accrued a Capital Gains Incentive Fee of $113 and $177.  For the calendar year ended December 31, 2010, the Capital Gain Incentive Fee was zero.

The Incentive Fee will not be paid at any time if, after such payment, the cumulative Incentive Fees paid to date would be greater than 20.0% of the Company’s cumulative Pre-Incentive Fee Net Income since the election to be treated as a BDC. Such amount, less any Incentive Fees previously paid, is referred to as the Incentive Fee Cap. If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the Incentive Fee calculated above, then the difference between the Incentive Fee and the Incentive Fee Cap will not be paid by GBDC and will not be received by the Investment Adviser as an Incentive Fee either at the end of such relevant period or at the end of any future period.

Administration Agreement:   GBDC has also entered into an administration agreement (the “Administration Agreement”) with GC Service Company, LLC (the “Administrator”). Under the Administration Agreement, the Administrator furnishes GBDC with office facilities and equipment, provides GBDC with clerical, bookkeeping and record keeping services at such facilities and provides GBDC with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct GBDC’s day-to-day operations. GBDC reimburses the Administrator the allocable portion (subject to the review and approval of the Board) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and GBDC’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides on the Company’s behalf significant managerial assistance to those portfolio companies to which GBDC is required to provide such assistance and will be paid an additional amount based on the services provided, not to exceed the amount GBDC receives from such portfolio companies.

Included in accounts payable and accrued expenses is $75 and $142 as of June 30, 2011 and September 30, 2010, respectively, for accrued allocated shared services under the Administration Agreement.  The administrative service fee expense under the Administration Agreement for the three and nine months ended June 30, 2011 was $224 and $611, respectively.  The administrative service fee for the three and nine months ended June 30, 2010 was $144 and $442, respectively.

Other Related Party Transactions:   Prior to the Offering, the Investment Manager paid for certain unaffiliated third-party expenses on behalf of GCMF, all of which were subsequently reimbursed directly with cash or through a member’s equity contribution. Subsequent to the Offering, the Investment Adviser, an affiliate of the Investment Manager, pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies and rating agency fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expense directly. These expenses were subsequently reimbursed in cash.

Total expenses reimbursed to the Investment Adviser and the Investment Manager, as applicable, during the three and nine months ended June 30, 2011 were $68 and $266, respectively.

Total expenses reimbursed to the Investment Adviser and the Investment Manager, as applicable, during the three and nine months ended June 30, 2010 were $215 and $639, respectively.  Of these amounts, during the three and nine months ended June 30, 2010, $0 and $225 were reimbursed via a members’ equity contribution, respectively.

As of June 30, 2011 and September 30, 2010, included in accounts payable and accrued expenses is $105 and $116, respectively, for accrued expenses paid on behalf of the Company by the Investment Adviser.

Note 4. Investments

Investments and cash and cash equivalents consisted of the following:

	June 30, 2011			September 30, 2010
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$214,636	$211,155	$207,852	$235,826	$228,308	$227,048
Unitranche	153,916	151,374	152,680	91,931	90,309	90,369
Second lien(1)	23,769	23,290	23,769	11,396	11,192	11,380
Subordinated debt	46,709	45,743	46,338	13,436	13,091	13,436
Equity	N/A	8,099	8,216	N/A	2,636	2,636
Total return swap(2)	N/A	-	(262)	N/A	-	-
Cash and cash equivalents	N/A	44,117	44,117	N/A	61,219	61,219
Restricted cash and cash equivalents	N/A	29,279	29,279	N/A	31,771	31,771
Total	$439,030	$513,057	$511,989	$352,589	$438,526	$437,859

(1) Second lien loans include loans structured as first lien last out term loans.
(2) Refer to Note 7 for additional disclosures.

The Company has invested in portfolio companies located in the United States and in Canada. The following tables show the portfolio composition by geographic region at cost and fair value as a percentage of total investments in portfolio companies, which excludes the total return swap. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	June 30, 2011		September 30, 2010
Cost:
United States
Mid-Atlantic	$74,895	17.0%	$84,182	24.3%
Midwest	113,716	25.9	91,473	26.5
West	68,378	15.6	66,670	19.3
Southeast	76,059	17.3	63,180	18.3
Southwest	71,241	16.2	24,551	7.1
Northeast	32,635	7.4	9,685	2.8
Canada	2,737	0.6	5,795	1.7
Total	$439,661	100.0%	$345,536	100.0%

Fair Value:
United States
Mid-Atlantic	$74,965	17.2%	$85,412	24.7%
Midwest	113,694	25.9	89,516	26.0
West	67,737	15.4	66,870	19.4
Southeast	76,663	17.5	63,982	18.6
Southwest	69,984	15.9	23,810	6.9
Northeast	33,020	7.5	9,333	2.7
Canada	2,792	0.6	5,946	1.7
Total	$438,855	100.0%	$344,869	100.0%

The industry compositions of the portfolio at fair value, excluding the total return swap, were as follows:

	June 30, 2011		September 30, 2010
Cost:
Aerospace and Defense	$2,512	0.5%	$1,902	0.6%
Automobile	8,635	2.0	11,569	3.3
Banking	2,867	0.7	3,346	1.0
Beverage, Food and Tobacco	22,524	5.1	8,641	2.5
Buildings and Real Estate	30,570	7.0	34,854	10.1
Cargo Transport	2,307	0.5	7,330	2.1
Chemicals, Plastics and Rubber	14,143	3.2	3,682	1.0
Containers, Packaging and Glass	4,955	1.1	8,533	2.5
Diversified Conglomerate Manufacturing	25,838	5.9	17,058	4.9
Diversified Conglomerate Service	38,309	8.7	33,739	9.8
Diversified Natural Resources, Precious Metals and Minerals	4,776	1.1	8,082	2.3
Electronics	36,583	8.3	14,380	4.2
Finance	7,086	1.6	26,894	7.8
Grocery	-	-	1,097	0.3
Healthcare, Education and Childcare	82,731	18.8	62,897	18.2
Home and Office Furnishings, Housewares, and Durable Consumer	9,879	2.2	7,456	2.2
Leisure, Amusement, Motion Pictures and Entertainment	21,095	4.8	22,698	6.6
Oil and Gas	16,528	3.8	3,576	1.0
Personal and Non-Durable Consumer Products	22,891	5.2	14,781	4.2
Personal Food and Miscellaneous Services	16,126	3.7	7,230	2.1
Printing and Publishing	15,847	3.6	3,349	1.0
Retail Stores	45,634	10.4	28,174	8.2
Telecommunications	3,592	0.8	4,244	1.2
Textiles and Leather	4,233	1.0	4,602	1.3
Utilities	-	-	5,422	1.6
Total	$439,661	100.0%	$345,536	100.0%

Fair Value:
Aerospace and Defense	$2,664	0.7%	$1,856	0.5%
Automobile	8,477	2.0	11,490	3.3
Banking	2,588	0.6	3,321	1.0
Beverage, Food and Tobacco	22,786	5.2	8,737	2.5
Buildings and Real Estate	28,299	6.5	32,233	9.3
Cargo Transport	2,306	0.6	7,538	2.2
Chemicals, Plastics and Rubber	14,225	3.2	3,851	1.1
Containers, Packaging and Glass	5,038	1.1	8,865	2.6
Diversified Conglomerate Manufacturing	25,616	5.8	16,594	4.8
Diversified Conglomerate Service	38,721	8.8	34,263	9.9
Diversified Natural Resources, Precious Metals and Minerals	4,915	1.1	8,063	2.3
Electronics	36,949	8.4	14,703	4.3
Finance	6,740	1.5	27,049	7.8
Grocery	-	-	1,195	0.3
Healthcare, Education and Childcare	81,785	18.6	61,244	17.8
Home and Office Furnishings, Housewares, and Durable Consumer	9,981	2.3	7,456	2.2
Leisure, Amusement, Motion Pictures and Entertainment	21,552	4.9	23,313	6.8
Oil and Gas	16,585	3.8	3,629	1.1
Personal and Non-Durable Consumer Products	23,016	5.2	15,092	4.4
Personal, Food and Miscellaneous Services	16,388	3.7	7,605	2.2
Printing and Publishing	16,121	3.7	3,463	1.0
Retail Stores	46,270	10.5	28,455	8.3
Telecommunications	3,545	0.8	4,224	1.2
Textiles and Leather	4,288	1.0	4,699	1.4
Utilities	-	-	5,931	1.7
Total	$438,855	100.0%	$344,869	100.0%

Note 5. Fair Value Measurements

The Company follows ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

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

With the exception of money market funds held at large financial institutions (Level 1 investment), all of the financial instruments that were recorded at fair value as of June 30, 2011 were valued using Level 3 inputs of the fair value hierarchy. As of September 30, 2010, the Company also invested in commercial paper, which is a Level 2 investment. Level 1 assets are valued using quoted market prices. Level 2 assets are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments. Financial instruments that are recorded at Level 3 of the valuation hierarchy are the Company’s debt and equity investments. Level 3 assets are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuation of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

When valuing Level 3 debt and equity investments, the Company may take into account the following factors, where relevant, in determining the fair value of the investments: the enterprise value of a portfolio company, the nature and realizable valuable of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. In addition, for certain debt and equity investments, the Company may base its valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept for an investment. The Company generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.  For valuation of the Company’s total return swap, refer to disclosures in Note 7.

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the consolidated statements of financial condition due to their short maturity.

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

The following table presents information about the Company’s investments measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

As of June 30, 2011:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments	$-	$-	$430,639	$430,639
Equity investments	-	-	8,216	8,216
Total return swap(1)	-	-	(262)	(262)
Money market account(2)	68,518	-	-	68,518
	$68,518	$-	$438,593	$507,111

As of September 30, 2010:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments	$-	$-	$342,233	$342,233
Equity investments	-	-	2,636	2,636
Commercial paper debt securities(2)	-	86,235	-	86,235
Money market account(2)	512	-	-	512
	$512	$86,235	$344,869	$431,616

(1)	Refer to Note 7 for additional disclosures.
(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated statements offinancial condition.

The net change in unrealized depreciation for the three and nine months ended June 30, 2011 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held as of June 30, 2011 was $497 and $(4), respectively.

The following table presents the changes in investments measured at fair value using Level 3 inputs:

	Nine months ended June 30, 2011
	Debt Investments	Equity Investments	Total return swap(1)	Total

Fair value, beginning of period	$342,233	$2,636	$-	$344,869

Net change in unrealized (depreciation) appreciation on investments	141	117	(262)	(4)
Realized gain on investments	1,997	-	-	1,997
Fundings of revolving loans, net	1,696	-	-	1,696
Fundings of investments	269,369	5,463	-	274,832
Proceeds from principal payments and sales of portfolio investments	(188,943)	-	-	(188,943)
Amortization of discount and premium	4,146	-	-	4,146

Fair value, end of period	$430,639	$8,216	$(262)	$438,593

(1)	Refer to Note 7 for additional disclosures.

The following are the carrying values and fair values of the Company’s debt liabilities as of June 30, 2011 and September 30, 2010. Fair value is calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market prices for similar instruments at the measurement date.

	As of June 30, 2011		As of September 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt	$222,300	$225,261	$174,000	$174,000

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2011, the Company’s asset coverage for borrowed amounts was 243.4%.

Debt Securitization:  On July 16, 2010, the Company completed a $300,000 term debt securitization (“Debt Securitization”). The notes offered in the Debt Securitization (the “Notes”) were issued by the Issuer, and the Class A Notes and Class B Notes are secured by the assets held by the Issuer. The Debt Securitization was executed through a private placement of $174,000 of Aaa/AAA Class A Notes which bear interest at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.40%. The $10,000 face amount of Class B Notes bears interest at a rate of three-month LIBOR plus 2.40%, and the $116,000 face amount of Subordinated Notes does not bear interest. The Class A Notes are included in the June 30, 2011 and September 30, 2010 consolidated balance sheet. In partial consideration for the loans transferred to the Issuer as part of the Debt Securitization, Holdings retained all of the Class B and Subordinated Notes totaling $10,000 and $116,000, respectively, and all of the membership interests in the Issuer, which Holdings initially purchased for two hundred and fifty dollars.

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

As of June 30, 2011 and September 30, 2010, there were 76 and 77 portfolio companies with a total fair value of $271,158 and $272,836, respectively, securing the Notes. The pool of loans in the Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the Debt Securitization is based on three-month LIBOR, which as of June 30, 2011 was 0.3%. For the three and nine months ended June 30, 2011, the effective annualized average interest rate, which includes amortization of debt issuance costs on the Debt Securitization, was 3.1% and 3.3%, respectively.  For the three and nine months ended June 30, 2011, interest expense was $1,179 and $3,789, respectively.  Cash paid for interest during the three and nine months ended June 30, 2011 was $1,176 and $4,025, respectively.

For the three and nine months ended June 30, 2010, the effective annualized average interest rate on the Company’s prior credit facility was 1.6% and 1.2%, respectively.  For the three and nine months ended June 30, 2010, interest expense was $591 and 2,144, respectively.  Cash paid for interest during the three and nine months ended June 30, 2010 was $654 and $2,188, respectively.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225,000. It is possible that GC SBIC IV, L.P. will be constrained in its ability to issue SBA-guaranteed debentures in the future if other Golub Capital SBICs have already issued such debentures. As of June 30, 2011, Golub Capital operated two other SBIC licensees with an aggregate of $139,970 of SBA-guaranteed debentures outstanding, leaving incremental borrowing capacity of a maximum of $85,030 of SBA-guaranteed debentures for GC SBIC IV, L.P. and the two other SBIC licensees. As the two other SBIC licenses are limited to only making add-on investments in existing portfolio companies, the majority of the incremental borrowing capacity is available for GC SBIC IV L.P.  The borrowing capacity of GC SBIC IV, L.P. could be expanded further if any other Golub Capital SBICs retire their SBA-guaranteed debentures.

GC SBIC IV, L.P. is able to borrow funds from the SBA against regulatory capital that is paid-in, subject to customary regulatory requirements including an examination by the SBA. As of June 30, 2011, the Company had committed and funded $50,000 to GC SBIC IV, L.P. and had SBA debentures of $48,300 outstanding which mature in March of 2021. The interest rate on $20,000 of outstanding debentures was fixed on March 29, 2011 at an interest rate of 4.5%. Prior to this date, the Company was charged an interim financing rate of approximately 1.0%.  The Company was also charged an interim financing rate of approximately 1.0% on the remaining $28,300 of outstanding debentures. For the three and nine months ended June 30, 2011, the effective annualized average interest rate, which includes amortization of fees paid on the debentures, was 3.7% and 2.9%, respectively. For the three and nine months ended June 30, 2011, interest expense was $256 and $328, respectively.  Cash paid for interest during the three and nine months ended June 30, 2011 was zero and $64, respectively.

 As of June 30, 2011, the Company did not have any unfunded commitments from the SBA.

The Company applied for exemptive relief from the SEC on July 9, 2010 and filed amended applications on November 12, 2010, March 31, 2011, and June 14, 2011 to permit it to exclude the debt of GC SBIC IV, L.P. from the Company’s 200% asset coverage test under the 1940 Act. If the Company receives an exemption for this SBA debt, the Company would have the ability to incur leverage in excess of the amounts it is currently permitted to incur under the 1940 Act.

The average debt outstanding (including both the debt under the Debt Securitization and the SBA debentures) for the three and nine months ended June 30, 2011 was $206,471 and $193,250, respectively.  The average debt outstanding under the Company’s prior credit facility for the three and nine months ended June 30, 2010 was $150,327 and $230,122, respectively.

For the three and nine months ended June 30, 2011, the effective annualized average interest rate on the Company’s total debt outstanding was 3.2% and 3.2%, respectively.

A summary of our maturity requirements for borrowings as of June 30, 2011 is as follows:

	Payments Due by Period (In thousands)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt Securitization	$174,000	$-	$-	$-	$174,000
SBA Debentures	48,300	-	-	-	48,300
Total contractual obligations	$222,300	$-	$-	$-	$222,300

Note 7.  Total Return Swap

On June 17, 2011, GCMF entered into a total return swap (“TRS”) with Citibank, N.A. (“Citibank”).  The purpose of entering into the TRS was to gain economic exposure to a portfolio of broadly syndicated loans. Generally, under the terms of a total return swap, one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap is typically used to obtain exposure to a security or market without owning or taking physical custody of such security or investing directly in such market.

Under the terms of the TRS, the Company has the ability to recommend purchases of loans, but all investment decisions are subject to approval by Citibank.  The loans are purchased in the open market by Citibank at fair value.  The maximum fair value of the portfolio loans subject to the TRS is $100,000 (determined at the time each such loan becomes subject to the TRS).

In order for Citibank to purchase a loan for the TRS, each individual loan, and the portfolio of loans taken as a whole, must meet certain specified criteria. The Company receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. The Company pays to Citibank interest at a rate equal to three-month LIBOR plus 1.2% per annum based on the settled notional value of the TRS.  In addition, upon the termination or repayment of any loan subject to the TRS, the Company will either receive from Citibank the appreciation in the value of such loan, or pay to Citibank any depreciation in the value of such loan. On a quarterly basis, net payment between GCMF and Citibank for interest and realized appreciation and depreciation on the portfolio of loans occurs.  The Company is also required to post additional collateral from time to time as a result of a decline in the fair value of the portfolio of loans subject to the TRS.

The obligations of GCMF under the TRS are non-recourse to the Company, and the Company’s exposure under the TRS is limited to the value of its investment and cash collateral.  GCMF subsequently is required to cash collateralize 20% of the fair value of each loan included under the TRS. This investment generally will equal the value of cash collateral provided by GCMF under the TRS plus any unrealized appreciation (depreciation) on the investment.

The Company acts as the manager of the rights and obligations of GCMF under the TRS.

Citibank may terminate the TRS on or after the third anniversary of the effectiveness of the TRS. The Company may terminate the TRS at any time upon providing no less than 30 days prior notice to Citibank.

As of June 30, 2011, the fair value of the TRS was $(262). The TRS is reflected on the Company’s consolidated statements of financial condition as investments, at fair value. The change in value of the TRS, which was  $(262) for the three and nine month periods ended June 30, 2011, is reflected in the consolidated statements of operations as net change in unrealized appreciation (depreciation) on investments. Realized gains and losses on the TRS are composed of any gains or losses on the underlying portfolio of loans as well as the net interest received or owed at the time of the quarterly settlement.  Unrealized gains and losses on the TRS are composed of the net interest income earned or interest expense owed during the period that was not previously settled as well as the change in fair value of the underlying portfolio of loans.

As of June 30, 2011, the TRS has a portfolio with a notional value of $55,947 and, through GCMF, the Company had a due from broker in the amount of $11,460, which represents collateral held at Citibank.  Of the $55,947 of notional value at June 30, 2011, $46,478 represented loans that were sold by the Company to various third party brokers at fair value, which were subsequently, independently purchased at a fair value of $46,460 by Citibank for the TRS. Additionally, the Company, through GCMF, has a payable to Citibank in the amount of $860, reflected on the consolidated statements of financial condition as due to broker. The Moody's weighted average rating of the underlying portfolio of loans within the TRS was B1 at June 30, 2011.

Note 8. Commitments and Contingencies

Commitments:   The Company had outstanding commitments to fund investments totaling $42,986 and $26,622 under various undrawn revolvers and other credit facilities as of June 30, 2011 and September 30, 2010, respectively.

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

Concentration of credit risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company is engaged in a TRS transaction with a counterparty. In the event that the counterparty does not fulfill its obligation, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

Legal proceedings:   In the normal course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe their disposition will have a material adverse effect on the Company’s consolidated financial statements.

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data(1):	2011	2010
Net asset value at beginning of period	$14.71	N/A	(4)
Net increase in net assets as a result of public offering	0.06	N/A	(4)
Costs related to public offering	(0.04)	N/A	(4)
Dividends and distributions declared	(0.95)	N/A	(4)
Net investment income	0.86	N/A	(4)
Change in unrealized depreciation on investments	-	N/A	(4)
Net realized gain on investments	0.11	N/A	(4)
Net asset value at ending of period	$14.75	$14.67

Per share market value at end of period	$14.93	N/A	(4)
Total return based on market value(2)	3.79%	N/A
Total return based on average net asset value/members' equity(3)	6.52%	12.80%
Shares outstanding at end of period	21,733,903	17,712,444

Ratios/Supplemental Data:

Ratio of expenses (without incentive fees) to average net assets/members' equity(5)	5.43%	5.69%
Ratio of incentive fees to average net assets/members' equity(5)	0.25%	0.03%
Ratio of total expenses to average net assets/members' equity(5)	5.68%	5.72%
Ratio of net investment income to average net assets/members' equity(5)	7.77%	16.32%

Net assets at end of period	$320,523	$259,785
Average debt outstanding	$193,250	$230,122
Average debt outstanding per share	$8.89	$12.99
Portfolio turnover(5)	64.52%	49.27%

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return based on market value assumes dividends are reinvested.
(3)	Total return based on average net asset value is not annualized.
(4)	Per share data are not provided as the Company did not have shares of common stock outstanding or an equivalent prior to the Offering on April 14, 2010.
(5)	Annualized.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2011:

	Three months ended June 30,		Nine months ended
	2011	2010	June 30, 2011
Earnings available to stockholders	$6,520	$4,715	$18,358
Basic and diluted weighted average shares outstanding	21,319,348	16,255,783	18,923,395
Basic and diluted earnings per share	$0.31	$0.29	$0.97

For historical periods that include financial results prior to April 1, 2010, the Company did not have common shares outstanding or an equivalent; therefore, earnings per share and weighted average shares outstanding information for the nine months ended June 30, 2010 are not provided.

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution during the nine month period ending June 30, 2011.

			Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
12/08/2010	12/20/2010	12/30/2010	$0.31	$5,028	25,753	$462
02/08/2011	03/18/2011	03/30/2011	$0.32	$5,375	17,779	$303
05/03/2011	06/17/2011	06/29/2011	$0.32	$6,583	24,670	$364

Note 12. Subsequent Events

On August 4, 2011, the Company’s Board declared a quarterly distribution of $0.32 per share payable on September 28, 2011 to holders of record as of September 19, 2011.

On July 21, 2011, GC SBIC IV, L.P. received a $51,700 debenture capital commitment from the SBA. The commitment may be drawn upon subject to customary SBA procedures. With the additional commitments, GC SBIC IV, L.P. now has total debenture commitments and outstandings totaling $100,000.

Revolving Credit Facility

On July 21, 2011, Golub Capital BDC Funding LLC (“Funding”), a wholly owned subsidiary of the Company, entered into a $75 million senior, secured revolving credit facility (the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent and Wells Fargo Bank, N.A., as lender.

Under the Credit Facility, which matures on October 21, 2015, the lender has agreed to extend credit to Funding in an aggregate principal amount of $75 million.  Funding’s ability to draw under the Credit Facility is scheduled to terminate on October 20, 2012. The period from the closing date until October 20, 2012 is referred to as the reinvestment period. All amounts outstanding under the Credit Facility are required to be repaid by October 21, 2015.  Through the reinvestment period, the Credit Facility bears interest at LIBOR plus 2.25% per annum.  After the reinvestment period, the rate will reset to LIBOR plus 2.75% per annum for the remaining term of the Credit Facility.

The Credit Facility is secured by all of the assets held by Funding, and the Company has pledged its interests in Funding as collateral to Wells Fargo Bank, N.A., as the collateral agent, under an ancillary agreement to secure the obligations of the Company as the transferor and servicer under the Credit Facility. Both the Company and Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Credit Facility is subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended.

The Company plans to transfer certain loans and debt securities it has originated or acquired from time to time to Funding through a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) and may cause Funding to originate or acquire loans in the future, consistent with the Company's investment objectives. The Company serves as servicer to Funding under the Credit Facility.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. For periods prior to April 13, 2010, the consolidated financial statements and related footnotes reflect the performance of Golub Capital BDC LLC and its predecessor and wholly owned subsidiary, Golub Capital Master Funding LLC, or GCMF, which was formed on June 6, 2007.  In this report, “we,” “us,” “our” and “Golub Capital BDC” refer to Golub Capital BDC, Inc. and its consolidated subsidiaries.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, many of which are beyond our control and difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We were formed in November 2009 to continue and expand the business of our predecessor, GCMF, which commenced operations in July 2007, in making investments in senior secured, unitranche (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), mezzanine (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) and second lien loans of middle-market companies that are, in most cases, sponsored by private equity firms.

Our shares are currently listed on The NASDAQ Global Select Market under the symbol “GBDC”.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $4.8 billion of capital under management as of June 30, 2011, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors, or Board, of which a majority of the members are independent of us.

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

As of June 30, 2011, our portfolio at fair value was comprised of 47.4% senior secured loans, 34.8% unitranche loans, 5.4% second lien loans, 10.6% mezzanine loans, 1.9% equity and (0.1)% total return swap. As of September 30, 2010, our portfolio at fair value was comprised of 65.8% senior secured loans, 26.2% unitranche loans, 3.3% second lien loans, 3.9% mezzanine loans and 0.8% equity.  Over time we expect that senior secured loans will represent a smaller percentage of our investment portfolio as we grow our business, these investments are repaid and we invest in a different mix of assets.

As of June 30, 2011 and September 30, 2010, we had debt investments in 99 and 94 portfolio companies, respectively. For the three months ended June 30, 2011 and September 30, 2010, our income producing loans, which represented nearly 100% of our total portfolio, had a weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield of 8.6% and 8.1% and a weighted average annualized investment income (which includes interest income and amortization of fees and discounts) yield of 9.6% and 9.8%, respectively.

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

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expenses and costs relating to future offerings of securities would be additive to the expenses described above.

GC Advisors, as collateral manager for the Golub Capital BDC 2010-1 LLC, or the Securitization Issuer, under the collateral management agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the Securitization Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. This fee, which is less than the management fee payable under the Investment Advisory Agreement, is paid directly by the Securitization Issuer to GC Advisors and offset against such management fee. Accordingly, the 1.375% management fee paid by us to GC Advisors under the Investment Advisory Agreement on all of our assets, including those indirectly held through the Securitization Issuer, is reduced, on a dollar-for-dollar basis, by an amount equal to such 0.35% fee paid to GC Advisors by the Securitization Issuer. The term ‘‘collection period’’ refers to a quarterly period running from the day after the end of the prior collection period to the fifth business day of the calendar month in which a payment date occurs. This fee may be waived by the collateral manager. The collateral management agreement does not include any incentive fee payable to GC Advisors. In addition, the Securitization Issuer paid Wells Fargo Securities, LLC a structuring and placement fee for its services in connection with the initial structuring of the Debt Securitization. The Securitization Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with, the administration of the Debt Securitization. The administrative expenses are paid by the Securitization Issuer on each payment date in two parts: (1) a component that is paid in a priority to other amounts distributed by the Securitization Issuer, subject to a cap equal to the sum of 0.04% per annum on the adjusted principal balance of the portfolio loans and other assets held by the Securitization Issuer on the last day of the collection period relating to such payment date, plus $150,000 per annum, and (2) a component that is paid in a subordinated position relative to other amounts distributed by the Securitization Issuer, equal to any amounts that exceed the aforementioned administrative expense cap.

Recent Developments

On June 17, 2011, we, through GCMF, entered into a total return swap, or the TRS, with Citibank, N.A., or Citibank.  The purpose of entering into the TRS was to gain economic exposure to a portfolio of broadly syndicated loans. Generally, under the terms of a total return swap, one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap is typically used to obtain exposure to a security or market without owning or taking physical custody of such security or investing directly in such market.

Under the terms of the TRS, we have the ability to recommend purchases of loans, but all investment decisions are subject to approval by Citibank.  The loans are purchased in the open market by Citibank at fair value.  The maximum fair value of the portfolio loans subject to the TRS is $100,000 (determined at the time each such loan becomes subject to the TRS).

In order for Citibank to purchase a loan for the TRS, each individual loan, and the portfolio of loans taken as a whole, must meet certain specified criteria. We receive from Citibank all interest and fees payable in respect of the loans included in the portfolio. We pay to Citibank interest at an annual rate equal to three-month London Interbank Offered Rate, or LIBOR, plus 1.2% based on the settled notional value of the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, we will either receive from Citibank the appreciation in the value of such loan, or pay to Citibank any depreciation in the value of such loan. On a quarterly basis, net payment between GCMF and Citibank for interest and realized appreciation and depreciation on the portfolio of loans occurs.  We are required to post additional collateral from time to time as a result of a decline in the fair value of the portfolio of loans subject to the TRS.

The obligations of GCMF under the TRS are non-recourse to us, and our exposure under the TRS is limited to the value of our investment and cash collateral.  GCMF subsequently is required to cash collateralize 20% of the market value of each loan included under the TRS. This investment generally will equal the value of cash collateral provided by GCMF under the TRS plus any unrealized appreciation (depreciation) on the investment.

We act as the manager of the rights and obligations of GCMF under the TRS.

Citibank may terminate the TRS on or after the third anniversary of the effectiveness of the TRS. We may terminate the TRS at any time upon providing no less than 30 days, prior notice to Citibank.

As of June 30, 2011, the fair value of the TRS was $(0.3) million. The TRS is reflected on the our consolidated statements of financial condition as investments, at fair value. The change in value of the TRS, which was $(0.3) million for the three and nine month periods ended June 30, 2011, is reflected in the consolidated statements of operations as net change in unrealized appreciation (depreciation) on investments. Realized gains and losses on the TRS are composed of any gains or losses on the underlying portfolio of loans as well as the net interest received or owed at the time of the quarterly settlement.  Unrealized gains and losses on the TRS are composed of the net interest income earned or interest expense owed during the period that was not previously settled as well as the change in fair value of the underlying portfolio of loans.

As of June 30, 2011, the TRS has a portfolio with a notional value of $55.9 million, and through GCMF, we had a due from broker in the amount of $11.5 million, which represents collateral held at Citibank. Of the $55.9 million of notional value at June 30, 2011, $46.5 million represented loans that were sold by us to various third party brokers at fair value, which were subsequently, independently purchased at a fair value of $46.5 million by Citibank for the TRS. Additionally, we have a payable to Citibank in the amount of $0.9 million, reflected on the consolidated statements of financial condition as due to broker. The Moody's weighted average rating of the underlying portfolio of loans within the TRS was B1 at June 30, 2011.

Revolving Credit Facility

On July 21, 2011, Golub Capital BDC Funding, our wholly owned subsidiary, or Funding, entered into a $75 million senior, secured revolving credit facility with Wells Fargo Securities, LLC, as administrative agent and Wells Fargo Bank, N.A., as lender.

Under the Credit Facility, which matures on October 21, 2015, the lender has agreed to extend credit to Funding in an aggregate principal amount of $75 million.  Funding’s ability to draw under the Credit Facility is scheduled to terminate on October 20, 2012. The period from the closing date until October 20, 2012 is referred to as the reinvestment period. All amounts outstanding under the Credit Facility are required to be repaid by October 21, 2015.  Through the reinvestment period, the Credit Facility bears interest at an annual interest rate equal to LIBOR plus 2.25%.  After the reinvestment period, the annual interest rate will reset to LIBOR plus 2.75% for the remaining term of the Credit Facility.

The Credit Facility is secured by all of the assets held by Funding, and we have pledged our interests in Funding as collateral to Wells Fargo Bank, N.A., as the collateral agent, under an ancillary agreement to secure our obligations as the transferor and servicer under the Credit Facility. We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Credit Facility is subject to the leverage restrictions contained in the 1940 Act.

We plan to transfer certain loans and debt securities we have originated or acquired from time to time to Funding through a purchase and sale agreement and may cause Funding to originate or acquire loans in the future, consistent with our investment objectives. We serve as servicer to Funding under the Credit Facility.

On August 4, 2011, our Board declared a quarterly distribution of $0.32 per share payable on September 28, 2011 to holders of record as of September 19, 2011.

On July 21, 2011, GC SBIC IV, L.P. received a $51.7 million debenture capital commitment from the Small Business Administration, or SBA. The commitment may be drawn upon subject to customary SBA procedures. With the additional commitments, GC SBIC IV, L.P. now has total debenture commitments and outstandings totaling $100,000.

Consolidated Results of Operations

The consolidated results of operations set forth below include historical financial information of our predecessor, GCMF, prior to our election to become a business development company and our election to be treated as a RIC for U.S. federal income tax purposes. As a business development company and a RIC, we are also subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. Also, the management fee that we pay to GC Advisors under the Investment Advisory Agreement is determined by reference to a formula that differs materially from the management fee paid by GCMF in prior periods. In addition, our portfolio of investments consisted primarily of senior secured and unitranche loans as of June 30, 2011 and 2010, and over time we expect that senior secured loans will represent a smaller percentage of our investment portfolio as we grow our business, these investments are repaid and we invest in a different mix of assets. For these and other reasons, the results of operations for the three and nine-month periods ended June 30, 2011 and 2010 described below may not be indicative of the results we report in future periods.

Consolidated operating results for the three and nine months ended June 30, 2011 and 2010 are as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Total investment income	$10,071	$7,230	$28,319	$25,718
Total expenses	4,119	2,415	11,954	6,703
Net investment income	5,952	4,815	16,365	19,015
Net realized gains (losses)	71	-	1,997	-

Net change in unrealized (depreciation) appreciation on investments	497	(100)	(4)	985

Net income	$6,520	$4,715	$18,358	$20,000

Average portfolio company investments, at fair value	$439,103	$281,264	$390,714	$310,495

Average debt outstanding	$206,471	$150,327	$193,250	$230,122

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income increased by $2.8 million, or 39.3%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase in investment income was primarily a result of an increase in the average balance of investments as well as an increase on the yield of income producing loans, which was partially offset by a decrease in income from the amortization of discounts and origination fees.  For the three months ended June 30, 2011, total investment income consisted of $9.1 million in interest income from investments and $1.0 million in income from the amortization of discounts and origination fees. For the three months ended June 30, 2010, total investment income consisted of $5.5 million in interest income and $1.7 million in income from the amortization of discounts and origination fees.

Investment income increased by $2.6 million, or 10.1%, for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010. The increase in investment income was primarily a result of an increase in the average balance of investments as well as an increase on the yield of income producing loans, which were partially offset by a decrease in income from the amortization of discounts and origination fees.  For the nine months ended June 30, 2011, total investment income consisted of $24.2 million in interest income from investments and $4.1 million in income from the amortization of discounts and origination fees. For the nine months ended June 30, 2010, total investment income consisted of $19.1 million in interest income and $6.6 million in income from the amortization of discounts and origination fees.

Expenses

Total expenses increased by $1.7 million, or 70.6%, to $4.1 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  For the same period, total interest and other debt financing expenses increased by $1.0 million or 177% and all other expenses increased by $0.7 million, or 36.1%.  Total expenses increased by $5.3 million, or 78.3%, to $12.0 million for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010.   For the same period, total interest expense increased by $2.6 million, or 118.3%, and all other expenses increased by $2.7 million, or 59.5%.

Interest expense was higher in the three and nine months ended June 30, 2011 than the three and nine months ended June 30, 2010 due to a higher average debt outstanding balance for the three and nine months ended June 30, 2011 as well as  higher average interest rates on the debt outstanding at June 30, 2011.

Excluding interest expense, expenses increased for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010 primarily due to an increase in management fees.   The increase in management fees was driven by higher average assets at June 30, 2011 compared to June 30, 2010.

Excluding interest expense, expenses increased for the nine month period ended June 30, 2011 compared to the nine month period ended June 30, 2010 due to an increase in professional fees, management fees, incentive fees, administrative service fees and general administrative expenses as a result of us becoming a public entity. Professional fees increased due to higher legal, audit and valuation services.  In addition, following the completion of our initial public offering, we accrued management and incentive fees under the Investment Advisory Agreement, which provides for a higher management fee percentage as compared to amounts previously paid by GCMF. In addition, this agreement provides for the calculation of an incentive fee, which was $0.5 million higher for the nine months ended June 30, 2011 than the nine months ended June 30, 2010.  Prior to completion of our initial public offering, we did not pay an incentive fee or an administrative servicing fee.

Prior to completion of our initial public offering, Golub Capital Incorporated, or the Investment Manager, paid for certain expenses on behalf of GCMF, all of which were subsequently reimbursed directly with cash or through a member’s equity contribution. Subsequent to our initial public offering, GC Advisors, an affiliate of the Investment Manager, pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash.  Total expenses reimbursed to GC Advisors and the Investment Manager, as applicable, for the three and nine months ended June 30, 2011 were $0.1 million and $0.3 million, respectively.

Total expenses reimbursed to GC Advisors and the Investment Manager, as applicable, for the three and nine months ended June 30, 2010 were $0.2 million and $0.6 million, respectively.  Of these amounts, for the three and nine months ended June 30, 2010, zero and $0.2 million were reimbursed via a members’ equity contribution, respectively.

As of June 30, 2011 and September 30, 2010, included in accounts payable and accrued expenses were $0.1 million and $0.1 million, respectively, for accrued expenses paid on behalf of us by the GC Advisors.

Net Realized and Unrealized Gains and Losses

During the three and nine months ended June 30, 2011, we had $0.1 million and $2.0 million in net realized gains, respectively.  For the three months ended June 30, 2011, we had $2.1 million in unrealized appreciation on 29 portfolio company investments, which was partially offset by $1.3 million in unrealized depreciation on 78 portfolio company investments and unrealized depreciation of $0.3 million on the total return swap. For the nine months ended June 30, 2011, we had $6.0 million in unrealized appreciation on 57 portfolio company investments, which was fully offset by $5.7 million in unrealized depreciation on 72 portfolio company investments and unrealized depreciation of $0.3 million on the total return swap.

Unrealized appreciation during the three and nine months ended June 30, 2010 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation primarily resulted from negative credit related adjustments which caused a reduction in fair value.

During the three and nine months ended June 30, 2010, we had $0 and $0 in net realized losses and $3.2 million and $11.8 million in unrealized appreciation on 49 and 79 portfolio company investments, respectively. These amounts offset unrealized depreciation on 53 and 49 portfolio company investments totaling $3.3 million and $10.8 million, respectively. Unrealized appreciation during the three and nine months ended June 30, 2010 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation primarily resulted from negative credit related adjustments which caused a reduction in fair value.

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital, including raising equity, increasing debt, including through one or more additional securitization facilities, and funding from operational cash flow.

For the nine months ended June 30, 2011, we experienced a net decrease in cash and cash equivalents of $17.1 million.  During the period we used $107.9 million in operating activities, primarily as a result of fundings of portfolio investments of $286.3 million. This was partially offset by proceeds from principal payments of $108.9 million and sales of portfolio investments of $80.1 million and net investment income of $16.4 million.  During the same period, cash provided by financing activities was $88.3 million, primarily due to net proceeds from the follow-on offering of $59.4 million and borrowings on debt of $48.3 million, partially offset by distributions paid of $17.0 million.  Lastly, net cash provided by investing activities was $2.5 million as a result of a decrease in restricted cash and cash equivalents.

For the nine months ended June 30, 2010, there was an increase in cash and cash equivalents of $71.4 million.  During the period, cash provided by operating activities was $120.0 million, primarily a result of proceeds from principal payments of $118.0 million and net investment income of $19.0 million.  During the same period, cash used in financing activities was $46.5 million, which was primarily a result of repayments of debt of $193.5 million and payments of members’ equity distributions of $13.5 million, partially offset by net proceeds from our initial public offering of $119.0 million and proceeds from members’ equity contributions of $47.2 million.  Lastly, net cash used in investment activities was $2.1 million as a result of an increase in restricted cash and cash equivalents.

As of June 30, 2011 and September 30, 2010, we had cash and cash equivalents of $44.1 million and $61.2 million, respectively. In addition, we had restricted cash and cash equivalents of $29.3 million and $31.8 million as of June 30, 2011 and September 30, 2010, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. $20.2 million of our restricted cash and cash equivalents can be used to fund new investments that meet the investment guidelines established in the Debt Securitization, which are described in further detail in Note 6 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitization.  The remaining $9.1 million of restricted cash and cash equivalents can be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our small business investment company, which are described in further detail in Note 6 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

At June 30, 2011 and September 30, 2010, our investment portfolio included $3.9 million and $48.2 million, respectively, in liquid, broadly syndicated loans that we anticipate selling in future periods as we find opportunities to redeploy those assets into higher yielding investments.  For the three and nine months ended June 30, 2011, we had sales of broadly syndicated loans in 15 and 29 portfolio companies aggregating approximately $34.3 million and $62.0 million, respectively.

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

We believe that our existing cash and cash equivalents as of June 30, 2011 will be sufficient to fund our anticipated requirements through at least June 30, 2012.

Portfolio Composition, Investment Activity and Yield

As of June 30, 2011 and September 30, 2010, we had investments in 99 and 94 portfolio companies, respectively, with a total value of $438.9 million and $344.9 million, respectively. As of June 30, 2011 and September 30, 2010, we had a total return swap with a fair value of $(0.3) million and zero, respectively.  For the three months ended June 30, 2011 we funded 24 senior secured loans, seven unitranche loans, five subordinated loans and four equity securities with values of $57.8 million, $44.4 million, $21.4 million and $1.2 million, respectively.  For the nine months ended June 30, 2011, we funded 56 senior secured loans, 13 unitranche loans, four second lien loans, eight subordinated loans and 12 equity securities have values of $135.1 million, $82.2 million, $19.6 million, $32.5 million and $5.4 million, respectively.

For both the three and nine months ended June 30, 2010, we originated five senior secured loans and one subordinated loan having values of $12.5 million and $3.8 million, respectively.

For the three and nine months ended June 30, 2011, we had approximately $33.5 million and $108.9 in debt repayments, respectively.  For the three and nine months ended June 30, 2011, we had sales of securities in 19 and 37 portfolio companies aggregating approximately $46.2 million and $80.1 million, respectively.

For the three and nine months ended June 30, 2010 we had approximately $34.6 million and $118.0 million in debt repayments in existing portfolio companies, respectively.  There were no sales of securities during the three and nine months ended June 30, 2010.

The following table shows the weighted average rate, spread over LIBOR and fees on investments originated and the weighted average rate on full principal payments and sales of investments during the three and nine months ended June 30, 2011 and 2010.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Weighted average rate of new investment fundings	7.8%	8.9%	8.1%	8.9%
Weighted average spread over LIBOR of new investment fundings	6.7%	7.0%	6.6%	7.0%
Weighted average fees of new investment fundings	1.5%	2.1%	1.6%	2.1%
Weighted average rate of sales and payoffs of portfolio companies	5.7%	5.5%	6.2%	6.4%

The following table shows the new investment fundings and payoffs of portfolio companies and sales of investments during the three and nine months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the nine months ended June 30,
	2011	2010	2011	2010
New investment fundings	$124,837	$16,314	$274,831	$16,314
Payoffs of portfolio companies and sales	79,627	34,627	188,943	117,959

The following table shows the par, amortized cost and fair value of our portfolio of investments, excluding our total return swap, by asset class

	As of June 30, 2011 (1)			As of September 30, 2010 (1)
		Amortized	Fair		Amortized	Fair
	Par	Cost	Value	Par	Cost	Value
	(In thousands)

Senior Secured:
Performing	$208,977	$205,742	$204,492	$231,404	$223,962	$223,953
Non-accrual(2)	5,659	5,413	3,360	4,422	4,346	3,095

Unitranche:
Performing	153,916	151,374	152,680	91,931	90,309	90,369
Non-accrual(2)	-	-	-	-	-	-

Second Lien(3):
Performing	23,769	23,290	23,769	11,396	11,192	11,380
Non-accrual(2)	-	-	-	-	-	-

Subordinated Debt:
Performing	46,709	45,743	46,338	13,436	13,091	13,436
Non-accrual(2)	-	-	-	-	-	-

Equity	N/A	8,099	8,216	N/A	2,636	2,636

Total	$439,030	$439,661	$438,855	$352,589	$345,536	$344,869

(1)	Twelve and six of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of June 30, 2011 and September 30, 2010, respectively.
(2)
We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will not be collected.  See "--Critical Accounting Policies--Revenue Recognition:"

(3)	Second lien loans included $12.6 million and zero of loans structured as first lien last out term loans as of June 30, 2011 and September 30, 2010, respectively.

For the three and nine months ended June 30, 2011, the weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of income producing loans in our portfolio were 8.6% and 8.6%, respectively. For the three and nine months ended June 30, 2010, the weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of income producing loans in our portfolio were 7.8% and 8.2%, respectively.   As of June 30, 2011, 75.2% and 75.3% of our portfolio, excluding the total return swap, at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2010, 59.2% and 60.0% of our portfolio at fair value and at cost, respectively, had interest rate floors that limited minimum interest rates on such loans.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2011 and September 30, 2010.

	June 30, 2011		September 30, 2010
Investment	Investments	Percentage of	Investments	Percentage of
Performance	at Fair Value	Total	at Fair Value	Total
Rating	(In thousands)(1)	Investments	(In thousands)	Investments
5	$55,367	12.6%	98,307	28.5%
4	336,490	76.8%	199,876	58.0%
3	42,607	9.7%	41,948	12.2%
2	4,129	0.9%	4,738	1.3%
1	-	0.0%	-	0.0%
Total	$438,593	100.0%	$344,869	100.0%

(1)	The fair value of the TRS at June 30, 2011 was $(0.3) million. The TRS is included in the above table with an investment performance rating of 4 as of June 30, 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of June 30, 2011 is as follows:

	Payments Due by Period (In millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt Securitization	$174.0	$-	$-	$-	$174.0
SBA Debentures	48.3	-	-	-	48.3
Unfunded commitments(1)	43.0	43.0	-	-	-
Total contractual obligations	$265.3	$43.0	$-	$-	$222.3

(1)
Unfunded commitments represented all amounts unfunded as of June 30, 2011.  These amounts may or may not be funded to the borrowing party now or in the future.  The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one-year category, as this entire amount was eligible for funding to the borrowers as of June 30, 2011.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2011 and September 30, 2010, we had outstanding commitments to fund investments totaling $43.0 million and $26.6 million, respectively.

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

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required under the Code to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our net stockholders on an annual basis. Additionally, we must annually during each calendar year distribute an amount at least equal to 98% of our ordinary income (determined on a calendar year basis) plus 98.2% of net capital gains in excess of capital losses (for our one year period ending October 31) and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. We intend to distribute quarterly distributions to our stockholders as determined by our Board.

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

Valuation of Investments

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

Valuation methods may include comparisons of the portfolio companies to peer companies that are public, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, discounted cash flow, the markets in which the portfolio company does business, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from values that may ultimately be received or settled.

Our Board is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

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

We follow Accounting Standards Codification 820— Fair Value Measurements and Disclosures for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Our fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

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

With the exception of money market accounts held at large financial institutions (Level 1 investment), all of the financial instruments that were recorded at fair value as of June 30, 2011 were valued using Level 3 inputs of the fair value hierarchy. As of September 30, 2010, we also invested in commercial paper, which is a Level 2 investment.  Level 1 assets are valued using quoted market prices. Level 2 assets are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments. Financial instruments that are recorded at Level 3 of the valuation hierarchy are our debt and equity investments. Level 3 assets are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of our valuation of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans were $3.4 million and $3.1 million as of June 30, 2011 and September 30, 2010, respectively.

Income taxes:

We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, we are required to meet certain source of income and asset diversification requirements and timely distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future will also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. In addition, the Debt Securitization, the Credit Facility entered into on July 21, 2011, and the TRS have floating interest rate provisions based on LIBOR, which resets quarterly, and we expect that any credit facilities or total return swap agreements into which we enter in the future may have floating interest rate provisions.

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

We have entered into the TRS and may enter into other derivative transactions which expose us to certain risks, including risks similar to those associated with the use of leverage.

GCMF has entered into the TRS with Citibank. A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap typically is used to obtain exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. A total return swap may effectively add leverage to a company’s portfolio because, in addition to total net assets, the company is subject to investment exposure on the amount of securities subject to the total return swap.

A total return swap is also subject to the risk that a counterparty will default on its payment obligations under the arrangements or that one party will not be able to meet its obligations to the other. In the case of the TRS, we are required to post cash collateral amounts to secure its obligations to Citibank under the TRS. Citibank, however, is not required to collateralize any of its obligations to us under the TRS.

In the event that Citibank chooses to exercise its termination rights under the TRS, it is possible that we will owe more to Citibank or, alternatively, will be entitled to receive less from Citibank than it would have if we controlled the timing of such termination due to the existence of adverse market conditions at the time of such termination.

In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage.

We are subject to risks associated with the Credit Facility.

As a result of the Credit Facility, we are subject to a variety of risks, including those set forth below.

Our interests in Funding are subordinated.

We own 100% of the equity interests in Funding. We consolidate the financial statements of Funding in our consolidated financial statements and treat the indebtedness of Funding as our leverage.   Our interests in Funding are subordinated in priority of payment to every other obligation of Funding and are subject to certain payment restrictions set forth in the Credit Facility. We receive cash distributions on our equity interests in Funding only if Funding has made all required cash interest payments to the lenders. We cannot assure you that distributions on the assets held by Funding will be sufficient to make any distributions to us or that such distributions will meet our expectations.

Our equity interests in Funding rank behind all of the secured and unsecured creditors, known or unknown, of Funding, including the lenders. Consequently, to the extent that the value of Funding’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in Funding could be reduced. Accordingly, our investment in Funding may be subject to up to 100% loss.

We may not receive cash on our equity interests from Funding.

We receive cash from Funding only to the extent that we receive distributions on our equity interests in Funding. Funding may make payments on such interests only to the extent permitted by the payment priority provisions of the Credit Facility. The Credit Facility generally provides that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if Funding does not meet the asset coverage tests or the interest coverage test set forth in the Credit Facility documents, cash would be diverted from us to first pay the Lender in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash from Funding, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.

The ability to sell investments held by Funding is limited.

The Credit Facility places significant restrictions on the servicer’s ability to sell investments. As a result, there may be times or circumstances during which the servicer is unable to sell investments or take other actions that might be in our best interests.

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

Golub Capital BDC, Inc.

Dated: August 8, 2011	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2011	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)