Form 10-K
period 2011-09-30
Golub Capital BDC, Inc.
filed 2011-12-08
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2011 based on the closing price on that date of $14.85 on the Nasdaq Global Select Market was approximately $180.1 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 21,733,903 shares of the Registrant’s common stock outstanding as of December 7, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2011.

i

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and “Golub Capital BDC” refer to Golub Capital BDC, Inc., a Delaware corporation, and its consolidated subsidiaries, including the Securitization Issuer and Holdings, and, for the periods prior to consummation of the BDC Conversion (as defined below), Golub Capital BDC LLC, a Delaware limited liability company, and its consolidated subsidiaries;
•	“Holdings” refers to Golub Capital BDC 2010-1 Holdings LLC, our direct subsidiary, and “Securitization Issuer” refers to Golub Capital BDC 2010-1 LLC, our indirect subsidiary;
•	“Controlling Class” refers to the most senior class of notes of the Securitization Issuer then outstanding;
•	“Debt Securitization” refers to the $300 million term debt securitization that we completed on July 16, 2010;
•	“GC Advisors” refers to GC Advisors LLC, our investment adviser;
•	“GC Service” refers to GC Service Company, LLC, an affiliate of GC Advisors and our administrator; and
•	“Golub Capital” refers, collectively, to the activities and operations of Golub Capital Incorporated and Golub Capital Management LLC, which entities employ all of Golub Capital’s investment professionals, as well as GC Advisors, GC Service, associated investment funds and their respective affiliates.

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

Item 1. Business

GENERAL

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We were formed in November 2009 to continue and expand the business of our predecessor, GCMF, which commenced operations in July 2007, to make investments in senior secured, unitranche (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), mezzanine (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment), second lien loans and equity securities of middle-market companies that are, in most cases, sponsored by private equity firms. In this annual report on Form 10-K, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of between $5 million and $50 million annually.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $5.0 billion of capital under management as of September 30, 2011, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

In the current environment, we continue to focus on higher yielding unitranche investments given the greater principal protection from the first lien nature of these loans. However, for the first time in several quarters, we are also seeing some compelling risk/reward opportunities in mezzanine debt.

As of September 30, 2011, our portfolio at fair value was comprised of 44.3% senior secured loans, 38.7% unitranche loans, 4.8% second lien loans, 10.2% mezzanine loans and 2.0% equity. As of September 30, 2010, our portfolio at fair value was comprised of 65.8% senior secured loans, 26.2% unitranche loans, 3.3% second lien loans, 3.9% mezzanine loans and 0.8% equity. Over time we expect that senior secured loans will represent a smaller percentage of our investment portfolio as we grow our business, these investments are repaid and we invest in a different mix of assets.

As of September 30, 2011, 2010 and 2009, we had debt investments in 103, 94 and 95 portfolio companies, respectively. For the years ended September 30, 2011, 2010 and 2009, our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield of 8.6%, 8.4% and 8.1% and a weighted average annualized investment income (which includes interest income and amortization of fees and discounts) yield of 9.9%, 10.9%, and 9.0%, respectively.

Information Available

Our address is 150 South Wacker Drive, Suite 800, Chicago, IL 60606. Our phone number is (312) 205-5050, and our internet address is www.golubcapitalbdc.com. We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549-0102. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Our Advisor

Our investment activities are managed by our investment adviser, GC Advisors. GC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. GC Advisors was organized in September 2008 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our amended and restated investment advisory agreement with GC Advisors, or the Investment Advisory Agreement, we pay GC Advisors a base management fee and an incentive fee for its services. See “Business — Management Agreements — Management Fee” for a discussion of the base management fee and incentive fee, including the cumulative income incentive fee and the income and capital gains incentive fee, payable by us to GC Advisors. Unlike most closed-end funds whose fees are based on assets net of leverage, our base management fee is based on our average-adjusted gross assets (including leverage, unrealized depreciation or appreciation on derivative instruments, and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and, therefore, GC Advisors benefits when we incur debt or use leverage. Additionally, under the incentive fee structure, GC Advisors benefits when capital gains are recognized and, because it determines when a holding is sold, GC Advisors controls the timing of the recognition of capital gains. Our board of directors is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. See “Business — Management Agreements — Board Approval of the Investment Advisory Agreement.”

GC Advisors is an affiliate of Golub Capital and has entered into a staffing agreement, or the Staffing Agreement, with two Golub Capital affiliates, Golub Capital Incorporated and Golub Capital Management LLC. Under the Staffing Agreement, these companies make experienced investment professionals available to GC Advisors and provide access to the senior investment personnel of Golub Capital and its affiliates. The Staffing Agreement provides GC Advisors with access to investment opportunities, which we refer to in the aggregate as deal flow, generated by Golub Capital and its affiliates in the ordinary course of their businesses and commits the members of GC Advisors’ investment committee to serve in that capacity. As our investment adviser, GC Advisors is obligated to allocate investment opportunities among us and its other clients fairly and equitably over time in accordance with its allocation policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.” However, there can be no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. GC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Golub Capital’s investment professionals.

An affiliate of GC Advisors, GC Service, provides the administrative services necessary for us to operate. See “Business — Management Agreements — Administration Agreement” for a discussion of the fees and expenses we are required to reimburse to GC Service.

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in unitranche and junior capital financings, which is our long-term investment focus. Golub Capital invested more than $2.6 billion in unitranche and mezzanine transactions across a variety of market environments and industries between 2001 and September 30, 2011. From 2005 through 2010, Golub Capital invested in more than 250 middle-market companies and, as of September 30, 2011, it held debt investments in more than 160 middle-market companies.

Golub Capital’s middle-market lending group is managed by a four-member senior management team consisting of Lawrence E. Golub, David B. Golub, Gregory W. Cashman and Andrew H. Steuerman. As of September 30, 2011, Golub Capital’s 52 investment professionals had an average of over 11 years of investment experience and were supported by 75 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Investment Criteria/Guidelines

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured, unitranche, mezzanine and second lien loans of, and warrants and minority equity securities in U.S. middle-market companies. We seek to generate strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries and private equity investors.

We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We may also make opportunistic loans to independently owned and publicly held middle-market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

•	annual EBITDA of $5 million to $50 million;
•	sustainable leading positions in their respective markets;
•	scalable revenues and operating cash flow;
•	experienced management teams with successful track records;
•	stable, predictable cash flows with low technology and market risks;
•	a substantial equity cushion in the form of capital ranking junior to our investment;
•	low capital expenditures requirements;
•	a North American base of operations;
•	strong customer relationships;
•	products, services or distribution channels having distinctive competitive advantages;
•	defensible niche strategy or other barriers to entry; and
•	demonstrated growth strategies.

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

Credit Evaluation.  We utilize the systematic, consistent approach to credit evaluation developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of this equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 40% and 60% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies. In evaluating a particular company, we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company in which we are investing), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligations under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Our due diligence process for middle-market credits will typically entail:

•	a thorough review of historical and pro forma financial information,
•	on-site visits,
•	interviews with management, employees, customers and vendors,
•	a review of loan documents and material contracts,
•	third-party “quality of earnings” accounting due diligence,
•	when appropriate, background checks on key managers and research relating to the company’s business, industry, markets, products and services and competitors, and
•	the commission of third-party market studies when appropriate.

The following chart illustrates the stages of Golub Capital’s evaluation and underwriting process:

ILLUSTRATIVE DEAL EVALUATION PROCESS

FUND INVESTMENTS

Execution.  In executing transactions for us, GC Advisors utilizes the due diligence process developed by Golub Capital. Through a consistent approach to credit evaluation and careful attention to the details of execution, it seeks to close deals as fast or faster than competitive financing providers while maintaining discipline with respect to credit, pricing and structure to ensure the ultimate success of the financing. Upon completion of due diligence, the investment team working on an investment delivers a memorandum to GC Advisors’ investment committee. Once an investment has been approved by the investment committee on a consensus basis, it moves through a series of steps, including initial documentation using standard document templates and the establishment of negotiating boundaries, final documentation, including resolution of business points and the execution of original documents held in escrow. Upon completion of final documentation, a loan is funded upon the execution of an investment committee memorandum by members of GC Advisors’ investment committee.

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

As part of the monitoring process, GC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal system developed by Golub Capital and its affiliates. This system is not generally accepted in our industry or used by our competitors. It is based on the following categories, which we refer to as GC Advisors’ investment performance rating:

Risk Ratings Definition
Rating	Definition
5	Involves the least amount of risk in our portfolio. The borrower is performing above expectations, and the trends and risk factors are generally favorable.
4	Involves an acceptable level of risk that is similar to the risk at the time of origination. The borrower is generally performing as expected, and the risk factors are neutral to favorable.
3	Involves a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination. The borrower may be out of compliance with debt covenants; however, loan payments are generally not past due.
2	Involves a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 180 days past due).
1	Involves a borrower performing substantially below expectations and indicates that the loan’s risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 1 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2011 and 2010:

	September 30, 2011		September 30, 2010
Investment Performance Rating	Investments at Fair Value (In thousands)(1)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$49,691	10.8%	98,307	28.5%
4	360,259	78.7%	199,876	58.0%
3	45,141	9.9%	41,948	12.2%
2	2,891	0.6%	4,738	1.3%
1	—	0.0%	—	0.0%
Total	$457,982	100.0%	$344,869	100.0%

(1)	The fair value of the total return swap, or TRS, at September 30, 2011 was $(1,845). We did not have an investment in a TRS as of September 30, 2010. The TRS is included in the above table with an investment performance rating of 4 as of September 30, 2011.

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

Each transaction is presented to the investment committee in a formal written report. All of our new investments must be approved by a consensus of the investment committee. Each member of the investment committee performs a similar role for other investment funds, accounts or other investment vehicles, together referred to as accounts sponsored or managed by Golub Capital and its affiliates.

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

We structure our investments, which typically have maturities of three to seven years, as follows:

Senior Secured Loans.  We structure these investments as senior secured loans. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral may take the form of first-priority liens on the assets of the portfolio company borrower. Our senior secured loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity.

Unitranche Loans.  We structure our unitranche loans as senior secured loans. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of the portfolio company. Unitranche loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases, we are the sole lender, or we together with our affiliates are the sole lender, of unitranche loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

Second Lien Loans.  We structure these investments as junior, secured loans. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral may take the form of second priority liens on the assets of a portfolio company. Second lien loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity.

Mezzanine Loans.  We structure these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind, or PIK, interest) in the early years, with amortization of principal deferred until loan maturity. Mezzanine loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

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

Investments

We seek to create a diverse portfolio that includes senior secured, unitranche, mezzanine and second lien loans and warrants and minority equity securities by investing approximately $5 million to $25 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2011, as well as the top ten industries in which we were invested as of September 30, 2011, in each case calculated as a percentage of our total investments as of such date.

Portfolio Company	Fair Value of Investments (000's)	Percentage of Total Investments
Tri-County Petroleum, Inc.	$16,737	3.6%
Vision Source L.P.	14,747	3.2%
Entrust, Inc./Entrust Limited	14,244	3.1%
Market Track, LLC	12,768	2.8%
Flint Trading, Inc.	12,466	2.7%
Competitor Group, Inc.	11,729	2.6%
Time-O-Matic, Inc. (The Sloan Co.)	11,416	2.5%
Strategic Partners, Inc.	11,327	2.5%
Rubio's Restaurants, Inc.	10,232	2.2%
Advanced Pain Management Holdings, Inc.	9,138	2.0%
	$124,804	27.2%

Industry	Fair Value of Investments (000's)	Percentage of Total Investments
Healthcare, Education and Childcare	$86,523	18.8%
Diversified Conglomerate Service	51,332	11.2%
Retail Stores	44,153	9.6%
Electronics	36,614	8.0%
Beverage, Food and Tobacco	31,790	6.9%
Diversified Conglomerate Manufacturing	28,335	6.2%
Leisure, Amusement, Motion Pictures, Entertainment	23,178	5.0%
Personal and Non Durable Consumer Products	22,880	5.0%
Buildings and Real Estate	20,924	4.6%
Personal, Food and Miscellaneous Services	19,377	4.2%
	$365,106	79.5%

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

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by GC Advisors. We have a chief executive officer, chief financial officer and chief compliance officer and, to the extent necessary, our board of directors may elect to hire additional personnel going forward. Our officers are employees of GC Service, an affiliate of GC Advisors, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs are paid by us pursuant to the Administration Agreement. Some of our executive officers are also officers of GC Advisors. See “Business — Management Agreements — Administration Agreement.”

MANAGEMENT AGREEMENTS

GC Advisors is located at 150 South Wacker Drive, Suite 800, Chicago, IL 60606. GC Advisors is registered as an investment adviser under the Advisers Act. All of the beneficial interests in GC Advisors are owned, indirectly, by two affiliated trusts. The trustee of those trusts is Stephen A. Kepniss, an individual who is not otherwise affiliated with GC Advisors or Golub Capital. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, GC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, GC Advisors:

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

Certain personnel of Golub Capital conduct activities on our behalf directly through, and under the supervision of, GC Advisors. GC Advisors’ services under the Investment Advisory Agreement are not exclusive. Pursuant to the Staffing Agreement, Golub Capital provides GC Advisors with the resources to fulfill its obligations under the Investment Advisory Agreement, including staffing by experienced investment professionals and access to the senior investment personnel of Golub Capital, including a commitment by each member of GC Advisors’ investment committee to serve in such capacity. These personnel services are provided under the Staffing Agreement on a direct cost reimbursement basis to GC Advisors. Subject to the requirements of the 1940 Act, GC Advisors may enter into one or more sub-advisory agreements under which GC Advisors may obtain assistance in fulfilling its responsibilities under the Investment Advisory Agreement.

Management Fee

Pursuant to the Investment Advisory Agreement, we pay GC Advisors a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately borne by our stockholders.

The base management fee is calculated at an annual rate equal to 1.375% of our average adjusted gross assets at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian). For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during a current calendar quarter. Base management fees for any partial month or quarter are appropriately pro-rated. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the U.S. Generally Accepted Accounting Principles, or GAAP, definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that GC Advisors or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of ours, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to GC Advisors by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by us.

We pay GC Advisors an incentive fee. We have structured the calculation of the incentive fee to include a fee limitation such that an incentive fee for any quarter can only be paid to GC Advisors if, after such payment, the cumulative incentive fees paid to GC Advisors since the effective date of our election to become a business development company would be less than or equal to 20.0% of our Cumulative Pre-Incentive Fee Net Income (as defined below).

We accomplish this limitation by subjecting each quarterly incentive fee payable on the “Income and Capital Gains Incentive Fee Calculation” (as defined below) to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is the difference between (a) 20.0% of Cumulative Pre-Incentive Fee Net Income and (b) cumulative incentive fees of any kind paid to GC Advisors by us since April 13, 2010, the effective date of our election to become a business development company. To the extent the Incentive Fee Cap is zero or a negative value in any quarter, no incentive fee would be payable in that quarter. Cumulative Pre-Incentive Fee Net Income is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since the effective date of our election to become a business development company and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation since April 13, 2010, the effective date of our election to become a business development company. Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, and zero coupon securities, accrued income that we have not yet received in cash. GC Advisors does not return to us amounts paid to it on accrued income that we have not yet received in cash if such income is not ultimately received by us in cash. If we do not ultimately receive income, a loss would be recognized, reducing future fees.

Incentive fees are calculated as described below and payable quarterly in arrears (or, upon termination of the Investment Advisory Agreement, as of the termination date) (a “Performance Period”). GC Advisors does not return to us amounts paid to it on accrued income that we have not yet received in cash if such income is not ultimately received by us in cash. If we do not ultimately receive income, a loss would be recognized, reducing future fees.

Income and Capital Gains Incentive Fee Calculation

The income and capital gain incentive fee calculation (the “Income and Capital Gain Incentive Fee Calculation”) has two parts: the income component and the capital gains component. The income component is calculated quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter.

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

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% quarterly. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our Pre-Incentive Fee Net Investment Income and make it easier for GC Advisors to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our Pre-Incentive Fee Net Investment Income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets) used to calculate the 1.375% base management fee, which fee is payable on all of our assets managed by GC Advisors.

We calculate the income component of the Income and Capital Gains Incentive Fee Calculation with respect to our Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

•	zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;
•	100.0% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 2.5%) as the “catch-up” provision. The catch- up is meant to provide GC Advisors with 20.0% of the Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeds 2.5% in any calendar quarter; and
•	20.0% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any calendar quarter.

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

Quarterly Income Component of Income and Capital Gain Incentive Fee Calculation Based on Net Income

Pre-Incentive Fee Net Investment Income
(Expressed as a Percentage of the Value of Net Assets)

Percentage of Pre-Incentive Fee Net Investment Income Allocated to Income Component of Income and Capital Gain Incentive Fee Calculation

The second part of the Incentive Fee Calculation (the “Capital Gain Incentive Fee”) equals (a) 20.0% of our “Capital Gain Incentive Fee Base,” if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. Our Capital Gain Incentive Fee Base equals the sum of (1) our realized capital gains (including realized capital gains on derivative instruments), if any, on a cumulative positive basis from April 13, 2010 through the end of each calendar year, (2) all realized capital losses (including realized capital losses on derivative instruments) on a cumulative basis and (3) all unrealized capital depreciation (including unrealized capital depreciation on derivative instruments) on a cumulative basis.

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

The sum of the Income Incentive Fee and the Capital Gain Incentive Fee is the Incentive Fee.

We will accrue the Capital Gain Incentive Fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) is positive. The Capital Gain Incentive Fee is calculated on a cumulative basis from the date we elected to become a business development company through the end of each calendar year. For the calendar year ended December 31, 2010, the Capital Gain Incentive Fee was zero. For the fiscal year ended September 30, 2011, the Capital Gain Incentive Fee was zero.

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

Alternative 2

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.80%

Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 2.106%

Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	= 100% × “Catch-Up” + the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income - 2.50%))
= (100% × (2.106% - 2.00%)) + 0%
= 100% × 0.106%
= 0.106%

Alternative 3

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.50%

Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 2.806%

Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	= 100% × “Catch-Up” + the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income - 2.50%))
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

Year 1:	No adjustment; no realized capital losses or unrealized capital depreciation.
Year 2:	Investment A has unrealized capital depreciation of $2 million. Investment B has unrealized capital depreciation of $5 million. Therefore, GC Advisors would not be paid on the $7 million unrealized capital depreciation which would result in a lower incentive fee by $1.4 million.
Year 3:	Investment B has additional unrealized capital depreciation of $1 million. Therefore, GC Advisors would not be paid on the $1 million unrealized capital depreciation which would result in a lower incentive fee by $200,000.
Year 4:	Investment B has additional unrealized capital depreciation of $2 million. Investment C sold at a $1 million realized loss. Therefore, we would not be paid on the $3 million realized/unrealized loss which would result in a lower incentive fee by $600,000.
Year 5:	Investment B sold at a $10 million loss. Investment B was previously marked down by $8 million; therefore, we would realize a $10 million loss on Investment B and reverse the previous $8 million in unrealized capital depreciation. The net effect would be a loss of $2 million. GC Advisors would not be paid on the $2 million loss which would result in a lower incentive fee by $400,000.

The capital gains portion of the incentive fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	None (No sales transactions)
Year 3:	None (Sales transaction resulted in a realized capital loss on Investment A)
Year 4:	None (Sales transaction resulted in a realized capital loss on Investment C)
Year 5:	None (Sales transaction resulted in a realized capital loss on Investment B)

Alternative 3

Assumptions

Year 1:	$25 million investment made in Company A (“Investment A”), and $20 million investment made in Company B (“Investment B”)
Year 2:	Investment A is sold for $30 million and fair market value (“FMV”) of Investment B determined to be $22 million
Year 3:	FMV of Investment B determined to be $23 million
Year 4:	Investment B sold for $23 million

The capital gains portion of the incentive fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	$1 million (20% multiplied by $5 million realized capital gains on sale of Investment A)
Year 3:	None (No sales transactions)
Year 4:	$600,000 (20% multiplied by $8 million realized capital gains on sale of Investment A and Investment B) less $1 million (Capital Gains Fee paid in year 2).

Each quarterly incentive fee payable on the “Income and Capital Gains Incentive Fee Calculation” is subject to the Incentive Fee Cap. Below are the necessary adjustments to the incentive fee payable to adhere to the Incentive Fee Cap.

Year1:	No adjustment necessary.
Year 2:	No adjustment necessary. Please note GC Advisors would not be paid on the $2 million unrealized gain on Investment B.
Year 3:	No adjustment necessary. Please note GC Advisors would not be paid on the $1 million unrealized gain on Investment B.
Year 4:	No adjustment necessary.

Payment of Our Expenses

All investment professionals of GC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by GC Advisors and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Expenses.”

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

Our board of directors approved an amendment to the Investment Advisory Agreement by unanimous written consent on June 17, 2010. On July 16, 2010, we amended and restated the Investment Advisory Agreement to effectuate the fee offsetting arrangement associated with the Debt Securitization, thereby assuring that the management fees paid by our stockholders (whether directly or indirectly) do not exceed those in the original investment advisory agreement. These amendments provide that the base management fee payable by us under the Investment Advisory Agreement is reduced, to the extent that GC Advisors or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of ours, by an amount equal to the product of (1) the total fees that are paid to GC Advisors by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by us. The change was approved unanimously by our board of directors, including all of the independent directors. However, because the change was not material, but rather assured continuation of the economic arrangements agreed to and approved by the initial stockholder and the board of directors and was beneficial to our stockholders (such that no rational investor would vote against the change), submitting the change to a stockholder vote was determined to be an unnecessary and inappropriate cost for us to incur at the expense of our stockholders. We believe that prior to these amendments, the Investment Advisory Agreement authorized securitization transactions.

Administration Agreement

Pursuant to the Administration Agreement, GC Service furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, GC Service performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, GC Service assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, GC Service also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance. GC Service may retain third parties to assist in providing administrative services to us. To the extent that GC Service outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to GC Service. We reimburse GC Service for the allocable portion (subject to approval of our board of directors) of GC Service’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, GC Service is paid an additional amount based on the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. The initial term of the Administration Agreement expires on April 14, 2012 and may be renewed with the approval of our board of directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that GC Service outsources any of its functions we pay the fees associated with such functions on a direct basis without profit to GC Service.

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

Staffing Agreement

We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior professionals of GC Advisors to achieve our investment objective. GC Advisors is an affiliate of Golub Capital and depends upon access to the investment professionals and other resources of Golub Capital and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. GC Advisors also depends upon Golub Capital to obtain access to deal flow generated by the professionals of Golub Capital and its affiliates. Under the Staffing Agreement, Golub Capital provides GC Advisors with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Golub Capital will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee serve in such capacity. The Staffing Agreement remains in effect until terminated and may be terminated by either party without penalty upon 60 days’ written notice to the other party. Services under the Staffing Agreement are provided to GC Advisors on a direct cost reimbursement basis, and such fees are not our obligation.

REGULATION

General

We are a business development company under the 1940 Act and have elected to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company without the approval of a majority of our outstanding voting securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter,” as that term is defined in the Securities Act of 1933, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental and each may be changed without stockholder approval. To the extent we adopt any fundamental policies, no person from whom we borrow will have, in his or her capacity as lender or debtholder, either a veto power or a vote in approving or changing any of our fundamental policies.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:
•	is organized under the laws of, and has its principal place of business in, the United States;
•	is not an investment company (other than a small business investment company, or SBIC, wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies either of the following:
•	does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
•	is controlled by a business development company or a group of companies including a business development company, the business development company actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the business development company has an affiliated person who is a director of the eligible portfolio company.
(2)	Securities of any eligible portfolio company which we control.
(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.

The regulations defining and interpreting qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

We look through the Securitization Issuer to the underlying holdings (considered together with portfolio assets held outside of the Securitization Issuer) for purposes of determining compliance with the 70% qualifying assets requirement of the 1940 Act. On a consolidated basis, at least 70% of our assets will be eligible assets.

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

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests, as defined in section 851(b)(3) of the Code in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. GC Advisors will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We consolidate our financial results with all of our wholly owned subsidiaries, including Holdings and the Securitization Issuer, for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. On September 13, 2011, we received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary from our 200% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.”

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

Our proxy voting decisions are made by GC Advisors’ Chairman and Vice Chairman. To ensure that GC Advisors’ vote is not the product of a conflict of interest, GC Advisors requires that (1) anyone involved in the decision-making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how GC Advisors intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, GC Advisors will disclose such conflicts to us, including our independent directors, and may request guidance from us on how to vote such proxies.

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

We and GC Advisors will each be required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering these policies and procedures.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. As a result, we only expect to co-invest on a concurrent basis with other accounts sponsored or managed by GC Advisors when each of us will own the same securities of the issuer and when no term is negotiated other than price. Any such investment would be made, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another account sponsored or managed by GC Advisors to make different investments in the same issuer, GC Advisors will need to decide which account will proceed with the investment. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which another account sponsored or managed by GC Advisors has previously invested.

We and GC Advisors have submitted an exemptive application to the SEC to permit greater flexibility to negotiate the terms of co-investments because we believe that it will be advantageous for us to co-invest with accounts sponsored or managed by GC Advisors where such investment is consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by GC Advisors may afford us additional investment opportunities and the ability to achieve greater diversification.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•	pursuant to Item 307 under Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•	pursuant to Rule 13a-15 under the Exchange Act, beginning with our fiscal year ended September 30, 2011, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and
•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Small Business Investment Company Regulations

On August 24, 2010, our wholly owned subsidiary, GC SBIC IV, L.P., received approval for a license from the U.S. Small Business Administration, or the SBA, to operate as an SBIC. As a wholly owned subsidiary, GC SBIC IV, L.P. may rely on an exclusion from the definition of “investment company” under the 1940 Act. As such, this subsidiary will not elect to be regulated as a business development company under the 1940 Act. GC SBIC IV, L.P. has an investment objective substantially similar to ours and makes similar types of investments in accordance with SBIC regulations.

Prior to GC SBIC IV, L.P. obtaining approval from the SBA, Golub Capital managed two SBICs licensed by the SBA for more than 14 years. The SBIC license allows GC SBIC IV, L.P. to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under the regulations applicable to SBICs, an SBIC may have outstanding debentures guaranteed by the SBA generally in an amount of up to twice its regulatory capital, which generally equates to the amount of its equity capital. SBIC regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150 million, assuming that it has at least $75 million of equity capital. GC SBIC IV, L.P. will be subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225 million. As affiliates of the Investment Advisor manage two other SBICs, it is possible that GC SBIC IV, L.P. will be constrained in its ability to issue SBA-guaranteed debentures in the future if the other two affiliated SBICs have already issued such debentures. As of September 30, 2011, the two affiliated SBIC licensees had an aggregate of $123.8 million of SBA-guaranteed debentures outstanding, while GC SBIC IV, L.P. had $61.3 million of outstanding SBA-guaranteed debentures. This leaves incremental borrowing capacity of a maximum of $39.9 million of SBA-guaranteed debentures for GC SBIC IV, L.P. and the two affiliated SBIC licensees. Unless specifically approved by the SBA, the other two licensees were prohibited by the SBA from making new investments when GC SBIC IV, L.P. received its license on August 24, 2010. As the two affiliated SBIC licenses are limited to only making add-on investments in existing portfolio companies, the majority of the incremental borrowing capacity is available for GC SBIC IV L.P. The borrowing capacity of GC SBIC IV, L.P. could be expanded further if the two affiliated SBICs retire their SBA-guaranteed debentures.

On September 13, 2011, we received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary from our 200% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBIC regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

Under present SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18 million and have average annual net income after U.S. federal income taxes not exceeding $6 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 20% of its investment activity to “smaller” concerns, as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after U.S. federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow on investments in the company, regardless of the size of the company at the time of the follow on investment, up to the time of the company’s initial public offering, if any.

The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending or investing outside the United States, to businesses engaged in a few prohibited industries and to certain “passive” (i.e., non-operating) companies. In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than approximately 30% of the SBIC’s regulatory capital in any one company and its affiliates.

The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by an SBIC in a portfolio company). Although prior regulations prohibited an SBIC from controlling a small business concern except in limited circumstances, regulations adopted by the SBA in 2002 now allow an SBIC to exercise control over a small business for a period of up to seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA’s prior written approval.

The SBA restricts the ability of an SBIC to lend money to any of its officers, directors and employees or to invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of a SBIC, whether through ownership, contractual arrangements or otherwise.

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

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

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

In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status. We currently intend to make sufficient distributions each taxable year to satisfy the U.S. federal excise tax requirements.

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

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our disqualification as a RIC.

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

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates. The enacted “Regulated Investment Company Modernization Act of 2010”, which is generally effective for 2011 and subsequent tax years, provides some relief from RIC disqualification due to failures of the source of income and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the income source or asset diversification requirements.

Should failure occur not only would all our taxable income be subject to tax a regular corporate rates, we would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends, and for tax years beginning before 2013, non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years.

The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

Item 1A. Risk Factors

You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Relating to Our Business and Structure

We have a limited operating history as a business development company.

Our predecessor, GCMF, was formed in June 2007 and commenced operations in July 2007. Prior to the completion of our initial public offering in April 2010, we did not operate as a business development company. As a result of our limited operating history, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. In addition, we have elected to be treated as a RIC under the Code.

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

We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior professionals of GC Advisors to achieve our investment objective. We expect that GC Advisors will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior professionals of GC Advisors will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Golub Capital and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the senior professionals of GC Advisors have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

GC Advisors is an affiliate of Golub Capital and depends upon access to the investment professionals and other resources of Golub Capital and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. GC Advisors also depends upon Golub Capital to obtain access to deal flow generated by the professionals of Golub Capital and its affiliates. Under the Staffing Agreement, Golub Capital provides GC Advisors with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Golub Capital makes available to GC Advisors experienced investment professionals and provides access to the senior investment personnel of Golub Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to the Staffing Agreement and cannot assure you that Golub Capital will fulfill its obligations under the agreement. If Golub Capital fails to perform, we cannot assure you that GC Advisors will enforce the Staffing Agreement, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Golub Capital and its affiliates or their information and deal flow.

GC Advisors’ investment committee provides oversight over our investment activities. GC Advisors’ investment committee consists of two members of our board of directors and two employees of Golub Capital. The loss of any member of GC Advisors’ investment committee or of other senior professionals of GC Advisors and its affiliates would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We may not replicate the historical results achieved by our predecessor, GCMF, or other entities managed or sponsored by members of GC Advisors’ investment committee, or by GC Advisors or its affiliates.

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

Our financial condition, results of operations and cash flows will depend on our ability to manage our business effectively.

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

As a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee, there may be times when GC Advisors or such persons have interests that differ from those of our securityholders, giving rise to a conflict of interest.

Conflicts related to obligations GC Advisors’ investment committee, GC Advisors or its affiliates have to other clients.

The members of GC Advisors’ investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of accounts sponsored or managed by GC Advisors or its affiliates. Similarly, GC Advisors or its affiliates currently manage and may have other clients with similar or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Lawrence E. Golub and David B. Golub have management responsibilities for other accounts managed or sponsored by GC Advisors or its affiliates. Our investment objective may overlap with the investment objectives of such affiliated accounts. For example, GC Advisors currently manages several private funds that are pursuing an investment strategy similar to ours, some of which are continuing to seek new capital commitments, and we may compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors. GC Advisors will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisor’s pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient securities or loan amounts were available. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

Our management and incentive fee structure may create incentives for GC Advisors that are not fully aligned with the interests of our stockholders.

In the course of our investing activities, we pay management and incentive fees to GC Advisors. These fees are based on our average adjusted gross assets, which include leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our average adjusted gross assets, GC Advisors benefits when we incur debt or use leverage. Although GC Advisors makes recommendations to our board of directors with respect to leverage policies, our board of directors determines our leverage policy, including approving in advance the incurrence of material indebtedness and the execution of material contracts. Additionally, under the incentive fee structure, GC Advisors benefits when we recognize capital gains and, because GC Advisors determines when a holding is sold, GC Advisors controls the timing of the recognition of such capital gains. Our board of directors is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interests associated with its management services and compensation. While they are not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, GC Advisors or its affiliates may from time to time have interests that differ from those of our securityholders, giving rise to a conflict.

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

The incentive fee payable by us to GC Advisors may create an incentive for GC Advisors to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to GC Advisors is determined may encourage GC Advisors to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor our securityholders.

The incentive fee payable by us to GC Advisors also may create an incentive for GC Advisors to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities.

Additionally, the incentive fee payable by us to GC Advisors may create an incentive for GC Advisors to cause us to realize capital gains or losses (including realized capital gains or losses on derivative instruments) that may not be in the best interests of us or our stockholders. Under the incentive fee structure, GC Advisors benefits when capital gains are recognized and, because GC Advisors determines when a holding is sold, GC Advisors controls the timing of the recognition of capital gains. Our board of directors is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While it is not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

The majority of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, our board of directors will determine the fair value of these securities in good faith as described below in “— Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from GC Advisors may provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, Lawrence E. Golub and David B. Golub have an indirect pecuniary interest in GC Advisors. The participation of GC Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub, could result in a conflict of interest as GC Advisors’ management fee is based, in part, on our average adjusted gross assets (including leverage but excluding cash) and our incentive fees will be based, in part, on unrealized gains and losses.

Conflicts related to other arrangements with GC Advisors or its affiliates.

We have entered into a license agreement with Golub Capital Management LLC under which Golub Capital Management LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Golub Capital”. See “Business — Management Agreements — License Agreement.” In addition, we rent office space from GC Service, an affiliate of GC Advisors, and pay to GC Service our allocable portion of overhead and other expenses incurred by GC Service in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This will create conflicts of interest that our board of directors must monitor.

The Investment Advisory Agreement with GC Advisors and the Administration Agreement with GC Service were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

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

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. We consider GC Advisors and its affiliates to be our affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to, among others, any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

We may, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We may also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors determines separately the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisor’s pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient securities or loan amounts were available. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations in which co-investment with other accounts sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, such as when, in the absence of exemptive relief described below, we and such other entities may make investments in the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other GC Advisors clients, GC Advisors will need to decide whether we or such other entity or entities will proceed with such investments. GC Advisors will make these determinations based on its policies and procedures, which generally require that such investment opportunities be offered to eligible accounts on a basis that is fair and equitable over time, including, for example, through random or rotational methods. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which an account sponsored or managed by GC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, without the prior approval of the SEC. The SEC has interpreted the business development company regulations governing transactions with affiliates to prohibit certain “joint transactions” between entities that share a common investment adviser.

We and GC Advisors have submitted an application for exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investments by us and other accounts sponsored or managed by GC Advisors and its affiliates may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our application for exemptive relief seeks an exemptive order permitting us to invest with accounts sponsored or managed by GC Advisors or its affiliates in the same portfolio companies under circumstances in which such investments would otherwise not be permitted under the 1940 Act. We expect that such exemptive relief permitting co-investments, if granted, would apply only if our independent directors review and approve each co-investment.

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

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with accounts managed or sponsored by GC Advisors or its affiliates. Although GC Advisors allocates opportunities in accordance with its policies and procedures, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our securityholders. Moreover, the performance of investments will not be known at the time of allocation. See “Risk Factors — Risks Relating to Our Business and Structure — There are significant potential conflicts of interest that could affect our investment returns,”

“— Conflicts related to obligations GC Advisors’ investment committee, GC Advisors or its affiliates have to other clients” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.”

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “Business — Taxation as a RIC.”

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

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax. See “Business — Taxation as a RIC.”

Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2011, we had $237.7 million of outstanding borrowings, including $174.0 million outstanding under the Debt Securitization.

In the absence of an event of default, no person or entity from which we borrow money will have a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred stock, which is another form of leverage, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive dividends would be senior to those of holders of shares of our common stock. We do not, however, anticipate issuing preferred stock in the next 12 months.

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

As a result of the Debt Securitization, we are subject to a variety of risks, including those set forth below.

We are subject to certain risks as a result of our indirect interests in the junior notes and membership interests of the Securitization Issuer.

Under the terms of the master loan sale agreement governing the Debt Securitization, (1) we sold and/or contributed to Holdings all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in the master loan sale agreement and (2) Holdings, in turn, sold and/or contributed to the Securitization Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and other consideration set forth in the master loan sale agreement. Following these transfers, the Securitization Issuer, and not Holdings or us, held all of the ownership interest in such portfolio loans and participations. As a result of the Debt Securitization, we hold indirectly through Holdings a combination of junior notes comprised of Class B Notes and Subordinated Notes as well as membership interests, which comprise 100% of the equity interests, in the Securitization Issuer. As a result, we consolidate the financial statements of Holdings and the Securitization Issuer, as well as our other subsidiaries, in our consolidated financial statements. Because each of Holdings and the Securitization Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us to Holdings, and by Holdings to the Securitization Issuer, did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. The securities issued by the Securitization Issuer, or by any securitization vehicle we sponsor in the future, could be acquired by another business development company or securitization vehicle subject to the satisfaction of certain conditions. We may also, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another business development company to the extent permitted under the 1940 Act.

The Subordinated Notes and membership interests in the Securitization Issuer are subordinated obligations of the Securitization Issuer.

The Subordinated Notes are the most junior class of notes issued by the Securitization Issuer, are subordinated in priority of payment to every other class of notes issued by the Securitization Issuer and are subject to certain payment restrictions set forth in the indenture governing the notes. Therefore, Holdings only receives cash distributions on the Subordinated Notes if the Securitization Issuer has made all cash interest payments to all other notes it has issued, and we only receive cash distributions in respect of our indirect ownership of the Securitization Issuer to the extent that Holdings receives any cash distributions in respect of its direct ownership of the Securitization Issuer. The Subordinated Notes are also unsecured and rank behind all of the secured creditors, known or unknown, of the Securitization Issuer, including the holders of the senior notes it has issued. Consequently, to the extent that the value of the Securitization Issuer’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Subordinated Notes at their redemption could be reduced.

The membership interests in the Securitization Issuer represent all of the equity interest in the Securitization Issuer. As such, the holder of the membership interests is the residual claimant on distributions, if any, made by the Securitization Issuer after holders of all classes of notes issued by the Securitization Issuer have been paid in full on each payment date or upon maturity of such notes under the Debt Securitization documents. Such payments may be made by the Securitization Issuer only to the extent permitted under the Debt Securitization documents on any payment date or upon payment in full of the notes issued by the Securitization Issuer.

The interests of holders of the senior classes of securities issued by the Securitization Issuer may not be aligned with our interests.

The Class A Notes are the debt obligations ranking senior in right of payment to other securities issued by the Securitization Issuer in the Debt Securitization. As such, there are circumstances in which the interests of holders of the Class A Notes may not be aligned with the interests of holders of the other classes of notes issued by, and membership interests of, the Securitization Issuer. For example, under the terms of the Class A Notes, holders of the Class A Notes have the right to receive payments of principal and interest prior to holders of the Class B Notes, the Subordinated Notes and the membership interests.

For as long as the Class A Notes remain outstanding, holders of the Class A Notes comprise the Controlling Class under the Debt Securitization and, as such, they have the right to act in certain circumstances with respect to the portfolio loans in ways that may benefit their interests but not the interests of holders of more junior classes of notes and membership interests, including by exercising remedies under the indenture in the Debt Securitization.

If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture, the most senior class of notes then outstanding will be paid in full before any further payment or distribution on the more junior classes of notes and membership interests. In addition, if an event of default occurs, holders of a majority of the Controlling Class will be entitled to determine the remedies to be exercised under the indenture, subject to the terms of the indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the Securitization Issuer, the trustee or holders of a majority of the Controlling Class may declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the Securitization Issuer. If at such time the portfolio loans were not performing well, the Securitization Issuer may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the Class B Notes or the Subordinated Notes, or to pay a dividend to holders of the membership interests.

Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would include the Class B Notes and Subordinated Notes to the extent the Class A Notes constitute the Controlling Class), and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of Holdings or that Holdings will receive any payments or distributions upon an acceleration of the notes. Any failure of the Securitization Issuer to make distributions on the notes we indirectly hold, whether as a result of an event of default or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to maintain our status as a RIC.

The Securitization Issuer may fail to meet certain asset coverage tests.

Under the documents governing the Debt Securitization, there are two asset coverage tests applicable to the Class A Notes and Class B Notes. The first such test compares the amount of interest received on the portfolio loans held by the Securitization Issuer to the amount of interest payable in respect of the Class A Notes and Class B Notes. To meet this first test, interest received on the portfolio loans must equal at least 115% of the interest payable in respect of the Class A Notes and Class B Notes. The second such test compares the principal amount of the portfolio loans to the aggregate outstanding principal amount of the Class A Notes and Class B Notes. To meet this second test at any time, the aggregate principal amount of the portfolio loans must equal at least 158% of the outstanding principal amount of the Class A Notes and the Class B Notes, taken together. If either coverage test is not satisfied, interest and principal received by the Securitization Issuer are diverted on the following payment date to pay the Class A Notes in full and then the Class B Notes in full (in order of seniority) to the extent necessary to cause all coverage tests to be satisfied on a pro forma basis after giving effect to all payments made in respect of the notes, which we refer to as a mandatory redemption. If any asset coverage test with respect to the Class A Notes or Class B Notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the Securitization Issuer and the holders of the Subordinated Notes will instead be used to redeem first the Class A Notes and then the Class B Notes, to the extent necessary to satisfy the applicable asset coverage tests or to obtain the necessary ratings confirmation.

The value of the Class B Notes could be adversely affected by a mandatory redemption because such redemption could result in the Class B Notes being redeemed at par at a time when they are trading in the secondary market at a premium to their stated principal amount and when other investments bearing the same rate of interest may be difficult or expensive to acquire. A mandatory redemption could also result in a shorter investment duration than a holder of Class B Notes may have wanted or anticipated, which could, in turn, result in such a holder incurring breakage costs on related hedging transactions. In addition, the reinvestment period under the Debt Securitization may extend through as late as July 20, 2015, which could affect the value of the collateral securing the Class B Notes and the Subordinated Notes.

We may not receive cash from the Securitization Issuer.

We receive cash from the Securitization Issuer only to the extent that Holdings receives payments on the Class B Notes, Subordinated Notes or membership interests. The Securitization Issuer may only make payments on such securities to the extent permitted by the payment priority provisions of the indenture governing the notes, which generally provides that principal payments on the Class B Notes and the Subordinated Notes may not be made on any payment date unless all amounts owing under the Class A Notes are paid in full. In addition, if the Securitization Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the Debt Securitization, cash would be diverted from the Class B Notes and the Subordinated Notes to first pay the Class A Notes in amounts sufficient to cause such tests to be satisfied. In the event that we fail to indirectly receive cash from the Securitization Issuer, we could be unable to make such distributions in amounts sufficient to maintain our status as a RIC, or at all.

We may be required to assume liabilities of the Securitization Issuer.

As part of the Debt Securitization, we entered into a master loan sale agreement under which we would be required to repurchase any loan (or participation interest therein) which was sold to the Securitization Issuer in breach of any representation or warranty made by us with respect to such loan on the date such loan was sold. To the extent we fail to satisfy any such repurchase obligation, the trustee may, on behalf of the Securitization Issuer, bring an action against us to enforce these repurchase obligations.

The structure of the Debt Securitization is intended to prevent, in the event of our bankruptcy or the bankruptcy of Holdings, the consolidation of the Securitization Issuer with our operations or those of Holdings. If the true sale of these assets were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the Securitization Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the Debt Securitization, which would equal the full amount of debt of the Securitization Issuer reflected on our consolidated balance sheet. In addition, we cannot assure that the recovery in the event we were consolidated with the Securitization Issuer for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as an indirect holder of the Class B Notes and the Subordinated Notes had we not been consolidated with the Securitization Issuer.

In addition, in connection with the Debt Securitization, we indirectly gave the lenders certain customary representations with respect to the legal structure of the Securitization Issuer and the quality of the assets transferred to it. We remain indirectly liable for any incorrect statements or omissions for a period of at least one year, and potentially for the life of the Debt Securitization.

The Securitization Issuer may issue additional Subordinated Notes.

Under the terms of the Debt Securitization documents, the Securitization Issuer could issue additional Subordinated Notes and use the net proceeds of such issuance to purchase additional portfolio loans. Any such additional issuance, however, would require the consent of the collateral manager and the approval of a majority of the Subordinated Notes. Among the other conditions that must be satisfied in connection with an additional issuance of Subordinated Notes, the aggregate principal amount of all additional issuances of Subordinated Notes may not exceed $116 million; the Issuer must notify each rating agency of such issuance prior to the issuance date; and the terms of the Subordinated Notes to be issued must be identical to the terms of previously issued Subordinated Notes (except that all monies due on such additional Subordinated Notes will accrue from the issue date of such notes and that the prices of such Subordinated Notes do not have to be identical to those of the initial Subordinated Notes). We do not expect to cause the Securitization Issuer to issue any additional Subordinated Notes at this time, and the terms of the Debt Securitization documents do not provide for additional issuances of Class A Notes or Class B Notes.

We are subject to risks associated with the Credit Facility.

On July 21, 2011, Golub Capital BDC Funding LLC, or Funding, our wholly owned subsidiary, entered into a $75 million senior secured revolving credit facility, or the Credit Facility, with Wells Fargo Securities, LLC, as administrative agent and Wells Fargo Bank, N.A., as lender, or the Lender. As a result of the Credit Facility, we are subject to a variety of risks, including those set forth below.

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

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We may issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or any outstanding preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to GC Advisors is payable based on our average adjusted gross assets, including those assets acquired through the use of leverage, GC Advisors has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include the Class A Notes issued by the Securitization Issuer, our other borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on GC Advisors’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-20%	-11%	-2%	6%	15%

(1)	Assumes $559.6 million in total assets, $237.7 million in debt outstanding and $316.5 million in net assets as of September 30, 2011 and an effective annual interest rate of 3.3%.

Based on our outstanding indebtedness of $237.7 million as of September 30, 2011 and the effective annual interest rate of 3.3% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.4% to cover annual interest payments on the outstanding debt.

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

We have entered into a total return swap and may enter into other derivative transactions which expose us to certain risks, including risks similar to those associated with the use of leverage.

GCMF has entered into a total return swap, or the TRS, with Citibank, N.A., or Citibank. A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets referenced by the total return swap, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap typically is used to obtain exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. A total return swap may effectively add leverage to a company’s portfolio because, in addition to total net assets, the company is subject to investment exposure on the amount of securities subject to the total return swap.

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

In addition, because a total return swap is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage.

There is a lack of authoritative guidance related to the treatment of total return swaps in the context of the 1940 Act asset coverage ratio. Currently, we are not including the leverage of our TRS for purposes of computation of our asset coverage ratio. If the SEC were to require leverage from derivative instruments to be included in the asset coverage ratio, our asset coverage ratio may decrease.

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

Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with reverse repurchase agreements, our net asset value would decline, and, in some cases, we may be worse off than if we had not used such agreements.

We are currently operating in a period of capital markets disruption and economic downturn.

The U.S. capital markets have experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

If we do not maintain our status as a business development company, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.

The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of one or more independent service providers to review the valuation of these securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. In particular, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, became law. The scope of Dodd-Frank impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several months and years. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. We have begun to assess the potential impact of Dodd-Frank on our business and operations, but the likely impact cannot be ascertained with any degree of certainty.

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of GC Advisors to other types of investments in which GC Advisors may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

The General Corporation Law of the State of Delaware, or the DGCL, contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. If our board of directors does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation classifying our board of directors in three classes serving staggered three-year terms, and provisions of our certificate of incorporation authorizing our board of directors to classify or reclassify shares of our preferred stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our certificate of incorporation, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our certificate of incorporation and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our securityholders.

GC Advisors can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

GC Advisors has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If GC Advisors resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by GC Advisors and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

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

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules implemented by the SEC.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As a result, we are incurring additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities may be adversely affected.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends and other distributions.

Our business depends on the communications and information systems of GC Advisors and its affiliates. Any failure or interruption of such systems could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to pay dividends and other distributions to our securityholders.

Lawrence E. Golub and David B. Golub have substantial control over us.

As of September 30, 2011, Lawrence E. Golub and David B. Golub beneficially owned, in the aggregate, approximately 42.8% and 42.5%, respectively, of our outstanding common stock, primarily as a result of their ownership interests in and control of Golub Capital Management LLC, the investment adviser to Golub Capital Company IV, LLC, Golub Capital Company V LLC, Golub Capital Company VI LLC (collectively, the “Capital Companies”) and GEMS Fund L.P., or GEMS, a limited partnership affiliated with GC Advisors. As a result, these individuals, acting together, may have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and may cause actions to be taken that you may not agree with or that are not in your interests or those of other securityholders.

This concentration of beneficial ownership also might harm the market price of our securities by:

•	delaying, deferring or preventing a change in corporate control;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

From mid-2007 through 2011, the global capital markets experienced a period of disruption resulting in a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. These events, along with the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of major financial institutions in the United States, led to a general decline of economic conditions. This economic decline materially and adversely affected the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. To the extent that we wish to use debt to fund our investments, the debt capital available to us, if any, may be at a higher cost and on terms and conditions that may be less favorable than what we expect, which could negatively affect our financial performance and results. A prolonged period of market illiquidity may cause us to reduce the volume of loans we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows. Any deterioration of current market conditions could materially and adversely affect our business.

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

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	a comparison of the portfolio company’s securities to publicly traded securities;
•	the enterprise value of the portfolio company;
•	the nature and realizable value of any collateral;
•	the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•	the markets in which the portfolio company does business; and
•	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

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

Our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

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

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because of regulatory or other considerations. Our ability to make follow-on investments may also be limited by GC Advisors’ allocation policy.

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

We have made in the past, and may make in the future, unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

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

We may make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

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

GC Advisors’ liability is limited, and we have agreed to indemnify GC Advisors against certain liabilities, which may lead GC Advisors to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, GC Advisors does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our board of directors in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement and the collateral management agreement, GC Advisors, its officers, members, personnel, and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of

GC Advisors’ duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement and the collateral management agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may be subject to risks under hedging transactions and may become subject to risks if we invest in foreign securities.

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

Our investment strategy does not presently contemplate investments in securities of non-U.S. companies. As of September 30, 2011, we were invested in the securities of one non-U.S. company and may make additional investments. We may in the future invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.

In September 2011, we entered into ten-year Treasury futures contracts to hedge interest rate risk related to our SBA debentures, and we may engage in additional hedging transactions to the limited extent such transactions are permitted under the 1940 Act. Engaging in additional hedging transactions or investing in foreign securities would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price.

While we have entered into the ten-year Treasury futures contract to reduce interest rate risks, and may enter into additional hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations.

We may not realize gains from our equity investments.

When we invest in unitranche, mezzanine and second lien loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Shares of closed-end investment companies, including business development companies, often trade at a discount to their net asset value.

Shares of closed-end investment companies, including business development companies, may trade at a discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value.

There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of the companies;
•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and business development companies;
•	loss of our qualification as a RIC or BDC;
•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio investments;
•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	departure of GC Advisors’ or any of its affiliates’ key personnel;
•	operating performance of companies comparable to us;
•	general economic trends and other external factors; and
•	loss of a major funding source.

Our stockholders will experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that do not participate in our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on April 15, 2010 and is currently traded on The Nasdaq Global Select Market under the symbol “GDBC”. The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share since shares of our common stock began being regularly quoted on The Nasdaq Global Select Market.

		Closing Sales Price		Premium/ Discount of High Sales Price to NAV(2)	Premium/ Discount of Low Sales Price to NAV(2)	Distributions Declared
Period	NAV(1)	High	Low
Fiscal year ended September 30, 2011
Fourth quarter	$14.56	$15.81	$14.00	108.6%	96.2%	$0.32
Third quarter	14.75	16.30	14.40	110.5	97.6	0.32
Second Quarter	14.75	17.60	15.78	119.3	107.0	0.32
First Quarter	14.74	17.95	15.44	121.8	104.7	0.31
Fiscal year ended September 30, 2010
Fourth quarter	14.71	15.30	13.83	104.0	94.6	0.31
Third quarter(3)	14.67	14.85	12.85	101.2	87.6	0.24

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of the each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV
(3)	From April 15, 2010 (initial public offering) to June 30, 2010

The last reported price for our common stock on December 7, 2011 was [$] per share. As of December 7, 2011, we had [  ] stockholders of record.

Sales of Unregistered Securities

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

Distributions

Our distributions, if any, are determined by the board of directors. We elected to be treated as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute at least 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any. In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount.

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock since completion of our initial public offering.

Record Dates	Payment Date	Dividends and Distributions Declared
Fiscal year ended September 30, 2011
September 19, 2011	September 28, 2011	$0.32
June 17, 2011	June 29, 2011	$0.32
March 18, 2011	March 30, 2011	$0.32
December 20, 2010	December 30, 2010	$0.31
Total		$1.27
Fiscal year ended September 30, 2010
September 10, 2010	September 30, 2010	$0.31
June 22, 2010	June 29, 2010	$0.24
Total(1)		$0.55

(1)	Includes a return of capital for tax purposes of approximately $.06 per share

On December 7, 2011, our board of directors declared a quarterly dividend of $0.32 per share payable on December 29, 2011 to holders of record as of December 19, 2011.

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

Stock Performance Graph

This graph compares the stockholder return on our common stock from April 14, 2010 (initial public offering) to September 30, 2011 with that of the NASDAQ Financial Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on April 14, 2010, $100 was invested in our common stock, the NASDAQ Financial Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

The following selected consolidated financial data of Golub Capital BDC as of September 30, 2011, 2010, 2009, 2008 and 2007, for the years ended September 30, 2011, 2010, 2009, 2008 and for the period from July 27, 2007 (inception) through September 30, 2007 is derived from the consolidated financial statements that have been audited by McGladrey & Pullen, LLP, independent auditors. For the periods prior to

September 30, 2009, the financial data refers to the financial condition and results of operations of our predecessor, GCMF. The financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included elsewhere in this Annual Report on Form 10-K.

	Golub Capital BDC(3)			GCMF
	As of and for the years ended							As of September 30, 2007 and For the Period July 27, 2007 (inception) through September 30, 2007
	September 30, 2011	September 30, 2010		September 30, 2009		September 30, 2008
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$39,150	$33,150		$33,338		$20,686		$1,868
Base management fee	5,789	3,328		2,849		1,726		134
Incentive fee	348	55		—		—		—
All other expenses	10,197	6,400		5,011		8,916		1,117
Net investment income	22,816	23,367		25,478		10,044		617
Net realized gain (loss) on investments and derivative instruments	2,037	(40)		(3,972)		(4,503)		—
Net change in unrealized (depreciation) appreciation on investments and derivative instruments	(3,514)	2,921		(1,489)		(8,957)		(558)
Net increase/(decrease) in net assets resulting from operations	21,339	26,248		20,017		(3,416)		59
Per share data:
Net asset value	$14.56	$14.71		N/A	(1)	N/A	(1)	N/A	(1)
Net investment income	1.16	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
Net realized gain on investments and derivative instruments	0.11	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
Net change in unrealized (depreciation) appreciation on investments and derivative instruments	(0.17)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
Net increase/(decrease) in net assets resulting from operations	1.09	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
Per share dividends declared	1.27	0.55		N/A	(1)	N/A	(1)	N/A	(1)
Dollar amount of dividends declared	25,069	9,742		N/A		N/A		N/A
Balance Sheet data at period end:
Investments, at fair value	$459,827	$344,869		$376,294		$135,476		$201,147
Cash and cash equivalents	69,766	92,990		30,614		4,252		4,237
Other assets	30,051	4,904		2,214		1,213		2,819
Total assets	559,644	442,763		409,122		140,941		208,203
Total debt	237,683	174,000		315,306		123,083		173,540
Total liabilities	243,095	182,222		316,370		124,088		174,722
Total net assets	316,549	260,541		92,752		16,853		33,481
Other data:
Weighted average annualized yield on income producing investments at fair value(2)	8.64%	8.40%		8.05%		9.33%		6.40%
Number of portfolio companies at period end	103	94		95		60		56

(1)	Per share data are not provided as we did not have shares of common stock outstanding or an equivalent prior to the initial public offering on April 14, 2010.
(2)	Weighted average yield on income producing investments is computed by dividing (a) annualized interest income (other than interest income resulting from amortization of fees and discounts) on accruing loans and debt securities by (b) total income producing investments at fair value.
(3)	Includes the financial information of GCMF for the period prior to the BDC Conversion.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” and elsewhere in this annual report on Form 10-K.

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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. In addition, for tax purposes, we have elected to be treated as RIC under Subchapter M of the Code. We were formed in November 2009 to continue and expand the business of our predecessor, GCMF, which commenced operations in July 2007, in making investments in senior secured, unitranche (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), mezzanine (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) and second lien loans of middle-market companies that are, in most cases, sponsored by private equity firms.

Our shares are currently listed on The NASDAQ Global Select Market under the symbol “GBDC”.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $5.0 billion of capital under management as of September 30, 2011, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us.

Under the Investment Advisory Agreement, entered into on April 14, 2010, and amended and restated on July 16, 2010, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. We have also entered into the Administration Agreement with GC Service under which we have agreed to reimburse GC Service for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by GC Service in performing its obligations under the Administration Agreement.

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

As of September 30, 2011, our portfolio at fair value was comprised of 44.3% senior secured loans, 38.7% unitranche loans, 4.8% second lien loans, 10.2% mezzanine loans and 2.0% equity. As of September 30, 2010, our portfolio at fair value was comprised of 65.8% senior secured loans, 26.2% unitranche loans, 3.3% second lien loans, 3.9% mezzanine loans and 0.8% equity. Over time we expect that senior secured loans will represent a smaller percentage of our investment portfolio as we grow our business, these investments are repaid and we invest in a different mix of assets.

As of September 30, 2011, 2010 and 2009, we had debt investments in 103, 94 and 95 portfolio companies, respectively. For the years ended September 30, 2011, 2010 and 2009, our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield of 8.6%, 8.4% and 8.1% and a weighted average annualized investment income (which includes interest income and amortization of fees and discounts) yield of 9.9%, 10.9% and 9.0%, respectively.

Revenues:  We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, unitranche, mezzanine or second lien loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as interest income. When we receive partial principal payments on a loan in an amount that exceeds its amortized cost, we record the excess principal payment as interest income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Expenses:  Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we pay interest expense on our outstanding debt. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•	organizational expenses;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	investment advisory and management fees;
•	administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and GC Service based upon our allocable portion of GC Service’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with evaluating and making, investments in portfolio companies, including costs associated with meeting financial sponsors;
•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration and franchise fees;

•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs associated with individual or group stockholders;
•	costs associated with Sarbanes-Oxley Act compliance;
•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or GC Service in connection with administering our business.

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expenses and costs relating to future offerings of securities would be additive to the expenses described above.

GC Advisors, as collateral manager for the Securitization Issuer under the collateral management agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the Securitization Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. This fee, which is less than the management fee payable under the Investment Advisory Agreement, is paid directly by the Securitization Issuer to GC Advisors and offset against such management fee. Accordingly, the 1.375% management fee paid by us to GC Advisors under the Investment Advisory Agreement on all of our assets, including those indirectly held through the Securitization Issuer, is reduced, on a dollar-for-dollar basis, by an amount equal to such 0.35% fee paid to GC Advisors by the Securitization Issuer. The term “collection period” refers to a quarterly period running from the day after the end of the prior collection period to the fifth business day of the calendar month in which a payment date occurs. This fee may be waived by the collateral manager. The collateral management agreement does not include any incentive fee payable to GC Advisors. In addition, the Securitization Issuer paid Wells Fargo Securities, LLC a structuring and placement fee for its services in connection with the initial structuring of the Debt Securitization. The Securitization Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with, the administration of the Debt Securitization. The administrative expenses are paid by the Securitization Issuer on each payment date in two parts: (1) a component that is paid in a priority to other amounts distributed by the Securitization Issuer, subject to a cap equal to the sum of 0.04% per annum on the adjusted principal balance of the portfolio loans and other assets held by the Securitization Issuer on the last day of the collection period relating to such payment date, plus $150,000 per annum, and (2) a component that is paid in a subordinated position relative to other amounts distributed by the Securitization Issuer, equal to any amounts that exceed the aforementioned administrative expense cap. We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

As of November 30, 2011, we made $102.5 million of new investment commitments since September 30, 2011. Of these new investment commitments, 32.6% were senior secured loans, 18.0% were unitranche loans, 22.3% were second lien loans, 24.4% were subordinated loans and 2.7% were equity securities. The weighted average rate on the new income producing investments was 10.7%.

As of November 30, 2011, we received principal paydowns and payoffs on investments of $33.4 million.

Market Trends

We have identified the following trends that may affect our business:

Target Market.  We believe that small and middle-market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital and we believe that this market segment will continue to produce significant investment opportunities for us.

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

Demand for Debt Capital.  We believe there is a large pool of uninvested private equity capital for middle market companies. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and mezzanine debt from other sources.

Pricing and Deal Structures.  We believe that as a result of current macroeconomic issues such as the downgrade of U.S. debt, a weakened U.S. economy and the European sovereign debt crisis, there has been reduced access to, and availability of, debt capital to middle-market companies, which has resulted in a widening of interest spreads, more conservative deal structures and stronger covenants. We believe these market conditions may continue to create favorable opportunities to invest at attractive risk-adjusted returns.

Consolidated Results of Operations

The consolidated results of operations set forth below include historical financial information of our predecessor, GCMF, prior to our election, effective April 14, 2010, to become a business development company and our election to be treated as a RIC. As a business development company and a RIC, we are also subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. Also, the management fee that we pay to GC Advisors under the Investment Advisory Agreement is determined by reference to a formula that differs materially from the management fee paid by GCMF in prior periods. In addition, our portfolio of investments consisted primarily of senior secured and unitranche loans as of September 30, 2011 and 2010, and over time we expect that senior secured loans will represent a smaller percentage of our investment portfolio as we grow our business, these investments are repaid and we invest in a different mix of assets. For these and other reasons, the results of operations for the years ended September 30, 2011, 2010 and 2009 described below may not be indicative of the results we report in future periods.

Consolidated operating results for the years ended September 30, 2011, 2010 and 2009 are as follows:

	For the years ended September 30,			Variances
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In thousands)
Total investment income	$39,150	$33,150	$33,338	$6,000	$(188)
Total expenses	16,334	9,783	7,860	6,551	1,923
Net investment income	22,816	23,367	25,478	(551)	(2,111)
Net realized gains (losses) on investments and derivative instruments	2,037	(40)	(3,972)	2,077	3,932
Net change in unrealized (depreciation) appreciation on investments and derivative instruments	(3,514)	2,921	(1,489)	(6,435)	4,410
Net income	$21,339	$26,248	$20,017	$(4,909)	$6,231
Average portfolio company investments, at fair value	$406,881	$307,552	$371,240	$99,329	$(63,688)
Average debt outstanding	$201,294	$213,793	$305,440	$(12,499)	$(91,647)

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciations. As a result, annual comparisons of net income may not be meaningful.

Investment Income

Investment income increased from 2010 to 2011 by $6.0 million as a result of higher average investment balance as well as a higher weighted average yield on the investment portfolio. Investment income was fairly consistent for the year ended September 30, 2010 as compared to the year ended September 30, 2009, despite a decline in average invested assets. This occurred as a result of an increase in the income from amortization of discounts and origination fees as a result of increased payoff activity and an increase in the average yield of investments. For the year ended September 30, 2011, total investment income consisted of $34.1 million in interest income from investments and $5.1 million in income from the amortization of discounts and origination fees. For the year ended September 30, 2010, total investment income consisted of $25.5 million in interest income from investments and $7.7 million in income from the amortization of discounts and origination fees. For the year ended September 30, 2009, total investment income consisted of $27.7 million in interest income and $5.6 million in income from the amortization of discounts and origination fees.

Expenses

The following table summarizes our expenses:

	For the years ended September 30,			Variances
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In thousands)
Interest and other debt financing expenses	$6,550	$3,525	$4,547	$3,025	$(1,022)
Base management fee	5,789	3,328	2,849	2,461	479
Incentive fee	348	55	—	293	55
Professional fees relating to registration statement	—	788	—	(788)	788
Professional fees	2,204	1,050	131	1,154	919
Administrative service fee	837	583	—	254	583
General and administrative expenses	606	454	333	152	121
Total expenses	$16,334	$9,783	$7,860	$6,551	$1,923

Interest and other credit facility expenses increased from 2010 to 2011 primarily due to a higher average effective interest rate on outstanding borrowings. The base management fee and the administrative service fee increased as a result of an increase in average assets and average investments from 2010 to 2011. Professional fees increased from 2010 to 2011 primarily due to higher legal, audit, and valuation services, which all increased as a result of being a public entity for a full year in 2011.

Interest and other credit facility expenses were lower in the year ended September 30, 2010 than the year ended September 30, 2009 primarily due to lower average debt outstanding. The base management fee, incentive fee, and administrative service fee all increased for the year ended September 30, 2010 as compared to year ended September 30, 2009 due to our initial public offering that occurred in April 2010. Following the completion of our initial public offering, we pay management and incentive fees under the Investment Advisory Agreement which provides a higher management fee percentage as compared to amounts previously paid by GCMF. In addition, this agreement provides for the calculation of an incentive fee. Prior to completion of our initial public offering, we did not pay an incentive fee or an administrative service fee. In addition, professional fees increased from 2009 to 2010 primarily due to higher legal, audit and valuation services fees, which all increased as a result of us becoming a public entity.

Prior to our initial public offering, Golub Capital Incorporated paid for certain expenses on behalf of GCMF, all of which were subsequently reimbursed directly with cash or through a member’s equity contribution. Subsequent to the initial public offering, the Investment Advisor, an affiliate of Golub Capital Incorporated, pays for certain expenses incurred by the Company. These expenses are subsequently reimbursed in cash. The following table summarizes these expenses:

	For the years ended September 30,			Variances
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In thousands)
Totax expenses reimbursed to Golub Capital Incorporated and the Investment Advisor	$345	$639	$344	$(294)	$295
Portion of expenses reimbursed through an equity contribution	—	225	344	(225)	(119)

As of September 30, 2011 and 2010, included in accounts payable and accrued expenses is $0.1 million and $0.1 million for accrued expenses paid on behalf of us by Golub Capital Incorporated or the Investment Adviser, as applicable.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years presented:

	For the years ended September 30,			Variances
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In thousands)
Net realized gain (loss) on investments	$1,997	$(40)	$(3,972)	$2,037	$3,932
Net realized gain on TRS	40	—	—	40	—
Net realized (loss) gain	2,037	(40)	(3,972)	2,077	3,932
Unrealized depreciation on investments	(8,748)	(8,150)	(14,652)	(598)	6,502
Unrealized appreciation on investments	7,220	11,071	13,163	(3,851)	(2,092)
Unrealized depreciation on TRS	(1,845)	—	—	(1,845)	—
Unrealized depreciation on financial futures contracts	(141)	—	—	(141)	—
Net change in unrealized (depreciation) appreciation on investments and derivative instruments	$(3,514)	$2,921	$(1,489)	$(6,435)	$4,410

For the year ended September 30, 2011, we had $8.7 million in unrealized depreciation on 76 portfolio company investments, which was partially offset by $7.2 million in unrealized appreciation on 62 portfolio company investments. Unrealized depreciation primarily resulted from negative credit related adjustments which caused a reduction in fair value. Unrealized appreciation during the year ended September 30, 2011 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation.

For the year ended September 30, 2010, we had $11.1 million in unrealized appreciation on 77 portfolio company investments, which was partially offset by $8.2 million in unrealized depreciation on 34 portfolio company investments. Unrealized appreciation during the year ended September 30, 2010 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation primarily resulted from negative credit related adjustments which caused a reduction in fair value.

For the year ended September 30, 2009, we had $14.7 million in unrealized depreciation on 52 portfolio company investments, which was partially offset by $13.2 million in unrealized appreciation on 63 portfolio company investments. Unrealized appreciation during the year ended September 30, 2009 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation primarily resulted from negative credit related adjustments which caused a reduction in fair value.

On June 17, 2011, we entered into the TRS with Citibank. The purpose of entering into the TRS was to gain economic exposure to a portfolio of broadly syndicated loans. Generally, under the terms of a total return swap, one party agrees to make periodic payments to another party based on the change in the market value of the assets referenced by the total return swap, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. Realized gains and losses on the TRS are composed of any gains or losses on the referenced portfolio of loans as well as the net interest received or owed at the time of the quarterly settlement. Unrealized gains and losses on the TRS are composed of the net interest income earned or interest expense owed during the period that was not previously settled as well as the change in fair value of the referenced portfolio of loans. The unrealized depreciation on the TRS, which was $1.8 million for the year ended September 30, 2011, was a result of mark-to-market adjustments on the broadly syndicated loans referenced in the TRS during our fourth fiscal quarter of 2011. We view the mark-to-market adjustments on the broadly syndicated loans as temporary as the marks were driven by market yield adjustments and were not due to credit issues. Due to the post September 30, 2011 market rally in the broadly syndicated loan market as well as an increase in the net interest accrued on the TRS, the unrealized depreciation on the TRS was $0.5 million as of November 30, 2011, which is a $1.4 million increase from the fair value at September 30, 2011.

In September 2011, we entered into ten-year U.S. Treasury futures contracts to mitigate our exposure to adverse fluctuation in interest rates related to our SBA debentures. Based on the daily fluctuation of the fair value of the referenced securities of the financial futures, the Company records an unrealized gain or loss equal to the daily fluctuation in fair value. Upon maturity or settlement of the futures contracts, the Company will realize a gain or loss based on the difference of the fair value of the financial futures contracts at inception and the fair value of the futures contracts at settlement or maturity. For the year ended September 30, 2011, the unrealized depreciation related to this future was $0.1 million as a result of the decline in the ten-year U.S. Treasury rate from the date of entrance into the futures contracts to September 30, 2011.

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

For the year ended September 30, 2011, we experienced a net decrease in cash and cash equivalents of $14.9 million. During the period we used $118.1 million in operating activities, primarily as a result of fundings of portfolio investments of $326.3 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $217.9 million and net investment income of $22.8 million. During the same period, cash provided by investment activities of $8.4 million was driven by the change in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $94.9 million, primarily due to net proceeds from the follow-on offering of $59.4 million and borrowings on debt of $63.7 million, partially offset by distributions paid of $23.9 million.

For the year ended September 30, 2010, we experienced a net increase in cash and cash equivalents of $61.2 million. During the period, net cash provided by operating activities was $65.9 million, primarily as a result of principal payments and sales of portfolio investments of $181.9 million and net investment income of $23.4 million, partially offset by fundings of investments of $144.1 million. During the same period, cash used in investment activities of $1.2 million was driven by the change in restricted cash and cash equivalents. Lastly, cash used in financing activities was primarily a result of repayments of debt of $315.3 million offset by borrowing on debt of $174.0 million and proceeds from our initial public offering, net of underwriting costs of $119.0 million.

For the year ended September 30, 2009, there was no change in cash and cash equivalents. During the period we used $221.4 million in operating activities, primarily as a result of fundings of portfolio investments of $383.7 million. This was partially offset by proceeds from principal payments sales of portfolio investments of $104.0 million, proceeds from revolving loans of $39.0 million and net investment income of $25.5 million. During the same period, cash used in investment activities of $26.4 million was driven by the change in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $247.8 million, primarily due to borrowings on debt of $263.8 million and proceeds from members’ equity contributions of $58.9 million, partially offset by repayments of debt of $71.5 million.

As of September 30, 2011 and 2010, we had cash and cash equivalents of $46.4 million and $61.2 million, respectively. In addition, we had restricted cash and cash equivalents of $23.4 million and $31.8 million as of September 30, 2011 and 2010, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. $21.4 million of our restricted cash and cash equivalents can be used to fund new investments that meet the investment guidelines established in the Debt Securitization, which are described in further detail in Note 6 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitization. $0.3 million of the restricted cash and cash equivalents is used to fund investments that meet the guidelines under our Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. The remaining $1.7 million of restricted cash and cash equivalents can be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBIC, which are described in further detail in Note 6 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

At September 30, 2011 and September 30, 2010, our investment portfolio included $1.9 million and $48.2 million, respectively, in liquid, broadly syndicated loans. We anticipate selling the remaining $1.9 million in future periods as we find opportunities to redeploy those assets into higher yielding investments. For the years ended September 30, 2011 and 2010, we had sales of broadly syndicated loans aggregating approximately $61.1 million and $1.2 million, respectively.

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

We believe we have sufficient liquidity to fund new investments through our long-term, low-cost and highly flexible debt facilities — the Debt Securitization, our Credit Facility, and our SBIC.

We believe that our existing cash and cash equivalents as of September 30, 2011 will be sufficient to fund our anticipated requirements through at least September 30, 2012.

Portfolio Composition, Investment Activity and Yield

The following table summarizes portfolio composition and investment activity as of and for the years ended September 30, 2011, 2010 and 2009:

	As of and for the years ended September 30,
	2011	2010	2009
	(In thousands)
Investments, at fair value	$459,827	$344,869	$376,294
Number of portfolio investments	103	94	95
New investment fundings	$326,260	$144,098	$383,713
Principal payments and sales of portfolio investments	$217,884	$181,850	$104,014

The following table shows the par, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2011(1)			As of September 30, 2010(1)
	Par	Amortized Cost	Fair Value	Par	Amortized Cost	Fair Value
	(In thousands)
Senior Secured:
Performing	$203,647	$201,018	$200,940	$231,404	$223,962	$223,953
Non-accrual(2)	9,078	8,711	2,891	4,422	4,346	3,095
Unitranche:
Performing	178,854	176,393	177,880	91,931	90,309	90,369
Non-accrual(2)	—	—	—	—	—	—
Second Lien(3):
Performing	21,922	21,531	21,922	11,396	11,192	11,380
Non-accrual(2)	—	—	—	—	—	—
Subordinated Debt:
Performing	46,804	45,888	46,804	13,436	13,091	13,436
Non-accrual(2)	—	—	—	—	—	—
Equity	N/A	9,420	9,390	N/A	2,636	2,636
Total	$460,305	$462,961	$459,827	$352,589	$345,536	$344,869

(1)	Fourteen and six of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of September 30, 2011 and September 30, 2010, respectively.
(2)	We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will not be collected. See “— Critical Accounting Policies — Revenue Recognition.”
(3)	Second lien loans included $12.3 million and zero of loans structured as first lien last out term loans as of September 30, 2011 and September 30, 2010, respectively.

The following table shows the weighted average rate, spread over LIBOR and fees on investments originated and the weighted average rate on full principal payments and sales of investments during the years ended September 30, 2011 and 2010:

	For the years ended September 30,
	2011	2010
Weighted average rate of new investment fundings	8.1%	8.1%
Weighted average spread over LIBOR of new investment fundings	6.8%	6.5%
Weighted average fees of new investment fundings	1.6%	1.7%
Weighted average rate of sales and payoffs of portfolio companies	6.3%	6.5%

For the years ended September 30, 2011, 2010 and 2009, the weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of income producing loans in our portfolio was 8.6%, 8.4% and 8.1%, respectively. As of September 30, 2011, 78.8% and 79.0% of our portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2010, 59.2% and 60.0% of our portfolio at fair value and at cost, respectively, had interest rate floors that limited minimum interest rates on such loans.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of September 30, 2011 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt Securitization	$174.0	$—	$—	$—	$174.0
SBA Debentures	61.3	—	—	—	61.3
Credit Facility	2.4	—	—	2.4	—
Unfunded commitments(1)	49.4	49.4	—	—	—
Total contractual obligations	$287.1	$49.4	$—	$2.4	$235.3

(1)	Unfunded commitments represented all amounts unfunded as of September 30, 2011. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one-year category, as this entire amount was eligible for funding to the borrowers as of September 30, 2011.

The Notes offered in the Debt Securitization are scheduled to mature on July 20, 2021. The SBA Debentures are scheduled to mature between March 2021 and March 2022. The Credit Facility is scheduled to mature on October 21, 2015.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2011 and September 30, 2010, we had outstanding commitments to fund investments totaling $49.4 million and $26.6 million, respectively.

Our derivative instruments contain elements of off-balance sheet market and credit risk. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of our derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of these derivative instruments and may realize a loss. We minimize market risk through monitoring our investments. In addition to market risk, we have credit risk that a counterparty will not be able to meet its obligations to us. It is our policy to review, as necessary, the credit standing of each counterparty.

We have certain contracts under which we have material future commitments. We have entered into the Investment Advisory Agreement with GC Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective upon the pricing of our initial public offering and was amended and restated on July 16, 2010 in order to offset fees payable in connection with the Debt Securitization against the base management fee. Under the Investment Advisory Agreement, GC Advisors provides us with investment advisory and management services. For these services, we pay (1) a management fee equal to a percentage of the average adjusted value of our gross assets and (2) an incentive fee based on our performance. To the extent that GC Advisors or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of ours, we intend to reduce the base management fee by an amount equal to the product of (1) the total fees paid to GC Advisors by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity that is owned, directly or indirectly, by us.

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

If any of the contractual obligations discussed above is terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we receive under our Investment Advisory Agreement and our Administration Agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required under the Code to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our net stockholders on an annual basis. Additionally, we must meet the annual distribution requirements of the U.S. federal excise tax rules. We intend to distribute quarterly distributions to our stockholders as determined by our board of directors.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into an Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.
•	GC Service provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.
•	We have entered into a license agreement with Golub Capital Management LLC, pursuant to which Golub Capital Management LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”
•	Under the Staffing Agreement, Golub Capital has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis.
•	Golub Capital and its affiliates purchased an aggregate of $2.0 million of shares in our common stock offering that closed on April 6, 2011. In addition, Mr. William M. Webster IV, one of our directors, purchased 25,000 shares in our common stock offering.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

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

Our board of directors is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.

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

We follow ASC 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Our fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial instruments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the financial instrument. The following section describes the valuation techniques used by us to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized.

Money market accounts held at large financial institutions and derivatives that are valued based on quoted market prices in active markets are categorized in Level 1 of the fair value hierarchy. All other financial instruments that were recorded at fair value as of September 30, 2011 were valued using Level 3 inputs of the fair value hierarchy. As of September 30, 2010, we also invested in commercial paper, which is a Level 2 investment.

Level 1 assets are valued using quoted market prices. Level 2 assets are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments. Financial instruments that are recorded at Level 3 of the valuation hierarchy are our debt and equity investments, as well as our investment in a TRS. Level 3 assets are valued at fair value as determined in good faith by the board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of our valuation of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

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

The referenced portfolio of loans of the TRS is valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us and the board of directors for review and testing. To the extent that we or the board of directors has any questions or concerns regarding the valuation of the reference portfolio of loans, such valuation will be discussed or challenged pursuant to the terms of the TRS.

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income:  Our board of directors determines the fair value of our portfolio of investments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK is not likely to be collectible. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

We record the fair value of the futures contracts based on the unrealized gain or loss of the reference securities of the futures contracts. Upon maturity or settlement of the futures contracts, we will realize a gain or loss based on the difference of the fair value of the futures contracts at inception and the fair value of the futures contracts at settlement or maturity. This gain or loss would be included on the consolidated statements of operations as net realized gain (loss) on derivative instruments.

We record the fair value of our investment in the TRS based on the unrealized gain or loss of the reference securities of the TRS. Realized gains and losses on the TRS are composed of any gains or losses on the referenced portfolio of loans as well as the net interest received or owed at the time of the quarterly settlement. Unrealized gains and losses on the TRS are composed of the net interest income earned or interest expense owed during the period that was not previously settled as well as the change in fair value of the referenced portfolio of loans.

Non-accrual:  Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans were $2.9 million and $3.1 million as of September 30, 2011 and September 30, 2010, respectively.

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

We entered into ten-year U.S. Treasury futures contracts in September 2011 to mitigate our risks associated with a rising ten-year U.S. Treasury rate. This transaction insulates against adverse changes in such rate, but also limits our ability to participate in the benefits of lower interest rates.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The management of Golub Capital BDC, Inc. (“GBDC,” and collectively with its subsidiaries, the “Company,” “we,” “us,” “our” and “Golub Capital BDC”), are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Golub Capital BDC’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Golub Capital BDC, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Golub Capital BDC’s internal control over financial reporting as of September 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management believes that, as of September 30, 2011, our internal control over financial reporting is effective based on those criteria.

Golub Capital BDC’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2011. This report appears on page 78.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Golub Capital BDC, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Golub Capital BDC, Inc. and Subsidiaries (the “Company”) (formerly known as Golub Capital BDC LLC and Golub Capital Master Funding LLC) as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of September 30, 2011 and 2010, by correspondence with custodian, loan agent or borrower; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golub Capital BDC, Inc. and Subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

As explained in Note 5, the consolidated financial statements include investments valued at approximately $457,982,000 (144.6% of net assets) and approximately $344,869,000 (132.3% of net assets) as of September 30, 2011 and 2010, respectively, whose fair values have been estimated by management in the absence of readily ascertainable fair values.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Golub Capital BDC, Inc.'s and Subsidiaries’ internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 8, 2011 expressed an unqualified opinion on the effectiveness of Golub Capital BDC Inc.’s and Subsidiaries’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
December 8, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Golub Capital BDC, Inc. and Subsidiaries

We have audited Golub Capital BDC, Inc. and Subsidiaries’ (the “Company”) (formerly known as Golub Capital BDC LLC and Golub Capital Master Funding LLC) internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Golub Capital BDC, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2011 of Golub Capital BDC, Inc. and Subsidiaries and our report dated December 8, 2011 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
December 8, 2011

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30,
	2011	2010
Assets
Investments, at fair value (cost of $462,961 and $345,536, respectively)	$459,827	$344,869
Cash and cash equivalents	46,350	61,219
Restricted cash and cash equivalents	23,416	31,771
Interest receivable	3,063	1,956
Cash collateral on deposit with custodian	21,162	—
Deferred financing costs	5,345	2,748
Other assets	481	200
Total Assets	$559,644	$442,763
Liabilities
Debt	$237,683	$174,000
Payable for investments purchased	—	5,328
Interest payable	1,066	1,167
Management and incentive fees payable	1,608	1,008
Unrealized depreciation on derivative instruments	1,986	—
Accounts payable and accrued expenses	752	719
Total Liabilities	243,095	182,222
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2011 and September 30, 2010	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 21,733,903 and 17,712,444 shares issued and outstanding as of September 30, 2011 and September 30, 2010, respectively	22	18
Paid in capital in excess of par	318,302	258,568
Capital distributions in excess of net investment income	(398)	—
Net unrealized (depreciation) appreciation on investments and derivative instruments	(1,519)	1,995
Net realized gain (loss) on investments and derivative instruments	142	(40)
Total Net Assets	316,549	260,541
Total Liabilities and Total Net Assets	$559,644	$442,763
Number of common shares outstanding	21,733,903	17,712,444
Net asset value per common share	$14.56	$14.71

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years ended September 30,
	2011	2010	2009
Investment income
Interest	$39,150	$33,150	$33,338
Total investment income	39,150	33,150	33,338
Expenses
Interest and other debt financing expenses	6,550	3,525	4,547
Base management fee	5,789	3,328	2,849
Incentive fee	348	55	—
Professional fees relating to registration statement	—	788	—
Professional fees	2,204	1,050	131
Administrative service fee	837	583	—
General and administrative expenses	606	454	333
Total expenses	16,334	9,783	7,860
Net investment income	22,816	23,367	25,478
Net gain (loss) on investments
Net realized gain (loss) on investments	1,997	(40)	(3,972)
Net realized gain on derivative instruments	40	—	—
Net change in unrealized (depreciation) appreciation on investments	(1,528)	2,921	(1,489)
Net change in unrealized depreciation on derivative instruments	(1,986)	—	—
Net (loss) gain on investments	(1,477)	2,881	(5,461)
Net increase in net assets resulting from operations	$21,339	$26,248	$20,017
Per Common Share Data
Basic and diluted earnings per common share(1)	$1.09	N/A	N/A
Dividends and distributions declared per common share(1)	$1.27	N/A	N/A
Basic and diluted weighted average common shares outstanding(1)	19,631,797	N/A	N/A

(1)	For historical periods that include financial results prior to April 1, 2010, the Company did not have common shares outstanding or an equivalent and, therefore, earnings per share, dividends and distributions declared per common share and weighted average shares outstanding information for periods that include financial results prior to April 1, 2010 are not provided. Earnings per share for the two fiscal quarters subsequent to April 1, 2010 are included in Note 15. Selected Quarterly Financial Data (unaudited).

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Members’ Equity	Common Stock		Paid in Capital in Excess of Par	Capital Distributions in Excess of Net Investment Income	Net Unrealized Appreciation (Depreciation) on Investments and Derivative Instruments	Net Realized Gain (Loss) on Investments and Derivative Instruments	Total Net Assets
		Shares	Par Amount
Balance at September 30, 2008	$16,853	—	$—	$—	$—	$—	$—	$16,853
Members’ equity contributions	59,250	—	—	—	—	—	—	59,250
Members’ equity distributions	(3,368)	—	—	—	—	—	—	(3,368)
Net decrease in net assets resulting from operations	20,017	—	—	—	—	—	—	20,017
Balance at September 30, 2009	92,752	—	—	—	—	—	—	92,752
Members’ equity contributions	47,209	—	—	—	—	—	—	47,209
Members’ equity distributions	(13,530)	—	—	—	—	—	—	(13,530)
Net increase in net assets resulting from operations for period October 1, 2009 to April 13, 2010	15,672	—	—	—	—	—	—	15,672
Golub Capital BDC Conversion(1)	(142,103)	8,984,863	9	142,094	—	—	—	—
Issuance of common stock, net of offering and underwriting costs(2)	—	8,727,581	9	117,596	—	—	—	117,605
Net increase in net assets resulting from operations for period April 14, 2010 to June 30, 2010	—	—	—	—	8,620	1,995	(40)	10,575
Dividends and distributions	—	—	—	—	(9,742)	—	—	(9,742)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	—	(1,122)	1,122			—
Balance at September 30, 2010	—	17,712,444	18	258,568	—	1,995	(40)	260,541
Issuance of common stock, net of offering and underwriting costs(3)		3,953,257	4	58,606	—	—	—	58,610
Net increase in net assets resulting from operations	—	—	—	—	22,816	(3,514)	2,037	21,339
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	—	68,202	—	1,128	—	—	—	1,128
Dividends and distributions	—	—	—	—	(23,254)	—	(1,815)	(25,069)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	—	—	40	—	(40)	—
Balance at September 30, 2011	$—	21,733,903	$22	$318,302	$(398)	$(1,519)	$142	$316,549

(1)	Immediately prior to the initial public offering, Golub Capital BDC LLC converted from a limited liability company leaving Golub Capital BDC, Inc. as the surviving entity. Golub Capital BDC, Inc. issued 8,984,863 shares of common stock to existing Golub Capital BDC LLC owners in connection with the conversion.
(2)	On April 14, 2010, Golub Capital BDC, Inc. priced its initial public offering, selling 7,100,000 shares of its common stock at a public offering price of $14.50 per share. Concurrent with this offering, an additional 1,322,581 shares were sold through a private placement also at $14.50 per share. On May 19, 2010, an additional 305,000 shares were issued at $14.50 per share upon exercise of the underwriters’ over-allotment option.
(3)	On April 6, 2011, Golub Capital BDC, Inc. closed on a public offering of 3,500,000 shares of its common stock at a public offering price of $15.75 per share. On May 2, 2011, Golub Capital BDC, Inc. sold an additional 453,257 shares of its common stock at a public offering price of $15.75 per share pursuant to the underwriters’ partial exercise of the over-allotment option granted.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended September 30,
	2011	2010	2009
Cash flows from operating activities
Net increase in net assets resulting from operations	$21,339	$26,248	$20,017
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred financing costs	848	134	410
Amortization of discount and premium	(5,074)	(7,654)	(5,598)
Net realized (gain) loss on investments	(1,997)	40	3,972
Net realized (gain) on derivative instruments	(40)	—	—
Net change in unrealized depreciation (appreciation) on investments	1,528	(2,921)	1,489
Net change in unrealized depreciation on derivative instruments	1,986	—	—
(Fundings of) proceeds from revolving loans, net	(1,037)	4,208	39,014
Fundings of investments	(326,260)	(144,098)	(383,713)
Proceeds from principal payments and sales of portfolio investments	217,884	181,850	104,014
Proceeds from derivative instruments	40	—	—
Changes in operating assets and liabilities:
Interest receivable	(1,107)	242	(1,411)
Cash collateral on deposit with custodian	(21,162)	—	—
Other assets	(281)	(185)	4
Payable for investments purchased	(5,328)	5,328	—
Interest payable	(101)	1,037	(82)
Management and incentive fees payable	600	759	—
Accounts payable and accrued expenses	33	930	485
Net cash (used in) provided by operating activities	(118,129)	65,918	(221,399)
Cash flows from investing activities
Net change in restricted cash and cash equivalents	8,355	(1,157)	(26,362)
Net cash provided by (used in) investing activities	8,355	(1,157)	(26,362)
Cash flows from financing activities
Borrowings on debt	63,683	174,000	263,754
Repayments of debt	—	(315,306)	(71,531)
Capitalized debt financing costs	(3,448)	(2,882)	—
Proceeds from members’ equity contributions	—	46,313	58,906
Payments of members’ equity distributions	—	(13,530)	(3,368)
Proceeds from shares sold, net of underwriting costs	59,420	119,034	—
Offering costs paid	(810)	(1,429)	—
Dividends and distributions paid	(23,940)	(9,742)	—
Net cash provided by (used in) financing activities	94,905	(3,542)	247,761
Net change in cash and cash equivalents	(14,869)	61,219	—
Cash and cash equivalents, beginning of period	61,219	—	—
Cash and cash equivalents, end of period	$46,350	$61,219	$—
Supplemental information:
Cash paid during the period for interest	$5,803	$2,355	$4,219
Obligations of Company paid by members of Golub Capital BDC LLC	—	896	344
Dividends and distributions declared during the period	(25,069)	(9,742)	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments
September 30, 2011
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal Amount	Cost	Percentage of Net Assets	Fair Value
Investments
Canada
Debt investments
Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.(6)	Subordinated debt	N/A	14.50%		11/2015	$2,799	$2,748	0.8%	$2,799
Total Canada (cost $2,748)						$2,799	$2,748	0.8%	$2,799
Fair Value as percentage of Principal Amount									100.0%
United States
Debt investments
Aerospace and Defense
Whitcraft LLC	Subordinated debt	N/A	12.00%		12/2018	$1,877	$1,843	0.6%	$1,877
Automobile
CLP Auto Interior Corporation*	Senior loan	L + 4.75%	4.99%		06/2013	3,146	3,146	0.9	2,988
Driven Brands, Inc.*	Senior loan	L + 5.00%	6.53%		10/2014	5,109	5,109	1.6	5,108
						8,255	8,255	2.5	8,096
Banking
Prommis Solutions Inc.*(5)	Senior loan	P + 2.00%	5.25%		02/2013	1,237	1,237	0.2	928
						1,237	1,237	0.2	928
Beverage, Food and Tobacco
ABP Corporation*	Senior loan	L + 5.25%	6.75%		06/2016	4,582	4,498	1.4	4,581
ABP Corporation(3)	Senior loan	L + 5.25%	N/A	(4)	06/2016	—	(7)	—	—
Ameriqual Group, LLC*	Senior loan	L + 5.00%	6.51%		03/2016	1,960	1,924	0.6	1,960
Ameriqual Group, LLC*	Senior loan	L + 7.50%	9.00%		03/2016	848	833	0.3	848
Atkins Nutrionals, Inc.	Second lien	L + 10.92%	12.92%		12/2015	5,028	4,944	1.6	5,028
Bertucci’s Corporation*	Second lien	L + 11.26%	14.27%		07/2012	1,943	1,921	0.6	1,943
IL Fornaio Corporation*	Senior loan	L + 5.25%	6.50%		06/2017	4,831	4,808	1.5	4,807
Julio & Sons Company(3)	Senior loan	L + 7.00%	N/A	(4)	09/2014	—	(22)	—	(22)
Julio & Sons Company(3)	Senior loan	L + 7.00%	N/A	(4)	09/2016	—	(15)	—	(15)
Julio & Sons Company*	Senior loan	L + 7.00%	8.50%		09/2016	7,175	7,104	2.2	7,103
Noodles & Company*	Senior loan	L + 4.50%	5.75%		02/2016	1,621	1,607	0.5	1,621
Richelieu Foods, Inc.*	Senior loan	L + 5.00%	6.76%		11/2015	2,225	2,174	0.7	2,225
Richelieu Foods, Inc.	Senior loan	P + 4.00%	7.25%		11/2015	132	119	—	132
						30,345	29,888	9.4	30,211
Building and Real Estate
American Fire Protection Group, Inc.(5)	Senior loan	L + 6.75%	9.00%		06/2011	4,422	4,124	0.3	1,105
ASP PDM Acquisition Co. LLC*	Senior loan	L + 2.75%	3.29%		12/2013	457	436	0.1	411
Infiltrator Systems, Inc.*	Senior loan	L + 5.50%	8.50%		09/2012	7,548	7,405	2.4	7,548
ITEL Laboratories, Inc.*	Senior loan	L + 4.50%	5.75%		03/2014	7,633	7,556	2.4	7,633
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%		03/2012	118	118	—	118
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%		03/2013	2,600	2,598	0.7	2,080
Tecta America Corp.	Senior loan	P + 5.75%	9.00%		03/2014	2,285	2,285	0.6	2,029
						25,063	24,522	6.5	20,924
Cargo Transport
TMW Systems, Inc.*	Senior loan	L + 4.25%	5.80%		05/2016	2,167	2,137	0.7	2,102
Chemicals, Plastics and Rubber
Flint Trading, Inc.*	Senior loan	L + 7.25%	8.75%		06/2016	12,466	12,403	3.9	12,466
Flint Trading, Inc.(3)	Senior loan	L + 7.25%	N/A	(4)	06/2016	—	(10)	—	—
Syrgis Holdings, Inc.*	Senior loan	L + 5.50%	7.75%		08/2012	186	182	0.1	186
Syrgis Holdings, Inc.*	Senior loan	L + 6.00%	8.25%		08/2013	864	836	0.3	864
Syrgis Holdings, Inc.*	Senior loan	L + 8.50%	10.75%		02/2014	474	457	0.1	474
						13,990	13,868	4.4	13,990

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2011
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.75%	6.65%		08/2015	$23	$22	—%	$23
Fort Dearborn Company*	Senior loan	L + 5.25%	7.12%		08/2016	49	48	—	49
Fort Dearborn Company*	Senior loan	L + 4.75%	6.50%		08/2015	1,473	1,450	0.5	1,473
Fort Dearborn Company*	Senior loan	L + 5.25%	7.00%		08/2016	3,258	3,205	1.0	3,258
						4,803	4,725	1.5	4,803
Diversified Conglomerate Manufacturing
Heat Transfer Parent, Inc.*	Senior loan	L + 3.00%	3..24%		06/2013	1,790	1,748	0.5	1,682
Neptco Inc.(6)	Senior loan	L + 6.00%	8.00%		03/2013	3,920	3,838	1.1	3,607
OnCore Manufacturing LLC*	Senior loan	L + 8.00%	11.00%		06/2016	3,542	3,482	1.2	3,648
Pasternack Enterprises, Inc.*	Senior loan	L + 4.50%	6.00%		02/2014	4,467	4,381	1.4	4,377
Sunless Merger Sub, Inc*	Senior loan	L + 5.00%	6.25%		07/2016	2,412	2,400	0.8	2,400
Sunless Merger Sub, Inc(3)	Senior loan	L + 5.00%	N/A	(4)	07/2016	—	(1)	—	(1)
Tecomet Inc.(3)	Senior loan	L + 5.25%	N/A	(4)	12/2015	—	(7)	—	—
Tecomet Inc.*	Senior loan	L + 5.25%	7.00%		12/2015	4,564	4,520	1.4	4,564
Vintage Parts, Inc.*	Senior loan	L + 5.50%	5.75%		12/2013	6,596	6,534	2.0	6,398
Vintage Parts, Inc.*	Senior loan	L + 6.00%	8.50%		12/2013	92	92	—	92
Vintage Parts, Inc.*	Senior loan	L + 8.00%	9.75%		12/2013	1,378	1,415	0.4	1,420
						28,761	28,402	8.8	28,187
Diversified Conglomerate Service
Benetech, Inc.*	Senior loan	L + 5.00%	5.22%		12/2013	8,845	8,649	2.8	8,845
CIBT Holdings(3)	Senior loan	L + 4.75%	N/A	(4)	12/2015	—	(3)	—	—
CIBT Holdings*	Senior loan	L + 4.75%	6.50%		12/2015	1,055	1,055	0.3	1,055
Compass Group Diversified Holdings, LLC*	Senior loan	L + 4.00%	4.25%		12/2013	4,444	4,444	1.4	4,444
Cortz, Inc.*	Senior loan	L + 5.50%	7.00%		03/2014	6,624	6,585	2.1	6,624
Digital Technology International, LLC.(3)	Senior loan	P + 6.00%	N/A	(4)	09/2016	—	(9)	—	(9)
Digital Technology International, LLC.	Senior loan	L + 7.25%	8.75%		09/2016	6,495	6,365	2.0	6,430
EAG, Inc.*	Senior loan	P + 3.50%	6.75%		07/2017	2,732	2,687	0.9	2,732
Evolution1, Inc.(3)	Senior loan	L + 4.75%	N/A	(4)	06/2016	—	(24)	—	(33)
Evolution1, Inc.(3)	Senior loan	L + 4.75%	N/A	(4)	06/2016	—	(5)	—	(7)
Evolution1, Inc.*	Senior loan	L + 4.75%	6.25%		06/2016	4,654	4,588	1.4	4,561
HighJump Acquisition LLC(3)	Senior loan	L + 8.75%	N/A	(4)	07/2016	—	(15)	—	(16)
HighJump Acquisition LLC	Senior loan	L + 8.75%	10.00%		07/2016	5,496	5,417	1.7	5,469
NS Holdings, Inc.*(3)	Senior loan	L + 6.25%	N/A	(4)	06/2015	—	(6)	—	—
NS Holdings, Inc.*	Senior loan	L + 6.28%	7.65%		06/2015	2,140	2,107	0.7	2,140
QuadraMed Corporation*	Senior loan	L + 5.25%	6.75%		07/2016	1,215	1,203	0.4	1,202
Royall & Company*	Senior loan	L + 5.00%	6.50%		11/2015	770	757	0.2	770
The Service Companies, Inc.*	Senior loan	L + 6.50%	9.00%		03/2014	5,573	5,573	1.8	5,573
Sumtotal Systems, Inc.*	Senior loan	L + 4.25%	5.50%		12/2015	1,552	1,536	0.5	1,552
						51,595	50,904	16.2	51,332
Diversified Natural Resources, Precious Metals, and Minerals
Metal Spinners, Inc.*	Senior loan	L + 7.00%	10.00%		12/2014	1,728	1,681	0.5	1,728
Metal Spinners, Inc.*(6)	Senior loan	L + 11.00%	14.00%		12/2014	3,153	3,072	1.0	3,153
						4,881	4,753	1.5	4,881
Electronics
Cape Electrical Supply LLC*(6)	Senior loan	L + 6.25%	7.50%		11/2013	1,973	1,899	0.6	1,973
Entrust, Inc.*	Senior loan	L + 7.22%	8.72%		03/2017	4,273	4,259	1.3	4,273
Entrust, Inc.*	Senior loan	L + 7.23%	8.73%		03/2017	9,971	9,961	3.1	9,971
Syncsort Incorporated(3)	Senior loan	L + 5.50%	N/A	(4)	03/2015	—	(6)	—	—
Syncsort Incorporated*	Senior loan	L + 5.50%	7.50%		03/2015	8,981	8,981	2.8	8,981
Time-O-Matic, Inc.(6)	Subordinated debt	N/A	13.25%		12/2016	11,416	11,199	3.6	11,416
						36,614	36,293	11.4	36,614
Farming and Agriculture
AGData, L.P.	Senior loan	L + 6.25%	7.75%		08/2016	2,972	2,931	0.9	2,972
Finance
Bonddesk Group LLC*	Senior loan	L + 5.00%	6.50%		09/2016	1,018	1,008	0.3	1,008
Pillar Processing LLC*	Senior loan	L + 5.50%	5.73%		05/2014	3,125	3,125	0.9	2,969
Pillar Processing LLC*	Senior loan	N/A	14.50%		11/2013	3,018	3,012	0.9	2,807
						7,161	7,145	2.1	6,784

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2011
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Healthcare, Education and Childcare
ADG, LLC(3)	Senior loan	L + 4.75%	N/A	(4)	03/2014	—	(5)	—	—
ADG, LLC	Senior loan	P + 3.75%	7.00%		03/2014	21	17	—	21
ADG, LLC*	Senior loan	L + 4.75%	6.25%		03/2014	3,389	3,389	1.1	3,389
Advanced Pain Management Holdings, Inc.(6)	Subordinated debt	N/A	14.00%		06/2016	7,798	7,632	2.5	7,798
Avatar International, LLC*	Senior loan	L + 7.50%	8.75%		09/2016	8,056	7,917	2.5	7,955
Avatar International, LLC(3)	Senior loan	L + 7.50%	N/A	(4)	09/2016	—	(10)	—	(10)
Campus Management Acquisition Corp.	Second lien	L + 8.25%	10.00%		09/2015	5,315	5,230	1.7	5,315
CHS/Community Health Systems*	Senior loan	L + 2.25%	2.57%		07/2014	519	514	0.2	486
Community Hospices of America, Inc.(3)	Senior loan	L + 5.50%	N/A	(4)	12/2015	—	(6)	—	—
Community Hospices of America, Inc.*	Senior loan	L + 5.50%	7.25%		12/2015	5,233	5,145	1.7	5,233
Community Hospices of America, Inc.(6)	Subordinated debt	L + 11.75%	13.75%		06/2016	1,822	1,784	0.6	1,822
DDC Center Inc.*	Senior loan	L + 6.50%	9.50%		10/2014	8,591	8,591	2.7	8,420
Delta Educational Systems, Inc.*	Senior loan	P + 2.75%	6.00%		06/2012	2,924	2,881	0.9	2,924
Den-Mat Holdings, LLC(5)(6)	Senior loan	L + 7.50%	8.50%		06/2014	3,419	3,350	0.3	858
Ernest Healthcare, Inc.*	Senior loan	L + 4.75%	6.25%		05/2016	2,527	2,504	0.8	2,527
G & H Wire Company, Inc.(3)	Senior loan	L + 5.50%	N/A	(4)	12/2015	—	(11)	—	—
G & H Wire Company, Inc.*	Senior loan	L + 5.50%	7.25%		12/2015	5,775	5,674	1.8	5,775
Hospitalists Management Group, LLC(3)	Senior loan	L + 4.50%	N/A	(4)	05/2017	—	(13)	—	(18)
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.00%		05/2017	415	402	0.1	397
Hospitalists Management Group, LLC	Senior loan	P + 3.50%	6.75%		05/2017	4,175	4,077	1.3	4,091
The Hygenic Corporation*	Senior loan	L + 2.50%	2.75%		04/2013	2,242	2,209	0.7	2,197
Integrated DNA Technologies, Inc.(6)	Subordinated debt	N/A	14.00%		04/2015	3,800	3,752	1.2	3,800
Integrated DNA Technologies, Inc.(6)	Subordinated debt	N/A	14.00%		04/2015	450	444	0.1	450
Integrated DNA Technologies, Inc.(3)	Subordinated debt	N/A	N/A	(4)	04/2015	—	(6)	—	—
Maverick Healthcare Group, LLC*	Senior loan	L + 5.50%	7.25%		12/2016	2,251	2,219	0.7	2,251
NeuroTherm, Inc.	Senior loan	L + 5.00%	6.50%		02/2016	243	236	0.1	243
NeuroTherm, Inc.*	Senior loan	L + 5.00%	6.50%		02/2016	1,707	1,673	0.5	1,707
Reliant Pro ReHab, LLC*	Senior loan	L + 4.75%	6.00%		06/2016	3,793	3,730	1.2	3,755
Reliant Pro ReHab, LLC(3)	Senior loan	L + 4.75%	N/A	(4)	06/2016	—	(21)	—	(18)
Reliant Pro ReHab, LLC(3)	Senior loan	L + 4.75%	N/A	(4)	06/2016	—	(10)	—	(6)
Sterilmed, Inc.*(6)	Senior loan	L + 8.50%	10.00%		07/2016	3,079	3,079	1.0	3,079
Sterilmed, Inc.(3)	Senior loan	L + 6.25%	N/A	(4)	07/2015	—	(7)	—	—
Surgical Information Systems, LLC	Second lien	L + 7.73%	9.23%		12/2015	5,047	4,961	1.6	5,047
TIDI Products, LLC*	Senior loan	L + 5.00%	6.50%		05/2015	2,228	2,228	0.7	2,228
TIDI Products, LLC(3)	Senior loan	L + 5.00%	N/A	(4)	05/2015	—	(5)	—	—
United Surgical Partners International, Inc.*	Senior loan	L + 2.00%	2.24%		04/2014	1,514	1,514	0.5	1,430
						86,333	85,058	26.5	83,146

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2011
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Home and Office Furnishings, Housewares, and Durable Consumer
Amerifile, LLC*	Senior loan	L + 5.00%	6.50%		03/2016	4,434	4,375	1.4	4,434
Top Knobs USA, Inc.*	Senior loan	L + 5.75%	7.75%		11/2016	1,176	1,156	0.4	1,176
WII Components, Inc.*	Senior loan	L + 4.75%	6.25%		07/2016	1,824	1,798	0.6	1,797
WII Components, Inc.(3)	Senior loan	L + 4.75%	N/A	(4)	07/2016	—	(2)	—	(2)
Zenith Products Corporation*	Senior loan	L + 5.00%	5.43%		09/2013	4,141	4,090	1.3	4,058
						11,575	11,417	3.7	11,463
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	Senior loan	L + 7.50%	9.50%		09/2015	389	370	0.1	389
Competitor Group, Inc.	Senior loans	L + 7.50%	N/A	(4)	09/2015	3,557	3,468	1.1	3,557
Competitor Group, Inc.*	Senior loan	L + 7.50%	9.50%		09/2015	7,783	7,629	2.5	7,783
Octane Fitness, LLC*	Senior loan	L + 4.60%	4.85%		03/2013	4,675	4,596	1.4	4,582
Optronics Product Company, Inc.*	Senior loan	L + 4.50%	5.50%		12/2012	79	77	—	79
Optronics Product Company, Inc.*	Second lien	L + 7.25%	8.25%		12/2013	2,489	2,412	0.8	2,489
Premier Yachts, Inc.(3)	Senior loan	L + 5.50%	N/A	(4)	12/2015	—	(3)	—	—
Premier Yachts, Inc.*	Senior loan	L + 5.50%	7.00%		12/2015	681	670	0.2	681
Pride Manufacturing Company, LLC*	Senior loan	L + 5.50%	7.25%		11/2015	819	805	0.3	819
						20,472	20,024	6.4	20,379
Oil and Gas
Tri-County Petroleum, Inc.(6)	Subordinated debt	N/A	14.00%		08/2015	7,206	7,077	2.3	7,206
Tri-County Petroleum, Inc.*	Senior loan	L + 5.00%	6.50%		02/2015	6,480	6,359	2.0	6,480
Tri-County Petroleum, Inc.*	Senior loan	L + 4.50%	6.02%		02/2015	3,051	3,024	1.0	3,051
						16,737	16,460	5.3	16,737
Personal and Non-Durable Consumer Products
Dr. Miracles, Inc.*(6)	Senior loan	L + 7.50%	10.00%		03/2014	$3,344	$3,317	1.0%	$3,210
Massage Envy, LLC(3)	Senior loan	L + 5.00%	N/A	(4)	06/2016	—	(1)	—	—
Massage Envy, LLC*	Senior loan	L + 5.00%	6.50%		06/2016	6,742	6,742	2.2	6,742
MTS Medication Technologies, Inc.(3)	Senior loan	P + 4.25%	N/A	(4)	06/2016	—	(2)	—	—
MTS Medication Technologies, Inc.*	Senior loan	L + 5.50%	7.00%		06/2016	1,601	1,590	0.5	1,601
Strategic Partners, Inc.(6)	Subordinated debt	N/A	14.00%		02/2017	9,636	9,415	3.1	9,636
						21,323	21,061	6.8	21,189

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2011
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Personal, Food and Miscellaneous Services
Affordable Care Inc.(3)	Senior loan	L + 5.00%	N/A	(4)	12/2015	—	(8)	—	—
Affordable Care Inc.*	Senior loan	L + 5.00%	6.50%		12/2015	3,686	3,638	1.2	3,686
Automatic Bar Controls, Inc.*	Senior loan	L + 5.75%	7.44%		03/2016	1,125	1,110	0.4	1,125
Automatic Bar Controls, Inc.(3)	Senior loan	P + 4.75%	8.00%		03/2016	2	(1)	—	2
Ignite Restaurant Group, Inc.*	Senior loan	L + 4.75%	6.25%		03/2016	6,633	6,633	2.1	6,633
NVA Acquisition Company	Senior loan	L + 4.25%	5.50%		06/2016	1,900	1,900	0.6	1,824
Restaurant Technologies, Inc.(3)	Senior loan	L + 4.75%	N/A	(4)	05/2017	—	(2)	—	—
Restaurant Technologies, Inc.*	Senior loan	L + 4.75%	6.00%		05/2017	1,116	1,106	0.4	1,116
Trusthouse Service Group, Inc.(3)	Senior loan	L + 5.13%	N/A	(4)	07/2017	—	(5)	—	(5)
Trusthouse Service Group, Inc.	Senior loan	P + 4.13%	7.38%		07/2016	3	3	—	3
Trusthouse Service Group, Inc.	Senior loan	L + 5.13%	6.63%		07/2017	1,044	1,029	0.3	1,029
Vetcor Professional Practices LLC*	Senior loan	L + 6.00%	7.50%		02/2015	1,944	1,944	0.6	1,944
Vetcor Professional Practices LLC(3)	Senior loan	L + 6.00%	N/A	(4)	02/2015	—	(120)	—	—
Vetcor Professional Practices LLC	Senior loan	L + 6.00%	7.50%		02/2015	2,020	2,020	0.6	2,020
						19,473	19,247	6.2	19,377
Printing and Publishing
Market Track, LLC(3)	Senior loan	L + 7.75%	N/A	(4)	11/2015	—	(20)	—	—
Market Track, LLC*	Senior loan	L + 7.75%	9.25%		11/2015	12,768	12,563	4.1	12,768
Trade Service Company, LLC(3)	Senior loan	L + 5.25%	N/A	(4)	06/2013	—	(1)	—	—
Trade Service Company, LLC*	Senior loan	L + 5.25%	6.75%		06/2013	1,342	1,338	0.5	1,342
Trade Service Company, LLC*(6)	Senior loan	N/A	14.00%		06/2013	765	763	0.3	765
						14,875	14,643	4.9	14,875
Retail Stores
Chuy’s OPCO, Inc.(3)	Senior loan	L + 7.00%	N/A	(4)	05/2016	—	(3)	—	—
Chuy’s OPCO, Inc.(3)	Senior loan	L + 7.00%	N/A	(4)	05/2016	—	(21)	—	—
Chuy’s OPCO, Inc.	Senior loan	L + 7.00%	8.50%		05/2016	8,639	8,458	2.8	8,639
DTLR, Inc.	Senior loan	L + 8.00%	11.00%		12/2015	5,861	5,738	1.9	5,861
The Marshall Retail Group, LLC*	Senior loan	L + 4.50%	7.25%		04/2013	2,574	2,516	0.8	2,574
The Marshall Retail Group, LLC*	Second lien	L + 6.50%	9.25%		04/2013	2,100	2,063	0.7	2,100
Rubio’s Restaurants, Inc.*	Senior loan	L + 7.00%	8.75%		06/2015	9,433	9,280	3.0	9,433
Vision Source L.P.*	Senior loan	L + 6.75%	8.00%		04/2016	13,669	13,411	4.3	13,669
Vision Source L.P.	Senior loan	L + 6.75%	8.00%		04/2016	142	131	—	142
						42,418	41,573	13.5	42,418

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2011
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Telecommunications
Hosting.com (WCP/32 Points)	Senior loan	L + 6.75%	N/A	(4)	05/2014	—	—	—	—
Hosting.com (WCP/32 Points)*	Senior loan	L + 6.75%	8.25%		05/2014	2,084	2,084	0.7	2,084
NameMedia, Inc	Senior loan	P + 5.00%	8.25%		11/2014	9	8	—	8
NameMedia, Inc	Senior loan	L + 6.00%	7.50%		11/2014	2,486	2,439	0.8	2,461
West Corporation(3)	Senior loan	L + 2.00%	N/A	(4)	10/2012	—	(124)	(0.1)	(200)
						4,579	4,407	1.4	4,353
Total debt investments United States (cost $428,825)						$457,506	$450,793	141.4%	$447,638
Fair Value as a percentage of Principal Amount

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2011
(In thousands, except derivative contracts)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount / Shares / Contracts	Cost	Percentage of Total Net Assets	Fair Value
Equity investments
Aerospace and Defense
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	$670	0.2%	$670
Whitcraft LLC	Warrant	N/A	N/A	N/A	—	—	—	117
						670	0.2	787
Beverage, Food and Tobacco
Atkins Nutrionals, Inc.	LLC interest	N/A	N/A	N/A	57	838	0.3	838
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.2	521
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	0.1	220
						1,579	0.6	1,579
Diversified Conglomerate Manufacturing
Neptco Inc.	Warrant	N/A	N/A	N/A	—	—	—	—
Sunless Merger Sub, Inc	LP interest	N/A	N/A	N/A	—	148	0.1	148
						148	0.1	148
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	—	67
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	13	1,273	0.4	1,273
Avatar International, LLC	LP Interest	N/A	N/A	N/A	1	651	0.2	651
G & H Wire Company, Inc	LP Interest	N/A	N/A	N/A	—	102	—	102
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	—	38	—	38
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	569	0.2	569
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	264	0.1	263
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	414
						3,378	1.0	3,377
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	73	—	73
Personal and Non-Durable Consumer Products
Strategic Partners, Inc.	LLC interest	N/A	N/A	N/A	169	1,691	0.5	1,691
Retail Stores
Rubio’s Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.3	799
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	936	0.3	936
						1,881	0.6	1,735
Total equity investments United States (cost $8,099)						$9,420	3.0%	$9,390
Total United States (cost $460,213)						$460,213	144.4%	$457,028
Total investments (cost $462,961)						$462,961	145.2%	$459,827
Derivatives, at fair value Futures contracts sold (Note 7)	Financial futures contracts	N/A	N/A	12/2011	250	$—	(0.1)%	$(141)
Total return swap (Note 7)	Total return swap	N/A	N/A	06/2014	N/A	$—	(0.7)%	$(1,845)
Total derivative instruments						$—	(0.7)%	$(1,986)

*	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization.

See Notes to Consolidated Financial Statements.

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR “L” or Prime “P” and which reset daily, quarterly or semiannually. For each we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2011. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2011.
(3)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	The entire commitment was unfunded at September 30, 2011. As such, no interest is being earned on this investment.
(5)	Loan was on non-accrual status as of September 30, 2011, meaning that the Company has ceased recognizing interest income on the loan.
(6)	A portion of the interest may be deferred through a payment-in-kind (“PIK”) rate option.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments
September 30, 2010
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Net Assets	Fair Value
Investments
Canada
Debt investments
Diversified Conglomerate Service
Open Text Corporation*	Senior loan	L + 2.25%	2.51%	10/2013	$1,310	$1,146	0.5%	$1,297
Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.*	Senior loan	L + 7.50%	11.50%	03/2012	4,649	4,649	1.8	4,649
Total Canada (cost $5,795)					$5,959	$5,795	2.3%	$5,946
Fair Value as percentage of Principal Amount								99.8%
United States
Debt investments
Aerospace and Defense
Thermal Solutions LLC*	Senior loan	L + 4.75%	6.00%	03/2011	$38	$38	—%	$38
Thermal Solutions LLC*	Senior loan	L + 5.25%	7.50%	03/2012	1,875	1,864	0.7	1,818
					1,913	1,902	0.7	1,856
Automobile
CLP Auto Interior Corporation*	Senior loan	L + 4.75%	5.01%	06/2013	3,223	3,223	1.2	3,126
Dealer Computer Services, Inc.*	Senior loan	L + 3.50%	5.25%	04/2017	2,414	2,402	0.9	2,420
Driven Brands, Inc.*	Senior loan	L + 5.00%	6.53%	10/2014	5,944	5,944	2.3	5,944
					11,581	11,569	4.4	11,490
Banking
Bonddesk Group LLC*	Senior loan	L + 3.00%	3.26%	08/2012	1,884	1,827	0.7	1,847
Prommis Solutions Inc.*	Senior loan	L + 2.75%	3.05%	02/2013	1,519	1,519	0.5	1,474
					3,403	3,346	1.2	3,321
Beverage, Food and Tobacco
Lone Star Beef Processors, L.P.*	Senior loan	L + 4.00%	4.75%	05/2013	3,580	3,559	1.4	3,580
ABP Corporation*	Senior loan	L + 4.50%	8.50%	02/2013	2,322	2,282	0.9	2,322
Bertucci’s Corporation*	Senior loan	L + 9.00%	12.00%	07/2012	1,964	1,915	0.8	1,964
CTI Foods Holding Co., LLC	Senior loan	L + 4.00%	6.00%	06/2015	893	885	0.3	871
					8,759	8,641	3.4	8,737
Building and Real Estate
American Fire Protection Group, Inc.(5)	Senior loan	L + 6.75%	9.00%	06/2011	4,422	4,346	1.2	3,095
Architectural Testing, Inc.*	Senior loan	L + 6.50%	9.50%	05/2013	6,497	6,497	2.5	6,497
Infiltrator Systems, Inc.*	Senior loan	L + 5.50%	8.50%	09/2012	7,819	7,505	2.9	7,507
ITEL Laboratories, Inc.*	Senior loan	L + 6.75%	9.75%	03/2014	7,826	7,764	3.0	7,826
ASP PDM Acquisition Co. LLC*	Senior loan	L + 2.75%	3.35%	12/2013	608	570	0.2	560
Best Lighting Products, Inc.*	Senior loan	L + 8.00%	10.00%	08/2012	2,432	2,370	0.9	2,432
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2012	343	342	0.1	332
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2013	2,600	2,596	0.8	2,080
Tecta America Corp.	Senior loan	L + 5.75%	6.58%	12/2011	2,864	2,864	0.7	1,904
					35,411	34,854	12.3	32,233
Cargo Transport
The Kenan Advantage Group, Inc.	Senior loan	L + 4.50%	3.59%	06/2016	244	233	0.1	248
The Kenan Advantage Group, Inc.*	Senior loan	L + 4.50%	6.25%	06/2016	3,327	3,262	1.3	3,351
Peco Pallet, Inc.*	Senior loan	L + 3.75%	4.01%	06/2013	3,978	3,835	1.5	3,939
					7,549	7,330	2.9	7,538
Chemicals, Plastics and Rubber
Celanese Holdings LLC*	Senior loan	L + 3.00%	3.53%	10/2016	693	598	0.3	682
Styron S.A.R.L.*	Senior loan	L + 5.75%	7.50%	06/2016	1,481	1,502	0.6	1,505
Syrgis Holdings, Inc.*	Senior loan	L + 5.50%	7.75%	08/2012	326	312	0.1	326
Syrgis Holdings, Inc.*	Senior loan	L + 6.00%	8.25%	08/2013	864	821	0.3	864
Syrgis Holdings, Inc.*	Senior loan	L + 8.50%	10.75%	02/2014	474	449	0.2	474
					3,838	3,682	1.5	3,851

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments — (Continued)
September 30, 2010
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 5.00%	6.86%		08/2015	102	100	—	102
Fort Dearborn Company*	Senior loan	L + 5.50%	7.37%		08/2016	227	222	0.1	227
Fort Dearborn Company*	Senior loan	L + 5.00%	6.75%		08/2015	1,553	1,523	0.6	1,553
Fort Dearborn Company*	Senior loan	L + 5.50%	7.25%		08/2016	3,291	3,226	1.3	3,291
Pelican Products, Inc.*	Senior loan	L + 5.00%	7.75%		01/2013	77	72	—	77
Pelican Products, Inc.*	Senior loan	L + 5.00%	7.75%		01/2014	2,861	2,647	1.1	2,861
Industrial Container Services, LLC*	Senior loan	L + 4.00%	4.53%		09/2011	754	743	0.3	754
						8,865	8,533	3.4	8,865
Diversified Conglomerate Manufacturing
Neptco Inc.	Senior loan	L + 5.25%	7.25%		03/2013	4,317	4,166	1.4	3,669
Pasternack Enterprises, Inc.*	Senior loan	L + 4.50%	6.00%		02/2014	4,779	4,646	1.8	4,779
Vintage Parts, Inc.*	Senior loan	L + 5.50%	5.79%		12/2013	6,551	6,480	2.5	6,551
Heat Transfer Parent, Inc.*	Senior loan	L + 3.00%	3.26%		06/2013	1,833	1,766	0.6	1,595
						17,480	17,058	6.3	16,594
Diversified Conglomerate Service
Benetech, Inc.*	Senior loan	L + 5.00%	5.26%		12/2013	8,845	8,562	3.3	8,668
Compass Group Diversified Holdings, LLC*	Senior loan	L + 4.00%	4.50%		12/2013	4,566	4,566	1.8	4,566
Cortz, Inc.*	Senior loan	L + 5.50%	8.50%		03/2014	6,540	6,493	2.5	6,540
NS Holdings, Inc.*	Senior loan	L + 4.63%	6.64%		06/2015	2,238	2,194	0.9	2,238
NS Holdings, Inc.*(3)	Senior loan	L + 6.25%	N/A	(4)	06/2015	—	(8)	—	—
Protection One, Inc.*	Senior loan	L + 4.25%	6.00%		06/2016	3,142	3,132	1.2	3,150
Savvis Communications Corporation*	Senior loan	L + 5.00%	6.75%		08/2016	2,000	1,978	0.8	2,012
The Service Companies, Inc.	Senior loan	L + 6.50%	8.50%		03/2014	5,792	5,676	2.2	5,792
						33,123	32,593	12.7	32,966
Diversified Natural Resources, Precious Metals, and Minerals
Metal Spinners, Inc.*	Senior loan	L + 7.00%	10.00%		12/2014	2,284	2,202	0.9	2,284
Metal Spinners, Inc.*(6)	Senior loan	L + 8.00%	11.00%		12/2014	3,085	2,979	1.1	2,900
Virginia Explosives & Drilling Company, Inc.	Senior loan	L + 7.00%	10.50%		05/2011	170	162	0.1	170
Virginia Explosives & Drilling Company, Inc.	Senior loan	L + 7.00%	10.50%		10/2011	2,852	2,739	1.0	2,709
						8,391	8,082	3.1	8,063
Electronics
Cape Electrical Supply LLC*	Senior loan	L + 5.75%	6.75%		11/2013	2,435	2,300	0.9	2,386
The Sloan Company, Inc.*(6)	Second lien loan	L + 7.00%	7.26%		10/2012	2,442	2,430	0.9	2,442
Syncsort Incorporated(3)	Senior loan	L + 5.50%	N/A	(4)	03/2015	—	(8)	—	—
Syncsort Incorporated	Senior loan	L + 5.50%	7.50%		03/2015	9,875	9,658	3.8	9,875
						14,752	14,380	5.6	14,703
Finance
Nuveen Investments, Inc.*	Senior loan	L + 3.00%	3.29%		11/2014	3,000	2,685	1.0	2,705
eVestment Alliance Holdings, LLC*	Senior loan	L + 6.50%	9.50%		05/2014	7,128	7,013	2.7	7,128
Pillar Processing LLC*	Senior loan	L + 5.50%	5.79%		11/2013	6,216	6,196	2.4	6,216
Pillar Processing LLC*	Senior loan	N/A	14.50%		05/2014	3,125	3,125	1.2	3,125
Wall Street Systems Holdings, Inc.*	Senior loan	L + 5.00%	8.00%		05/2013	7,875	7,875	3.0	7,875
						27,344	26,894	10.3	27,049
Grocery
JRD Holdings, Inc.*	Senior loan	L + 2.25%	2.51%		07/2014	1,241	1,097	0.5	1,195

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments — (Continued)
September 30, 2010
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Healthcare, Education and Childcare
ADG, LLC	Senior loan	L + 5.75%	7.78%		05/2013	3,701	3,652	1.4	3,701
ADG, LLC(3)	Senior loan	L + 5.75%	N/A	(4)	05/2013	—	(10)	—	—
Campus Management Acquisition Corp.	Senior loan	L + 5.65%	7.40%		09/2015	5,595	5,483	2.1	5,595
CHS/Community Health Systems*	Senior loan	L + 2.25%	2.55%		07/2014	773	763	0.3	734
Community Hospices of America, Inc.*	Senior loan	L + 5.00%	8.00%		01/2011	990	985	0.4	990
Community Hospices of America, Inc.*(6)	Second lien loan	L + 11.75%	13.75%		04/2011	4,865	4,846	1.9	4,865
DaVita, Inc.*	Senior loan	L + 1.50%	1.76%		10/2012	5,000	4,646	1.9	4,989
DDC Center Inc.*	Senior loan	L + 6.50%	9.50%		10/2014	9,652	9,652	3.3	8,687
Delta Educational Systems, Inc.*	Senior loan	L + 4.00%	6.00%		06/2012	4,140	3,997	1.6	4,140
Den-Mat Holdings, LLC(6)	Senior loan	L + 7.50%	8.50%		06/2014	3,287	3,195	0.6	1,643
Excelligence Learning Corporation*	Second lien loan	L + 7.00%	7.26%		11/2013	1,600	1,539	0.6	1,584
The Hygenic Corporation*	Senior loan	L + 2.50%	2.80%		04/2013	2,483	2,425	0.9	2,384
Integrated DNA Technologies, Inc.(6)	Subordinated debt	N/A	14.00%		04/2015	3,800	3,737	1.5	3,800
Integrated DNA Technologies, Inc.(3)	Subordinated debt	N/A	N/A	(4)	04/2015	—	(14)	—	—
ReachOut Healthcare America Ltd*	Senior loan	L + 5.00%	8.00%		08/2013	6,242	6,226	2.4	6,242
Renal Advantage Holdings, Inc.*	Senior loan	L + 4.50%	6.00%		06/2016	1,000	1,005	0.4	1,006
Sterilmed, Inc.	Senior loan	L + 6.25%	7.75%		07/2016	3,139	3,077	1.2	3,139
Sterilmed, Inc.(3)	Senior loan	L + 6.25%	N/A	(4)	07/2015	—	(9)	—	—
TIDI Products, LLC	Senior loan	L + 5.00%	6.50%		05/2015	2,608	2,560	1.0	2,608
TIDI Products, LLC(3)	Senior loan	L + 5.00%	N/A	(4)	05/2015	—	(6)	—	—
United Surgical Partners International, Inc.*	Senior loan	L + 2.00%	2.26%		04/2014	1,529	1,529	0.6	1,450
Universal Health Services, Inc.*	Senior loan	L + 4.00%	5.50%		11/2016	1,664	1,639	0.6	1,675
Warner Chilcott Corporation*	Senior loan	L + 4.25%	6.50%		02/2016	1,510	1,495	0.6	1,519
Warner Chilcott Corporation*	Senior loan	L + 4.25%	6.50%		02/2016	490	485	0.2	493
						64,068	62,897	23.5	61,244
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.*	Senior loan	L + 6.25%	8.25%		02/2014	2,751	2,669	1.0	2,724
Zenith Products Corporation*	Senior loan	L + 5.00%	5.49%		09/2013	4,878	4,787	1.8	4,732
						7,629	7,456	2.8	7,456

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments — (Continued)
September 30, 2010
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	Senior loan	L + 7.50%	9.50%		09/2015	81	58	—	81
Competitor Group, Inc.(3)	Senior loans	L + 7.50%	N/A	(4)	03/2012	—	(114)	—	—
Competitor Group, Inc.*	Senior loan	L + 7.50%	9.50%		09/2015	8,395	8,189	3.2	8,395
Octane Fitness, LLC*	Senior loan	L + 4.60%	5.11%		03/2013	4,675	4,541	1.7	4,442
Optronics Product Company, Inc.*	Senior loan	L + 3.75%	5.75%		12/2012	176	168	0.1	176
Optronics Product Company, Inc.*	Second lien loan	L + 7.25%	8.25%		12/2013	2,489	2,377	1.0	2,489
Premier Yachts, Inc.*	Senior loan	L + 3.75%	4.01%		08/2012	1,037	994	0.4	1,026
Premier Yachts, Inc.*	Senior loan	L + 7.00%	7.26%		08/2013	568	547	0.2	568
Regal Cinemas Corporation*	Senior loan	L + 3.50%	3.79%		11/2016	1,493	1,289	0.6	1,487
						18,914	18,049	7.2	18,664
Oil and Gas
Tri-County Petroleum, Inc.*	Senior loan	L + 4.25%	4.52%		08/2013	3,666	3,576	1.4	3,629
Personal and Non-Durable Consumer Products
Dr. Miracles, Inc.*	Senior loan	L + 5.50%	8.00%		03/2014	3,766	3,723	1.4	3,766
Strategic Partners, Inc.(6)	Subordinated debt	N/A	14.00%		02/2017	9,636	9,367	3.7	9,635
						13,402	13,090	5.1	13,401
Personal, Food and Miscellaneous Services
Aramark Corporation*	Senior loan	L + 0.00%	0.11%		01/2014	64	55	—	61
Aramark Corporation*	Senior loan	L + 0.00%	0.11%		07/2016	115	98	—	113
Aramark Corporation*	Senior loan	L + 3.25%	3.54%		07/2016	1,752	1,490	0.7	1,722
Aramark Corporation*	Senior loan	L + 1.88%	2.16%		01/2014	794	682	0.3	758
Focus Brands, Inc.*	Senior loan	L + 5.00%	5.29%		03/2011	4,952	4,905	1.9	4,951
						7,677	7,230	2.9	7,605

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments — (Continued)
September 30, 2010
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal Amount/ Shares	Cost	Percentage of Total Net Assets	Fair Value
Printing and Publishing
Monotype Imaging, Inc.*	Senior loan	L + 3.75%	4.01%		07/2012	1,378	1,323	0.5	1,379
Trade Service Company, LLC*(6)	Senior loan	N/A	14.00%		01/2013	2,085	2,026	0.8	2,084
						3,463	3,349	1.3	3,463
Retail Stores
Container Store, Inc.*	Senior loan	L + 3.00%	3.32%		08/2014	6,794	6,329	2.4	6,251
Fasteners for Retail, Inc.*	Senior loan	L + 3.50%	4.83%		12/2012	1,964	1,844	0.7	1,884
IL Fornaio (America) Corporation*	Senior loan	L + 3.00%	3.30%		03/2013	4,768	4,490	1.7	4,434
The Marshall Retail Group, LLC*	Senior loan	L + 4.50%	7.25%		04/2013	3,103	2,988	1.2	3,103
The Marshall Retail Group, LLC*	Senior loan	L + 6.50%	9.25%		04/2013	2,100	2,039	0.8	2,100
Rubio’s Restaurants, Inc.*	Senior loan	L + 7.00%	8.75%		06/2015	9,738	9,539	3.7	9,738
						28,467	27,229	10.5	27,510
Telecommunications
MetroPCS Wireless, Inc.*	Senior loan	L + 2.25%	2.56%		11/2013	247	211	0.1	243
MetroPCS Wireless, Inc.*	Senior loan	L + 3.50%	3.81%		11/2016	2,692	2,288	1.0	2,672
Springboard Finance LLC*	Senior loan	L + 5.00%	7.00%		02/2015	1,997	1,984	0.8	2,009
West Corporation(3)	Senior loan	L + 2.00%	N/A	(4)	10/2012	—	(239)	(0.3)	(700)
						4,936	4,244	1.6	4,224
Textiles and Leather
Gammill, Inc.*	Senior loan	L + 7.50%	9.50%		09/2011	415	409	0.2	415
Gammill, Inc.*	Senior loan	L + 8.00%	10.00%		09/2012	4,285	4,193	1.6	4,284
						4,700	4,602	1.8	4,699
Utilities
Covanta Energy Corporation*	Senior loan	L + 0.00%	0.43%		02/2014	1,000	869	0.4	957
Covanta Energy Corporation*	Senior loan	L + 1.50%	2.00%		02/2014	1,960	1,703	0.7	1,877
Itron, Inc.*	Senior loan	L + 3.50%	3.76%		04/2014	875	793	0.3	876
NRG Energy, Inc.*	Senior loan	L + 1.50%	1.98%		02/2013	2,223	2,057	0.9	2,221
						6,058	5,422	2.3	5,931
Total debt investments (cost $337,105)						$346,630	$337,105	129.1%	$336,287
Fair Value as a percentage of Principal Amount									97.0%
Equity investments
Personal and Non-Durable Consumer Products
Strategic Partners, Inc.	LLC interest	N/A	N/A		N/A	169	$1,691	0.6%	$1,691
Retail Stores
Rubio’s Restaurants, Inc.	Preferred stock	N/A	N/A		N/A	199	945	0.4	945
Total equity investments (cost $2,636)							$2,636	1.0%	$2,636
Total United States (cost $339,741)							$339,741	130.1%	$338,923
Total investments (cost $345,536)							$345,536	132.4%	$344,869

*	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization.

See Notes to Consolidated Financial Statements.

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR “L” or Prime “P” and which reset daily, quarterly or semiannually. For each we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2010. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2010.
(3)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	The entire commitment was unfunded at September 30, 2010. As such, no interest is being earned on this investment.
(5)	Loan was on non-accrual status as of September 30, 2010, meaning that the Company has ceased recognizing interest income on the loan.
(6)	A portion of the interest may be deferred through a payment-in-kind (“PIK”) rate option.

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

GC LLC was formed in the State of Delaware on November 9, 2009 to continue and expand the business of Golub Capital Master Funding LLC (“GCMF”) which commenced operations on July 7, 2007. All of the outstanding limited liability company interests in GCMF were initially held by three Delaware limited liability companies, Golub Capital Company IV, LLC, Golub Capital Company V LLC and Golub Capital Company VI LLC (collectively the “Capital Companies”). In November 2009, the Capital Companies formed GC LLC, into which they contributed 100% of the limited liability company interests of GCMF and from which they received a proportionate number of limited liability company interests in GC LLC. In February 2010, GEMS Fund L.P. (“GEMS”), a limited partnership affiliated through common management with the Capital Companies, purchased an interest in GC LLC. As a result of the Conversion, the Capital Companies and GEMS received shares of common stock in GBDC.

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

Note 2. Significant Accounting Policies and Recent Accounting Updates

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

Note 2. Significant Accounting Policies and Recent Accounting Updates  – (continued)

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

Any changes to the valuation methodology are reviewed by management and the Company’s board of directors (the “Board”) to confirm that the changes are justified. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies.

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

Assets related to transactions that do not meet ASC Topic 860 — Transfers and Servicing requirements for accounting sale treatment are reflected in the Company’s consolidated statements of financial condition as investments. Those assets are owned by special purpose entities that are consolidated in the Company’s financial statements, the creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or any affiliate of the Company).

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2. Significant Accounting Policies and Recent Accounting Updates  – (continued)

Restricted cash and cash equivalents:  Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash is held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. In addition, restricted cash and cash equivalents include amounts held within GC SBIC IV, L.P., a wholly-owned subsidiary of the Company. This amount is generally restricted to the originations of new loans from GC SBIC IV, L.P. and the payment of U.S. Small Business Administration (“SBA”) debentures and related interest expense.

Revenue recognition:

Investments and related investment income:  The Board determines the fair value of its investments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. In addition, the Company may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. All other income is recorded into income when earned. The Company records prepayment premiums on loans as interest income. When the Company receives principal payments on a loan in an amount that exceeds its amortized cost, it records the excess principal payment as interest income. For the years ended September 30, 2011, 2010 and 2009, interest income included $5,074, $7,654 and $5,598 of amortization of discounts, respectively.

As of September 30, 2011 and September 30, 2010, the Company had interest receivable of $3,063 and $1,956, respectively. For the years ended September 30, 2011, 2010 and 2009, the Company earned interest of $39,150, $33,150 and $33,338, respectively. For the years ended September 30, 2011, 2010 and 2009, the Company received interest in cash in the amounts of $37,103, $33,067 and $31,891 respectively.

For investments with contractual payment-in-kind (“PIK”), which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2011, 2010 and 2009, the Company recorded PIK income of $940, $325 and $32, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will not be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The total fair value of non-accrual loans was $2,891 and $3,095 as of September 30, 2011 and September 30, 2010, respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2. Significant Accounting Policies and Recent Accounting Updates  – (continued)

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2011, 2010 and 2009, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes. ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at September 30, 2011 and September 30, 2010. The 2009 and 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then stockholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The Company may use newly issued shares under the guidelines of the DRIP (if the Company’s shares are trading at a premium to net asset value), or the Company may purchase shares in the open market in connection with the obligations under the plan. In particular, if the Company’s shares are trading at a significant discount to net asset value and the Company is otherwise permitted under applicable law to purchase such shares, the Company intends to purchase shares in the open market in connection with any obligations under the DRIP.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2. Significant Accounting Policies and Recent Accounting Updates  – (continued)

Deferred financing costs:  Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2011 and September 30, 2010, the Company had deferred financing costs of $5,345 and $2,748, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the years ended September 30, 2011, 2010 and 2009 was $848, $134 and $410, respectively.

Deferred offering costs:  Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received.

Accounting for derivative instruments:  The Company does not utilize hedge accounting and marks its derivatives to market through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. For additional information on derivative instruments refer to Note 7.

Recently issued accounting pronouncements:  In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments to the FASB Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements except for enhanced disclosures around fair value measurements.

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

The base management fee is calculated at an annual rate equal to 1.375% of average adjusted gross assets at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents and including assets purchased with borrowed funds and securitization-related assets, the unrealized depreciation or appreciation on derivative instruments, and cash collateral on deposit with custodian) and is payable quarterly in arrears. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 3. Related Party Transactions  – (continued)

such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. Prior to the Offering, the base management fee was calculated at an annual rate of 0.75% of the value of the GCMF investments under the terms of GCMF’s sale and servicing agreement with the Investment Manager.

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

The Company accomplishes this limitation by subjecting each quarterly incentive fee payable on the “Income and Capital Gains Incentive Fee Calculation” (as defined below) to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is the difference between (a) 20.0% of Cumulative Pre-Incentive Fee Net Income and (b) cumulative incentive fees of any kind paid to the Investment Adviser by GBDC since the effective date of its election to become a BDC. To the extent the Incentive Fee Cap is zero or a negative value in any quarter, no incentive fee would be payable in that quarter. “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since the effective date of the Company’s election to become a BDC and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation since the effective date of the Company’s election to become a BDC.

Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and an administration agreement (the “Administration Agreement”) with GC Service Company, LLC (the “Administrator”), any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that the Company has not yet received in cash.

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

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the income component, it is possible that an incentive fee may be calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the income component will result in a positive value and an incentive fee will be paid unless the payment of such incentive fee would cause the Company to pay incentive fees on a cumulative basis that exceed 20.0% of Cumulative Pre-Incentive Fee Net Investment Income. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 3. Related Party Transactions  – (continued)

the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% quarterly. If market interest rates rise, GBDC may be able to invest funds in debt instruments that provide for a higher return, which would increase Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. The Company’s Pre-Incentive Fee Net Investment Income used to calculate this part of the incentive fee is also included in the amount of its total assets (other than cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets) used to calculate the 1.375% base management fee annual rate. The Company calculates the income component of the Income and Capital Gain Incentive Fee Calculation with respect to its Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

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

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the years ended September 30, 2011 and 2010, the Income Incentive Fee was $348 and $55, respectively. There was no Income Incentive Fee prior to the Investment Advisory Agreement entered into on April 14, 2010.

The second part of the Incentive Fee Calculation (the “Capital Gain Incentive Fee”) equals (a) 20.0% of the Company’s “Capital Gain Incentive Fee Base,” if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), which commenced with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s Capital Gain Incentive Fee Base equals the sum of (1) realized capital gains (including realized capital gains on derivative instruments), if any, on a cumulative positive basis from the date the Company elected to become a BDC through the end of each calendar year, (2) all realized capital losses (including realized capital losses on derivative instruments) on a cumulative basis and (3) all unrealized capital depreciation (including unrealized capital depreciation on derivative instruments) on a cumulative basis.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 3. Related Party Transactions  – (continued)

The Company accrues the Capital Gain Incentive Fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) is positive. The Capital Gain Incentive Fee is calculated on a cumulative basis from the date the Company elected to become a BDC through the end of each calendar year. For the year ended September 30, 2011, the Company accrued a Capital Gains Incentive Fee of zero. For the calendar year ended December 31, 2010, the Capital Gain Incentive Fee was zero. There was no Capital Gains Incentive Fee prior to the Investment Advisory Agreement entered into on April 14, 2010.

The sum of the Income Incentive Fee and the Capital Gain Incentive Fee is the Incentive Fee.

As described above, the Incentive Fee will not be paid at any time if, after such payment, the cumulative Incentive Fees paid to date would be greater than 20.0% of the Company’s cumulative Pre-Incentive Fee Net Income since the election to be treated as a BDC. Such amount, less any Incentive Fees previously paid, is referred to as the Incentive Fee Cap. If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the Incentive Fee calculated above, then the difference between the Incentive Fee and the Incentive Fee Cap will not be paid by GBDC and will not be received by the Investment Adviser as an Incentive Fee either at the end of such relevant period or at the end of any future period.

Administration Agreement:  GBDC has also entered into the Administration Agreement. Under the Administration Agreement, the Administrator furnishes GBDC with office facilities and equipment, provides GBDC with clerical, bookkeeping and record keeping services at such facilities and provides GBDC with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct GBDC’s day-to-day operations. GBDC reimburses the Administrator the allocable portion (subject to the review and approval of the Board) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and GBDC’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides on the Company’s behalf significant managerial assistance to those portfolio companies to which GBDC is required to provide such assistance and will be paid an additional amount based on the services provided, not to exceed the amount GBDC receives from such portfolio companies.

Included in accounts payable and accrued expenses is $226 and $142 as of September 30, 2011 and 2010, respectively, for accrued allocated shared services under the Administration Agreement. The administrative service fee expense under the Administration Agreement for the years ended September 30, 2011, 2010 and 2009 was $837, $583 and zero.

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

Total expenses reimbursed to the Investment Adviser and the Investment Manager, as applicable, during the years ended September 30, 2011, 2010 and 2009 were $345, $639 and $344, respectively. Of these amounts, during the years ended September 30, 2011, 2010 and 2009, zero, $225 and $344 were reimbursed via a members’ equity contribution, respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 3. Related Party Transactions  – (continued)

As of September 30, 2011 and 2010, included in accounts payable and accrued expenses is $65 and $116, respectively, for accrued expenses paid on behalf of the Company by the Investment Adviser.

Note 4. Investments

Investments consisted of the following:

	September 30, 2011			September 30, 2010
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$212,725	$209,729	$203,831	$235,826	$228,308	$227,048
Unitranche	178,854	176,393	177,880	91,931	90,309	90,369
Second lien(1)	21,922	21,531	21,922	11,396	11,192	11,380
Subordinated debt	46,804	45,888	46,804	13,436	13,091	13,436
Equity	N/A	9,420	9,390	N/A	2,636	2,636
Derivative instruments(2)	N/A	—	(1,986)	N/A	—	—
Total	$460,305	$462,961	$457,841	$352,589	$345,536	$344,869

(1)	Second lien loans include loans structured as first lien last out term loans.
(2)	Refer to Note 7 for additional disclosures.

The Company has invested in portfolio companies located in the United States and in Canada. The following tables, which exclude derivative instruments, show the portfolio composition by geographic region at cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	September 30, 2011		September 30, 2010
Cost:
United States
Mid-Atlantic	$66,782	14.4%	$84,182	24.3%
Midwest	112,550	24.3	91,473	26.5
West	80,242	17.3	66,670	19.3
Southeast	89,133	19.3	63,180	18.3
Southwest	74,907	16.2	24,551	7.1
Northeast	36,599	7.9	9,685	2.8
Canada	2,748	0.6	5,795	1.7
Total	$462,961	100.0%	$345,536	100.0%
Fair Value:
United States
Mid-Atlantic	$66,906	14.5%	$85,412	24.7%
Midwest	112,534	24.5	89,516	26.0
West	78,329	17.0	66,870	19.4
Southeast	89,735	19.5	63,982	18.6
Southwest	72,467	15.8	23,810	6.9
Northeast	37,057	8.1	9,333	2.7
Canada	2,799	0.6	5,946	1.7
Total	$459,827	100.0%	$344,869	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

The industry compositions of the portfolio at fair value, excluding derivative instruments, were as follows:

	September 30, 2011		September 30, 2010
Cost:
Aerospace and Defense	$2,513	0.5%	$1,902	0.6%
Automobile	8,255	1.8	11,569	3.3
Banking	1,237	0.3	3,346	1.0
Beverage, Food and Tobacco	31,467	6.8	8,641	2.5
Buildings and Real Estate	24,522	5.3	34,854	10.1
Cargo Transport	2,137	0.4	7,330	2.1
Chemicals, Plastics and Rubber	13,868	3.0	3,682	1.0
Containers, Packaging and Glass	4,725	1.0	8,533	2.5
Diversified Conglomerate Manufacturing	28,550	6.2	17,058	4.9
Diversified Conglomerate Service	50,904	11.0	33,739	9.8
Diversified Natural Resources, Precious Metals and Minerals	4,753	1.0	8,082	2.3
Electronics	36,293	7.8	14,380	4.2
Farming and Agriculture	2,931	0.6	—	—
Finance	7,145	1.5	26,894	7.8
Grocery	—	—	1,097	0.3
Healthcare, Education and Childcare	88,436	19.1	62,897	18.2
Home and Office Furnishings, Housewares, and Durable Consumer	11,490	2.5	7,456	2.2
Leisure, Amusement, Motion Pictures and Entertainment	22,772	4.9	22,698	6.6
Oil and Gas	16,460	3.6	3,576	1.0
Personal and Non-Durable Consumer Products	22,752	4.9	14,781	4.2
Personal Food and Miscellaneous Services	19,247	4.2	7,230	2.1
Printing and Publishing	14,643	3.2	3,349	1.0
Retail Stores	43,454	9.4	28,174	8.2
Telecommunications	4,407	1.0	4,244	1.2
Textiles and Leather	—	—	4,602	1.3
Utilities	—	—	5,422	1.6
Total	$462,961	100.0%	$345,536	100.0%
Fair Value:
Aerospace and Defense	$2,664	0.6%	$1,856	0.5%
Automobile	8,096	1.8	11,490	3.3
Banking	928	0.2	3,321	1.0
Beverage, Food and Tobacco	31,790	6.9	8,737	2.5
Buildings and Real Estate	20,924	4.6	32,233	9.3
Cargo Transport	2,102	0.5	7,538	2.2
Chemicals, Plastics and Rubber	13,990	3.0	3,851	1.1
Containers, Packaging and Glass	4,803	1.0	8,865	2.6
Diversified Conglomerate Manufacturing	28,335	6.2	16,594	4.8
Diversified Conglomerate Service	51,332	11.2	34,263	9.9
Diversified Natural Resources, Precious Metals and Minerals	4,881	1.1	8,063	2.3
Electronics	36,614	8.0	14,703	4.3
Farming and Agriculture	2,972	0.6	—	—
Finance	6,784	1.5	27,049	7.8
Grocery	—	—	1,195	0.3
Healthcare, Education and Childcare	86,523	18.8	61,244	17.8
Home and Office Furnishings, Housewares, and Durable Consumer	11,536	2.5	7,456	2.2
Leisure, Amusement, Motion Pictures and Entertainment	23,178	5.0	23,313	6.8
Oil and Gas	16,737	3.6	3,629	1.1
Personal and Non-Durable Consumer Products	22,880	5.0	15,092	4.4
Personal, Food and Miscellaneous Services	19,377	4.2	7,605	2.2
Printing and Publishing	14,875	3.2	3,463	1.0
Retail Stores	44,153	9.6	28,455	8.3
Telecommunications	4,353	0.9	4,224	1.2
Textiles and Leather	—	—	4,699	1.4
Utilities	—	—	5,931	1.7
Total	$459,827	100.0%	$344,869	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5. Fair Value Measurements

The Company follows ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial instruments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the instrument as of the measurement date. The three levels are defined as follows:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the financial instrument. The following section describes the valuation techniques used by the Company to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized.

Money market accounts held at large financial institutions and futures contracts that are valued based on quoted market prices in active markets are categorized in Level 1 of the fair value hierarchy. All other financial instruments that were recorded at fair value as of September 30, 2011 were valued using Level 3 inputs of the fair value hierarchy. As of September 30, 2010, the Company also invested in commercial paper, which is a Level 2 investment. Level 1 assets are valued using quoted market prices. Level 2 assets are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments. Financial instruments that are recorded at Level 3 of the valuation hierarchy are the Company’s debt and equity investments, as well as the Company’s investment in a total return swap which is further described in Note 7 — Derivative Instruments. Level 3 assets are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuation of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

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

The referenced portfolio of loans of the total return swap (the “TRS”) is valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company and its Board for review and testing. To the extent the Company or its Board has any questions or concerns regarding the valuation of the reference portfolio of loans, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on the Company’s TRS, refer to Note 7. Derivative Instruments.

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

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5. Fair Value Measurements  – (continued)

The following table presents information about the Company’s investments measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

As of September 30, 2011:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$450,437	$450,437
Equity investments(1)	—	—	9,390	9,390
Derivative instruments(2)	(141)	—	(1,845)	(1,986)
Money market accounts(3)	56,595	—	—	56,595
	$56,454	$—	$457,982	$514,436

As of September 30, 2010:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$342,233	$342,233
Equity investments(1)	—	—	2,636	2,636
Commercial paper debt securities(3)	—	86,235	—	86,235
Money market accounts(3)	512	—	—	512
	$512	$86,235	$344,869	$431,616

(1)	Refer to the consolidated schedule of investments for further details.
(2)	Derivatives include futures contracts and the TRS. Refer to Note 7 for additional disclosures.
(3)	Included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated statements of financial condition.

The net change in unrealized depreciation for the years ended September 30, 2011, 2010, and 2009 reported within the net change in unrealized appreciation (depreciation) on investments and the net change in unrealized appreciation (depreciation) on derivative instruments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets was $(3,373), $2,921 and $(1,489), respectively.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2011 and 2010:

	Year ended September 30, 2011
	Debt Investments	Equity Investments	Derivative instruments(1)	Total
Fair value, beginning of period	$342,233	$2,636	$—	$344,869
Net change in unrealized (depreciation) appreciation on investments	(1,499)	(29)	(1,845)	(3,373)
Realized gain on investments	1,997	—	40	2,037
Fundings of revolving loans, net	1,037	—	—	1,037
Fundings of investments	319,479	6,783	—	326,262
Proceeds from principal payments and sales of portfolio investments	(217,884)	—	—	(217,884)
Proceeds from derivative instruments(1)	—	—	(40)	(40)
Amortization of discount and premium	5,074	—	—	5,074
Fair value, end of period	$450,437	$9,390	$(1,845)	$457,982

(1)	Refer to Note 7 for additional disclosures.

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

The following are the carrying values and fair values of the Company’s debt liabilities as of September 30, 2011 and September 30, 2010. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of September 30, 2011		As of September 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$237,683	$240,373	$174,000	$174,000

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility, but also increases its risks related to leverage. As of September 30, 2011, the Company’s asset coverage for borrowed amounts was 278.6%.

Debt Securitization:  On July 16, 2010, the Company completed a $300,000 term debt securitization (“Debt Securitization”). The notes (“Notes”) offered in the Debt Securitization were issued by Golub Capital BDC 2010-1 LLC (the “Issuer”), a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A Notes and Class B Notes are secured by the assets held by the Issuer. The Debt Securitization was executed through a private placement of $174,000 of Aaa/AAA Class A Notes of the Issuer which bear interest at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.40%. The $10,000 face amount of Class B Notes bears interest at a rate of three-month LIBOR plus 2.40%, and the $116,000 face amount of Subordinated Notes does not bear interest. The Class A Notes are included in the September 30, 2011 and 2010 consolidated statements of financial condition. In partial consideration for the loans transferred to the Issuer as part of the Debt Securitization, Holdings retained all of the Class B and Subordinated Notes totaling $10,000 and $116,000, respectively, and all of the membership interests in the Issuer, which Holdings initially purchased for two hundred and fifty dollars.

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

As of September 30, 2011 and 2010, there were 79 and 77 portfolio companies with a total fair value of $284,288 and $272,836, respectively, securing the Notes. The pool of loans in the Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the Debt Securitization is based on three-month LIBOR, which as of September 30, 2011 was 0.4%. For the year ended September 30, 2011, the effective annualized average interest rate, which includes amortization of debt issuance costs on the Debt Securitization, was 3.2%, interest expense was $4,970 and cash paid for interest was $5,201. For the period from July 16, 2010 to September 30, 2010, the effective annualized average interest rate, which includes amortization of debt issuance costs on the Debt Securitization, was 3.1%, interest expense was $1,167 and cash paid for interest was zero.

The interest and other credit facility expenses on the terminated facility for the year ended September 30, 2010 and 2009 was $2,224 and $4,547. The average interest rate on the terminated facility for the years ended September 30, 2010 and 2009 was 1.3% and 1.5% respectively.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Borrowings  – (continued)

SBA Debentures:  On August 24, 2010, GC SBIC IV, L.P. received approval for a license from the SBA to operate as a Small Business Investment Company (“SBIC”). As an SBIC, GC SBIC IV L.P. is subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which it may invest as well as the structures of those investments.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225,000. As affiliates of the Investment Advisor manage two other SBICs, it is possible that GC SBIC IV, L.P. will be constrained in its ability to issue SBA-guaranteed debentures in the future if the other two affiliated SBICs have already issued such debentures. As of September 30, 2011, the two affiliated SBIC licensees had an aggregate of $123,820 of SBA-guaranteed debentures outstanding, while GC SBIC IV, L.P. had $61,300 of outstanding SBA-guaranteed debentures. This leaves incremental borrowing capacity of a maximum of $39,880 of SBA-guaranteed debentures for GC SBIC IV, L.P. and the two affiliated SBIC licensees. As of September 30, 2010, GC SBIC IV, L.P. did not have any outstanding SBA-guaranteed debentures. Unless specifically approved by the SBA, the other two licensees were prohibited by the SBA from making new investments when GC SBIC IV, L.P. received its license on August 24, 2010. As the two affiliated SBIC licenses are limited to only making add-on investments in existing portfolio companies, the majority of the incremental borrowing capacity is available for GC SBIC IV L.P. The borrowing capacity of GC SBIC IV, L.P. could be expanded further if the two affiliated SBICs retire their SBA-guaranteed debentures.

GC SBIC IV, L.P. is able to borrow funds from the SBA against regulatory capital that is paid-in, subject to customary regulatory requirements including an examination by the SBA. As of September 30, 2011, the Company had committed and funded $50,000 to GC SBIC IV, L.P. and had SBA-guaranteed debentures of $61,300 outstanding which mature between March 2021 and March 2022. The interest rate on $20,000 of outstanding debentures was fixed on March 29, 2011 at an interest rate of 4.5%. The interest rate on $35,300 was fixed on September 21, 2011 at an interest rate of 3.3%. Prior to this date, the Company was charged an interim financing rate of approximately 1.0%. The Company was also charged an interim financing rate of approximately 1.3% on the remaining $6,000 of outstanding debentures. For the year ended September 30, 2011, the effective annualized average interest rate, which includes amortization of fees paid on the debentures, was 3.0%. For the year ended September 30, 2011, interest expense was $656. Cash paid for interest during the year ended September 30, 2011 was $550.

As of September 30, 2011, the Company had available commitments of $38,700 from the SBA, which expire on September 30, 2015. These unfunded commitments are subject to funding approval through the SBA’s draw request process.

As indicated above, on September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility, but also increases its risks related to leverage.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Borrowings  – (continued)

Revolving Credit Facility:  On July 21, 2011, Golub Capital BDC Funding LLC (“Funding”), a wholly owned subsidiary of the Company, entered into a $75,000 senior, secured revolving credit facility (“Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent and Wells Fargo Bank, N.A., as lender.

Under the Credit Facility, which matures on October 21, 2015, the lender has agreed to extend credit to Funding in an aggregate principal amount of $75,000. Funding’s ability to draw under the Credit Facility is scheduled to terminate on October 20, 2012. The period from the closing date until October 20, 2012 is referred to as the reinvestment period. All amounts outstanding under the Credit Facility are required to be repaid by October 21, 2015. Through the reinvestment period, the Credit Facility bears interest at LIBOR plus 2.25% per annum. After the reinvestment period, the rate will reset to LIBOR plus 2.75% per annum for the remaining term of the Credit Facility. In addition to the stated interest expense on the Credit Facility, the Company is required to pay a non-usage fee of 0.50% per annum on any unused portion of the Revolving Credit Facility. After six months from the close of the Credit Facility, the non-usage fee will be 0.50% for any unused portion up to $30,000 and 2.00% on any unused portion in excess of $30,000. The Credit Facility is secured by all of the assets held by Funding, and the Company has pledged its interests in Funding as collateral to Wells Fargo Bank, N.A., as the collateral agent, under an ancillary agreement to secure the obligations of the Company as the transferor and servicer under the Credit Facility. Both the Company and Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Credit Facility is subject to the leverage restrictions contained in the 1940 Act.

The Company plans to transfer certain loans and debt securities it has originated or acquired from time to time to Funding through a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) and may cause Funding to originate or acquire loans in the future, consistent with the Company’s investment objectives.

As of September 30, 2011, the Company had outstanding debt under the Credit Facility of $2,383. For the year ended September 30, 2011, the effective annualized average interest rate on outstanding borrowings, which includes amortization of debt financing costs, was 2.9%, interest expense was $76 and cash paid for interest was $52.

The average total debt outstanding (including the debt under the Debt Securitization, SBA debentures and Credit Facility) for the years ended September 30, 2011, 2010 and 2009 was $201,294, $213,793 and $305,440, respectively.

For the years ended September 30, 2011, 2010 and 2009, the effective annualized average interest rate on the Company’s total debt outstanding was 3.3%, 1.7% and 1.5%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2011 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt Securitization	$174,000	$—	$—	$—	$174,000
SBA Debentures	61,300	—	—	—	61,300
Credit Facility	2,383	—	—	2,383	—
Total contractual obligations	$237,683	$—	$—	$2,383	$235,300

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Derivative Instruments

The following table summarizes the fair value and location of the Company’s derivative instruments on the consolidated statements of financial condition:

	September 30, 2011
	Location	Fair Value
Futures Contracts	Unrealized depreciation on derivative instruments	$(141)
Total Return Swap	Unrealized depreciation on derivative instruments	(1,845)
Total		$(1,986)

Realized and unrealized gains and losses on derivative instruments recorded by the Company are in the following location on the consolidated statements of operations:

	Location	Realized Gain (Loss)	Location	Unrealized Gain (Loss)
Futures Contracts	Net realized gain on derivative instruments	$—	Net change in unrealized depreciation on derivative instruments	$(141)
Total Return Swap	Net realized gain on derivative instruments	40	Net change in unrealized depreciation on derivative instruments	(1,845)
		$40		$(1,986)

Futures contracts:  In September of 2011, the Company entered into ten-year U.S. Treasury futures contracts to mitigate its exposure to adverse fluctuation in interest rates related to the Company’s SBA debentures with a total notional amount of $25,000. The interest rate on the Company’s SBA-guaranteed debentures is fixed semi-annually (the “pooling date”) and is based on the ten-year U.S. Treasury rate plus a market spread. The transaction insulates the Company against adverse changes in the ten-year U.S. Treasury rate for debentures that the Company has drawn but for which the rate will not be fixed until the next pooling date. Upon entering into the futures contracts, the Company was required to pledge to the broker cash collateral in the amount of $1,500, which is included in cash collateral on deposit with custodian on the consolidated statements of financial condition. No subsequent collateral has been posted by the Company, and the balance remains $1,500 at September 30, 2011.

Based on the daily fluctuation of the fair value of the futures contracts, the Company records an unrealized gain or loss equal to the daily fluctuation in fair value. If market conditions move unexpectedly, the Company may not achieve the anticipated benefits of the futures contracts and may realize a loss. Upon maturity or settlement of the futures contracts, the Company will realize a gain or loss based on the difference of the fair value of the futures contracts at inception and the fair value of the futures contracts at settlement or maturity. This gain or loss would be included on the consolidated statements of operations as net realized gain (loss) on derivative instruments.

For the year ended September 30, 2011 the fair value of the futures contracts was $(141). For the year ended September 30, 2011 the change in unrealized depreciation related to this future was $(141). The Company’s total volume of futures contracts was two hundred and fifty for the year ended September 30, 2011.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Derivative Instruments  – (continued)

Total return swap:  On June 17, 2011, GCMF entered into the TRS with Citibank, N.A. (“Citibank”). The purpose of entering into the TRS was to gain economic exposure to a portfolio of broadly syndicated loans. Generally, under the terms of a total return swap, one party agrees to make periodic payments to another party based on the change in the market value of the assets referenced by the total return swap, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap is typically used to obtain exposure to a security or market without owning or taking physical custody of such security or investing directly in such market.

Under the terms of the TRS, the Company has the ability to recommend purchases of loans, but all investment decisions are subject to approval by Citibank. The loans are purchased in the open market by Citibank at fair value. The maximum fair value of the portfolio loans subject to the TRS is $100,000 (determined at the time each such loan becomes subject to the TRS).

In order for Citibank to purchase a loan for the TRS, each individual loan, and the portfolio of loans taken as a whole, must meet certain specified criteria. The Company receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. The Company pays to Citibank interest at a rate equal to three-month LIBOR plus 1.2% per annum based on the settled notional value of the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, the Company will either receive from Citibank the appreciation in the value of such loan, or pay to Citibank any depreciation in the value of such loan. On a quarterly basis, net payment between the Company and Citibank for interest and realized appreciation and depreciation on the portfolio of loans occurs.

At the time each loan is added to the TRS, the Company is initially required to cash collateralize 20% of the market value of the loan subject to the TRS. The Company may also be required to post additional collateral from time to time as a result of a decline in the fair value of the portfolio of loans subject to the TRS. If the Company declines to deposit additional cash collateral, then Citibank will have the right to terminate the TRS and seize all or a portion of the cash collateral posted by the Company to cover any losses it incurs in liquidating the loans subject to the TRS. The Company’s exposure under the TRS is limited to the value of assets held at GCMF, which primarily consists of cash collateral on deposit with Citibank.

The Company acts as the manager of the rights and obligations of GCMF under the TRS.

Citibank may terminate the TRS on or after the third anniversary of the effectiveness of the TRS. The Company may terminate the TRS at any time upon providing at least 30 days prior to the proposed settlement date of the reference assets related to such termination.

As of September 30, 2011, the fair value of the TRS was $(1,845). The change in the fair value of the TRS was $(1,845) for the year ended September 30, 2011. Realized gains and losses on the TRS are composed of any gains or losses on the referenced portfolio of loans as well as the net interest received or owed at the time of the quarterly settlement. Unrealized gains and losses on the TRS are composed of the net interest income earned or interest expense owed during the period that was not previously settled as well as the change in fair value of the referenced portfolio of loans.

The referenced portfolio of loans is valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company and its Board for review and testing. To the extent the Company or its Board has any questions or concerns regarding the valuation of the reference portfolio of loans, such valuation will be discussed or challenged pursuant to the terms of the TRS.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Derivative Instruments  – (continued)

As of September 30, 2011, the TRS has a portfolio with a cost basis of $97,485, an unfunded commitment of $163 and a notional value of $97,648 and, through GCMF, the Company recorded cash collateral on deposit with custodian in the amount of $19,662, which represents collateral held at Citibank. Of the $97,648 of notional value at September 30, 2011, $46,478 represented loans that were sold by the Company to various third party brokers at fair value, which were subsequently, independently purchased at a fair value of $46,460 by Citibank for the TRS. This sale was a true sale for legal purposes. There is no recourse to the Company for the sold loans other than pursuant to customary and standard Loan Syndication and Trading Association assignment documentation for breaches of representations and warranty as to title, nor does the Company have the right to redeem the sold loans. The Moody’s weighted average rating of the referenced portfolio of loans within the TRS was B1 at September 30, 2011.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Derivative Instruments  – (continued)

The following table summarizes the portfolio of loans held by the TRS as of September 30, 2011:

Reference Asset	Industry	Interest Rate	Maturity Date	Par	Cost	Fair Value
Ashland Inc	Chemicals, Plastics and Rubber	L + 2.75%	08/2018	$5,000	$4,987	$4,956
Autoparts Holdings Ltd	Automobile	L + 5.00%	07/2017	600	597	597
Barbri, Inc	Healthcare, Education and Childcare	L + 4.50%	06/2017	3,200	3,168	3,126
Blackboard Inc	Diversified Conglomerate Manufacturing	L + 6.00%	09/2018	5,000	4,600	4,638
Bojangles Holdings	Retail Stores	L + 6.50%	08/2017	5,000	4,900	4,875
Brickman Group	Farming and Agriculture	L + 5.50%	10/2016	997	983	980
California Pizza Kitchen, Inc.	Personal, Food and Miscellaneous Services	L + 5.50%	07/2017	3,990	3,930	3,920
Charter Communications Operating LLC	Telecommunications	L + 3.25%	09/2016	2,985	2,975	2,880
CHI Overhead Doors Inc	Buildings and Real Estate	L + 5.75%	08/2017	2,200	2,156	2,156
Del Monte Foods Company	Beverage, Food and Tobacco	L + 3.00%	03/2018	2,993	2,990	2,776
Dole Food Company, Inc.	Beverage, Food and Tobacco	L + 3.75%	07/2018	559	554	549
Fibertech Networks	Telecommunications	L + 5.00%	11/2016	2,000	1,985	1,955
Focus Brands	Personal, Food and Miscellaneous Services	L + 4.00%	11/2016	4,129	4,160	4,077
HCA Inc	Healthcare, Education and Childcare	L + 3.25%	03/2017	3,000	2,964	2,818
J Crew Group, Inc.	Retail Stores	L + 3.50%	03/2018	2,993	2,860	2,653
Jetro Holdings	Grocery	L + 2.25%	07/2014	2,799	2,751	2,708
Melissa and Doug LLC	Leisure, Amusement, Motion Pictures, Entertainment	L + 5.00%	12/2016	1,292	1,300	1,270
Mercury Payment Systems, LLC	Finance	L + 5.00%	07/2017	1,596	1,580	1,580
MetroPCS Wireless, Inc.	Telecommunications	L + 3.75%	03/2018	1,990	1,994	1,903
Mobilitie Investments II, LLC	Telecommunications	L + 4.00%	06/2017	3,591	3,573	3,465
NBTY, Inc.	Personal and Non Durable Consumer Products	L + 3.25%	10/2017	2,985	2,987	2,887
Nuveen Investments, Inc.	Finance	L + 3.00%	11/2014	1,922	1,903	1,754
Nuveen Investments, Inc.	Finance	L + 5.50%	05/2017	2,000	1,850	1,847
Protection One	Diversified Conglomerate Service	L + 4.25%	06/2016	2,747	2,749	2,685
Rally Parts LLC	Personal Transportation	L + 5.50%	12/2013	1,836	1,800	1,732
Rally Parts LLC	Personal Transportation	L + 5.50%	12/2013	1,920	1,824	1,811
RPI Finance Trust	Healthcare, Education and Childcare	L + 3.00%	05/2018	2,793	2,779	2,764
SNL Financial LC	Finance	L + 7.00%	08/2018	2,200	2,134	2,162
Solvest LTD	Beverage, Food and Tobacco	L + 3.75%	07/2018	1,037	1,030	1,020
Sotera Defense Solutions, Inc.	Aerospace and Defense	L + 5.50%	04/2017	2,000	1,970	1,940
Springboard Finance, LLC	Telecommunications	L + 5.00%	02/2015	1,858	1,871	1,846
Styron S.A.R.L.	Chemicals, Plastics and Rubber	L + 4.50%	08/2017	1,489	1,489	1,337
Styron S.A.R.L.	Chemicals, Plastics and Rubber	L + 4.50%	08/2017	1,496	1,444	1,344
Terex Corporation	Machinery	L + 4.00%	04/2017	600	594	588
Terex Corporation	Machinery	L + 4.00%	04/2017	600	600	588
The Container Store, INC.	Retail Stores	L + 3.00%	08/2014	6,501	6,342	6,110
U.S. Security Associates Holdings, Inc.	Diversified Conglomerate Manufacturing	L + 4.75%	08/2017	—	(2)	(5)
U.S. Security Associates Holdings, Inc.	Diversified Conglomerate Manufacturing	L + 4.75%	08/2017	837	829	810
Universal Health Services	Healthcare, Education and Childcare	L + 3.00%	11/2016	1,526	1,533	1,478
Univision Communications Inc	Broadcasting and Entertainment	L + 4.25%	03/2017	2,000	1,900	1,678
Valitas Health Services, INC.	Healthcare, Education and Childcare	L + 4.50%	06/2017	1,496	1,459	1,444
Warner Chilcott Company LLC	Healthcare, Education and Childcare	L + 3.25%	03/2018	142	142	138
Warner Chilcott Corporation	Healthcare, Education and Childcare	L + 3.25%	03/2018	284	284	276
Water Pik, Inc	Home and Office Furnishings, Housewares, and Durable Consumer	L + 5.25%	08/2017	2,800	2,772	2,744
WC Luxco Sarl	Healthcare, Education and Childcare	L + 3.25%	03/2018	195	195	190
Total				$99,178	$97,485	$95,050

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8. Federal Income Tax Matters

The Company has elected to be treated as a RIC under Subchapter M of the Code, and to distribute substantially all of its respective net taxable income. Accordingly, no provision for federal income tax has been made in the financial statements.

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized. The following reconciles net increase in net assets resulting from operations to taxable income:

	Years ended September 30,
	2011	2010
Net increase in net assets resulting from operations	$21,339	$26,248
Net increase in net assets resulting from operations for the period October 1, 2009 to April 13, 2010	—	(15,673)
Net change in unrealized depreciation (appreciation) on investments	1,528	(1,995)
Net change in unrealized depreciation on derivative instruments	1,986	—
Net realized loss on investments not taxable	—	40
Other income for tax not book	620	—
Other deductions/losses for tax not book	(181)	—
Taxable income before deductions for distributions	$25,292	$8,620

The tax character of distributions paid during the years ended September 30, 2011 and 2010 were as follows:

	As of September 30,
	2011	2010
Ordinary Income	$23,254	$8,620
Long-Term Capital Gains	$1,815	$—
Return of Capital	$—	$1,122

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences, which include the tax treatment on income from the TRS and return of capital. These reclassifications are due to permanent book-tax differences and have no impact on net assets. During the year ended September 30, 2011, as a result of these permanent book-to-tax differences, the Company increased capital distributions in excess of net investment by $40 and decreased net realized gain (loss) on investments and derivative instruments by $40. During the year ended September 30, 2010, the Company increased capital distributions in excess of net investment income by $1,122 and decreased paid in capital in excess of par by $1,122.

As of September 30, 2011, the tax basis components of distributable earnings / (accumulated losses) were as follows:

As of September 30, 2011
Amount
Net unrealized depreciation on investments and derivatives	$(1,998)
Undistributed ordinary income	223
Total	$(1,775)

The Federal tax cost of investments is $462,991.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8. Federal Income Tax Matters  – (continued)

The differences between the components of distributable earnings on a tax basis and the amounts reflected in the consolidated statements of changes in net assets are primarily due to temporary book-tax differences that will reverse in a subsequent period. These book-tax differences are mainly due to investments in derivatives.

The Regulated Investment Company Modernization Act of 2010 (the “Act”) was signed into law on December 22, 2010. The Act makes changes to several tax rules impacting RICs. The provisions of the Act will generally be effective for the Company’s taxable year ending September 30, 2012. The Act allows for capital losses originating in taxable years beginning after December 22, 2010 (“post-enactment capital losses”) to be carried forward indefinitely. Furthermore, post-enactment capital losses will retain their character as either short-term or long-term capital losses rather than being considered all short-term capital losses as under previous law.

Note 9. Commitments and Contingencies

Commitments:  The Company had outstanding commitments to fund investments totaling $49,449 and $26,622 under various undrawn revolvers and other credit facilities as of September 30, 2011 and 2010, respectively.

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

Off-balance sheet risk:  Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the statements of financial condition. The Company’s derivative instruments contain elements of off-balance sheet market and credit risk. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of these derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments.

Concentration of credit risk:  Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company is engaged in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligation, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Years ended September 30,							Period from July 27, (Inception) through September 30,
Per share data(1):	2011	2010		2009		2008		2007
Net asset value at beginning of period	$14.71	N/A	(3)	N/A	(3)	N/A	(3)	N/A	(3)
Net increase in net assets as a result of public offering	0.06	N/A	(3)	N/A	(3)	N/A	(3)	N/A	(3)
Costs related to public offering	(0.04)	N/A	(3)	N/A	(3)	N/A	(3)	N/A	(3)
Dividends and distributions declared	(1.27)	N/A	(3)	N/A	(3)	N/A	(3)	N/A	(3)
Net investment income	1.16	N/A	(3)	N/A	(3)	N/A	(3)	N/A	(3)
Net realized gain (loss) on investments	0.11	N/A	(3)	N/A	(3)	N/A	(3)	N/A	(3)
Net realized gain on derivative instruments	—	N/A	(3)	N/A	(3)	N/A	(3)	N/A	(3)
Net change in unrealized (depreciation) appreciation on investments	(0.08)	N/A	(3)	N/A	(3)	N/A	(3)	N/A	(3)
Net change in unrealized depreciation on derivative instruments	(0.09)	N/A	(3)	N/A	(3)	N/A	(3)	N/A	(3)
Net asset value at ending of period	$14.56	$14.71		N/A	(3)	N/A	(3)	N/A	(3)
Per share market value at end of period	$14.85	$15.30		N/A	(3)	N/A	(3)	N/A	(3)
Total return based on market value(2)	5.36%	N/A	(3)	N/A	(3)	N/A	(3)	N/A	(3)
Total return based on average net asset value/members’ equity*	7.30%	14.33%		29.57%		(9.82)%		2.04%
Shares outstanding at end of period	21,733,903	17,712,444		N/A	(3)	N/A	(3)	N/A	(3)
Ratios/Supplemental Data:
Ratio of expenses (without incentive fees) to average net assets/members’ equity*	5.47%	5.31%		11.61%		30.59%		43.64%
Ratio of incentive fees to average net assets/members’ equity	0.12%	0.03%		N/A		N/A		N/A
Ratio of total expenses to average net assets/members’ equity*	5.59%	5.34%		11.61%		30.59%		43.64%
Ratio of net investment income to average net assets/members’ equity*	7.80%	12.79%		37.64%		28.87%		21.57%
Net assets at end of period	$316,549	$260,541		$92,752		$16,853		$33,481
Average debt outstanding	$201,294	$213,793		$305,440		$191,225		$85,336
Average debt outstanding per share	$9.26	$12.07		N/A	(3)	N/A	(3)	N/A	(3)
Portfolio turnover*	56.90%	44.73%		30.20%		221.36%		86.94%

*	Annualized for a period less than one year.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10. Financial Highlights  – (continued)

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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the year ended September 30, 2011:

Year ended September 30, 2011
Earnings available to stockholders	$21,339
Basic and diluted weighted average shares outstanding	19,631,797
Basic and diluted earnings per share	$1.09

For historical periods that include financial results prior to April 1, 2010, the Company did not have common shares outstanding or an equivalent and, therefore, earnings per share and weighted average shares outstanding information for the years ended September 30, 2010 and 2009 are not provided.

Note 12. Public Offerings

The following table summarizes the total shares issued and proceeds received net of underwriting and offering costs in public offerings of the Company’s common stock for the years ended September 30, 2011 and 2010.

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
Fiscal year 2010 offering	8,727,581	$14.50	$117,605
Fiscal year 2011 offering	3,953,257	$15.75	$58,610

On April 14, 2010, GBDC priced the Offering, selling 7,100,000 shares of its common stock at a public offering price of $14.50 per share. Concurrent with the Offering, an additional 1,322,581 shares were sold through a private placement, also at $14.50 per share. On May 19, 2010, an additional 305,000 shares at $14.50 per share were issued upon the exercise of the underwriters’ over-allotment option.

On March 31, 2011, the Company priced a public offering of 3,500,000 shares of its common stock at a public offering price of $15.75 per share. On May 2, 2011, the Company sold an additional 453,257 shares of its common stock at a public offering price of $15.75 per share pursuant to the underwriters’ partial exercise of the over-allotment.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 13. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution during the year ended September 30, 2011 and 2010.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
Fiscal Year ended September 30, 2010
05/13/2010	06/22/2010	06/29/2010	$0.24	$3,881	N/A	(1)	N/A	(1)
08/05/2010	09/10/2010	09/30/2010	$0.31	$5,027	N/A	(1)	N/A	(1)
Fiscal Year ended September 30, 2011
12/08/2010	12/20/2010	12/30/2010	$0.31	$5,028	25,753		$462
02/08/2011	03/18/2011	03/30/2011	$0.32	$5,375	17,779		$303
05/03/2011	06/17/2011	06/29/2011	$0.32	$6,583	24,670		$364
08/04/2011	09/19/2011	09/28/2011	$0.32	$6,629	N/A	(1)	N/A	(1)

(1)	DRIP shares were purchased in the open market with an aggregate value of $370 at June 29, 2010, $464 at September 30, 2010 and $325 at September 28, 2011.

Note 14. Subsequent Events

Dividends:  On December 7, 2011, the Company’s Board declared a quarterly dividend of $0.32 per share payable on December 29, 2011 to holders of record as of December 19, 2011.

Note 15. Selected Quarterly Financial Data (Unaudited)

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Total investment income	$10,831	$10,071	$9,111	$9,137
Net investment income	6,450	5,952	5,181	5,233
Net realized and unrealized gain (loss)	(3,469)	568	695	729
Net increase (decrease) in members’ equity/net assets resulting from operations	2,981	6,520	5,876	5,962
Earnings per share	0.14	0.31	0.33	0.34
Net asset value per common share at period end	$14.56	$14.75	$14.75	$14.74

	September 30, 2010	June 30, 2010(1)	March 31, 2010	December 31, 2009
Total investment income	$7,431	$7,230	$7,645	$10,843
Net investment income	4,351	4,815	5,018	9,182
Net realized and unrealized gain (loss)	1,896	(100)	1,925	(840)
Net increase (decrease) in members’ equity/net assets resulting from operations	6,247	4,715	6,943	8,342
Earnings per share	0.35	0.29	N/A	N/A
Net asset value per common share at period end	$14.71	$14.67	N/A	N/A

(1)	The earnings per share and weighted average shares outstanding calculations for the three months ended June 30, 2010 are based on the assumption that the number of shares issued immediately prior to the Conversion on April 14, 2010 (8,984,863 shares of common stock) had been issued on April 1, 2010, at the beginning of the three month period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2011 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and McGladrey & Pullen, LLP’s Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Financial Statements — Refer to Item 8 starting on page 75
(2)	Financial Statement Schedules — None
(3)	Exhibits

3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
3.2	Form of Bylaws (Incorporated by reference to Exhibit (b)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
10.1	Amended and Restated Investment Advisory Agreement between Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed on July 16, 2010).
10.2	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 5 to the Registration Statement on Form N-2, filed on April 12, 2010).
10.3	Form of Administration Agreement between Registrant and GC Service Company LLC (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
10.4	Form of Trademark License Agreement between the Registrant and Golub Capital Management LLC (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
10.5	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on May 5, 2011).
10.6	Purchase Agreement, dated July 16, 2010, by and among the Registrant, Golub Capital BDC 2010-1 Holdings LLC, Golub Capital BDC 2010-1 LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K, filed on July 16, 2010).
10.7	Master Loan Sale Agreement, dated July 16, 2010, by and between the Registrant, Golub Capital BDC 2010-1 LLC and Golub Capital BDC 2010-1 Holdings LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K, filed on July 16, 2010).
10.8	Indenture, dated July 16, 2010, by and between Golub Capital BDC 2010-1 LLC and U.S. Bank, National Association (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed on July 16, 2010).

10.9	Collateral Management Agreement, dated July 16, 2010, by and between Golub Capital BDC 2010-1 LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed on July 16, 2010).
10.10	Loan and Servicing Agreement, dated July 21, 2011, by and between the Registrant, Golub Capital BDC Funding LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on July 21, 2011).
10.11	Purchase and Sale Agreement, dated July 21, 2011, by and between the Registrant and Golub Capital BDC Funding LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on July 21, 2011).
11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).
14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
14.2	Code of Ethics of GC Advisors (Incorporated by reference to Exhibit (r)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
21.1	List of Subsidiaries
24	Power of attorney (included on the signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
99.1	Privacy Policy of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC, INC. A Delaware Corporation
Date: December 8, 2011	By: /s/ David B. Golub Name: David B. Golub Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence E. Golub, David B. Golub and Ross A. Teune as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David B. Golub David B. Golub	Chief Executive Officer and Director (Principal Executive Officer)	December 8, 2011
/s/ Ross A. Teune Ross A. Teune	Chief Financial Officer (Principal Financial and Accounting Officer)	December 8, 2011
/s/ Lawrence E. Golub Lawrence E. Golub	Chairman of the Board of Directors	December 8, 2011
/s/ John T. Baily John T. Baily	Director	December 8, 2011
/s/ Kenneth F. Bernstein Kenneth F. Bernstein	Director	December 8, 2011
/s/ Anita R. Rosenberg Anita R. Rosenberg	Director	December 8, 2011
/s/ William M. Webster IV William M. Webster IV	Director	December 8, 2011