Form 10-Q
period 2011-12-31
Golub Capital BDC, Inc.
filed 2012-02-06
CIK 1476765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

As of February 6, 2012, the Registrant had 25,258,955 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2011	September 30, 2011
Assets
Investments, at fair value (cost of $563,903 and $462,961, respectively)	$562,046	$459,827
Cash and cash equivalents	25,447	46,350
Restricted cash and cash equivalents	14,455	23,416
Interest receivable	3,190	3,063
Cash collateral on deposit with custodian	21,040	21,162
Deferred financing costs	5,944	5,345
Open trade receivable	1,449	-
Other assets	460	481
Total Assets	$634,031	$559,644

Liabilities
Debt	$311,900	$237,683
Interest payable	1,789	1,066
Management and incentive fees payable	2,722	1,608
Unrealized depreciation on derivative instruments	629	1,986
Accounts payable and accrued expenses	831	752
Total Liabilities	317,871	243,095

Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2011 and September 30, 2011, respectively	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 21,758,955 and 21,733,903 shares issued and outstanding as of December 31, 2011 and September 30, 2011, respectively	22	22
Paid in capital in excess of par	318,677	318,302
Capital distributions in excess of net investment income	(1,011)	(398)
Net unrealized appreciation (depreciation) on investments and derivative instruments	181	(1,519)
Net realized (loss) gain on investments and derivative instruments	(1,709)	142
Total Net Assets	316,160	316,549
Total Liabilities and Total Net Assets	$634,031	$559,644

Number of common shares outstanding	21,758,955	21,733,903
Net asset value per common share	$14.53	$14.56

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three months ended December 31,
	2011	2010
Investment income
Interest income	$12,100	$9,137
Dividend income	377	-

Total investment income	12,477	9,137

Expenses
Interest and other debt financing expenses	2,366	1,577
Base management fee	1,874	1,284
Incentive fee	909	190
Professional fees	588	567
Administrative service fee	262	174
General and administrative expenses	136	112

Total expenses	6,135	3,904

Net investment income	6,342	5,233

Net gain (loss) on investments
Net realized (loss) gain on investments	(2,115)	876
Net realized gain (loss) on derivative instruments	264	-
Net change in unrealized appreciation (depreciation) on investments	343	(147)
Net change in unrealized appreciation (depreciation) on derivative instruments	1,357	-

Net (loss) gain on investments	(151)	729

Net increase in net assets resulting from operations	$6,191	$5,962

Per Common Share Data
Basic and diluted earnings per common share	$0.28	$0.34
Dividends and distributions declared per common share	$0.32	$0.31
Basic and diluted weighted average common shares outstanding	21,734,720	17,712,724

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended December 31,
	2011	2010
Cash flows from operating activities
Net increase in net assets resulting from operations	$6,191	$5,962
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred financing costs	340	168
Amortization of discount and premium	(1,090)	(1,953)
Net realized loss (gain) on investments	2,115	(876)
Net realized (gain) loss on derivative instruments	(264)	-
Net change in unrealized (appreciation) depreciation on investments	(343)	147
Net change in unrealized (appreciation) depreciation on derivative instruments	(1,357)	-
(Fundings of) proceeds from revolving loans, net	(1,231)	(569)
Fundings of investments	(144,546)	(97,578)
Proceeds from principal payments and sales of portfolio investments	42,876	63,284
Proceeds from derivative instruments	264	-
Changes in operating assets and liabilities:
Interest receivable	(127)	(238)
Cash collateral on deposit with custodian	122	-
Open trade receivable	(1,449)	(2,895)
Other assets	21	(56)
Payable for investments purchased	-	(5,328)
Interest payable	723	1,409
Management and incentive fees payable	1,114	685
Accounts payable and accrued expenses	79	(149)
Net cash (used in) provided by operating activities	(96,562)	(37,987)

Cash flows from investing activities
Net change in restricted cash and cash equivalents	8,961	4,153
Net cash provided by (used in) investing activities	8,961	4,153

Cash flows from financing activities
Borrowings on debt	74,217	20,000
Capitalized debt financing costs	(939)	(968)
Dividends and distributions paid	(6,580)	(5,028)
Net cash provided by (used in) financing activities	66,698	14,004

Net change in cash and cash equivalents	(20,903)	(19,830)

Cash and cash equivalents, beginning of period	46,350	61,219

Cash and cash equivalents, end of period	$25,447	$41,389

Supplemental information:
Cash paid during the period for interest	$1,304	$-
Dividends and distributions declared during the period	$6,955	$5,490

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(In thousands, except share data)

					Net Unrealized
				Capital	Appreciation	Net Realized Gain
	Common Stock		Paid in Capital	Distributions	(Depreciation) on	(Loss) on Investments
		Par	in Excess	in Excess of Net	Investments and	and Derivative	Total
	Shares	Amount	of Par	Investment Income	Derivative Instruments	Instruments	Net Assets

Balance at September 30, 2010	17,712,444	$18	$258,568	$-	$1,995	$(40)	$260,541
Net increase in net assets resulting from operations	-	-	-	5,233	(147)	876	5,962
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	25,753	-	462	-	-	-	462
Dividends and distributions	-	-	-	(5,490)	-	-	(5,490)
Balance at December 31, 2010	17,738,197	$18	$259,030	$(257)	$1,848	$836	$261,475

Balance at September 30, 2011	21,733,903	$22	$318,302	$(398)	$(1,519)	$142	$316,549

Net increase in net assets resulting from operations	-	-	-	6,342	1,700	(1,851)	6,191
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	25,052	-	375	-	-	-	375
Dividends and distributions	-	-	-	(6,955)	-	-	(6,955)
Balance at December 31, 2011	21,758,955	$22	$318,677	$(1,011)	$181	$(1,709)	$316,160

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2011
(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Investments
Canada
Debt investments
Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.(6)	Subordinated debt	N/A	14.50%	11/2015	$2,817	$2,769	0.9%	$2,817

Total Canada					$2,817	$2,769	0.9%	$2,817

Fair Value as percentage of Principal Amount								100.0%

United States
Debt investments
Aerospace and Defense
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	$1,877	$1,844	0.6%	$1,877
Automobile
ABRA, Inc.(3)	Subordinated debt	N/A	N/A (4)	04/2017	-	(25)	-	(26)
ABRA, Inc.(6)	Subordinated debt	N/A	13.50%	04/2017	9,623	9,413	3.0	9,503
CLP Auto Interior Corporation*	Senior loan	L + 4.75%	5.05%	06/2013	3,128	3,128	0.9	2,972
K&N Engineering, Inc.(3)	Senior loan	P + 4.25%	7.50%	12/2016	5	(2)	-	(2)
K&N Engineering, Inc.	Senior loan	P + 4.25%	7.50%	12/2016	3,256	3,191	1.0	3,191
					16,012	15,705	4.9	15,638
Banking
Prommis Solutions Inc.*(5)	Senior loan	P + 2.00%	5.25%	02/2013	1,237	1,237	0.2	928

Beverage, Food and Tobacco
ABP Corporation*	Senior loan	L + 5.25%	6.75%	06/2016	4,570	4,490	1.4	4,570
ABP Corporation(3)	Senior loan	L + 5.25%	N/A (4)	06/2016	-	(7)	-	-
Ameriqual Group, LLC*	Senior loan	L + 5.00%	6.51%	03/2016	1,936	1,904	0.6	1,859
Ameriqual Group, LLC*	Senior loan	L + 7.50%	9.01%	03/2016	846	831	0.3	812
Atkins Nutrionals, Inc.	Senior loan	L + 9.29%	10.79%	12/2015	5,028	4,902	1.6	5,028
Bertucci's Corporation*	Second lien	P + 11.30%	14.55%	07/2012	1,937	1,923	0.6	1,937
First Watch Restaurants, Inc.*	Senior loan	P + 6.50%	9.75%	12/2016	11,588	11,357	3.6	11,356
First Watch Restaurants, Inc.(3)	Senior loan	P + 6.50%	N/A (4)	12/2016	-	(35)	-	(35)
First Watch Restaurants, Inc.(3)	Senior loan	P + 6.50%	N/A (4)	12/2016	-	(35)	-	(35)
IL Fornaio (America) Corporation*	Senior loan	L + 5.25%	6.50%	06/2017	4,819	4,796	1.5	4,819
Julio & Sons Company*	Senior loan	L + 7.00%	8.50%	09/2016	7,175	7,107	2.3	7,175
Julio & Sons Company(3)	Senior loan	L + 7.00%	N/A (4)	09/2014	-	(20)	-	-
Julio & Sons Company(3)	Senior loan	L + 7.00%	N/A (4)	09/2016	-	(14)	-	-
Noodles & Company*	Senior loan	L + 4.50%	5.75%	02/2016	1,617	1,603	0.5	1,617
Richelieu Foods, Inc.*	Senior loan	L + 5.00%	6.76%	11/2015	2,196	2,150	0.7	2,153
Richelieu Foods, Inc.	Senior loan	P + 4.00%	7.25%	11/2015	288	276	0.1	276
					42,000	41,228	13.2	41,532
Building and Real Estate
American Fire Protection Group, Inc.(5)	Senior loan	L + 5.75%	9.00%	06/2011	4,422	4,088	0.3	1,105
ASP PDM Acquisition Co. LLC*	Senior loan	L + 4.75%	5.75%	12/2013	457	439	0.1	393
ITEL Laboratories, Inc.*	Senior loan	L + 4.50%	5.75%	03/2014	7,585	7,516	2.4	7,585
KHKI Acquisition, Inc.	Senior loan	P + 5.00%	8.50%	03/2013	2,626	2,624	0.7	2,101
Tecta America Corp.	Senior loan	P + 5.75%	9.00%	03/2014	2,143	2,143	0.6	1,887
					17,233	16,810	4.1	13,071
Cargo Transport
TMW Systems, Inc.*	Senior loan	L + 4.25%	5.77%	05/2016	2,083	2,056	0.6	2,041

Chemicals, Plastics and Rubber
Flint Trading, Inc.*	Senior loan	L + 7.25%	8.75%	06/2016	12,420	12,229	3.9	12,420
Flint Trading, Inc.(3)	Senior loan	L + 7.25%	N/A (4)	06/2016	-	(9)	-	-
Syrgis Holdings, Inc.*	Senior loan	L + 5.50%	7.75%	08/2012	186	183	0.1	186
Syrgis Holdings, Inc.*	Senior loan	L + 6.25%	8.25%	08/2013	864	840	0.3	864
Syrgis Holdings, Inc.*	Senior loan	L + 8.50%	10.75%	02/2014	474	458	0.1	474
					13,944	13,701	4.4	13,944

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
December 31, 2011
(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.75%	6.64%	08/2015	$22	$22	-%	$22
Fort Dearborn Company*	Senior loan	L + 5.25%	7.12%	08/2016	49	48	-	49
Fort Dearborn Company*	Senior loan	L + 4.75%	6.50%	08/2015	1,449	1,428	0.5	1,449
Fort Dearborn Company*	Senior loan	L + 5.25%	7.00%	08/2016	3,250	3,199	1.0	3,250
					4,770	4,697	1.5	4,770
Diversified Conglomerate Manufacturing
Heat Transfer Parent, Inc.*	Senior loan	L + 3.00%	3.26%	06/2013	1,790	1,754	0.5	1,682
Neptco Inc.	Senior loan	L + 6.00%	8.00%	03/2013	3,820	3,754	1.1	3,514
Oasis Outsourcing Holdings, Inc.(6)	Subordinated debt	N/A	13.00%	04/2017	11,970	11,739	3.7	11,850
Pasternack Enterprises, Inc.*	Senior loan	L + 4.50%	6.00%	02/2014	4,251	4,179	1.3	4,251
Sunless Merger Sub, Inc.*	Senior loan	L + 5.00%	6.26%	07/2016	2,412	2,401	0.8	2,388
Sunless Merger Sub, Inc.(3)	Senior loan	L + 5.00%	N/A (4)	07/2016	-	(1)	-	(3)
Tecomet Inc.(3)	Senior loan	L + 5.25%	N/A (4)	12/2015	-	(6)	-	(4)
Tecomet Inc.*	Senior loan	L + 5.25%	7.00%	12/2015	4,535	4,469	1.4	4,490
Vintage Parts, Inc.*	Senior loan	L + 5.50%	6.08%	12/2013	6,369	6,332	2.0	6,178
Vintage Parts, Inc.*	Senior loan	L + 6.00%	8.50%	12/2013	88	88	-	88
Vintage Parts, Inc.*	Senior loan	L + 8.00%	9.75%	12/2013	1,330	1,314	0.4	1,370
					36,565	36,023	11.2	35,804
Diversified Conglomerate Service
Benetech, Inc.*	Senior loan	L + 5.00%	5.30%	12/2013	8,845	8,671	2.8	8,845
Compass Group Diversified Holdings, LLC*	Senior loan	L + 6.00%	7.50%	10/2017	8,450	8,121	2.7	8,450
Cortz, Inc.*	Senior loan	L + 5.50%	7.21%	03/2014	7,079	7,036	2.2	7,079
Digital Technology International, LLC	Senior loan	P + 6.00%	9.25%	09/2016	557	548	0.2	557
Digital Technology International, LLC	Senior loan	L + 7.25%	8.75%	09/2016	6,454	6,332	2.0	6,454
Document Technologies, LLC(3)	Senior loan	P + 4.25%	N/A (4)	12/2016	-	(18)	-	(9)
Document Technologies, LLC	Senior loan	P + 4.25%	7.50%	12/2016	4,099	4,019	1.3	4,058
EAG, Inc.*	Senior loan	P + 3.50%	6.75%	07/2017	2,732	2,689	0.9	2,732
Employment Law Training, Inc. *	Senior loan	P + 6.25%	9.50%	12/2016	18,626	18,205	5.8	18,253
Employment Law Training, Inc. (3)	Senior loan	P + 6.25%	N/A (4)	12/2016	-	(21)	-	(21)
Evolution1, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(4)	-	(7)
Evolution1, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(22)	-	(33)
Evolution1, Inc.*	Senior loan	L + 4.75%	6.25%	06/2016	4,643	4,580	1.4	4,550
HighJump Acquisition LLC(3)	Senior loan	L + 8.75%	N/A (4)	07/2016	-	(14)	-	-
HighJump Acquisition LLC	Senior loan	L + 8.75%	10.00%	07/2016	5,482	5,407	1.7	5,482
MSC.Software Corporation*	Senior loan	L + 6.50%	8.00%	12/2016	6,481	6,352	2.0	6,351
NS Holdings, Inc.*	Senior loan	L + 4.63%	6.00%	06/2015	260	254	0.1	260
NS Holdings, Inc.*	Senior loan	L + 6.28%	7.65%	06/2015	2,112	2,082	0.7	2,112
QuadraMed Corporation*	Senior loan	L + 5.25%	6.75%	07/2016	1,199	1,188	0.4	1,187
The Service Companies, Inc.*	Senior loan	L + 6.50%	9.00%	03/2014	6,805	6,721	2.2	6,805
Sumtotal Systems, Inc.*	Senior loan	L + 4.00%	5.25%	12/2015	1,532	1,517	0.5	1,532
					85,356	83,643	26.9	84,637
Diversified Natural Resources, Precious Metals, and Minerals
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	1,706	1,650	0.5	1,706
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	3,134	3,038	1.0	3,134
					4,840	4,688	1.5	4,840
Electronics
Cape Electrical Supply LLC*(6)	Senior loan	L + 6.25%	7.50%	11/2013	1,848	1,787	0.6	1,848
Ecommerce Industries, Inc.*	Senior loan	L + 8.31%	9.56%	10/2016	14,064	13,816	4.4	13,853
Ecommerce Industries, Inc.(3)	Senior loan	L + 6.75%	N/A (4)	10/2016	-	(32)	-	(34)
Entrust, Inc.*	Senior loan	L + 7.20%	8.70%	03/2017	4,218	4,162	1.3	4,218
Entrust, Inc.*	Senior loan	L + 7.20%	8.85%	03/2017	9,843	9,711	3.1	9,843
Syncsort Incorporated(3)	Senior loan	L + 5.50%	N/A (4)	03/2015	-	(5)	-	-
Syncsort Incorporated*	Senior loan	L + 5.50%	7.50%	03/2015	8,861	8,713	2.8	8,861
Time-O-Matic, Inc.(6)	Subordinated debt	N/A	13.25%	12/2016	11,452	11,246	3.6	11,452
					50,286	49,398	15.8	50,041
Farming and Agriculture
AGData, L.P.	Senior loan	L + 6.25%	7.75%	08/2016	2,933	2,894	0.9	2,933

Finance
Bonddesk Group LLC*	Senior loan	L + 5.00%	6.50%	09/2016	1,018	1,008	0.3	1,008
Pillar Processing LLC*(5)	Senior loan	L + 5.50%	6.01%	11/2013	2,972	2,966	0.8	2,378
Pillar Processing LLC*(5)	Senior loan	N/A	14.50%	05/2014	3,125	3,125	0.3	1,031
					7,115	7,099	1.4	4,417

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
December 31, 2011
(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.(6)	Subordinated debt	N/A	14.00%	06/2016	$7,839	$7,682	2.5%	$7,839
Avatar International, LLC*	Senior loan	L + 7.50%	8.75%	09/2016	8,006	7,875	2.5	8,006
Avatar International, LLC(3)	Senior loan	L + 7.50%	N/A (4)	09/2016	-	(9)	-	-
Avatar International, LLC	Senior loan	P + 6.75%	10.00%	09/2016	1,727	1,706	0.5	1,727
Campus Management Acquisition Corp.	Second lien	L + 9.21%	10.96%	09/2015	5,315	5,236	1.6	5,050
CHS/Community Health Systems *	Senior loan	L + 2.25%	2.55%	07/2014	517	513	0.2	502
Community Hospices of America, Inc.*	Senior loan	L + 5.50%	7.25%	12/2015	5,165	5,083	1.6	5,165
Community Hospices of America, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	12/2015	-	(6)	-	-
Community Hospices of America, Inc.(6)	Subordinated debt	L + 11.75%	13.75%	06/2016	1,835	1,799	0.6	1,835
DDC Center Inc.*	Senior loan	L + 6.50%	9.50%	10/2014	8,519	8,519	2.7	8,519
Delta Educational Systems, Inc.*	Senior loan	L + 5.00%	7.00%	11/2012	2,871	2,830	0.9	2,871
Ernest Healthcare, Inc.*	Senior loan	L + 4.75%	6.25%	05/2016	2,508	2,486	0.8	2,458
G & H Wire Company, Inc.*	Senior loan	L + 5.50%	7.25%	12/2015	5,700	5,621	1.8	5,700
G & H Wire Company, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	12/2015	-	(10)	-	-
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.00%	05/2017	415	403	0.1	397
Hospitalists Management Group, LLC(3)	Senior loan	L + 4.50%	N/A (4)	05/2017	-	(12)	-	(18)
Hospitalists Management Group, LLC	Senior loan	P + 3.50%	6.75%	05/2017	4,164	4,071	1.3	4,081
The Hygenic Corporation*	Senior loan	L + 2.50%	2.77%	04/2013	2,236	2,209	0.7	2,191
Integrated DNA Technologies, Inc.(6)	Subordinated debt	N/A	14.00%	04/2015	3,800	3,756	1.2	3,800
Integrated DNA Technologies, Inc.(6)	Subordinated debt	N/A	14.00%	04/2015	450	445	0.1	450
Integrated DNA Technologies, Inc.(3)	Subordinated debt	N/A	N/A (4)	04/2015	-	(5)	-	-
Maverick Healthcare Group, LLC *	Senior loan	L + 5.50%	7.25%	12/2016	2,234	2,203	0.7	2,234
National Healing Corporation*	Second lien	L + 10.00%	11.50%	11/2018	17,976	16,844	5.3	16,897
National Healing Corporation	Senior loan	L + 6.75%	8.25%	11/2017	3,596	3,418	1.1	3,416
NeuroTherm, Inc.*	Senior loan	L + 5.00%	6.50%	02/2016	1,686	1,655	0.5	1,686
NeuroTherm, Inc.	Senior loan	L + 5.00%	6.50%	02/2016	193	186	0.1	193
Reliant Pro ReHab, LLC*	Senior loan	L + 4.75%	6.00%	06/2016	3,745	3,686	1.2	3,670
Reliant Pro ReHab, LLC(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(20)	-	(35)
Reliant Pro ReHab, LLC	Senior loan	P + 3.75%	7.00%	06/2016	195	186	0.1	183
Surgical Information Systems, LLC	Second lien	L + 7.21%	8.72%	12/2015	4,950	4,871	1.6	4,950
TIDI Products, LLC*	Senior loan	L + 5.00%	6.50%	05/2015	2,228	2,195	0.7	2,228
TIDI Products, LLC(3)	Senior loan	L + 5.00%	N/A (4)	05/2015	-	(5)	-	-
					97,870	95,411	30.4	95,995
Home and Office Furnishings, Housewares, and Durable Consumer
Amerifile, LLC*	Senior loan	L + 5.00%	6.50%	03/2016	4,434	4,379	1.4	4,434
Top Knobs USA, Inc.*	Senior loan	L + 5.75%	7.75%	11/2016	1,161	1,143	0.4	1,161
WII Components, Inc.*	Senior loan	L + 4.75%	6.25%	07/2016	1,801	1,776	0.6	1,801
WII Components, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	07/2016	-	(2)	-	-
Zenith Products Corporation*	Senior loan	L + 5.00%	5.47%	09/2013	3,810	3,769	1.2	3,734
					11,206	11,065	3.6	11,130
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.*	Senior loan	L + 7.50%	9.50%	09/2015	7,681	7,538	2.4	7,681
Competitor Group, Inc.*	Senior loans	L + 7.50%	9.50%	09/2015	3,511	3,441	1.1	3,511
Competitor Group, Inc.	Senior loan	L + 7.50%	9.50%	09/2015	681	664	0.2	681
Octane Fitness, LLC*	Senior loan	L + 5.50%	7.00%	12/2015	4,675	4,524	1.4	4,582
Optronics Product Company, Inc.*	Second lien	L + 7.25%	8.25%	12/2013	2,489	2,421	0.8	2,489
Premier Yachts, Inc.*	Senior loan	L + 5.25%	6.75%	12/2015	664	653	0.2	664
Premier Yachts, Inc.(3)	Senior loan	L + 5.25%	N/A (4)	12/2015	-	(2)	-	-
Pride Manufacturing Company, LLC*	Senior loan	L + 5.50%	7.25%	11/2015	798	786	0.3	798
					20,499	20,025	6.4	20,406
Oil and Gas
Tri-County Petroleum, Inc.(6)	Subordinated debt	N/A	14.00%	08/2015	7,206	7,085	2.3	7,206
Tri-County Petroleum, Inc.*	Senior loan	P + 4.00%	7.25%	02/2015	6,480	6,368	2.0	6,480
Tri-County Petroleum, Inc.*	Senior loan	P + 3.50%	6.75%	02/2015	3,051	3,026	1.0	3,051
					16,737	16,479	5.3	16,737

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
December 31, 2011
(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Personal and Non-Durable Consumer Products
Dr. Miracles, Inc.*(6)	Senior loan	L + 7.50%	10.00%	03/2014	$3,255	$3,232	1.0%	$3,125
Massage Envy, LLC*	Senior loan	L + 5.00%	6.50%	06/2016	6,667	6,595	2.1	6,667
Massage Envy, LLC(3)	Senior loan	L + 5.00%	N/A (4)	06/2016	-	(1)	-	-
MTS Medication Technologies, Inc.*	Senior loan	L + 5.50%	7.00%	06/2016	1,569	1,558	0.5	1,569
MTS Medication Technologies, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	06/2016	-	(1)	-	-
Strategic Partners, Inc.(6)	Subordinated debt	N/A	14.00%	02/2017	9,636	9,427	3.0	9,636
					21,127	20,810	6.6	20,997
Personal, Food and Miscellaneous Services
Affordable Care Inc.*	Senior loan	L + 5.00%	6.50%	12/2015	3,677	3,632	1.2	3,677
Affordable Care Inc.(3)	Senior loan	L + 5.00%	N/A (4)	12/2015	-	(8)	-	-
Automatic Bar Controls, Inc.*	Senior loan	L + 6.00%	7.50%	03/2016	1,100	1,086	0.3	1,056
Automatic Bar Controls, Inc.(3)	Senior loan	P + 4.75%	N/A (4)	03/2016	-	(2)	-	(6)
Ignite Restaurant Group, Inc.*	Senior loan	L + 4.75%	6.25%	03/2016	6,633	6,549	2.1	6,633
NVA Acquisition Company	Senior loan	L + 4.25%	5.50%	06/2016	1,895	1,878	0.6	1,820
Restaurant Technologies, Inc.*	Senior loan	L + 4.75%	6.00%	05/2017	1,113	1,103	0.3	1,091
Restaurant Technologies, Inc.	Senior loan	L + 4.75%	6.00%	05/2017	120	119	-	117
Trusthouse Service Group, Inc.(3)	Senior loan	L + 5.13%	N/A (4)	07/2017	-	(4)	-	-
Trusthouse Service Group, Inc.	Senior loan	P + 4.13%	7.38%	07/2016	6	5	-	6
Trusthouse Service Group, Inc.	Senior loan	L + 5.13%	6.63%	07/2017	1,042	1,027	0.4	1,042
Vetcor Professional Practices LLC*	Senior loan	L + 6.00%	7.50%	02/2015	5,934	5,934	1.9	5,934
Vetcor Professional Practices LLC(3)	Senior loan	L + 6.00%	N/A (4)	02/2015	-	(74)	-	-
					21,520	21,245	6.8	21,370
Personal Transportation
PODS Funding Corp. II*	Senior loan	L + 7.00%	8.50%	11/2016	6,236	6,052	1.9	6,049
PODS Funding Corp. II(6)	Subordinated debt	N/A	21.00%	11/2017	2,802	2,802	0.9	2,802
PODS Funding Corp. II	Subordinated debt	N/A	N/A (4)	11/2017	-	-	-	-
PODS Funding Corp. II(3)	Second lien	N/A	N/A (4)	05/2017	-	(10)	-	(11)
PODS Funding Corp. II(6)	Second lien	N/A	15.50%	05/2017	2,045	1,985	0.7	1,984
PODS Funding Corp. II(3)	Senior loan	L + 7.00%	N/A (4)	11/2016	-	(55)	-	(56)
					11,083	10,774	3.5	10,768
Printing and Publishing
Market Track, LLC*	Senior loan	L + 7.75%	9.25%	11/2015	12,602	12,410	4.0	12,602
Market Track, LLC(3)	Senior loan	L + 7.75%	N/A (4)	11/2015	-	(19)	-	-
Trade Service Company, LLC*	Senior loan	L + 5.25%	6.75%	06/2013	1,266	1,262	0.4	1,266
Trade Service Company, LLC*(6)	Senior loan	N/A	14.00%	06/2013	765	763	0.3	765
Trade Service Company, LLC(3)	Senior loan	L + 5.25%	N/A (4)	06/2013	-	(1)	-	-
					14,633	14,415	4.7	14,633
Retail Stores
Bojangles' Restaurants, Inc.*	Senior loan	L + 6.50%	8.00%	08/2017	2,968	2,760	0.9	2,920
Chuy's OPCO, Inc.	Senior loan	L + 7.00%	8.50%	05/2016	158	155	-	158
Chuy's OPCO, Inc.(3)	Senior loan	L + 7.00%	N/A (4)	05/2016	-	(19)	-	-
Chuy's OPCO, Inc.	Senior loan	L + 7.00%	8.50%	05/2016	8,617	8,446	2.8	8,617
DTLR, Inc.*	Senior loan	L + 8.00%	11.00%	12/2015	8,190	8,064	2.6	8,190
The Marshall Retail Group, LLC*	Senior loan	L + 6.50%	8.00%	04/2013	10,820	10,605	3.4	10,820
The Marshall Retail Group, LLC(3)	Senior loan	L + 6.50%	N/A (4)	04/2013	-	(40)	-	-
Rubio's Restaurants, Inc.*	Senior loan	L + 7.00%	8.75%	06/2015	9,310	9,169	3.0	9,310
Vision Source L.P.*	Senior loan	L + 6.75%	8.00%	04/2016	13,583	13,341	4.3	13,583
Vision Source L.P.(3)	Senior loan	L + 6.75%	N/A (4)	04/2016	-	(10)	-	-
					53,646	52,471	17.0	53,598
Telecommunications
Hosting.com, Inc.*	Senior loan	L + 4.50%	5.75%	05/2014	921	908	0.3	907
Hosting.com, Inc.(3)	Senior loan	L + 4.50%	N/A (4)	05/2014	-	(2)	-	(2)
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	46	46	-	45
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	2,355	2,314	0.7	2,332
West Corporation(3)	Senior loan	L + 2.00%	N/A (4)	10/2012	-	(94)	(0.1)	(200)

					3,322	3,172	0.9	3,082

Total debt investments United States					$557,894	$546,890	172.4%	$545,189

Fair Value as a percentage of Principal Amount								97.7%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
December 31, 2011
(In thousands, except derivative contracts)

					Principal		Percentage
	Investment	Spread Above	Interest	Maturity	Amount/Shares/		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Equity investments
Aerospace and Defense
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	$670	0.2%	$670
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	117
						670	0.2	787
Automobile
ABRA, Inc.	LLC interest	N/A	N/A	N/A	1	1,471	0.5	1,471
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	-	4	-	4
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	-	62	-	62
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	-	18	-	18
						1,555	0.5	1,555
Beverage, Food and Tobacco
Atkins Nutrionals, Inc.	LLC interest	N/A	N/A	N/A	57	796	0.3	796
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	7	691	0.2	691
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.2	521
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	0.1	220
						2,228	0.8	2,228
Diversified Conglomerate Manufacturing
Neptco Inc.	Warrant	N/A	N/A	N/A	5	-	-	-
Oasis Outsourcing Holdings, Inc.	LLC interest	N/A	N/A	N/A	1,088	1,088	0.3	1,088
Sunless Merger Sub, Inc.	Preferred stock	N/A	N/A	N/A	-	148	0.1	148
						1,236	0.4	1,236
Diversified Conglomerate Service
Document Technologies, LLC	LLC interests	N/A	N/A	N/A	24	490	-	490

Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	-	67
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	13	1,273	0.4	1,273
Avatar International, LLC	LP interest	N/A	N/A	N/A	7	695	0.2	695
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	-	102	-	102
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	-	38	-	38
National Healing Corporation	Preferred stock	N/A	N/A	N/A	695	799	0.3	799
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	569	0.2	569
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	264	0.1	263
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	414
						4,221	1.3	4,220
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	73	-	73

Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	Preferred stock	N/A	N/A	N/A	199	111	0.1	107
Competitor Group, Inc.	Common stock	N/A	N/A	N/A	9	88	0.1	118
						199	0.2	225
Personal and Non-Durable Consumer Products
Strategic Partners, Inc.	LLC interest	N/A	N/A	N/A	169	1,691	0.5	1,691

Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	224	-	-	-

Retail Stores
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.2	599
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	936	0.3	936
						1,881	0.5	1,535
Total equity investments United States						$14,244	4.4%	$14,040

Total United States						$561,134	$176.9%	$559,229

Total investments						$563,903	177.8%	$562,046

Derivative investments

Total return swap (Note 7)	Total return swap	N/A	N/A	06/2014	N/A	$-	(0.1)%	$(390)

Futures contracts sold (Note 7)	Futures contracts	N/A	N/A	03/2012	250	$-	(0.1)%	$(239)

Total derivative instruments						$-	(0.2)%	$(629)

* Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization.

(1)	The majority of the investments bear interest at a rate that may be determined by reference to London InterBank Offered Rate ("LIBOR") "L" or Prime "P" and which reset daily, quarterly or semiannually. For each we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at December 31, 2011. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at December 31, 2011.
(3)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	The entire commitment was unfunded at December 31, 2011. As such, no interest is being earned on this investment.
(5)	Loan was on non-accrual status as of December 31, 2011, meaning that the Company has ceased recognizing interest income on the loan.
(6)	A portion of the interest may be deferred through a payment-in-kind ("PIK") rate option.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2011
(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Investments
Canada
Debt investments
Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.(6)	Subordinated debt	N/A	14.50%	11/2015	$2,799	$2,748	0.8%	$2,799

Total Canada					$2,799	$2,748	0.8%	$2,799

Fair Value as percentage of Principal Amount								100.0%

United States
Debt investments
Aerospace and Defense
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	$1,877	$1,843	0.6%	$1,877

Automobile
CLP Auto Interior Corporation*	Senior loan	L + 4.75%	4.99%	06/2013	3,146	3,146	0.9	2,988
Driven Brands, Inc.*	Senior loan	L + 5.00%	6.53%	10/2014	5,109	5,109	1.6	5,108
					8,255	8,255	2.5	8,096
Banking
Prommis Solutions Inc.*(5)	Senior loan	P + 3.25%	5.25%	02/2013	1,237	1,237	0.2	928
					1,237	1,237	0.2	928
Beverage, Food and Tobacco
ABP Corporation*	Senior loan	L + 5.25%	6.75%	06/2016	4,582	4,498	1.4	4,581
ABP Corporation(3)	Senior loan	L + 5.25%	N/A (4)	06/2016	-	(7)	-	-
Ameriqual Group, LLC*	Senior loan	L + 5.00%	6.51%	03/2016	1,960	1,924	0.6	1,960
Ameriqual Group, LLC*	Senior loan	L + 7.50%	9.00%	03/2016	848	833	0.3	848
Atkins Nutrionals, Inc.	Second lien	L + 10.92%	12.92%	12/2015	5,028	4,944	1.6	5,028
Bertucci's Corporation*	Second lien	L + 11.26%	14.27%	07/2012	1,943	1,921	0.6	1,943
IL Fornaio (America) Corporation*	Senior loan	L + 5.25%	6.50%	06/2017	4,831	4,808	1.5	4,807
Julio & Sons Company(3)	Senior loan	L + 7.00%	N/A (4)	09/2014	-	(22)	-	(22)
Julio & Sons Company(3)	Senior loan	L + 7.00%	N/A (4)	09/2016	-	(15)	-	(15)
Julio & Sons Company*	Senior loan	L + 7.00%	8.50%	09/2016	7,175	7,104	2.2	7,103
Noodles & Company*	Senior loan	L + 4.50%	5.75%	02/2016	1,621	1,607	0.5	1,621
Richelieu Foods, Inc.*	Senior loan	L + 5.00%	6.76%	11/2015	2,225	2,174	0.7	2,225
Richelieu Foods, Inc.	Senior loan	P + 4.00%	7.25%	11/2015	132	119	-	132
					30,345	29,888	9.4	30,211
Building and Real Estate
American Fire Protection Group, Inc.(5)	Senior loan	L + 6.75%	9.00%	06/2011	4,422	4,124	0.3	1,105
ASP PDM Acquisition Co. LLC*	Senior loan	L + 2.75%	3.29%	12/2013	457	436	0.1	411
Infiltrator Systems, Inc.*	Senior loan	L + 5.50%	8.50%	09/2012	7,548	7,405	2.4	7,548
ITEL Laboratories, Inc.*	Senior loan	L + 4.50%	5.75%	03/2014	7,633	7,556	2.4	7,633
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2012	118	118	-	118
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2013	2,600	2,598	0.7	2,080
Tecta America Corp.	Senior loan	P + 5.75%	9.00%	03/2014	2,285	2,285	0.6	2,029
					25,063	24,522	6.5	20,924
Cargo Transport
TMW Systems, Inc.*	Senior loan	L + 4.25%	5.80%	05/2016	2,167	2,137	0.7	2,102

Chemicals, Plastics and Rubber
Flint Trading, Inc.*	Senior loan	L + 7.25%	8.75%	06/2016	12,466	12,403	3.9	12,466
Flint Trading, Inc.(3)	Senior loan	L + 7.25%	N/A (4)	06/2016	-	(10)	-	-
Syrgis Holdings, Inc.*	Senior loan	L + 5.50%	7.75%	08/2012	186	182	0.1	186
Syrgis Holdings, Inc.*	Senior loan	L + 6.00%	8.25%	08/2013	864	836	0.3	864
Syrgis Holdings, Inc.*	Senior loan	L + 8.50%	10.75%	02/2014	474	457	0.1	474
					13,990	13,868	4.4	13,990

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (Continued)
September 30, 2011
(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.75%	6.65%	08/2015	$23	$22	-%	$ 23
Fort Dearborn Company*	Senior loan	L + 5.25%	7.12%	08/2016	49	48	-	49
Fort Dearborn Company*	Senior loan	L + 4.75%	6.50%	08/2015	1,473	1,450	0.5	1,473
Fort Dearborn Company*	Senior loan	L + 5.25%	7.00%	08/2016	3,258	3,205	1.0	3,258
					4,803	4,725	1.5	4,803
Diversified Conglomerate Manufacturing
Heat Transfer Parent, Inc.*	Senior loan	L + 3.00%	3.24%	06/2013	1,790	1,748	0.5	1,682
Neptco Inc.(6)	Senior loan	L + 6.00%	8.00%	03/2013	3,920	3,838	1.1	3,607
OnCore Manufacturing LLC*	Senior loan	L + 8.00%	11.00%	06/2016	3,542	3,482	1.2	3,648
Pasternack Enterprises, Inc.*	Senior loan	L + 4.50%	6.00%	02/2014	4,467	4,381	1.4	4,377
Sunless Merger Sub, Inc.*	Senior loan	L + 5.00%	6.25%	07/2016	2,412	2,400	0.8	2,400
Sunless Merger Sub, Inc.(3)	Senior loan	L + 5.00%	N/A (4)	07/2016	-	(1)	-	(1)
Tecomet Inc.(3)	Senior loan	L + 5.25%	N/A (4)	12/2015	-	(7)	-	-
Tecomet Inc.*	Senior loan	L + 5.25%	7.00%	12/2015	4,564	4,520	1.4	4,564
Vintage Parts, Inc.*	Senior loan	L + 5.50%	5.75%	12/2013	6,596	6,534	2.0	6,398
Vintage Parts, Inc.*	Senior loan	L + 6.00%	8.50%	12/2013	92	92	-	92
Vintage Parts, Inc.*	Senior loan	L + 8.00%	9.75%	12/2013	1,378	1,415	0.4	1,420
					28,761	28,402	8.8	28,187
Diversified Conglomerate Service
Benetech, Inc.*	Senior loan	L + 5.00%	5.22%	12/2013	8,845	8,649	2.8	8,845
CIBT Holdings(3)	Senior loan	L + 4.75%	N/A (4)	12/2015	-	(3)	-	-
CIBT Holdings*	Senior loan	L + 4.75%	6.50%	12/2015	1,055	1,055	0.3	1,055
Compass Group Diversified Holdings, LLC*	Senior loan	L + 4.00%	4.25%	12/2013	4,444	4,444	1.4	4,444
Cortz, Inc.*	Senior loan	L + 5.50%	7.00%	03/2014	6,624	6,585	2.1	6,624
Digital Technology International, LLC(3)	Senior loan	P + 6.00%	N/A (4)	09/2016	-	(9)	-	(9)
Digital Technology International, LLC	Senior loan	L + 7.25%	8.75%	09/2016	6,495	6,365	2.0	6,430
EAG, Inc.*	Senior loan	P + 3.50%	6.75%	07/2017	2,732	2,687	0.9	2,732
Evolution1, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(24)	-	(33)
Evolution1, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(5)	-	(7)
Evolution1, Inc.*	Senior loan	L + 4.75%	6.25%	06/2016	4,654	4,588	1.4	4,561
HighJump Acquisition LLC(3)	Senior loan	L + 8.75%	N/A (4)	07/2016	-	(15)	-	(16)
HighJump Acquisition LLC	Senior loan	L + 8.75%	10.00%	07/2016	5,496	5,417	1.7	5,469
NS Holdings, Inc.*(3)	Senior loan	L + 6.25%	N/A (4)	06/2015	-	(6)	-	-
NS Holdings, Inc.*	Senior loan	L + 6.28%	7.65%	06/2015	2,140	2,107	0.7	2,140
QuadraMed Corporation*	Senior loan	L + 5.25%	6.75%	07/2016	1,215	1,203	0.4	1,202
Royall & Company*	Senior loan	L + 5.00%	6.50%	11/2015	770	757	0.2	770
The Service Companies, Inc.*	Senior loan	L + 6.50%	9.00%	03/2014	5,573	5,573	1.8	5,573
Sumtotal Systems, Inc.*	Senior loan	L + 4.25%	5.50%	12/2015	1,552	1,536	0.5	1,552
					51,595	50,904	16.2	51,332
Diversified Natural Resources, Precious Metals, and Minerals
Metal Spinners, Inc.*	Senior loan	L + 7.00%	10.00%	12/2014	1,728	1,681	0.5	1,728
Metal Spinners, Inc.*(6)	Senior loan	L + 11.00%	14.00%	12/2014	3,153	3,072	1.0	3,153
					4,881	4,753	1.5	4,881
Electronics
Cape Electrical Supply LLC*(6)	Senior loan	L + 6.25%	7.50%	11/2013	1,973	1,899	0.6	1,973
Entrust, Inc.*	Senior loan	L + 7.22%	8.72%	03/2017	4,273	4,259	1.3	4,273
Entrust, Inc.*	Senior loan	L + 7.23%	8.73%	03/2017	9,971	9,961	3.1	9,971
Syncsort Incorporated(3)	Senior loan	L + 5.50%	N/A (4)	03/2015	-	(6)	-	-
Syncsort Incorporated*	Senior loan	L + 5.50%	7.50%	03/2015	8,981	8,981	2.8	8,981
Time-O-Matic, Inc.(6)	Subordinated debt	N/A	13.25%	12/2016	11,416	11,199	3.6	11,416
					36,614	36,293	11.4	36,614
Farming and Agriculture
AGData, L.P.	Senior loan	L + 6.25%	7.75%	08/2016	2,972	2,931	0.9	2,972

Finance
Bonddesk Group LLC*	Senior loan	L + 5.00%	6.50%	09/2016	1,018	1,008	0.3	1,008
Pillar Processing LLC*	Senior loan	L + 5.50%	5.73%	05/2014	3,125	3,125	0.9	2,969
Pillar Processing LLC*	Senior loan	N/A	14.50%	11/2013	3,018	3,012	0.9	2,807
					7,161	7,145	2.1	6,784

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (Continued)
September 30, 2011
(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Healthcare, Education and Childcare
ADG, LLC(3)	Senior loan	L + 4.75%	N/A (4)	03/2014	$-	$(5)	-%	$-
ADG, LLC	Senior loan	P + 3.75%	7.00%	03/2014	21	17	-	21
ADG, LLC*	Senior loan	L + 4.75%	6.25%	03/2014	3,389	3,389	1.1	3,389
Advanced Pain Management Holdings, Inc.(6)	Subordinated debt	N/A	14.00%	06/2016	7,798	7,632	2.5	7,798
Avatar International, LLC*	Senior loan	L + 7.50%	8.75%	09/2016	8,056	7,917	2.5	7,955
Avatar International, LLC(3)	Senior loan	L + 7.50%	N/A (4)	09/2016	-	(10)	-	(10)
Campus Management Acquisition Corp.	Second lien	L + 8.25%	10.00%	09/2015	5,315	5,230	1.7	5,315
CHS/Community Health Systems *	Senior loan	L + 2.25%	2.57%	07/2014	519	514	0.2	486
Community Hospices of America, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	12/2015	-	(6)	-	-
Community Hospices of America, Inc.*	Senior loan	L + 5.50%	7.25%	12/2015	5,233	5,145	1.7	5,233
Community Hospices of America, Inc.(6)	Subordinated debt	L + 11.75%	13.75%	06/2016	1,822	1,784	0.6	1,822
DDC Center Inc.*	Senior loan	L + 6.50%	9.50%	10/2014	8,591	8,591	2.7	8,420
Delta Educational Systems, Inc.*	Senior loan	P + 2.75%	6.00%	06/2012	2,924	2,881	0.9	2,924
Den-Mat Holdings, LLC(5)(6)	Senior loan	L + 7.50%	8.50%	06/2014	3,419	3,350	0.3	858
Ernest Healthcare, Inc.*	Senior loan	L + 4.75%	6.25%	05/2016	2,527	2,504	0.8	2,527
G & H Wire Company, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	12/2015	-	(11)	-	-
G & H Wire Company, Inc.*	Senior loan	L + 5.50%	7.25%	12/2015	5,775	5,674	1.8	5,775
Hospitalists Management Group, LLC(3)	Senior loan	L + 4.50%	N/A (4)	05/2017	-	(13)	-	(18)
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.00%	05/2017	415	402	0.1	397
Hospitalists Management Group, LLC	Senior loan	P + 3.50%	6.75%	05/2017	4,175	4,077	1.3	4,091
The Hygenic Corporation*	Senior loan	L + 2.50%	2.75%	04/2013	2,242	2,209	0.7	2,197
Integrated DNA Technologies, Inc.(6)	Subordinated debt	N/A	14.00%	04/2015	3,800	3,752	1.2	3,800
Integrated DNA Technologies, Inc.(6)	Subordinated debt	N/A	14.00%	04/2015	450	444	0.1	450
Integrated DNA Technologies, Inc.(3)	Subordinated debt	N/A	N/A (4)	04/2015	-	(6)	-	-
Maverick Healthcare Group, LLC *	Senior loan	L + 5.50%	7.25%	12/2016	2,251	2,219	0.7	2,251
NeuroTherm, Inc.	Senior loan	L + 5.00%	6.50%	02/2016	243	236	0.1	243
NeuroTherm, Inc.*	Senior loan	L + 5.00%	6.50%	02/2016	1,707	1,673	0.5	1,707
Reliant Pro ReHab, LLC*	Senior loan	L + 4.75%	6.00%	06/2016	3,793	3,730	1.2	3,755
Reliant Pro ReHab, LLC(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(21)	-	(18)
Reliant Pro ReHab, LLC(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(10)	-	(6)
Sterilmed, Inc.*(6)	Senior loan	L + 8.50%	10.00%	07/2016	3,079	3,079	1.0	3,079
Sterilmed, Inc.(3)	Senior loan	L + 6.25%	N/A (4)	07/2015	-	(7)	-	-
Surgical Information Systems, LLC	Second lien	L + 7.73%	9.23%	12/2015	5,047	4,961	1.6	5,047
TIDI Products, LLC*	Senior loan	L + 5.00%	6.50%	05/2015	2,228	2,228	0.7	2,228
TIDI Products, LLC(3)	Senior loan	L + 5.00%	N/A (4)	05/2015	-	(5)	-	-
United Surgical Partners International, Inc.*	Senior loan	L + 2.00%	2.24%	04/2014	1,514	1,514	0.5	1,430
					86,333	85,058	26.5	83,146
Home and Office Furnishings, Housewares, and Durable Consumer
Amerifile, LLC*	Senior loan	L + 5.00%	6.50%	03/2016	4,434	4,375	1.4	4,434
Top Knobs USA, Inc.*	Senior loan	L + 5.75%	7.75%	11/2016	1,176	1,156	0.4	1,176
WII Components, Inc.*	Senior loan	L + 4.75%	6.25%	07/2016	1,824	1,798	0.6	1,797
WII Components, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	07/2016	-	(2)	-	(2)
Zenith Products Corporation*	Senior loan	L + 5.00%	5.43%	09/2013	4,141	4,090	1.3	4,058
					11,575	11,417	3.7	11,463
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	Senior loan	L + 7.50%	9.50%	09/2015	389	370	0.1	389
Competitor Group, Inc.	Senior loans	L + 7.50%	N/A (4)	09/2015	3,557	3,468	1.1	3,557
Competitor Group, Inc.*	Senior loan	L + 7.50%	9.50%	09/2015	7,783	7,629	2.5	7,783
Octane Fitness, LLC*	Senior loan	L + 4.60%	4.85%	03/2013	4,675	4,596	1.4	4,582
Optronics Product Company, Inc.*	Senior loan	L + 4.50%	5.50%	12/2012	79	77	-	79
Optronics Product Company, Inc.*	Second lien	L + 7.25%	8.25%	12/2013	2,489	2,412	0.8	2,489
Premier Yachts, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	12/2015	-	(3)	-	-
Premier Yachts, Inc.*	Senior loan	L + 5.50%	7.00%	12/2015	681	670	0.2	681
Pride Manufacturing Company, LLC*	Senior loan	L + 5.50%	7.25%	11/2015	819	805	0.3	819
					20,472	20,024	6.4	20,379
Oil and Gas
Tri-County Petroleum, Inc.(6)	Subordinated debt	N/A	14.00%	08/2015	7,206	7,077	2.3	7,206
Tri-County Petroleum, Inc.*	Senior loan	L + 5.00%	6.50%	02/2015	6,480	6,359	2.0	6,480
Tri-County Petroleum, Inc.*	Senior loan	L + 4.50%	6.02%	02/2015	3,051	3,024	1.0	3,051
					16,737	16,460	5.3	16,737

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (Continued)
September 30, 2011
(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Personal and Non-Durable Consumer Products
Dr. Miracles, Inc.*(6)	Senior loan	L + 7.50%	10.00%	03/2014	$3,344	$3,317	1.0%	$3,210
Massage Envy, LLC(3)	Senior loan	L + 5.00%	N/A (4)	06/2016	-	(1)	-	-
Massage Envy, LLC*	Senior loan	L + 5.00%	6.50%	06/2016	6,742	6,742	2.2	6,742
MTS Medication Technologies, Inc.(3)	Senior loan	P + 4.25%	N/A (4)	06/2016	-	(2)	-	-
MTS Medication Technologies, Inc.*	Senior loan	L + 5.50%	7.00%	06/2016	1,601	1,590	0.5	1,601
Strategic Partners, Inc.(6)	Subordinated debt	N/A	14.00%	02/2017	9,636	9,415	3.1	9,636
					21,323	21,061	6.8	21,189
Personal, Food and Miscellaneous Services
Affordable Care Inc.(3)	Senior loan	L + 5.00%	N/A (4)	12/2015	-	(8)	-	-
Affordable Care Inc.*	Senior loan	L + 5.00%	6.50%	12/2015	3,686	3,638	1.2	3,686
Automatic Bar Controls, Inc.*	Senior loan	L + 5.75%	7.44%	03/2016	1,125	1,110	0.4	1,125
Automatic Bar Controls, Inc.(3)	Senior loan	P + 4.75%	8.00%	03/2016	2	(1)	-	2
Ignite Restaurant Group, Inc.*	Senior loan	L + 4.75%	6.25%	03/2016	6,633	6,633	2.1	6,633
NVA Acquisition Company	Senior loan	L + 4.25%	5.50%	06/2016	1,900	1,900	0.6	1,824
Restaurant Technologies, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	05/2017	-	(2)	-	-
Restaurant Technologies, Inc.*	Senior loan	L + 4.75%	6.00%	05/2017	1,116	1,106	0.4	1,116
Trusthouse Service Group, Inc.(3)	Senior loan	L + 5.13%	N/A (4)	07/2017	-	(5)	-	(5)
Trusthouse Service Group, Inc.	Senior loan	P + 4.13%	7.38%	07/2016	3	3	-	3
Trusthouse Service Group, Inc.	Senior loan	L + 5.13%	6.63%	07/2017	1,044	1,029	0.3	1,029
Vetcor Professional Practices LLC*	Senior loan	L + 6.00%	7.50%	02/2015	1,944	1,944	0.6	1,944
Vetcor Professional Practices LLC(3)	Senior loan	L + 6.00%	N/A (4)	02/2015	-	(120)	-	-
Vetcor Professional Practices LLC	Senior loan	L + 6.00%	7.50%	02/2015	2,020	2,020	0.6	2,020
					19,473	19,247	6.2	19,377
Printing and Publishing
Market Track, LLC(3)	Senior loan	L + 7.75%	N/A (4)	11/2015	-	(20)	-	-
Market Track, LLC*	Senior loan	L + 7.75%	9.25%	11/2015	12,768	12,563	4.1	12,768
Trade Service Company, LLC(3)	Senior loan	L + 5.25%	N/A (4)	06/2013	-	(1)	-	-
Trade Service Company, LLC*	Senior loan	L + 5.25%	6.75%	06/2013	1,342	1,338	0.5	1,342
Trade Service Company, LLC*(6)	Senior loan	N/A	14.00%	06/2013	765	763	0.3	765
					14,875	14,643	4.9	14,875
Retail Stores
Chuy's OPCO, Inc.(3)	Senior loan	L + 7.00%	N/A (4)	05/2016	-	(3)	-	-
Chuy's OPCO, Inc.(3)	Senior loan	L + 7.00%	N/A (4)	05/2016	-	(21)	-	-
Chuy's OPCO, Inc.	Senior loan	L + 7.00%	8.50%	05/2016	8,639	8,458	2.8	8,639
DTLR, Inc.	Senior loan	L + 8.00%	11.00%	12/2015	5,861	5,738	1.9	5,861
The Marshall Retail Group, LLC*	Senior loan	L + 4.50%	7.25%	04/2013	2,574	2,516	0.8	2,574
The Marshall Retail Group, LLC*	Second lien	L + 6.50%	9.25%	04/2013	2,100	2,063	0.7	2,100
Rubio's Restaurants, Inc.*	Senior loan	L + 7.00%	8.75%	06/2015	9,433	9,280	3.0	9,433
Vision Source L.P.*	Senior loan	L + 6.75%	8.00%	04/2016	13,669	13,411	4.3	13,669
Vision Source L.P.	Senior loan	L + 6.75%	8.00%	04/2016	142	131	-	142
					42,418	41,573	13.5	42,418
Telecommunications
Hosting.com	Senior loan	L + 6.75%	N/A (4)	05/2014	-	-	-	-
Hosting.com*	Senior loan	L + 6.75%	8.25%	05/2014	2,084	2,084	0.7	2,084
NameMedia, Inc.	Senior loan	P + 5.00%	8.25%	11/2014	9	8	-	8
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	2,486	2,439	0.8	2,461
West Corporation(3)	Senior loan	L + 2.00%	N/A (4)	10/2012	-	(124)	(0.1)	(200)
					4,579	4,407	1.4	4,353
Total debt investments United States					$457,506	$450,793	141.4%	$447,638

Fair Value as a percentage of Principal Amount								97.8%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (Continued)
September 30, 2011
(In thousands, except derivative contracts)

					Principal		Percentage
	Investment	Spread Above	Interest	Maturity	Amount / Shares /		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Equity investments
Aerospace and Defense
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	$670	0.2%	$670
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	117
						670	0.2	787
Beverage, Food and Tobacco
Atkins Nutrionals, Inc.	LLC interest	N/A	N/A	N/A	57	838	0.3	838
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.2	521
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	0.1	220
						1,579	0.6	1,579
Diversified Conglomerate Manufacturing
Neptco Inc.	Warrant	N/A	N/A	N/A	-	-	-	-
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	-	148	0.1	148
						148	0.1	148

Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	-	67
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	13	1,273	0.4	1,273
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	651	0.2	651
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	-	102	-	102
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	-	38	-	38
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	569	0.2	569
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	264	0.1	263
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	414
						3,378	1.0	3,377
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	73	-	73

Personal and Non-Durable Consumer Products
Strategic Partners, Inc.	LLC interest	N/A	N/A	N/A	169	1,691	0.5	1,691

Retail Stores
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.3	799
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	936	0.3	936
						1,881	0.6	1,735

Total equity investments United States						$9,420	3.0%	$9,390

Total United States						$460,213	144.4%	$457,028

Total investments						$462,961	145.2%	$459,827
Derivatives, at fair value

Futures contracts sold (Note 7)	Financial futures contracts	N/A	N/A	12/2011	250	$-	(0.1)%	$(141)

Total return swap (Note 7)	Total return swap	N/A	N/A	06/2014	N/A	$-	(0.7)%	$(1,845)

Total derivative instruments						$-	(0.7)%	$(1,986)

* Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization.

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR "L" or Prime "P" and which reset daily, quarterly or semiannually. For each we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2011. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2011.
(3)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	The entire commitment was unfunded at September 30, 2011. As such, no interest is being earned on this investment.
(5)	Loan was on non-accrual status as of September 30, 2011, meaning that the Company has ceased recognizing interest income on the loan.
(6)	A portion of the interest may be deferred through a PIK rate option.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 1. Organization

Golub Capital BDC, Inc. (“GBDC” and, together with its subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company. GBDC has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, GBDC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On April 13, 2010, Golub Capital BDC LLC (“GC LLC”) converted from a Delaware limited liability company to a Delaware corporation, leaving GBDC as the surviving entity (the “Conversion”). At the time of the Conversion, all limited liability company interests were exchanged for 8,984,863 shares of common stock in GBDC. GBDC had no assets or operations prior to the Conversion and, as a result, the books and records of GC LLC have become the books and records of the surviving entity. On April 14, 2010, GBDC completed its initial public offering.

GC LLC was formed in the State of Delaware on November 9, 2009 to continue and expand the business of Golub Capital Master Funding LLC (“GCMF”) which commenced operations on July 7, 2007. All of the outstanding limited liability company interests in GCMF were initially held by three Delaware limited liability companies, Golub Capital Company IV, LLC, Golub Capital Company V LLC and Golub Capital Company VI LLC (collectively, the “Capital Companies”). In November 2009, the Capital Companies formed GC LLC, into which they contributed 100% of the limited liability company interests of GCMF and from which they received a proportionate number of limited liability company interests in GC LLC. In February 2010, GEMS Fund L.P. (“GEMS”), a limited partnership affiliated through common management with the Capital Companies, purchased an interest in GC LLC. As a result of the Conversion, the Capital Companies and GEMS received shares of common stock in GBDC.

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

Note 2. Accounting Policies and Recent Accounting Updates

Basis of presentation:   The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Restricted cash and cash equivalents:   Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash is held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. In addition, restricted cash and cash equivalents include amounts held within the Company’s small business investment company (“SBIC”). This amount is generally restricted to the originations of new loans from the SBIC and the payment of U.S. Small Business Administration (“SBA”) debentures and related interest expense.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Revenue recognition:

Investments and related investment income:   The Board determines the fair value of the Company’s investments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. In addition, the Company may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. All other income is recorded into income when earned. The Company records prepayment premiums on loans as interest income. When the Company receives principal payments on a loan in an amount that exceeds the loan’s amortized cost, it records the excess principal payment as interest income. For the three months ended December 31, 2011 and 2010, interest income included $1,090 and $1,953, respectively, of amortization of discounts.

As of December 31, 2011 and September 30, 2011, the Company had interest receivable of $3,190 and $3,063, respectively. For the three months ended December 31, 2011 and 2010, the Company earned interest of $12,100 and $9,137, respectively. For the three months ended December 31, 2011 and 2010, the Company received interest in cash, which excludes income from amortization of loan origination fees, original issue discount and market discount or premium, in the amounts of $10,610 and $6,904 respectively. For the three months ended December 31, 2011 and 2010, the Company received loan origination fees of $3,904 and $2,173, respectively. These loan origination fees are capitalized and amortized over the life of the loan as interest income.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2011 and 2010, the Company recorded PIK income of $375 and $139, respectively. For the three months ended December 31, 2011 and 2010, the Company received PIK payments in cash of $102 and $97, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three months ended December 31, 2011 and 2010, the Company recorded dividend income of $377 and zero, respectively.

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

Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will not be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The total fair value of non-accrual loans was $5,442 and $2,891 as of December 31, 2011 and September 30, 2011, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2011 and 2010, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 —  Income Taxes. ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at December 31, 2011 and September 30, 2011. The 2009 and 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred financing costs:   Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2011 and September 30, 2011, the Company had deferred financing costs of $5,944 and $5,345, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three months ended December 31, 2011 and 2010 was $340 and $168, respectively.

Deferred offering costs:   Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of December 31, 2011 and September 30, 2011, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $353 and $272, respectively.

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

Recently issued accounting pronouncements:   In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments to the FASB codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements except for enhanced disclosures around fair value measurements.

Note 3. Related Party Transactions

Investment Advisory and Management Agreement:   On April 14, 2010, GBDC entered into the Investment Advisory Agreement with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Investment Advisory Agreement was subsequently amended on July 16, 2010. The Investment Adviser is a registered investment adviser with the Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee.

The base management fee is calculated at an annual rate equal to 1.375% of average adjusted gross assets at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Such amount is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during a calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company.

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

The income and capital gains incentive fee calculation (the “Income and Capital Gain Incentive Fee Calculation”) has two parts, the income component and the capital gains component. The income component is calculated quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. As described in Note 7 - Derivative Instruments, the Company entered into a total return swap (“TRS”) with Citibank, N.A. (“Citibank”) for the purpose of gaining economic exposure to a portfolio of broadly syndicated loans. For purposes of the computation of the incentive fee, the Company:

•	treats the interest spread, which represents the difference between the interest and fees received on the reference assets underlying the TRS and the interest paid to Citibank on the settled notional value of the TRS, as part of the income component of the incentive fee; and
•	treats the realized gains and losses on the sale or maturity of reference assets underlying the TRS and futures contracts as part of the capital gains component of the incentive fee.

Prior to the quarter ended December 31, 2011, the Company had included interest spread payments from the TRS in the capital gains component of the incentive fee calculation as this is consistent with GAAP, which records such payments in net realized gains/(losses) on derivative instruments in the consolidated statement of operations. However, the Company changed its methodology in the quarter ended December 31, 2011 pursuant to discussions with the staff (the “Staff”) of the SEC, resulting in the TRS interest spread payments being included in the income component of the incentive fee calculation.

For the three months ended December 31, 2011, the Company received $647 of interest spread payments from the TRS. Including the interest spread payments from the TRS in the income component of the incentive fee calculation caused an increase in the incentive fee by $647 as the Company is currently in the “catch-up” provision as described below. Upon reviewing the incentive fee calculation and the treatment of the interest spread payments from the TRS, the Investment Adviser irrevocably waived the incremental portion of the incentive fee attributable from the TRS interest spread payments for the three months ended December 31, 2011. Taking into account the waiver by the Investment Adviser, the Income Incentive Fee (as described below) was $909 for the three months ended December 31, 2011, rather than $1,556. The Income Incentive Fee for the three months ended December 31, 2010 was $190.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the income component, it is possible that an incentive fee may be calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the income component will result in a positive value and an incentive fee will be paid unless the payment of such incentive fee would cause the Company to pay incentive fees on a cumulative basis that exceed 20.0% of cumulative Pre-Incentive Fee Net Investment Income. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% quarterly. If market interest rates rise, the Company may be able to invest funds in debt instruments that provide for a higher return, which would increase Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. The Company’s Pre-Incentive Fee Net Investment Income used to calculate this part of the incentive fee is also included in the amount of its total assets (other than cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets) used to calculate the 1.375% base management fee annual rate.

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

The Company accrues the Capital Gain Incentive Fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) is positive. The Capital Gain Incentive Fee is calculated on a cumulative basis from the date the Company elected to become a BDC through the end of each calendar year. For the calendar years ended December 31, 2011 and 2010, the Capital Gain Incentive Fee was zero.

The sum of the Income Incentive Fee and the Capital Gain Incentive Fee is the Incentive Fee.

As described above, the Incentive Fee will not be paid at any time if, after such payment, the cumulative Incentive Fees paid to date would be greater than 20.0% of the Company’s cumulative Pre-Incentive Fee Net Investment Income since the election to be treated as a BDC. Such amount, less any Incentive Fees previously paid, is referred to as the Incentive Fee Cap. If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the Incentive Fee calculated above, then the difference between the Incentive Fee and the Incentive Fee Cap will not be paid by GBDC and will not be received by the Investment Adviser as an Incentive Fee either at the end of such relevant period or at the end of any future period.

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

Included in accounts payable and accrued expenses is $262 and $226 as of December 31, 2011 and September 30, 2011, respectively, for accrued allocated shared services under the Administration Agreement. The administrative service fee expense under the Administration Agreement for the three months ended December 31, 2011 and 2010 was $262 and $174, respectively.

Other related party transactions:   The Investment Manager pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies and rating agency fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Investment Manager during the three months ended December 31, 2011 and 2010 were $106 and $131, respectively.

As of December 31, 2011 and September 30, 2011, included in accounts payable and accrued expenses were $97 and $65, respectively, for accrued expenses paid on behalf of the Company by the Investment Manager.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 4. Investments

Investments consisted of the following:

	December 31, 2011			September 30, 2011
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$216,807	$212,524	$207,305	$212,725	$209,729	$203,831
Unitranche	232,857	228,986	231,336	178,854	176,393	177,880
Second lien(1)	39,740	38,172	38,324	21,922	21,531	21,922
Subordinated debt	71,307	69,977	71,041	46,804	45,888	46,804
Equity	N/A	14,244	14,040	N/A	9,420	9,390
Derivative instruments(2)	N/A	-	(629)	N/A	-	(1,986)
Total	$560,711	$563,903	$561,417	$460,305	$462,961	$457,841

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

	December 31, 2011		September 30, 2011
Cost:
United States
Mid-Atlantic	$64,040	11.4%	$66,782	14.4%
Midwest	116,534	20.7	112,550	24.3
West	109,869	19.5	80,242	17.3
Southeast	141,046	25.0	89,133	19.3
Southwest	86,557	15.3	74,907	16.2
Northeast	43,088	7.6	36,599	7.9
Canada	2,769	0.5	2,748	0.6
Total	$563,903	100.0%	$462,961	100.0%

Fair Value:
United States
Mid-Atlantic	$61,946	11.1%	$66,906	14.5%
Midwest	116,715	20.8	112,534	24.5
West	110,583	19.7	78,329	17.0
Southeast	141,909	25.2	89,735	19.5
Southwest	84,537	15.0	72,467	15.8
Northeast	43,539	7.7	37,057	8.1
Canada	2,817	0.5	2,799	0.6
Total	$562,046	100.0%	$459,827	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The industry compositions of the portfolio at fair value, excluding derivative instruments, were as follows:

	December 31, 2011		September 30, 2011
Cost:
Aerospace and Defense	$2,514	0.4%	$2,513	0.5%
Automobile	17,260	3.1	8,255	1.8
Banking	1,237	0.2	1,237	0.3
Beverage, Food and Tobacco	43,456	7.7	31,467	6.8
Buildings and Real Estate	16,810	3.0	24,522	5.3
Cargo Transport	2,056	0.4	2,137	0.4
Chemicals, Plastics and Rubber	13,701	2.4	13,868	3.0
Containers, Packaging and Glass	4,697	0.8	4,725	1.0
Diversified Conglomerate Manufacturing	37,259	6.6	28,550	6.2
Diversified Conglomerate Service	84,133	14.9	50,904	11.0
Diversified Natural Resources, Precious Metals and Minerals	4,688	0.8	4,753	1.0
Electronics	49,398	8.8	36,293	7.8
Farming and Agriculture	2,894	0.5	2,931	0.6
Finance	7,099	1.3	7,145	1.5
Healthcare, Education and Childcare	99,632	17.7	88,436	19.1
Home and Office Furnishings, Housewares, and Durable Consumer	11,138	2.0	11,490	2.5
Leisure, Amusement, Motion Pictures and Entertainment	22,993	4.1	22,772	4.9
Oil and Gas	16,479	2.9	16,460	3.6
Personal and Non-Durable Consumer Products	22,501	4.0	22,752	4.9
Personal, Food and Miscellaneous Services	21,245	3.8	19,247	4.2
Personal Transportation	10,774	1.9	-	-
Printing and Publishing	14,415	2.6	14,643	3.2
Retail Stores	54,352	9.6	43,454	9.4
Telecommunications	3,172	0.5	4,407	1.0
Total	$563,903	100.0%	$462,961	100.0%

Fair Value:
Aerospace and Defense	$2,664	0.5%	$2,664	0.6%
Automobile	17,193	3.1	8,096	1.8
Banking	928	0.2	928	0.2
Beverage, Food and Tobacco	43,760	7.8	31,790	6.9
Buildings and Real Estate	13,071	2.3	20,924	4.6
Cargo Transport	2,041	0.4	2,102	0.5
Chemicals, Plastics and Rubber	13,944	2.5	13,990	3.0
Containers, Packaging and Glass	4,770	0.8	4,803	1.0
Diversified Conglomerate Manufacturing	37,040	6.6	28,335	6.2
Diversified Conglomerate Service	85,127	15.1	51,332	11.2
Diversified Natural Resources, Precious Metals and Minerals	4,840	0.9	4,881	1.1
Electronics	50,041	8.9	36,614	8.0
Farming and Agriculture	2,933	0.5	2,972	0.6
Finance	4,417	0.8	6,784	1.5
Healthcare, Education and Childcare	100,215	17.8	86,523	18.8
Home and Office Furnishings, Housewares, and Durable Consumer	11,203	2.0	11,536	2.5
Leisure, Amusement, Motion Pictures and Entertainment	23,448	4.2	23,178	5.0
Oil and Gas	16,737	3.0	16,737	3.6
Personal and Non-Durable Consumer Products	22,688	4.0	22,880	5.0
Personal, Food and Miscellaneous Services	21,370	3.8	19,377	4.2
Personal Transportation	10,768	1.9	-	-
Printing and Publishing	14,633	2.6	14,875	3.2
Retail Stores	55,133	9.8	44,153	9.6
Telecommunications	3,082	0.5	4,353	0.9
Total	$562,046	100.0%	$459,827	100.0%

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

Money market accounts held at large financial institutions and futures contracts that are valued based on quoted market prices in active markets are categorized in Level 1 of the fair value hierarchy. All other financial instruments that were recorded at fair value as of December 31, 2011 and September 30, 2011 were valued using Level 3 inputs of the fair value hierarchy. Level 1 assets are valued using quoted market prices. Level 2 assets are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments. Financial instruments that are recorded at Level 3 of the valuation hierarchy are the Company’s debt and equity investments, as well as the Company’s investment in the TRS which is further described in Note 7 — Derivative Instruments. Level 3 assets are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuation of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The referenced portfolio of loans of the TRS is valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company and its Board for review and testing. The Company’s board of directors reviews and approves the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of its quarterly determination of net asset value. To the extent the Company or its Board has any questions or concerns regarding the valuation of the reference portfolio of loans, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on the Company’s TRS, refer to Note 7 — Derivative Instruments.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following table presents information about the Company’s investments measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

As of December 31, 2011:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$548,006	$548,006
Equity investments(1)	-	-	14,040	14,040
Derivative instruments(2)	(239)	-	(390)	(629)
Money market accounts(3)	34,144	-	-	34,144
	$33,905	$-	$561,656	$595,561

As of September 30, 2011:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$450,437	$450,437
Equity investments(1)	-	-	9,390	9,390
Derivative instruments(2)	(141)	-	(1,845)	(1,986)
Money market accounts(3)	56,595	-	-	56,595
	$56,454	$-	$457,982	$514,436

(1) Refer to the consolidated schedule of investments for further details.

(2) Derivatives include futures contracts and the TRS. Refer to Note 7 for additional disclosures.

(3) Included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated statements of financial condition.

The net change in unrealized depreciation for the three months ended December 31, 2011 and 2010 reported within the net change in unrealized appreciation (depreciation) on investments and the net change in unrealized appreciation (depreciation) on derivative instruments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets was $1,798 and $147, respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs:

	Three months ended December 31, 2011
	Debt Investments	Equity Investments	Derivative instruments(1)	Total

Fair value, beginning of period	$450,437	$9,390	$(1,845)	$457,982

Net change in unrealized appreciation (depreciation)
on investments and derivative instruments	517	(174)	1,455	1,798
Realized (loss) gain on investments and derivative
instruments	(2,115)	-	636	(1,479)
Fundings of revolving loans, net	1,231	-	-	1,231
Fundings of investments	139,722	4,824	-	144,546
Proceeds from principal payments and sales of portfolio
investments	(42,876)	-	-	(42,876)
Proceeds from derivative instruments(1)	-	-	(636)	(636)
Amortization of discount and premium	1,090	-	-	1,090

Fair value, end of period	$548,006	$14,040	$(390)	$561,656

 (1) Refer to Note 7 for additional disclosures.

The following are the carrying values and fair values of the Company’s debt liabilities as of December 31, 2011 and September 30, 2011. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of December 31, 2011		As of September 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt	$311,900	$315,332	$237,683	$240,373

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. For purposes of compliance with the asset coverage ratio test, the Company has agreed with the Staff of the SEC to treat the outstanding notional amount of the TRS, less the amount of cash collateral on deposit with the custodian under the TRS, as a senior security for the life of that instrument. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the Staff of the SEC. As of December 31, 2011, the Company’s asset coverage for borrowed amounts was 208.3%.

Debt Securitization:  On July 16, 2010, the Company completed a $300,000 term debt securitization (“Debt Securitization”). The notes (“Notes”) offered in the Debt Securitization were issued by Golub Capital BDC 2010-1 LLC (the “Issuer”), a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A Notes and Class B Notes are secured by the assets held by the Issuer. The Debt Securitization was executed through a private placement of $174,000 of Aaa/AAA Class A Notes of the Issuer which bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 2.40%. The $10,000 face amount of Class B Notes bears interest at a rate of three-month LIBOR plus 2.40%, and the $116,000 face amount of Subordinated

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Notes does not bear interest. The Class A Notes are included in the December 31, 2011 and September 30, 2011 consolidated statements of financial condition. In partial consideration for the loans transferred to the Issuer as part of the Debt Securitization, Holdings retained all of the Class B and Subordinated Notes totaling $10,000 and $116,000, respectively, and all of the membership interests in the Issuer, which Holdings initially purchased for two hundred and fifty dollars.

During a period of up to three years from the closing date (which may be extended for two additional years, upon satisfaction of certain conditions), all principal collections received on the underlying collateral may be used by the Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the Debt Securitization for such three-year period. The Notes are scheduled to mature on July 20, 2021.

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

As of December 31, 2011 and September 30, 2011, there were 79 and 79 portfolio companies with a total fair value of $295,593 and $284,288, respectively, securing the Notes. The pool of loans in the Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the Debt Securitization is based on three-month LIBOR, which as of December 31, 2011 was 0.6%. For the three months ended December 31, 2011, the effective annualized average interest rate, which includes amortization of debt issuance costs on the Debt Securitization, was 3.2%, interest expense was $1,235 and cash paid for interest was $1,178. For the three months ended December 31, 2010, the effective annualized average interest rate, which includes amortization of debt issuance costs on the Debt Securitization, was 3.5%, interest expense was $1,394 and cash paid for interest was zero.

The classes, amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A Notes are as follows:

Description	Class A Notes

Type	Senior Secured Floating Rate
Amount Outstanding	$174,000
Moody's Rating	"Aaa"
S&P Rating	"AAA"
Interest Rate	LIBOR + 2.40%
Stated Maturity	July 20, 2021

SBA Debentures:  On August 24, 2010, GC SBIC IV, L.P., a wholly owned subsidiary of the Company, received approval for a license from the SBA to operate as an SBIC. As an SBIC, GC SBIC IV, L.P. is subject to a variety of regulations and

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

oversight by the SBA concerning the size and nature of the companies in which it may invest as well as the structures of those investments.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225,000. Affiliates of the Investment Adviser manage another SBIC. As such, it is possible that GC SBIC IV, L.P. will be constrained in its ability to issue SBA-guaranteed debentures in the future if the other affiliated SBIC has already issued such debentures. As of December 31, 2011, the affiliated SBIC licensee had $123,820 of SBA-guaranteed debentures outstanding, while GC SBIC IV, L.P. had $100,000 of outstanding SBA-guaranteed debentures. This leaves incremental borrowing capacity of a maximum of $1,180 of SBA-guaranteed debentures for GC SBIC IV, L.P. and the affiliated SBIC licensee. As of September 30, 2011, GC SBIC IV, L.P. had $61,300 of outstanding SBA-guaranteed debentures. Unless specifically approved by the SBA, the other licensee was prohibited by the SBA from making certain new investments when GC SBIC IV, L.P. received its license on August 24, 2010. The affiliated SBIC licensee is limited to only making add-on investments in existing portfolio companies. As such, the majority of the incremental borrowing capacity is available for GC SBIC IV, L.P. The borrowing capacity of GC SBIC IV, L.P. could be expanded further if the affiliated SBIC retires its SBA-guaranteed debentures.

GC SBIC IV, L.P. is able to borrow funds from the SBA against regulatory capital that is paid-in, subject to customary regulatory requirements including an examination by the SBA. As of December 31, 2011, the Company had committed and funded $65,000 to GC SBIC IV, L.P. and had SBA-guaranteed debentures of $100,000 outstanding which mature between March 2021 and March 2022. The interest rate on $55,300 of outstanding debentures was fixed at an average annualized interest rate of 3.7%. The annualized interim financing rate on the remaining $44,700 of outstanding debentures was 1.4%. For the three months ended December 31, 2011 and 2010, the effective annualized average interest rate, which includes amortization of fees paid on the debentures, was 3.4% and 1.6%, respectively. For the three months ended December 31, 2011 and 2010, interest expense was $627 and $14, respectively. There were no interest payments made on SBA debentures during the three months ended December 31, 2011 and 2010.

As indicated above, on September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage.

Revolving Credit Facility:   On July 21, 2011, Golub Capital BDC Funding LLC (“Funding”), a wholly owned subsidiary of the Company, entered into a $75,000 senior secured revolving credit facility (“Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender.

Under the Credit Facility, which matures on October 21, 2015, the lender has agreed to extend credit to Funding in an aggregate principal amount of $75,000. Funding’s ability to draw under the Credit Facility is scheduled to terminate on October 20, 2012. The period from the closing date until October 20, 2012 is referred to as the reinvestment period. All amounts outstanding under the Credit Facility are required to be repaid by October 21, 2015. Through the reinvestment period, the Credit Facility bears interest at three-month LIBOR plus 2.25% per annum. After the reinvestment period, the rate will reset to LIBOR plus 2.75% per annum for the remaining term of the Credit Facility. In addition to the stated interest expense on the Credit Facility, the Company is required to pay a non-usage fee of 0.50% per annum on any unused portion of the Credit Facility. After six months from the close of the Credit Facility, the non-usage fee will be 0.50% for any unused portion up to $30,000 and 2.00% on any unused portion in excess of $30,000. The Credit Facility is secured by all of the assets held by Funding, and the Company has pledged its interests in Funding as collateral to Wells Fargo Bank, N.A., as the collateral agent, under an ancillary agreement to secure the obligations of the Company as the transferor and servicer under the Credit Facility. Both the Company and Funding have made customary representations and warranties and are

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Credit Facility is subject to the leverage restrictions contained in the 1940 Act.

The Company plans to transfer certain loans and debt securities it has originated or acquired from time to time to Funding through a purchase and sale agreement and may cause Funding to originate or acquire loans in the future, consistent with the Company’s investment objectives.

As of December 31, 2011 and September 30, 2011, the Company had outstanding debt under the Credit Facility of $37,900 and $2,383, respectively. For the three months ended December 31, 2011, the effective annualized average interest rate on outstanding borrowings, which includes amortization of debt financing costs, was 3.0%, interest expense was $164 and cash paid for interest was $125.

The average total debt outstanding (including the debt under the Debt Securitization, SBA debentures and Credit Facility) for the three months ended December 31, 2011 and 2010 was $273,495 and $178,696, respectively.

For the three months ended December 31, 2011 and 2010, the effective annualized average interest rate on the Company’s total debt outstanding was 3.5% and 3.5%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2011 is as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt Securitization	$174,000	$-	$-	$-	$174,000
SBA debentures	100,000	-	-	-	100,000
Credit Facility	37,900	-	-	37,900	-
Total borrowings	$311,900	$-	$-	$37,900	$274,000

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 7. Derivative Instruments

The following table summarizes the fair value and location of the Company’s derivative instruments on the consolidated statements of financial condition:

		December 31, 2011	September 30, 2011
	Location	Fair Value	Fair Value
Futures Contracts	Unrealized depreciation on derivative instruments	$(239)	$(141)

TRS	Unrealized depreciation on derivative instruments	(390)	(1,845)

Total		$(629)	$(1,986)

Realized and unrealized gains and losses on derivative instruments recorded by the Company for the three months ended December 31, 2011 are in the following location on the consolidated statements of operations:

	Location	Realized Gain (Loss)	Location	Unrealized Gain (Loss)
Futures Contracts	Net realized gain(loss) on	$(372)	Net change in unrealized	$(98)
	derivative instruments		appreciation (depreciation)
			on derivative instruments

TRS	Net realized gain (loss) on	636	Net change in unrealized	1,455
	derivative instruments		appreciation (depreciation)
			on derivative instruments
		$264		$1,357

The Company did not have derivative investments during the three months ended December 31, 2010.

Futures contracts:   The Company has entered into ten-year U.S. Treasury futures contracts to mitigate its exposure to adverse fluctuation in interest rates related to the Company’s SBA debentures with a total notional amount of $25,000 as December 31, 2011. The interest rate on the Company’s SBA debentures is fixed semi-annually (the “pooling date”) and is based on the ten-year U.S. Treasury rate plus a market spread. The transaction insulates the Company against adverse changes in the ten-year U.S. Treasury rate for SBA debentures that the Company has drawn but for which the rate will not be fixed until the next pooling date. As of December 31, 2011, the Company’s cash collateral balance at the broker was $1,128, which is included in cash collateral on deposit with custodian on the consolidated statements of financial condition.

Based on the daily fluctuation of the fair value of the futures contracts, the Company records an unrealized gain or loss equal to the daily fluctuation in fair value. If market conditions move unexpectedly, the Company may not achieve the anticipated benefits of the futures contracts and may realize a loss. Upon maturity or settlement of the futures contracts, the Company will realize a gain or loss based on the difference of the fair value of the futures contracts at inception and the fair value of the futures contracts at settlement or maturity. This gain or loss is included on the consolidated statements of operations as net realized gain (loss) on derivative instruments.

For the three months ended December 31, 2011, the realized loss on settlement of futures contracts was $(372) and the change in unrealized depreciation related to the futures contracts was $(98). As of December 31, 2011, the fair value of the futures contracts was $(239). The total volume of futures contracts that the Company entered into was two hundred and fifty for the three months ended December 31, 2011, which mature in March 2012.

Total return swap:   On June 17, 2011, GCMF entered into the TRS with Citibank. The purpose of entering into the TRS was to gain economic exposure to a portfolio of broadly syndicated loans. Generally, under the terms of a total return swap, one party agrees to make periodic payments to another party based on the change in the market value of the assets referenced by the total return swap, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap is typically used to obtain exposure to a security or market without owning or taking physical custody of such security or investing directly in such market.

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

At the time each loan is added to the TRS, the Company is initially required to cash collateralize 20% of the market value of the loan. The Company may also be required to post additional collateral from time to time as a result of a decline in the fair value of the portfolio of loans subject to the TRS. If the Company declines to deposit additional cash collateral, then Citibank will have the right to terminate the TRS and seize all or a portion of the cash collateral posted by the Company to cover any losses it incurs in liquidating the loans subject to the TRS. The Company’s exposure under the TRS is limited to the value of assets held at GCMF, which primarily consists of cash collateral on deposit with Citibank.

The Company acts as the manager of the rights and obligations of GCMF under the TRS.

Citibank may terminate the TRS on or after the third anniversary of the effectiveness of the TRS. The Company may terminate the TRS at any time upon providing at least 30 days’ notice prior to the proposed settlement date of the reference assets related to such termination.

For GAAP purposes, realized gains and losses on the TRS are composed of any gains or losses on the referenced portfolio of loans as well as the net interest received or owed at the time of the quarterly settlement. For GAAP purposes, unrealized gains and losses on the TRS are composed of the net interest income earned or interest expense owed during the period that was not previously settled as well as the change in fair value of the referenced portfolio of loans.

As of December 31, 2011, the fair value of the TRS was $(390), comprised of spread interest income of $895, realized gains of $60 on the referenced loans, and an unrealized loss on the referenced loans of $(1,345). As of September 30, 2011, the fair value of the TRS was $(1,845), comprised of spread interest income of $591 and an unrealized loss on the referenced loans of $(2,436). The change in the fair value of the TRS was $1,455 for the three months ended December 31, 2011. Realized gains on the TRS for the three months ended December 31, 2011 were $636, which consisted of spread interest income of $647 and a realized loss of $(11) on the referenced loans.

The referenced portfolio of loans is valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. The Board reviews and approves the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of its quarterly determination of net asset value. To the extent the Company or its Board has any questions or concerns regarding the valuation of the reference portfolio of loans, such valuation will be discussed or challenged pursuant to the terms of the TRS.

As of December 31, 2011 and September 30, 2011, the TRS had a portfolio with a cost basis of $98,825 and $97,485, an unfunded commitment of $163 and $163 and a notional value of $98,988 and $97,648, respectively. As of December 31, 2011 and September 30, 2011, through GCMF, the Company recorded cash collateral on deposit with custodian in the amount of $19,912 and $19,662, respectively, which represented collateral held at Citibank.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

In June 2011, the Company sold $46,478 of loans to various third party brokers at fair value, which were subsequently independently purchased at a fair value of $46,460 by Citibank for the TRS. Based on a review of the legal documents and discussions with legal counsel, the Company determined that the initial sale of these loans to such third party brokers and the subsequent sale of such loans from the brokers to Citibank should each be recorded as a sale for accounting purposes, and the Company treated the initial sale as a true sale for legal and accounting purposes. There is no recourse to the Company for the sold loans other than pursuant to customary and standard Loan Syndication and Trading Association assignment documentation for breaches of representations and warranties as to title, nor does the Company have the right to redeem the sold loans.

The Moody’s weighted average rating of the referenced portfolio of loans within the TRS was B1 at December 31, 2011.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

 The following table summarizes the portfolio of loans held by the TRS as of December 31, 2011:

Reference Asset	Industry	Interest Rate	Maturity Date	Par	Cost	Fair Value
Ashland Inc.	Chemicals, Plastics and Rubber	L + 2.75%	08/2018	$4,985	$4,972	$4,992
Autoparts Holdings Ltd.	Automobile	L + 5.00%	07/2017	598	596	597
Barbri, Inc.	Healthcare, Education and Childcare	L + 4.50%	06/2017	3,200	3,168	3,184
Blackboard Inc.	Diversified Conglomerate Manufacturing	L + 6.00%	09/2018	5,000	4,600	4,728
Bojangles Holdings	Retail Stores	L + 6.50%	08/2017	4,895	4,797	4,797
Brickman Group	Farming and Agriculture	L + 5.50%	10/2016	995	980	994
California Pizza Kitchen, Inc.	Personal, Food and Miscellaneous Services	L + 5.50%	07/2017	3,990	3,930	3,890
Charter Communications Operating LLC	Telecommunications	L + 3.25%	09/2016	2,977	2,968	2,906
CHI Overhead Doors Inc.	Buildings and Real Estate	L + 5.75%	08/2017	2,194	2,151	2,156
Del Monte Foods Company	Beverage, Food and Tobacco	L + 3.00%	03/2018	2,985	2,983	2,828
Dole Food Company, Inc.	Beverage, Food and Tobacco	L + 3.75%	07/2018	557	553	554
The Endurance International Group, Inc.	Electronics	L + 6.25%	12/2017	1,700	1,666	1,686
Fibertech Networks	Telecommunications	L + 5.00%	11/2016	1,990	1,975	1,985
Focus Brands	Personal, Food and Miscellaneous Services	L + 4.00%	11/2016	3,865	3,894	3,820
HCA Inc.	Healthcare, Education and Childcare	L + 3.25%	03/2017	3,000	2,964	2,842
Health Management Associates, Inc.	Healthcare, Education and Childcare	L + 3.50%	11/2018	2,550	2,525	2,535
J Crew Group, Inc.	Retail Stores	L + 3.50%	03/2018	2,985	2,853	2,797
Jetro Holdings	Grocery	L + 2.25%	07/2014	2,799	2,751	2,754
Melissa and Doug LLC	Leisure, Amusement, Motion Pictures, Entertainment	L + 5.00%	12/2016	1,260	1,267	1,241
Mercury Payment Systems, LLC	Finance	L + 5.00%	07/2017	1,592	1,576	1,584
MetroPCS Wireless, Inc.	Telecommunications	L + 3.75%	03/2018	1,985	1,989	1,923
Mobilitie Investments II, LLC	Telecommunications	L + 4.00%	06/2017	3,582	3,564	3,510
NBTY, Inc.	Personal and Non Durable Consumer Products	L + 3.25%	10/2017	2,591	2,592	2,558
Nuveen Investments, Inc.	Finance	L + 3.00%	11/2014	1,922	1,903	1,832
Nuveen Investments, Inc.	Finance	L + 5.50%	05/2017	2,000	1,850	1,918
Protection One	Diversified Conglomerate Service	L + 4.25%	06/2016	2,723	2,725	2,682
Rally Parts LLC	Personal Transportation	L + 5.50%	12/2013	1,832	1,795	1,696
Rally Parts LLC	Personal Transportation	L + 5.50%	12/2013	1,915	1,819	1,773
RPI Finance Trust	Healthcare, Education and Childcare	L + 3.00%	05/2018	2,786	2,772	2,772
SNL Financial LC	Finance	L + 7.00%	08/2018	2,173	2,107	2,167
Solvest LTD	Beverage, Food and Tobacco	L + 3.75%	07/2018	1,035	1,027	1,028
Sotera Defense Solutions, Inc.	Aerospace and Defense	L + 5.50%	04/2017	1,990	1,960	1,970
Styron S.A.R.L.	Chemicals, Plastics and Rubber	L + 4.50%	08/2017	1,492	1,440	1,287
Styron S.A.R.L.	Chemicals, Plastics and Rubber	L + 4.50%	08/2017	1,485	1,485	1,280
Terex Corporation	Machinery	L + 4.00%	04/2017	599	593	601
Terex Corporation	Machinery	L + 4.00%	04/2017	599	599	601
The Container Store, Inc.	Retail Stores	L + 3.00%	08/2014	6,500	6,342	6,110
U.S. Security Associates Holdings, Inc.	Diversified Conglomerate Manufacturing	L + 4.75%	08/2017	-	(2)	(2)
U.S. Security Associates Holdings, Inc.	Diversified Conglomerate Manufacturing	L + 4.75%	08/2017	835	827	823
Universal Health Services	Healthcare, Education and Childcare	L + 3.00%	11/2016	1,522	1,529	1,516
Univision Communications Inc.	Broadcasting and Entertainment	L + 4.25%	03/2017	2,000	1,900	1,777
Valitas Health Services, Inc.	Healthcare, Education and Childcare	L + 4.50%	06/2017	1,492	1,455	1,426
Warner Chilcott Company LLC	Healthcare, Education and Childcare	L + 3.25%	03/2018	142	142	139
Warner Chilcott Corporation	Healthcare, Education and Childcare	L + 3.25%	03/2018	283	283	279
Water Pik, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer	L + 5.25%	08/2017	2,793	2,765	2,751
WC Luxco Sarl	Healthcare, Education and Childcare	L + 3.25%	03/2018	195	195	192

Total				$100,588	$98,825	$97,479

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

 The following table summarizes the portfolio of loans held by the TRS as of September 30, 2011:

Reference Asset	Industry	Interest Rate	Maturity Date	Par	Cost	Fair Value
Ashland Inc.	Chemicals, Plastics and Rubber	L + 2.75%	08/2018	$5,000	$4,987	$4,956
Autoparts Holdings Ltd.	Automobile	L + 5.00%	07/2017	600	597	597
Barbri, Inc.	Healthcare, Education and Childcare	L + 4.50%	06/2017	3,200	3,168	3,126
Blackboard Inc.	Diversified Conglomerate Manufacturing	L + 6.00%	09/2018	5,000	4,600	4,638
Bojangles Holdings	Retail Stores	L + 6.50%	08/2017	5,000	4,900	4,875
Brickman Group	Farming and Agriculture	L + 5.50%	10/2016	997	983	980
California Pizza Kitchen, Inc.	Personal, Food and Miscellaneous Services	L + 5.50%	07/2017	3,990	3,930	3,920
Charter Communications Operating LLC	Telecommunications	L + 3.25%	09/2016	2,985	2,975	2,880
CHI Overhead Doors Inc.	Buildings and Real Estate	L + 5.75%	08/2017	2,200	2,156	2,156
Del Monte Foods Company	Beverage, Food and Tobacco	L + 3.00%	03/2018	2,993	2,990	2,776
Dole Food Company, Inc.	Beverage, Food and Tobacco	L + 3.75%	07/2018	559	554	549
Fibertech Networks	Telecommunications	L + 5.00%	11/2016	2,000	1,985	1,955
Focus Brands	Personal, Food and Miscellaneous Services	L + 4.00%	11/2016	4,129	4,160	4,077
HCA Inc.	Healthcare, Education and Childcare	L + 3.25%	03/2017	3,000	2,964	2,818
J Crew Group, Inc.	Retail Stores	L + 3.50%	03/2018	2,993	2,860	2,653
Jetro Holdings	Grocery	L + 2.25%	07/2014	2,799	2,751	2,708
Melissa and Doug LLC	Leisure, Amusement, Motion Pictures, Entertainment	L + 5.00%	12/2016	1,292	1,300	1,270
Mercury Payment Systems, LLC	Finance	L + 5.00%	07/2017	1,596	1,580	1,580
MetroPCS Wireless, Inc.	Telecommunications	L + 3.75%	03/2018	1,990	1,994	1,903
Mobilitie Investments II, LLC	Telecommunications	L + 4.00%	06/2017	3,591	3,573	3,465
NBTY, Inc.	Personal and Non Durable Consumer Products	L + 3.25%	10/2017	2,985	2,987	2,887
Nuveen Investments, Inc.	Finance	L + 3.00%	11/2014	1,922	1,903	1,754
Nuveen Investments, Inc.	Finance	L + 5.50%	05/2017	2,000	1,850	1,847
Protection One	Diversified Conglomerate Service	L + 4.25%	06/2016	2,747	2,749	2,685
Rally Parts LLC	Personal Transportation	L + 5.50%	12/2013	1,836	1,800	1,732
Rally Parts LLC	Personal Transportation	L + 5.50%	12/2013	1,920	1,824	1,811
RPI Finance Trust	Healthcare, Education and Childcare	L + 3.00%	05/2018	2,793	2,779	2,764
SNL Financial LC	Finance	L + 7.00%	08/2018	2,200	2,134	2,162
Solvest LTD	Beverage, Food and Tobacco	L + 3.75%	07/2018	1,037	1,030	1,020
Sotera Defense Solutions, Inc.	Aerospace and Defense	L + 5.50%	04/2017	2,000	1,970	1,940
Springboard Finance, LLC	Telecommunications	L + 5.00%	02/2015	1,858	1,871	1,846
Styron S.A.R.L	Chemicals, Plastics and Rubber	L + 4.50%	08/2017	1,489	1,489	1,337
Styron S.A.R.L	Chemicals, Plastics and Rubber	L + 4.50%	08/2017	1,496	1,444	1,344
Terex Corporation	Machinery	L + 4.00%	04/2017	600	594	588
Terex Corporation	Machinery	L + 4.00%	04/2017	600	600	588
The Container Store, Inc.	Retail Stores	L + 3.00%	08/2014	6,501	6,342	6,110
U.S. Security Associates Holdings, Inc.	Diversified Conglomerate Manufacturing	L + 4.75%	08/2017	-	(2)	(5)
U.S. Security Associates Holdings, Inc.	Diversified Conglomerate Manufacturing	L + 4.75%	08/2017	837	829	810
Universal Health Services	Healthcare, Education and Childcare	L + 3.00%	11/2016	1,526	1,533	1,478
Univision Communications Inc.	Broadcasting and Entertainment	L + 4.25%	03/2017	2,000	1,900	1,678
Valitas Health Services, Inc.	Healthcare, Education and Childcare	L + 4.50%	06/2017	1,496	1,459	1,444
Warner Chilcott Company LLC	Healthcare, Education and Childcare	L + 3.25%	03/2018	142	142	138
Warner Chilcott Corporation	Healthcare, Education and Childcare	L + 3.25%	03/2018	284	284	276
Water Pik, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer	L + 5.25%	08/2017	2,800	2,772	2,744
WC Luxco Sarl	Healthcare, Education and Childcare	L + 3.25%	03/2018	195	195	190

Total				$99,178	$97,485	$95,050

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

 Note 8. Commitments and Contingencies

Commitments:   The Company had outstanding commitments to fund investments totaling $59,192 and $49,449 under various undrawn revolvers and other credit facilities as of December 31, 2011 and September 30, 2011, respectively.

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

Concentration of credit risk:   Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company is engaged in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on its derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

Legal proceedings:   In the normal course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any disposition will have a material adverse effect on the Company’s consolidated financial statements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

 Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
	2011	2010
Per share data(1):
Net asset value at beginning of period	$14.56	$14.71
Dividends and distributions declared	(0.32)	(0.31)
Net investment income	0.29	0.30
Net realized (loss) gain on investments	(0.09)	0.05
Net realized gain (loss) on derivative instruments	0.01	-
Net change in unrealized appreciation (depreciation) on investments	0.02	(0.01)
Net change in unrealized appreciation (depreciation) on derivative instruments	0.06	-
Net asset value at ending of period	$14.53	$14.74

Per share market value at end of period	$15.50	$17.12
Total return based on market value(2)	6.53%	13.92%
Total return based on average net asset value(3)	1.93%	2.26%
Shares outstanding at end of period	21,758,955	17,738,197

Ratios/Supplemental Data:

Ratio of expenses (without incentive fees) to average net assets*	6.47%	5.59%
Ratio of incentive fees to average net assets*(4)	1.13%	0.29%
Ratio of total expenses to average net assets*(4)	7.60%	5.88%
Ratio of net investment income to average net assets*	7.86%	7.87%

Net assets at end of period	$316,160	$261,475
Average debt outstanding	$273,495	$178,696
Average debt outstanding per share	$12.57	$10.07
Portfolio turnover*	33.77%	14.24%

*     Annualized for a period less than one year.

(1)   Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)   Total return based on market value assumes dividends are reinvested.

(3)   Total return based on average net asset value is not annualized.

(4)   During the three months ended December 31, 2011, the Investment Adviser irrevocably waived $647 of incentive fees attributable to the TRS. Had the Investment Advisor not waived these fees, the ratio of incentive fees to average net assets and the ratio of total expenses to average net assets would have been 1.93% and 8.40%, respectively, for the three months ended December 31, 2011.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

 Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2011 and 2010:

	Three months ended December 31,
	2011	2010
Earnings available to stockholders	$6,191	$5,962
Basic and diluted weighted average shares outstanding	21,734,720	17,712,724
Basic and diluted earnings per share	$0.28	$0.34

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution during the three month period ending December 31, 2011 and 2010.

			Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

Three months ended December 31, 2010
12/08/2010	12/20/2010	12/30/2010	$0.31	$5,028	25,753	$462

Three months ended December 31, 2011
12/07/2011	12/19/2011	12/29/2011	$0.32	$6,580	25,052	$375

Note 12. Subsequent Events

On February 2, 2012, the Company’s Board declared a quarterly distribution of $0.32 per share payable on March 29, 2012 to holders of record as of March 16, 2012.

On January 31, 2012, the Company priced a public offering of 3,500,000 shares of its common stock at a public offering price of $15.35 per share, raising approximately $53,725 in gross proceeds. Wells Fargo Securities, LLC and UBS Securities LLC acted as joint book-running managers for the offering. On February 3, 2012, the transaction closed, the shares were issued, and proceeds, net of offering costs but before expenses, of $52,315 were received.  Golub Capital Employee Grant Program Rabbi Trust, a trust organized for the purpose of awarding equity incentive compensation to employees of Golub Capital, purchased an aggregate of $3,070 of shares in the offering at the public offering price per share. In addition, Mr. William M. Webster IV, one of the Company’s directors, purchased 15,000 shares in the offering at the public offering price per share, and Mr. John T. Baily, one of the Company’s directors, purchased $75 of shares in the offering at the public offering price per share.

The Company granted the underwriters an option to purchase up to an additional 525,000 shares of common stock to cover over-allotments, if any.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with our investment adviser, GC Advisors LLC, or GC Advisors, and other affiliates of Golub Capital Incorporated and Golub Capital LLC (formerly Golub Capital Management LLC), collectively, Golub Capital;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;
•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder; and
•	the effect of changes to tax legislation and our tax position.
•	our pro forma asset coverage for borrowed amounts

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

You should understand that, under Sections 27A(b)(2)(B) of the Securities Act of 1933, as amended, and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to this quarterly report on Form 10-Q.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in November 2009 to continue and expand the business of our predecessor, Golub Capital Master Funding LLC, or GCMF, which commenced operations in July 2007, in making investments in senior secured, unitranche (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), mezzanine (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment), second lien loans and equity securities of middle-market companies that are, in most cases, sponsored by private equity firms.

Our shares are currently listed on The NASDAQ Global Select Market under the symbol “GBDC”.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $5.0 billion of capital under management as of December 31, 2011, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us.

Under an investment advisory agreement, or the Investment Advisory Agreement, entered into on April 14, 2010, and amended and restated on July 16, 2010, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. We have also entered into an administration agreement, or the Administration Agreement, with GC Service Company, LLC, or GC Service, under which we have agreed to reimburse GC Service for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by GC Service in performing its obligations under the Administration Agreement.

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

As of December 31, 2011, our portfolio at fair value was comprised of 36.9% senior secured loans, 41.2% unitranche loans, 6.8% second lien loans, 12.6% mezzanine loans and 2.5% equity securities. As of September 30, 2011, our portfolio at fair value was comprised of 44.3% senior secured loans, 38.7% unitranche loans, 4.8% second lien loans, 10.2% mezzanine loans and 2.0% equity securities.

As of December 31, 2011 and September 30, 2011, we had debt investments in 105 and 103 portfolio companies, respectively. For the three months ended December 31, 2011 and 2010, our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield of 9.3% and 8.1% and a weighted average annualized investment income (which includes interest income and amortization of fees and discounts) yield of 10.2% and 10.6%, respectively.

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

Expenses: Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we pay interest expense on our outstanding debt. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•	organizational expenses;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	investment advisory and management fees;
•	administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and GC Service based upon our allocable portion of GC Service’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with evaluating and making, investments in portfolio companies, including costs associated with meeting financial sponsors;
•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration and franchise fees;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs associated with individual or group stockholders;
•	costs associated with compliance under the Sarbanes-Oxley Act of 2002;
•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and

•	all other expenses incurred by us or GC Service in connection with administering our business.

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expenses and costs relating to future offerings of securities would be additive to the expenses described above.

GC Advisors, as collateral manager for Golub Capital BDC 2010-1 LLC, or the Securitization Issuer, under the collateral management agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the Securitization Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. This fee, which is less than the management fee payable under the Investment Advisory Agreement, is paid directly by the Securitization Issuer to GC Advisors and offset against such management fee. Accordingly, the 1.375% management fee paid by us to GC Advisors under the Investment Advisory Agreement on all of our assets, including those indirectly held through the Securitization Issuer, is reduced, on a dollar-for-dollar basis, by an amount equal to such 0.35% fee paid to GC Advisors by the Securitization Issuer. The term “collection period” refers to a quarterly period running from the day after the end of the prior collection period to the fifth business day of the calendar month in which a payment date occurs. This fee may be waived by the collateral manager. The collateral management agreement does not include any incentive fee payable to GC Advisors. In addition, the Securitization Issuer paid Wells Fargo Securities, LLC a structuring and placement fee for its services in connection with the initial structuring of a $300 million term debt securitization, or the Debt Securitization. The Securitization Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports and providing required services in connection with the administration of the Debt Securitization. The administrative expenses are paid by the Securitization Issuer on each payment date in two parts: (1) a component that is paid in a priority to other amounts distributed by the Securitization Issuer, subject to a cap equal to the sum of 0.04% per annum on the adjusted principal balance of the portfolio loans and other assets held by the Securitization Issuer on the last day of the collection period relating to such payment date, plus $150,000 per annum, and (2) a component that is paid in a subordinated position relative to other amounts distributed by the Securitization Issuer, equal to any amounts that exceed the aforementioned administrative expense cap. We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

On January 31, 2012, we priced a public offering of 3,500,000 shares of our common stock at a public offering price of $15.35 per share, raising approximately $53.7 million in gross proceeds.  Wells Fargo Securities, LLC and UBS Securities LLC acted as joint book-running managers for the offering.  On February 3, 2012, the transaction closed, the shares were issued, and proceeds, net of offering costs but before expenses, of $52.3 million were received.

We granted the underwriters an option to purchase up to an additional 525,000 shares of common stock to cover over-allotments, if any.

We intend to use the net proceeds from the offering to invest in portfolio companies in accordance with our investment objective and strategies and for general corporate purposes.

Consolidated Results of Operations

Consolidated operating results for the three months ended December 31, 2011 and 2010 are as follows:

	Three months ended December 31,		Variances
	2011	2010	2011 vs. 2010
	(In thousands)

Interest income	$11,010	$7,184	$3,826
Income from amortization of discounts and origination fees	1,090	1,953	(863)
Dividend Income	377	-	377

Total investment income	12,477	9,137	3,340

Total expenses	6,135	3,904	2,231

Net investment income	6,342	5,233	1,109
Net realized (losses) gains on investments and derivative instruments	(1,851)	876	(2,727)
Net change in unrealized appreciation (depreciation) on investments and derivative instruments	1,700	(147)	1,847

Net income	$6,191	$5,962	$229

Average portfolio company investments, at fair value	$497,404	$352,469	$144,935

Average debt outstanding	$273,495	$178,696	$94,799

The results of operations for the three months ended December 31, 2011 and 2010 may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Interest income increased by $3.8 million from the three months ended December 31, 2010 as compared to the three months ended December 31, 2011 and was primarily driven by an increase in the weighted average investment balance of earning investments from $349.1 million for the three months ended December 31, 2010 to $478.8 million for the three months ended December 31, 2011. To a lesser extent, the increase in interest income was driven by a higher weighted average annualized interest income yield (which excludes income resulting from amortization of fees and discounts), which increased from 8.1% for the three months ended December 31, 2010 to 9.3% for the three months ended December 31, 2011. The increase in the yield was driven primarily by the change in asset mix of our portfolio. Higher yielding subordinated and unitranche investments increased from 6.5% and 25.7%, respectively, of the total investment in portfolio companies as of December 31, 2010 to 12.6% and 41.2%, respectively, of the total investment in portfolio companies as of December 31, 2011. From December 31, 2010 to December 31, 2011, lower yielding senior secured investments decreased from 59.3% to 36.9% of the total investment in portfolio companies. Annualized interest income yield (which excludes income resulting from amortization of fees and discounts) by security type for the three months ended December 31, 2011 and 2010 was as follows:

	Three months ended December 31,
	2011	2010
Senior secured	7.5%	7.2%
Unitranche	8.7%	8.7%
Second lien(1)	11.2%	9.6%
Subordinated debt	13.9%	14.0%

(1) Second lien loans include loans structured as first lien last out term loans.

Interest rate yields remained relatively flat from December 31, 2010 to December 31, 2011 with the exception of the yields on second lien loans, which increased due to $20 million of new second lien investment fundings during the quarter ended December 31, 2011 at an average annualized interest yield of 11.9%. For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Income from the amortization of discounts and origination fees decreased by $0.9 million for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 as a result of decreased payoff activity. Dividend income increased by $0.4 million from the three months ended December 31, 2010 to the three months ended December 31, 2011 as a result of dividend income received from an equity investment in a portfolio company.

Expenses

The following table summarizes our expenses:

	Three months ended December 30,		Variances
	2011	2010	2011 vs. 2010
	(In thousands)

Interest and other debt financing expenses	$2,366	$1,577	$789
Base management fee	1,874	1,284	590
Incentive fee	909	190	719
Professional fees	588	567	21
Administrative service fee	262	174	88
General and administrative expenses	136	112	24

Total expenses	$6,135	$3,904	$2,231

Interest and debt financing expenses increased from the three months ended December 31, 2010 as compared to the three months ended December 31, 2011 primarily due to an increase in the weighted average of outstanding borrowings from $178.7 million for the three months ended December 31, 2010 to $273.5 million for the three months ended December 31, 2011. In addition to the $174.0 million of borrowings under the Debt Securitization that was outstanding for the three months ended December 31, 2011 and 2010, we increased our use of debt through our small business investment company, or SBIC, subsidiary and our revolving credit facility, or the Credit Facility, which had outstanding balances of $100.0 million and $37.9 million, respectively, as of December 31, 2011 and $20.0 million and zero, respectively, as of December 31, 2010.

The base management fee and the administrative service fee increased as a result of an increase in average assets and average investments from the three months ended December 31, 2010 to the three months ended December 31, 2011. The incentive fee increased by $0.7 million as a result of the increase in pre-incentive fee net investment income from the three months ended December 31, 2010 to the three months ended December 31, 2011.

As described in the “Net realized and Unrealized Gains and Losses” section below, we entered into a total return swap, or the TRS, with Citibank, N.A., or Citibank, for the purpose of gaining economic exposure to a portfolio of broadly syndicated loans. Prior to the quarter ended December 31, 2011, we had included interest spread payments, which represent the difference between the interest and fees received on the referenced assets underlying the TRS and the interest paid to Citibank on the settled notional value of the TRS, from the TRS in the capital gains component of the incentive fee calculation as this is consistent with generally accepted accounting principles in the United States of America, or GAAP, which records such payments in net realized gains/(losses) on derivative instruments in the consolidated statement of operations. However, we changed our methodology in the quarter ended December 31, 2011 pursuant to discussions with the staff, or Staff, of the SEC, resulting in the TRS interest spread payments being included in the income component of the incentive fee calculation.

For the three months ended December 31, 2011, we received $0.6 million of interest spread payments from the TRS. Including the interest spread payments from the TRS in the income component of the incentive fee calculation caused an increase in the incentive fee by $0.6 million. Upon reviewing the incentive fee calculation and the treatment of the interest spread payments from the TRS, GC Advisors irrevocably waived the incremental portion of the incentive fee attributable from the TRS interest spread payments for the three months ended December 31, 2011. Taking into account the waiver by GC Advisors, the Income Incentive Fee was $0.9 million for the three months ended December 31, 2011, rather than $1.6 million. The income incentive fee for the three months ended December 31, 2010 was $0.2 million.

Golub Capital Incorporated pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to Golub Capital Incorporated for the three months ended December 31, 2011 and 2010 were $0.1 million and $0.1 million, respectively.

As of December 31, 2011 and September 30, 2011, included in accounts payable and accrued expenses were $0.1 million and $0.1 million for accrued expenses paid on behalf of us Golub Capital Incorporated.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	Three months ended December 31,		Variances
	2011	2010	2011 vs. 2010
	(In thousands)

Net realized (loss) gain on investments	$(2,115)	$876	$(2,991)
Net realized gain on TRS	636	-	636
Net realized (loss) on financial futures contracts	(372)	-	(372)

Net realized (loss) gain	(1,851)	876	(2,727)

Unrealized (depreciation) on investments	(4,142)	(3,274)	(868)
Unrealized appeciation on investments	4,485	3,127	1,358
Unrealized appreciation on TRS	1,455	-	1,455
Unrealized (depreciation) on financial futures contracts	(98)	-	(98)

Net change in unrealized appreciation (depreciation) on investments and derivative instruments	$1,700	$(147)	$1,847

For the three months ended December 31, 2011, we had realized losses of $(2.1) million primarily as a result of the sale of a non-accrual portfolio company. We had $4.5 million in unrealized appreciation on 30 portfolio company investments, which was partially offset by $(4.1) million in unrealized depreciation on 81 portfolio company investments. Unrealized appreciation during the three months ended December 31, 2011 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation primarily resulted from negative credit related adjustments which caused a reduction in fair value.

For the three months ended December 31, 2010, we had $0.9 million in net realized gains and $3.1 million in unrealized appreciation on 42 portfolio company investments. These amounts offset unrealized depreciation on 63 portfolio company investments totaling $(3.3) million. Unrealized appreciation during the quarter ended December 31, 2010 resulted from an increase in fair value primarily due to a rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation primarily resulted from negative credit related adjustments which caused a reduction in fair value.

On June 17, 2011, we entered into the TRS with Citibank. The purpose of entering into the TRS was to gain economic exposure to a portfolio of broadly syndicated loans. Generally, under the terms of a total return swap, one party agrees to make periodic payments to another party based on the change in the market value of the assets referenced by the total return swap, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. For GAAP purposes, realized gains and losses on the TRS are composed of any gains or losses on the referenced portfolio of loans as well as the net interest received or owed at the time of the quarterly settlement. For GAAP purposes, unrealized gains and losses on the TRS are composed of the net interest income earned or interest expense owed during the period that was not previously settled as well as the change in fair value of the referenced portfolio of loans.

As of December 31, 2011, the fair value of the TRS was $(0.4) million, comprised of spread interest income of $0.9 million, realized gains of $0.1 million on the referenced loans, and an unrealized loss on the referenced loans of $(1.4) million. As of September 30, 2011, the fair value of the TRS was $(1.8) million, comprised of spread interest income of $0.6 million and an unrealized loss on the referenced loans of $(2.4) million. The change in the fair value of the TRS was $1.5 million for the three months ended December 31, 2011. Realized gains on the TRS for the three months ended December 31, 2011 were $0.6 million, primarily comprised of spread interest income.

We have entered into ten-year U.S. Treasury futures contracts to mitigate our exposure to adverse fluctuation in interest rates related to our Small Business Administration, or SBA, debentures. Based on the daily fluctuation of the fair value of the referenced securities of the financial futures, we record an unrealized gain or loss equal to the daily fluctuation in fair value. Upon maturity or settlement of the futures contracts, we will realize a gain or loss based on the difference of the fair value of the financial futures contracts at inception and the fair value of the futures contracts at settlement or maturity. For the three months ended December 31, 2011, the realized loss on settlement of futures contracts was $(0.4) million and the change in unrealized depreciation related to the futures contracts was $(0.1) million as a result of the decline in the ten-year U.S. Treasury rate. The futures contracts will mature in March 2012.

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

For the three months ended December 31, 2011, we experienced a net decrease in cash and cash equivalents of $20.9 million. During the period we used $96.6 million in operating activities, primarily as a result of fundings of portfolio investments of $144.5 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $42.9 million and net investment income of $6.3 million. During the same period, cash provided by investment activities of $9.0 million was driven by the change in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $66.7 million, primarily due to borrowings on debt of $74.2 million, partially offset by distributions paid of $6.6 million.

For the three months ended December 31, 2010, we experienced a net decrease in cash and cash equivalents of $19.8 million.  During the period we used $38.0 million in operating activities, primarily as a result of fundings of portfolio investments of $97.6 million, which was partially offset by proceeds from principal payments and sales of portfolio investments of $63.3 million and net investment income of $5.2 million.  During the same period, cash provided by investing activities was $4.2 million as a result of an increase in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $14.0 million, primarily due to borrowings on debt of $20.0 million, partially offset by distributions paid of $5.0 million.

As of December 31, 2011 and September 30, 2011, we had cash and cash equivalents of $25.4 million and $46.4 million, respectively. In addition, we had restricted cash and cash equivalents of $14.5 million and $23.4 million as of December 31, 2011 and September 30, 2011, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of December 31, 2011, $7.3 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitization, which are described in further detail in Note 6 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitization. $3.0 million of such restricted cash and cash equivalents was used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. The remaining $4.2 million of restricted cash and cash equivalents can be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBIC, which are described in further detail in Note 6 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of December 31, 2011 and September 30, 2011, we had outstanding commitments to fund investments totaling $59.2 million and $49.4 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2011 and September 30, 2011 subject to the terms of each loan’s respective credit agreement.

As of December 31, 2011 and September 30, 2011, subject to leverage and borrowing base restrictions, we had approximately $37.1 million and $72.6 million, respectively, available for additional borrowings on the Credit Facility.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million. Affiliates of GC Advisors manage another SBIC. As such, it is possible that GC SBIC IV, L.P., our wholly owned SBIC subsidiary, will be constrained in its ability to issue SBA-guaranteed debentures in the future if the other affiliated SBIC has already issued such debentures. As of December 31, 2011, the affiliated SBIC licensee had $123.8 million of SBA-guaranteed debentures outstanding, while GC SBIC IV, L.P. had $100.0 million of outstanding SBA-guaranteed debentures. This leaves incremental borrowing capacity of a maximum of $1.2 million of SBA-guaranteed debentures for GC SBIC IV, L.P. and the affiliated SBIC licensee. Unless specifically approved by the SBA, the other licensee was prohibited by the SBA from making certain new investments when GC SBIC IV, L.P. received its license on August 24, 2010. The affiliated SBIC licensee is limited to only making add-on investments in existing portfolio companies. As such, the majority of the incremental borrowing capacity is available for GC SBIC IV, L.P. The borrowing capacity of GC SBIC IV, L.P. could be expanded further if the affiliated SBIC retires its SBA-guaranteed debentures. On February 3, 2012, we received a commitment approval from the SBA to issue another $30 million in SBIC debentures. SBIC commitments are available subject to customary SBA approval procedures.

On January 31, 2012, we priced a public offering of 3,500,000 shares of our common stock at a public offering price of $15.35 per share, raising approximately $53.7 million in gross proceeds.   On February 3, 2012, the transaction closed, the shares were delivered, and proceeds, net of offering costs but before expenses, of $52.3 million were received.

We have also granted the underwriters an option to purchase up to an additional 525,000 shares of common stock to cover over-allotments, if any. If the underwriters fully exercise the overallotment option, we estimate we will receive net proceeds of an additional $7.8 million.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. For purposes of compliance with the asset coverage ratio test, we have agreed with the Staff of the SEC to treat the outstanding notional amount of the TRS, less the amount of cash collateral on deposit with the custodian under the TRS, as a senior security for the life of that instrument. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the Staff of the SEC. As of December 31, 2011, our asset coverage for borrowed amounts was 208.3%. Our pro forma asset coverage for borrowed amounts to give effect to the net proceeds, less estimated offering expenses of $0.6 million, of $51.6 million, raised in our public offering of common stock that closed on February 3, 2012, is 225.9%.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future securities offerings and through our dividend reinvestment plan as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition to capital not being available, it also may not be available on favorable terms.

We believe that our existing cash and cash equivalents as of December 31, 2011 will be sufficient to fund our anticipated requirements through at least December 31, 2012.

Portfolio Composition, Investment Activity and Yield

As of December 31, 2011 and September 30, 2011, we had investments in 105 and 103 portfolio companies, respectively, with a total value of $562.0 million and $459.8 million, respectively. For the three months ended December 31, 2011, we originated $164.1 million in new investment commitments.  Approximately 30.0% of the new investment commitments were senior secured loans, 37.9% were unitranche loans, 12.6% were second lien investments, 16.5% were subordinated debt investments and 3.0% were equity securities. For the three months ended December 31, 2010, we originated $113.7 million in new investment commitments. Approximately 40.4% of the new investment commitments were senior secured loans, 29.0% were unitranche loans, 17.4% were second lien investments, 10.0% were subordinated debt investments and 3.2% were equity securities.

For the three months ended December 31, 2011, we had approximately $40.1 million in debt repayments in existing portfolio companies and sales of securities in two portfolio companies aggregating approximately $2.8 million.  For the three months ended December 31, 2010 we had approximately $51.4 million in debt repayments in existing portfolio companies and sales of securities in five portfolio companies aggregating approximately $11.9 million.

The following table shows the par, amortized cost and fair value of our portfolio of investments excluding derivative instruments by asset class:

	As of December 31, 2011 (1)			As of September 30, 2011 (1)
		Amortized	Fair		Amortized	Fair
	Par	Cost	Value	Par	Cost	Value
	(In thousands)
Senior Secured:
Performing	$205,051	$201,108	$201,863	$203,647	$201,018	$200,940
Non-accrual(2)	11,756	11,416	5,442	9,078	8,711	2,891

Unitranche:
Performing	232,857	228,986	231,336	178,854	176,393	177,880
Non-accrual(2)	-	-	-	-	-	-

Second Lien(3):
Performing	39,740	38,172	38,324	21,922	21,531	21,922
Non-accrual(2)	-	-	-	-	-	-

Subordinated Debt:
Performing	71,307	69,977	71,041	46,804	45,888	46,804
Non-accrual(2)	-	-	-	-	-	-

Equity	N/A	14,244	14,040	N/A	9,420	9,390

Total	$560,711	$563,903	$562,046	$460,305	$462,961	$459,827

(1) Thirteen and fourteen of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of December 31, 2011 and September 30, 2011, respectively.

(2) We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will not be collected. See "--Critical Accounting Policies-- Revenue Recognition:"

(3) Second lien loans included $11.9 million and $12.3 million of loans structured as first lien last out term loans as of December 31, 2011 and September 30, 2011, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate, fixed rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2011 and 2010:

	Three months ended December 31,
	2011	2010
Weighted average rate of new investment fundings	9.7%	8.8%
Weighted average spread over LIBOR of new floating rate investment fundings	7.3%	6.4%
Weighted average rate of new fixed rate investment fundings	14.2%	13.6%
Weighted average fees of new investment fundings	2.5%	2.0%
Weighted average rate of sales and payoffs of portfolio companies	7.5%	7.1%

For the three months ended December 31, 2011 and 2010, the weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of income producing loans in our portfolio was 9.3% and 8.1%, respectively. As of December 31, 2011, 79.4% and 79.0% of our portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2011, 78.8% and 79.0% of our portfolio at fair value and at cost, respectively, had interest rate floors that limited minimum interest rates on such loans.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2011 and September 30, 2011.

	December 31, 2011		September 30, 2011
Investment	Investments	Percentage of	Investments	Percentage of
Performance	at Fair Value	Total	at Fair Value	Total
Rating	(In thousands)(1)	Investments	(In thousands)(1)	Investments
5	$80,299	14.3%	$49,691	10.8%
4	436,107	77.6	360,259	78.7
3	39,808	7.1	45,141	9.9
2	5,442	1.0	2,891	0.6
1	-	0.0	-	0.0
Total	$561,656	100.0%	$457,982	100.0%

(1)	As of December 31, 2011 and September 30, 2011, the TRS was included in the above table with an investment performance rating of 4. The fair value of the TRS as of December 31, 2011 and September 30, 2011 was $(0.4) million and $(1.8) million, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of December 31, 2011 is as follows:

	Payments Due by Period (In millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt Securitization	$174.0	$-	$-	$-	$174.0
SBA debentures	100.0	-	-	-	100.0
Credit Facility	37.9	-	-	37.9	-
Unfunded commitments(1)	59.2	59.2	-	-	-
Total contractual obligations	$371.1	$59.2	$-	$37.9	$274.0

(1) Unfunded commitments represented all amounts unfunded as of December 31, 2011. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one-year category, as this entire amount was eligible for funding to the borrowers as of December 31, 2011.

The notes offered in the Debt Securitization are scheduled to mature on July 20, 2021. The SBA debentures are scheduled to mature between March 2021 and March 2022. The Credit Facility is scheduled to mature on October 21, 2015.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2011 and September 30, 2011, we had outstanding commitments to fund investments totaling $59.2 million and $49.4 million, respectively.

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

Distributions

In order to qualify as a RIC and to avoid corporate-level tax on the income we distribute to our stockholders, we are required under the Code to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our net stockholders on an annual basis. Additionally, we must meet the annual distribution requirements of the U.S. federal excise tax rules. We intend to distribute quarterly distributions to our stockholders as determined by our board of directors.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.
•	GC Service provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.
•	We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”
•	Under a staffing agreement, or Staffing Agreement, between Golub Capital Incorporated and Golub Capital LLC and GC Advisors, Golub Capital has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis.
•	Golub Capital and its affiliates purchased an aggregate of $2.0 million of shares in our common stock offering that closed on April 6, 2011. In addition, Mr. William M. Webster IV, one of our directors, purchased 25,000 shares in our common stock offering. In our common stock offering that closed on February 3, 2012, Golub Capital Employee Grant Program Rabbi Trust, a trust organized for the purpose of awarding equity incentive compensation to employees of Golub Capital, purchased an aggregate of $3.1 million of shares. In addition, Mr. William M. Webster IV, one of our directors, purchased 15,000 shares in the offering, and Mr. John T. Baily, one of our directors, purchased $75,000 of shares in the offering.

•	GC Advisors irrevocably waived $0.6 million of the incentive fee payable by us to GC Advisors for the three months ended December 31, 2011, representing the difference between (1) the incentive fee attributable to the TRS if the spread between the interest received on the reference assets underlying the TRS and the interest paid to Citibank on the settled notional value of the TRS is treated as part of the income component of the incentive fee and (2) the incentive fee attributable to the TRS if such interest spread were to be treated as part of the capital gains component of such incentive fee.

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles, collectively referred to as accounts, that have investment mandates that are similar, in whole and in part, with ours. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our and GC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the General Corporation Law of the State of Delaware, or the DGCL.

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

Valuation methods may include comparisons of the portfolio companies to peer companies that are public, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from values that may ultimately be received or settled.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of GC Advisors responsible for credit monitoring.
•	Preliminary valuation conclusions are then documented and discussed with our senior management and GC Advisors.

•	The audit committee of our board of directors reviews these preliminary valuations.
•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm.
•	Our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

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

Determination of fair values involves subjective judgments and estimates not verifiable by auditing procedures. Under current auditing standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

We follow Accounting Standards Codification, or ASC, 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Our fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial instruments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

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

Money market accounts held at large financial institutions and derivatives that are valued based on quoted market prices in active markets are categorized in Level 1 of the fair value hierarchy. All other financial instruments that were recorded at fair value as of December31, 2011 were valued using Level 3 inputs of the fair value hierarchy.

Level 1 assets are valued using quoted market prices. Level 2 assets are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments. Financial instruments that are recorded at Level 3 of the valuation hierarchy are our debt and equity investments, as well as our investment in the TRS. Level 3 assets are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of our valuation of portfolio companies without readily available market quotations subject to review by an independent valuation firm.

When valuing Level 3 debt and equity investments, we may take into account the following factors, where relevant, in determining the fair value of the investments: the enterprise value of a portfolio company, the nature and realizable valuable of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparison to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. In addition, for certain debt and equity investments, we may base their valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept for an investment. We generally use the midpoint of the bid/ask range as the best estimate of fair value of such investment.

The referenced portfolio of loans of the TRS is valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. Our board of directors reviews and approves the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of its quarterly determination of net asset value. To the extent we or our board of directors have any questions or concerns regarding the valuation of the reference portfolio of loans, such valuation will be discussed or challenged pursuant to the terms of the TRS.

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

We record the fair value of our investment in the TRS based on the unrealized gain or loss of the reference securities of the TRS. For GAAP purposes, realized gains and losses on the TRS are composed of any gains or losses on the referenced portfolio of loans as well as the net interest received or owed at the time of the quarterly settlement. For GAAP purposes, unrealized gains and losses on the TRS are composed of the net interest income earned or interest expense owed during the period that was not previously settled as well as the change in fair value of the referenced portfolio of loans.

Non-accrual:   Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $5.4 million and $2.9 million as of December 31, 2011 and September 30, 2011, respectively.

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

Because federal income tax regulations differ from GAAP, distributions in accordance with such tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements for a description of recent accounting pronouncements, including the dates of adoption and the impact on the consolidated financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. During the period covered by our predecessor’s financial statements, many of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. In addition, the Class A Notes issued as a part of the Debt Securitization have a floating interest rate provision based on 3-month LIBOR that resets quarterly, and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

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

We entered into ten-year U.S. Treasury futures contracts to mitigate our risks associated with a rising ten-year U.S. Treasury rate. These futures contracts insulate us against adverse changes in such rate, but also limit our ability to participate in the benefits of lower interest rates.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4: Controls and Procedures.

As of the period covered by this report, we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1: Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A: Risk Factors.

None.

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

Golub Capital BDC, Inc.

Dated: February 6, 2012	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: February 6, 2012	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)

