Form 10-Q
period 2012-03-31
Golub Capital BDC, Inc.
filed 2012-05-02
CIK 1476765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 2, 2012, the Registrant had 25,639,434 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

	March 31, 2012	September 30, 2011
	(unaudited)
Assets
Investments, at fair value (cost of $611,622 and $462,961, respectively)	$613,797	$459,827
Cash and cash equivalents	30,121	46,350
Restricted cash and cash equivalents	42,525	23,416
Interest receivable	3,716	3,063
Unrealized appreciation on derivative instruments	1,798	-
Cash collateral on deposit with custodian	20,809	21,162
Deferred financing costs	6,457	5,345
Other assets	56	481
Total Assets	$719,279	$559,644

Liabilities
Debt	$331,700	$237,683
Interest payable	1,310	1,066
Management and incentive fees payable	3,464	1,608
Unrealized depreciation on derivative instruments	-	1,986
Payable for investments purchased	5,010	-
Accounts payable and accrued expenses	1,070	752
Total Liabilities	342,554	243,095

Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2012 and September 30, 2011, respectively	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 25,639,371 and 21,733,903 shares issued and outstanding as of March 31, 2012 and September 30, 2011, respectively	26	22
Paid in capital in excess of par	375,994	318,302
Capital distributions in excess of net investment income	(2,133)	(398)
Net unrealized appreciation (depreciation) on investments and derivative instruments	6,640	(1,519)
Net realized (loss) gain on investments and derivative instruments	(3,802)	142
Total Net Assets	376,725	316,549
Total Liabilities and Total Net Assets	$719,279	$559,644

Number of common shares outstanding	25,639,371	21,733,903
Net asset value per common share	$14.69	$14.56

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Investment income
Interest income	$14,352	$9,111	$26,452	$18,248
Dividend income	-	-	377	-

Total investment income	14,352	9,111	26,829	18,248

Expenses
Interest and other debt financing expenses	2,580	1,467	4,946	3,044
Base management fee	2,093	1,341	3,967	2,625
Incentive fee	1,434	221	2,344	411
Professional fees	559	491	1,147	1,058
Administrative service fee	455	214	718	387
General and administrative expenses	166	196	301	309

Total expenses	7,287	3,930	13,423	7,834

Net investment income	7,065	5,181	13,406	10,414

Net gain (loss) on investments
Net realized (loss) gain on investments	(2,817)	1,049	(4,932)	1,925
Net realized gain (loss) on derivative instruments	724	-	988	-
Net change in unrealized appreciation (depreciation) on investments	4,032	(354)	4,375	(501)
Net change in unrealized appreciation (depreciation) on derivative instruments	2,427	-	3,784	-

Net gain (loss) on investments	4,366	695	4,215	1,424

Net increase in net assets resulting from operations	$11,431	$5,876	$17,621	$11,838

Per Common Share Data
Basic and diluted earnings per common share	$0.48	$0.33	$0.77	$0.67
Dividends and distributions declared per common share	$0.32	$0.32	$0.64	$0.63
Basic and diluted weighted average common shares outstanding	24,059,623	17,738,395	22,890,820	17,725,418

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except share data)

					Net Unrealized
				Capital	Appreciation	Net Realized Gain
	Common Stock		Paid in Capital	Distributions	(Depreciation) on	(Loss) on Investments
		Par	in Excess	in Excess of Net	Investments and	and Derivative	Total
	Shares	Amount	of Par	Investment Income	Derivative Instruments	Instruments	Net Assets

Balance at September 30, 2010	17,712,444	$18	$258,568	$-	$1,995	$(40)	$260,541
Net increase in net assets resulting from operations	-	-	-	10,414	(501)	1,925	11,838
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	43,532	-	765	-	-	-	765
Dividends and distributions	-	-	-	(11,167)	-	-	(11,167)
Balance at March 31, 2011	17,755,976	$18	$259,333	$(753)	$1,494	$1,885	$261,977

Balance at September 30, 2011	21,733,903	$22	$318,302	$(398)	$(1,519)	$142	$316,549
Issuance of common stock, net of offering and underwriting costs(1)	3,825,000	4	56,512	-	-	-	56,516
Net increase in net assets resulting from operations	-	-	-	13,406	8,159	(3,944)	17,621
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	80,468	-	1,180	-	-	-	1,180
Dividends and distributions	-	-	-	(15,141)	-	-	(15,141)
Balance at March 31, 2012	25,639,371	$26	$375,994	$(2,133)	$6,640	$(3,802)	$376,725

(1)	On February 3, 2012, Golub Capital BDC, Inc. closed on a public offering of 3,500,000 shares of its common stock at a public offering price of $15.35 per share. On March 1, 2012 Golub Capital BDC, Inc. sold an additional 325,000 shares of its common stock at a public offering price of $15.35 per share pursuant to the underwriters’ partial exercise of the over-allotment option granted.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In thousands)	Six Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net increase in net assets resulting from operations	$17,621	$11,838
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred financing costs	697	365
Amortization of discount and premium	(2,380)	(3,181)
Net realized loss (gain) on investments	4,932	(1,925)
Net realized (gain) loss on derivative instruments	(988)	-
Net change in unrealized (appreciation) depreciation on investments	(4,375)	501
Net change in unrealized (appreciation) depreciation on derivative instruments	(3,784)	-
(Fundings of) proceeds from revolving loans, net	(1,014)	1,092
Fundings of investments	(237,606)	(149,994)
Proceeds from principal payments and sales of portfolio investments	86,474	109,316
Proceeds from derivative instruments	988	-
Changes in operating assets and liabilities:
Interest receivable	(653)	(225)
Cash collateral on deposit with custodian	353	-
Open trade receivable	-	(4,389)
Other assets	425	(422)
Interest payable	244	(232)
Management and incentive fees payable	1,856	582
Payable for investments purchased	5,010	(5,328)
Accounts payable and accrued expenses	318	298
Net cash (used in) provided by operating activities	(131,882)	(41,704)

Cash flows from investing activities
Net change in restricted cash and cash equivalents	(19,109)	15,721
Net cash (used in) provided by investing activities	(19,109)	15,721

Cash flows from financing activities
Borrowings on debt	131,917	20,000
Repayments of debt	(37,900)	-
Capitalized debt financing costs	(1,810)	(968)
Proceeds from shares sold, net of underwriting costs	57,164	-
Offering costs paid	(648)	-
Dividends and distributions paid	(13,961)	(10,402)
Net cash provided by (used in) financing activities	134,762	8,630

Net change in cash and cash equivalents	(16,229)	(17,353)

Cash and cash equivalents, beginning of period	46,350	61,219

Cash and cash equivalents, end of period	$30,121	$43,866

Supplemental information:
Cash paid during the period for interest	$4,006	$2,913
Dividends and distributions declared during the period	$15,141	$11,167

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

March 31, 2012

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Investments
Canada
Debt investments
Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.(6)	Subordinated debt	N/A	14.50%	11/2015	$2,835	$2,790	0.8%	$2,835

Total Canada					$2,835	$2,790	0.8%	$2,835

Fair Value as percentage of Principal Amount								100.0%

United States
Debt investments
Aerospace and Defense
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	$1,877	$1,846	0.5%	$1,877
Automobile
ABRA, Inc.(3)	Subordinated debt	N/A	N/A (4)	04/2017	-	(24)	-	-
ABRA, Inc.(6)	Subordinated debt	N/A	13.50%	04/2017	9,659	9,460	2.6	9,659
American Driveline Systems, Inc.*	Senior loan	L + 5.50%	7.00%	01/2016	2,869	2,813	0.7	2,812
American Driveline Systems, Inc.	Senior loan	P + 4.50%	7.75%	01/2016	168	161	160
CLP Auto Interior Corporation*	Senior loan	L + 4.75%	4.99%	06/2013	3,111	3,111	0.8	2,956
Heartland Automotive Services II, Inc.*	Senior loan	L + 5.00%	7.25%	01/2014	597	549	0.2	597
Heartland Automotive Services II, Inc.	Senior loan	L + 7.00%	9.25%	01/2014	447	411	0.1	424
K&N Engineering, Inc.	Senior loan	P + 4.25%	7.50%	12/2016	60	53	-	57
K&N Engineering, Inc.	Senior loan	P + 4.25%	7.50%	12/2016	3,256	3,194	0.9	3,223
					20,167	19,728	5.3	19,888
Banking
Prommis Solutions Inc.*(5)	Senior loan	P + 2.00%	5.25%	02/2013	1,237	1,237	0.1	408

Beverage, Food and Tobacco
ABP Corporation*	Senior loan	L + 6.60%	8.10%	06/2016	4,559	4,484	1.2	4,559
ABP Corporation(3)	Senior loan	L + 5.25%	N/A (4)	06/2016	-	(6)	-	-
Ameriqual Group, LLC*	Senior loan	L + 5.00%	6.51%	03/2016	1,913	1,883	0.5	1,818
Ameriqual Group, LLC*	Senior loan	L + 7.50%	9.01%	03/2016	844	830	0.2	759
Atkins Nutrionals, Inc.	Senior loan	L + 7.90%	9.40%	12/2015	5,028	4,910	1.3	5,028
Bertucci's Corporation*	Second lien	L + 11.10%	14.10%	07/2012	1,842	1,835	0.5	1,842
First Watch Restaurants, Inc.*	Senior loan	P + 6.50%	9.75%	12/2016	11,588	11,369	3.0	11,472
First Watch Restaurants, Inc.(3)	Senior loan	P + 6.50%	N/A (4)	12/2016	-	(33)	-	(18)
First Watch Restaurants, Inc.(3)	Senior loan	P + 6.50%	N/A (4)	12/2016	-	(33)	-	(18)
IL Fornaio (America) Corporation*	Senior loan	L + 5.25%	6.50%	06/2017	4,806	4,785	1.3	4,806
Julio & Sons Company*	Senior loan	L + 7.00%	8.50%	09/2016	7,158	7,093	1.9	7,158
Julio & Sons Company(3)	Senior loan	L + 7.00%	N/A (4)	09/2014	-	(18)	-	-
Julio & Sons Company(3)	Senior loan	L + 7.00%	N/A (4)	09/2016	-	(13)	-	-
Noodles & Company*	Senior loan	L + 4.50%	5.75%	02/2016	1,613	1,600	0.4	1,613
Richelieu Foods, Inc.*	Senior loan	L + 5.50%	7.26%	11/2015	2,168	2,125	0.5	2,060
Richelieu Foods, Inc.	Senior loan	P + 4.50%	7.75%	11/2015	115	103	-	85
					41,634	40,914	10.8	41,164
Building and Real Estate
ASP PDM Acquisition Co. LLC*	Senior loan	L + 4.75%	5.75%	12/2013	455	440	0.1	373
Global Claims Services, Inc.*	Senior loan	L + 4.50%	5.75%	03/2014	7,537	7,476	2.0	7,537
KHKI Acquisition, Inc.	Senior loan	P + 5.00%	8.50%	03/2013	2,626	2,625	0.6	2,101
Tecta America Corp.	Senior loan	P + 5.75%	9.00%	03/2014	2,404	2,404	0.6	2,148
					13,022	12,945	3.3	12,159
Cargo Transport
TMW Systems, Inc.*	Senior loan	L + 4.25%	5.78%	05/2016	1,958	1,934	0.5	1,919

Chemicals, Plastics and Rubber
Road Infrastructure Investment, LLC*	Senior loan	L + 5.00%	6.25%	03/2018	4,158	4,095	1.1	4,148
Road Infrastructure Investment, LLC(3)	Senior loan	L + 5.00%	N/A (4)	03/2017	-	(45)	-	(5)
Syrgis Holdings, Inc.*	Senior loan	L + 5.50%	7.75%	08/2012	93	92	-	93
Syrgis Holdings, Inc.*	Senior loan	L + 6.00%	8.25%	08/2013	864	843	0.2	864
Syrgis Holdings, Inc.*	Senior loan	L + 8.50%	10.75%	02/2014	474	460	0.1	474
					5,589	5,445	1.4	5,574

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

March 31, 2012 376,725,129

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.75%	6.50%	08/2015	$1,401	$1,382	0.4%	$1,401
Fort Dearborn Company*	Senior loan	L + 5.25%	7.00%	08/2016	3,186	3,139	0.8	3,186
					4,587	4,521	1.2	4,587
Diversified Conglomerate Manufacturing
Heat Transfer Parent, Inc.*	Senior loan	L + 3.00%	3.24%	06/2013	1,724	1,696	0.5	1,724
Neptco Inc.	Senior loan	P + 5.00%	8.15%	03/2013	3,825	3,771	1.0	3,595
Oasis Outsourcing Holdings, Inc.(6)	Subordinated debt	N/A	13.00%	04/2017	11,970	11,751	3.2	11,970
Pasternack Enterprises, Inc.*	Senior loan	L + 4.50%	6.00%	02/2014	3,959	3,899	1.1	3,959
Sunless Merger Sub, Inc.*	Senior loan	L + 5.00%	6.25%	07/2016	2,382	2,372	0.6	2,358
Sunless Merger Sub, Inc.(3)	Senior loan	L + 5.00%	N/A (4)	07/2016	-	(1)	-	(3)
Tecomet Inc.*	Senior loan	L + 5.25%	7.00%	12/2015	4,477	4,415	1.2	4,477
Tecomet Inc.(3)	Senior loan	L + 5.25%	N/A (4)	12/2015	-	(6)	-	-
Vintage Parts, Inc.*	Senior loan	L + 6.00%	8.50%	12/2013	86	86	-	86
Vintage Parts, Inc.*	Senior loan	L + 8.00%	9.75%	12/2013	1,294	1,279	0.4	1,319
Vintage Parts, Inc.*	Senior loan	L + 5.50%	5.97%	12/2013	6,194	6,163	1.6	6,070
					35,911	35,425	9.6	35,555
Diversified Conglomerate Service
API Healthcare Corporation*	Senior loan	L + 7.88%	9.38%	02/2017	9,833	9,646	2.6	9,686
Benetech, Inc.*	Senior loan	L + 5.00%	5.24%	12/2013	8,845	8,693	2.3	8,845
Compass Group Diversified Holdings, LLC*	Senior loan	L + 6.00%	6.50%	10/2017	8,429	8,115	2.2	8,429
Cortz, Inc.*	Senior loan	L + 5.50%	7.00%	03/2014	6,930	6,893	1.8	6,930
Digital Technology International, LLC	Senior loan	P + 6.00%	9.25%	09/2016	309	301	0.1	309
Digital Technology International, LLC	Senior loan	P + 6.00%	9.25%	09/2016	6,414	6,298	1.7	6,414
Document Technologies, LLC(3)	Senior loan	P + 4.25%	N/A (4)	12/2016	-	(17)	-	(9)
Document Technologies, LLC	Senior loan	L + 5.00%	6.50%	12/2016	4,099	4,023	1.1	4,058
EAG, Inc.*	Senior loan	P + 3.50%	6.75%	07/2017	2,698	2,657	0.7	2,698
Employment Law Training, Inc. *	Senior loan	L + 7.50%	9.00%	12/2016	15,932	15,563	4.2	15,772
Employment Law Training, Inc. (3)	Senior loan	L + 7.50%	N/A (4)	12/2016	-	(24)	-	(13)
Evolution1, Inc.*	Senior loan	L + 4.75%	6.25%	06/2016	4,643	4,583	1.2	4,550
Evolution1, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(21)	-	(33)
Evolution1, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(4)	-	(7)
HighJump Acquisition LLC(3)	Senior loan	L + 8.75%	N/A (4)	07/2016	-	(13)	-	-
HighJump Acquisition LLC	Senior loan	L + 8.75%	10.00%	07/2016	5,469	5,398	1.5	5,469
MSC.Software Corporation*	Senior loan	L + 6.50%	9.15%	12/2016	6,400	6,279	1.7	6,336
NS Holdings, Inc.*	Senior loan	L + 6.40%	7.77%	06/2015	260	255	0.1	260
NS Holdings, Inc.*	Senior loan	L + 6.28%	7.65%	06/2015	2,084	2,057	0.6	2,084
QuadraMed Corporation*	Senior loan	L + 5.25%	6.75%	07/2016	1,184	1,174	0.3	1,172
The Service Companies, Inc.*	Senior loan	L + 6.50%	9.00%	03/2014	6,741	6,667	1.8	6,741
Sumtotal Systems, Inc.*	Senior loan	L + 4.00%	5.25%	12/2015	1,512	1,498	0.4	1,512
					91,782	90,021	24.3	91,203
Diversified Natural Resources, Precious Metals, and Minerals
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	1,661	1,611	0.4	1,661
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	3,052	2,965	0.8	3,052
					4,713	4,576	1.2	4,713
Electronics
Blue Coat Systems, Inc.*	Second lien	L + 10.00%	11.50%	08/2018	5,424	5,264	1.4	5,451
Blue Coat Systems, Inc.	Senior loan	L + 6.00%	7.50%	02/2018	8,136	7,976	2.2	8,126
Cape Electrical Supply LLC*(6)	Senior loan	L + 6.25%	7.50%	11/2013	1,723	1,674	0.5	1,723
Ecommerce Industries, Inc.*	Senior loan	L + 8.34%	9.59%	10/2016	13,886	13,654	3.7	13,886
Ecommerce Industries, Inc.(3)	Senior loan	L + 6.75%	N/A (4)	10/2016	-	(30)	-	-
Entrust, Inc.*	Senior loan	L + 7.28%	8.78%	03/2017	4,163	4,109	1.1	4,163
Entrust, Inc.*	Senior loan	L + 7.29%	8.79%	03/2017	8,994	8,870	2.4	8,994
Syncsort Incorporated*	Senior loan	L + 5.50%	7.50%	03/2015	8,741	8,605	2.3	8,741
Syncsort Incorporated(3)	Senior loan	L + 5.50%	N/A (4)	03/2015	-	(5)	-	-
Time-O-Matic, Inc.(6)	Subordinated debt	N/A	13.25%	12/2016	11,488	11,293	3.0	11,488
					62,555	61,410	16.6	62,572
Farming and Agriculture
AGData, L.P.	Senior loan	L + 6.25%	7.75%	08/2016	2,893	2,857	0.8	2,893

Finance
Bonddesk Group LLC*	Senior loan	L + 5.00%	6.50%	09/2016	1,015	1,005	0.3	1,005
Pillar Processing LLC*(5)	Senior loan	L + 7.50%	7.72%	11/2013	2,972	2,966	0.6	2,080
Pillar Processing LLC*(5)	Senior loan	N/A	14.50%	05/2014	3,125	3,125	0.1	313
					7,112	7,096	1.0	3,398

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

March 31, 2012 376,725,129

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.(6)	Subordinated debt	N/A	14.00%	06/2016	$7,879	$7,730	2.1%	$7,879
Avatar International, LLC*	Senior loan	L + 7.50%	8.75%	09/2016	7,955	7,832	2.1	7,955
Avatar International, LLC(3)	Senior loan	L + 7.50%	N/A (4)	09/2016	-	(9)	-	-
Avatar International, LLC	Senior loan	L + 8.00%	9.25%	09/2016	1,716	1,696	0.5	1,716
Campus Management Acquisition Corp.	Second lien	L + 9.14%	10.89%	09/2015	5,221	5,148	1.3	4,960
Community Hospices of America, Inc.*	Senior loan	L + 5.50%	7.25%	12/2015	5,097	5,021	1.4	5,097
Community Hospices of America, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	12/2015	-	(6)	-	-
Community Hospices of America, Inc.(6)	Subordinated debt	L + 11.75%	13.75%	06/2016	1,848	1,814	0.5	1,848
DDC Center Inc.*	Senior loan	L + 6.50%	9.50%	10/2014	8,447	8,449	2.2	8,447
DDC Center Inc.*	Senior loan	L + 6.50%	9.50%	12/2012	227	227	0.1	227
DDC Center Inc.	Senior loan	L + 6.50%	N/A (4)	10/2013	-	-	-	-
Delta Educational Systems, Inc.*	Senior loan	L + 5.00%	7.00%	11/2012	2,827	2,798	0.8	2,827
Dialysis Newco, Inc.(6)	Subordinated debt	N/A	13.00%	09/2018	8,708	8,577	2.3	8,577
G & H Wire Company, Inc.*	Senior loan	L + 5.50%	7.25%	12/2015	5,625	5,552	1.5	5,625
G & H Wire Company, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	12/2015	-	(10)	-	-
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.00%	05/2017	415	403	0.1	397
Hospitalists Management Group, LLC	Senior loan	P + 3.50%	6.75%	05/2017	4,154	4,066	1.1	4,071
Hospitalists Management Group, LLC(3)	Senior loan	P + 3.50%	N/A (4)	05/2017	-	(12)	-	(18)
The Hygenic Corporation*	Senior loan	L + 2.50%	2.74%	04/2013	2,230	2,208	0.6	2,186
Integrated DNA Technologies, Inc.(6)	Subordinated debt	N/A	14.00%	04/2015	450	435	0.1	450
Integrated DNA Technologies, Inc.(6)	Subordinated debt	N/A	14.00%	04/2015	450	445	0.1	450
Integrated DNA Technologies, Inc.(6)	Subordinated debt	N/A	14.00%	04/2015	3,800	3,760	1.0	3,800
Maverick Healthcare Group, LLC *	Senior loan	L + 5.50%	7.25%	12/2016	2,206	2,177	0.6	2,206
National Healing Corporation*	Second lien	L + 10.00%	11.50%	11/2018	17,976	16,885	4.7	17,616
National Healing Corporation	Senior loan	L + 6.75%	8.25%	11/2017	3,587	3,417	0.9	3,515
NeuroTherm, Inc.*	Senior loan	L + 5.00%	6.50%	02/2016	1,654	1,626	0.4	1,654
NeuroTherm, Inc.	Senior loan	L + 5.00%	6.50%	02/2016	188	182	-	188
Reliant Pro ReHab, LLC*	Senior loan	L + 4.75%	6.00%	06/2016	3,697	3,642	1.0	3,623
Reliant Pro ReHab, LLC(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(19)	-	(35)
Reliant Pro ReHab, LLC	Senior loan	P + 3.75%	7.00%	06/2016	231	222	0.1	219
Surgical Information Systems, LLC	Second lien	L + 7.40%	8.95%	12/2015	4,757	4,686	1.3	4,757
TIDI Products, LLC*	Senior loan	L + 4.75%	6.25%	05/2015	2,182	2,151	0.6	2,182
TIDI Products, LLC(3)	Senior loan	L + 4.75%	N/A (4)	05/2015	-	(4)	-	-
					103,527	101,089	27.4	102,419
Home and Office Furnishings, Housewares, and Durable Consumer
Amerifile, LLC*	Senior loan	L + 5.00%	6.50%	03/2016	4,408	4,355	1.2	4,408
Top Knobs USA, Inc.*	Senior loan	L + 5.75%	7.75%	11/2016	1,144	1,127	0.3	1,144
WII Components, Inc.*	Senior loan	L + 4.75%	6.25%	07/2016	1,778	1,755	0.5	1,778
WII Components, Inc.	Senior loan	P + 3.75%	7.00%	07/2016	28	26	-	28
Zenith Products Corporation*	Senior loan	L + 5.00%	5.68%	09/2013	3,628	3,594	0.9	3,555
					10,986	10,857	2.9	10,913
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.*	Senior loan	L + 8.00%	9.50%	01/2017	17,019	16,701	4.5	17,019
Competitor Group, Inc.(3)	Senior loan	L + 8.00%	N/A (4)	01/2017	-	(39)	-	-
Octane Fitness, LLC*	Senior loan	L + 5.50%	7.00%	12/2015	4,675	4,533	1.2	4,675
Optronics Product Company, Inc.*	Second lien	L + 7.25%	8.25%	12/2013	2,489	2,430	0.7	2,489
Pride Manufacturing Company, LLC*	Senior loan	L + 5.50%	7.25%	11/2015	783	772	0.2	760
					24,966	24,397	6.6	24,943

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

March 31, 2012 376,725,129

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Personal and Non-Durable Consumer Products
Dr. Miracles, Inc.*(6)	Senior loan	L + 7.50%	10.00%	03/2014	$3,165	$3,146	0.8%	$2,976
Massage Envy, LLC*	Senior loan	L + 5.00%	6.50%	06/2016	6,590	6,522	1.7	6,590
Massage Envy, LLC(3)	Senior loan	L + 5.00%	N/A (4)	06/2016	-	(1)	-	-
MTS Medication Technologies, Inc.*	Senior loan	L + 5.25%	6.75%	06/2016	1,528	1,518	0.4	1,528
MTS Medication Technologies, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	06/2016	-	(1)	-	-
Strategic Partners, Inc.(6)	Subordinated debt	N/A	14.00%	02/2017	9,636	9,438	2.6	9,636
					20,919	20,622	5.5	20,730
Personal, Food and Miscellaneous Services
Affordable Care Inc.*	Senior loan	L + 5.00%	6.50%	12/2015	3,668	3,625	1.0	3,668
Affordable Care Inc.(3)	Senior loan	L + 5.00%	N/A (4)	12/2015	-	(7)	-	-
Automatic Bar Controls, Inc.*	Senior loan	L + 6.00%	7.51%	03/2016	1,054	1,043	0.3	1,003
Automatic Bar Controls, Inc.(3)	Senior loan	P + 4.75%	N/A (4)	03/2016	-	(2)	-	(8)
Focus Brands Inc.	Second lien	L + 9.00%	10.25%	08/2018	6,481	6,353	1.7	6,513
Focus Brands Inc.	Senior loan	L + 5.00%	6.26%	02/2018	6,391	6,328	1.7	6,415
Ignite Restaurant Group, Inc.*	Senior loan	L + 4.75%	6.25%	03/2016	6,549	6,470	1.7	6,549
NVA Acquisition Company	Senior loan	L + 4.25%	5.50%	06/2016	1,891	1,875	0.5	1,815
Restaurant Technologies, Inc.*	Senior loan	L + 4.75%	6.00%	05/2017	1,111	1,101	0.3	1,088
Restaurant Technologies, Inc.	Senior loan	L + 4.75%	6.00%	05/2017	120	119	-	117
Trusthouse Service Group, Inc.(3)	Senior loan	L + 5.13%	N/A (4)	07/2017	-	(4)	-	-
Trusthouse Service Group, Inc.	Senior loan	P + 4.13%	7.38%	07/2016	3	3	-	3
Trusthouse Service Group, Inc.	Senior loan	L + 5.13%	6.63%	07/2017	1,018	1,004	0.3	1,018
Vetcor Professional Practices LLC*	Senior loan	L + 6.00%	7.50%	02/2015	9,899	9,899	2.6	9,899
					38,185	37,807	10.1	38,080
Personal Transportation
PODS Funding Corp. II*	Senior loan	L + 7.00%	8.50%	11/2016	6,174	6,001	1.6	6,174
PODS Funding Corp. II(6)	Subordinated debt	N/A	21.00%	11/2017	2,802	2,802	0.7	2,802
PODS Funding Corp. II	Subordinated debt	N/A	N/A (4)	11/2017	-	-	-	-
PODS Funding Corp. II(3)	Second lien	N/A	N/A (4)	05/2017	-	(10)	-	-
PODS Funding Corp. II(6)	Second lien	N/A	15.50%	05/2017	2,045	1,987	0.5	2,045
PODS Funding Corp. II(3)	Senior loan	L + 7.00%	N/A (4)	11/2016	-	(52)	-	-
					11,021	10,728	2.8	11,021
Printing and Publishing
Market Track, LLC*	Senior loan	L + 7.75%	9.25%	11/2015	12,325	12,149	3.3	12,325
Market Track, LLC(3)	Senior loan	L + 7.75%	N/A (4)	11/2015	-	(17)	-	-
Trade Service Company, LLC*	Senior loan	L + 5.25%	6.75%	06/2013	1,189	1,187	0.3	1,189
Trade Service Company, LLC*(6)	Senior loan	N/A	14.00%	06/2013	765	762	0.2	765
Trade Service Company, LLC(3)	Senior loan	L + 5.25%	N/A (4)	06/2013	-	(1)	-	-
					14,279	14,080	3.8	14,279
Retail Stores
Barcelona Restaurants, LLC*	Senior loan	L + 10.00%	11.50%	03/2017	4,988	4,893	1.3	4,914
Barcelona Restaurants, LLC(3)	Senior loan	L + 10.00%	N/A (4)	03/2017	-	(6)	-	(6)
Bojangles' Restaurants, Inc.*	Senior loan	L + 6.50%	8.00%	08/2017	2,968	2,760	0.8	2,969
Chuy's OPCO, Inc.	Senior loan	L + 7.00%	8.50%	05/2016	289	287	0.1	289
Chuy's OPCO, Inc.	Senior loan	P + 5.50%	10.00%	05/2016	443	425	0.1	443
Chuy's OPCO, Inc.	Senior loan	L + 7.00%	8.50%	05/2016	15,150	14,911	4.0	15,150
DTLR, Inc.*	Senior loan	L + 8.00%	11.00%	12/2015	8,115	7,998	2.2	8,115
The Marshall Retail Group, LLC*	Senior loan	L + 6.50%	8.00%	04/2013	10,820	10,616	2.9	10,820
The Marshall Retail Group, LLC(3)	Senior loan	L + 6.50%	N/A (4)	04/2013	-	(17)	-	-
Restaurant Holding Company, LLC	Senior loan	L + 7.50%	9.00%	02/2017	9,978	9,783	2.6	9,978
Rubio's Restaurants, Inc.*(6)	Senior loan	L + 7.75%	9.50%	06/2015	8,459	8,341	2.2	8,459
Vision Source L.P.*	Senior loan	L + 6.75%	8.00%	04/2016	13,497	13,270	3.6	13,497
Vision Source L.P.(3)	Senior loan	L + 6.75%	N/A (4)	04/2016	-	(10)	-	-
					74,707	73,251	20	74,628
Telecommunications
Hosting.com, Inc.*	Senior loan	L + 4.50%	5.75%	05/2014	918	905	0.2	918
Hosting.com, Inc.(3)	Senior loan	L + 4.50%	N/A (4)	05/2014	-	(2)	-	-
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	46	46	-	46
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	2,290	2,253	0.6	2,290
West Corporation(3)	Senior loan	L + 2.00%	N/A (4)	10/2012	-	(66)	(0.1)	(200)
					3,254	3,136	0.7	3,054
Utilities
PowerPlan Consultants, Inc.*	Senior loan	P + 4.25%	7.50%	05/2014	5,239	5,160	1.4	5,160
PowerPlan Consultants, Inc.(3)	Senior loan	P + 4.25%	N/A (4)	05/2015	-	(2)	-	(2)
					5,239	5,158	2.0	5,158
Total debt investments United States					$602,120	$591,080	157.4%	$593,135

Fair Value as a percentage of Principal Amount								98.5%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

March 31, 2012

(In thousands, except derivative contracts)

					Principal		Percentage
	Investment	Spread Above	Interest	Maturity	Amount/Shares/		of Total		Fair
	Type	Index(1)	Rate(2)	Date	Contracts	Cost	Net Assets		Value
Equity investments
Aerospace and Defense
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	$670	0.2%		$670
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-		117
						670	0.2		787
Automobile
ABRA, Inc.	LLC interest	N/A	N/A	N/A	1	1,471	0.4		1,471
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	-	4	-		4
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	-	62	-		62
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	-	18	-		18
						1,555	0.4		1,555
Beverage, Food and Tobacco
Atkins Nutrionals, Inc.	LLC interest	N/A	N/A	N/A	57	796	0.2		914
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	7	691	0.2		691
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1		521
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	0.1		207
						2,228	0.6		2,333
Diversified Conglomerate Manufacturing
Neptco Inc.	Warrant	N/A	N/A	N/A	5	-	-		-
Oasis Outsourcing Holdings, Inc.	LLC interest	N/A	N/A	N/A	1,088	1,088	0.3		1,251
Sunless Merger Sub, Inc.	Preferred stock	N/A	N/A	N/A	-	148	-		148
						1,236	0.3	-	1,399
Diversified Conglomerate Service
Document Technologies, LLC	LLC interest	N/A	N/A	N/A	24	490	0.1		490
Employment Law Training, Inc.	LP interest	N/A	N/A	N/A	666	666	0.2		666
						1,156	0.3	-	1,156
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	-		63
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	13	1,273	0.3		1,188
Avatar International, LLC	LP interest	N/A	N/A	N/A	7	695	0.2		695
Dialysis Newco, Inc.	LLC units	N/A	N/A	N/A	871	871	0.2		871
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	-	102	-		102
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	-	38	-		38
National Healing Corporation	Preferred stock	N/A	N/A	N/A	695	799	0.2		799
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	569	0.2		569
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	264	0.1		263
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1		414
						5,092	1.3		5,002
Home and Office Furnishings,
Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	73	-		73

Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group, Inc.	Preferred stock	N/A	N/A	N/A	199	88	0.1		193
Competitor Group, Inc.	Common stock	N/A	N/A	N/A	9	86	-		107
						174	0.1		300
Personal and Non-Durable Consumer
Products
Strategic Partners, Inc.	LLC interest	N/A	N/A	N/A	169	1,691	0.4		1,691

Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	224	-	-		-

Retail Stores
Barcelona Restaurants, LLC	LP interest	N/A	N/A	N/A	1,996	1,996	0.5		1,996
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.2		599
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	936	0.2		936
						3,877	0.9	-	3,531

Total equity investments United States						$17,752	4.7%		$17,827

Total United States						$608,832	162.2%		$610,962

Total investments						$611,622	162.9%		$613,797

Derivative investments
Total return swap (Note 7)	Total return swap	N/A	N/A	06/2014	N/A	$-	0.4%		$1,480

Futures contracts sold (Note 7)	Futures contracts	N/A	N/A	06/2012	250	$-	0.1%		$318

Total derivative instruments						$-	0.5%		$1,798

*	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 6).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR") "L" or Prime "P" and which reset daily, quarterly or semiannually. For each we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at March 31, 2012. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at March 31, 2012.
(3)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	The entire commitment was unfunded at March 31, 2012. As such, no interest is being earned on this investment.
(5)	Loan was on non-accrual status as of March 31, 2012, meaning that the Company has ceased recognizing interest income on the loan.
(6)	A portion of the interest may be deferred through a payment-in-kind ("PIK") rate option.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2011

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Investments
Canada
Debt investments
Leisure, Amusement, Motion Pictures,
Entertainment
Extreme Fitness, Inc.(6)	Subordinated debt	N/A	14.50%	11/2015	$2,799	$2,748	0.8%	$2,799

Total Canada					$2,799	$2,748	0.8%	$2,799

Fair Value as percentage of Principal Amount								100.0%

United States
Debt investments
Aerospace and Defense
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	$1,877	$1,843	0.6%	$1,877

Automobile
CLP Auto Interior Corporation*	Senior loan	L + 4.75%	4.99%	06/2013	3,146	3,146	0.9	2,988
Driven Brands, Inc.*	Senior loan	L + 5.00%	6.53%	10/2014	5,109	5,109	1.6	5,108
					8,255	8,255	2.5	8,096
Banking
Prommis Solutions Inc.*(5)	Senior loan	P + 3.25%	5.25%	02/2013	1,237	1,237	0.2	928
					1,237	1,237	0.2	928
Beverage, Food and Tobacco
ABP Corporation*	Senior loan	L + 5.25%	6.75%	06/2016	4,582	4,498	1.4	4,581
ABP Corporation(3)	Senior loan	L + 5.25%	N/A (4)	06/2016	-	(7)	-	-
Ameriqual Group, LLC*	Senior loan	L + 5.00%	6.51%	03/2016	1,960	1,924	0.6	1,960
Ameriqual Group, LLC*	Senior loan	L + 7.50%	9.00%	03/2016	848	833	0.3	848
Atkins Nutrionals, Inc.	Second lien	L + 10.92%	12.92%	12/2015	5,028	4,944	1.6	5,028
Bertucci's Corporation*	Second lien	L + 11.26%	14.27%	07/2012	1,943	1,921	0.6	1,943
IL Fornaio (America) Corporation*	Senior loan	L + 5.25%	6.50%	06/2017	4,831	4,808	1.5	4,807
Julio & Sons Company(3)	Senior loan	L + 7.00%	N/A (4)	09/2014	-	(22)	-	(22)
Julio & Sons Company(3)	Senior loan	L + 7.00%	N/A (4)	09/2016	-	(15)	-	(15)
Julio & Sons Company*	Senior loan	L + 7.00%	8.50%	09/2016	7,175	7,104	2.2	7,103
Noodles & Company*	Senior loan	L + 4.50%	5.75%	02/2016	1,621	1,607	0.5	1,621
Richelieu Foods, Inc.*	Senior loan	L + 5.00%	6.76%	11/2015	2,225	2,174	0.7	2,225
Richelieu Foods, Inc.	Senior loan	P + 4.00%	7.25%	11/2015	132	119	-	132
					30,345	29,888	9.4	30,211
Building and Real Estate
American Fire Protection Group, Inc.(5)	Senior loan	L + 6.75%	9.00%	06/2011	4,422	4,124	0.3	1,105
ASP PDM Acquisition Co. LLC*	Senior loan	L + 2.75%	3.29%	12/2013	457	436	0.1	411
Infiltrator Systems, Inc.*	Senior loan	L + 5.50%	8.50%	09/2012	7,548	7,405	2.4	7,548
Global Claims Services, Inc.*	Senior loan	L + 4.50%	5.75%	03/2014	7,633	7,556	2.4	7,633
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2012	118	118	-	118
KHKI Acquisition, Inc.	Senior loan	L + 6.00%	8.50%	03/2013	2,600	2,598	0.7	2,080
Tecta America Corp.	Senior loan	P + 5.75%	9.00%	03/2014	2,285	2,285	0.6	2,029
					25,063	24,522	6.5	20,924
Cargo Transport
TMW Systems, Inc.*	Senior loan	L + 4.25%	5.80%	05/2016	2,167	2,137	0.7	2,102

Chemicals, Plastics and Rubber
Flint Trading, Inc.*	Senior loan	L + 7.25%	8.75%	06/2016	12,466	12,403	3.9	12,466
Flint Trading, Inc.(3)	Senior loan	L + 7.25%	N/A (4)	06/2016	-	(10)	-	-
Syrgis Holdings, Inc.*	Senior loan	L + 5.50%	7.75%	08/2012	186	182	0.1	186
Syrgis Holdings, Inc.*	Senior loan	L + 6.00%	8.25%	08/2013	864	836	0.3	864
Syrgis Holdings, Inc.*	Senior loan	L + 8.50%	10.75%	02/2014	474	457	0.1	474
					13,990	13,868	4.4	13,990

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)

September 30, 2011

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.75%	6.65%	08/2015	$23	$22	-%	$23
Fort Dearborn Company*	Senior loan	L + 5.25%	7.12%	08/2016	49	48	-	49
Fort Dearborn Company*	Senior loan	L + 4.75%	6.50%	08/2015	1,473	1,450	0.5	1,473
Fort Dearborn Company*	Senior loan	L + 5.25%	7.00%	08/2016	3,258	3,205	1.0	3,258
					4,803	4,725	1.5	4,803
Diversified Conglomerate Manufacturing
Heat Transfer Parent, Inc.*	Senior loan	L + 3.00%	3.24%	06/2013	1,790	1,748	0.5	1,682
Neptco Inc.(6)	Senior loan	L + 6.00%	8.00%	03/2013	3,920	3,838	1.1	3,607
OnCore Manufacturing LLC*	Senior loan	L + 8.00%	11.00%	06/2016	3,542	3,482	1.2	3,648
Pasternack Enterprises, Inc.*	Senior loan	L + 4.50%	6.00%	02/2014	4,467	4,381	1.4	4,377
Sunless Merger Sub, Inc.*	Senior loan	L + 5.00%	6.25%	07/2016	2,412	2,400	0.8	2,400
Sunless Merger Sub, Inc.(3)	Senior loan	L + 5.00%	N/A (4)	07/2016	-	(1)	-	(1)
Tecomet Inc.(3)	Senior loan	L + 5.25%	N/A (4)	12/2015	-	(7)	-	-
Tecomet Inc.*	Senior loan	L + 5.25%	7.00%	12/2015	4,564	4,520	1.4	4,564
Vintage Parts, Inc.*	Senior loan	L + 5.50%	5.75%	12/2013	6,596	6,534	2.0	6,398
Vintage Parts, Inc.*	Senior loan	L + 6.00%	8.50%	12/2013	92	92	-	92
Vintage Parts, Inc.*	Senior loan	L + 8.00%	9.75%	12/2013	1,378	1,415	0.4	1,420
					28,761	28,402	8.8	28,187
Diversified Conglomerate Service
Benetech, Inc.*	Senior loan	L + 5.00%	5.22%	12/2013	8,845	8,649	2.8	8,845
CIBT Holdings(3)	Senior loan	L + 4.75%	N/A (4)	12/2015	-	(3)	-	-
CIBT Holdings*	Senior loan	L + 4.75%	6.50%	12/2015	1,055	1,055	0.3	1,055
Compass Group Diversified Holdings, LLC*	Senior loan	L + 4.00%	4.25%	12/2013	4,444	4,444	1.4	4,444
Cortz, Inc.*	Senior loan	L + 5.50%	7.00%	03/2014	6,624	6,585	2.1	6,624
Digital Technology International, LLC(3)	Senior loan	P + 6.00%	N/A (4)	09/2016	-	(9)	-	(9)
Digital Technology International, LLC	Senior loan	L + 7.25%	8.75%	09/2016	6,495	6,365	2.0	6,430
EAG, Inc.*	Senior loan	P + 3.50%	6.75%	07/2017	2,732	2,687	0.9	2,732
Evolution1, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(24)	-	(33)
Evolution1, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(5)	-	(7)
Evolution1, Inc.*	Senior loan	L + 4.75%	6.25%	06/2016	4,654	4,588	1.4	4,561
HighJump Acquisition LLC(3)	Senior loan	L + 8.75%	N/A (4)	07/2016	-	(15)	-	(16)
HighJump Acquisition LLC	Senior loan	L + 8.75%	10.00%	07/2016	5,496	5,417	1.7	5,469
NS Holdings, Inc.*(3)	Senior loan	L + 6.25%	N/A (4)	06/2015	-	(6)	-	-
NS Holdings, Inc.*	Senior loan	L + 6.28%	7.65%	06/2015	2,140	2,107	0.7	2,140
QuadraMed Corporation*	Senior loan	L + 5.25%	6.75%	07/2016	1,215	1,203	0.4	1,202
Royall & Company*	Senior loan	L + 5.00%	6.50%	11/2015	770	757	0.2	770
The Service Companies, Inc.*	Senior loan	L + 6.50%	9.00%	03/2014	5,573	5,573	1.8	5,573
Sumtotal Systems, Inc.*	Senior loan	L + 4.25%	5.50%	12/2015	1,552	1,536	0.5	1,552
					51,595	50,904	16.2	51,332
Diversified Natural Resources, Precious
Metals, and Minerals
Metal Spinners, Inc.*	Senior loan	L + 7.00%	10.00%	12/2014	1,728	1,681	0.5	1,728
Metal Spinners, Inc.*(6)	Senior loan	L + 11.00%	14.00%	12/2014	3,153	3,072	1.0	3,153
					4,881	4,753	1.5	4,881
Electronics
Cape Electrical Supply LLC*(6)	Senior loan	L + 6.25%	7.50%	11/2013	1,973	1,899	0.6	1,973
Entrust, Inc.*	Senior loan	L + 7.22%	8.72%	03/2017	4,273	4,259	1.3	4,273
Entrust, Inc.*	Senior loan	L + 7.23%	8.73%	03/2017	9,971	9,961	3.1	9,971
Syncsort Incorporated(3)	Senior loan	L + 5.50%	N/A (4)	03/2015	-	(6)	-	-
Syncsort Incorporated*	Senior loan	L + 5.50%	7.50%	03/2015	8,981	8,981	2.8	8,981
Time-O-Matic, Inc.(6)	Subordinated debt	N/A	13.25%	12/2016	11,416	11,199	3.6	11,416
					36,614	36,293	11.4	36,614
Farming and Agriculture
AGData, L.P.	Senior loan	L + 6.25%	7.75%	08/2016	2,972	2,931	0.9	2,972

Finance
Bonddesk Group LLC*	Senior loan	L + 5.00%	6.50%	09/2016	1,018	1,008	0.3	1,008
Pillar Processing LLC*	Senior loan	L + 5.50%	5.73%	05/2014	3,125	3,125	0.9	2,969
Pillar Processing LLC*	Senior loan	N/A	14.50%	11/2013	3,018	3,012	0.9	2,807
					7,161	7,145	2.1	6,784

!

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
Home and Office Furnishings,Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	73	-	73

Personal and Non-Durable ConsumerProducts
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

The Company’s investment strategy is to invest in senior secured, one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), mezzanine (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment), second lien loans and equity securities to middle market companies that are, in most cases, sponsored by private equity investors. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Prior to April 14, 2010, Golub Capital Incorporated (the “Investment Manager”) served as the investment adviser for the Company.

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

Consolidation:   As permitted under Regulation S-X and the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s subsidiaries in its consolidated financial statements.

Assets related to transactions that do not meet ASC Topic 860 —  Transfers and Servicing requirements for accounting sale treatment are reflected in the Company’s consolidated statements of financial condition as investments. Those assets are owned by special purpose entities that are consolidated in the Company’s financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or any affiliate of the Company).

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

Revenue recognition:

Investments and related investment income:   The Board determines the fair value of the Company’s investments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. In addition, the Company may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. All other income is recorded into income when earned. The Company records prepayment premiums on loans as interest income. When the Company receives principal payments on a loan in an amount that exceeds the loan’s amortized cost, it records the excess principal payment as interest income. For the three and six months ended March 31, 2012, interest income included $1,290 and $2,380, respectively, of amortization of discounts. For the three and six months ended March 31, 2011, interest income included $1,228 and $3,181, respectively, of amortization of discounts.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

As of March 31, 2012 and September 30, 2011, the Company had interest receivable of $3,716 and $3,063, respectively. For the three and six months ended March 31, 2012, the Company earned interest of $14,352 and $26,452, respectively. For the three and six months ended March 31, 2011, the Company earned interest of $9,111 and $18,248, respectively. For the three and six months ended March 31, 2012, the Company received interest in cash, which excludes income from amortization of loan origination fees, original issue discount and market discount or premium, in the amounts of $12,394 and $23,041, respectively. For the three and six months ended March 31, 2011, the Company received interest in cash, which excludes income from amortization of loan origination fees, original issue discount and market discount or premium, in the amounts of $8,932 and $17,692, respectively. For the three and six months ended March 31, 2012, the Company received loan origination fees of $1,607 and $5,511, respectively. For the three and six months ended March 31, 2011, the Company received loan origination fees of $626 and $2,799, respectively. These loan origination fees are capitalized and amortized over the life of the loan as interest income.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2012, the Company recorded PIK income of $334 and $709, respectively. For the three and six months ended March 31, 2011, the Company recorded PIK income of $192 and $331, respectively. For the three and six months ended March 31, 2012, the Company received PIK payments in cash of $264 and $367, respectively. For the three and six months ended March 31, 2011, the Company received PIK payments in cash of $68 and $165, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and six months ended March 31, 2012, the Company recorded dividend income of zero and $377, respectively. The Company did not earn dividend income for the three and six months ended March 31, 2011.

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

Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The total fair value of non-accrual loans was $2,801 and $2,891 as of March 31, 2012 and September 30, 2011, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2012 and 2011, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 —  Income Taxes. ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through March 31, 2012. The 2009 and 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

On May 3, 2011, the Company’s Board approved an amendment to the DRIP that, in the event the market price per share of the Company’s common stock on the date of a distribution exceeds the most recently computed net asset value per share of the common stock, the Company will issue shares of common stock to participants in the DRIP at the greater of the most recently computed net asset value per share of common stock or 95% of the current market price per share of common stock (or such lesser discount to the current market price per share that still exceeds the most recently computed net asset value per share of common stock).

Deferred financing costs:   Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2012 and September 30, 2011, the Company had deferred financing costs of $6,457 and $5,345, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three and six months ended March 31, 2012 was $357 and $697, respectively. Amortization expense for the three and six months ended March 31, 2011 was $195 and $365, respectively.

Deferred offering costs:   Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of March 31, 2012 and September 30, 2011, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were zero and $272, respectively.

Accounting for derivative instruments:   The Company does not utilize hedge accounting and marks its derivatives to market through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. For additional information on derivative instruments, refer to Note 7.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Recently issued accounting pronouncements:   In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (together, the “Boards”) on fair value measurement. The collective efforts of the Boards, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the FASB codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements except for enhanced disclosures around fair value measurements.

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

The base management fee is calculated at an annual rate equal to 1.375% of average adjusted gross assets at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Such amount is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company.

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

The Company accomplishes this limitation by subjecting each quarterly incentive fee payable on the “Income and Capital Gain Incentive Fee Calculation” (as defined below) to the Incentive Fee Cap (as defined below). The Incentive Fee Cap in any quarter is the difference between (a) 20.0% of Cumulative Pre-Incentive Fee Net Income and (b) cumulative incentive fees of any kind paid to the Investment Adviser by GBDC since the effective date of its election to become a BDC. To the extent the Incentive Fee Cap is zero or a negative value in any quarter, no incentive fee would be payable in that quarter. “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since the effective date of the Company’s election to become a BDC and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation since the effective date of the Company’s election to become a BDC.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

 “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and an administration agreement (the “Administration Agreement”) with GC Service Company, LLC (the “Administrator”), any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that the Company has not yet received in cash.

Incentive fees are calculated and payable quarterly in arrears (or, upon termination of the Investment Advisory Agreement, as of the termination date) (each, a “Performance Period”). The Investment Adviser is not under any obligation to reimburse the Company for any part of the incentive fee it received that was based on accrued income that is never actually received.

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

For the periods ending September 30, 2011 and prior, the Company had included interest spread payments from the TRS in the capital gains component of the incentive fee calculation as this is consistent with GAAP, which records such payments in net realized gains/(losses) on derivative instruments in the consolidated statement of operations. However, the Company changed its methodology in the first quarter of fiscal year 2012 pursuant to discussions with the staff (the “Staff”) of the SEC, resulting in the TRS interest spread payments being included in the income component of the incentive fee calculation.

For the three and six months ended March 31, 2012, the Company received interest spread payments of $923 and $1,570, respectively. For the three months ended December 31, 2011, including the interest spread payments from the TRS in the income component of the incentive fee calculation caused an increase in the incentive fee by $647 as the Company was in the “catch-up” provision as described below. Upon reviewing the incentive fee calculation and the treatment of the interest spread payments from the TRS, the Investment Adviser irrevocably waived the incremental portion of the incentive fee attributable from the TRS interest spread payments for the three months ended December 31, 2011. For the three months ended March 31, 2012, the Income Incentive Fee (as described below) was $1,434. For the six months ended March 31, 2012, after taking into account the waiver by the Investment Adviser, the Income Incentive Fee was $2,344, rather than $2,991. The Income Incentive Fee for the three and six months ended March 31, 2011 was $158 and $348, respectively.

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

The sum of these calculations yields the “Income Incentive Fee.” This amount is appropriately adjusted for any share issuances or repurchases during the quarter.

The second part of the incentive fee calculation (the “Capital Gain Incentive Fee”) equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), which commenced with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s “Capital Gain Incentive Fee Base” equals the sum of (1) realized capital gains, if any, on a cumulative positive basis from the date the Company elected to become a BDC through the end of each calendar year, (2) all realized capital losses on a cumulative basis and (3) all unrealized capital depreciation on a cumulative basis.

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

The Company accrues the Capital Gain Incentive Fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) is positive. The Capital Gain Incentive Fee is calculated on a cumulative basis from the date the Company elected to become a BDC through the end of each calendar year. For the three and six months ended March 31, 2012, the Capital Gain Incentive Fee was zero. For the three and six months ended March 31, 2011, the Company accrued a Capital Gain Incentive Fee of $63 and $63, respectively.

The sum of the Income Incentive Fee and the Capital Gain Incentive Fee is the “Incentive Fee”.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As described above, the Incentive Fee will not be paid at any time if, after such payment, the cumulative Incentive Fees paid to date would be greater than 20.0% of the Company’s Cumulative Pre-Incentive Fee Net Investment Income since the effective date of the Company’s election to be treated as a BDC. Such amount, less any Incentive Fees previously paid, is referred to as the “Incentive Fee Cap.” If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the Incentive Fee calculated above, then the difference between the Incentive Fee and the Incentive Fee Cap will not be paid by GBDC and will not be received by the Investment Adviser as an Incentive Fee either at the end of such relevant period or at the end of any future period.

Administration Agreement:   GBDC has also entered into the Administration Agreement. Under the Administration Agreement, the Administrator furnishes GBDC with office facilities and equipment, provides GBDC with clerical, bookkeeping and record keeping services at such facilities and provides GBDC with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct GBDC’s day-to-day operations. GBDC reimburses the Administrator the allocable portion (subject to the review and approval of the Board) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and GBDC’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. As permitted by the Administration Agreement, beginning January 1, 2012, the Administrator began charging the allocable portion of the cost of the Company’s chief compliance officer and chief financial officer and their respective staffs to the Company. The Board reviews such expenses to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides on the Company’s behalf significant managerial assistance to those portfolio companies to which GBDC is required to provide such assistance and will be paid an additional amount based on the services provided, not to exceed the amount GBDC receives from such portfolio companies.

Included in accounts payable and accrued expenses is $455 and $226 as of March 31, 2012 and September 30, 2011, respectively, for accrued allocated shared services under the Administration Agreement. The administrative service fee expense under the Administration Agreement for the three and six months ended March 31, 2012 was $455 and $718, respectively. The administrative service fee expense under the Administration Agreement for the three and six months ended March 31, 2011 was $214 and $387, respectively.

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

Total expenses reimbursed to the Investment Manager during the three and six months ended March 31, 2012 were $92 and $199, respectively. Total expenses reimbursed to the Investment Manager during the three and six months ended March 31, 2011 were $67 and $198, respectively.

As of March 31, 2012 and September 30, 2011, included in accounts payable and accrued expenses were $83 and $65, respectively, for accrued expenses paid on behalf of the Company by the Investment Manager.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments

Investments consisted of the following:

	March 31, 2012			September 30, 2011
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$233,227	$229,042	$225,909	$212,725	$209,729	$203,831
One stop	252,091	248,133	251,117	178,854	176,393	177,880
Second lien(1)	46,235	44,578	45,673	21,922	21,531	21,922
Subordinated debt	73,402	72,117	73,271	46,804	45,888	46,804
Equity	N/A	17,752	17,827	N/A	9,420	9,390
Derivative instruments(2)	N/A	-	1,798	N/A	-	(1,986)
Total	$604,955	$611,622	$615,595	$460,305	$462,961	$457,841

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

	March 31, 2012		September 30, 2011
Cost:
United States
Mid-Atlantic	$49,741	8.1%	$66,782	14.4%
Midwest	125,580	20.5	112,550	24.3
West	124,556	20.4	80,242	17.3
Southeast	168,699	27.6	89,133	19.3
Southwest	86,672	14.1	74,907	16.2
Northeast	53,584	8.8	36,599	7.9
Canada	2,790	0.5	2,748	0.6
Total	$611,622	100.0%	$462,961	100.0%

Fair Value:
United States
Mid-Atlantic	$46,362	7.6%	$66,906	14.5%
Midwest	125,734	20.5	112,534	24.5
West	126,116	20.5	78,329	17.0
Southeast	170,813	27.8	89,735	19.5
Southwest	87,961	14.3	72,467	15.8
Northeast	53,976	8.8	37,057	8.1
Canada	2,835	0.5	2,799	0.6
Total	$613,797	100.0%	$459,827	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at fair value, excluding derivative instruments, were as follows:

	March 31, 2012		September 30, 2011
Cost:
Aerospace and Defense	$2,516	0.4%	$2,513	0.5%
Automobile	21,283	3.5	8,255	1.8
Banking	1,237	0.2	1,237	0.3
Beverage, Food and Tobacco	43,142	7.1	31,467	6.8
Buildings and Real Estate	12,945	2.1	24,522	5.3
Cargo Transport	1,934	0.3	2,137	0.4
Chemicals, Plastics and Rubber	5,445	0.9	13,868	3.0
Containers, Packaging and Glass	4,521	0.7	4,725	1.0
Diversified Conglomerate Manufacturing	36,661	6.0	28,550	6.2
Diversified Conglomerate Service	91,177	14.9	50,904	11.0
Diversified Natural Resources, Precious Metals and Minerals	4,576	0.7	4,753	1.0
Electronics	61,410	10.0	36,293	7.8
Farming and Agriculture	2,857	0.5	2,931	0.6
Finance	7,096	1.2	7,145	1.5
Healthcare, Education and Childcare	106,181	17.4	88,436	19.1
Home and Office Furnishings, Housewares, and Durable Consumer	10,930	1.8	11,490	2.5
Leisure, Amusement, Motion Pictures and Entertainment	27,361	4.5	22,772	4.9
Oil and Gas	-	-	16,460	3.6
Personal and Non-Durable Consumer Products	22,313	3.6	22,752	4.9
Personal, Food and Miscellaneous Services	37,807	6.2	19,247	4.2
Personal Transportation	10,728	1.8	-	-
Printing and Publishing	14,080	2.3	14,643	3.2
Retail Stores	77,128	12.6	43,454	9.4
Telecommunications	3,136	0.5	4,407	1.0
Utilities	5,158	0.8	-	-
Total	$611,622	100.0%	$462,961	100.0%

Fair Value:
Aerospace and Defense	$2,664	0.4%	$2,664	0.6%
Automobile	21,443	3.5	8,096	1.8
Banking	408	0.1	928	0.2
Beverage, Food and Tobacco	43,497	7.1	31,790	6.9
Buildings and Real Estate	12,159	2.0	20,924	4.6
Cargo Transport	1,919	0.3	2,102	0.5
Chemicals, Plastics and Rubber	5,574	0.9	13,990	3.0
Containers, Packaging and Glass	4,587	0.7	4,803	1.0
Diversified Conglomerate Manufacturing	36,954	6.0	28,335	6.2
Diversified Conglomerate Service	92,359	15.0	51,332	11.2
Diversified Natural Resources, Precious Metals and Minerals	4,713	0.8	4,881	1.1
Electronics	62,572	10.2	36,614	8.0
Farming and Agriculture	2,893	0.5	2,972	0.6
Finance	3,398	0.6	6,784	1.5
Healthcare, Education and Childcare	107,421	17.5	86,523	18.8
Home and Office Furnishings, Housewares, and Durable Consumer	10,986	1.8	11,536	2.5
Leisure, Amusement, Motion Pictures and Entertainment	28,078	4.6	23,178	5.0
Oil and Gas	-	-	16,737	3.6
Personal and Non-Durable Consumer Products	22,421	3.7	22,880	5.0
Personal, Food and Miscellaneous Services	38,080	6.2	19,377	4.2
Personal Transportation	11,021	1.8	-	-
Printing and Publishing	14,279	2.3	14,875	3.2
Retail Stores	78,159	12.7	44,153	9.6
Telecommunications	3,054	0.5	4,353	0.9
Utilities	5,158	0.8	-	-
Total	$613,797	100.0%	$459,827	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5. Fair Value Measurements

The Company follows ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or labiality as of the measurement date. The three levels are defined as follows:

Level 1:   Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2:   Inputs include quoted prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.

Level 3:   Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among level 1, 2 and 3 investments during the 6 months ended March 31, 2012 and 2011. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Cash and cash equivalents held at large financial institutions and futures contracts that are valued based on quoted market prices in active markets are categorized in Level 1 of the fair value hierarchy. All other assets and liabilities as of March 31, 2012 and September 30, 2011 were valued using Level 3 inputs of the fair value hierarchy. Level 1 assets and liabilities are valued using quoted market prices. Level 2 assets and liabilities are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 assets and liabilities are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuation of debt and equity securities without readily available market quotations subject to review by an independent valuation firm.

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

Fair value of the Company’s debt is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the consolidated statements of financial condition due to their short maturity.

Due to the inherent uncertainty of determining the fair value of Level 3 assets and liabilities that do not have a readily available market value, the fair value of the assets and liabilities may differ significantly from the values that would have been used had a ready market existed for such assets and liabilities and may differ materially from the values that may ultimately be received or settled. Further, such assets and liabilities are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company may realize significantly less than the value at which such investment had previously been recorded.

The Company’s investments, borrowings and derivatives are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments, borrowings and derivatives are traded.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents fair value measurements of the Company’s investments and derivative instruments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

As of March 31, 2012:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$595,970	$595,970
Equity investments(1)	-	-	17,827	17,827
Derivative instruments(2)	318	-	1,480	1,798
Cash and cash equivalents	72,646	-	-	72,646
	$72,964	$-	$615,277	$688,241

As of September 30, 2011:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$450,437	$450,437
Equity investments(1)	-	-	9,390	9,390
Derivative instruments(2)	(141)	-	(1,845)	(1,986)
Cash and cash equivalents	69,766	-	-	69,766
	$69,625	$-	$457,982	$527,607

(1) Refer to the consolidated schedule of investments for further details.

(2) Derivatives include futures contracts and the TRS. Refer to Note 7 for additional disclosures.

The net change in unrealized appreciation for the three and six months ended March 31, 2012 reported within the net change in unrealized appreciation (depreciation) on investments and the net change in unrealized appreciation (depreciation) on derivative instruments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets was $5,902 and $7,700, respectively. The net change in unrealized depreciation attributable to the Company’s Level 3 assets for the three and six months ended March 31, 2011 was $(354) and $(501), respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs:

	Six months ended March 31, 2012
	Debt Investments	Equity Investments	Derivative instruments(1)	Total

Fair value, beginning of period	$450,437	$9,390	$(1,845)	$457,982

Net change in unrealized appreciation (depreciation) on investments and derivative instruments	4,271	104	3,325	7,700
Realized (loss) gain on investments and derivative instruments	(4,933)	1	1,591	(3,341)
Fundings of revolving loans, net	1,014	-	-	1,014
Fundings of investments	229,209	8,398	-	237,607
Proceeds from principal payments and sales of portfolio investments	(86,408)	(66)	-	(86,474)
Proceeds from derivative instruments(1)	-	-	(1,591)	(1,591)
Amortization of discount and premium	2,380	-	-	2,380

Fair value, end of period	$595,970	$17,827	$1,480	$615,277

(1) Refer to Note 7 for additional disclosures.

The following table presents quantitative information about the significant unobservable inputs of the Company’s level 3 investments as of March 31, 2012:

Quantitative information about Level 3 Fair Value Measurements
	Fair value at March 31, 2012(4)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior secured loans(1)(2)	$191,478	Market comparable companies	EBITDA multiples	5.0 - 13.5 (8.1)
		Market rate approach	market interest rate	3.24% - 15.75% (7.5%)

One stop loans	$251,117	Market comparable companies	EBITDA multiples	4.4 - 12.5 (8.4)
		Market rate approach	market interest rate	5.2% - 14.8% (8.8%)

Subordinated and second lien loans(3)	$106,980	Market comparable companies	EBITDA multiples	6.3 - 11.0 (8.5)
		Market rate approach	market interest rate	8.2% - 21.0% (13.2%)

Equity securities	$17,827	Market comparable companies	EBITDA multiples	5.5 - 12.5 (9.0)

(1) Excludes $31,630 of loans at fair value, which the Company values using indicative bid and ask prices provided by an independent third party pricing service.

(2) Excludes $2,801 of non-accrual loans at fair value. These loans were valued on a liquidation basis.

(3) Excludes $11,964 of loans at fair value, which the Company values using indicative bid and ask prices provided by an independent third party pricing service.

(4) Excludes the fair value of the TRS, which the Company values using indicative bid and ask prices provided by an independent third party pricing service.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples and market interest rates. The Company uses EBITDA multiples on its loans and equity securities to determine any credit gains or losses. Significant increases or decreases in either of these inputs in isolation would result in a significantly lower or higher fair value measurement. The Company uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield is significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan may be lower.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt liabilities as of March 31, 2012 and September 30, 2011.

	As of March 31, 2012		As of September 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt	$331,700	$335,897	$237,683	$240,373

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. For purposes of compliance with the asset coverage ratio test, the Company has agreed with the Staff of the SEC to treat the outstanding notional amount of the TRS, less the amount of cash collateral on deposit with the custodian under the TRS, as a senior security for the life of that instrument. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the Staff of the SEC. As of March 31, 2012, the Company’s asset coverage for borrowed amounts was 235.3%.

Debt Securitization:  On July 16, 2010, the Company completed a $300,000 term debt securitization (“Debt Securitization”). The notes (“Notes”) offered in the Debt Securitization were issued by Golub Capital BDC 2010-1 LLC (the “Issuer”), a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A Notes and Class B Notes are secured by the assets held by the Issuer. The Debt Securitization was executed through a private placement of $174,000 of Aaa/AAA Class A Notes of the Issuer which bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 2.40%. The $10,000 face amount of Class B Notes bears interest at a rate of three-month LIBOR plus 2.40%, and the $116,000 face amount of Subordinated Notes does not bear interest. The Class A Notes are included in the March 31, 2012 and September 30, 2011 consolidated statements of financial condition. In partial consideration for the loans transferred to the Issuer as part of the Debt Securitization, Holdings retained all of the Class B and Subordinated Notes totaling $10,000 and $116,000, respectively, and all of the membership interests in the Issuer, which Holdings initially purchased for two hundred and fifty dollars.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of March 31, 2012 and September 30, 2011, there were 81 and 79 portfolio companies with a total fair value of $293,065 and $284,288, respectively, securing the Notes. The pool of loans in the Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the Debt Securitization is based on three-month LIBOR, which as of March 31, 2012 was 0.5%. For the three and six months ended March 31, 2012, the effective annualized average interest rate, which includes amortization of debt issuance costs on the Debt Securitization, was 3.3% and 3.3%, respectively. For the three and six months ended March 31, 2012, interest expense was $1,288 and $2,523, respectively.  Cash paid for interest during the three and six months ended March 31, 2012 was $1,249 and $2,427, respectively. For the three and six months ended March 31, 2011, the effective annualized average interest rate, which includes amortization of debt issuance costs on the Debt Securitization, was 3.2% and 3.4%, respectively.  For the three and six months ended March 31, 2011, interest expense was $1,216 and $2,610, respectively.  Cash paid for interest during the three and six months ended March 31, 2011 was $2,849 and $2,849, respectively.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225,000. An affiliate of the Investment Adviser manages another SBIC. As such, it is possible that GC SBIC IV, L.P. will be constrained in its ability to issue SBA-guaranteed debentures in the future if the other affiliated SBIC has already issued such debentures. As of March 31, 2012, the affiliated SBIC licensee had $90,720 of SBA-guaranteed debentures outstanding, while GC SBIC IV, L.P. had $123,500 of outstanding SBA-guaranteed debentures. This leaves incremental borrowing capacity of a maximum of $10,780 of SBA-guaranteed debentures for GC SBIC IV, L.P. and the affiliated SBIC licensee. As of September 30, 2011, GC SBIC IV, L.P. had $61,300 of outstanding SBA-guaranteed debentures. Unless specifically approved by the SBA, the other licensee was prohibited by the SBA from making certain new investments when GC SBIC IV, L.P. received its license on August 24, 2010. The affiliated SBIC licensee is limited to only making add-on investments in existing portfolio companies. As such, the majority of the incremental borrowing capacity is available for GC SBIC IV, L.P. The borrowing capacity of GC SBIC IV, L.P. could be expanded further if the affiliated SBIC retires its SBA-guaranteed debentures.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

GC SBIC IV, L.P. is able to borrow funds from the SBA against regulatory capital that is paid-in, subject to customary regulatory requirements including an examination by the SBA. As of March 31, 2012, the Company had committed and funded $66,000 to GC SBIC IV, L.P. and had SBA-guaranteed debentures of $123,500 outstanding which mature between March 2021 and March 2022. The interest rate on $100,000 of outstanding debentures was fixed at an average annualized interest rate of 3.5%. The annualized interim financing rate on the remaining $23,500 of outstanding debentures was 1.8%. For the three and six months ended March 31, 2012, the effective annualized average interest rate, which includes amortization of fees paid on the debentures, was 3.2% and 3.3%, respectively. For the three and six months ended March 31, 2012, interest expense was $702 and $1,330, respectively.  Cash paid for interest during the three and six months ended March 31, 2012 was $1,210 and $1,210, respectively. For the three and six months ended March 31, 2011, the effective annualized average interest rate, which includes amortization of fees paid on the debentures, was 1.9% and 1.8%, respectively.  For the three and six months ended March 31, 2011, interest expense was $57 and $71, respectively.  Cash paid for interest during the three and six months ended March 31, 2011 was $64 and $64, respectively.

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

Under the Credit Facility, which matures on October 21, 2015, the lender has agreed to extend credit to Funding in an aggregate principal amount of $75,000. Funding’s ability to draw under the Credit Facility is scheduled to terminate on October 20, 2012. The period from the closing date until October 20, 2012 is referred to as the reinvestment period. All amounts outstanding under the Credit Facility are required to be repaid by October 21, 2015. Through the reinvestment period, the Credit Facility bears interest at one-month LIBOR plus 2.25% per annum. After the reinvestment period, the rate will reset to LIBOR plus 2.75% per annum for the remaining term of the Credit Facility. In addition to the stated interest expense on the Credit Facility, the Company is required to pay a fee of 0.50% per annum on any unused portion of the Credit Facility up to $30,000 and 2.00% on any unused portion in excess of $30,000. The Credit Facility is secured by all of the assets held by Funding, and the Company has pledged its interests in Funding as collateral to Wells Fargo Bank, N.A., as the collateral agent, under an ancillary agreement to secure the obligations of the Company as the transferor and servicer under the Credit Facility. Both the Company and Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Credit Facility is subject to the leverage restrictions contained in the 1940 Act.

The Company plans to transfer certain loans and debt securities it has originated or acquired from time to time to Funding through a purchase and sale agreement and may cause Funding to originate or acquire loans in the future, consistent with the Company’s investment objectives.

As of March 31, 2012 and September 30, 2011, the Company had outstanding debt under the Credit Facility of $34,200 and $2,383, respectively. For the three and six months ended March 31, 2012, the Company had borrowings on the Credit Facility of $34,200 and $69,717, respectively, and repayments on the Credit Facility of $37,900 and $37,900, respectively. For the three and six months ended March 31, 2012, the effective annualized average interest rate on outstanding borrowings, which includes amortization of debt financing costs, was 3.0% and 3.0%, respectively. For the three and six months ended March 31, 2012, interest expense was $233 and $397, respectively.  Cash paid for interest during the three and six months ended March 31, 2012 was $244 and $369, respectively.

The average total debt outstanding (including the debt under the Debt Securitization, SBA debentures and Credit Facility) for the three and six months ended March 31, 2012 was $301,108 and $287,205, respectively. The average total debt outstanding (including the debt under the Debt Securitization, SBA debentures and Credit Facility) for the three and six months ended March 31, 2011 was $194,000 and $186,640, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2012, the effective annualized average interest rate on the Company’s total debt outstanding was 3.4% and 3.4%, respectively. For the three and six months ended March 31, 2011, the effective annualized average interest rate on the Company’s total debt outstanding was 3.0% and 3.3%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2012 is as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt Securitization	$174,000	$-	$-	$-	$174,000
SBA debentures	123,500	-	-	-	123,500
Credit Facility	34,200	-	-	34,200	-
Total borrowings	$331,700	$-	$-	$34,200	$297,500

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Derivative Instruments

The following table summarizes the fair value and location of the Company’s derivative instruments on the consolidated statements of financial condition:

		March 31, 2012	September 30, 2011
	Location	Fair Value	Fair Value
Futures Contracts	Unrealized appreciation (depreciation) on derivative instruments	$318	$(141)

TRS	Unrealized appreciation (depreciation) on derivative instruments	1,480	(1,845)

Total		$1,798	$(1,986)

Realized and unrealized gains and losses on derivative instruments recorded by the Company for the three and six months ended March 31, 2012 are in the following location on the consolidated statements of operations:

		Three months ended	Six months ended		Three months ended	Six months ended
		March 31, 2012	March 31, 2012		March 31, 2012	March 31, 2012
	Location	Realized Gain (Loss)		Location	Unrealized Gain (Loss)
Futures Contracts	Net realized gain (loss) on derivative instruments	$(231)	$(603)	Net change in unrealized appreciation (depreciation) on derivative instruments	$557	$459

TRS	Net realized gain (loss) on derivative instruments	955	1,591	Net change in unrealized appreciation (depreciation) on derivative instruments	1,870	3,325
		$724	$988		$2,427	$3,784

The Company did not have derivative investments during the three and six months ended March 31, 2011.

Futures contracts:   The Company has entered into ten-year U.S. Treasury futures contracts to mitigate its exposure to adverse fluctuation in interest rates related to the Company’s SBA debentures with a total notional amount of $25,000 as March 31, 2012. The interest rate on the Company’s SBA debentures is fixed semi-annually (each, a “pooling date”) and is based on the ten-year U.S. Treasury rate plus a market spread. The futures contracts insulate the Company against adverse changes in the ten-year U.S. Treasury rate for SBA debentures that the Company has drawn but for which the rate will not be fixed until the next pooling date. As of March 31, 2012, the Company’s cash collateral balance at the broker was $897, which is included in cash collateral on deposit with custodian on the consolidated statements of financial condition.

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

For the three and six months ended March 31, 2012, the realized loss on settlement of futures contracts was $(231) and $(603), respectively, and the change in unrealized appreciation related to the futures contracts was $557 and $459, respectively. As of March 31, 2012 and September 30, 2011, the fair value of the futures contracts was $318 and $(141), respectively. The futures contracts mature in June 2012. The total volume of futures contracts that the Company entered into for the three and six months ended March 31, 2012 was two hundred and fifty and five hundred, respectively.

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

As of March 31, 2012, the fair value of the TRS was $1,480, comprised of spread interest income of $972, realized gains of $134 on the referenced loans, and an unrealized gain on the referenced loans of $374. As of September 30, 2011, the fair value of the TRS was $(1,845), comprised of spread interest income of $591 and an unrealized loss on the referenced loans of $(2,436). The change in the fair value of the TRS was $1,870 and $3,325 for the three and six months ended March 31, 2012, respectively. Realized gains on the TRS for the three months ended March 31, 2012 were $955, which consisted of spread interest income of $923 and a realized gain of $32 on the referenced loans. Realized gains on the TRS for the six months ended March 31, 2012 were $1,591, which consisted of spread interest income of $1,570 and a realized gain of $21 on the referenced loans.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of March 31, 2012 and September 30, 2011, the TRS had a portfolio with a cost basis of $89,117 and $97,485, an unfunded commitment of zero and $163 and a notional value of $89,117 and $97,648, respectively. As of March 31, 2012 and September 30, 2011, through GCMF, the Company recorded cash collateral on deposit with custodian in the amount of $19,912 and $19,662, respectively, which represented collateral held at Citibank.

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

The Moody’s weighted average rating of the referenced portfolio of loans within the TRS was B1 at March 31, 2012.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the portfolio of loans held by the TRS as of March 31, 2012:

Reference Asset	Industry	Interest Rate	Maturity Date	Par	Cost	Fair Value
Ashland Inc.	Chemicals, Plastics and Rubber	L + 2.75%	08/2018	$4,973	$4,961	$4,972
Autoparts Holdings Ltd.	Automobile	L + 5.00%	07/2017	597	594	600
Barbri, Inc.	Healthcare, Education and Childcare	L + 4.50%	06/2017	3,200	3,168	3,168
Blackboard Inc.	Diversified Conglomerate Manufacturing	L + 6.00%	09/2018	4,988	4,589	4,956
Bojangles Holdings	Retail Stores	L + 6.50%	08/2017	4,895	4,797	4,882
Brickman Group	Farming and Agriculture	L + 5.50%	10/2016	992	978	1,001
California Pizza Kitchen, Inc.	Personal, Food and Miscellaneous Services	L + 5.50%	07/2017	3,980	3,920	3,925
Charter Communications Operating LLC	Telecommunications	L + 3.25%	09/2016	2,970	2,960	2,953
CHI Overhead Doors Inc.	Buildings and Real Estate	L + 5.75%	08/2017	2,189	2,145	2,158
The Container Store, Inc.	Retail Stores	L + 3.00%	08/2014	6,483	6,325	6,094
Del Monte Foods Company	Beverage, Food and Tobacco	L + 3.00%	03/2018	2,978	2,976	2,932
Dole Food Company, Inc.	Beverage, Food and Tobacco	L + 3.75%	07/2018	556	552	558
The Endurance International Group, Inc.	Electronics	L + 6.25%	12/2017	1,696	1,662	1,696
Fibertech Networks	Telecommunications	L + 5.00%	11/2016	1,985	1,970	1,985
HCA Inc.	Healthcare, Education and Childcare	L + 3.25%	03/2017	3,000	2,964	2,942
Health Management Associates, Inc.	Healthcare, Education and Childcare	L + 3.50%	11/2018	2,544	2,518	2,522
J Crew Group, Inc.	Retail Stores	L + 3.50%	03/2018	2,978	2,845	2,922
Jetro Holdings	Grocery	L + 2.25%	07/2014	2,799	2,751	2,800
Melissa and Doug LLC	Leisure, Amusement, Motion Pictures, Entertainment	L + 5.00%	12/2016	1,260	1,267	1,251
Mercury Payment Systems, LLC	Finance	L + 4.00%	07/2017	1,588	1,572	1,594
MetroPCS Wireless, Inc.	Telecommunications	L + 3.75%	03/2018	1,980	1,984	1,959
Mobilitie Investments II, LLC	Telecommunications	L + 4.00%	06/2017	3,573	3,555	3,510
NBTY, Inc.	Personal and Non Durable Consumer Products	L + 3.25%	10/2017	2,591	2,592	2,591
Nuveen Investments, Inc.	Finance	L + 3.00%	11/2014	1,922	1,903	1,922
Nuveen Investments, Inc.	Finance	L + 5.25%	05/2017	2,000	1,850	1,996
RPI Finance Trust	Healthcare, Education and Childcare	L + 3.00%	05/2018	2,779	2,765	2,775
SNL Financial LC	Finance	L + 7.00%	08/2018	2,145	2,081	2,140
Solvest LTD	Beverage, Food and Tobacco	L + 3.75%	07/2018	994	988	999
Sotera Defense Solutions, Inc.	Aerospace and Defense	L + 5.50%	04/2017	1,985	1,955	1,955
Styron S.A.R.L.	Chemicals, Plastics and Rubber	L + 4.50%	08/2017	2,969	2,918	2,709
Terex Corporation	Machinery	L + 4.00%	04/2017	1,194	1,188	1,202
Universal Health Services	Healthcare, Education and Childcare	L + 2.75%	11/2016	1,508	1,515	1,505
Univision Communications Inc.	Broadcasting and Entertainment	L + 4.25%	03/2017	2,000	1,900	1,854
U.S. Security Associates Holdings, Inc.	Diversified Conglomerate Manufacturing	L + 4.75%	08/2017	163	161	162
U.S. Security Associates Holdings, Inc.	Diversified Conglomerate Manufacturing	L + 4.75%	08/2017	1,431	1,420	1,428
Valitas Health Services, Inc.	Healthcare, Education and Childcare	L + 4.50%	06/2017	1,489	1,452	1,470
Warner Chilcott Company LLC	Healthcare, Education and Childcare	L + 3.25%	03/2018	141	141	141
Warner Chilcott Corporation	Healthcare, Education and Childcare	L + 3.25%	03/2018	283	283	282
Water Pik, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer	L + 5.25%	08/2017	2,786	2,758	2,786
WC Luxco Sarl	Healthcare, Education and Childcare	L + 3.25%	03/2018	194	194	194

Total				$90,778	$89,117	$89,491

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the portfolio of loans held by the TRS as of September 30, 2011:

Reference Asset	Industry	Interest Rate	Maturity Date	Par	Cost	Fair Value
Ashland Inc.	Chemicals, Plastics and Rubber	L + 2.75%	08/2018	$5,000	$4,987	$4,956
Autoparts Holdings Ltd.	Automobile	L + 5.00%	07/2017	600	597	597
Barbri, Inc.	Healthcare, Education and Childcare	L + 4.50%	06/2017	3,200	3,168	3,126
Blackboard Inc.	Diversified Conglomerate Manufacturing	L + 6.00%	09/2018	5,000	4,600	4,638
Bojangles Holdings	Retail Stores	L + 6.50%	08/2017	5,000	4,900	4,875
Brickman Group	Farming and Agriculture	L + 5.50%	10/2016	997	983	980
California Pizza Kitchen, Inc.	Personal, Food and Miscellaneous Services	L + 5.50%	07/2017	3,990	3,930	3,920
Charter Communications Operating LLC	Telecommunications	L + 3.25%	09/2016	2,985	2,975	2,880
CHI Overhead Doors Inc.	Buildings and Real Estate	L + 5.75%	08/2017	2,200	2,156	2,156
The Container Store, Inc.	Retail Stores	L + 3.00%	08/2014	6,501	6,342	6,110
Del Monte Foods Company	Beverage, Food and Tobacco	L + 3.00%	03/2018	2,993	2,990	2,776
Dole Food Company, Inc.	Beverage, Food and Tobacco	L + 3.75%	07/2018	559	554	549
Fibertech Networks	Telecommunications	L + 5.00%	11/2016	2,000	1,985	1,955
Focus Brands	Personal, Food and Miscellaneous Services	L + 4.00%	11/2016	4,129	4,160	4,077
HCA Inc.	Healthcare, Education and Childcare	L + 3.25%	03/2017	3,000	2,964	2,818
J Crew Group, Inc.	Retail Stores	L + 3.50%	03/2018	2,993	2,860	2,653
Jetro Holdings	Grocery	L + 2.25%	07/2014	2,799	2,751	2,708
Melissa and Doug LLC	Leisure, Amusement, Motion Pictures, Entertainment	L + 5.00%	12/2016	1,292	1,300	1,270
Mercury Payment Systems, LLC	Finance	L + 5.00%	07/2017	1,596	1,580	1,580
MetroPCS Wireless, Inc.	Telecommunications	L + 3.75%	03/2018	1,990	1,994	1,903
Mobilitie Investments II, LLC	Telecommunications	L + 4.00%	06/2017	3,591	3,573	3,465
NBTY, Inc.	Personal and Non Durable Consumer Products	L + 3.25%	10/2017	2,985	2,987	2,887
Nuveen Investments, Inc.	Finance	L + 3.00%	11/2014	1,922	1,903	1,754
Nuveen Investments, Inc.	Finance	L + 5.50%	05/2017	2,000	1,850	1,847
Protection One	Diversified Conglomerate Service	L + 4.25%	06/2016	2,747	2,749	2,685
Rally Parts LLC	Personal Transportation	L + 5.50%	12/2013	1,836	1,800	1,732
Rally Parts LLC	Personal Transportation	L + 5.50%	12/2013	1,920	1,824	1,811
RPI Finance Trust	Healthcare, Education and Childcare	L + 3.00%	05/2018	2,793	2,779	2,764
SNL Financial LC	Finance	L + 7.00%	08/2018	2,200	2,134	2,162
Solvest LTD	Beverage, Food and Tobacco	L + 3.75%	07/2018	1,037	1,030	1,020
Sotera Defense Solutions, Inc.	Aerospace and Defense	L + 5.50%	04/2017	2,000	1,970	1,940
Springboard Finance, LLC	Telecommunications	L + 5.00%	02/2015	1,858	1,871	1,846
Styron S.A.R.L.	Chemicals, Plastics and Rubber	L + 4.50%	08/2017	2,985	2,933	2,681
Terex Corporation	Machinery	L + 4.00%	04/2017	1,200	1,194	1,176
Universal Health Services	Healthcare, Education and Childcare	L + 3.00%	11/2016	1,526	1,533	1,478
Univision Communications Inc.	Broadcasting and Entertainment	L + 4.25%	03/2017	2,000	1,900	1,678
U.S. Security Associates Holdings, Inc.	Diversified Conglomerate Manufacturing	L + 4.75%	08/2017	-	(2)	(5)
U.S. Security Associates Holdings, Inc.	Diversified Conglomerate Manufacturing	L + 4.75%	08/2017	837	829	810
Valitas Health Services, Inc.	Healthcare, Education and Childcare	L + 4.50%	06/2017	1,496	1,459	1,444
Warner Chilcott Company LLC	Healthcare, Education and Childcare	L + 3.25%	03/2018	142	142	138
Warner Chilcott Corporation	Healthcare, Education and Childcare	L + 3.25%	03/2018	284	284	276
Water Pik, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer	L + 5.25%	08/2017	2,800	2,772	2,744
WC Luxco Sarl	Healthcare, Education and Childcare	L + 3.25%	03/2018	195	195	190

Total				$99,178	$97,485	$95,050

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8. Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $57,107 and $49,449 under various undrawn revolvers and other credit facilities as of March 31, 2012 and September 30, 2011, respectively.

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

Concentration of credit and counterparty risk:   Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company is engaged in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on its derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
	2012	2011
Per share data(1):
Net asset value at beginning of period	$14.56	$14.71
Net increase in net assets as a result of public offering	0.03	-
Costs related to public offering	(0.03)	-
Dividends and distributions declared	(0.64)	(0.63)
Net investment income	0.59	0.59
Net realized (loss) gain on investments	(0.22)	0.11
Net realized gain (loss) on derivative instruments	0.04	-
Net change in unrealized appreciation (depreciation) on investments	0.19	(0.03)
Net change in unrealized appreciation (depreciation) on derivative instruments	0.17	-
Net asset value at end of period	$14.69	$14.75

Per share market value at end of period	$15.27	$15.78
Total return based on market value(2)	7.14%	7.25%
Total return based on average net asset value*	10.43%	8.99%
Shares outstanding at end of period	25,639,371	17,755,976

Ratios/Supplemental Data:

Ratio of expenses (without incentive fees) to average net assets*	6.56%	5.64%
Ratio of incentive fees to average net assets*(3)	1.39%	0.31%
Ratio of total expenses to average net assets*(3)	7.95%	5.95%
Ratio of net investment income to average net assets*	7.93%	7.91%

Net assets at end of period	$376,725	$261,977
Average debt outstanding	$287,205	$186,640
Average debt outstanding per share	$11.20	$10.51
Portfolio turnover*	31.91%	60.76%

* Annualized for a period less than one year.

(1) Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2) Total return based on market value assumes dividends are reinvested.

(3) During the six months ended March 31, 2012, the Investment Adviser irrevocably waived $647 of incentive fees attributable to the TRS. Had the Investment Advisor not waived these fees, the annualized ratio of incentive fees to average net assets and the annualized ratio of total expenses to average net assets would have been 1.77% and 8.32%, respectively, for the six months ended March 31, 2012.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2012 and 2011:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Earnings available to stockholders	$11,431	$5,876	$17,621	$11,838
Basic and diluted weighted average shares outstanding	24,059,623	17,738,395	22,890,820	17,725,418
Basic and diluted earnings per share	$0.48	$0.33	$0.77	$0.67

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during the three and six months ended March 31, 2012 and 2011.

			Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

Six months ended March 31, 2011
12/08/2010	12/20/2010	12/30/2010	$0.31	$5,028	25,753	$462
2/8/2011	3/18/2011	3/30/2011	$0.32	$5,375	17,779	$303

Six months ended March 31, 2012
12/07/2011	12/19/2011	12/29/2011	$0.32	$6,580	25,052	$1,180
2/2/2012	3/16/2012	3/29/2012	$0.32	$7,381	55,416	$805

Note 12. Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and has determined that there are no subsequent events that require disclosure except for the following:

On April 11, 2012, GCMF terminated the TRS that it had entered into with Citibank. Upon termination of the TRS, the Company recorded a realized gain of $2,262, which consisted of spread interest income of $1,064 and a realized gain of $1,198 million on the referenced loans. The Company received $19,912 of cash collateral that had secured the obligations to Citibank under the TRS, and the Company will receive the cash proceeds from the gain recognized on the sale of loans and spread interest income in June 2012. The Company intends to use the proceeds from the termination of the TRS to fund new middle-market debt and equity investments.

On May 1, 2012, the Company’s Board declared a quarterly distribution of $0.32 per share payable on June 29, 2012 to holders of record as of June 15, 2012.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with our investment adviser, GC Advisors LLC, or GC Advisors, and other affiliates of Golub Capital Incorporated and Golub Capital LLC (formerly Golub Capital Management LLC), collectively, Golub Capital;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;
•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;
•	the effect of changes to tax legislation and our tax position; and
•	our pro forma asset coverage for borrowed amounts.

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

You should understand that, under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended, and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to this quarterly report on Form 10-Q.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in November 2009 to continue and expand the business of our predecessor, Golub Capital Master Funding LLC, or GCMF, which commenced operations in July 2007, in making investments in senior secured, one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), mezzanine (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment), second lien loans and equity securities of middle-market companies that are, in most cases, sponsored by private equity firms.

Our shares are currently listed on The NASDAQ Global Select Market under the symbol “GBDC”.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $5.0 billion in capital under management as of March 31, 2012, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

We seek to create a diverse portfolio that includes senior secured, one stop, mezzanine and second lien loans and warrants and minority equity securities by investing approximately $5 to $25 million of capital, on average, in the securities of middle-market companies. We may also selectively invest more than $25 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

As of March 31, 2012, our portfolio at fair value was comprised of 36.8% senior secured loans, 40.9% one stop loans, 7.5% second lien loans, 11.9% mezzanine loans and 2.9% equity securities. As of September 30, 2011, our portfolio at fair value was comprised of 44.3% senior secured loans, 38.7% one stop loans, 4.8% second lien loans, 10.2% mezzanine loans and 2.0% equity securities.

As of March 31, 2012 and September 30, 2011, we had debt investments in 109 and 103 portfolio companies, respectively. For the three and six months ended March 31, 2012, our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield of 9.6% and 9.4% and a weighted average annualized investment income (which includes interest income and amortization of fees and discounts) yield of 10.5% and 10.4%, respectively. For the three and six months ended March 31, 2011, our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield of 8.3% and 8.3% and a weighted average annualized investment income (which includes interest income and amortization of fees and discounts) yield of 9.9% and 10.3%, respectively.

Revenues: We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, mezzanine or second lien loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as interest income. When we receive partial principal payments on a loan in an amount that exceeds its amortized cost, we record the excess principal payment as interest income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

GC Advisors, as collateral manager for Golub Capital BDC 2010-1 LLC, or the Securitization Issuer, under the collateral management agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the Securitization Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. This fee, which is less than the management fee payable under the Investment Advisory Agreement, is paid directly by the Securitization Issuer to GC Advisors and offset against such management fee. Accordingly, the 1.375% management fee paid by us to GC Advisors under the Investment Advisory Agreement on all of our assets, including those indirectly held through the Securitization Issuer, is reduced, on a dollar-for-dollar basis, by an amount equal to such 0.35% fee paid to GC Advisors by the Securitization Issuer. The term “collection period” refers to a quarterly period running from the day after the end of the prior collection period to the fifth business day of the calendar month in which a payment date occurs. This fee may be waived by the collateral manager. The collateral management agreement does not include any incentive fee payable to GC Advisors. In addition, the Securitization Issuer paid Wells Fargo Securities, LLC a structuring and placement fee for its services in connection with the initial structuring of a $300 million term debt securitization, or the Debt Securitization. The Securitization Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports and providing required services in connection with the administration of the Debt Securitization. The administrative expenses are paid by the Securitization Issuer on each payment date in two parts: (1) a component that is paid in a priority to other amounts distributed by the Securitization Issuer, subject to an administrative expense cap equal to the sum of 0.04% per annum on the adjusted principal balance of the portfolio loans and other assets held by the Securitization Issuer on the last day of the collection period relating to such payment date, plus $150,000 per annum, and (2) a component that is paid in a subordinated position relative to other amounts distributed by the Securitization Issuer, equal to any amounts that exceed the aforementioned administrative expense cap. We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

On April 11, 2012, GCMF terminated the total return swap, or TRS, that it had entered into with Citibank, N.A., or Citibank. Upon termination of the TRS, we recorded a realized gain of $2.3 million, which consisted of spread interest income of $1.1 million and a realized gain of $1.2 million on the referenced loans. We received $19.9 million of cash collateral that had secured the obligations to Citibank under the TRS, and we will receive the cash proceeds from the gain recognized on the sale of loans and spread interest income in June 2012. We intend to use the proceeds from the termination of the TRS to fund new middle-market debt and equity investments.

On May 1, 2012, our board of directors declared a quarterly distribution of $0.32 per share payable on June 29, 2012 to holders of record as of June 15, 2012.

After experiencing strong originations and net funds growth in the quarters ended March 31, 2012 and December 31, 2011, we anticipate slower originations and net funds growth in the quarter ended June 30, 2012.

Consolidated Results of Operations

Consolidated operating results for the three and six months ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31,		Variances	Six months ended March 31,		Variances
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In thousands)

Interest income	$13,062	$7,883	$5,179	$24,072	$15,067	$9,005
Income from amortization of discounts and origination fees	1,290	1,228	62	2,380	3,181	(801)
Dividend income	-	-	-	377	-	377

Total investment income	14,352	9,111	5,241	26,829	18,248	8,581

Total expenses	7,287	3,930	3,357	13,423	7,834	5,589

Net investment income	7,065	5,181	1,884	13,406	10,414	2,992
Net realized (losses) gains on investments and derivative instruments	(2,093)	1,049	(3,142)	(3,944)	1,925	(5,869)
Net change in unrealized appreciation (depreciation) on investments and derivative instruments	6,459	(354)	6,813	8,159	(501)	8,660

Net income	$11,431	$5,876	$5,555	$17,621	$11,838	$5,783

Average earning portfolio company investments, at fair value	$553,494	$373,065	$180,429	$517,562	$359,202	$158,360

Average debt outstanding	$301,108	$194,000	$107,108	$287,205	$186,640	$100,565

The results of operations for the three and six months ended March 31, 2012 and 2011 may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Interest income increased by $5.2 million from the three months ended March 31, 2011 to the three months ended March 31, 2012 and was primarily driven by an increase in the weighted average investment balance of earning investments from $373.1 million for the three months ended March 31, 2011 to $553.5 million for the three months ended March 31, 2012. To a lesser extent, the increase in interest income was driven by a higher weighted average annualized interest income yield (which excludes income resulting from amortization of fees and discounts), which increased from 8.3% for the three months ended March 31, 2011 to 9.6% for the three months ended March 31, 2012.

Interest income increased by $9.0 million from the six months ended March 31, 2011 to the six months ended March 31, 2012 and was primarily driven by an increase in the weighted average investment balance of earning investments from $359.2 million for the six months ended March 31, 2011 to $517.6 million for the six months ended March 31, 2012. To a lesser extent, the increase in interest income was driven by a higher weighted average annualized interest income yield (which excludes income resulting from amortization of fees and discounts), which increased from 8.3% for the six months ended March 31, 2011 to 9.4% for the six months ended March 31, 2012.

The increase in the yield was driven primarily by the change in asset mix of our portfolio. Higher yielding subordinated and one stop investments increased from 6.4% and 29.2%, respectively, of the total investment in portfolio companies as of March 31, 2011 to 11.9% and 40.9%, respectively, of the total investment in portfolio companies as of March 31, 2012. From March 31, 2011 to March 31, 2012, lower yielding senior secured investments decreased from 55.8% to 36.8% of the total investment in portfolio companies.

Annualized interest income yield (which excludes income resulting from amortization of fees and discounts) by security type for the three and six months ended March 31, 2012 and 2011 was as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Senior secured	7.4%	7.2%	7.4%	7.2%
One stop	8.9%	8.5%	8.8%	8.6%
Second lien(1)	11.8%	9.9%	11.3%	9.8%
Subordinated debt	14.1%	13.9%	14.0%	14.0%

(1) Second lien loans include loans structured as first lien last out term loans.

Interest rate yields increased for the three and six months ended March 31, 2012 for senior secured, one stop and second lien product categories, primarily due to increased pricing on new originations for these product types from pricing for the three and six months ended March 31, 2011. Interest rate yields on fixed rate subordinated debt remained relatively flat as pricing on new originations remained relatively flat the past two quarters. For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Income from the amortization of discounts and origination fees increased by $0.1 million from the three months ended March 31, 2011 to the three months ended March 31, 2012. Income from the amortization of discounts and origination fees decreased by $0.8 million from the six months ended March 31, 2011 to the six months ended March 31, 2012. The fluctuation in amortization of discounts and origination fees depends on the volume of payoffs and the discounts on the loans at the time of payoffs. For the six months ended March 31, 2011, the discounts and origination fees accelerated into income were larger than for the six months ended March 31, 2012.

Dividend income increased by $0.4 million from the six months ended March 31, 2011 to the six months ended March 31, 2012 as a result of dividend income received from an equity investment in a portfolio company.

Expenses

The following table summarizes our expenses:

	Three months ended March 31,		Variances	Six months ended March 31,		Variances
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In thousands)

Interest and other debt financing expenses	$2,580	$1,467	$1,113	$4,946	$3,044	$1,902
Base management fee	2,093	1,341	752	3,967	2,625	1,342
Incentive fee	1,434	221	1,213	2,344	411	1,933
Professional fees	559	491	68	1,147	1,058	89
Administrative service fee	455	214	241	718	387	331
General and administrative expenses	166	196	(30)	301	309	(8)

Total expenses	$7,287	$3,930	$3,357	$13,423	$7,834	$5,589

Interest and debt financing expenses increased from the three months ended March 31, 2011 to the three months ended March 31, 2012 primarily due to an increase in the weighted average of outstanding borrowings from $194.0 million for the three months ended March 31, 2011 to $301.1 million for the three months ended March 31, 2012. In addition to the $174.0 million of borrowings under the Debt Securitization that was outstanding for the three months ended March 31, 2012 and 2011, we increased our use of debt through our small business investment company, or SBIC, subsidiary and our revolving credit facility, or the Credit Facility, which had outstanding balances of $123.5 million and $34.2 million, respectively, as of March 31, 2012 and $20.0 million and zero, respectively, as of March 31, 2011. To a lesser extent, the increase in interest expense was also caused by an increase in the effective annualized average interest rate on our outstanding debt from 3.0% for the three months ended March 31, 2011 to 3.4% for the three months ended March 31, 2012.

Interest and debt financing expenses increased from the six months ended March 31, 2011 to the six months ended March 31, 2012 primarily due to an increase in the weighted average of outstanding borrowings from $186.6 million for the six months ended March 31, 2011 to $287.2 million for the six months ended March 31, 2012. To a lesser extent, the increase in interest expense was also caused by an increase in the effective annualized average interest rate on our outstanding debt from 3.3% for the six months ended March 31, 2011 to 3.4% for the six months ended March 31, 2012.

The base management fee and the administrative service fee primarily increased as a result of an increase in average assets and average investments from the three and six months ended March 31, 2011 to the three and six months ended March 31, 2012. Additionally, as permitted under the Administration Agreement, beginning January 1, 2012, the allocable portion of the cost of our chief compliance officer and chief financial officer and their respective staffs were charged to us, which was also partially related to the increase in the administrative service fee. These costs are permitted to be charged under the terms of the Administration Agreement but were previously being waived by GC Service.

The incentive fee increased by $1.2 million and $1.9 million from the three and six months ended March 31, 2011 to the three and six months ended March 31, 2012, respectively, as a result of the increase in pre-incentive fee net investment income.

As described in the “Net Realized and Unrealized Gains and Losses” section below, we entered into the TRS with Citibank for the purpose of gaining economic exposure to a portfolio of broadly syndicated loans. For the periods ending September 30, 2011 and prior, we had included interest spread payments, which represent the difference between the interest and fees received on the referenced assets underlying the TRS and the interest paid to Citibank on the settled notional value of the TRS, from the TRS in the capital gains component of the incentive fee calculation as this is consistent with generally accepted accounting principles in the United States of America, or GAAP, which records such payments in net realized gains/(losses) on derivative instruments in the consolidated statement of operations. However, we changed our methodology in the first fiscal quarter of fiscal year 2012 pursuant to discussions with the Staff of the SEC, resulting in the TRS interest spread payments being included in the income component of the incentive fee calculation.

For the three and six months ended March 31, 2012, we received interest spread payments from the TRS of $0.9 million and $1.6 million, respectively. For the three months ended December 31, 2011, including the interest spread payments from the TRS in the income component of the incentive fee calculation caused an increase in the incentive fee by $0.6 million. Upon reviewing the incentive fee calculation and the treatment of the interest spread payments from the TRS, GC Advisors irrevocably waived the incremental portion of the incentive fee attributable from the TRS interest spread payments for the three months ended December 31, 2011. For the three months ended March 31, 2012, the incentive fee was $1.4 million. For the six months ended March 31, 2012, after taking into account the waiver by GC Advisors, the incentive fee was $2.3 million, rather than $2.9 million. The incentive fee for the three and six months ended March 31, 2011 was $0.2 million and $0.4 million, respectively.

Golub Capital Incorporated pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to Golub Capital Incorporated for the three and six months ended March 31, 2012 were $0.1 million and $0.2 million, respectively. Total expenses reimbursed to Golub Capital Incorporated for the three and six months ended March 31, 2011 were $0.1 million and $0.2 million, respectively.

As of March 31, 2012 and September 30, 2011, included in accounts payable and accrued expenses were $0.1 million and $0.1 million, respectively, for accrued expenses paid on behalf of us by Golub Capital Incorporated.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	Three months ended March 31,		Variances	Six months ended March 31,		Variances
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In thousands)

Net realized (loss) gain on investments	$(2,817)	$1,049	$(3,866)	$(4,932)	$1,925	$(6,857)
Net realized gain on TRS	955	-	955	1,591	-	1,591
Net realized (loss) on financial futures contracts	(231)	-	(231)	(603)	-	(603)

Net realized (loss) gain	(2,093)	1,049	(3,142)	(3,944)	1,925	(5,869)

Unrealized (depreciation) on investments	(2,924)	(2,428)	(496)	(6,811)	(5,174)	(1,637)
Unrealized appeciation on investments	6,956	2,074	4,882	11,186	4,673	6,513
Unrealized appreciation on TRS	1,870	-	1,870	3,325	-	3,325
Unrealized appreciation on financial futures contracts	557	-	557	459	-	459

Net change in unrealized appreciation (depreciation) on investments and derivative instruments	$6,459	$(354)	$6,813	$8,159	$(501)	$8,660

For the three and six months ended March 31, 2012, we had net realized losses on investments of $(2.8) million and $(4.9) million, respectively, primarily as a result of the sale of our investment in one non-accrual portfolio company in the three months ended March 31, 2012 and the sale of our investment in one non-accrual portfolio company in the three months ended December 31, 2011. During the three months ended March 31, 2012, we had $6.9 million in unrealized appreciation on 32 portfolio company investments, which was partially offset by $(2.9) million in unrealized depreciation on 82 portfolio company investments. For the six months ended March 31, 2012, we had $11.2 million in unrealized appreciation on 46 portfolio company investments, which was partially offset by $(6.8) million in unrealized depreciation on 76 portfolio company investments. Unrealized appreciation during the three and six months ended March 31, 2012 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation primarily resulted from negative credit related adjustments which caused a reduction in fair value.

For the three and six months ended March 31, 2011, we had $1.0 million and $1.9 million in net realized gains, respectively.  For the three months ended March 31, 2011, we had $(2.4) million in unrealized depreciation on 76 portfolio company investments, which was partially offset by $2.0 million in unrealized appreciation on 26 portfolio company investments. For the six months ended March 31, 2011, we had $(5.2) million in unrealized depreciation on 71 portfolio company investments, which was partially offset by $4.7 million in unrealized appreciation on 44 portfolio company investments.

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

As of March 31, 2012, the fair value of the TRS was $1.5 million, comprised of spread interest income of $1.0 million, realized gains of $0.1 million on the referenced loans, and an unrealized gain on the referenced loans of $0.4 million. As of September 30, 2011, the fair value of the TRS was $(1.8) million, comprised of spread interest income of $0.6 million and an unrealized loss on the referenced loans of $(2.4) million. The change in the fair value of the TRS was $1.9 million and $3.3 million for the three and six months ended March 31, 2012, respectively. Realized gains on the TRS for the three months ended March 31, 2012 were $1.0 million, which consisted of spread interest income of $0.9 million and a realized gain of $0.1 million on the referenced loans. Realized gains on the TRS for the six months ended March 31, 2012 were $1.6 million, which consisted of spread interest income of $1.5 million and a realized gain of $0.1 million on the referenced loans.

We have entered into ten-year U.S. Treasury futures contracts to mitigate our exposure to adverse fluctuation in interest rates related to our Small Business Administration, or SBA, debentures. Based on the daily fluctuation of the fair value of the referenced securities of the financial futures, we record an unrealized gain or loss equal to the daily fluctuation in fair value. Upon maturity or settlement of the futures contracts, we will realize a gain or loss based on the difference of the fair value of the financial futures contracts at inception and the fair value of the futures contracts at settlement or maturity. As of March 31, 2012 and September 30, 2011, the fair value of the futures contracts was $0.3 million and $(1.0) million, respectively. For the three and six months ended March 31, 2012, the realized loss on settlement of futures contracts was $(0.2) million and $(0.6) million, respectively. For the three and six months ended March 31, 2012, the change in unrealized appreciation related to the futures contracts was $0.6 million and $0.5 million, respectively. The gains on the futures contracts were a result of the increase in the ten-year U.S. Treasury rate. The futures contracts will mature in June 2012.

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

For the six months ended March 31, 2012, we experienced a net decrease in cash and cash equivalents of $16.2 million. During the period, we used $131.9 million in operating activities, primarily as a result of fundings of portfolio investments of $237.6 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $86.5 million and net investment income of $13.4 million. During the same period, cash used in investment activities of $19.1 million was driven by the change in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $134.8 million, primarily due to borrowings on debt of $131.9 million and proceeds from shares sold from our public offering of $57.2 million (described below), partially offset by repayments of debt of $37.9 million and distributions paid of $14.0 million.

On January 31, 2012, we priced a public offering of 3,500,000 shares of our common stock at a public offering price of $15.35 per share, raising approximately $53.7 million in gross proceeds.   On February 3, 2012, the transaction closed, the shares were delivered, and proceeds, net of offering costs but before expenses, of $52.3 million were received. On March 1, 2012, we sold an additional 325,000 shares of our common stock at a public offering price of $15.35 per share pursuant to the underwriters’ partial exercise of the over-allotment option we granted to the underwriters in connection with the offering that closed on February 3, 2012.  Settlement of this partial exercise of the over-allotment option resulted in gross proceeds of $5.0 million and proceeds, net of offering costs but before expenses, of $4.8 million.

For the six months ended March 31, 2011, we experienced a net decrease in cash and cash equivalents of $17.4 million.  During the period, we used $41.1 million in operating activities, primarily as a result of fundings of portfolio investments of $150.0 million, which was partially offset by proceeds from principal payments and sales of portfolio investments of $109.3 million and net investment income of $10.4 million.  During the same period, cash provided by investing activities was $15.7 million as a result of an increase in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $8.6 million, primarily due to borrowings on debt of $20.0 million, which was partially offset by distributions paid of $10.4 million.

As of March 31, 2012 and September 30, 2011, we had cash and cash equivalents of $30.1 million and $46.4 million, respectively. In addition, we had restricted cash and cash equivalents of $42.5 million and $23.4 million as of March 31, 2012 and September 30, 2011, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of March 31, 2012, $15.4 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitization, which are described in further detail in Note 6 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitization. $8.6 million of such restricted cash and cash equivalents was used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. The remaining $18.5 million of restricted cash and cash equivalents can be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBIC, which are described in further detail in Note 6 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of March 31, 2012 and September 30, 2011, we had outstanding commitments to fund investments totaling $57.1 million and $49.4 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2012 and September 30, 2011, subject to the terms of each loan’s respective credit agreement.

As of March 31, 2012 and September 30, 2011, subject to leverage and borrowing base restrictions, we had approximately $40.8 million and $72.6 million, respectively, available for additional borrowings on the Credit Facility.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million. An affiliate of GC Advisors manages another SBIC. As such, it is possible that GC SBIC IV, L.P., our wholly owned SBIC subsidiary, will be constrained in its ability to issue SBA-guaranteed debentures in the future if the other affiliated SBIC has already issued such debentures. As of March 31, 2012, the affiliated SBIC licensee had $90.7 million of SBA-guaranteed debentures outstanding, while GC SBIC IV, L.P. had $123.5 million of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of a maximum of $10.8 million of SBA-guaranteed debentures for GC SBIC IV, L.P. and the affiliated SBIC licensee. Unless specifically approved by the SBA, the other licensee was prohibited by the SBA from making certain new investments when GC SBIC IV, L.P. received its license on August 24, 2010. The affiliated SBIC licensee is limited to only making add-on investments in existing portfolio companies. As such, the majority of the incremental borrowing capacity is available for GC SBIC IV, L.P. The borrowing capacity of GC SBIC IV, L.P. could be expanded further if the affiliated SBIC retires its SBA-guaranteed debentures.

On February 2, 2012, we received a “Green Light” letter from the SBA allowing us to proceed with an application for a second SBIC license and we submitted such an application to the SBA on April, 19, 2012.  The application process is anticipated to take six to twelve months.  If approved, the additional license will provide us with an incremental source of attractive long-term capital.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. For purposes of compliance with the asset coverage ratio test, we have agreed with the Staff of the SEC to treat the outstanding notional amount of the TRS, less the amount of cash collateral on deposit with the custodian under the TRS, as a senior security for the life of that instrument. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the Staff of the SEC. As of March 31, 2012, our asset coverage for borrowed amounts was 235.3%. Our pro forma asset coverage for borrowed amounts to give effect to the termination of the TRS that occurred on April 11, 2012 is 280.0%.

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

We believe that our existing cash and cash equivalents and available borrowings as of March 31, 2012 will be sufficient to fund our anticipated requirements through at least March 31, 2013.

Portfolio Composition, Investment Activity and Yield

As of March 31, 2012 and September 30, 2011, we had investments in 109 and 103 portfolio companies, respectively, with a total value of $613.8 million and $459.8 million, respectively. The following table shows the asset mix of our new originations for the three and six months ended March 31, 2012 and 2011:

	Three months ended March 31,				Six months ended March 31,
	2012		2011		2012		2011
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments

Senior secured	$38,885	39.5%	$36,800	67.4%	$88,202	33.6%	$11,371	6.8%
One stop	35,323	35.9	17,251	31.6	97,468	37.1	19,815	11.8
Second lien	11,905	12.1	-	-	32,636	12.4	50,204	29.8
Subordinated debt	8,708	8.9	-	-	35,783	13.7	82,696	49.1
Equity securities	3,533	3.6	541	1.0	8,399	3.2	4,199	2.5

Total new investment commitments	$98,354	100.0%	$54,592	100.0%	$262,488	100.0%	$168,285	100.0%

For the three and six months ended March 31, 2012, we had approximately $40.2 million and $80.3 million in proceeds from principal payments of portfolio companies, respectively.  For the three and six months ended March 31, 2012, we had sales of securities in five and seven portfolio companies aggregating approximately $3.4 million and $6.2 million, respectively.

For the three and six months ended March 31, 2011, we had approximately $24.1 million and $75.4 million in debt repayments, respectively.  For the three and six months ended March 31, 2011, we had sales of securities in 13 and 18 portfolio companies aggregating approximately $21.9 million and $33.9 million, respectively.

The following table shows the par, amortized cost and fair value of our portfolio of investments excluding derivative instruments by asset class:

	As of March 31, 2012 (1)			As of September 30, 2011 (1)
		Amortized	Fair		Amortized	Fair
	Par	Cost	Value	Par	Cost	Value
	(In thousands)

Senior secured:
Performing	$225,893	$221,714	$223,108	$203,647	$201,018	$200,940
Non-accrual(2)	7,334	7,328	2,801	9,078	8,711	2,891

One stop:
Performing	252,091	248,133	251,117	178,854	176,393	177,880
Non-accrual(2)	-	-	-	-	-	-

Second lien(3):
Performing	46,235	44,578	45,673	21,922	21,531	21,922
Non-accrual(2)	-	-	-	-	-	-

Subordinated debt:
Performing	73,402	72,117	73,271	46,804	45,888	46,804
Non-accrual(2)	-	-	-	-	-	-

Equity	N/A	17,752	17,827	N/A	9,420	9,390

Total	$604,955	$611,622	$613,797	$460,305	$462,961	$459,827

(1)	Fourteen of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of March 31, 2012 and September 30, 2011.
(2)	We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will not be collected. See "—Critical Accounting Policies—Revenue Recognition."
(3)	Second lien loans included $11.6 million and $12.3 million of loans structured as first lien last out term loans as of March 31, 2012 and September 30, 2011, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate, fixed rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and six months ended March 31, 2012 and 2011:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Weighted average rate of new investment fundings	8.9%	7.2%	9.4%	8.3%
Weighted average spread over LIBOR of new floating rate investment fundings	7.0%	5.6%	7.2%	6.1%
Weighted average rate of new fixed rate investment fundings	13.0%	N/A	13.9%	13.6%
Weighted average fees of new investment fundings	1.7%	1.2%	2.0%	1.7%
Weighted average rate of sales and payoffs of portfolio companies	7.4%	6.0%	7.5%	6.6%

For the three and six months ended March 31, 2012, the weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of income producing loans in our portfolio was 9.6% and 9.4%, respectively. For the three and six months ended March 31, 2011, the weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of income producing investments in our portfolio were 8.3% and 8.3%, respectively. As of March 31, 2012, 80.8% and 80.2% of our portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2011, 78.8% and 79.0% of our portfolio at fair value and at cost, respectively, had interest rate floors that limited minimum interest rates on such loans.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2012 and September 30, 2011.

	March 31, 2012		September 30, 2011
Investment	Investments	Percentage of	Investments	Percentage of
Performance	at Fair Value	Total	at Fair Value	Total
Rating	(In thousands)(1)	Investments	(In thousands)(1)	Investments
5	$94,481	15.3%	$49,691	10.8%
4	463,855	75.4	360,259	78.7
3	54,140	8.8	45,141	9.9
2	-	-	2,891	0.6
1	2,801	0.5	-	-
Total	$615,277	100.0%	$457,982	100.0%

(1) As of March 31, 2012 and September 30, 2011, the TRS was included in the above table with an investment performance rating of 4. The fair value of the TRS as of March 31, 2012 and September 30, 2011 was $1.5 million and $(1.8) million, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of March 31, 2012 is as follows:

	Payments Due by Period (In millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt Securitization	$174.0	$-	$-	$-	$174.0
SBA debentures	123.5	-	-	-	123.5
Credit Facility	34.2	-	-	34.2	-
Unfunded commitments(1)	57.1	57.1	-	-	-
Total contractual obligations	$388.8	$57.1	$-	$34.2	$297.5

(1) Unfunded commitments represent all amounts unfunded as of March 31, 2012. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category, as this entire amount was eligible for funding to the borrowers as of March 31, 2012.

The notes offered in the Debt Securitization are scheduled to mature on July 20, 2021. The SBA debentures are scheduled to mature between March 2021 and March 2022. The Credit Facility is scheduled to mature on October 21, 2015.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2012 and September 30, 2011, we had outstanding commitments to fund investments totaling $57.1 million and $49.4 million, respectively.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.
•	GC Service provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.
•	We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”
•	Under a staffing agreement, or Staffing Agreement, between Golub Capital Incorporated and Golub Capital LLC and GC Advisors, Golub Capital has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis.
•	Golub Capital and its affiliates purchased an aggregate of $2.0 million of shares in our common stock offering that closed on April 6, 2011. In addition, Mr. William M. Webster IV, one of our directors, purchased 25,000 shares in our common stock offering. In our common stock offering that closed on February 3, 2012, Golub Capital Employee Grant Program Rabbi Trust, a trust organized for the purpose of awarding equity incentive compensation to employees of Golub Capital, purchased an aggregate of $3.1 million of shares. In addition, Mr. William M. Webster IV, one of our directors, purchased 15,000 shares in the offering, and Mr. John T. Baily, one of our directors, purchased $75,000 of shares in the offering.

•	GC Advisors irrevocably waived $0.6 million of the incentive fee payable by us to GC Advisors for the three months ended December 31, 2011, representing the difference between (1) the incentive fee attributable to the TRS if the spread between the interest received on the reference assets underlying the TRS and the interest paid to Citibank on the settled notional value of the TRS were to be treated as part of the income component of the incentive fee and (2) the incentive fee attributable to the TRS if such interest spread were to be treated as part of the capital gains component of such incentive fee.

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles, collectively referred to as accounts, that have investment mandates that are similar, in whole or in part, with ours. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its Staff, or if they are inconsistent with GC Advisors’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our and GC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the General Corporation Law of the State of Delaware.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

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

We follow Accounting Standards Codification 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Our fair value analysis includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or labiality as of the measurement date. The three levels are defined as follows:

Level 1:   Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2:   Inputs include quoted prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.

Level 3:   Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. We assess the levels of investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 investments during the six months ended March 31, 2012 and 2011. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Cash and cash equivalents held at large financial institutions and futures contracts that are valued based on quoted market prices in active markets are categorized in Level 1 of the fair value hierarchy. All other assets and liabilities as of March 31, 2012 and September 30, 2011 were valued using Level 3 inputs of the fair value hierarchy. Level 1 assets and liabilities are valued using quoted market prices. Level 2 assets and liabilities are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 assets and liabilities are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of our valuation of debt and equity investments without readily available market quotations subject to review by an independent valuation firm.

When valuing Level 3 debt and equity investments, we may take into account the following factors, where relevant, in determining the fair value of the investments: the enterprise value of a portfolio company, the nature and realizable valuable of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. In addition, for certain debt and equity investments, we may base our valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept for an investment. We generally uses the midpoint of the bid/ask range as our best estimate of fair value of such investment.

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

Fair value of our debt is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

Due to the inherent uncertainty of determining the fair value of Level 3 assets and liabilities that do not have a readily available market value, the fair value of the assets and liabilities may differ significantly from the values that would have been used had a ready market existed for such assets and liabilities and may differ materially from the values that may ultimately be received or settled. Further, such assets and liabilities are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which such investment had previously been recorded.

Our investments, borrowings and derivatives are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments, borrowings and derivatives are traded.

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

Non-accrual:   Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $2.8 million and $2.9 million as of March 31, 2012 and September 30, 2011, respectively.

Income taxes:

We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, we are required to meet certain source of income and asset diversification requirements and timely distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, each year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. During the period covered by our predecessor’s financial statements, many of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. In addition, the Class A Notes issued as a part of the Debt Securitization have a floating interest rate provision based on 3-month LIBOR that resets quarterly and the Credit Facility has a floating interest rate provision based on 1-month LIBOR that resets daily, and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

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

Golub Capital BDC, Inc.

Dated: May 2, 2012	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: May 2, 2012	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)

