Form 10-Q
period 2012-06-30
Golub Capital BDC, Inc.
filed 2012-08-06
CIK 1476765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 6, 2012, the Registrant had 25,663,009 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

	June 30, 2012	September 30, 2011
	(unaudited)
Assets
Investments, at fair value (cost of $635,252 and $462,961, respectively)	$636,632	$459,827
Cash and cash equivalents	18,070	46,350
Restricted cash and cash equivalents	45,059	23,416
Interest receivable	3,893	3,063
Unrealized appreciation on derivative instruments	149	-
Cash collateral on deposit with custodian	1,287	21,162
Deferred financing costs	6,082	5,345
Other assets	350	481
Total Assets	$711,522	$559,644

Liabilities
Debt	$329,800	$237,683
Interest payable	2,269	1,066
Management and incentive fees payable	4,070	1,608
Unrealized depreciation on derivative instruments	-	1,986
Accounts payable and accrued expenses	1,172	752
Total Liabilities	337,311	243,095

Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2012 and September 30, 2011	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 25,663,009 and 21,733,903 shares issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	26	22
Paid in capital in excess of par	376,292	318,302
Capital distributions in excess of net investment income	(3,660)	(398)
Net unrealized appreciation (depreciation) on investments and derivative instruments	4,197	(1,519)
Net realized (loss) gain on investments and derivative instruments	(2,644)	142
Total Net Assets	374,211	316,549
Total Liabilities and Total Net Assets	$711,522	$559,644

Number of common shares outstanding	25,663,009	21,733,903
Net asset value per common share	$14.58	$14.56

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Investment income
Interest income	$14,811	$10,071	$41,263	$28,319
Dividend income	-	-	377	-

Total investment income	14,811	10,071	41,640	28,319

Expenses
Interest and other debt financing expenses	2,865	1,637	7,811	4,681
Base management fee	2,220	1,497	6,187	4,122
Incentive fee	1,917	113	4,261	525
Professional fees	538	500	1,685	1,558
Administrative service fee	489	224	1,207	611
General and administrative expenses	104	148	405	457

Total expenses	8,133	4,119	21,556	11,954

Net investment income	6,678	5,952	20,084	16,365

Net (loss) gain on investments
Net realized (loss) gain on investments	(70)	71	(5,002)	1,997
Net realized gain (loss) on derivative instruments	1,228	-	2,216	-
Net change in unrealized (depreciation) appreciation on investments	(795)	759	3,580	258
Net change in unrealized (depreciation) appreciation on derivative instruments	(1,648)	(262)	2,136	(262)

Net (loss) gain on investments	(1,285)	568	2,930	1,993

Net increase in net assets resulting from operations	$5,393	$6,520	$23,014	$18,358

Per Common Share Data
Basic and diluted earnings per common share	$0.21	$0.31	$0.97	$0.97
Dividends and distributions declared per common share	$0.32	$0.32	$0.96	$0.95
Basic and diluted weighted average common shares outstanding	25,639,680	21,319,348	23,803,762	18,923,395

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except share data)

					Net Unrealized
				Capital	Appreciation	Net Realized Gain
	Common Stock		Paid in Capital	Distributions	(Depreciation) on	(Loss) on Investments
		Par	in Excess	in Excess of Net	Investments and	and Derivative	Total
	Shares	Amount	of Par	Investment Income	Derivative Instruments	Instruments	Net Assets

Balance at September 30, 2010	17,712,444	$18	$258,568	$-	$1,995	$(40)	$260,541

Issuance of common stock, net of offering and underwriting costs (1)	3,953,257	4	58,606	-	-	-	58,610
Net increase in net assets resulting from operations	-	-	-	16,365	(4)	1,997	18,358
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	68,202	-	1,128	-	-	-	1,128
Dividends and distributions	-	-	-	(18,114)	-	-	(18,114)
Balance at June 30, 2011	21,733,903	$22	$318,302	$(1,749)	$1,991	$1,957	$320,523

Balance at September 30, 2011	21,733,903	$22	$318,302	$(398)	$(1,519)	$142	$316,549
Issuance of common stock, net of offering and underwriting costs (2)	3,825,000	4	56,463	-	-	-	56,467
Net increase in net assets resulting from operations	-	-	-	20,084	5,716	(2,786)	23,014
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	104,106	-	1,527	-	-	-	1,527
Dividends and distributions	-	-	-	(23,346)	-	-	(23,346)
Balance at June 30, 2012	25,663,009	$26	$376,292	$(3,660)	$4,197	$(2,644)	$374,211

(1) On April 6, 2011, Golub Capital BDC, Inc. closed on a public offering of 3,500,000 shares of its common stock at a public offering price of $15.75 per share. On May 2, 2011, Golub Capital BDC, Inc. sold an additional 453,257 shares of its common stock at a public offering price of $15.75 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

(2) On February 3, 2012, Golub Capital BDC, Inc. closed on a public offering of 3,500,000 shares of its common stock at a public offering price of $15.35 per share. On March 1, 2012 Golub Capital BDC, Inc. sold an additional 325,000 shares of its common stock at a public offering price of $15.35 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net increase in net assets resulting from operations	$23,014	$18,358
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) operating activities
Amortization of deferred financing costs	1,072	564
Amortization of discount and premium	(3,447)	(4,146)
Net realized loss (gain) on investments	5,002	(1,997)
Net realized (gain) loss on derivative instruments	(2,216)	-
Net change in unrealized (appreciation) depreciation on investments	(3,580)	4
Net change in unrealized (appreciation) depreciation on derivative instruments	(2,136)	-
(Fundings of) revolving loans, net	(2,438)	(1,696)
Fundings of investments	(292,943)	(274,831)
Proceeds from principal payments and sales of portfolio investments	120,602	188,943
Proceeds from derivative instruments	2,216	-
Changes in operating assets and liabilities:
Interest receivable	(830)	(618)
Cash collateral on deposit with custodian	19,875	(11,460)
Open trade receivable	-	(17,015)
Other assets	131	(185)
Interest payable	1,203	27
Management and incentive fees payable	2,462	609
Payable for investments purchased	-	(5,328)
Due to broker	-	860
Accounts payable and accrued expenses	420	46
Net cash (used in) operating activities	(131,593)	(107,865)

Cash flows from investing activities
Net change in restricted cash and cash equivalents	(21,643)	2,492
Net cash (used in) provided by investing activities	(21,643)	2,492

Cash flows from financing activities
Borrowings on debt	154,817	48,300
Repayments of debt	(62,700)	-
Capitalized debt financing costs	(1,810)	(1,654)
Proceeds from shares sold, net of underwriting costs	57,164	59,420
Offering costs paid	(696)	(810)
Dividends and distributions paid	(21,819)	(16,985)
Net cash provided by financing activities	124,956	88,271

Net change in cash and cash equivalents	(28,280)	(17,102)

Cash and cash equivalents, beginning of period	46,350	61,219

Cash and cash equivalents, end of period	$18,070	$44,117

Supplemental information:
Cash paid during the period for interest	$5,537	$4,089
Dividends and distributions declared during the period	$23,346	$18,114

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

June 30, 2012

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Investments
Canada
Debt investments
Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.(5)(6)	Subordinated debt	N/A	14.50%	11/2015	$2,870	$2,810	0.4%	$1,435
Extreme Fitness, Inc.	Senior loan	N/A	8.00%	10/2012	389	389	0.1%	389

Total Canada					$3,259	3,199	0.5%	$1,824
Fair Value as percentage of Principal Amount								56.0%

United States
Debt investments
Aerospace and Defense
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	$1,877	$1,847	0.5%	$1,877
Automobile
ABRA, Inc.(3)	Subordinated debt	N/A	N/A (4)	04/2017	-	(23)	-	-
ABRA, Inc.(6)	Subordinated debt	N/A	13.50%	04/2017	9,696	9,506	2.6	9,696
American Driveline Systems, Inc.*	Senior loan	L + 5.50%	7.00%	01/2016	2,869	2,817	0.8	2,869
American Driveline Systems, Inc.	Senior loan	P + 4.50%	7.75%	01/2016	282	274	0.1	282
CLP Auto Interior Corporation*	Senior loan	L + 4.75%	5.00%	06/2013	3,070	3,070	0.8	2,947
Federal-Mogul Corporation	Senior loan	L + 1.93%	2.18%	12/2014	1,981	1,934	0.5	1,890
Federal-Mogul Corporation	Senior loan	L + 1.93%	2.18%	12/2015	1,011	986	0.3	964
Heartland Automotive Services II, Inc.*	Senior loan	P + 4.00%	7.25%	01/2014	591	547	0.2	591
Heartland Automotive Services II, Inc.(6)	Senior loan	P + 6.00%	9.25%	01/2014	451	417	0.1	451
K&N Engineering, Inc.(3)	Senior loan	P + 4.25%	N/A (4)	12/2016	-	(7)	-	-
K&N Engineering, Inc.	Senior loan	P + 4.25%	7.50%	12/2016	3,232	3,174	0.9	3,232
					23,183	22,695	6.3	22,922
Banking
Prommis Fin Co.*(5)(6)	Senior loan	L + 10.25%	10.50%	06/2015	191	191	-	162
Prommis Fin Co.*(5)(6)	Senior loan	L + 10.25%	10.50%	06/2015	383	383	0.1	253
Prommis Fin Co.*(5)(6)	Senior loan	L + 10.25%	10.50%	06/2015	191	191	-	-
Prommis Fin Co.	Senior loan	L + 9.00%	10.00%	06/2015	82	81	-	82
					847	846	0.1	497
Beverage, Food and Tobacco
ABP Corporation*	Senior loan	L + 5.25%	6.75%	06/2016	4,547	4,476	1.2	4,547
ABP Corporation(3)	Senior loan	L + 5.25%	N/A (4)	06/2016	-	(6)	-	-
Ameriqual Group, LLC*	Senior loan	L + 5.00%	6.50%	03/2016	1,797	1,770	0.5	1,707
Ameriqual Group, LLC*	Senior loan	L + 7.50%	9.01%	03/2016	842	829	0.2	757
Atkins Nutrionals, Inc.	Senior loan	L + 8.75%	10.25%	12/2015	5,028	4,918	1.3	5,028
Bertucci's Corporation*	Second lien	L + 11.14%	14.14%	07/2012	1,837	1,836	0.5	1,837
Candy Intermediate Holdings, Inc.*	Senior loan	L + 6.25%	7.50%	06/2018	5,000	4,825	1.3	4,998
First Watch Restaurants, Inc.*	Senior loan	P + 6.50%	9.75%	12/2016	11,559	11,352	3.1	11,559
First Watch Restaurants, Inc.(3)	Senior loan	P + 6.50%	N/A (4)	12/2016	-	(31)	-	-
First Watch Restaurants, Inc.(3)	Senior loan	P + 6.50%	N/A (4)	12/2016	-	(31)	-	-
IL Fornaio (America) Corporation*	Senior loan	L + 5.25%	6.50%	06/2017	4,605	4,586	1.2	4,605
It'Sugar LLC	Senior loan	L + 8.50%	10.00%	04/2017	4,266	4,184	1.1	4,180
It'Sugar LLC	Subordinated debt	N/A	8.00%	10/2017	1,707	1,707	0.5	1,707
Julio & Sons Company*	Senior loan	L + 5.50%	7.00%	09/2016	7,139	7,079	1.9	7,139
Julio & Sons Company(3)	Senior loan	L + 5.50%	N/A (4)	09/2014	-	(17)	-	-
Julio & Sons Company(3)	Senior loan	L + 5.50%	N/A (4)	09/2016	-	(13)	-	-
Noodles & Company*	Senior loan	L + 4.00%	5.25%	02/2016	1,609	1,597	0.4	1,609
Richelieu Foods, Inc.*	Senior loan	L + 6.00%	7.75%	11/2015	2,139	2,100	0.5	2,032
Richelieu Foods, Inc.	Senior loan	P + 5.00%	8.25%	11/2015	22	10	-	(8)
					52,097	51,171	13.7	51,697
Broadcasting and Entertainment
Univision Communications Inc.	Senior loan	L + 2.00%	2.25%	09/2014	5,000	4,960	1.3	4,919
Building and Real Estate
ASP PDM Acquisition Co. LLC*	Senior loan	L + 6.25%	7.75%	12/2013	454	441	0.1	341
Global Claims Services, Inc.*	Senior loan	L + 5.00%	6.25%	06/2018	833	821	0.2	820
Global Claims Services, Inc.	Senior loan	L + 5.00%	6.25%	06/2018	7	5	-	5
KHKI Acquisition, Inc.	Senior loan	P + 5.00%	8.50%	03/2013	2,626	2,625	0.6	2,101
Tecta America Corp.	Senior loan	P + 5.75%	9.00%	03/2014	2,928	2,928	0.6	2,416
					6,848	6,820	1.5	5,683
Cargo Transport
TMW Systems, Inc.*	Senior loan	L + 4.25%	5.77%	05/2016	1,859	1,837	0.5	1,859
Chemicals, Plastics and Rubber
Road Infrastructure Investment, LLC*	Senior loan	L + 5.00%	6.25%	03/2018	4,148	4,088	1.1	4,106
Road Infrastructure Investment, LLC	Senior loan	L + 5.00%	5.44%	03/2017	365	321	0.1	356
Solutia, Inc.	Senior loan	L + 2.75%	3.50%	08/2012	2,353	2,353	0.6	2,353
					6,866	6,762	1.8	6,815

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

June 30, 2012

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.75%	6.53%	08/2015	$1,373	$1,355	0.4%	$1,373
Fort Dearborn Company*	Senior loan	L + 5.25%	7.04%	08/2016	3,167	3,123	0.8	3,167
					4,540	4,478	1.2	4,540
Diversified Conglomerate Manufacturing
Oasis Outsourcing Holdings, Inc.(6)	Subordinated debt	N/A	13.00%	04/2017	11,970	11,762	3.2	11,970
Pasternack Enterprises, Inc.*	Senior loan	L + 4.50%	6.00%	02/2014	3,671	3,623	1.0	3,671
Sunless Merger Sub, Inc.*	Senior loan	L + 5.00%	6.26%	07/2016	2,352	2,342	0.6	2,352
Sunless Merger Sub, Inc.(3)	Senior loan	L + 5.00%	N/A (4)	07/2016	-	(1)	-	-
Tecomet Inc.*	Senior loan	L + 5.25%	7.00%	12/2015	4,419	4,362	1.2	4,419
Tecomet Inc.(3)	Senior loan	L + 5.25%	N/A (4)	12/2015	-	(5)	-	-
Vintage Parts, Inc.*	Senior loan	L + 6.00%	8.50%	12/2013	83	83	-	83
Vintage Parts, Inc.*	Senior loan	L + 8.00%	9.75%	12/2013	1,243	1,229	0.3	1,243
Vintage Parts, Inc.*	Senior loan	L + 5.50%	5.96%	12/2013	5,950	5,925	1.6	5,950
					29,688	29,320	7.9	29,688
Diversified Conglomerate Service
API Healthcare Corporation*	Senior loan	L + 9.69%	11.19%	02/2017	9,710	9,535	2.6	9,710
Benetech, Inc.*	Senior loan	L + 5.00%	5.25%	12/2013	8,845	8,715	2.4	8,845
Compass Group Diversified Holdings, LLC*	Senior loan	L + 5.00%	6.50%	10/2017	8,429	8,048	2.2	8,410
Digital Technology International, LLC	Senior loan	P + 6.00%	9.25%	09/2016	309	301	0.1	309
Digital Technology International, LLC	Senior loan	L + 7.25%	8.75%	09/2016	6,373	6,264	1.7	6,373
Document Technologies, LLC(3)	Senior loan	P + 4.25%	N/A (4)	12/2016	-	(16)	-	-
Document Technologies, LLC	Senior loan	L + 5.00%	6.50%	12/2016	4,079	4,007	1.1	4,079
EAG, Inc.*	Senior loan	P + 3.50%	6.75%	07/2017	2,663	2,625	0.7	2,663
Employment Law Training, Inc. *	Senior loan	L + 7.50%	9.00%	12/2016	18,333	17,912	4.8	17,967
Employment Law Training, Inc. (3)	Senior loan	L + 7.50%	N/A (4)	12/2016	-	(23)	-	(25)
Evolution1, Inc.*	Senior loan	L + 4.75%	6.25%	06/2016	4,631	4,576	1.2	4,631
Evolution1, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(20)	-	-
Evolution1, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(4)	-	-
HighJump Acquisition LLC(3)	Senior loan	L + 8.75%	N/A (4)	07/2016	-	(13)	-	-
HighJump Acquisition LLC	Senior loan	L + 8.75%	10.00%	07/2016	5,455	5,388	1.5	5,455
MSC.Software Corporation*	Senior loan	L + 7.66%	9.16%	12/2016	6,319	6,206	1.7	6,319
NS Holdings, Inc.*	Senior loan	L + 7.91%	9.29%	06/2015	260	255	0.1	260
NS Holdings, Inc.*	Senior loan	L + 6.31%	7.68%	06/2015	1,991	1,967	0.5	1,991
QuadraMed Corporation*	Senior loan	L + 5.25%	6.75%	07/2016	3,321	3,248	0.9	3,221
The Service Companies, Inc.*	Senior loan	L + 6.50%	9.00%	03/2014	6,676	6,612	1.8	6,676
Sumtotal Systems, Inc.*	Senior loan	L + 4.00%	5.25%	12/2015	1,434	1,421	0.4	1,434
					88,828	87,004	23.7	88,318
Diversified Natural Resources, Precious Metals, and Minerals
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	1,640	1,595	0.4	1,640
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	3,013	2,934	0.8	3,013
					4,653	4,529	1.2	4,653
Electronics
Blue Coat Systems, Inc.*	Second lien	L + 10.00%	11.50%	08/2018	5,424	5,270	1.5	5,458
Blue Coat Systems, Inc.	Senior loan	L + 6.00%	7.50%	02/2018	8,136	7,983	2.2	8,131
Cape Electrical Supply LLC*(6)	Senior loan	L + 6.25%	7.50%	11/2013	1,598	1,560	0.4	1,598
Ecommerce Industries, Inc.*	Senior loan	L + 8.34%	9.59%	10/2016	13,708	13,491	3.7	13,708
Ecommerce Industries, Inc.(3)	Senior loan	L + 6.75%	N/A (4)	10/2016	-	(29)	-	-
Entrust, Inc.*	Senior loan	L + 7.28%	8.81%	03/2017	4,163	4,112	1.1	4,163
Entrust, Inc.*	Senior loan	L + 7.29%	8.82%	03/2017	8,263	8,147	2.2	8,263
Rogue Wave Holdings, Inc.*	Senior loan	L + 10.00%	11.25%	08/2016	4,071	4,031	1.1	4,030
Syncsort Incorporated*	Senior loan	L + 5.50%	7.50%	03/2015	8,145	8,020	2.2	8,145
Syncsort Incorporated(3)	Senior loan	L + 5.50%	N/A (4)	03/2015	-	(5)	-	-
Time-O-Matic, Inc.(6)	Subordinated debt	N/A	13.25%	12/2016	11,524	11,339	3.1	11,524
					65,032	63,919	17.5	65,020
Farming and Agriculture
AGData, L.P.	Senior loan	L + 6.25%	7.75%	08/2016	2,853	2,819	0.8	2,853
Finance
Bonddesk Group LLC*	Senior loan	L + 5.00%	6.50%	09/2016	1,013	1,004	0.3	1,013
Pillar Processing LLC*(5)	Senior loan	P + 4.25%	7.50%	11/2013	2,972	2,966	0.6	2,080
Pillar Processing LLC*(5)	Senior loan	N/A	14.50%	05/2014	3,125	3,125	0.1	313
					7,110	7,095	1.0	3,406

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

June 30, 2012

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.(6)	Subordinated debt	N/A	14.00%	06/2016	$7,918	$7,779	2.1%	$7,918
Avatar International, LLC*	Senior loan	L + 7.50%	8.75%	09/2016	7,905	7,789	2.1	7,905
Avatar International, LLC(3)	Senior loan	L + 7.50%	N/A (4)	09/2016	-	(8)	-	-
Avatar International, LLC	Senior loan	L + 8.00%	9.26%	09/2016	1,705	1,687	0.5	1,705
Campus Management Acquisition Corp.	Second lien	L + 10.52%	12.27%	09/2015	5,221	5,153	1.3	4,803
CHS/Community Health Systems	Senior loan	L + 2.25%	2.58%	07/2014	5,085	5,061	1.3	5,023
Community Hospices of America, Inc.*	Senior loan	L + 5.50%	7.25%	12/2015	5,023	4,954	1.3	5,023
Community Hospices of America, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	12/2015	-	(5)	-	-
Community Hospices of America, Inc.(6)	Subordinated debt	L + 11.75%	13.75%	06/2016	1,861	1,829	0.5	1,861
DDC Center Inc.*	Senior loan	L + 6.50%	9.50%	10/2014	8,276	8,280	2.2	8,276
DDC Center Inc.*	Senior loan	L + 6.50%	9.50%	12/2012	227	227	0.1	227
DDC Center Inc.	Senior loan	P + 5.25%	10.75%	10/2013	91	91	-	91
Delta Educational Systems, Inc.*	Senior loan	L + 5.00%	7.00%	11/2012	2,784	2,767	0.7	2,784
Dialysis Newco, Inc.(6)	Subordinated debt	N/A	13.00%	09/2018	8,752	8,627	2.3	8,620
G & H Wire Company, Inc.*	Senior loan	L + 5.50%	7.25%	12/2015	5,550	5,483	1.5	5,550
G & H Wire Company, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	12/2015	-	(9)	-	-
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.00%	05/2017	415	404	0.1	397
Hospitalists Management Group, LLC	Senior loan	P + 3.50%	6.75%	05/2017	3,996	3,915	1.0	3,916
Hospitalists Management Group, LLC(3)	Senior loan	P + 3.50%	N/A (4)	05/2017	-	(11)	-	(18)
The Hygenic Corporation*	Senior loan	L + 2.50%	2.74%	04/2013	2,224	2,207	0.6	2,202
Integrated DNA Technologies, Inc.(6)	Subordinated debt	N/A	14.00%	04/2015	450	436	0.1	450
Integrated DNA Technologies, Inc.(6)	Subordinated debt	N/A	14.00%	04/2015	450	446	0.1	450
Integrated DNA Technologies, Inc.(6)	Subordinated debt	N/A	14.00%	04/2015	3,800	3,763	1.0	3,800
Maverick Healthcare Group, LLC *	Senior loan	L + 5.50%	7.25%	12/2016	2,177	2,150	0.6	2,177
National Healing Corporation*	Second lien	L + 10.00%	11.50%	11/2018	17,976	16,926	4.8	17,976
National Healing Corporation	Senior loan	L + 6.75%	8.25%	11/2017	3,578	3,416	1.0	3,578
NeuroTherm, Inc.*	Senior loan	L + 5.00%	6.50%	02/2016	1,623	1,596	0.4	1,623
NeuroTherm, Inc.	Senior loan	L + 5.00%	6.50%	02/2016	115	109	-	115
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.25%	6.50%	05/2018	2,271	2,226	0.6	2,226
Pentec Acquisition Sub, Inc.(3)	Senior loan	L + 5.25%	N/A (4)	05/2017	-	(4)	-	(4)
PhysioTherapy Associates Holdings, Inc.*	Senior loan	L + 4.75%	6.00%	04/2018	578	567	0.2	576
Reliant Pro ReHab, LLC*	Senior loan	L + 4.75%	6.00%	06/2016	3,649	3,598	1.0	3,649
Reliant Pro ReHab, LLC(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(18)	-	-
Reliant Pro ReHab, LLC	Senior loan	P + 3.75%	7.00%	06/2016	372	364	0.1	372
Renaissance Pharma (U.S.) Holdings Inc.	Senior loan	P + 4.25%	7.50%	06/2017	82	76	-	76
Renaissance Pharma (U.S.) Holdings Inc.	Senior loan	P + 4.25%	7.50%	06/2017	1,369	1,342	0.4	1,342
Surgical Information Systems, LLC	Second lien	L + 7.39%	8.89%	12/2015	4,291	4,231	1.1	4,291
TIDI Products, LLC*	Senior loan	L + 4.75%	6.27%	05/2015	2,053	2,025	0.5	2,053
TIDI Products, LLC(3)	Senior loan	L + 4.75%	N/A (4)	05/2015	-	(4)	-	-
WIL Research Company, Inc.*	Senior loan	L + 5.25%	6.75%	04/2018	794	782	0.2	790
					112,661	110,247	29.7	111,823
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.*	Senior loan	L + 5.79%	7.75%	11/2016	1,111	1,095	0.3	1,111
WII Components, Inc.*	Senior loan	L + 4.75%	6.25%	07/2016	1,755	1,734	0.5	1,755
WII Components, Inc.	Senior loan	P + 3.75%	7.00%	07/2016	41	40	-	41
Zenith Products Corporation*	Senior loan	L + 5.00%	5.61%	09/2013	3,449	3,423	0.9	3,346
					6,356	6,292	1.7	6,253
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.*	Senior loan	L + 8.00%	9.50%	01/2017	18,179	17,875	4.9	18,179
Competitor Group, Inc.(3)	Senior loan	L + 8.00%	N/A (4)	01/2017	-	(9)	-	-
Cortz, Inc.*	Senior loan	L + 5.50%	7.00%	03/2014	6,781	6,723	1.8	6,781
Octane Fitness, LLC*	Senior loan	L + 5.50%	7.00%	12/2015	4,675	4,543	1.2	4,675
Pride Manufacturing Company, LLC*	Senior loan	L + 5.50%	7.25%	11/2015	737	727	0.2	723
					30,372	29,859	8.1	30,358

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

June 30, 2012

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Personal and Non-Durable Consumer Products
Dr. Miracles, Inc.*(6)	Senior loan	L + 7.50%	10.00%	03/2014	$3,077	$3,059	0.8%	$2,892
Massage Envy, LLC*	Senior loan	L + 4.75%	6.25%	06/2016	6,516	6,452	1.7	6,516
Massage Envy, LLC	Senior loan	L + 4.75%	6.25%	06/2016	104	103	-	104
Strategic Partners, Inc.(6)	Subordinated debt	N/A	14.00%	02/2017	9,636	9,449	2.7	9,925
					19,333	19,063	5.2	19,437
Personal, Food and Miscellaneous Services
Affordable Care Inc.*	Senior loan	L + 5.00%	6.51%	12/2015	3,659	3,619	1.0	3,659
Affordable Care Inc.(3)	Senior loan	L + 5.00%	N/A (4)	12/2015	-	(7)	-	-
Automatic Bar Controls, Inc.*	Senior loan	L + 6.00%	7.51%	03/2016	1,013	1,002	0.3	962
Automatic Bar Controls, Inc.(3)	Senior loan	P + 4.75%	N/A (4)	03/2016	-	(2)	-	(8)
Focus Brands Inc.	Second lien	L + 9.00%	10.25%	08/2018	6,481	6,358	1.7	6,530
Focus Brands Inc.	Senior loan	L + 5.00%	6.27%	02/2018	6,196	6,137	1.7	6,223
Ignite Restaurant Group, Inc.*	Senior loan	L + 4.75%	6.25%	03/2016	4,170	4,096	1.1	4,170
NVA Acquisition Company	Senior loan	L + 4.25%	5.50%	06/2016	1,886	1,871	0.5	1,848
PMI Holdings, Inc.	Senior loan	L + 5.25%	6.25%	06/2017	2,740	2,713	0.7	2,713
PMI Holdings, Inc.	Senior loan	P + 4.25%	7.50%	06/2017	16	12	-	12
Restaurant Technologies, Inc.*	Senior loan	L + 4.75%	6.00%	05/2017	1,080	1,071	0.3	1,058
Restaurant Technologies, Inc.	Senior loan	L + 4.75%	6.00%	05/2017	117	116	-	114
Trusthouse Service Group, Inc.(3)	Senior loan	P + 4.25%	N/A (4)	06/2018	-	(4)	-	(4)
Trusthouse Service Group, Inc.	Senior loan	P + 4.25%	7.50%	06/2017	24	19	-	19
Trusthouse Service Group, Inc.	Senior loan	L + 5.25%	6.75%	06/2018	2,983	2,931	0.8	2,924
Vetcor Professional Practices LLC*	Senior loan	L + 6.00%	7.50%	02/2015	9,773	9,773	2.6	9,773
					40,138	39,705	10.7	39,993
Personal Transportation
PODS Funding Corp. II*	Senior loan	L + 7.00%	8.50%	11/2016	6,080	5,919	1.6	6,080
PODS Funding Corp. II(6)	Subordinated debt	N/A	21.00%	11/2017	2,802	2,802	0.7	2,802
PODS Funding Corp. II(6)	Subordinated debt	N/A	21.00%	11/2017	579	579	0.2	579
PODS Funding Corp. II(6)	Second lien	N/A	15.50%	05/2017	444	438	0.1	444
PODS Funding Corp. II(6)	Second lien	N/A	15.50%	05/2017	2,081	2,027	0.6	2,081
PODS Funding Corp. II	Senior loan	L + 7.00%	8.50%	11/2016	788	768	0.2	788
					12,774	12,533	3.4	12,774
Printing and Publishing
Market Track, LLC*	Senior loan	L + 7.75%	9.25%	11/2015	12,160	11,999	3.2	12,160
Market Track, LLC(3)	Senior loan	L + 7.75%	N/A (4)	11/2015	-	(16)	-	-
Trade Service Company, LLC*	Senior loan	L + 5.25%	6.75%	06/2013	1,113	1,111	0.3	1,113
Trade Service Company, LLC*(6)	Senior loan	N/A	14.00%	06/2013	765	764	0.2	765
Trade Service Company, LLC(3)	Senior loan	L + 5.25%	N/A (4)	06/2013	-	(1)	-	-
					14,038	13,857	3.7	14,038
Retail Stores
Barcelona Restaurants, LLC*	Senior loan	L + 10.00%	11.50%	03/2017	4,976	4,885	1.3	4,976
Barcelona Restaurants, LLC(3)	Senior loan	L + 10.00%	N/A (4)	03/2017	-	(6)	-	-
Bojangles' Restaurants, Inc.*	Senior loan	L + 6.50%	8.00%	08/2017	2,872	2,693	0.8	2,876
Chuy's OPCO, Inc.	Senior loan	L + 7.00%	8.50%	05/2016	158	155	-	158
Chuy's OPCO, Inc.	Senior loan	L + 7.83%	9.33%	05/2016	997	980	0.3	997
Chuy's OPCO, Inc.	Senior loan	L + 7.00%	8.50%	05/2016	15,112	14,888	4.0	15,112
DTLR, Inc.*	Senior loan	L + 8.00%	11.00%	12/2015	8,009	7,902	2.1	8,009
The Marshall Retail Group, LLC*	Senior loan	L + 6.50%	8.00%	04/2013	10,549	10,360	2.8	10,549
The Marshall Retail Group, LLC(3)	Senior loan	L + 6.50%	N/A (4)	04/2013	-	(16)	-	-
Michaels Stores, Inc.	Senior loan	L + 2.25%	2.75%	10/2013	5,000	5,006	1.3	4,992
Restaurant Holding Company, LLC	Senior loan	L + 7.50%	9.03%	02/2017	9,978	9,793	2.7	10,028
Rubio's Restaurants, Inc.*(6)	Senior loan	L + 7.75%	9.50%	06/2015	8,353	8,245	2.2	8,353
Vision Source L.P.*	Senior loan	L + 6.75%	8.00%	04/2016	13,286	13,077	3.6	13,286
Vision Source L.P.(3)	Senior loan	L + 6.75%	N/A (4)	04/2016	-	(9)	-	-
					79,290	77,953	21.1	79,336
Telecommunications
Hosting.com, Inc.*	Senior loan	L + 4.50%	5.75%	05/2014	848	838	0.2	848
Hosting.com, Inc.(3)	Senior loan	L + 4.50%	N/A (4)	05/2014	-	(2)	-	-
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	9	9	-	9
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	2,224	2,192	0.6	2,224
West Corporation(3)	Senior loan	L + 2.00%	N/A (4)	10/2012	-	(37)	(0.1)	(200)
					3,081	3,000	0.7	2,881
Utilities
PowerPlan Consultants, Inc.*	Senior loan	P + 4.25%	7.50%	05/2014	5,176	5,103	1.4	5,176
PowerPlan Consultants, Inc.(3)	Senior loan	P + 4.25%	N/A (4)	05/2015	-	(2)	-	-
					5,176	5,101	1.4	5,176

Total debt investments United States					$624,500	$613,712	164.8%	$616,816

Fair Value as a percentage of Principal Amount								98.8%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

June 30, 2012

(In thousands, except derivative contracts)

					Principal		Percentage
	Investment	Spread Above	Interest	Maturity	Amount/Shares/		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Equity investments
Aerospace and Defense
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	$670	0.2%	$670
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	117
						670	0.2	787
Automobile
ABRA, Inc.	LLC interest	N/A	N/A	N/A	1	1,471	0.4	1,471
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	-	4	-	4
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	-	62	-	62
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	-	18	-	18
						1,555	0.4	1,555
Banking
Prommis Solutions Inc.*	Preferred LLC interest	N/A	N/A	N/A	6	472	-	-
Prommis Solutions Inc.*	A-1 LLC interset	N/A	N/A	N/A	-	-	-	-
Prommis Solutions Inc.*	A-2 LLC interest	N/A	N/A	N/A	-	-	-	-
						472	-	-
Beverage, Food and Tobacco
Atkins Nutrionals, Inc.	LLC interest	N/A	N/A	N/A	57	796	0.3	1,064
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	7	691	0.2	691
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.2	619
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	0.1	189
						2,228	0.8	2,563
Diversified Conglomerate Manufacturing
Oasis Outsourcing Holdings, Inc.	LLC interest	N/A	N/A	N/A	1,088	1,088	0.4	1,337
Sunless Merger Sub, Inc.	Preferred stock	N/A	N/A	N/A	-	148	-	148
						1,236	0.4	1,485
Diversified Conglomerate Service
Document Technologies, LLC	LLC interest	N/A	N/A	N/A	24	490	0.1	490
Employment Law Training, Inc.	LP interest	N/A	N/A	N/A	666	666	0.2	666
						1,156	0.3	1,156
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	-	63
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	13	1,273	0.3	1,188
Avatar International, LLC	LP interest	N/A	N/A	N/A	7	695	0.2	695
Dialysis Newco, Inc.	LLC interest	N/A	N/A	N/A	871	871	0.2	871
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	-	102	-	102
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	-	38	-	38
National Healing Corporation	Preferred stock	N/A	N/A	N/A	695	799	0.3	1,020
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	569	0.2	569
Pentec Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	116	-	116
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	264	0.1	263
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	414
						5,208	1.4	5,339
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	73	-	73

Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	Preferred stock	N/A	N/A	N/A	199	88	0.1	193
Competitor Group, Inc.	Common stock	N/A	N/A	N/A	9	87	-	107
						175	0.1	300
Personal and Non-Durable Consumer Products
Strategic Partners, Inc.	LLC interest	N/A	N/A	N/A	169	1,691	0.3	1,203

Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	224	-	-	-

Retail Stores
Barcelona Restaurants, LLC	LP interest	N/A	N/A	N/A	1,996	1,996	0.5	1,996
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.2	599
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	936	0.3	936
						3,877	1.0	3,531

Total equity investments United States						$18,341	4.8%	$17,992

Total United States						$632,053	169.6%	$634,808

Total investments						$635,252	170.1%	$636,632

Derivative investments(7)
Futures contracts sold (Note 7)	Futures contracts	N/A	N/A	09/2012	243	$-	-%	$75

* Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 6).

(1)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR") "L" or Prime "P" and which reset daily, quarterly or semiannually. For each we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at June 30, 2012. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at June 30, 2012.
(3)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	The entire commitment was unfunded at June 30, 2012. As such, no interest is being earned on this investment.
(5)	Loan was on non-accrual status as of June 30, 2012, meaning that the Company has ceased recognizing interest income on the loan.
(6)	A portion of the interest may be deferred through a payment-in-kind ("PIK") rate option.
(7)	As of June 30, 2012, the Company also had a $74 receivable from a total return swap ("TRS"), which was terminated on April 11, 2012.

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)

September 30, 2011

(In thousands, except derivative contracts)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount / Shares / Contracts	Cost	Percentage of Total Net Assets	Fair Value
Equity investments
Aerospace and Defense
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	$670	0.2%	$670
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	117
						670	0.2	787
Beverage, Food and Tobacco
Atkins Nutrionals, Inc.	LLC interest	N/A	N/A	N/A	57	838	0.3	838
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.2	521
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	0.1	220
						1,579	0.6	1,579
Diversified Conglomerate Manufacturing
Neptco Inc.	Warrant	N/A	N/A	N/A	-	-	-	-
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	-	148	0.1	148
						148	0.1	148
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	-	67
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	13	1,273	0.4	1,273
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	651	0.2	651
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	-	102	-	102
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	-	38	-	38
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	569	0.2	569
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	264	0.1	263
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	414
						3,378	1.0	3,377
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	73	-	73

Personal and Non-Durable Consumer Products
Strategic Partners, Inc.	LLC interest	N/A	N/A	N/A	169	1,691	0.5	1,691

Retail Stores
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.3	799
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	936	0.3	936
						1,881	0.6	1,735
Total equity investments United States						$9,420	3.0%	$9,390

Total United States						$460,213	144.4%	$457,028

Total investments						$462,961	145.2%	$459,827

Derivatives, at fair value
Futures contracts sold (Note 7)	Financial futures contracts	N/A	N/A	12/2011	250	$-	(0.1)%	$(141)
Total return swap (Note 7)	Total return swap	N/A	N/A	06/2014	N/A	$-	(0.7)%	$(1,845)
Total derivative instruments						$-	(0.7)%	$(1,986)

* Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization.

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR "L" or Prime "P" and which reset daily, quarterly or semiannually. For each we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2011. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2011.
(3)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	The entire commitment was unfunded at September 30, 2011. As such, no interest is being earned on this investment.!
(5)	Loan was on non-accrual status as of September 30, 2011, meaning that the Company has ceased recognizing interest income on the loan.
(6)	A portion of the interest may be deferred through a PIK rate option.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 1. Organization

Golub Capital BDC, Inc. (“GBDC” and, together with its subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company. GBDC has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, GBDC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Fair value of financial instruments:   The Company applies fair value to all of its financial instruments in accordance with Accounting Standards Codification (“ASC”) Topic 820 —  Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Cash and cash equivalents:   Cash and cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

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

Revenue recognition:

Investments and related investment income:   The Board determines the fair value of the Company’s investments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. In addition, the Company may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. All other income is recorded into income when earned. The Company records prepayment premiums on loans as interest income. When the Company receives principal payments on a loan in an amount that exceeds the loan’s amortized cost, it records the excess principal payment as interest income. For the three and nine months ended June 30, 2012, interest income included $1,067 and $3,447, respectively, of amortization of discounts. For the three and nine months ended June 30, 2011, interest income included $965 and $4,146, respectively, of amortization of discounts.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of June 30, 2012 and September 30, 2011, the Company had interest receivable of $3,893 and $3,063, respectively. For the three and nine months ended June 30, 2012, the Company earned interest of $14,811 and $41,263, respectively. For the three and nine months ended June 30, 2011, the Company earned interest of $10,071 and $28,319, respectively. For the three and nine months ended June 30, 2012, the Company received interest in cash, which excludes income from amortization of loan origination fees, original issue discount and market discount or premium, in the amounts of $13,120 and $35,995, respectively. For the three and nine months ended June 30, 2011, the Company received interest in cash, which excludes income from amortization of loan origination fees, original issue discount and market discount or premium, in the amounts of $9,410 and $27,086, respectively. For the three and nine months ended June 30, 2012, the Company received loan origination fees of $516 and $6,027, respectively. For the three and nine months ended June 30, 2011, the Company received loan origination fees of $1,941 and $4,740, respectively. These loan origination fees are capitalized and amortized over the life of the loan as interest income.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2012, the Company recorded PIK income of $634 and $1,545, respectively. For the three and nine months ended June 30, 2011, the Company recorded PIK income of $268 and $615, respectively. For the three and nine months ended June 30, 2012, the Company received PIK payments in cash of $187 and $554, respectively. For the three and nine months ended June 30, 2011, the Company received PIK payments in cash of $104 and $269, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and nine months ended June 30, 2012, the Company recorded dividend income of zero and $377, respectively. The Company did not earn dividend income for the three and nine months ended June 30, 2011.

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

Non-accrual loans:   A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The total fair value of non-accrual loans was $4,243 and $2,891 as of June 30, 2012 and September 30, 2011, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2012 and 2011, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 —  Income Taxes. ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through June 30, 2012. The 2009, 2010 and 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred financing costs:   Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2012 and September 30, 2011, the Company had deferred financing costs of $6,082 and $5,345, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three and nine months ended June 30, 2012 was $375 and $1,072, respectively. Amortization expense for the three and nine months ended June 30, 2011 was $202 and $564, respectively.

Deferred offering costs:   Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of June 30, 2012 and September 30, 2011, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $53 and $272, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 3. Related Party Transactions

Investment Advisory Agreement:   On April 14, 2010, GBDC entered into the Investment Advisory Agreement with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Investment Advisory Agreement was subsequently amended on July 16, 2010. The Board reapproved the Investment Advisory Agreement on February 2, 2012. The Investment Adviser is a registered investment adviser with the Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

Golub Capital BDC, Inc. and Subsidiaries
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

The income and capital gains incentive fee calculation (the “Income and Capital Gain Incentive Fee Calculation”) has two parts, the income component (the “Income Incentive Fee”) and the capital gains component (the “Capital Gain Incentive Fee” and, together with the Income Incentive Fee, the “Incentive Fee”). The Income Incentive Fee is calculated quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. As described in Note 7 - Derivative Instruments, in June 2011, the Company entered into the TRS with Citibank, N.A. (“Citibank”) for the purpose of gaining economic exposure to a portfolio of broadly syndicated loans. The TRS was subsequently terminated on April 11, 2012. For purposes of the computation of the Incentive Fee, the Company:

•	treated the interest spread, which represents the difference between the interest and fees received on the reference assets underlying the TRS and the interest paid to Citibank on the settled notional value of the TRS, as part of the Income Incentive Fee; and
•	treated the realized gains and losses on the sale or maturity of reference assets underlying the TRS and futures contracts as part of the Capital Gain Incentive Fee.

For the periods ending September 30, 2011 and prior, the Company had included interest spread payments from the TRS in the Capital Gain Incentive Fee as this is consistent with GAAP, which records such payments in net realized gains/(losses) on derivative instruments in the consolidated statement of operations. However, the Company changed its methodology in the first quarter of fiscal year 2012 pursuant to discussions with the staff of the SEC, resulting in the TRS interest spread payments being included in the Income Incentive Fee.

For the three and nine months ended June 30, 2012, the Company received interest spread payments of $990 and $2,560, respectively. For the three months ended December 31, 2011, including the interest spread payments from the TRS in the Income Incentive Fee caused an increase in the Incentive Fee by $647 as the Company was in the “catch-up” provision as described below. Upon reviewing the Income and Capital Gain Incentive Fee Calculation and the treatment of the interest spread payments from the TRS, the Investment Adviser irrevocably waived the incremental portion of the Incentive Fee attributable from the TRS interest spread payments for the three months ended December 31, 2011. For the three months ended June 30, 2012, the Income Incentive Fee was $1,917. For the nine months ended June 30, 2012, after taking into account the waiver by the Investment Adviser, the Income Incentive Fee was $4,261, rather than $4,908. The Income Incentive Fee for the three and nine months ended June 30, 2011 was zero and $348, respectively.

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Income Incentive Fee, it is possible that an Incentive Fee may be calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee will result in a positive value and an Incentive Fee will be paid unless the payment of such Incentive Fee would cause the Company to pay Incentive Fees on a cumulative basis that exceed 20.0% of Cumulative Pre-Incentive Fee Net Investment Income. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% quarterly. If market interest rates rise, the Company may be able to invest funds in debt instruments that provide for a higher return, which would increase Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Incentive Fee based on such net investment income. The Company’s Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of its total assets (other than cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets) used to calculate the 1.375% base management fee annual rate.

The Company calculates the Income Incentive Fee with respect to its Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

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

The Capital Gain Incentive Fee equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), which commenced with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s “Capital Gain Incentive Fee Base” equals the sum of (1) realized capital gains, if any, on a cumulative positive basis from the date the Company elected to become a BDC through the end of each calendar year, (2) all realized capital losses on a cumulative basis and (3) all unrealized capital depreciation on a cumulative basis.

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

The Company accrues the Capital Gain Incentive Fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) is positive. The Capital Gain Incentive Fee is calculated on a cumulative basis from the date the Company elected to become a BDC through the end of each calendar year. For the three and nine months ended June 30, 2012, the Capital Gain Incentive Fee was zero. For the three and nine months ended June 30, 2011, the Company accrued a Capital Gain Incentive Fee of $113 and $177, respectively.

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

Included in accounts payable and accrued expenses is $489 and $226 as of June 30, 2012 and September 30, 2011, respectively, for accrued allocated shared services under the Administration Agreement. The administrative service fee expense under the Administration Agreement for the three and nine months ended June 30, 2012 was $489 and $1,207, respectively. The administrative service fee expense under the Administration Agreement for the three and nine months ended June 30, 2011 was $224 and $611, respectively.

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

Total expenses reimbursed to the Investment Manager during the three and nine months ended June 30, 2012 were $90 and $289, respectively. Total expenses reimbursed to the Investment Manager during the three and nine months ended June 30, 2011 were $68 and $266, respectively.

As of June 30, 2012 and September 30, 2011, included in accounts payable and accrued expenses were $47 and $65, respectively, for accrued expenses paid on behalf of the Company by the Investment Manager.

Note 4. Investments

Investments consisted of the following:

	June 30, 2012			September 30, 2011
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$265,578	$261,123	$258,751	$212,725	$209,729	$203,831
One stop	237,506	233,973	236,827	178,854	176,393	177,880
Second lien(1)	48,783	47,157	48,448	21,922	21,531	21,922
Subordinated debt	75,892	74,658	74,614	46,804	45,888	46,804
Equity	N/A	18,341	17,992	N/A	9,420	9,390
Derivative instruments(2)	N/A	-	149	N/A	-	(1,986)
Total	$627,759	$635,252	$636,781	$460,305	$462,961	$457,841

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

	June 30, 2012		September 30, 2011
Cost:
United States
Mid-Atlantic	$61,844	9.8%	$66,782	14.4%
Midwest	131,091	20.6	112,550	24.3
West	133,590	21.0	80,242	17.3
Southeast	170,962	26.9	89,133	19.3
Southwest	85,333	13.4	74,907	16.2
Northeast	49,233	7.8	36,599	7.9
Canada	3,199	0.5	2,748	0.6
Total	$635,252	100.0%	$462,961	100.0%

Fair Value:
United States
Mid-Atlantic	$58,570	9.2%	$66,906	14.5%
Midwest	131,125	20.6	112,534	24.5
West	135,005	21.2	78,329	17.0
Southeast	173,478	27.2	89,735	19.5
Southwest	86,624	13.6	72,467	15.8
Northeast	50,006	7.9	37,057	8.1
Canada	1,824	0.3	2,799	0.6
Total	$636,632	100.0%	$459,827	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at fair value, excluding derivative instruments, were as follows:

	June 30, 2012		September 30, 2011
Cost:
Aerospace and Defense	$2,517	0.4%	$2,513	0.5%
Automobile	24,250	3.8	8,255	1.8
Banking	1,318	0.2	1,237	0.3
Beverage, Food and Tobacco	53,399	8.4	31,467	6.8
Broadcasting and Entertainment	4,960	0.8	-	-
Buildings and Real Estate	6,820	1.1	24,522	5.3
Cargo Transport	1,837	0.3	2,137	0.4
Chemicals, Plastics and Rubber	6,762	1.0	13,868	3.0
Containers, Packaging and Glass	4,478	0.7	4,725	1.0
Diversified Conglomerate Manufacturing	30,556	4.8	28,550	6.2
Diversified Conglomerate Service	88,160	13.9	50,904	11.0
Diversified Natural Resources, Precious Metals and Minerals	4,529	0.7	4,753	1.0
Electronics	63,919	10.0	36,293	7.8
Farming and Agriculture	2,819	0.4	2,931	0.6
Finance	7,095	1.1	7,145	1.5
Healthcare, Education and Childcare	115,455	18.2	88,436	19.1
Home and Office Furnishings, Housewares and Durable Consumer	6,365	1.0	11,490	2.5
Leisure, Amusement, Motion Pictures and Entertainment	33,233	5.2	22,772	4.9
Oil and Gas	-	-	16,460	3.6
Personal and Non-Durable Consumer Products	20,754	3.3	22,752	4.9
Personal, Food and Miscellaneous Services	39,705	6.3	19,247	4.2
Personal Transportation	12,533	2.0	-	-
Printing and Publishing	13,857	2.2	14,643	3.2
Retail Stores	81,830	12.9	43,454	9.4
Telecommunications	3,000	0.5	4,407	1.0
Utilities	5,101	0.8	-	-
Total	$635,252	100.0%	$462,961	100.0%

Fair Value:
Aerospace and Defense	$2,664	0.4%	$2,664	0.6%
Automobile	24,477	3.9	8,096	1.8
Banking	497	0.1	928	0.2
Beverage, Food and Tobacco	54,260	8.5	31,790	6.9
Broadcasting and Entertainment	4,919	0.8	-	-
Buildings and Real Estate	5,683	0.9	20,924	4.6
Cargo Transport	1,859	0.3	2,102	0.5
Chemicals, Plastics and Rubber	6,815	1.1	13,990	3.0
Containers, Packaging and Glass	4,540	0.7	4,803	1.0
Diversified Conglomerate Manufacturing	31,173	4.9	28,335	6.2
Diversified Conglomerate Service	89,474	14.1	51,332	11.2
Diversified Natural Resources, Precious Metals and Minerals	4,653	0.7	4,881	1.1
Electronics	65,020	10.2	36,614	8.0
Farming and Agriculture	2,853	0.4	2,972	0.6
Finance	3,406	0.5	6,784	1.5
Healthcare, Education and Childcare	117,162	18.4	86,523	18.8
Home and Office Furnishings, Housewares and Durable Consumer	6,326	1.0	11,536	2.5
Leisure, Amusement, Motion Pictures and Entertainment	32,482	5.1	23,178	5.0
Oil and Gas	-	-	16,737	3.6
Personal and Non-Durable Consumer Products	20,640	3.2	22,880	5.0
Personal, Food and Miscellaneous Services	39,993	6.3	19,377	4.2
Personal Transportation	12,774	2.0	-	-
Printing and Publishing	14,038	2.2	14,875	3.2
Retail Stores	82,867	13.0	44,153	9.6
Telecommunications	2,881	0.5	4,353	0.9
Utilities	5,176	0.8	-	-
Total	$636,632	100.0%	$459,827	100.0%

Golub Capital BDC, Inc. and Subsidiaries
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among level 1, 2 and 3 investments during the nine months ended June 30, 2012 and 2011. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Cash and cash equivalents held at large financial institutions and futures contracts that are valued based on quoted market prices in active markets are categorized in Level 1 of the fair value hierarchy. All other assets and liabilities as of June 30, 2012 and September 30, 2011 were valued using Level 3 inputs of the fair value hierarchy. Level 1 assets and liabilities are valued using quoted market prices. Level 2 assets and liabilities are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 assets and liabilities are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuation of debt and equity securities without readily available market quotations subject to review by an independent valuation firm.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

On April 11, 2012, the Company terminated its TRS with Citibank. As of June 30, 2012, the Company had a receivable of $74 for accrued interest from the TRS, which will be paid in September 2012. As of September 30, 2011, the TRS had a value of $(141). The referenced portfolio of loans of the TRS were valued by Citibank. Citibank based its valuation on the indicative bid prices provided by an independent third party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations were sent to the Company and its Board for review and testing. The Board reviewed and approved the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of its quarterly determination of net asset value. For additional disclosures on the Company’s TRS, refer to Note 7 — Derivative Instruments.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents fair value measurements of the Company’s investments and derivative instruments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

As of June 30, 2012:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$618,640	$618,640
Equity investments(1)	-	-	17,992	17,992
Derivative instruments(2)	75	-	74	149
Cash and cash equivalents	63,129	-	-	63,129
	$63,204	$-	$636,706	$699,910

As of September 30, 2011:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$450,437	$450,437
Equity investments(1)	-	-	9,390	9,390
Derivative instruments(2)	(141)	-	(1,845)	(1,986)
Cash and cash equivalents	69,766	-	-	69,766
	$69,625	$-	$457,982	$527,607

(1) Refer to the consolidated schedule of investments for further details.

(2) Derivative instruments include futures contracts and the TRS. Refer to Note 7 for additional disclosures.

The net change in unrealized appreciation for the three and nine months ended June 30, 2012 reported within the net change in unrealized appreciation (depreciation) on investments and the net change in unrealized appreciation (depreciation) on derivative instruments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets was $2,200 and $5,499, respectively. The net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation (depreciation) on investments and the net change in unrealized appreciation (depreciation) on derivative instruments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets for the three and nine months ended June 30, 2011 was $497 and $(4), respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs:

	Nine months ended June 30, 2012
	Debt Investments	Equity Investments	Derivative Instruments(1)	Total

Fair value, beginning of period	$450,437	$9,390	$(1,845)	$457,982

Net change in unrealized appreciation (depreciation) on investments and derivative instruments	3,428	152	1,919	5,499
Realized (loss) gain on investments and derivative instruments	(5,003)	1	3,779	(1,223)
Fundings of revolving loans, net	2,438	-	-	2,438
Fundings of investments	284,429	8,515	-	292,944
Proceeds from principal payments and sales of portfolio investments	(120,536)	(66)	-	(120,602)
Proceeds from derivative instruments(1)	-	-	(3,779)	(3,779)
Amortization of discount and premium	3,447	-	-	3,447

Fair value, end of period	$618,640	$17,992	$74	$636,706

(1) Refer to Note 7 for additional disclosures.

The following table presents quantitative information about the significant unobservable inputs of the Company’s level 3 investments as of June 30, 2012. The below table is not intended to be all-inclusive, but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

Quantitative information about Level 3 Fair Value Measurements
	Fair value at June 30, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior secured loans(1)(2)	$195,258	Market comparable companies Market rate approach	EBITDA multiples market interest rate	5.0 - 13.5 (6.2) 2.7% - 16.0% (5.7%)
One stop loans	$236,827	Market comparable companies Market rate approach	EBITDA multiples market interest rate	4.7 - 13.0 (8.3) 5.2% - 14.5% (8.9%)
Subordinated and second lien loans(3)(4)	$109,639	Market comparable companies Market rate approach	EBITDA multiples market interest rate	6.5 - 11.0 (7.5) 8.0% - 21.0% (11.6%)
Equity securities	$17,992	Market comparable companies	EBITDA multiples	5.5 - 13.0 (8.7)

(1) Excludes $60,685 of loans at fair value, which the Company values using indicative bid and ask prices provided by an independent third party pricing service.

(2) Excludes $2,808 of non-accrual loans at fair value. These loans were valued on a liquidation basis.

(3) Excludes $11,988 of loans at fair value, which the Company values using indicative bid and ask prices provided by an independent third party pricing service.

(4) Excludes $1,435 of non-accrual loans at fair value. These loans were valued on a liquidation basis.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

 The following are the carrying values and fair values of the Company’s debt liabilities as of June 30, 2012 and September 30, 2011.

	As of June 30, 2012		As of September 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt	$329,800	$333,194	$237,683	$240,373

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of June 30, 2012, the Company’s asset coverage for borrowed amounts was 282.1%.

Debt Securitization:   On July 16, 2010, the Company completed a $300,000 term debt securitization (“Debt Securitization”). The notes (“Notes”) offered in the Debt Securitization were issued by Golub Capital BDC 2010-1 LLC (the “Issuer”), a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A Notes and Class B Notes are secured by the assets held by the Issuer. The Debt Securitization was executed through a private placement of $174,000 of Aaa/AAA Class A Notes of the Issuer which bear interest at three-month LIBOR plus 2.40%. The $10,000 face amount of Class B Notes bears interest at a rate of three-month LIBOR plus 2.40%, and the $116,000 face amount of Subordinated Notes does not bear interest. The Class A Notes are included in the June 30, 2012 and September 30, 2011 consolidated statements of financial condition. In partial consideration for the loans transferred to the Issuer as part of the Debt Securitization, Holdings retained all of the Class B and Subordinated Notes totaling $10,000 and $116,000, respectively, and all of the membership interests in the Issuer, which Holdings initially purchased for two hundred and fifty dollars.

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

As of June 30, 2012 and September 30, 2011, there were 81 and 79 portfolio companies with a total fair value of $286,055 and $284,288, respectively, securing the Notes. The pool of loans in the Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The interest charged under the Debt Securitization is based on three-month LIBOR, which as of June 30, 2012 was 0.5%. For the three and nine months ended June 30, 2012, the effective annualized average interest rate, which includes amortization of debt issuance costs on the Debt Securitization, was 3.3% and 3.3%, respectively. For the three and nine months ended June 30, 2012, interest expense was $1,269 and $3,792, respectively.  Cash paid for interest during the three and nine months ended June 30, 2012 was $1,303 and $3,730, respectively. For the three and nine months ended June 30, 2011, the effective annualized average interest rate, which includes amortization of debt issuance costs on the Debt Securitization, was 3.1% and 3.3%, respectively.  For the three and nine months ended June 30, 2011, interest expense was $1,179 and $3,789, respectively.  Cash paid for interest during the three and nine months ended June 30, 2011 was $1,176 and $4,025, respectively.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225,000. An affiliate of the Investment Adviser manages another SBIC. As such, it is possible that GC SBIC IV, L.P. will be constrained in its ability to issue SBA-guaranteed debentures in the future if the other affiliated SBIC has already issued such debentures. As of June 30, 2012, the affiliated SBIC licensee had $90,720 of SBA-guaranteed debentures outstanding, while GC SBIC IV, L.P. had $123,500 of outstanding SBA-guaranteed debentures. This leaves incremental borrowing capacity of a maximum of $10,780 of SBA-guaranteed debentures for GC SBIC IV, L.P. and the affiliated SBIC licensee. As of September 30, 2011, GC SBIC IV, L.P. had $61,300 of outstanding SBA-guaranteed debentures. On August 24, 2010, the date GC SBIC IV, L.P. received its license from the SBA, the SBA restricted the affiliated SBIC licensee from making certain new investments without approval from the SBA. The affiliated SBIC licensee is limited to only making add-on investments in existing portfolio companies. As such, the majority of the incremental borrowing capacity is available for GC SBIC IV, L.P. The borrowing capacity of GC SBIC IV, L.P. could be expanded further if the affiliated SBIC retires its SBA-guaranteed debentures.

GC SBIC IV, L.P. may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements including an examination by the SBA. As of June 30, 2012, the Company had committed and funded $75,000 to GC SBIC IV, L.P. and had SBA-guaranteed debentures of $123,500 outstanding which mature between March 2021 and March 2022. The interest rate on $100,000 of outstanding debentures was fixed at an average annualized interest rate of 3.5%. The annualized interim financing rate on the remaining $23,500 of outstanding debentures was 1.8%. For the three and nine months ended June 30, 2012, the effective annualized average interest rate, which includes amortization of fees paid on the debentures, was 3.6% and 3.4%, respectively. For the three and nine months ended June 30, 2012, interest expense was $989 and $2,319, respectively.  Cash paid for interest during the three and nine months ended June 30, 2012 was zero and $1,210, respectively. For the three and nine months ended June 30, 2011, the effective annualized average interest rate, which includes amortization of fees paid on the debentures, was 3.7% and 2.9%, respectively.  For the three and nine months ended June 30, 2011, interest expense was $256 and $328, respectively.  Cash paid for interest during the three and nine months ended June 30, 2011 was $zero and $64, respectively.

Golub Capital BDC, Inc. and Subsidiaries

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

As of June 30, 2012 and September 30, 2011, the Company had outstanding debt under the Credit Facility of $32,300 and $2,383, respectively. For the three and nine months ended June 30, 2012, the Company had borrowings on the Credit Facility of $22,900 and $92,617, respectively, and repayments on the Credit Facility of $24,800 and $62,700, respectively. For the three and nine months ended June 30, 2012, the effective annualized average interest rate on outstanding borrowings, which includes amortization of debt financing costs, was 2.9% and 3.0%, respectively. For the three and nine months ended June 30, 2012, interest expense was $232 and $629, respectively.  Cash paid for interest during the three and nine months ended June 30, 2012 was $228 and $597, respectively.

The average total debt outstanding (including the debt under the Debt Securitization, SBA debentures and Credit Facility) for the three and nine months ended June 30, 2012 was $317,666 and $297,322, respectively. The average total debt outstanding (including the debt under the Debt Securitization, SBA debentures and Credit Facility) for the three and nine months ended June 30, 2011 was $206,471 and $193,250, respectively.

For the three and nine months ended June 30, 2012, the effective annualized average interest rate on the Company’s total debt outstanding was 3.6% and 3.5%, respectively. For the three and nine months ended June 30, 2011, the effective annualized average interest rate on the Company’s total debt outstanding was 3.2% and 3.2%, respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

 A summary of the Company’s maturity requirements for borrowings as of June 30, 2012 is as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt Securitization	$174,000	$-	$-	$-	$174,000
SBA debentures	123,500	-	-	-	123,500
Credit Facility	32,300	-	-	32,300	-
Total borrowings	$329,800	$-	$-	$32,300	$297,500

Note 7. Derivative Instruments

The following table summarizes the fair value and location of the Company’s derivative instruments on the consolidated statements of financial condition:

		June 30, 2012	September 30, 2011
	Location	Fair Value	Fair Value
Futures Contracts	Unrealized appreciation (depreciation) on derivative instruments	$75	$(141)
TRS	Unrealized appreciation (depreciation) on derivative instruments	74	(1,845)
Total		$149	$(1,986)

The TRS was terminated on April 11, 2012. The balance of $74 as of June 30, 2012 represents unpaid accrued interest owed to the Company, which will be paid in September 2012.

Realized and unrealized gains and losses on derivative instruments recorded by the Company for the three and nine months ended June 30, 2012 are in the following location on the consolidated statements of operations:

		Three months ended June 30, 2012	Nine months ended June 30, 2012		Three months ended June 30, 2012	Nine months ended June 30, 2012
	Location	Realized Gain (Loss)		Location	Unrealized Gain (Loss)
Futures Contracts	Net realized gain (loss) on derivative instruments	$(960)	$(1,563)	Net change in unrealized (depreciation) appreciation on derivative instruments	$(243)	$217
TRS	Net realized gain (loss) on derivative instruments	2,188	3,779	Net change in unrealized (depreciation) appreciation on derivative instruments	(1,405)	1,919
		$1,228	$2,216		$(1,648)	$2,136

There were no realized gains or losses on derivative instruments for the three and nine months ended June 30, 2011. Unrealized gains and losses on derivative instruments recorded by the Company for the three and nine months ended June 30, 2011 are in the following location on the consolidated statements of operations:

		Three months ended June 30, 2011	Nine months ended June 30, 2011
	Location	Unrealized Gain (Loss)
TRS	Net change in unrealized (depreciation) appreciation on derivative instruments	(262)	(262)
		$(262)	$(262)

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Futures contracts:   The Company has entered into ten-year U.S. Treasury futures contracts to mitigate its exposure to adverse fluctuation in interest rates related to the Company’s SBA debentures with a total notional amount of $24,300 as June 30, 2012. The interest rate on the Company’s SBA debentures is fixed semi-annually (each, a “pooling date”) and is based on the ten-year U.S. Treasury rate plus a market spread. The futures contracts insulate the Company against adverse changes in the ten-year U.S. Treasury rate for SBA debentures that the Company has drawn but for which the rate will not be fixed until the next pooling date. As of June 30, 2012, the Company’s cash collateral balance at the broker was $1,287, which is included in cash collateral on deposit with custodian on the consolidated statements of financial condition.

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

For the three and nine months ended June 30, 2012, the realized loss on settlement of futures contracts was $(960) and $(1,563), respectively, and the change in unrealized (depreciation) appreciation related to the futures contracts was $(243) and $217, respectively. As of June 30, 2012 and September 30, 2011, the fair value of the futures contracts was $75 and $(141), respectively. The futures contracts mature in September 2012. The total volume of futures contracts that the Company entered into for the three and nine months ended June 30, 2012 was two hundred forty-three and seven hundred forty-three, respectively.

Total return swap termination:   On April 11, 2012, GCMF terminated the TRS that it had entered into with Citibank.

GCMF entered into the TRS to gain economic exposure to a portfolio of broadly syndicated loans. Generally, under the terms of a total return swap, one party agrees to make periodic payments to another party based on the change in the market value of the assets referenced by the total return swap, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap is typically used to obtain exposure to a security or market without owning or taking physical custody of such security or investing directly in such market.

The Company received from Citibank all interest and fees payable in respect of the loans included in the portfolio. The Company paid to Citibank interest at a rate equal to three-month LIBOR plus 1.2% per annum based on the settled notional value of the TRS. Upon termination of the TRS, the Company received from Citibank the net appreciation in the value of the referenced loans. On a quarterly basis, net payment between the Company and Citibank for interest and realized appreciation and depreciation on the portfolio of loans occurs.

The Company acted as the manager of the rights and obligations of GCMF under the TRS.

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

As of June 30, 2012, the fair value of the TRS was $74, comprised of unpaid accrued interest still owed to the Company under the terms of the TRS. As of September 30, 2011, the fair value of the TRS was $(1,845), comprised of spread interest income of $591 and an unrealized loss on the referenced loans of $(2,436). The change in the fair value of the TRS was $(1,405) and $1,919 for the three and nine months ended June 30, 2012, respectively. The change in the fair value of the TRS was $(262) and $(262) for the three and nine months ended June 30, 2011, respectively. Realized gains on the TRS for the three months ended June 30, 2012 were $2,188, which consisted of spread interest income of $990 and a realized gain of $1,198 on the sale of the referenced loans. Realized gains on the TRS for the nine months ended June 30, 2012 were $3,779, which consisted of spread interest income of $2,560 and a realized gain of $1,219 on the sale of the referenced loans. There were no realized gains or losses on the TRS for the three and nine months ended June 30, 2011.

Upon termination, cash collateral of $19,912 that had secured the obligations to Citibank under the TRS was returned to the Company and is being used to fund new middle-market debt and equity investments.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 8. Commitments and Contingencies

Commitments:  The Company had outstanding commitments to fund investments totaling $52,034 and $49,449 under various undrawn revolvers and other credit facilities as of June 30, 2012 and September 30, 2011, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

 Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
	2012	2011
Per share data(1):
Net asset value at beginning of period	$14.56	$14.71
Net increase in net assets as a result of public offering	0.04	0.06
Costs related to public offering	(0.03)	(0.04)
Dividends and distributions declared	(0.96)	(0.95)
Net investment income	0.84	0.86
Net realized (loss) gain on investments	(0.21)	0.11
Net realized gain (loss) on derivative instruments	0.09	-
Net change in unrealized appreciation (depreciation) on investments	0.15	-
Net change in unrealized appreciation (depreciation) on derivative instruments	0.10	-
Net asset value at end of period	$14.58	$14.75

Per share market value at end of period	$15.09	$14.93
Total return based on market value(2)	8.08%	3.79%
Total return based on average net asset value*	8.73%	6.52%
Shares outstanding at end of period	25,663,009	21,733,903

Ratios/Supplemental Data:

Ratio of expenses (without incentive fees) to average net assets*	6.56%	5.43%
Ratio of incentive fees to average net assets*(3)	1.62%	0.25%
Ratio of total expenses to average net assets*(3)	8.18%	5.68%
Ratio of net investment income to average net assets*	7.62%	7.77%

Net assets at end of period	$374,211	$320,523
Average debt outstanding	$297,322	$193,250
Average debt outstanding per share	$11.59	$8.89
Portfolio turnover*	28.28%	64.52%

*	Annualized for a period less than one year.
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return based on market value assumes dividends are reinvested.
(3)	During the nine months ended June 30, 2012, the Investment Adviser irrevocably waived $647 of incentive fees attributable to the TRS. Had the Investment Advisor not waived these fees, the annualized ratio of incentive fees to average net assets and the annualized ratio of total expenses to average net assets would have been 1.86% and 8.42%, respectively, for the nine months ended June 30, 2012.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2012 and 2011:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Earnings available to stockholders	$5,393	$6,520	$23,014	$18,358
Basic and diluted weighted average shares outstanding	25,639,680	21,319,348	23,803,762	18,923,395
Basic and diluted earnings per share	$0.21	$0.31	$0.97	$0.97

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during the three and nine months ended June 30, 2012 and 2011:

			Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
Nine months ended June 30, 2011
12/08/2010	12/20/2010	12/30/2010	$0.31	$5,028	25,753	$462
2/8/2011	3/18/2011	3/30/2011	$0.32	$5,375	17,779	$303
5/3/2011	6/17/2011	6/29/2011	$0.32	$6,583	24,670	$364
Nine months ended June 30, 2012
12/07/2011	12/19/2011	12/29/2011	$0.32	$6,580	25,052	$375
2/2/2012	3/16/2012	3/29/2012	$0.32	$7,381	55,416	$805
5/1/2012	6/15/2012	6/29/2012	$0.32	$7,858	23,575	$347

Note 12. Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and has determined that there are no subsequent events that require disclosure except for the following:

On August 2, 2012, the Company’s Board declared a quarterly distribution of $0.32 per share payable on September 27, 2012 to holders of record as of September 13, 2012.

On August 6, 2012, the Company announced an At the Market (“ATM”) program to sell up to $50 million of shares of its common stock. An ATM offering is a registered offering by a publicly traded issuer of its listed equity securities selling shares directly into the market at market prices. The Company engaged Wells Fargo Securities and UBS Investment Bank as its placement agents under the ATM program.

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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in November 2009 to continue and expand the business of our predecessor, Golub Capital Master Funding LLC, or GCMF, which commenced operations in July 2007, in making investments in senior secured, one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), mezzanine (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment), second lien loans and equity securities of middle-market companies that are, in most cases, sponsored by private equity firms.

Our shares are currently listed on The NASDAQ Global Select Market under the symbol “GBDC”.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $6.0 billion in capital under management as of June 30, 2012, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2012, our portfolio at fair value was comprised of 40.7% senior secured loans, 37.2% one stop loans, 7.6% second lien loans, 11.7% mezzanine loans and 2.8% equity securities. As of September 30, 2011, our portfolio at fair value was comprised of 44.3% senior secured loans, 38.7% one stop loans, 4.8% second lien loans, 10.2% mezzanine loans and 2.0% equity securities.

As of June 30, 2012 and September 30, 2011, we had debt investments in 116 and 103 portfolio companies, respectively. For the three and nine months ended June 30, 2012, our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield of 9.3% and 9.4% and a weighted average annualized investment income (which includes interest income and amortization of fees and discounts) yield of 10.0% and 10.3%, respectively. For the three and nine months ended June 30, 2011, our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield of 8.6% and 8.6% and a weighted average annualized investment income (which includes interest income and amortization of fees and discounts) yield of 9.6% and 10.1%, respectively.

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

Recent Developments

On August 2, 2012, our board of directors declared a quarterly distribution of $0.32 per share payable on September 27, 2012 to holders of record as of September 13, 2012.

On August 2, 2012, our board of directors approved a share repurchase program which allows us to repurchase up to $30 million of our common stock on the open market at prices below our net asset value as reported in our most recently published financial statements.

Consolidated Results of Operations

Consolidated operating results for the three and nine months ended June 30, 2012 and 2011 are as follows:

	Three months ended June 30,		Variances	Nine months ended June 30,		Variances
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In thousands)

Interest income	$13,744	$9,106	$4,638	$37,816	$24,173	$13,643
Income from amortization of discounts and origination fees	1,067	965	102	3,447	4,146	(699)
Dividend income	-	-	-	377	-	377

Total investment income	14,811	10,071	4,740	41,640	28,319	13,321

Total expenses	8,133	4,119	4,014	21,556	11,954	9,602

Net investment income	6,678	5,952	726	20,084	16,365	3,719
Net realized gains (losses) on investments and derivative instruments	1,158	71	1,087	(2,786)	1,997	(4,783)
Net change in unrealized (depreciation) appreciation on investments and derivative instruments	(2,443)	497	(2,940)	5,716	(4)	5,720

Net income	$5,393	$6,520	$(1,127)	$23,014	$18,358	$4,656

Average earning portfolio company investments, at fair value	$602,056	$427,607	$174,449	$544,103	$380,463	$163,640

Average debt outstanding	$317,666	$206,471	$111,195	$297,322	$193,250	$104,072

The results of operations for the three and nine months ended June 30, 2012 and 2011 may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Interest income increased by $4.6 million from the three months ended June 30, 2011 to the three months ended June 30, 2012 and was primarily driven by an increase in the weighted average investment balance of earning investments from $427.6 million for the three months ended June 30, 2011 to $602.1 million for the three months ended June 30, 2012. To a lesser extent, the increase in interest income was driven by a higher weighted average annualized interest income yield (which excludes income resulting from amortization of fees and discounts), which increased from 8.6% for the three months ended June 30, 2011 to 9.3% for the three months ended June 30, 2012.

Interest income increased by $13.6 million from the nine months ended June 30, 2011 to the nine months ended June 30, 2012 and was primarily driven by an increase in the weighted average investment balance of earning investments from $380.5 million for the nine months ended June 30, 2011 to $544.1 million for the nine months ended June 30, 2012. To a lesser extent, the increase in interest income was driven by a higher weighted average annualized interest income yield (which excludes income resulting from amortization of fees and discounts), which increased from 8.6% for the nine months ended June 30, 2011 to 9.4% for the nine months ended June 30, 2012.

The increase in the yield was driven primarily by the change in asset mix of our portfolio. Higher yielding subordinated and one stop investments increased from 10.6% and 34.8%, respectively, of the total investment in portfolio companies as of June 30, 2011 to 11.7% and 37.2%, respectively, of the total investment in portfolio companies as of June 30, 2012. From June 30, 2011 to June 30, 2012, lower yielding senior secured investments decreased from 47.4% to 40.7% of the total investment in portfolio companies.

Annualized interest income yield (which excludes income resulting from amortization of fees and discounts) by security type for the three and nine months ended June 30, 2012 and 2011 was as follows:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Senior secured	7.3%	7.2%	7.4%	7.2%
One stop	8.9%	8.6%	9.0%	8.6%
Second lien(1)	11.5%	11.6%	10.4%	10.5%
Subordinated debt	13.8%	14.1%	13.7%	14.0%

(1) Second lien loans include loans structured as first lien last out term loans.

Interest rate yields increased for the three and nine months ended June 30, 2012 for senior secured and one stop categories, primarily due to increased pricing on new originations for these product types from pricing for the three and nine months ended June 30, 2011. Interest rate yields on second lien investments and fixed rate subordinated debt remained relatively flat as pricing on new originations remained relatively flat the past three quarters. For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Income from the amortization of discounts and origination fees increased by $0.1 million from the three months ended June 30, 2011 to the three months ended June 30, 2012. Income from the amortization of discounts and origination fees decreased by $0.7 million from the nine months ended June 30, 2011 to the nine months ended June 30, 2012. The fluctuation in amortization of discounts and origination fees depends on the volume of payoffs and the discounts on the loans at the time of payoffs. For the nine months ended June 30, 2011, the discounts and origination fees accelerated into income were larger than for the nine months ended June 30, 2012.

Dividend income increased by $0.4 million from the nine months ended June 30, 2011 to the nine months ended June 30, 2012 as a result of dividend income received from an equity investment in a portfolio company.

Expenses

The following table summarizes our expenses:

	Three months ended June 30,		Variances	Nine months ended June 30,		Variances
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In thousands)

Interest and other debt financing expenses	$2,865	$1,637	$1,228	$7,811	$4,681	$3,130
Base management fee	2,220	1,497	723	6,187	4,122	2,065
Incentive fee	1,917	113	1,804	4,261	525	3,736
Professional fees	538	500	38	1,685	1,558	127
Administrative service fee	489	224	265	1,207	611	596
General and administrative expenses	104	148	(44)	405	457	(52)

Total expenses	$8,133	$4,119	$4,014	$21,556	$11,954	$9,602

Interest and debt financing expenses increased from the three months ended June 30, 2011 to the three months ended June 30, 2012 primarily due to an increase in the weighted average of outstanding borrowings from $206.5 million for the three months ended June 30, 2011 to $317.7 million for the three months ended June 30, 2012. In addition to the $174.0 million of borrowings under the Debt Securitization that was outstanding for the three months ended June 30, 2012 and 2011, we increased our use of debt through GC SBIC IV, L.P., our small business investment company, or SBIC, subsidiary and our revolving credit facility, or the Credit Facility, which had outstanding balances of $123.5 million and $32.3 million, respectively, as of June 30, 2012 and $48.3 million and zero, respectively, as of June 30, 2011. To a lesser extent, the increase in interest expense was also caused by an increase in the effective annualized average interest rate on our outstanding debt from 3.2% for the three months ended June 30, 2011 to 3.6% for the three months ended June 30, 2012.

Interest and debt financing expenses increased from the nine months ended June 30, 2011 to the nine months ended June 30, 2012 primarily due to an increase in the weighted average of outstanding borrowings from $193.3 million for the nine months ended June 30, 2011 to $297.3 million for the nine months ended June 30, 2012. To a lesser extent, the increase in interest expense was also caused by an increase in the effective annualized average interest rate on our outstanding debt from 3.2% for the nine months ended June 30, 2011 to 3.5% for the nine months ended June 30, 2012.

The base management fee and the administrative service fee primarily increased as a result of an increase in average assets and average investments from the three and nine months ended June 30, 2011 to the three and nine months ended June 30, 2012. Additionally, as permitted under the Administration Agreement, beginning January 1, 2012, the allocable portion of the cost of our chief compliance officer and chief financial officer and their respective staffs were charged to us, which was also partially related to the increase in the administrative service fee. These costs are permitted to be charged under the terms of the Administration Agreement but were previously being waived by GC Service.

The incentive fee increased by $1.8 million and $3.7 million from the three and nine months ended June 30, 2011 to the three and nine months ended June 30, 2012, respectively, as a result of the increase in pre-incentive fee net investment income.

As described in the “Net Realized and Unrealized Gains and Losses” section below, we entered into the TRS with Citibank for the purpose of gaining economic exposure to a portfolio of broadly syndicated loans. We subsequently terminated the TRS on April 11, 2012. For the periods ending September 30, 2011 and prior, we had included interest spread payments, which represent the difference between the interest and fees received on the referenced assets underlying the TRS and the interest paid to Citibank on the settled notional value of the TRS, from the TRS in the capital gains component of the incentive fee calculation as this is consistent with generally accepted accounting principles in the United States of America, or GAAP, which records such payments in net realized gains/(losses) on derivative instruments in the consolidated statement of operations. However, we changed our methodology in the first fiscal quarter of fiscal year 2012 pursuant to discussions with the staff, or the Staff, of the SEC, resulting in the TRS interest spread payments being included in the income component of the incentive fee calculation.

For the three and nine months ended June 30, 2012, we received interest spread payments from the TRS of $1.0 million and $2.6 million, respectively. For the three months ended December 31, 2011, including the interest spread payments from the TRS in the income component of the incentive fee calculation caused an increase in the incentive fee by $0.6 million. Upon reviewing the incentive fee calculation and the treatment of the interest spread payments from the TRS, GC Advisors irrevocably waived the incremental portion of the incentive fee attributable from the TRS interest spread payments for the three months ended December 31, 2011. For the three months ended June 30, 2012, the incentive fee was $1.9 million. For the nine months ended June 30, 2012, after taking into account the waiver by GC Advisors, the incentive fee was $4.3 million, rather than $4.9 million. The incentive fee for the three and nine months ended June 30, 2011 was $0.1 million and $0.5 million, respectively.

Golub Capital Incorporated pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to Golub Capital Incorporated for the three and nine months ended June 30, 2012 were $0.1 million and $0.3 million, respectively. Total expenses reimbursed by us to Golub Capital Incorporated for the three and nine months ended June 30, 2011 were $0.1 million and $0.3 million, respectively.

As of June 30, 2012 and September 30, 2011, included in accounts payable and accrued expenses were $0.1 million and $0.1 million, respectively, for accrued expenses paid on behalf of us by Golub Capital Incorporated.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	Three months ended June 30,		Variances	Nine months ended June 30,		Variances
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In thousands)

Net realized (loss) gain on investments	$(70)	$71	$(141)	$(5,002)	$1,997	$(6,999)
Net realized gain on TRS	2,188	-	2,188	3,779	-	3,779
Net realized (loss) on financial futures contracts	(960)	-	(960)	(1,563)	-	(1,563)

Net realized gain (loss)	1,158	71	1,087	(2,786)	1,997	(4,783)

Unrealized (depreciation) on investments	(3,338)	(1,279)	(2,059)	(9,487)	(5,768)	(3,719)
Unrealized appeciation on investments	2,543	2,038	505	13,067	6,026	7,041
Unrealized (depreciation) appreciation on TRS	(1,405)	(262)	(1,143)	1,919	(262)	2,181
Unrealized (deprecation) appreciation on financial futures contracts	(243)	-	(243)	217	-	217

Net change in unrealized (depreciation) appreciation on investments and derivative instruments	$(2,443)	$497	$(2,940)	$5,716	$(4)	$5,720

For the three and nine months ended June 30, 2012, we had net realized losses on investments of $0.1 million and $5.0 million, respectively, primarily as a result of the sale of our investment in two non-accrual portfolio companies in the nine months ended June 30, 2012. During the three months ended June 30, 2012, we had $3.3 million in unrealized depreciation on 85 portfolio company investments, which was partially offset by $2.5 million in unrealized appreciation on 35 portfolio company investments. For the nine months ended June 30, 2012, we had $13.1 million in unrealized appreciation on 54 portfolio company investments, which was partially offset by $9.5 million in unrealized depreciation on 81 portfolio company investments. Unrealized appreciation during the three and nine months ended June 30, 2012 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. A majority of the unrealized depreciation resulted from negative credit related adjustments in certain of our investments which caused a reduction in fair value.

For the three and nine months ended June 30, 2011, we had $0.1 million and $2.0 million in net realized gains, respectively.  For the three months ended June 30, 2011, we had $2.0 million in unrealized appreciation on 29 portfolio company investments, which was partially offset by $1.3 million in unrealized depreciation on 78 portfolio company investments. For the nine months ended June 30, 2011, we had $6.0 million in unrealized appreciation on 57 portfolio company investments, which was partially offset by $5.8 million in unrealized depreciation on 72 portfolio company investments.

Unrealized appreciation during the three and nine months ended June 30, 2011 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation primarily resulted from negative credit-related adjustments which caused a reduction in fair value.

Termination of the Total Return Swap

On April 11, 2012, we terminated the TRS that we had entered into with Citibank.

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

As of June 30, 2012, the fair value of the TRS was $0.1 million, comprised of unpaid accrued interest still owed to us under the terms of the TRS, which will be paid in September 2012. As of September 30, 2011, the fair value of the TRS was $(1.8) million, comprised of spread interest income of $0.6 million and an unrealized loss on the referenced loans of $(2.4) million. The change in the fair value of the TRS was $(1.4) million and $1.9 million for the three and nine months ended June 30, 2012, respectively. The change in the fair value of the TRS was $(0.3) million and $(0.3) million for the three and nine months ended June 30, 2011, respectively. Realized gains on the TRS for the three months ended June 30, 2012 were $2.2 million, which consisted of spread interest income of $1.0 million and a realized gain of $1.2 million on the referenced loans. Realized gains on the TRS for the nine months ended June 30, 2012 were $3.8 million, which consisted of spread interest income of $2.6 million and a realized gain of $1.2 million on the referenced loans. There were no realized gains or loss on the TRS for the three and nine months ended June 30, 2011.

Cash collateral of $19.9 million that had secured the obligations to Citibank under the TRS was returned to the company and will be used to fund new middle-market debt and equity investments.

Ten-Year U.S. Treasury Futures Contracts

We have entered into ten-year U.S. Treasury futures contracts to mitigate our exposure to adverse fluctuation in interest rates related to our Small Business Administration, or SBA, debentures. Based on the daily fluctuation of the fair value of the referenced securities of the financial futures, we record an unrealized gain or loss equal to the daily fluctuation in fair value. Upon maturity or settlement of the futures contracts, we will realize a gain or loss based on the difference of the fair value of the financial futures contracts at inception and the fair value of the futures contracts at settlement or maturity. As of June 30, 2012 and September 30, 2011, the fair value of the futures contracts was $0.1 million and $(1.0) million, respectively. For the three and nine months ended June 30, 2012, the realized loss on settlement of futures contracts was $(1.0) million and $(1.6) million, respectively. For the three and nine months ended June 30, 2012, the change in unrealized (depreciation) appreciation related to the futures contracts was $(0.2) million and $0.2 million, respectively. The losses on the futures contracts were a result of the decrease in the ten-year U.S. Treasury rate. The futures contracts will mature in September 2012.

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

For the nine months ended June 30, 2012, we experienced a net decrease in cash and cash equivalents of $28.3 million. During the same period, we used $131.6 million in operating activities, primarily as a result of fundings of portfolio investments of $292.9 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $120.6 million and net investment income of $20.1 million. During the same period, cash used in investment activities of $21.6 million was driven by the change in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $125.0 million, primarily due to borrowings on debt of $154.8 million and proceeds from shares sold from our public offering of $57.2 million (described below), partially offset by repayments of debt of $62.7 million and distributions paid of $21.8 million.

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

For the nine months ended June 30, 2011, we experienced a net decrease in cash and cash equivalents of $17.1 million.  During the same period we used $107.9 million in operating activities, primarily as a result of fundings of portfolio investments of $274.8 million. This was partially offset by proceeds from principal payments of $108.9 million and sales of portfolio investments of $80.1 million and net investment income of $16.4 million.  During the same period, cash provided by financing activities was $88.3 million, primarily due to net proceeds from the follow-on offering of $59.4 million and borrowings on debt of $48.3 million, partially offset by distributions paid of $17.0 million.  Lastly, net cash provided by investing activities was $2.5 million as a result of a decrease in restricted cash and cash equivalents.

As of June 30, 2012 and September 30, 2011, we had cash and cash equivalents of $18.1 million and $46.4 million, respectively. In addition, we had restricted cash and cash equivalents of $45.1 million and $23.4 million as of June 30, 2012 and September 30, 2011, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of June 30, 2012, $18.8 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitization, which are described in further detail in Note 6 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitization. $4.3 million of such restricted cash and cash equivalents was used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. The remaining $22.0 million of restricted cash and cash equivalents can be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBIC, which are described in further detail in Note 6 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of June 30 2012 and September 30, 2011, we had outstanding commitments to fund investments totaling $52.0 million and $49.4 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2012 and September 30, 2011, subject to the terms of each loan’s respective credit agreement.

As of June 30, 2012 and September 30, 2011, subject to leverage and borrowing base restrictions, we had approximately $42.7 million and $72.6 million, respectively, available for additional borrowings on the Credit Facility.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million. An affiliate of GC Advisors manages another SBIC. As such, it is possible that GC SBIC IV, L.P., our wholly owned SBIC subsidiary, will be constrained in its ability to issue SBA-guaranteed debentures in the future if the other affiliated SBIC has already issued such debentures. As of June 30, 2012, the affiliated SBIC licensee had $90.7 million of SBA-guaranteed debentures outstanding, while GC SBIC IV, L.P. had $123.5 million of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of a maximum of $10.8 million of SBA-guaranteed debentures for GC SBIC IV, L.P. and the affiliated SBIC licensee. Unless specifically approved by the SBA, the other licensee was prohibited by the SBA from making certain new investments when GC SBIC IV, L.P. received its license on August 24, 2010. The affiliated SBIC licensee is limited to only making add-on investments in existing portfolio companies. As such, the majority of the incremental borrowing capacity is available for GC SBIC IV, L.P. The borrowing capacity of GC SBIC IV, L.P. could be expanded further if the affiliated SBIC retires its SBA-guaranteed debentures.

On February 2, 2012, we received a “Green Light” letter from the SBA allowing us to proceed with an application for a second SBIC license and we submitted such an application to the SBA on April 19, 2012.  On May 18, 2012, we received an “Acceptance Letter” from the SBA notifying us that the application had been accepted by the SBA for further processing. The application process is anticipated to take six to twelve months.  If approved, the additional license will provide us with an incremental source of attractive long-term capital.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of June 30, 2012, our asset coverage for borrowed amounts was 282.1% (excluding the SBA debentures).

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

We believe that our existing cash and cash equivalents and available borrowings as of June 30, 2012 will be sufficient to fund our anticipated requirements through at least June 30, 2013.

Portfolio Composition, Investment Activity and Yield

As of June 30, 2012 and September 30, 2011, we had investments in 116 and 103 portfolio companies, respectively, with a total value of $636.6 million and $459.8 million, respectively. The following table shows the asset mix of our new originations for the three and nine months ended June 30, 2012 and 2011:

	Three months ended June 30,				Nine months ended June 30,
	2012		2011		2012		2011
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments

Senior secured	$48,040	91.7%	$65,459	48.2%	$136,242	43.2%	$76,830	25.3%
One stop	2,500	4.8	47,712	35.1	99,968	31.8	67,527	22.2
Second lien	-	-	-	-	32,636	10.4	50,204	16.5
Subordinated debt	1,707	3.3	21,369	15.8	37,490	11.9	104,065	34.2
Equity securities	116	0.2	1,265	0.9	8,515	2.7	5,464	1.8

Total new investment commitments	$52,363	100.0%	$135,805	100.0%	$314,851	100.0%	$304,090	100.0%

For the three and nine months ended June 30, 2012, we had approximately $34.2 million and $114.4 million in proceeds from principal payments of portfolio companies, respectively.  For the three and nine months ended June 30, 2012, we had sales of securities in zero and seven portfolio companies aggregating approximately zero and $6.2 million, respectively.

For the three and nine months ended June 30, 2011, we had approximately $33.5 million and $108.9 million in debt repayments, respectively.  For the three and nine months ended June 30, 2011, we had sales of securities in 19 and 37 portfolio companies aggregating approximately $46.2 million and $80.1 million, respectively.

The following table shows the par, amortized cost and fair value of our portfolio of investments excluding derivative instruments by asset class:

	As of June 30, 2012 (1)			As of September 30, 2011 (1)
		Amortized	Fair		Amortized	Fair
	Par	Cost	Value	Par	Cost	Value
	(In thousands)

Senior secured:
Performing	$258,716	$254,267	$255,943	$203,647	$201,018	$200,940
Non-accrual(2)	6,862	6,856	2,808	9,078	8,711	2,891

One stop:
Performing	237,506	233,973	236,827	178,854	176,393	177,880
Non-accrual(2)	-	-	-	-	-	-

Second lien(3):
Performing	48,783	47,157	48,448	21,922	21,531	21,922
Non-accrual(2)	-	-	-	-	-	-

Subordinated debt:
Performing	73,022	71,848	73,179	46,804	45,888	46,804
Non-accrual(2)	2,870	2,810	1,435	-	-	-

Equity	N/A	18,341	17,992	N/A	9,420	9,390

Total	$627,759	$635,252	$636,632	$460,305	$462,961	$459,827

(1)	Sixteen and fourteen of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of June 30, 2012 and September 30, 2011, respectively.
(2)	We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will not be collected. See "—Critical Accounting Policies— Revenue Recognition."
(3)	Second lien loans included $16.0 million and $12.3 million of loans structured as first lien last out term loans as of June 30, 2012 and September 30, 2011, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate, fixed rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and nine months ended June 30, 2012 and 2011:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Weighted average rate of new investment fundings(1)(2)	8.2%	8.7%	9.3%	8.7%
Weighted average spread over LIBOR of new floating rate investment fundings(1)(2)	6.7%	6.4%	7.1%	6.4%
Weighted average rate of new fixed rate investment fundings	8.0%	13.7%	13.6%	13.6%
Weighted average fees of new investment fundings	1.7%	1.5%	1.9%	1.6%
Weighted average rate of sales and payoffs of portfolio companies	6.7%	5.7%	7.2%	6.2%

(1) For the three and nine months ended June 30, 2012, we have excluded $20.4 million of broadly syndicated loans held for short term investment purposes. These loans had a weighted average rate of 2.6% and a weighted average spread over LIBOR of 2.2%. Had we included the broadly syndicated loans in these rates, for the three and nine months ended June 30, 2012, our weighted average rate of new investments would have been 5.9% and 8.8%, respectively, and our weighted average spread over LIBOR would have been 4.8% and 6.7%, respectively.

(2) For the three and nine months ended June 30, 2011, we have excluded $22.0 million of broadly syndicated loans held for short term investment purposes. These loans had a weighted average rate of 3.9% and a weighted average spread over LIBOR of 3.3%. Had we included the broadly syndicated loans in these rates, for the three and nine months ended June 30, 2011, our weighted average rate of new investments would have been 7.8% and 8.1%, respectively, and our weighted average spread over LIBOR would have been 5.3% and 5.7%, respectively.

For the three and nine months ended June 30, 2012, the weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of income producing loans in our portfolio was 9.3% and 9.4%, respectively. For the three and nine months ended June 30, 2011, the weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of income producing investments in our portfolio were 8.6% and 8.6%, respectively. As of June 30, 2012, 81.2% and 80.5% of our portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2011, 78.8% and 79.0% of our portfolio at fair value and at cost, respectively, had interest rate floors that limited minimum interest rates on such loans.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2012 and September 30, 2011.

	June 30, 2012		September 30, 2011
Investment	Investments	Percentage of	Investments	Percentage of
Performance	at Fair Value	Total	at Fair Value	Total
Rating	(In thousands)	Investments	(In thousands)(1)	Investments
5	$138,479	21.7%	$49,691	10.8%
4	437,319	68.7	360,259	78.7
3	56,168	8.8	45,141	9.9
2	341	0.1	2,891	0.6
1	4,325	0.7	-	-
Total	$636,632	100.0%	$457,982	100.0%

(1)	As of September 30, 2011, the TRS was included in the above table with an investment performance rating of 4. The fair value of the TRS as of September 30, 2011 was $(1.8) million.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of June 30, 2012 is as follows:

	Payments Due by Period (In millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt Securitization	$174.0	$-	$-	$-	$174.0
SBA debentures	123.5	-	-	-	123.5
Credit Facility	32.3	-	-	32.3	-
Unfunded commitments(1)	52.0	52.0	-	-	-
Total contractual obligations	$381.8	$52.0	$-	$32.3	$297.5

(1) Unfunded commitments represent all amounts unfunded as of June 30, 2012. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category, as this entire amount was eligible for funding to the borrowers as of June 30, 2012.

The notes offered in the Debt Securitization are scheduled to mature on July 20, 2021. The SBA debentures are scheduled to mature between March 2021 and March 2022. The Credit Facility is scheduled to mature on October 21, 2015.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2012 and September 30, 2011, we had outstanding commitments to fund investments totaling $52.0 million and $49.4 million, respectively.

Our ten-year U.S. Treasury futures contracts contain elements of off-balance sheet market and credit risk. Such derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of our derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of these derivative instruments and may realize a loss. We minimize market risk through monitoring our investments. In addition to market risk, we have credit risk that a counterparty will not be able to meet its obligations to us. It is our policy to review, as necessary, the credit standing of each counterparty.

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

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we distribute to our stockholders, we are required under the Code to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our net stockholders on an annual basis. Additionally, we must meet the annual distribution requirements of the U.S. federal excise tax rules. We intend to distribute quarterly distributions to our stockholders as determined by our board of directors.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse U.S. federal income tax consequences, including the possible loss of our qualification as a RIC. We cannot assure stockholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our ordinary income or gains. We believe a portion of the distributions paid to stockholders for the quarter ended June 30, 2012 represented a return of capital.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.
•	GC Service provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.
•	We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”
•	Under a staffing agreement, or Staffing Agreement, between Golub Capital and GC Advisors, Golub Capital has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis.
•	In our common stock offering that closed on February 3, 2012, Golub Capital Employee Grant Program Rabbi Trust, a trust organized for the purpose of awarding equity incentive compensation to employees of Golub Capital, purchased an aggregate of $3.1 million of shares at the public offering price per share. In addition, in the same offering, Mr. William M. Webster IV, one of our directors, purchased 15,000 shares at the public offering price per share, and Mr. John T. Baily, one of our directors, purchased $75,000 of shares at the public offering price per share. The same trust also invested $3.1 million through open market purchases from March 1, 2012 through June 30, 2012.

•	GC Advisors irrevocably waived $0.6 million of the incentive fee payable by us to GC Advisors for the three months ended December 31, 2011, representing the difference between (1) the incentive fee attributable to the TRS if the spread between the interest received on the reference assets underlying the TRS and the interest paid to Citibank on the settled notional value of the TRS were to be treated as part of the income component of the incentive fee and (2) the incentive fee attributable to the TRS if such interest spread were to be treated as part of the capital gains component of such incentive fee.

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

We follow Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, as amended, for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Our fair value analysis includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or labiality as of the measurement date. The three levels are defined as follows:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 investments during the nine months ended June 30, 2012 and 2011. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Cash and cash equivalents held at large financial institutions and futures contracts that are valued based on quoted market prices in active markets are categorized in Level 1 of the fair value hierarchy. All other assets and liabilities as of June 30, 2012 and September 30, 2011 were valued using Level 3 inputs of the fair value hierarchy. Level 1 assets and liabilities are valued using quoted market prices. Level 2 assets and liabilities are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 assets and liabilities are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of our valuation of debt and equity securities without readily available market quotations subject to review by an independent valuation firm.

When valuing Level 3 debt and equity investments, we may take into account the following factors, where relevant, in determining the fair value of the investments: the enterprise value of a portfolio company, the nature and realizable valuable of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. In addition, for certain debt and equity investments, we may base our valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept for an investment. We generally uses the midpoint of the bid/ask range as our best estimate of fair value of such investment.

Fair value of our debt is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

Due to the inherent uncertainty of determining the fair value of Level 3 assets and liabilities that do not have a readily available market value, the fair value of the assets and liabilities may differ significantly from the values that would have been used had a market existed for such assets and liabilities and may differ materially from the values that may ultimately be received or settled. Further, such assets and liabilities are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which such investment had previously been recorded.

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

We recorded the fair value of our investment in the TRS based on the unrealized gain or loss of the reference securities of the TRS. For GAAP purposes, realized gains and losses on the TRS were composed of any gains or losses on the referenced portfolio of loans as well as the net interest received or owed at the time of the quarterly settlement. For GAAP purposes, unrealized gains and losses on the TRS were composed of the net interest income earned or interest expense owed during the period that was not previously settled as well as the change in fair value of the referenced portfolio of loans.

Non-accrual:   Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $4.2 million and $2.9 million as of June 30, 2012 and September 30, 2011, respectively.

Income taxes:

We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. In order to qualify as a RIC, we are required to meet certain source of income and asset diversification requirements and timely distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, each year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

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

Because U.S. federal income tax regulations differ from GAAP, distributions in accordance with such tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their U.S. federal income tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. During the period covered by our predecessor’s financial statements, many of the loans in our portfolio had floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. In addition, the Class A Notes issued as a part of the Debt Securitization have a floating interest rate provision based on 3-month LIBOR that resets quarterly and the Credit Facility has a floating interest rate provision based on 1-month LIBOR that resets daily, and we expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the consolidated statement of financial condition as of June 30, 2012 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (decrease) in	Increase (decrease) in	Net
Change in interest rates	interest income	interest expense	increase (decrease)
	(in thousands)
Down 25 basis points	$(105)	$(516)	$411
Up 100 basis points	677	2,063	(1,386)
Up 200 basis points	5,473	4,126	1,347
Up 300 basis points	10,800	6,189	4,611

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under the Debt Securitization or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Golub Capital BDC, Inc.

Dated: August 6, 2012	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2012	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)

