Form 10-K
period 2012-09-30
Golub Capital BDC, Inc.
filed 2012-11-29
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on March 31, 2012 based on the closing price on that date of $15.27 on the Nasdaq Global Select Market was approximately $264.5 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 28,582,221 shares of the registrant’s common stock outstanding as of November 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2012.

i

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and “Golub Capital BDC” refer to Golub Capital BDC, Inc., a Delaware corporation, and its consolidated subsidiaries, including the Securitization Issuer and Holdings, and, for the periods prior to consummation of the BDC Conversion (as defined below), Golub Capital BDC LLC, a Delaware limited liability company, and its consolidated subsidiaries;
•	“Holdings” refers to Golub Capital BDC 2010-1 Holdings LLC, our direct subsidiary, and “Securitization Issuer” refers to Golub Capital BDC 2010-1 LLC, our indirect subsidiary;
•	“Controlling Class” refers to the most senior class of notes of the Securitization Issuer then outstanding;
•	“Debt Securitization” refers to the $300 million term debt securitization that we completed on July 16, 2010;
•	“GC Advisors” refers to GC Advisors LLC, our investment adviser;
•	“GC Service” refers to GC Service Company, LLC, an affiliate of GC Advisors and our administrator; and
•	“Golub Capital” refers, collectively, to the activities and operations of Golub Capital Incorporated and Golub Capital LLC (formerly Golub Capital Management LLC), which entities employ all of Golub Capital’s investment professionals, as well as GC Advisors, GC Service, associated investment funds and their respective affiliates.

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

Item 1. Business

GENERAL

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We were formed in November 2009 to continue and expand the business of our predecessor, GCMF, which commenced operations in July 2007, to make investments in senior secured, one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), second lien and mezzanine (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans and warrants and equity securities of middle-market companies that are, in most cases, sponsored by private equity firms. In this annual report on Form 10-K, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of between $5 million and $50 million annually.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $7.0 billion of capital under management, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

We seek to create a diverse portfolio that includes senior secured, one stop, second lien and mezzanine loans and warrants and minority equity securities by primarily investing approximately $5 million to $25 million of capital, on average, in the securities of U.S. middle-market companies. We may also selectively invest more than $25 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

In the current environment, we continue to focus on senior secured loans and one stop investments, given the greater principal protection from the first lien nature of these loans.

As of September 30, 2012, our portfolio at fair value was comprised of 40.7% senior secured loans, 39.5% one stop loans, 6.6% second lien loans, 10.0% mezzanine loans and 3.2% equity. As of September 30, 2011, our portfolio at fair value was comprised of 44.3% senior secured loans, 38.7% one stop loans, 4.8% second lien loans, 10.2% mezzanine loans and 2.0% equity.

As of September 30, 2012, 2011 and 2010, we had debt and equity investments in 121, 103 and 94 portfolio companies, respectively. For the years ended September 30, 2012, 2011 and 2010, our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average interest income (which excludes income resulting from amortization of fees and discounts) yield of 9.3%, 8.6% and 8.4% and a weighted average investment income (which includes interest income and amortization of fees and discounts) yield of 10.2%, 9.9% and 10.9%, respectively.

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

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov, or by writing the SEC's Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549-0102. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Our Investment Adviser

Our investment activities are managed by our investment adviser, GC Advisors. GC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. GC Advisors was organized in September 2008 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our amended and restated investment advisory agreement, or the Investment Advisory Agreement, with GC Advisors, we pay GC Advisors a base management fee and an incentive fee for its services. See “Business — Management Agreements — Management Fee” for a discussion of the base management fee and incentive fee, including the cumulative income incentive fee and the income and capital gains incentive fee, payable by us to GC Advisors. Unlike most closed-end funds whose fees are based on assets net of leverage, our base management fee is based on our average-adjusted gross assets (including leverage, unrealized depreciation or appreciation on derivative instruments, and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and, therefore, GC Advisors benefits when we incur debt or use leverage. Additionally, under the incentive fee structure, GC Advisors benefits when capital gains are recognized and, because it determines when a holding is sold, GC Advisors controls the timing of the recognition of capital gains. Our board of directors is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. See “Business — Management Agreements — Board Approval of the Investment Advisory Agreement.”

GC Advisors is an affiliate of Golub Capital and has entered into a staffing agreement, or the Staffing Agreement, with two Golub Capital affiliates, Golub Capital Incorporated and Golub Capital LLC. Under the Staffing Agreement, these companies make experienced investment professionals available to GC Advisors and provide access to the senior investment personnel of Golub Capital and its affiliates. The Staffing Agreement provides GC Advisors with access to investment opportunities, which we refer to in the aggregate as deal flow, generated by Golub Capital and its affiliates in the ordinary course of their businesses and commits the members of GC Advisors’ investment committee to serve in that capacity. As our investment adviser, GC Advisors is obligated to allocate investment opportunities among us and its other clients fairly and equitably over time in accordance with its allocation policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.” However, there can be no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. GC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Golub Capital’s investment professionals.

An affiliate of GC Advisors, GC Service, provides the administrative services necessary for us to operate. See “Business — Management Agreements — Administration Agreement” for a discussion of the fees and expenses we are required to reimburse to GC Service.

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in one stop and junior capital financings, which is our long-term investment focus. Golub Capital invested more than $3.6 billion in one stop and mezzanine transactions across a variety of market environments and industries between 2001 and September 30, 2012. Since its inception, Golub Capital has closed deals with over 150 middle-market sponsors and repeat transactions with over 90 sponsors.

Golub Capital’s middle-market lending group is managed by a four-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman and Gregory W. Cashman. As of September 30, 2012, Golub Capital’s 55 investment professionals had an average of over 11 years of investment experience and were supported by 93 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Investment Criteria/Guidelines

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured, one stop, second lien, mezzanine loans of, and warrants and minority equity securities in, U.S. middle-market companies. We seek to generate strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries and private equity investors.

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

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. Golub Capital’s origination personnel are located in offices in New York and Chicago. Each originator maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.

Underwriting.  We utilize the systematic, consistent approach to underwriting developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of this equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 35% and 50% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies. In evaluating a particular company, we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company in which we are investing), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligations under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Our due diligence process for middle-market credits will typically entail:

•	a thorough review of historical and pro forma financial information,
•	on-site visits,
•	interviews with management and employees
•	a review of loan documents and material contracts,
•	third-party “quality of earnings” accounting due diligence,
•	when appropriate, background checks on key managers and research relating to the company’s business, industry, markets, customers, suppliers, products and services and competitors, and
•	the commission of third-party market studies when appropriate.

The following chart illustrates the stages of Golub Capital’s evaluation and underwriting process:

ILLUSTRATIVE DEAL EVALUATION PROCESS

FUND INVESTMENTS

Execution.  In executing transactions for us, GC Advisors utilizes the due diligence process developed by Golub Capital. Through a consistent approach to underwriting and careful attention to the details of execution, it seeks to close deals as fast or faster than competitive financing providers while maintaining discipline with respect to credit, pricing and structure to ensure the ultimate success of the financing. Upon completion of due diligence, the investment team working on an investment delivers a memorandum to GC Advisors’ investment committee. Once an investment has been approved by the investment committee on a consensus basis, it moves through a series of steps generally, including initial documentation using standard document templates, final documentation, including resolution of business points and the execution of original documents held in escrow. Upon completion of final documentation, a loan is funded upon the execution of an investment committee memorandum by members of GC Advisors’ investment committee.

Monitoring.  We view active portfolio monitoring as a vital part of our investment process. We consider board observation rights, where appropriate, regular dialogue with company management and sponsors and detailed, internally generated monitoring reports to be critical to our performance. Golub Capital has developed a monitoring template that is designed to reasonably ensure compliance with these standards. This template is used by GC Advisors as a tool to assess investment performance relative to our investment plan. In addition, our portfolio companies may rely on us to provide them with financial and capital markets expertise.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2012 and 2011:

	September 30, 2012		September 30, 2011
Investment Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)(1)	Percentage of Total Investments
5	$145,414	21.6%	$49,691	10.8%
4	468,182	69.6	360,259	78.7
3	55,149	8.2	45,141	9.9
2	340	0.1	2,891	0.6
1	3,825	0.5	—	—
Total	$672,910	100.0%	$457,982	100.0%

(1)	The fair value of the total return swap, or TRS, at September 30, 2011 was $(1,845). We did not have an investment in a TRS as of September 30, 2012. The TRS is included in the above table with an investment performance rating of 4 as of September 30, 2011.

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

In addition to reviewing investments, investment committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are reviewed on a regular basis. Members of the investment team are encouraged to share information and credit views with the investment committee early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members to work more efficiently.

Each transaction is presented to the investment committee in a formal written report. All of our new investments must be approved by a consensus of the investment committee. Each member of the investment committee performs a similar role for other investment funds, accounts or other investment vehicles, collectively referred to as accounts, sponsored or managed by Golub Capital and its affiliates.

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

One Stop Loans.  We structure our one stop loans as senior secured loans. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of the portfolio company. One stop loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. One stop loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases, we are the sole lender, or we together with our affiliates are the sole lenders, of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

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

Mezzanine investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. In addition, the PIK feature of many mezzanine loans, which effectively operates as negative amortization of loan principal, thereby increases credit risk exposure over the life of the loan.

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

Investments

We seek to create a diverse portfolio that includes senior secured, one stop, second lien and mezzanine loans and warrants and minority equity securities by investing approximately $5 million to $25 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2012, as well as the top ten industries in which we were invested as of September 30, 2012, in each case calculated as a percentage of our total investments as of such date.

Portfolio Company	Fair Value of Investments (In thousands)	Percentage of Total Investments
National Healing Corporation	$22,672	3.4%
Employment Law Training, Inc.	18,976	2.8
Competitor Group, Inc.	18,364	2.7
Massage Envy, LLC	17,600	2.6
IntegraMed America, Inc.	14,809	2.2
Benihana, Inc.	14,200	2.1
Vision Source L.P.	14,137	2.1
Blue Coat Systems, Inc.	13,729	2.0
Ecommerce Industries, Inc.	13,530	2.0
Oasis Outsourcing Holdings, Inc.	13,355	2.0
	$161,372	23.9%

Industry	Fair Value of Investments (In thousands)	Percentage of Total Investments
Healthcare, Education and Childcare	$126,518	18.8%
Retail Stores	84,637	12.6
Diversified Conglomerate Service	76,002	11.3
Electronics	64,398	9.6
Beverage, Food and Tobacco	50,686	7.5
Personal, Food and Miscellaneous Services	44,746	6.6
Diversified Conglomerate Manufacturing	41,583	6.2
Leisure, Amusement, Motion Pictures, Entertainment	38,925	5.8
Automobile	23,567	3.5
Personal and Non Durable Consumer Products	20,383	3.0
	$571,445	84.9%

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

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by GC Advisors. We have a chief executive officer, chief financial officer and chief compliance officer and, to the extent necessary, our board of directors may elect to hire additional personnel going forward. Our officers are employees of GC Service, an affiliate of GC Advisors, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs are paid by us pursuant to the administration agreement, or the Administration Agreement, we entered into with GC Service. Some of our executive officers are also officers of GC Advisors. See “Business — Management Agreements —  Administration Agreement.”

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

We pay GC Advisors an incentive fee. We have structured the calculation of the incentive fee to include a fee limitation such that an incentive fee for any quarter can only be paid to GC Advisors if, after such payment, the cumulative incentive fees paid to GC Advisors since April 13, 2010, the effective date of our election to become a business development company, would be less than or equal to 20.0% of our Cumulative Pre-Incentive Fee Net Income (as defined below).

We accomplish this limitation by subjecting each quarterly incentive fee payable under the Income and Capital Gains Incentive Fee Calculation (as defined below) to a cap, or the Incentive Fee Cap. The Incentive Fee Cap in any quarter is equal to the difference between (a) 20.0% of Cumulative Pre-Incentive Fee Net Income and (b) cumulative incentive fees of any kind paid to GC Advisors by us since April 13, 2010. To the extent the Incentive Fee Cap is zero or a negative value in any quarter, no incentive fee would be payable in that quarter. “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income (as defined below) for each period since April 13, 2010 and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation since April 13, 2010.

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

Incentive fees are calculated as described below and payable quarterly in arrears (or, upon termination of the Investment Advisory Agreement, as of the termination date).

Income and Capital Gains Incentive Fee Calculation

The income and capital gains incentive fee calculation, or the Income and Capital Gain Incentive Fee Calculation, has two parts: the income component and the capital gains component. The income component is calculated quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter.

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

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% quarterly. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our Pre-Incentive Fee Net Investment Income and make it easier for GC Advisors to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our Pre-Incentive Fee Net Investment Income used to calculate this part of the incentive fee is also included in the amount of our total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) used to calculate the 1.375% base management fee, which fee is payable on all of our assets managed by GC Advisors.

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

The sum of these calculations yields the “Income Incentive Fee”. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.

The following is a graphical representation of the Income Incentive Fee calculation:

Quarterly Income Component of Income and Capital Gains Incentive Fee Calculation Based on Net Income

Pre-Incentive Fee Net Investment Income
(Expressed as a Percentage of the Value of Net Assets)

Percentage of Pre-Incentive Fee Net Investment Income Allocated to Income Component of Income and Capital Gains Incentive Fee Calculation

The second part of the Incentive Fee Calculation, or the Capital Gain Incentive Fee, equals (a) 20.0% of our Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. Our “Capital Gain Incentive Fee Base” equals the sum of (1) our realized capital gains (including realized capital gains on derivative instruments), if any, on a cumulative positive basis from April 13, 2010 through the end of each calendar year, (2) all realized capital losses (including realized capital losses on derivative instruments) on a cumulative basis and (3) all unrealized capital depreciation (including unrealized capital depreciation on derivative instruments) on a cumulative basis.

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

The sum of the Income Incentive Fee and the Capital Gain Incentive Fee is the “Incentive Fee”.

We will accrue the Capital Gain Incentive Fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) is positive. The Capital Gain Incentive Fee is calculated on a cumulative basis from April 13, 2010 through the end of each calendar year. For the calendar years ended December 31, 2011 and 2010, the Capital Gain Incentive Fee was zero. For the fiscal year ended September 30, 2012, 2011 and 2010, the Capital Gain Incentive Fee was zero.

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

Alternative 1

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Pre-Incentive Fee Net Investment Income (investment income – (management fee + other expenses)) = 0.556%

Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no Incentive Fee.

Alternative 2

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.80%

Pre-Incentive Fee Net Investment Income (investment income – (management fee + other expenses)) = 2.106%

Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee	= 100% × “catch-up” + the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income – 2.50%))
= (100% × (2.106% – 2.00%)) + 0%
= 100% × 0.106%
= 0.106%

Alternative 3

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.50%

Pre-Incentive Fee Net Investment Income (investment income – (management fee + other expenses)) = 2.806%

Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee	= 100% × “catch-up” + the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income – 2.50%))
= (100% × (2.50% – 2.00%)) + (20% × (2.806% – 2.50%))
= 0.50%+ (20% × 0.306%)
= 0.50%+ 0.061%
= 0.561%

Example 2 — Capital Gains Portion of Incentive Fee:

Alternative 1:

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”) and $30 million investment made in Company B (“Investment B”)
Year 2:	Investment A is sold for $15 million and fair market value (“FMV”) of Investment B determined to be $29 million
Year 3:	FMV of Investment B determined to be $27 million
Year 4:	Investment B sold for $25 million

The capital gains portion of the Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	None (Sales transaction resulted in a realized capital loss on Investment A)
Year 3:	None (No sales transactions)
Year 4:	None (Sales transaction resulted in a realized capital loss on Investment B)

Each quarterly incentive fee payable on the Income and Capital Gains Incentive Fee Calculation is subject to the Incentive Fee Cap. Below are the necessary adjustments to the Incentive Fee payable to adhere to the Incentive Fee Cap.

Year 1:	No adjustment; no realized capital losses or unrealized capital depreciation
Year 2:	Investment A sold at a $5 million loss. Investment B has unrealized capital depreciation of $1 million. Therefore, GC Advisors would not be paid on the $6 million realized/unrealized loss which would result in a lower Incentive Fee by $1.2 million.
Year 3:	Investment B has unrealized capital depreciation of $2 million. Therefore, GC Advisors would not be paid on the $2 million unrealized capital depreciation which would result in a lower Incentive Fee by $400,000.
Year 4:	Investment B sold at a $5 million loss. Investment B was previously marked down by $3 million; therefore, we would realize a $5 million loss on Investment B and reverse the previous $3 million in unrealized capital depreciation. The net effect would be a loss of $2 million. GC Advisors would not be paid on the $2 million loss which would result in a lower Incentive Fee by $400,000.

Alternative 2

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
Year 2:	FMV of Investment A determined to be $18 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
Year 3:	Investment A sold for $18 million. FMV of Investment B determined to be $24 million and FMV of Investment C determined to be $25 million.
Year 4:	FMV of Investment B determined to be $22 million. Investment C sold for $24 million.
Year 5:	Investment B sold for $20 million

Each quarterly Incentive Fee payable on the Income and Capital Gains Incentive Fee Calculation is subject to the Incentive Fee Cap. Below are the necessary adjustments to the Incentive Fee payable to adhere to the Incentive Fee Cap.

Year 1:	No adjustment; no realized capital losses or unrealized capital depreciation.
Year 2:	Investment A has unrealized capital depreciation of $2 million. Investment B has unrealized capital depreciation of $5 million. Therefore, GC Advisors would not be paid on the $7 million unrealized capital depreciation which would result in a lower Incentive Fee by $1.4 million.
Year 3:	Investment B has additional unrealized capital depreciation of $1 million. Therefore, GC Advisors would not be paid on the $1 million unrealized capital depreciation which would result in a lower Incentive Fee by $200,000.

Year 4:	Investment B has additional unrealized capital depreciation of $2 million. Investment C sold at a $1 million realized loss. Therefore, we would not be paid on the $3 million realized/unrealized loss which would result in a lower Incentive Fee by $600,000.
Year 5:	Investment B sold at a $10 million loss. Investment B was previously marked down by $8 million; therefore, we would realize a $10 million loss on Investment B and reverse the previous $8 million in unrealized capital depreciation. The net effect would be a loss of $2 million. GC Advisors would not be paid on the $2 million loss which would result in a lower Incentive Fee by $400,000.

The capital gains portion of the Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	None (No sales transactions)
Year 3:	None (Sales transaction resulted in a realized capital loss on Investment A)
Year 4:	None (Sales transaction resulted in a realized capital loss on Investment C)
Year 5:	None (Sales transaction resulted in a realized capital loss on Investment B)

Alternative 3

Assumptions

Year 1:	$25 million investment made in Company A (“Investment A”) and $20 million investment made in Company B (“Investment B”)
Year 2:	Investment A is sold for $30 million and FMV of Investment B determined to be $22 million
Year 3:	FMV of Investment B determined to be $23 million
Year 4:	Investment B sold for $23 million

The capital gains portion of the Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	$1 million (20% multiplied by $5 million realized capital gains on sale of Investment A)
Year 3:	None (No sales transactions)
Year 4:	$600,000 (20% multiplied by $8 million realized capital gains on sale of Investment A and Investment B) less $1 million (capital gains fee paid in year 2).

Each quarterly Incentive Fee payable on the Income and Capital Gains Incentive Fee Calculation is subject to the Incentive Fee Cap. Below are the necessary adjustments to the Incentive Fee payable to adhere to the Incentive Fee Cap.

Year 1:	No adjustment necessary
Year 2:	No adjustment necessary. GC Advisors would not be paid on the $2 million unrealized gain on Investment B.
Year 3:	No adjustment necessary. GC Advisors would not be paid on the $1 million unrealized gain on Investment B.
Year 4:	No adjustment necessary

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

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement, as amended, will continue in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons,” as that term is defined in the 1940 Act, of us. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by GC Advisors and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities, by vote, may also terminate the Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to our Business and Structure — We are dependent upon key personnel of GC Advisors for our future success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.”

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

Board Approval of the Investment Advisory Agreement

At a meeting of our board of directors held on February 2, 2012, our board of directors unanimously voted to approve the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•	the nature, extent and quality of the advisory and other services provided to us by GC Advisors;
•	the investment performance of us and GC Advisors;
•	the fee structures of comparable externally managed business development companies that engage in similar investing activities; and
•	various other matters.

Based on the information reviewed and the considerations detailed above, the board of directors, including all of the directors who are not “interested persons,” as that term is defined in the 1940 Act, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Investment Advisory Agreement, as well as the Administration Agreement, as being in the best interests of our stockholders.

Our board of directors approved an amendment to the Investment Advisory Agreement by unanimous written consent on June 17, 2010. On July 16, 2010, we amended and restated the Investment Advisory Agreement to effectuate the fee offsetting arrangement associated with the Debt Securitization, thereby assuring that the management fees paid by our stockholders (whether directly or indirectly) do not exceed those in the original investment advisory agreement. These amendments provide that the base management fee payable by us under the Investment Advisory Agreement is reduced, to the extent that GC Advisors or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of ours, by an amount equal to the product of (1) the total fees that are paid to GC Advisors by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by us. The change was approved unanimously by our board of directors, including all of the independent directors. However, because the change was not material, but rather assured continuation of the economic arrangements agreed to and approved by the initial stockholders and the board of directors and was beneficial to our stockholders (such that no rational investor would vote against the change), submitting the change to a stockholder vote was determined to be an unnecessary and inappropriate cost for us to incur at the expense of our stockholders. We believe that prior to these amendments, the Investment Advisory Agreement authorized securitization transactions.

Administration Agreement

Pursuant to the Administration Agreement, GC Service furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, GC Service performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, GC Service assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, GC Service also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance. GC Service may retain third parties to assist in providing administrative services to us. To the extent that GC Service outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to GC Service. We reimburse GC Service for the allocable portion (subject to approval of our board of directors) of GC Service’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, GC Service is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. On February 2, 2012, the Administration Agreement was renewed for a one-year term with the approval of our board of directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that GC Service outsources any of its functions we pay the fees associated with such functions on a direct basis without profit to GC Service.

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

License Agreement

We have entered into a license agreement with Golub Capital LLC under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital”. Under this agreement, we will have a right to use the “Golub Capital” name for so long as GC Advisors or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Golub Capital” name. This license agreement will remain in effect for so long as the Investment Advisory Agreement with GC Advisors is in effect.

Staffing Agreement

We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors is an affiliate of Golub Capital and depends upon access to the investment professionals and other resources of Golub Capital and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. GC Advisors also depends upon Golub Capital to obtain access to deal flow generated by the professionals of Golub Capital and its affiliates. Under the Staffing Agreement, Golub Capital provides GC Advisors with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Golub Capital will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee serve in such capacity. The Staffing Agreement remains in effect until terminated and may be terminated by either party without penalty upon 60 days’ written notice to the other party. Services under the Staffing Agreement are provided to GC Advisors on a direct cost reimbursement basis, and such fees are not our obligation.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter,” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental and each may be changed without stockholder approval. To the extent we adopt any fundamental policies, no person from whom we borrow will have, in his or her capacity as lender or debtholder, either a veto power or a vote in approving or changing any of our fundamental policies.

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

We look through our subsidiaries to the underlying holdings (considered together with portfolio assets held outside of our subsidiaries) for purposes of determining compliance with the 70% qualifying assets requirement of the 1940 Act. On a consolidated basis, at least 70% of our assets will be eligible assets.

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

Codes of Ethics

We and GC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is attached as an exhibit to this annual report on Form 10-K, and is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request to publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Our proxy voting decisions are made by GC Advisors’ Chief Executive Officer and President. To ensure that GC Advisors’ vote is not the product of a conflict of interest, GC Advisors requires that (1) anyone involved in the decision-making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how GC Advisors intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, GC Advisors will disclose such conflicts to us, including our independent directors, and may request guidance from us on how to vote such proxies.

Proxy Voting Records

You may obtain information without charge about how GC Advisors voted proxies by making a written request for proxy voting information to Golub Capital BDC, Inc., Attention: Investor Relations, 150 South Wacker Drive, Suite 800, Chicago, IL 60606, or by calling Golub Capital BDC, Inc. collect at (312) 205-5050.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million and the maximum amount that may be issued by a single SBIC licensee is $150.0 million. An affiliate of the Investment Adviser manages another SBIC. As of September 30, 2012, the affiliated SBIC licensee had $41.6 million of SBA-guaranteed debentures outstanding, while GC SBIC IV, L.P. had $123.5 million of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $26.5 million for GC SBIC IV L.P. to reach its cap of $150 million of SBA-guaranteed debentures under present SBIC regulations. On August 24, 2010, the date GC SBIC IV, L.P. received its license from the SBA, the SBA restricted the affiliated SBIC licensee from making new investments. The affiliated SBIC licensee is limited to only making add-on investments in existing portfolio companies.

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

Should failure occur; not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends, and for tax years beginning before 2013 (if not extended further by Congress), non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years.

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

Our predecessor, GCMF, was formed in June 2007 and commenced operations in July 2007. Prior to the completion of our initial public offering in April 2010, we did not operate as a business development company or RIC. As a result of our limited operating history, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.

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

We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. We expect that GC Advisors will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of GC Advisors will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Golub Capital and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of GC Advisors have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

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

GC Advisors’ investment committee provides oversight over our investment activities. GC Advisors’ investment committee consists of two members of our board of directors and two additional employees of

Golub Capital. The loss of any member of GC Advisors’ investment committee or of other senior investment professionals of GC Advisors and its affiliates would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business model depends to a significant extent upon strong referral relationships with sponsors. Any inability of GC Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon Golub Capital’s relationships with sponsors, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Golub Capital fails to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of Golub Capital have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.

We may not replicate the historical results achieved by our predecessor, GCMF, or other entities managed or sponsored by members of GC Advisors’ investment committee, or by GC Advisors or its affiliates.

Our investments may differ from those of our predecessor, GCMF, and existing accounts that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. Investors in our common stock are not acquiring an interest in any accounts that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. We may consider co-investing in portfolio investments with other accounts sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or its affiliates. Any such investments are subject to regulatory limitations and approvals by directors who are not “interested persons,” as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

Our financial condition, results of operations and cash flows depend on our ability to manage our business effectively.

Our ability to achieve our investment objective depends on our ability to manage our business and to grow. This depends, in turn, on GC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon GC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. GC Advisors has substantial responsibilities under the Investment Advisory Agreement, as well as responsibilities in connection with the management of other accounts sponsored or managed by GC Advisors, members of GC Advisors’ investment committee or Golub Capital and its affiliates. The personnel of GC Advisors and its affiliates, including GC Service, may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The members of GC Advisors’ investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Similarly, GC Advisors or its affiliates currently manage and may have other clients with similar or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Lawrence E. Golub and David B. Golub have management responsibilities for other accounts managed or sponsored by GC Advisors or its affiliates. Our investment objective may overlap with the investment objectives of such affiliated accounts. For example, GC Advisors currently manages several private funds that are pursuing an investment strategy similar to ours, some of which are continuing to seek new capital commitments, and we may compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisor’s pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient securities or loan amounts were available. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

The incentive fee payable by us to GC Advisors also may create an incentive for GC Advisors to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee is based on income that we have not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities.

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

We have entered into a license agreement with Golub Capital LLC under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital”. See “Business — Management Agreements — License Agreement.” In addition, we pay to GC Service our allocable portion of overhead and other expenses incurred by GC Service in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest that our board of directors must monitor.

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

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. We consider GC Advisors and its affiliates to be our affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to, among others, any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

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

In situations in which co-investment with other accounts sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, such as when, in the absence of exemptive relief described below, we and such other entities may make investments in the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other GC Advisors clients, GC Advisors needs to decide whether we or such other entity or entities will proceed with such investments. GC Advisors makes these determinations based on its policies and procedures, which generally require that such investment opportunities be offered to eligible accounts on a basis that is fair and equitable over time, including, for example, through random or rotational methods. Moreover, except in certain circumstances, we are unable to invest in any issuer in which an account sponsored or managed by GC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

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

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “Business — Taxation as a RIC.”

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC) less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2012, we had $352.3 million of outstanding borrowings, including $174.0 million outstanding under the Debt Securitization.

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

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We may issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to GC Advisors is payable based on our average adjusted gross assets, including those assets acquired through the use of leverage, GC Advisors has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include the Class A Notes issued by the Securitization Issuer, our other borrowings (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC) and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on GC Advisors’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-23%	-13%	-3%	6%	16%

(1)	Assumes $734.1 million in total assets, $352.3 million in debt outstanding and $375.1 million in net assets as of September 30, 2012 and an effective annual interest rate of 3.5%.

Based on our outstanding indebtedness of $352.3 million as of September 30, 2012 and the effective annual interest rate of 3.5% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.7% to cover annual interest payments on the outstanding debt.

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

On July 21, 2011, Golub Capital BDC Funding LLC, or Funding, our wholly owned subsidiary, entered into a $75 million senior secured revolving credit facility, or the Credit Facility, with Wells Fargo Securities, LLC, as administrative agent and Wells Fargo Bank, N.A., as lender, or the Lender. Effective October 21, 2012, the Credit Facility Amendment was amended to, among other things, extend the reinvestment period from October 21, 2012 to October 21, 2013 and extend the stated maturity date from October 21, 2015 to October 20, 2017. As a result of the Credit Facility, we are subject to a variety of risks, including those set forth below.

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

The Credit Facility places significant restrictions on our ability, as servicer, to sell investments. As a result, there may be times or circumstances during which we are unable to sell investments or take other actions that might be in our best interests.

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

To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we continue to use debt to finance our investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the Class A Notes and Class B Notes issued under the Debt Securitization and amounts borrowed under the Credit Facility are floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates. We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt securities. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws.

You should also be aware that a rise in the general level of interest rates typically will lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of incentive fees payable to GC Advisors.

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

We are currently operating in a period of capital markets disruption.

The U.S. capital markets have experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. A prolonged period of market illiquidity or uncertainty regarding U.S. tax rates, U.S. government spending and deficit levels and implementation of global fiscal austerity measures may have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. In particular, on July 21, 2010, the Dodd-Frank Wall Street

Reform and Consumer Protection Act, or Dodd-Frank, became law. Dodd-Frank, among other things, grants regulatory authorities such as the Commodity Futures Trading Commission, or CFTC, and the SEC broad rulemaking authority to implement various provisions of Dodd-Frank. The scope of Dodd-Frank impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations, including comprehensive regulation of the over-the-counter derivatives market, over the next several months and years. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. We have begun to assess the potential impact of Dodd-Frank on our business and operations, but the likely impact cannot be ascertained with any degree of certainty.

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

GC Advisors has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If GC Advisors resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by GC Advisors and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

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

Our compliance with Section 404 of the Sarbanes-Oxley Act involves significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act would adversely affect us and the market price of our common stock.

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As a result, we are incurring additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot ensure that our evaluation, testing and remediation process is effective or that our internal control over financial reporting will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities would be adversely affected.

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

Lawrence E. Golub and David B. Golub have substantial influence over us.

As of September 30, 2012, Lawrence E. Golub and David B. Golub beneficially owned, in the aggregate, approximately 28.5% and 28.2%, respectively, of our outstanding common stock, primarily as a result of their control of Golub Capital LLC, the investment adviser to Golub Capital Company IV, LLC, Golub Capital Company V LLC, Golub Capital Company VI LLC (collectively, the “Capital Companies”) and GEMS Fund L.P., or GEMS, a limited partnership affiliated with GC Advisors. As a result, these individuals, acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and may cause actions to be taken that you may not agree with or that are not in your interests or those of other securityholders.

This concentration of ownership also might harm the market price of our securities by:

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

From mid-2007 through 2012, the global capital markets have experienced a period of disruption resulting in a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. These events, along with the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of major financial institutions in the United States, led to a general decline of economic conditions. This economic decline materially and adversely affected the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. To the extent that we wish to use debt to fund our investments, the debt capital available to us, if any, may be at a higher cost and on terms and conditions that may be less favorable than what we expect, which could negatively affect our financial performance and results. A prolonged period of market illiquidity may cause us to reduce the volume of loans we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Any deterioration of current market conditions could materially and adversely affect our business.

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

Under the Investment Advisory Agreement and the collateral management agreement, GC Advisors does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our board of directors in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement and the collateral management agreement, GC Advisors, its officers, members, personnel, and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement and the collateral management agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement and the collateral management agreement. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement and the collateral management agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement and the collateral management agreement. These protections may lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

As of September 30, 2012, we were invested in the securities of one non-U.S. company and may make additional investments. We may in the future invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.

We have engaged in and, in the future, may engage in hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price.

While we may enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by recent rules adopted by the CFTC.

We may not realize gains from our equity investments.

When we invest in one stop, mezzanine and second lien loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on April 15, 2010 and is currently traded on The Nasdaq Global Select Market under the symbol “GDBC”. The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share since September 30, 2010.

		Closing Sales Price		Premium of High Sales Price to NAV(2)	Premium (Discount) of Low Sales Price to NAV(2)	Distributions Declared(3)
Period	NAV(1)	High	Low
Fiscal year ended September 30, 2012
Fourth quarter	$14.60	$16.00	$15.05	9.6%	3.1%	$0.32
Third quarter	14.58	15.18	14.25	4.1	(2.3)	0.32
Second Quarter	14.69	15.95	14.57	8.6	(0.8)	0.32
First Quarter	14.53	16.00	14.16	10.1	(2.5)	0.32
Fiscal year ended September 30, 2011
Fourth quarter	14.56	15.81	14.00	8.6	(3.8)	$0.32
Third quarter	14.75	16.30	14.40	10.5	(2.4)	0.32
Second Quarter	14.75	17.60	15.78	19.3	7.0	0.32
First Quarter	14.74	17.95	15.44	21.8	4.7	0.31

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of the each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
(3)	Includes a return of capital for U.S. federal income tax purposes of approximately $0.04 per share for the fiscal year ended September 30, 2012.

The last reported price for our common stock on November 27, 2012 was $15.65 per share. As of November 27, 2012, we had 189 stockholders of record.

Sales of Unregistered Securities

On February 5, 2010, GEMS entered into an agreement to purchase 195 limited liability company interests in Golub Capital BDC LLC for cash, resulting in aggregate net cash proceeds to us of $25 million. The cash settlement of this private placement occurred on March 15, 2010. The limited liability company interests held by GEMS were converted into 1,752,048 shares of common stock in the BDC Conversion. In addition, concurrently with the closing of our initial public offering on April 20, 2010, certain existing investors in entities advised by affiliates of Golub Capital and certain of our officers and directors, their immediate family members or entities owned by, or family trusts for the benefit of, such persons purchased in a separate private placement an aggregate of 1,322,581 shares of common stock at a price of $14.50 per share, resulting in aggregate net cash proceeds to us of approximately $19.2 million. Both of these private placements were conducted in reliance on Rule 506 under Regulation D of the Securities Act.

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

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock since September 30, 2010.

Record Dates	Payment Date	Dividends and Distributions Declared
Fiscal year ended September 30, 2012
September 13, 2012	September 27, 2012	$0.32
June 15, 2012	June 29, 2012	$0.32
March 16, 2012	March 29, 2012	$0.32
December 19, 2011	December 29, 2011	$0.32
Total(1)		$1.28
Fiscal year ended September 30, 2011
September 19, 2011	September 28, 2011	$0.32
June 17, 2011	June 29, 2011	$0.32
March 18, 2011	March 30, 2011	$0.32
December 20, 2010	December 30, 2010	$0.31
Total		$1.27

(1)	Includes a return of capital for tax purposes of approximately $0.04 per share

On November 27, 2012, our board of directors declared a quarterly distribution of $0.32 per share payable on December 28, 2012 to holders of record as of December 14, 2012.

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders. As a result, if our board of directors authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution.

Stock Performance Graph

This graph compares the stockholder return on our common stock from April 14, 2010 (initial public offering) to September 30, 2012 with that of the NASDAQ Financial Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on April 14, 2010, $100 was invested in our common stock, the NASDAQ Financial Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

The following selected consolidated financial data of Golub Capital BDC as of September 30, 2012, 2011, 2010, 2009 and 2008, for the years ended September 30, 2012, 2011, 2010, 2009 and 2008 is derived from the consolidated financial statements that have been audited by McGladrey LLP (formerly McGladrey & Pullen, LLP), independent auditors. For the periods prior to September 30, 2009, the financial data refers to the financial condition and results of operations of our predecessor, GCMF. The financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included elsewhere in this Annual Report on Form 10-K.

	Golub Capital BDC(3)				GCMF
	As of and for the years ended
	September 30, 2012	September 30, 2011	September 30, 2010		September 30, 2009		September 30, 2008
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$57,859	$39,150	$33,150		$33,338		$20,686
Base management fee	8,495	5,789	3,328		2,849		1,726
Incentive fee	6,228	348	55		—		—
All other expenses	15,260	10,197	6,400		5,011		8,916
Net investment income	27,876	22,816	23,367		25,478		10,044
Net realized (loss) gain on investments and derivative instruments	(3,372)	2,037	(40)		(3,972)		(4,503)
Net change in unrealized appreciation (depreciation) on investments and derivative instruments	7,256	(3,514)	2,921		(1,489)		(8,957)
Net increase/(decrease) in net assets resulting from operations	31,760	21,339	26,248		20,017		(3,416)
Per share data:
Net asset value	$14.60	$14.56	$14.71		N/A	(1)	N/A	(1)
Net investment income	1.15	1.16	N/A	(1)	N/A	(1)	N/A	(1)
Net realized (loss) gain on investments and derivative instruments	(0.14)	0.10	N/A	(1)	N/A	(1)	N/A	(1)
Net change in unrealized appreciation (depreciation) on investments and derivative instruments	0.30	(0.18)	N/A	(1)	N/A	(1)	N/A	(1)
Net increase/(decrease) in net assets resulting from operations	1.31	1.09	N/A	(1)	N/A	(1)	N/A	(1)
Per share dividends declared	1.28	1.27	0.55		N/A	(1)	N/A	(1)
Dollar amount of dividends declared	31,556	25,069	9,742		N/A		N/A
Balance Sheet data at period end:
Investments, at fair value	$672,910	$459,827	$344,869		$376,294		$135,476
Cash and cash equivalents	50,927	69,766	92,990		30,614		4,252
Other assets	10,259	30,051	4,904		2,214		1,213
Total assets	734,096	559,644	442,763		409,122		140,941
Total debt	352,300	237,683	174,000		315,306		123,083
Total liabilities	358,967	243,095	182,222		316,370		124,088
Total net assets	375,129	316,549	260,541		92,752		16,853

	Golub Capital BDC(3)			GCMF
	As of and for the years ended
	September 30, 2012	September 30, 2011	September 30, 2010	September 30, 2009	September 30, 2008
	(In thousands, except per share data)
Other data:
Weighted average annualized yield on income producing investments at fair value(2)	9.28%	8.64%	8.40%	8.05%	9.33%
Number of portfolio companies at period end	121	103	94	95	60

(1)	Per share data are not provided as we did not have shares of common stock outstanding or an equivalent prior to the initial public offering on April 14, 2010.
(2)	Weighted average yield on income producing investments is computed by dividing (a) annualized interest income (other than interest income resulting from amortization of fees and discounts) on accruing loans and debt securities by (b) total income producing investments at fair value.
(3)	Includes the financial information of GCMF for the period prior to the BDC Conversion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. For periods prior to April 13, 2010, the consolidated financial statements and related notes reflect the performance of Golub Capital BDC LLC and its predecessor and wholly owned subsidiary, GCMF, which was formed on June 6, 2007.

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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in November 2009 to continue and expand the business of our predecessor, GCMF, which commenced operations in July 2007, in making investments in senior secured, one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), second lien and mezzanine (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans and warrants and equity securities of middle-market companies that are, in most cases, sponsored by private equity firms.

Our shares are currently listed on The NASDAQ Global Select Market under the symbol “GBDC”.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $7.0 billion in capital under management, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us.

Under the Investment Advisory Agreement, entered into on April 14, 2010, and amended and restated on July 16, 2010, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. We have also entered into the Administration Agreement with GC Service, under which we have agreed to reimburse GC Service for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by GC Service in performing its obligations under the Administration Agreement.

We seek to create a diverse portfolio that includes senior secured, one stop, second lien and mezzanine loans and warrants and minority equity securities by investing approximately $5 to $25 million of capital, on average, in the securities of middle-market companies. We may also selectively invest more than $25 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

As of September 30, 2012, our portfolio at fair value was comprised of 40.7% senior secured loans, 39.5% one stop loans, 6.6% second lien loans, 10.0% mezzanine loans and 3.2% equity. As of September 30, 2011, our portfolio at fair value was comprised of 44.3% senior secured loans, 38.7% one stop loans, 4.8% second lien loans, 10.2% mezzanine loans and 2.0% equity.

As of September 30, 2012, 2011 and 2010, we had debt and equity investments in 121, 103 and 94 portfolio companies, respectively. For the years ended September 30, 2012, 2011 and 2010, our income producing assets had a weighted average interest income (which excludes income resulting from amortization of fees and discounts) yield of 9.3%, 8.6% and 8.4% and a weighted average investment income (which includes interest income and amortization of fees and discounts) yield of 10.2%, 9.9% and 10.9%, respectively.

Revenues:  We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or mezzanine loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as interest income. When we receive partial principal payments on a loan in an amount that exceeds its amortized cost, we record the excess principal payment as interest income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

Recent Developments

On October 16, 2012, we priced a public offering of 2,600,000 shares of our common stock at a public offering price of $15.58 per share, raising approximately $40.5 million in gross proceeds. Wells Fargo Securities, LLC and UBS Securities LLC acted as joint book-running managers for the offering. On October 19, 2012, the transaction closed, the shares were issued, and proceeds, net of offering costs but before expenses, of $39.4 million were received. On November 14, 2012, we sold an additional 294,120 shares of our common stock at a public offering price of $15.58 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

On October 30, 2012, Funding entered into an amendment (the “Credit Facility Amendment”) to the documents governing Funding’s Credit Facility with Wells Fargo Securities, LLC, as administrative agent and Wells Fargo Bank, N.A., as lender. The Credit Facility Amendment is effective as of October 21, 2012. The Credit Facility Amendment, among other things, extended the reinvestment period from October 21, 2012 to October 21, 2013 and extended the stated maturity date from October 21, 2015 to October 20, 2017.

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

Demand for Debt Capital.  We believe there is a large pool of uninvested private equity capital for middle-market companies. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and mezzanine debt from other sources, such as us.

Competition from Bank Lenders — We believe that many traditional bank lenders, in recent years, de-emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital market transactions. In addition, many commercial banks face significant balance sheet constraints as they seek to build capital and meet future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle market companies and therefore drive increased new investment opportunities for us.

Pricing and Deal Structures.  We believe that the volatility in global markets over the last several years and current macroeconomic issues such as a weakened U.S. economy has reduced access to, and availability of, debt capital to middle-market companies, causing a reduction in competition and generally more favorable capital structures and deal terms. We believe these market conditions may continue to create favorable opportunities to invest at attractive risk-adjusted returns.

Consolidated Results of Operations

The consolidated results of operations set forth below include historical financial information of our predecessor, GCMF, prior to our election, effective April 13, 2010, to become a business development company and our election to be treated as a RIC. As a business development company and a RIC, we are also subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. Also, the management fee that we pay to GC Advisors under the Investment Advisory Agreement is determined by reference to a formula that differs materially from the management fee paid by GCMF in prior periods. For these and other reasons, the results of operations for the years ended September 30, 2012, 2011 and 2010 described below may not be indicative of the results we report in future periods.

Consolidated operating results for the years ended September 30, 2012, 2011 and 2010 are as follows:

	For the years ended September 30,			Variances
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In thousands)
Interest income	$52,393	$34,076	$25,496	$18,317	$8,580
Income from amortization of discounts and origination fees	5,089	5,074	7,654	15	(2,580)
Dividend income	377	—	—	377	—
Total investment income	57,859	39,150	33,150	18,709	6,000
Total expenses	29,983	16,334	9,783	13,649	6,551
Net investment income	27,876	22,816	23,367	5,060	(551)
Net realized (losses) gains on investments and derivative instruments	(3,372)	2,037	(40)	(5,409)	2,077
Net change in unrealized appreciation (depreciation) on investments and derivative instruments	7,256	(3,514)	2,921	10,770	(6,435)
Net income	$31,760	$21,339	$26,248	$10,421	$(4,909)
Average earning portfolio company investments, at fair value	$564,323	$406,881	$307,552	$157,442	$99,329
Average debt outstanding	$306,969	$201,294	$213,793	$105,675	$(12,499)

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciations. As a result, annual comparisons of net income may not be meaningful.

Investment Income

Investment income increased from 2011 to 2012 by $18.7 million as a result of an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $157.4 million as well as an increase in the weighted average investment income (which includes interest income and amortization of fees and discounts) yield of 0.3%. Investment income increased from 2010 to 2011 by $6.0 million as a result of an increase in the average earning investment balance of $99.3 million, which was partially offset by a decrease in the weighted average investment income (which includes interest income and amortization of fees and discounts) yield of 1.0%.

The increase in the yield from 2011 to 2012 was driven primarily by the change in asset mix of our portfolio. Higher yielding second lien and one stop investments increased from 43.5% of the portfolio as of September 30, 2011 to 46.1% of the portfolio as of September 30, 2012. The decrease in the yield from 2010 to 2011 was driven by a decrease in income from amortization of discounts and origination fees of $2.6 million due to higher repayment activity in 2010 than 2011.

The interest income yield (which excludes income resulting from amortization of fees and discounts) by security type for the years ended September 30, 2012, 2011 and 2010 was as follows:

	For the years ended September 30,
	2012	2011	2010
Senior secured	7.1%	7.1%	7.3%
One stop	9.4%	9.2%	9.2%
Second lien(1)	11.0%	12.0%	11.5%
Subordinated debt	14.0%	13.0%	14.2%

(1)	Second lien loans include loans structured as first lien last out term loans.

Interest rate yields on senior secured, one stop, second lien and fixed rate subordinated debt remained relatively consistent as pricing on new originations remained relatively consistent over the last three years. For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources — Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses:

	For the years ended September 30,			Variances
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In thousands)
Interest and other debt financing expenses	$10,781	$6,550	$3,525	$4,231	$3,025
Base management fee	8,495	5,789	3,328	2,706	2,461
Incentive fee	6,228	348	55	5,880	293
Professional fees	2,231	2,204	1,838	27	366
Administrative service fee	1,713	837	583	876	254
General and administrative expenses	535	606	454	(71)	152
Total expenses	$29,983	$16,334	$9,783	$13,649	$6,551

Interest and debt financing expenses increased from the year ended September 30, 2011 to the year ended September 30, 2012 primarily due to an increase in the weighted average of outstanding borrowings from $201.3 million for the year ended September 30, 2011 to $307.0 million for the year ended September 30, 2012. In addition to the $174.0 million of borrowings under the Debt Securitization that was outstanding for the years ended September 30, 2012 and 2011, we increased our use of debt through GC SBIC IV, L.P. and the Credit Facility, which had outstanding balances of $123.5 million and $54.8 million, respectively, as of September 30, 2012 and outstanding balances of $61.3 million and $2.4 million, respectively, as of September 30, 2011. To a lesser extent, the increase in interest expense was also caused by an increase in the effective average interest rate on our outstanding debt from 3.3% for the year ended September 30, 2011 to 3.5% for the year ended September 30, 2012.

Interest and debt financing expenses increased from the year ended September 30, 2010 to the year ended September 30, 2011 primarily due to an increase in the effective average interest rate on our outstanding debt from 1.7% for the year ended September 30, 2010 to 3.3% for the year ended September 30, 2011. Average debt outstanding was relatively consistent from $213.8 million at September 30, 2010 to $201.3 million at September 30, 2011.

The base management fee increased as a result of a sequential increase in average assets and average investments from 2010 to 2012. The administrative service expense increased from 2010 to 2012 due to an increase in costs associated with servicing a growing investment portfolio. In addition, as permitted under the Administration Agreement, beginning January 1, 2012, an allocable portion of the cost of our chief compliance officer and chief financial officer and their respective staffs were charged to us, which was also partially related to the increase in the administrative service fee from the year ended September 30, 2011 to the year ended September 30, 2012. These costs are permitted to be charged under the terms of the Administration Agreement but were previously being waived by GC Service.

The incentive fee increased by $0.3 million and $5.9 million from the years ended September 30, 2010 and September 30, 2011 to the years ended September 30, 2011 and 2012, respectively. Incentive fee expense for the years ended September 30, 2011 and 2010 was relatively small as our Pre-Incentive Fee Net Investment

Income did not exceed or only marginally exceeded the hurdle rate as defined in the Investment Advisory Agreement. Incentive fee expense increased in the year ended September 30, 2012 as our Pre-Incentive Fee Net Investment Income was well in excess of the hurdle rate. The increase in Pre-Incentive Fee Net Investment Income over the hurdle rate was caused by an increase in the average yield of investments in the portfolio.

As described in the “Net Realized and Unrealized Gains and Losses” section below, we entered into the total return swap, or the TRS, with Citibank, N.A., or Citibank, for the purpose of gaining economic exposure to a portfolio of broadly syndicated loans. We subsequently terminated the TRS on April 11, 2012. For the periods ending September 30, 2011 and prior, we had included interest spread payments, which represent the difference between the interest and fees received on the referenced assets underlying the TRS and the interest paid to Citibank on the settled notional value of the TRS, from the TRS in the capital gains component of the incentive fee calculation as this is consistent with generally accepted accounting principles in the United States of America, or GAAP, which records such payments in net realized gains/(losses) on derivative instruments in the consolidated statement of operations. However, we changed our methodology in the first fiscal quarter of fiscal year 2012 pursuant to discussions with the staff, or the Staff, of the SEC, resulting in the TRS interest spread payments being included in the income component of the incentive fee calculation.

For the year ended September 30, 2012, we received interest spread payments from the TRS of $2.6 million. For the three months ended December 31, 2011, including the interest spread payments from the TRS in the income component of the incentive fee calculation caused an increase in the incentive fee by $0.6 million. Upon reviewing the incentive fee calculation and the treatment of the interest spread payments from the TRS, GC Advisors irrevocably waived the incremental portion of the incentive fee attributable from the TRS interest spread payments for the three months ended December 31, 2011. For the year ended September 30, 2012, after taking into account the waiver by GC Advisors, the incentive fee was $6.2 million, rather than $6.8 million. The incentive fee for the years ended September 30, 2011 and 2010 was $0.3 million and $0.1 million, respectively.

Golub Capital Incorporated pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to Golub Capital Incorporated for the years ended September 30, 2012, 2011 and 2010 were $0.5 million, $0.3 million and $0.6 million, respectively. Of these amounts, during the years ended September 30, 2012, 2011 and 2010, zero, zero and $0.2 million were reimbursed via a members’ equity contribution, respectively.

As of September 30, 2012 and 2011, included in accounts payable and accrued expenses were $40,000 and $0.1 million, respectively, for accrued expenses paid on behalf of us by Golub Capital Incorporated.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the years ended September 30,			Variances
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In thousands)
Net realized (loss) gain on investments	$(5,467)	$1,997	$(40)	$(7,464)	$2,037
Net realized gain on TRS	3,854	40	—	3,814	40
Net realized (loss) on financial futures contracts	(1,759)	—	—	(1,759)	—
Net realized (loss) gain	(3,372)	2,037	(40)	(5,409)	2,077
Unrealized (depreciation) on investments	(10,362)	(8,748)	(8,150)	(1,614)	(598)
Unrealized appreciation on investments	15,632	7,220	11,071	8,412	(3,851)
Unrealized appreciation (depreciation) on TRS	1,845	(1,845)	—	3,690	(1,845)
Unrealized appreciation (depreciation) on financial futures contracts	141	(141)	—	282	(141)
Net change in unrealized appreciation (depreciation) on investments and derivative instruments	$7,256	$(3,514)	$2,921	$10,770	$(6,435)

For the year ended September 30, 2012, we had $15.6 million in unrealized appreciation on 70 portfolio company investments, which was partially offset by $10.4 million in unrealized depreciation on 74 portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments which caused a reduction in fair value. Unrealized appreciation during the year ended September 30, 2012 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. We also had $5.5 million in realized losses on investments during the year ended September 30, 2012 primarily as a result of the sale of two non-accrual investments.

For the year ended September 30, 2011, we had $8.7 million in unrealized depreciation on 76 portfolio company investments, which was partially offset by $7.2 million in unrealized appreciation on 62 portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments which caused a reduction in fair value. Unrealized appreciation during the year ended September 30, 2011 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation.

For the year ended September 30, 2010, we had $11.1 million in unrealized appreciation on 77 portfolio company investments, which was partially offset by $8.2 million in unrealized depreciation on 34 portfolio company investments. Unrealized appreciation during the year ended September 30, 2010 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments which caused a reduction in fair value.

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

For the years ended September 30, 2012 and 2011, the change in the fair value of the TRS was $1.8 million and $(1.8) million, respectively. Realized gains on the TRS for the year ended September 30, 2012 were $3.9 million, which consisted of spread interest income of $2.7 million and a realized gain of $1.2 million on the sale of the referenced loans. Realized gains on the TRS for the year ended September 30, 2011 were $40,000, which consisted of spread interest income of $44,000 and a realized loss of $(4,000) on the sale of the referenced loans. As of September 30, 2011, the fair value of the TRS was $(1.8) million comprised of spread interest income of $0.6 million and an unrealized loss on the referenced loans of $(2.4) million.

Cash collateral of $19.9 million that had secured the obligations to Citibank under the TRS was returned to us and was used to fund new middle-market debt and equity investments.

Ten-Year U.S. Treasury Futures Contracts

In September of 2012, we sold our remaining ten-year U.S. Treasury futures contracts. We had entered into the futures contracts to mitigate our exposure to adverse fluctuation in interest rates related to our SBA debentures. The cash collateral underlying the futures contracts was returned to us.

Based on the daily fluctuation of the fair value of the futures contracts, we recorded an unrealized gain or loss equal to the daily fluctuation in fair value. Upon maturity or settlement of the futures contracts, we realized a gain or loss based on the difference of the fair value of the futures contracts at inception and the fair value of the futures contracts at settlement or maturity.

For the years ended September 30, 2012 and 2011, the realized loss on settlement of futures contracts was $(1.8) million and zero, respectively, and the change in unrealized appreciation (depreciation) related to the futures contracts was $0.1 million and $(0.1) million, respectively.

Liquidity and Capital Resources

For the year ended September 30, 2012, we experienced a net decrease in cash and cash equivalents of $32.5 million. During the period we used $158.3 million in operating activities, primarily as a result of fundings of portfolio investments of $395.6 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $191.5 million, return of cash collateral on deposit with custodian of $21.2 million and net investment income of $27.9 million. During the same period, cash used in investment activities of $13.6 million was driven by the change in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $139.4 million, primarily due to net proceeds from the follow-on offering of $57.2 million and borrowings on debt of $178.3 million, partially offset by repayments of debt of $63.7 million and distributions paid of $23.9 million.

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

As of September 30, 2012 and 2011, we had cash and cash equivalents of $13.9 million and $46.4 million, respectively. In addition, we had restricted cash and cash equivalents of $37.0 million and $23.4 million as of September 30, 2012 and 2011, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of September 30, 2012, $14.7 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitization, which are described in further detail in Note 6 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitization. $6.9 million of such restricted cash and cash equivalents was used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. The remaining $15.4 million of restricted cash and cash equivalents can be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBIC, which are described in further detail in Note 6 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of September 30, 2012 and September 30, 2011, we had outstanding commitments to fund investments totaling $56.5 million and $49.4 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2012 and 2011, subject to the terms of each loan’s respective credit agreement.

As of September 30, 2012 and 2011, subject to leverage and borrowing base restrictions, we had approximately $20.2 million and $72.6 million, respectively, available for additional borrowings on the Credit Facility.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million and the maximum amount that a single SBIC licensee may issue is $150.0 million. An affiliate of GC Advisors manages another SBIC. As of September 30, 2012, the affiliated SBIC licensee had $41.6 million of SBA-guaranteed debentures outstanding, while GC SBIC IV, L.P. had $123.5 million of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $26.5 million for GC SBIC IV L.P. to reach its cap of $150 million of SBA-guaranteed debentures under present SBIC regulations. Unless specifically approved by the SBA, the other licensee was prohibited by the SBA from making certain new investments when GC SBIC IV, L.P. received its license on August 24, 2010. The affiliated SBIC licensee is limited to only making add-on investments in existing portfolio companies.

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

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of September 30, 2012, our asset coverage for borrowed amounts was 263.2% (excluding the SBA debentures).

On August 6, 2012, we announced an At the Market, or ATM, program to sell up to $50 million of shares of our common stock over a one-year time period. As of November 27, 2012, no shares had been sold through our ATM program.

On October 16, 2012, we priced a public offering of 2,600,000 shares of our common stock at a public offering price of $15.58 per share, raising approximately $40.5 million in gross proceeds. Wells Fargo Securities, LLC and UBS Securities LLC acted as joint book-running managers for the offering. On October 19, 2012, the transaction closed, the shares were issued, and proceeds, net of offering costs but before expenses, of $39.4 million were received. On November 14, 2012, we sold an additional 294,120 shares of our common stock at a public offering price of $15.58 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

We expect to have very strong originations and net funds growth for the quarter ended December 31, 2012 due to an increase in M&A and refinancing activity that is primarily being driven by potential tax increases that may go into effect on January 1, 2013. Due to the push to close deals before anticipated tax increases on January 1, 2013, we anticipate new originations will decline considerably for the quarter ended March 31, 2013. We anticipate the majority of new investments made during the quarter ended December 31, 2012 will be in one stop and senior secured investments.

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

We believe that our existing cash and cash equivalents and available borrowings as of September 30, 2012 will be sufficient to fund our anticipated requirements through at least September 30, 2013.

Portfolio Composition, Investment Activity and Yield

As of September 30, 2012 and 2011, we had investments in 121 and 103 portfolio companies, respectively, with a total value of $672.9 million and $459.8 million, respectively. The following table shows the asset mix of our new origination commitments for the years ended September 30, 2012, 2011 and 2010:

	Years ended September 30,
	2012		2011		2010
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$175,089	40.9%	$94,442	26.0%	$94,932	59.9%
One stop	171,060	39.9	108,374	29.8	40,862	25.8
Second lien	32,636	7.6	50,204	13.8	5,595	3.5
Subordinated debt	37,490	8.8	104,065	28.6	14,336	9.1
Equity securities	11,931	2.8	6,783	1.8	2,636	1.7
Total new investment commitments	$428,206	100.0%	$363,868	100.0%	$158,361	100.0%

The following table summarizes portfolio composition and investment activity as of and for the years ended September 30, 2012, 2011 and 2010:

	As of and for the years ended September 30,
	2012	2011	2010
	(in thousands)
Investments, at fair value	$672,910	$459,827	$344,869
Number of portfolio investments (at period end)	121	103	94
New investment fundings	$395,556	$326,260	$144,098
Principal payments and sales of portfolio investments	$191,509	$217,884	$181,850

The following table shows the par, amortized cost and fair value of our portfolio of investments, excluding derivative instruments, by asset class:

	As of September 30, 2012(1)			As of September 30, 2011(1)
	Par	Amortized Cost	Fair Value	Par	Amortized Cost	Fair Value
	(In thousands)
Senior secured:
Performing	$274,846	$270,209	$272,461	$203,647	$201,018	$200,940
Non-accrual(2)	5,733	5,527	1,528	9,078	8,711	2,891
One stop:
Performing	267,393	262,876	265,705	178,854	176,393	177,880
Non-accrual(2)	—	—	—	—	—	—
Second lien(3):
Performing	44,267	42,775	44,108	21,922	21,531	21,922
Non-accrual(2)	589	573	259	—	—	—
Subordinated debt:
Performing	65,989	65,005	65,989	46,804	45,888	46,804
Non-accrual(2)	2,870	2,810	1,435	—	—	—
Equity	N/A	20,066	21,425	N/A	9,420	9,390
Total	$661,687	$669,841	$672,910	$460,305	$462,961	$459,827

(1)	Fourteen and fourteen of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of September 30, 2012 and September 30, 2011, respectively.

(2)	We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will not be collected. See “— Critical Accounting Policies — Revenue Recognition.”
(3)	Second lien loans included $14.0 million and $12.3 million of loans structured as first lien last out term loans as of September 30, 2012 and September 30, 2011, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate, fixed rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2012, 2011 and 2010:

	For the years ended September 30,
	2012	2011	2010
Weighted average rate of new investment fundings(1)(2)	8.9%	8.5%	7.8%
Weighted average spread over LIBOR of new floating rate investment fundings(1)(2)	7.0%	6.4%	6.2%
Weighted average rate of new fixed rate investment fundings	13.6%	13.6%	14.0%
Weighted average fees of new investment fundings	2.0%	1.6%	1.7%
Weighted average rate of sales and payoffs of portfolio companies	7.6%	6.3%	6.5%

(1)	For the year ended September 30, 2012, we have excluded $20.4 million of broadly syndicated loans held for short term investment purposes. These loans had a weighted average rate of 2.6% and a weighted average spread over LIBOR of 2.2%. Had we included the broadly syndicated loans in these rates, for the year ended September 30, 2012, our weighted average rate of new investments would have been 8.6%, and our weighted average spread over LIBOR would have been 6.7%.
(2)	For the year ended September 30, 2011, we have excluded $22.0 million of broadly syndicated loans held for short term investment purposes. These loans had a weighted average rate of 3.9% and a weighted average spread over LIBOR of 3.3%. Had we included the broadly syndicated loans in these rates, for the year ended September 30, 2011, our weighted average rate of new investments would have been 8.1%, and our weighted average spread over LIBOR would have been 5.9%.

For the years ended September 30, 2012, 2011 and 2010, the weighted average interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of income producing loans in our portfolio was 9.3%, 8.6% and 8.4%, respectively. As of September 30, 2012, 84.4% and 83.7% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2011, 78.8% and 79.0% of our portfolio at fair value and at cost, respectively, had interest rate floors that limited minimum interest rates on such loans.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of September 30, 2012 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years(1)	More Than 5 Years(1)
Debt Securitization	$174.0	$—	$—	$—	$174.0
SBA debentures	123.5	—	—	—	123.5
Credit Facility	32.3	—	—	32.3	—
Unfunded commitments(2)	56.5	56.5	—	—	—
Total contractual obligations	$386.3	$56.5	$—	$32.3	$297.5

(1)	The notes offered in the Debt Securitization are scheduled to mature on July 20, 2021. The SBA debentures are scheduled to mature between March 2021 and September 2022. The Credit Facility is scheduled to mature on October 21, 2015 as of September 30, 2012. Effective October 21, 2012, the stated maturity date on the Credit Facility was extended to October 20, 2017.
(2)	Unfunded commitments represent all amounts unfunded as of September 30, 2012. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category, as this entire amount was eligible for funding to the borrowers as of September 30, 2012.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2012 and 2011, we had outstanding commitments to fund investments totaling $56.5 million and $49.4 million, respectively.

We have certain contracts under which we have material future commitments. We have entered into the Investment Advisory Agreement with GC Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective upon the pricing of our initial public offering, was amended and restated on July 16, 2010 in order to offset fees payable in connection with the Debt Securitization against the base management fee and was re-approved by our board of directors on February 2, 2012. Under the Investment Advisory Agreement, GC Advisors provides us with investment advisory and management services. For these services, we pay (1) a management fee equal to a percentage of the average adjusted value of our gross assets and (2) an incentive fee based on our performance. To the extent that GC Advisors or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of ours, we intend to reduce the base management fee by an amount equal to the product of (1) the total fees paid to GC Advisors by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity that is owned, directly or indirectly, by us.

We also entered into the Administration Agreement with GC Service as our administrator on April 14, 2010. Under the Administration Agreement, which was re-approved by our board of directors on February 2, 2012, GC Service furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse GC Service for the allocable portion (subject to the review and approval of our board of directors) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. GC Service also provides on our behalf significant managerial assistance to those portfolio companies to which we are required to offer to provide such assistance.

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

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we distribute to our stockholders, we are required under the Code to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our net stockholders on an annual basis. Additionally, we must meet the annual distribution requirements of the U.S. federal excise tax rules. We intend to make quarterly distributions to our stockholders as determined by our board of directors.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our ordinary income or gains. For the year ended September 30, 2012, $1,072, or $0.04 per share, of our distributions to stockholders represented a return of capital.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into an Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.
•	GC Service provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.
•	We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”
•	Under the Staffing Agreement, Golub Capital has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis.

•	In our common stock offering that closed on February 3, 2012, Golub Capital Employee Grant Program Rabbi Trust, a trust organized for the purpose of awarding equity incentive compensation to employees of Golub Capital, purchased an aggregate of $3.1 million of shares at the public offering price per share. In addition, in the same offering, Mr. William M. Webster IV, one of our directors, purchased 15,000 shares at the public offering price per share, and Mr. John T. Baily, one of our directors, purchased $75,000 of shares at the public offering price per share. The same trust also invested $3.2 million through open market purchases during our fiscal year ended September 30, 2012. In our common stock offering that closed on October 19, 2012, the same trust purchased an aggregate of $3.0 million of shares at the public offering price per share. In addition, in the same offering, Mr. William M. Webster IV purchased 10,000 shares at the public offering price per share.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company investment being initially valued by the investment professionals of GC Advisors responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with our senior management and GC Advisors.
•	The audit committee of our board of directors reviews these preliminary valuations.
•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm.
•	The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

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

Determination of fair values involves subjective judgments and estimates. Under current auditing standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

We follow Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, as amended, for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Our fair value analysis includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for investments during the years ended September 30, 2012, 2011 and 2010. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Level 1 assets and liabilities are valued using quoted market prices. Level 2 assets and liabilities are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 assets and liabilities are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of our valuation of debt and equity securities without readily available market quotations subject to review by an independent valuation firm. All assets and liabilities as of September 30, 2012 and 2011 were valued using Level 3 inputs of the fair value hierarchy.

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

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in our consolidated statement of operations.

We record the fair value of the futures contracts based on the unrealized gain or loss of the reference securities of the futures contracts. Upon maturity or settlement of the futures contracts, we will realize a gain or loss based on the difference of the fair value of the futures contracts at inception and the fair value of the futures contracts at settlement or expiration. This gain or loss would be included on the consolidated statements of operations as net realized gain (loss) on derivative instruments.

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

Non-accrual:  Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $3.2 million and $2.9 million as of September 30, 2012 and 2011, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We would then pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned.

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

Assuming that the consolidated statement of financial condition as of September 30, 2012 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(in thousands)
Down 25 basis points	$(92)	$(572)	$480
Up 100 basis points	585	2,288	(1,703)
Up 200 basis points	5,567	4,576	991
Up 300 basis points	11,347	6,864	4,483

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

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts to the extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 8. Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The management of Golub Capital BDC, Inc. (“GBDC,” and collectively with its subsidiaries, the “Company,” “we,” “us,” “our” and “Golub Capital BDC”) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of Golub Capital BDC’s internal control over financial reporting as of September 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management believes that, as of September 30, 2012, our internal control over financial reporting is effective based on those criteria.

Golub Capital BDC’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2012. This report appears on page 79.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Golub Capital BDC, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Golub Capital BDC, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2012. We also have audited Golub Capital BDC, Inc.'s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Golub Capital BDC, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our procedures included confirmation of investments owned as of September 30, 2012 and 2011, by correspondence with the custodian, loan agent or borrower. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golub Capital BDC, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Golub Capital BDC, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As explained in Note 5, the consolidated financial statements include investments valued at approximately $672,910,000 (179.4% of net assets) and approximately $459,827,000 (145.2% of net assets) as of September 30, 2012 and 2011, respectively, whose fair values have been estimated by management in the absence of readily ascertainable fair values.

/s/ McGladrey LLP

Chicago, Illinois
November 29, 2012

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2012	September 30, 2011
Assets
Investments, at fair value (cost of $669,841 and $462,961, respectively)	$672,910	$459,827
Cash and cash equivalents	13,891	46,350
Restricted cash and cash equivalents	37,036	23,416
Interest receivable	3,906	3,063
Cash collateral on deposit with custodian	—	21,162
Deferred financing costs	5,898	5,345
Other assets	455	481
Total Assets	$734,096	$559,644
Liabilities
Debt	$352,300	$237,683
Interest payable	1,391	1,066
Management and incentive fees payable	4,203	1,608
Unrealized depreciation on derivative instruments	—	1,986
Accounts payable and accrued expenses	1,073	752
Total Liabilities	358,967	243,095
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2012 and 2011	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 25,688,101 and 21,733,903 shares issued and outstanding as of September 30, 2012 and 2011, respectively	26	22
Paid in capital in excess of par	375,563	318,302
Capital distributions in excess of net investment income	347	(398)
Net unrealized appreciation (depreciation) on investments and derivative instruments	5,737	(1,519)
Net realized (loss) gain on investments and derivative instruments, net of dividends and distributions	(6,544)	142
Total Net Assets	375,129	316,549
Total Liabilities and Total Net Assets	$734,096	$559,644
Number of common shares outstanding	25,688,101	21,733,903
Net asset value per common share	$14.60	$14.56

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years ended September 30,
	2012	2011	2010
Investment income
Interest income	$57,482	$39,150	$33,150
Dividend income	377	—	—
Total investment income	57,859	39,150	33,150
Expenses
Interest and other debt financing expenses	10,781	6,550	3,525
Base management fee	8,495	5,789	3,328
Incentive fee	6,228	348	55
Professional fees relating to registration statement	—	—	788
Professional fees	2,231	2,204	1,050
Administrative service fee	1,713	837	583
General and administrative expenses	535	606	454
Total expenses	29,983	16,334	9,783
Net investment income	27,876	22,816	23,367
Net gain (loss) on investments
Net realized (loss) gain on investments	(5,467)	1,997	(40)
Net realized gain on derivative instruments	2,095	40	—
Net change in unrealized appreciation (depreciation) on investments	5,270	(1,528)	2,921
Net change in unrealized appreciation (depreciation) on derivative instruments	1,986	(1,986)	—
Net gain (loss) on investments	3,884	(1,477)	2,881
Net increase in net assets resulting from operations	$31,760	$21,339	$26,248
Per Common Share Data
Basic and diluted earnings per common share(1)	$1.31	$1.09	N/A
Dividends and distributions declared per common share(1)	$1.28	$1.27	N/A
Basic and diluted weighted average common shares outstanding(1)	24,271,251	19,631,797	N/A

(1)	For historical periods that include financial results prior to April 1, 2010, the Company did not have common shares outstanding or an equivalent and, therefore, earnings per share, dividends and distributions declared per common share and weighted average shares outstanding information for periods that include financial results prior to April 1, 2010 are not provided. Earnings per share for the two fiscal quarters subsequent to April 1, 2010 are included in Note 15. Selected Quarterly Financial Data (unaudited).

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

		Common Stock		Paid in Capital in Excess of Par	Capital Distributions in Excess of Net Investment Income	Net Unrealized Appreciation (Depreciation) on Investments and Derivative Instruments	Net Realized Gain (Loss) on Investments and Derivative Instruments	Total Net Assets
	Members' Equity	Shares	Par Amount
Balance at September 30, 2009	$92,752	—	$—	$—	$—	$—	$—	$92,752
Members' equity contributions	47,209	—	—	—	—	—	—	47,209
Members' equity distributions	(13,530)	—	—	—	—	—	—	(13,530)
Net increase in net assets resulting from operations for period October 1, 2009 to April 13, 2010	15,672	—	—	—	—	—	—	15,672
Golub Capital BDC Conversion(1)	(142,103)	8,984,863	9	142,094	—	—	—	—
Issuance of common stock, net of offering and underwriting costs(2)	—	8,727,581	9	117,596	—	—	—	117,605
Net increase in net assets resulting from operations for period April 14, 2010 to June 30, 2010	—	—	—	—	8,620	1,995	(40)	10,575
Dividends and distributions	—	—	—	—	(9,742)	—	—	(9,742)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	—	(1,122)	1,122	—	—	—
Balance at September 30, 2010	—	17,712,444	18	258,568	—	1,995	(40)	260,541
Issuance of common stock, net of offering and underwriting costs(3)		3,953,257	4	58,606	—	—	—	58,610
Net increase in net assets resulting from operations	—	—	—	—	22,816	(3,514)	2,037	21,339
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	—	68,202	—	1,128	—	—	—	1,128
Dividends and distributions	—	—	—	—	(23,254)	—	(1,815)	(25,069)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	—	—	40	—	(40)	—
Balance at September 30, 2011		21,733,903	22	318,302	(398)	(1,519)	142	316,549
Issuance of common stock, net of offering and underwriting costs(4)		3,825,000	4	56,463	—	—	—	56,467
Net increase in net assets resulting from operations	—	—	—	—	27,876	7,256	(3,372)	31,760
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	—	129,198	—	1,909	—	—	—	1,909
Dividends and distributions	—	—	—	—	(31,556)	—	—	(31,556)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	—	(1,111)	4,425	—	(3,314)	—
Balance at September 30, 2012	$—	25,688,101	$26	$375,563	$347	$5,737	$(6,544)	$375,129

(1)	Immediately prior to the initial public offering, Golub Capital BDC LLC converted from a limited liability company leaving Golub Capital BDC, Inc. as the surviving entity. Golub Capital BDC, Inc. issued 8,984,863 shares of common stock to existing Golub Capital BDC LLC owners in connection with the conversion.

See Notes to Consolidated Financial Statements.

(2)	On April 14, 2010, Golub Capital BDC, Inc. priced its initial public offering, selling 7,100,000 shares of its common stock at a public offering price of $14.50 per share. Concurrent with this offering, an additional 1,322,581 shares were sold through a private placement also at $14.50 per share. On May 19, 2010, an additional 305,000 shares were issued at $14.50 per share upon exercise of the underwriters' over-allotment option.
(3)	On March 31, 2011, Golub Capital BDC, Inc. priced a public offering of 3,500,000 shares of its common stock at a public offering price of $15.75 per share. On May 2, 2011, Golub Capital BDC, Inc. sold an additional 453,257 shares of its common stock at a public offering price of $15.75 per share pursuant to the underwriters' partial exercise of the over-allotment option.
(4)	On January 31, 2012, Golub Capital BDC, Inc. priced a public offering of 3,500,000 shares of its common stock at a public offering price of $15.35 per share. On March 1, 2012, Golub Capital BDC, Inc. sold an additional 325,000 shares of its common stock at a public offering price of $15.35 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended September 30,
	2012	2011	2010
Cash flows from operating activities
Net increase in net assets resulting from operations	$31,760	$21,339	$26,248
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred financing costs	1,455	848	134
Accretion of discounts and amortization of premiums	(5,089)	(5,074)	(7,654)
Net realized loss (gain) on investments	5,467	(1,997)	40
Net realized gain on derivative instruments	(2,095)	(40)	—
Net change in unrealized (appreciation) depreciation on investments	(5,270)	1,528	(2,921)
Net change in unrealized (appreciation) depreciation on derivative instruments	(1,986)	1,986	—
(Fundings of) revolving loans, net	(3,228)	(278)	4,795
Fundings of investments	(395,556)	(326,260)	(144,098)
Proceeds from principal payments and sales of portfolio investments	191,509	217,884	181,850
Proceeds from derivative instruments	2,095	40	—
PIK interest	(914)	(759)	(587)
Changes in operating assets and liabilities:
Interest receivable	(843)	(1,107)	242
Cash collateral on deposit with custodian	21,162	(21,162)	—
Other assets	26	(281)	(185)
Interest payable	325	(101)	1,037
Management and incentive fees payable	2,595	600	759
Payable for investments purchased	—	(5,328)	5,328
Accounts payable and accrued expenses	321	33	930
Net cash (used in) provided by operating activities	(158,266)	(118,129)	65,918
Cash flows from investing activities
Net change in restricted cash and cash equivalents	(13,620)	8,355	(1,157)
Net cash (used in) provided by investing activities	(13,620)	8,355	(1,157)
Cash flows from financing activities
Borrowings on debt	178,317	63,683	174,000
Repayments of debt	(63,700)	—	(315,306)
Capitalized debt financing costs	(2,010)	(3,448)	(2,882)
Proceeds from members' equity contributions	—	—	46,313
Payments of members' equity distributions	—	—	(13,530)
Proceeds from shares sold, net of underwriting costs	57,164	59,420	119,034
Offering costs paid	(696)	(810)	(1,429)
Dividends and distributions paid	(29,648)	(23,940)	(9,742)
Net cash provided by (used in) financing activities	139,427	94,905	(3,542)
Net change in cash and cash equivalents	(32,459)	(14,869)	61,219
Cash and cash equivalents, beginning of period	46,350	61,219	—
Cash and cash equivalents, end of period	$13,891	$46,350	$61,219
Supplemental information:
Cash paid during the period for interest	$9,001	$5,803	$2,355
Obligations of Company paid by members of Golub Capital BDC LLC	—	—	896
Dividends and distributions declared during the period	(31,556)	(25,069)	(9,742)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Net Assets	Fair Value
Investments
Canada
Debt investments
Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.(3)(4)	Subordinated debt	N/A	14.50%	11/2015	$2,870	$2,810	0.4%	$1,435
Extreme Fitness, Inc.	Senior loan	N/A	8.00%	10/2012	508	508	0.1	508
Total Canada					$3,378	$3,318	0.5%	$1,943
Fair Value as percentage of Principal Amount								57.5%
United States
Debt investments
Aerospace and Defense
ILC Dover, LP(5)	Senior loan	L + 6.00%	N/A (6)	07/2017	$—	$(8)	— %	$(8)
ILC Dover, LP	Senior loan	L + 6.00%	7.25%	07/2017	4,407	4,323	1.2	4,319
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	1,877	1,848	0.5	1,877
White Oak Technologies, Inc.*	Senior loan	L + 5.00%	6.25%	03/2017	1,929	1,891	0.5	1,890
White Oak Technologies, Inc.(5)	Senior loan	L + 5.00%	N/A (6)	03/2017	—	(9)	—	(9)
					8,213	8,045	2.2	8,069
Automobile
ABRA, Inc.(5)	Subordinated debt	N/A	N/A (6)	04/2017	—	(22)	—	—
ABRA, Inc.(4)	Subordinated debt	N/A	13.50%	04/2017	9,623	9,445	2.6	9,623
American Driveline Systems, Inc.*	Senior loan	L + 5.50%	7.00%	01/2016	2,862	2,814	0.7	2,776
American Driveline Systems, Inc.	Senior loan	P + 4.50%	7.75%	01/2016	293	287	0.1	282
CLP Auto Interior Corporation*	Senior loan	L + 4.75%	4.97%	06/2013	3,053	3,053	0.8	2,992
Federal-Mogul Corporation	Senior loan	L + 1.94%	2.17%	12/2014	1,976	1,934	0.5	1,930
Federal-Mogul Corporation	Senior loan	L + 1.94%	2.16%	12/2015	1,008	986	0.3	985
K&N Engineering, Inc.(5)	Senior loan	P + 4.25%	N/A (6)	12/2016	—	(6)	—	—
K&N Engineering, Inc.	Senior loan	P + 4.25%	7.50%	12/2016	3,207	3,153	0.9	3,207
					22,022	21,644	5.9	21,795
Banking
Prommis Fin Co.*(3)(4)	Senior loan	L + 10.50%	10.50%	06/2015	196	191	—	167
Prommis Fin Co.*(3)(4)	Second lien	L + 10.50%	10.50%	06/2015	393	382	0.1	259
Prommis Fin Co.*(3)(4)	Second lien	L + 10.50%	10.50%	06/2015	196	191	—	—
Prommis Fin Co.	Senior loan	L + 9.00%	10.00%	06/2015	95	93	—	95
					880	857	0.1	521

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Beverage, Food and Tobacco
ABP Corporation(5)	Senior loan	L + 5.25%	N/A (6)	06/2016	—	(6)	—	—
ABP Corporation*	Senior loan	L + 5.25%	6.75%	06/2016	4,536	4,470	1.2	4,536
Ameriqual Group, LLC*	Senior loan	L + 5.00%	6.50%	03/2016	1,774	1,749	0.4	1,685
Ameriqual Group, LLC*	Senior loan	L + 7.50%	9.00%	03/2016	839	828	0.2	755
Atkins Nutrionals, Inc.	Senior loan	L + 8.88%	10.38%	12/2015	5,028	4,926	1.3	5,028
Candy Intermediate Holdings, Inc.	Senior loan	L + 6.25%	7.51%	06/2018	4,987	4,822	1.3	5,050
First Watch Restaurants, Inc.(5)	Senior loan	P + 6.50%	N/A (6)	12/2016	—	(30)	—	—
First Watch Restaurants, Inc.(5)	Senior loan	P + 6.50%	N/A (6)	12/2016	—	(30)	—	—
First Watch Restaurants, Inc.*	Senior loan	P + 6.50%	9.75%	12/2016	11,530	11,335	3.1	11,530
IL Fornaio (America) Corporation*	Senior loan	L + 5.25%	6.50%	06/2017	4,423	4,405	1.2	4,423
It'Sugar LLC	Senior loan	L + 8.50%	10.00%	04/2017	4,255	4,178	1.1	4,255
It'Sugar LLC	Subordinated debt	N/A	8.00%	10/2017	1,707	1,707	0.5	1,707
Julio & Sons Company(5)	Senior loan	L + 5.50%	N/A (6)	09/2014	—	(15)	—	—
Julio & Sons Company*	Senior loan	L + 5.50%	7.00%	09/2016	7,121	7,065	1.9	7,121
Julio & Sons Company(5)	Senior loan	L + 5.50%	N/A (6)	09/2016	—	(12)	—	—
Richelieu Foods, Inc.*	Senior loan	L + 5.00%	6.76%	11/2015	2,111	2,075	0.5	2,048
Richelieu Foods, Inc.(5)	Senior loan	L + 5.00%	N/A (6)	11/2015	—	(10)	—	(18)
					48,311	47,457	12.7	48,120
Broadcasting and Entertainment
Univision Communications Inc.	Senior loan	L + 2.00%	2.22%	09/2014	3,997	3,969	1.1	3,992
Building and Real Estate
ASP PDM Acquisition Co. LLC*	Senior loan	L + 6.25%	7.75%	12/2013	453	442	0.1	340
Global Claims Services, Inc.*	Senior loan	L + 5.00%	6.25%	06/2018	831	819	0.2	831
Global Claims Services, Inc.(5)	Senior loan	L + 5.00%	N/A (6)	06/2018	—	(1)	—	—
KHKI Acquisition, Inc.	Senior loan	P + 5.00%	8.50%	03/2013	2,626	2,625	0.6	2,101
Tecta America Corp.	Senior loan	P + 5.75%	9.00%	03/2014	3,506	3,506	0.8	2,994
					7,416	7,391	1.7	6,266
Cargo Transport
TMW Systems, Inc.*	Senior loan	P + 3.00%	6.25%	05/2016	1,686	1,667	0.4	1,686
Chemicals, Plastics and Rubber
Integrated DNA Technologies, Inc.(4)	Subordinated debt	N/A	14.00%	04/2015	4,700	4,650	1.3	4,700
Road Infrastructure Investment, LLC*	Senior loan	L + 5.00%	6.25%	03/2018	4,137	4,080	1.1	4,142
Road Infrastructure Investment, LLC	Senior loan	L + 5.00%	5.46%	03/2017	231	190	0.1	228
					9,068	8,920	2.5	9,070
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.75%	6.50%	08/2015	1,349	1,333	0.4	1,349
Fort Dearborn Company*	Senior loan	L + 5.25%	7.00%	08/2016	3,159	3,118	0.8	3,159
					4,508	4,451	1.2	4,508

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Diversified Conglomerate Manufacturing
Oasis Outsourcing Holdings, Inc.(4)	Subordinated debt	N/A	13.00%	04/2017	11,970	11,775	3.2	11,970
Pasternack Enterprises, Inc.*	Senior loan	L + 4.50%	6.00%	02/2014	3,492	3,453	0.9	3,492
Sunless Merger Sub, Inc.*	Senior loan	L + 5.00%	6.26%	07/2016	2,322	2,313	0.6	2,322
Sunless Merger Sub, Inc.*	Senior loan	P + 3.75%	7.00%	07/2016	29	28	—	29
Tecomet Inc.*	Senior loan	L + 5.25%	7.00%	12/2016	6,082	5,992	1.6	5,991
Tecomet Inc.(5)	Senior loan	L + 5.25%	N/A (6)	12/2016	—	(6)	—	—
TIDI Products, LLC*	Senior loan	L + 7.00%	8.25%	07/2018	8,791	8,606	2.3	8,703
TIDI Products, LLC(5)	Senior loan	L + 7.00%	N/A (6)	07/2017	—	(13)	—	(8)
Vintage Parts, Inc.*	Senior loan	L + 6.00%	8.50%	12/2013	82	82	—	82
Vintage Parts, Inc.*	Senior loan	L + 8.00%	9.75%	12/2013	1,239	1,228	0.3	1,239
Vintage Parts, Inc.*	Senior loan	L + 5.50%	5.86%	12/2013	5,934	5,914	1.6	5,934
					39,941	39,372	10.5	39,754
Diversified Conglomerate Service
API Healthcare Corporation*	Senior loan	L + 9.03%	10.53%	02/2017	9,587	9,424	2.6	9,587
Consona Holdings, Inc.*	Senior loan	L + 5.50%	6.75%	08/2018	1,092	1,056	0.3	1,081
Consona Holdings, Inc.*	Senior loan	L + 6.00%	7.25%	08/2018	1,567	1,551	0.4	1,551
Consona Holdings, Inc.(5)	Senior loan	L + 5.50%	N/A (6)	08/2017	—	(3)	—	(2)
Document Technologies, LLC(5)	Senior loan	L + 5.00%	N/A (6)	12/2016	—	(15)	—	—
Document Technologies, LLC	Senior loan	L + 5.00%	6.50%	12/2016	4,717	4,646	1.3	4,694
EAG, Inc.*	Senior loan	P + 3.50%	6.75%	07/2017	2,629	2,593	0.7	2,629
Employment Law Training, Inc.(5)	Senior loan	L + 7.50%	N/A (6)	12/2016	—	(22)	—	—
Employment Law Training, Inc.*	Senior loan	L + 7.50%	9.00%	12/2016	18,219	17,822	4.9	18,219
Evolution1, Inc.*	Senior loan	L + 4.75%	6.25%	06/2016	4,619	4,567	1.2	4,619
Evolution1, Inc.(5)	Senior loan	L + 4.75%	N/A (6)	06/2016	—	(19)	—	—
Evolution1, Inc.(5)	Senior loan	L + 4.75%	N/A (6)	06/2016	—	(4)	—	—
HighJump Acquisition LLC(5)	Senior loan	L + 8.75%	N/A (6)	07/2016	—	(12)	—	—
HighJump Acquisition LLC	Senior loan	L + 8.75%	10.00%	07/2016	5,441	5,379	1.5	5,441
Marathon Data Operating Co., LLC	Senior loan	L + 6.25%	7.50%	08/2017	4,818	4,700	1.3	4,746
Marathon Data Operating Co., LLC(5)	Senior loan	L + 6.25%	N/A (6)	08/2017	—	(10)	—	(10)
MSC.Software Corporation*	Senior loan	L + 7.74%	9.24%	12/2016	6,238	6,133	1.7	6,238
NS Holdings, Inc.*	Senior loan	L + 4.63%	6.00%	06/2015	260	257	0.1	260
NS Holdings, Inc.*	Senior loan	L + 6.27%	7.68%	06/2015	1,963	1,941	0.5	1,963
PC Helps Support, LLC	Senior loan	P + 4.25%	7.50%	09/2017	2,390	2,355	0.6	2,354
PC Helps Support, LLC(5)	Senior loan	P + 4.25%	N/A (6)	09/2017	—	(3)	—	(3)
Secure-24, LLC	Senior loan	L + 6.25%	7.50%	08/2017	9,288	9,061	2.4	9,149
Secure-24, LLC(5)	Senior loan	L + 6.25%	N/A (6)	08/2017	—	(8)	—	(8)
Secure-24, LLC(5)	Senior loan	L + 6.25%	N/A (6)	08/2017	—	(16)	—	(17)
Sumtotal Systems, Inc.*	Senior loan	L + 4.00%	5.25%	12/2015	1,415	1,403	0.4	1,415
					74,243	72,776	19.9	73,906

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Diversified Natural Resources, Precious Metals, and Minerals
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	1,619	1,578	0.4	1,619
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	2,974	2,904	0.8	2,974
					4,593	4,482	1.2	4,593
Electronics
Blue Coat Systems, Inc.*	Second lien	L + 10.00%	11.50%	08/2018	5,424	5,277	1.5	5,573
Blue Coat Systems, Inc.	Senior loan	L + 6.00%	7.50%	02/2018	8,085	7,940	2.2	8,156
Cape Electrical Supply LLC*(4)	Senior loan	L + 5.25%	6.75%	11/2013	1,465	1,437	0.4	1,465
Ecommerce Industries, Inc.(5)	Senior loan	L + 6.75%	N/A (6)	10/2016	—	(27)	—	—
Ecommerce Industries, Inc.*	Senior loan	L + 8.34%	9.59%	10/2016	13,530	13,329	3.6	13,530
Entrust, Inc.*	Senior loan	L + 7.47%	8.97%	03/2017	4,053	4,006	1.1	4,053
Entrust, Inc.*	Senior loan	L + 7.45%	8.95%	03/2017	8,046	7,935	2.1	8,046
Rogue Wave Holdings, Inc.*	Senior loan	L + 10.00%	11.25%	08/2016	3,982	3,945	1.1	3,982
Syncsort Incorporated(5)	Senior loan	L + 5.50%	N/A (6)	03/2015	—	(4)	—	—
Syncsort Incorporated*	Senior loan	L + 5.50%	7.50%	03/2015	8,032	7,918	2.1	8,032
Time-O-Matic, Inc.(4)	Subordinated debt	N/A	13.25%	12/2016	11,561	11,386	3.1	11,561
					64,178	63,142	17.2	64,398
Farming and Agriculture
AGData, L.P.	Senior loan	L + 6.25%	7.75%	08/2016	2,814	2,782	0.8	2,814
Finance
Bonddesk Group LLC*	Senior loan	L + 5.00%	6.50%	09/2016	1,010	1,002	0.3	1,010
Compass Group Diversified Holdings, LLC*	Senior loan	L + 5.00%	6.25%	10/2017	8,387	8,025	2.2	8,408
Pillar Processing LLC*(3)	Senior loan	L + 5.50%	5.95%	11/2013	2,412	2,389	0.4	1,361
Pillar Processing LLC*(3)	Senior loan	N/A	14.50%	05/2014	3,125	2,947	—	—
					14,934	14,363	2.9	10,779

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.(4)	Subordinated debt	N/A	14.00%	06/2016	7,958	7,828	2.1	7,958
Alegeus Technologies, LLC*	Senior loan	L + 5.00%	6.50%	08/2018	873	860	0.2	860
Avatar International, LLC(5)	Senior loan	L + 7.50%	N/A (6)	09/2016	—	(8)	—	—
Avatar International, LLC*	Senior loan	L + 7.50%	8.75%	09/2016	7,855	7,747	2.1	7,855
Avatar International, LLC	Senior loan	L + 8.00%	9.25%	09/2016	1,695	1,677	0.5	1,695
Campus Management Acquisition Corp.	Second lien	L + 10.35%	12.10%	09/2015	5,067	5,007	1.2	4,662
CHS/Community Health Systems, Inc.	Senior loan	L + 3.50%	3.92%	01/2017	406	406	0.1	409
Community Hospices of America, Inc.*	Senior loan	L + 5.50%	7.25%	12/2015	4,955	4,891	1.3	4,955
Community Hospices of America, Inc.(5)	Senior loan	L + 5.50%	N/A (6)	12/2015	—	(5)	—	—
Community Hospices of America, Inc.(4)	Subordinated debt	L + 11.75%	13.75%	06/2016	1,874	1,844	0.5	1,874
DDC Center Inc.*	Senior loan	L + 6.50%	9.50%	10/2014	8,205	8,211	2.2	8,205
DDC Center Inc.*	Senior loan	L + 6.50%	9.50%	12/2012	227	227	0.1	227
DDC Center Inc.	Senior loan	P + 5.25%	10.75%	10/2013	182	182	—	182
Delta Educational Systems, Inc.*	Senior loan	L + 5.00%	7.00%	11/2012	2,740	2,735	0.7	2,685
Dialysis Newco, Inc.(4)	Subordinated debt	N/A	13.00%	09/2018	8,795	8,677	2.3	8,795
G & H Wire Company, Inc.(5)	Senior loan	L + 5.50%	N/A (6)	11/2016	—	(13)	—	—
G & H Wire Company, Inc.*	Senior loan	L + 5.50%	7.00%	11/2016	8,974	8,829	2.4	8,839
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.00%	05/2017	455	445	0.1	419
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.00%	05/2017	3,986	3,909	1.0	3,826
Hospitalists Management Group, LLC(5)	Senior loan	L + 4.50%	N/A (6)	05/2017	—	(10)	—	(36)
The Hygenic Corporation*	Senior loan	L + 2.50%	2.73%	04/2013	1,961	1,951	0.5	1,961
IntegraMed America, Inc.(5)	Senior loan	L + 7.25%	N/A (6)	09/2017	—	(18)	—	(16)
IntegraMed America, Inc.	Senior loan	L + 7.25%	8.50%	09/2017	14,603	14,275	3.8	14,311
Maverick Healthcare Group, LLC	Senior loan	L + 5.50%	7.25%	12/2016	2,148	2,123	0.6	2,148
National Healing Corporation	Senior loan	L + 6.75%	8.25%	11/2017	3,569	3,415	1.0	3,569
National Healing Corporation*	Second lien	L + 10.00%	11.50%	11/2018	17,976	16,967	4.8	17,976
NeuroTherm, Inc.*	Senior loan	L + 5.00%	6.50%	02/2016	1,591	1,567	0.4	1,591
NeuroTherm, Inc.	Senior loan	P + 4.00%	7.25%	02/2016	124	118	—	124
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.25%	6.50%	05/2018	2,243	2,200	0.6	2,198
Pentec Acquisition Sub, Inc.(5)	Senior loan	L + 5.25%	N/A (6)	05/2017	—	(4)	—	(4)
PhysioTherapy Associates Holdings, Inc.*	Senior loan	L + 4.75%	6.01%	04/2018	577	566	0.2	578
Reliant Pro ReHab, LLC*	Senior loan	L + 4.75%	6.00%	06/2016	3,601	3,554	1.0	3,601
Reliant Pro ReHab, LLC	Senior loan	L + 4.75%	6.00%	06/2016	872	858	0.2	872
Reliant Pro ReHab, LLC	Senior loan	P + 3.75%	7.00%	06/2016	550	542	0.1	550
Renaissance Pharma (U.S.) Holdings Inc.	Senior loan	P + 4.25%	7.50%	06/2017	71	65	—	68
Renaissance Pharma (U.S.) Holdings Inc.	Senior loan	L + 5.25%	6.76%	06/2017	2,449	2,402	0.6	2,424
Surgical Information Systems, LLC	Second lien	L + 7.40%	8.91%	12/2015	4,291	4,235	1.1	4,291
WIL Research Company, Inc.*	Senior loan	L + 5.25%	6.75%	04/2018	792	781	0.2	788
					121,665	119,036	31.9	120,440

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.*	Senior loan	L + 5.75%	7.76%	11/2016	1,094	1,079	0.3	1,094
WII Components, Inc.*	Senior loan	L + 4.75%	6.25%	07/2016	1,732	1,712	0.5	1,732
WII Components, Inc.(5)	Senior loan	L + 4.75%	N/A (6)	07/2016	—	(1)	—	—
Zenith Products Corporation*	Senior loan	L + 5.50%	5.93%	09/2013	3,409	3,367	0.9	3,239
					6,235	6,157	1.7	6,065
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.*	Senior loan	L + 8.00%	9.50%	01/2017	16,807	16,525	4.5	16,807
Competitor Group, Inc.(5)	Senior loan	L + 8.00%	N/A (6)	01/2017	—	(8)	—	—
Competitor Group, Inc.	Senior loan	L + 8.00%	9.50%	01/2017	1,257	1,230	0.3	1,257
Cortz, Inc.*	Senior loan	L + 5.50%	7.00%	03/2014	6,609	6,582	1.8	6,609
Octane Fitness, LLC*	Senior loan	L + 5.50%	7.00%	12/2015	4,675	4,552	1.2	4,675
Pride Manufacturing Company, LLC*	Senior loan	L + 5.50%	7.25%	11/2015	737	728	0.2	722
The Service Companies*	Senior loan	L + 6.50%	9.00%	03/2014	6,612	6,557	1.8	6,612
					36,697	36,166	9.8	36,682
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*	Senior loan	L + 5.00%	5.22%	12/2013	8,845	8,737	2.4	8,845
Personal and Non-Durable Consumer Products
Dr. Miracles, Inc.*(4)	Senior loan	L + 7.50%	10.00%	03/2014	3,092	3,077	0.7	2,783
Massage Envy, LLC	Senior loan	L + 7.25%	8.50%	09/2018	63	45	—	47
Massage Envy, LLC	Senior loan	L + 7.25%	8.50%	09/2018	17,061	16,638	4.5	16,804
					20,216	19,760	5.2	19,634
Personal, Food and Miscellaneous Services
Affordable Care Inc.*	Senior loan	L + 4.75%	6.25%	12/2015	3,525	3,490	0.9	3,525
Affordable Care Inc.(5)	Senior loan	L + 4.75%	N/A (6)	12/2015	—	(6)	—	—
Automatic Bar Controls, Inc.*	Senior loan	L + 5.75%	7.25%	03/2016	972	962	0.2	933
Automatic Bar Controls, Inc.(5)	Senior loan	L + 5.75%	N/A (6)	03/2016	—	(2)	—	(6)
Brasa (Holdings) Inc.*	Senior loan	L + 6.25%	7.50%	07/2019	5,126	4,976	1.3	5,049
Focus Brands Inc.	Second lien	L + 9.00%	10.25%	08/2018	6,481	6,363	1.8	6,578
Focus Brands Inc.	Senior loan	L + 5.00%	6.26%	02/2018	5,951	5,898	1.6	6,033
Ignite Restaurant Group, Inc.*	Senior loan	L + 4.75%	6.25%	03/2016	4,170	4,101	1.1	4,170
NVA Acquisition Company	Senior loan	L + 4.25%	5.50%	06/2016	1,881	1,867	0.5	1,881
PMI Holdings, Inc. (Papa Murphys)(5)	Senior loan	L + 5.25%	N/A (6)	06/2017	—	(3)	—	—
PMI Holdings, Inc. (Papa Murphys)	Senior loan	L + 5.25%	6.51%	06/2017	2,709	2,683	0.7	2,709
Restaurant Technologies, Inc.*	Senior loan	L + 4.75%	6.00%	05/2017	1,077	1,069	0.3	1,056
Restaurant Technologies, Inc.	Senior loan	L + 4.75%	6.00%	05/2017	117	116	—	114
Trusthouse Service Group, Inc.(5)	Senior loan	L + 5.25%	N/A (6)	06/2018	—	(4)	—	—
Trusthouse Service Group, Inc.	Senior loan	P + 4.25%	7.50%	06/2017	82	77	—	82
Trusthouse Service Group, Inc.	Senior loan	L + 5.25%	6.75%	06/2018	2,976	2,926	0.8	2,976
Vetcor Merger Sub LLC*	Senior loan	L + 6.00%	7.50%	02/2015	9,646	9,646	2.6	9,646
					44,713	44,159	11.8	44,746

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Personal Transportation
PODS Funding Corp. II(4)	Subordinated debt	N/A	21.00%	11/2017	2,802	2,802	0.7	2,802
PODS Funding Corp. II(4)	Subordinated debt	N/A	21.00%	11/2017	579	579	0.2	579
PODS Funding Corp. II(4)	Second lien	N/A	15.50%	05/2017	447	441	0.1	447
PODS Funding Corp. II(4)	Second lien	N/A	15.50%	05/2017	2,096	2,045	0.6	2,096
PODS Funding Corp. II	Senior loan	L + 7.00%	8.50%	11/2016	773	753	0.2	773
PODS Funding Corp. II*	Senior loan	L + 7.00%	8.50%	11/2016	5,955	5,807	1.6	5,955
					12,652	12,427	3.4	12,652
Printing and Publishing
Digital Technology International, LLC.	Senior loan	P + 6.00%	9.25%	09/2016	928	921	0.2	928
Digital Technology International, LLC.	Senior loan	L + 7.25%	8.75%	09/2016	6,333	6,230	1.7	6,333
Market Track, LLC*	Senior loan	L + 6.11%	7.36%	08/2018	3,150	3,104	0.8	3,103
Market Track, LLC(5)	Senior loan	L + 6.11%	N/A (6)	08/2018	—	(6)	—	(6)
Market Track, LLC(5)	Senior loan	L + 7.65%	N/A (6)	08/2018	—	(4)	—	(4)
Trade Service Company, LLC*	Senior loan	L + 5.25%	6.75%	06/2013	1,026	1,024	0.3	1,026
Trade Service Company, LLC*(4)	Senior loan	N/A	14.00%	06/2013	765	764	0.2	765
Trade Service Company, LLC	Senior loan	L + 5.25%	N/A (6)	06/2013	—	—	—	—
					12,202	12,033	3.2	12,145
Retail Stores
Barcelona Restaurants, LLC*(7)	Senior loan	L + 10.00%	11.50%	03/2017	4,964	4,878	1.3	4,964
Barcelona Restaurants, LLC(5)(7)	Senior loan	L + 10.00%	N/A (6)	03/2017	—	(5)	—	—
Benihana, Inc.	Senior loan	L + 8.00%	9.25%	08/2017	365	329	0.1	335
Benihana, Inc.*	Senior loan	L + 8.00%	9.25%	02/2018	13,456	13,108	3.5	13,166
Bojangles' Restaurants, Inc.*	Senior loan	P + 5.50%	8.75%	08/2017	2,761	2,597	0.7	2,767
Chuy's OPCO, Inc.(5)	Senior loan	L + 7.00%	N/A (6)	05/2016	—	(2)	—	—
Chuy's OPCO, Inc.(5)	Senior loan	L + 7.00%	N/A (6)	05/2016	—	(9)	—	—
Chuy's OPCO, Inc.	Senior loan	L + 7.00%	8.50%	05/2016	942	929	0.3	942
DTLR, Inc. (fka Levtran)*	Senior loan	L + 8.00%	11.00%	12/2015	7,904	7,806	2.1	7,904
The Marshall Retail Group, LLC(5)	Senior loan	L + 6.50%	N/A (6)	10/2016	—	(15)	—	—
The Marshall Retail Group, LLC*	Senior loan	L + 6.50%	8.00%	10/2016	10,414	10,238	2.8	10,414
Michaels Stores, Inc.	Senior loan	L + 2.25%	2.69%	10/2013	2,917	2,920	0.8	2,932
Restaurant Holding Company, LLC	Senior loan	L + 7.50%	9.00%	02/2017	9,517	9,350	2.6	9,660
Rubio's Restaurants, Inc*(4)	Senior loan	L + 7.75%	9.50%	06/2015	8,246	8,149	2.2	8,246
Specialty Catalog Corp.	Senior loan	L + 6.00%	7.50%	07/2017	5,396	5,326	1.4	5,342
Specialty Catalog Corp.(5)	Senior loan	L + 6.00%	N/A (6)	07/2017	—	(8)	—	(8)
Vision Source L.P.(5)	Senior loan	L + 6.75%	N/A (6)	04/2016	—	(9)	—	—
Vision Source L.P.*	Senior loan	L + 6.75%	8.00%	04/2016	13,201	13,007	3.5	13,201
					80,083	78,589	21.3	79,865

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Telecommunications
Hosting.com, Inc.*	Senior loan	L + 4.50%	5.76%	10/2016	846	836	0.2	846
Hosting.com, Inc.(5)	Senior loan	L + 4.50%	N/A (6)	10/2016	—	(2)	—	—
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	28	27	—	28
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	2,159	2,131	0.6	2,159
West Corporation(5)	Senior loan	L + 1.75%	N/A (6)	10/2012	—	(8)	—	—
					3,033	2,984	0.8	3,033
Utilities
PowerPlan Consultants, Inc.(3)	Senior loan	L + 5.25%	N/A (6)	03/2017	—	(2)	—	—
PowerPlan Consultants, Inc.*	Senior loan	L + 5.25%	6.76%	03/2018	5,164	5,093	1.4	5,164
					5,164	5,091	1.4	5,164
Total debt investments United States					$658,309	$646,457	173.2%	$649,542
Fair Value as a percentage of Principal Amount								98.7%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount/Shares/ Contracts	Cost	Percentage of Total Net Assets	Fair Value
Equity investments
Aerospace and Defense
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	$670	0.2%	$753
Whitcraft LLC	Warrant	N/A	N/A	N/A	—	—	—	147
						670	0.2	900
Automobile
ABRA, Inc.	LLC interest	N/A	N/A	N/A	208	1,471	0.4	1,688
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	—	4	—	4
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	—	62	—	62
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	—	18	—	18
						1,555	0.4	1,772
Banking
Prommis Solutions Inc.*	Preferred LLC interest	N/A	N/A	N/A	1	472	—	—
Prommis Solutions Inc.*	A-1 LLC interest	N/A	N/A	N/A	—	—	—	—
Prommis Solutions Inc.*	A-2 LLC interest	N/A	N/A	N/A	—	—	—	—
						472	—	—
Beverage, Food and Tobacco
Atkins Nutrionals, Inc.	LLC interest	N/A	N/A	N/A	57	796	0.3	1,063
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	7	691	0.2	691
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.2	619
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	0.1	193
						2,228	0.8	2,566
Diversified Conglomerate Manufacturing
Oasis Outsourcing Holdings, Inc.	LLC interest	N/A	N/A	N/A	1,088	1,088	0.4	1,385
Sunless Merger Sub, Inc.	Preferred stock	N/A	N/A	N/A	—	148	—	129
TIDI Products, LLC	LLC interest	N/A	N/A	N/A	315	315	0.1	315
						1,551	0.5	1,829
Diversified Conglomerate Service
Document Technologies, LLC	LLC interest	N/A	N/A	N/A	24	490	0.1	490
Employment Law Training, Inc.	LP interest	N/A	N/A	N/A	—	666	0.2	757
Marathon Data Operating Co., LLC	Common stock	N/A	N/A	N/A	1	264	0.1	264
Marathon Data Operating Co., LLC	Preferred stock	N/A	N/A	N/A	1	264	0.1	264
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	—	7
PC Helps Support, LLC	Preferred stock	N/A	N/A	N/A	—	61	—	61
Secure-24, LLC	LLC Units	N/A	N/A	N/A	253	253	0.1	253
						2,005	0.6	2,096

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount/Shares/ Contracts	Cost	Percentage of Total Net Assets	Fair Value
Finance
Pillar Processing LLC*	Common stock	N/A	N/A	N/A	—	—	—	—
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	—	—
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	13	1,273	0.4	1,369
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	695	0.2	695
Dialysis Newco, Inc.	LLC interest	N/A	N/A	N/A	871	871	0.2	871
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	—	102	—	102
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	—	38	—	38
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	514	0.1	514
National Healing Corporation	Preferred stock	N/A	N/A	N/A	695	799	0.3	1,127
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	569	0.2	569
Pentec Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	116
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	264	0.1	263
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	414
						5,722	1.6	6,078
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	73	—	73
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	Preferred stock	N/A	N/A	N/A	12	88	0.1	193
Competitor Group, Inc.	Common stock	N/A	N/A	N/A	—	87	—	107
						175	0.1	300
Personal and Non-Durable Consumer Products
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.2	749
Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	271	—	—	—
Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	—	145	—	145
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	—	145
						290	—	290

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2012

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount/Shares/Contracts	Cost	Percentage of Total Net Assets	Fair Value
Retail Stores
Barcelona Restaurants, LLC(7)	LP interest	N/A	N/A	N/A	1,996	1,996	0.7	2,538
Benihana, Inc.	LLC interest	N/A	N/A	N/A	43	699	0.2	699
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.2	599
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	936	0.2	936
						4,576	1.3	4,772
Total equity investments United States						$20,066	5.7%	$21,425
Total United States						$666,523	178.9%	$670,967
Total investments						$669,841	179.4%	$672,910

*	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 6).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR”) “L” or Prime “P” and which reset daily, quarterly or semiannually. For each we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2012. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2012.
(3)	Loan was on non-accrual status as of September 30, 2012, meaning that the Company has ceased recognizing interest income on the loan.
(4)	A portion of the interest may be deferred through a payment-in-kind (“PIK”) rate option.
(5)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)	The entire commitment was unfunded at September 30, 2012. As such, no interest is being earned on this investment.
(7)	The Company is an “affiliated person,” as that term is defined in the 1940 Act, of the portfolio company as it owns five percent or more of the portfolio company’s voting securities.

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2011
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.75%	6.65%	08/2015	23	22	—	23
Fort Dearborn Company*	Senior loan	L + 5.25%	7.12%	08/2016	49	48	—	49
Fort Dearborn Company*	Senior loan	L + 4.75%	6.50%	08/2015	1,473	1,450	0.5	1,473
Fort Dearborn Company*	Senior loan	L + 5.25%	7.00%	08/2016	3,258	3,205	1.0	3,258
					4,803	4,725	1.5	4,803
Diversified Conglomerate Manufacturing
Heat Transfer Parent, Inc.*	Senior loan	L + 3.00%	3.24%	06/2013	1,790	1,748	0.5	1,682
Neptco Inc.(6)	Senior loan	L + 6.00%	8.00%	03/2013	3,920	3,838	1.1	3,607
OnCore Manufacturing LLC*	Senior loan	L + 8.00%	11.00%	06/2016	3,542	3,482	1.2	3,648
Pasternack Enterprises, Inc.*	Senior loan	L + 4.50%	6.00%	02/2014	4,467	4,381	1.4	4,377
Sunless Merger Sub, Inc.*	Senior loan	L + 5.00%	6.25%	07/2016	2,412	2,400	0.8	2,400
Sunless Merger Sub, Inc.(3)	Senior loan	L + 5.00%	N/A (4)	07/2016	—	(1)	—	(1)
Tecomet Inc.(3)	Senior loan	L + 5.25%	N/A (4)	12/2015	—	(7)	—	—
Tecomet Inc.*	Senior loan	L + 5.25%	7.00%	12/2015	4,564	4,520	1.4	4,564
Vintage Parts, Inc.*	Senior loan	L + 5.50%	5.75%	12/2013	6,596	6,534	2.0	6,398
Vintage Parts, Inc.*	Senior loan	L + 6.00%	8.50%	12/2013	92	92	—	92
Vintage Parts, Inc.*	Senior loan	L + 8.00%	9.75%	12/2013	1,378	1,415	0.4	1,420
					28,761	28,402	8.8	28,187
Diversified Conglomerate Service
Benetech, Inc.*	Senior loan	L + 5.00%	5.22%	12/2013	8,845	8,649	2.8	8,845
CIBT Holdings(3)	Senior loan	L + 4.75%	N/A (4)	12/2015	—	(3)	—	—
CIBT Holdings*	Senior loan	L + 4.75%	6.50%	12/2015	1,055	1,055	0.3	1,055
Compass Group Diversified Holdings, LLC*	Senior loan	L + 4.00%	4.25%	12/2013	4,444	4,444	1.4	4,444
Cortz, Inc.*	Senior loan	L + 5.50%	7.00%	03/2014	6,624	6,585	2.1	6,624
Digital Technology International, LLC(3)	Senior loan	P + 6.00%	N/A (4)	09/2016	—	(9)	—	(9)
Digital Technology International, LLC	Senior loan	L + 7.25%	8.75%	09/2016	6,495	6,365	2.0	6,430
EAG, Inc.*	Senior loan	P + 3.50%	6.75%	07/2017	2,732	2,687	0.9	2,732
Evolution1, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	—	(24)	—	(33)
Evolution1, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	—	(5)	—	(7)
Evolution1, Inc.*	Senior loan	L + 4.75%	6.25%	06/2016	4,654	4,588	1.4	4,561
HighJump Acquisition LLC(3)	Senior loan	L + 8.75%	N/A (4)	07/2016	—	(15)	—	(16)
HighJump Acquisition LLC	Senior loan	L + 8.75%	10.00%	07/2016	5,496	5,417	1.7	5,469
NS Holdings, Inc.*(3)	Senior loan	L + 6.25%	N/A (4)	06/2015	—	(6)	—	—
NS Holdings, Inc.*	Senior loan	L + 6.28%	7.65%	06/2015	2,140	2,107	0.7	2,140
QuadraMed Corporation*	Senior loan	L + 5.25%	6.75%	07/2016	1,215	1,203	0.4	1,202
Royall & Company*	Senior loan	L + 5.00%	6.50%	11/2015	770	757	0.2	770
The Service Companies, Inc.*	Senior loan	L + 6.50%	9.00%	03/2014	5,573	5,573	1.8	5,573
Sumtotal Systems, Inc.*	Senior loan	L + 4.25%	5.50%	12/2015	1,552	1,536	0.5	1,552
					51,595	50,904	16.2	51,332

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2011
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Healthcare, Education and Childcare
ADG, LLC(3)	Senior loan	L + 4.75%	N/A (4)	03/2014	—	(5)	—	—
ADG, LLC	Senior loan	P + 3.75%	7.00%	03/2014	21	17	—	21
ADG, LLC*	Senior loan	L + 4.75%	6.25%	03/2014	3,389	3,389	1.1	3,389
Advanced Pain Management Holdings, Inc.(6)	Subordinated debt	N/A	14.00%	06/2016	7,798	7,632	2.5	7,798
Avatar International, LLC*	Senior loan	L + 7.50%	8.75%	09/2016	8,056	7,917	2.5	7,955
Avatar International, LLC(3)	Senior loan	L + 7.50%	N/A (4)	09/2016	—	(10)	—	(10)
Campus Management Acquisition Corp.	Second lien	L + 8.25%	10.00%	09/2015	5,315	5,230	1.7	5,315
CHS/Community Health Systems, Inc. *	Senior loan	L + 2.25%	2.57%	07/2014	519	514	0.2	486
Community Hospices of America, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	12/2015	—	(6)	—	—
Community Hospices of America, Inc.*	Senior loan	L + 5.50%	7.25%	12/2015	5,233	5,145	1.7	5,233
Community Hospices of America, Inc.(6)	Subordinated debt	L + 11.75%	13.75%	06/2016	1,822	1,784	0.6	1,822
DDC Center Inc.*	Senior loan	L + 6.50%	9.50%	10/2014	8,591	8,591	2.7	8,420
Delta Educational Systems, Inc.*	Senior loan	P + 2.75%	6.00%	06/2012	2,924	2,881	0.9	2,924
Den-Mat Holdings, LLC(5)(6)	Senior loan	L + 7.50%	8.50%	06/2014	3,419	3,350	0.3	858
Ernest Healthcare, Inc.*	Senior loan	L + 4.75%	6.25%	05/2016	2,527	2,504	0.8	2,527
G & H Wire Company, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	12/2015	—	(11)	—	—
G & H Wire Company, Inc.*	Senior loan	L + 5.50%	7.25%	12/2015	5,775	5,674	1.8	5,775
Hospitalists Management Group, LLC(3)	Senior loan	L + 4.50%	N/A (4)	05/2017	—	(13)	—	(18)
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.00%	05/2017	415	402	0.1	397
Hospitalists Management Group, LLC	Senior loan	P + 3.50%	6.75%	05/2017	4,175	4,077	1.3	4,091
The Hygenic Corporation*	Senior loan	L + 2.50%	2.75%	04/2013	2,242	2,209	0.7	2,197
Integrated DNA Technologies, Inc.(6)	Subordinated debt	N/A	14.00%	04/2015	3,800	3,752	1.2	3,800
Integrated DNA Technologies, Inc.(6)	Subordinated debt	N/A	14.00%	04/2015	450	444	0.1	450
Integrated DNA Technologies, Inc.(3)	Subordinated debt	N/A	N/A (4)	04/2015	—	(6)	—	—
Maverick Healthcare Group, LLC*	Senior loan	L + 5.50%	7.25%	12/2016	2,251	2,219	0.7	2,251
NeuroTherm, Inc.	Senior loan	L + 5.00%	6.50%	02/2016	243	236	0.1	243
NeuroTherm, Inc.*	Senior loan	L + 5.00%	6.50%	02/2016	1,707	1,673	0.5	1,707
Reliant Pro ReHab, LLC*	Senior loan	L + 4.75%	6.00%	06/2016	3,793	3,730	1.2	3,755
Reliant Pro ReHab, LLC(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	—	(21)	—	(18)
Reliant Pro ReHab, LLC(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	—	(10)	—	(6)
Sterilmed, Inc.*(6)	Senior loan	L + 8.50%	10.00%	07/2016	3,079	3,079	1.0	3,079
Sterilmed, Inc.(3)	Senior loan	L + 6.25%	N/A (4)	07/2015	—	(7)	—	—
Surgical Information Systems, LLC	Second lien	L + 7.73%	9.23%	12/2015	5,047	4,961	1.6	5,047
TIDI Products, LLC*	Senior loan	L + 5.00%	6.50%	05/2015	2,228	2,228	0.7	2,228
TIDI Products, LLC(3)	Senior loan	L + 5.00%	N/A (4)	05/2015	—	(5)	—	—
United Surgical Partners International, Inc.*	Senior loan	L + 2.00%	2.24%	04/2014	1,514	1,514	0.5	1,430
					86,333	85,058	26.5	83,146

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2011
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Personal and Non-Durable Consumer Products
Dr. Miracles, Inc.*(6)	Senior loan	L + 7.50%	10.00%	03/2014	3,344	3,317	1.0	3,210
Massage Envy, LLC(3)	Senior loan	L + 5.00%	N/A (4)	06/2016	—	(1)	—	—
Massage Envy, LLC*	Senior loan	L + 5.00%	6.50%	06/2016	6,742	6,742	2.2	6,742
MTS Medication Technologies, Inc.(3)	Senior loan	P + 4.25%	N/A (4)	06/2016	—	(2)	—	—
MTS Medication Technologies, Inc.*	Senior loan	L + 5.50%	7.00%	06/2016	1,601	1,590	0.5	1,601
Strategic Partners, Inc.(6)	Subordinated debt	N/A	14.00%	02/2017	9,636	9,415	3.1	9,636
					21,323	21,061	6.8	21,189
Personal, Food and Miscellaneous Services
Affordable Care Inc.(3)	Senior loan	L + 5.00%	N/A (4)	12/2015	—	(8)	—	—
Affordable Care Inc.*	Senior loan	L + 5.00%	6.50%	12/2015	3,686	3,638	1.2	3,686
Automatic Bar Controls, Inc.*	Senior loan	L + 5.75%	7.44%	03/2016	1,125	1,110	0.4	1,125
Automatic Bar Controls, Inc.(3)	Senior loan	P + 4.75%	8.00%	03/2016	2	(1)	—	2
Ignite Restaurant Group, Inc.*	Senior loan	L + 4.75%	6.25%	03/2016	6,633	6,633	2.1	6,633
NVA Acquisition Company	Senior loan	L + 4.25%	5.50%	06/2016	1,900	1,900	0.6	1,824
Restaurant Technologies, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	05/2017	—	(2)	—	—
Restaurant Technologies, Inc.*	Senior loan	L + 4.75%	6.00%	05/2017	1,116	1,106	0.4	1,116
Trusthouse Service Group, Inc.(3)	Senior loan	L + 5.13%	N/A (4)	07/2017	—	(5)	—	(5)
Trusthouse Service Group, Inc.	Senior loan	P + 4.13%	7.38%	07/2016	3	3	—	3
Trusthouse Service Group, Inc.	Senior loan	L + 5.13%	6.63%	07/2017	1,044	1,029	0.3	1,029
Vetcor Professional Practices LLC*	Senior loan	L + 6.00%	7.50%	02/2015	1,944	1,944	0.6	1,944
Vetcor Professional Practices LLC(3)	Senior loan	L + 6.00%	N/A (4)	02/2015	—	(120)	—	—
Vetcor Professional Practices LLC	Senior loan	L + 6.00%	7.50%	02/2015	2,020	2,020	0.6	2,020
					19,473	19,247	6.2	19,377
Printing and Publishing
Market Track, LLC(3)	Senior loan	L + 7.75%	N/A (4)	11/2015	—	(20)	—	—
Market Track, LLC*	Senior loan	L + 7.75%	9.25%	11/2015	12,768	12,563	4.1	12,768
Trade Service Company, LLC(3)	Senior loan	L + 5.25%	N/A (4)	06/2013	—	(1)	—	—
Trade Service Company, LLC*	Senior loan	L + 5.25%	6.75%	06/2013	1,342	1,338	0.5	1,342
Trade Service Company, LLC*(6)	Senior loan	N/A	14.00%	06/2013	765	763	0.3	765
					14,875	14,643	4.9	14,875

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2011
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Retail Stores
Chuy's OPCO, Inc.(3)	Senior loan	L + 7.00%	N/A (4)	05/2016	—	(3)	—	—
Chuy's OPCO, Inc.(3)	Senior loan	L + 7.00%	N/A (4)	05/2016	—	(21)	—	—
Chuy's OPCO, Inc.	Senior loan	L + 7.00%	8.50%	05/2016	8,639	8,458	2.8	8,639
DTLR, Inc.	Senior loan	L + 8.00%	11.00%	12/2015	5,861	5,738	1.9	5,861
The Marshall Retail Group, LLC*	Senior loan	L + 4.50%	7.25%	04/2013	2,574	2,516	0.8	2,574
The Marshall Retail Group, LLC*	Second lien	L + 6.50%	9.25%	04/2013	2,100	2,063	0.7	2,100
Rubio's Restaurants, Inc.*	Senior loan	L + 7.00%	8.75%	06/2015	9,433	9,280	3.0	9,433
Vision Source L.P.*	Senior loan	L + 6.75%	8.00%	04/2016	13,669	13,411	4.3	13,669
Vision Source L.P.	Senior loan	L + 6.75%	8.00%	04/2016	142	131	—	142
					42,418	41,573	13.5	42,418
Telecommunications
Hosting.com	Senior loan	L + 6.75%	N/A (4)	05/2014	—	—	—	—
Hosting.com*	Senior loan	L + 6.75%	8.25%	05/2014	2,084	2,084	0.7	2,084
NameMedia, Inc.	Senior loan	P + 5.00%	8.25%	11/2014	9	8	—	8
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	2,486	2,439	0.8	2,461
West Corporation(3)	Senior loan	L + 2.00%	N/A (4)	10/2012	—	(124)	(0.1)	(200)
					4,579	4,407	1.4	4,353
Total debt investments United States					$457,506	$450,793	141.4%	$447,638
Fair Value as a percentage of Principal Amount								97.8%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments
September 30, 2011
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount / Shares / Contracts	Cost	Percentage of Total Net Assets	Fair Value
Equity investments
Aerospace and Defense
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	$670	0.2%	$670
Whitcraft LLC	Warrant	N/A	N/A	N/A	—	—	—	117
						670	0.2	787
Beverage, Food and Tobacco
Atkins Nutrionals, Inc.	LLC interest	N/A	N/A	N/A	57	838	0.3	838
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.2	521
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	0.1	220
						1,579	0.6	1,579
Diversified Conglomerate Manufacturing
Neptco Inc.	Warrant	N/A	N/A	N/A	—	—	—	—
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	—	148	0.1	148
						148	0.1	148
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	—	67
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	13	1,273	0.4	1,273
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	651	0.2	651
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	—	102	—	102
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	—	38	—	38
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	569	0.2	569
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	264	0.1	263
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	414
						3,378	1.0	3,377
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	73	—	73
Personal and Non-Durable Consumer Products
Strategic Partners, Inc.	LLC interest	N/A	N/A	N/A	169	1,691	0.5	1,691

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2011
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount / Shares / Contracts	Cost	Percentage of Total Net Assets	Fair Value
Retail Stores
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.3	799
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	936	0.3	936
						1,881	0.6	1,735
Total equity investments United States						$9,420	3.0%	$9,390
Total United States						$460,213	144.4%	$457,028
Total investments						$462,961	145.2%	$459,827
Derivatives, at fair value Futures contracts sold (Note 7)	Financial futures contracts	N/A	N/A	12/2011	250	$—	(0.1) %	$(141)
Total return swap (Note 7)	Total return swap	N/A	N/A	06/2014	N/A	$—	(0.7) %	$(1,845)
Total derivative instruments						$—	(0.7) %	$(1,986)

*	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization.
(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR “L” or Prime “P” and which reset daily, quarterly or semiannually. For each we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2011. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2011.
(3)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	The entire commitment was unfunded at September 30, 2011. As such, no interest is being earned on this investment.
(5)	Loan was on non-accrual status as of September 30, 2011, meaning that the Company has ceased recognizing interest income on the loan.
(6)	A portion of the interest may be deferred through a PIK rate option.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 1. Organization

Golub Capital BDC, Inc. (“GBDC” and, collectively with its subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company. GBDC has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, GBDC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On April 13, 2010, Golub Capital BDC LLC (“GC LLC”) converted from a Delaware limited liability company to a Delaware corporation, leaving GBDC as the surviving entity (the “Conversion”). At the time of the Conversion, all limited liability company interests were exchanged for 8,984,863 shares of common stock in GBDC. GBDC had no assets or operations prior to the Conversion and, as a result, the books and records of GC LLC have become the books and records of the surviving entity. On April 14, 2010, GBDC completed its initial public offering (the “Offering”).

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

The Company’s investment strategy is to invest in senior secured, one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), second lien and mezzanine (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans and warrants and equity securities to middle market companies that are, in most cases, sponsored by private equity investors. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Prior to April 14, 2010, Golub Capital Incorporated (the “Investment Manager”) served as the investment adviser for the Company.

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

Consolidation:  As permitted under Regulation S-X and ASC Topic 946 — Financial Services — Investment Companies, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s subsidiaries in its consolidated financial statements.

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

Revenue recognition:

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. In addition, the Company may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. All other income is recorded into income when earned. The Company records prepayment premiums on loans as interest income. When the Company receives principal payments on a loan in an amount that exceeds the loan’s accreted or amortized cost, it records the excess principal payment as interest income. For the years ended September 30, 2012, 2011 and 2010, interest income included $5,089, $5,074 and $7,654, respectively, of accretion of discounts.

As of September 30, 2012 and 2011, the Company had interest receivable of $3,906 and $3,063, respectively. For the years ended September 30, 2012, 2011 and 2010, the Company earned interest of $57,482, $39,150 and $33,150, respectively. For the years ended September 30, 2012, 2011 and 2010, the Company received interest in cash, which excludes income from amortization of loan origination fees, original issue discount and market discount or premium, in the amounts of $50,338, $37,103 and $33,067, respectively. For the years ended September 30, 2012, 2011 and 2010, the Company received loan origination fees of $8,306, $5,346 and $3,068 respectively. These loan origination fees are capitalized and amortized over the life of the loan as interest income.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2012, 2011 and 2010, the Company recorded PIK income of $2,100, $940 and $325, respectively, and received PIK payments in cash of $888, $344 and $38, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the years ended September 30, 2012, the Company recorded dividend income of $377. The Company did not earn dividend income for the years ended September 30, 2011 and 2010.

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

Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The total fair value of non-accrual loans was $3,222 and $2,891 as of September 30, 2012 and 2011, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions into the next tax year in an amount less than what would trigger payments of federal income tax under subchapter M of the Code. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2012, 2011 and 2010, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes. ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through September 30, 2012. The 2009, 2010 and 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2. Significant Accounting Policies and Recent Accounting Updates  – (continued)

Deferred financing costs:  Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2012 and 2011, the Company had deferred financing costs of $5,898 and $5,345, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the years ended September 30, 2012, 2011 and 2010 was $1,455, $848 and $134, respectively.

Deferred offering costs:  Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of September 30, 2012 and 2011, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $130 and $272, respectively.

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

The Investment Adviser also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles, together referred to as accounts, that have investment mandates that are similar, in whole and in part, with the Company. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to the Investment Adviser’s allocation policy, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other accounts. The Company does not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with the Investment Adviser’s allocation procedures.

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

The Company has structured the calculation of the Incentive Fee to include a fee limitation such that an Incentive Fee for any quarter can only be paid to the Investment Adviser if, after such payment, the cumulative Incentive Fees paid to the Investment Adviser since April 13, 2010, the effective date of the Company’s election to become a BDC, would be less than or equal to 20.0% of the Company’s Cumulative Pre-Incentive Fee Net Income (as defined below).

The Company accomplishes this limitation by subjecting each quarterly Incentive Fee payable under the Income and Capital Gain Incentive Fee Calculation (as defined below) to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is equal to the difference between (a) 20.0% of Cumulative Pre-Incentive Fee Net Income and (b) cumulative Incentive Fees of any kind paid to the Investment Adviser by GBDC since April 13, 2010. To the extent the Incentive Fee Cap is zero or a negative value in any quarter, no Incentive Fee would be payable in that quarter. “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income (as defined below) for each period since April 13, 2010 and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation since April 13, 2010.

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

Incentive Fees are calculated and payable quarterly in arrears (or, upon termination of the Investment Advisory Agreement, as of the termination date).

The income and capital gains incentive fee calculation (the “Income and Capital Gain Incentive Fee Calculation”) has two parts, the income component (the “Income Incentive Fee”) and the capital gains component (the “Capital Gain Incentive Fee” and, together with the Income Incentive Fee, the “Incentive Fee”). The Income Incentive Fee is calculated quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. As described in Note 7 — Derivative Instruments, in June 2011, the Company entered into a total return swap (the “TRS”) with Citibank, N.A. (“Citibank”) for the purpose of gaining economic exposure to a portfolio of broadly syndicated loans. The TRS was subsequently terminated on April 11, 2012. For purposes of the computation of the Incentive Fee, the Company:

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

For the year ended September 30, 2012, the Company received interest spread payments of $2,635. For the three months ended December 31, 2011, including the interest spread payments from the TRS in the Income Incentive Fee caused an increase in the Incentive Fee by $647 as the Company was in the “catch-up” provision as described below. Upon reviewing the Income and Capital Gain Incentive Fee Calculation and the treatment of the interest spread payments from the TRS, the Investment Adviser irrevocably waived the incremental portion of the Incentive Fee attributable from the TRS interest spread payments for the three months ended December 31, 2011. For the year ended September 30, 2012, after taking into account the waiver by the Investment Adviser, the Income Incentive Fee was $6,228, rather than $6,875. The Income Incentive Fee for the years ended September 30, 2011 and 2010 was $348 and $55, respectively.

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Income Incentive Fee, it is possible that an Incentive Fee may be calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee will result in a positive value and an Incentive Fee will be paid unless the payment of such Incentive Fee would cause the Company to pay Incentive Fees on a cumulative basis that exceed 20.0% of Cumulative Pre-Incentive Fee Net Investment Income. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% quarterly. If market interest rates rise, the Company may be able to invest funds in debt instruments that provide for a higher return, which would increase Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Incentive Fee based on such net investment income. The Company’s Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of its total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) used to calculate the 1.375% base management fee annual rate.

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

The sum of these calculations yields the “Income Incentive Fee”. This amount is appropriately adjusted for any share issuances or repurchases during the quarter.

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

The Company accrues the Capital Gain Incentive Fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) is positive. The Capital Gain Incentive Fee is calculated on a cumulative basis from April 13, 2012 through the end of each calendar year. For the years ended September 30, 2012, 2011 and 2010, the Capital Gain Incentive Fee was zero.

The sum of the Income Incentive Fee and the Capital Gain Incentive Fee is the “Incentive Fee.”

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

Administration Agreement:  GBDC has also entered into the Administration Agreement. Under the Administration Agreement, the Administrator furnishes GBDC with office facilities and equipment, provides GBDC with clerical, bookkeeping and record keeping services at such facilities and provides GBDC with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct GBDC’s day-to-day operations. GBDC reimburses the Administrator the allocable portion (subject to the review and approval of the Board) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and GBDC’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. As permitted by the Administration Agreement, beginning January 1, 2012, the Administrator began charging the allocable portion of the cost of the Company’s chief

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 3. Related Party Transactions  – (continued)

compliance officer and chief financial officer and their respective staffs to the Company. The Board reviews such expenses to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides on the Company’s behalf significant managerial assistance to those portfolio companies to which GBDC is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, not to exceed the amount GBDC receives from such portfolio companies.

Included in accounts payable and accrued expenses is $507 and $226 as of September 30, 2012 and 2011, respectively, for accrued allocated shared services under the Administration Agreement. The administrative service fee expense under the Administration Agreement for the years ended September 30, 2012, 2011 and 2010 was $1,713, $837 and $583, respectively.

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

Total expenses reimbursed to the Investment Manager during the years ended September 30, 2012, 2011 and 2010 were $466, $345 and $639, respectively. Of these amounts, during the years ended September 30, 2012, 2011 and 2010, zero, zero and $225, respectively, were reimbursed via a members’ equity contribution.

As of September 30, 2012 and 2011, included in accounts payable and accrued expenses were $40 and $65, respectively, for accrued expenses paid on behalf of the Company by the Investment Manager.

Note 4. Investments

Investments consisted of the following:

	September 30, 2012			September 30, 2011
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$280,579	$275,736	$273,989	$212,725	$209,729	$203,831
One stop	267,393	262,876	265,705	178,854	176,393	177,880
Second lien(1)	44,856	43,348	44,367	21,922	21,531	21,922
Subordinated debt	68,859	67,815	67,424	46,804	45,888	46,804
Equity	N/A	20,066	21,425	N/A	9,420	9,390
Total	$661,687	$669,841	$672,910	$460,305	$462,961	$459,827

(1)	Second lien loans include loans structured as first lien last out term loans.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

	September 30, 2012		September 30, 2011
Cost:
United States
Mid-Atlantic	$76,509	11.5%	$66,782	14.4%
Midwest	152,119	22.7	112,550	24.3
West	120,228	17.9	80,242	17.3
Southeast	178,316	26.6	89,133	19.3
Southwest	84,424	12.6	74,907	16.2
Northeast	54,927	8.2	36,599	7.9
Canada	3,318	0.5	2,748	0.6
Total	$669,841	100.0%	$462,961	100.0%
Fair Value:
United States
Mid-Atlantic	$72,671	10.8%	$66,906	14.5%
Midwest	152,527	22.6	112,534	24.5
West	122,371	18.2	78,329	17.0
Southeast	181,398	27.0	89,735	19.5
Southwest	85,633	12.7	72,467	15.8
Northeast	56,367	8.4	37,057	8.1
Canada	1,943	0.3	2,799	0.6
Total	$672,910	100.0%	$459,827	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

The industry compositions of the portfolio at fair value, excluding derivative instruments, were as follows:

	September 30, 2012		September 30, 2011
Cost:
Aerospace and Defense	$8,715	1.3%	$2,513	0.5%
Automobile	23,199	3.5	8,255	1.8
Banking	1,329	0.2	1,237	0.3
Beverage, Food and Tobacco	49,685	7.4	31,467	6.8
Broadcasting and Entertainment	3,969	0.6	—	—
Buildings and Real Estate	7,391	1.1	24,522	5.3
Cargo Transport	1,667	0.2	2,137	0.4
Chemicals, Plastics and Rubber	8,920	1.3	13,868	3.0
Containers, Packaging and Glass	4,451	0.7	4,725	1.0
Diversified Conglomerate Manufacturing	40,923	6.1	28,550	6.2
Diversified Conglomerate Service	74,781	11.2	50,904	11.0
Diversified Natural Resources, Precious Metals and Minerals	4,482	0.7	4,753	1.0
Electronics	63,142	9.4	36,293	7.8
Farming and Agriculture	2,782	0.4	2,931	0.6
Finance	14,363	2.2	7,145	1.5
Healthcare, Education and Childcare	124,758	18.6	88,436	19.1
Home and Office Furnishings, Housewares and Durable Consumer	6,230	0.9	11,490	2.5
Leisure, Amusement, Motion Pictures and Entertainment	39,659	5.9	22,772	4.9
Mining, Steel, Iron and Non-Precious Metals	8,737	1.3	—	—
Oil and Gas	—	—	16,460	3.6
Personal and Non-Durable Consumer Products	20,509	3.1	22,752	4.9
Personal, Food and Miscellaneous Services	12,427	1.9	19,247	4.2
Personal Transportation	44,159	6.6	—	—
Printing and Publishing	12,323	1.8	14,643	3.2
Retail Stores	83,165	12.4	43,454	9.4
Telecommunications	2,984	0.4	4,407	1.0
Utilities	5,091	0.8	—	—
Total	$669,841	100.0%	$462,961	100.0%
Fair Value:
Aerospace and Defense	$8,969	1.3%	$2,664	0.6%
Automobile	23,567	3.5	8,096	1.8
Banking	521	0.1	928	0.2
Beverage, Food and Tobacco	50,686	7.5	31,790	6.9
Broadcasting and Entertainment	3,992	0.6	—	—
Buildings and Real Estate	6,266	0.9	20,924	4.6
Cargo Transport	1,686	0.3	2,102	0.5
Chemicals, Plastics and Rubber	9,070	1.3	13,990	3.0
Containers, Packaging and Glass	4,508	0.7	4,803	1.0
Diversified Conglomerate Manufacturing	41,583	6.2	28,335	6.2
Diversified Conglomerate Service	76,002	11.3	51,332	11.2
Diversified Natural Resources, Precious Metals and Minerals	4,593	0.7	4,881	1.1
Electronics	64,398	9.6	36,614	8.0
Farming and Agriculture	2,814	0.4	2,972	0.6
Finance	10,779	1.6	6,784	1.5
Healthcare, Education and Childcare	126,518	18.8	86,523	18.8
Home and Office Furnishings, Housewares and Durable Consumer	6,138	0.9	11,536	2.5
Leisure, Amusement, Motion Pictures and Entertainment	38,925	5.8	23,178	5.0
Mining, Steel, Iron and Non-Precious Metals	8,845	1.3	—	—
Oil and Gas	—	—	16,737	3.6
Personal and Non-Durable Consumer Products	20,383	3.0	22,880	5.0
Personal, Food and Miscellaneous Services	44,746	6.6	19,377	4.2
Personal Transportation	12,652	1.9	—	—
Printing and Publishing	12,435	1.8	14,875	3.2
Retail Stores	84,637	12.6	44,153	9.6
Telecommunications	3,033	0.5	4,353	0.9
Utilities	5,164	0.8	—	—
Total	$672,910	100.0%	$459,827	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5. Fair Value Measurements

The Company follows ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

Level 1:  Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2:  Inputs include prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.

Level 3:  Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among level 1, 2 and 3 of the fair value hierarchy for investments during the years ended September 30, 2012, 2011 and 2010. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Level 1 assets and liabilities are valued using quoted market prices. Level 2 assets and liabilities are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 assets and liabilities are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuation of debt and equity securities without readily available market quotations subject to review by an independent valuation firm. All assets and liabilities as of September 30, 2012 and 2011 were valued using Level 3 inputs of the fair value hierarchy.

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

On April 11, 2012, the Company terminated its TRS with Citibank. The referenced portfolio of loans of the TRS was valued by Citibank. Citibank based its valuation on the indicative bid prices provided by an independent third party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations were sent to the Company and its Board for review and testing. The Board reviewed and approved the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of its quarterly determination of net asset value. For additional disclosures on the Company’s TRS, refer to Note 7 — Derivative Instruments.

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

The following table presents fair value measurements of the Company’s investments and derivative instruments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

As of September 30, 2012:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$651,485	$651,485
Equity investments(1)	—	—	21,425	21,425
	$—	$—	$672,910	$672,910

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5. Fair Value Measurements  – (continued)

As of September 30, 2011:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$450,437	$450,437
Equity investments(1)	—	—	9,390	9,390
Derivative instruments(2)	(141)	—	(1,845)	(1,986)
	$(141)	$—	$457,982	$457,841

(1)	Refer to the consolidated schedules of investments for further details.
(2)	Derivative instruments include futures contracts and the TRS. Refer to Note 7 for additional disclosures.

The net change in unrealized appreciation (depreciation) for the years ended September 30, 2012, 2011 and 2010 reported within the net change in unrealized appreciation (depreciation) on investments and the net change in unrealized appreciation (depreciation) on derivative instruments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held at the end of year was $474, $426 and $1,263, respectively.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2012 and 2011:

	Year ended September 30, 2012
	Debt Investments	Equity Investments	Derivative Instruments(1)	Total
Fair value, beginning of period	$450,437	$9,390	$(1,845)	$457,982
Net change in unrealized appreciation on investments and derivative instruments	3,407	1,863	1,845	7,115
Realized (loss) gain on investments and derivative instruments	(4,979)	(488)	3,854	(1,613)
Fundings of revolving loans, net	3,228	—	—	3,228
PIK interest	914			914
Fundings of investments	383,629	11,929	—	395,558
Proceeds from principal payments and sales of portfolio investments	(190,240)	(1,269)	—	(191,509)
Proceeds from derivative instruments(1)	—	—	(3,854)	(3,854)
Amortization of discount and premium	5,089	—	—	5,089
Fair value, end of period	$651,485	$21,425	$—	$672,910

(1)	Refer to Note 7 for additional disclosures.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5. Fair Value Measurements  – (continued)

	Year ended September 30, 2011
	Debt Investments	Equity Investments	Derivative instruments(1)	Total
Fair value, beginning of period	$342,233	$2,636	$—	$344,869
Net change in unrealized (depreciation) appreciation on investments	(1,499)	(29)	(1,845)	(3,373)
Realized gain on investments	1,997	—	40	2,037
Fundings of revolving loans, net	278	—	—	278
PIK interest	759			759
Fundings of investments	319,479	6,783	—	326,262
Proceeds from principal payments and sales of portfolio investments	(217,884)	—	—	(217,884)
Proceeds from derivative instruments(1)	—	—	(40)	(40)
Amortization of discount and premium	5,074	—	—	5,074
Fair value, end of period	$450,437	$9,390	$(1,845)	$457,982

(1)	Refer to Note 7 for additional disclosures.

The following table presents quantitative information about the significant unobservable inputs of the Company’s level 3 investments as of September 30, 2012. The below table is not intended to be all-inclusive, but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

Quantitative information about Level 3 Fair Value Measurements
	Fair value at September 30, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior secured loans(1)(2)	$216,063	Market comparable companies	EBITDA multiples	4.5 - 14.5 (8.5)
		Market rate approach	Market interest rate	2.7% - 28.0% (7.9%)
One stop loans	$265,705	Market comparable companies	EBITDA multiples	4.7 - 14.5 (8.9)
		Market rate approach	Market interest rate	5.2% - 23.0% (8.9%)
Subordinated and second lien loans(3)(4)	$97,946	Market comparable companies	EBITDA multiples	6.5 - 11.0 (8.4)
		Market rate approach	Market interest rate	8.0% - 21.0% (12.8%)
Equity securities	$21,425	Market comparable companies	EBITDA multiples	4.5 - 14.5 (9.0)

(1)	Excludes $56,058 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5. Fair Value Measurements  – (continued)

(2)	Excludes $1,868 of loans at fair value. These loans were valued on a liquidation basis.
(3)	Excludes $12,151 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(4)	Excludes $1,694 of non-accrual loans at fair value. These loans were valued on a liquidation basis.

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

The following are the carrying values and fair values of the Company’s debt liabilities as of September 30, 2012 and 2011. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of September 30, 2012		As of September 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$352,300	$358,046	$237,683	$240,373

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of September 30, 2012, the Company’s asset coverage for borrowed amounts was 263.2%.

Debt Securitization:  On July 16, 2010, the Company completed a $300,000 term debt securitization (“Debt Securitization”). The notes (“Notes”) offered in the Debt Securitization were issued by Golub Capital BDC 2010-1 LLC (the “Issuer”), a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A Notes and Class B Notes are secured by the assets held by the Issuer. The Debt Securitization was executed through a private placement of $174,000 of Aaa/AAA Class A Notes of the Issuer which bear interest at three-month LIBOR plus 2.40%. The $10,000 face amount of Class B Notes bears interest at a rate of three-month LIBOR plus 2.40%, and the $116,000 face amount of Subordinated Notes does not bear interest. The Class A Notes are included in the September 30, 2012 and 2011 consolidated statements of financial condition. In partial consideration for the loans transferred to the Issuer as part of the Debt Securitization, Holdings retained all of the Class B and Subordinated Notes totaling $10,000 and $116,000, respectively, and all of the membership interests in the Issuer, which Holdings initially purchased for two hundred and fifty dollars.

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

As of September 30, 2012 and 2011, there were 81 and 79 portfolio companies with a total fair value of $290,097 and $284,288, respectively, securing the Notes. The pool of loans in the Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the Debt Securitization is based on three-month LIBOR, which as of September 30, 2012 was 0.4%. For the year ended September 30, 2012, the effective average interest rate, which includes amortization of debt issuance costs on the Debt Securitization, was 3.3%, interest expense was $5,063 and cash paid for interest was $4,990. For the year ended September 30, 2011, the effective average interest rate, which includes amortization of debt issuance costs on the Debt Securitization, was 3.2%, interest expense was $4,970 and cash paid for interest was $5,201. For the period from July 16, 2010 to September 30, 2010, the effective average interest rate, which includes amortization of debt issuance costs on the Debt Securitization, was 3.1%, interest expense was $1,167 and cash paid for interest was zero.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225,000 and the maximum amount that may be issued by a

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Borrowings  – (continued)

single SBIC licensee is $150,000. An affiliate of the Investment Adviser manages another SBIC. As of September 30, 2012, the affiliated SBIC licensee had $41,600 of SBA-guaranteed debentures outstanding, while GC SBIC IV, L.P. had $123,500 of outstanding SBA-guaranteed debentures, leaving incremental borrowing capacity of $26,500 for GC SBIC IV L.P. to reach its cap of $150,000 of SBA-guaranteed debentures under present SBIC regulations. As of September 30, 2011, GC SBIC IV, L.P. had $61,300 of outstanding SBA-guaranteed debentures. On August 24, 2010, the date GC SBIC IV, L.P. received its license from the SBA, the SBA restricted the affiliated SBIC licensee from making new investments. The affiliated SBIC licensee is limited to only making add-on investments in existing portfolio companies.

GC SBIC IV, L.P. may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of September 30, 2012, the Company had committed and funded $75,000 to GC SBIC IV, L.P. and had SBA-guaranteed debentures of $123,500 outstanding which mature between March 2021 and September 2022. The interest rate on the $123,500 of outstanding debentures was fixed at an average interest rate of 3.4%. For the years ended September 30, 2012 and 2011, the effective average interest rate, which includes amortization of fees paid on the debentures, was 3.5% and 3.0%, interest expense was $3,328 and $626 and cash paid for interest was $3,121 and $550, respectively. There were no SBA debentures outstanding as of September 30, 2010.

Revolving Credit Facility:  On July 21, 2011, Golub Capital BDC Funding LLC (“Funding”), a wholly owned subsidiary of the Company, entered into a $75,000 senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender.

Under the Credit Facility, the lender has agreed to extend credit to Funding in an aggregate principal amount of $75,000. Previously, Funding’s ability to draw under the Credit Facility was scheduled to terminate on October 21, 2012 with a stated maturity date of October 21, 2015. Effective October 21, 2012, the Company and Funding amended the Credit Facility to, among other things, extend Funding’s ability to draw under the Credit Facility from October 21, 2012 to October 21, 2013 and to extend the stated maturity date from October 21, 2015 to October 20, 2017. Refer to Note 14 for additional disclosures.

The period from the closing date until October 21, 2013 is referred to as the reinvestment period. All amounts outstanding under the Credit Facility are required to be repaid by October 20, 2017. Through the reinvestment period, the Credit Facility bears interest at one-month LIBOR plus 2.25% per annum. After the reinvestment period, the rate will reset to LIBOR plus 2.75% per annum for the remaining term of the Credit Facility. In addition to the stated interest expense on the Credit Facility, the Company is required to pay a fee of 0.50% per annum on any unused portion of the Credit Facility up to $30,000 and 2.00% on any unused portion in excess of $30,000. The Credit Facility is secured by all of the assets held by Funding, and the Company has pledged its interests in Funding as collateral to Wells Fargo Bank, N.A., as the collateral agent, under an ancillary agreement to secure the obligations of the Company as the transferor and servicer under the Credit Facility. Both the Company and Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Credit Facility is subject to the leverage restrictions contained in the 1940 Act.

The Company plans to transfer certain loans and debt securities it has originated or acquired from time to time to Funding through a purchase and sale agreement and may cause Funding to originate or acquire loans in the future, consistent with the Company’s investment objectives.

As of September 30, 2012 and 2011, the Company had outstanding debt under the Credit Facility of $54,800 and $2,383, respectively. For the years ended September 30, 2012 and 2011, the Company had borrowings on the Credit Facility of $116,117 and $2,383 and repayments on the Credit Facility of $63,700 and zero, respectively. For the year ended September 30, 2012, the effective average interest rate on outstanding

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Borrowings  – (continued)

borrowings, which includes amortization of debt financing costs, was 2.9%, interest expense was $935 and cash paid for interest was $890. For the year ended September 30, 2011, the effective average interest rate on outstanding borrowings, which includes amortization of debt financing costs, was 2.9%, interest expense was $76 and cash paid for interest was $52.

The average total debt outstanding (including the debt under the Debt Securitization, SBA debentures and Credit Facility) for the years ended September 30, 2012, 2011 and 2010 was $306,969, $201,294 and $213,793, respectively.

For the years ended 2012, 2011 and 2010, the effective average interest rate on the Company’s total debt outstanding was 3.5%, 3.3% and 1.7%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2012 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt Securitization	$174,000	$—	$—	$—	$174,000
SBA debentures	123,500	—	—	—	123,500
Credit Facility(1)	54,800	—	—	54,800	—
Total borrowings	$352,300	$—	$—	$54,800	$297,500

(1)	Effective October 21, 2012, the stated maturity date on the Credit Facility was extended to October 20, 2017. Refer to Note 15. Subsequent Events for additional disclosures.

Note 7. Derivative Instruments

The Company had sold or terminated all of its derivative instruments as of September 30, 2012. The following table summarizes the fair value and location of the Company’s derivative instruments on the consolidated statements of financial condition as of September 30, 2011:

	September 30, 2011
	Location	Fair Value
Futures Contracts	Unrealized appreciation (depreciation) on derivative instruments	$(141)
TRS	Unrealized appreciation (depreciation) on derivative instruments	(1,845)
Total		$(1,986)

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Derivative Instruments  – (continued)

Realized and unrealized gains and losses on derivative instruments recorded by the Company are in the following location on the consolidated statements of operations:

		Years ended September 30,			Years ended September 30,
		2012	2011		2012	2011
	Location	Realized Gain (Loss)		Location	Unrealized Gain (Loss)
Futures Contracts	Net realized loss on derivative instruments	$(1,759)	$—	Net change in unrealized appreciation (depreciation) on derivative instruments	$141	$(141)
TRS	Net realized gain on derivative instruments	3,854	40	Net change in unrealized appreciation (depreciation) on derivative instruments	1,845	(1,845)
		$2,095	$40		$1,986	$(1,986)

Futures contracts:  In September 2012, the Company sold its remaining ten-year U.S. Treasury futures contracts. The Company had entered into the futures contracts to mitigate its exposure to adverse fluctuation in interest rates related to the Company’s SBA debentures. The cash collateral underlying the futures contracts was returned to the Company.

Based on the daily fluctuation of the fair value of the futures contracts, the Company recorded an unrealized gain or loss equal to the daily fluctuation in fair value. Upon maturity or settlement of the futures contracts, the Company realized a gain or loss based on the difference of the fair value of the futures contracts at inception and the fair value of the futures contracts at settlement or maturity. This gain or loss is included on the consolidated statements of operations as net realized gain (loss) on derivative instruments.

For the years ended September 30, 2012 and 2011, the realized loss on settlement of futures contracts was $(1,759) and zero, respectively, and the change in unrealized appreciation (depreciation) related to the futures contracts was $141 and $(141), respectively. The Company’s total volume of futures contracts was eight hundred and sixty-three and two hundred and fifty for the years ended September 30, 2012 and 2011, respectively.

Total return swap:  On April 11, 2012, GCMF terminated the TRS that it had entered into with Citibank.

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

For the years ended September 30, 2012 and 2011, the change in the fair value of the TRS was $1,845 and $(1,845), respectively. Realized gains on the TRS for the year ended September 30, 2012 were $3,854, which consisted of spread interest income of $2,635 and a realized gain of $1,219 on the sale of the referenced loans. Realized gains on the TRS for the year ended September 30, 2011 were $40, which consisted of spread interest income of $44 and a realized loss of $(4) on the sale of the referenced loans. As of September 30, 2011, the fair value of the TRS was $(1,845), comprised of spread interest income of $591 and an unrealized loss on the referenced loans of $(2,436).

Upon termination, cash collateral of $19,912 that had secured the obligations to Citibank under the TRS was returned to the Company and was used to fund new middle-market debt and equity investments.

Note 8. Federal Income Tax Matters

The Company has elected to be treated as a RIC under Subchapter M of the Code, and to distribute substantially all of its respective net taxable income. Accordingly, no provision for federal income tax has been made in the financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassification due to permanent book-tax differences, including the tax treatment on income from the TRS and return of capital, have no impact on net assets. The following differences were reclassified for tax purposes for the years ended September 30, 2012, 2011 and 2010:

	Years ended September 30,
	2012	2011	2010
Decrease in Paid in Capital in Excess of Par	$(1,111)	$—	$(1,122)
Increase in Capital Distribution in Excess of Net Investment Income	4,425	40	1,122
Decrease in Net Realized Gain (Loss) on Investments and Derivative Instruments	(3,314)	(40)	—

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8. Federal Income Tax Matters  – (continued)

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized. The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended September 30, 2012, 2011 and 2010:

	Years ended September 30,
	2012	2011	2010
Net increase in net assets resulting from operations	$31,760	$21,339	$26,248
Net increase in net assets resulting from operations for the period October 1, 2009 to April 13, 2010	—	—	(15,673)
Net change in unrealized (appreciation) depreciation on investments	(5,270)	1,528	(1,995)
Net change in unrealized (appreciation) depreciation on derivative instruments	(1,986)	1,986	—
Book/tax difference due to capital losses not recognized	6,545	—	40
Other book-tax differences	(788)	439	—
Taxable income before deductions for distributions	$30,261	$25,292	$8,620

The tax character of distributions paid during the years ended September 30, 2012, 2011 and 2010 were as follows:

	As of September 30,
	2012	2011	2010
Ordinary Income	$30,484	$23,254	$8,620
Long-Term Capital Gains	$—	$1,815	$—
Return of Capital	$1,072	$—	$1,122

As of September 30, 2012, the tax basis components of distributable earnings / (accumulated losses) were as follows:

As of September 30, 2012
Amount
Net unrealized appreciation on investments and derivatives	$6,084
Post-October losses deferred	(6,545)
Total	$(461)

As of September 30, 2012, the Federal tax cost of investments was $669,494 resulting in estimated gross unrealized gains and losses of $12,509 and $9,092, respectively.

The differences between the components of distributable earnings on a tax basis and the amounts reflected in the consolidated statements of changes in net assets are primarily due to temporary book-tax differences that will reverse in a subsequent period. These book-tax differences are mainly due to a portfolio company investment in a partnership and late-year loss deferrals.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9. Commitments and Contingencies

Commitments:  The Company had outstanding commitments to fund investments totaling $56,547 and $49,449 under various undrawn revolvers and other credit facilities as of September 30, 2012 and 2011, respectively.

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

Off-balance sheet risk:  Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the statements of financial condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments.

Concentration of credit and counterparty risk:  Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company was engaged and, in the future, may engage again in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on its derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

Legal proceedings:  In the normal course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any disposition will have a material adverse effect on the Company’s consolidated financial statements.

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Years ended September 30,
Per share data(1):	2012	2011	2010		2009		2008
Net asset value at beginning of period	$14.56	$14.71	N/A	(4)	N/A	(4)	N/A	(4)
Net increase in net assets as a result of public offering	0.04	0.06	N/A	(4)	N/A	(4)	N/A	(4)
Costs related to public offering	(0.03)	(0.04)	N/A	(4)	N/A	(4)	N/A	(4)
Dividends and distributions declared	(1.28)	(1.27)	N/A	(4)	N/A	(4)	N/A	(4)
Net investment income	1.15	1.16	N/A	(4)	N/A	(4)	N/A	(4)
Net realized (loss) gain on investments	(0.23)	0.11	N/A	(4)	N/A	(4)	N/A	(4)
Net realized gain on derivative instruments	0.09	—	N/A	(4)	N/A	(4)	N/A(4)

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10. Financial Highlights  – (continued)

	Years ended September 30,
Per share data(1):	2012	2011	2010	2009		2008
Net change in unrealized appreciation (depreciation) on investments	0.22	(0.08)	N/A (4)	N/A	(4)	N/A	(4)
Net change in unrealized appreciation (depreciation) on derivative instruments	0.08	(0.09)	N/A (4)	N/A	(4)	N/A	(4)
Net asset value at ending of period	$14.60	$14.56	$14.71	N/A	(4)	N/A	(4)
Per share market value at end of period	$15.90	$14.85	$15.30	N/A	(4)	N/A	(4)
Total return based on market value(2)	15.69%	5.36%	N/A (4)	N/A	(4)	N/A	(4)
Total return based on average net asset value/members' equity	8.86%	7.30%	14.33%	29.57%		(9.82)%
Shares outstanding at end of period	25,688,101	21,733,903	17,712,444	N/A	(4)	N/A	(4)
Ratios/Supplemental Data:
Ratio of expenses (without incentive fees) to average net assets/members' equity	6.63%	5.47%	5.31%	11.61%		30.59%
Ratio of incentive fees to average net assets/members' equity(3)	1.74%	0.12%	0.03%	N/A		N/A
Ratio of total expenses to average net assets/members' equity(3)	8.37%	5.59%	5.34%	11.61%		30.59%
Ratio of net investment income to average net assets/members' equity	7.78%	7.80%	12.79%	37.64%		28.87%
Net assets at end of period	$375,129	$316,549	$260,541	$92,752		$16,853
Average debt outstanding	$306,969	$201,294	$213,793	$305,440		$191,225
Average debt outstanding per share	$11.95	$9.26	$12.07	N/A	(4)	N/A	(4)
Portfolio turnover	32.55%	56.90%	44.73%	30.20%		221.36%

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return based on market value assumes dividends are reinvested.
(3)	During the year ended September 30, 2012, the Investment Adviser irrevocably waived $647 of incentive fees attributable to the TRS. Had the Investment Adviser not waived these fees, the annualized ratio of incentive fees to average net assets and the annualized ratio of total expenses to average net assets would have been 1.92% and 8.55%, respectively, for the year ended September 30, 2012.
(4)	Per share data are not provided as the Company did not have shares of common stock outstanding or an equivalent prior to the Offering on April 14, 2010.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2012 and 2011:

	Years ended September 30,
	2012	2011
Earnings available to stockholders	$31,760	$21,339
Basic and diluted weighted average shares outstanding	24,271,251	19,631,797
Basic and diluted earnings per share	$1.31	$1.09

For historical periods that include financial results prior to April 1, 2010, the Company did not have common shares outstanding or an equivalent and, therefore, earnings per share and weighted average shares outstanding information for the year ended September 30, 2010 are not provided.

Note 12. Public Offerings

The following table summarizes the total shares issued and proceeds received net of underwriting and offering costs in public offerings of the Company's common stock for the years ended September 30, 2012, 2011 and 2010:

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
Fiscal year 2010 offering	8,727,581	$14.50	$117,605
Fiscal year 2011 offering	3,953,257	$15.75	$58,610
Fiscal year 2012 offering	3,825,000	$15.35	$56,467

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

On March 31, 2011, GBDC priced a public offering of 3,500,000 shares of its common stock at a public offering price of $15.75 per share. On May 2, 2011, the Company sold an additional 453,257 shares of its common stock at a public offering price of $15.75 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

On January 31, 2012, GBDC priced a public offering of 3,500,000 shares of its common stock at a public offering price of $15.35 per share. On March 1, 2012, the Company sold an additional 325,000 shares of its common stock at a public offering price of $15.35 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

On August 6, 2012, GBDC announced an At the Market (“ATM”) program to sell up to $50 million of shares of its common stock over a one-year time period. As of November 27, 2012, no shares had been sold through the Company’s ATM program.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 13. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during the years ended September 30, 2012, 2011 and 2010:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
Fiscal Year ended September 30, 2010
05/13/2010	06/22/2010	06/29/2010	$0.24	$4,251	N/A	(1)	N/A	(1)
08/05/2010	09/10/2010	09/30/2010	$0.31	$5,491	N/A	(1)	N/A	(1)
Fiscal Year ended September 30, 2011
12/08/2010	12/20/2010	12/30/2010	$0.31	$5,028	25,753		$462
02/08/2011	03/18/2011	03/30/2011	$0.32	$5,375	17,779		$303
05/03/2011	06/17/2011	06/29/2011	$0.32	$6,583	24,670		$364
08/04/2011	09/19/2011	09/28/2011	$0.32	$6,629	N/A	(1)	N/A	(1)
Fiscal Year ended September 30, 2012
12/07/2011	12/19/2011	12/29/2011	$0.32	$6,580	25,052		$375
2/2/2012	3/16/2012	3/29/2012	$0.32	$7,381	55,479		$805
5/1/2012	6/15/2012	6/29/2012	$0.32	$7,858	23,575		$347
8/2/2012	9/13/2012	9/27/2012	$0.32	$7,829	25,092		$382

(1)	DRIP shares were purchased in the open market with an aggregate value of $367 at June 29, 2010, $464 at September 30, 2010 and $325 at September 28, 2011.

Note 14. Subsequent Events

Dividends: On November 27, 2012, the Company’s Board declared a quarterly dividend of $0.32 per share payable on December 28, 2012 to holders of record as of December 14, 2012.

On October 16, 2012, the Company priced a public offering of 2,600,000 shares of its common stock at a public offering price of $15.58 per share, raising approximately $40,508 in gross proceeds. Wells Fargo Securities, LLC and UBS Securities LLC acted as joint book-running managers for the offering. On October 19, 2012, the transaction closed, the shares were issued, and proceeds, net of offering costs but before expenses, of $39,381 were received. Golub Capital Employee Grant Program Rabbi Trust, a trust organized for the purpose of awarding equity incentive compensation to employees of Golub Capital, purchased an aggregate of $3,000 of shares in the offering at the public offering price per share. In addition, Mr. William M. Webster IV, one of the Company’s directors, purchased 10,000 shares in the offering at the public offering price per share.

On November 14, 2012, the Company sold an additional 294,120 shares of its common stock at a public offering price of $15.58 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

On October 30, 2012, Funding entered into an amendment (the “Credit Facility Amendment”) to the documents governing Funding’s Credit Facility with Wells Fargo Securities, LLC, as administrative agent and Wells Fargo Bank, N.A., as lender. The Credit Facility Amendment is effective as of October 21, 2012. The Credit Facility Amendment, among other things, extended the reinvestment period from October 21, 2012 to October 21, 2013 and extended the stated maturity date from October 21, 2015 to October 20, 2017.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 15. Selected Quarterly Financial Data (Unaudited)

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Total investment income	$16,219	$14,811	$14,352	$12,477
Net investment income	7,791	6,678	7,065	6,342
Net gain (loss) on investments	954	(1,285)	4,366	(151)
Net increase (decrease) in net assets resulting from operations	8,745	5,393	11,431	6,191
Earnings per share	0.34	0.21	0.48	0.28
Net asset value per common share at period end	$14.60	$14.58	$14.69	$14.53

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Total investment income	$10,831	$10,071	$9,111	$9,137
Net investment income	6,450	5,952	5,181	5,233
Net gain (loss) on investments	(3,469)	568	695	729
Net increase (decrease) in net assets resulting from operations	2,981	6,520	5,876	5,962
Earnings per share	0.14	0.31	0.33	0.34
Net asset value per common share at period end	$14.56	$14.75	$14.75	$14.74

	September 30, 2010	June 30, 2010(1)	March 31, 2010	December 31, 2009
Total investment income	$7,431	$7,230	$7,645	$10,843
Net investment income	4,351	4,815	5,018	9,182
Net gain (loss) on investments	1,896	(100)	1,925	(840)
Net increase (decrease) in members' equity/net assets resulting from operations	6,247	4,715	6,943	8,342
Earnings per share	0.35	0.29	N/A	N/A
Net asset value per common share at period end	$14.71	$14.67	N/A	N/A

(1)	The earnings per share and weighted average shares outstanding calculations for the three months ended June 30, 2010 are based on the assumption that the number of shares issued immediately prior to the Conversion on April 13, 2010 (8,984,863 shares of common stock) had been issued on April 1, 2010, at the beginning of the three month period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2012 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and McGladrey LLP’s Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 77
(2)	Financial Statement Schedules — None
(3)	Exhibits

3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
3.2	Form of Bylaws (Incorporated by reference to Exhibit (b)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
10.1	Amended and Restated Investment Advisory Agreement between Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed on July 16, 2010).
10.2	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 5 to the Registration Statement on Form N-2, filed on April 12, 2010).
10.3	Form of Administration Agreement between Registrant and GC Service Company LLC (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
10.4	Form of Trademark License Agreement between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
10.5	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on May 5, 2011).
10.6	Purchase Agreement, dated July 16, 2010, by and among the Registrant, Golub Capital BDC 2010-1 Holdings LLC, Golub Capital BDC 2010-1 LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K, filed on July 16, 2010).
10.7	Master Loan Sale Agreement, dated July 16, 2010, by and between the Registrant, Golub Capital BDC 2010-1 LLC and Golub Capital BDC 2010-1 Holdings LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K, filed on July 16, 2010).
10.8	Indenture, dated July 16, 2010, by and between Golub Capital BDC 2010-1 LLC and U.S. Bank, National Association (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed on July 16, 2010).

10.9	Collateral Management Agreement, dated July 16, 2010, by and between Golub Capital BDC 2010-1 LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed on July 16, 2010).
10.10	Loan and Servicing Agreement, dated July 21, 2011, by and between the Registrant, Golub Capital BDC Funding LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on July 21, 2011).
10.11	Purchase and Sale Agreement, dated July 21, 2011, by and between the Registrant and Golub Capital BDC Funding LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on July 21, 2011).
10.12	Fourth Amendment to Loan and Servicing Agreement, dated October 21, 2012, by and between the Registrant, Golub Capital BDC Funding LLC Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on November 2, 2012).
11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).
14.1	Code of Ethics of the Registrant.
14.2	Code of Ethics of GC Advisors (Incorporated by reference to Exhibit (r)(2) to the Registrant’s Post-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on August 7, 2012).
21.1	List of Subsidiaries
24	Power of attorney (included on the signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Privacy Policy of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC, Inc.
A Delaware Corporation

Date: November 29, 2012	By: /s/ David B. Golub Name: David B. Golub Title: Chief Executive Officer

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

Signature	Title	Date
/s/ David B. Golub David B. Golub	Chief Executive Officer and Director (Principal Executive Officer)	November 29, 2012
/s/ Ross A. Teune Ross A. Teune	Chief Financial Officer (Principal Financial and Accounting Officer)	November 29, 2012
/s/ Lawrence E. Golub Lawrence E. Golub	Chairman of the Board of Directors	November 29, 2012
/s/ John T. Baily John T. Baily	Director	November 29, 2012
/s/ Kenneth F. Bernstein Kenneth F. Bernstein	Director	November 29, 2012
/s/ Anita R. Rosenberg Anita R. Rosenberg	Director	November 29, 2012
/s/ William M. Webster IV William M. Webster IV	Director	November 29, 2012