Form 10-Q
period 2012-12-31
Golub Capital BDC, Inc.
filed 2013-02-07
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

As of February 7, 2013, the Registrant had 33,105,336 shares of common stock, $0.001 par value, outstanding.

i

Part I. Financial Information

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2012	September 30, 2012
	(unaudited)
Assets
Investments, at fair value (cost of $765,626 and $669,841, respectively)	$768,342	$672,910
Cash and cash equivalents	21,420	13,891
Restricted cash and cash equivalents	39,226	37,036
Interest receivable	3,245	3,906
Deferred financing costs	6,373	5,898
Other assets	397	455
Total Assets	$839,003	$734,096
Liabilities
Debt	$400,450	$352,300
Interest payable	2,473	1,391
Management and incentive fees payable	4,782	4,203
Accounts payable and accrued expenses	1,452	1,073
Payable for investments purchased	10,456	—
Total Liabilities	419,613	358,967
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2012 and September 30, 2012	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 28,605,336 and 25,688,101 shares issued and outstanding as of December 31, 2012 and September 30, 2012, respectively	29	26
Paid in capital in excess of par	419,648	375,563
Capital distributions in excess of net investment income	779	347
Net unrealized appreciation on investments and derivative instruments	5,384	5,737
Net realized loss on investments and derivative instruments	(6,450)	(6,544)
Total Net Assets	419,390	375,129
Total Liabilities and Total Net Assets	$839,003	$734,096
Number of common shares outstanding	28,605,336	25,688,101
Net asset value per common share	$14.66	$14.60

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2012	2011
Investment income
Interest income	$18,327	$12,100
Dividend income	267	377
Total investment income	18,594	12,477
Expenses
Interest and other debt financing expenses	2,995	2,366
Base management fee	2,468	1,874
Incentive fee	2,394	909
Professional fees	493	588
Administrative service fee	548	262
General and administrative expenses	118	136
Total expenses	9,016	6,135
Net investment income	9,578	6,342
Net loss on investments
Net realized gain (loss) on investments	94	(2,115)
Net realized gain on derivative instruments	—	264
Net change in unrealized (depreciation) appreciation on investments	(353)	343
Net change in unrealized appreciation on derivative instruments	—	1,357
Net loss on investments	(259)	(151)
Net increase in net assets resulting from operations	$9,319	$6,191
Per Common Share Data
Basic and diluted earnings per common share	$0.33	$0.28
Dividends and distributions declared per common share	$0.32	$0.32
Basic and diluted weighted average common shares outstanding	27,933,613	21,734,720

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Capital Distributions in Excess of Net Investment Income	Net Unrealized Appreciation (Depreciation) on Investments and Derivative Instruments	Net Realized Gain (Loss) on Investments and Derivative Instruments	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2011	21,733,903	$22	$318,302	$(398)	$(1,519)	$142	$316,549
Net increase (decrease) in net assets resulting from operations	—	—	—	6,342	1,700	(1,851)	6,191
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	25,052	—	375	—	—	—	375
Dividends and distributions	—	—	—	(6,955)	—	—	(6,955)
Balance at December 31, 2011	21,758,955	$22	$318,677	$(1,011)	$181	$(1,709)	$316,160
Balance at September 30, 2012	25,688,101	$26	$375,563	$347	$5,737	$(6,544)	$375,129
Issuance of common stock, net of offering and underwriting costs(1)	2,894,120	3	43,742	—	—	—	43,745
Net increase (decrease) in net assets resulting from operations	—	—	—	9,578	(353)	94	9,319
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	23,115	—	343	—	—	—	343
Dividends and distributions	—	—	—	(9,146)	—	—	(9,146)
Balance at December 31, 2012	28,605,336	$29	$419,648	$779	$5,384	$(6,450)	$419,390

(1)	On October 16, 2012, Golub Capital BDC, Inc. priced a public offering of 2,600,000 shares of its common stock at a public offering price of $15.58 per share. On November 14, 2012, Golub Capital BDC, Inc. sold an additional 294,120 shares of its common stock at a public offering price of $15.58 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended December 31,
	2012	2011
Cash flows from operating activities
Net increase in net assets resulting from operations	$9,319	$6,191
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities
Amortization of deferred financing costs	366	340
Accretion of discounts and amortization of premiums	(2,440)	(1,090)
Net realized (gain) loss on investments	(94)	2,115
Net realized gain on derivative instruments	—	(264)
Net change in unrealized depreciation (appreciation) on investments	353	(343)
Net change in unrealized depreciation on derivative instruments	—	(1,357)
Fundings of revolving loans, net	(2,828)	(1,046)
Fundings of investments	(235,325)	(144,546)
Proceeds from principal payments and sales of portfolio investments	145,609	42,876
Proceeds from derivative instruments	—	264
Payment-in-kind (“PIK”) interest	(705)	(185)
Changes in operating assets and liabilities:
Interest receivable	661	(127)
Cash collateral on deposit with custodian	—	122
Other assets	58	21
Interest payable	1,082	723
Management and incentive fees payable	579	1,114
Accounts payable and accrued expenses	379	79
Payable for investments purchased	10,456	—
Receivable for investments sold	—	(1,449)
Net cash used in operating activities	(72,530)	(96,562)
Cash flows from investing activities
Net change in restricted cash and cash equivalents	(2,190)	8,961
Net cash (used in) provided by investing activities	(2,190)	8,961
Cash flows from financing activities
Borrowings on debt	107,650	74,217
Repayments of debt	(59,500)	—
Capitalized debt financing costs	(841)	(939)
Proceeds from shares sold, net of underwriting costs	43,825	—
Offering costs paid	(80)	—
Dividends and distributions paid	(8,805)	(6,580)
Net cash provided by financing activities	82,249	66,698
Net change in cash and cash equivalents	7,529	(20,903)
Cash and cash equivalents, beginning of period	13,891	46,350
Cash and cash equivalents, end of period	$21,420	$25,447
Supplemental information:
Cash paid during the period for interest	$1,547	$1,304
Dividends and distributions declared during the period	$9,146	$6,955

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)
December 31, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Net Assets	Fair Value
Investments
Canada
Debt investments
Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.(3)(4)	Subordinated debt	N/A	14.50%	11/2015	$2,889	$2,810	0.1%	$289
Extreme Fitness, Inc.	Senior loan	N/A	8.00%	12/2012	596	596	0.1	596
Total Canada					$3,485	$3,406	0.2%	$885
Fair Value as percentage of Principal Amount								25.4%
United States
Debt investments
Aerospace and Defense
Aderant North America, Inc.*	Senior loan	P + 4.00%	7.25%	12/2018	$4,529	$4,484	1.1%	$4,484
ILC Dover, LP	Senior loan	P + 4.75%	8.00%	07/2017	85	78	—	80
ILC Dover, LP	Senior loan	L + 5.75%	7.01%	07/2017	4,393	4,315	1.0	4,349
ILC Dover, LP	Senior loan	L + 5.75%	7.02%	07/2017	612	606	0.1	606
Tresys Technology Holdings, Inc.	Senior loan	L + 6.75%	8.75%	12/2017	4,025	3,925	0.9	3,965
Tresys Technology Holdings, Inc.(5)	Senior loan	L + 6.75%	N/A (6)	12/2017	—	(10)	—	(10)
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	1,877	1,850	0.4	1,877
White Oak Technologies, Inc.*	Senior loan	L + 5.00%	6.25%	03/2017	1,905	1,869	0.4	1,886
White Oak Technologies, Inc.(5)	Senior loan	L + 5.00%	N/A (6)	03/2017	—	(7)	—	(4)
					17,426	17,110	3.9	17,233
Automobile
ABRA, Inc.(4)	Subordinated debt	N/A	13.50%	04/2017	966	947	0.2	966
ABRA, Inc.(4)	Subordinated debt	N/A	13.50%	04/2017	9,623	9,456	2.3	9,623
American Driveline Systems, Inc.*	Senior loan	L + 5.50%	7.00%	01/2016	2,847	2,803	0.7	2,762
American Driveline Systems, Inc.	Senior loan	P + 4.50%	7.75%	01/2016	325	319	0.1	313
CLP Auto Interior Corporation*	Senior loan	L + 4.75%	4.96%	06/2013	3,036	3,036	0.7	2,975
Express Oil Change, LLC*	Senior loan	P + 3.50%	6.75%	12/2017	1,889	1,870	0.4	1,870
Express Oil Change, LLC(5)	Senior loan	P + 3.50%	N/A (6)	12/2017	—	(5)	—	(5)
Express Oil Change, LLC	Senior loan	P + 3.50%	6.75%	12/2017	151	148	—	148
Federal-Mogul Corporation	Senior loan	L + 1.94%	2.15%	12/2014	1,971	1,933	0.4	1,821
Federal-Mogul Corporation	Senior loan	L + 1.94%	2.15%	12/2015	1,006	985	0.2	929
K&N Engineering, Inc.(5)	Senior loan	P + 4.25%	N/A (6)	12/2016	—	(6)	—	—
K&N Engineering, Inc.	Senior loan	P + 4.25%	7.50%	12/2016	3,183	3,132	0.8	3,183
					24,997	24,618	5.8	24,585

See Notes to Consolidated Financial Statements.

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Net Assets	Fair Value
Banking
Prommis Fin Co.*(3)(4)	Senior loan	L + 9.50%	10.50%	06/2015	201	191	—	161
Prommis Fin Co.*(3)(4)	Second lien	L + 9.50%	10.50%	06/2015	403	382	—	133
Prommis Fin Co.*(3)(4)	Second lien	L + 9.50%	10.50%	06/2015	202	191	—	—
Prommis Fin Co.	Senior loan	L + 9.00%	10.00%	06/2015	120	119	—	120
					926	883	—	414
Beverage, Food and Tobacco
ABP Corporation(5)	Senior loan	L + 5.25%	N/A (6)	06/2016	—	(5)	—	—
ABP Corporation*	Senior loan	L + 5.25%	6.75%	06/2016	4,524	4,463	1.1	4,524
Ameriqual Group, LLC*	Senior loan	L + 5.00%	6.50%	03/2016	1,774	1,751	0.4	1,685
Ameriqual Group, LLC*	Senior loan	L + 7.50%	9.00%	03/2016	837	826	0.2	754
Atkins Nutritionals, Inc*	Second lien	L + 8.69%	10.19%	12/2015	6,121	6,000	1.5	6,121
Candy Intermediate Holdings, Inc.	Senior loan	L + 6.25%	7.51%	06/2018	4,975	4,816	1.2	5,039
First Watch Restaurants, Inc.	Senior loan	L + 7.50%	8.75%	12/2016	421	394	0.1	421
First Watch Restaurants, Inc.(5)	Senior loan	L + 7.50%	N/A (6)	12/2016	—	(28)	—	—
First Watch Restaurants, Inc.*	Senior loan	P + 6.50%	9.75%	12/2016	11,472	11,290	2.7	11,472
IL Fornaio (America) Corporation*	Senior loan	L + 5.25%	6.50%	06/2017	4,423	4,406	1.1	4,423
IT'SUGAR LLC	Senior loan	L + 8.50%	10.00%	04/2017	4,245	4,171	1.0	4,245
IT'SUGAR LLC	Subordinated debt	N/A	8.00%	10/2017	1,707	1,707	0.5	2,270
Julio & Sons Company(5)	Senior loan	L + 5.50%	N/A (6)	09/2014	—	(13)	—	—
Julio & Sons Company*	Senior loan	L + 5.50%	7.00%	09/2016	7,103	7,050	1.7	7,103
Julio & Sons Company(5)	Senior loan	L + 5.50%	N/A (6)	09/2016	—	(11)	—	—
Richelieu Foods, Inc.*	Senior loan	L + 5.00%	6.76%	11/2015	2,082	2,049	0.5	2,082
Richelieu Foods, Inc.	Senior loan	P + 4.00%	7.25%	11/2015	137	128	—	137
					49,821	48,994	12.0	50,276
Building and Real Estate
ASP PDM Acquisition Co. LLC*	Senior loan	L + 6.25%	7.75%	12/2013	451	442	0.1	338
Global Claims Services, Inc.*	Senior loan	L + 5.00%	6.25%	06/2018	829	817	0.2	829
Global Claims Services, Inc.(5)	Senior loan	L + 5.00%	N/A (6)	06/2018	—	(1)	—	—
KHKI Acquisition, Inc.	Senior loan	L + 5.00%	8.50%	03/2017	2,626	2,626	0.4	1,576
Tecta America Corp.	Senior loan	P + 7.75%	11.00%	03/2014	3,779	3,779	0.8	3,267
					7,685	7,663	1.5	6,010
Cargo Transport
RedPrairie Corporation*	Senior loan	L + 5.50%	6.75%	12/2018	2,000	1,960	0.5	2,003
RedPrairie Corporation	Second lien	L + 10.00%	11.25%	12/2019	7,500	7,350	1.8	7,587
					9,500	9,310	2.3	9,590
Chemicals, Plastics and Rubber
Integrated DNA Technologies, Inc.(4)	Subordinated debt	N/A	14.00%	04/2015	2,167	2,121	0.5	2,167
Road Infrastructure Investment, LLC(5)	Senior loan	L + 5.00%	N/A (6)	03/2017	—	(39)	—	(3)
Road Infrastructure Investment, LLC*	Senior loan	L + 5.00%	6.25%	03/2018	4,127	4,072	1.0	4,135
					6,294	6,154	1.5	6,299

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) — (Continued)
December 31, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.75%	6.00%	10/2017	50	50	—	50
Fort Dearborn Company*	Senior loan	L + 5.25%	6.50%	10/2018	192	190	—	192
Fort Dearborn Company*	Senior loan	L + 4.75%	6.00%	10/2017	481	476	0.1	481
Fort Dearborn Company*	Senior loan	L + 5.25%	6.50%	10/2018	1,843	1,825	0.4	1,843
John Henry Holdings Inc.	Second lien	L + 9.00%	10.25%	06/2020	1,175	1,146	0.3	1,152
					3,741	3,687	0.8	3,718
Diversified Conglomerate Manufacturing
Chase Industries, Inc.*	Senior loan	L + 5.50%	6.75%	11/2017	11,785	11,575	2.8	11,667
Pasternack Enterprises, Inc.*	Senior loan	L + 5.00%	6.25%	12/2017	1,290	1,277	0.3	1,277
Sunless Merger Sub, Inc.*	Senior loan	L + 5.25%	6.50%	07/2016	2,261	2,253	0.5	2,171
Sunless Merger Sub, Inc.	Senior loan	P + 4.00%	7.25%	07/2016	65	64	—	54
Tecomet Inc.	Senior loan	L + 5.25%	7.00%	12/2016	1,681	1,658	0.4	1,681
Tecomet Inc.*	Senior loan	L + 5.25%	7.00%	12/2016	4,363	4,302	1.0	4,363
Tecomet Inc.(5)	Senior loan	L + 5.25%	N/A (6)	12/2016	—	(6)	—	—
TIDI Products, LLC*	Senior loan	L + 7.00%	8.25%	07/2018	8,769	8,592	2.1	8,769
TIDI Products, LLC(5)	Senior loan	L + 7.00%	N/A (6)	07/2017	—	(12)	—	—
Vintage Parts, Inc.*	Senior loan	L + 6.00%	8.50%	12/2013	76	76	—	76
Vintage Parts, Inc.*	Senior loan	L + 8.00%	9.75%	12/2013	1,141	1,131	0.3	1,175
Vintage Parts, Inc.*	Senior loan	L + 5.50%	5.81%	12/2013	5,462	5,448	1.3	5,298
					36,893	36,358	8.7	36,531
Diversified Conglomerate Service
Agility Recovery Solutions Inc.	Senior loan	L + 6.75%	8.00%	12/2017	5,498	5,361	1.3	5,416
Agility Recovery Solutions Inc.(5)	Senior loan	L + 6.75%	N/A (6)	12/2017	—	(7)	—	(7)
API Healthcare Corporation*	Senior loan	L + 9.11%	10.61%	02/2017	9,464	9,312	2.3	9,464
Consona Holdings, Inc.*	Senior loan	L + 5.50%	6.75%	08/2018	1,078	1,044	0.3	1,078
Consona Holdings, Inc.*	Senior loan	L + 6.00%	7.25%	08/2018	1,563	1,548	0.4	1,563
Consona Holdings, Inc.(5)	Senior loan	L + 5.50%	N/A (6)	08/2017	—	(3)	—	—
Document Technologies, LLC(5)	Senior loan	L + 5.00%	N/A (6)	12/2016	—	(15)	—	—
Document Technologies, LLC	Senior loan	L + 5.00%	6.50%	12/2016	4,992	4,925	1.2	4,992
EAG, Inc.*	Senior loan	P + 3.50%	6.75%	07/2017	2,560	2,527	0.6	2,560
HighJump Acquisition LLC(5)	Senior loan	L + 8.75%	N/A (6)	07/2016	—	(11)	—	—
HighJump Acquisition LLC	Senior loan	L + 8.75%	10.00%	07/2016	5,427	5,369	1.3	5,427
Marathon Data Operating Co., LLC	Senior loan	L + 6.25%	7.50%	08/2017	4,807	4,695	1.1	4,807
Marathon Data Operating Co., LLC(5)	Senior loan	L + 6.25%	N/A (6)	08/2017	—	(10)	—	—

See Notes to Consolidated Financial Statements.

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
MSC.Software Corporation*	Senior loan	L + 6.50%	7.75%	11/2017	10,419	10,223	2.4	10,262
Navex Global, Inc.	Senior loan	L + 7.50%	N/A (6)	12/2016	—	(20)	—	—
Navex Global, Inc.*	Senior loan	L + 7.50%	9.00%	12/2016	18,103	17,732	4.3	18,103
NetSmart Technologies, Inc.*	Senior loan	L + 7.03%	8.28%	12/2017	8,537	8,447	2.0	8,446
NetSmart Technologies, Inc.	Senior loan	L + 6.00%	7.25%	12/2017	667	653	0.2	652
PC Helps Support, LLC	Senior loan	L + 5.25%	6.51%	09/2017	2,324	2,292	0.6	2,324
PC Helps Support, LLC(5)	Senior loan	L + 5.25%	N/A (6)	09/2017	—	(2)	—	—
Secure-24, LLC	Senior loan	L + 6.25%	7.50%	08/2017	9,265	9,050	2.2	9,265
Secure-24, LLC(5)	Senior loan	L + 6.25%	N/A (6)	08/2017	—	(8)	—	—
Secure-24, LLC	Senior loan	L + 6.25%	7.50%	08/2017	553	538	0.1	553
Source Medical Solutions, Inc.	Second lien	L + 9.50%	10.75%	03/2018	9,294	9,071	2.2	9,155
					94,551	92,711	22.5	94,060
Diversified Natural Resources, Precious Metals, and Minerals
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	1,466	1,433	0.3	1,466
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	2,935	2,874	0.7	2,935
					4,401	4,307	1.0	4,401
Electronics
Cape Electrical Supply LLC*(4)	Senior loan	L + 5.75%	7.00%	06/2013	1,332	1,319	0.3	1,332
Ecommerce Industries, Inc.(5)	Senior loan	L + 6.75%	N/A (6)	10/2016	—	(25)	—	—
Ecommerce Industries, Inc.*	Senior loan	L + 8.39%	9.64%	10/2016	13,352	13,166	3.2	13,352
Entrust, Inc./Entrust Limited*	Second lien	L + 9.50%	10.75%	04/2019	5,204	5,153	1.2	5,204
Entrust, Inc./Entrust Limited*	Second lien	L + 9.50%	10.75%	04/2019	11,523	11,411	2.7	11,523
Rogue Wave Holdings, Inc.*	Senior loan	L + 7.00%	8.25%	11/2017	6,307	6,229	1.5	6,228
Sparta Systems, Inc.	Senior loan	L + 5.25%	6.50%	12/2017	55	46	—	46
Sparta Systems, Inc.	Senior loan	L + 5.25%	6.50%	12/2017	6,838	6,753	1.6	6,753
Syncsort Incorporated(5)	Senior loan	L + 5.50%	N/A (6)	03/2015	—	(4)	—	—
Syncsort Incorporated*	Senior loan	L + 5.50%	7.50%	03/2015	7,138	7,036	1.7	7,138
Time-O-Matic, Inc.(4)	Subordinated debt	N/A	13.25%	12/2016	11,598	11,434	2.8	11,598
					63,347	62,518	15.0	63,174
Farming and Agriculture
AGData, L.P.	Senior loan	L + 6.25%	7.75%	08/2016	2,774	2,745	0.7	2,774
Finance
Ascensus, Inc.*	Senior loan	L + 6.75%	8.00%	12/2018	18,093	17,731	4.2	17,731
Bonddesk Group LLC*	Senior loan	L + 5.00%	6.50%	09/2016	995	988	0.2	995
Compass Group Diversified Holdings, LLC*	Senior loan	L + 5.00%	6.25%	10/2017	8,366	8,023	2.0	8,413
Pillar Processing LLC*(3)	Senior loan	L + 5.50%	5.82%	11/2013	1,802	1,745	0.3	1,441
Pillar Processing LLC*(3)	Senior loan	N/A	14.50%	05/2014	3,125	2,830	0.1	469
					32,381	31,317	6.8	29,049

See Notes to Consolidated Financial Statements.

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.(4)	Subordinated debt	N/A	14.00%	06/2016	7,999	7,877	1.9	7,999
Alegeus Technologies, LLC*	Senior loan	L + 5.00%	6.50%	08/2018	871	859	0.2	871
Avatar International, LLC(5)	Senior loan	L + 7.50%	N/A (6)	09/2016	—	(7)	—	—
Avatar International, LLC*	Senior loan	L + 7.50%	8.75%	09/2016	7,804	7,704	1.9	7,804
Avatar International, LLC	Senior loan	L + 8.00%	9.25%	09/2016	1,684	1,667	0.4	1,684
Campus Management Acquisition Corp.	Second lien	L + 6.80%	8.55%	09/2015	5,067	5,012	1.1	4,662
DDC Center Inc.*	Senior loan	L + 6.50%	9.50%	10/2014	8,134	8,142	1.9	8,134
DDC Center Inc.	Senior loan	P + 5.25%	10.75%	10/2013	182	182	—	182
Delta Educational Systems*	Senior loan	P + 4.75%	8.00%	12/2016	2,203	2,168	0.5	2,071
Dialysis Newco, Inc.(4)	Subordinated debt	N/A	13.00%	09/2018	8,839	8,727	2.1	8,839
Encore Rehabilitation Services, LLC	Senior loan	L + 6.25%	7.50%	06/2017	5,196	5,068	1.2	5,144
Encore Rehabilitation Services, LLC(5)	Senior loan	L + 6.25%	N/A (6)	06/2017	—	(15)	—	(10)
G & H Wire Company, Inc.(5)	Senior loan	L + 5.50%	N/A (6)	11/2016	—	(12)	—	—
G & H Wire Company, Inc.*	Senior loan	L + 5.50%	7.00%	11/2016	8,915	8,780	2.1	8,915
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.00%	05/2017	455	445	0.1	410
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.00%	05/2017	3,841	3,771	0.9	3,649
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.00%	05/2017	218	209	—	173
IntegraMed America, Inc.(5)	Senior loan	L + 7.25%	N/A (6)	09/2017	—	(17)	—	—
IntegraMed America, Inc.*	Senior loan	L + 7.25%	8.50%	09/2017	14,566	14,255	3.5	14,566
Maverick Healthcare Group, LLC*	Senior loan	L + 5.50%	7.25%	12/2016	2,120	2,096	0.5	2,120
National Healing Corporation	Senior loan	L + 6.75%	8.25%	11/2017	3,560	3,414	0.8	3,560
National Healing Corporation*	Second lien	L + 10.00%	11.50%	11/2018	17,976	17,008	4.3	17,976
NeuroTherm, Inc.*	Senior loan	L + 5.00%	6.50%	02/2016	1,559	1,538	0.4	1,559
NeuroTherm, Inc.	Senior loan	P + 4.00%	7.25%	02/2016	46	41	—	46
Northwestern Management Services, LLC*	Senior loan	L + 5.50%	6.75%	10/2017	3,077	3,040	0.7	3,039
Northwestern Management Services, LLC(5)	Senior loan	L + 5.50%	N/A (6)	10/2017	—	(6)	—	(6)
Northwestern Management Services, LLC	Senior loan	L + 5.50%	6.75%	10/2017	95	89	—	89
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.25%	6.50%	05/2018	2,214	2,174	0.5	2,104
Pentec Acquisition Sub, Inc.(5)	Senior loan	L + 5.25%	N/A (6)	05/2017	—	(4)	—	(10)

See Notes to Consolidated Financial Statements.

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
PhysioTherapy Associates Holdings, Inc.*	Senior loan	L + 4.75%	6.01%	04/2018	575	565	0.1	576
Reliant Pro ReHab, LLC*	Senior loan	L + 4.75%	6.00%	06/2016	3,553	3,510	0.8	3,553
Reliant Pro ReHab, LLC	Senior loan	L + 4.75%	6.00%	06/2016	966	953	0.2	966
Reliant Pro ReHab, LLC	Senior loan	P + 3.75%	7.00%	06/2016	638	631	0.2	638
Renaissance Pharma (U.S.) Holdings Inc.(5)	Senior loan	L + 5.25%	N/A (6)	06/2017	—	(6)	—	—
Renaissance Pharma (U.S.) Holdings Inc.	Senior loan	L + 5.25%	6.75%	06/2017	2,388	2,345	0.6	2,388
Southern Anesthesia and Surgical	Senior loan	P + 5.75%	9.00%	11/2017	6,312	6,159	1.5	6,249
Southern Anesthesia and Surgical(5)	Senior loan	P + 5.75%	N/A (6)	11/2017	—	(15)	—	(11)
Surgical Information Systems, LLC	Second lien	L + 7.48%	8.99%	12/2015	3,899	3,852	0.9	3,899
WIL Research Company, Inc.*	Senior loan	L + 5.25%	6.75%	04/2018	790	780	0.2	788
					125,742	122,979	29.5	124,616
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.*	Senior loan	L + 5.75%	7.00%	11/2017	2,151	2,124	0.5	2,124
WII Components, Inc.*	Senior loan	L + 4.75%	6.25%	07/2016	1,708	1,690	0.4	1,708
WII Components, Inc.	Senior loan	P + 3.75%	7.00%	07/2016	15	14	—	15
Zenith Products Corporation*	Senior loan	L + 5.75%	6.09%	09/2013	3,369	3,337	0.7	3,032
					7,243	7,165	1.6	6,879
Insurance
AssuredPartners Capital, Inc.*	Senior loan	L + 5.25%	6.50%	05/2018	1,526	1,511	0.4	1,511
AssuredPartners Capital, Inc.(5)	Senior loan	L + 5.75%	N/A (6)	11/2018	—	(19)	—	(19)
Captive Resources Midco, LLC*	Senior loan	L + 5.50%	6.75%	10/2018	3,579	3,544	0.8	3,543
Captive Resources Midco, LLC(5)	Senior loan	L + 5.50%	N/A (6)	10/2017	—	(4)	—	(4)
Evolution1, Inc.*	Senior loan	L + 4.75%	6.25%	06/2016	4,596	4,548	1.1	4,596
Evolution1, Inc.(5)	Senior loan	L + 4.75%	N/A (6)	06/2016	—	(17)	—	—
Evolution1, Inc.	Senior loan	L + 4.75%	6.25%	06/2016	89	85	—	89
					9,790	9,648	2.3	9,716
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group Holdings, Inc.(5)	Senior loan	L + 7.75%	N/A (6)	11/2018	—	(51)	—	(52)
Competitor Group Holdings, Inc.	Senior loan	L + 7.75%	9.76%	11/2018	884	869	0.2	869
Competitor Group Holdings, Inc.*	Senior loan	L + 7.75%	9.00%	11/2018	12,870	12,648	3.0	12,645
Octane Fitness, LLC*	Senior loan	L + 5.50%	7.00%	12/2015	4,675	4,562	1.1	4,675
Pride Manufacturing Company, LLC*	Senior loan	L + 6.00%	7.75%	11/2015	697	689	0.2	662
Service Companies, The*	Senior loan	L + 6.50%	9.00%	03/2014	6,548	6,502	1.6	6,548
Starplex Operating, L.L.C.	Senior loan	L + 7.50%	8.75%	12/2017	479	450	0.1	454

See Notes to Consolidated Financial Statements.

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Starplex Operating, L.L.C.*	Senior loan	L + 7.50%	8.75%	12/2017	14,379	14,129	3.4	14,163
					40,532	39,798	9.6	39,964
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*	Senior loan	L + 6.00%	7.25%	10/2017	6,536	6,504	1.6	6,503
Benetech, Inc.(5)	Senior loan	L + 6.00%	N/A (6)	10/2017	—	(5)	—	(6)
					6,536	6,499	1.6	6,497
Personal and Non-Durable Consumer Products
Dr. Miracles, Inc.*(4)	Senior loan	L + 5.50%	8.00%	03/2014	3,002	2,990	0.6	2,702
Hygenic Corporation, The*	Senior loan	L + 5.00%	6.25%	10/2018	3,431	3,381	0.8	3,380
Hygenic Corporation, The(5)	Senior loan	L + 5.00%	N/A (6)	10/2017	—	(4)	—	(4)
Massage Envy, LLC(5)	Senior loan	L + 7.25%	N/A (6)	09/2018	—	(18)	—	—
Massage Envy, LLC	Senior loan	L + 7.25%	8.50%	09/2018	16,954	16,552	4.0	16,954
Team Technologies Acquisition Company(5)	Senior loan	L + 4.75%	N/A (6)	12/2017	—	(4)	—	(4)
Team Technologies Acquisition Company	Senior loan	L + 4.75%	6.00%	12/2017	3,537	3,502	0.8	3,502
					26,924	26,399	6.2	26,530
Personal, Food and Miscellaneous Services
Affordable Care Inc.(5)	Senior loan	L + 4.75%	N/A (6)	12/2017	—	(3)	—	(3)
Affordable Care Inc.	Senior loan	L + 4.75%	7.00%	12/2018	3,559	3,524	0.8	3,523
Automatic Bar Controls, Inc.*	Senior loan	L + 5.75%	7.26%	03/2016	972	962	0.2	933
Automatic Bar Controls, Inc.(5)	Senior loan	L + 5.75%	N/A (6)	03/2016	—	(1)	—	(6)
Brasa (Holdings) Inc.*	Senior loan	L + 6.25%	7.50%	07/2019	5,113	4,969	1.2	5,113
Focus Brands Inc.	Second lien	L + 9.00%	10.25%	08/2018	11,195	11,058	2.7	11,474
Focus Brands Inc.	Senior loan	L + 5.00%	6.27%	02/2018	5,813	5,763	1.4	5,857
National Veterinary Associates, Inc.	Senior loan	L + 5.00%	6.25%	12/2017	621	606	0.1	606
National Veterinary Associates, Inc.(5)	Senior loan	L + 5.00%	N/A (6)	12/2017	—	(1)	—	(1)
National Veterinary Associates, Inc.	Senior loan	L + 5.00%	6.25%	12/2017	6,052	6,000	1.4	5,999
PMI Holdings, Inc.	Senior loan	P + 4.25%	7.50%	06/2017	124	122	—	124
PMI Holdings, Inc.	Senior loan	L + 5.25%	6.50%	06/2017	2,649	2,626	0.6	2,649
Restaurant Technologies, Inc.*	Senior loan	L + 4.75%	6.00%	05/2017	1,075	1,067	0.3	1,075
Restaurant Technologies, Inc.	Senior loan	L + 4.75%	6.00%	05/2017	117	116	—	117
Trusthouse Service Group, Inc.	Senior loan	L + 5.25%	6.75%	06/2018	99	95	—	99
Trusthouse Service Group, Inc.	Senior loan	P + 4.25%	7.50%	06/2017	67	63	—	67
Trusthouse Service Group, Inc.	Senior loan	L + 5.25%	6.75%	06/2018	2,969	2,921	0.7	2,969
Vetcor Merger Sub LLC(5)	Senior loan	L + 6.50%	N/A (6)	12/2017	—	(25)	—	(24)
Vetcor Merger Sub LLC	Senior loan	L + 6.50%	7.75%	12/2017	304	295	0.1	296
Vetcor Merger Sub LLC*	Senior loan	L + 6.50%	7.75%	12/2017	6,005	5,938	1.4	5,940
					46,734	46,095	10.9	46,807

See Notes to Consolidated Financial Statements.

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Personal Transportation
PODS Funding Corp. II(4)	Subordinated debt	N/A	21.00%	11/2017	3,400	3,400	0.8	3,400
PODS Funding Corp. II(4)	Subordinated debt	N/A	21.00%	11/2017	579	579	0.1	579
PODS Funding Corp. II(4)	Second lien	N/A	15.50%	05/2017	450	445	0.1	450
PODS Funding Corp. II(4)	Second lien	N/A	15.50%	05/2017	2,110	2,062	0.5	2,110
PODS Funding Corp. II	Senior loan	L + 6.00%	7.26%	11/2016	773	755	0.2	773
PODS Funding Corp. II*	Senior loan	L + 6.00%	7.25%	11/2016	6,783	6,627	1.6	6,783
					14,095	13,868	3.3	14,095
Printing and Publishing
Digital Technology International, LLC.	Senior loan	P + 6.00%	9.25%	09/2016	928	921	0.2	891
Digital Technology International, LLC.	Senior loan	L + 7.25%	8.75%	09/2016	6,284	6,188	1.4	6,033
Market Track, LLC*	Senior loan	L + 6.11%	7.36%	08/2018	3,138	3,094	0.7	3,138
Market Track, LLC(5)	Senior loan	L + 6.11%	N/A (6)	08/2018	—	(6)	—	—
Market Track, LLC(5)	Senior loan	L + 7.65%	N/A (6)	08/2018	—	(4)	—	—
Trade Service Company, LLC*	Senior loan	L + 5.75%	7.00%	10/2016	1,714	1,695	0.4	1,714
Trade Service Company, LLC(5)	Senior loan	L + 5.75%	N/A (6)	10/2016	—	(1)	—	—
					12,064	11,887	2.7	11,776
Retail Stores
Barcelona Restaurants, LLC*(7)	Senior loan	L + 10.00%	11.50%	03/2017	4,952	4,871	1.2	4,952
Barcelona Restaurants, LLC(5)(7)	Senior loan	L + 10.00%	N/A (6)	03/2017	—	(5)	—	—
Benihana, Inc.	Senior loan	L + 8.00%	9.25%	08/2017	182	149	—	182
Benihana, Inc.*	Senior loan	L + 8.00%	9.25%	02/2018	13,456	13,124	3.2	13,456
Capital Vision Services, LLC(5)	Senior loan	L + 7.25%	N/A (6)	12/2017	—	(18)	—	(19)
Capital Vision Services, LLC	Senior loan	L + 7.25%	8.50%	12/2017	380	366	0.1	366
Capital Vision Services, LLC	Senior loan	L + 7.25%	8.50%	12/2017	13,459	13,260	3.2	13,257
DTLR, Inc.*	Senior loan	L + 8.00%	11.00%	12/2015	17,304	17,121	4.1	17,304
Marshall Retail Group, LLC, The(5)	Senior loan	L + 6.50%	N/A (6)	10/2016	—	(14)	—	—
Marshall Retail Group, LLC, The*	Senior loan	L + 6.50%	8.00%	10/2016	10,279	10,115	2.5	10,279
Restaurant Holding Company, LLC	Senior loan	L + 7.50%	9.00%	02/2017	9,415	9,259	2.3	9,509
Rubio's Restaurants, Inc.*(4)	Senior loan	L + 7.00%	8.75%	06/2015	8,124	8,037	1.9	8,124
Sneaker Villa, Inc.	Senior loan	L + 8.50%	10.00%	12/2017	4,636	4,520	1.1	4,566
Sneaker Villa, Inc.(5)	Senior loan	L + 8.50%	N/A (6)	12/2017	—	(9)	—	(9)
Sneaker Villa, Inc.(5)	Senior loan	L + 8.50%	N/A (6)	12/2017	—	(19)	—	(19)
Specialty Commerce Corp.	Senior loan	L + 6.00%	7.50%	07/2017	5,344	5,278	1.3	5,344
Specialty Commerce Corp.(5)	Senior loan	L + 6.00%	N/A (6)	07/2017	—	(8)	—	—
Vision Source L.P.(5)	Senior loan	L + 6.75%	N/A (6)	04/2016	—	(8)	—	—
Vision Source L.P.*	Senior loan	L + 6.75%	8.00%	04/2016	13,116	12,937	3.1	13,116
					100,647	98,956	24.0	100,408

See Notes to Consolidated Financial Statements.

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Telecommunications
Hosting.com, Inc.*	Senior loan	L + 4.50%	5.75%	10/2016	827	818	0.2	827
Hosting.com, Inc.(5)	Senior loan	L + 4.50%	N/A (6)	10/2016	—	(2)	—	—
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	28	27	—	28
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	1,331	1,316	0.3	1,331
					2,186	2,159	0.5	2,186
Utilities
PowerPlan Consultants, Inc.(5)	Senior loan	L + 5.25%	N/A (6)	03/2017	—	(2)	—	—
PowerPlan Consultants, Inc.*	Senior loan	L + 5.25%	6.76%	03/2018	5,030	4,965	1.2	5,030
					5,030	4,963	1.2	5,030
Total debt investments United States					$752,260	$738,791	177.1%	$742,618
Fair Value as a percentage of Principal Amount								98.7%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) — (Continued)
December 31, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount/ Shares/ Contracts	Cost	Percentage of Total Net Assets	Fair Value
Equity investments Aerospace and Defense
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	$295	0.1%	$295
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	670	0.2	753
Whitcraft LLC	Warrant	N/A	N/A	N/A	—	—	—	147
						965	0.3	1,195
Automobile
ABRA, Inc	LLC interest	N/A	N/A	N/A	208	1,471	0.4	1,836
Express Oil Change, LLC	LLC Interest	N/A	N/A	N/A	77	77	—	77
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	—	4	—	22
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	—	62	—	73
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	—	18	—	23
						1,632	0.4	2,031
Banking
Prommis Solutions Inc.*	Preferred LLC interest	N/A	N/A	N/A	1	472	—	—
Prommis Solutions Inc.*	A-1 LLC interset	N/A	N/A	N/A	—	—	—	—
Prommis Solutions Inc.*	A-2 LLC interest	N/A	N/A	N/A	—	—	—	—
						472	—	—
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	51	746	0.2	746
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	7	691	0.2	746
Goode Seed Co-Invest, LLC	LLC units	N/A	N/A	N/A	356	356	0.1	356
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	619
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	—	193
						2,534	0.6	2,660
Diversified Conglomerate Manufacturing
Oasis Outsourcing Holdings, Inc.	LLC interest	N/A	N/A	N/A	1,088	1,088	0.3	1,385
Sunless Merger Sub, Inc	Preferred stock	N/A	N/A	N/A	—	148	—	95
TIDI Products, LLC	LLC interest	N/A	N/A	N/A	315	315	0.1	315
						1,551	0.4	1,795
Diversified Conglomerate Service
Document Technologies, LLC	LLC interest	N/A	N/A	N/A	24	490	0.1	536
Marathon Data Operating Co., LLC	Common stock	N/A	N/A	N/A	1	264	0.1	264
Marathon Data Operating Co., LLC	Preferred stock	N/A	N/A	N/A	1	264	0.1	264
Navex Global, Inc.	LP interest	N/A	N/A	N/A	—	666	0.2	757
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	—	7
PC Helps Support, LLC	Preferred stock	N/A	N/A	N/A	—	61	—	61
Secure-24, LLC	LLC units	N/A	N/A	N/A	253	253	0.1	253
						2,005	0.6	2,142

See Notes to Consolidated Financial Statements.

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount/ Shares/ Contracts	Cost	Percentage of Total Net Assets	Fair Value
Finance
Pillar Processing LLC*	Common stock	N/A	N/A	N/A	—	—	—	—
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	—	—
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	13	1,273	0.3	1,445
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	695	0.2	695
Dialysis Newco, Inc.	LLC interest	N/A	N/A	N/A	871	871	0.2	932
Encore Rehabilitation Services, LLC	LLC interest	N/A	N/A	N/A	270	270	0.1	270
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	—	102	—	102
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	—	38	—	32
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	514	0.1	607
National Healing Corporation	Preferred stock	N/A	N/A	N/A	695	799	0.3	1,127
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	569	0.1	569
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	—	3
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	—	249	0.1	249
Pentec Healthcare Infusions, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	83
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	264	0.1	263
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	487	0.1	487
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	346
						6,731	1.7	7,210
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	73	—	73
Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	121	—	121
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group Holdings, Inc.	LLC interest	N/A	N/A	N/A	708	708	0.2	708
Personal and Non-Durable Consumer Products
Hygenic Corporation, The	LP interest	N/A	N/A	N/A	1	61	—	61
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.2	749
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	—	148	—	148
						958	0.2	958
Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	271	—	—	151

See Notes to Consolidated Financial Statements.

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount/ Shares/ Contracts	Cost	Percentage of Total Net Assets	Fair Value
Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	—	145	—	145
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	—	145
						290	—	290
Retail Stores
Barcelona Restaurants, LLC(7)	LP interest	N/A	N/A	N/A	1,996	1,996	0.6	2,538
Benihana, Inc.	LLC interest	N/A	N/A	N/A	43	699	0.2	699
Capital Vision Services, LLC	LLC interest	N/A	N/A	N/A	402	402	0.1	402
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.1	599
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	411
Vision Source L.P.	Common stock	N/A	N/A	N/A	—	—	—	—
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	936	0.2	856
						5,389	1.3	5,505
Total equity investments United States						$23,429	5.9%	$24,839
Total United States						$762,220	183.0%	$767,457
Total investments						$765,626	183.2%	$768,342

*	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 6).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, quarterly or semiannually. For each we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at December 31, 2012. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at December 31, 2012.
(3)	Loan was on non-accrual status as of December 31, 2012, meaning that the Company has ceased recognizing interest income on the loan.
(4)	A portion of the interest may be deferred through a PIK rate option.
(5)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)	The entire commitment was unfunded at December 31, 2012. As such, no interest is being earned on this investment.
(7)	The Company is an “affiliated person,” as that term is defined in the 1940 Act, of the portfolio company as it owns five percent or more of the portfolio company's voting securities.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Net Assets	Fair Value
Investments
Canada
Debt investments
Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.(3)(4)	Subordinated debt	N/A	14.50%	11/2015	$2,870	$2,810	0.4%	$1,435
Extreme Fitness, Inc.	Senior loan	N/A	8.00%	10/2012	508	508	0.1	508
Total Canada					$3,378	$3,318	0.5%	$1,943
Fair Value as percentage of Principal Amount								57.5%
United States
Debt investments
Aerospace and Defense
ILC Dover, LP(5)	Senior loan	L + 6.00%	N/A (6)	07/2017	$—	$(8)	—%	$(8)
ILC Dover, LP	Senior loan	L + 6.00%	7.25%	07/2017	4,407	4,323	1.2	4,319
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	1,877	1,848	0.5	1,877
White Oak Technologies, Inc.*	Senior loan	L + 5.00%	6.25%	03/2017	1,929	1,891	0.5	1,890
White Oak Technologies, Inc.(5)	Senior loan	L + 5.00%	N/A (6)	03/2017	—	(9)	—	(9)
					8,213	8,045	2.2	8,069
Automobile
ABRA, Inc.(5)	Subordinated debt	N/A	N/A (6)	04/2017	—	(22)	—	—
ABRA, Inc.(4)	Subordinated debt	N/A	12.00%	04/2017	9,623	9,445	2.6	9,623
American Driveline Systems, Inc.*	Senior loan	L + 5.50%	7.00%	01/2016	2,862	2,814	0.7	2,776
American Driveline Systems, Inc.	Senior loan	P + 4.50%	7.75%	01/2016	293	287	0.1	282
CLP Auto Interior Corporation*	Senior loan	L + 4.75%	4.97%	06/2013	3,053	3,053	0.8	2,992
Federal-Mogul Corporation	Senior loan	L + 1.94%	2.17%	12/2014	1,976	1,934	0.5	1,930
Federal-Mogul Corporation	Senior loan	L + 1.94%	2.16%	12/2015	1,008	986	0.3	985
K&N Engineering, Inc.(5)	Senior loan	P + 4.25%	N/A (6)	12/2016	—	(6)	—	—
K&N Engineering, Inc.	Senior loan	P + 4.25%	7.50%	12/2016	3,207	3,153	0.9	3,207
					22,022	21,644	5.9	21,795
Banking
Prommis Fin Co.*(3)(4)	Senior loan	L + 10.50%	10.50%	06/2015	196	191	—	167
Prommis Fin Co.*(3)(4)	Second lien	L + 10.50%	10.50%	06/2015	393	382	0.1	259
Prommis Fin Co.*(3)(4)	Second lien	L + 10.50%	10.50%	06/2015	196	191	—	—
Prommis Fin Co.	Senior loan	L + 9.00%	10.00%	06/2015	95	93	—	95
					880	857	0.1	521
Beverage, Food and Tobacco
ABP Corporation(5)	Senior loan	L + 5.25%	N/A (6)	06/2016	—	(6)	—	—
ABP Corporation*	Senior loan	L + 5.25%	6.75%	06/2016	4,536	4,470	1.2	4,536
Ameriqual Group, LLC*	Senior loan	L + 5.00%	6.50%	03/2016	1,774	1,749	0.4	1,685
Ameriqual Group, LLC*	Senior loan	L + 7.50%	9.00%	03/2016	839	828	0.2	755
Atkins Nutrionals, Inc.	Senior loan	L + 8.88%	10.38%	12/2015	5,028	4,926	1.3	5,028
Candy Intermediate Holdings, Inc.	Senior loan	L + 6.25%	7.51%	06/2018	4,987	4,822	1.3	5,050

See Notes to Consolidated Financial Statements.

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Net Assets	Fair Value
First Watch Restaurants, Inc.(5)	Senior loan	P + 6.50%	N/A (6)	12/2016	—	(30)	—	—
First Watch Restaurants, Inc.(5)	Senior loan	P + 6.50%	N/A (6)	12/2016	—	(30)	—	—
First Watch Restaurants, Inc.*	Senior loan	P + 6.50%	9.75%	12/2016	11,530	11,335	3.1	11,530
IL Fornaio (America) Corporation*	Senior loan	L + 5.25%	6.50%	06/2017	4,423	4,405	1.2	4,423
It'Sugar LLC	Senior loan	L + 8.50%	10.00%	04/2017	4,255	4,178	1.1	4,255
It'Sugar LLC	Subordinated debt	N/A	8.00%	10/2017	1,707	1,707	0.5	1,707
Julio & Sons Company(5)	Senior loan	L + 5.50%	N/A (6)	09/2014	—	(15)	—	—
Julio & Sons Company*	Senior loan	L + 5.50%	7.00%	09/2016	7,121	7,065	1.9	7,121
Julio & Sons Company(5)	Senior loan	L + 5.50%	N/A (6)	09/2016	—	(12)	—	—
Richelieu Foods, Inc.*	Senior loan	L + 5.00%	6.76%	11/2015	2,111	2,075	0.5	2,048
Richelieu Foods, Inc.(5)	Senior loan	L + 5.00%	N/A (6)	11/2015	—	(10)	—	(18)
					48,311	47,457	12.7	48,120
Broadcasting and Entertainment
Univision Communications Inc.	Senior loan	L + 2.00%	2.22%	09/2014	3,997	3,969	1.1	3,992
Building and Real Estate
ASP PDM Acquisition Co. LLC*	Senior loan	L + 6.25%	7.75%	12/2013	453	442	0.1	340
Global Claims Services, Inc.*	Senior loan	L + 5.00%	6.25%	06/2018	831	819	0.2	831
Global Claims Services, Inc.(5)	Senior loan	L + 5.00%	N/A (6)	06/2018	—	(1)	—	—
KHKI Acquisition, Inc.	Senior loan	P + 5.00%	8.50%	03/2013	2,626	2,625	0.6	2,101
Tecta America Corp.	Senior loan	P + 5.75%	9.00%	03/2014	3,506	3,506	0.8	2,994
					7,416	7,391	1.7	6,266
Cargo Transport
TMW Systems, Inc.*	Senior loan	P + 3.00%	6.25%	05/2016	1,686	1,667	0.4	1,686
Chemicals, Plastics and Rubber
Integrated DNA Technologies, Inc.(4)	Subordinated debt	N/A	14.00%	04/2015	4,700	4,650	1.3	4,700
Road Infrastructure Investment, LLC*	Senior loan	L + 5.00%	6.25%	03/2018	4,137	4,080	1.1	4,142
Road Infrastructure Investment, LLC	Senior loan	L + 5.00%	5.46%	03/2017	231	190	0.1	228
					9,068	8,920	2.5	9,070
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.75%	6.50%	08/2015	1,349	1,333	0.4%	1,349
Fort Dearborn Company*	Senior loan	L + 5.25%	7.00%	08/2016	3,159	3,118	0.8	3,159
					4,508	4,451	1.2	4,508

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments — (Continued)
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Diversified Conglomerate Manufacturing
Oasis Outsourcing Holdings, Inc.(4)	Subordinated debt	N/A	13.00%	04/2017	11,970	11,775	3.2	11,970
Pasternack Enterprises, Inc.*	Senior loan	L + 4.50%	6.00%	02/2014	3,492	3,453	0.9	3,492
Sunless Merger Sub, Inc.*	Senior loan	L + 5.00%	6.26%	07/2016	2,322	2,313	0.6	2,322
Sunless Merger Sub, Inc.*	Senior loan	P + 3.75%	7.00%	07/2016	29	28	—	29
Tecomet Inc.*	Senior loan	L + 5.25%	7.00%	12/2016	6,082	5,992	1.6	5,991
Tecomet Inc.(5)	Senior loan	L + 5.25%	N/A (6)	12/2016	—	(6)	—	—
TIDI Products, LLC*	Senior loan	L + 7.00%	8.25%	07/2018	8,791	8,606	2.3	8,703
TIDI Products, LLC(5)	Senior loan	L + 7.00%	N/A (6)	07/2017	—	(13)	—	(8)
Vintage Parts, Inc.*	Senior loan	L + 6.00%	8.50%	12/2013	82	82	—	82
Vintage Parts, Inc.*	Senior loan	L + 8.00%	9.75%	12/2013	1,239	1,228	0.3	1,239
Vintage Parts, Inc.*	Senior loan	L + 5.50%	5.86%	12/2013	5,934	5,914	1.6	5,934
					39,941	39,372	10.5	39,754
Diversified Conglomerate Service
API Healthcare Corporation*	Senior loan	L + 9.03%	10.53%	02/2017	9,587	9,424	2.6	9,587
Consona Holdings, Inc.*	Senior loan	L + 5.50%	6.75%	08/2018	1,092	1,056	0.3	1,081
Consona Holdings, Inc.*	Senior loan	L + 6.00%	7.25%	08/2018	1,567	1,551	0.4	1,551
Consona Holdings, Inc.(5)	Senior loan	L + 5.50%	N/A (6)	08/2017	—	(3)	—	(2)
Document Technologies, LLC(5)	Senior loan	L + 5.00%	N/A (6)	12/2016	—	(15)	—	—
Document Technologies, LLC	Senior loan	L + 5.00%	6.50%	12/2016	4,717	4,646	1.3	4,694
EAG, Inc.*	Senior loan	P + 3.50%	6.75%	07/2017	2,629	2,593	0.7	2,629
Employment Law Training, Inc.(5)	Senior loan	L + 7.50%	N/A (6)	12/2016	—	(22)	—	—
Employment Law Training, Inc. *	Senior loan	L + 7.50%	9.00%	12/2016	18,219	17,822	4.9	18,219
Evolution1, Inc.*	Senior loan	L + 4.75%	6.25%	06/2016	4,619	4,567	1.2	4,619
Evolution1, Inc.(5)	Senior loan	L + 4.75%	N/A (6)	06/2016	—	(19)	—	—
Evolution1, Inc.(5)	Senior loan	L + 4.75%	N/A (6)	06/2016	—	(4)	—	—
HighJump Acquisition LLC(5)	Senior loan	L + 8.75%	N/A (6)	07/2016	—	(12)	—	—
HighJump Acquisition LLC	Senior loan	L + 8.75%	10.00%	07/2016	5,441	5,379	1.5	5,441
Marathon Data Operating Co., LLC	Senior loan	L + 6.25%	7.50%	08/2017	4,818	4,700	1.3	4,746
Marathon Data Operating Co., LLC(5)	Senior loan	L + 6.25%	N/A (6)	08/2017	—	(10)	—	(10)
MSC.Software Corporation*	Senior loan	L + 7.74%	9.24%	12/2016	6,238	6,133	1.7	6,238
NS Holdings, Inc.*	Senior loan	L + 4.63%	6.00%	06/2015	260	257	0.1	260
NS Holdings, Inc.*	Senior loan	L + 6.27%	7.68%	06/2015	1,963	1,941	0.5	1,963
PC Helps Support, LLC	Senior loan	P + 4.25%	7.50%	09/2017	2,390	2,355	0.6	2,354
PC Helps Support, LLC(5)	Senior loan	P + 4.25%	N/A (6)	09/2017	—	(3)	—	(3)
Secure-24, LLC	Senior loan	L + 6.25%	7.50%	08/2017	9,288	9,061	2.4	9,149
Secure-24, LLC(5)	Senior loan	L + 6.25%	N/A (6)	08/2017	—	(8)	—	(8)
Secure-24, LLC(5)	Senior loan	L + 6.25%	N/A (6)	08/2017	—	(16)	—	(17)
Sumtotal Systems, Inc.*	Senior loan	L + 4.00%	5.25%	12/2015	1,415	1,403	0.4	1,415
					74,243	72,776	19.9	73,906

See Notes to Consolidated Financial Statements.

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Diversified Natural Resources, Precious Metals, and Minerals
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	1,619	1,578	0.4	1,619
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	2,974	2,904	0.8	2,974
					4,593	4,482	1.2	4,593
Electronics
Blue Coat Systems, Inc.*	Second lien	L + 10.00%	11.50%	08/2018	5,424	5,277	1.5	5,573
Blue Coat Systems, Inc.	Senior loan	L + 6.00%	7.50%	02/2018	8,085	7,940	2.2	8,156
Cape Electrical Supply LLC*(4)	Senior loan	L + 5.25%	6.75%	11/2013	1,465	1,437	0.4	1,465
Ecommerce Industries, Inc.(5)	Senior loan	L + 6.75%	N/A (6)	10/2016	—	(27)	—	—
Ecommerce Industries, Inc.*	Senior loan	L + 8.34%	9.59%	10/2016	13,530	13,329	3.6	13,530
Entrust, Inc.*	Senior loan	L + 7.47%	8.97%	03/2017	4,053	4,006	1.1	4,053
Entrust, Inc.*	Senior loan	L + 7.45%	8.95%	03/2017	8,046	7,935	2.1	8,046
Rogue Wave Holdings, Inc.*	Senior loan	L + 10.00%	11.25%	08/2016	3,982	3,945	1.1	3,982
Syncsort Incorporated(5)	Senior loan	L + 5.50%	N/A (6)	03/2015	—	(4)	—	—
Syncsort Incorporated*	Senior loan	L + 5.50%	7.50%	03/2015	8,032	7,918	2.1	8,032
Time-O-Matic, Inc.(4)	Subordinated debt	N/A	13.25%	12/2016	11,561	11,386	3.1	11,561
					64,178	63,142	17.2	64,398
Farming and Agriculture
AGData, L.P.	Senior loan	L + 6.25%	7.75%	08/2016	2,814	2,782	0.8	2,814
Finance
Bonddesk Group LLC*	Senior loan	L + 5.00%	6.50%	09/2016	1,010	1,002	0.3	1,010
Compass Group Diversified Holdings, LLC*	Senior loan	L + 5.00%	6.25%	10/2017	8,387	8,025	2.2	8,408
Pillar Processing LLC*(3)	Senior loan	L + 5.50%	5.95%	11/2013	2,412	2,389	0.4	1,361
Pillar Processing LLC*(3)	Senior loan	N/A	14.50%	05/2014	3,125	2,947	—	—
					14,934	14,363	2.9	10,779
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.(4)	Subordinated debt	N/A	14.00%	06/2016	$7,958	$7,828	2.1%	$7,958
Alegeus Technologies, LLC*	Senior loan	L + 5.00%	6.50%	08/2018	873	860	0.2	860
Avatar International, LLC(5)	Senior loan	L + 7.50%	N/A (6)	09/2016	—	(8)	—	—
Avatar International, LLC*	Senior loan	L + 7.50%	8.75%	09/2016	7,855	7,747	2.1	7,855
Avatar International, LLC	Senior loan	L + 8.00%	9.25%	09/2016	1,695	1,677	0.5	1,695
Campus Management Acquisition Corp.	Second lien	L + 10.35%	12.10%	09/2015	5,067	5,007	1.2	4,662
CHS/Community Health Systems, Inc.	Senior loan	L + 3.50%	3.92%	01/2017	406	406	0.1	409
Community Hospices of America, Inc.*	Senior loan	L + 5.50%	7.25%	12/2015	4,955	4,891	1.3	4,955
Community Hospices of America, Inc.(5)	Senior loan	L + 5.50%	N/A (6)	12/2015	—	(5)	—	—
Community Hospices of America, Inc.(4)	Subordinated debt	L + 11.75%	13.75%	06/2016	1,874	1,844	0.5	1,874
DDC Center Inc.*	Senior loan	L + 6.50%	9.50%	10/2014	8,205	8,211	2.2	8,205
DDC Center Inc.*	Senior loan	L + 6.50%	9.50%	12/2012	227	227	0.1	227
DDC Center Inc.	Senior loan	P + 5.25%	10.75%	10/2013	182	182	—	182

See Notes to Consolidated Financial Statements.

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Delta Educational Systems, Inc.*	Senior loan	L + 5.00%	7.00%	11/2012	2,740	2,735	0.7	2,685
Dialysis Newco, Inc.(4)	Subordinated debt	N/A	13.00%	09/2018	8,795	8,677	2.3	8,795
G & H Wire Company, Inc.(5)	Senior loan	L + 5.50%	N/A (6)	11/2016	—	(13)	—	—
G & H Wire Company, Inc.*	Senior loan	L + 5.50%	7.00%	11/2016	8,974	8,829	2.4	8,839
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.00%	05/2017	455	445	0.1	419
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.00%	05/2017	3,986	3,909	1.0	3,826
Hospitalists Management Group, LLC(5)	Senior loan	L + 4.50%	N/A (6)	05/2017	—	(10)	—	(36)
The Hygenic Corporation*	Senior loan	L + 2.50%	2.73%	04/2013	1,961	1,951	0.5	1,961
IntegraMed America, Inc.(5)	Senior loan	L + 7.25%	N/A (6)	09/2017	—	(18)	—	(16)
IntegraMed America, Inc.	Senior loan	L + 7.25%	8.50%	09/2017	14,603	14,275	3.8	14,311
Maverick Healthcare Group, LLC	Senior loan	L + 5.50%	7.25%	12/2016	2,148	2,123	0.6	2,148
National Healing Corporation	Senior loan	L + 6.75%	8.25%	11/2017	3,569	3,415	1.0	3,569
National Healing Corporation*	Second lien	L + 10.00%	11.50%	11/2018	17,976	16,967	4.8	17,976
NeuroTherm, Inc.*	Senior loan	L + 5.00%	6.50%	02/2016	1,591	1,567	0.4	1,591
NeuroTherm, Inc.	Senior loan	P + 4.00%	7.25%	02/2016	124	118	—	124
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.25%	6.50%	05/2018	2,243	2,200	0.6	2,198
Pentec Acquisition Sub, Inc.(5)	Senior loan	L + 5.25%	N/A (6)	05/2017	—	(4)	—	(4)
PhysioTherapy Associates Holdings, Inc.*	Senior loan	L + 4.75%	6.01%	04/2018	577	566	0.2	578
Reliant Pro ReHab, LLC*	Senior loan	L + 4.75%	6.00%	06/2016	3,601	3,554	1.0	3,601
Reliant Pro ReHab, LLC	Senior loan	L + 4.75%	6.00%	06/2016	872	858	0.2	872
Reliant Pro ReHab, LLC	Senior loan	P + 3.75%	7.00%	06/2016	550	542	0.1	550
Renaissance Pharma (U.S.) Holdings Inc.	Senior loan	P + 4.25%	7.50%	06/2017	71	65	—	68
Renaissance Pharma (U.S.) Holdings Inc.	Senior loan	L + 5.25%	6.76%	06/2017	2,449	2,402	0.6	2,424
Surgical Information Systems, LLC	Second lien	L + 7.40%	8.91%	12/2015	4,291	4,235	1.1	4,291
WIL Research Company, Inc.*	Senior loan	L + 5.25%	6.75%	04/2018	792	781	0.2	788
					121,665	119,036	31.9	120,440
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.*	Senior loan	L + 5.75%	7.76%	11/2016	1,094	1,079	0.3	1,094
WII Components, Inc.*	Senior loan	L + 4.75%	6.25%	07/2016	1,732	1,712	0.5	1,732
WII Components, Inc.(5)	Senior loan	L + 4.75%	N/A (6)	07/2016	—	(1)	—	—
Zenith Products Corporation*	Senior loan	L + 5.50%	5.93%	09/2013	3,409	3,367	0.9	3,239
					6,235	6,157	1.7	6,065
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.*	Senior loan	L + 8.00%	9.50%	01/2017	16,807	16,525	4.5	16,807
Competitor Group, Inc.(5)	Senior loan	L + 8.00%	N/A (6)	01/2017	—	(8)	—	—
Competitor Group, Inc.	Senior loan	L + 8.00%	9.50%	01/2017	1,257	1,230	0.3	1,257
Cortz, Inc.*	Senior loan	L + 5.50%	7.00%	03/2014	6,609	6,582	1.8	6,609
Octane Fitness, LLC*	Senior loan	L + 5.50%	7.00%	12/2015	4,675	4,552	1.2	4,675

See Notes to Consolidated Financial Statements.

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Pride Manufacturing Company, LLC*	Senior loan	L + 5.50%	7.25%	11/2015	737	728	0.2	722
The Service Companies*	Senior loan	L + 6.50%	9.00%	03/2014	6,612	6,557	1.8	6,612
					36,697	36,166	9.8	36,682
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*	Senior loan	L + 5.00%	5.22%	12/2013	8,845	8,737	2.4	8,845
Personal and Non-Durable Consumer Products
Dr. Miracles, Inc.*(4)	Senior loan	L + 7.50%	10.00%	03/2014	3,092	3,077	0.7%	2,783
Massage Envy, LLC	Senior loan	L + 7.25%	8.50%	09/2018	63	45	—	47
Massage Envy, LLC	Senior loan	L + 7.25%	8.50%	09/2018	17,061	16,638	4.5	16,804
					20,216	19,760	5.2	19,634
Personal, Food and Miscellaneous Services
Affordable Care Inc.*	Senior loan	L + 4.75%	6.25%	12/2015	3,525	3,490	0.9	3,525
Affordable Care Inc.(5)	Senior loan	L + 4.75%	N/A (6)	12/2015	—	(6)	—	—
Automatic Bar Controls, Inc.*	Senior loan	L + 5.75%	7.25%	03/2016	972	962	0.2	933
Automatic Bar Controls, Inc.(5)	Senior loan	L + 5.75%	N/A (6)	03/2016	—	(2)	—	(6)
Brasa (Holdings) Inc.*	Senior loan	L + 6.25%	7.50%	07/2019	5,126	4,976	1.3	5,049
Focus Brands Inc.	Second lien	L + 9.00%	10.25%	08/2018	6,481	6,363	1.8	6,578
Focus Brands Inc.	Senior loan	L + 5.00%	6.26%	02/2018	5,951	5,898	1.6	6,033
Ignite Restaurant Group, Inc.*	Senior loan	L + 4.75%	6.25%	03/2016	4,170	4,101	1.1	4,170
NVA Acquisition Company	Senior loan	L + 4.25%	5.50%	06/2016	1,881	1,867	0.5	1,881
PMI Holdings, Inc. (Papa Murphys)(5)	Senior loan	L + 5.25%	N/A (6)	06/2017	—	(3)	—	—
PMI Holdings, Inc. (Papa Murphys)	Senior loan	L + 5.25%	6.51%	06/2017	2,709	2,683	0.7	2,709
Restaurant Technologies, Inc.*	Senior loan	L + 4.75%	6.00%	05/2017	1,077	1,069	0.3	1,056
Restaurant Technologies, Inc.	Senior loan	L + 4.75%	6.00%	05/2017	117	116	—	114
Trusthouse Service Group, Inc.(5)	Senior loan	L + 5.25%	N/A (6)	06/2018	—	(4)	—	—
Trusthouse Service Group, Inc.	Senior loan	P + 4.25%	7.50%	06/2017	82	77	—	82
Trusthouse Service Group, Inc.	Senior loan	L + 5.25%	6.75%	06/2018	2,976	2,926	0.8	2,976
Vetcor Merger Sub LLC*	Senior loan	L + 6.00%	7.50%	02/2015	9,646	9,646	2.6	9,646
					44,713	44,159	11.8	44,746
Personal Transportation
PODS Funding Corp. II(4)	Subordinated debt	N/A	21.00%	11/2017	2,802	2,802	0.7	2,802
PODS Funding Corp. II(4)	Subordinated debt	N/A	21.00%	11/2017	579	579	0.2	579
PODS Funding Corp. II(4)	Second lien	N/A	15.50%	05/2017	447	441	0.1	447
PODS Funding Corp. II(4)	Second lien	N/A	15.50%	05/2017	2,096	2,045	0.6	2,096
PODS Funding Corp. II	Senior loan	L + 7.00%	8.50%	11/2016	773	753	0.2	773
PODS Funding Corp. II*	Senior loan	L + 7.00%	8.50%	11/2016	5,955	5,807	1.6	5,955
					12,652	12,427	3.4	12,652
Printing and Publishing
Digital Technology International, LLC.	Senior loan	P + 6.00%	9.25%	09/2016	928	921	0.2	928
Digital Technology International, LLC.	Senior loan	L + 7.25%	8.75%	09/2016	6,333	6,230	1.7	6,333
Market Track, LLC*	Senior loan	L + 6.11%	7.36%	08/2018	3,150	3,104	0.8	3,103
Market Track, LLC(5)	Senior loan	L + 6.11%	N/A (6)	08/2018	—	(6)	—	(6)

See Notes to Consolidated Financial Statements.

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Market Track, LLC(5)	Senior loan	L + 7.65%	N/A (6)	08/2018	—	(4)	—	(4)
Trade Service Company, LLC*	Senior loan	L + 5.25%	6.75%	06/2013	1,026	1,024	0.3	1,026
Trade Service Company, LLC*(4)	Senior loan	N/A	14.00%	06/2013	765	764	0.2	765
Trade Service Company, LLC	Senior loan	L + 5.25%	N/A (6)	06/2013	—	—	—	—
					12,202	12,033	3.2	12,145
Retail Stores
Barcelona Restaurants, LLC*	Senior loan	L + 10.00%	11.50%	03/2017	4,964	4,878	1.3	4,964
Barcelona Restaurants, LLC(5)	Senior loan	L + 10.00%	N/A (6)	03/2017	—	(5)	—	—
Benihana, Inc.	Senior loan	L + 8.00%	9.25%	08/2017	365	329	0.1	335
Benihana, Inc.*	Senior loan	L + 8.00%	9.25%	02/2018	13,456	13,108	3.5	13,166
Bojangles' Restaurants, Inc.*	Senior loan	P + 5.50%	8.75%	08/2017	2,761	2,597	0.7	2,767
Chuy's OPCO, Inc.(5)	Senior loan	L + 7.00%	N/A (6)	05/2016	—	(2)	—	—
Chuy's OPCO, Inc.(5)	Senior loan	L + 7.00%	N/A (6)	05/2016	—	(9)	—	—
Chuy's OPCO, Inc.	Senior loan	L + 7.00%	8.50%	05/2016	942	929	0.3	942
DTLR, Inc. (fka Levtran)*	Senior loan	L + 8.00%	11.00%	12/2015	7,904	7,806	2.1	7,904
The Marshall Retail Group, LLC(5)	Senior loan	L + 6.50%	N/A (6)	10/2016	—	(15)	—	—
The Marshall Retail Group, LLC*	Senior loan	L + 6.50%	8.00%	10/2016	10,414	10,238	2.8	10,414
Michaels Stores, Inc.	Senior loan	L + 2.25%	2.69%	10/2013	2,917	2,920	0.8	2,932
Restaurant Holding Company, LLC	Senior loan	L + 7.50%	9.00%	02/2017	9,517	9,350	2.6	9,660
Rubio's Restaurants, Inc*(4)	Senior loan	L + 7.75%	9.50%	06/2015	8,246	8,149	2.2	8,246
Specialty Catalog Corp.	Senior loan	L + 6.00%	7.50%	07/2017	5,396	5,326	1.4	5,342
Specialty Catalog Corp.(5)	Senior loan	L + 6.00%	N/A (6)	07/2017	—	(8)	—	(8)
Vision Source L.P.(5)	Senior loan	L + 6.75%	N/A (6)	04/2016	—	(9)	—	—
Vision Source L.P.*	Senior loan	L + 6.75%	8.00%	04/2016	13,201	13,007	3.5	13,201
					80,083	78,589	21.3	79,865
Telecommunications
Hosting.com, Inc.*	Senior loan	L + 4.50%	5.76%	10/2016	846	836	0.2	846
Hosting.com, Inc.(5)	Senior loan	L + 4.50%	N/A (6)	10/2016	—	(2)	—	—
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	28	27	—	28
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	2,159	2,131	0.6	2,159
West Corporation(5)	Senior loan	L + 1.75%	N/A (6)	10/2012	—	(8)	—	—
					3,033	2,984	0.8	3,033
Utilities
PowerPlan Consultants, Inc.(3)	Senior loan	L + 5.25%	N/A (6)	03/2017	—	(2)	—	—
PowerPlan Consultants, Inc.*	Senior loan	L + 5.25%	6.76%	03/2018	5,164	5,093	1.4	5,164
					5,164	5,091	1.4	5,164
Total debt investments United States					$658,309	$646,457	173.2%	$649,542
Fair Value as a percentage of Principal Amount								98.7%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments — (Continued)
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount/ Shares/ Contracts	Cost	Percentage of Total Net Assets	Fair Value
Equity investments
Aerospace and Defense
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	$670	0.2%	$753
Whitcraft LLC	Warrant	N/A	N/A	N/A	—	—	—	147
						670	0.2	900
Automobile
ABRA, Inc.	LLC interest	N/A	N/A	N/A	208	1,471	0.4	1,688
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	—	4	—	4
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	—	62	—	62
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	—	18	—	18
						1,555	0.4	1,772
Banking
Prommis Solutions Inc.*	Preferred LLC interest	N/A	N/A	N/A	1	472	—	—
Prommis Solutions Inc.*	A-1 LLC interset	N/A	N/A	N/A	—	—	—	—
Prommis Solutions Inc.*	A-2 LLC interest	N/A	N/A	N/A	—	—	—	—
						472	—	—
Beverage, Food and Tobacco
Atkins Nutrionals, Inc.	LLC interest	N/A	N/A	N/A	57	796	0.3	1,063
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	7	691	0.2	691
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.2	619
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	0.1	193
						2,228	0.8	2,566
Diversified Conglomerate Manufacturing
Oasis Outsourcing Holdings, Inc.	LLC interest	N/A	N/A	N/A	1,088	1,088	0.4	1,385
Sunless Merger Sub, Inc.	Preferred stock	N/A	N/A	N/A	—	148	—	129
TIDI Products, LLC	LLC interest	N/A	N/A	N/A	315	315	0.1	315
						1,551	0.5	1,829
Diversified Conglomerate Service
Document Technologies, LLC	LLC interest	N/A	N/A	N/A	24	490	0.1	490
Employment Law Training, Inc.	LP interest	N/A	N/A	N/A	—	666	0.2	757
Marathon Data Operating Co., LLC	Common stock	N/A	N/A	N/A	1	264	0.1	264
Marathon Data Operating Co., LLC	Preferred stock	N/A	N/A	N/A	1	264	0.1	264
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	—	7
PC Helps Support, LLC	Preferred stock	N/A	N/A	N/A	—	61	—	61
Secure-24, LLC	LLC Units	N/A	N/A	N/A	253	253	0.1	253
						2,005	0.6	2,096
Finance
Pillar Processing LLC*		N/A	N/A	N/A	—	—	—	—
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	—	—
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	13	1,273	0.4	1,369
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	695	0.2	695
Dialysis Newco, Inc.	LLC interest	N/A	N/A	N/A	871	871	0.2	871
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	—	102	—	102

See Notes to Consolidated Financial Statements.

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount/ Shares/ Contracts	Cost	Percentage of Total Net Assets	Fair Value
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	—	38	—	38
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	514	0.1	514
National Healing Corporation	Preferred stock	N/A	N/A	N/A	695	799	0.3	1,127
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	569	0.2	569
Pentec Healthcare Infusions, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	116
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	264	0.1	263
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	414
						5,722	1.6	6,078
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	73	—	73
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	Preferred stock	N/A	N/A	N/A	12	88	0.1	193
Competitor Group, Inc.	Common stock	N/A	N/A	N/A	—	87	—	107
						175	0.1	300
Personal and Non-Durable Consumer Products
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.2	749
Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	271	—	—	—
Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	—	145	—	145
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	—	145
						290	—	290
Retail Stores
Barcelona Restaurants, LLC	LP interest	N/A	N/A	N/A	1,996	1,996	0.7	2,538
Benihana, Inc.	LLC interest	N/A	N/A	N/A	43	699	0.2	699
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.2	599
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	936	0.2	936
						4,576	1.3	4,772
Total equity investments United States						$20,066	5.7%	$21,425
Total United States						$666,523	178.9%	$670,967
Total investments						$669,841	179.4%	$672,910

*	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 6).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR or Prime and which reset daily, quarterly or semiannually. For each we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2012. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2012.
(3)	Loan was on non-accrual status as of September 30, 2012, meaning that the Company has ceased recognizing interest income on the loan.
(4)	A portion of the interest may be deferred through a payment-in-kind (“PIK”) rate option.
(5)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)	The entire commitment was unfunded at September 30, 2012. As such, no interest is being earned on this investment.

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

On April 13, 2010, Golub Capital BDC LLC (“GBDC LLC”) converted from a Delaware limited liability company to a Delaware corporation, leaving GBDC as the surviving entity (the “Conversion”). At the time of the Conversion, all limited liability company interests were exchanged for 8,984,863 shares of common stock in GBDC. GBDC had no assets or operations prior to the Conversion and, as a result, the books and records of GBDC LLC have become the books and records of the surviving entity. On April 14, 2010, GBDC completed its initial public offering (the “Offering”).

GBDC LLC was formed in the State of Delaware on November 9, 2009 to continue and expand the business of Golub Capital Master Funding LLC (“GCMF”) which commenced operations on July 7, 2007. All of the outstanding limited liability company interests in GCMF were initially held by three Delaware limited liability companies, Golub Capital Company IV, LLC, Golub Capital Company V LLC and Golub Capital Company VI LLC (collectively, the “Capital Companies”). In November 2009, the Capital Companies formed GBDC LLC, into which they contributed 100% of the limited liability company interests of GCMF and from which they received a proportionate number of limited liability company interests in GBDC LLC. In February 2010, GEMS Fund L.P. (“GEMS”), a limited partnership affiliated through common management with the Capital Companies, purchased an interest in GBDC LLC. As a result of the Conversion, the Capital Companies and GEMS received shares of common stock in GBDC.

Subsequent to the Conversion, GCMF became a wholly owned subsidiary of GBDC. GCMF’s financial results are consolidated with GBDC, and the portfolio investments held by GCMF are included in the Company’s consolidated financial statements. All intercompany balances and transactions have been eliminated.

The Company’s investment strategy is to invest in senior secured, one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans and warrants and equity securities to middle market companies that are, in most cases, sponsored by private equity investors. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Prior to April 14, 2010, Golub Capital Incorporated (the “Investment Manager”) served as the investment adviser for the Company.

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

Restricted cash and cash equivalents:  Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash is held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. In addition, restricted cash and cash equivalents include amounts held within the Company’s small business investment companies (“SBICs”).

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2. Accounting Policies and Recent Accounting Updates  – (continued)

This amount is generally restricted to the originations of new loans from the SBICs and the payment of U.S. Small Business Administration (“SBA”) debentures and related interest expense.

Revenue recognition:

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. In addition, the Company may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. All other income is recorded into income when earned. The Company records prepayment premiums on loans as interest income. When the Company receives principal payments on a loan in an amount that exceeds the loan’s accreted or amortized cost, it records the excess principal payment as interest income. For the three months ended December 31, 2012 and 2011, interest income included $2,440 and $1,090, respectively, of accretion of discounts.

As of December 31, 2012 and September 30, 2012, the Company had interest receivable of $3,245 and $3,906, respectively. For the three months ended December 31, 2012 and 2011, the Company earned interest of $18,327 and $12,100, respectively. For the three months ended December 31, 2012 and 2011, the Company received interest in cash, which excludes income from amortization of loan origination fees, original issue discount and market discount or premium, in the amounts of $16,306 and $10,610, respectively. For the three months ended December 31, 2012 and 2011, the Company received loan origination fees of $3,734 and $3,904, respectively. These loan origination fees are capitalized and amortized or accreted over the life of the loan as interest income.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2012 and 2011, the Company capitalized $1,037 and $287, respectively, of PIK interest into the principal balance. For the three months ended December 31, 2012 and 2011, the Company received PIK payments in cash of $332 and $102, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three months ended December 31, 2012 and 2011, the Company recorded dividend income of $267 and $377, respectively.

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

Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The total fair value of non-accrual loans was $2,493 and $3,222 as of December 31, 2012 and September 30, 2012, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions into the next tax year in an amount less than what would trigger payments of federal income tax under subchapter M of the Code. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2012 and 2011, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes. ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through December 31, 2012. The 2009, 2010 and 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2. Accounting Policies and Recent Accounting Updates  – (continued)

Deferred financing costs:  Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2012 and September 30, 2012, the Company had deferred financing costs of $6,373 and $5,898, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three months ended December 31, 2012 and 2011 was $366 and $340, respectively.

Deferred offering costs:  Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of December 31, 2012 and September 30, 2012, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $252 and $130, respectively.

Note 3. Related Party Transactions

Investment Advisory Agreement:  On April 14, 2010, GBDC entered into the Investment Advisory Agreement with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Investment Advisory Agreement was subsequently amended on July 16, 2010. The Board most recently reapproved the Investment Advisory Agreement on February 5, 2013. The Investment Adviser is a registered investment adviser with the Securities and Exchange Commission (the “SEC”).

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

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and an administration agreement (the “Administration Agreement”) with GC Service Company, LLC (including, as the context may require, Golub Capital LLC, after the assignment of the Administration Agreement to Golub Capital LLC on February 5, 2013, the “Administrator”), any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that the Company has not yet received in cash.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 3. Related Party Transactions  – (continued)

For the periods ending on or prior to September 30, 2011, the Company had included interest spread payments from the TRS in the Capital Gain Incentive Fee as this is consistent with GAAP, which records such payments in net realized gains/(losses) on derivative instruments in the consolidated statement of operations. However, the Company changed its methodology in the first quarter of fiscal year 2012 pursuant to discussions with the staff of the SEC, resulting in the TRS interest spread payments being included in the Income Incentive Fee.

For the three months ended December 31, 2011, including the interest spread payments from the TRS in the Income Incentive Fee caused an increase in the Incentive Fee by $647 as the Company was in the “catch-up” provision as described below. Upon reviewing the Income and Capital Gain Incentive Fee Calculation and the treatment of the interest spread payments from the TRS, the Investment Adviser irrevocably waived the incremental portion of the Incentive Fee attributable from the TRS interest spread payments for the three months ended December 31, 2011. For the three months ended December 31, 2011, after taking into account the waiver by the Investment Adviser, the Income Incentive Fee was $909, rather than $1,556.

For the three months ended December 31, 2012 the Income Incentive Fee was $2,394.

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

The Company accrues the Capital Gain Incentive Fee if, on a cumulative basis, the sum of net realized gains and (losses) plus net unrealized appreciation and (depreciation) is positive. The Capital Gain Incentive Fee is calculated on a cumulative basis from April 13, 2012 through the end of each calendar year. For the three months ended December 31, 2012 and 2011, the Capital Gain Incentive Fee was zero.

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

Included in accounts payable and accrued expenses is $548 and $507 as of December 31, 2012 and September 30, 2012, respectively, for accrued allocated shared services under the Administration Agreement. The administrative service fee expense under the Administration Agreement for the three months ended December 31, 2012 and 2011 was $548 and $262, respectively.

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

Total expenses reimbursed to the Investment Manager during the three months ended December 31, 2012 and 2011 were zero and $106, respectively.

As of December 31, 2012 and September 30, 2012, included in accounts payable and accrued expenses were $330 and $40, respectively, for accrued expenses paid on behalf of the Company by the Investment Manager.

Note 4. Investments

Investments consisted of the following:

	December 31, 2012			September 30, 2012
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$255,248	$250,874	$248,890	$280,579	$275,736	$273,989
One stop	366,734	360,274	363,560	267,393	262,876	265,705
Second lien(1)	81,917	79,950	81,446	44,856	43,348	44,367
Subordinated debt	51,846	51,099	49,607	68,859	67,815	67,424
Equity	N/A	23,429	24,839	N/A	20,066	21,425
Total	$755,745	$765,626	$768,342	$661,687	$669,841	$672,910

(1)	Second lien loans include loans structured as first lien last out term loans.

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

	December 31, 2012		September 30, 2012
Cost:
United States
Mid-Atlantic	$121,209	15.8%	$76,509	11.5%
Midwest	171,245	22.4	152,119	22.7
West	113,031	14.8	120,228	17.9
Southeast	210,675	27.5	178,316	26.6
Southwest	95,402	12.5	84,424	12.6
Northeast	50,658	6.6	54,927	8.2
Canada	3,406	0.4	3,318	0.5
Total	$765,626	100.0%	$669,841	100.0%
Fair Value:
United States
Mid-Atlantic	$119,083	15.5%	$72,671	10.8%
Midwest	171,566	22.3	152,527	22.6
West	113,365	14.8	122,371	18.2
Southeast	214,392	27.9	181,398	27.0
Southwest	96,746	12.6	85,633	12.7
Northeast	52,305	6.8	56,367	8.4
Canada	885	0.1	1,943	0.3
Total	$768,342	100.0%	$672,910	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

The industry compositions of the portfolio at fair value, excluding derivative instruments, were as follows:

	December 31, 2012		September 30, 2012
Cost:
Aerospace and Defense	$18,075	2.4%	$8,715	1.3%
Automobile	26,250	3.4	23,199	3.5
Banking	1,355	0.2	1,329	0.2
Beverage, Food and Tobacco	51,528	6.7	49,685	7.4
Broadcasting and Entertainment	—	—	3,969	0.6
Buildings and Real Estate	7,663	1.0	7,391	1.1
Cargo Transport	9,310	1.2	1,667	0.2
Chemicals, Plastics and Rubber	6,154	0.8	8,920	1.3
Containers, Packaging and Glass	3,687	0.5	4,451	0.7
Diversified Conglomerate Manufacturing	37,909	5.0	40,923	6.1
Diversified Conglomerate Service	94,716	12.4	74,781	11.2
Diversified Natural Resources, Precious Metals and Minerals	4,307	0.6	4,482	0.7
Electronics	62,518	8.2	63,142	9.4
Farming and Agriculture	2,745	0.4	2,782	0.4
Finance	31,317	4.1	14,363	2.2
Healthcare, Education and Childcare	129,710	16.9	124,758	18.6
Home and Office Furnishings, Housewares and Durable Consumer	7,238	0.9	6,230	0.9
Insurance	9,769	1.3	—	—
Leisure, Amusement, Motion Pictures and Entertainment	43,912	5.7	39,659	5.9
Mining, Steel, Iron and Non-Precious Metals	6,499	0.8	8,737	1.3
Personal and Non-Durable Consumer Products	27,357	3.6	20,509	3.1
Personal, Food and Miscellaneous Services	46,095	6.0	12,427	1.9
Personal Transportation	13,868	1.8	44,159	6.6
Printing and Publishing	12,177	1.6	12,323	1.8
Retail Stores	104,345	13.6	83,165	12.4
Telecommunications	2,159	0.3	2,984	0.4
Utilities	4,963	0.6	5,091	0.8
Total	$765,626	100.0%	$669,841	100.0%
Fair Value:
Aerospace and Defense	$18,428	2.4%	$8,969	1.3%
Automobile	26,616	3.4	23,567	3.5
Banking	414	0.1	521	0.1
Beverage, Food and Tobacco	52,936	6.9	50,686	7.5
Broadcasting and Entertainment	—	—	3,992	0.6
Buildings and Real Estate	6,010	0.8	6,266	0.9
Cargo Transport	9,590	1.2	1,686	0.3
Chemicals, Plastics and Rubber	6,299	0.8	9,070	1.3
Containers, Packaging and Glass	3,718	0.5	4,508	0.7
Diversified Conglomerate Manufacturing	38,326	5.0	41,583	6.2
Diversified Conglomerate Service	96,202	12.5	76,002	11.3
Diversified Natural Resources, Precious Metals and Minerals	4,401	0.5	4,593	0.7
Electronics	63,174	8.2	64,398	9.6
Farming and Agriculture	2,774	0.3	2,814	0.4
Finance	29,049	3.8	10,779	1.6
Healthcare, Education and Childcare	131,826	17.2	126,518	18.8
Home and Office Furnishings, Housewares and Durable Consumer	6,952	0.9	6,138	0.9
Insurance	9,837	1.3	—	—
Leisure, Amusement, Motion Pictures and Entertainment	41,557	5.4	38,925	5.8
Mining, Steel, Iron and Non-Precious Metals	6,497	0.8	8,845	1.3
Personal and Non-Durable Consumer Products	27,488	3.6	20,383	3.0
Personal, Food and Miscellaneous Services	46,807	6.1	44,746	6.6
Personal Transportation	14,246	1.9	12,652	1.9
Printing and Publishing	12,066	1.6	12,435	1.8
Retail Stores	105,913	13.8	84,637	12.6
Telecommunications	2,186	0.3	3,033	0.5
Utilities	5,030	0.7	5,164	0.8
Total	$768,342	100.0%	$672,910	100.0%

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the categorization of an asset or a liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among level 1, 2 and 3 of the fair value hierarchy for investments during the three months ended December 31, 2012 and 2011. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Level 1 assets and liabilities are valued using quoted market prices. Level 2 assets and liabilities are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 assets and liabilities are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuation of debt and equity securities without readily available market quotations subject to review by an independent valuation firm. All assets (other than cash and cash equivalents) and liabilities as of December 31, 2012 and September 30, 2012 were valued using Level 3 inputs of the fair value hierarchy.

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

The Company’s investments and borrowings are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments and borrowings are traded.

The following table presents fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

As of December 31, 2012:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$743,503	$743,503
Equity investments(1)	—	—	24,839	24,839
	$—	$—	$768,342	$768,342

As of September 30, 2012:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$651,485	$651,485
Equity investments(1)	—	—	21,425	21,425
	$—	$—	$672,910	$672,910

(1) Refer to the consolidated schedules of investments for further details.

The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2012 and 2011 reported within the net change in unrealized appreciation (depreciation) on investments and the net change in unrealized appreciation (depreciation) on derivative instruments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held as of December 31, 2012 and 2011 was $1,719 and $(5,821), respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5. Fair Value Measurements  – (continued)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2012:

	Three months ended December 31, 2012
	Debt Investments	Equity Investments	Total
Fair value, beginning of period	$651,485	$21,425	$672,910
Net change in unrealized (depreciation) appreciation on investments	(401)	48	(353)
Realized gain on investments	55	39	94
Fundings of revolving loans, net	2,828	—	2,828
Fundings of investments	231,738	3,589	235,327
PIK interest	705	—	705
Proceeds from principal payments and sales of portfolio investments	(145,347)	(262)	(145,609)
Amortization of discount and premium	2,440	—	2,440
Fair value, end of period	$743,503	$24,839	$768,342

The following table presents the changes in investments and derivatives measured at fair value using Level 3 inputs for the three months ended December 31, 2011:

	Three months ended December 31, 2011
	Debt Investments	Equity Investments	Derivative instruments(1)	Total

Fair value, beginning of period	$450,437	$9,390	$(1,845)	$457,982
Net change in unrealized appreciation (depreciation) on investments and derivative instruments	517	(174)	1,455	1,798
Realized (loss) gain on investments and derivative instruments	(2,115)	—	636	(1,479)
Fundings of revolving loans, net	1,231	—	—	1,231
Fundings of investments	139,722	4,824	—	144,546
Proceeds from principal payments and sales of portfolio investments	(42,876)	—	—	(42,876)
Proceeds from derivative instruments(1)	—	—	(636)	(636)
Amortization of discount and premium	1,090	—	—	1,090
Fair value, end of period	$548,006	$14,040	$(390)	$561,656

(1)	Refer to Note 7 for additional disclosures.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5. Fair Value Measurements  – (continued)

The following table presents quantitative information about the significant unobservable inputs of the Company’s level 3 investments as of December 31, 2012:

Quantitative information about Level 3 Fair Value Measurements
	Fair value at December 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior secured loans(1)(2)	$205,839	Market comparable companies	EBITDA multiples	5.2x – 13.6x (8.9x)
		Market rate approach	Market interest rate	5.7% – 16.5% (7.7%)
One stop loans	$363,560	Market comparable companies	EBITDA multiples	4.5x – 14.7x (9.2x)
		Market rate approach	Market interest rate	7.0% – 22.5% (9.2%)
Subordinated and second lien loans(3)(4)	$110,417	Market comparable companies	EBITDA multiples	7.0x – 16.5x (9.3x)
		Market rate approach	Market interest rate	8.0% – 21.0% (12.5%)
Equity securities	$24,839	Market comparable companies	EBITDA multiples	5.5x – 14.7x (9.4x)

(1)	Excludes $39,066 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(2)	Excludes $3,985 of loans at fair value. These loans were valued using only EBITDA multiples or on a liquidation basis.
(3)	Excludes $20,214 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(4)	Excludes $422 of non-accrual loans at fair value. These loans were valued using only EBITDA multiples or on a liquidation basis.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5. Fair Value Measurements  – (continued)

The following table presents quantitative information about the significant unobservable inputs of the Company’s level 3 investments as of September 30, 2012:

Quantitative information about Level 3 Fair Value Measurements
	Fair value at September 30, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior secured loans(1)(2)	$216,063	Market comparable companies	EBITDA multiples	4.5x – 14.5x (8.5x)
		Market rate approach	Market interest rate	2.7% – 28.0% (7.9%)
One stop loans	$265,705	Market comparable companies	EBITDA multiples	4.7x – 14.5x (8.9x)
		Market rate approach	Market interest rate	5.2% – 23.0% (8.9%)
Subordinated and second lien loans(3)(4)	$97,946	Market comparable companies	EBITDA multiples	7.0x – 11.0x (8.4x)
		Market rate approach	Market interest rate	8.0% – 21.0% (12.8%)
Equity securities	$21,425	Market comparable companies	EBITDA multiples	4.5x – 14.5x (9.0x)

(1)	Excludes $56,058 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(2)	Excludes $1,868 of loans at fair value. These loans were valued on a liquidation basis.
(3)	Excludes $12,151 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(4)	Excludes $1,694 of non-accrual loans at fair value. These loans were valued on a liquidation basis.

The above tables are not intended to be all-inclusive, but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

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

The following are the carrying values and fair values of the Company’s debt liabilities as of December 31, 2012 and September 30, 2012. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of December 31, 2012		As of September 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$400,450	$405,918	$352,300	$358,046

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of December 31, 2012, the Company’s asset coverage for borrowed amounts was 257.4%.

Debt Securitization:  On July 16, 2010, the Company completed a $300,000 term debt securitization (“Debt Securitization”). The notes (“Notes”) offered in the Debt Securitization were issued by Golub Capital BDC 2010-1 LLC (the “Issuer”), a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A Notes and Class B Notes are secured by the assets held by the Issuer. The Debt Securitization was executed through a private placement of $174,000 of Aaa/AAA Class A Notes of the Issuer which bear interest at three-month LIBOR plus 2.40%. The $10,000 face amount of Class B Notes bears interest at a rate of three-month LIBOR plus 2.40%, and the $116,000 face amount of Subordinated Notes does not bear interest. The Class A Notes are included in the December 31, 2012 and September 30, 2012 consolidated statements of financial condition. In partial consideration for the loans transferred to the Issuer as part of the Debt Securitization, Holdings retained all of the Class B and Subordinated Notes totaling $10,000 and $116,000, respectively, and all of the membership interests in the Issuer, which Holdings initially purchased for two hundred and fifty dollars.

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

As of December 31, 2012 and September 30, 2012, there were 84 and 81 portfolio companies with a total fair value of $297,673 and $290,097, respectively, securing the Notes. The pool of loans in the Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the Debt Securitization is based on three-month LIBOR, which as of December 31, 2012 was 0.3%. For the three months ended December 31, 2012, the effective average interest rate, which includes amortization of debt issuance costs on the Debt Securitization, was 3.2%, interest expense was $1,223 and cash paid for interest was $1,298. For the three months ended December 31, 2011, the effective

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Borrowings  – (continued)

average interest rate, which includes amortization of debt issuance costs on the Debt Securitization, was 3.2%, interest expense was $1,235 and cash paid for interest was $1,178.

The classes, amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A Notes are as follows:

Description	Class A Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$174,000
Moody's Rating	“Aaa”
S&P Rating	“AAA”
Interest Rate	LIBOR + 2.40%
Stated Maturity	July 20, 2021

SBA Debentures:  On August 24, 2010, GC SBIC IV, L.P. (“SBIC IV”), a wholly owned subsidiary of the Company, received approval for a license from the SBA to operate as an SBIC. On December 5, 2012, GC SBIC V, L.P. (“SBIC V”), a wholly owned subsidiary of the Company, received a license from the SBA to operate as an SBIC. SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments.

The licenses allow the Company’s SBICs to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to the Company, have interest payable semiannually and a ten-year maturity. The interest rate is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225,000 and the maximum amount that may be issued by a single SBIC licensee is $150,000. An affiliate of the Investment Adviser manages another SBIC. As of December 31, 2012, the affiliated SBIC licensee had $41,600 of SBA-guaranteed debentures outstanding, while SBIC IV and SBIC V had $135,000 of and no outstanding SBA-guaranteed debentures, respectively, leaving incremental borrowing capacity of $15,000 and $33,400 for SBIC IV and SBIC V, respectively, under present SBIC regulations. As of September 30, 2012, SBIC IV had $123,500 of outstanding SBA-guaranteed debentures. On August 24, 2010, the date SBIC IV received its license from the SBA, the SBA restricted the affiliated SBIC licensee from making new investments. The affiliated SBIC licensee is limited to only making add-on investments in existing portfolio companies.

SBIC IV may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of December 31, 2012, the Company had committed and funded $75,000 to SBIC IV and had SBA-guaranteed debentures of $135,000 outstanding which mature between March 2021 and September 2022. The interest rate on $123,500 of outstanding debentures was fixed at an average annualized interest rate of 3.4%. The annualized interim financing rate on the remaining $11,500 of outstanding debentures was 1.5%. For the three months ended December 31, 2012 and 2011, the effective average interest rate, which includes amortization of fees paid on the debentures, was 3.9% and 3.4%, respectively. For the three months ended December 31, 2012 and 2011, interest expense was $1,092 and $627, respectively. There were no interest payments made on SBA debentures during the three months ended December 31, 2012 and 2011.

SBIC V may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements including, but not limited to, an examination by the SBA. As of December 31, 2012, the Company had committed $37,500 and funded $10,000 to SBIC V and had no SBA-guaranteed debentures outstanding.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Borrowings  – (continued)

Revolving Credit Facility:  On July 21, 2011, Golub Capital BDC Funding LLC (“Funding”), a wholly owned subsidiary of the Company, entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender. In December 2012, the Credit Facility was amended to increase the size of the Credit Facility from $75,000 to $150,000.

The period from the closing date until October 21, 2013 is referred to as the reinvestment period. All amounts outstanding under the Credit Facility are required to be repaid by October 20, 2017. Through the reinvestment period, the Credit Facility bears interest at one-month LIBOR plus 2.25% per annum. After the reinvestment period, the rate will reset to LIBOR plus 2.75% per annum for the remaining term of the Credit Facility. In addition to the stated interest expense on the Credit Facility, the Company is required to pay a fee of 0.50% per annum on any unused portion of the Credit Facility up to $30,000 and 2.00% on any unused portion in excess of $30,000. On January 25, 2013, the Credit Facility was amended to, among other things, amend the fee on the unused portion of the Credit Facility to 0.50% for the period from December 13, 2012 through January 28, 2013. After January 28, 2013, the Credit Facility will pay a fee of 0.50% per annum on any unused portion of the Credit Facility up to $60,000 and 2.00% on any unused portion in excess of $60,000.

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

As of December 31, 2012 and September 30, 2012, the Company had outstanding debt under the Credit Facility of $91,450 and $54,800, respectively. For the three months ended December 31, 2012 and 2011, the Company had borrowings on the Credit Facility of $96,150 and $35,517 and repayments on the Credit Facility of $59,500 and zero, respectively. For the three months ended December 31, 2012, the effective average interest rate on outstanding borrowings, which includes amortization of debt financing costs, was 2.8%, interest expense was $229 and cash paid for interest was $249. For the three months ended December 31, 2011, the effective average interest rate on outstanding borrowings, which includes amortization of debt financing costs, was 3.0%, interest expense was $164 and cash paid for interest was $125.

The average total debt outstanding (including the debt under the Debt Securitization, SBA debentures and Credit Facility) for the three months ended December 31, 2012 and 2011 was $338,768 and $273,495, respectively.

For the three months ended December 31, 2012 and 2011, the effective average interest rate on the Company’s total debt outstanding was 3.4% and 3.5%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2012 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt Securitization	$174,000	$—	$—	$—	$174,000
SBA debentures	135,000	—	—	—	135,000
Credit Facility	91,450	—	—	91,450	—
Total borrowings	$400,450	$—	$—	$91,450	$309,000

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Derivative Instruments

The Company had sold or terminated all of its derivative instruments as of December 31, 2012. The following table summarizes the fair value and location of the Company’s derivative instruments on the consolidated statements of financial condition as of December 31, 2011:

	Location	December 31, 2011 Fair Value
Futures Contracts	Unrealized depreciation on derivative instruments	$(239)
TRS	Unrealized depreciation on derivative instruments	(390)
Total		$(629)

Realized and unrealized gains and losses on derivative instruments recorded by the Company for the three months ended December 31, 2011 are in the following location on the consolidated statements of operations:

	Location	Realized Gain (Loss)	Location	Unrealized Gain (Loss)
Futures Contracts	Net realized gain (loss) on derivative instruments	$(372)	Net change in unrealized appreciation (depreciation) on derivative instruments	$(98)
TRS	Net realized gain (loss) on derivative instruments	636	Net change in unrealized appreciation (depreciation) on derivative instruments	1,455
		$264		$1,357

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

For the three months ended December 31, 2011, the realized loss on settlement of futures contracts was $372 and the change in unrealized depreciation related to the futures contracts was $98. As of December 31, 2011, the fair value of the futures contracts was $(239). The total volume of futures contracts that the Company entered into was two hundred and fifty for the three months ended December 31, 2011.

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

For the three months ended December 31, 2011, the change in the fair value of the TRS was $1,455. Realized gains on the TRS for the three months ended December 31, 2011 were $636, which consisted of spread interest income of $647 and a realized loss of $11 on the sale of the referenced loans.

Note 8. Commitments and Contingencies

Commitments:  The Company had outstanding commitments to fund investments totaling $59,921 and $56,547 under various undrawn revolvers and other credit facilities as of December 31, 2012 and September 30, 2012, respectively.

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

Note 8. Commitments and Contingencies  – (continued)

Legal proceedings:  In the normal course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any disposition will have a material adverse effect on the Company’s consolidated financial statements.

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
	2012	2011
Per share data(1):
Net asset value at beginning of period	$14.60	$14.56
Net increase in net assets as a result of public offering	0.05	—
Dividends and distributions declared	(0.32)	(0.32)
Net investment income	0.34	0.29
Net realized (loss) gain on investments	—	(0.09)
Net realized gain on derivative instruments	—	0.01
Net change in unrealized appreciation (depreciation) on investments	(0.01)	0.02
Net change in unrealized appreciation (depreciation) on derivative instruments	—	0.06
Net asset value at ending of period	$14.66	$14.53
Per share market value at end of period	$15.98	$15.50
Total return based on market value(2)	2.52%	6.53%
Total return based on average net asset value/members' equity*	8.97%	1.93%
Shares outstanding at end of period	28,605,336	21,758,955
Ratios/Supplemental Data:
Ratio of expenses (without incentive fees) to average net assets/members' equity*	6.37%	6.47%
Ratio of incentive fees to average net assets/members' equity*(3)	2.30%	1.13%
Ratio of total expenses to average net assets/members' equity*(3)	8.67%	7.60%
Ratio of net investment income to average net assets/members' equity*	9.22%	7.86%
Net assets at end of period	$419,390	$316,160
Average debt outstanding	$338,768	$273,495
Average debt outstanding per share	$11.84	$12.57
Portfolio turnover*	83.45%	33.77%

*	Annualized for a period less than one year
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return based on market value assumes dividends are reinvested.
(3)	During the three months ended December 31, 2011, the Investment Adviser irrevocably waived $647 of incentive fees attributable to the TRS. Had the Investment Adviser not waived these fees, the annualized ratio of incentive fees to average net assets and the annualized ratio of total expenses to average net assets would have been 1.93% and 8.40%, respectively, for the three months ended December 31, 2011.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2012 and 2011:

	Three months ended December 31,
	2012	2011
Earnings available to stockholders	$9,319	$6,191
Basic and diluted weighted average shares outstanding	27,933,613	21,734,720
Basic and diluted earnings per share	$0.33	$0.28

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended December 31, 2012 and 2011:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Three months ended December 31, 2012
11/27/2012	12/14/2012	12/28/2012	$0.32	$8,804	23,115	$342
Three months ended December 31, 2011
12/7/2011	12/19/2011	12/29/2011	$0.32	$6,580	25,052	$375

Note 12. Subsequent Events

On January 4, 2013, SBIC V received a $37,500 debenture capital commitment from the SBA. The commitment may be drawn upon subject to customary regulatory requirements including, but not limited to, an examination by the SBA.

On January 15, 2013, the Company priced a public offering of 4,500,000 shares of its common stock at a public offering price of $15.87 per share, raising approximately $71,415 in gross proceeds. On January 18, 2013, the transaction closed, the shares were issued, and proceeds, net of offering costs but before expenses, of $69,108 were received. The Company has also granted the underwriters an option to purchase up to an additional 675,000 shares of common stock to cover over-allotments, if any. Golub Capital Employee Grant Program Rabbi Trust, a trust organized for the purpose of awarding equity incentive compensation to employees of Golub Capital, purchased an aggregate of $1,000 of shares in the offering at the public offering price per share.

On January 25, 2013, Funding entered into an amendment (the “Credit Facility Amendment”) to the documents governing Funding’s Credit Facility with Wells Fargo Securities, LLC, as administrative agent and Wells Fargo Bank, N.A., as lender. The Credit Facility Amendment is effective as of December 13, 2012. The Credit Facility Amendment, among other things, amended the fee on the unused portion of the Credit Facility to 0.50% for the period from December 13, 2012 through January 28, 2013. After January 28, 2013, the Credit Facility will pay a fee of 0.50% per annum on any unused portion of the Credit Facility up to $60,000 and 2.00% on any unused portion in excess of $60,000.

On February 5, 2013, the Company’s Board declared a quarterly distribution of $0.32 per share payable on March 28, 2013 to holders of record as of March 14, 2013 and consented to the assignment by GC Service Company, LLC of the Administration Agreement to Golub Capital LLC, following which Golub Capital LLC serves as the Company’s Administrator.

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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a business development company and a regulated investment company, or RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in November 2009 to continue and expand the business of our predecessor, Golub Capital Master Funding LLC, or GCMF, which commenced operations in July 2007, in making investments in senior secured, one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment), second lien loans and warrants and equity securities of middle-market companies that are, in most cases, sponsored by private equity firms.

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

Under an investment advisory agreement, or the Investment Advisory Agreement, entered into on April 14, 2010, and amended and restated on July 16, 2010, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Our board of directors most recently reapproved the Investment Advisory Agreement on February 5, 2013. We entered into an administration agreement, or the Administration Agreement, with GC Service Company, LLC, or including, as the context may require, Golub Capital LLC after the assignment of the Administration Agreement to Golub Capital LLC on February 5, 2013, the Administrator, under which we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by GC Service in performing its obligations under the Administration Agreement.

We seek to create a diverse portfolio that includes senior secured, one stop, subordinated and second lien loans and warrants and minority equity securities by investing approximately $5 to $25 million of capital, on average, in the securities of middle-market companies. We may also selectively invest more than $25 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

As of December 31, 2012, our portfolio at fair value was comprised of 32.4% senior secured loans, 47.3% one stop loans, 10.6% second lien loans, 6.5% subordinated loans and 3.2% equity securities. As of September 30, 2012, our portfolio at fair value was comprised of 40.7% senior secured loans, 39.5% one stop loans, 6.6% second lien loans, 10.0% subordinated loans and 3.2% equity.

As of December 31, 2012 and September 30, 2012, we had debt and equity investments in 129 and 121 portfolio companies, respectively. For the three months ended December 31, 2012 and 2011, our income producing assets had a weighted average interest income (which excludes income resulting from amortization of fees and discounts) yield of 9.7% and 9.3% and a weighted average investment income (which includes interest income and amortization of fees and discounts) yield of 11.2% and 10.2%, respectively.

Revenues:  We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as interest income. When we receive partial principal payments on a loan in an amount that exceeds its amortized or accreted cost, we record the excess principal payment as interest income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

Expenses:  Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we pay interest expense on our outstanding debt. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•	organizational expenses;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	investment advisory and management fees;
•	administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);

•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with evaluating and making, investments in portfolio companies, including costs associated with meeting financial sponsors;
•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration fees;
•	all costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs associated with individual or group stockholders;
•	costs associated with compliance under the Sarbanes-Oxley Act of 2002;
•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or the Administrator in connection with administering our business.

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

Recent Developments

On February 5, 2013, our board of directors declared a quarterly distribution of $0.32 per share payable on March 28, 2013 to holders of record as of March 14, 2013 and consented to the assignment by GC Service Company, LLC of the Administration Agreement to Golub Capital LLC, following which Golub Capital LLC serves as our Administrator.

On January 4, 2013, GC SBIC V, L.P., or SBIC V, our small business investment company, or SBIC, subsidiary received a $37.5 million debenture capital commitment from the Small Business Administration, or SBA. The commitment may be drawn upon subject to customary regulatory requirements including, but not limited to, an examination by the SBA.

On January 15, 2013, we priced a public offering of 4,500,000 shares of our common stock at a public offering price of $15.87 per share, raising approximately $71.4 million in gross proceeds. On January 18, 2013, the transaction closed, the shares were issued, and proceeds, net of offering costs but before expenses, of $69.1 million were received. We have also granted the underwriters an option to purchase up to an additional 675,000 shares of common stock to cover over-allotments, if any. Golub Capital Employee Grant Program Rabbi Trust, a trust organized for the purpose of awarding equity incentive compensation to employees of Golub Capital, purchased an aggregate of $1.0 million of shares in the offering at the public offering price per share.

On January 25, 2013, Golub Capital BDC Funding LLC, or Funding, our wholly owned subsidiary, entered into an amendment, or the Credit Facility Amendment, to the documents governing Funding’s revolving credit facility, or the Credit Facility, with Wells Fargo Securities, LLC, as administrative agent and Wells Fargo Bank, N.A., as lender. The Credit Facility Amendment is effective as of December 13, 2012. The Credit Facility Amendment, among other things, amended the fee on the unused portion of the Credit Facility to 0.50% for the period from December 13, 2012 through January 28, 2013. After January 28, 2013, the Credit Facility will pay a fee of 0.50% per annum on any unused portion of the Credit Facility up to $60.0 million and 2.00% on any unused portion in excess of $60.0 million.

Consolidated Results of Operations

Consolidated operating results for the three months ended December 31, 2012 and 2011 are as follows:

	Three months ended December 31,		Variances
	2012	2011	2012 vs. 2011
	(In thousands)
Interest income	$15,887	$11,010	$4,877
Income from accretion of discounts and amortization of premiums	2,440	1,090	1,350
Dividend income	267	377	(110)
Total investment income	18,594	12,477	6,117
Total expenses	9,016	6,135	2,881
Net investment income	9,578	6,342	3,236
Net realized (losses) gains on investments and derivative instruments	94	(1,851)	1,945
Net change in unrealized appreciation (depreciation) on investments and derivative instruments	(353)	1,700	(2,053)
Net income	$9,319	$6,191	$3,128
Average earning portfolio company investments, at fair value	$663,077	$497,404	$165,673
Average debt outstanding	$338,768	$273,495	$65,273

The results of operations for the three months ended December 31, 2012 and 2011 may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Interest income increased by $4.9 million from the three months ended December 31, 2011 to the three months ended December 31, 2012 and was primarily driven by an increase of $165.7 million in the weighted average investment balance. To a lesser extent, the increase in interest income was driven by a higher weighted average annualized interest income yield (which excludes income resulting from amortization of fees and discounts), which increased from 9.3% for the three months ended December 31, 2011 to 9.7% for the three months ended December 31, 2012. The increase in the yield was driven primarily by an increase in prepayment penalties and other fees. Total prepayment penalties and other fees for the three months ended December 31, 2012 and 2011 were $0.9 million and $0.2 million, respectively.

Income from the accretion of discounts and amortization of premiums increased by $1.4 million from the three months ended December 31, 2011 to the three months ended December 31, 2012. Income from the accretion of discounts and the amortization of premiums will fluctuate from quarter-to-quarter depending on the volume of payoffs and the discounts and premiums on the loans at the time of payoffs. Payoffs increased by $91.7 million from the three months ended December 31, 2011 to the three months ended December 31, 2012, which caused the increase in income from the accretion of discounts and amortization of premiums.

Annualized interest income yield (which excludes income resulting from amortization of fees and discounts) by security type for the three months ended December 31, 2012 and 2011 was as follows:

	Three months ended December 31,
	2012	2011
Senior secured	7.3%	7.5%
One stop	9.1%	8.7%
Second lien(1)	11.2%	11.2%
Subordinated debt	14.0%	13.9%

(1)	Second lien loans include loans structured as first lien last out term loans.

Interest rate yields remained relatively consistent as pricing on new originations remained relatively consistent during the past year. However, based on current deal flow, we are seeing some spread compression on new transactions. For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources — Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses:

	Three months ended December 31,		Variances
	2012	2011	2012 vs. 2011
	(In thousands)
Interest and other debt financing expenses	$2,995	$2,366	$629
Base management fee	2,468	1,874	594
Incentive fee	2,394	909	1,485
Professional fees	493	588	(95)
Administrative service fee	548	262	286
General and administrative expenses	118	136	(18)
Total expenses	$9,016	$6,135	$2,881

Interest and debt financing expenses increased from the three months ended December 31, 2011 to the three months ended December 31, 2012 primarily due to an increase in the weighted average of outstanding borrowings from $273.5 million for the three months ended December 31, 2011 to $338.8 million for the three months ended December 31, 2012. In addition to the $174.0 million of borrowings under the Debt Securitization that were outstanding for the three months ended December 31, 2012 and 2011, we increased our use of debt through GC SBIC IV, L.P., or SBIC IV, our small business investment company, or SBIC, subsidiary and the Credit Facility, which had outstanding balances of $135.0 million and $91.5 million, respectively, as of December 31, 2012 and $100.0 million and $37.9 million, respectively, as of December 31, 2011.

The base management fee increased as a result of a sequential increase in average assets and average investments from December 31, 2011 to December 31, 2012. The administrative service expense increased during this same period due to an increase in costs associated with servicing a growing investment portfolio. In addition, as permitted under the Administration Agreement, beginning January 1, 2012, an allocable portion of the cost of our chief compliance officer and chief financial officer and their respective staffs were charged to us, which was also partially related to the increase in the administrative service fee from the three months ended December 31, 2011 to the three months ended December 31, 2012. These costs are permitted to be charged under the terms of the Administration Agreement but were previously being waived by the Administrator.

The incentive fee increased by $1.5 million from the three months ended December 31, 2011 to the three months ended December 31, 2012 as a result of the increase in pre-incentive fee net investment income. In addition, as further described below, the incentive fee for the three months ended December 31, 2011 was reduced by $0.6 million as GC Advisors irrevocably waived the incremental portion of the incentive fee attributable from the total return swap, or TRS, interest spread payments.

As described in the “Net Realized and Unrealized Gains and Losses” section below, we entered into the TRS with Citibank for the purpose of gaining economic exposure to a portfolio of broadly syndicated loans. We subsequently terminated the TRS on April 11, 2012. For the periods ending September 30, 2011 and prior, we had included interest spread payments, which represent the difference between the interest and fees received on the referenced assets underlying the TRS and the interest paid to Citibank on the settled notional value of the TRS, from the TRS in the capital gains component of the incentive fee calculation as this is consistent with generally accepted accounting principles in the United States of America, or GAAP, which records such payments in net realized gains/(losses) on derivative instruments in the consolidated statement of operations. However, we changed our methodology during the three months ended December 31, 2011 pursuant to discussions with the staff, or the Staff, of the SEC, resulting in the TRS interest spread payments being included in the income component of the incentive fee calculation.

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

Golub Capital Incorporated pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to Golub Capital Incorporated for the three months ended December 31, 2012 and 2011 were zero and $0.1 million, respectively.

As of December 31, 2012 and September 30, 2012, included in accounts payable and accrued expenses were $0.3 million and $40,000, respectively, for accrued expenses paid on behalf of us by Golub Capital Incorporated.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	Three months ended December 31,		Variances
	2012	2011	2012 vs. 2011
	(In thousands)
Net realized gain (loss) on investments	$94	$(2,115)	$2,209
Net realized gain on TRS	—	636	(636)
Net realized loss on financial futures contracts	—	(372)	372
Net realized gain (loss)	94	(1,851)	1,945
Unrealized (depreciation) on investments	(5,768)	(4,142)	(1,626)
Unrealized appreciation on investments	5,415	4,485	930
Unrealized appreciation (depreciation) on TRS	—	1,455	(1,455)
Unrealized depreciation on financial futures contracts	—	(98)	98
Net change in unrealized (depreciation) appreciation on investments and derivative instruments	$(353)	$1,700	$(2,053)

For the three months ended December 31, 2012, we had total asset sales of $14.0 million for a gain of $0.1 million. During the three months ended December 31, 2012, we had $5.8 million in unrealized depreciation on 94 portfolio company investments, which was partially offset by $5.4 million in unrealized appreciation on 47 portfolio company investments. Unrealized depreciation during the three months ended December 31, 2012 primarily resulted from the accretion of discounts and negative credit related adjustments which caused a reduction in fair value. Unrealized appreciation during the three months ended December 31, 2012 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation.

For the three months ended December 31, 2011, we had realized losses of $2.1 million primarily as a result of the sale of a non-accrual portfolio company. We had $4.5 million in unrealized appreciation on 30 portfolio company investments, which was partially offset by $4.1 million in unrealized depreciation on 81 portfolio company investments. Unrealized appreciation during the three months ended December 31, 2011 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation primarily resulted from the accretion of discounts and negative credit related adjustments which caused a reduction in fair value.

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

For the three months ended December 31, 2011, the change in the fair value of the TRS was $1.5 million. Realized gains on the TRS for the three months ended December 31, 2011 were $0.6 million, primarily comprised of spread interest income.

Ten-Year U.S. Treasury Futures Contracts

In September of 2012, we sold our remaining ten-year U.S. Treasury futures contracts. We had entered into the futures contracts to mitigate our exposure to adverse fluctuation in interest rates related to our or SBA debentures. The cash collateral underlying the futures contracts was returned to us.

Based on the daily fluctuation of the fair value of the futures contracts, we recorded an unrealized gain or loss equal to the daily fluctuation in fair value. Upon maturity or settlement of the futures contracts, we realized a gain or loss based on the difference of the fair value of the futures contracts at inception and the fair value of the futures contracts at settlement or maturity.

For the three months ended December 31, 2011, the realized loss on settlement of futures contracts was $0.4 million and the change in unrealized depreciation related to the futures contracts was $0.1 million.

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital, including raising equity, increasing debt, including through one or more additional securitization facilities or an amendment to the Debt Securitization, and funding from operational cash flow.

For the three months ended December 31, 2012, we experienced a net increase in cash and cash equivalents of $7.5 million. During the same period, we used $72.5 million in operating activities, primarily as a result of fundings of portfolio investments of $235.3 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $145.6 million and net investment income of $9.6 million. During the same period, cash used in investment activities of $2.2 million was driven by the change in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $82.2 million, primarily due to borrowings on debt of $107.7 million and proceeds from shares sold from our public offering of $43.8 million (described below), partially offset by repayments of debt of $59.5 million and distributions paid of $8.8 million.

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

As of December 31, 2012 and September 30, 2012, we had cash and cash equivalents of $21.4 million and $13.9 million, respectively. In addition, we had restricted cash and cash equivalents of $39.2 million and $37.0 million as of December 31, 2012 and September 30, 2012, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of December 31, 2012, $11.0 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitization, which are described in further detail in Note 6 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitization. $6.5 million of such restricted cash and cash equivalents was used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. The remaining $21.7 million of restricted cash and cash equivalents can be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs, which are described in further detail in Note 6 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of December 31, 2012 and September 30, 2012, we had outstanding commitments to fund investments totaling $59.9 million and $56.5 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2012 and September 30, 2012, respectively, subject to the terms of each loan’s respective credit agreement.

As of December 31, 2012 and September 30, 2012, subject to leverage and borrowing base restrictions, we had approximately $58.5 million and $20.2 million, respectively, available for additional borrowings on the Credit Facility.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million and the maximum amount that may be issued by a single SBIC licensee is $150.0 million. An affiliate of the Investment Adviser manages another SBIC. As of December 31, 2012, the affiliated SBIC licensee had $41.6 million of SBA-guaranteed debentures outstanding, while SBIC IV and SBIC V had $135.0 million and zero of outstanding SBA-guaranteed debentures, respectively, leaving incremental borrowing capacity of $15.0 million and $33.4 million for SBIC IV and SBIC V, respectively, under present SBIC regulations. As of September 30, 2012, SBIC IV had $123.0 million of outstanding SBA-guaranteed debentures. On August 24, 2010, the date SBIC IV received its license from the SBA, the SBA restricted the affiliated SBIC licensee from making new investments. The affiliated SBIC licensee is limited to only making add-on investments in existing portfolio companies.

SBIC IV may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of December 31, 2012, we had committed and funded $75.0 million to SBIC IV and had SBA-guaranteed debentures of $135.0 million outstanding which mature between March 2021 and September 2022. SBIC V may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements including, but not limited to, an examination by the SBA. As of December 31, 2012, we had committed $37.5 million and funded $10.0 million to SBIC V, and SBIC V had no SBA-guaranteed debentures outstanding.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of December 31, 2012, our asset coverage for borrowed amounts was 257.4% (excluding the SBA debentures).

On October 16, 2012, we priced a public offering of 2,600,000 shares of our common stock at a public offering price of $15.58 per share, raising approximately $40.5 million in gross proceeds. On October 19, 2012, the transaction closed, the shares were issued, and proceeds, net of offering costs but before expenses, of $39.4 million were received. On November 14, 2012, we sold an additional 294,120 shares of our common stock at a public offering price of $15.58 per share pursuant to the underwriters’ partial exercise of the over- allotment option.

On January 15, 2013, we priced a public offering of 4,500,000 shares of our common stock at a public offering price of $15.87 per share, raising approximately $71.4 million in gross proceeds. On January 18, 2013, the transaction closed, the shares were issued, and proceeds, net of offering costs but before expenses, of $69.1 million were received. We have also granted the underwriters an option to purchase up to an additional 675,000 shares of common stock to cover over-allotments, if any.

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

We believe that our existing cash and cash equivalents and available borrowings as of December 31, 2012, as well as subsequent events that have occurred after December 31, 2012, will be sufficient to fund our anticipated requirements through at least December 31, 2013.

Portfolio Composition, Investment Activity and Yield

As of December 31, 2012 and September 30, 2012, we had investments in 129 and 121 portfolio companies, respectively, with a total value of $768.3 million and $672.9 million, respectively. The following table shows the asset mix of our new originations for the three months ended December 31, 2012 and 2011:

	Three months ended December 31,
	2012		2011
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$58,251	22.2%	$49,317	30.0%
One stop	161,000	61.4	62,145	37.9
Second lien	39,410	15.0	20,731	12.6
Subordinated debt	—	—	27,075	16.5
Equity securities	3,586	1.4	4,866	3.0
Total new investment commitments	$262,247	100.0%	$164,134	100.0%

For the three months ended December 31, 2012 and 2011, we had approximately $131.6 million and $40.1 million in proceeds from principal payments of portfolio companies, respectively. For the three months ended December 31, 2012 and 2011, we had sales of securities in six and two portfolio companies aggregating approximately $14.0 and $2.8 million, respectively.

The following table shows the par, amortized cost and fair value of our portfolio of investments excluding derivative instruments by asset class:

	As of December 31, 2012(1)			As of September 30, 2012(1)
	Par	Amortized Cost	Fair Value	Par	Amortized Cost	Fair Value
	(In thousands)
Senior secured:
Performing	$250,066	$246,108	$246,819	$274,846	$270,209	$272,461
Non-accrual(2)	5,182	4,766	2,071	5,733	5,527	1,528
One stop:
Performing	366,734	360,274	363,560	267,393	262,876	265,705
Non-accrual(2)	—	—	—	—	—	—
Second lien(3):
Performing	81,514	79,568	81,313	44,267	42,775	44,108
Non-accrual(2)	403	382	133	589	573	259
Subordinated debt:
Performing	48,755	48,098	49,318	65,989	65,005	65,989
Non-accrual(2)	3,091	3,001	289	2,870	2,810	1,435
Equity	N/A	23,429	24,839	N/A	20,066	21,425
Total	$755,745	$765,626	$768,342	$661,687	$669,841	$672,910

(1)	11 and 14 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of December 31, 2012 and September 30, 2012, respectively.
(2)	We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”
(3)	Second lien loans included $14.7 million and $14.0 million of loans structured as first lien last out term loans as of December 31, 2012 and September 30, 2012, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate, fixed rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2012 and 2011:

	Three months ended December 31,
	2012	2011
Weighted average rate of new investment fundings	8.3%	9.7%
Weighted average spread over LIBOR of new floating rate investment fundings	6.9	7.3
Weighted average rate of new fixed rate investment fundings	—	14.2
Weighted average fees of new investment fundings	1.8	2.5
Weighted average rate of sales and payoffs of portfolio companies	8.2	7.5

For the three months ended December 31, 2012 and 2011, the weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of income producing loans in our portfolio was 9.7% and 9.3%, respectively. As of December 31, 2012, 90.3% and 89.7% of our portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2012, 84.4% and 83.7% of our portfolio at fair value and at cost, respectively, had interest rate floors that limited minimum interest rates on such loans.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2012 and September 30, 2012.

	December 31, 2012		September 30, 2012
Investment Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$107,548	14.0%	$145,414	21.6%
4	612,624	79.7	468,182	69.6
3	43,924	5.7	55,149	8.2
2	2,047	0.3	340	0.1
1	2,199	0.3	3,825	0.5
Total	$768,342	100.0%	$672,910	100.0%

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of December 31, 2012 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years(1)	More Than 5 Years(1)
Debt Securitization	$174.0	$—	$—	$—	$174.0
SBA debentures	135.0	—	—	—	135.0
Credit Facility	91.5	—	—	91.5	—
Unfunded commitments(2)	59.9	59.9	—	—	—
Total contractual obligations	$460.4	$59.9	$—	$91.5	$309.0

(1)	The notes offered in the Debt Securitization are scheduled to mature on July 20, 2021. The SBA debentures are scheduled to mature between March 2021 and September 2022. The Credit Facility is scheduled to mature on October 20, 2017.
(2)	Unfunded commitments represent all amounts unfunded as of December 31, 2012. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category, as this entire amount was eligible for funding to the borrowers as of December 31, 2012.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2012 and September 30, 2012, we had outstanding commitments to fund investments totaling $59.9 million and $56.5 million, respectively.

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

We also entered into the Administration Agreement with GC Service Company, LLC as our administrator on April 14, 2010. Effective February 5, 2013, we consented to the assignment by GC Service Company, LLC of the Administration Agreement to Golub Capital LLC, following which Golub Capital LLC serves as our Administrator. Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse the Administrator for the allocable portion (subject to the review and approval of our board of directors) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. The Administrator also provides on our behalf significant managerial assistance to those portfolio companies to which we are required to offer to provide such assistance.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.
•	The Administrator provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.
•	We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”

•	Under a staffing agreement, or Staffing Agreement, between Golub Capital and GC Advisors, Golub Capital has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis.
•	In our common stock offerings that closed on February 3, 2012, October 19, 2012 and January 18, 2013, Golub Capital Employee Grant Program Rabbi Trust, a trust organized for the purpose of awarding equity incentive compensation to employees of Golub Capital, purchased an aggregate of $3.1 million of shares, $3.0 million of shares and $1.0 million of shares, respectively, at each respective public offering price per share. In addition, in the offering that closed on February 3, 2012, Mr. William M. Webster IV, one of our directors, purchased 15,000 shares at the public offering price per share, and Mr. John T. Baily, one of our directors, purchased $75,000 of shares at the public offering price per share. In our common stock offering that closed on October 19, 2012, Mr. William M. Webster IV purchased 10,000 shares at the public offering price per share.
•	GC Advisors irrevocably waived $0.6 million of the incentive fee payable by us to GC Advisors for the three months ended December 31, 2011, representing the difference between (1) the incentive fee attributable to the TRS if the spread between the interest received on the reference assets underlying the TRS and the interest paid to Citibank on the settled notional value of the TRS were to be treated as part of the income component of the incentive fee and (2) the incentive fee attributable to the TRS if such interest spread were to be treated as part of the capital gains component of such incentive fee.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 investments during the three months ended December 31, 2012 and 2011. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

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

Our investments and borrowings are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments and borrowings are traded.

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income:  Our board of directors determines the fair value of our portfolio of investments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

We recorded the fair value of the futures contracts based on the unrealized gain or loss of the reference securities of the futures contracts. Upon maturity or settlement of the futures contracts, we realized a gain or loss based on the difference of the fair value of the futures contracts at inception and the fair value of the futures contracts at settlement or maturity. This gain or loss was included on the consolidated statements of operations as net realized gain (loss) on derivative instruments.

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

Non-accrual:  Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Interest payments received on non- accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $2.5 million and $3.2 million as of December 31, 2012 and September 30, 2012, respectively.

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

Assuming that the consolidated statement of financial condition as of December 31, 2012 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(in thousands)
Down 25 basis points	$(52)	$(664)	$612
Up 100 basis points	449	2,655	(2,206)
Up 200 basis points	6,495	5,309	1,186
Up 300 basis points	13,272	7,964	5,308

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under the Debt Securitization or the Credit Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Part II – Other Information

Item 1: Legal Proceedings.

Although we, GC Advisors and the Administrator may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we, GC Advisors and the Administrator are currently not a party to any pending material legal proceedings.

Item 1A: Risk Factors.

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

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

Golub Capital BDC, Inc.
Dated: February 7, 2013	By /s/ David B. Golub David B. Golub Chief Executive Officer (Principal Executive Officer)
Dated: February 7, 2013	By /s/ Ross A. Teune Ross A. Teune Chief Financial Officer (Principal Accounting and Financial Officer)