Form 10-Q
period 2013-03-31
Golub Capital BDC, Inc.
filed 2013-05-03
CIK 1476765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 3, 2013, the Registrant had 33,754,512 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2013	September 30, 2012
Assets	(unaudited)
Investments, at fair value (cost of $783,868 and $669,841, respectively)	$788,442	$672,910
Cash and cash equivalents	8,950	13,891
Restricted cash and cash equivalents	84,214	37,036
Interest receivable	4,278	3,906
Deferred financing costs	7,029	5,898
Other assets	265	455
Total Assets	$893,178	$734,096

Liabilities
Debt	$385,700	$352,300
Interest payable	1,304	1,391
Management and incentive fees payable	5,069	4,203
Accounts payable and accrued expenses	1,452	1,073
Total Liabilities	393,525	358,967

Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2013 and September 30, 2012	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 33,754,512 and 25,688,101 shares issued and outstanding as of March 31, 2013 and September 30, 2012, respectively	34	26
Paid in capital in excess of par	498,448	375,563
Capital distributions in excess of net investment income	379	347
Net unrealized appreciation on investments and derivative instruments	7,242	5,737
Net realized loss on investments and derivative instruments	(6,450)	(6,544)
Total Net Assets	499,653	375,129
Total Liabilities and Total Net Assets	$893,178	$734,096

Number of common shares outstanding	33,754,512	25,688,101
Net asset value per common share	$14.80	$14.60

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Investment income
Interest income	$19,617	$14,352	$37,944	$26,452
Dividend income	479	-	746	377

Total investment income	20,096	14,352	38,690	26,829

Expenses
Interest and other debt financing expenses	3,292	2,580	6,287	4,946
Base management fee	2,686	2,093	5,154	3,967
Incentive fee	2,468	1,434	4,862	2,344
Professional fees	512	559	1,006	1,147
Administrative service fee	610	455	1,158	718
General and administrative expenses	134	166	252	301

Total expenses	9,702	7,287	18,719	13,423

Net investment income	10,394	7,065	19,971	13,406

Net gain on investments
Net realized (loss) gain on investments	-	(2,817)	94	(4,932)
Net realized gain on derivative instruments	-	724	-	988
Net change in unrealized appreciation on investments	1,857	4,032	1,505	4,375
Net change in unrealized appreciation on derivative instruments	-	2,427	-	3,784

Net gain on investments	1,857	4,366	1,599	4,215

Net increase in net assets resulting from operations	$12,251	$11,431	$21,570	$17,621

Per Common Share Data
Basic and diluted earnings per common share	$0.38	$0.48	$0.71	$0.77
Dividends and distributions declared per common share	$0.32	$0.32	$0.64	$0.64
Basic and diluted weighted average common shares outstanding	32,532,794	24,059,623	30,207,933	22,890,820

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except share data)

				Capital	Net Unrealized Appreciation	Net Realized Gain
	Common Stock		Paid in Capital	Distributions	(Depreciation) on	(Loss) on Investments
		Par	in Excess	in Excess of Net	Investments and	and Derivative	Total
	Shares	Amount	of Par	Investment Income	Derivative Instruments	Instruments	Net Assets
Balance at September 30, 2011	21,733,903	$22	$318,302	$(398)	$(1,519)	$142	$316,549

Issuance of common stock, net of offering and underwriting costs(1)	3,825,000	4	56,512	-	-	-	56,516
Net increase (decrease) in net assets resulting from operations	-	-	-	13,406	8,159	(3,944)	17,621
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	80,468	-	1,180	-	-	-	1,180
Dividends and distributions	-	-	-	(15,141)	-	-	(15,141)
Balance at March 31, 2012	25,639,371	$26	$375,994	$(2,133)	$6,640	$(3,802)	$376,725

Balance at September 30, 2012	25,688,101	$26	$375,563	$347	$5,737	$(6,544)	$375,129

Issuance of common stock, net of offering and underwriting costs(2)	8,016,382	8	122,120	-	-	-	122,128
Net increase in net assets resulting from operations	-	-	-	19,971	1,505	94	21,570
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	50,029	-	765	-	-	-	765
Dividends and distributions	-	-	-	(19,939)	-	-	(19,939)
Balance at March 31, 2013	33,754,512	$34	$498,448	$379	$7,242	$(6,450)	$499,653

(1) On January 31, 2012, Golub Capital BDC, Inc. priced a public offering of 3,500,000 shares of its common stock at a public offering price of $15.35 per share. On March 1, 2012, Golub Capital BDC, Inc. sold an additional 325,000 shares of its common stock at a public offering price of $15.35 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

(2) On October 16, 2012, Golub Capital BDC, Inc. priced a public offering of 2,600,000 shares of its common stock at a public offering price of $15.58 per share. On November 14, 2012, Golub Capital BDC, Inc. sold an additional 294,120 shares of its common stock at a public offering price of $15.58 per share pursuant to the underwriters’ partial exercise of the over-allotment option. On January 15, 2013, Golub Capital BDC, Inc. priced a public offering of 4,500,000 shares of its common stock at a public offering price of $15.87 per share. On February 20, 2013, Golub Capital BDC, Inc. sold an additional 622,262 shares of its common stock at a public offering price of $15.87 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$21,570	$17,621
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities
Amortization of deferred financing costs	1,084	697
Accretion of discounts and amortization of premiums	(4,465)	(2,380)
Net realized (gain) loss on investments	(94)	4,932
Net realized gain on derivative instruments	-	(988)
Net change in unrealized appreciation on investments	(1,505)	(4,375)
Net change in unrealized appreciation on derivative instruments	-	(3,784)
Fundings of revolving loans, net	(4,242)	(616)
Fundings of investments	(288,565)	(237,606)
Proceeds from principal payments and sales of portfolio investments	183,906	86,474
Proceeds from derivative instruments	-	988
Payment-in-kind ("PIK") interest	(567)	(398)
Changes in operating assets and liabilities:
Interest receivable	(372)	(653)
Cash collateral on deposit with custodian	-	353
Other assets	190	425
Interest payable	(87)	244
Management and incentive fees payable	866	1,856
Accounts payable and accrued expenses	379	318
Payable for investments purchased	-	5,010
Net cash used in operating activities	(91,902)	(131,882)

Cash flows from investing activities
Net change in restricted cash and cash equivalents	(47,178)	(19,109)
Net cash used in investing activities	(47,178)	(19,109)

Cash flows from financing activities
Borrowings on debt	172,950	131,917
Repayments of debt	(139,550)	(37,900)
Capitalized debt financing costs	(2,215)	(1,810)
Proceeds from shares sold, net of underwriting costs	122,485	57,164
Offering costs paid	(357)	(648)
Dividends and distributions paid	(19,174)	(13,961)
Net cash provided by financing activities	134,139	134,762

Net change in cash and cash equivalents	(4,941)	(16,229)

Cash and cash equivalents, beginning of period	13,891	46,350

Cash and cash equivalents, end of period	$8,950	$30,121

Supplemental information:
Cash paid during the period for interest	$5,290	$4,006
Dividends and distributions declared during the period	$19,939	$15,141

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

March 31, 2013

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Investments
Canada
Debt investments
Leisure, Amusement, Motion Pictures,
Entertainment
Extreme Fitness, Inc.	Senior loan	N/A	10.00%	03/2013	$220	$220	-%	$220
Extreme Fitness, Inc.	Senior loan	N/A	8.00%	02/2013	76	76	-	76
Extreme Fitness, Inc.	Senior loan	N/A	8.00%	02/2013	626	626	0.1	626
Extreme Fitness, Inc.(3)	Subordinated debt	N/A	12.00% cash/2.50% PIK	11/2015	2,908	2,810	-	-
Total Canada					$3,830	$3,732	0.1%	$922

Fair Value as percentage of Principal Amount								24.1%

United States
Debt investments
Aerospace and Defense
Aderant North America, Inc.*	Senior loan	L + 5.00%	6.25%	12/2018	$4,529	$4,486	0.9%	$4,529
ILC Dover, LP	Senior loan	L + 5.75%	7.00%	07/2017	610	605	0.1	610
ILC Dover, LP	Senior loan	P + 4.75%	8.00%	07/2017	211	204	-	211
ILC Dover, LP	Senior loan	L + 5.75%	7.00%	07/2017	4,379	4,305	0.9	4,379
Tresys Technology Holdings, Inc.(4)	One stop	L+ 6.75%	NA (5)	12/2017	-	(10)	-	-
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	4,025	3,930	0.8	4,025
TurboCombustor Technology Inc.*	Senior loan	L + 4.75%	5.75%	12/2017	386	384	0.1	384
TurboCombustor Technology Inc.*	Senior loan	L + 5.00%	6.00%	12/2017	900	896	0.2	896
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	1,877	1,850	0.4	1,877
White Oak Technologies, Inc.(4)	Senior loan	L+ 5.00%	NA (5)	03/2017	-	(8)	-	-
White Oak Technologies, Inc.*	Senior loan	L + 5.00%	6.25%	03/2017	1,905	1,871	0.4	1,905
					18,822	18,513	3.8	18,816
Automobile
ABRA, Inc.	Subordinated debt	N/A	12.00% cash/1.50% PIK	04/2017	966	947	0.2	966
ABRA, Inc.	Subordinated debt	N/A	12.00% cash/1.50% PIK	04/2017	9,623	9,466	1.9	9,623
American Driveline Systems, Inc.	Senior loan	P + 6.50%	9.75%	01/2016	391	384	0.1	361
American Driveline Systems, Inc.*	Senior loan	L + 7.50%	9.00%	01/2016	2,840	2,800	0.5	2,614
CLP Auto Interior Corporation*	Senior loan	L + 4.75%	4.95%	06/2013	3,019	3,019	0.6	3,019
Express Oil Change, LLC	Senior loan	P + 3.50%	6.75%	12/2017	119	114	-	119
Express Oil Change, LLC	Senior loan	P + 3.50%	6.75%	12/2017	218	214	-	218
Express Oil Change, LLC*	Senior loan	P + 3.50%	6.75%	12/2017	1,889	1,870	0.4	1,889
Federal-Mogul Corporation	Senior loan	L + 1.94%	2.14%	12/2014	1,966	1,932	0.4	1,845
Federal-Mogul Corporation	Senior loan	L + 1.94%	2.14%	12/2015	1,003	983	0.2	941
K&N Engineering, Inc.(4)	Senior loan	P + 4.25%	NA (5)	12/2016	-	(7)	-	-
K&N Engineering, Inc.	Senior loan	P + 4.25%	7.50%	12/2016	3,158	3,111	0.6	3,158
					25,192	24,833	4.9	24,753
Banking
Prommis Fin Co.*(3)	Senior loan	P + 10.50%	2.25% cash/11.50% PIK	06/2015	206	191	-	52
Prommis Fin Co.	Senior loan	P + 10.00%	13.25%	06/2015	126	125	-	126
Prommis Fin Co.*(3)	Second lien	P + 10.50%	2.25% cash/11.50% PIK	06/2015	413	382	-	-
Prommis Fin Co.*(3)	Subordinated debt	P + 10.50%	2.25% cash/11.50% PIK	06/2015	207	191	-	-
					952	889	-	178
Beverage, Food and Tobacco
ABP Corporation(4)	Senior loan	L + 5.25%	NA (5)	06/2016	-	(5)	-	-
ABP Corporation*	Senior loan	L + 5.25%	6.75%	06/2016	4,513	4,456	0.9	4,513
Ameriqual Group, LLC*	Senior loan	L + 5.00%	6.50%	03/2016	1,727	1,706	0.3	1,675
Ameriqual Group, LLC*	Senior loan	L + 7.50%	9.00%	03/2016	835	826	0.2	768
Atkins Nutritionals, Inc.*	One stop	P + 8.65%	11.16%	12/2015	6,121	6,011	1.2	6,121
Candy Intermediate Holdings, Inc.	Senior loan	L + 6.25%	7.50%	06/2018	4,962	4,811	1.0	5,056
First Watch Restaurants, Inc.	One stop	L + 7.50%	8.75%	12/2016	420	394	0.1	420
First Watch Restaurants, Inc.	One stop	P + 6.50%	9.75%	12/2016	140	114	-	140
First Watch Restaurants, Inc.*	One stop	P + 6.50%	9.75%	12/2016	11,472	11,301	2.3	11,472
IL Fornaio (America) Corporation*	Senior loan	P + 4.25%	7.50%	06/2017	4,423	4,407	0.9	4,423
IT'SUGAR LLC	Subordinated debt	N/A	8.00%	10/2017	1,707	1,707	0.5	2,697
IT'SUGAR LLC	Senior loan	L + 8.50%	10.00%	04/2017	4,234	4,165	0.8	4,234
Julio & Sons Company(4)	One stop	L + 5.50%	NA (5)	09/2014	-	(11)	-	-
Julio & Sons Company*	One stop	L + 5.50%	7.00%	09/2016	7,086	7,036	1.4	7,086
Julio & Sons Company(4)	One stop	L + 5.50%	NA (5)	09/2016	-	(10)	-	-
Northern Brewer, LLC	One stop	P + 5.25%	8.50%	02/2018	211	198	-	198
Northern Brewer, LLC	One stop	P + 5.25%	8.50%	02/2018	6,494	6,334	1.3	6,397
Richelieu Foods, Inc.	Senior loan	L + 5.00%	6.75%	11/2015	46	37	-	46
Richelieu Foods, Inc.*	Senior loan	L + 5.00%	6.75%	11/2015	2,054	2,024	0.4	2,054
					56,445	55,501	11.3	57,300
Building and Real Estate
ASP PDM Acquisition Co. LLC*(3)	Senior loan	P + 7.25%	10.50%	12/2013	451	443	-	180
Global Claims Services, Inc.(4)	Senior loan	L + 5.00%	NA (5)	06/2018	-	(1)	-	-
Global Claims Services, Inc.*	Senior loan	L + 5.00%	6.25%	06/2018	827	816	0.2	827
KHKI Acquisition, Inc.	Senior loan	P + 5.00%	8.50%	03/2017	2,600	2,600	0.3	1,430
Tecta America Corp.	Senior loan	P + 5.75%	9.00%	03/2014	3,779	3,779	0.4	1,859
					7,657	7,637	0.9	4,296
Cargo Transport
RP Crown Parent*	Senior loan	L + 5.50%	6.75%	12/2019	1,995	1,956	0.4	2,038
RP Crown Parent	Second lien	L + 10.00%	11.25%	12/2019	7,500	7,354	1.6	7,867
					9,495	9,310	2.0	9,905
Chemicals, Plastics and Rubber
Integrated DNA Technologies, Inc.	Subordinated debt	N/A	12.00% cash/2.00% PIK	04/2015	2,167	2,127	0.4	2,167
Road Infrastructure Investment, LLC(4)	Senior loan	L + 5.00%	NA (5)	03/2017	-	(37)	-	(1)
Road Infrastructure Investment, LLC*	Senior loan	L + 5.00%	6.25%	03/2018	4,116	4,065	0.8	4,147
					6,283	6,155	1.2	6,313

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

March 31, 2013

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.75%	6.00%	10/2017	49	49	-	49
Fort Dearborn Company*	Senior loan	L + 5.25%	6.50%	10/2018	191	190	-	191
Fort Dearborn Company*	Senior loan	L + 4.75%	6.00%	10/2017	471	467	0.1	471
Fort Dearborn Company*	Senior loan	L + 5.25%	6.50%	10/2018	1,839	1,821	0.4	1,839
John Henry Holdings Inc.	Second lien	L + 9.00%	10.25%	05/2019	1,175	1,147	0.2	1,190
					3,725	3,674	0.7	3,740
Diversified Conglomerate Manufacturing
Chase Industries, Inc.*	One stop	L + 6.07%	7.32%	11/2017	11,785	11,586	2.4	11,785
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	1,381	1,354	0.3	1,381
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	2,758	2,707	0.6	2,758
Onicon Incorporated(4)	One stop	L + 6.75%	NA (5)	12/2017	-	(15)	-	(16)
Onicon Incorporated	One stop	L + 6.75%	8.25%	12/2017	3,675	3,604	0.7	3,601
Pasternack Enterprises, Inc.*	Senior loan	L + 5.00%	6.25%	12/2017	1,272	1,260	0.3	1,272
Sunless Merger Sub, Inc.	Senior loan	P + 4.00%	7.25%	07/2016	127	126	-	100
Sunless Merger Sub, Inc.*	Senior loan	L + 5.25%	6.50%	07/2016	2,261	2,254	0.4	2,035
Tecomet Inc.(4)	Senior loan	L + 4.50%	NA (5)	12/2016	-	(6)	-	-
Tecomet Inc.*	Senior loan	L + 4.50%	5.75%	12/2016	6,006	5,927	1.2	6,006
TIDI Products, LLC(4)	One stop	L + 7.00%	NA (5)	07/2017	-	(12)	-	-
TIDI Products, LLC*	One stop	L + 7.00%	8.25%	07/2018	8,747	8,579	1.8	8,747
Vintage Parts, Inc.*	One stop	L + 5.50%	5.78%	12/2013	5,372	5,362	1.1	5,291
Vintage Parts, Inc.*	One stop	L + 6.00%	8.50%	12/2013	75	75	-	75
Vintage Parts, Inc.*	One stop	L + 8.00%	9.75%	12/2013	1,122	1,114	0.2	1,139
					44,581	43,915	9.0	44,174
Diversified Conglomerate Service
Agility Recovery Solutions Inc.(4)	One stop	L + 6.75%	NA (5)	12/2017	-	(6)	-	-
Agility Recovery Solutions Inc.	One stop	L + 6.75%	8.00%	12/2017	5,464	5,335	1.1	5,464
Ahern Rentals, Inc.	Second lien	N/A	16.00%	12/2012	6,000	6,000	1.2	6,000
API Healthcare Corporation*	One stop	L + 8.92%	10.42%	02/2017	9,341	9,201	1.9	9,341
Consona Holdings, Inc.(4)	Senior loan	L + 5.50%	NA (5)	08/2017	-	(3)	-	-
Consona Holdings, Inc.*	Senior loan	L + 5.50%	6.75%	08/2018	1065	1032	0.2	1065
Consona Holdings, Inc.*	Senior loan	L + 6.00%	7.25%	08/2018	1,559	1,545	0.3	1,559
Document Technologies, LLC(4)	Senior loan	L + 4.25%	NA (5)	12/2018	-	(14)	-	-
Document Technologies, LLC *	Senior loan	L + 4.25%	5.50%	12/2018	6,862	6,788	1.4	6,862
EAG, Inc.*	Senior loan	P + 3.50%	6.75%	07/2017	2,560	2,529	0.5	2,560
HighJump Acquisition LLC	One stop	L + 8.50%	9.75%	07/2016	5,414	5,359	1.1	5,414
Marathon Data Operating Co., LLC(4)	One stop	L + 6.25%	NA (5)	08/2017	-	(9)	-	-
Marathon Data Operating Co., LLC	One stop	L + 6.25%	7.50%	08/2017	4,795	4,689	1.0	4,795
MSC.Software Corporation*	One stop	L + 7.96%	9.21%	11/2017	10,288	10,105	2.0	10,134
Navex Global, Inc.	One stop	L + 7.50%	9.00%	12/2016	420	401	0.1	420
Navex Global, Inc.*	One stop	L + 7.50%	9.00%	12/2016	17,989	17,642	3.6	17,989
NetSmart Technologies, Inc.	One stop	L + 7.49%	8.74%	12/2017	667	653	0.1	667
NetSmart Technologies, Inc.*	One stop	L + 7.50%	8.75%	12/2017	8,537	8,451	1.7	8,537
PC Helps Support, LLC(4)	Senior loan	L + 5.25%	NA (5)	09/2017	-	(2)	-	-
PC Helps Support, LLC	Senior loan	L + 5.25%	6.50%	09/2017	2,112	2,084	0.4	2,112
Secure-24, LLC	One stop	L + 6.25%	7.50%	08/2017	332	324	0.1	332
Secure-24, LLC*	One stop	L + 7.00%	8.25%	08/2017	10,592	10,310	2.1	10,592
Secure-24, LLC	One stop	L + 7.00%	8.25%	08/2017	553	524	0.1	553
Source Medical Solutions, Inc.	Second lien	L + 9.50%	10.75%	03/2018	9,294	9,082	1.8	9,201
					103,844	102,020	20.7	103,597
Electronics
Cape Electrical Supply LLC*	Senior loan	L + 5.50%	6.50% cash/0.50% PIK	06/2013	1,168	1,162	0.2	1,168
Ecommerce Industries, Inc.(4)	One stop	L + 6.75%	NA (5)	10/2016	-	(24)	-	-
Ecommerce Industries, Inc.*	One stop	L + 8.27%	9.52%	10/2016	13,174	13,002	2.6	13,174
Entrust, Inc./Entrust Limited*	Second lien	L + 9.50%	10.75%	04/2019	5,204	5,155	1.0	5,204
Entrust, Inc./Entrust Limited*	Second lien	L + 9.50%	10.75%	04/2019	11,523	11,415	2.3	11,523
Rogue Wave Holdings, Inc.*	One stop	L + 9.61%	10.86%	11/2017	6,307	6,233	1.3	6,307
Sparta Systems, Inc.(4)	Senior loan	L + 5.25%	NA (5)	12/2017	-	(8)	-	-
Sparta Systems, Inc.	Senior loan	L + 5.25%	6.50%	12/2017	6,838	6,757	1.4	6,838
Syncsort Incorporated(4)	Senior loan	L + 5.50%	NA (5)	03/2015	-	(3)	-	-
Syncsort Incorporated*	Senior loan	P + 4.25%	7.50%	03/2015	7,138	7,047	1.4	7,138
Time-O-Matic, Inc.	Subordinated debt	N/A	12.00% cash/1.25% PIK	12/2016	11,634	11,480	2.3	11,634
					62,986	62,216	12.5	62,986
Farming and Agriculture
AGData, L.P.	One stop	L + 6.25%	7.75%	08/2016	2,734	2,708	0.5	2,734

Finance
Ascensus, Inc.*	One stop	L + 6.75%	8.00%	12/2018	18,048	17,701	3.6	18,048
Bonddesk Group LLC*	Senior loan	L + 5.00%	6.50%	09/2016	995	988	0.2	995
Compass Group Diversified Holdings, LLC*	Senior loan	P + 4.00%	7.25%	10/2017	8,344	8,020	1.7	8,397
Pillar Processing LLC*(3)	Senior loan	L + 5.50%	5.81%	11/2018	1,706	1,697	0.3	1,535
Pillar Processing LLC*(3)	Senior loan	N/A	14.50%	05/2019	3,125	2,714	0.1	625
					32,218	31,120	5.9	29,600

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

March 31, 2013

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.(4)	Senior loan	L + 5.00%	NA (5)	02/2018	-	(8)	-	(8)
Advanced Pain Management Holdings, Inc.(4)	Senior loan	L + 5.00%	NA (5)	02/2018	-	(11)	-	(12)
Advanced Pain Management Holdings, Inc.*	Senior loan	L + 5.00%	6.25%	02/2018	7,401	7,328	1.5	7,327
Alegeus Technologies, LLC*	Senior loan	L + 5.00%	6.50%	08/2018	869	857	0.2	869
Avatar International, LLC	One stop	L + 8.00%	9.25%	09/2016	1,673	1,658	0.3	1,673
Avatar International, LLC(4)	One stop	L + 7.50%	NA (5)	09/2016	-	(7)	-	-
Avatar International, LLC*	One stop	L + 7.50%	8.75%	09/2016	7,754	7,661	1.6	7,754
Campus Management Acquisition Corp.	Second lien	L + 9.14%	10.89%	09/2015	5,020	4,970	0.9	4,518
DDC Center Inc.	One stop	P + 5.25%	10.75%	10/2013	91	91	-	91
DDC Center Inc.*	One stop	L + 6.50%	9.50%	10/2014	8,063	8,072	1.6	8,063
Delta Educational Systems*	Senior loan	P + 4.75%	8.00%	12/2016	2,116	2,083	0.4	2,010
Dialysis Newco, Inc.	Subordinated debt	N/A	11.00% cash/2.00% PIK	09/2018	8,883	8,777	1.8	8,883
Encore Rehabilitation Services, LLC(4)	One stop	L + 6.25%	NA (5)	06/2017	-	(14)	-	-
Encore Rehabilitation Services, LLC	One stop	L + 6.25%	7.50%	06/2017	5,164	5,044	1.0	5,164
G & H Wire Company, Inc.(4)	Senior loan	L + 5.50%	NA (5)	11/2016	-	(11)	-	-
G & H Wire Company, Inc.*	Senior loan	L + 5.50%	7.00%	11/2016	8,915	8,789	1.8	8,915
Healogics, Inc.	Second lien	L + 8.00%	9.25%	02/2020	16,454	16,293	3.4	16,989
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.00%	05/2017	455	446	0.1	410
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.00%	05/2017	269	260	-	224
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.00%	05/2017	3,814	3,749	0.7	3,624
IntegraMed America, Inc.(4)	One stop	L + 7.25%	NA (5)	09/2017	-	(16)	-	-
IntegraMed America, Inc.*	One stop	L + 7.25%	8.50%	09/2017	14,530	14,235	2.9	14,530
Maverick Healthcare Group, LLC*	Senior loan	L + 5.50%	7.25%	12/2016	2,080	2,058	0.4	2,080
NeuroTherm, Inc.	Senior loan	P + 4.00%	7.25%	02/2016	76	72	-	76
NeuroTherm, Inc.*	Senior loan	L + 5.00%	6.50%	02/2016	1,522	1,503	0.3	1,522
Northwestern Management Services, LLC(4)	Senior loan	L + 5.50%	NA (5)	10/2017	-	(5)	-	-
Northwestern Management Services, LLC(4)	Senior loan	L + 5.50%	NA (5)	10/2017	-	(5)	-	-
Northwestern Management Services, LLC*	Senior loan	L + 5.50%	6.75%	10/2017	3,065	3,031	0.6	3,065
Pentec Acquisition Sub, Inc.(4)	Senior loan	L + 5.25%	NA (5)	05/2017	-	(3)	-	(24)
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.25%	6.50%	05/2018	2,186	2,148	0.4	1,924
PhysioTherapy Associates Holdings, Inc.*	Senior loan	L + 4.75%	6.00%	04/2018	575	565	0.1	578
Reliant Pro ReHab, LLC	Senior loan	L + 4.75%	6.00%	06/2016	966	954	0.2	966
Reliant Pro ReHab, LLC	Senior loan	P + 3.75%	7.00%	06/2016	621	614	0.1	621
Reliant Pro ReHab, LLC*	Senior loan	L + 4.75%	6.00%	06/2016	3,505	3,465	0.7	3,505
Renaissance Pharma (U.S.) Holdings Inc.(4)	Senior loan	L + 5.25%	NA (5)	06/2017	-	(5)	-	-
Renaissance Pharma (U.S.) Holdings Inc.	Senior loan	L + 5.25%	6.75%	06/2017	2,388	2,347	0.5	2,388
Southern Anesthesia and Surgical(4)	One stop	L + 7.00%	NA (5)	11/2017	-	(15)	-	-
Southern Anesthesia and Surgical	One stop	L + 7.00%	8.25%	11/2017	6,312	6,167	1.3	6,312
Surgical Information Systems, LLC	Senior loan	L + 8.12%	9.62%	12/2015	3,730	3,689	0.7	3,730
WIL Research Company, Inc.*	Senior loan	L + 5.25%	6.75%	04/2018	788	778	0.2	788
Young Innovations, Inc.(4)	Senior loan	L + 5.00%	NA (5)	01/2018	-	(3)	-	(3)
Young Innovations, Inc.	Senior loan	L + 5.00%	6.25%	01/2019	4,937	4,901	1.0	4,900
					124,222	122,502	24.7	123,452
Home and Office Furnishings,
Housewares, and Durable Consumer
Top Knobs USA, Inc.*	Senior loan	L + 5.75%	7.00%	11/2017	2,124	2,099	0.4	2,124
WII Components, Inc.	Senior loan	P + 3.75%	7.00%	07/2016	9	8	-	9
WII Components, Inc.*	Senior loan	L + 4.75%	6.25%	07/2016	1,685	1,669	0.3	1,685
Zenith Products Corporation*	One stop	L + 5.75%	5.95%	09/2013	3,329	3,308	0.7	3,329
					7,147	7,084	1.4	7,147
Insurance
AssuredPartners Capital, Inc.(4)	Senior loan	L + 5.25%	NA (5)	11/2018	-	(18)	-	-
AssuredPartners Capital, Inc.*	Senior loan	L + 5.25%	6.50%	05/2018	1,522	1,508	0.3	1,522
Captive Resources Midco, LLC(4)	Senior loan	L + 5.50%	NA (5)	10/2017	-	(4)	-	-
Captive Resources Midco, LLC*	Senior loan	L + 5.50%	6.75%	10/2018	3,579	3,546	0.7	3,579
Evolution1, Inc.(4)	Senior loan	L + 4.75%	NA (5)	06/2016	-	(16)	-	-
Evolution1, Inc.(4)	Senior loan	L + 4.75%	NA (5)	06/2016	-	(3)	-	-
Evolution1, Inc.*	Senior loan	L + 4.75%	6.25%	06/2016	4,596	4,551	0.9	4,596
					9,697	9,564	1.9	9,697
Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group, Inc.(4)	One stop	L + 7.75%	NA (5)	11/2018	-	(49)	-	-
Competitor Group, Inc.	One stop	L + 7.75%	9.00%	11/2018	766	752	0.2	766
Competitor Group, Inc.*	One stop	L + 7.75%	9.00%	11/2018	12,838	12,626	2.6	12,838
Octane Fitness, LLC*	One stop	L + 5.50%	7.00%	12/2015	4675	4571	0.9	4675
Pride Manufacturing Company, LLC*	Senior loan	L + 6.00%	7.75%	11/2015	673	666	0.1	673
Service Companies, The*	Senior loan	L + 6.50%	9.00%	03/2014	6,484	6,447	1.3	6,484
Starplex Operating, L.L.C.	One stop	L + 7.50%	9.00%	12/2017	1,077	1,050	0.2	1,077
Starplex Operating, L.L.C.*	One stop	L + 7.50%	9.00%	12/2017	14,343	14,106	2.9	14,343
					40,856	40,169	8.2	40,856
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(4)	One stop	L + 6.00%	NA (5)	10/2017	-	(5)	-	-
Benetech, Inc.*	One stop	L + 6.00%	7.25%	10/2017	5,651	5,625	1.1	5,651
					5,651	5,620	1.1	5,651

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

March 31, 2013

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Personal and Non-Durable Consumer
Products
Dr. Miracles, Inc.*	One stop	L + 7.50%	8.00% cash/2.00% PIK	06/2013	2,517	2,514	0.5	2,265
Hygenic Corporation, The(4)	Senior loan	L + 4.50%	NA (5)	10/2017	-	(4)	-	-
Hygenic Corporation, The*	Senior Loan	L + 4.50%	5.75%	10/2018	3,380	3,333	0.7	3,380
Massage Envy, LLC(4)	One stop	L + 7.25%	NA (5)	09/2018	-	(17)	-	-
Massage Envy, LLC	One stop	L + 7.25%	8.50%	09/2018	16,848	16,465	3.4	16,848
Team Technologies Acquisition Company(4)	Senior loan	L + 4.75%	NA (5)	12/2017	-	(4)	-	-
Team Technologies Acquisition Company	Senior loan	L + 4.75%	6.00%	12/2017	3,537	3,504	0.7	3,537
					26,282	25,791	5.3	26,030
Personal, Food and Miscellaneous
Services
Affordable Care Inc.(4)	Senior loan	L + 4.75%	NA (5)	12/2017	-	(2)	-	-
Affordable Care Inc.	Senior loan	L + 4.75%	6.00%	12/2018	3,559	3,525	0.7	3,559
Automatic Bar Controls, Inc.	Senior loan	P + 4.50%	7.75%	03/2016	20	19	-	20
Automatic Bar Controls, Inc.*	Senior loan	L + 5.75%	7.25%	03/2016	943	934	0.2	943
Brasa (Holdings) Inc.*	Senior loan	L + 6.25%	7.50%	07/2019	5,100	4,962	1.0	5,100
Focus Brands Inc.	Senior loan	L + 5.00%	6.25%	02/2018	5,661	5,615	1.1	5,739
Focus Brands Inc.	Second lien	L + 9.00%	10.25%	08/2018	11,195	11,064	2.3	11,502
National Veterinary Associates, Inc.	Senior loan	L + 5.00%	6.25%	12/2017	621	607	0.1	621
National Veterinary Associates, Inc.(4)	Senior loan	L + 5.00%	NA (5)	12/2017	-	(1)	-	-
National Veterinary Associates, Inc.	Senior loan	L + 5.00%	6.25%	12/2017	6,052	6,002	1.2	6,052
PMI Holdings, Inc.	Senior loan	L + 4.75%	5.75%	06/2017	93	91	-	93
PMI Holdings, Inc.	Senior loan	L + 4.75%	5.75%	06/2017	2,649	2,627	0.5	2,649
Restaurant Technologies, Inc.	Senior loan	L + 4.75%	6.00%	05/2017	117	116	-	117
Restaurant Technologies, Inc.*	Senior loan	L + 4.75%	6.00%	05/2017	1,072	1,064	0.2	1,072
Trusthouse Service Group, Inc.	Senior loan	L + 5.25%	6.75%	06/2018	99	95	-	99
Trusthouse Service Group, Inc.(4)	Senior loan	L + 5.25%	NA (5)	06/2017	-	(4)	-	-
Trusthouse Service Group, Inc.	Senior loan	L + 5.25%	6.75%	06/2018	2,961	2,916	0.6	2,961
Vetcor Merger Sub LLC(4)	One stop	L + 6.50%	NA (5)	12/2017	-	(24)	-	-
Vetcor Merger Sub LLC	One stop	L + 6.50%	7.75%	12/2017	241	234	-	241
Vetcor Merger Sub LLC*	One stop	L + 6.50%	7.75%	12/2017	5,983	5,919	1.2	5,983
					46,366	45,759	9.1	46,751
Personal Transportation
PODS Funding Corp. II	Subordinated debt	N/A	21.00% PIK	11/2017	579	579	0.1	579
PODS Funding Corp. II	Subordinated debt	N/A	21.00% PIK	11/2017	3,400	3,400	0.7	3,400
PODS Funding Corp. II	Second lien	N/A	10.50% cash/5.00% PIK	05/2017	453	448	0.1	453
PODS Funding Corp. II	Second lien	N/A	10.50% cash/5.00% PIK	05/2017	2,125	2,080	0.4	2,125
PODS Funding Corp. II	Senior loan	L + 6.00%	7.25%	11/2016	761	744	0.2	761
PODS Funding Corp. II*	Senior loan	L + 6.00%	7.25%	11/2016	6,711	6,567	1.3	6,711
					14,029	13,818	2.8	14,029
Printing and Publishing
Digital Technology International, LLC.	One stop	P + 6.00%	9.25%	09/2016	928	922	0.2	891
Digital Technology International, LLC.	One stop	L + 7.25%	8.75%	09/2016	6,235	6,146	1.2	5,986
Market Track, LLC(4)	Senior loan	L + 6.11%	NA (5)	08/2018	-	(5)	-	-
Market Track, LLC*	Senior loan	L + 6.11%	7.36%	08/2018	3,130	3,088	0.6	3,130
Market Track, LLC(4)	Senior loan	L + 7.65%	NA (5)	08/2018	-	(4)	-	-
Trade Service Company, LLC(4)	One stop	L + 5.75%	NA (5)	10/2016	-	(1)	-	-
Trade Service Company, LLC*	One stop	L + 5.75%	7.00%	10/2016	1,614	1,597	0.3	1,614
					11,907	11,743	2.3	11,621
Retail Stores
Barcelona Restaurants, LLC(4)(6)	One stop	L + 10.00%	NA (5)	03/2017	-	(5)	-	-
Barcelona Restaurants, LLC*(6)	One stop	L + 10.00%	11.50%	03/2017	5,735	5,640	1.1	5,735
Benihana, Inc.(4)	One stop	L + 8.00%	NA (5)	08/2017	-	(32)	-	-
Benihana, Inc.*	One stop	L + 8.00%	9.25%	02/2018	13,422	13,107	2.7	13,422
Capital Vision Services, LLC(4)	One stop	L + 7.25%	NA (5)	12/2017	-	(17)	-	-
Capital Vision Services, LLC	One stop	L + 7.25%	8.50%	12/2017	475	462	0.1	475
Capital Vision Services, LLC*	One stop	L + 7.25%	8.50%	12/2017	13,425	13,237	2.7	13,425
DTLR, Inc.*	One stop	L + 8.00%	11.00%	12/2015	17,190	17,023	3.4	17,190
Marshall Retail Group, LLC, The(4)	Senior loan	L + 6.50%	NA (5)	10/2016	-	(13)	-	-
Marshall Retail Group, LLC, The*	Senior loan	L + 6.50%	8.00%	10/2016	10,279	10,126	2.1	10,279
Restaurant Holding Company, LLC	Senior loan	L + 7.50%	9.00%	02/2017	9,313	9,168	1.9	9,452
Rubio's Restaurants, Inc.*	One stop	L + 7.75%	8.75% cash/0.75% PIK	06/2015	8,001	7,924	1.6	8,001
Sneaker Villa, Inc.(4)	One stop	L + 8.50%	NA (5)	12/2017	-	(9)	-	-
Sneaker Villa, Inc.(4)	One stop	L + 8.50%	NA (5)	12/2017	-	(18)	-	-
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	4,607	4,498	0.9	4,607
Specialty Catalog Corp.(4)	One stop	L + 6.00%	NA (5)	07/2017	-	(7)	-	-
Specialty Catalog Corp.	One stop	L + 6.00%	7.50%	07/2017	5,291	5,230	1.1	5,291
Vision Source L.P.(4)	One stop	L + 6.75%	NA (5)	04/2016	-	(7)	-	-
Vision Source L.P.*	One stop	L + 6.75%	8.00%	04/2016	13,031	12,867	2.6	13,031
					100,769	99,174	20.2	100,908
Telecommunications
Hosting.com Inc.	Senior loan	P + 3.25%	6.50%	10/2016	27	26	-	27
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	10/2016	822	813	0.2	822
NameMedia, Inc.	Senior loan	L + 6.00%	NA (5)	11/2014	-	-	-	-
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	1,331	1,318	0.3	1,331
					2,180	2,157	0.5	2,180
Utilities
PowerPlan Consultants, Inc.(4)	Senior loan	L + 5.25%	NA (5)	03/2017	-	(1)	-	-
PowerPlan Consultants, Inc.*	Senior loan	L + 5.25%	6.75%	03/2018	4,783	4,725	1.0	4,783
					4,783	4,724	-	4,783

Total debt investments United States					$768,823	$756,596	152.4%	$761,497

Fair Value as a percentage of Principal Amount								99.0%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

March 31, 2013

(In thousands)

					Principal		Percentage
	Investment	Spread Above	Interest	Maturity	Amount/Shares/		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Equity investments
Aerospace and Defense
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	$295	0.1%	$295
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	670	0.1	676
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	132
						965	0.2	1,103
Automobile
ABRA, Inc	LLC interest	N/A	N/A	N/A	208	1,471	0.4	2,155
Express Oil Change, LLC	LLC Interest	N/A	N/A	N/A	77	81	-	81
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	-	4	-	22
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	-	62	-	73
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	-	18	-	23
						1,636	0.4	2,354
Banking
Prommis Solutions Inc.*	Preferred LLC interest	N/A	N/A	N/A	1	472	-	-
Prommis Solutions Inc.*	A-1 LLC interset	N/A	N/A	N/A	-	-	-	-
Prommis Solutions Inc.*	A-2 LLC interest	N/A	N/A	N/A	-	-	-	-
						472	-	-
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	51	746	0.2	1,147
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	7	691	0.1	746
Goode Seed Co-Invest, LLC	LLC units	N/A	N/A	N/A	356	356	0.1	356
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	619
Northern Brewer, LLC	LLC interest	N/A	N/A	N/A	142	315	0.1	315
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	-	193
						2,849	0.6	3,376
Diversified Conglomerate Manufacturing
Oasis Outsourcing Holdings, Inc.	LLC interest	N/A	N/A	N/A	1,088	1,088	0.4	1,750
Sunless Merger Sub, Inc	Preferred stock	N/A	N/A	N/A	-	148	-	46
TIDI Products, LLC	LLC interest	N/A	N/A	N/A	315	315	0.1	368
						1,551	0.5	2,164
Diversified Conglomerate Service
Document Technologies, LLC	LLC interest	N/A	N/A	N/A	24	490	0.1	536
Marathon Data Operating Co., LLC	Common stock	N/A	N/A	N/A	1	666	0.2	757
Marathon Data Operating Co., LLC	Preferred stock	N/A	N/A	N/A	1	264	0.1	264
Navex Global, Inc.	LP interest	N/A	N/A	N/A	-	264	0.1	264
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	-	7
PC Helps Support, LLC	Preferred stock	N/A	N/A	N/A	-	61	-	61
Secure-24, LLC	LLC units	N/A	N/A	N/A	253	253	0.1	253
						2,005	0.6	2,142
Finance
Pillar Processing LLC*	Common stock	N/A	N/A	N/A		-	-	-

Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	0.1	392
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	13	829	0.2	838
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	695	0.1	695
Dialysis Newco, Inc.	LLC interest	N/A	N/A	N/A	871	871	0.2	932
Encore Rehabilitation Services, LLC	LLC interest	N/A	N/A	N/A	270	270	0.1	270
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	-	102	-	102
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	-	38	-	22
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	514	0.1	607
National Healing Corporation	Preferred stock	N/A	N/A	N/A	695	799	0.2	882
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	569	0.1	569
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	-	8
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	-	249	0.1	259
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	-	23
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	264	0.1	273
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	487	0.1	487
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	346
Young Innovations, Inc.	Preferred stock	N/A	N/A	N/A	-	236	-	236
						6,523	1.5	6,941
Home and Office Furnishings,
Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	73	-	89

Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	121	-	121

Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group Holdings, Inc.	LLC interest	N/A	N/A	N/A	708	708	0.1	708

Personal and Non-Durable Consumer
Products
Hygenic Corporation, The	LP interest	N/A	N/A	N/A	1	61	-	61
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	749
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	-	148	-	148
						958	0.1	958
Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	271	-	-	85

Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	-	145	-	160
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	-	155
						290	-	315

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

March 31, 2013

(In thousands)

					Principal		Percentage
	Investment	Spread Above	Interest	Maturity	Amount/Shares/		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Retail Stores
Barcelona Restaurants, LLC(6)	LP interest	N/A	N/A	N/A	1,996	1,996	0.5	2,538
Benihana, Inc.	LLC interest	N/A	N/A	N/A	43	699	0.2	778
Capital Vision Services, LLC	LLC interest	N/A	N/A	N/A	402	402	0.1	402
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.1	682
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	411
Vision Source L.P.	Common stock	N/A	N/A	N/A	-	936	0.2	856
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	-	-	-
						5,389	1.2	5,667

Total equity investments United States						$23,540	5.2%	$26,023

Total United States						$780,136	157.6%	$787,520

Total investments						$783,868	157.8%	$788,442

*	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 6).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, quarterly or semiannually. For each, we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at March 31, 2013. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at March 31, 2013.
(3)	Loan was on non-accrual status as of March 31, 2013, meaning that the Company has ceased recognizing interest income on the loan.
(4)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(5)	The entire commitment was unfunded at March 31, 2013. As such, no interest is being earned on this investment.
(6)	The Company is an "affiliated person," as that term is defined in the 1940 Act, of the portfolio company as it owns five percent or more of the portfolio company's voting securities.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2012

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Investments
Canada
Debt investments
Leisure, Amusement, Motion Pictures,
Entertainment
Extreme Fitness, Inc.(3)	Subordinated debt	N/A	12.00% cash/2.50% PIK	11/2015	$2,870	$2,810	0.4%	$1,435
Extreme Fitness, Inc.	Senior loan	N/A	8.00%	10/2012	508	508	0.1	508

Total Canada					$3,378	$3,318	0.5%	$1,943

Fair Value as percentage of Principal Amount								57.5%

United States
Debt investments
Aerospace and Defense
ILC Dover, LP(4)	Senior loan	L + 6.00%	N/A (5)	07/2017	$-	$(8)	-%	$(8)
ILC Dover, LP	Senior loan	L + 6.00%	7.25%	07/2017	4,407	4,323	1.2	4,319
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	1,877	1,848	0.5	1,877
White Oak Technologies, Inc. *	Senior loan	L + 5.00%	6.25%	03/2017	1,929	1,891	0.5	1,890
White Oak Technologies, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	03/2017	-	(9)	-	(9)
					8,213	8,045	2.2	8,069
Automobile
ABRA, Inc.(4)	Subordinated debt	N/A	N/A (5)	04/2017	-	(22)	-	-
ABRA, Inc.	Subordinated debt	N/A	12.00% cash/1.50% PIK	04/2017	9,623	9,445	2.6	9,623
American Driveline Systems, Inc.*	Senior loan	L + 5.50%	7.00%	01/2016	2,862	2,814	0.7	2,776
American Driveline Systems, Inc.	Senior loan	P + 4.50%	7.75%	01/2016	293	287	0.1	282
CLP Auto Interior Corporation*	Senior loan	L + 4.75%	4.97%	06/2013	3,053	3,053	0.8	2,992
Federal-Mogul Corporation	Senior loan	L + 1.94%	2.17%	12/2014	1,976	1,934	0.5	1,930
Federal-Mogul Corporation	Senior loan	L + 1.94%	2.16%	12/2015	1,008	986	0.3	985
K&N Engineering, Inc.(4)	Senior loan	P + 4.25%	N/A (5)	12/2016	-	(6)	-	-
K&N Engineering, Inc.	Senior loan	P + 4.25%	7.50%	12/2016	3,207	3,153	0.9	3,207
					22,022	21,644	5.9	21,795
Banking
Prommis Fin Co.*(3)	Senior loan	L + 10.50%	0.25% cash/10.25% PIK	06/2015	196	191	-	167
Prommis Fin Co.*(3)	Second lien	L + 10.50%	0.25% cash/10.25% PIK	06/2015	393	382	0.1	259
Prommis Fin Co.*(3)	Second lien	L + 10.50%	0.25% cash/10.25% PIK	06/2015	196	191	-	-
Prommis Fin Co.	Senior loan	L + 9.00%	10.00%	06/2015	95	93	-	95
					880	857	0.1	521
Beverage, Food and Tobacco
ABP Corporation(4)	Senior loan	L + 5.25%	N/A (5)	06/2016	-	(6)	-	-
ABP Corporation*	Senior loan	L + 5.25%	6.75%	06/2016	4,536	4,470	1.2	4,536
Ameriqual Group, LLC*	Senior loan	L + 5.00%	6.50%	03/2016	1,774	1,749	0.4	1,685
Ameriqual Group, LLC*	Senior loan	L + 7.50%	9.00%	03/2016	839	828	0.2	755
Atkins Nutrionals, Inc.	Senior loan	L + 8.88%	10.38%	12/2015	5,028	4,926	1.3	5,028
Candy Intermediate Holdings, Inc.	Senior loan	L + 6.25%	7.51%	06/2018	4,987	4,822	1.3	5,050
First Watch Restaurants, Inc.(4)	One stop	P + 6.50%	N/A (5)	12/2016	-	(30)	-	-
First Watch Restaurants, Inc.(4)	One stop	P + 6.50%	N/A (5)	12/2016	-	(30)	-	-
First Watch Restaurants, Inc.*	One stop	P + 6.50%	9.75%	12/2016	11,530	11,335	3.1	11,530
IL Fornaio (America) Corporation*	Senior loan	L + 5.25%	6.50%	06/2017	4,423	4,405	1.2	4,423
It'Sugar LLC	Senior loan	L + 8.50%	10.00%	04/2017	4,255	4,178	1.1	4,255
It'Sugar LLC	Subordinated debt	N/A	8.00%	10/2017	1,707	1,707	0.5	1,707
Julio & Sons Company(4)	One stop	L + 5.50%	N/A (5)	09/2014	-	(15)	-	-
Julio & Sons Company*	One stop	L + 5.50%	7.00%	09/2016	7,121	7,065	1.9	7,121
Julio & Sons Company(4)	One stop	L + 5.50%	N/A (5)	09/2016	-	(12)	-	-
Richelieu Foods, Inc.*	Senior loan	L + 5.00%	6.76%	11/2015	2,111	2,075	0.5	2,048
Richelieu Foods, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	11/2015	-	(10)	-	(18)
					48,311	47,457	12.7	48,120
Broadcasting and Entertainment
Univision Communications Inc.	Senior loan	L + 2.00%	2.22%	09/2014	3,997	3,969	1.1	3,992

Building and Real Estate
ASP PDM Acquisition Co. LLC*	Senior loan	L + 6.25%	7.75%	12/2013	453	442	0.1	340
Global Claims Services, Inc.*	Senior loan	L + 5.00%	6.25%	06/2018	831	819	0.2	831
Global Claims Services, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	06/2018	-	(1)	-	-
KHKI Acquisition, Inc.	Senior loan	P + 5.00%	8.50%	03/2013	2,626	2,625	0.6	2,101
Tecta America Corp.	Senior loan	P + 5.75%	9.00%	03/2014	3,506	3,506	0.8	2,994
					7,416	7,391	1.7	6,266
Cargo Transport
TMW Systems, Inc.*	Senior loan	P + 3.00%	6.25%	05/2016	1,686	1,667	0.4	1,686

Chemicals, Plastics and Rubber
Integrated DNA Technologies, Inc.	Subordinated debt	N/A	12.00% cash/2.00% PIK	04/2015	4,700	4,650	1.3	4,700
Road Infrastructure Investment, LLC*	Senior loan	L + 5.00%	6.25%	03/2018	4,137	4,080	1.1	4,142
Road Infrastructure Investment, LLC	Senior loan	L + 5.00%	5.46%	03/2017	231	190	0.1	228
					9,068	8,920	2.5	9,070

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (Continued)

September 30, 2012

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.75%	6.50%	08/2015	$1,349	$1,333	0.4%	$1,349
Fort Dearborn Company*	Senior loan	L + 5.25%	7.00%	08/2016	3,159	3,118	0.8	3,159
					4,508	4,451	1.2	4,508
Diversified Conglomerate Manufacturing
Oasis Outsourcing Holdings, Inc.	Subordinated debt	N/A	11.50% cash/1.50% PIK	04/2017	11,970	11,775	3.2	11,970
Pasternack Enterprises, Inc.*	Senior loan	L + 4.50%	6.00%	02/2014	3,492	3,453	0.9	3,492
Sunless Merger Sub, Inc.*	Senior loan	L + 5.00%	6.26%	07/2016	2,322	2,313	0.6	2,322
Sunless Merger Sub, Inc.*	Senior loan	P + 3.75%	7.00%	07/2016	29	28	-	29
Tecomet Inc.*	Senior loan	L + 5.25%	7.00%	12/2016	6,082	5,992	1.6	5,991
Tecomet Inc.(4)	Senior loan	L + 5.25%	N/A (5)	12/2016	-	(6)	-	-
TIDI Products, LLC*	Senior loan	L + 7.00%	8.25%	07/2018	8,791	8,606	2.3	8,703
TIDI Products, LLC(4)	Senior loan	L + 7.00%	N/A (5)	07/2017	-	(13)	-	(8)
Vintage Parts, Inc.*	One stop	L + 6.00%	8.50%	12/2013	82	82	-	82
Vintage Parts, Inc.*	One stop	L + 8.00%	9.75%	12/2013	1,239	1,228	0.3	1,239
Vintage Parts, Inc.*	One stop	L + 5.50%	5.86%	12/2013	5,934	5,914	1.6	5,934
					39,941	39,372	10.5	39,754
Diversified Conglomerate Service
API Healthcare Corporation*	One stop	L + 9.03%	10.53%	02/2017	9,587	9,424	2.6	9,587
Consona Holdings, Inc.*	Senior loan	L + 5.50%	6.75%	08/2018	1,092	1,056	0.3	1,081
Consona Holdings, Inc.*	Senior loan	L + 6.00%	7.25%	08/2018	1,567	1,551	0.4	1,551
Consona Holdings, Inc.(4)	Senior loan	L + 5.50%	N/A (5)	08/2017	-	(3)	-	(2)
Document Technologies, LLC(4)	Senior loan	L + 5.00%	N/A (5)	12/2016	-	(15)	-	-
Document Technologies, LLC	Senior loan	L + 5.00%	6.50%	12/2016	4,717	4,646	1.3	4,694
EAG, Inc.*	Senior loan	P + 3.50%	6.75%	07/2017	2,629	2,593	0.7	2,629
Employment Law Training, Inc.(4)	One stop	L + 7.50%	N/A (5)	12/2016	-	(22)	-	-
Employment Law Training, Inc. *	One stop	L + 7.50%	9.00%	12/2016	18,219	17,822	4.9	18,219
Evolution1, Inc.*	Senior loan	L + 4.75%	6.25%	06/2016	4,619	4,567	1.2	4,619
Evolution1, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	06/2016	-	(19)	-	-
Evolution1, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	06/2016	-	(4)	-	-
HighJump Acquisition LLC(4)	One stop	L + 8.75%	N/A (5)	07/2016	-	(12)	-	-
HighJump Acquisition LLC	One stop	L + 8.75%	10.00%	07/2016	5,441	5,379	1.5	5,441
Marathon Data Operating Co., LLC	One stop	L + 6.25%	7.50%	08/2017	4,818	4,700	1.3	4,746
Marathon Data Operating Co., LLC(4)	One stop	L + 6.25%	N/A (5)	08/2017	-	(10)	-	(10)
MSC.Software Corporation*	One stop	L + 7.74%	9.24%	12/2016	6,238	6,133	1.7	6,238
NS Holdings, Inc.*	Senior loan	L + 4.63%	6.00%	06/2015	260	257	0.1	260
NS Holdings, Inc.*	Senior loan	L + 6.27%	7.68%	06/2015	1,963	1,941	0.5	1,963
PC Helps Support, LLC	Senior loan	P + 4.25%	7.50%	09/2017	2,390	2,355	0.6	2,354
PC Helps Support, LLC(4)	Senior loan	P + 4.25%	N/A (5)	09/2017	-	(3)	-	(3)
Secure-24, LLC	One stop	L + 6.25%	7.50%	08/2017	9,288	9,061	2.4	9,149
Secure-24, LLC(4)	One stop	L + 6.25%	N/A (5)	08/2017	-	(8)	-	(8)
Secure-24, LLC(4)	One stop	L + 6.25%	N/A (5)	08/2017	-	(16)	-	(17)
Sumtotal Systems, Inc.*	Senior loan	L + 4.00%	5.25%	12/2015	1,415	1,403	0.4	1,415
					74,243	72,776	19.9	73,906
Diversified Natural Resources, Precious
Metals, and Minerals
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	1,619	1,578	0.4	1,619
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	2,974	2,904	0.8	2,974
					4,593	4,482	1.2	4,593
Electronics
Blue Coat Systems, Inc.*	Second lien	L + 10.00%	11.50%	08/2018	5,424	5,277	1.5	5,573
Blue Coat Systems, Inc.	Senior loan	L + 6.00%	7.50%	02/2018	8,085	7,940	2.2	8,156
Cape Electrical Supply LLC*	Senior loan	L + 5.25%	6.75% cash/0.50% PIK	11/2013	1,465	1,437	0.4	1,465
Ecommerce Industries, Inc.(4)	One stop	L + 6.75%	N/A (5)	10/2016	-	(27)	-	-
Ecommerce Industries, Inc.*	One stop	L + 8.34%	9.59%	10/2016	13,530	13,329	3.6	13,530
Entrust, Inc.*	One stop	L + 7.47%	8.97%	03/2017	4,053	4,006	1.1	4,053
Entrust, Inc.*	One stop	L + 7.45%	8.95%	03/2017	8,046	7,935	2.1	8,046
Rogue Wave Holdings, Inc.*	Senior loan	L + 10.00%	11.25%	08/2016	3,982	3,945	1.1	3,982
Syncsort Incorporated(4)	Senior loan	L + 5.50%	N/A (5)	03/2015	-	(4)	-	-
Syncsort Incorporated*	Senior loan	L + 5.50%	7.50%	03/2015	8,032	7,918	2.1	8,032
Time-O-Matic, Inc.	Subordinated debt	N/A	12.00% cash/1.25% PIK	12/2016	11,561	11,386	3.1	11,561
					64,178	63,142	17.2	64,398
Farming and Agriculture
AGData, L.P.	One stop	L + 6.25%	7.75%	08/2016	2,814	2,782	0.8	2,814

Finance
Bonddesk Group LLC*	Senior loan	L + 5.00%	6.50%	09/2016	1,010	1,002	0.3	1,010
Compass Group Diversified Holdings, LLC*	Senior loan	L + 5.00%	6.25%	10/2017	8,387	8,025	2.2	8,408
Pillar Processing LLC*(3)	Senior loan	L + 5.50%	5.95%	11/2013	2,412	2,389	0.4	1,361
Pillar Processing LLC*(3)	Senior loan	N/A	14.50%	05/2014	3,125	2,947	-	-
					14,934	14,363	2.9	10,779

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (Continued)

September 30, 2012

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Subordinated debt	N/A	12.00% cash/2.00% PIK	06/2016	$7,958	$7,828	2.1%	$7,958
Alegeus Technologies, LLC*	Senior loan	L + 5.00%	6.50%	08/2018	873	860	0.2	860
Avatar International, LLC(4)	One stop	L + 7.50%	N/A (5)	09/2016	-	(8)	-	-
Avatar International, LLC*	One stop	L + 7.50%	8.75%	09/2016	7,855	7,747	2.1	7,855
Avatar International, LLC	One stop	L + 8.00%	9.25%	09/2016	1,695	1,677	0.5	1,695
Campus Management Acquisition Corp.	Second lien	L + 10.35%	12.10%	09/2015	5,067	5,007	1.2	4,662
CHS/Community Health Systems, Inc.	Senior loan	L + 3.50%	3.92%	01/2017	406	406	0.1	409
Community Hospices of America, Inc.*	Senior loan	L + 5.50%	7.25%	12/2015	4,955	4,891	1.3	4,955
Community Hospices of America, Inc.(4)	Senior loan	L + 5.50%	N/A (5)	12/2015	-	(5)	-	-
Community Hospices of America, Inc.	Subordinated debt	L + 11.75%	11.00% cash/2.75% PIK	06/2016	1,874	1,844	0.5	1,874
DDC Center Inc.*	One stop	L + 6.50%	9.50%	10/2014	8,205	8,211	2.2	8,205
DDC Center Inc.*	One stop	L + 6.50%	9.50%	12/2012	227	227	0.1	227
DDC Center Inc.	One stop	P + 5.25%	10.75%	10/2013	182	182	-	182
Delta Educational Systems, Inc.*	Senior loan	L + 5.00%	7.00%	11/2012	2,740	2,735	0.7	2,685
Dialysis Newco, Inc.	Subordinated debt	N/A	11.00% cash/2.00% PIK	09/2018	8,795	8,677	2.3	8,795
G & H Wire Company, Inc.(4)	Senior loan	L + 5.50%	N/A (5)	11/2016	-	(13)	-	-
G & H Wire Company, Inc.*	Senior loan	L + 5.50%	7.00%	11/2016	8,974	8,829	2.4	8,839
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.00%	05/2017	455	445	0.1	419
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.00%	05/2017	3,986	3,909	1.0	3,826
Hospitalists Management Group, LLC(4)	Senior loan	L + 4.50%	N/A (5)	05/2017	-	(10)	-	(36)
The Hygenic Corporation*	Senior loan	L + 2.50%	2.73%	04/2013	1,961	1,951	0.5	1,961
IntegraMed America, Inc.(4)	One stop	L + 7.25%	N/A (5)	09/2017	-	(18)	-	(16)
IntegraMed America, Inc.	One stop	L + 7.25%	8.50%	09/2017	14,603	14,275	3.8	14,311
Maverick Healthcare Group, LLC	Senior loan	L + 5.50%	7.25%	12/2016	2,148	2,123	0.6	2,148
National Healing Corporation	Senior loan	L + 6.75%	8.25%	11/2017	3,569	3,415	1.0	3,569
National Healing Corporation*	Second lien	L + 10.00%	11.50%	11/2018	17,976	16,967	4.8	17,976
NeuroTherm, Inc.*	Senior loan	L + 5.00%	6.50%	02/2016	1,591	1,567	0.4	1,591
NeuroTherm, Inc.	Senior loan	P + 4.00%	7.25%	02/2016	124	118	-	124
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.25%	6.50%	05/2018	2,243	2,200	0.6	2,198
Pentec Acquisition Sub, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	05/2017	-	(4)	-	(4)
PhysioTherapy Associates Holdings, Inc.*	Senior loan	L + 4.75%	6.01%	04/2018	577	566	0.2	578
Reliant Pro ReHab, LLC*	Senior loan	L + 4.75%	6.00%	06/2016	3,601	3,554	1.0	3,601
Reliant Pro ReHab, LLC	Senior loan	L + 4.75%	6.00%	06/2016	872	858	0.2	872
Reliant Pro ReHab, LLC	Senior loan	P + 3.75%	7.00%	06/2016	550	542	0.1	550
Renaissance Pharma (U.S.) Holdings Inc.	Senior loan	P + 4.25%	7.50%	06/2017	71	65	-	68
Renaissance Pharma (U.S.) Holdings Inc.	Senior loan	L + 5.25%	6.76%	06/2017	2,449	2,402	0.6	2,424
Surgical Information Systems, LLC	Second lien	L + 7.40%	8.91%	12/2015	4,291	4,235	1.1	4,291
WIL Research Company, Inc.*	Senior loan	L + 5.25%	6.75%	04/2018	792	781	0.2	788
					121,665	119,036	31.9	120,440
Home and Office Furnishings,
Housewares, and Durable Consumer
Top Knobs USA, Inc.*	Senior loan	L + 5.75%	7.76%	11/2016	1,094	1,079	0.3	1,094
WII Components, Inc.*	Senior loan	L + 4.75%	6.25%	07/2016	1,732	1,712	0.5	1,732
WII Components, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	07/2016	-	(1)	-	-
Zenith Products Corporation*	One stop	L + 5.50%	5.93%	09/2013	3,409	3,367	0.9	3,239
					6,235	6,157	1.7	6,065
Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group, Inc.*	One stop	L + 8.00%	9.50%	01/2017	16,807	16,525	4.5	16,807
Competitor Group, Inc.(4)	One stop	L + 8.00%	N/A (5)	01/2017	-	(8)	-	-
Competitor Group, Inc.	One stop	L + 8.00%	9.50%	01/2017	1,257	1,230	0.3	1,257
Cortz, Inc.*	Senior loan	L + 5.50%	7.00%	03/2014	6,609	6,582	1.8	6,609
Octane Fitness, LLC*	One stop	L + 5.50%	7.00%	12/2015	4,675	4,552	1.2	4,675
Pride Manufacturing Company, LLC*	Senior loan	L + 5.50%	7.25%	11/2015	737	728	0.2	722
The Service Companies*	Senior loan	L + 6.50%	9.00%	03/2014	6,612	6,557	1.8	6,612
					36,697	36,166	9.8	36,682
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*	One stop	L + 5.00%	5.22%	12/2013	8,845	8,737	2.4	8,845

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (Continued)

September 30, 2012

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Personal and Non-Durable Consumer
Products
Dr. Miracles, Inc.*	One stop	L + 7.50%	8.00% cash/2.00% PIK	03/2014	$3,092	$3,077	0.7%	$2,783
Massage Envy, LLC	One stop	L + 7.25%	8.50%	09/2018	63	45	-	47
Massage Envy, LLC	One stop	L + 7.25%	8.50%	09/2018	17,061	16,638	4.5	16,804
					20,216	19,760	5.2	19,634
Personal, Food and Miscellaneous
Services
Affordable Care Inc.*	Senior loan	L + 4.75%	6.25%	12/2015	3,525	3,490	0.9	3,525
Affordable Care Inc.(4)	Senior loan	L + 4.75%	N/A (5)	12/2015	-	(6)	-	-
Automatic Bar Controls, Inc.*	Senior loan	L + 5.75%	7.25%	03/2016	972	962	0.2	933
Automatic Bar Controls, Inc.(4)	Senior loan	L + 5.75%	N/A (5)	03/2016	-	(2)	-	(6)
Brasa (Holdings) Inc.*	Senior loan	L + 6.25%	7.50%	07/2019	5,126	4,976	1.3	5,049
Focus Brands Inc.	Second lien	L + 9.00%	10.25%	08/2018	6,481	6,363	1.8	6,578
Focus Brands Inc.	Senior loan	L + 5.00%	6.26%	02/2018	5,951	5,898	1.6	6,033
Ignite Restaurant Group, Inc.*	Senior loan	L + 4.75%	6.25%	03/2016	4,170	4,101	1.1	4,170
NVA Acquisition Company	Senior loan	L + 4.25%	5.50%	06/2016	1,881	1,867	0.5	1,881
PMI Holdings, Inc. (Papa Murphys)(4)	Senior loan	L + 5.25%	N/A (5)	06/2017	-	(3)	-	-
PMI Holdings, Inc. (Papa Murphys)	Senior loan	L + 5.25%	6.51%	06/2017	2,709	2,683	0.7	2,709
Restaurant Technologies, Inc.*	Senior loan	L + 4.75%	6.00%	05/2017	1,077	1,069	0.3	1,056
Restaurant Technologies, Inc.	Senior loan	L + 4.75%	6.00%	05/2017	117	116	-	114
Trusthouse Service Group, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	06/2018	-	(4)	-	-
Trusthouse Service Group, Inc.	Senior loan	P + 4.25%	7.50%	06/2017	82	77	-	82
Trusthouse Service Group, Inc.	Senior loan	L + 5.25%	6.75%	06/2018	2,976	2,926	0.8	2,976
Vetcor Merger Sub LLC*	One stop	L + 6.00%	7.50%	02/2015	9,646	9,646	2.6	9,646
					44,713	44,159	11.8	44,746
Personal Transportation
PODS Funding Corp. II	Subordinated debt	N/A	21.00% PIK	11/2017	2,802	2,802	0.7	2,802
PODS Funding Corp. II	Subordinated debt	N/A	21.00% PIK	11/2017	579	579	0.2	579
PODS Funding Corp. II	Second lien	N/A	10.50% cash/5.00% PIK	05/2017	447	441	0.1	447
PODS Funding Corp. II	Second lien	N/A	10.50% cash/5.00% PIK	05/2017	2,096	2,045	0.6	2,096
PODS Funding Corp. II	Senior loan	L + 7.00%	8.50%	11/2016	773	753	0.2	773
PODS Funding Corp. II*	Senior loan	L + 7.00%	8.50%	11/2016	5,955	5,807	1.6	5,955
					12,652	12,427	3.4	12,652
Printing and Publishing
Digital Technology International, LLC.	One stop	P + 6.00%	9.25%	09/2016	928	921	0.2	928
Digital Technology International, LLC.	One stop	L + 7.25%	8.75%	09/2016	6,333	6,230	1.7	6,333
Market Track, LLC*	Senior loan	L + 6.11%	7.36%	08/2018	3,150	3,104	0.8	3,103
Market Track, LLC(4)	Senior loan	L + 6.11%	N/A (5)	08/2018	-	(6)	-	(6)
Market Track, LLC(4)	Senior loan	L + 7.65%	N/A (5)	08/2018	-	(4)	-	(4)
Trade Service Company, LLC*	One stop	L + 5.25%	6.75%	06/2013	1,026	1,024	0.3	1,026
Trade Service Company, LLC*	One stop	N/A	10.00% cash/4.00% PIK	06/2013	765	764	0.2	765
Trade Service Company, LLC	One stop	L + 5.25%	N/A (5)	06/2013	-	-	-	-
					12,202	12,033	3.2	12,145
Retail Stores
Barcelona Restaurants, LLC*	One stop	L + 10.00%	11.50%	03/2017	4,964	4,878	1.3	4,964
Barcelona Restaurants, LLC(4)	One stop	L + 10.00%	N/A (5)	03/2017	-	(5)	-	-
Benihana, Inc.	One stop	L + 8.00%	9.25%	08/2017	365	329	0.1	335
Benihana, Inc.*	One stop	L + 8.00%	9.25%	02/2018	13,456	13,108	3.5	13,166
Bojangles' Restaurants, Inc.*	Senior loan	P + 5.50%	8.75%	08/2017	2,761	2,597	0.7	2,767
Chuy's OPCO, Inc.(4)	One stop	L + 7.00%	N/A (5)	05/2016	-	(2)	-	-
Chuy's OPCO, Inc.(4)	One stop	L + 7.00%	N/A (5)	05/2016	-	(9)	-	-
Chuy's OPCO, Inc.	One stop	L + 7.00%	8.50%	05/2016	942	929	0.3	942
DTLR, Inc. (fka Levtran)*	One stop	L + 8.00%	11.00%	12/2015	7,904	7,806	2.1	7,904
The Marshall Retail Group, LLC(4)	Senior loan	L + 6.50%	N/A (5)	10/2016	-	(15)	-	-
The Marshall Retail Group, LLC*	Senior loan	L + 6.50%	8.00%	10/2016	10,414	10,238	2.8	10,414
Michaels Stores, Inc.	Senior loan	L + 2.25%	2.69%	10/2013	2,917	2,920	0.8	2,932
Restaurant Holding Company, LLC	Senior loan	L + 7.50%	9.00%	02/2017	9,517	9,350	2.6	9,660
Rubio's Restaurants, Inc*	One stop	L + 7.75%	8.75% cash/0.75% PIK	06/2015	8,246	8,149	2.2	8,246
Specialty Catalog Corp.	One stop	L + 6.00%	7.50%	07/2017	5,396	5,326	1.4	5,342
Specialty Catalog Corp.(4)	One stop	L + 6.00%	N/A (5)	07/2017	-	(8)	-	(8)
Vision Source L.P.(4)	One stop	L + 6.75%	N/A (5)	04/2016	-	(9)	-	-
Vision Source L.P.*	One stop	L + 6.75%	8.00%	04/2016	13,201	13,007	3.5	13,201
					80,083	78,589	21.3	79,865
Telecommunications
Hosting.com, Inc.*	Senior loan	L + 4.50%	5.76%	10/2016	846	836	0.2	846
Hosting.com, Inc.(4)	Senior loan	L + 4.50%	N/A (5)	10/2016	-	(2)	-	-
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	28	27	-	28
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	2,159	2,131	0.6	2,159
West Corporation(4)	Senior loan	L + 1.75%	N/A (5)	10/2012	-	(8)	-	-
					3,033	2,984	0.8	3,033
Utilities
PowerPlan Consultants, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	03/2017	-	(2)	-	-
PowerPlan Consultants, Inc.*	Senior loan	L + 5.25%	6.76%	03/2018	5,164	5,093	1.4	5,164
					5,164	5,091	1.4	5,164

Total debt investments United States					$658,309	$646,457	173.2%	$649,542

Fair Value as a percentage of Principal Amount								98.7%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (Continued)

September 30, 2012

(In thousands)

					Principal		Percentage
	Investment	Spread Above	Interest	Maturity	Amount/Shares/		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Equity investments
Aerospace and Defense
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	$670	0.2%	$753
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	147
						670	0.2	900
Automobile
ABRA, Inc.	LLC interest	N/A	N/A	N/A	208	1,471	0.4	1,688
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	-	4	-	4
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	-	62	-	62
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	-	18	-	18
						1,555	0.4	1,772
Banking
Prommis Solutions Inc.*	Preferred LLC interest	N/A	N/A	N/A	1	472	-	-
Prommis Solutions Inc.*	A-1 LLC interset	N/A	N/A	N/A	-	-	-	-
Prommis Solutions Inc.*	A-2 LLC interest	N/A	N/A	N/A	-	-	-	-
						472	-	-
Beverage, Food and Tobacco
Atkins Nutrionals, Inc.	LLC interest	N/A	N/A	N/A	57	796	0.3	1,063
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	7	691	0.2	691
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.2	619
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	0.1	193
						2,228	0.8	2,566
Diversified Conglomerate Manufacturing
Oasis Outsourcing Holdings, Inc.	LLC interest	N/A	N/A	N/A	1,088	1,088	0.4	1,385
Sunless Merger Sub, Inc.	Preferred stock	N/A	N/A	N/A	-	148	-	129
TIDI Products, LLC	LLC interest	N/A	N/A	N/A	315	315	0.1	315
						1,551	0.5	1,829
Diversified Conglomerate Service
Document Technologies, LLC	LLC interest	N/A	N/A	N/A	24	490	0.1	490
Employment Law Training, Inc.	LP interest	N/A	N/A	N/A	-	666	0.2	757
Marathon Data Operating Co., LLC	Common stock	N/A	N/A	N/A	1	264	0.1	264
Marathon Data Operating Co., LLC	Preferred stock	N/A	N/A	N/A	1	264	0.1	264
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	-	7
PC Helps Support, LLC	Preferred stock	N/A	N/A	N/A	-	61	-	61
Secure-24, LLC	LLC Units	N/A	N/A	N/A	253	253	0.1	253
						2,005	0.6	2,096
Finance
Pillar Processing LLC*		N/A	N/A	N/A	-	-	-	-

Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	-	-
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	13	1,273	0.4	1,369
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	695	0.2	695
Dialysis Newco, Inc.	LLC interest	N/A	N/A	N/A	871	871	0.2	871
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	-	102	-	102
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	-	38	-	38
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	514	0.1	514
National Healing Corporation	Preferred stock	N/A	N/A	N/A	695	799	0.3	1,127
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	569	0.2	569
Pentec Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	116	-	116
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	264	0.1	263
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	414
						5,722	1.6	6,078
Home and Office Furnishings,
Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	73	-	73

Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group, Inc.	Preferred stock	N/A	N/A	N/A	12	88	0.1	193
Competitor Group, Inc.	Common stock	N/A	N/A	N/A	-	87	-	107
						175	0.1	300
Personal and Non-Durable Consumer
Products
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.2	749

Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	271	-	-	-

Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	-	145	-	145
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	-	145
						290	-	290
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (Continued)

September 30, 2012

					Principal		Percentage
	Investment	Spread Above	Interest	Maturity	Amount/Shares/		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Retail Stores
Barcelona Restaurants, LLC	LP interest	N/A	N/A	N/A	1,996	$1,996	0.7%	$2,538
Benihana, Inc.	LLC interest	N/A	N/A	N/A	43	699	0.2	699
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.2	599
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	936	0.2	936
						4,576	1.3	4,772

Total equity investments United States						$20,066	5.7%	$21,425

Total United States						$666,523	178.9%	$670,967

Total investments						$669,841	179.4%	$672,910

* Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 6).

(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR or Prime and which reset daily, quarterly or semiannually. For each we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2012. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2012.
(3)	Loan was on non-accrual status as of September 30, 2012, meaning that the Company has ceased recognizing interest income on the loan.
(4)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(5)	The entire commitment was unfunded at September 30, 2012. As such, no interest is being earned on this investment.

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

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3.

Any changes to the valuation methodology are reviewed by the Company’s board of directors (the “Board”) to confirm that the changes are justified. As markets change, new investment products develop and the pricing for investment products becomes more or less transparent, the Company will continue to refine its valuation methodologies.

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

Restricted cash and cash equivalents:   Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash is held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. In addition, restricted cash and cash equivalents include amounts held within the Company’s small business investment companies (“SBICs”). This amount is generally restricted to the origination of new loans from the SBICs and the payment of U.S. Small Business Administration (“SBA”) debentures and related interest expense.

Revenue recognition:

Investments and related investment income:   Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. In addition, the Company may generate revenue in the form of commitment, origination, amendment, structuring fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. All other income is recorded into income when earned. The Company records prepayment premiums on loans as interest income. For the three and six months ended March 31, 2013, interest income included $780 and $1,513 of prepayment fees, respectively. For the three and six months ended March 31, 2012, interest income included $186 and $358 of prepayment fees, respectively. When the Company receives principal payments

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

on a loan in an amount that exceeds the loan’s accreted or amortized cost, it records the excess principal payment as interest income. For the three and six months ended March 31, 2013, interest income included $2,025 and $4,465, respectively, of accretion of discounts. For the three and six months ended March 31, 2012, interest income included $1,290 and $2,380, respectively, of accretion of discounts.

As of March 31, 2013 and September 30, 2012, the Company had interest receivable of $4,278 and $3,906, respectively. For the three and six months ended March 31, 2013, the Company earned interest of $19,617 and $37,944, respectively. For the three and six months ended March 31, 2012, the Company earned interest of $14,352 and $26,452, respectively. For the three and six months ended March 31, 2013, the Company received interest in cash, which excludes income from amortization of loan origination fees, original issue discount and market discount or premium, in the amounts of $16,559 and $32,864, respectively. For the three and six months ended March 31, 2012, the Company received interest in cash, which excludes income from amortization of loan origination fees, original issue discount and market discount or premium, in the amounts of $12,394 and $23,041, respectively. For the three and six months ended March 31, 2013, the Company received loan origination fees of $734 and $4,468, respectively. For the three and six months ended March 31, 2012, the Company received loan origination fees of $1,607 and $5,511, respectively. These loan origination fees are capitalized and amortized or accreted over the life of the loan as interest income.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2013, the Company capitalized $377 and $1,414, respectively, of PIK interest into the principal balance. For the three and six months ended March 31, 2012, the Company capitalized $478 and $765, respectively, of PIK interest into the principal balance. For the three and six months ended March 31, 2013, the Company received PIK payments in cash of $516 and $847, respectively. For the three and six months ended March 31, 2012, the Company received PIK payments in cash of $264 and $367, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and six months ended March 31, 2013, the Company recorded dividend income of $479 and $746, respectively. For the three and six months ended March 31, 2012, the Company recorded dividend income of zero and $377, respectively.

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

Non-accrual loans:   A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The total fair value of non-accrual loans was $2,392 and $3,222 as of March 31, 2013 and September 30, 2012, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions into the next tax year in an amount less than what would trigger payments of federal income tax under subchapter M of the Code. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2013 and 2012, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 —  Income Taxes. ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through December 31, 2012. The 2009 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred financing costs:   Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2013 and September 30, 2012, the Company had deferred financing costs of $7,029 and $5,898, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three and six months ended March 31, 2013 was $717 and $1,084, respectively. Amortization expense for the three and six months ended March 31, 2012 was $357 and $697, respectively.

Deferred offering costs:   Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of March 31, 2013 and September 30, 2012, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $188 and $130, respectively.

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

The base management fee is calculated at an annual rate equal to 1.375% of average adjusted gross assets at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Such amount is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee is reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company.

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

For the three and six months ended March 31, 2013, the Income Incentive Fee was $2,468 and $4,862, respectively.

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

The Company accrues the Capital Gain Incentive Fee if, on a cumulative basis, the sum of net realized gains and (losses) plus net unrealized appreciation and (depreciation) is positive. The Capital Gain Incentive Fee is calculated on a cumulative basis from April 13, 2012 through the end of each calendar year. For the three and six months ended March 31, 2013 and 2012, the Capital Gain Incentive Fee was zero.

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

Included in accounts payable and accrued expenses is $610 and $507 as of March 31, 2013 and September 30, 2012, respectively, for accrued allocated shared services under the Administration Agreement. The administrative service fee expense under the Administration Agreement for the three and six months ended March 31, 2013 was $610 and $1,158, respectively. The administrative service fee expense under the Administration Agreement for the three and six months ended March 31, 2012 was $455 and $718, respectively.

Other related party transactions:   The Investment Manager and the Administrator pay for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies and rating agency fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Investment Manager and the Administrator during the three and six months ended March 31, 2013 were $279 and $279, respectively. Total expenses reimbursed to the Investment Manager and the Administrator during the three and six months ended March 31, 2012 were $92 and $199, respectively.

As of March 31, 2013 and September 30, 2012, included in accounts payable and accrued expenses were $272 and $40, respectively, for accrued expenses paid on behalf of the Company by the Investment Manager and the Administrator.

Note 4. Investments

Investments consisted of the following:

	March 31, 2013			September 30, 2012
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$269,137	$264,917	$261,768	$280,579	$275,736	$273,989
One stop	383,209	376,687	382,253	267,393	262,876	265,705
Second lien(1)	76,356	75,390	76,572	44,856	43,348	44,367
Subordinated debt	43,951	43,334	41,826	68,859	67,815	67,424
Equity	N/A	23,540	26,023	N/A	20,066	21,425
Total	$772,653	$783,868	$788,442	$661,687	$669,841	$672,910

(1) Second lien loans include loans structured as first lien last out term loans as they have similar risk characteristics.

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

	March 31, 2013		September 30, 2012
Cost:
United States
Mid-Atlantic	$120,271	15.3%	$76,509	11.5%
Midwest	177,197	22.6	152,119	22.7
West	118,880	15.2	120,228	17.9
Southeast	207,901	26.5	178,316	26.6
Southwest	104,860	13.4	84,424	12.6
Northeast	51,027	6.5	54,927	8.2
Canada	3,732	0.5	3,318	0.5
Total	$783,868	100.0%	$669,841	100.0%

Fair Value:
United States
Mid-Atlantic	$119,305	15.1%	$72,671	10.8%
Midwest	176,559	22.4	152,527	22.6
West	119,949	15.2	122,371	18.2
Southeast	212,102	26.9	181,398	27.0
Southwest	106,960	13.6	85,633	12.7
Northeast	52,645	6.7	56,367	8.4
Canada	922	0.1	1,943	0.3
Total	$788,442	100.0%	$672,910	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The industry compositions of the portfolio at fair value were as follows:

	March 31, 2013		September 30, 2012
Cost:
Aerospace and Defense	$19,478	2.5%	$8,715	1.3%
Automobile	26,469	3.4	23,199	3.5
Banking	1,361	0.2	1,329	0.2
Beverage, Food and Tobacco	58,350	7.4	49,685	7.4
Broadcasting and Entertainment	-	-	3,969	0.6
Buildings and Real Estate	7,637	1.0	7,391	1.1
Cargo Transport	9,310	1.2	1,667	0.2
Chemicals, Plastics and Rubber	6,155	0.8	8,920	1.3
Containers, Packaging and Glass	3,674	0.5	4,451	0.7
Diversified Conglomerate Manufacturing	45,466	5.8	40,923	6.1
Diversified Conglomerate Service	104,025	13.3	74,781	11.2
Diversified Natural Resources, Precious Metals and Minerals	-	-	4,482	0.7
Electronics	62,216	7.9	63,142	9.4
Farming and Agriculture	2,708	0.3	2,782	0.4
Finance	31,120	4.0	14,363	2.2
Healthcare, Education and Childcare	129,025	16.5	124,758	18.6
Home and Office Furnishings, Housewares and Durable Consumer	7,157	0.9	6,230	0.9
Insurance	9,685	1.2	-	-
Leisure, Amusement, Motion Pictures and Entertainment	44,609	5.7	39,659	5.9
Mining, Steel, Iron and Non-Precious Metals	5,620	0.7	8,737	1.3
Personal and Non-Durable Consumer Products	26,749	3.4	20,509	3.1
Personal, Food and Miscellaneous Services	45,759	5.8	12,427	1.9
Personal Transportation	13,818	1.8	44,159	6.6
Printing and Publishing	12,033	1.5	12,323	1.8
Retail Stores	104,563	13.3	83,165	12.4
Telecommunications	2,157	0.3	2,984	0.4
Utilities	4,724	0.6	5,091	0.8
Total	$783,868	100.0%	$669,841	100.0%

Fair Value:
Aerospace and Defense	$19,919	2.6%	$8,969	1.3%
Automobile	27,107	3.5	23,567	3.5
Banking	178	-	521	0.1
Beverage, Food and Tobacco	60,676	7.7	50,686	7.5
Broadcasting and Entertainment	-	-	3,992	0.6
Buildings and Real Estate	4,296	0.5	6,266	0.9
Cargo Transport	9,905	1.3	1,686	0.3
Chemicals, Plastics and Rubber	6,313	0.8	9,070	1.3
Containers, Packaging and Glass	3,740	0.5	4,508	0.7
Diversified Conglomerate Manufacturing	46,338	5.9	41,583	6.2
Diversified Conglomerate Service	105,739	13.4	76,002	11.3
Diversified Natural Resources, Precious Metals and Minerals	-	-	4,593	0.7
Electronics	62,986	8.0	64,398	9.6
Farming and Agriculture	2,734	0.3	2,814	0.4
Finance	29,600	3.8	10,779	1.6
Healthcare, Education and Childcare	130,393	16.5	126,518	18.8
Home and Office Furnishings, Housewares and Durable Consumer	7,236	0.9	6,138	0.9
Insurance	9,818	1.2	-	-
Leisure, Amusement, Motion Pictures and Entertainment	42,486	5.4	38,925	5.8
Mining, Steel, Iron and Non-Precious Metals	5,651	0.7	8,845	1.3
Personal and Non-Durable Consumer Products	26,988	3.4	20,383	3.0
Personal, Food and Miscellaneous Services	46,751	5.9	44,746	6.6
Personal Transportation	14,114	1.8	12,652	1.9
Printing and Publishing	11,936	1.5	12,435	1.8
Retail Stores	106,575	13.5	84,637	12.6
Telecommunications	2,180	0.3	3,033	0.5
Utilities	4,783	0.6	5,164	0.8
Total	$788,442	100.0%	$672,910	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 5. Fair Value Measurements

The Company follows ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the categorization of an asset or a liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among level 1, 2 and 3 of the fair value hierarchy for investments during the six months ended March 31, 2013 and 2012. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Level 1 assets and liabilities are valued using quoted market prices. Level 2 assets and liabilities are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 assets and liabilities are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuation of debt and equity securities without readily available market quotations subject to review by an independent valuation firm. All assets (other than cash and cash equivalents) and liabilities as of March 31, 2013 and September 30, 2012 were valued using Level 3 inputs of the fair value hierarchy.

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

The following table presents fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

As of March 31, 2013:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$762,419	$762,419
Equity investments(1)	-	-	26,023	26,023
	$-	$-	$788,442	$788,442

As of September 30, 2012:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$651,485	$651,485
Equity investments(1)	-	-	21,425	21,425
	$-	$-	$672,910	$672,910

(1) Refer to the consolidated schedules of investments for further details.

The net change in unrealized appreciation for the three and six months ended March 31, 2013 reported within the net change in unrealized appreciation on investments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held as of March 31, 2013 was $3,346 and $4,882, respectively. The net change in unrealized appreciation for the three and six months ended March 31, 2012 reported within the net change in unrealized appreciation on investments and the net change in unrealized appreciation on derivative instruments in the Company’s consolidated

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

statements of operation attributable to the Company’s Level 3 assets held as of March 31, 2012 was $3,623 and $2,425, respectively.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2013:

	Six months ended March 31, 2013
	Debt Investments	Equity Investments	Total

Fair value, beginning of period	$651,485	$21,425	$672,910

Net change in unrealized appreciation on investments	384	1,121	1,505
Realized gain on investments	55	39	94
Fundings of revolving loans, net	4,242	-	4,242
Fundings of investments	284,421	4,144	288,565
PIK interest	567	-	567
Proceeds from principal payments and sales of portfolio investments	(183,200)	(706)	(183,906)
Amortization of discount and premium	4,465	-	4,465
Fair value, end of period	$762,419	$26,023	$788,442

The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2012:

	Six months ended March 31, 2012
	Debt Investments	Equity Investments	Derivative instruments(1)	Total

Fair value, beginning of period	$450,437	$9,390	$(1,845)	$457,982

Net change in unrealized appreciation (depreciation) on investments and derivative instruments	4,271	104	3,325	7,700
Realized (loss) gain on investments and derivative instruments	(4,933)	1	1,591	(3,341)
Fundings of revolving loans, net	616	-	-	616
Fundings of investments	229,209	8,398	-	237,607
PIK Interest	398	-	-	398
Proceeds from principal payments and sales of portfolio investments	(86,408)	(66)	-	(86,474)
Proceeds from derivative instruments(1)	-	-	(1,591)	(1,591)
Amortization of discount and premium	2,380	-	-	2,380
Fair value, end of period	$595,970	$17,827	$1,480	$615,277

(1) Refer to Note 7 for additional disclosures.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The following table presents quantitative information about the significant unobservable inputs of the Company’s level 3 investments as of March 31, 2013:

Quantitative information about Level 3 Fair Value Measurements
	Fair value at March 31, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior secured loans(1)(2)	$218,966	Market comparable companies	EBITDA multiples	5.0x - 14.7x (8.8x)
		Market rate approach	Market interest rate	4.9% - 15.5% (7.3%)

One stop loans(3)	$379,988	Market comparable companies	EBITDA multiples	5.7x - 14.7x (9.4x)
		Market rate approach	Market interest rate	5.9% - 11.5% (8.9%)

Subordinated and second lien loans(4)	$80,850	Market comparable companies	EBITDA multiples	7.0x - 16.5x (9.3x)
		Market rate approach	Market interest rate	8.0% - 21.0% (13.4%)

Equity securities	$26,023	Market comparable companies	EBITDA multiples	5.5x - 14.7x (9.2x)

(1) Excludes $38,980 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.

(2) Excludes $3,822 of loans at fair value. These loans were valued using only EBITDA multiples or on a liquidation basis.

(3) Excludes $2,265 of loans at fair value. These loans were valued using only EBITDA multiples or on a liquidation basis.

(4) Excludes $37,548 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.

The following table presents quantitative information about the significant unobservable inputs of the Company’s level 3 investments as of September 30, 2012:

Quantitative information about Level 3 Fair Value Measurements
	Fair value at September 30, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior secured loans(1)(2)	$216,063	Market comparable companies	EBITDA multiples	4.5x - 14.5x (8.5x)
		Market rate approach	Market interest rate	2.7% - 28.0% (7.9%)

One stop loans	$265,705	Market comparable companies	EBITDA multiples	4.7x - 14.5x (8.9x)
		Market rate approach	Market interest rate	5.2% - 23.0% (8.9%)

Subordinated and second lien loans(3)(4)	$97,946	Market comparable companies	EBITDA multiples	6.5x - 11.0x (8.4x)
		Market rate approach	Market interest rate	8.0% - 21.0% (12.8%)

Equity securities	$21,425	Market comparable companies	EBITDA multiples	4.5x - 14.5x (9.0x)

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

The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt liabilities as of March 31, 2013 and September 30, 2012. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of March 31, 2013		As of September 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt	$385,700	$388,425	$352,300	$358,046

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of March 31, 2013, the Company’s asset coverage for borrowed amounts was 298.6%.

Debt Securitization:  On July 16, 2010, the Company completed a $300,000 term debt securitization (“Debt Securitization”). The notes (“Notes”) offered in the Debt Securitization were issued by Golub Capital BDC 2010-1 LLC (the “Issuer”), a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A Notes and Class B Notes are secured by the assets held by the Issuer. The Debt Securitization was executed through a private placement of $174,000 of Aaa/AAA Class A Notes of the Issuer which, as amended, bear interest at three-month LIBOR plus 1.74%. The $10,000 face amount of Class B Notes bears interest at a rate of three-month LIBOR plus 2.40%, and the $116,000 face amount of Subordinated Notes does not bear interest. In partial consideration for the loans transferred to the Issuer as part of the Debt Securitization, Holdings retained all of the Class B and Subordinated Notes totaling $10,000 and $116,000, respectively, and all of the membership interests in the Issuer, which Holdings initially purchased for two hundred and fifty dollars. On February 15, 2013, the Company amended the Debt Securitization to issue an additional $29,000 in Class A Notes, $2,000 in Class B Notes and $19,000 in Subordinated Notes. The additional Class A Notes of the Issuer were sold through a private placement and the additional Class B Notes and additional Subordinated Notes were retained by Holdings. The Class A Notes are included in the March 31, 2013 and September 30, 2012 consolidated statements of financial condition. The Class B Notes and the Subordinated Notes are eliminated in consolidation.

From the closing date until July 20, 2015, all principal collections received on the underlying collateral may be used by the Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the Debt Securitization over this period. The Notes are scheduled to mature on July 20, 2023.

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

As of March 31, 2013 and September 30, 2012, there were 87 and 81 portfolio companies with a total fair value of $308,526 and $290,097, respectively, securing the Notes. The pool of loans in the Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The interest charged under the Debt Securitization is based on three-month LIBOR, which as of March 31, 2013 was 0.3%. For the three and six months ended March 31, 2013, the effective annualized average interest rate, which includes amortization of debt issuance costs on the Debt Securitization, was 2.6% and 2.9%, respectively. For the three and six months ended March 31, 2013, interest expense was $1,096 and $2,319, respectively. Cash paid for interest during the three and six months ended March 31, 2013 was $1,209 and $2,507, respectively. For the three and six months ended March 31, 2012, the effective annualized average interest rate, which includes amortization of debt issuance costs on the Debt Securitization, was 3.3% and 3.3%, respectively. For the three and six months ended March 31, 2012, interest expense was $1,288 and $2,523, respectively. Cash paid for interest during the three and six months ended March 31, 2012 was $1,249 and $2,427, respectively.

The classes, amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A Notes are as follows:

Description	Class A Notes

Type	Senior Secured Floating Rate
Amount Outstanding	$203,000
Moody's Rating	"Aaa"
S&P Rating	"AAA"
Interest Rate	LIBOR + 1.74%
Stated Maturity	July 20, 2023

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225,000 and the maximum amount that may be issued by a single SBIC licensee is $150,000. As of March 31, 2013, SBIC IV had $135,000 of outstanding SBA-guaranteed debentures and SBIC V had no outstanding debentures, leaving incremental borrowing capacity of $15,000 and $75,000 for SBIC IV and SBIC V, respectively, under present SBIC regulations. As of September 30, 2012, SBIC IV had $123,500 of outstanding SBA-guaranteed debentures.

SBIC IV may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of March 31, 2013, the Company had committed and funded $75,000 to SBIC IV and had SBA-guaranteed debentures of $135,000 outstanding which mature between March 2021 and March 2023. The interest rate on the $135,000 of outstanding debentures was fixed at an average annualized interest rate of 3.4%. For the three and six months ended March 31, 2013, the effective annualized average interest rate, which includes amortization of fees paid on the debentures, was 3.7% and 3.8%, respectively. For the three and six months ended March 31, 2013, interest expense was $1,093 and $2,185, respectively. Cash paid for interest during the three and six months ended March 31, 2013 was $2,133 and $2,133, respectively. For the three and six months ended March 31, 2012, the effective annualized average interest rate, which includes amortization of fees paid on the debentures, was 3.2% and 3.3%, respectively. For the three and six months ended March 31, 2012, interest expense was $702 and $1,330, respectively. Cash paid for interest during the three and six months ended March 31, 2012 was $1,210 and $1,210, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

SBIC V may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements including, but not limited to, an examination by the SBA. As of March 31, 2013, the Company had committed $37,500 and funded $10,000 to SBIC V.

Revolving Credit Facility:   On July 21, 2011, Golub Capital BDC Funding LLC (“Funding”), a wholly owned subsidiary of the Company, entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender. Effective March 8, 2013, Funding entered into an amendment to the documents governing Funding’s Credit Facility to, among other things, decrease the size of the Credit Facility from $150,000 to $100,000.

The period from the closing date until October 21, 2013 is referred to as the reinvestment period. All amounts outstanding under the Credit Facility are required to be repaid by October 20, 2017. Through the reinvestment period, the Credit Facility bears interest at one-month LIBOR plus 2.25% per annum. After the reinvestment period, the rate will reset to LIBOR plus 2.75% per annum for the remaining term of the Credit Facility. In addition to the stated interest expense on the Credit Facility, the Company is required to pay a fee of 0.50% per annum on any unused portion of the Credit Facility up to $30,000 and 2.00% on any unused portion in excess of $30,000. On January 25, 2013, the Credit Facility was amended to, among other things, amend the fee on the unused portion of the Credit Facility to 0.50% for the period from December 13, 2012 through January 28, 2013. From January 28, 2013 through March 8, 2013, the Company paid a fee of 0.50% per annum on any unused portion of the Credit Facility up to $60,000 and 2.00% on any unused portion in excess of $60,000. From March 8, 2013 and thereafter, the Company will pay a fee of 0.50% per annum on any unused portion of the Credit Facility up to $40,000 and 2.00% on any unused portion in excess of $40,000. Additionally, the Company received a one-time interest expense credit of $125 during the three months ended March 31, 2013.

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

As of March 31, 2013 and September 30, 2012, the Company had outstanding debt under the Credit Facility of $47,700 and $54,800, respectively. For the three and six months ended March 31, 2013, the Company had borrowings on the Credit Facility of $65,300 and $161,450 and repayments on the Credit Facility of $80,050 and 139,550, respectively. For the three and six months ended March 31, 2012, the Company had borrowings on the Credit Facility of $34,200 and $69,717 and repayments on the Credit Facility of $37,900 and 37,900, respectively. For the three and six months ended March 31, 2013, the effective annualized average interest rate on outstanding borrowings, which includes amortization of debt financing costs, was 3.5% and 2.7%, respectively. For the three and six months ended March 31, 2013, interest expense was $386 and $699, respectively. Cash paid for interest during the three and six months ended March 31, 2013 was $402 and $650, respectively. For the three and six months ended March 31, 2012, the effective annualized average interest rate on outstanding borrowings, which includes amortization of debt financing costs, was 3.0% and 3.0%, respectively. For the three and six months ended March 31, 2012, interest expense was $233 and $397, respectively. Cash paid for interest during the three and six months ended March 31, 2012 was $244 and $369, respectively.

The average total debt outstanding (including the debt under the Debt Securitization, SBA debentures and Credit Facility) for the three and six months ended March 31, 2013 was $375,771 and $357,066, respectively. The average total debt outstanding (including the debt under the Debt Securitization, SBA debentures and Credit Facility) for the three and six months ended March 31, 2012 was $301,108 and $287,205, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2013, the effective annualized average interest rate on the Company’s total debt outstanding was 3.5% and 3.5%, respectively. For the three and six months ended March 31, 2012, the effective annualized average interest rate on the Company’s total debt outstanding was 3.4% and 3.4%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2013 is as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt Securitization	$203,000	$-	$-	$-	$203,000
SBA debentures	135,000	-	-	-	135,000
Credit Facility	47,700	-	-	47,700	-
Total borrowings	$385,700	$-	$-	$47,700	$338,000

Note 7. Derivative Instruments

The Company had sold or terminated all of its derivative instruments prior to September 30, 2012. The following table summarizes realized and unrealized gains and losses on derivative instruments recorded by the Company for the three and six months ended March 31, 2012 and the location on the consolidated statements of operations:

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

Note 8. Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $59,846 and $56,547 under various undrawn revolvers and other credit facilities as of March 31, 2013 and September 30, 2012, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31
Per share data(1):	2013	2012
Net asset value at beginning of period	$14.60	$14.56
Net increase in net assets as a result of public offerings	0.13	-
Dividends and distributions declared	(0.64)	(0.64)
Net investment income	0.66	0.59
Net realized loss on investments	-	(0.22)
Net realized gain on derivative instruments	-	0.04
Net change in unrealized appreciation on investments	0.05	0.19
Net change in unrealized appreciation on derivative instruments	-	0.17
Net asset value at ending of period	$14.80	$14.69

Per share market value at end of period	$16.51	$15.27
Total return based on market value(2)	7.86%	7.14%
Total return based on average net asset value*	9.66%	10.43%
Shares outstanding at end of period	33,754,512	25,639,371

Ratios/Supplemental Data:

Ratio of expenses (without incentive fees) to average net assets*	6.21%	6.56%
Ratio of incentive fees to average net assets*(3)	2.18%	1.39%
Ratio of total expenses to average net assets*(3)	8.39%	7.95%
Ratio of net investment income to average net assets*	8.95%	7.93%

Net assets at end of period	$499,653	$376,725
Average debt outstanding	$357,066	$287,205
Average debt outstanding per share	$10.58	$11.20
Portfolio turnover*	49.94%	31.91%

*	Annualized for a period less than one year
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return based on market value assumes dividends are reinvested.
(3)	During the six months ended March 31, 2012, the Investment Adviser irrevocably waived $647 of incentive fees attributable to the TRS. Had the Investment Adviser not waived these fees, the annualized ratio of incentive fees to average net assets and the annualized ratio of total expenses to average net assets would have been 1.77% and 8.32%, respectively, for the six months ended March 31, 2012.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2013 and 2012:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Earnings available to stockholders	$12,251	$11,431	$21,570	$17,621
Basic and diluted weighted average shares outstanding	32,532,794	24,059,623	30,207,933	22,890,820
Basic and diluted earnings per share	$0.38	$0.48	$0.71	$0.77

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during the six months ended March 31, 2013 and 2012:

			Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

Six months ended March 31, 2013
2/5/2013	3/14/2013	3/28/2013	$0.32	$10,370	26,914	$423
11/27/2012	12/14/2012	12/28/2012	$0.32	$8,804	23,115	$342

Six months ended March 31, 2012
2/2/2012	3/16/2012	3/29/2012	$0.32	$7,381	55,416	$805
12/7/2011	12/19/2011	12/29/2011	$0.32	$6,580	25,052	$375

Note 12. Subsequent Events

On May 1, 2013, the Company’s Board declared a quarterly distribution of $0.32 per share payable on June 27, 2013 to holders of record as of June 13, 2013.

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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a business development company and a RIC we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with $8.0 billion in capital under management, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us.

Under an investment advisory agreement, or the Investment Advisory Agreement, entered into on April 14, 2010, and amended and restated on July 16, 2010, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Our board of directors most recently reapproved the Investment Advisory Agreement on February 5, 2013. We entered into an administration agreement, or the Administration Agreement, with GC Service Company, LLC, or including, as the context may require, Golub Capital LLC after the assignment of the Administration Agreement to Golub Capital LLC on February 5, 2013, the Administrator, under which we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of March 31, 2013, our portfolio at fair value was comprised of 33.2% senior secured loans, 48.5% one stop loans, 9.7% second lien loans, 5.3% subordinated loans and 3.3% equity securities. As of September 30, 2012, our portfolio at fair value was comprised of 40.7% senior secured loans, 39.5% one stop loans, 6.6% second lien loans, 10.0% subordinated loans and 3.2% equity.

As of March 31, 2013 and September 30, 2012, we had debt and equity investments in 135 and 121 portfolio companies, respectively. For the three and six months ended March 31, 2013, our income producing assets had a weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield of 9.5% and 9.6% and a weighted average annualized investment income (which includes interest income and amortization of fees and discounts) yield of 10.6% and 10.9%, respectively. For the three and six months ended March 31, 2012, our income producing assets had a weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield of 9.6% and 9.4% and a weighted average annualized investment income (which includes interest income and amortization of fees and discounts) yield of 10.5% and 10.4%, respectively.

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

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment or derivative instrument without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Expenses: Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we pay interest expense on our outstanding debt. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•	organizational expenses;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	investment advisory and management fees;
•	administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with evaluating and making, investments in portfolio companies, including costs associated with meeting financial sponsors;
•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration fees;
•	all costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs associated with individual or group stockholders;

•	costs associated with compliance under the Sarbanes-Oxley Act of 2002;
•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or the Administrator in connection with administering our business.

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expenses and costs relating to future offerings of securities would be additive to the expenses described above.

GC Advisors, as collateral manager for Golub Capital BDC 2010-1 LLC, or the Securitization Issuer, under the collateral management agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the Securitization Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. This fee, which is less than the management fee payable under the Investment Advisory Agreement, is paid directly by the Securitization Issuer to GC Advisors and offset against such management fee. Accordingly, the 1.375% management fee paid by us to GC Advisors under the Investment Advisory Agreement on all of our assets, including those indirectly held through the Securitization Issuer, is reduced, on a dollar-for-dollar basis, by an amount equal to such 0.35% fee paid to GC Advisors by the Securitization Issuer. The term “collection period” refers to a quarterly period running from the day after the end of the prior collection period to the fifth business day of the calendar month in which a payment date occurs. This fee may be waived by the collateral manager. The collateral management agreement does not include any incentive fee payable to GC Advisors. In addition, the Securitization Issuer paid Wells Fargo Securities, LLC a structuring and placement fee for its services in connection with the initial structuring and subsequent amendment of a $350 million term debt securitization, or the Debt Securitization. The Securitization Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports and providing required services in connection with the administration of the Debt Securitization. The administrative expenses are paid by the Securitization Issuer on each payment date in two parts: (1) a component that is paid in a priority to other amounts distributed by the Securitization Issuer, subject to an administrative expense cap equal to the sum of 0.04% per annum on the adjusted principal balance of the portfolio loans and other assets held by the Securitization Issuer on the last day of the collection period relating to such payment date, plus $150,000 per annum, and (2) a component that is paid in a subordinated position relative to other amounts distributed by the Securitization Issuer, equal to any amounts that exceed the aforementioned administrative expense cap. We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

Based on new investment commitments closed in April and our pipeline for the rest of the quarter, we believe new originations will be strong for the quarter ended June 30, 2013.  The increase in new investment commitments is driven by opportunistic refinancings as well as a pick-up in M&A activity.

On May 1, 2013, our board of directors declared a quarterly distribution of $0.32 per share payable on June 27, 2013 to holders of record as of June 13, 2013.

Consolidated Results of Operations

Consolidated operating results for the three and six months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31,		Variances	Six months ended March 31,		Variances
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(In thousands)

Interest income	$17,592	$13,062	$4,530	$33,479	$24,072	$9,407
Income from amortization of discounts and origination fees	2,025	1,290	735	4,465	2,380	2,085
Dividend income	479	-	479	746	377	369

Total investment income	20,096	14,352	5,744	38,690	26,829	11,861

Total expenses	9,702	7,287	2,415	18,719	13,423	5,296

Net investment income	10,394	7,065	3,329	19,971	13,406	6,565
Net realized (losses) gains on investments and derivative instruments	-	(2,093)	2,093	94	(3,944)	4,038
Net change in unrealized appreciation (depreciation) on investments and derivative instruments	1,857	6,459	(4,602)	1,505	8,159	(6,654)

Net income	$12,251	$11,431	$820	$21,570	$17,621	$3,949

Average earning portfolio company investments, at fair value	$747,683	$553,494	$194,189	$705,707	$517,562	$188,145

Average debt outstanding	$375,771	$301,108	$74,663	$357,066	$287,205	$69,861

The results of operations for the three and six months ended March 31, 2013 and 2012 may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Interest income increased by $4.5 million from the three months ended March 31, 2012 to the three months ended March 31, 2013 and was primarily driven by an increase of $194.2 million in the weighted average investment balance as the weighted average annualized interest income yield (which excludes income resulting from amortization of fees and discounts) remained relatively flat at 9.6% for the three months ended March 31, 2012 as compared to 9.5% for the three months ended March 31, 2013.

Interest income increased by $9.4 million from the six months ended March 31, 2012 to the six months ended March 31, 2013 and was primarily driven by an increase of $188.1 million in the weighted average investment balance. To a lesser extent, the increase in interest income was also caused by an increase in the weighted average annualized interest income yield (which excludes income resulting from amortization of fees and discounts) from 9.4% for the six months ended March 31, 2012 to 9.6% for the six months ended March 31, 2013.

Income from the accretion of discounts and amortization of premiums increased by $0.7 million from the three months ended March 31, 2012 to the three months ended March 31, 2013. Income from the accretion of discounts and amortization of premiums increased by $2.1 million from the six months ended March 31, 2012 to the six months ended March 31, 2013. Income from the accretion of discounts and the amortization of premiums may fluctuate from quarter-to-quarter depending on the average fair value of investments outstanding, the volume of payoffs and the discounts and premiums on the loans at the time of payoffs.

For the three and six months ended March 31, 2013, we recorded dividend income of $479 and $746, respectively. For the three and six months ended March 31, 2012, we recorded dividend income of zero and $377, respectively.

Annualized interest income yield (which excludes income resulting from amortization of fees and discounts) by security type for the three and six months ended March 31, 2013 and 2012 was as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Senior secured	7.3%	7.4%	7.3%	7.4%
One stop	8.9%	8.9%	8.9%	8.8%
Second lien(1)	11.8%	11.8%	11.5%	11.3%
Subordinated debt	13.6%	14.1%	13.9%	14.0%

(1) Second lien loans include loans structured as first lien last out term loans.

Interest rate yields remained relatively consistent as pricing on new originations remained relatively consistent during the past year. For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three and six months ended March 31, 2013 and 2012:

	Three months ended March 31,		Variances	Six months ended March 31,		Variances
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(In thousands)

Interest and other debt financing expenses	$3,292	$2,580	$712	$6,287	$4,946	$1,341
Base management fee	2,686	2,093	593	5,154	3,967	1,187
Incentive fee	2,468	1,434	1,034	4,862	2,344	2,518
Professional fees	512	559	(47)	1,006	1,147	(141)
Administrative service fee	610	455	155	1,158	718	440
General and administrative expenses	134	166	(32)	252	301	(49)

Total expenses	$9,702	$7,287	$2,415	$18,719	$13,423	$5,296

Interest and other debt financing expenses increased by $0.7 million from the three months ended March 31, 2012 to the three months ended March 31, 2013 primarily due to an increase in the weighted average of outstanding borrowings from $301.1 million for the three months ended March 31, 2012 to $375.8 million for the three months ended March 31, 2013. The increase in debt was driven by an amendment to increase our Debt Securitization from $174.0 million to $203.0 million as well an increase in our use of debt through one of our small business investment company, or SBIC, subsidiaries and our revolving credit facility, or the Credit Facility, which had outstanding balances of $135.0 million and $47.7 million, respectively, as of March 31, 2013 and $123.5 million and $34.2 million, respectively, as of March 31, 2012. To a lesser extent, the increase in interest expense was also caused by an increase in the effective annualized average interest rate on our outstanding debt from 3.4% for the three months ended March 31, 2012 to 3.5% for the three months ended March 31, 2013.

Interest and other debt financing expenses increased by $1.3 million from the six months ended March 31, 2012 to the six months ended March 31, 2013 primarily due to an increase in the weighted average of outstanding borrowings from $287.2 million for the six months ended March 31, 2012 to $357.1 million for the six months ended March 31, 2013. To a lesser extent, the increase in interest expense was also caused by an increase in the effective annualized average interest rate on our outstanding debt from 3.4% for the six months ended March 31, 2012 to 3.5% for the six months ended March 31, 2013.

The base management fee increased as a result of a sequential increase in average assets and average investments from March 31, 2012 to March 31, 2013. The administrative service fee expense increased during this same period due to an increase in costs associated with servicing a growing investment portfolio. In addition, as permitted under the Administration Agreement, beginning January 1, 2012, an allocable portion of the cost of our chief compliance officer and chief financial officer and their respective staffs were charged to us, which also partially related to the increase in the administrative service fee from the six months ended March 31, 2012 to the six months ended March 31, 2013. These costs are permitted to be charged under the terms of the Administration Agreement but were previously being waived by the Administrator.

The incentive fee increased by $1.0 million and $2.5 million from the three and six months ended March 31, 2012 to the three and six months ended March 31, 2013, respectively, as a result of the increase in pre-incentive fee net investment income. In addition, as further described below, the incentive fee for the six months ended March 31, 2012 was reduced by $0.6 million as GC Advisors irrevocably waived the incremental portion of the incentive fee attributable from the total return swap, or TRS, interest spread payments.

As described in the “Net Realized and Unrealized Gains and Losses” section below, we entered into the TRS with Citibank, N.A., or Citibank, for the purpose of gaining economic exposure to a portfolio of broadly syndicated loans. We subsequently terminated the TRS on April 11, 2012. For the periods ending September 30, 2011 and prior, we had included interest spread payments, which represent the difference between the interest and fees received on the referenced assets underlying the TRS and the interest paid to Citibank on the settled notional value of the TRS, from the TRS in the capital gains component of the incentive fee calculation as this is consistent with generally accepted accounting principles in the United States of America, or GAAP, which records such payments in net realized gains/(losses) on derivative instruments in the consolidated statement of operations. However, we changed our methodology during the three months ended December 31, 2011 pursuant to discussions with the staff, or the Staff, of the SEC, resulting in the TRS interest spread payments being included in the income component of the incentive fee calculation.

For the three and six months ended March 31, 2012, the Company received interest spread payments of $0.9 million and $1.6 million, respectively. For the three months ended December 31, 2011, including the interest spread payments from the TRS in the income component of the incentive fee calculation caused an increase in the incentive fee by $0.6 million. Upon reviewing the incentive fee calculation and the treatment of the interest spread payments from the TRS, the Investment Adviser irrevocably waived the incremental portion of the incentive fee attributable from the TRS interest spread payments for the three months ended December 31, 2011. For the three months ended March 31, 2012, the incentive fee was $1.4 million. For the six months ended March 31, 2012, after taking into account the waiver by the Investment Adviser, the incentive fee was $2.3 million, rather than $2.9 million.

Golub Capital Incorporated and the Administrator pay for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to Golub Capital Incorporated and the Administrator for the three and six months ended March 31, 2013 were $0.3 million and $0.3 million, respectively. Total expenses reimbursed by us to Golub Capital Incorporated and the Administrator for the three and six months ended March 31, 2012 were $0.1 million and $0.2 million, respectively.

As of March 31, 2013 and September 30, 2012, included in accounts payable and accrued expenses were $0.3 million and $40,000, respectively, for accrued expenses paid on behalf of us by Golub Capital Incorporated and the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended March 31, 2013 and 2012:

	Three months ended March 31,		Variances	Six months ended March 31,		Variances
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(In thousands)

Net realized (loss) gain on investments	$-	$(2,817)	$2,817	$94	$(4,932)	$5,026
Net realized gain on TRS	-	955	(955)	-	1,591	(1,591)
Net realized (loss) on financial futures contracts	-	(231)	231	-	(603)	603

Net realized (loss) gain	-	(2,093)	2,093	94	(3,944)	4,038

Unrealized depreciation on investments	(4,156)	(2,924)	(1,232)	(8,432)	(6,811)	(1,621)
Unrealized appeciation on investments	6,013	6,956	(943)	9,937	11,186	(1,249)
Unrealized appreciation on TRS	-	1,870	(1,870)	-	3,325	(3,325)
Unrealized appreciation on financial futures contracts	-	557	(557)	-	459	(459)

Net change in unrealized appreciation on investments and derivative instruments	$1,857	$6,459	$(4,602)	$1,505	$8,159	$(6,654)

During the three months ended March 31, 2013, we had $6.0 million in unrealized appreciation on 61 portfolio company investments, which was partially offset by $4.2 million in unrealized depreciation on 71 portfolio company investments. For the six months ended March 31, 2013, we had $9.9 million in unrealized appreciation on 71 portfolio company investments, which was partially offset by $8.4 million in unrealized depreciation on 75 portfolio company investments. Unrealized depreciation during the three and six months ended March 31, 2013 primarily resulted from the accretion of discounts and negative credit related adjustments that caused a reduction in fair value. Unrealized appreciation during the three and six months ended March 31, 2013 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation.

For the three and six months ended March 31, 2012, we had net realized losses on investments of $2.8 million and $4.9 million, respectively, primarily as a result of the sale of our investment in one non-accrual portfolio company in the three months ended March 31, 2012 and the sale of our investment in one non-accrual portfolio company in the three months ended December 31, 2011. During the three months ended March 31, 2012, we had $6.9 million in unrealized appreciation on 32 portfolio company investments, which was partially offset by $2.9 million in unrealized depreciation on 82 portfolio company investments. For the six months ended March 31, 2012, we had $11.2 million in unrealized appreciation on 46 portfolio company investments, which was partially offset by $6.8 million in unrealized depreciation on 76 portfolio company investments. Unrealized depreciation during the three and six months ended March 31, 2012 primarily resulted from the accretion of discounts and negative credit related adjustments that caused a reduction in fair value. Unrealized appreciation during the three and six months ended March 31, 2012 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation.

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

Ten-Year U.S. Treasury Futures Contracts

In September of 2012, we sold our remaining ten-year U.S. Treasury futures contracts. We had entered into the futures contracts to mitigate our exposure to adverse fluctuation in interest rates related to our U.S. Small Business Administration, or SBA, debentures. The cash collateral underlying the futures contracts has been returned to us.

Based on the daily fluctuation of the fair value of the futures contracts, we recorded an unrealized gain or loss equal to the daily fluctuation in fair value. Upon maturity or settlement of the futures contracts, we realized a gain or loss based on the difference of the fair value of the futures contracts at inception and the fair value of the futures contracts at settlement or maturity.

For the three and six months ended March 31, 2012, the realized loss on settlement of futures contracts was $0.2 million and $0.6 million, respectively. For the three and six months ended March 31, 2012, the change in unrealized appreciation related to the futures contracts was $0.6 million and $0.5 million, respectively.

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

For the six months ended March 31, 2013, we experienced a net decrease in cash and cash equivalents of $4.9 million. During the same period, we used $91.9 million in operating activities, primarily as a result of fundings of portfolio investments of $288.6 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $183.9 million and net investment income of $20.0 million. During the same period, cash used in investment activities of $47.2 million was driven by the change in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $134.1 million, primarily due to borrowings on debt of $173.0 million and proceeds from shares sold from our public offerings of $122.5 million (described below), partially offset by repayments of debt of $139.6 million and distributions paid of $19.2 million.

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

As of March 31, 2013 and September 30, 2012, we had cash and cash equivalents of $9.0 million and $13.9 million, respectively. In addition, we had restricted cash and cash equivalents of $84.2 million and $37.0 million as of March 31, 2013 and September 30, 2012, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of March 31, 2013, $49.3 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitization, which are described in further detail in Note 6 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitization. $4.0 million of such restricted cash and cash equivalents was used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. The remaining $30.9 million of restricted cash and cash equivalents can be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs, which are described in further detail in Note 6 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of March 31, 2013 and September 30, 2012, we had outstanding commitments to fund investments totaling $59.8 million and $56.5 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2013 and September 30, 2012, respectively, subject to the terms of each loan’s respective credit agreement.

On January 25, 2013, the Credit Facility was amended to, among other things, amend the fee on the unused portion of the Credit Facility to 0.50% for the period from December 13, 2012 through January 28, 2013. From January 28, 2013 through March 8, 2013, we paid a fee of 0.50% per annum on any unused portion of the Credit Facility up to $60.0 million and 2.00% on any unused portion in excess of $60.0 million. From March 8, 2013 and thereafter, we will pay a fee of 0.50% per annum on any unused portion of the Credit Facility up to $40.0 million and 2.00% on any unused portion in excess of $40.0 million. Effective March 8, 2013, we entered into an amendment to the documents governing the Credit Facility to, among other things, decrease the size of the Credit Facility from $150.0 million to $100.0 million. Additionally, we received a one-time interest expense credit of $0.1 million during the three months ended March 31, 2013. As of March 31, 2013 and September 30, 2012, subject to leverage and borrowing base restrictions, we had approximately $52.3 million and $20.2 million, respectively, available for additional borrowings on the Credit Facility.

On February 15, 2013, we amended the Debt Securitization to issue an additional $29.0 million in Class A Notes, $2.0 million in Class B Notes and $19.0 million in Subordinated Notes. The Class A Notes are included in the March 31, 2013 and September 30, 2012 consolidated statements of financial condition. The Class B Notes and the Subordinated Notes are eliminated in consolidation. As of March 31, 2013 and September 30, 2012, we had outstanding debt under the Debt Securitization of $203.0 million and $174.0 million, respectively.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million and the maximum amount that may be issued by a single SBIC licensee is $150.0 million. As of March 31, 2013, GC SBIC IV, L.P., or SBIC IV, had $135.0 million of outstanding SBA-guaranteed debentures and GC SBIC V, L.P., or SBIC V, had no outstanding debentures, leaving incremental borrowing capacity of $15.0 million and $75.0 million for SBIC IV and SBIC V, respectively, under present SBIC regulations. As of September 30, 2012, SBIC IV had $123.0 million of outstanding SBA-guaranteed debentures.

SBIC IV may borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of March 31, 2013, we had committed and funded $75.0 million to SBIC IV and had SBA-guaranteed debentures of $135.0 million outstanding which mature between March 2021 and March 2023.  SBIC V may borrow funds from the SBA against regulatory capital, subject to customary regulatory requirements including, but not limited to, an examination by the SBA.  As of March 31, 2013, we had committed $37.5 million and funded $10.0 million to SBIC V, and SBIC V had no SBA-guaranteed debentures outstanding.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of March 31, 2013, our asset coverage for borrowed amounts was 298.6% (excluding the SBA debentures).

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

On January 15, 2013, we priced a public offering of 4,500,000 shares of its common stock at a public offering price of $15.87 per share, raising approximately $71.4 million in gross proceeds. On January 18, 2013, the transaction closed, the shares were issued, and proceeds, net of offering costs but before expenses, of $69.1 million were received. On February 20, 2013, we sold an additional 622,262 shares of our common stock at a public offering price of $15.87 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

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

We believe that our existing cash and cash equivalents and available borrowings as of March 31, 2013 will be sufficient to fund our anticipated requirements through at least March 31, 2014.

Portfolio Composition, Investment Activity and Yield

As of March 31, 2013 and September 30, 2012, we had investments in 135 and 121 portfolio companies, respectively, with a total value of $788.4 million and $672.9 million, respectively. The following table shows the asset mix of our new originations for the three and six months ended March 31, 2013 and 2012:

	Three months ended March 31,				Six months ended March 31,
	2013		2012		2013		2012
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments

Senior secured	$20,668	35.6%	$38,885	39.5%	$78,919	24.6%	$88,202	33.6%
One stop	14,438	24.8	35,323	35.9	175,438	54.8	97,468	37.1
Second lien	22,454	38.6	11,905	12.1	61,864	19.3	32,636	12.4
Subordinated debt	-	-	8,708	8.9	-	-	35,783	13.7
Equity securities	555	1.0	3,533	3.6	4,144	1.3	8,399	3.2

Total new investment commitments	$58,115	100.0%	$98,354	100.0%	$320,365	100.0%	$262,488	100.0%

For the three and six months ended March 31, 2013, we had approximately $35.2 million and $167.5 million in proceeds from principal payments of portfolio companies, respectively.  For the three and six months ended March 31, 2013, we had sales of securities in one and seven portfolio companies aggregating approximately $2.4 million and $16.4 million, respectively.

For the three and six months ended March 31, 2012, we had approximately $40.2 million and $80.3 million in proceeds from principal payments of portfolio companies, respectively.  For the three and six months ended March 31, 2012, we had sales of securities in five and seven portfolio companies aggregating approximately $3.4 and $6.2 million, respectively.

The following table shows the par, amortized cost and fair value of our portfolio of investments excluding derivative instruments by asset class:

	As of March 31, 2013 (1)			As of September 30, 2012 (1)
		Amortized	Fair		Amortized	Fair
	Par	Cost	Value	Par	Cost	Value
	(In thousands)

Senior secured:
Performing	$263,649	$259,872	$259,376	$274,846	$270,209	$272,461
Non-accrual(2)	5,488	5,045	2,392	5,733	5,527	1,528

One stop:
Performing	383,209	376,687	382,253	267,393	262,876	265,705
Non-accrual(2)	-	-	-	-	-	-

Second lien(3):
Performing	75,943	75,008	76,572	44,267	42,775	44,108
Non-accrual(2)	413	382	-	589	573	259

Subordinated debt:
Performing	40,836	40,333	41,826	65,989	65,005	65,989
Non-accrual(2)	3,115	3,001	-	2,870	2,810	1,435

Equity	N/A	23,540	26,023	N/A	20,066	21,425

Total	$772,653	$783,868	$788,442	$661,687	$669,841	$672,910

(1)	10 and 14 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of March 31, 2013 and September 30, 2012, respectively.
(2)	We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See "—Critical Accounting Policies— Revenue Recognition."
(3)	Second lien loans included $4.5 million and $14.0 million of loans structured as first lien last out term loans as of March 31, 2013 and September 30, 2012, respectively. First lien last out terms loans are included with second lien loans as they have similar risk characteristics

The following table shows the weighted average rate, spread over the London Interbank Offered Rate, or LIBOR, of floating rate, fixed rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and six months ended March 31, 2013 and 2012:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Weighted average rate of new investment fundings	8.8%	8.9%	8.4%	9.4%
Weighted average spread over LIBOR of new floating rate investment fundings	6.2%	7.0%	6.8%	7.2%
Weighted average rate of new fixed rate investment fundings	16.0%	13.0%	16.0%	13.9%
Weighted average fees of new investment fundings	1.1%	1.7%	1.6%	2.0%
Weighted average rate of sales and payoffs of portfolio companies	10.2%	7.4%	8.7%	7.5%

For the three and six months ended March 31, 2013, the weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of income producing loans in our portfolio was 9.5% and 9.6%, respectively. For the three and six months ended March 31, 2012, the weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of income producing loans in our portfolio was 9.6% and 9.4%, respectively. As of March 31, 2013, 88.5% and 88.3% of our portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2012, 84.4% and 83.7% of our portfolio at fair value and at cost, respectively, had interest rate floors that limited minimum interest rates on such loans.

GC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal system developed by Golub Capital and its affiliates.  This system is not generally accepted in our industry or used by our competitors.  It is based on the following categories, which we refer to as GC Advisors’ internal performance rating:

Internal Performance Rating
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

Our internal performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2013 and September 30, 2012.

	March 31, 2013		September 30, 2012
Internal	Investments	Percentage of	Investments	Percentage of
Performance	at Fair Value	Total	at Fair Value	Total
Rating	(In thousands)	Investments	(In thousands)	Investments
5	$136,918	17.4%	$145,414	21.6%
4	614,776	78.0	468,182	69.6
3	30,145	3.8	55,149	8.2
2	5,681	0.7	340	0.1
1	922	0.1	3,825	0.5
Total	$788,442	100.0%	$672,910	100.0%

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of March 31, 2013 is as follows:

	Payments Due by Period (In millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years (1)	5 Years (1)

Debt Securitization	$203.0	$-	$-	$-	$203.0
SBA debentures	135.0	-	-	-	135.0
Credit Facility	47.7	-	-	47.7	-
Unfunded commitments(2)	59.8	59.8	-	-	-
Total contractual obligations	$445.5	$59.8	$-	$47.7	$338.0

(1) The notes offered in the Debt Securitization are scheduled to mature on July 20, 2023. The SBA debentures are scheduled to mature between March 2021 and March 2023. The Credit Facility is scheduled to mature on October 20, 2017.

(2) Unfunded commitments represent all amounts unfunded as of March 31, 2013. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of March 31, 2013.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2013 and September 30, 2012, we had outstanding commitments to fund investments totaling $59.8 million and $56.5 million, respectively.

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

We follow Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, as amended, for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Our fair value analysis includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or labiality as of the measurement date. The three levels are defined as follows:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 investments during the six months ended March 31, 2013 and 2012.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Interest payments received on non- accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $2.4 million and $3.2 million as of March 31, 2013 and September 30, 2012, respectively.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, many of the loans in our portfolio had floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. In addition, the Class A Notes issued as a part of the Debt Securitization have a floating interest rate provision based on 3-month LIBOR that resets quarterly and the Credit Facility has a floating interest rate provision based on 1-month LIBOR that resets daily, and we expect that other financing arrangements into which we enter in the future may have floating interest rate provisions.

Assuming that the consolidated statement of financial condition as of March 31, 2013 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(in thousands)
Down 25 basis points	$(35)	$(627)	$592
Up 100 basis points	309	2,507	(2,198)
Up 200 basis points	6,517	5,014	1,503
Up 300 basis points	13,431	7,521	5,910

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

Golub Capital BDC, Inc.

Dated: May 3, 2013	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: May 3, 2013	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)

