Form 10-Q
period 2013-06-30
Golub Capital BDC, Inc.
filed 2013-08-08
CIK 1476765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 8, 2013, the Registrant had 39,791,805 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

	June 30, 2013	September 30, 2012
	(unaudited)
Assets
Investments, at fair value (cost of $962,485 and $669,841, respectively)	$967,792	$672,910
Cash and cash equivalents	12,936	13,891
Restricted cash and cash equivalents	21,689	37,036
Interest receivable	5,520	3,906
Deferred financing costs	7,372	5,898
Other assets	448	455
Total Assets	$1,015,757	$734,096

Liabilities
Debt	403,800	$352,300
Interest payable	2,426	1,391
Management and incentive fees payable	5,808	4,203
Accounts payable and accrued expenses	2,225	1,073
Total Liabilities	414,259	358,967

Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2013 and September 30, 2012	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 39,791,805 and 25,688,101 shares issued and outstanding as of June 30, 2013 and September 30, 2012, respectively	40	26
Paid in capital in excess of par	600,352	375,563
Capital distributions in excess of net investment income	(343)	347
Net unrealized appreciation on investments and derivative instruments	7,975	5,737
Net realized loss on investments and derivative instruments	(6,526)	(6,544)
Total Net Assets	601,498	375,129
Total Liabilities and Total Net Assets	$1,015,757	$734,096

Number of common shares outstanding	39,791,805	25,688,101
Net asset value per common share	$15.12	$14.60

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Investment income
Interest income	$21,187	$14,811	$59,130	$41,263
Dividend income	1,081	-	1,827	377

Total investment income	22,268	14,811	60,957	41,640

Expenses
Interest and other debt financing expenses	2,967	2,865	9,254	7,811
Base management fee	3,114	2,220	8,268	6,187
Incentive fee	2,785	1,917	7,647	4,261
Professional fees	534	538	1,540	1,685
Administrative service fee	715	489	1,873	1,207
General and administrative expenses	153	104	404	405

Total expenses	10,268	8,133	28,986	21,556

Net investment income	12,000	6,678	31,971	20,084

Net gain on investments
Net realized (loss) gain on investments	(77)	(70)	18	(5,002)
Net realized gain on derivative instruments	-	1,228	-	2,216
Net change in unrealized appreciation (depreciation) on investments	734	(795)	2,238	3,580
Net change in unrealized (depreciation) appreciation on derivative instruments	-	(1,648)	-	2,136

Net gain (loss) on investments	657	(1,285)	2,256	2,930

Net increase in net assets resulting from operations	$12,657	$5,393	$34,227	$23,014

Per Common Share Data
Basic and diluted earnings per common share	$0.34	$0.21	$1.05	$0.97
Dividends and distributions declared per common share	$0.32	$0.32	$0.96	$0.96
Basic and diluted weighted average common shares outstanding	37,118,379	25,639,680	32,511,415	23,803,762

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except share data)

	Common Stock		Paid in Capital	Capital Distributions	Net Unrealized Appreciation (Depreciation) on	Net Realized Gain (Loss) on Investments
	Shares	Par Amount	in Excess of Par	in Excess of Net Investment Income	Investments and Derivative Instruments	and Derivative Instruments	Total Net Assets
Balance at September 30, 2011	21,733,903	$22	$318,302	$(398)	$(1,519)	$142	$316,549

Issuance of common stock, net of offering and underwriting costs(1)	3,825,000	4	56,463	-	-	-	56,467
Net increase (decrease) in net assets resulting from operations	-	-	-	20,084	5,716	(2,786)	23,014
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	104,106	-	1,527	-	-	-	1,527
Dividends and distributions	-	-	-	(23,346)	-	-	(23,346)
Balance at June 30, 2012	25,663,009	$26	$376,292	$(3,660)	$4,197	$(2,644)	$374,211

Balance at September 30, 2012	25,688,101	$26	$375,563	$347	$5,737	$(6,544)	$375,129

Issuance of common stock, net of offering and underwriting costs(2)	14,016,382	14	223,404	-	-	-	223,418
Net increase in net assets resulting from operations	-	-	-	31,971	2,238	18	34,227
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	87,322	-	1,385	-	-	-	1,385
Dividends and distributions	-	-	-	(32,661)	-	-	(32,661)
Balance at June 30, 2013	39,791,805	$40	$600,352	$(343)	$7,975	$(6,526)	$601,498

(1) On January 31, 2012, Golub Capital BDC, Inc. priced a public offering of 3,500,000 shares of its common stock at a public offering price of $15.35 per share. On March 1, 2012, Golub Capital BDC, Inc. sold an additional 325,000 shares of its common stock at a public offering price of $15.35 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

(2) On October 16, 2012, Golub Capital BDC, Inc. priced a public offering of 2,600,000 shares of its common stock at a public offering price of $15.58 per share. On November 14, 2012, Golub Capital BDC, Inc. sold an additional 294,120 shares of its common stock at a public offering price of $15.58 per share pursuant to the underwriters’ partial exercise of the over-allotment option. On January 15, 2013, Golub Capital BDC, Inc. priced a public offering of 4,500,000 shares of its common stock at a public offering price of $15.87 per share. On February 20, 2013, Golub Capital BDC, Inc. sold an additional 622,262 shares of its common stock at a public offering price of $15.87 per share pursuant to the underwriters’ partial exercise of the over-allotment option. On May 7, 2013, Golub Capital BDC, Inc. priced a public offering of 6,000,000 shares of its common stock at a public offering price of $17.47 per share.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$34,227	$23,014
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities
Amortization of deferred financing costs	1,444	1,072
Accretion of discounts and amortization of premiums	(6,104)	(3,447)
Net realized (gain) loss on investments	(18)	5,002
Net realized gain on derivative instruments	-	(2,216)
Net change in unrealized appreciation on investments	(2,238)	(3,580)
Net change in unrealized appreciation on derivative instruments	-	(2,136)
Fundings of revolving loans, net	(8,155)	(1,687)
Fundings of investments	(554,022)	(292,943)
Proceeds from principal payments and sales of portfolio investments	276,506	120,602
Proceeds from derivative instruments	-	2,216
Payment-in-kind ("PIK") interest	(851)	(751)
Changes in operating assets and liabilities:
Interest receivable	(1,614)	(830)
Cash collateral on deposit with custodian	-	19,875
Other assets	7	131
Interest payable	1,035	1,203
Management and incentive fees payable	1,605	2,462
Accounts payable and accrued expenses	1,152	420
Net cash used in operating activities	(257,026)	(131,593)

Cash flows from investing activities
Net change in restricted cash and cash equivalents	15,347	(21,643)
Net cash provided by (used in) investing activities	15,347	(21,643)

Cash flows from financing activities
Borrowings on debt	304,350	154,817
Repayments of debt	(252,850)	(62,700)
Capitalized debt financing costs	(2,918)	(1,810)
Proceeds from shares sold, net of underwriting costs	224,065	57,164
Offering costs paid	(647)	(696)
Dividends and distributions paid	(31,276)	(21,819)
Net cash provided by financing activities	240,724	124,956

Net change in cash and cash equivalents	(955)	(28,280)

Cash and cash equivalents, beginning of period	13,891	46,350

Cash and cash equivalents, end of period	$12,936	$18,070

Supplemental information:
Cash paid during the period for interest	$6,775	$5,537
Dividends and distributions declared during the period	$32,661	$23,346

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

June 30, 2013

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Investments
Canada
Debt investments
Leisure, Amusement, Motion Pictures,
Entertainment
Extreme Fitness, Inc.(3)	Subordinated Debt	N/A	12.00% cash/2.50% PIK	11/2015	$2,932	$2,810	-%	$-

Total Canada					$2,932	$2,810	-%	$-

Fair Value as percentage of Principal Amount								0.0%

United States
Debt investments
Aerospace and Defense
ILC Dover, LP	Senior Loan	L + 6.00%	7.25%	07/2017	$608	$604	0.1%	$596
ILC Dover, LP	Senior Loan	P + 6.00%	8.25%	07/2017	34	27	-	25
ILC Dover, LP	Senior Loan	L + 6.00%	7.25%	07/2017	4,366	4,295	0.7	4,278
Tresys Technology Holdings, Inc.(4)	One Stop	L + 6.75%	N/A (5)	12/2017	-	(9)	-	(13)
Tresys Technology Holdings, Inc.	One Stop	L + 6.75%	8.00%	12/2017	4,000	3,910	0.7	3,920
TurboCombustor Technology Inc.*	Senior Loan	L + 4.75%	5.75%	12/2017	383	383	0.1	381
TurboCombustor Technology Inc.*	Senior Loan	L + 5.00%	6.00%	12/2017	898	895	0.1	893
Whitcraft LLC	Subordinated Debt	N/A	12.00%	12/2018	1,877	1,851	0.3	1,877
White Oak Technologies, Inc.	Senior Loan	L + 5.00%	6.25%	03/2017	53	45	-	53
White Oak Technologies, Inc.*	Senior Loan	L + 5.00%	6.25%	03/2017	1,857	1,826	0.3	1,857
					14,076	13,827	2.3	13,867
Automobile
ABRA, Inc.(4)	One Stop	L + 5.75%	N/A (5)	05/2018	-	(63)	-	(44)
ABRA, Inc.	One Stop	P + 5.75%	7.75%	05/2018	1,962	1,941	0.3	1,948
ABRA, Inc.*	One Stop	L + 5.75%	7.00%	05/2018	26,438	26,245	4.4	26,306
American Driveline Systems, Inc.	Senior Loan	P + 7.50%	9.75%	01/2016	391	386	0.1	352
American Driveline Systems, Inc.*	Senior Loan	P + 7.50%	9.75%	01/2016	2,840	2,803	0.4	2,556
Express Oil Change, LLC	Senior Loan	P + 4.75%	6.75%	12/2017	119	115	-	119
Express Oil Change, LLC	Senior Loan	L + 4.75%	6.00%	12/2017	181	178	-	181
Express Oil Change, LLC*	Senior Loan	P + 4.75%	6.75%	12/2017	1,865	1,849	0.3	1,865
K&N Engineering, Inc.(4)	Senior Loan	P + 4.50%	N/A (5)	04/2018	-	(8)	-	(4)
K&N Engineering, Inc.*	Senior Loan	L + 4.50%	5.75%	04/2018	7,297	7,191	1.2	7,225
					41,093	40,637	6.7	40,504
Banking
Prommis Fin Co.*(3)	Senior Loan	P + 10.50%	2.25% cash/11.50% PIK	06/2015	212	191	-	36
Prommis Fin Co.	Senior Loan	P + 11.00%	13.25%	06/2015	126	125	-	126
Prommis Fin Co.*(3)	Second Lien	P + 10.50%	2.25% cash/11.50% PIK	06/2015	425	382	-	-
Prommis Fin Co.*(3)	Subordinated Debt	P + 10.50%	2.25% cash/11.50% PIK	06/2015	213	191	-	-
					976	889	-	162
Beverage, Food and Tobacco
ABP Corporation	Senior Loan	P + 3.50%	7.25%	06/2016	63	58	-	63
ABP Corporation*	Senior Loan	L + 4.75%	6.00%	06/2016	4,501	4,450	0.7	4,501
American Importing Company, Inc.	One Stop	L + 5.75%	7.00%	05/2018	14,843	14,651	2.4	14,694
Ameriqual Group, LLC*	Senior Loan	L + 5.00%	6.50%	03/2016	1,727	1,708	0.3	1,693
Ameriqual Group, LLC	Senior Loan	L + 7.50%	9.00%	03/2016	833	824	0.1	800
Atkins Nutritionals, Inc.*	One Stop	L + 5.00%	6.25%	01/2019	22,395	22,141	3.7	22,465
Atkins Nutritionals, Inc.	One Stop	L + 8.50%	9.75%	04/2019	17,270	16,810	2.9	17,486
Candy Intermediate Holdings, Inc.	Senior Loan	L + 6.25%	7.50%	06/2018	4,950	4,806	0.8	4,900
Firebirds International, LLC(4)	One Stop	L + 5.75%	N/A (5)	05/2018	-	(7)	-	(6)
Firebirds International, LLC(4)	One Stop	L + 5.75%	N/A (5)	05/2018	-	(2)	-	(1)
Firebirds International, LLC*	One Stop	L + 5.75%	7.00%	05/2018	912	900	0.1	902
First Watch Restaurants, Inc.	One Stop	L + 7.50%	8.75%	12/2016	420	396	0.1	420
First Watch Restaurants, Inc.	One Stop	L + 7.50%	8.75%	12/2016	618	594	0.1	618
First Watch Restaurants, Inc.*	One Stop	P + 7.50%	9.75%	12/2016	11,443	11,284	1.9	11,443
IT'SUGAR LLC	Subordinated Debt	N/A	8.00%	10/2017	1,707	1,707	0.4	2,697
IT'SUGAR LLC	Senior Loan	L + 8.50%	10.00%	04/2017	4,223	4,159	0.7	4,223
Julio & Sons Company(4)	One Stop	L + 5.50%	N/A (5)	09/2014	-	(9)	-	-
Julio & Sons Company*	One Stop	L + 5.50%	7.00%	09/2016	7,067	7,022	1.2	7,067
Julio & Sons Company(4)	One Stop	L + 5.50%	N/A (5)	09/2016	-	(10)	-	-
Northern Brewer, LLC	One Stop	P + 6.50%	8.50%	02/2018	332	320	0.1	319
Northern Brewer, LLC	One Stop	L + 6.50%	8.00%	02/2018	6,494	6,343	1.1	6,397
Richelieu Foods, Inc.	Senior Loan	P + 5.00%	7.25%	11/2015	108	100	-	108
Richelieu Foods, Inc.*	Senior Loan	L + 5.00%	6.75%	11/2015	1,988	1,962	0.3	1,988
Smashburger Finance LLC(4)	Senior Loan	L + 4.25%	N/A (5)	05/2018	-	(6)	-	(4)
Smashburger Finance LLC*	Senior Loan	L + 4.25%	5.50%	05/2018	3,274	3,250	0.5	3,258
					105,168	103,451	17.4	106,031

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

June 30, 2013

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Building and Real Estate
ASP PDM Acquisition Co. LLC*(3)	Senior Loan	P + 7.25%	10.50%	12/2013	451	443	-	180
Global Claims Services, Inc.(4)	Senior Loan	L + 4.75%	N/A (5)	06/2018	-	(1)	-	-
Global Claims Services, Inc.*	Senior Loan	L + 4.75%	6.00%	06/2018	803	793	0.1	803
KHKI Acquisition, Inc.	Senior Loan	P + 5.00%	8.50%	03/2017	2,573	2,573	0.2	1,415
Tecta America Corp.	Senior Loan	P + 5.75%	9.00%	06/2013	141	141	-	141
Tecta America Corp.	Senior Loan	P + 5.75%	9.00%	03/2014	3,779	3,779	0.4	2,267
					7,747	7,728	0.7	4,806
Cargo Transport
RP Crown Parent*	Senior Loan	L + 5.50%	6.75%	12/2018	1,990	1,953	0.3	2,002
RP Crown Parent	Second Lien	L + 10.00%	11.25%	12/2019	7,500	7,360	1.3	7,772
					9,490	9,313	1.6	9,774
Chemicals, Plastics and Rubber
Integrated DNA Technologies, Inc	Subordinated Debt	N/A	12.00% cash/2.00% PIK	04/2015	2,167	2,131	0.4	2,167
Road Infrastructure Investment, LLC	Senior Loan	L + 5.00%	5.28%	03/2017	316	282	0.1	313
Road Infrastructure Investment, LLC*	Senior Loan	L + 5.00%	6.25%	03/2018	4,515	4,467	0.8	4,526
					6,998	6,880	1.3	7,006
Containers, Packaging and Glass
Fort Dearborn Company*	Senior Loan	L + 4.25%	5.25%	10/2017	48	48	-	48
Fort Dearborn Company*	Senior Loan	L + 4.75%	5.75%	10/2018	191	189	-	191
Fort Dearborn Company*	Senior Loan	L + 4.25%	5.25%	10/2017	570	566	0.1	570
Fort Dearborn Company*	Senior Loan	L + 4.75%	5.75%	10/2018	2,208	2,192	0.4	2,208
John Henry Holdings Inc.	Second Lien	L + 9.00%	10.25%	05/2019	1,175	1,148	0.2	1,197
Packaging Coordinators, Inc.*	Senior Loan	L + 4.25%	5.50%	05/2020	6,810	6,776	1.1	6,776
Packaging Coordinators, Inc.	Second Lien	L + 8.25%	9.50%	11/2020	29,098	28,520	4.8	28,807
					40,100	39,439	6.6	39,797
Diversified Conglomerate Manufacturing
Chase Industries, Inc.*	One Stop	L + 6.19%	6.75%	11/2017	11,572	11,387	1.9	11,572
Metal Spinners, Inc.*	Senior Loan	L + 6.50%	8.00%	12/2014	1,367	1,343	0.2	1,367
Metal Spinners, Inc.*	Senior Loan	L + 6.50%	8.00%	12/2014	2,721	2,678	0.5	2,721
Onicon Incorporated(4)	One Stop	L + 6.75%	N/A (5)	12/2017	-	(14)	-	-
Onicon Incorporated	One Stop	L + 6.75%	8.25%	12/2017	3,652	3,586	0.6	3,652
Pasternack Enterprises, Inc.*	Senior Loan	L + 5.00%	6.25%	12/2017	1,231	1,221	0.2	1,231
Plex Systems, Inc.(4)	Senior Loan	L + 7.50%	N/A (5)	06/2018	-	(26)	-	(26)
Plex Systems, Inc.*	Senior Loan	P + 6.25%	9.50%	06/2018	13,670	13,375	2.2	13,465
Sunless Merger Sub, Inc.	Senior Loan	P + 4.00%	7.25%	07/2016	68	67	-	47
Sunless Merger Sub, Inc.*	Senior Loan	L + 5.25%	6.50%	07/2016	2,201	2,194	0.3	2,025
Tecomet Inc.(4)	Senior Loan	L + 4.50%	N/A (5)	12/2016	-	(5)	-	-
Tecomet Inc.*	Senior Loan	L + 4.50%	5.75%	12/2016	5,667	5,597	0.9	5,667
TIDI Products, LLC(4)	Senior Loan	L + 7.00%	N/A (5)	07/2017	-	(11)	-	-
TIDI Products, LLC*	Senior Loan	L + 7.00%	8.25%	07/2018	8,726	8,565	1.5	8,726
Vintage Parts, Inc.*	One Stop	L + 5.50%	5.78%	12/2013	5,069	5,063	0.8	5,018
Vintage Parts, Inc.*	One Stop	L + 6.00%	8.50%	12/2013	70	70	-	70
Vintage Parts, Inc.*	One Stop	L + 8.00%	9.75%	12/2013	1,059	1,053	0.2	1,070
					57,073	56,143	9.3	56,605
Diversified Conglomerate Service
Aderant North America, Inc.*	Senior Loan	L + 5.00%	6.25%	12/2018	4,518	4,477	0.8	4,519
Agility Recovery Solutions Inc.(4)	One Stop	L + 6.75%	N/A (5)	12/2017	-	(6)	-	-
Agility Recovery Solutions Inc.*	One Stop	L + 6.75%	8.00%	12/2017	5,998	5,869	1.0	5,998
API Healthcare Corporation*	One Stop	L + 8.60%	9.85%	04/2018	34,587	34,296	5.7	34,424
Consona Holdings, Inc.(4)	Senior Loan	L + 5.50%	N/A (5)	08/2017	-	(3)	-	-
Consona Holdings, Inc.*	Senior Loan	L + 5.50%	6.75%	08/2018	1,051	1,020	0.2	1,051
Consona Holdings, Inc.*	Senior Loan	L + 6.00%	7.25%	08/2018	1,555	1,542	0.3	1,555
Document Technologies, LLC (4)	Senior Loan	L + 4.25%	N/A (5)	12/2018	-	(14)	-	-
Document Technologies, LLC*	Senior Loan	L + 4.25%	5.50%	12/2018	6,758	6,688	1.1	6,758
EAG, Inc.*	Senior Loan	P + 3.50%	6.75%	07/2017	2,527	2,497	0.4	2,527
HighJump Acquisition LLC	One Stop	L + 8.50%	9.75%	07/2016	5,340	5,290	0.9	5,340
Marathon Data Operating Co., LLC(4)	One Stop	L + 6.25%	N/A (5)	08/2017	-	(9)	-	-
Marathon Data Operating Co., LLC	One Stop	L + 6.25%	7.50%	08/2017	4,784	4,684	0.8	4,784
MSC.Software Corporation*	One Stop	L + 6.50%	7.75%	11/2017	10,158	9,986	1.7	10,158
Navex Global, Inc.(4)	One Stop	L + 7.50%	N/A (5)	12/2016	-	(18)	-	-
Navex Global, Inc.*	One Stop	L + 7.50%	9.00%	12/2016	17,873	17,551	3.0	17,873
NetSmart Technologies, Inc.	Senior Loan	L + 7.53%	7.53%	12/2017	662	650	0.1	662
NetSmart Technologies, Inc.*	Senior Loan	L + 7.82%	7.82%	12/2017	8,484	8,403	1.4	8,484
PC Helps Support, LLC(4)	Senior Loan	L + 5.25%	N/A (5)	09/2017	-	(2)	-	-
PC Helps Support, LLC	Senior Loan	L + 5.25%	6.50%	09/2017	2,020	1,995	0.3	2,020
Secure-24, LLC(4)	One Stop	L + 7.00%	N/A (5)	08/2017	-	(7)	-	-
Secure-24, LLC*	One Stop	L + 7.00%	8.25%	08/2017	10,592	10,326	1.8	10,592
Secure-24, LLC	One Stop	L + 7.00%	8.25%	03/2015	552	527	0.1	552
Source Medical Solutions, Inc.	Second Lien	L + 9.50%	10.75%	03/2018	9,294	9,093	1.5	9,201
Vericlaim, Inc.(4)	Senior Loan	L + 4.75%	N/A (5)	05/2018	-	(4)	-	(4)
Vericlaim, Inc.	Senior Loan	L + 4.75%	6.00%	05/2018	5,837	5,808	1.0	5,808
					132,590	130,639	22.1	132,302

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

June 30, 2013

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Electronics
Ecommerce Industries, Inc.(4)	One Stop	L + 6.75%	N/A (5)	10/2016	-	(22)	-	-
Ecommerce Industries, Inc.*	One Stop	L + 8.36%	8.36%	10/2016	12,692	12,538	2.1	12,692
Entrust, Inc./Entrust Limited*	Second Lien	L + 9.50%	10.75%	04/2019	5,204	5,157	0.9	5,204
Entrust, Inc./Entrust Limited*	Second Lien	L + 9.50%	10.75%	04/2019	11,523	11,419	1.9	11,523
Rogue Wave Holdings, Inc.*	One Stop	L + 9.45%	9.45%	11/2017	6,149	6,081	1.0	6,149
Sparta Systems, Inc.(4)	Senior Loan	L + 5.25%	N/A (5)	12/2017	-	(7)	-	-
Sparta Systems, Inc.	Senior Loan	L + 5.25%	6.50%	12/2017	6,804	6,727	1.1	6,804
Syncsort Incorporated(4)	Senior Loan	L + 5.50%	N/A (5)	03/2015	-	(3)	-	-
Syncsort Incorporated*	Senior Loan	P + 4.25%	7.50%	03/2015	6,023	5,944	1.0	6,023
Time-O-Matic, Inc.	Subordinated Debt	N/A	12.00% cash/1.25% PIK	12/2016	11,671	11,527	1.9	11,671
					60,066	59,361	9.9	60,066
Farming and Agriculture
AGData, L.P.	One Stop	L + 5.75%	7.25%	08/2016	2,618	2,595	0.4	2,618

Finance
Ascensus, Inc.*	Senior Loan	L + 6.75%	8.00%	12/2018	18,003	17,673	3.0	18,003
Bonddesk Group LLC*	Senior Loan	L + 5.00%	6.50%	09/2016	895	889	0.1	895
Pillar Processing LLC*	Senior Loan	L + 5.50%	5.78%	11/2018	1,633	1,630	0.2	1,470
Pillar Processing LLC*(3)	Senior Loan	N/A	14.50%	05/2019	3,125	2,599	0.1	625
					23,656	22,791	3.4	20,993

Grocery
MyWebGrocer, Inc.(4)	Senior Loan	L + 8.75%	N/A (5)	05/2018	-	(16)	-	(16)
MyWebGrocer, Inc.	Senior Loan	L + 8.75%	6.00% cash/4.00% PIK	05/2018	14,271	14,021	2.3	14,129
					14,271	14,005	2.3	14,113
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.(4)	Senior Loan	L + 5.00%	N/A (5)	02/2018	-	(7)	-	(8)
Advanced Pain Management Holdings, Inc.(4)	Senior Loan	L + 5.00%	N/A (5)	02/2018	-	(11)	-	(12)
Advanced Pain Management Holdings, Inc.*	Senior Loan	L + 5.00%	6.25%	02/2018	7,382	7,313	1.2	7,308
Avatar International, LLC	Senior Loan	L + 8.00%	9.25%	09/2016	1,662	1,648	0.3	1,662
Avatar International, LLC(4)	One Stop	L + 7.50%	N/A (5)	09/2016	-	(6)	-	-
Avatar International, LLC*	One Stop	L + 7.50%	8.75%	09/2016	7,704	7,618	1.3	7,704
Campus Management Acquisition Corp.	Second Lien	L + 9.07%	9.07%	09/2015	4,973	4,928	0.7	4,376
DDC Center Inc.	One Stop	L + 6.25%	N/A (5)	10/2013	-	-	-	-
DDC Center Inc.*	One Stop	L + 6.25%	9.25%	10/2014	7,991	7,983	1.3	7,991
Delta Educational Systems*	Senior Loan	P + 4.75%	8.00%	12/2016	2,116	2,085	0.3	2,010
Dialysis Newco, Inc.	Subordinated Debt	N/A	11.00% cash/2.00% PIK	09/2018	8,928	8,827	1.5	8,928
Encore Rehabilitation Services, LLC(4)	One Stop	L + 6.25%	N/A (5)	06/2017	-	(13)	-	-
Encore Rehabilitation Services, LLC	One Stop	L + 6.25%	7.50%	06/2017	5,131	5,019	0.9	5,131
G & H Wire Company, Inc.(4)	Senior Loan	L + 5.50%	N/A (5)	11/2016	-	(10)	-	-
G & H Wire Company, Inc.*	Senior Loan	L + 5.50%	7.00%	11/2016	8,670	8,556	1.4	8,670
Healogics, Inc.*	Second Lien	L + 8.00%	9.25%	02/2020	16,454	16,298	2.8	16,783
Hospitalists Management Group, LLC	Senior Loan	L + 4.75%	6.25%	05/2017	441	436	0.1	397
Hospitalists Management Group, LLC	Senior Loan	L + 4.75%	6.25%	05/2017	815	807	0.1	724
Hospitalists Management Group, LLC	Senior Loan	L + 4.75%	6.25%	05/2017	3,694	3,635	0.6	3,324
IntegraMed America, Inc.(4)	One Stop	L + 7.25%	N/A (5)	09/2017	-	(16)	-	-
IntegraMed America, Inc.*	One Stop	L + 7.25%	8.50%	09/2017	14,494	14,216	2.4	14,494
Maverick Healthcare Group, LLC *	Senior Loan	L + 5.50%	7.25%	12/2016	2,040	2,020	0.3	2,040
NeuroTherm, Inc.	Senior Loan	L + 5.00%	6.50%	02/2016	160	156	-	160
NeuroTherm, Inc.*	Senior Loan	L + 5.00%	6.50%	02/2016	1,366	1,350	0.2	1,366
Northwestern Management Services, LLC(4)	Senior Loan	L + 5.50%	N/A (5)	10/2017	-	(5)	-	-
Northwestern Management Services, LLC(4)	Senior Loan	L + 5.50%	N/A (5)	10/2017	-	(5)	-	-
Northwestern Management Services, LLC*	Senior Loan	L + 5.50%	6.75%	10/2017	3,054	3,021	0.5	3,054
Pentec Acquisition Sub, Inc.(4)	Senior Loan	L + 5.25%	N/A (5)	05/2017	-	(3)	-	(24)
Pentec Acquisition Sub, Inc.*	Senior Loan	L + 5.25%	6.50%	05/2018	1,921	1,890	0.3	1,690
PhysioTherapy Associates Holdings, Inc.*	Senior Loan	L + 4.75%	8.00%	04/2018	572	563	0.1	552
Reliant Pro ReHab, LLC	Senior Loan	L + 4.75%	6.00%	06/2016	966	959	0.2	966
Reliant Pro ReHab, LLC	Senior Loan	P + 3.75%	7.00%	06/2016	571	565	0.1	571
Reliant Pro ReHab, LLC*	Senior Loan	L + 4.75%	6.00%	06/2016	3,457	3,421	0.6	3,457
Renaissance Pharma (U.S.) Holdings Inc.	Senior Loan	P + 4.25%	7.50%	05/2018	85	81	-	85
Renaissance Pharma (U.S.) Holdings Inc.*	Senior Loan	L + 5.25%	6.75%	05/2018	4,608	4,547	0.8	4,608
Southern Anesthesia and Surgical(4)	One Stop	L + 7.00%	N/A (5)	11/2017	-	(14)	-	-
Southern Anesthesia and Surgical	One Stop	L + 7.00%	8.25%	11/2017	6,280	6,144	1.0	6,280
Surgical Information Systems, LLC	Second Lien	L + 8.28%	8.28%	12/2015	3,730	3,693	0.6	3,730
WIL Research Company, Inc.*	Senior Loan	L + 4.50%	5.75%	02/2018	786	777	0.1	788
Young Innovations, Inc.(4)	Senior Loan	L + 4.50%	N/A (5)	01/2018	-	(3)	-	-
Young Innovations, Inc.	Senior Loan	L + 4.50%	5.75%	01/2019	4,773	4,739	0.8	4,773
					124,824	123,202	20.5	123,578

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

June 30, 2013

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Home and Office Furnishings,
Housewares, and Durable Consumer
WII Components, Inc.	Senior Loan	P + 3.75%	7.00%	07/2016	20	19	-	20
WII Components, Inc.*	Senior Loan	L + 4.75%	6.25%	07/2016	1,662	1,647	0.3	1,662
Zenith Products Corporation*	One Stop	L + 5.75%	5.75%	09/2013	3,289	3,279	0.4	2,631
					4,971	4,945	0.7	4,313
Insurance
AssuredPartners Capital, Inc.(4)	Senior Loan	L + 4.75%	N/A (5)	06/2019	-	(27)	-	-
AssuredPartners Capital, Inc.*	Senior Loan	L + 4.50%	5.75%	06/2019	2,382	2,363	0.4	2,382
Captive Resources Midco, LLC(4)	Senior Loan	L + 5.50%	N/A (5)	10/2017	-	(4)	-	-
Captive Resources Midco, LLC*	Senior Loan	L + 5.50%	6.75%	10/2018	3,561	3,529	0.6	3,561
Evolution1, Inc.(4)	Senior Loan	L + 4.75%	N/A (5)	06/2016	-	(15)	-	-
Evolution1, Inc.	Senior Loan	P + 3.75%	7.00%	06/2016	89	86	-	89
Evolution1, Inc.*	Senior Loan	L + 4.75%	6.25%	06/2016	4,584	4,543	0.8	4,584
					10,616	10,475	1.8	10,616
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.(4)	One Stop	L + 7.75%	N/A (5)	11/2018	-	(47)	-	-
Competitor Group, Inc.	One Stop	L + 7.75%	9.00%	11/2018	884	870	0.1	884
Competitor Group, Inc.*	One Stop	L + 7.75%	9.00%	11/2018	12,806	12,604	2.1	12,806
Octane Fitness, LLC*	One Stop	L + 5.50%	7.00%	12/2015	4675	4581	0.8	4675
Pride Manufacturing Company, LLC*	Senior Loan	L + 6.00%	7.75%	11/2015	635	629	0.1	635
Service Companies, The *	Senior Loan	L + 6.50%	9.00%	03/2014	6,420	6,392	1.1	6,420
Starplex Operating, L.L.C.	One Stop	L + 7.50%	9.00%	12/2017	1,185	1,159	0.2	1,185
Starplex Operating, L.L.C.*	One Stop	L + 7.50%	9.00%	12/2017	17,476	17,198	2.9	17,476
					44,081	43,386	7.3	44,081
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(4)	One Stop	P + 4.75%	8.00%	10/2017	195	190	-	195
Benetech, Inc.*	One Stop	L + 6.00%	7.25%	10/2017	5,579	5,554	0.9	5,579
					5,774	5,744	0.9	5,774
Oil and Gas
Drilling Info, Inc.(4)	One Stop	L + 5.50%	N/A (5)	06/2018	-	(1)	-	(1)
Drilling Info, Inc.	One Stop	P + 4.25%	7.50%	06/2018	1,377	1,363	0.2	1,363
Drilling Info, Inc.(4)	One Stop	L + 5.50%	N/A (5)	06/2018	-	(5)	-	(5)
					1,377	1,357	0.2	1,357
Personal and Non-Durable Consumer Products
Hygenic Corporation, The(4)	Senior Loan	L + 4.50%	N/A (5)	10/2017	-	(4)	-	-
Hygenic Corporation, The*	Senior Loan	L + 4.50%	5.75%	10/2018	3,328	3,284	0.6	3,328
Massage Envy, LLC(4)	One Stop	L + 7.25%	N/A (5)	09/2018	-	(16)	-	-
Massage Envy, LLC	One Stop	L + 7.25%	8.50%	09/2018	16,741	16,378	2.8	16,741
Team Technologies Acquisition Company(4)	Senior Loan	L + 4.75%	N/A (5)	12/2017	-	(4)	-	-
Team Technologies Acquisition Company	Senior Loan	L + 4.75%	6.00%	12/2017	3,528	3,497	0.6	3,528
					23,597	23,135	4.0	23,597
Personal, Food and Miscellaneous Services
Affordable Care Inc.(4)	Senior Loan	L + 4.75%	N/A (5)	12/2017	-	(2)	-	-
Affordable Care Inc.	Senior Loan	L + 4.75%	6.00%	12/2018	3,550	3,518	0.6	3,550
Automatic Bar Controls, Inc.	Senior Loan	P + 4.50%	7.75%	03/2016	22	21	-	22
Automatic Bar Controls, Inc.*	Senior Loan	L + 5.75%	7.25%	03/2016	917	909	0.2	917
Brasa (Holdings) Inc.*	Senior Loan	L + 6.25%	7.50%	07/2019	5,088	4,955	0.8	5,088
Focus Brands Inc.	Second Lien	L + 9.00%	10.25%	08/2018	11,195	11,070	1.9	11,390
National Veterinary Associates, Inc.	Senior Loan	L + 5.00%	6.25%	12/2017	621	608	0.1	621
National Veterinary Associates, Inc.(4)	Senior Loan	L + 5.00%	N/A (5)	12/2017	-	(1)	-	-
National Veterinary Associates, Inc.	Senior Loan	L + 5.00%	6.25%	12/2017	6,037	5,990	1.0	6,037
PMI Holdings, Inc.	Senior Loan	L + 4.75%	5.75%	06/2017	72	69	-	72
PMI Holdings, Inc.	Senior Loan	L + 4.75%	5.75%	06/2017	2,642	2,621	0.4	2,642
Vetcor Merger Sub LLC(4)	Senior Loan	L + 6.50%	N/A (5)	12/2017	-	(23)	-	-
Vetcor Merger Sub LLC	Senior Loan	L + 6.50%	7.75%	12/2017	286	279	-	286
Vetcor Merger Sub LLC*	Senior Loan	L + 6.50%	7.75%	12/2017	5,960	5,900	1.0	5,960
					36,390	35,914	6.0	36,585

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

June 30, 2013

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Personal Transportation
PODS Funding Corp. II	Subordinated Debt	N/A	21.00%	11/2017	702	702	0.1	702
PODS Funding Corp. II	Subordinated Debt	N/A	21.00%	11/2017	3,400	3,400	0.6	3,400
PODS Funding Corp. II	Subordinated Debt	N/A	10.50% cash/5.00% PIK	05/2017	456	451	0.1	456
PODS Funding Corp. II	Subordinated Debt	N/A	10.50% cash/5.00% PIK	05/2017	2,139	2,097	0.4	2,139
PODS Funding Corp. II	Senior Loan	L + 6.00%	7.25%	11/2016	724	709	0.1	724
PODS Funding Corp. II*	Senior Loan	L + 6.00%	7.25%	11/2016	6,383	6,254	1.1	6,383
					13,804	13,613	2.4	13,804
Printing and Publishing
Digital Technology International, LLC.	One Stop	P + 6.00%	9.25%	09/2016	928	922	0.2	928
Digital Technology International, LLC.	One Stop	L + 7.25%	8.75%	09/2016	6,235	6,153	1.0	6,235
Market Track, LLC(4)	Senior Loan	L + 6.11%	N/A (5)	08/2018	-	(5)	-	-
Market Track, LLC*	Senior Loan	L + 6.11%	7.36%	08/2018	3,122	3,082	0.5	3,122
Market Track, LLC(4)	Senior Loan	L + 7.65%	N/A (5)	08/2018	-	(4)	-	-
					10,285	10,148	1.7	10,285
Retail Stores
Barcelona Restaurants, LLC(4)(6)	One Stop	L + 8.25%	N/A (5)	03/2017	-	(4)	-	-
Barcelona Restaurants, LLC*(6)	One Stop	L + 8.25%	9.50%	03/2017	5,720	5,632	1.0	5,720
Benihana, Inc.(4)	One Stop	L + 8.00%	N/A (5)	08/2017	-	(30)	-	-
Benihana, Inc.*	One Stop	L + 8.00%	9.25%	02/2018	13,389	13,090	2.2	13,389
Boot Barn, Inc.*	One Stop	L + 5.75%	7.00%	05/2019	24,738	24,372	4.1	24,491
Capital Vision Services, LLC(4)	One Stop	L + 7.25%	N/A (5)	12/2017	-	(17)	-	-
Capital Vision Services, LLC	One Stop	P + 6.25%	9.50%	12/2017	95	82	-	95
Capital Vision Services, LLC*	One Stop	L + 7.25%	8.50%	12/2017	13,392	13,214	2.2	13,392
DTLR, Inc.*	One Stop	L + 8.00%	11.00%	12/2015	16,973	16,824	2.8	16,973
Floor & Decor Outlets of America, Inc.*	One Stop	L + 6.50%	7.75%	05/2019	11,386	11,247	1.9	11,244
Marshall Retail Group, LLC, The(4)	Senior Loan	L + 6.50%	N/A (5)	10/2016	-	(12)	-	-
Marshall Retail Group, LLC, The*	Senior Loan	L + 6.50%	8.00%	10/2016	9,754	9,617	1.6	9,754
Paper Source, Inc.(4)	One Stop	L + 6.25%	N/A (5)	04/2018	-	(11)	-	(10)
Paper Source, Inc.*	One Stop	L + 6.25%	7.50%	04/2018	12,119	12,017	2.0	12,029
Restaurant Holding Company, LLC	Senior Loan	L + 7.50%	9.00%	02/2017	9,313	9,177	1.6	9,452
Rubio's Restaurants, Inc.*	One Stop	L + 7.25%	8.75% cash/0.25% PIK	06/2015	7,879	7,811	1.3	7,879
Sneaker Villa, Inc.(4)	One Stop	L + 8.50%	N/A (5)	12/2017	-	(8)	-	-
Sneaker Villa, Inc.	One Stop	P + 8.25%	11.50%	12/2017	1,002	986	0.2	1,002
Sneaker Villa, Inc.	One Stop	L + 8.50%	10.00%	12/2017	4,578	4,475	0.8	4,578
Specialty Catalog Corp.(4)	One Stop	L + 6.00%	N/A (5)	07/2017	-	(7)	-	-
Specialty Catalog Corp.	One Stop	L + 6.00%	7.50%	07/2017	5,239	5,182	0.9	5,239
Vision Source L.P.(4)	One Stop	L + 6.75%	N/A (5)	04/2016	-	(7)	-	-
Vision Source L.P.*	One Stop	L + 6.75%	8.00%	04/2016	12,298	12,156	2.0	12,298
					147,875	145,786	24.6	147,525
Telecommunications
Hosting.com Inc.(4)	Senior Loan	L + 4.50%	N/A (5)	10/2016	-	(1)	-	-
Hosting.com Inc.*	Senior Loan	L + 4.50%	5.75%	10/2016	817	809	0.1	817
NameMedia, Inc.	Senior Loan	L + 6.00%	N/A (5)	11/2014	-	-	-	-
NameMedia, Inc.	Senior Loan	L + 6.00%	7.50%	11/2014	1,290	1,279	0.2	1,290
					2,107	2,087	0.3	2,107
Utilities
PowerPlan Consultants, Inc.(4)	Senior Loan	L + 5.25%	N/A (5)	03/2017	-	(1)	-	-
PowerPlan Consultants, Inc.*	Senior Loan	L + 5.25%	6.75%	03/2018	4,291	4,240	0.7	4,291
					4,291	4,239	0.7	4,291

Total debt investments United States					$945,914	$931,729	155.7%	$936,557

Fair Value as a percentage of Principal Amount								99.0%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

June 30, 2013

(In thousands)

					Principal		Percentage
	Investment	Spread Above	Interest	Maturity	Amount/Shares/		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Equity investments
Aerospace and Defense
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	$295	-%	$231
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	670	0.1	677
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	132
						965	0.1	1,040
Automobile
ABRA, Inc	LLC interest	N/A	N/A	N/A	208	1,471	0.4	2,324
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	77	81	-	81
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	-	4	-	16
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	-	26	-	40
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	-	-	-	2
						1,582	0.4	2,463
Banking
Prommis Solutions Inc.*	Preferred LLC interest	N/A	N/A	N/A	1	472	-	-
						472	-	-
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	57	746	0.1	757
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	7	691	0.1	746
Goode Seed Co-Invest, LLC	LLC units	N/A	N/A	N/A	356	356	0.1	356
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	619
Northern Brewer, LLC	LLC interest	N/A	N/A	N/A	142	315	0.1	315
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	-	193
						2,849	0.5	2,986
Containers, Packaging and Glass
Packaging Coordinators, Inc.	LLC interest	N/A	N/A	N/A	48	2,476	0.4	2,476
						2,476	0.4	2,476
Diversified Conglomerate Manufacturing
Oasis Outsourcing Holdings, Inc.	LLC interest	N/A	N/A	N/A	1,088	1,088	0.3	2,085
Sunless Merger Sub, Inc.	Preferred stock	N/A	N/A	N/A	-	148	-	46
TIDI Products, LLC	LLC interest	N/A	N/A	N/A	315	315	0.1	368
						1,551	0.4	2,499
Diversified Conglomerate Service
Document Technologies, LLC	LLC interest	N/A	N/A	N/A	24	490	0.1	590
Marathon Data Operating Co., LLC	Common stock	N/A	N/A	N/A	1	264	-	264
Marathon Data Operating Co., LLC	Preferred stock	N/A	N/A	N/A	1	264	-	264
Navex Global, Inc.	LP interest	N/A	N/A	N/A	-	666	0.1	693
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	-	7
PC Helps Support, LLC	Preferred stock	N/A	N/A	N/A	-	61	-	61
Secure-24, LLC	LLC Units	N/A	N/A	N/A	253	253	-	253
						2,005	0.2	2,132
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,269	1,269	0.2	1,269

Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	0.1	579
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	13	829	0.1	849
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	695	0.1	643
Dialysis Newco, Inc.	LLC interest	N/A	N/A	N/A	871	871	0.2	1,246
Encore Rehabilitation Services, LLC	LLC interest	N/A	N/A	N/A	270	270	0.1	329
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	-	102	-	102
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	-	38	-	13
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	514	0.1	607
National Healing Corporation	Preferred stock	N/A	N/A	N/A	695	799	0.1	882
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	569	0.1	655
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	-	8
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	-	249	-	259
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	-	23
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	264	-	278
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	487	0.1	603
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	418
Young Innovations, Inc.	Preferred stock	N/A	N/A	N/A	-	236	-	236
						6,523	1.1	7,730
Home and Office Furnishings,
Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	73	-	89

Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	121	-	121

Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	LLC interest	N/A	N/A	N/A	711	711	0.1	594
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	712
						1,423	0.2	1,306

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

June 30, 2013

(In thousands)

					Principal		Percentage
	Investment	Spread Above	Interest	Maturity	Amount/Shares/		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Personal and Non-Durable Consumer Products
Hygenic Corporation, The	LP interest	N/A	N/A	N/A	1	61	-	61
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	749
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	-	148	-	148
						958	0.1	958
Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	271	-	-	111

Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	-	145	-	160
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	-	155
						290	-	315
Retail Stores
Barcelona Restaurants, LLC(6)	LP interest	N/A	N/A	N/A	1,996	1,996	0.4	2,198
Benihana, Inc.	LLC interest	N/A	N/A	N/A	43	699	0.1	723
Capital Vision Services, LLC	LLC interest	N/A	N/A	N/A	402	402	0.1	466
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.2	1,035
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	462
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	936	0.1	856
						5,389	1.0	5,740

Total equity investments United States						$27,946	5.2%	$31,235

Total United States						$959,675	160.9%	$967,792

Total investments						$962,485	160.9%	$967,792

*	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 6).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, quarterly or semiannually. For each, we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at June 30, 2013. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at June 30, 2013.
(3)	Loan was on non-accrual status as of June 30, 2013, meaning that the Company has ceased recognizing interest income on the loan.
(4)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(5)	The entire commitment was unfunded at June 30, 2013. As such, no interest is being earned on this investment.
(6)	The Company is an "affiliated person," as that term is defined in the 1940 Act, of the portfolio company as it owns five percent or more of the portfolio company's voting securities.

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (Continued)

September 30, 2012

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.75	6.50%	08/2015	$1,349	$1,333	0.4%	$1,349
Fort Dearborn Company*	Senior loan	L + 5.25%	7.00%	08/2016	3,159	3,118	0.8	3,159
					4,508	4,451	1.2	4,508
Diversified Conglomerate Manufacturing
Oasis Outsourcing Holdings, Inc.	Subordinated debt	N/A	11.50% cash/1.50% PIK	04/2017	11,970	11,775	3.2	11,970
Pasternack Enterprises, Inc.*	Senior loan	L + 4.50%	6.00%	02/2014	3,492	3,453	0.9	3,492
Sunless Merger Sub, Inc.*	Senior loan	L + 5.00%	6.26%	07/2016	2,322	2,313	0.6	2,322
Sunless Merger Sub, Inc.*	Senior loan	P + 3.75%	7.00%	07/2016	29	28	-	29
Tecomet Inc.*	Senior loan	L + 5.25%	7.00%	12/2016	6,082	5,992	1.6	5,991
Tecomet Inc.(4)	Senior loan	L + 5.25%	N/A (5)	12/2016	-	(6)	-	-
TIDI Products, LLC*	Senior loan	L + 7.00%	8.25%	07/2018	8,791	8,606	2.3	8,703
TIDI Products, LLC(4)	Senior loan	L + 7.00%	N/A (5)	07/2017	-	(13)	-	(8)
Vintage Parts, Inc.*	One stop	L + 6.00%	8.50%	12/2013	82	82	-	82
Vintage Parts, Inc.*	One stop	L + 8.00%	9.75%	12/2013	1,239	1,228	0.3	1,239
Vintage Parts, Inc.*	One stop	L + 5.50%	5.86%	12/2013	5,934	5,914	1.6	5,934
					39,941	39,372	10.5	39,754
Diversified Conglomerate Service
API Healthcare Corporation*	One stop	L + 9.03%	10.53%	02/2017	9,587	9,424	2.6	9,587
Consona Holdings, Inc.*	Senior loan	L + 5.50%	6.75%	08/2018	1,092	1,056	0.3	1,081
Consona Holdings, Inc.*	Senior loan	L + 6.00%	7.25%	08/2018	1,567	1,551	0.4	1,551
Consona Holdings, Inc.(4)	Senior loan	L + 5.50%	N/A (5)	08/2017	-	(3)	-	(2)
Document Technologies, LLC(4)	Senior loan	L + 5.00%	N/A (5)	12/2016	-	(15)	-	-
Document Technologies, LLC	Senior loan	L + 5.00%	6.50%	12/2016	4,717	4,646	1.3	4,694
EAG, Inc.*	Senior loan	P + 3.50%	6.75%	07/2017	2,629	2,593	0.7	2,629
Employment Law Training, Inc.(4)	One stop	L + 7.50%	N/A (5)	12/2016	-	(22)	-	-
Employment Law Training, Inc. *	One stop	L + 7.50%	9.00%	12/2016	18,219	17,822	4.9	18,219
Evolution1, Inc.*	Senior loan	L + 4.75%	6.25%	06/2016	4,619	4,567	1.2	4,619
Evolution1, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	06/2016	-	(19)	-	-
Evolution1, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	06/2016	-	(4)	-	-
HighJump Acquisition LLC(4)	One stop	L + 8.75%	N/A (5)	07/2016	-	(12)	-	-
HighJump Acquisition LLC	One stop	L + 8.75%	10.00%	07/2016	5,441	5,379	1.5	5,441
Marathon Data Operating Co., LLC	One stop	L + 6.25%	7.50%	08/2017	4,818	4,700	1.3	4,746
Marathon Data Operating Co., LLC(4)	One stop	L + 6.25%	N/A (5)	08/2017	-	(10)	-	(10)
MSC.Software Corporation*	One stop	L + 7.74%	9.24%	12/2016	6,238	6,133	1.7	6,238
NS Holdings, Inc.*	Senior loan	L + 4.63%	6.00%	06/2015	260	257	0.1	260
NS Holdings, Inc.*	Senior loan	L + 6.27%	7.68%	06/2015	1,963	1,941	0.5	1,963
PC Helps Support, LLC	Senior loan	P + 4.25%	7.50%	09/2017	2,390	2,355	0.6	2,354
PC Helps Support, LLC(4)	Senior loan	P + 4.25%	N/A (5)	09/2017	-	(3)	-	(3)
Secure-24, LLC	One stop	L + 6.25%	7.50%	08/2017	9,288	9,061	2.4	9,149
Secure-24, LLC(4)	One stop	L + 6.25%	N/A (5)	08/2017	-	(8)	-	(8)
Secure-24, LLC(4)	One stop	L + 6.25%	N/A (5)	08/2017	-	(16)	-	(17)
Sumtotal Systems, Inc.*	Senior loan	L + 4.00%	5.25%	12/2015	1,415	1,403	0.4	1,415
					74,243	72,776	19.9	73,906
Diversified Natural Resources, Precious Metals, and Minerals
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	1,619	1,578	0.4	1,619
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	2,974	2,904	0.8	2,974
					4,593	4,482	1.2	4,593
Electronics
Blue Coat Systems, Inc.*	Second lien	L + 10.00%	11.50%	08/2018	5,424	5,277	1.5	5,573
Blue Coat Systems, Inc.	Senior loan	L + 6.00%	7.50%	02/2018	8,085	7,940	2.2	8,156
Cape Electrical Supply LLC*	Senior loan	L + 5.25%	6.75% cash/0.50% PIK	11/2013	1,465	1,437	0.4	1,465
Ecommerce Industries, Inc.(4)	One stop	L + 6.75%	N/A (5)	10/2016	-	(27)	-	-
Ecommerce Industries, Inc.*	One stop	L + 8.34%	9.59%	10/2016	13,530	13,329	3.6	13,530
Entrust, Inc.*	One stop	L + 7.47%	8.97%	03/2017	4,053	4,006	1.1	4,053
Entrust, Inc.*	One stop	L + 7.45%	8.95%	03/2017	8,046	7,935	2.1	8,046
Rogue Wave Holdings, Inc.*	Senior loan	L + 10.00%	11.25%	08/2016	3,982	3,945	1.1	3,982
Syncsort Incorporated(4)	Senior loan	L + 5.50%	N/A (5)	03/2015	-	(4)	-	-
Syncsort Incorporated*	Senior loan	L + 5.50%	7.50%	03/2015	8,032	7,918	2.1	8,032
Time-O-Matic, Inc.	Subordinated debt	N/A	12.00% cash/1.25% PIK	12/2016	11,561	11,386	3.1	11,561
					64,178	63,142	17.2	64,398
Farming and Agriculture
AGData, L.P.	One stop	L + 6.25%	7.75%	08/2016	2,814	2,782	0.8	2,814

Finance
Bonddesk Group LLC*	Senior loan	L + 5.00%	6.50%	09/2016	1,010	1,002	0.3	1,010
Compass Group Diversified Holdings, LLC*	Senior loan	L + 5.00%	6.25%	10/2017	8,387	8,025	2.2	8,408
Pillar Processing LLC*(3)	Senior loan	L + 5.50%	5.95%	11/2013	2,412	2,389	0.4	1,361
Pillar Processing LLC*(3)	Senior loan	N/A	14.50%	05/2014	3,125	2,947	-	-
					14,934	14,363	2.9	10,779

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (Continued)

September 30, 2012

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Personal and Non-Durable Consumer Products
Dr. Miracles, Inc.*	One stop	L + 7.50%	8.00% cash/2.00% PIK	03/2014	$3,092	$3,077	0.7%	$2,783
Massage Envy, LLC	One stop	L + 7.25%	8.50%	09/2018	63	45	-	47
Massage Envy, LLC	One stop	L + 7.25%	8.50%	09/2018	17,061	16,638	4.5	16,804
					20,216	19,760	5.2	19,634
Personal, Food and Miscellaneous Services
Affordable Care Inc.*	Senior loan	L + 4.75%	6.25%	12/2015	3,525	3,490	0.9	3,525
Affordable Care Inc.(4)	Senior loan	L + 4.75%	N/A (5)	12/2015	-	(6)	-	-
Automatic Bar Controls, Inc.*	Senior loan	L + 5.75%	7.25%	03/2016	972	962	0.2	933
Automatic Bar Controls, Inc.(4)	Senior loan	L + 5.75%	N/A (5)	03/2016	-	(2)	-	(6)
Brasa (Holdings) Inc.*	Senior loan	L + 6.25%	7.50%	07/2019	5,126	4,976	1.3	5,049
Focus Brands Inc.	Second lien	L + 9.00%	10.25%	08/2018	6,481	6,363	1.8	6,578
Focus Brands Inc.	Senior loan	L + 5.00%	6.26%	02/2018	5,951	5,898	1.6	6,033
Ignite Restaurant Group, Inc.*	Senior loan	L + 4.75%	6.25%	03/2016	4,170	4,101	1.1	4,170
NVA Acquisition Company	Senior loan	L + 4.25%	5.50%	06/2016	1,881	1,867	0.5	1,881
PMI Holdings, Inc. (Papa Murphys)(4)	Senior loan	L + 5.25%	N/A (5)	06/2017	-	(3)	-	-
PMI Holdings, Inc. (Papa Murphys)	Senior loan	L + 5.25%	6.51%	06/2017	2,709	2,683	0.7	2,709
Restaurant Technologies, Inc.*	Senior loan	L + 4.75%	6.00%	05/2017	1,077	1,069	0.3	1,056
Restaurant Technologies, Inc.	Senior loan	L + 4.75%	6.00%	05/2017	117	116	-	114
Trusthouse Service Group, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	06/2018	-	(4)	-	-
Trusthouse Service Group, Inc.	Senior loan	P + 4.25%	7.50%	06/2017	82	77	-	82
Trusthouse Service Group, Inc.	Senior loan	L + 5.25%	6.75%	06/2018	2,976	2,926	0.8	2,976
Vetcor Merger Sub LLC*	One stop	L + 6.00%	7.50%	02/2015	9,646	9,646	2.6	9,646
					44,713	44,159	11.8	44,746
Personal Transportation
PODS Funding Corp. II	Subordinated debt	N/A	21.00% PIK	11/2017	2,802	2,802	0.7	2,802
PODS Funding Corp. II	Subordinated debt	N/A	21.00% PIK	11/2017	579	579	0.2	579
PODS Funding Corp. II	Second lien	N/A	10.50% cash/5.00% PIK	05/2017	447	441	0.1	447
PODS Funding Corp. II	Second lien	N/A	10.50% cash/5.00% PIK	05/2017	2,096	2,045	0.6	2,096
PODS Funding Corp. II	Senior loan	L + 7.00%	8.50%	11/2016	773	753	0.2	773
PODS Funding Corp. II*	Senior loan	L + 7.00%	8.50%	11/2016	5,955	5,807	1.6	5,955
					12,652	12,427	3.4	12,652
Printing and Publishing
Digital Technology International, LLC.	One stop	P + 6.00%	9.25%	09/2016	928	921	0.2	928
Digital Technology International, LLC.	One stop	L + 7.25%	8.75%	09/2016	6,333	6,230	1.7	6,333
Market Track, LLC*	Senior loan	L + 6.11%	7.36%	08/2018	3,150	3,104	0.8	3,103
Market Track, LLC(4)	Senior loan	L + 6.11%	N/A (5)	08/2018	-	(6)	-	(6)
Market Track, LLC(4)	Senior loan	L + 7.65%	N/A (5)	08/2018	-	(4)	-	(4)
Trade Service Company, LLC*	One stop	L + 5.25%	6.75%	06/2013	1,026	1,024	0.3	1,026
Trade Service Company, LLC*	One stop	N/A	10.00% cash/4.00% PIK	06/2013	765	764	0.2	765
Trade Service Company, LLC	One stop	L + 5.25%	N/A (5)	06/2013	-	-	-	-
					12,202	12,033	3.2	12,145
Retail Stores
Barcelona Restaurants, LLC*(6)	One stop	L + 10.00%	11.50%	03/2017	4,964	4,878	1.3	4,964
Barcelona Restaurants, LLC(4)(6)	One stop	L + 10.00%	N/A (5)	03/2017	-	(5)	-	-
Benihana, Inc.	One stop	L + 8.00%	9.25%	08/2017	365	329	0.1	335
Benihana, Inc.*	One stop	L + 8.00%	9.25%	02/2018	13,456	13,108	3.5	13,166
Bojangles' Restaurants, Inc.*	Senior loan	P + 5.50%	8.75%	08/2017	2,761	2,597	0.7	2,767
Chuy's OPCO, Inc.(4)	One stop	L + 7.00%	N/A (5)	05/2016	-	(2)	-	-
Chuy's OPCO, Inc.(4)	One stop	L + 7.00%	N/A (5)	05/2016	-	(9)	-	-
Chuy's OPCO, Inc.	One stop	L + 7.00%	8.50%	05/2016	942	929	0.3	942
DTLR, Inc. (fka Levtran)*	One stop	L + 8.00%	11.00%	12/2015	7,904	7,806	2.1	7,904
The Marshall Retail Group, LLC(4)	Senior loan	L + 6.50%	N/A (5)	10/2016	-	(15)	-	-
The Marshall Retail Group, LLC*	Senior loan	L + 6.50%	8.00%	10/2016	10,414	10,238	2.8	10,414
Michaels Stores, Inc.	Senior loan	L + 2.25%	2.69%	10/2013	2,917	2,920	0.8	2,932
Restaurant Holding Company, LLC	Senior loan	L + 7.50%	9.00%	02/2017	9,517	9,350	2.6	9,660
Rubio's Restaurants, Inc*	One stop	L + 7.75%	8.75% cash/0.75% PIK	06/2015	8,246	8,149	2.2	8,246
Specialty Catalog Corp.	One stop	L + 6.00%	7.50%	07/2017	5,396	5,326	1.4	5,342
Specialty Catalog Corp.(4)	One stop	L + 6.00%	N/A (5)	07/2017	-	(8)	-	(8)
Vision Source L.P.(4)	One stop	L + 6.75%	N/A (5)	04/2016	-	(9)	-	-
Vision Source L.P.*	One stop	L + 6.75%	8.00%	04/2016	13,201	13,007	3.5	13,201
					80,083	78,589	21.3	79,865
Telecommunications
Hosting.com, Inc.*	Senior loan	L + 4.50%	5.76%	10/2016	846	836	0.2	846
Hosting.com, Inc.(4)	Senior loan	L + 4.50%	N/A (5)	10/2016	-	(2)	-	-
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	28	27	-	28
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	2,159	2,131	0.6	2,159
West Corporation(4)	Senior loan	L + 1.75%	N/A (5)	10/2012	-	(8)	-	-
					3,033	2,984	0.8	3,033
Utilities
PowerPlan Consultants, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	03/2017	-	(2)	-	-
PowerPlan Consultants, Inc.*	Senior loan	L + 5.25%	6.76%	03/2018	5,164	5,093	1.4	5,164
					5,164	5,091	1.4	5,164

Total debt investments United States					$658,309	$646,457	173.2%	$649,542

Fair Value as a percentage of Principal Amount								98.7%

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (Continued)

September 30, 2012

					Principal		Percentage
	Investment	Spread Above	Interest	Maturity	Amount/Shares/		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Retail Stores
Barcelona Restaurants, LLC(6)	LP interest	N/A	N/A	N/A	1,996	$1,996	0.7%	$2,538
Benihana, Inc.	LLC interest	N/A	N/A	N/A	43	699	0.2	699
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.2	599
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	936	0.2	936
						4,576	1.3	4,772

Total equity investments United States						$20,066	5.7%	$21,425

Total United States						$666,523	178.9%	$670,967

Total investments						$669,841	179.4%	$672,910

*	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 6).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR or Prime and which reset daily, quarterly or semiannually. For each we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2012. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2012.
(3)	Loan was on non-accrual status as of September 30, 2012, meaning that the Company has ceased recognizing interest income on the loan.
(4)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(5)	The entire commitment was unfunded at September 30, 2012. As such, no interest is being earned on this investment.
(6)	The Company is an "affiliated person," as that term is defined in the 1940 Act, of the portfolio company as it owns five percent or more of the portfolio company's voting securities

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

Revenue recognition:

Investments and related investment income:   Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. In addition, the Company may generate revenue in the form of commitment, origination, amendment, structuring fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. All other income is recorded into income when earned. The Company records prepayment premiums on loans as interest income. For the three and nine months ended June 30, 2013, interest income included $437 and $1,950 of prepayment fees, respectively. For the three and nine months ended June 30, 2012, interest income included zero and $358 of prepayment fees, respectively. When the Company receives principal payments

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

on a loan in an amount that exceeds the loan’s accreted or amortized cost, it records the excess principal payment as interest income. For the three and nine months ended June 30, 2013, interest income included $1,639 and $6,104, respectively, of accretion of discounts. For the three and nine months ended June 30, 2012, interest income included $1,067 and $3,447, respectively, of accretion of discounts.

As of June 30, 2013 and September 30, 2012, the Company had interest receivable of $5,520 and $3,906, respectively. For the three and nine months ended June 30, 2013, the Company earned interest of $21,187 and $59,130, respectively. For the three and nine months ended June 30, 2012, the Company earned interest of $14,811 and $41,263, respectively. For the three and nine months ended June 30, 2013, the Company received interest in cash, which excludes income from amortization of loan origination fees, original issue discount and market discount or premium, in the amounts of $17,979 and $50,843, respectively. For the three and nine months ended June 30, 2012, the Company received interest in cash, which excludes income from amortization of loan origination fees, original issue discount and market discount or premium, in the amounts of $13,120 and $35,995, respectively. For the three and nine months ended June 30, 2013, the Company received loan origination fees of $3,380 and $7,848, respectively. For the three and nine months ended June 30, 2012, the Company received loan origination fees of $516 and $6,027, respectively. These loan origination fees are capitalized and amortized or accreted over the life of the loan as interest income.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2013, the Company capitalized $343 and $1,757, respectively, of PIK interest into the principal balance. For the three and nine months ended June 30, 2012, the Company capitalized $540 and $1,305, respectively, of PIK interest into the principal balance. For the three and nine months ended June 30, 2013, the Company received PIK payments in cash of $59 and $906, respectively. For the three and nine months ended June 30, 2012, the Company received PIK payments in cash of $187 and $554, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and nine months ended June 30, 2013, the Company recorded dividend income of $1,081 and $1,827, respectively. For the three and nine months ended June 30, 2012, the Company recorded dividend income of zero and $377, respectively.

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

Non-accrual loans:   A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The total fair value of non-accrual loans was $841 and $3,222 as of June 30, 2013 and September 30, 2012, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions into the next tax year in an amount less than what would trigger payments of federal income tax under subchapter M of the Code. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2013 and 2012, no amount was recorded for U.S. federal excise tax.

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

Deferred financing costs:   Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2013 and September 30, 2012, the Company had deferred financing costs of $7,372 and $5,898, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three and nine months ended June 30, 2013 was $360 and $1,444, respectively. Amortization expense for the three and nine months ended June 30, 2012 was $375 and $1,072, respectively.

Deferred offering costs:   Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of June 30, 2013 and September 30, 2012, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $162 and $130, respectively.

Recent accounting pronouncements: In June 2013, the Financial Accounting Standards Board (“ FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. The Company does not expect ASU 2013-08 to have a material impact on the Company’s consolidated financial position or disclosures.

Note 3. Related Party Transactions

Investment Advisory Agreement:   On April 14, 2010, GBDC entered into the Investment Advisory Agreement with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Investment Advisory Agreement was subsequently amended on July 16, 2010. The Board most recently reapproved the Investment Advisory Agreement in February 2013. The Investment Adviser is a registered investment adviser with the Securities and Exchange Commission (the “SEC”).

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

For the three and nine months ended June 30, 2012, the Company received interest spread payments of $990 and $2,560, respectively. For the three months ended December 31, 2011, including the interest spread payments from the TRS in the income component of the incentive fee calculation caused an increase in the incentive fee by $647 as the Company was in the “catch-up” provision as described below. Upon reviewing the incentive fee calculation and the treatment of the interest spread payments from the TRS, the Investment Adviser irrevocably waived the incremental portion of the incentive fee attributable from the TRS interest spread payments for the three months ended December 31, 2011. For the three months ended June 30, 2012, the Income Incentive Fee (as described below) was $1,917. For the nine months ended June 30, 2012, after taking into account the waiver by the Investment Adviser, the Income Incentive Fee was $4,261, rather than $4,908.

For the three and nine months ended June 30, 2013, the Income Incentive Fee was $2,785 and $7,647, respectively.

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

The Company accrues the Capital Gain Incentive Fee if, on a cumulative basis, the sum of net realized gains and (losses) plus net unrealized appreciation and (depreciation) is positive. The Capital Gain Incentive Fee is calculated on a cumulative basis from April 13, 2010 through the end of each calendar year. For the three and nine months ended June 30, 2013 and 2012, the Capital Gain Incentive Fee was zero.

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

Included in accounts payable and accrued expenses is $715 and $507 as of June 30, 2013 and September 30, 2012, respectively, for accrued allocated shared services under the Administration Agreement. The administrative service fee expense under the Administration Agreement for the three and nine months ended June 30, 2013 was $715 and $1,873, respectively. The administrative service fee expense under the Administration Agreement for the three and nine months ended June 30, 2012 was $489 and $1,207, respectively.

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

Total expenses reimbursed to the Investment Manager and the Administrator during the three and nine months ended June 30, 2013 were zero and $279, respectively. Total expenses reimbursed to the Investment Manager and the Administrator during the three and nine months ended June 30, 2012 were $90 and $289, respectively.

As of June 30, 2013 and September 30, 2012, included in accounts payable and accrued expenses were $713 and $40, respectively, for accrued expenses paid on behalf of the Company by the Investment Manager and the Administrator.

Note 4. Investments

Investments consisted of the following:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

	June 30, 2013			September 30, 2012
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$323,346	$318,377	$315,443	$280,579	$275,736	$273,989
One stop	488,737	481,400	487,094	267,393	262,876	265,705
Second lien(1)	100,571	99,068	99,983	44,856	43,348	44,367
Subordinated debt	36,192	35,694	34,037	68,859	67,815	67,424
Equity	N/A	27,946	31,235	N/A	20,066	21,425
Total	$948,846	$962,485	$967,792	$661,687	$669,841	$672,910

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

	June 30, 2013		September 30, 2012
Cost:
United States
Mid-Atlantic	$116,532	12.2%	$76,509	11.5%
Midwest	298,124	31.0	152,119	22.7
West	166,763	17.3	120,228	17.9
Southeast	213,133	22.1	178,316	26.6
Southwest	108,023	11.2	84,424	12.6
Northeast	57,100	5.9	54,927	8.2
Canada	2,810	0.3	3,318	0.5
Total	$962,485	100.0%	$669,841	100.0%

Fair Value:
United States
Mid-Atlantic	$114,726	11.8%	$72,671	10.8%
Midwest	298,519	30.8	152,527	22.6
West	168,975	17.5	122,371	18.2
Southeast	217,496	22.5	181,398	27.0
Southwest	109,941	11.4	85,633	12.7
Northeast	58,135	6.0	56,367	8.4
Canada	-	-	1,943	0.3
Total	$967,792	100.0%	$672,910	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at fair value were as follows:

	June 30, 2013		September 30, 2012
Cost:
Aerospace and Defense	$14,792	1.6%	$8,715	1.3%
Automobile	42,219	4.4	23,199	3.5
Banking	1,361	0.1	1,329	0.2
Beverage, Food and Tobacco	106,300	11.0	49,685	7.4
Broadcasting and Entertainment	-	-	3,969	0.6
Buildings and Real Estate	7,728	0.8	7,391	1.1
Cargo Transport	9,313	1.0	1,667	0.2
Chemicals, Plastics and Rubber	6,880	0.7	8,920	1.3
Containers, Packaging and Glass	41,915	4.4	4,451	0.7
Diversified Conglomerate Manufacturing	57,694	6.0	40,923	6.1
Diversified Conglomerate Service	132,644	13.8	74,781	11.2
Diversified Natural Resources, Precious Metals and Minerals	-	-	4,482	0.7
Electronics	59,361	6.2	63,142	9.4
Farming and Agriculture	2,595	0.3	2,782	0.4
Finance	22,791	2.4	14,363	2.2
Grocery	15,274	1.6	-	-
Healthcare, Education and Childcare	129,725	13.5	124,758	18.6
Home and Office Furnishings, Housewares and Durable Consumer	5,018	0.5	6,230	0.9
Insurance	10,596	1.1	-	-
Leisure, Amusement, Motion Pictures and Entertainment	47,619	4.9	39,659	5.9
Mining, Steel, Iron and Non-Precious Metals	5,744	0.6	8,737	1.3
Oil and Gas	1,357	0.1	-	-
Personal and Non-Durable Consumer Products	24,093	2.5	20,509	3.1
Personal, Food and Miscellaneous Services	35,914	3.7	12,427	1.9
Personal Transportation	13,613	1.4	44,159	6.6
Printing and Publishing	10,438	1.1	12,323	1.8
Retail Stores	151,175	15.7	83,165	12.4
Telecommunications	2,087	0.2	2,984	0.4
Utilities	4,239	0.4	5,091	0.8
Total	$962,485	100.0%	$669,841	100.0%

Fair Value:
Aerospace and Defense	$14,907	1.6%	$8,969	1.3%
Automobile	42,967	4.4	23,567	3.5
Banking	162	-	521	0.1
Beverage, Food and Tobacco	109,017	11.3	50,686	7.5
Broadcasting and Entertainment	-	-	3,992	0.6
Buildings and Real Estate	4,806	0.5	6,266	0.9
Cargo Transport	9,774	1.0	1,686	0.3
Chemicals, Plastics and Rubber	7,006	0.7	9,070	1.3
Containers, Packaging and Glass	42,273	4.4	4,508	0.7
Diversified Conglomerate Manufacturing	59,104	6.1	41,583	6.2
Diversified Conglomerate Service	134,434	13.9	76,002	11.3
Diversified Natural Resources, Precious Metals and Minerals	-	-	4,593	0.7
Electronics	60,066	6.2	64,398	9.6
Farming and Agriculture	2,618	0.3	2,814	0.4
Finance	20,993	2.2	10,779	1.6
Grocery	15,382	1.6	-	-
Healthcare, Education and Childcare	131,308	13.6	126,518	18.8
Home and Office Furnishings, Housewares and Durable Consumer	4,402	0.5	6,138	0.9
Insurance	10,737	1.1	-	-
Leisure, Amusement, Motion Pictures and Entertainment	45,387	4.7	38,925	5.8
Mining, Steel, Iron and Non-Precious Metals	5,774	0.6	8,845	1.3
Oil and Gas	1,357	0.1	-	-
Personal and Non-Durable Consumer Products	24,555	2.5	20,383	3.0
Personal, Food and Miscellaneous Services	36,585	3.8	44,746	6.6
Personal Transportation	13,915	1.4	12,652	1.9
Printing and Publishing	10,600	1.1	12,435	1.8
Retail Stores	153,265	15.8	84,637	12.6
Telecommunications	2,107	0.2	3,033	0.5
Utilities	4,291	0.4	5,164	0.8
Total	$967,792	100.0%	$672,910	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Senior Loan Fund:

Effective May 31, 2013, the Company has agreed to co-invest with United Insurance Company of America (“United Insurance”) through Senior Loan Fund LLC (“Senior Loan Fund”), an unconsolidated Delaware limited liability company, primarily in senior secured loans of middle market companies. Senior Loan Fund is governed by an investment committee with equal representation from the Company and United Insurance. All material portfolio company decisions and other decisions must be approved by the investment committee. Senior Loan Fund will be capitalized with subordinated notes and equity capital contributions from United Insurance and the Company as transactions are completed. United Insurance has committed $12,500 of subordinated notes to Senior Loan Fund and the Company has committed $87,500 of subordinated notes to Senior Loan Fund, none of which were funded at June 30, 2013. The subordinated notes will bear interest at a rate of three-month LIBOR plus 4.00%. At June 30, 2013, the Company’s investment in Senior Loan Fund totaled zero at cost and at fair value.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the categorization of an asset or a liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among level 1, 2 and 3 of the fair value hierarchy for investments during the three and nine months ended June 30, 2013 and 2012. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Level 1 assets and liabilities are valued using quoted market prices. Level 2 assets and liabilities are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 assets and liabilities are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuation of debt

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

and equity securities without readily available market quotations subject to review by an independent valuation firm. All assets (other than cash and cash equivalents) and liabilities as of June 30, 2013 and September 30, 2012 were valued using Level 3 inputs of the fair value hierarchy.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

As of June 30, 2013:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$936,557	$936,557
Equity investments(1)	-	-	31,235	31,235
	$-	$-	$967,792	$967,792

As of September 30, 2012:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$651,485	$651,485
Equity investments(1)	-	-	21,425	21,425
	$-	$-	$672,910	$672,910

(1) Refer to the consolidated schedules of investments for further details.

The net change in unrealized appreciation for the three and nine months ended June 30, 2013 reported within the net change in unrealized appreciation on investments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held as of June 30, 2013 was $1,516 and $6,395, respectively. The net change in unrealized (depreciation) appreciation for the three and nine months ended June 30, 2012 reported within the net change in unrealized (depreciation) appreciation on investments and the net change in unrealized (depreciation) appreciation on derivative instruments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held as of June 30, 2012 was $(3,183) and $341 respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2013:

	Nine months ended June 30, 2013
	Debt Investments	Equity Investments	Total

Fair value, beginning of period	$651,485	$21,425	$672,910

Net change in unrealized appreciation on investments	313	1,925	2,238
Realized (loss) gain on investments	(21)	39	18
Fundings of revolving loans, net	8,155	-	8,155
Fundings of investments	545,417	8,605	554,022
PIK interest	851	-	851
Proceeds from principal payments and sales of portfolio investments	(275,747)	(759)	(276,506)
Amortization of discount and premium	6,104	-	6,104

Fair value, end of period	$936,557	$31,235	$967,792

The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2012:

	Nine months ended June 30, 2012
	Debt Investments	Equity Investments	Derivative instruments(1)	Total

Fair value, beginning of period	$450,437	$9,390	$(1,845)	$457,982

Net change in unrealized appreciation (depreciation) on investments and derivative instruments	3,428	152	1,919	5,499
Realized (loss) gain on investments and derivative instruments	(5,003)	1	3,779	(1,223)
Fundings of revolving loans, net	1,687	-	-	1,687
Fundings of investments	284,429	8,515	-	292,944
PIK Interest	751	-	-	751
Proceeds from principal payments and sales of portfolio investments	(120,536)	(66)	-	(120,602)
Proceeds from derivative instruments(1)	-	-	(3,779)	(3,779)
Amortization of discount and premium	3,447	-	-	3,447

Fair value, end of period	$618,640	$17,992	$74	$636,706

(1) Refer to Note 7 for additional disclosures.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents quantitative information about the significant unobservable inputs of the Company’s level 3 investments as of June 30, 2013:

Quantitative information about Level 3 Fair Value Measurements
	Fair value at June 30, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior secured loans(1)(2)	$290,654	Market comparable companies	EBITDA multiples(3)	4.5x - 13.6x (9.0x)
			Revenue multiples(3)	3.7x - 3.7x (3.7x)
		Market rate approach	Market interest rate	5.2% - 15.5% (7.7%)

One stop loans(4)(5)	$444,512	Market comparable companies	EBITDA multiples	6.5x - 18.5x (8.8x)
		Market rate approach	Market interest rate	6.7% - 11.5% (8.5%)

Subordinated and second lien loans(6)	$96,878	Market comparable companies	EBITDA multiples	7.0x - 16.5x (8.9x)
		Market rate approach	Market interest rate	8.0% - 21.0% (12.2%)

Equity securities	$31,235	Market comparable companies	EBITDA multiples	5.5x - 29.2x (9.6x)

(1)	Excludes $22,533 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(2)	Excludes $2,256 of loans at fair value, which the Company valued using only EBITDA multiples or on a liquidation basis.
(3)	The Company valued $277,215 and $13,439 of senior secured loans using EBITDA and revenue multiples, respectively. All senior secured loans were also valued using the market rate approach
(4)	Excludes $39,951 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(5)	Excludes $2,631 of loans at fair value, which the Company valued using only EBITDA multiples or on a liquidation basis.
(6)	Excludes $37,142 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.

The following table presents quantitative information about the significant unobservable inputs of the Company’s level 3 investments as of September 30, 2012:

Quantitative information about Level 3 Fair Value Measurements
	Fair value at September 30, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior secured loans(1)(2)	$216,063	Market comparable companies	EBITDA multiples	4.5x - 14.5x (8.5x)
		Market rate approach	Market interest rate	2.7% - 28.0% (7.9%)

One stop loans	$265,705	Market comparable companies	EBITDA multiples	4.7x - 14.5x (8.9x)
		Market rate approach	Market interest rate	5.2% - 23.0% (8.9%)

Subordinated and second lien loans(3)(4)	$97,946	Market comparable companies	EBITDA multiples	6.5x - 11.0x (8.4x)
		Market rate approach	Market interest rate	8.0% - 21.0% (12.8%)

Equity securities	$21,425	Market comparable companies	EBITDA multiples	4.5x - 14.5x (9.0x)

(1)	Excludes $56,058 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(2)	Excludes $1,868 of loans at fair value, which the Company valued on a liquidation basis.
(3)	Excludes $12,151 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(4)	Excludes $1,694 of non-accrual loans at fair value, which the Company valued on a liquidation basis.

The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, revenue multiples and market interest rates. The Company uses EBITDA multiples, and to a lesser extent revenue multiples, on its loans and equity securities to determine any credit gains or losses. Significant increases or decreases in either of these inputs in isolation would result in a significantly lower or higher fair value measurement. The Company uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield is significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan may be lower.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt liabilities as of June 30, 2013 and September 30, 2012. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of June 30, 2013		As of September 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt	$403,800	$406,824	$352,300	$358,046

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of June 30, 2013, the Company’s asset coverage for borrowed amounts was 349.9%.

Debt Securitization:  On July 16, 2010, the Company completed a $300,000 term debt securitization (“Debt Securitization”). The notes (“Notes”) offered in the Debt Securitization were issued by Golub Capital BDC 2010-1 LLC (the “Issuer”), a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A Notes and Class B Notes are secured by the assets held by the Issuer. The Debt Securitization was executed through a private placement of $174,000 of Aaa/AAA Class A Notes of the Issuer which, as amended, bear interest at three-month LIBOR plus 1.74%. The $10,000 face amount of Class B Notes bears interest at a rate of three-month LIBOR plus 2.40%, and the $116,000 face amount of Subordinated Notes do not bear interest. In partial consideration for the loans transferred to the Issuer as part of the Debt Securitization, Holdings retained all of the Class B and Subordinated Notes totaling $10,000 and $116,000, respectively, and all of the membership interests in the Issuer, which Holdings initially purchased for two hundred and fifty dollars. On February 15, 2013, the Company amended the Debt Securitization to issue an additional $29,000 in Class A Notes, $2,000 in Class B Notes and $19,000 in Subordinated Notes. The additional Class A Notes of the Issuer were sold through a private placement and the additional Class B Notes and additional Subordinated Notes were retained by Holdings. The Class A Notes are included in the June 30, 2013 and September 30, 2012 consolidated statements of financial condition as debt of the Company. The Class B Notes and the Subordinated Notes are eliminated in consolidation.

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

As of June 30, 2013 and September 30, 2012, there were 90 and 81 portfolio companies with a total fair value of $346,396 and $290,097, respectively, securing the Notes. The pool of loans in the Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the Debt Securitization is based on three-month LIBOR, which as of June 30, 2013 was 0.3%. For the three and nine months ended June 30, 2013, the effective annualized average interest rate, which includes amortization of debt issuance costs on the Debt Securitization, was 2.3% and 2.7%, respectively. For the three and nine months ended June 30, 2013, interest expense was $1,032 and $3,351, respectively. Cash paid for interest during the three and nine months ended June 30, 2013 was $1,056 and $3,563, respectively. For the three and nine months ended June 30, 2012, the effective annualized average interest rate, which includes amortization of debt issuance costs on the Debt Securitization, was 3.3% and 3.3%, respectively. For the three and nine months ended June 30, 2012, interest expense was $1,269 and $3,792, respectively. Cash paid for interest during the three and nine months ended June 30, 2012 was $1,303 and $3,730, respectively.

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

The licenses allow the Company’s SBICs to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to the Company, have interest payable semiannually and a ten-year maturity. The interest rate is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225,000 and the maximum amount that may be issued by a single SBIC licensee is $150,000. As of June 30, 2013, SBIC IV and SBIC V had $146,250 and 17,750 of outstanding SBA-guaranteed debentures, respectively, leaving incremental borrowing capacity of $3,750 and $57,250 for SBIC IV and SBIC V, respectively, under present SBIC regulations. As of September 30, 2012, SBIC IV had $123,500 of outstanding SBA-guaranteed debentures.

SBIC IV and SBIC V may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of June 30, 2013, the Company had committed and funded $75,000 to SBIC IV, and SBIC IV had SBA-guaranteed debentures of $146,250 outstanding which mature between March 2021 and September 2023. As of June 30, 2013, the Company had committed $37,500 and funded $18,750 to SBIC V, and SBIC V had SBA-guaranteed debentures of $17,750 outstanding which mature in September 2023.

The interest rate on $135,000 of outstanding debentures is fixed at an average annualized interest rate of 3.4%. The annualized interim financing rate on the remaining $29,000 of outstanding debentures was 1.4% as of June 30, 2013. The interest rate on the $29,000 of interim outstanding debentures will be fixed at the next pooling date which is September 29, 2013. For the three and nine months ended June 30, 2013, the effective annualized average interest rate, which includes amortization of the 3.43% of upfront fees paid on the debentures, was 3.7% and 3.8%, respectively. For the three and nine months ended June 30, 2013, interest expense was $1,197 and $3,382, respectively. Cash paid for interest during the three

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

and nine months ended June 30, 2013 was zero and $2,133, respectively. For the three and nine months ended June 30, 2012, the effective annualized average interest rate, which includes amortization of the 3.43% of upfront fees paid on the debentures, was 3.6% and 3.4%, respectively. For the three and nine months ended June 30, 2012, interest expense was $989 and $2,319, respectively. Cash paid for interest during the three and nine months ended June 30, 2012 was zero and $1,210, respectively.

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

As of June 30, 2013 and September 30, 2012, the Company had outstanding debt under the Credit Facility of $36,800 and $54,800, respectively. For the three and nine months ended June 30, 2013, the Company had borrowings on the Credit Facility of $102,400 and $234,850 and repayments on the Credit Facility of $113,300 and $252,850, respectively. For the three and nine months ended June 30, 2012, the Company had borrowings on the Credit Facility of $22,900 and $92,617, respectively, and repayments on the Credit Facility of $24,800 and $62,700, respectively. For the three and nine months ended June 30, 2013, the effective annualized average interest rate on outstanding borrowings, which includes amortization of debt financing costs, was 2.6% and 2.7%, respectively. For the three and nine months ended June 30, 2013, interest expense was $378 and $1,077, respectively. Cash paid for interest during the three and nine months ended June 30, 2013 was $429 and $1,079, respectively. For the three and nine months ended June 30, 2012, the effective annualized average interest rate on outstanding borrowings, which includes amortization of debt financing costs, was 2.9% and 3.0%, respectively. For the three and nine months ended June 30, 2012, interest expense was $232 and $629, respectively. Cash paid for interest during the three and nine months ended June 30, 2012 was $228 and $597, respectively.

The average total debt outstanding (including the debt under the Debt Securitization, SBA debentures and Credit Facility) for the three and nine months ended June 30, 2013 was $403,848 and $372,660, respectively. The average total debt outstanding (including the debt under the Debt Securitization, SBA debentures and Credit Facility) for the three and nine months ended June 30, 2012 was $317,666 and $297,322, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

For the three and nine months ended June 30, 2013, the effective annualized average interest rate on the Company’s total debt outstanding was 2.9% and 3.3%, respectively. For the three and nine months ended June 30, 2012, the effective annualized average interest rate on the Company’s total debt outstanding was 3.6% and 3.5%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2013 is as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt Securitization	$203,000	$-	$-	$-	$203,000
SBA debentures	164,000	-	-	-	164,000
Credit Facility	36,800	-	-	36,800	-
Total borrowings	$403,800	$-	$-	$36,800	$367,000

Note 7. Derivative Instruments

The Company had sold or terminated all of its derivative instruments prior to September 30, 2012. The following table summarizes realized and unrealized gains and losses on derivative instruments recorded by the Company for the three and nine months ended June 30, 2012 and the location on the consolidated statements of operations:

		Three months ended June 30, 2012	Nine months ended June 30, 2012		Three months ended June 30, 2012	Nine months ended June 30, 2012
	Location	Realized Gain (Loss)		Location	Unrealized Gain (Loss)
Futures Contracts	Net realized (loss) gain on derivative instruments	$(960)	$(1,563)	Net change in unrealized (depreciation) appreciation on derivative instruments	$(243)	$217

TRS	Net realized gain (loss) on derivative instruments	2,188	3,779	Net change in unrealized (depreciation) appreciation on derivative instruments	(1,405)	1,919
		$1,228	$2,216		$(1,648)	$2,136

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

For the three and nine months ended June 30, 2012, the realized loss on settlement of futures contracts was $960 and $1,563, respectively, and the change in unrealized (depreciation) appreciation related to the futures contracts was $(243) and $217, respectively. The total volume of futures contracts that the Company entered into for the three and nine months ended June 30, 2012 was two hundred forty-three and seven hundred forty-three, respectively.

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

Note 8. Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $73,232 and $56,547 under various undrawn revolvers and other credit facilities as of June 30, 2013 and September 30, 2012, respectively. As described in Note 4, the Company has committed $87,500 of Subordinated Notes to Senior Loan Fund.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
	2013	2012
Per share data(1):
Net asset value at beginning of period	$14.60	$14.56
Net increase in net assets as a result of public offerings	0.43	0.01
Dividends and distributions declared	(0.96)	(0.96)
Net investment income	0.98	0.84
Net realized loss on investments	-	(0.21)
Net realized gain on derivative instruments	-	0.09
Net change in unrealized appreciation on investments	0.07	0.15
Net change in unrealized appreciation on derivative instruments	-	0.10
Net asset value at ending of period	$15.12	$14.58

Per share market value at end of period	$17.50	$15.09
Total return based on market value(2)	16.10%	8.08%
Total return based on average net asset value*	9.42%	8.73%
Shares outstanding at end of period	39,791,805	25,663,009

Ratios/Supplemental Data:

Ratio of expenses (without incentive fees) to average net assets*	5.87%	6.56%
Ratio of incentive fees to average net assets*(3)	2.10%	1.62%
Ratio of total expenses to average net assets*(3)	7.97%	8.18%
Ratio of net investment income to average net assets*	8.80%	7.62%

Net assets at end of period	$601,498	$374,211
Average debt outstanding	$372,660	$297,322
Average debt outstanding per share	$9.37	$11.59
Portfolio turnover*	46.52%	28.28%

________________________________

*	Annualized for a period less than one year
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return based on market value assumes dividends are reinvested.
(3)	During the nine months ended June 30, 2012, the Investment Adviser irrevocably waived $647 of incentive fees attributable to the TRS. Had the Investment Adviser not waived these fees, the annualized ratio of incentive fees to average net assets and the annualized ratio of total expenses to average net assets would have been 1.86% and 8.42%, respectively, for the nine months ended June 30, 2012.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2013 and 2012:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Earnings available to stockholders	$12,657	$5,393	$34,227	$23,014
Basic and diluted weighted average shares outstanding	37,118,379	25,639,680	32,511,415	23,803,762
Basic and diluted earnings per share	$0.34	$0.21	$1.05	$0.97

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended June 30, 2013 and 2012:

			Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

Nine months ended June 30, 2013
5/1/2013	6/13/2013	6/27/2013	$0.32	$12,102	37,293	$620
2/5/2013	3/14/2013	3/28/2013	$0.32	$10,370	26,914	$423
11/27/2012	12/14/2012	12/28/2012	$0.32	$8,804	23,115	$342

Nine months ended June 30, 2012
5/1/2012	6/15/2012	6/29/2012	$0.32	$7,858	23,575	$347
2/2/2012	3/16/2012	3/29/2012	$0.32	$7,381	55,416	$805
12/7/2011	12/19/2011	12/29/2011	$0.32	$6,580	25,052	$375

Note 12. Subsequent Events

On August 6, 2013, the Company’s Board declared a quarterly distribution of $0.32 per share payable on September 27, 2013 to holders of record as of September 13, 2013.

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

Under an investment advisory agreement, or the Investment Advisory Agreement, entered into on April 14, 2010, and amended and restated on July 16, 2010, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Our board of directors most recently reapproved the Investment Advisory Agreement in February 2013. We entered into an administration agreement, or the Administration Agreement, with GC Service Company, LLC, or including, as the context may require, Golub Capital LLC after the assignment of the Administration Agreement to Golub Capital LLC in February 2013, the Administrator, under which we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of June 30, 2013, our portfolio at fair value was comprised of 32.6% senior secured loans, 50.3% one stop loans, 10.4% second lien loans, 3.5% subordinated loans and 3.2% equity securities. As of September 30, 2012, our portfolio at fair value was comprised of 40.7% senior secured loans, 39.5% one stop loans, 6.6% second lien loans, 10.0% subordinated loans and 3.2% equity.

As of June 30, 2013 and September 30, 2012, we had debt and equity investments in 135 and 121 portfolio companies, respectively. For the three and nine months ended June 30, 2013, our income producing assets had a weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield of 9.2% and 9.4% and a weighted average annualized investment income (which includes interest income and amortization of fees and discounts) yield of 9.9% and 10.5%, respectively. For the three and nine months ended June 30, 2012, our income producing assets had a weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield of 9.3% and 9.4% and a weighted average annualized investment income (which includes interest income and amortization of fees and discounts) yield of 10.0% and 10.3%, respectively.

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

Recent Developments

On August 6, 2013, our board of directors declared a quarterly distribution of $0.32 per share payable on September 27, 2013 to holders of record as of September 13, 2013.

Given the unusually high level of originations during the three months ended June 30, 2013, we expect the level of originations for the three months ended September 30, 2013 will decline.

Consolidated Results of Operations

Consolidated operating results for the three and nine months ended June 30, 2013 and 2012 are as follows:

	Three months ended June 30,		Variances	Nine months ended June 30,		Variances
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(In thousands)

Interest income	$19,548	$13,744	$5,804	$53,026	$37,816	$15,210
Income from amortization of discounts and origination fees	1,639	1,067	572	6,104	3,447	2,657
Dividend income	1,081	-	1,081	1,827	377	1,450

Total investment income	22,268	14,811	7,457	60,957	41,640	19,317

Total expenses	10,268	8,133	2,135	28,986	21,556	7,430

Net investment income	12,000	6,678	5,322	31,971	20,084	11,887
Net realized (losses) gains on investments and derivative instruments	(77)	1,158	(1,235)	18	(2,786)	2,804
Net change in unrealized appreciation (depreciation) on investments and derivative instruments	734	(2,443)	3,177	2,238	5,716	(3,478)

Net income	$12,657	$5,393	$7,264	$34,227	$23,014	$11,213

Average earning portfolio company investments, at fair value	$866,377	$602,056	$264,321	$759,294	$544,103	$215,191

Average debt outstanding	$403,848	$317,666	$86,182	$372,660	$297,322	$75,338

The results of operations for the three and nine months ended June 30, 2013 and 2012 may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Interest income increased by $5.8 million from the three months ended June 30, 2012 to the three months ended June 30, 2013 and was primarily driven by an increase of $264.3 million in the weighted average investment balance as the weighted average annualized interest income yield (which excludes income resulting from amortization of fees and discounts) remained relatively stable at 9.3% for the three months ended June 30, 2012 as compared to 9.2% for the three months ended June 30, 2013.

Interest income increased by $15.2 million from the nine months ended June 30, 2012 to the nine months ended June 30, 2013 and was primarily driven by an increase of $215.2 million in the weighted average investment balance as the weighted average annualized interest income yield (which excludes income resulting from amortization of fees and discounts) remained stable at 9.4% for the nine months ended June 30, 2012 and June 30, 2013.

Income from the accretion of discounts and amortization of premiums increased by $0.6 million from the three months ended June 30, 2012 to the three months ended June 30, 2013. Income from the accretion of discounts and amortization of premiums increased by $2.7 million from the nine months ended June 30, 2012 to the nine months ended June 30, 2013. Income from the accretion of discounts and the amortization of premiums may fluctuate from quarter-to-quarter depending on the average fair value of investments outstanding, the volume of payoffs and the discounts and premiums on the loans at the time of payoffs.

For the three and nine months ended June 30, 2013, we recorded dividend income of $1.1 million and $1.8 million, respectively. For the three and nine months ended June 30, 2012, we recorded dividend income of zero and $0.4 million, respectively.

Annualized interest income yield (which excludes income resulting from amortization of fees and discounts) by security type for the three and nine months ended June 30, 2013 and 2012 was as follows:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Senior secured	7.6%	7.3%	7.0%	7.4%
One stop	8.7%	8.9%	9.3%	9.0%
Second lien(1)	10.5%	11.5%	11.0%	10.4%
Subordinated debt	13.7%	13.8%	13.5%	13.7%

(1) Second lien loans include loans structured as first lien last out term loans.

Annualized interest income yield for the total investment portfolio remained fairly stable for the three and nine months ended June 30, 2013 as compared to the three and nine months ended June 30, 2012, with some fluctuations by security type as shown in the table above. However, over the past few quarters, we have seen interest rate compression on new investments, particularly in the senior secured, one stop, and second lien product categories. For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three and nine months ended June 30, 2013 and 2012:

	Three months ended June 30,		Variances	Nine months ended June 30,		Variances
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(In thousands)

Interest and other debt financing expenses	$2,967	$2,865	$102	$9,254	$7,811	$1,443
Base management fee	3,114	2,220	894	8,268	6,187	2,081
Incentive fee	2,785	1,917	868	7,647	4,261	3,386
Professional fees	534	538	(4)	1,540	1,685	(145)
Administrative service fee	715	489	226	1,873	1,207	666
General and administrative expenses	153	104	49	404	405	(1)

Total expenses	$10,268	$8,133	$2,135	$28,986	$21,556	$7,430

Interest and other debt financing expenses increased by $0.1 million from the three months ended June 30, 2012 to the three months ended June 30, 2013 primarily due to an increase in the weighted average of outstanding borrowings from $317.7 million for the three months ended June 30, 2012 to $403.8 million for the three months ended June 30, 2013, which was partially offset by a decrease in the effective annualized average interest rate on our outstanding debt from 3.6% for the three months ended June 30, 2012 to 2.9% for the three months ended June 30, 2013. This decrease in the effective interest rate was driven by an amendment to our Debt Securitization, which lowered pricing from the three-month London Interbank Offered Rate, or LIBOR, plus 2.40% to three-month LIBOR plus 1.74%.

Interest and other debt financing expenses increased by $1.4 million from the nine months ended June 30, 2012 to the nine months ended June 30, 2013 primarily due to an increase in the weighted average of outstanding borrowings from $297.3 million for the nine months ended June 30, 2012 to $372.7 million for the nine months ended June 30, 2013, which was partially offset by a decrease in the effective annualized average interest rate on our outstanding debt from 3.5% for the nine months ended June 30, 2012 to 3.3% for the nine months ended June 30, 2013.

The base management fee increased as a result of a sequential increase in average assets from June 30, 2012 to June 30, 2013. The administrative service fee expense increased during this same period due to an increase in costs associated with servicing a growing investment portfolio. In addition, as permitted under the Administration Agreement, beginning January 1, 2012, an allocable portion of the cost of our chief compliance officer and chief financial officer and their respective staffs were charged to us, which also partially related to the increase in the administrative service fee from the nine months ended June 30, 2012 to the nine months ended June 30, 2013. These costs are permitted to be charged under the terms of the Administration Agreement but were previously being waived by the Administrator.

The incentive fee increased by $0.9 million and $3.4 million from the three and nine months ended June 30, 2012 to the three and nine months ended June 30, 2013, respectively, as a result of the increase in pre-incentive fee net investment income. In addition, as further described below, the incentive fee for the nine months ended June 30, 2012 was reduced by $0.6 million as GC Advisors irrevocably waived the incremental portion of the incentive fee attributable from the total return swap, or TRS, interest spread payments.

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

For the three and nine months ended June 30, 2012, we received interest spread payments of $1.0 million and $2.6 million, respectively. For the three months ended December 31, 2011, including the interest spread payments from the TRS in the income component of the incentive fee calculation caused an increase in the incentive fee by $0.6 million. Upon reviewing the incentive fee calculation and the treatment of the interest spread payments from the TRS, the Investment Adviser irrevocably waived the incremental portion of the incentive fee attributable from the TRS interest spread payments for the three months ended December 31, 2011. For the three months ended June 30, 2012, the incentive fee was $1.9 million. For the nine months ended June 30, 2012, after taking into account the waiver by the Investment Adviser, the incentive fee was $4.3 million, rather than $4.9 million.

Golub Capital Incorporated and the Administrator pay for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to Golub Capital Incorporated and the Administrator for the three and nine months ended June 30, 2013 were zero and $0.3 million, respectively. Total expenses reimbursed by us to Golub Capital Incorporated and the Administrator for the three and nine months ended June 30, 2012 were $0.1 million and $0.3 million, respectively.

As of June 30, 2013 and September 30, 2012, included in accounts payable and accrued expenses were $0.7 million and $40,000, respectively, for accrued expenses paid on behalf of us by Golub Capital LLC and the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended June 30, 2013 and 2012:

	Three months ended June 30,		Variances	Nine months ended June 30,		Variances
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(In thousands)

Net realized (loss) gain on investments	$(77)	$(70)	$(7)	$18	$(5,002)	$5,020
Net realized gain on TRS	-	2,188	(2,188)	-	3,779	(3,779)
Net realized (loss) on financial futures contracts	-	(960)	960	-	(1,563)	1,563

Net realized (loss) gain	(77)	1,158	(1,235)	18	(2,786)	2,804

Unrealized depreciation on investments	(3,856)	(3,338)	(518)	(10,055)	(9,487)	(568)
Unrealized appeciation on investments	4,590	2,543	2,047	12,293	13,067	(774)
Unrealized appreciation on TRS	-	(1,405)	1,405	-	1,919	(1,919)
Unrealized appreciation on financial futures contracts	-	(243)	243	-	217	(217)

Net change in unrealized appreciation on investments and derivative instruments	$734	$(2,443)	$3,177	$2,238	$5,716	$(3,478)

During the three months ended June 30, 2013, we had $4.6 million in unrealized appreciation on 42 portfolio company investments, which was partially offset by $3.9 million in unrealized depreciation on 99 portfolio company investments. For the nine months ended June 30, 2013, we had $12.3 million in unrealized appreciation on 77 portfolio company investments, which was partially offset by $10.1 million in unrealized depreciation on 81 portfolio company investments. Unrealized appreciation during the three and nine months ended June 30, 2013 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation during the three and nine months ended June 30, 2013 primarily resulted from the accretion of discounts and negative credit related adjustments that caused a reduction in fair value.

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

For the three and nine months ended June 30, 2012, the realized loss on settlement of futures contracts was $1.0 million and $1.6 million, respectively. For the three and nine months ended June 30, 2012, the change in unrealized (depreciation) appreciation related to the futures contracts was $(0.2) million and $0.2 million, respectively.

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

For the nine months ended June 30, 2013, we experienced a net decrease in cash and cash equivalents of $1.0 million. During the same period, we used $257.0 million in operating activities, primarily as a result of fundings of portfolio investments of $554.0 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $276.5 million and net investment income of $32.0 million. During the same period, cash provided by investment activities of $15.3 million was driven by the change in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $240.7 million, primarily due to borrowings on debt of $304.4 million and proceeds from shares sold in our public offerings of $224.1 million (described below), partially offset by repayments of debt of $252.9 million and distributions paid of $31.3 million.

For the nine months ended June 30, 2012, we experienced a net decrease in cash and cash equivalents of $28.3 million. During the same period, we used $131.6 million in operating activities, primarily as a result of fundings of portfolio investments of $292.9 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $120.6 million and net investment income of $20.1 million. During the same period, cash used in investment activities of $21.6 million was driven by the change in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $125.0 million, primarily due to borrowings on debt of $154.8 million and proceeds from shares sold in our public offering of $57.2 million (described below), partially offset by repayments of debt of $62.7 million and distributions paid of $21.8 million.

As of June 30, 2013 and September 30, 2012, we had cash and cash equivalents of $12.9 million and $13.9 million, respectively. In addition, we had restricted cash and cash equivalents of $21.7 million and $37.0 million as of June 30, 2013 and September 30, 2012, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of June 30, 2013, $12.1 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitization, which are described in further detail in Note 6 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitization. $4.0 million of such restricted cash and cash equivalents was used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. The remaining $5.6 million of restricted cash and cash equivalents can be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our small business investment companies, or SBICs, which are described in further detail in Note 6 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of June 30, 2013 and September 30, 2012, we had outstanding commitments to fund investments totaling $73.2 million and $56.5 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2013 and September 30, 2012, respectively, subject to the terms of each loan’s respective credit agreement.

On January 25, 2013, the Credit Facility was amended to, among other things, amend the fee on the unused portion of the Credit Facility to 0.50% for the period from December 13, 2012 through January 28, 2013. From January 28, 2013 through March 8, 2013, we paid a fee of 0.50% per annum on any unused portion of the Credit Facility up to $60.0 million and 2.00% on any unused portion in excess of $60.0 million. From March 8, 2013 and thereafter, we will pay a fee of 0.50% per annum on any unused portion of the Credit Facility up to $40.0 million and 2.00% on any unused portion in excess of $40.0 million. Effective March 8, 2013, we entered into an amendment to the documents governing the Credit Facility to, among other things, decrease the size of the Credit Facility from $150.0 million to $100.0 million. Additionally, we received a one-time interest expense credit of $0.1 million during the three months ended March 31, 2013. As of June 30, 2013 and September 30, 2012, subject to leverage and borrowing base restrictions, we had approximately $63.2 million and $20.2 million, respectively, available for additional borrowings on the Credit Facility.

On February 15, 2013, we amended the Debt Securitization to issue an additional $29.0 million in Class A Notes, $2.0 million in Class B Notes and $19.0 million in Subordinated Notes. The Class A Notes are included in the June 30, 2013 and September 30, 2012 consolidated statements of financial condition as debt of the Company. The Class B Notes and the Subordinated Notes are eliminated in consolidation. As of June 30, 2013 and September 30, 2012, we had outstanding debt under the Debt Securitization of $203.0 million and $174.0 million, respectively.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million and the maximum amount that may be issued by a single SBIC licensee is $150.0 million. As of June 30, 2013, GC SBIC IV, L.P., or SBIC IV, and GC SBIC V, L.P., or SBIC V, had $146.3 million and $17.8 million of outstanding SBA-guaranteed debentures, respectively, leaving incremental borrowing capacity of $3.7 million and $57.2 million for SBIC IV and SBIC V, respectively, under present SBIC regulations. As of September 30, 2012, SBIC IV had $123.0 million of outstanding SBA-guaranteed debentures.

SBIC IV and SBIC V may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of June 30, 2013, we had committed and funded $75.0 million to SBIC IV and had SBA-guaranteed debentures of $146.3 million outstanding which mature between March 2021 and September 2023.  As of June 30, 2013, we had committed $37.5 million and funded $18.8 million to SBIC V and had SBA-guaranteed debentures of $17.8 million outstanding which mature in September 2023.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of June 30, 2013, our asset coverage for borrowed amounts was 349.9% (excluding the SBA debentures).

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

On May 7, 2013, we priced a public offering of 6,000,000 shares of our common stock at a public offering price of $17.47 per share, raising approximately $104.8 million in gross proceeds. On May 10, 2013, the transaction closed, the shares were issued, and proceeds, net of offering costs but before expenses, of $101.6 million were received.

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

We believe that our existing cash and cash equivalents and available borrowings as of June 30, 2013 will be sufficient to fund our anticipated requirements through at least June 30, 2014.

Senior Loan Fund

Effective May 31, 2013, we have entered into an agreement to co-invest with United Insurance Company of America (“United Insurance”) through Senior Loan Fund LLC (“Senior Loan Fund”), an unconsolidated Delaware limited liability company, primarily in senior secured loans of middle market companies. Senior Loan Fund is governed by an investment committee with equal representation from us and United Insurance. All material portfolio company decisions and other decisions must be approved by the investment committee. We expect the average investment size will initially range between $2.0 and $4.0 million. Senior Loan Fund will be capitalized with subordinated notes and equity capital contributions from United Insurance and the Company as transactions are completed. United Insurance has committed $12.5 million of Subordinated Notes to Senior Loan Fund and we have committed $87.5 million of subordinated notes to Senior Loan Fund, none of which was funded at June 30, 2013. The subordinated notes will bear interest at a rate of three-month LIBOR plus 4.00%. Senior Loan Fund may seek to raise senior debt from a third party when Senior Loan Fund has a sufficiently, large and diversified pool of investments. At June 30, 2013 our investment in Senior Loan Fund totaled zero at cost and at fair value.

Portfolio Composition, Investment Activity and Yield

As of June 30, 2013 and September 30, 2012, we had investments in 135 and 121 portfolio companies, respectively, with a total fair value of $967.8 million and $672.9 million, respectively. The following table shows the asset mix of our new originations for the three and nine months ended June 30, 2013 and 2012:

	Three months ended June 30,				Nine months ended June 30,
	2013		2012		2013		2012
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments

Senior secured	$57,956	20.1%	$48,040	91.7%	$136,875	22.5%	$136,242	43.2%
One stop	179,599	62.3	2,500	4.8	355,037	58.3	99,968	31.8
Second lien	46,432	16.1	-	-	108,296	17.8	32,636	10.4
Subordinated debt	-	-	1,707	3.3	-	-	37,490	11.9
Equity securities	4,457	1.5	116	0.2	8,601	1.4	8,515	2.7

Total new investment commitments	$288,444	100.0%	$52,363	100.0%	$608,809	100.0%	$314,851	100.0%

For the three and nine months ended June 30, 2013, we had approximately $67.5 million and $234.9 million in proceeds from principal payments of portfolio companies, respectively.  For the three and nine months ended June 30, 2013, we had sales of securities in three and ten portfolio companies aggregating approximately $25.2 million and $41.6 million, respectively.

For the three and nine months ended June 30, 2012, we had approximately $34.2 million and $114.4 million in proceeds from principal payments of portfolio companies, respectively. For the three and nine months ended June 30, 2012, we had sales of securities in zero and seven portfolio companies aggregating approximately zero and $6.2 million, respectively.

The following table shows the par, amortized cost and fair value of our portfolio of investments excluding derivative instruments by asset class:

	As of June 30, 2013 (1)			As of September 30, 2012 (1)
		Amortized	Fair		Amortized	Fair
	Par	Cost	Value	Par	Cost	Value
	(In thousands)

Senior secured:
Performing	$319,558	$315,144	$314,602	$274,846	$270,209	$272,461
Non-accrual(2)	3,788	3,233	841	5,733	5,527	1,528

One stop:
Performing	488,737	481,400	487,094	267,393	262,876	265,705
Non-accrual(2)	-	-	-	-	-	-

Second lien(3):
Performing	100,146	98,686	99,983	44,267	42,775	44,108
Non-accrual(2)	425	382	-	589	573	259

Subordinated debt:
Performing	33,047	32,693	34,037	65,989	65,005	65,989
Non-accrual(2)	3,145	3,001	-	2,870	2,810	1,435

Equity	N/A	27,946	31,235	N/A	20,066	21,425

Total	$948,846	$962,485	$967,792	$661,687	$669,841	$672,910

(1)	8 and 14 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of June 30, 2013 and September 30, 2012, respectively.
(2)	We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See "—Critical Accounting Policies— Revenue Recognition."
(3)	Second lien loans included $8.1 million and $14.0 million of loans structured as first lien last out term loans as of June 30, 2013 and September 30, 2012, respectively. First lien last out terms loans are included with second lien loans as they have similar risk characteristics.

The following table shows the weighted average rate, spread over LIBOR of floating rate, fixed rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and nine months ended June 30, 2013 and 2012:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Weighted average rate of new investment fundings	8.0%	8.2%	8.2%	9.3%
Weighted average spread over LIBOR of new floating rate investment fundings	6.6%	6.7%	6.7%	7.1%
Weighted average rate of new fixed rate investment fundings	N/A	8.0%	16.0%	13.6%
Weighted average fees of new investment fundings	1.3%	1.7%	1.4%	1.9%
Weighted average rate of sales and payoffs of portfolio companies	8.9%	6.7%	8.8%	7.2%

For the three and nine months ended June 30, 2013, the weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of income producing loans in our portfolio was 9.2% and 9.4%, respectively. For the three and nine months ended June 30, 2012, the weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of income producing loans in our portfolio was 9.3% and 9.4%, respectively. As of June 30, 2013, 95.3% and 94.8% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2012, 84.4% and 83.7% of our portfolio at fair value and at cost, respectively, had interest rate floors that limited minimum interest rates on such loans.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2013 and September 30, 2012.

	June 30, 2013		September 30, 2012
Internal	Investments	Percentage of	Investments	Percentage of
Performance	at Fair Value	Total	at Fair Value	Total
Rating	(In thousands)	Investments	(In thousands)	Investments
5	$140,332	14.4%	$145,414	21.6%
4	760,955	78.6	468,182	69.6
3	57,614	6.0	55,149	8.2
2	6,321	0.7	340	0.1
1	2,570	0.3	3,825	0.5
Total	$967,792	100.0%	$672,910	100.0%

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of June 30, 2013 is as follows:

	Payments Due by Period (In millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years (1)	5 Years (1)

Debt Securitization	$203.0	$-	$-	$-	$203.0
SBA debentures	164.0	-	-	-	164.0
Credit Facility	36.8	-	-	36.8	-
Unfunded commitments(2)	73.2	73.2	-	-	-
Total contractual obligations	$477.0	$73.2	$-	$36.8	$367.0

(1) The notes offered in the Debt Securitization are scheduled to mature on July 20, 2023. The SBA debentures are scheduled to mature between March 2021 and September 2023. The Credit Facility is scheduled to mature on October 20, 2017.

(2) Unfunded commitments represent all amounts unfunded as of June 30, 2013. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of June 30, 2013.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2013 and September 30, 2012, we had outstanding commitments to fund investments totaling $73.2 million and $56.5 million, respectively.

We have entered into an agreement with United Insurance to co-manage Senior Loan Fund. We have committed $87.5 million of subordinated notes to Senior Loan Fund, none of which was funded at June 30, 2013.

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

Our board of directors is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination. Our board of directors periodically reviews GC Advisors’ valuation methodology and that of our independent valuation firms.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 investments during the nine months ended June 30, 2013 and 2012.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Interest payments received on non- accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $0.8 million and $3.2 million as of June 30, 2013 and September 30, 2012, respectively.

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

Assuming that the consolidated statement of financial condition as of June 30, 2013 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

			Net increase
	Increase (decrease) in	Increase (decrease) in	(decrease) in
Change in interest rates	interest income	interest expense	investment income
	(in thousands)
Down 25 basis points	$(28)	$(600)	$572
Up 100 basis points	287	2,398	(2,111)
Up 200 basis points	8,520	4,796	3,724
Up 300 basis points	17,416	7,194	10,222

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

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Senior Loan Fund LLC Limited Liability Company Agreement dated May 31, 2013 by and between Golub Capital BDC, Inc. and United Insurance Company of America (incorporated by reference to Exhibit 10.1 to Golub Capital BDC Inc.’s Current Report on Form 8-K (File No. 814-00794), filed on June 7, 2013)

31.1	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

 _________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: August 8, 2013	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2013	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)

