Form 10-K
period 2013-09-30
Golub Capital BDC, Inc.
filed 2013-12-03
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on March 31, 2013 based on the closing price on that date of $15.82 on the Nasdaq Global Select Market was approximately $629.5 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 43,282,932 shares of the registrant’s common stock outstanding as of December 3, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2013.

i

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and “Golub Capital BDC” refer to Golub Capital BDC, Inc., a Delaware corporation, and its consolidated subsidiaries, including the Securitization Issuer and Holdings, and, for the periods prior to consummation of the BDC Conversion (as defined below), Golub Capital BDC LLC, a Delaware limited liability company, and its consolidated subsidiaries;
•	“Holdings” refers to Golub Capital BDC 2010-1 Holdings LLC, our direct subsidiary, and “Securitization Issuer” refers to Golub Capital BDC 2010-1 LLC, our indirect subsidiary;
•	“Funding” refers to Golub Capital BDC Funding, LLC, our direct subsidiary;
•	“Controlling Class” refers to the most senior class of notes of the Securitization Issuer then outstanding;
•	“Debt Securitization” refers to the $350 million term debt securitization that we completed on July 16, 2010, as amended on February 15, 2013;
•	“Credit Facility” refers to the senior secured revolving credit facility that we completed on July 21, 2011 with Wells Fargo Securities, LLC as administrative agent and Wells Fargo Bank, N.A., as lender.
•	“GC Advisors” refers to GC Advisors LLC, our investment adviser;
•	“Administrator” refers to Golub Capital LLC, an affiliate of GC Advisors and our administrator and for periods prior to February 5, 2013, GC Service Company, LLC; and
•	“Golub Capital” refers, collectively, to the activities and operations of Golub Capital Incorporated, Golub Capital LLC (formerly Golub Capital Management LLC), which entity employs all of Golub Capital’s investment professionals, GC Advisors and associated investment funds and their respective affiliates.

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

Item 1. Business

GENERAL

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We were formed in November 2009 to continue and expand the business of our predecessor, GCMF, which commenced operations in July 2007, to make investments in senior secured, one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans and warrants and equity securities of middle market companies that are, in most cases, sponsored by private equity firms. In this annual report on Form 10-K, the term “middle market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of between $5 million and $50 million annually.

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured, one stop, second lien, subordinated loans of, and warrants and minority equity securities in, U.S. middle market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle market companies with over

$8.0 billion of capital under management, (2) selecting investments within our core middle market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

We seek to create a diverse portfolio that includes senior secured, one stop, second lien and subordinated loans and warrants and minority equity securities by primarily investing approximately $5 million to $25 million of capital, on average, in the securities of U.S. middle market companies. We may also selectively invest more than $25 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

In the current environment, we continue to focus on senior secured loans and one stop investments, given the greater principal protection from the first lien security interest associated with such loans.

As of September 30, 2013, our portfolio at fair value was comprised of 28.9% senior secured loans, 54.1% one stop loans, 11.0% second lien loans, 2.2% subordinated loans, 3.3% equity and 0.5% of investments in SLF. As of September 30, 2012, our portfolio at fair value was comprised of 40.7% senior secured loans, 39.5% one stop loans, 6.6% second lien loans, 10.0% subordinated loans and 3.2% equity.

As of September 30, 2013, 2012 and 2011, we had debt and equity investments in 135, 121, and 103 portfolio companies, respectively. For the years ended September 30, 2013, 2012 and 2011, our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average interest income (which excludes income resulting from amortization of fees and discounts) yield of 9.1%, 9.3%, and 8.6% and a weighted average investment income (which includes interest income and amortization of fees and discounts) yield of 10.1%, 10.2%, and 9.9%, respectively.

Effective May 31, 2013, the Company entered an agreement to co-invest with United Insurance Company of America, or United Insurance, through Senior Loan Fund LLC, or SLF, an unconsolidated Delaware limited liability company, or LLC, primarily in senior secured loans of middle market companies. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of representatives of the Company and United Insurance (with approval from a representative of each required). SLF is capitalized with subordinated notes and LLC subscriptions from the Company and United Insurance. The Company has committed to fund $87.5 million of subordinated notes and United Insurance has committed to fund $12.5 million of subordinated notes.

As of September 30, 2013 and 2012, SLF had commitments of $100.0 million and $0 of subordinated notes, respectively, of which approximately $4.7 million and $0 in aggregate principal amount, respectively, was funded at September 30, 2013 and 2012. As of September 30, 2013 and 2012, the Company’s investment in SLF consisted of subordinated notes of approximately $4.1 million and $0, respectively, and LLC interests of approximately $592,000 and $0, respectively, which represented 0.5% and 0% of our portfolio at fair value.

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

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549-0102. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Our Investment Adviser

Our investment activities are managed by our investment adviser, GC Advisors. GC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. GC Advisors was organized in September 2008 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our amended and restated investment advisory agreement, or the Investment Advisory Agreement, with GC Advisors, we pay GC Advisors a base management fee and an incentive fee for its services. See “Business — Management Agreements — Management Fee” for a discussion of the base management fee and incentive fee, including the cumulative income incentive fee and the income and capital gains incentive fee, payable by us to GC Advisors. Unlike most closed-end funds whose fees are based on assets net of leverage, our base management fee is based on our average-adjusted gross assets (including leverage, unrealized depreciation or appreciation on derivative instruments, and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and, therefore, GC Advisors benefits when we incur debt or use leverage. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the definition under U.S. Generally Accepted Accounting Principles, or GAAP, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). Additionally, under the incentive fee structure, GC Advisors benefits when capital gains are recognized and, because it determines when a holding is sold, GC Advisors controls the timing of the recognition of capital gains. Our board of directors is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. See “Business — Management Agreements — Board Approval of the Investment Advisory Agreement.”

GC Advisors is an affiliate of Golub Capital and has entered into a staffing agreement, or the Staffing Agreement, with Golub Capital LLC. Under the Staffing Agreement, these companies make experienced investment professionals available to GC Advisors and provide access to the senior investment personnel of Golub Capital and its affiliates. The Staffing Agreement provides GC Advisors with access to investment opportunities, which we refer to in the aggregate as deal flow, generated by Golub Capital and its affiliates in the ordinary course of their businesses and commits the members of GC Advisors’ investment committee to serve in that capacity. As our investment adviser, GC Advisors is obligated to allocate investment opportunities among us and its other clients fairly and equitably over time in accordance with its allocation policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Related Party Transactions.” However, there can be no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. GC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Golub Capital’s investment professionals.

An affiliate of GC Advisors, the Administrator, provides the administrative services necessary for us to operate. See “Business — Management Agreements — Administration Agreement” for a discussion of the fees and expenses we are required to reimburse to the Administrator.

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. Golub Capital invested more than $10.5 billion in senior secured, one stop, second lien and subordinated loan transactions across a variety of market environments and industries between 2004 and September 30, 2013. Since its inception, Golub Capital has closed deals with over 150 middle market sponsors and repeat transactions with over 100 sponsors.

Golub Capital’s middle market lending group is managed by a four-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman and Gregory W. Cashman. As of

September 30, 2013, Golub Capital’s more than 55 investment professionals had an average of over 12 years of investment experience and were supported by more than 100 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Investment Criteria/Guidelines

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured, one stop, second lien, subordinated loans of, and warrants and minority equity securities in, U.S. middle market companies. We seek to generate strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries and private equity investors.

We primarily target U.S. middle market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We may also make opportunistic loans to independently owned and publicly held middle market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

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

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. Golub Capital’s origination personnel are located in offices in New York and Chicago. Each originator maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.

Underwriting.  We utilize the systematic, consistent approach to underwriting developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of this equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 35% and 45% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies. In evaluating a particular company, we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company in which we are investing), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligations under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Our due diligence process for middle market credits will typically entail:

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

Internal Performance Ratings
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

GC Advisors monitors and, when appropriate, changes the internal performance ratings assigned to each investment in our portfolio. In connection with our valuation process, GC Advisors and our board of directors review these internal performance ratings on a quarterly basis.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2013 and 2012:

	September 30, 2013		September 30, 2012
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$178,993	17.5%	$145,414	21.6%
4	750,611	73.3	468,182	69.6
3	88,458	8.6	55,149	8.2
2	6,521	0.6	340	0.1
1	62	0.0	3,825	0.6
Total	$1,024,645	100.0%	$672,910	100.0%

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

Subordinated Loans.  We structure these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind, or PIK, interest) in the early years, with amortization of principal deferred until loan maturity. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

Subordinated loan investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. In addition, the PIK feature of many subordinated loans, which effectively operates as negative amortization of loan principal, increases credit risk exposure over the life of the loan.

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

Senior Loan Fund.  We have invested in SLF, which as of September 30, 2013 consisted of a portfolio of loans to four different borrowers in industries similar to the companies in our portfolio. SLF invests in debt securities that are secured by a first lien on some or all of the issuer’s assets, including traditional senior debt and any related revolving or similar credit facility, in generally the same manner as our senior secured loans.

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

Investments

We seek to create a diverse portfolio that includes senior secured, one stop, second lien and subordinated loans and warrants and minority equity securities by investing approximately $5 million to $25 million of capital, on average, in the securities of middle market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2013, as well as the top ten industries in which we were invested as of September 30, 2013, in each case calculated as a percentage of our total investments as of such date.

Portfolio Company	Fair Value of Investments (In thousands)	Percentage of Total Investments
Atkins Nutritionals, Inc	$40,748	4.0%
Packaging Coordinators, Inc.	38,059	3.7
API Healthcare Corporation	34,156	3.3
Dialysis Newco, Inc.	30,600	3.0
ABRA, Inc	30,213	2.9
Boot Barn, Inc.	24,430	2.4
Starplex Operating, L.L.C.	18,390	1.8
Ascensus, Inc.	17,958	1.8
Navex Global, Inc.	17,764	1.7
Healogics, Inc.	17,663	1.7
	$269,981	26.3%

Industry	Fair Value of Investments (In thousands)	Percentage of Total Investments
Retail Stores	$155,861	15.2%
Healthcare, Education and Childcare	155,428	15.2
Diversified Conglomerate Service	145,163	14.2
Beverage, Food and Tobacco	112,755	11.0
Electronics	61,104	6.0
Diversified Conglomerate Manufacturing	60,488	5.9
Leisure, Amusement, Motion Pictures and Entertainment	58,312	5.7
Automobile	45,736	4.5
Containers, Packaging and Glass	41,015	4.0
Personal, Food and Miscellaneous Services	32,288	3.2
	$868,150	84.7%

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Administrator or an affiliate of the Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and reimburse the Administrator or an affiliate of the Administrator, as applicable, for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our independent directors.

Competition

Our primary competitors in providing financing to middle market companies include public and private funds, other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or to the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC.

We use the expertise of the investment professionals of Golub Capital and its affiliates to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, the relationships of the senior members of Golub Capital and its affiliates enable us to learn about, and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we invest. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by GC Advisors. We have a chief executive officer, chief financial officer and chief compliance officer and, to the extent necessary, our board of directors may elect to hire additional personnel going forward. Our officers are employees of Golub Capital LLC, an affiliate of GC Advisors, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to the administration agreement, or the Administration Agreement, we entered into with the Administrator. Some of our executive officers are also officers of GC Advisors. See “Business — Management Agreements — Administration Agreement.”

MANAGEMENT AGREEMENTS

GC Advisors is located at 150 South Wacker Drive, Suite 800, Chicago, IL 60606. GC Advisors is registered as an investment adviser under the Advisers Act. All of the beneficial interests in GC Advisors are owned, indirectly, by two affiliated trusts. The trustees of those trusts are Stephen A. Kepniss and David Louis Finegold, individuals who are not otherwise affiliated with GC Advisors or Golub Capital. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, GC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, GC Advisors:

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

The base management fee is calculated at an annual rate equal to 1.375% of our average adjusted gross assets at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian). For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. Additionally, GC Advisors is voluntarily excluding assets funded with secured borrowing proceeds from the management fee. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during a current calendar quarter. Base management fees for any partial month or quarter are appropriately pro-rated. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP, definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that GC Advisors or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of ours, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to GC Advisors by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by us.

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

Quarterly Income Component of Income and Capital Gains Incentive Fee Calculation Based on Net Income

Pre-Incentive Fee Net Investment Income
(Expressed as a Percentage of the Value of Net Assets)

Percentage of Pre-Incentive Fee Net Investment Income Allocated to Income Component of Income and Capital Gains Incentive Fee Calculation

The second part of the Income and Capital Gain Incentive Fee Calculation, or the Capital Gain Incentive Fee, equals (a) 20.0% of our Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. Our “Capital Gain Incentive Fee Base” equals the sum of (1) our realized capital gains (including realized capital gains on derivative instruments), if any, on a cumulative positive basis from April 13, 2010 through the end of each calendar year, (2) all realized capital losses (including realized capital losses on derivative instruments) on a cumulative basis and (3) all unrealized capital depreciation (including unrealized capital depreciation on derivative instruments) on a cumulative basis.

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

We will accrue the Capital Gain Incentive Fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) is positive. The Capital Gain Incentive Fee is calculated on a cumulative basis from April 13, 2010 through the end of each calendar year. For the calendar years ended December 31, 2012, 2011 and 2010, the Capital Gain Incentive Fee was zero. For the fiscal year ended September 30, 2013, 2012 and 2011, the Capital Gain Incentive Fee was zero.

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

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement, as amended, will continue in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by GC Advisors and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities, by vote, may also terminate the Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to our Business and Structure — We are dependent upon key personnel of GC Advisors for our future success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.

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

Board Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in February 2013, our board of directors voted unanimously to reapprove the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•	the nature, extent and quality of the advisory and other services provided to us by GC Advisors;
•	the relative investment performance of us since January 1, 2012 and since our inception;
•	the fee structures of comparable externally managed business development companies that engage in similar investing activities; and
•	various other matters.

Based on the information reviewed and the considerations detailed above, the board of directors, including all of the directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Investment Advisory Agreement, as well as the Administration Agreement, as being in the best interests of our stockholders.

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, the Administrator also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance. The Administrator may retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In February 2013, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

Indemnification

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Administrator’s services under the Administration Agreement or otherwise as our administrator.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter,” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental and each may be changed without stockholder approval. To the extent we adopt any fundamental policies; no person from whom we borrow will have, in his or her capacity as lender or debt holder, either a veto power or a vote in approving or changing any of our fundamental policies.

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

We look through our consolidated subsidiaries to the underlying holdings (considered together with portfolio assets held outside of our consolidated subsidiaries) for purposes of determining compliance with the 70% qualifying assets requirement of the 1940 Act. At least 70% of our assets will be eligible assets.

Managerial Assistance to Portfolio Companies

A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, when the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator has agreed to provide such managerial assistance on our behalf to portfolio companies that request this assistance.

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

Codes of Ethics

We and GC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics from our website at www.golubcapitalbdc.com or at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8090. In addition, each code of ethics is attached as an exhibit to this annual report on Form 10-K, and is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request to publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to GC Advisors. The proxy voting policies and procedures of GC Advisors are set out below. The guidelines are reviewed periodically by GC Advisors and our directors who are not “interested persons,” and, accordingly, are subject to change.

Introduction

As an investment adviser registered under the Advisers Act, GC Advisors has a fiduciary duty to act in our best interests. As part of this duty, GC Advisors recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Any co-investment would be made subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another account sponsored or managed by GC Advisors to make different investments in the same issuer, GC Advisors will need to decide which account will proceed with the investment. Moreover, in certain circumstances, we may be unable to invest in an issuer in which another account sponsored or managed by GC Advisors has previously invested.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, imposes a variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•	pursuant to Item 307 under Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•	pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and
•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Small Business Investment Company Regulations

On August 24, 2010, our wholly owned subsidiary, GC SBIC IV, L.P., or SBIC IV, received approval for a license from the U.S. Small Business Administration, or the SBA, to operate as an SBIC. On December 5, 2012, GC SBIC V, L.P., or SBIC V, also a wholly owned subsidiary of the Company, received a license from the SBA to operate as an SBIC. As wholly owned subsidiaries, SBIC IV and SBIC V may rely on an exclusion from the definition of “investment company” under the 1940 Act. As such, neither of these subsidiaries will elect to be regulated as a business development company under the 1940 Act.

SBIC IV and SBIC V have investment objectives substantially similar to ours and make similar types of investments in accordance with SBIC regulations.

The licenses allow our SBICs to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under the regulations applicable to SBICs, an SBIC may have outstanding debentures guaranteed by the SBA generally in an amount of up to twice its regulatory capital, which generally equates to the amount of its equity capital. SBIC regulations currently limit the amount that a single SBIC subsidiary may borrow to a maximum of $150 million, assuming that it has at least $75 million of equity capital. The SBICs are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million and the maximum amount that may be issued by a single SBIC licensee is $150.0 million. As of September 30, 2013, SBIC IV and SBIC V had $146.2 million and $33.3 million of outstanding SBA guaranteed debentures, respectively, leaving incremental borrowing capacity of $3.7 million and $52.7 million for SBIC IV and SBIC V, respectively, under present SBIC regulations.

On September 13, 2011, we received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries from our 200% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBIC regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

Under present SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18 million and have average annual net income after U.S. federal income taxes not exceeding $6 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” concerns, as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after U.S. federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow on investments in the company, regardless of the size of the company at the time of the follow on investment, up to the time of the company’s initial public offering, if any.

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

The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by an SBIC in a portfolio company). An SBIC may exercise control over a small business for a period of up to seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA’s prior written approval.

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

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus net capital gains and net ordinary gains for preceding years that were not distributed during such years, or the Excise Tax Avoidance Requirement.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;
•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income), or the 90% Income Test; and
•	diversify our holdings, or the Diversification Tests, so that at the end of each quarter of the taxable year:
•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships.

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

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates. The “Regulated Investment Company Modernization Act of 2010” provides some relief from RIC disqualification due to failures of the source of income and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

Should failure occur; not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years.

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

Risks Relating to Our Business and Structure

We are subject to risks associated with the current interest rate environment.

Since the economic downturn that began in mid-2007, interest rates have remained low. Because longer-term inflationary pressure is likely to result from the U.S. government’s fiscal policies and challenges during this time, we will likely experience rising interest rates, rather than falling rates, over our investment horizon.

To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase because the interest rates on the Class A Notes and Class B Notes issued under the Debt Securitization and amounts borrowed under the Credit Facility are floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates. We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt securities. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

You should also be aware that a rise in the general level of interest rates typically will lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of incentive fees payable to GC Advisors.

In addition, a decline in the prices of the debt we own could adversely affect the trading price of our common stock and our net asset value. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.

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

Our ability to achieve our investment objective depends on our ability to manage our business and to grow. This depends, in turn, on GC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon GC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. GC Advisors has substantial responsibilities under the Investment Advisory Agreement, as well as responsibilities in connection with the management of other accounts sponsored or managed by GC Advisors, members of GC Advisors’ investment committee or Golub Capital and its affiliates. The personnel of the Administrator and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In the course of our investing activities, we pay management and incentive fees to GC Advisors. The management fee is based on our average adjusted gross assets and the incentive fee is computed and paid on income, both of which include leverage. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our average adjusted gross assets, GC Advisors benefits when we incur debt or use leverage. Although GC Advisors makes recommendations to our board of directors with respect to leverage policies, our board of directors determines our leverage policy, including approving in advance the incurrence of material indebtedness and the execution of material contracts.

Additionally, the incentive fee payable by us to GC Advisors may create an incentive for GC Advisors to cause us to realize capital gains or losses that may not be in the best interests of us or our stockholders. Under the incentive fee structure, GC Advisors benefits when we recognize capital gains and, because GC Advisors determines when a holding is sold, GC Advisors controls the timing of the recognition of such capital gains. Our board of directors is charged with protecting our stockholders’ interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While they are not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, GC Advisors or its affiliates may from time to time have interests that differ from those of our securityholders, giving rise to a conflict.

The management and incentive fees payable by us to GC Advisors may create an incentive for GC Advisors to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which these fees are payable to GC Advisors is determined may encourage GC Advisors to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor our securityholders.

The part of the management and incentive fees payable to GC Advisors that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. This fee structure may be considered to involve a conflict of interest for GC Advisors to the extent that it may encourage GC Advisors to favor debt financings that provide for deferred interest, rather than current cash payments of interest. GC Advisors may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because GC Advisors is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.

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

We have entered into a license agreement with Golub Capital LLC under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital”. See “Business —  Management Agreements — License Agreement.” In addition, we pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest that our board of directors must monitor.

The Investment Advisory Agreement with GC Advisors and the Administration Agreement with the Administrator were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The Investment Advisory Agreement and the Administration Agreement, including its assignment to Golub Capital LLC, were negotiated between related parties. Consequently, their terms, including fees payable to GC Advisors, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with GC Advisors, the Administrator and their respective affiliates. Any such decision, however, would breach our fiduciary obligations to our stockholders.

Our ability to enter into transactions with our affiliates will be restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. We consider GC Advisors and its affiliates to be our affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to, among others, any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

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

In situations in which co-investment with other accounts sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, such as when, in the absence of exemptive relief described below, we and such other entities may make investments in the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other GC Advisors clients, GC Advisors needs to decide whether we or such other entity or entities will proceed with such investments. GC Advisors makes these determinations based on its policies and procedures, which generally require that such investment opportunities be offered to eligible accounts on a basis that is fair and equitable over time, including, for example, through random or rotational methods. Moreover, in certain circumstances, we may be unable to invest in an issuer in which an account sponsored or managed by GC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC) less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2013, we had $420.9 million of outstanding borrowings, including $203.0 million outstanding under the Debt Securitization.

In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred stock, which is another form of leverage, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive dividends would be senior to those of holders of shares of our common stock. We do not, however, anticipate issuing preferred stock in the next 12 months.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include the Class A Notes issued by the Securitization Issuer, our other borrowings (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC) and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions in amounts sufficient to maintain our status as a RIC, or at all. The amount of leverage that we employ will depend on GC Advisors’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-18%	-10%	-2%	6%	15%

(1)	Assumes $1,091.6 million in total assets, $420.9 million in debt and secured borrowings outstanding and $658.2 million in net assets as of September 30, 2013 and an effective annual interest rate of 2.8% as of September 30, 2013.

Based on our outstanding indebtedness of $420.9 million as of September 30, 2013 and the effective annual interest rate of 2.8% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.1% to cover annual interest payments on the outstanding debt.

We are subject to risks associated with the Debt Securitization.

As a result of the Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” in this Annual Report on Form 10-K to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In the Debt Securitization, an institutional investor purchased the notes issued by the Securitization Issuer in a private placement.

We are subject to certain risks as a result of our indirect interests in the junior notes and membership interests of the Securitization Issuer.

Under the terms of the master loan sale agreement governing the Debt Securitization, (1) we sold and/or contributed to Holdings all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in the master loan sale agreement and (2) Holdings, in turn, sold and/or contributed to the Securitization Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and other consideration set forth in the master loan sale agreement. Following these transfers, the Securitization Issuer, and not Holdings or us, held all of the ownership interest in such portfolio loans and participations. As a result of the Debt Securitization and as of September 30, 2013, we held indirectly through Holdings a combination of junior notes comprised of Class B Notes and Subordinated Notes as well as membership interests, which comprise 100% of the equity interests, in the Securitization Issuer. As a result, we consolidate the financial statements of Holdings and the Securitization Issuer, as well as our other subsidiaries, in our consolidated financial statements. Because each of Holdings and the Securitization Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us to Holdings, and by Holdings to the Securitization Issuer, did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. The securities issued by the Securitization Issuer, or by any securitization vehicle we sponsor in the future, could be acquired by another business development company or securitization vehicle subject to the satisfaction of certain conditions. We may also, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another business development company to the extent permitted under the 1940 Act.

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

For as long as the Class A Notes remain outstanding, holders of the Class A Notes comprise the Controlling Class under the Debt Securitization and, as such, they have the right to act in certain circumstances with respect to the portfolio loans in ways that may benefit their interests but not the interests of holders of more junior classes of notes and membership interests, including by exercising remedies under the indenture in the Debt Securitization. If the Class A Notes are paid in full, the Class B Notes would comprise the Controlling Class; however, there is no assurance that Holdings will continue to hold the Class B Notes, which may be transferred to a third party.

If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture, the Controlling Class, as the most senior class of notes then outstanding will be paid in full before any further payment or distribution on the more junior classes of notes and membership interests. In addition, if an event of default occurs, holders of a majority of the Controlling Class will be entitled to determine the remedies to be exercised under the indenture, subject to the terms of the indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the Securitization Issuer, the trustee or holders of a majority of the Controlling Class may declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the Securitization Issuer. If at such time the portfolio loans were not performing well, the Securitization Issuer may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the Class B Notes or the Subordinated Notes, or to pay a dividend to holders of the membership interests.

Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would include the Class B Notes and Subordinated Notes to the extent the Class A Notes constitute the Controlling Class or the Subordinated Notes, to the extent the Class B Notes constitute the Controlling Class), and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of Holdings or that Holdings will receive any payments or distributions upon an acceleration of the notes. Any failure of the Securitization Issuer to make distributions on the notes we indirectly hold, whether as a result of an event of default or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to maintain our status as a RIC.

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

The value of the Class B Notes could be adversely affected by a mandatory redemption because such redemption could result in the Class B Notes being redeemed at par at a time when they are trading in the secondary market at a premium to their stated principal amount and when other investments bearing the same rate of interest may be difficult or expensive to acquire. A mandatory redemption could also result in a shorter investment duration than a holder of Class B Notes may have wanted or anticipated, which could, in turn, result in such a holder incurring breakage costs on related hedging transactions. In addition, the reinvestment period under the Debt Securitization may extend through as late as July 20, 2015, which could affect the value of the collateral securing the Class B Notes.

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

The structure of the Debt Securitization is intended to prevent, in the event of our bankruptcy or the bankruptcy of Holdings, the consolidation of the Securitization Issuer with our operations or those of Holdings. If the true sale of these assets were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the Securitization Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the Debt Securitization, which would equal the full amount of debt of the Securitization Issuer reflected on our consolidated balance sheet. In addition, we cannot assure you that the recovery in the event we were consolidated with the Securitization Issuer for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as an indirect holder of the Class B Notes and the Subordinated Notes had we not been consolidated with the Securitization Issuer.

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

The Securitization Issuer may issue additional Subordinated Notes.

Under the terms of the Debt Securitization documents, the Securitization Issuer could issue additional Subordinated Notes and use the net proceeds of such issuance to purchase additional portfolio loans. Any such additional issuance, however, would require the consent of the collateral manager and the approval of a majority of the Subordinated Notes. Among the other conditions that must be satisfied in connection with an additional issuance of Subordinated Notes, the aggregate principal amount of all additional issuances of Subordinated Notes may not exceed $97 million; the Securitization Issuer must notify each rating agency of such issuance prior to the issuance date; and the terms of the Subordinated Notes to be issued must be identical to the terms of previously issued Subordinated Notes (except that all monies due on such additional Subordinated Notes will accrue from the issue date of such notes and that the prices of such Subordinated Notes do not have to be identical to those of the initial Subordinated Notes). We do not expect to cause the Securitization Issuer to issue any additional Subordinated Notes at this time, and the terms of the Debt Securitization documents do not provide for additional issuances of Class A Notes or Class B Notes without amendment of the Debt Securitization documents.

We are subject to risks associated with the Credit Facility.

On July 21, 2011, Funding, our wholly owned subsidiary, entered into a senior secured revolving credit facility, or, as amended, the Credit Facility, with Wells Fargo Securities, LLC, as administrative agent and Wells Fargo Bank, N.A., as lender, or the Lender. As a result of the Credit Facility, we are subject to a variety of risks, including those set forth below.

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

During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. To the extent these circumstances arise again in the future, it may be difficult for us to finance the growth of our investments on acceptable economic terms, or at all.

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

The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of several independent service providers to review the valuation of these securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. In particular, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, became law. The scope of Dodd-Frank impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several months and years. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. The likely impact of Dodd-Frank cannot be ascertained with any degree of certainty.

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

The Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

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

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As a result, we incur expenses that may negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot ensure that our evaluation, testing and remediation process is effective or that our internal control over financial reporting will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities would be adversely affected.

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

Risks Relating to Our Investments

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

Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. This economic decline materially and adversely affected the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the repricing of credit risk in the broadly syndicated market. These disruptions in the capital markets also increased the spread between the yields realized on risk-free and higher risk securities and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of the U.S. government spending cuts that took effect March 1, 2013, the recent government shutdown in October 2013, or any further spending cuts or shutdowns. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our debt investments may be risky and we could lose all or part of our investment.

The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody's Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor's Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments may result in an above average amount of risk and volatility or loss of principal.

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

Our investments in private and middle market portfolio companies are risky, and you could lose all or part of your investment.

Investment in private and middle market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of GC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If GC Advisors is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments. Middle market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and GC Advisors may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

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

Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.

The loans in our investment portfolio may be prepaid at any time. It is not clear at this time when each loan may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates may make it more difficult for portfolio companies to make periodic payments on their loans.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interests rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have not yet identified the portfolio company investments we will acquire.

While we currently hold a portfolio of investments, we have not yet identified additional potential investments for our portfolio that we will acquire with the proceeds of any offering of securities. Privately negotiated investments in illiquid securities or private middle market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. As a result, you will be unable to evaluate any future portfolio company investments prior to purchasing our shares of common stock. Additionally, GC Advisors selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. We anticipate that we will use substantially all of the net proceeds of any offering of our securities within approximately six months following the completion of any offering of our securities, depending on the availability of appropriate investment opportunities consistent with our investment objectives and market conditions. Until such appropriate investment opportunities can be found, we will invest the net proceeds primarily in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of investments in senior secured, one stop, second lien and subordinated loans and equity securities. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.

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

To the extent we do not hold controlling equity positions in our portfolio companies, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

We have invested a portion of our capital in second lien and subordinated loans issued by our portfolio companies and intend to continue to do so in the future. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Under the Investment Advisory Agreement and the collateral management agreement, GC Advisors does not assume any responsibility to us other than to render the services called for under those agreements, and it is not responsible for any action of our board of directors in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement and the collateral management agreement, GC Advisors, its officers, members, personnel, and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement and the collateral management agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement and the collateral management agreement. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement and the collateral management agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement and the collateral management agreement. These protections may lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

As of September 30, 2013, we were invested in the securities of one non-U.S. company. We may invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.

We have engaged in and, in the future, may engage in hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. Use of a hedging transaction could involve counterparty credit risk.

While we may enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the U.S. Commodities Futures Trading Commission.

We may not realize gains from our equity investments.

When we invest in one stop, subordinated and second lien loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. If we declare a dividend and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of the companies;
•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and business development companies;
•	loss of our qualification as a RIC or business development company;
•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	departure of GC Advisors’ or any of its affiliates’ key personnel;
•	operating performance of companies comparable to us;
•	general economic trends and other external factors; and
•	loss of a major funding source.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 150 South Wacker Drive, Suite 800, Chicago, IL 60606 and are provided by Golub Capital LLC pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business.

Item 3. Legal Proceedings

Golub Capital BDC, GC Advisors and Golub Capital LLC are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on April 15, 2010 and is currently traded on The Nasdaq Global Select Market under the symbol “GDBC”. The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share since October 1, 2011.

		Closing Sales Price		Premium of High Sales Price to NAV(2)	Premium (Discount) of Low Sales Price to NAV(2)	Distributions Declared
Period	NAV(1)	High	Low
Fiscal year ended September 30, 2013
Fourth quarter	$15.21	$18.50	$16.76	21.6%	10.2%	$0.32
Third quarter	15.12	17.98	16.02	18.9	6.0	0.32
Second Quarter	14.80	16.66	15.82	12.6	6.9	0.32
First Quarter	14.66	16.32	14.75	11.3	0.6	0.32
Fiscal year ended September 30, 2012
Fourth quarter	$14.60	$16.00	$15.05	9.6%	3.1	0.32
Third quarter	14.58	15.18	14.25	4.1	(2.3)	0.32
Second Quarter	14.69	15.95	14.57	8.6	(0.8)	0.32
First Quarter	14.53	16.00	14.16	10.1	(2.5)	0.32

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of the each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

The last reported price for our common stock on December 2, 2013 was $18.45 per share. As of December 2, 2013, we had 244 stockholders of record.

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

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock since October 1, 2011.

Record Dates	Payment Date	Dividends and Distributions Declared
Fiscal year ended September 30, 2013
September 13, 2013	September 27, 2013	$0.32
June 13, 2013	June 27, 2013	$0.32
March 14, 2013	March 28, 2013	$0.32
December 14, 2012	December 28, 2012	$0.32
Total(1)		$1.28

Record Dates	Payment Date	Dividends and Distributions Declared
Fiscal year ended September 30, 2012
September 13, 2012	September 27, 2012	$0.32
June 15, 2012	June 29, 2012	$0.32
March 16, 2012	March 29, 2012	$0.32
December 19, 2011	December 29, 2011	$0.32
Total(2)		$1.28

(1)	Includes a return of capital for tax purposes of approximately $0.11 per share.
(2)	Includes a return of capital for tax purposes of approximately $0.04 per share.

On November 26, 2013, our board of directors declared a quarterly distribution of $0.32 per share payable on December 27, 2013 to holders of record as of December 17, 2013.

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

Stock Performance Graph

This graph compares the stockholder return on our common stock from April 14, 2010 (initial public offering) to September 30, 2013 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on April 14, 2010, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data of Golub Capital BDC as of and for the years ended September 30, 2013, 2012, 2011, 2010 and 2009 is derived from the consolidated financial statements that have been audited by McGladrey LLP, independent registered public accounting firm. For the period prior to September 30, 2009, the financial data refers to the financial condition and results of operations of our predecessor GCMF. The financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included elsewhere in this Annual Report on Form 10-K.

	Golub Capital BDC(1)					GCMF
	As of and for the years ended
	September 30, 2013	September 30, 2012	September 30, 2011	September 30, 2010		September 30, 2009
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$83,774	$57,859	$39,150	$33,150		$33,338
Base management fee	11,749	8,495	5,789	3,328		2,849
Incentive fee	9,844	6,228	348	55		—
All other expenses	17,786	15,260	10,197	6,400		5,011
Net investment income	44,395	27,876	22,816	23,367		25,478
Net realized (loss) gain on investments and derivative instruments	(1,363)	(3,372)	2,037	(40)		(3,972)
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and secured borrowings	3,488	7,256	(3,514)	2,921		(1,489)
Net increase/(decrease) in net assets resulting from operations	46,520	31,760	21,339	26,248		20,017
Per share data:
Net asset value	$15.21	$14.60	$14.56	$14.71		N/A	(2)
Net investment income	1.29	1.15	1.16	N/A	(2)	N/A	(2)
Net realized (loss) gain on investments and derivative instruments	(0.04)	(0.14)	0.10	N/A	(2)	N/A	(2)
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and secured borrowings	0.10	0.30	(0.18)	N/A	(2)	N/A	(2)
Net increase/(decrease) in net assets resulting from operations	1.35	1.31	1.09	N/A	(2)	N/A	(2)
Per share dividends declared	1.28	1.28	1.27	0.55		N/A	(2)
Dollar amount of dividends declared	45,394	31,556	25,069	9,742		N/A
Balance Sheet data at period end:
Investments, at fair value	$1,024,645	$672,910	$459,827	$344,869		$376,294
Cash and cash equivalents	54,717	50,927	69,766	92,990		30,614
Other assets	12,294	10,259	30,051	4,904		2,214
Total assets	1,091,656	734,096	559,644	442,763		409,122
Total debt	420,909	352,300	237,683	174,000		315,306
Total liabilities	433,420	358,967	243,095	182,222		316,370
Total net assets	658,236	375,129	316,549	260,541		92,752

	Golub Capital BDC(1)				GCMF
	As of and for the years ended
	September 30, 2013	September 30, 2012	September 30, 2011	September 30, 2010	September 30, 2009
	(In thousands, except per share data)
Other data:
Weighted average annualized yield on income producing investments at fair value(3)	9.1%	9.3%	8.6%	8.4%	8.1%
Number of portfolio companies at period end	135	121	103	94	95

(1)	Includes the financial information of GCMF for the period prior to the BDC Conversion.
(2)	Per share data are not provided as we did not have shares of common stock outstanding or an equivalent prior to the initial public offering on April 14, 2010.
(3)	Weighted average yield on income producing investments is computed by dividing (a) annualized interest income (other than interest income resulting from amortization of fees and discounts) on accruing loans and debt securities by (b) total income producing investments at fair value.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K.

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

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

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This annual report on Form 10-K contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in November 2009 to continue and expand the business of our predecessor, GCMF, which commenced operations in July 2007, in making investments in senior secured, one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans and warrants and equity securities of middle market companies that are, in most cases, sponsored by private equity firms.

Our shares are currently listed on The NASDAQ Global Select Market under the symbol “GBDC”.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle market companies with over $8.0 billion in capital under management as of September 30, 2013, (2) selecting investments within our core middle market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us.

Under the Investment Advisory Agreement, which was most recently reapproved by our board of directors in February 2013, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. We have also entered into the Administration Agreement with the Administrator, under which we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

We seek to create a diverse portfolio that includes senior secured, one stop, second lien and subordinated loans and warrants and minority equity securities by investing approximately $5 to $25 million of capital, on average, in the securities of middle market companies. We may also selectively invest more than $25 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

As of September 30, 2013, our portfolio at fair value was comprised of 28.9% senior secured loans, 54.1% one stop loans, 11.0% second lien loans, 2.2% subordinated loans, 3.3% equity and 0.5% of investments in SLF. As of September 30, 2012, our portfolio at fair value was comprised of 40.7% senior secured loans, 39.5% one stop loans, 6.6% second lien loans, 10.0% subordinated loans and 3.2% equity.

As of September 30, 2013, 2012 and 2011, we had debt and equity investments in 135, 121, and 103 portfolio companies, respectively. For the years ended September 30, 2013, 2012 and 2011, our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average interest income (which excludes income resulting from amortization of fees and discounts) yield of 9.1%, 9.3%, and 8.6% and a weighted average investment income (which includes interest income and amortization of fees and discounts) yield of 10.1%, 10.2%, and 9.9%, respectively.

Revenues:  We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as interest income. When we receive partial principal payments on a loan in an amount that exceeds its amortized cost, we record the excess principal payment as interest income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Partial loan sales:  The Company follows the guidance in ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”), when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales, which do not meet the definition of a participating interest, remain on the Company’s consolidated statements of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met.

Expenses:  Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we pay interest expense on our outstanding debt. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•	organizational expenses;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	investment advisory and management fees;
•	administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and the Administrator based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with evaluating and making, investments in portfolio companies, including costs associated with meeting financial sponsors;
•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration and franchise fees;
•	All costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs associated with individual or group stockholders;
•	costs associated with Sarbanes-Oxley Act compliance;
•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or the Administrator in connection with administering our business.

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expenses and costs relating to future offerings of securities would be additive to the expenses described above.

GC Advisors, as collateral manager for the Securitization Issuer under the collateral management agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the Securitization Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. This fee, which is less than the management fee payable under the Investment Advisory Agreement, is paid directly by the Securitization Issuer to GC Advisors and offset against such management fee. Accordingly, the 1.375% management fee paid by us to GC Advisors under the Investment Advisory Agreement on all of our assets, including those indirectly held through the Securitization

Issuer, is reduced, on a dollar-for-dollar basis, by an amount equal to such 0.35% fee paid to GC Advisors by the Securitization Issuer. The term “collection period” refers to a quarterly period running from the day after the end of the prior collection period to the fifth business day of the calendar month in which a payment date occurs. This fee may be waived by the collateral manager. The collateral management agreement does not include any incentive fee payable to GC Advisors. In addition, the Securitization Issuer paid Wells Fargo Securities, LLC a structuring and placement fee for its services in connection with the initial structuring and subsequent amendment of the Debt Securitization. The Securitization Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with, the administration of the Debt Securitization. The administrative expenses are paid by the Securitization Issuer on each payment date in two parts: (1) a component that is paid in a priority to other amounts distributed by the Securitization Issuer, subject to a cap equal to the sum of 0.04% per annum on the adjusted principal balance of the portfolio loans and other assets held by the Securitization Issuer on the last day of the collection period relating to such payment date, plus $150,000 per annum, and (2) a component that is paid in a subordinated position relative to other amounts distributed by the Securitization Issuer, equal to any amounts that exceed the aforementioned administrative expense cap. We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

On October 14, 2013, Golub Capital BDC Revolver Funding LLC (“Revolver Funding”) was formed in the state of Delaware as a wholly owned subsidiary of the Company. On November 22, 2013, Revolver Funding entered into a $15 million revolving line of credit, or the Revolver, which may be increased to an amount not to exceed $30 million, with The PrivateBank and Trust Company, or PrivateBank, that matures on November 22, 2019. The Revolver bears an interest rate of either LIBOR plus 3.50% per annum or PrivateBank’s prime rate plus 1.50% per annum through November 22, 2014 and LIBOR plus 2.50% per annum or PrivateBank’s prime rate plus 0.50% per annum for the period subsequent to November 22, 2014. The Revolver is secured by all of the assets held by Revolver Funding. Both the Company and Revolver Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Revolver is subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended. In addition, the Company pays a fee of 0.25% per annum on any unused portion of the Revolver.

On October 31, 2013, Funding entered into an amendment, or the Credit Facility Amendment, to the documents governing Funding’s Credit Facility with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender. The Credit Facility Amendment is effective as of October 31, 2013. The Credit Facility Amendment, among other things, (a) increased the size of the Credit Facility from $100 million to $250 million, (b) extended the expiration of the revolving period to October 21, 2014, during which period Funding, subject to certain conditions, may make borrowings under the facility and (c) extended the stated maturity date from October 20, 2017 to October 22, 2018. The interest rate and other material terms of the Credit Facility were unchanged.

On November 15, 2013, Holdings sold the $12 million of Class B Notes of the Debt Securitization and on November 20, 2013, the transaction closed and proceeds of $12 million were received.

On November 26, 2013, our board of directors declared a quarterly distribution of $0.32 per share payable on December 27, 2013 to holders of record as of December 17, 2013.

Market Trends

We have identified the following trends that may affect our business:

Target Market.  We believe that small and middle market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us.

Specialized Lending Requirements.  We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle market companies. For example, based on the experience of our management team, lending to U.S. middle market companies (1) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (2) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle market and (3) may also require more extensive ongoing monitoring by the lender.

Demand for Debt Capital.  We believe there is a large pool of uninvested private equity capital for middle market companies. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and subordinated debt from other sources, such as us.

Competition from Bank Lenders.  We believe that many traditional bank lenders to middle market businesses have either exited or de-emphasized their service and product offerings in the middle market. These traditional lenders have instead focused on lending and providing other services to large corporate clients. We believe this has resulted in fewer key players and the reduced availability of debt capital to the companies we target.

Market Environment:  We believe that as part of the path of economic recovery following the credit crisis, there has been increased competition for new middle market investments due to some new non-bank finance companies that have entered the market and due to improving financial performance of middle market companies. However, we believe that our scale and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

Consolidated Results of Operations

Consolidated operating results for the years ended September 30, 2013, 2012 and 2011 are as follows:

	For the years ended September 30,			Variances
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In thousands)
Interest income	$73,960	$52,393	$34,076	$21,567	$18,317
Income from amortization of discounts and origination fees	7,594	5,089	5,074	2,505	15
Interest income from subordinated notes of SLF	23	—	—	23	—
Dividend income	2,197	377	—	1,820	377
Total investment income	83,774	57,859	39,150	25,915	18,709
Total expenses	39,379	29,983	16,334	9,396	13,649
Net investment income	44,395	27,876	22,816	16,519	5,060
Net realized (losses) gains on investments and derivative instruments	(1,363)	(3,372)	2,037	2,009	(5,409)
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and secured borrowings	3,488	7,256	(3,514)	(3,768)	10,770
Net income	$46,520	$31,760	$21,339	$14,760	$10,421
Average earning portfolio company investments, at fair value	$810,880	$564,323	$406,881	$246,557	$157,442
Average debt outstanding(1)	$378,843	$306,969	$201,294	$71,874	$105,675

(1)	For the year ending September 30, 2013, we have excluded $8.8 million of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meet the definition of a “participating interest”, as defined in the guidance to ASC Topic 860.

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciations. As a result, annual comparisons of net income may not be meaningful.

Investment Income

Investment income increased from 2012 to 2013 by $25.9 million as a result of an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $246.6 million, an increase in prepayment fees of $1.3 million and an increase in dividend income of $1.8 million, which were partially offset by a decline in the weighted average investment income (which includes interest income and amortization of fees and discounts) yield of 0.1%. Investment income increased from 2011 to 2012 by $18.7 million as a result of an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $157.4 million as well as an increase in the weighted average investment income (which includes interest income and amortization of fees and discounts) yield of 0.3%.

The decrease in the yield from 2012 to 2013 was driven primarily by the change in asset mix of our portfolio. Higher yielding subordinated debt investments decreased from 10.0% of the portfolio as of September 30, 2012 to 2.2% of the portfolio as September 30, 2013 while lower yielding one stop investments increased from 30.5% of the portfolio as of September 30, 2012 to 54.1% of the portfolio as of September 30, 2013. The increase in the yield from 2011 to 2012 was driven primarily by the change in asset mix of our portfolio. Higher yielding second lien and one stop investments increased from 43.5% of the portfolio as of September 30, 2011 to 46.1% of the portfolio as of September 30, 2012.

The interest income yield (which excludes income resulting from amortization of fees and discounts) by security type for the years ended September 30, 2013, 2012 and 2011 was as follows:

	For the years ended September 30,
	2013	2012	2011
Senior secured	7.4%	7.1%	7.1%
One stop	8.8%	9.4%	9.2%
Second lien(1)	11.7%	11.0%	12.0%
Subordinated debt	16.8%	14.0%	13.0%
Subordinated notes of SLF(2)	4.3%	N/A	N/A

(1)	Second lien loans include loans structured as first lien last out term loans.
(2)	The proceeds from these notes were applied to co-investments with United Insurance to fund senior secured loans.

Interest rate yields on senior secured, one stop, second lien and fixed rate subordinated debt have fluctuated, as shown in the table above, for the year ended September 30, 2013 as compared to the year ended September 30, 2012. The increase in yields on second lien and subordinated debt is attributed to the inclusion of $0.6 million and $1.2 million, respectively, of prepayment fees, while we have seen interest rate compression on new investments, when excluding prepayment fees.

For the years ended September 30, 2012 and 2011, interest rate yields on senior secured, one stop, second lien and fixed rate subordinated debt remained relatively consistent as pricing on new originations remained relatively consistent over those two years. For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources — Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarized our expenses:

	For the years ended September 30,			Variances
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In thousands)
Interest and other debt financing expenses	$12,427	$10,781	$6,550	$1,646	$4,231
Base management fee	11,749	8,495	5,789	3,254	2,706
Incentive fee	9,844	6,228	348	3,616	5,880
Professional fees	2,200	2,231	2,204	(31)	27
Administrative service fee	2,625	1,713	837	912	876
General and administrative expenses	534	535	606	(1)	(71)
Total expenses	$39,379	$29,983	$16,334	$9,396	$13,649

Interest and other debt financing expenses increased from the year ended September 30, 2012 to the year ended September 30, 2013 primarily due to an increase in the weighted average of outstanding borrowings from $307.0 million for the year ended September 30, 2012 to $378.8 million for the year ended September 30, 2013. We increased our use of debt under the Debt Securitization and SBA debentures through the SBICs to $203.0 million and $169.5 million, respectively, as of September 30, 2013 and outstanding balances of $174.0 and $123.5 million, respectively, as of September 30, 2012 while reducing our use of debt through the Credit Facility, which had outstanding balances of $29.6 and $54.8 million as of September 30, 2013 and 2012, respectively. The increase in interest and debt financing expenses was partially offset by a decrease in the effective average annual interest rate on our outstanding debt from 3.5% for the year ended September 30, 2012 to 3.3% for the year ended September 30, 2013.

Interest and other debt financing expenses increased from the year ended September 30, 2011 to the year ended September 30, 2012 primarily due to an increase in the weighted average of outstanding borrowings from $201.3 for the year ended September 30, 2011 to $307.0 million for the year ended September 30, 2012. In addition to the $174.0 million of borrowings under the Debt Securitization that was outstanding for the years ended September 30, 2012 and 2011, we increased our use of debt through SBIC IV and the Credit Facility, which had outstanding balances of $123.5 million and $54.8 million, respectively, as of September 30, 2012 and outstanding balances of $61.3 million and $2.4 million, respectively, as of September 30, 2011. To a lesser extent, the increase in interest expense was also caused by an increase in the effective average interest rate on our outstanding debt from 3.3% for the year ended September 30, 2011 to 3.5% for the year ended September 30, 2012.

The base management fee increased as a result of a sequential increase in average assets from 2011 to 2013. The administrative service fee increased from 2011 to 2013 due to an increase in costs associated with servicing a growing investment portfolio. In addition, as permitted under the Administration Agreement, beginning January 1, 2012, the allocable portion of the cost of our chief compliance officer and chief financial officer and their respective staffs were charged to us, which was also partially related to the increase in the administrative service fee from the year ended September 30, 2011 to the year ended September 30, 2012. These costs are permitted to be charged under the terms of the Administration Agreement but were previously being waived by the Administrator.

The incentive fee increased by $5.9 million and $3.6 million from the years ended September 30, 2011 and September 30, 2012 to the years ended September 30, 2012 and 2013, respectively. The incentive fee increases are net of irrevocable incentive fee waivers by the Investment Adviser of $0.3 million and $0.6 million for the years ended September 30, 2013 and September 30, 2012, respectively. Incentive fee expense increased in the year ended September 30, 2013 primarily due to the increase in our average earning investment balances and related investment income. Incentive fee expense increased in the year ended September 30, 2012 also due to an increase in our average earning investment balances and related investment income. In addition, the incentive fee expense for the year ended September 30, 2011 was relatively small as our Pre-Incentive Fee Net Investment Income did not exceed or only marginally exceeded the hurdle rate as defined in the Investment Advisory Agreement.

The incentive fee waiver of $0.6 million for the year ended September 30, 2012 was attributable to interest spread payments from a total return swap, or TRS. As described in the “Net Realized and Unrealized Gains and Losses” section below, we entered into the TRS, with Citibank, N.A., or Citibank, for the purpose of gaining economic exposure to a portfolio of broadly syndicated loans. We subsequently terminated the TRS on April 11, 2012. For the periods ending September 30, 2011 and prior, we had included interest spread payments, which represent the difference between the interest and fees received on the referenced assets underlying the TRS and the interest paid to Citibank on the settled notional value of the TRS, from the TRS in the capital gains component of the incentive fee calculation as this is consistent with GAAP which records such payments in net realized gains/(losses) on derivative instruments in the consolidated statement of operations. However, we changed our methodology in the first fiscal quarter of fiscal year 2012 pursuant to discussions with the staff, or the Staff, of the SEC, resulting in the TRS interest spread payments being included in the income component of the incentive fee calculation.

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

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the years ended September 30, 2013, 2012 and 2011 were $1.0 million, $0.5 million and $0.3 million, respectively.

As of September 30, 2013 and 2012, included in accounts payable and accrued expenses were $0.3 million and $40,000, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the years ended September 30,			Variances
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In thousands)
Net realized (loss) gain on investments	$(1,363)	$(5,467)	$1,997	$4,104	$(7,464)
Net realized gain on TRS	—	3,854	40	(3,854)	3,814
Net realized (loss) on financial futures contracts	—	(1,759)	—	1,759	(1,759)
Net realized (loss) gain	(1,363)	(3,372)	2,037	2,009	(5,409)
Unrealized appreciation on investments	(14,445)	15,632	7,220	(30,077)	8,412
Unrealized (depreciation) on investments	17,956	(10,362)	(8,748)	28,318	(1,614)
Unrealized (depreciation) on investments in SLF(1)	(74)	—	—	(74)	—
Unrealized appreciation on investments in SLF(1)	177	—	—	177	—
Unrealized (depreciation) on secured borrowings	(126)	—	—	(126)	—
Unrealized appreciation (depreciation) on TRS	—	1,845	(1,845)	(1,845)	3,690
Unrealized appreciation (depreciation) on financial futures contracts	—	141	(141)	(141)	282
Net change in unrealized appreciation (depreciation) on investments, investments in SLF, derivative instruments and secured borrowings	$3,488	$7,256	$(3,514)	$(3,768)	$10,770

(1)	Unrealized appreciation and (depreciation) on investments in SLF include the Company's investments in the subordinated notes and LLC interests in SLF.

For the year ended September 30, 2013, we had $18.0 million in unrealized appreciation on 101 portfolio company investments, which was partially offset by $14.4 million in unrealized depreciation on 108 portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value. Unrealized appreciation during the year ended September 30, 2013 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Additionally, we had $0.1 million in unrealized depreciation on secured borrowing proceeds related to one portfolio company for the year ended September 30, 2013. The unrealized depreciation resulted from the amortization of discounts and the rise in market prices associated with the investments funded by the secured borrowing proceeds.

For the year ended September 30, 2013, we had $0.2 million in unrealized appreciation on our investment in SLF LLC interests, which was partially offset by $0.1 million in unrealized depreciation on our investment in SLF subordinated notes. The unrealized depreciation was the result of the lower yielding contractual rate compared to comparable market pricing of subordinated notes. Unrealized appreciation on the SLF LLC interests was driven by positive credit related adjustments associated with SLF’s investment portfolio as well the offsetting impact of the pricing on the subordinated notes.

We also had $1.4 million in net realized losses on investments during the year ended September 30, 2013 primarily as a result of the sale of a non-accrual investment and the payoff of an under-performing loan.

For the year ended September 30, 2012, we had $15.6 million in unrealized appreciation on 70 portfolio company investments, which was partially offset by $10.4 million in unrealized depreciation on 74 portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value. Unrealized appreciation during the year ended September 30, 2012 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. We also had $5.5 million in realized losses on investments during the year ended September 30, 2012 primarily as a result of the sale of two non-accrual investments.

For the year ended September 30, 2011, we had $8.7 million in unrealized depreciation on 76 portfolio company investments, which was partially offset by $7.2 million in unrealized appreciation on 62 portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value. Unrealized appreciation during the year ended September 30, 2011 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation.

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

Cash collateral of $19.9 million that had secured the obligations to Citibank under the TRS was returned to us during the year ended September 30, 2012 and was used to fund new middle market debt and equity investments.

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

Liquidity and Capital Resources

For the year ended September 30, 2013, we experienced a net increase in cash and cash equivalents of $2.4 million. During the period we used $297.6 million in operating activities, primarily as a result of fundings of portfolio investments of $669.2 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $336.2 million and net investment income of $44.4 million. During the same period, cash used in investment activities of $1.4 million was driven by the increase in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $301.4 million, primarily due to net proceeds from four equity offerings of an aggregate of $280.9 million and borrowings on debt of $376.4 million, partially offset by repayments of debt of $316.6 million and distributions paid of $43.3 million.

For the year ended September 30, 2012, we experienced a net decrease in cash and cash equivalents of $32.5 million. During the period we used $158.3 million in operating activities, primarily as a result of fundings of portfolio investments of $395.6 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $191.5 million, return of cash collateral on deposit with custodian of $21.2 million and net investment income of $27.9 million. During the same period, cash used in investment activities of $13.6 million was driven by the change in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $139.4 million, primarily due to net proceeds from the follow-on equity offering of $57.2 million and borrowings on debt of $178.3 million, partially offset by repayments of debt of $63.7 million and distributions paid of $23.9 million.

For the year ended September 30, 2011, we experienced a net decrease in cash and cash equivalents of $14.9 million. During the period we used $118.1 million in operating activities, primarily as a result of fundings of portfolio investments of $326.3 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $217.9 million and net investment income of $22.8 million. During the same period, cash provided by investment activities of $8.4 million was driven by the change in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $94.9 million, primarily due to net proceeds from the follow-on equity offering of $59.4 million and borrowings on debt of $63.7 million, partially offset by distributions paid of $23.9 million.

As of September 30, 2013 and 2012, we had cash and cash equivalents of $16.3 million and $13.9 million, respectively. In addition, we had restricted cash and cash equivalents of $38.4 million and $37.0 million as of September 30, 2013 and 2012, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of September 30, 2013, $15.9 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitization, which are described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitization. $9.0 million of such restricted cash and cash equivalents can be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. The remaining $13.5 million of restricted cash and cash equivalents can be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs, which are described in further detail in Note 7 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of September 30, 2013 and September 30, 2012, we had outstanding commitments to fund investments totaling $76.3 million and $56.5 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2013 and 2012, subject to the terms of each loan’s respective credit agreement.

As of September 30, 2013 and 2012, subject to leverage and borrowing base restrictions, we had approximately $70.4 million and $20.2 million, respectively, available for additional borrowings on the Credit Facility.

On February 15, 2013, we amended the Debt Securitization to issue an additional $29.0 million in Class A Notes, $2.0 million in Class B Notes and $19.0 million in Subordinated Notes. The Class A Notes are included in the September 30, 2013 and September 30, 2012 consolidated statements of financial condition as debt of the Company. The Class B Notes and the Subordinated Notes are eliminated in consolidation. As of September 30, 2013 and September 30, 2012, we had outstanding debt under the Debt Securitization of $203.0 million and $174.0 million, respectively.

On October 31, 2013, the Credit Facility was amended to, among other things, increase the size of the Credit Facility from $100 million to $250 million, extend the expiration of the reinvestment period from November 21, 2013 to October 21, 2014 and extend the stated maturity date from October 20, 2017 to October 22, 2018.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million and the maximum amount that a single SBIC licensee may issue is $150.0 million. As of September 30, 2013, SBIC IV and SBIC V had $146.3 million and $33.2 million of outstanding SBA-guaranteed debentures, respectively, leaving incremental borrowing capacity of $3.7 million and $41.8 million for SBIC IV and SBIC V, respectively, under present SBIC regulations. As of September 30, 2012, SBIC IV had $123.5 million of outstanding SBA-guaranteed debentures.

SBIC IV and SBIC V may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of September 30, 2013, the Company had committed and funded $75.0 million to SBIC IV and had SBA-guaranteed debentures of $146.3 million outstanding that mature between March 2021 and September 2023. As of September 30, 2013, the Company had committed $37.5 million and funded $19.1 million to SBIC V, and had SBA-guaranteed debentures of $33.2 million outstanding that mature between September 2023 and March 2024.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of September 30, 2013, our asset coverage for borrowed amounts was 373.2% (excluding the SBA debentures).

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

We expect to have strong originations and net funds growth for the quarter ended December 31, 2013. Through November 30, 2013, we originated $170.5 million in new investment commitments and net funds growth of $134.2 million. This includes $17.1 million of new contributions to SLF as subordinated notes and LLC interests.

We believe that our existing cash and cash equivalents and available borrowings as of September 30, 2013 will be sufficient to fund our anticipated requirements through at least September 30, 2014.

Portfolio Composition, Investment Activity and Yield

As of September 30, 2013 and 2012, we had investments in 135 and 121 portfolio companies, respectively, with a total value of $1,019.8 million and $672.9 million, respectively. The following table shows the asset mix of our new origination commitments for the years ended September 30, 2013, 2012 and 2011:

	Years ended September 30,
	2013		2012		2011
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$161,849	22.0%	$175,089	40.9%	$94,442	26.0%
One stop	420,235	57.1	171,060	39.9	108,374	29.8
Second lien	137,109	18.7	32,636	7.6	50,204	13.8
Subordinated debt	—	—	37,490	8.8	104,065	28.6
Subordinated notes of SLF(1)	4,140	0.6	—	—	—	—
LLC interests of SLF(1)	591	0.1	—	—	—	—
Equity securities	10,891	1.5	11,931	2.8	6,783	1.8
Total new investment commitments	$734,815	100.0%	$428,206	100.0%	$363,868	100.0%

(1)	The proceeds from the subordinated notes and LLC interests were applied to co-investments with United Insurance to fund senior secured loans to four different borrowers as of September 30, 2013.

The following table summarizes portfolio composition and investment activity as of and for the years ended September 30, 2013, 2012 and 2011:

	As of and for the years ended September 30,
	2013	2012	2011
	(In thousands)
Investments, at fair value	$1,019,811	$672,910	$459,827
Investment in SLF, at fair value(1)	$4,834	$—	$—
Number of portfolio investments (at period end)	135	121	103
New investment fundings	$669,252	$395,556	$326,260
Principal payments and sales of portfolio investments	$336,154	$191,509	$217,884

(1)	The investment in SLF includes the Company's investments in both subordinated notes and LLC equity interests in SLF.

The following table shows the par, amortized cost and fair value of our portfolio of investments, excluding derivative instruments, by asset class:

	As of September 30, 2013(1)			As of September 30, 2012(1)
	Par	Amortized Cost	Fair Value	Par	Amortized Cost	Fair Value
	(In thousands)
Senior secured:
Performing	$298,989	$295,180	$295,493	$274,846	$270,209	$272,461
Non-accrual(2)	2,624	2,628	665	5,733	5,527	1,528
One stop:
Performing	558,140	549,855	554,523	267,393	262,876	265,705
Non-accrual(2)	—	—	—	—	—	—
Second lien:
Performing	112,714	111,319	112,873	44,267	42,775	44,108
Non-accrual(2)	384	382	—	589	573	259
Subordinated debt:
Performing	21,562	21,374	22,552	65,989	65,005	65,989
Non-accrual(2)	3,034	3,001	—	2,870	2,810	1,435
Subordinated notes of SLF(3)
Performing	4,140	4,140	4,066	N/A	N/A	N/A
Non-accrual(2)	—	—	—	N/A	N/A	N/A
LLC interests of SLF(3)	N/A	591	768	N/A	N/A	N/A
Equity	N/A	29,491	33,705	N/A	20,066	21,425
Total	$1,001,587	$1,017,961	$1,024,645	$661,687	$669,841	$672,910

(1)	Nine and 14 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of September 30, 2013 and September 30, 2012, respectively.
(2)	We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will not be collected. See “— Critical Accounting Policies — Revenue Recognition.”
(3)	The proceeds from the subordinated notes and LLC interests in SLF were applied to co-investments with United Insurance to fund senior secured loans.

The following table shows the weighted average rate, spread over LIBOR of floating rate, fixed rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2013, 2012 and 2011:

	For the years ended September 30,
	2013	2012	2011
Weighted average rate of new investment fundings(1)(2)	8.2%	8.9%	8.5%
Weighted average spread over LIBOR of new floating rate investment fundings(1)(2)	6.7%	7.0%	6.4%
Weighted average rate of new fixed rate investment fundings	15.6%	13.6%	13.6%
Weighted average fees of new investment fundings	1.3%	2.0%	1.6%
Weighted average rate of sales and payoffs of portfolio companies	8.9%	7.6%	6.3%

(1)	For the year ended September 30, 2012, we have excluded $20.4 million of broadly syndicated loans held for short term investment purposes. These loans had a weighted average rate of 2.6% and a weighted average spread over LIBOR of 2.2%. Had we included the broadly syndicated loans in these rates, for the year ended September 30, 2012, our weighted average rate of new investments would have been 8.6%, and our weighted average spread over LIBOR would have been 6.7%.
(2)	For the year ended September 30, 2011, we have excluded $22.0 million of broadly syndicated loans held for short term investment purposes. These loans had a weighted average rate of 3.9% and a weighted average spread over LIBOR of 3.3%. Had we included the broadly syndicated loans in these rates, for the year ended September 30, 2011, our weighted average rate of new investments would have been 8.1%, and our weighted average spread over LIBOR would have been 5.9%.

For the years ended September 30, 2013, 2012 and 2011, the weighted average interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of income producing loans in our portfolio was 9.1%, 9.3% and 8.6%, respectively. As of September 30, 2013, 96.1% and 84.4% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2012, 84.4% and 83.7% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of September 30, 2013, the portfolio median EBITDA for the underlying portfolio companies is $21.5 million. The portfolio median EBITDA data is based on the most recently reported trailing twelve month EBITDA received from the portfolio company. The portfolio median excludes underlying borrowers in the Senior Loan Fund LLC.

Senior Loan Fund

Effective May 31, 2013, we entered an agreement to co-invest with United Insurance through SLF, an unconsolidated Delaware LLC, primarily in senior secured loans of middle market companies. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of representatives of us and United Insurance (with approval from a representative of each required). SLF is capitalized with subordinated notes and LLC interest subscriptions from us and United Insurance. We have committed to fund $87.5 million of subordinated notes and United Insurance has committed to fund $12.5 million of subordinated notes.

As of September 30, 2013, SLF had commitments of $100.0 million of subordinated notes, of which approximately $4.7 million in aggregate principal amount was funded at September 30, 2013. There were no commitments outstanding as of September 30, 2012 as SLF did not commence operations until May 2013. As of September 30, 2013, our investment in SLF consisted of subordinated notes of $4.1 million and LLC interests of $0.6 million and $0. As of September 30, 2013, United Insurance’s investment in SLF consisted of subordinated notes of $0.6 million and LLC interests of $0.1 million. As of September 30, 2013, we and United Insurance owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC interests.

As of September 30, 2013, SLF had total assets at fair value of $13.8 million. As of September 30, 2013, SLF’s portfolio was comprised of six first lien senior secured loans and three revolving credit loans to U.S. middle market companies and none of these loans was on non-accrual status. The portfolio companies in SLF are in industries similar to those in which we may invest directly. SLF did not commence operations until May 2013 and had no assets outstanding as of September 30, 2012.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of September 30, 2013:

As of September 30, 2013
(Dollars in thousands)
Senior secured loans(1)	$13,677
Weighted average current interest rate on senior secured loans(2)	5.9%
Number of borrowers in SLF	4
Largest loan to a single borrower(1)	$8,313
Total of five largest loans to borrowers(1)	$13,620

(1)	At principal amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

SLF Loan Portfolio as of September 30, 2013

Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal Amount	Fair Value(2)
						(In thousands)
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	7/20/2019	5.8%		$8,313	$8,365
SoftWriters, Inc.	Diversified/Conglomerate Service	Senior Loan	9/12/2018	6.5		1,578	1,559
SoftWriters, Inc.(4)	Diversified/Conglomerate Service	Senior Loan	9/12/2018	N/A	(3)	—	(8)
SoftWriters, Inc.(4)	Diversified/Conglomerate Service	Senior Loan	9/12/2018	N/A	(3)	—	(3)
Take 5 Oil Change, L.L.C.(5)	Automobile	Senior Loan	7/12/2018	6.3		1,445	1,434
Take 5 Oil Change, L.L.C.(5)	Automobile	Senior Loan	7/12/2018	6.3		57	55
U.S. Water Services, Inc.	Utilities	Senior Loan	8/23/2018	5.5		2,218	2,206
U.S. Water Services, Inc.	Utilities	Senior Loan	8/23/2018	6.5		66	63
U.S. Water Services, Inc.(4)	Utilities	Senior Loan	8/23/2018	N/A	(2)	—	(5)
						$13,677	$13,666

(1)	Represents the weighted average annual current interest rate as of September 30, 2013. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.
(3)	The entire commitment was unfunded at September 30, 2013. As such, no interest is being earned on this investment.
(4)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(5)	We also hold a portion of the first lien senior secured loan in this portfolio company.

The amortized cost and fair value of the subordinated notes held by us was $4.1 million and $4.0 million, respectively, as of September 30, 2013. We did not hold any subordinated notes in SLF as of September 30, 2012. The subordinated notes pay a weighted average interest rate of three-month LIBOR plus 4.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the underlying loan portfolio. This may result in a return to the holders of the subordinated notes that is greater than both the contractual coupon on the subordinated notes as well as the weighted average current interest rate on SLF’s portfolio of 5.9% at September 30, 2013. For the year ended September 30, 2013, we earned interest income of $23,000 on the subordinated notes.

SLF did not commence operations until May 2013 and had no financial information as of and for the year ended September 30, 2012. Below is certain summarized financial information for SLF as of and for the year ended September 30, 2013:

As of September 30, 2013
(In thousands)
Selected Balance Sheet Information, at fair value
Investments in loans receivable, net of discount for loan origination fees	$13,666
Cash and other assets	155
Total assets	$13,821
Payable for open trades	$8,259
Other liabilities	37
Total liabilities	$8,296
Subordinated notes and members' equity	5,525
Total liabilities and members' capital	$13,821
Selected Statement of Operations Information:
Total revenues	$44
Total expenses	$36
Net change in unrealized appreciation on investments and subordinated notes	$195
Net increase in net assets	$203

SLF has elected to fair value the subordinated notes issued to us and United Insurance under ASC Topic 825 — Financial Instruments (“ASC Topic 825”). The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For the year ended September 30, 2013, SLF recognized $0.1 million in unrealized depreciation on the subordinated notes. The following table presents the difference between fair value and the aggregate contractual principal amounts of subordinated notes for which the fair value option has been elected as of September 30, 2013:

	As of September 30, 2013
	(In thousands)
	Par Value	Carrying Value	Fair Value	Unrealized Appreciation/(Depreciation)
Subordinated notes	$4,731	$4,731	$4,646	$(85)

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of September 30, 2013 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years(1)	More Than 5 Years(1)
Debt Securitization	$203.0	$—	$—	$—	$203.0
SBA debentures	179.5	—	—	—	179.5
Credit Facility	29.6	—	—	29.6	—
Unfunded commitments(2)	76.3	76.3	—	—	—
Total contractual obligations(3)	$488.4	$76.3	$—	$29.6	$382.5

(1)	The notes offered in the Debt Securitization are scheduled to mature on July 20, 2023. The SBA debentures are scheduled to mature between March 2021 and March 2024. The Credit Facility is scheduled to mature on October 20, 2017 as of September 30, 2013. Effective October 31, 2013, the stated maturity date on the Credit Facility was extended to October 22, 2018.

(2)	Unfunded commitments represent all amounts unfunded as of September 30, 2013. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of September 30, 2013.
(3)	Total contractual obligations excludes $8.8 million of secured borrowings.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2013 and 2012, we had outstanding commitments to fund investments totaling $76.3 million and $56.5 million, respectively.

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

We also have entered into the Administration Agreement with the Administrator. Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse the Administrator for the allocable portion (subject to the review and approval of our board of directors) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. The Administrator also provides on our behalf significant managerial assistance to those portfolio companies to which we are required to offer to provide such assistance.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our ordinary income or gains. For the year ended September 30, 2013, $4.8 million, or $0.11 per share, of our distributions to stockholders represented a return of capital. For the year ended September 30, 2012, $1.1 million, or $0.04 per share, of our distributions to stockholders represented a return of capital.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into an Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.
•	Golub Capital LLC, and GC Service Company, LLC prior to the assignment of the Administration Agreement on February 5, 2013, provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.
•	We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”
•	Under the Staffing Agreement, Golub Capital has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis.
•	Each of Golub Capital Company V LLC and Golub Capital Company VI LLC has agreed that it may not vote proxies or give consents sought by us with respect to any entity or portfolio investment for which GC Advisors or any affiliate of GC Advisors is the general partner, managing member or investment adviser. Rather, such votes will be cast or consents given as instructed by the partners or members of the applicable entity based on such partner’s or member’s proportional interest therein. Golub Capital LLC, which is controlled by Lawrence E. Golub, our chairman, and David B. Golub, our chief executive officer, is the investment adviser to each of Golub Capital Company V LLC and Golub Capital Company VI LLC. The partners and members that are not affiliated with us comprise more than 90% of the partners or members of such entities. Each of Golub Capital Company V LLC and Golub Capital Company VI LLC will inform its partners or members, as applicable, of any matter requiring such a vote or consent and will provide them with copies of all related proxy materials and similar information.
•	GC Advisors serves as collateral manager to the Securitization Issuer under a collateral management agreement and receives a fee for providing these services that is offset against the base management fee payable by us under the Investment Advisory Agreement.
•	In our common stock offerings that closed on February 3, 2012, October 19, 2012, January 18, 2013 and September 17, 2013, Golub Capital Employee Grant Program Rabbi Trust, a trust organized for the purpose of awarding equity incentive compensation to employees of Golub Capital, purchased an aggregate of $3.1 million of shares, $3.0 million of shares, $1.0 million of shares and $1.7 million of shares, respectively, at each respective public offering price per share. In addition, in the offering that closed on February 3, 2012, Mr. William M. Webster IV, one of our directors, purchased 15,000 shares at the public offering price per share, and Mr. John T. Baily, one of our directors, purchased $75,000 of shares at the public offering price per share. In our common stock offering that closed on October 19, 2012, Mr. William M. Webster IV purchased 10,000 shares at the public offering price per share. In our common stock offering that closed on September 17, 2013, Mr. William M. Webster IV and certain of his family members purchased 40,000 shares at the public offering price per share.
•	GC Advisors irrevocably waived $0.6 million of the incentive fee payable by us to GC Advisors for the year ended September 30, 2012, representing the difference between (1) the incentive fee attributable to the TRS if the spread between the interest received on the reference assets underlying the TRS and the interest paid to Citibank on the settled notional value of the TRS were to be treated as part of the income component of the incentive fee and (2) the incentive fee attributable to the TRS if such interest spread were to be treated as part of the capital gains component of such incentive fee. Additionally, GC Advisors irrevocably waived $0.3 million of the incentive fee payable by us to GC Advisors for the year ended September 30, 2013.

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for investments during the years ended September 30, 2013, 2012 and 2011. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Level 1 assets and liabilities are valued using quoted market prices. Level 2 assets and liabilities are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 assets and liabilities are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of our valuations of debt and equity securities without readily available market quotations subject to review by an independent valuation firm. All assets and liabilities as of September 30, 2013 and 2012, other than cash and cash equivalents, were valued using Level 3 inputs of the fair value hierarchy.

When valuing Level 3 debt and equity investments and secured borrowing liabilities, we may take into account the following factors, where relevant, in determining the fair value of the investments: the enterprise value of a portfolio company, the nature and realizable valuable of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. In addition, for certain debt and equity investments and secured borrowing liabilities, we may base our valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept for an investment. We generally uses the midpoint of the bid/ask range as our best estimate of fair value of such investment.

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

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from LLC and LP investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

We record the fair value of futures contracts based on the unrealized gain or loss of the reference securities of the futures contracts. Upon maturity or settlement of futures contracts, we will realize a gain or loss based on the difference of the fair value of the futures contracts at inception and the fair value of the futures contracts at settlement or expiration. This gain or loss would be included on the consolidated statements of operations as net realized gain (loss) on derivative instruments.

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

Non-accrual:  Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $0.7 million and $3.2 million as of September 30, 2013 and 2012, respectively.

Partial loan sales:  We follow the guidance in ASC Topic 860, when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales that do not meet the definition of a participating interest remain on the Company’s statements of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2013 and 2012, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.34% and 1.51%, respectively. In addition, the Class A Notes issued as a part of the Debt Securitization have a floating interest rate provision based on 3-month LIBOR that resets quarterly, the Credit Facility has a floating interest rate provision based on 1-month LIBOR that resets daily, and the secured borrowings have floating interest rate provisions based on 3-month LIBOR, subject to a 1.25% LIBOR floor, that reset quarterly, and we expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the consolidated statement of financial condition as of September 30, 2013 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(in thousands)
Down 25 basis points	$(26)	$(582)	$556
Up 100 basis points	230	2,326	(2,096)
Up 200 basis points	9,101	4,740	4,361
Up 300 basis points	18,580	7,154	11,426

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

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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

Management assessed the effectiveness of Golub Capital BDC’s internal control over financial reporting as of September 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 1992. Based on the assessment, management believes that, as of September 30, 2013, our internal control over financial reporting is effective based on those criteria.

Golub Capital BDC’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2013. This report appears on page 85.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Golub Capital BDC, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Golub Capital BDC, Inc. and Subsidiaries (collectively, the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2013 and 2012, by correspondence with the custodian, loan agent or borrower. Our audits also included performing such other procedures where replies from the custodian, loan agent or borrower were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golub Capital BDC, Inc. and Subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Golub Capital BDC, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated December 3, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey LLP

Chicago, Illinois
December 3, 2013

See Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Golub Capital BDC, Inc. and Subsidiaries

We have audited Golub Capital BDC, Inc. and Subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Golub Capital BDC, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, of Golub Capital BDC, Inc. and Subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2013, and our report dated December 3, 2013 expressed an unqualified opinion.

/s/ McGladrey LLP

Chicago, Illinois
December 3, 2013

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2013	September 30, 2012
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,011,586	$665,408
Non-controlled affiliate company investments	8,225	7,502
Controlled affiliate company investments	4,834	—
Total investments at fair value (cost of $1,017,961 and $669,841, respectively)	1,024,645	672,910
Cash and cash equivalents	16,309	13,891
Restricted cash and cash equivalents	38,408	37,036
Interest receivable	4,316	3,906
Deferred financing costs	7,742	5,898
Other assets	236	455
Total Assets	$1,091,656	$734,096
Liabilities
Debt	$412,100	$352,300
Secured borrowings, at fair value (proceeds of $8,683 and $0, respectively)	8,809	—
Interest payable	1,277	1,391
Management and incentive fees payable	5,579	4,203
Payable for open trades	3,677	—
Accounts payable and accrued expenses	1,978	1,073
Total Liabilities	433,420	358,967
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2013 and September 30, 2012	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 43,282,932 and 25,688,101 shares issued and outstanding as of September 30, 2013 and September 30, 2012, respectively	43	26
Paid in capital in excess of par	652,669	375,563
Undistributed net investment income	2,725	347
Net unrealized appreciation on investments and derivative instruments	9,225	5,737
Net realized loss on investments and derivative instruments	(6,426)	(6,544)
Total Net Assets	658,236	375,129
Total Liabilities and Total Net Assets	$1,091,656	$734,096
Number of common shares outstanding	43,282,932	25,688,101
Net asset value per common share	$15.21	$14.60

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years ended September 30,
	2013	2012	2011
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$80,926	$57,135	$39,150
Dividend income	2,197	377	—
Total investment income from non-controlled/non-affiliate company investments	83,123	57,512	39,150
From non-controlled affiliate company investments:
Interest income	628	347	—
Total investment income from non-controlled affiliate company investments	628	347	—
From controlled affiliate company investments:
Interest income	23	—	—
Total investment income from controlled affiliate company investments	23	—	—
Total investment income	83,774	57,859	39,150
Expenses
Interest and other debt financing expenses	12,427	10,781	6,550
Base management fee	11,749	8,495	5,789
Incentive fee	9,844	6,228	348
Professional fees	2,200	2,231	2,204
Administrative service fee	2,625	1,713	837
General and administrative expenses	534	535	606
Total expenses	39,379	29,983	16,334
Net investment income	44,395	27,876	22,816
Net gain (loss) on investments and secured borrowings
Net realized gains (losses):
Non-controlled/non-affiliate company investments	(1,363)	(5,467)	1,997
Derivative instruments	—	2,095	40
Net realized gains (losses)	(1,363)	(3,372)	2,037
Net unrealized appreciation (depreciation):
Non-controlled/non-affiliate company investments	3,536	4,636	(1,528)
Non-controlled affiliate company investments	(25)	634	—
Controlled affiliate company investments	103	—	—
Derivative instruments	—	1,986	(1,986)
Net unrealized appreciation (depreciation)	3,614	7,256	(3,514)
Net change in unrealized appreciation (depreciation) on secured borrowings	(126)	—	—
Net gain (loss) on investments and secured borrowings	2,125	3,884	(1,477)
Net increase in net assets resulting from operations	$46,520	$31,760	$21,339
Per Common Share Data
Basic and diluted earnings per common share	$1.35	$1.31	$1.09
Dividends and distributions declared per common share	$1.28	$1.28	$1.27
Basic and diluted weighted average common shares outstanding	34,466,923	24,271,251	19,631,797

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Capital Distributions in Excess of and Undistributed Net Investment Income	Net Unrealized Appreciation (Depreciation) on Investments, Derivative Instruments and Secured Borrowings	Net Realized Gain (Loss) on Investments and Derivative Instruments	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2010	17,712,444	$18	$258,568	$—	$1,995	$(40)	$260,541
Issuance of common stock, net of offering and underwriting costs(1)	3,953,257	4	58,606	—	—	—	58,610
Net increase in net assets resulting from operations	—	—	—	22,816	(3,514)	2,037	21,339
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	68,202	—	1,128	—	—	—	1,128
Dividends and distributions	—	—	—	(23,254)	—	(1,815)	(25,069)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	—	40	—	(40)	—
Balance at September 30, 2011	21,733,903	22	318,302	(398)	(1,519)	142	316,549
Issuance of common stock, net of offering and underwriting costs(2)	3,825,000	4	56,463	—	—	—	56,467
Net increase in net assets resulting from operations	—	—	—	27,876	7,256	(3,372)	31,760
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	129,198	—	1,909	—	—	—	1,909
Dividends and distributions	—	—	—	(31,556)	—	—	(31,556)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(1,111)	4,425	—	(3,314)	—
Balance at September 30, 2012	25,688,101	26	375,563	347	5,737	(6,544)	375,129
Issuance of common stock, net of offering and underwriting costs(3)	17,466,382	17	279,892	—	—	—	279,909
Net increase in net assets resulting from operations	—	—	—	44,395	3,488	(1,363)	46,520
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	128,449	—	2,072	—	—	—	2,072
Dividends and distributions	—	—	—	(45,394)	—	—	(45,394)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(4,858)	3,377	—	1,481	—
Balance at September 30, 2013	43,282,932	$43	$652,669	$2,725	$9,225	$(6,426)	$658,236

(1)	On March 31, 2011, Golub Capital BDC, Inc. priced a public offering of 3,500,000 shares of its common stock at a public offering price of $15.75 per share. On May 2, 2011, Golub Capital BDC, Inc. sold an additional 453,257 shares of its common stock at a public offering price of $15.75 per share pursuant to the underwriters' partial exercise of the over-allotment option.
(2)	On January 31, 2012, Golub Capital BDC, Inc. priced a public offering of 3,500,000 shares of its common stock at a public offering price of $15.35 per share. On March 1, 2012, Golub Capital BDC, Inc. sold an additional 325,000 shares of its common stock at a public offering price of $15.35 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

See Notes to Consolidated Financial Statements.

(3)	On October 16, 2012, Golub Capital BDC, Inc. priced a public offering of 2,600,000 shares of its common stock at a public offering price of $15.58 per share. On November 14, 2012, Golub Capital BDC, Inc. sold an additional 294,120 shares of its common stock at a public offering price of $15.58 per share pursuant to the underwriters’ partial exercise of the over-allotment option. On January 15, 2013, Golub Capital BDC, Inc. priced a public offering of 4,500,000 shares of its common stock at a public offering price of $15.87 per share. On February 20, 2013, Golub Capital BDC, Inc. sold an additional 622,262 shares of its common stock at a public offering price of $15.87 per share pursuant to the underwriters’ partial exercise of the over-allotment option. On May 7, 2013, Golub Capital BDC, Inc. priced a public offering of 6,000,000 shares of its common stock at a public offering price of $17.47 per share. On September 12, 2013, Golub Capital BDC, Inc. priced a public offering of 3,000,000 shares of its common stock at public offering price of $16.95 per share. On September 27, 2013, Golub Capital BDC, Inc. sold an additional 450,000 shares of its common stock at a public offering price of $16.95 per share pursuant to the underwriters’ full exercise of the over-allotment option.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended September 30,
	2013	2012	2011
Cash flows from operating activities
Net increase in net assets resulting from operations	$46,520	$31,760	$21,339
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred financing costs	1,825	1,455	848
Accretion of discounts and amortization of premiums	(7,591)	(5,089)	(5,074)
Net realized loss (gain) on investments	1,363	5,467	(1,997)
Net realized gain on derivative instruments	—	(2,095)	(40)
Net change in unrealized (appreciation) depreciation on investments	(3,614)	(5,270)	1,528
Net change in unrealized (appreciation) depreciation on derivative instruments	—	(1,986)	1,986
Net change in unrealized appreciation (depreciation) on secured borrowings	126	—	—
(Fundings of) revolving loans, net	(7,883)	(3,228)	(278)
Fundings of investments	(669,252)	(395,556)	(326,260)
Proceeds from principal payments and sales of portfolio investments	336,154	191,509	217,884
Proceeds from derivative instruments	—	2,095	40
PIK interest	(908)	(914)	(759)
Changes in operating assets and liabilities:
Interest receivable	(410)	(843)	(1,107)
Cash collateral on deposit with custodian	—	21,162	(21,162)
Other assets	219	26	(281)
Interest payable	(114)	325	(101)
Management and incentive fees payable	1,376	2,595	600
Payable for investments purchased	3,677	—	(5,328)
Accounts payable and accrued expenses	905	321	33
Net cash (used in) provided by operating activities	(297,607)	(158,266)	(118,129)
Cash flows from investing activities
Net change in restricted cash and cash equivalents	(1,372)	(13,620)	8,355
Net cash (used in) provided by investing activities	(1,372)	(13,620)	8,355
Cash flows from financing activities
Borrowings on debt	376,350	178,317	63,683
Repayments of debt	(316,550)	(63,700)	—
Capitalized debt financing costs	(3,669)	(2,010)	(3,448)
Proceeds from secured borrowings	12,481	—	—
Repayments on secured borrowings	(3,802)	—	—
Proceeds from shares sold, net of underwriting costs	280,856	57,164	59,420
Offering costs paid	(947)	(696)	(810)
Dividends and distributions paid	(43,322)	(29,648)	(23,940)
Net cash provided by (used in) financing activities	301,397	139,427	94,905
Net change in cash and cash equivalents	2,418	(32,459)	(14,869)
Cash and cash equivalents, beginning of period	13,891	46,350	61,219
Cash and cash equivalents, end of period	$16,309	$13,891	$46,350
Supplemental information:
Cash paid during the period for interest	$10,634	$9,001	$5,803
Dividends and distributions declared during the period	(45,394)	(31,556)	(25,069)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments
September 30, 2013
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Net Assets	Fair Value
Investments
Canada
Debt investments
Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.(3)(8)	Subordinated debt	N/A	12.00% cash/ 2.50% PIK	11/2015	$2,842	$2,810	—%	$—
Total Canada					$2,842	$2,810	—%	$—
Fair Value as percentage of Principal Amount								0.0%
United States
Debt investments
Aerospace and Defense
ILC Dover, LP	Senior loan	L + 6.00%	7.25%	07/2017	$606	$601	0.1%	$594
ILC Dover, LP	Senior loan	P + 5.00%	8.25%	07/2017	148	141	—	139
ILC Dover, LP	Senior loan	L + 6.00%	7.25%	07/2017	4,352	4,286	0.6	4,265
Tresys Technology Holdings, Inc.(4)	One stop	L + 6.75%	N/A (5)	12/2017	—	(8)	—	(34)
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	3,975	3,891	0.6	3,776
TurboCombustor Technology Inc.*	Senior loan	L + 4.75%	5.75%	12/2017	381	379	0.1	381
TurboCombustor Technology Inc.*	Senior loan	L + 5.00%	6.00%	12/2017	895	892	0.1	895
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	1,877	1,853	0.3	1,877
White Oak Technologies, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	03/2017	—	(9)	—	—
White Oak Technologies, Inc.*	Senior loan	L + 5.00%	6.25%	03/2017	1,833	1,797	0.3	1,833
					14,067	13,823	2.1	13,726
Automobile
ABRA, Inc.(9)	One stop	P + 4.50%	7.75%	05/2018	841	821	0.1	841
ABRA, Inc.*(9)	One stop	L + 5.75%	7.00%	05/2018	26,372	26,189	4.0	26,372
ABRA, Inc.*(4),(9)	One stop	L + 5.75%	N/A (5)	05/2018	—	(12)	—	—
ABRA, Inc.(4),(9)	One stop	L + 5.75%	N/A (5)	05/2018	—	(48)	—	—
American Driveline Systems, Inc.	Senior loan	P + 6.50%	9.75%	01/2016	391	386	0.1	352
American Driveline Systems, Inc.*	Senior loan	P + 6.50%	9.75%	01/2016	2,826	2,793	0.4	2,543
Express Oil Change, LLC	Senior loan	P + 3.50%	6.75%	12/2017	116	112	—	116
Express Oil Change, LLC	Senior loan	P + 3.50%	6.75%	12/2017	181	178	—	181
Express Oil Change, LLC*	Senior loan	P + 3.50%	6.75%	12/2017	1,818	1,803	0.3	1,818
K&N Engineering, Inc.(4)	Senior loan	L + 4.50%	N/A (5)	04/2018	—	(7)	—	—
K&N Engineering, Inc.*	Senior loan	L + 4.50%	5.75%	04/2018	7,279	7,179	1.1	7,279
Take 5 Oil Change, L.L.C.	Senior loan	L + 5.25%	6.25%	07/2018	118	114	—	114
Take 5 Oil Change, L.L.C.	Senior loan	L + 5.25%	6.25%	07/2018	2,978	2,957	0.5	2,956
					42,920	42,465	6.5	42,572
Banking
Prommis Fin Co.*(3)	Senior loan	P + 10.50%	2.25% cash/ 11.50% PIK	06/2015	146	145	—	40
Prommis Fin Co.	Senior loan	P + 11.00%	13.25%	06/2015	98	98	—	23
Prommis Fin Co.*(3)	Second lien	P + 10.50%	2.25% cash/ 11.50% PIK	06/2015	384	382	—	—
Prommis Fin Co.*(3)	Subordinated debt	P + 10.50%	2.25% cash/ 11.50% PIK	06/2015	192	191	—	—
					820	816	—	63

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2013
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Net Assets	Fair Value
Beverage, Food and Tobacco
ABP Corporation	Senior loan	P + 3.50%	7.25%	06/2016	63	58	—	63
ABP Corporation*	Senior loan	L + 4.75%	6.00%	06/2016	4,490	4,442	0.7	4,490
American Importing Company, Inc.	One stop	L + 5.75%	7.00%	05/2018	14,806	14,624	2.3	14,806
Ameriqual Group, LLC*	Senior loan	L + 5.00%	6.50%	03/2016	1,727	1,710	0.3	1,658
Ameriqual Group, LLC*	Senior loan	L + 7.50%	9.00%	03/2016	831	823	0.1	731
Atkins Nutritionals, Inc.*	One stop	L + 5.00%	6.25%	01/2019	22,339	22,097	3.4	22,395
Atkins Nutritionals, Inc.*	One stop	L + 8.50%	9.75%	04/2019	17,270	16,830	2.7	17,529
Candy Intermediate Holdings, Inc. (Ferrara Candy)	Senior loan	L + 6.25%	7.50%	06/2018	4,937	4,800	0.7	4,777
Firebirds International, LLC	One stop	L + 5.75%	7.00%	05/2018	83	79	—	79
Firebirds International, LLC(4)	One stop	L + 5.75%	N/A (5)	05/2018	—	(3)	—	(3)
Firebirds International, LLC(4)	One stop	L + 5.75%	N/A (5)	05/2018	—	(2)	—	(1)
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	912	901	0.1	902
First Watch Restaurants, Inc.	One stop	L + 7.50%	8.75%	12/2016	418	396	0.1	418
First Watch Restaurants, Inc.	One stop	L + 7.50%	8.75%	12/2016	955	933	0.1	955
First Watch Restaurants, Inc.*	One stop	L + 7.50%	8.75%	12/2016	11,385	11,238	1.7	11,385
IT'SUGAR LLC	Subordinated debt	N/A	8.00%	10/2017	1,707	1,707	0.4	2,697
IT'SUGAR LLC	Senior loan	L + 8.50%	10.00%	04/2017	4,213	4,153	0.6	4,213
Julio & Sons Company(4)	One stop	L + 7.00%	N/A (5)	09/2014	—	(7)	—	—
Julio & Sons Company*	One stop	L + 7.00%	8.50%	09/2016	7,049	7,008	1.1	7,049
Julio & Sons Company(4)	One stop	L + 7.00%	N/A (5)	09/2014	—	(9)	—	—
Northern Brewer, LLC	One stop	L + 6.50%	8.00%	02/2018	695	683	0.1	695
Northern Brewer, LLC	One stop	L + 6.50%	8.00%	02/2018	6,413	6,271	1.0	6,413
Richelieu Foods, Inc.	Senior loan	P + 4.00%	7.25%	11/2015	132	123	—	132
Richelieu Foods, Inc.*	Senior loan	L + 5.00%	6.75%	11/2015	1,988	1,958	0.3	1,988
Smashburger Finance LLC(4)	Senior loan	L + 4.25%	N/A (5)	05/2018	—	(9)	—	(6)
Smashburger Finance LLC*	Senior loan	L + 4.25%	5.50%	05/2018	6,532	6,485	1.0	6,500
					108,945	107,289	16.7	109,865
Building and Real Estate
ITEL Laboratories, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	06/2018	—	(1)	—	—
ITEL Laboratories, Inc.*	Senior loan	L + 4.75%	6.00%	06/2018	801	792	0.1	801
KHKI Acquisition, Inc.	Senior loan	P + 5.00%	8.50%	03/2017	2,547	2,547	0.2	1,401
					3,348	3,338	0.3	2,202
Cargo Transport
RP Crown Parent (RedPrairie Corp)*	Senior loan	L + 5.50%	6.75%	12/2018	1,985	1,950	0.3	2,003
					1,985	1,950	0.3	2,003

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2013
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Net Assets	Fair Value
Chemicals, Plastics and Rubber
Integrated DNA Technologies, Inc.	Subordinated debt	N/A	12.00% cash/ 2.00% PIK	04/2015	450	447	0.1	450
Integrated DNA Technologies, Inc.	Subordinated debt	N/A	12.00% cash/ 2.00% PIK	04/2015	1,267	1,246	0.2	1,267
Integrated DNA Technologies, Inc.	Subordinated debt	N/A	12.00% cash/ 2.00% PIK	04/2015	450	442	0.1	450
Road Infrastructure Investment, LLC	Senior loan	L + 5.00%	5.18%	03/2017	49	17	—	48
Road Infrastructure Investment, LLC*	Senior loan	L + 5.00%	6.25%	03/2018	4,515	4,469	0.7	4,557
					6,731	6,621	1.1	6,772
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.25%	5.25%	10/2017	39	39	—	39
Fort Dearborn Company*	Senior loan	L + 4.75%	5.75%	10/2018	156	155	—	156
Fort Dearborn Company*	Senior loan	L + 4.25%	5.25%	10/2017	559	555	0.1	559
Fort Dearborn Company*	Senior loan	L + 4.75%	5.75%	10/2018	2,202	2,187	0.3	2,202
Packaging Coordinators, Inc.*	Senior loan	L + 4.25%	5.50%	05/2020	6,810	6,778	1.0	6,776
Packaging Coordinators, Inc.	Second lien	L + 8.25%	9.50%	11/2020	29,098	28,539	4.4	28,807
					38,864	38,253	5.8	38,539
Diversified Conglomerate Manufacturing
Chase Industries, Inc.*	One stop	L + 5.66%	6.91%	11/2017	13,815	13,622	2.1	13,815
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	1,352	1,333	0.2	1,352
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	2,684	2,649	0.4	2,684
Onicon Incorporated(4)	One stop	L + 6.75%	N/A (5)	12/2017	—	(14)	—	—
Onicon Incorporated	One stop	L + 6.75%	8.25%	12/2017	3,606	3,544	0.5	3,606
Pasternack Enterprises, Inc.*	Senior loan	L + 5.00%	6.25%	12/2017	1,208	1,198	0.2	1,208
Plex Systems, Inc.(4)	Senior loan	L + 7.50%	N/A (5)	06/2018	—	(26)	—	(26)
Plex Systems, Inc.*	Senior loan	L + 7.50%	8.75%	06/2018	13,670	13,375	2.0	13,465
Sunless Merger Sub, Inc.	Senior loan	P + 4.00%	7.25%	07/2016	56	55	—	24
Sunless Merger Sub, Inc.*	Senior loan	L + 5.25%	6.50%	07/2016	2,171	2,165	0.3	1,910
Tecomet Inc.(4)	Senior loan	L + 4.50%	N/A (5)	12/2016	—	(5)	—	—
Tecomet Inc.*	Senior loan	L + 4.50%	5.75%	12/2016	5,610	5,546	0.9	5,610
TIDI Products, LLC(4)	Senior loan	L + 7.00%	N/A (5)	07/2017	—	(10)	—	—
TIDI Products, LLC*	Senior loan	L + 7.00%	8.25%	07/2018	8,703	8,552	1.3	8,703
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2013	4,865	4,836	0.7	4,865
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2013	68	67	—	68
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2013	1,016	1,008	0.2	1,016
					58,824	57,895	8.8	58,300

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2013
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Service
Aderant North America, Inc.*	Senior loan	L + 5.00%	6.25%	12/2018	4,506	4,467	0.7	4,506
Agility Recovery Solutions Inc.(4)	One stop	L + 7.00%	N/A (5)	12/2017	—	(7)	—	—
Agility Recovery Solutions Inc.*	One stop	L + 7.00%	8.25%	12/2017	9,409	9,221	1.4	9,409
API Healthcare Corporation*	One stop	L + 8.63%	9.88%	04/2018	34,156	33,882	5.2	34,156
Consona Holdings, Inc.(4)	Senior loan	L + 5.50%	N/A (5)	08/2017	—	(2)	—	—
Consona Holdings, Inc.*	Senior loan	L + 5.50%	6.75%	08/2018	1,037	1,008	0.2	1,037
Consona Holdings, Inc.*	Senior loan	L + 6.00%	7.25%	08/2018	1,551	1,538	0.2	1,551
Document Technologies, LLC(4)	Senior loan	L + 4.25%	N/A (5)	12/2018	—	(13)	—	—
Document Technologies, LLC*	Senior loan	L + 4.25%	5.50%	12/2018	6,724	6,659	1.0	6,724
EAG, INC. (Evans Analytical Group)*	Senior loan	L + 4.50%	6.00%	07/2017	2,459	2,432	0.4	2,459
HighJump Acquisition LLC	One stop	L + 7.50%	8.75%	07/2016	7,142	7,075	1.1	7,142
Integration Appliance, Inc.	Senior loan	P + 7.00%	10.25%	09/2018	719	709	0.1	709
Integration Appliance, Inc.	Senior loan	P + 7.00%	10.25%	09/2018	5,396	5,261	0.8	5,315
Marathon Data Operating Co., LLC(4)	One stop	L + 6.25%	N/A (5)	08/2017	—	(8)	—	—
Marathon Data Operating Co., LLC	One stop	L + 6.25%	7.50%	08/2017	4,772	4,679	0.7	4,772
MSC.Software Corporation*	One stop	L + 7.15%	8.40%	11/2017	10,028	9,867	1.5	10,028
Navex Global, Inc.(4)	One stop	L + 7.50%	N/A (5)	12/2016	—	(16)	—	(25)
Navex Global, Inc.*	One stop	L + 7.50%	9.00%	12/2016	17,758	17,460	2.7	17,403
NetSmart Technologies, Inc.	Senior loan	L + 7.50%	8.75%	12/2017	654	642	0.1	654
NetSmart Technologies, Inc.*	Senior loan	L + 7.50%	8.75%	12/2017	8,377	8,302	1.3	8,377
PC Helps Support, LLC(4)	Senior loan	L + 5.25%	N/A (5)	09/2017	—	(2)	—	—
PC Helps Support, LLC	Senior loan	L + 5.25%	6.50%	09/2017	2,007	1,984	0.3	2,007
Secure-24, LLC(4)	One stop	L + 7.00%	N/A (5)	08/2017	—	(6)	—	—
Secure-24, LLC*	One stop	L + 7.00%	8.25%	08/2017	10,539	10,290	1.6	10,539
Secure-24, LLC	One stop	L + 7.00%	8.25%	03/2015	1,541	1,520	0.2	1,541
Source Medical Solutions, Inc.	Second lien	L + 9.50%	10.75%	03/2018	9,294	9,104	1.4	9,201
Vericlaim, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	05/2018	—	(3)	—	(4)
Vericlaim, Inc.	Senior loan	L + 4.75%	6.00%	05/2018	5,822	5,795	0.9	5,793
					143,891	141,838	21.8	143,294

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2013
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Electronics
Ecommerce Industries, Inc.(4)	One stop	L + 6.75%	N/A (5)	10/2016	—	(20)	—	—
Ecommerce Industries, Inc.*	One stop	L + 8.39%	9.64%	10/2016	12,519	12,378	1.9	12,519
Entrust, Inc./Entrust Limited*	Second lien	L + 9.50%	10.75%	04/2019	5,204	5,159	0.7	5,204
Entrust, Inc./Entrust Limited*	Second lien	L + 9.50%	10.75%	04/2019	11,523	11,424	1.8	11,523
Rogue Wave Holdings, Inc.*	One stop	L + 9.28%	10.53%	11/2017	7,249	7,162	1.1	7,249
Sparta Systems, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	12/2017	—	(7)	—	—
Sparta Systems, Inc.	Senior loan	L + 5.25%	6.50%	12/2017	6,375	6,307	1.0	6,375
Syncsort Incorporated	Senior loan	P + 4.25%	7.50%	03/2015	160	158	—	160
Syncsort Incorporated*	Senior loan	P + 4.25%	7.50%	03/2015	6,365	6,291	1.0	6,365
Time-O-Matic, Inc.	Subordinated debt	N/A	12.00% cash/ 1.25% PIK	12/2016	11,709	11,576	1.8	11,709
					61,104	60,428	9.3	61,104
Farming and Agriculture
AGData, L.P.	One stop	L + 6.00%	7.25%	08/2016	3,837	3,799	0.6	3,837
Finance
Ascensus, Inc.*	Senior loan	L + 6.75%	8.00%	12/2018	17,958	17,643	2.7	17,958
Bonddesk Group LLC*	Senior loan	L + 5.00%	6.50%	09/2016	869	864	0.2	869
Pillar Processing LLC*	Senior loan	L + 5.50%	5.78%	11/2018	1,604	1,601	0.2	1,524
Pillar Processing LLC*(3)	Senior loan	N/A	14.50%	05/2019	2,478	2,483	0.1	625
					22,909	22,591	3.2	20,976
Grocery
MyWebGrocer, Inc.(4)	Senior loan	L + 8.75%	N/A (5)	05/2018	—	(15)	—	(16)
MyWebGrocer, Inc.	Senior loan	L + 8.75%	6.00% cash/ 4.00% PIK	05/2018	14,271	14,036	2.1	14,128
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.50%	5.75%	05/2018	2,800	2,773	0.4	2,772
					17,071	16,794	2.5	16,884

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2013
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	02/2018	—	(7)	—	—
Advanced Pain Management Holdings, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	02/2018	—	(10)	—	—
Advanced Pain Management Holdings, Inc.*	Senior loan	L + 5.00%	6.25%	02/2018	7,364	7,299	1.1	7,364
Avatar International, LLC	Senior loan	L + 8.00%	9.25%	09/2016	1,651	1,638	0.2	1,618
Avatar International, LLC(4)	One stop	L + 7.50%	N/A (5)	09/2016	—	(6)	—	(24)
Avatar International, LLC*	One stop	L + 7.50%	8.75%	09/2016	7,653	7,575	1.1	7,424
DDC Center Inc.	One stop	L + 6.25%	N/A (5)	10/2013	—	—	—	—
DDC Center Inc.*	One stop	L + 6.25%	9.25%	10/2014	7,920	7,913	1.2	7,920
Delta Educational Systems*	Senior loan	P + 4.75%	8.00%	12/2016	1,806	1,778	0.3	1,806
Dialysis Newco, Inc.	Senior loan	L + 4.25%	5.25%	08/2020	6,346	6,283	1.0	6,314
Dialysis Newco, Inc.(4)	Second lien	L + 8.50%	N/A (5)	02/2021	—	(25)	—	(22)
Dialysis Newco, Inc.*	Second lien	L + 8.50%	9.75%	02/2021	23,901	23,490	3.6	23,543
Encore Rehabilitation Services, LLC(4)	One stop	L + 6.25%	N/A (5)	06/2017	—	(12)	—	—
Encore Rehabilitation Services, LLC	One stop	L + 6.25%	7.50%	06/2017	5,099	4,994	0.8	5,099
G & H Wire Company, Inc.(4)	Senior loan	L + 5.50%	N/A (5)	11/2016	—	(9)	—	—
G & H Wire Company, Inc.*	Senior loan	L + 5.50%	7.00%	11/2016	8,555	8,452	1.3	8,555
Healogics, Inc.*	Second lien	L + 8.00%	9.25%	02/2020	16,454	16,304	2.6	16,851
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.50%	05/2017	438	433	0.1	403
Hospitalists Management Group, LLC	Senior loan	P + 4.00%	7.25%	05/2017	888	878	0.1	815
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.50%	05/2017	3,694	3,629	0.5	3,398
IntegraMed America, Inc.(4)	One stop	L + 7.25%	N/A (5)	09/2017	—	(15)	—	—
IntegraMed America, Inc.*	One stop	L + 7.25%	8.50%	09/2017	14,457	14,196	2.2	14,457
Maverick Healthcare Group, LLC *	Senior loan	L + 5.50%	7.25%	12/2016	2,030	2,011	0.3	2,030
NeuroTherm, Inc.	Senior loan	P + 4.00%	7.25%	02/2016	64	60	—	64
NeuroTherm, Inc.*	Senior loan	L + 5.00%	6.50%	02/2016	1,332	1,318	0.2	1,332
Northwestern Management Services, LLC(4)	Senior loan	L + 5.25%	N/A (5)	10/2017	—	(13)	—	—
Northwestern Management Services, LLC(4)	Senior loan	L + 5.25%	N/A (5)	10/2017	—	(5)	—	—
Northwestern Management Services, LLC*	Senior loan	L + 5.25%	6.50%	10/2017	4,031	3,963	0.6	4,031
Pentec Acquisition Sub, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	05/2017	—	(3)	—	(6)
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.25%	6.50%	05/2018	1,895	1,865	0.3	1,819
Precision Dermatology, Inc.(4)	Senior loan	L + 6.00%	N/A (5)	09/2018	—	(9)	—	(4)
Precision Dermatology, Inc.	Senior loan	L + 6.00%	7.25%	09/2018	11,086	10,977	1.7	11,031
Reliant Pro ReHab, LLC	Senior loan	L + 4.75%	6.00%	06/2016	949	943	0.1	949
Reliant Pro ReHab, LLC	Senior loan	P + 3.75%	7.00%	06/2016	185	179	—	185
Reliant Pro ReHab, LLC*	Senior loan	L + 4.75%	6.00%	06/2016	3,409	3,376	0.5	3,409
Renaissance Pharma (U.S.) Holdings Inc.(4)	Senior loan	L + 5.25%	N/A (5)	05/2018	—	(4)	—	—
Renaissance Pharma (U.S.) Holdings Inc.*	Senior loan	L + 5.25%	6.75%	05/2018	4,493	4,436	0.7	4,493
Southern Anesthesia and Surgical(4)	One stop	L + 7.00%	N/A (5)	11/2017	—	(13)	—	—
Southern Anesthesia and Surgical	One stop	L + 7.00%	8.25%	11/2017	6,217	6,090	0.9	6,217
Surgical Information Systems, LLC	Second lien	L + 3.00%	4.00%	09/2018	1,714	1,714	0.3	1,714
WIL Research Company, Inc.*	Senior loan	L + 4.50%	5.75%	02/2018	784	775	0.1	776
Young Innovations, Inc.(4)	Senior loan	L + 4.50%	N/A (5)	01/2018	—	(2)	—	—
Young Innovations, Inc.	Senior loan	L + 4.50%	5.75%	01/2019	4,594	4,564	0.7	4,594
					149,009	147,000	22.5	148,155

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2013
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Home and Office Furnishings, Housewares, and Durable Consumer
WII Components, Inc.	Senior loan	P + 3.75%	7.00%	07/2016	26	25	—	26
WII Components, Inc.*	Senior loan	L + 4.75%	6.25%	07/2016	1,639	1,626	0.3	1,639
Zenith Products Corporation	One stop	P + 1.75%	5.00%	09/2013	29	29	—	24
Zenith Products Corporation*	One stop	P + 3.50%	6.75%	09/2013	3,684	3,684	0.4	2,947
					5,378	5,364	0.7	4,636
Insurance
AssuredPartners Capital, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	06/2019	—	(4)	—	—
AssuredPartners Capital, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	12/2019	—	(22)	—	—
AssuredPartners Capital, Inc.*	Senior loan	L + 4.50%	5.75%	12/2018	2,377	2,358	0.4	2,377
Captive Resources Midco, LLC(4)	Senior loan	L + 5.50%	N/A (5)	10/2017	—	(3)	—	—
Captive Resources Midco, LLC*	Senior loan	L + 5.50%	6.75%	10/2018	3,552	3,522	0.5	3,552
Evolution1, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	06/2016	—	(14)	—	—
Evolution1, Inc.	Senior loan	P + 3.75%	7.00%	06/2016	89	86	—	89
Evolution1, Inc.*	Senior loan	L + 4.75%	6.25%	06/2016	4,561	4,523	0.7	4,561
					10,579	10,446	1.6	10,579
Investment Funds and Vehicles
Senior Loan Fund LLC(7)	Senior loan	L + 4.00%	4.20%	05/2020	4,140	4,140	0.6	4,066
					4,140	4,140	0.6	4,066
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.(4)	One stop	L + 7.75%	N/A (5)	11/2018	—	(44)	—	—
Competitor Group, Inc.	One stop	P + 6.75%	10.00%	11/2018	884	871	0.1	796
Competitor Group, Inc.*	One stop	L + 8.75%	7.75% cash/ 1.00% PIK	11/2018	12,774	12,581	1.8	11,496
Octane Fitness, LLC*	One stop	L + 5.50%	7.00%	12/2015	4,675	4,590	0.7	4,675
Pride Manufacturing Company, LLC*	Senior loan	L + 6.00%	7.75%	11/2015	591	586	0.1	591
Service Companies, The	Senior loan	P + 5.25%	10.25%	03/2014	155	155	—	155
Service Companies, The*	Senior loan	L + 6.50%	9.00%	03/2014	6,354	6,336	1.0	6,354
Starplex Operating, L.L.C.	One stop	L + 7.50%	9.00%	12/2017	958	940	0.1	958
Starplex Operating, L.L.C.*	One stop	L + 7.50%	9.00%	12/2017	17,432	17,171	2.6	17,432
Titan Fitness, LLC(4)	One stop	L + 6.50%	N/A (5)	09/2019	—	(26)	—	(26)
Titan Fitness, LLC	One stop	P + 5.25%	8.50%	09/2019	687	661	0.1	661
Titan Fitness, LLC	One stop	P + 5.25%	8.50%	09/2019	13,740	13,421	2.1	13,533
					58,250	57,242	8.6	56,625

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2013
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(4)	One stop	L + 6.00%	N/A (5)	10/2017	—	(5)	—	—
Benetech, Inc.*	One stop	L + 6.00%	7.25%	10/2017	5,506	5,484	0.8	5,506
					5,506	5,479	0.8	5,506
Oil and Gas
Drilling Info, Inc.(4)	One stop	L + 5.50%	N/A (5)	06/2018	—	(1)	—	(1)
Drilling Info, Inc.	One stop	L + 5.50%	6.75%	06/2018	1,368	1,355	0.2	1,354
Drilling Info, Inc.(4)	One stop	L + 5.50%	N/A (5)	06/2018	—	(5)	—	(5)
					1,368	1,349	0.2	1,348
Personal and Non-Durable Consumer Products
Hygenic Corporation, The(4)	Senior loan	L + 4.50%	N/A (5)	10/2017	—	(3)	—	—
Hygenic Corporation, The*	Senior loan	L + 4.50%	5.75%	10/2018	3,534	3,492	0.6	3,534
Massage Envy, LLC(4)	One stop	L + 7.25%	N/A (5)	09/2018	—	(15)	—	—
Massage Envy, LLC	One stop	L + 7.25%	8.50%	09/2018	16,634	16,291	2.5	16,634
Team Technologies Acquisition Company(4)	Senior loan	L + 4.75%	N/A (5)	12/2017	—	(4)	—	—
Team Technologies Acquisition Company	Senior loan	L + 4.75%	6.00%	12/2017	3,519	3,490	0.6	3,519
					23,687	23,251	3.7	23,687
Personal, Food and Miscellaneous Services
Affordable Care Inc.(4)	Senior loan	L + 4.75%	N/A (5)	12/2017	—	(2)	—	—
Affordable Care Inc.	Senior loan	L + 4.75%	6.00%	12/2018	3,541	3,510	0.5	3,541
Automatic Bar Controls, Inc.(4)	Senior loan	L + 5.75%	N/A (5)	03/2016	—	(1)	—	—
Automatic Bar Controls, Inc.*	Senior loan	L + 5.50%	7.00%	03/2016	904	897	0.1	904
Focus Brands Inc.	Second lien	L + 9.00%	10.25%	08/2018	11,195	11,076	1.7	11,418
National Veterinary Associates, Inc.	Senior loan	L + 5.00%	6.25%	12/2017	955	943	0.2	955
National Veterinary Associates, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	12/2017	—	(1)	—	—
National Veterinary Associates, Inc.	Senior loan	L + 5.00%	6.25%	12/2017	6,006	5,963	0.9	6,006
PMI Holdings, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	06/2017	—	(2)	—	—
PMI Holdings, Inc.	Senior loan	L + 4.75%	5.75%	06/2017	2,629	2,609	0.4	2,629
Vetcor Merger Sub LLC	Senior loan	L + 6.50%	7.75%	12/2017	377	356	0.1	377
Vetcor Merger Sub LLC	Senior loan	L + 6.50%	7.75%	12/2017	520	513	0.1	520
Vetcor Merger Sub LLC*	Senior loan	L + 6.50%	7.75%	12/2017	5,938	5,881	0.9	5,938
					32,065	31,742	4.9	32,288

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2013
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Personal Transportation
PODS Funding Corp. II	Subordinated debt	N/A	21.00%	11/2017	702	702	0.1	702
PODS Funding Corp. II	Subordinated debt	N/A	21.00%	11/2017	3,400	3,400	0.5	3,400
PODS Funding Corp. II	Subordinated debt	N/A	10.50% cash/ 5.00% PIK	05/2017	1,217	1,267	0.2	1,278
PODS Funding Corp. II	Subordinated debt	N/A	10.50% cash/ 5.00% PIK	05/2017	4,829	4,980	0.8	5,070
PODS Funding Corp. II	Senior loan	L + 6.00%	7.25%	11/2016	691	678	0.1	691
PODS Funding Corp. II*	Senior loan	L + 6.00%	7.25%	11/2016	6,091	5,978	0.9	6,091
					16,930	17,005	2.6	17,232
Printing and Publishing
Market Track, LLC(4)	Senior loan	L + 6.11%	N/A (5)	08/2018	—	(5)	—	—
Market Track, LLC*	Senior loan	L + 6.11%	7.36%	08/2018	3,114	3,076	0.5	3,114
Market Track, LLC(4)	Senior loan	L + 7.65%	N/A (5)	08/2018	—	(3)	—	—
					3,114	3,068	0.5	3,114
Retail Stores
Barcelona Restaurants, LLC(4)(6)	One stop	L + 8.25%	N/A (5)	03/2017	—	(4)	—	—
Barcelona Restaurants, LLC*(6)	One stop	L + 8.25%	9.50%	03/2017	5,707	5,623	0.9	5,707
Benihana, Inc.(4)	One stop	L + 5.50%	N/A (5)	07/2018	—	(42)	—	—
Benihana, Inc.*	One stop	L + 5.50%	6.75%	01/2019	14,106	13,679	2.1	14,106
Boot Barn, Inc.*	One stop	L + 5.75%	7.00%	05/2019	24,677	24,327	3.7	24,430
Capital Vision Services, LLC(4)	One stop	L + 7.25%	N/A (5)	12/2017	—	(16)	—	—
Capital Vision Services, LLC	One stop	P + 6.25%	9.50%	12/2017	323	311	0.1	323
Capital Vision Services, LLC*	One stop	L + 7.25%	8.50%	12/2017	13,358	13,190	2.0	13,358
DTLR, Inc.*	One stop	L + 8.00%	11.00%	12/2015	16,757	16,625	2.6	16,757
Floor & Decor Outlets of America, Inc.*	One stop	L + 6.50%	7.75%	05/2019	11,358	11,226	1.7	11,216
Marshall Retail Group, LLC, The(4)	Senior loan	L + 6.50%	N/A (5)	10/2016	—	(11)	—	—
Marshall Retail Group, LLC, The*	Senior loan	L + 6.50%	8.00%	10/2016	9,495	9,370	1.4	9,495
Paper Source, Inc.	One stop	L + 6.25%	7.25%	09/2018	169	157	—	157
Paper Source, Inc.*	One stop	L + 6.25%	7.25%	09/2018	12,703	12,562	1.9	12,576
Restaurant Holding Company, LLC	Senior loan	L + 7.50%	9.00%	02/2017	9,274	9,149	1.4	9,298
Rubio's Restaurants, Inc.*	One stop	L + 7.25%	8.75% cash/ 0.25% PIK	06/2015	7,695	7,637	1.2	7,695
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	626	619	0.1	626
Sneaker Villa, Inc.	One stop	P + 7.00%	11.50%	12/2017	752	736	0.1	752
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	4,549	4,453	0.7	4,549
Specialty Catalog Corp.(4)	One stop	L + 6.00%	N/A (5)	07/2017	—	(6)	—	—
Specialty Catalog Corp.	One stop	L + 6.00%	7.50%	07/2017	5,187	5,134	0.8	5,187
Vision Source L.P.	One stop	P + 5.50%	8.75%	04/2016	129	123	—	129
Vision Source L.P.*	One stop	L + 6.75%	8.00%	04/2016	11,703	11,580	1.8	11,703
					148,568	146,422	22.5	148,064

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2013
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Telecommunications
Hosting.com Inc.	Senior loan	P + 3.25%	6.50%	10/2016	20	19	—	20
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	10/2016	812	802	0.1	812
ITC Global, Inc.(4)	One stop	P + 5.50%	8.75%	07/2018	10	(5)	—	(4)
ITC Global, Inc.	One stop	L + 6.75%	7.75%	07/2018	8,605	8,513	1.3	8,519
NameMedia, Inc.	Senior loan	L + 6.00%	N/A (5)	11/2014	—	—	—	—
NameMedia, Inc.	Senior loan	P + 5.00%	8.25%	11/2014	1,170	1,162	0.2	1,170
					10,617	10,491	1.6	10,517
Utilities
PowerPlan Consultants, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	03/2017	—	(1)	—	—
PowerPlan Consultants, Inc.*	Senior loan	L + 5.25%	6.75%	03/2018	4,218	4,171	0.6	4,218
					4,218	4,170	0.6	4,218
Total debt investments United States					$998,745	$985,069	150.4%	$990,172
Fair Value as a percentage of Principal Amount								99.1%

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2013
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount/Shares/ Contracts	Cost	Percentage of Total Net Assets	Fair Value
Equity investments
Aerospace and Defense
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	$295	0.1%	$232
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	670	0.1	626
Whitcraft LLC	Warrant	N/A	N/A	N/A	—	—	—	122
						965	0.2	980
Automobile
ABRA, Inc	LLC interest	N/A	N/A	N/A	208	1,471	0.5	3,000
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	—	66
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	—	4	—	57
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	—	26	—	34
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	—	—	—	7
						1,582	0.5	3,164
Banking
Prommis Solutions Inc.*	Preferred LLC interest	N/A	N/A	N/A	1	472	—	—
						472	—	—
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	57	746	0.1	824
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	7	691	0.1	691
Goode Seed Co-Invest, LLC	LLC units	N/A	N/A	N/A	356	356	0.1	411
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	555
Northern Brewer, LLC	LLC interest	N/A	N/A	N/A	142	315	—	271
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	—	138
						2,849	0.4	2,890
Containers, Packaging and Glass
Packaging Coordinators, Inc.	LLC interest	N/A	N/A	N/A	48	2,476	0.4	2,476
						2,476	0.4	2,476
Diversified Conglomerate Manufacturing
Oasis Outsourcing Holdings, Inc.	LLC interest	N/A	N/A	N/A	1,088	1,088	0.3	1,797
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	—	148	—	23
TIDI Products, LLC	LLC interest	N/A	N/A	N/A	315	315	0.1	368
						1,551	0.4	2,188

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2013
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount/Shares/ Contracts	Cost	Percentage of Total Net Assets	Fair Value
Diversified Conglomerate Service
Document Technologies, LLC	LLC interest	N/A	N/A	N/A	24	490	0.1	624
Marathon Data Operating Co., LLC	Common stock	N/A	N/A	N/A	1	264	—	264
Marathon Data Operating Co., LLC	Preferred stock	N/A	N/A	N/A	1	264	—	264
Navex Global, Inc.	LP interest	N/A	N/A	N/A	—	666	0.1	386
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	—	7
PC Helps Support, LLC	Preferred stock	N/A	N/A	N/A	—	61	—	61
Secure-24, LLC	LLC Units	N/A	N/A	N/A	263	263	—	263
						2,015	0.2	1,869
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,269	1,269	0.2	1,269
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	0.1	675
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	13	829	0.2	869
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	695	0.1	350
Dialysis Newco, Inc.	LLC interest	N/A	N/A	N/A	871	124	0.1	765
Encore Rehabilitation Services, LLC	LLC interest	N/A	N/A	N/A	270	271	0.1	349
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	—	103	—	103
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	—	38	—	13
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	514	0.1	665
National Healing Corporation	Preferred stock	N/A	N/A	N/A	695	799	0.1	812
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	569	0.1	731
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	—	8
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	—	249	—	259
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	62
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	264	—	278
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	487	0.1	603
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	495
Young Innovations, Inc.	Preferred stock	N/A	N/A	N/A	—	236	—	236
						5,778	1.1	7,273
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	73	—	110
Investment Funds and Vehicles
Senior Loan Fund LLC(7)	LLC interest	N/A	N/A	N/A	591	591	0.1	768

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2013
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount/Shares/ Contracts	Cost	Percentage of Total Net Assets	Fair Value
Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	121	—	135
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	LLC interest	N/A	N/A	N/A	711	711	0.1	393
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	712
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	6	582	0.1	582
						2,005	0.3	1,687
Personal and Non-Durable Consumer Products
Hygenic Corporation, The	LP interest	N/A	N/A	N/A	1	61	—	61
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	749
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	—	148	—	148
						958	0.1	958
Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	271	—	—	256
Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	—	145	—	180
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	—	162
						290	—	342
Retail Stores
Barcelona Restaurants, LLC(6)	LP interest	N/A	N/A	N/A	1,996	1,996	0.4	2,518
Benihana, Inc.	LLC interest	N/A	N/A	N/A	43	699	0.1	830
Capital Vision Services, LLC	LLC interest	N/A	N/A	N/A	402	402	0.1	473
Paper Source, Inc.	LLC interest	N/A	N/A	N/A	8	1,387	0.2	1,387
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.2	1,178
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	462
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	936	0.1	949
						6,776	1.2	7,797
Telecommunications
ITC Global, Inc.	Preferred stock	N/A	N/A	N/A	17	311	0.1	311
Total equity investments United States						$30,082	5.2%	$34,473
Total United States						$1,015,151	155.6%	$1,024,645
Total Investments						$1,017,961	155.6%	$1,024,645

*	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 6).

(1)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, quarterly or semiannually. For each, we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2013. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2013.
(3)	Loan was on non-accrual status as of September 30, 2013, meaning that the Company has ceased recognizing interest income on the loan.
(4)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(5)	The entire commitment was unfunded at September 30, 2013. As such, no interest is being earned on this investment.
(6)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the financial statements for transactions during the year ended September 30, 2013 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control.)
(7)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control” this portfolio company as we own more than 25% of the portfolio company's outstanding voting securities or have the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the financial statements for transactions during the year ended September 30, 2013 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(8)	Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(9)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire One Stop loan asset remains in the Schedule of Investments. (See Note 7 in the accompanying notes to the financial statements.)

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Net Assets	Fair Value
Investments
Canada
Debt investments
Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.(3)	Subordinated debt	N/A	12.00% cash/ 2.50% PIK	11/2015	$2,870	$2,810	0.4%	$1,435
Extreme Fitness, Inc.	Senior loan	N/A	8.00%	10/2012	508	508	0.1	508
Total Canada					$3,378	$3,318	0.5%	$1,943
Fair Value as percentage of Principal Amount								57.5%
United States
Debt investments
Aerospace and Defense
ILC Dover, LP(4)	Senior loan	L + 6.00%	N/A (5)	07/2017	$—	$(8)	—%	$(8)
ILC Dover, LP	Senior loan	L + 6.00%	7.25%	07/2017	4,407	4,323	1.2	4,319
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	1,877	1,848	0.5	1,877
White Oak Technologies, Inc.*	Senior loan	L + 5.00%	6.25%	03/2017	1,929	1,891	0.5	1,890
White Oak Technologies, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	03/2017	—	(9)	—	(9)
					8,213	8,045	2.2	8,069
Automobile
ABRA, Inc.(4)	Subordinated debt	N/A	N/A (5)	04/2017	—	(22)	—	—
ABRA, Inc.	Subordinated debt	N/A	12.00% cash/ 1.50% PIK	04/2017	9,623	9,445	2.6	9,623
American Driveline Systems, Inc.*	Senior loan	L + 5.50%	7.00%	01/2016	2,862	2,814	0.7	2,776
American Driveline Systems, Inc.	Senior loan	P + 4.50%	7.75%	01/2016	293	287	0.1	282
CLP Auto Interior Corporation*	Senior loan	L + 4.75%	4.97%	06/2013	3,053	3,053	0.8	2,992
Federal-Mogul Corporation	Senior loan	L + 1.94%	2.17%	12/2014	1,976	1,934	0.5	1,930
Federal-Mogul Corporation	Senior loan	L + 1.94%	2.16%	12/2015	1,008	986	0.3	985
K&N Engineering, Inc.(4)	Senior loan	P + 4.25%	N/A (5)	12/2016	—	(6)	—	—
K&N Engineering, Inc.	Senior loan	P + 4.25%	7.50%	12/2016	3,207	3,153	0.9	3,207
					22,022	21,644	5.9	21,795
Banking
Prommis Fin Co.*(3)	Senior loan	L + 10.50%	0.25% cash/ 10.25% PIK	06/2015	196	191	—	167
Prommis Fin Co.*(3)	Second lien	L + 10.50%	0.25% cash/ 10.25% PIK	06/2015	393	382	0.1	259
Prommis Fin Co.*(3)	Second lien	L + 10.50%	0.25% cash/ 10.25% PIK	06/2015	196	191	—	—
Prommis Fin Co.	Senior loan	L + 9.00%	10.00%	06/2015	95	93	—	95
					880	857	0.1	521

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Beverage, Food and Tobacco
ABP Corporation(4)	Senior loan	L + 5.25%	N/A (5)	06/2016	—	(6)	—	—
ABP Corporation*	Senior loan	L + 5.25%	6.75%	06/2016	4,536	4,470	1.2	4,536
Ameriqual Group, LLC*	Senior loan	L + 5.00%	6.50%	03/2016	1,774	1,749	0.4	1,685
Ameriqual Group, LLC*	Senior loan	L + 7.50%	9.00%	03/2016	839	828	0.2	755
Atkins Nutritionals, Inc.	Senior loan	L + 8.88%	10.38%	12/2015	5,028	4,926	1.3	5,028
Candy Intermediate Holdings, Inc.	Senior loan	L + 6.25%	7.51%	06/2018	4,987	4,822	1.3	5,050
First Watch Restaurants, Inc.(4)	One stop	P + 6.50%	N/A (5)	12/2016	—	(30)	—	—
First Watch Restaurants, Inc.(4)	One stop	P + 6.50%	N/A (5)	12/2016	—	(30)	—	—
First Watch Restaurants, Inc.*	One stop	P + 6.50%	9.75%	12/2016	11,530	11,335	3.1	11,530
IL Fornaio (America) Corporation*	Senior loan	L + 5.25%	6.50%	06/2017	4,423	4,405	1.2	4,423
It'Sugar LLC	Senior loan	L + 8.50%	10.00%	04/2017	4,255	4,178	1.1	4,255
It'Sugar LLC	Subordinated debt	N/A	8.00%	10/2017	1,707	1,707	0.5	1,707
Julio & Sons Company(4)	One stop	L + 5.50%	N/A (5)	09/2014	—	(15)	—	—
Julio & Sons Company*	One stop	L + 5.50%	7.00%	09/2016	7,121	7,065	1.9	7,121
Julio & Sons Company(4)	One stop	L + 5.50%	N/A (5)	09/2016	—	(12)	—	—
Richelieu Foods, Inc.*	Senior loan	L + 5.00%	6.76%	11/2015	2,111	2,075	0.5	2,048
Richelieu Foods, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	11/2015	—	(10)	—	(18)
					48,311	47,457	12.7	48,120
Broadcasting and Entertainment
Univision Communications Inc.	Senior loan	L + 2.00%	2.22%	09/2014	3,997	3,969	1.1	3,992
Building and Real Estate
ASP PDM Acquisition Co. LLC*	Senior loan	L + 6.25%	7.75%	12/2013	453	442	0.1	340
Global Claims Services, Inc.*	Senior loan	L + 5.00%	6.25%	06/2018	831	819	0.2	831
Global Claims Services, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	06/2018	—	(1)	—	—
KHKI Acquisition, Inc.	Senior loan	P + 5.00%	8.50%	03/2013	2,626	2,625	0.6	2,101
Tecta America Corp.	Senior loan	P + 5.75%	9.00%	03/2014	3,506	3,506	0.8	2,994
					7,416	7,391	1.7	6,266
Cargo Transport
TMW Systems, Inc.*	Senior loan	P + 3.00%	6.25%	05/2016	1,686	1,667	0.4	1,686
Chemicals, Plastics and Rubber
Integrated DNA Technologies, Inc.	Subordinated debt	N/A	12.00% cash/ 2.00% PIK	04/2015	4,700	4,650	1.3	4,700
Road Infrastructure Investment, LLC*	Senior loan	L + 5.00%	6.25%	03/2018	4,137	4,080	1.1	4,142
Road Infrastructure Investment, LLC	Senior loan	L + 5.00%	5.46%	03/2017	231	190	0.1	228
					9,068	8,920	2.5	9,070
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.75%	6.50%	08/2015	1,349	1,333	0.4%	1,349
Fort Dearborn Company*	Senior loan	L + 5.25%	7.00%	08/2016	3,159	3,118	0.8	3,159
					4,508	4,451	1.2	4,508

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Diversified Conglomerate Manufacturing
Oasis Outsourcing Holdings, Inc.	Subordinated debt	N/A	11.50% cash/ 1.50% PIK	04/2017	11,970	11,775	3.2	11,970
Pasternack Enterprises, Inc.*	Senior loan	L + 4.50%	6.00%	02/2014	3,492	3,453	0.9	3,492
Sunless Merger Sub, Inc.*	Senior loan	L + 5.00%	6.26%	07/2016	2,322	2,313	0.6	2,322
Sunless Merger Sub, Inc.*	Senior loan	P + 3.75%	7.00%	07/2016	29	28	—	29
Tecomet Inc.*	Senior loan	L + 5.25%	7.00%	12/2016	6,082	5,992	1.6	5,991
Tecomet Inc.(4)	Senior loan	L + 5.25%	N/A (5)	12/2016	—	(6)	—	—
TIDI Products, LLC*	Senior loan	L + 7.00%	8.25%	07/2018	8,791	8,606	2.3	8,703
TIDI Products, LLC(4)	Senior loan	L + 7.00%	N/A (5)	07/2017	—	(13)	—	(8)
Vintage Parts, Inc.*	One stop	L + 6.00%	8.50%	12/2013	82	82	—	82
Vintage Parts, Inc.*	One stop	L + 8.00%	9.75%	12/2013	1,239	1,228	0.3	1,239
Vintage Parts, Inc.*	One stop	L + 5.50%	5.86%	12/2013	5,934	5,914	1.6	5,934
					39,941	39,372	10.5	39,754
Diversified Conglomerate Service
API Healthcare Corporation*	One stop	L + 9.03%	10.53%	02/2017	9,587	9,424	2.6	9,587
Consona Holdings, Inc.*	Senior loan	L + 5.50%	6.75%	08/2018	1,092	1,056	0.3	1,081
Consona Holdings, Inc.*	Senior loan	L + 6.00%	7.25%	08/2018	1,567	1,551	0.4	1,551
Consona Holdings, Inc.(4)	Senior loan	L + 5.50%	N/A (5)	08/2017	—	(3)	—	(2)
Document Technologies, LLC(4)	Senior loan	L + 5.00%	N/A (5)	12/2016	—	(15)	—	—
Document Technologies, LLC	Senior loan	L + 5.00%	6.50%	12/2016	4,717	4,646	1.3	4,694
EAG, Inc.*	Senior loan	P + 3.50%	6.75%	07/2017	2,629	2,593	0.7	2,629
Employment Law Training, Inc.(4)	One stop	L + 7.50%	N/A (5)	12/2016	—	(22)	—	—
Employment Law Training, Inc. *	One stop	L + 7.50%	9.00%	12/2016	18,219	17,822	4.9	18,219
Evolution1, Inc.*	Senior loan	L + 4.75%	6.25%	06/2016	4,619	4,567	1.2	4,619
Evolution1, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	06/2016	—	(19)	—	—
Evolution1, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	06/2016	—	(4)	—	—
HighJump Acquisition LLC(4)	One stop	L + 8.75%	N/A (5)	07/2016	—	(12)	—	—
HighJump Acquisition LLC	One stop	L + 8.75%	10.00%	07/2016	5,441	5,379	1.5	5,441
Marathon Data Operating Co., LLC	One stop	L + 6.25%	7.50%	08/2017	4,818	4,700	1.3	4,746
Marathon Data Operating Co., LLC(4)	One stop	L + 6.25%	N/A (5)	08/2017	—	(10)	—	(10)
MSC.Software Corporation*	One stop	L + 7.74%	9.24%	12/2016	6,238	6,133	1.7	6,238
NS Holdings, Inc.*	Senior loan	L + 4.63%	6.00%	06/2015	260	257	0.1	260
NS Holdings, Inc.*	Senior loan	L + 6.27%	7.68%	06/2015	1,963	1,941	0.5	1,963
PC Helps Support, LLC	Senior loan	P + 4.25%	7.50%	09/2017	2,390	2,355	0.6	2,354
PC Helps Support, LLC(4)	Senior loan	P + 4.25%	N/A (5)	09/2017	—	(3)	—	(3)
Secure-24, LLC	One stop	L + 6.25%	7.50%	08/2017	9,288	9,061	2.4	9,149
Secure-24, LLC(4)	One stop	L + 6.25%	N/A (5)	08/2017	—	(8)	—	(8)
Secure-24, LLC(4)	One stop	L + 6.25%	N/A (5)	08/2017	—	(16)	—	(17)
Sumtotal Systems, Inc.*	Senior loan	L + 4.00%	5.25%	12/2015	1,415	1,403	0.4	1,415
					74,243	72,776	19.9	73,906

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Diversified Natural Resources, Precious Metals, and Minerals
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	1,619	1,578	0.4	1,619
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	2,974	2,904	0.8	2,974
					4,593	4,482	1.2	4,593
Electronics
Blue Coat Systems, Inc.*	Second lien	L + 10.00%	11.50%	08/2018	5,424	5,277	1.5	5,573
Blue Coat Systems, Inc.	Senior loan	L + 6.00%	7.50%	02/2018	8,085	7,940	2.2	8,156
Cape Electrical Supply LLC*	Senior loan	L + 5.25%	6.75% cash/ 0.50% PIK	11/2013	1,465	1,437	0.4	1,465
Ecommerce Industries, Inc.(4)	One stop	L + 6.75%	N/A (5)	10/2016	—	(27)	—	—
Ecommerce Industries, Inc.*	One stop	L + 8.34%	9.59%	10/2016	13,530	13,329	3.6	13,530
Entrust, Inc.*	One stop	L + 7.47%	8.97%	03/2017	4,053	4,006	1.1	4,053
Entrust, Inc.*	One stop	L + 7.45%	8.95%	03/2017	8,046	7,935	2.1	8,046
Rogue Wave Holdings, Inc.*	Senior loan	L + 10.00%	11.25%	08/2016	3,982	3,945	1.1	3,982
Syncsort Incorporated(4)	Senior loan	L + 5.50%	N/A (5)	03/2015	—	(4)	—	—
Syncsort Incorporated*	Senior loan	L + 5.50%	7.50%	03/2015	8,032	7,918	2.1	8,032
Time-O-Matic, Inc.	Subordinated debt	N/A	12.00% cash/ 1.25% PIK	12/2016	11,561	11,386	3.1	11,561
					64,178	63,142	17.2	64,398
Farming and Agriculture
AGData, L.P.	One stop	L + 6.25%	7.75%	08/2016	2,814	2,782	0.8	2,814
Finance
Bonddesk Group LLC*	Senior loan	L + 5.00%	6.50%	09/2016	1,010	1,002	0.3	1,010
Compass Group Diversified Holdings, LLC*	Senior loan	L + 5.00%	6.25%	10/2017	8,387	8,025	2.2	8,408
Pillar Processing LLC*(3)	Senior loan	L + 5.50%	5.95%	11/2013	2,412	2,389	0.4	1,361
Pillar Processing LLC*(3)	Senior loan	N/A	14.50%	05/2014	3,125	2,947	—	—
					14,934	14,363	2.9	10,779

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Subordinated debt	N/A	12.00% cash/ 2.00% PIK	06/2016	7,958	7,828	2.1%	7,958
Alegeus Technologies, LLC*	Senior loan	L + 5.00%	6.50%	08/2018	873	860	0.2	860
Avatar International, LLC(4)	One stop	L + 7.50%	N/A (5)	09/2016	—	(8)	—	—
Avatar International, LLC*	One stop	L + 7.50%	8.75%	09/2016	7,855	7,747	2.1	7,855
Avatar International, LLC	One stop	L + 8.00%	9.25%	09/2016	1,695	1,677	0.5	1,695
Campus Management Acquisition Corp.	Second lien	L + 10.35%	12.10%	09/2015	5,067	5,007	1.2	4,662
CHS/Community Health Systems, Inc.	Senior loan	L + 3.50%	3.92%	01/2017	406	406	0.1	409
Community Hospices of America, Inc.*	Senior loan	L + 5.50%	7.25%	12/2015	4,955	4,891	1.3	4,955
Community Hospices of America, Inc.(4)	Senior loan	L + 5.50%	N/A (5)	12/2015	—	(5)	—	—
Community Hospices of America, Inc.	Subordinated debt	L + 11.75%	11.00% cash/ 2.75% PIK	06/2016	1,874	1,844	0.5	1,874
DDC Center Inc.*	One stop	L + 6.50%	9.50%	10/2014	8,205	8,211	2.2	8,205
DDC Center Inc.*	One stop	L + 6.50%	9.50%	12/2012	227	227	0.1	227
DDC Center Inc.	One stop	P + 5.25%	10.75%	10/2013	182	182	—	182
Delta Educational Systems, Inc.*	Senior loan	L + 5.00%	7.00%	11/2012	2,740	2,735	0.7	2,685
Dialysis Newco, Inc.	Subordinated debt	N/A	11.00% cash/ 2.00% PIK	09/2018	8,795	8,677	2.3	8,795
G & H Wire Company, Inc.(4)	Senior loan	L + 5.50%	N/A (5)	11/2016	—	(13)	—	—
G & H Wire Company, Inc.*	Senior loan	L + 5.50%	7.00%	11/2016	8,974	8,829	2.4	8,839
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.00%	05/2017	455	445	0.1	419
Hospitalists Management Group, LLC	Senior loan	L + 4.50%	6.00%	05/2017	3,986	3,909	1.0	3,826
Hospitalists Management Group, LLC(4)	Senior loan	L + 4.50%	N/A (5)	05/2017	—	(10)	—	(36)
The Hygenic Corporation*	Senior loan	L + 2.50%	2.73%	04/2013	1,961	1,951	0.5	1,961
IntegraMed America, Inc.(4)	One stop	L + 7.25%	N/A (5)	09/2017	—	(18)	—	(16)
IntegraMed America, Inc.	One stop	L + 7.25%	8.50%	09/2017	14,603	14,275	3.8	14,311
Maverick Healthcare Group, LLC	Senior loan	L + 5.50%	7.25%	12/2016	2,148	2,123	0.6	2,148
National Healing Corporation	Senior loan	L + 6.75%	8.25%	11/2017	3,569	3,415	1.0	3,569
National Healing Corporation*	Second lien	L + 10.00%	11.50%	11/2018	17,976	16,967	4.8	17,976
NeuroTherm, Inc.*	Senior loan	L + 5.00%	6.50%	02/2016	1,591	1,567	0.4	1,591
NeuroTherm, Inc.	Senior loan	P + 4.00%	7.25%	02/2016	124	118	—	124
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.25%	6.50%	05/2018	2,243	2,200	0.6	2,198
Pentec Acquisition Sub, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	05/2017	—	(4)	—	(4)
PhysioTherapy Associates Holdings, Inc.*	Senior loan	L + 4.75%	6.01%	04/2018	577	566	0.2	578
Reliant Pro ReHab, LLC*	Senior loan	L + 4.75%	6.00%	06/2016	3,601	3,554	1.0	3,601
Reliant Pro ReHab, LLC	Senior loan	L + 4.75%	6.00%	06/2016	872	858	0.2	872
Reliant Pro ReHab, LLC	Senior loan	P + 3.75%	7.00%	06/2016	550	542	0.1	550
Renaissance Pharma (U.S.) Holdings Inc.	Senior loan	P + 4.25%	7.50%	06/2017	71	65	—	68
Renaissance Pharma (U.S.) Holdings Inc.	Senior loan	L + 5.25%	6.76%	06/2017	2,449	2,402	0.6	2,424
Surgical Information Systems, LLC	Second lien	L + 7.40%	8.91%	12/2015	4,291	4,235	1.1	4,291
WIL Research Company, Inc.*	Senior loan	L + 5.25%	6.75%	04/2018	792	781	0.2	788
					121,665	119,036	31.9	120,440

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.*	Senior loan	L + 5.75%	7.76%	11/2016	1,094	1,079	0.3	1,094
WII Components, Inc.*	Senior loan	L + 4.75%	6.25%	07/2016	1,732	1,712	0.5	1,732
WII Components, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	07/2016	—	(1)	—	—
Zenith Products Corporation*	One stop	L + 5.50%	5.93%	09/2013	3,409	3,367	0.9	3,239
					6,235	6,157	1.7	6,065
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.*	One stop	L + 8.00%	9.50%	01/2017	16,807	16,525	4.5	16,807
Competitor Group, Inc.(4)	One stop	L + 8.00%	N/A (5)	01/2017	—	(8)	—	—
Competitor Group, Inc.	One stop	L + 8.00%	9.50%	01/2017	1,257	1,230	0.3	1,257
Cortz, Inc.*	Senior loan	L + 5.50%	7.00%	03/2014	6,609	6,582	1.8	6,609
Octane Fitness, LLC*	One stop	L + 5.50%	7.00%	12/2015	4,675	4,552	1.2	4,675
Pride Manufacturing Company, LLC*	Senior loan	L + 5.50%	7.25%	11/2015	737	728	0.2	722
The Service Companies*	Senior loan	L + 6.50%	9.00%	03/2014	6,612	6,557	1.8	6,612
					36,697	36,166	9.8	36,682
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*	One stop	L + 5.00%	5.22%	12/2013	8,845	8,737	2.4	8,845
Personal and Non-Durable Consumer Products
Dr. Miracles, Inc.*	One stop	L + 7.50%	8.00% cash/ 2.00% PIK	03/2014	3,092	3,077	0.7%	2,783
Massage Envy, LLC	One stop	L + 7.25%	8.50%	09/2018	63	45	—	47
Massage Envy, LLC	One stop	L + 7.25%	8.50%	09/2018	17,061	16,638	4.5	16,804
					20,216	19,760	5.2	19,634
Personal, Food and Miscellaneous Services
Affordable Care Inc.*	Senior loan	L + 4.75%	6.25%	12/2015	3,525	3,490	0.9	3,525
Affordable Care Inc.(4)	Senior loan	L + 4.75%	N/A (5)	12/2015	—	(6)	—	—
Automatic Bar Controls, Inc.*	Senior loan	L + 5.75%	7.25%	03/2016	972	962	0.2	933
Automatic Bar Controls, Inc.(4)	Senior loan	L + 5.75%	N/A (5)	03/2016	—	(2)	—	(6)
Brasa (Holdings) Inc.*	Senior loan	L + 6.25%	7.50%	07/2019	5,126	4,976	1.3	5,049
Focus Brands Inc.	Second lien	L + 9.00%	10.25%	08/2018	6,481	6,363	1.8	6,578
Focus Brands Inc.	Senior loan	L + 5.00%	6.26%	02/2018	5,951	5,898	1.6	6,033
Ignite Restaurant Group, Inc.*	Senior loan	L + 4.75%	6.25%	03/2016	4,170	4,101	1.1	4,170
NVA Acquisition Company	Senior loan	L + 4.25%	5.50%	06/2016	1,881	1,867	0.5	1,881
PMI Holdings, Inc. (Papa Murphys)(4)	Senior loan	L + 5.25%	N/A (5)	06/2017	—	(3)	—	—
PMI Holdings, Inc. (Papa Murphys)	Senior loan	L + 5.25%	6.51%	06/2017	2,709	2,683	0.7	2,709
Restaurant Technologies, Inc.*	Senior loan	L + 4.75%	6.00%	05/2017	1,077	1,069	0.3	1,056
Restaurant Technologies, Inc.	Senior loan	L + 4.75%	6.00%	05/2017	117	116	—	114
Trusthouse Service Group, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	06/2018	—	(4)	—	—
Trusthouse Service Group, Inc.	Senior loan	P + 4.25%	7.50%	06/2017	82	77	—	82
Trusthouse Service Group, Inc.	Senior loan	L + 5.25%	6.75%	06/2018	2,976	2,926	0.8	2,976
Vetcor Merger Sub LLC*	One stop	L + 6.00%	7.50%	02/2015	9,646	9,646	2.6	9,646
					44,713	44,159	11.8	44,746

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Personal Transportation
PODS Funding Corp. II	Subordinated debt	N/A	21.00% PIK	11/2017	2,802	2,802	0.7	2,802
PODS Funding Corp. II	Subordinated debt	N/A	21.00% PIK	11/2017	579	579	0.2	579
PODS Funding Corp. II	Second lien	N/A	10.50% cash/ 5.00% PIK	05/2017	447	441	0.1	447
PODS Funding Corp. II	Second lien	N/A	10.50% cash/ 5.00% PIK	05/2017	2,096	2,045	0.6	2,096
PODS Funding Corp. II	Senior loan	L + 7.00%	8.50%	11/2016	773	753	0.2	773
PODS Funding Corp. II*	Senior loan	L + 7.00%	8.50%	11/2016	5,955	5,807	1.6	5,955
					12,652	12,427	3.4	12,652
Printing and Publishing
Digital Technology International, LLC.	One stop	P + 6.00%	9.25%	09/2016	928	921	0.2	928
Digital Technology International, LLC.	One stop	L + 7.25%	8.75%	09/2016	6,333	6,230	1.7	6,333
Market Track, LLC*	Senior loan	L + 6.11%	7.36%	08/2018	3,150	3,104	0.8	3,103
Market Track, LLC(4)	Senior loan	L + 6.11%	N/A (5)	08/2018	—	(6)	—	(6)
Market Track, LLC(4)	Senior loan	L + 7.65%	N/A (5)	08/2018	—	(4)	—	(4)
Trade Service Company, LLC*	One stop	L + 5.25%	6.75%	06/2013	1,026	1,024	0.3	1,026
Trade Service Company, LLC*	One stop	N/A	10.00% cash/ 4.00% PIK	06/2013	765	764	0.2	765
Trade Service Company, LLC	One stop	L + 5.25%	N/A (5)	06/2013	—	—	—	—
					12,202	12,033	3.2	12,145
Retail Stores
Barcelona Restaurants, LLC*(6)	One stop	L + 10.00%	11.50%	03/2017	4,964	4,878	1.3	4,964
Barcelona Restaurants, LLC(4)(6)	One stop	L + 10.00%	N/A (5)	03/2017	—	(5)	—	—
Benihana, Inc.	One stop	L + 8.00%	9.25%	08/2017	365	329	0.1	335
Benihana, Inc.*	One stop	L + 8.00%	9.25%	02/2018	13,456	13,108	3.5	13,166
Bojangles' Restaurants, Inc.*	Senior loan	P + 5.50%	8.75%	08/2017	2,761	2,597	0.7	2,767
Chuy's OPCO, Inc.(4)	One stop	L + 7.00%	N/A (5)	05/2016	—	(2)	—	—
Chuy's OPCO, Inc.(4)	One stop	L + 7.00%	N/A (5)	05/2016	—	(9)	—	—
Chuy's OPCO, Inc.	One stop	L + 7.00%	8.50%	05/2016	942	929	0.3	942
DTLR, Inc. (fka Levtran)*	One stop	L + 8.00%	11.00%	12/2015	7,904	7,806	2.1	7,904
The Marshall Retail Group, LLC(4)	Senior loan	L + 6.50%	N/A (5)	10/2016	—	(15)	—	—
The Marshall Retail Group, LLC*	Senior loan	L + 6.50%	8.00%	10/2016	10,414	10,238	2.8	10,414
Michaels Stores, Inc.	Senior loan	L + 2.25%	2.69%	10/2013	2,917	2,920	0.8	2,932
Restaurant Holding Company, LLC	Senior loan	L + 7.50%	9.00%	02/2017	9,517	9,350	2.6	9,660
Rubio's Restaurants, Inc*	One stop	L + 7.75%	8.75% cash/ 0.75% PIK	06/2015	8,246	8,149	2.2	8,246
Specialty Catalog Corp.	One stop	L + 6.00%	7.50%	07/2017	5,396	5,326	1.4	5,342
Specialty Catalog Corp.(4)	One stop	L + 6.00%	N/A (5)	07/2017	—	(8)	—	(8)
Vision Source L.P.(4)	One stop	L + 6.75%	N/A (5)	04/2016	—	(9)	—	—
Vision Source L.P.*	One stop	L + 6.75%	8.00%	04/2016	13,201	13,007	3.5	13,201
					80,083	78,589	21.3	79,865

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Cost	Percentage of Total Net Assets	Fair Value
Telecommunications
Hosting.com, Inc.*	Senior loan	L + 4.50%	5.76%	10/2016	846	836	0.2	846
Hosting.com, Inc.(4)	Senior loan	L + 4.50%	N/A (5)	10/2016	—	(2)	—	—
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	28	27	—	28
NameMedia, Inc.	Senior loan	L + 6.00%	7.50%	11/2014	2,159	2,131	0.6	2,159
West Corporation(4)	Senior loan	L + 1.75%	N/A (5)	10/2012	—	(8)	—	—
					3,033	2,984	0.8	3,033
Utilities
PowerPlan Consultants, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	03/2017	—	(2)	—	—
PowerPlan Consultants, Inc.*	Senior loan	L + 5.25%	6.76%	03/2018	5,164	5,093	1.4	5,164
					5,164	5,091	1.4	5,164
Total debt investments United States					$658,309	$646,457	173.2%	$649,542
Fair Value as a percentage of Principal Amount								98.7%

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2012
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount/ Shares/ Contracts	Cost	Percentage of Total Net Assets	Fair Value
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	—	—
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	13	1,273	0.4	1,369
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	695	0.2	695
Dialysis Newco, Inc.	LLC interest	N/A	N/A	N/A	871	871	0.2	871
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	—	102	—	102
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	—	38	—	38
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	514	0.1	514
National Healing Corporation	Preferred stock	N/A	N/A	N/A	695	799	0.3	1,127
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	569	0.2	569
Pentec Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	116
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	264	0.1	263
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	414
						5,722	1.6	6,078
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	73	—	73
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	Preferred stock	N/A	N/A	N/A	12	88	0.1	193
Competitor Group, Inc.	Common stock	N/A	N/A	N/A	—	87	—	107
						175	0.1	300
Personal and Non-Durable Consumer Products
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.2	749
Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	271	—	—	—
Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	—	145	—	145
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	—	145
						290	—	290
Retail Stores
Barcelona Restaurants, LLC(6)	LP interest	N/A	N/A	N/A	1,996	1,996	0.7%	2,538
Benihana, Inc.	LLC interest	N/A	N/A	N/A	43	699	0.2	699
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.2	599
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	936	0.2	936
						4,576	1.3	4,772
Total equity investments United States						$20,066	5.7%	$21,425
Total United States						$666,523	178.9%	$670,967
Total investments						$669,841	179.4%	$672,910

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2012
(In thousands)

*	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 6).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR or Prime and which reset daily, quarterly or semiannually. For each we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2012. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2012.
(3)	Loan was on non-accrual status as of September 30, 2012, meaning that the Company has ceased recognizing interest income on the loan.
(4)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(5)	The entire commitment was unfunded at September 30, 2012. As such, no interest is being earned on this investment.
(6)	The Company is an “affiliated person,” as that term is defined in the 1940 Act, of the portfolio company as it owns five percent or more of the portfolio company's voting securities.

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

The Company’s investment strategy is to invest in senior secured, one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans and warrants and equity securities to middle market companies that are, in most cases, sponsored by private equity investors. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Company also entered into an administration agreement (the “Administration Agreement”) with Golub Capital LLC (including, as the context may require, GC Service Company, LLC, prior to the assignment of the Administration Agreement to Golub Capital LLC on February 5, 2013, the “Administrator”), to provide administrative services to the Company.

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

Fair value of financial instruments:  The Company applies fair value to all of its financial instruments in accordance with Accounting Standards Codification (“ASC”) Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2. Significant Accounting Policies and Recent Accounting Updates  – (continued)

Any changes to the valuation methodology are reviewed by management and the Company’s board of directors (the “Board”) to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in Note 6.

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

Consolidation:  As permitted under Regulation S-X and ASC Topic 946 — Financial Services — Investment Companies, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiaries in its consolidated financial statements.

Assets related to transactions that do not meet ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”) requirements for accounting sale treatment are reflected in the Company’s consolidated statements of financial condition as investments. Those assets are owned by special purpose entities, including Golub Capital BDC 2010-1 LLC (the “Issuer”) and Golub Capital BDC Funding LLC (“Funding”), that are consolidated in the Company’s financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or any affiliate of the Company).

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

Revenue recognition:

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. In addition, the Company may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. All other income is recorded into income when earned. The Company records prepayment premiums on loans as interest income when received. For the years ended September 30, 2013, 2012 and 2011, interest income included $2,008, $708, and $15 of prepayment premiums. When the Company receives principal payments on a loan in an amount that exceeds the loan’s accreted or amortized cost, it records the excess principal payment as interest income. For the years ended September 30, 2013, 2012 and 2011, interest income included $7,594, $5,089 and $5,074, respectively, of accretion of discounts.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2. Significant Accounting Policies and Recent Accounting Updates  – (continued)

As of September 30, 2013 and 2012, the Company had interest receivable of $4,316 and $3,906, respectively. For the years ended September 30, 2013, 2012 and 2011, the Company earned interest of $81,577, $57,482 and $39,150, respectively. For the years ended September 30, 2013, 2012 and 2011, the Company received interest in cash, which excludes income from amortization of loan origination fees, original issue discount and market discount or premium, in the amounts of $72,728, $50,338 and $37,103, respectively. For the years ended September 30, 2013, 2012 and 2011, the Company received loan origination fees of $10,677, $8,306 and $5,346 respectively. These loan origination fees are capitalized and amortized over the life of the loan as interest income.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2013, 2012 and 2011, the Company recorded PIK income of $1,946, $2,100 and $940, respectively, and received PIK payments in cash of $1,101, $888 and $344, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended September 30, 2013 and 2012, the Company recorded dividend income of $2,197 and $377. The Company did not earn dividend income for the year ended September 30, 2011. For the year ended September 30, 2013, the Company received return of capital distributions of $747. The Company did not receive return of capital distributions for the years ended September 30, 2012 and 2011.

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

Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The total fair value of non-accrual loans was $665 and $3,222 as of September 30, 2013 and 2012, respectively.

Partial loan sales:  The Company follows the guidance in ASC Topic 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated statements of financial condition and the proceeds are recorded as a secured borrowing until the definition is met. See Note 7 for additional information.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions into the next tax year in an amount less than what would trigger payments of federal income tax under subchapter M of the Code. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that it’s estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2013, 2012 and 2011, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through September 30, 2013. The 2010, 2011 and 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.

Dividends and distributions:  Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2. Significant Accounting Policies and Recent Accounting Updates  – (continued)

Deferred financing costs:  Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2013 and 2012, the Company had deferred financing costs of $7,742 and $5,898, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the years ended September 30, 2013, 2012 and 2011 was $1,825, $1,455 and $848, respectively.

Deferred offering costs:  Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of September 30, 2013 and 2012, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $0 and $130, respectively.

Accounting for derivative instruments:  The Company does not utilize hedge accounting and marks its derivatives to market through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. For additional information on derivative instruments, refer to Note 8.

Recent accounting pronouncements:  In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. The Company does not expect ASU 2013-08 to have a material impact on the Company’s consolidated financial position or disclosures.

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

The base management fee is calculated at an annual rate equal to 1.375% of average adjusted gross assets at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser is voluntarily excluding assets funded with secured borrowing proceeds from the management fee. Such amount is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 3. Related Party Transactions  – (continued)

Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company.

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

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement with the Administrator, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that the Company has not yet received in cash.

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

For the year ended September 30, 2013, the Investment Adviser irrevocably waived $250 of the Incentive Fee. After taking into account the waiver by the Investment Adviser, the Income Incentive Fee incurred was $9,844, rather than $10,094 for the year ended September 30, 2013.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 3. Related Party Transactions  – (continued)

The Investment Adviser also waived a portion of the Incentive Fee for the year ended September 30, 2012. As described in Note 8 — Derivative Instruments, in June 2011, the Company entered into a total return swap (the “TRS”) with Citibank, N.A. (“Citibank”) for the purpose of gaining economic exposure to a portfolio of broadly syndicated loans. The TRS was subsequently terminated on April 11, 2012. For purposes of the computation of the Incentive Fee, the Company:

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

For the year ended September 30, 2012, the Company received interest spread payments of $2,635. For the three months ended December 31, 2011, including the interest spread payments from the TRS in the Income Incentive Fee caused an increase in the Incentive Fee by $647 as the Company was in the “catch-up” provision as described below. Upon reviewing the Income and Capital Gain Incentive Fee Calculation and the treatment of the interest spread payments from the TRS, the Investment Adviser irrevocably waived the incremental portion of the Incentive Fee attributable from the TRS interest spread payments for the three months ended December 31, 2011. For the year ended September 30, 2012, after taking into account the waiver by the Investment Adviser, the Income Incentive Fee incurred was $6,228, rather than $6,875. The Income Incentive Fee for the year ended September 30, 2011 was $348.

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

The Company accrues the Capital Gain Incentive Fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) is positive. The Capital Gain Incentive Fee is calculated on a cumulative basis from April 13, 2010 through the end of each calendar year. For the years ended September 30, 2013, 2012 and 2011, the Capital Gain Incentive Fee was zero.

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

Included in accounts payable and accrued expenses is $752 and $507 as of September 30, 2013 and 2012, respectively, for accrued allocated shared services under the Administration Agreement. The administrative service fee expense under the Administration Agreement for the years ended September 30, 2013, 2012 and 2011 was $2,625, $1,713 and $837, respectively.

Other related party transactions:  The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies and rating agency fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Administrator during the years ended September 30, 2013, 2012 and 2011 were $970, $466 and $345, respectively.

As of September 30, 2013 and 2012, included in accounts payable and accrued expenses were $323 and $40, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

Note 4. Investments

Investments consisted of the following:

	September 30, 2013			September 30, 2012
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$301,613	$297,808	$296,158	$280,579	$275,736	$273,989
One stop	558,140	549,855	554,523	267,393	262,876	265,705
Second lien(1)	113,098	111,701	112,873	44,856	43,348	44,367
Subordinated debt	24,596	24,375	22,552	68,859	67,815	67,424
Investment in SLF(2)	4,140	4,731	4,834	N/A	N/A	N/A
Equity	N/A	29,491	33,705	N/A	20,066	21,425
Total	$1,001,587	$1,017,961	$1,024,645	$661,687	$669,841	$672,910

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

(1)	Second lien loans include loans structured as first lien, last out term loans.
(2)	The investment in SLF includes the Company's investments in both subordinated notes and LLC equity interests in Senior Loan Fund LLC (“SLF”). The Company holds subordinated notes of SLF with a par value of $4,140, a cost basis of $4,140 and a fair value of $4,066. The Company holds LLC interests in SLF with a cost basis of $591 and a fair value of $768. The proceeds from the notes and LLC interests were applied to co-investments with United Insurance Company of America (“United Insurance”) to fund investments in debt securities that generally are secured by a first lien on some or all of the issuer's assets, including traditional senior debt and any related revolving credit facility or similar facility.

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

	September 30, 2013		September 30, 2012
Cost:
United States
Mid-Atlantic	$119,950	11.8%	$76,509	11.5%
Midwest	298,567	29.3	152,119	22.7
West	172,066	16.9	120,228	17.9
Southeast	261,948	25.7	178,316	26.6
Southwest	94,301	9.3	84,424	12.6
Northeast	68,319	6.7	54,927	8.2
Canada	2,810	0.3	3,318	0.5
Total	$1,017,961	100.0%	$669,841	100.0%
Fair Value:
United States
Mid-Atlantic	$118,237	11.6%	$72,671	10.8%
Midwest	302,154	29.5	152,527	22.6
West	172,168	16.8	122,371	18.2
Southeast	266,831	26.0	181,398	27.0
Southwest	95,608	9.3	85,633	12.7
Northeast	69,647	6.8	56,367	8.4
Canada	—	—	1,943	0.3
Total	$1,024,645	100.0%	$672,910	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

The industry compositions of the portfolio at cost and fair value were as follows:

	September 30, 2013		September 30, 2012
Cost:
Aerospace and Defense	$14,789	1.5%	$8,715	1.3%
Automobile	44,048	4.4	23,199	3.5
Banking	1,288	0.2	1,329	0.2
Beverage, Food and Tobacco	110,138	10.8	49,685	7.4
Broadcasting and Entertainment	—	—	3,969	0.6
Buildings and Real Estate	3,338	0.3	7,391	1.1
Cargo Transport	1,950	0.2	1,667	0.2
Chemicals, Plastics and Rubber	6,622	0.7	8,920	1.3
Containers, Packaging and Glass	40,729	4.0	4,451	0.7
Diversified Conglomerate Manufacturing	59,445	5.8	40,923	6.1
Diversified Conglomerate Service	143,850	14.1	74,781	11.2
Diversified Natural Resources, Precious Metals and Minerals	—	—	4,482	0.7
Electronics	60,428	5.9	63,142	9.4
Farming and Agriculture	3,798	0.4	2,782	0.4
Finance	22,591	2.2	14,363	2.2
Grocery	18,063	1.8	—	—
Healthcare, Education and Childcare	152,778	15.0	124,758	18.6
Home and Office Furnishings, Housewares and Durable Consumer	5,437	0.5	6,230	0.9
Insurance	10,568	1.0	—	—
Investment Funds and Vehicles	4,731	0.5	—	—
Leisure, Amusement, Motion Pictures and Entertainment	62,057	6.1	39,659	5.9
Mining, Steel, Iron and Non-Precious Metals	5,479	0.5	8,737	1.3
Oil and Gas	1,349	0.1	—	—
Personal and Non-Durable Consumer Products	24,208	2.4	20,509	3.1
Personal, Food and Miscellaneous Services	31,742	3.1	12,427	1.9
Personal Transportation	17,006	1.7	44,159	6.6
Printing and Publishing	3,359	0.3	12,323	1.8
Retail Stores	153,198	15.0	83,165	12.4
Telecommunications	10,802	1.1	2,984	0.4
Utilities	4,170	0.4	5,091	0.8
Total	$1,017,961	100.0%	$669,841	100.0%
Fair Value:
Aerospace and Defense	$14,707	1.4%	$8,969	1.3%
Automobile	45,737	4.4	23,567	3.5
Banking	62	—	521	0.1
Beverage, Food and Tobacco	112,755	11.0	50,686	7.5
Broadcasting and Entertainment	—	—	3,992	0.6
Buildings and Real Estate	2,202	0.2	6,266	0.9
Cargo Transport	2,003	0.2	1,686	0.3
Chemicals, Plastics and Rubber	6,772	0.7	9,070	1.3
Containers, Packaging and Glass	41,015	4.0	4,508	0.7
Diversified Conglomerate Manufacturing	60,488	5.9	41,583	6.2
Diversified Conglomerate Service	145,162	14.2	76,002	11.3
Diversified Natural Resources, Precious Metals and Minerals	—	—	4,593	0.7
Electronics	61,103	6.0	64,398	9.6
Farming and Agriculture	3,838	0.4	2,814	0.4
Finance	20,976	2.0	10,779	1.6
Grocery	18,154	1.8	—	—
Healthcare, Education and Childcare	155,426	15.2	126,518	18.8
Home and Office Furnishings, Housewares and Durable Consumer	4,746	0.5	6,138	0.9
Insurance	10,713	1.0	—	—
Investment Funds and Vehicles	4,834	0.5	—	—

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

	September 30, 2013		September 30, 2012
Leisure, Amusement, Motion Pictures and Entertainment	58,314	5.7	38,925	5.8
Mining, Steel, Iron and Non-Precious Metals	5,506	0.5	8,845	1.3
Oil and Gas	1,348	0.1	—	—
Personal and Non-Durable Consumer Products	24,646	2.4	20,383	3.0
Personal, Food and Miscellaneous Services	32,288	3.2	44,746	6.6
Personal Transportation	17,488	1.7	12,652	1.9
Printing and Publishing	3,456	0.3	12,435	1.8
Retail Stores	155,860	15.2	84,637	12.6
Telecommunications	10,828	1.1	3,033	0.5
Utilities	4,218	0.4	5,164	0.8
Total	$1,024,645	100.0%	$672,910	100.0%

Senior Loan Fund:

Effective May 31, 2013, the Company entered an agreement to co-invest with United Insurance Company of America (“United Insurance”) through Senior Loan Fund LLC (“SLF”), an unconsolidated Delaware LLC, primarily in senior secured loans of middle market companies. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of representatives of the Company and United Insurance (with approval from a representative of each required). SLF is capitalized with subordinated notes and LLC interest subscriptions from the Company and United Insurance. The Company has committed to fund $87,500 of subordinated notes and United Insurance has committed to fund $12,500 of subordinated notes.

As of September 30, 2013, SLF had commitments of $100,000 of subordinated notes, of which approximately $4,732 in aggregate principal amount, was funded at September 30, 2013. There were no commitments outstanding as of September 30, 2012 as SLF did not commence operations until May 2013. As of September 30, 2013, the Company’s investment in SLF consisted of subordinated notes of $4,140, and LLC interests of $592. As of September 30, 2013, United Insurance’s investment in SLF consisted of subordinated notes of $592 and LLC interests of $84. As of September 30, 2013, the Company and United Insurance owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC interests.

As of September 30, 2013, SLF had total assets at fair value of $13,821. As of September 30, 2013, SLF’s portfolio was comprised of six first lien senior secured loans and three revolving credit loans to U.S. middle market companies and none of these loans was on non-accrual status. The portfolio companies in SLF are in industries similar to those in which the Company may invest directly. SLF did not commence operations until May 2013 and had no assets outstanding as of September 30, 2012.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of September 30, 2013:

As of September 30, 2013
Senior secured loans(1)	$13,677
Weighted average current interest rate on senior secured loans(2)	5.9%
Number of borrowers in SLF	4
Largest loan to a single borrower(1)	$8,313
Total of five largest loans to borrowers(1)	$13,620

(1)	At principal amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal Amount
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	7/20/2019	5.8%		$8,313
SoftWriters, Inc.	Diversified/Conglomerate Service	Senior Loan	9/12/2018	6.5		1,578
SoftWriters, Inc.	Diversified/Conglomerate Service	Senior Loan	9/12/2018	N/A	(2)	—
SoftWriters, Inc.	Diversified/Conglomerate Service	Senior Loan	9/12/2018	N/A	(2)	—
Take 5 Oil Change, L.L.C.(3)	Automobile	Senior Loan	7/12/2018	6.3		1,445
Take 5 Oil Change, L.L.C.(3)	Automobile	Senior Loan	7/12/2018	6.3		57
U.S. Water Services, Inc.	Utilities	Senior Loan	8/23/2018	5.5		2,218
U.S. Water Services, Inc.	Utilities	Senior Loan	8/23/2018	5.5		66
U.S. Water Services, Inc.	Utilities	Senior Loan	8/23/2018	N/A	(2)	—
						$13,677

(1)	Represents the weighted average annual current interest rate as of September 30, 2013. All interest rates are payable in cash.
(2)	The entire commitment was unfunded at September 30, 2013. As such, no interest is being earned on this investment.
(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

The amortized cost and fair value of the subordinated notes held by the Company was $4,140 and $4,066, respectively, as of September 30, 2013. We did not hold any subordinated notes as of September 30, 2012. The subordinated notes pay a weighted average interest rate of three month LIBOR plus 4.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the underlying loan portfolio. This may result in a return to the holders of the subordinated notes that is greater than both the contractual coupon on the subordinated notes as well as the weighted average current interest rate on SLF’s portfolio of 5.9% at September 30, 2013. For the year ended September 30, 2013, the Company earned interest income of $23 on the subordinated notes.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

Below is certain summarized financial information for SLF as of and for the year ended September 30, 2013:

As of September 30, 2013
Selected Balance Sheet Information, at fair value
Investments in loans receivable, net of discount for loan origination fees	$13,666
Cash and other assets	155
Total assets	$13,821
Payable for open trades	$8,259
Other liabilities	37
Total liabilities	$8,296
Subordinated notes and members' equity	5,525
Total liabilities and members' capital	$13,821
Selected Statement of Operations Information:
Total revenues	$44
Total expenses	$36
Net change in unrealized appreciation on investments and subordinated notes	$195
Net increase in net assets	$203

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is a company in which the Company owns more than 25% of its voting securities. Transactions related to our investments with both controlled and non-controlled affiliates for the year ended September 30, 2013 were as follows:

Portfolio Company	Fair value at September 30, 2012	Purchases (cost)	Redemptions (cost)	Sales (cost)	Discount accretion	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair value at September 30, 2013	Interest income	Dividend income
Controlled Affiliates
Senior Loan Fund LLC*	$—	$4,731	$—	$—	$—	$—	$103	$4,834	$23	$—
Non-Controlled Affiliates
Barcelona Restaurants, LLC	7,502	978	(256)	—	25	—	(24)	8,225	603	—
Total Controlled and
Non-Controlled Affiliates	$7,502	$5,709	$(256)	$—	$25	$—	$79	$13,059	$626	$—

*	Together with United Insurance, the Company co-invests through SLF. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of representatives of the Company and United Insurance (with approval from a representative of each required). Therefore, although the Company owns more than 25% of the voting securities of SLF (even though these “voting securities” do not afford the Company the right to elect directors of SLF or any other special rights), the Company does not believe that it has control over SLF for purposes of the 1940 Act or otherwise.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among level 1, 2 and 3 of the fair value hierarchy for investments during the years ended September 30, 2013, 2012 and 2011. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Level 1 assets and liabilities are valued using quoted market prices. Level 2 assets and liabilities are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 assets and liabilities are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuations of debt and equity securities without readily available market quotations subject to review by an independent valuation firm. All assets and liabilities as of September 30, 2013 and 2012, other than cash and cash equivalents, were valued using Level 3 inputs of the fair value hierarchy.

When valuing Level 3 debt and equity investments and secured borrowing liabilities, the Company may take into account the following factors, where relevant, in determining the fair value of the investments: the enterprise value of a portfolio company, the nature and realizable valuable of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Fair Value Measurements  – (continued)

portfolio company does business, comparisons to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors.

In addition, for certain debt and equity investments and secured borrowing liabilities, the Company may base its valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept for an investment. The Company generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

On April 11, 2012, the Company terminated its TRS with Citibank. The referenced portfolio of loans of the TRS was valued by Citibank. Citibank based its valuation on the indicative bid prices provided by an independent third party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations were sent to the Company and its Board for review and testing. The Board reviewed and approved the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of its quarterly determination of net asset value. For additional disclosures on the Company’s TRS, refer to Note 8 — Derivative Instruments.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Fair Value Measurements  – (continued)

The following table presents fair value measurements of the Company’s investments and secured borrowing liabilities and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

As of September 30, 2013:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$990,940	$990,940
Equity investments(1)	—	—	34,473	34,473
Total Assets:	$—	$—	$1,024,645	$1,024,645
Secured borrowings:	$—	$—	$8,809	$8,809

As of September 30, 2012:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$651,485	$651,485
Equity investments(1)	—	—	21,425	21,425
	$—	$—	$672,910	$672,910

(1)	Refer to the consolidated schedules of investments for further details.

The net change in unrealized appreciation (depreciation) for the years ended September 30, 2013, 2012 and 2011 reported within the net change in unrealized appreciation (depreciation) on investments and the net change in unrealized appreciation (depreciation) on derivative instruments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held at the end of year was $7,154, $474 and $426, respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Fair Value Measurements  – (continued)

The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the years ended September 30, 2013 and 2012:

	Year ended September 30, 2013			Year ended September 30, 2013
	Debt Investments	Equity Investments	Total Investments	Secured borrowings
Fair value, beginning of period	$651,485	$21,425	$672,910	$—
Net change in unrealized appreciation on investments	585	3,029	3,614	—
Net change in unrealized appreciation on secured borrowings	—	—	—	126
Realized gain/(loss) gain on investments	(1,402)	39	(1,363)	—
Fundings of revolving loans, net	7,883	—	7,883	—
Fundings of investments	657,766	11,486	669,252	—
PIK interest	908	—	908	—
Proceeds from principal payments and sales of portfolio investments	(334,648)	(1,506)	(336,154)	—
Proceeds from secured borrowings	—	—	—	12,481
Repayments on secured borrowings	—	—	—	(3,802)
Amortization of discount and premium	7,595	—	7,595	4
Fair value, end of period	$990,172	$34,473	$1,024,645	$8,809

	Year ended September 30, 2012
	Debt Investments	Equity Investments	Derivative instruments(1)	Total
Fair value, beginning of period	$450,437	$9,390	$(1,845)	$457,982
Net change in unrealized appreciation (depreciation) on investments and derivative instruments	3,407	1,863	1,845	7,115
Realized (loss) gain on investments and derivative instruments	(4,979)	(488)	3,854	(1,613)
Fundings of revolving loans, net	3,228	—	—	3,228
Fundings of investments	383,629	11,929	—	395,558
PIK Interest	914	—	—	914
Proceeds from principal payments and sales of portfolio investments	(190,240)	(1,269)	—	(191,509)
Proceeds from derivative instruments(1)	—	—	(3,854)	(3,854)
Amortization of discount and premium	5,089	—	—	5,089
Fair value, end of period	$651,485	$21,425	$—	$672,910

(1)	Refer to Note 8 for additional disclosures.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Fair Value Measurements  – (continued)

The following tables present quantitative information about the significant unobservable inputs of the Company’s level 3 investments and secured borrowings as of September 30, 2013 and 2012.

Quantitative information about Level 3 Fair Value Measurements
	Fair value at September 30, 2013	Valuation Techniques	Unobservable Input		Range (Weighted Average)
Assets:
Senior secured loans(1)(2)	$266,294	Market comparable companies	EBITDA multiples	(3)	5.0x - 13.5x (8.6x)
			Revenue multiples	(3)	3.2x - 7.0x (4.9x)
		Market rate approach	Market interest rate		5.3% - 28.8% (7.9%)
Subordinated Notes of SLF	$4,066	Discounted cash flow analysis	Discount rate		5.3%
One stop loans(4)(5)	$511,630	Market comparable companies	EBITDA multiples		6.5x - 18.4x (9.1x)
		Market rate approach	Market interest rate		5.8% - 15.3% (8.7%)
Subordinated and second lien loans(6)	$107,156	Market comparable companies	EBITDA multiples		7.0x - 16.5x (9.2x)
		Market rate approach	Market interest rate		8.0% - 21.0% (11.7%)
Equity securities(7)	$33,704	Market comparable companies	EBITDA multiples		6.0x - 29.1x (9.8x)
Liabilities:
Secured borrowings	$8,809	Market comparable companies	EBITDA multiples		8.5x
		Market rate approach	Market interest rate		7.0% - 7.8% (7.1%)

(1)	Excludes $27,773 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(2)	Excludes $2,089 of loans at fair value, which the Company valued on a liquidation basis.
(3)	The Company valued $232,719 and $33,575 of senior secured loans using EBITDA and revenue multiples, respectively. All senior secured loans were also valued using the market rate approach.
(4)	Excludes $39,924 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(5)	Excludes $2,971 of non-accrual loans at fair value, which the Company valued on a liquidation basis.
(6)	Excludes $28,269 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(7)	Excludes $769 of equity investments at fair value, which the Company valued using the net asset value of the equity investment.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Fair Value Measurements  – (continued)

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

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities and secured borrowing liabilities are earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, revenue multiples and market interest rates. The Company uses EBITDA multiples, and to a lesser extent revenue multiples, on its loans and equity securities and secured borrowing liabilities to determine any credit gains or losses. Significant increases or decreases in either of these inputs in isolation would result in a significantly lower or higher fair value measurement. The Company uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield is significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan may be lower.

The following are the carrying values and fair values of the Company’s debt as of September 30, 2013 and 2012. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of September 30, 2013		As of September 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$412,100	$403,619	$352,300	$358,046

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of September 30, 2013, the Company’s asset coverage for borrowed amounts was 373.2%.

Debt Securitization:  On July 16, 2010, the Company completed a $300,000 term debt securitization (“Debt Securitization”). The notes (“Notes”) offered in the Debt Securitization were issued by the Issuer, a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A Notes and Class B Notes are secured by the assets held by the Issuer. The Debt Securitization was executed through a private placement of $174,000 of Aaa/AAA Class A Notes of the Issuer which, as amended, bear interest at three-month LIBOR plus 1.74%. The $10,000 face amount of Class B Notes bears interest at a rate of three-month LIBOR plus 2.40%, and the $116,000 face amount of Subordinated Notes does not bear interest. In partial consideration for the loans transferred to the Issuer as part of the Debt Securitization, Holdings retained all of the Class B and Subordinated Notes totaling $10,000 and $116,000, respectively, and all of the membership interests in the Issuer, which Holdings initially purchased for two hundred and fifty dollars. On February 15, 2013, the Company amended the Debt Securitization to issue an additional $29,000 in Class A Notes, $2,000 in Class B Notes and $19,000 in Subordinated Notes. The additional Class A Notes of the Issuer were sold through a private placement and the additional Class B Notes and additional Subordinated Notes were retained by Holdings. The Class A Notes are included in the September 30, 2013 and 2012 consolidated statements of financial condition as debt of the Company. The Class B Notes and the Subordinated Notes are eliminated in consolidation.

Through July 20, 2015, all principal collections received on the underlying collateral may be used by the Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the Debt Securitization over this period. The Notes are scheduled to mature on July 20, 2023. As part of the Debt Securitization, the Company entered into a master loan sale agreement with Holdings and the Issuer under which the Company agreed to sell or contribute certain senior secured and second lien loans (or participation interests therein) to Holdings, and Holdings agreed to sell or contribute such loans (or participation interests therein) to the Issuer and to purchase or otherwise acquire subordinated notes issued by the Issuer. The Notes are the secured obligations of the Issuer, and an indenture governing the Notes includes customary covenants and events of default.

The Investment Adviser serves as collateral manager to the Issuer under a collateral management agreement and receives a fee for providing these services. The total fees payable by the Company under its Investment Advisory Agreement are reduced by an amount equal to the total fees that are paid to the Investment Adviser by the Issuer for rendering such collateral management services.

As of September 30, 2013 and 2012, there were 91 and 81 portfolio companies with a total fair value of $343,166 and $290,097, respectively, securing the Notes. The pool of loans in the Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Borrowings  – (continued)

The interest charged under the Debt Securitization is based on three-month LIBOR, which as of September 30, 2013 was 0.3%. For the years ended September 30, 2013, 2012 and 2011, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Debt Securitization were as follows:

	For the year ended September 30,
	2013	2012	2011
Stated interest expense	$4,393	$5,063	$4,970
Amortization of debt issuance costs	588	633	636
Total interest and other debt financing expenses	$4,981	$5,696	$5,606
Cash paid for interest expense	$4,597	$4,990	$5,201
Average stated interest rate	2.3%	2.9%	2.9%
Average outstanding balance	$192,115	$174,000	$174,000

The classes, amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A Notes are as follows:

Description	Class A Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$203,000
Moody’s Rating	“Aaa”
S&P Rating	“AAA”
Interest Rate	LIBOR + 1.74%
Stated Maturity	July 20, 2023

SBA Debentures:  On August 24, 2010, GC SBIC IV, L.P (“SBIC IV”)., a wholly owned subsidiary of the Company, received approval for a license from the SBA to operate as an SBIC. On December 5, 2012, GC SBIC V, L.P. (“SBIC V”), a wholly owned subsidiary of the Company, received a license from the SBA to operate as an SBIC. SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which it may invest as well as the structures of those investments.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225,000 and the maximum amount that may be issued by a single SBIC licensee is $150,000. As of September 30, 2013, SBIC IV and SBIC V had $146,250 and $33,250 of outstanding SBA-guaranteed debentures, respectively, leaving incremental borrowing capacity of $3,750 and $41,750 for SBIC IV and SBIC V, respectively, under present SBIC regulations. As of September 30, 2012, SBIC IV had $123,500 of outstanding SBA-guaranteed debentures.

SBIC IV and SBIC V may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of September 30, 2013, the Company had committed and funded $75,000 to SBIC IV and SBIC IV had SBA-guaranteed debentures of $146,250 outstanding which mature between March 2021 and September 2023. As of September 30, 2013, the Company had committed $37,500 and funded $19,050 to SBIC V, and SBIC V had SBA-guaranteed debentures of $33,250 outstanding which mature between September 2023 and March 2024.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Borrowings  – (continued)

The interest rate on $169,500 of outstanding debentures is fixed at an average annualized interest rate of 3.6%. The annualized interim financing rate on the remaining $10,000 of outstanding debentures was 1.4% as of September 30, 2013. The interest rate on the $10,000 of interim outstanding debentures will be fixed at the next pooling date which is March 26, 2014. For the years ended September 30, 2013, 2012 and 2011, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the year ended September 30,
	2013	2012	2011
Stated interest expense	$4,673	$3,328	$656
Amortization of debt issuance costs	701	501	161
Total interest and other debt financing expenses	$5,374	$3,829	$817
Cash paid for interest expense	$4,581	$3,121	$550
Average stated interest rate	3.2%	3.1%	2.4%
Average outstanding balance	$144,671	$108,718	$27,235

Revolving Credit Facility:  On July 21, 2011, Funding, a wholly owned subsidiary of the Company, entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which as of September 30, 2013 allowed Funding to borrow up to $100,000 at any one time outstanding.

On October 31, 2013, the Company and Funding amended the Credit Facility to, among other things, increase the size of the Credit Facility from $100,000 to $250,000, extend the expiration of the reinvestment to October 21, 2014, during which period Funding, subject to certain conditions, may make borrowings under the facility, and extend the stated maturity date from October 20, 2017 to October 22, 2018. Refer to Note 15 for additional disclosures.

Through the reinvestment period, the Credit Facility bears interest at one-month LIBOR plus 2.25% per annum. After the reinvestment period, the rate will reset to LIBOR plus 2.75% per annum for the remaining term of the Credit Facility. In addition to the stated interest expense on the Credit Facility, the Company is required to pay a non-usage fee rate between 0.50% and 2.00% per annum depending on the size of the unused portion of the Credit Facility. On March 8, 2013, the Company received a one-time interest expense credit of $125.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Borrowings  – (continued)

As of September 30, 2013 and 2012, the Company had outstanding debt under the Credit Facility of $29,600 and $54,800, respectively. For the years ended September 30, 2013 and 2012, the Company had borrowings on the Credit Facility of $291,350 and $116,117 and repayments on the Credit Facility of $316,550 and $63,700, respectively. For the years ended September 30, 2013, 2012 and 2011, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the year ended September 30,
	2013	2012	2011
Stated interest expense	$1,014	$611	$1
Facility fees	440	324	75
Amortization of debt issuance costs	535	321	51
Total interest and other debt financing expenses	$1,989	$1,256	$127
Cash paid for interest expense	$1,456	$890	$52
Average stated interest rate	2.4%	2.5%	2.5%
Average outstanding balance	$42,057	$24,251	$59

The average total debt outstanding (including the debt under the Debt Securitization, SBA debentures and Credit Facility) for the years ended September 30, 2013, 2012 and 2011 was $378,843, $306,969 and $201,294, respectively.

For the years ended 2013, 2012 and 2011, the effective average annual interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding was 3.3%, 3.5% and 3.3%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2013 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt Securitization	$203,000	$—	$—	$—	$203,000
SBA debentures	179,500	—	—	—	179,500
Credit Facility(1)	29,600	—	—	29,600	—
Total borrowings	$412,100	$—	$—	$29,600	$382,500

(1)	Effective October 31, 2013, the stated maturity date on the Credit Facility was extended to October 22, 2018. Refer to Note 15. Subsequent Events for additional disclosures.

Secured Borrowings:  Certain partial loan sales do not qualify for sale accounting under ASC Topic 860 because these sales do not meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the consolidated statement of financial condition and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statement of financial condition. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the consolidated statement of operations.

As of September 30, 2013, the Company recognized secured borrowings at fair value of $8,809 and the fair value of the loans that are associated with these secured borrowings was $27,213. These secured borrowings were the result of the Company’s completion of partial loan sales of one stop loans associated with a single portfolio company totaling $7,903 during the year ended September 30, 2013, that did not meet the definition

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Borrowings  – (continued)

of a “participating interest”. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the year ended September 30, 2013, there were net fundings on revolving secured borrowings totaling $841 and repayments on secured borrowings totaled $65. For the year ended September 30, 2013, the effective average interest rate on secured borrowings, which includes amortization of original issuance costs, was 5.7%, interest expense was $79 and amortization of original issue discount was $4. There were no such partial loan sales during the years ended September 30, 2012 and 2011.

Note 8. Derivative Instruments

The Company had sold or terminated all of its derivative instruments as of September 30, 2012. The following table summarizes realized and unrealized gains and losses on derivative instruments recorded by the Company for the years ended September 30, 2012 and 2011 and the location on the consolidated statements of operations:

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

Total return swap:  On April 11, 2012, Golub Capital Master Funding LLC (“GCMF”), a wholly owned subsidiary of the Company, terminated the TRS that it had entered into with Citibank.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8. Derivative Instruments  – (continued)

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

Upon termination, cash collateral of $19,912 that had secured the obligations to Citibank under the TRS was returned to the Company and was used to fund new middle market debt and equity investments.

Note 9. Federal Income Tax Matters

The Company has elected to be treated as a RIC under Subchapter M of the Code, and as a result must distribute substantially all of its respective net taxable income. Accordingly, no provision for federal income tax has been made in the financial statements.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9. Federal Income Tax Matters  – (continued)

The following differences were reclassified for tax purposes for the years ended September 30, 2013, 2012 and 2011:

	Years ended September 30,
	2013	2012	2011
Decrease in Paid in Capital in Excess of Par	$(4,858)	$(1,111)	$—
Increase in Capital Distribution in Excess of Net Investment Income	3,377	4,425	40
Increase/(decrease) in Net Realized Gain (Loss) on Investments and Derivative Instruments	1,481	(3,314)	(40)

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the recently enacted Regulated Investment Company Modernization Act of 2010, capital losses incurred by us after September 30, 2011 will not be subject to expiration. As of September 30, 2013, the Company estimates that it will have a capital loss carryforward of approximately $3,497 available for use in subsequent tax years. Because of loss limitation rules of the Code, some of the tax basis capital losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations.

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended September 30, 2013, 2012 and 2011:

	Years ended September 30,
	2013	2012	2011
Net increase in net assets resulting from operations	$46,520	$31,760	$21,339
Net change in unrealized (appreciation) depreciation on investments	(3,614)	(5,270)	1,528
Net change in unrealized (appreciation) depreciation on derivative instruments	—	(1,986)	1,986
Net change in unrealized (appreciation) depreciation on secured borrowings	126	—	—
Other income not currently taxable	(2,245)	(377)	—
Other income for tax but not book	463	39	660
Other deductions/losses for tax not book	—	—	(181)
Other realized gain/loss differences	(4,142)	6,095	—
Capital loss carryforward	3,497	—	(40)
Taxable income before deductions for distributions	$40,605	$30,261	$25,292

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9. Federal Income Tax Matters  – (continued)

The tax character of distributions paid during the years ended September 30, 2013, 2012 and 2011 were as follows:

	Years ended September 30,
	2013	2012	2011
Ordinary Income	$40,605	$30,484	$23,254
Long-Term Capital Gains	—	—	1,815
Return of Capital	4,789	1,072	—

The tax basis components of distributable earnings / (accumulated losses) and reconciliation to accumulated earnings / (deficit) on a book basis for the years ended September 30, 2013, 2012 and 2011 were as follows:

	As of September 30,
	2013	2012	2011
Undistributed ordinary income – tax basis	$—	$—	$223
Net unrealized appreciation (depreciation) on investments and derivatives	13,345	6,084	(1,998)
Other temporary differences	(824)	—	—
Post-October losses deferred	(3,500)	(6,545)	—
Capital loss carry forward	(3,497)	—	—
Total accumulated earnings (deficit) - book basis	$5,524	(461)	(1,775)

As of September 30, 2013, the Federal tax cost of investments was $1,013,842 resulting in estimated gross unrealized gains and losses of $24,203 and $13,401, respectively.

The differences between the components of distributable earnings on a tax basis and the amounts reflected in the consolidated statements of changes in net assets are primarily due to temporary book-tax differences that will reverse in a subsequent period.

Note 10. Commitments and Contingencies

Commitments:  The Company had outstanding commitments to fund investments totaling $76,269 and $56,547 under various undrawn revolvers and other credit facilities as of September 30, 2013 and 2012, respectively.

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

Concentration of credit and counterparty risk:  Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company was engaged and, in the

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10. Commitments and Contingencies  – (continued)

future, may engage again in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on its derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

Legal proceedings:  In the normal course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any disposition will have a material adverse effect on the Company’s consolidated financial statements.

Note 11. Financial Highlights

The financial highlights for the Company are as follows:

	Years ended September 30,
Per share data(1):	2013	2012	2011	2010		2009
Net asset value at beginning of period	$14.60	$14.56	$14.71	N/A	(5)	N/A	(5)
Net increase in net assets as a result of public offering	0.57	0.04	0.06	N/A	(5)	N/A	(5)
Costs related to public offering	(0.03)	(0.03)	(0.04)	N/A	(5)	N/A	(5)
Dividends and distributions declared	(1.28)	(1.28)	(1.27)	N/A	(5)	N/A	(5)
Net investment income	1.29	1.15	1.16	N/A	(5)	N/A	(5)
Net realized (loss) gain on investments	(0.04)	(0.23)	0.11	N/A	(5)	N/A	(5)
Net realized gain on derivative instruments	—	0.09	—	N/A	(5)	N/A	(5)
Net change in unrealized appreciation (depreciation) on investments	0.10	0.22	(0.08)	N/A	(5)	N/A	(5)
Net change in unrealized appreciation (depreciation) on derivative instruments	—	0.08	(0.09)	N/A	(5)	N/A	(5)
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	N/A	(5)	N/A	(5)
Net asset value at ending of period	$15.21	$14.60	$14.56	$14.71		N/A	(4)
Per share market value at end of period	$17.32	$15.90	$14.85	$15.30		N/A	(5)
Total return based on market value(2)	16.98%	15.69%	5.36%	N/A	(5)	N/A	(5)
Total return based on average net asset value/members’ equity	9.03%	8.86%	7.30%	14.33%		29.57%
Shares outstanding at end of period	43,282,932	25,688,101	21,733,903	17,712,444		N/A	(5)
Ratios/Supplemental Data:
Ratio of expenses (without incentive fees) to average net assets/members’ equity	5.73%	6.63%	5.47%	5.31%		11.61%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Financial Highlights  – (continued)

	Years ended September 30,
Per share data(1):	2013	2012	2011	2010	2009
Ratio of incentive fees to average net assets/members’ equity(3),(4)	1.91%	1.74%	0.12%	0.03%	N/A
Ratio of total expenses to average net assets/members’ equity(3),(4)	7.65%	8.37%	5.59%	5.34%	11.61%
Ratio of net investment income to average net assets/members’ equity	8.62%	7.78%	7.80%	12.79%	37.64%
Net assets at end of period	$658,236	$375,129	$316,549	$260,541	$92,752
Average debt outstanding	$378,843	$306,969	$201,294	$213,793	$305,440
Average debt outstanding per share	$8.75	$11.95	$9.26	$12.07	N/A (5)
Asset coverage ratio(6)	373.20%	263.20%	278.60%	243.00%	N/A
Portfolio turnover	40.05%	32.55%	56.90%	44.73%	30.20%

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return based on market value assumes dividends are reinvested.
(3)	During the year ended September 30, 2012, the Investment Adviser irrevocably waived $647 of incentive fees attributable to the TRS. Had the Investment Adviser not waived these fees, the annualized ratio of incentive fees to average net assets and the annualized ratio of total expenses to average net assets would have been 1.92% and 8.55%, respectively, for the year ended September 30, 2012.
(4)	During the year ended September 30, 2013, the Investment Adviser irrevocably waived $250 of incentive fees. Had the Investment Adviser not waived these fees, the annualized ratio ofincentive fees to average net assets and the annualized ratio of total expenses to average net assets would have been 1.96% and 7.69%, respectively, for the year ended September 30, 2013.
(5)	Per share data are not provided as the Company did not have shares of common stock outstanding or an equivalent prior to the Offering on April 14, 2010.
(6)	In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage.

Note 12. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2013, 2012 and 2011:

	Years ended September 30,
	2013	2012	2011
Earnings available to stockholders	$46,520	$31,760	$21,339
Basic and diluted weighted average shares outstanding	34,466,923	24,271,251	19,631,797
Basic and diluted earnings per share	$1.35	$1.31	$1.09

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 13. Public Offerings

The following table summarizes the total shares issued and proceeds received net of underwriting and offering costs in public offerings of the Company’s common stock for the years ended September 30, 2013, 2012 and 2011:

	Shares issued	Offering price per share	Proceeds net of underwriting discounts and offering costs
Fiscal year 2011 offering	3,953,257	$15.75	$58,610
Fiscal year 2012 offering	3,825,000	$15.35	$56,467
Fiscal year 2013 offerings	17,466,382	Various	$279,909

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

On August 6, 2012, GBDC announced an At the Market (“ATM”) program to sell up to $50 million of shares of its common stock over a one year time period. No shares were sold under the ATM program.

On October 16, 2012, GBDC priced a public offering of 2,600,000 shares of its common stock at a public offering price of $15.58 per share. On November 14, 2012, the Company sold an additional 294,120 shares of its common stock at a public offering price of $15.58 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

On January 15, 2013, GBDC priced a public offering of 4,500,000 shares of its common stock at a public offering price of $15.87 per share. On February 20, 2013, the Company sold an additional 622,262 shares of its common stock at a public offering price of $15.87 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

On May 7, 2013, GBDC priced a public offering of 6,000,000 shares of its common stock at a public offering price of $17.47 per share.

On September 12, 2013, GBDC priced a public offering of 3,000,000 shares of its common stock at a public offering price of $16.95 per share. On September 27, 2013, the Company sold an additional 450,000 shares of its common stock at a public offering price of $16.95 per share pursuant to the underwriters’ full exercise of the over-allotment option.

Note 14. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during the years ended September 30, 2013, 2012 and 2011:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Fiscal Year ended September 30, 2011
12/08/2010	12/20/2010	12/30/2010	$0.31	$5,028	25,753	$462
02/08/2011	03/18/2011	03/30/2011	$0.32	$5,375	17,779	$303

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 14. Dividends and Distributions  – (continued)

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued		DRIP Shares Value
05/03/2011	06/17/2011	06/29/2011	$0.32	$6,583	24,670		$364
08/04/2011	09/19/2011	09/28/2011	$0.32	$6,629	N/A	(1)	N/A	(1)
Fiscal Year ended September 30, 2012
12/07/2011	12/19/2011	12/29/2011	$0.32	$6,580	25,052		$375
02/02/2012	03/16/2012	03/29/2012	$0.32	$7,381	55,479		$805
05/01/2012	06/15/2012	06/29/2012	$0.32	$7,858	23,575		$347
08/02/2012	09/13/2012	09/27/2012	$0.32	$7,829	25,092		$382
Fiscal Year ended September 30, 2013
11/27/2012	12/14/2012	12/28/2012	$0.32	$8,804	23,115		$342
02/05/2013	03/14/2013	03/28/2013	$0.32	$10,370	26,914		$423
05/01/2013	06/13/2013	06/27/2013	$0.32	$12,102	37,293		$620
08/06/2013	09/13/2013	09/27/2013	$0.32	$12,046	41,127		$687

(1)	DRIP shares were purchased in the open market with an aggregate value of $325 at September 28, 2011.

Note 15. Subsequent Events

On October 14, 2013, Golub Capital BDC Revolver Funding LLC (“Revolver Funding”) was formed in the state of Delaware as a wholly owned subsidiary of the Company. On November 22, 2013, Revolver Funding entered into a $15,000 revolving line of credit (“Revolver”), which may be increased to an amount not to exceed $30,000, with The PrivateBank and Trust Company (“PrivateBank”) that matures on November 22, 2019. The Revolver bears an interest rate of either LIBOR plus 3.50% per annum or PrivateBank’s prime rate plus 1.50% per annum through November 22, 2014 and LIBOR plus 2.50% per annum or PrivateBank’s prime rate plus 0.50% per annum for the period subsequent to November 22, 2014. The Revolver is secured by all of the assets held by Revolver Funding. Both the Company and Revolver Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Revolver is subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended. In addition, the Company pays a fee of 0.25% per annum on any unused portion of the Revolver.

On October 31, 2013, Funding entered into an amendment (the “Credit Facility Amendment”) to the documents governing Funding’s Credit Facility with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender. The Credit Facility Amendment was effective as of October 31, 2013. The Credit Facility Amendment, among other things, (a) increased the size of the Credit Facility from $100 million to $250 million, (b) extended the expiration of the revolving period to October 21, 2014, during which period Funding, subject to certain conditions, may make borrowings under the facility and (c) extended the stated maturity date from October 20, 2017 to October 22, 2018.

On November 15, 2013, Holdings sold the $12,000 of Class B Notes of the Debt Securitization and on November 20, 2013, the transaction closed and proceeds of $11,999 were received. Following the sale, the Class B Notes will no longer be eliminated in consolidation and will be included on the consolidated statement of financial condition.

On November 26, 2013, the Company’s Board declared a quarterly dividend of $0.32 per share payable on December 27, 2013 to holders of record as of December 17, 2013.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 16. Selected Quarterly Financial Data (Unaudited)

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Total investment income	$22,816	$22,268	$20,096	$18,594
Net investment income	12,424	12,000	10,394	9,577
Net gain (loss) on investments	(130)	656	1,857	(258)
Net increase (decrease) in net assets resulting from operations	12,294	12,656	12,251	9,319
Earnings per share	0.31	0.34	0.38	0.33
Net asset value per common share at period end	$15.21	$15.12	$14.80	$14.66

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Total investment income	$16,219	$14,811	$14,352	$12,477
Net investment income	7,791	6,678	7,065	6,342
Net gain (loss) on investments	954	(1,285)	4,366	(151)
Net increase (decrease) in net assets resulting from operations	8,745	5,393	11,431	6,191
Earnings per share	0.34	0.21	0.48	0.28
Net asset value per common share at period end	$14.60	$14.58	$14.69	$14.53

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Total investment income	$10,831	$10,071	$9,111	$9,137
Net investment income	6,450	5,952	5,181	5,233
Net gain (loss) on investments	(3,469)	568	695	729
Net increase (decrease) in members’ equity/net assets resulting from operations	2,981	6,520	5,876	5,962
Earnings per share	0.14	0.31	0.33	0.34
Net asset value per common share at period end	$14.56	$14.75	$14.75	$14.74

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 17. Summarized Financial Information for SLF (Unaudited)

Provided in the table below is a statement of financial condition for SLF as of September 30, 2013 and 2012:

Senior Secured Loan Fund LLC
Statement of Financial Condition

	September 30, 2013	September 30, 2012
Assets
Investments, at fair value	$13,666	$—
Cash and cash equivalents	126	—
Interest receivable	29	—
Total Assets	$13,821	$—
Liabilities and Net Assets
Liabilities
Subordinated notes, at fair value (proceeds of $4,731 and $0, respectively)	$4,646	$—
Interest payable	27	—
Payable for open trades	8,259	—
Accounts payable and accrued expenses	10	—
Total Liabilities	12,942	—
Net Assets	879	—
Total Liabilities and Net Assets	$13,821	$—

Provided in the table below is a statement of operations for SLF for the years ending September 30, 2013, 2012 and 2011:

Senior Secured Loan Fund LLC
Statement of Financial Condition

	Years ended September 30,
	2013	2012	2011
Investment income
Interest income	$44	$—	$—
Total investment income	44	—	—
Expenses
Interest and other debt financing expenses	26	—	—
Professional fees	6	—	—
Administrative service fee	4	—	—
Total expenses	36	—	—
Net investment income	8	—	—
Net gain on investments and subordinated notes
Net unrealized appreciation (depreciation) on investments	110	—	—
Net unrealized appreciation (depreciation) on subordinated notes	85	—	—
Net gain on investments and subordinated notes	195	—	—
Net increase in net assets resulting from operations	$203	$—	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2013 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and McGladrey LLP’s Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 82.
(2)	Financial Statement Schedules — None.
(3)	Exhibits.

3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
3.2	Form of Bylaws (Incorporated by reference to Exhibit (b)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
10.1	Amended and Restated Investment Advisory Agreement between Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed on July 16, 2010).
10.2	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 5 to the Registration Statement on Form N-2, filed on April 12, 2010).
10.3	Form of Administration Agreement between Registrant and GC Service Company LLC (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
10.4	Form of Trademark License Agreement between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010).
10.5	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on May 5, 2011).
10.6	Purchase Agreement, dated July 16, 2010, by and among the Registrant, Golub Capital BDC 2010-1 Holdings LLC, Golub Capital BDC 2010-1 LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K, filed on July 16, 2010).
10.7	Master Loan Sale Agreement, dated July 16, 2010, by and between the Registrant, Golub Capital BDC 2010-1 LLC and Golub Capital BDC 2010-1 Holdings LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K, filed on July 16, 2010).
10.8	Indenture, dated July 16, 2010, by and between Golub Capital BDC 2010-1 LLC and U.S. Bank, National Association (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed on July 16, 2010).
10.9	Collateral Management Agreement, dated July 16, 2010, by and between Golub Capital BDC 2010-1 LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed on July 16, 2010).

10.10	Loan and Servicing Agreement, dated July 21, 2011, by and between the Registrant, Golub Capital BDC Funding LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on July 21, 2011).
10.11	Purchase and Sale Agreement, dated July 21, 2011, by and between the Registrant and Golub Capital BDC Funding LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on July 21, 2011).
10.12	Fourth Amendment to Loan and Servicing Agreement, dated October 21, 2012, by and between the Registrant, Golub Capital BDC Funding LLC Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on November 2, 2012).
10.13	Fifth Amendment to Loan and Servicing Agreement, dated December 13, 2012, by and among Golub Capital BDC Funding LLC, the Registrant, Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on December 17, 2012).
10.14	Supplemental Indenture No. 1, dated as of February 15, 2013, by and between Golub Capital BDC 2010-1 LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on February 19, 2013).
10.15	Sixth Amendment to Loan and Servicing Agreement, dated January 25, 2013, by and among Golub Capital BDC Funding LLC, the Registrant, the institutional lender identified therein, Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit (k)(13) to Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on May 8, 2013).
10.16	Seventh Amendment to Loan and Servicing Agreement, dated March 8, 2013, by and among Golub Capital BDC Funding LLC, the Registrant, the institutional lender identified therein, Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on March 18, 2013).
10.17	Senior Loan Fund LLC Limited Liability Company Agreement dated May 31, 2013, by and between the Registrant and United Insurance Company of America (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 7, 2013).
10.18	Eleventh Amendment to Loan and Servicing Agreement, dated October 31, 2013, by and among Golub Capital BDC Funding LLC, the Registrant, the institutional lender identified therein, Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 4, 2013).
10.19	Credit Agreement dated November 22, 2013, by and among Golub Capital BDC Revolver Funding LLC, as the borrower, Golub Capital BDC, Inc., as the services; and The PrivateBank and Trust Company as lender and administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 27, 2013).
11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).
14.1	Code of Ethics of the Registrant [(Incorporated by reference to Exhibit (r)(1) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 24, 2010)].
14.2	Code of Ethics of GC Advisors (Incorporated by reference to Exhibit (r)(2) to the Registrant’s Post-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on August 7, 2012).
21.1	List of Subsidiaries
24	Power of attorney (included on the signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. 153 TABLE OF CONTENTS
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Privacy Policy of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC, INC.
A Delaware Corporation

Date: December 3, 2013	By: /s/ David B. Golub Name: David B. Golub Title: Chief Executive Officer

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

Signature	Title	Date
/s/ David B. Golub David B. Golub	Chief Executive Officer and Director (Principal Executive Officer)	December 3, 2013
/s/ Ross A. Teune Ross A. Teune	Chief Financial Officer (Principal Financial and Accounting Officer)	December 3, 2013
/s/ Lawrence E. Golub Lawrence E. Golub	Chairman of the Board of Directors	December 3, 2013
/s/ John T. Baily John T. Baily	Director	December 3, 2013
/s/ Kenneth F. Bernstein Kenneth F. Bernstein	Director	December 3, 2013
/s/ Anita R. Rosenberg Anita R. Rosenberg	Director	December 3, 2013
/s/ William M. Webster IV William M. Webster IV	Director	December 3, 2013