Form 10-Q
period 2013-12-31
Golub Capital BDC, Inc.
filed 2014-02-06
CIK 1476765

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

As of February 6, 2014, the Registrant had 43,325,575 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

	December 31, 2013	September 30, 2013
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,144,290	$1,011,586
Non-controlled affiliate company investments	2,879	8,225
Controlled affiliate company investments	32,750	4,834
Total investments at fair value (cost of $1,166,589 and $1,017,961, respectively)	1,179,919	1,024,645
Cash and cash equivalents	31,891	16,309
Restricted cash and cash equivalents	39,792	38,408
Interest receivable	4,178	4,316
Deferred financing costs	8,884	7,742
Other assets	163	236
Total Assets	$1,264,827	$1,091,656

Liabilities
Debt	$577,200	$412,100
Secured borrowings, at fair value (proceeds of $14,164 and $8,683, respectively)	14,366	8,809
Interest payable	3,159	1,277
Management and incentive fees payable	6,751	5,579
Payable for open trades	1,657	3,677
Accounts payable and accrued expenses	1,713	1,978
Total Liabilities	604,846	433,420

Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2013 and September 30, 2013	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 43,325,575 and 43,282,932 shares issued and outstanding as of December 31, 2013 and September 30, 2013, respectively	43	43
Paid in capital in excess of par	653,427	652,669
Undistributed net investment income	2,135	2,725
Net unrealized appreciation on investments, derivative instruments and secured borrowings	15,796	9,225
Net realized loss on investments and derivative instruments	(11,420)	(6,426)
Total Net Assets	659,981	658,236
Total Liabilities and Total Net Assets	$1,264,827	$1,091,656

Number of common shares outstanding	43,325,575	43,282,932
Net asset value per common share	$15.23	$15.21

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended December 31,
	2013	2012
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$24,986	$18,176
Dividend income	16	267
Total investment income from non-controlled/non-affiliate company investments	25,002	18,443

From non-controlled affiliate company investments:
Interest income	396	151
Total investment income from non-controlled affiliate company investments	396	151

From controlled affiliate company investments:
Interest income	181	-
Total investment income from controlled affiliate company investments	181	-
Total investment income	25,579	18,594

Expenses
Interest and other debt financing expenses	4,092	2,995
Base management fee	3,824	2,468
Incentive fee	3,032	2,394
Professional fees	658	493
Administrative service fee	582	548
General and administrative expenses	131	118
Total expenses	12,319	9,016
Net investment income	13,260	9,578

Net gain (loss) on investments and secured borrowings
Net realized gains (losses) on investments:
Non-controlled/non-affiliate company investments	(4,994)	94
Net realized gains (losses) on investments:	(4,994)	94

Net unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	6,133	(351)
Non-controlled affiliate company investments	274	(2)
Controlled affiliate company investments	240	-
Net unrealized appreciation (depreciation) on investments	6,647	(353)

Net change in unrealized (appreciation) depreciation on secured borrowings	(76)	-

Net gain (loss) on investments and secured borrowings	1,577	(259)

Net increase in net assets resulting from operations	$14,837	$9,319

Per Common Share Data
Basic and diluted earnings per common share	$0.34	$0.33
Dividends and distributions declared per common share	$0.32	$0.32
Basic and diluted weighted average common shares outstanding	43,285,250	27,933,613

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except share data)

					Net Unrealized Appreciation
					(Depreciation) on
				Capital	Investments,	Net Realized Gain
	Common Stock		Paid in Capital	Distributions and	Derivative Instruments	(Loss) on Investments
		Par	in Excess	Undistributed Net	and Secured	and Derivative	Total
	Shares	Amount	of Par	Investment Income	Borrowings	Instruments	Net Assets
Balance at September 30, 2012	25,688,101	$26	$375,563	$347	$5,737	$(6,544)	$375,129
Issuance of common stock, net of offering and underwriting costs(1)	2,894,120	3	43,742	-	-	-	43,745
Net increase in net assets resulting from operations	-	-	-	9,578	(353)	94	9,319
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	23,115	-	343	-	-	-	343
Dividends and distributions	-	-	-	(9,146)	-	-	(9,146)
Balance at December 31, 2012	28,605,336	$29	$419,648	$779	$5,384	$(6,450)	$419,390
Balance at September 30, 2013	43,282,932	$43	$652,669	$2,725	$9,225	$(6,426)	$658,236
Issuance of common stock, net of offering and underwriting costs	-	-	-	-	-	-	-
Net increase in net assets resulting from operations	-	-	-	13,260	6,571	(4,994)	14,837
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	42,643	-	758	-	-	-	758
Dividends and distributions	-	-	-	(13,850)	-	-	(13,850)
Balance at December 31, 2013	43,325,575	$43	$653,427	$2,135	$15,796	$(11,420)	$659,981

(1) On October 16, 2012, Golub Capital BDC, Inc. priced a public offering of 2,600,000 shares of its common stock at a public offering price of $15.58 per share. On November 14, 2012, Golub Capital BDC, Inc. sold an additional 294,120 shares of its common stock at a public offering price of $15.58 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In thousands)	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$14,837	$9,319
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred financing costs	439	366
Accretion of discounts and amortization of premiums	(1,865)	(2,440)
Net realized loss (gain) on investments	4,994	(94)
Net change in unrealized (appreciation) depreciation on investments	(6,647)	353
Net change in unrealized appreciation (depreciation) on secured borrowings	76	-
Proceeds from (fundings of) revolving loans, net	277	(2,828)
Fundings of investments	(256,213)	(235,325)
Proceeds from principal payments and sales of portfolio investments	103,570	145,609
PIK interest	653	(705)
Changes in operating assets and liabilities:
Interest receivable	138	661
Other assets	73	58
Interest payable	1,882	1,082
Management and incentive fees payable	1,172	579
Payable for investments purchased	(2,020)	10,456
Accounts payable and accrued expenses	(265)	379
Net cash (used in) provided by operating activities	(138,899)	(72,530)

Cash flows from investing activities
Net change in restricted cash and cash equivalents	(1,384)	(2,190)
Net cash (used in) provided by investing activities	(1,384)	(2,190)

Cash flows from financing activities
Borrowings on debt	215,350	107,650
Repayments of debt	(50,250)	(59,500)
Capitalized debt financing costs	(1,581)	(841)
Proceeds from secured borrowings	16,448	-
Repayments on secured borrowings	(11,010)	-
Proceeds from shares sold, net of underwriting costs	-	43,825
Offering costs paid	-	(80)
Dividends and distributions paid	(13,092)	(8,805)
Net cash (used in) provided by financing activities	155,865	82,249

Net change in cash and cash equivalents	15,582	7,529

Cash and cash equivalents, beginning of period	16,309	13,891

Cash and cash equivalents, end of period	$31,891	$21,420

Supplemental information:
Cash paid during the period for interest	$1,592	$1,547
Dividends and distributions declared during the period	$13,850	$9,146

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

December 31, 2013

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Investments
United States
Debt investments
Aerospace and Defense
ILC Dover, LP	Senior loan	P + 5.00%	8.25%	07/2017	$21	$15	-%	$17
ILC Dover, LP	Senior loan	L + 6.00%	7.29%	07/2017	4,324	4,263	0.6	4,281
ILC Dover, LP	Senior loan	L + 6.00%	7.29%	07/2017	603	598	0.1	597
NTS Technical Systems(4)	One Stop	L + 5.50%	N/A (5)	11/2018	-	(19)	-	(9)
NTS Technical Systems	One Stop	L + 5.50%	6.75%	11/2018	14,764	14,472	2.2	14,616
NTS Technical Systems(4)	One Stop	L + 5.50%	N/A (5)	11/2018	-	(60)	-	(30)
Tresys Technology Holdings, Inc.(4)	One Stop	L + 6.75%	N/A (5)	12/2017	-	(8)	-	-
Tresys Technology Holdings, Inc.	One Stop	L + 6.75%	8.00%	12/2017	3,950	3,871	0.5	3,476
Whitcraft LLC	Subordinated Debt	N/A	12.00%	12/2018	1,877	1,854	0.3	1,877
White Oak Technologies, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	03/2017	-	(8)	-	-
White Oak Technologies, Inc.*	Senior loan	L + 5.00%	6.25%	03/2017	1,808	1,776	0.3	1,808
					27,347	26,754	4.0	26,633
Automobile
ABRA, Inc.(8)	One Stop	P + 4.75%	8.00%	05/2018	934	916	0.1	934
ABRA, Inc.(8)	One Stop	L + 6.00%	7.25%	05/2018	5,092	5,058	0.8	5,092
ABRA, Inc.*(8)	One Stop	L + 6.00%	7.25%	05/2018	26,229	25,976	4.0	26,229
ABRA, Inc.(4),(8)	One Stop	L + 5.75%	N/A (5)	05/2018	-	(84)	-	-
ABRA, Inc.	One Stop	L + 7.75%	9.00%	05/2018	4,797	4,721	0.7	4,797
American Driveline Systems, Inc.	Senior loan	L + 5.50%	7.14%	01/2016	287	282	-	248
American Driveline Systems, Inc.*	Senior loan	L + 5.50%	7.00%	01/2016	2,819	2,783	0.4	2,537
K&N Engineering, Inc.(4)	Senior loan	L + 4.50%	N/A (5)	04/2018	-	(7)	-	-
K&N Engineering, Inc.*	Senior loan	L + 4.50%	5.75%	04/2018	3,732	3,683	0.6	3,732
K&N Engineering, Inc.	Senior loan	P + 3.50%	6.75%	04/2018	3,529	3,483	0.5	3,529
Take 5 Oil Change, L.L.C.	Senior loan	L + 5.25%	6.25%	07/2018	55	52	-	55
Take 5 Oil Change, L.L.C.	Senior loan	L + 5.25%	6.25%	07/2018	2,971	2,951	0.5	2,971
					50,445	49,814	7.6	50,124
Banking
Prommis Fin Co.(3)	Senior loan	P + 10.00%	13.25%	06/2015	85	84	-	2
Prommis Fin Co.*(3)	Senior loan	N/A	2.25% cash/8.25% PIK	06/2015	124	124	-	3
					209	208	-	5
Beverage, Food and Tobacco
ABP Corporation(4)	Senior loan	P + 3.50%	N/A (5)	06/2016	-	(4)	-	-
ABP Corporation*	Senior loan	L + 4.75%	6.00%	06/2016	4,478	4,434	0.7	4,478
American Importing Company, Inc.	One Stop	L + 5.75%	7.00%	05/2018	14,769	14,597	2.2	14,769
Ameriqual Group, LLC*	Senior loan	L + 5.00%	6.50% cash/0.75% PIK	03/2016	1,727	1,703	0.3	1,658
Ameriqual Group, LLC*	Senior loan	L + 7.50%	9.00% cash/1.25% PIK	03/2016	829	821	0.1	713
ARG IH Corporation (Arby's)	Senior loan	L + 4.00%	5.00%	11/2020	2,355	2,326	0.4	2,372
Atkins Nutritionals, Inc*	One Stop	L + 5.00%	6.25%	01/2019	22,282	22,052	3.4	22,560
Atkins Nutritionals, Inc*	One Stop	L + 8.50%	9.75%	04/2019	17,270	16,851	2.7	17,637
Candy Intermediate Holdings, Inc. (Ferrara Candy)	Senior loan	L + 6.25%	7.50%	06/2018	4,925	4,795	0.7	4,682
Diversified Foodservice Supply, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	12/2018	-	(3)	-	(3)
Diversified Foodservice Supply, Inc.*	Senior loan	L + 4.75%	6.00%	12/2018	4,476	4,431	0.7	4,431
Firebirds International, LLC(4)	One Stop	L + 5.75%	N/A (5)	05/2018	-	(2)	-	-
Firebirds International, LLC*	One Stop	L + 5.75%	7.00%	05/2018	907	897	0.1	907
Firebirds International, LLC	One Stop	L + 5.75%	7.00%	05/2018	180	176	-	180
Firebirds International, LLC(4)	One Stop	L + 5.75%	N/A (5)	05/2018	-	(3)	-	-
First Watch Restaurants, Inc.	One Stop	L + 7.50%	8.86%	12/2016	1,068	1,047	0.2	1,068
First Watch Restaurants, Inc.*	One Stop	L + 7.50%	8.77%	12/2016	11,356	11,221	1.7	11,356
First Watch Restaurants, Inc.	One Stop	L + 7.50%	8.75%	12/2016	417	412	0.1	417
IT'SUGAR LLC	Senior loan	L + 8.50%	10.00%	04/2017	4,202	4,146	0.6	4,202
IT'SUGAR LLC	Subordinated Debt	N/A	8.00%	10/2017	1,707	1,707	0.4	2,458
Julio & Sons Company	One Stop	L + 7.00%	8.50%	09/2016	224	216	-	224
Julio & Sons Company*	One Stop	L + 7.00%	8.50%	09/2016	7,032	6,993	1.1	7,032
Julio & Sons Company(4)	One Stop	L + 7.00%	N/A (5)	09/2016	-	(12)	-	-
Northern Brewer, LLC	One Stop	L + 6.50%	8.06%	02/2018	453	442	0.1	453
Northern Brewer, LLC	One Stop	L + 6.50%	8.00%	02/2018	6,372	6,240	1.0	6,372
Richelieu Foods, Inc.	Senior loan	P + 4.00%	7.25%	11/2015	65	57	-	65
Richelieu Foods, Inc.*	Senior loan	L + 5.00%	6.75%	11/2015	1,940	1,913	0.3	1,940
Smashburger Finance LLC	Senior loan	P + 3.00%	6.25%	05/2018	819	810	0.1	819
Smashburger Finance LLC*	Senior loan	L + 4.25%	5.50%	05/2018	6,516	6,471	1.0	6,516
					116,369	114,734	17.9	117,306

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

December 31, 2013

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Building and Real Estate
ITEL Laboratories, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	06/2018	-	(1)	-	-
ITEL Laboratories, Inc.*	Senior loan	L + 4.75%	6.00%	06/2018	799	790	0.1	799
					799	789	0.1	799
Cargo Transport
RP Crown Parent (RedPrairie Corp)*	Senior loan	L + 5.50%	6.75%	12/2018	1,985	1,952	0.3	1,998
					1,985	1,952	0.3	1,998
Chemicals, Plastics and Rubber
Integrated DNA Technologies, Inc.	Subordinated debt	N/A	12.00% cash/2.00% PIK	04/2015	321	319	0.1	321
Integrated DNA Technologies, Inc.	Subordinated debt	N/A	12.00% cash/2.00% PIK	04/2015	905	887	0.1	905
Integrated DNA Technologies, Inc.	Subordinated debt	N/A	12.00% cash/2.00% PIK	04/2015	321	316	-	321
Road Infrastructure Investment, LLC(4)	Senior loan	L + 5.00%	N/A (5)	03/2017	-	(30)	-	(1)
Road Infrastructure Investment, LLC*	Senior loan	L + 5.00%	6.25%	03/2018	4,515	4,472	0.7	4,552
					6,062	5,964	0.9	6,098
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.25%	5.86%	10/2017	39	39	-	39
Fort Dearborn Company*	Senior loan	L + 4.25%	5.25%	10/2017	547	543	0.1	547
Fort Dearborn Company*	Senior loan	L + 4.75%	6.37%	10/2018	156	155	-	156
Fort Dearborn Company*	Senior loan	L + 4.75%	5.75%	10/2018	2,197	2,182	0.3	2,197
Packaging Coordinators, Inc.*	Senior loan	L + 4.25%	5.51%	05/2020	6,792	6,754	1.0	6,792
Packaging Coordinators, Inc.	Second Lien	L + 8.25%	9.50%	11/2020	29,098	28,270	4.4	29,098
Packaging Coordinators, Inc.(4)	Senior loan	L + 4.25%	N/A (5)	05/2020	-	-	-	-
					38,829	37,943	5.8	38,829
Diversified Conglomerate Manufacturing
Chase Industries, Inc.*	One Stop	L + 5.00%	6.82%	11/2017	13,426	13,249	2.0	13,426
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	1,338	1,323	0.2	1,338
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	2,647	2,619	0.4	2,647
Onicon Incorporated(4)	One Stop	L + 6.75%	N/A (5)	12/2017	-	(13)	-	-
Onicon Incorporated	One Stop	L + 6.75%	8.31%	12/2017	3,583	3,525	0.6	3,583
Pasternack Enterprises, Inc.*	Senior loan	L + 5.00%	6.25%	12/2017	1,167	1,158	0.2	1,167
Plex Systems, Inc.(4)	Senior loan	L + 7.50%	N/A (5)	06/2018	-	(26)	-	-
Plex Systems, Inc.*	Senior loan	L + 7.50%	8.75%	06/2018	13,670	13,375	2.1	13,670
Sunless Merger Sub, Inc.	Senior loan	P + 4.00%	7.25%	07/2016	144	144	-	111
Sunless Merger Sub, Inc.*	Senior loan	L + 5.25%	6.51%	07/2016	1,851	1,846	0.2	1,388
TIDI Products, LLC(4)	One Stop	L + 6.50%	N/A (5)	07/2017	-	(14)	-	-
TIDI Products, LLC*	One Stop	L + 6.50%	7.75%	07/2018	11,168	10,957	1.7	11,168
Vintage Parts, Inc.*	One Stop	L + 4.50%	5.75%	12/2015	4,623	4,576	0.7	4,623
Vintage Parts, Inc.*	One Stop	L + 4.50%	5.75%	12/2015	64	64	-	64
Vintage Parts, Inc.*	One Stop	L + 4.50%	5.75%	12/2015	966	974	0.1	966
					54,647	53,757	8.2	54,151
Diversified Conglomerate Service
Aderant North America, Inc.*	Senior loan	L + 5.00%	6.25%	12/2018	4,495	4,458	0.7	4,495
Agility Recovery Solutions Inc.(4)	One Stop	L + 7.00%	N/A (5)	09/2018	-	(7)	-	-
Agility Recovery Solutions Inc.*	One Stop	L + 7.00%	8.25%	09/2018	9,349	9,169	1.4	9,349
API Healthcare Corporation*	One Stop	L + 6.25%	9.93%	04/2018	33,722	33,468	5.1	33,722
Consona Holdings, Inc.(4)	Senior loan	L + 5.50%	N/A (5)	08/2017	-	(2)	-	-
Consona Holdings, Inc.*	Senior loan	L + 5.50%	6.75%	08/2018	1,024	996	0.2	1,024
Consona Holdings, Inc.*	Senior loan	L + 6.00%	7.25%	08/2018	1,547	1,535	0.2	1,547
Document Technologies, LLC (4)	Senior loan	L + 4.25%	N/A (5)	12/2018	-	(12)	-	-
Document Technologies, LLC*	Senior loan	L + 4.25%	5.50%	12/2018	6,690	6,629	1.0	6,690
EAG, INC. (Evans Analytical Group)*	Senior loan	L + 4.50%	6.00%	07/2017	2,425	2,401	0.4	2,425
HighJump Acquisition LLC	One Stop	L + 7.50%	8.75%	07/2016	7,124	7,064	1.1	7,124
Integration Appliance, Inc.	Senior loan	L + 8.25%	9.50%	09/2018	719	709	0.1	709
Integration Appliance, Inc.	Senior loan	L + 8.25%	9.50%	09/2018	5,396	5,268	0.8	5,315
Marathon Data Operating Co., LLC (4)	One Stop	L + 6.25%	N/A (5)	08/2017	-	(8)	-	-
Marathon Data Operating Co., LLC	One Stop	L + 6.25%	7.50%	08/2017	4,761	4,674	0.7	4,761
MSC.Software Corporation*	One Stop	L + 6.50%	8.51%	11/2017	9,898	9,748	1.5	9,898
Navex Global, Inc.(4)	One Stop	L + 7.50%	N/A (5)	12/2016	-	(15)	-	(25)
Navex Global, Inc.*	One Stop	L + 7.50%	9.00%	12/2016	17,643	17,370	2.6	17,290
NetSmart Technologies, Inc.	One Stop	L + 6.00%	8.77%	12/2017	8,324	8,254	1.3	8,324
NetSmart Technologies, Inc.*	One Stop	L + 6.00%	8.79%	12/2017	650	639	0.1	650
PC Helps Support, LLC(4)	Senior loan	L + 5.25%	N/A (5)	09/2017	-	(2)	-	-
PC Helps Support, LLC	Senior loan	L + 5.25%	6.52%	09/2017	1,973	1,951	0.3	1,973
Secure-24, LLC(4)	One Stop	L + 7.00%	N/A (5)	08/2017	-	(6)	-	(22)
Secure-24, LLC*	One Stop	L + 7.00%	8.25%	08/2017	10,512	10,280	1.5	10,092
Secure-24, LLC	One Stop	L + 7.00%	8.25%	08/2017	1,538	1,513	0.2	1,476
Source Medical Solutions, Inc.	Second Lien	L + 9.50%	10.75%	03/2018	9,294	9,114	1.4	9,294
Vericlaim, Inc.(4)	Senior loan	P + 3.50%	N/A (5)	05/2018	-	(3)	-	-
Vericlaim, Inc.	Senior loan	L + 4.75%	6.00%	05/2018	6,343	6,311	1.0	6,343
					143,427	141,496	21.6	142,454

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

December 31, 2013

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Electronics
BeyondTrust Software, Inc.	One Stop	L + 6.00%	7.25%	12/2019	12,014	11,754	1.8	11,840
Ecommerce Industries, Inc.*	One Stop	L + 6.75%	9.60%	10/2016	12,345	12,218	1.9	12,345
Rogue Wave Holdings, Inc.*	One Stop	L + 6.50%	7.50%	12/2018	10,885	10,750	1.6	10,777
Sloan Company, Inc., The(4)	One Stop	L + 7.50%	N/A (5)	10/2018	-	(16)	-	(13)
Sloan Company, Inc., The*	One Stop	L + 7.50%	8.75%	10/2018	13,277	13,119	2.0	13,144
Sparta Systems, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	12/2017	-	(6)	-	-
Sparta Systems, Inc.	Senior loan	L + 5.25%	6.50%	12/2017	6,359	6,295	1.0	6,359
Syncsort Incorporated(4)	Senior loan	L + 5.50%	N/A (5)	03/2015	-	(2)	-	-
Syncsort Incorporated*	Senior loan	P + 4.25%	7.50%	03/2015	6,271	6,210	1.0	6,271
Systems Maintenance Services Holding, Inc.	Senior loan	L + 4.25%	5.25%	10/2019	2,670	2,657	0.4	2,657
Taxware, LLC	Second Lien	L + 8.50%	9.50%	10/2019	11,099	10,884	1.7	11,099
Watchfire Enterprises, Inc.	Second Lien	L + 8.00%	9.00%	10/2021	9,435	9,253	1.4	9,293
					84,355	83,116	12.8	83,772
Farming and Agriculture
AGData, L.P.*	One stop	L + 6.00%	7.25%	08/2016	3,828	3,792	0.6	3,828
					3,828	3,792	0.6	3,828
Finance
Ascensus, Inc.*(4)	One Stop	L + 4.00%	N/A (5)	11/2018	-	(19)	-	(5)
Ascensus, Inc.*	One Stop	L + 4.00%	5.00%	12/2019	4,224	4,141	0.6	4,203
Ascensus, Inc.*	One Stop	L + 8.00%	9.00%	12/2020	6,337	6,117	1.0	6,242
Pillar Processing LLC*	Senior loan	L + 5.50%	5.74%	11/2018	1,194	1,191	0.1	597
Pillar Processing LLC*(3)	Senior loan	N/A	14.50%	05/2019	2,377	2,369	-	-
					14,132	13,799	1.7	11,037
Grocery
MyWebGrocer, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	05/2018	-	(14)	-	-
MyWebGrocer, Inc.	Senior loan	L + 4.75%	6.00% cash/4.00% PIK	05/2018	14,271	14,051	2.2	14,271
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.50%	5.75%	05/2018	2,793	2,768	0.4	2,793
					17,064	16,805	2.6	17,064
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	02/2018	-	(10)	-	-
Advanced Pain Management Holdings, Inc.*	Senior loan	L + 5.00%	6.25%	02/2018	7,345	7,284	1.1	7,345
Advanced Pain Management Holdings, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	02/2018	-	(6)	-	-
Avatar International, LLC(4)	One Stop	L + 7.50%	N/A (5)	09/2016	-	(5)	-	(64)
Avatar International, LLC*	One Stop	L + 7.50%	8.75%	09/2016	7,603	7,532	1.1	6,995
Avatar International, LLC	One Stop	L + 8.00%	9.25%	09/2016	1,640	1,629	0.2	1,525
Certara L.P.(4)	One Stop	L + 6.25%	N/A (5)	12/2018	-	(22)	-	(22)
Certara L.P.*	One Stop	L + 6.25%	7.25%	12/2018	17,740	17,520	2.7	17,518
DDC Center Inc.*	One Stop	L + 6.25%	9.25%	10/2014	7,849	7,844	1.2	7,849
DDC Center Inc.	One Stop	L + 6.25%	N/A (5)	10/2014	-	-	-	-
Delta Educational Systems*	Senior loan	P + 4.75%	8.00%	12/2016	1,762	1,736	0.3	1,762
Dialysis Newco, Inc.(4)	Second Lien	L + 8.50%	N/A (5)	02/2021	-	(25)	-	-
Dialysis Newco, Inc.*	Second Lien	L + 8.50%	9.75%	02/2021	23,901	23,310	3.6	23,901
Dialysis Newco, Inc.	Senior loan	L + 4.25%	5.25%	08/2020	6,330	6,270	1.0	6,345
Encore Rehabilitation Services, LLC(4)	One Stop	L + 6.25%	N/A (5)	06/2017	-	(11)	-	-
Encore Rehabilitation Services, LLC	One Stop	L + 6.25%	7.50%	06/2017	5,066	4,970	0.8	5,066
G & H Wire Company, Inc.(4)	Senior loan	L + 5.50%	N/A (5)	11/2016	-	(8)	-	-
G & H Wire Company, Inc.*	Senior loan	L + 5.50%	7.00%	11/2016	8,497	8,403	1.3	8,497
Healogics, Inc.*	Second Lien	L + 8.00%	9.25%	02/2020	16,454	16,310	2.5	16,824
Hospitalists Management Group, LLC	Senior loan	P + 4.00%	7.06%	05/2017	837	828	0.1	764
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.50%	05/2017	3,694	3,634	0.5	3,398
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.51%	05/2017	435	430	0.1	400
IntegraMed America, Inc.(4)	One Stop	L + 7.25%	N/A (5)	09/2017	-	(14)	-	-
IntegraMed America, Inc.*	One Stop	L + 7.25%	8.50%	09/2017	14,420	14,177	2.2	14,420
Maverick Healthcare Group, LLC*	Senior loan	L + 5.50%	7.25%	12/2016	2,019	2,003	0.3	2,019
NeuroTherm, Inc.	Senior loan	L + 5.00%	6.50%	02/2016	23	19	-	23
NeuroTherm, Inc.*	Senior loan	L + 5.00%	6.50%	02/2016	1,298	1,286	0.2	1,298
Northwestern Management Services, LLC*	Senior loan	L + 5.25%	6.50%	10/2017	48	35	-	48
Northwestern Management Services, LLC	Senior loan	L + 5.25%	6.50%	10/2017	4,019	3,955	0.6	4,019
Northwestern Management Services, LLC(4)	Senior loan	L + 5.25%	N/A (5)	10/2017	-	(4)	-	-
Pentec Acquisition Sub, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	05/2017	-	(3)	-	-
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.25%	6.50%	05/2018	1,868	1,841	0.3	1,868
Precision Dermatology, Inc.(4)	One Stop	L + 6.00%	N/A (5)	09/2018	-	(6)	-	(3)
Precision Dermatology, Inc.	One Stop	L + 6.00%	7.25%	09/2018	10,042	9,947	1.5	9,991
Reliant Pro ReHab, LLC	Senior loan	P + 3.75%	7.00%	06/2016	276	270	-	276
Reliant Pro ReHab, LLC*	Senior loan	L + 4.75%	6.00%	06/2016	3,361	3,332	0.5	3,361
Reliant Pro ReHab, LLC	Senior loan	L + 4.75%	6.00%	06/2016	932	927	0.1	932
Renaissance Pharma (U.S.) Holdings Inc.(4)	Senior loan	L + 5.25%	N/A (5)	05/2018	-	(4)	-	-
Renaissance Pharma (U.S.) Holdings Inc.*	Senior loan	L + 5.25%	6.75%	05/2018	4,435	4,382	0.7	4,435
Southern Anesthesia and Surgical(4)	One Stop	L + 7.00%	N/A (5)	11/2017	-	(12)	-	-
Southern Anesthesia and Surgical	One Stop	L + 7.00%	8.25%	11/2017	6,186	6,067	0.9	6,186
Surgical Information Systems, LLC	Senior loan	L + 3.00%	4.01%	09/2018	1,704	1,704	0.3	1,704
WIL Research Company, Inc.*	Senior loan	L + 4.50%	5.75%	02/2018	782	774	0.1	770
Young Innovations, Inc.(4)	Senior loan	L + 4.50%	N/A (5)	01/2018	-	(2)	-	-
Young Innovations, Inc.	Senior loan	L + 4.50%	5.75%	01/2019	4,393	4,365	0.7	4,393
					164,959	162,652	24.9	163,843

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

December 31, 2013

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Home and Office Furnishings,
Housewares, and Durable Consumer
Plano Molding Company, LLC	Senior loan	L + 4.25%	5.25%	10/2018	2,022	2,007	0.3	2,007
WII Components, Inc.*	Senior loan	L + 4.75%	6.25%	07/2016	1,616	1,604	0.2	1,616
WII Components, Inc.	Senior loan	P + 3.75%	7.00%	07/2016	7	6	-	7
Zenith Products Corporation	One Stop	P + 1.75%	5.00%	09/2013	29	29	-	19
Zenith Products Corporation*	One Stop	P + 3.50%	6.75%	09/2013	3,684	3,684	0.4	2,395
					7,358	7,330	0.9	6,044
Insurance
AssuredPartners Capital, Inc.*	Senior loan	L + 4.50%	5.75%	12/2018	2,371	2,353	0.4	2,371
AssuredPartners Capital, Inc.	Senior loan	L + 4.75%	6.00%	06/2019	172	168	-	172
AssuredPartners Capital, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	12/2019	-	(21)	-	-
Captive Resources Midco, LLC (4)	Senior loan	L + 5.50%	N/A (5)	10/2017	-	(3)	-	-
Captive Resources Midco, LLC*	Senior loan	P + 4.50%	7.75%	10/2018	3,543	3,515	0.5	3,543
Evolution1, Inc.*	Senior loan	L + 4.75%	6.25%	06/2016	4,549	4,515	0.7	4,549
Evolution1, Inc.	Senior loan	P + 3.75%	7.00%	06/2016	56	53	-	56
					10,691	10,580	1.6	10,691
Investment Funds and Vehicles
Senior Loan Fund LLC (7)	Investment in SLF	L + 4.00%	4.18%	05/2020	28,356	28,356	4.2	27,871
					28,356	28,356	4.2	27,871
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	One Stop	P + 6.75%	9.76%	11/2018	884	871	0.1	743
Competitor Group, Inc.*	One Stop	L + 7.75%	9.00% cash/1.00% PIK	11/2018	12,807	12,624	1.7	11,526
Octane Fitness, LLC(4)	One Stop	L + 5.25%	N/A (5)	10/2018	-	(4)	-	(4)
Octane Fitness, LLC	One Stop	L + 5.25%	6.50%	10/2018	8,220	8,181	1.2	8,179
Pride Manufacturing Company, LLC*	Senior loan	L + 6.00%	7.75%	11/2015	571	566	0.1	571
Service Companies, The	Senior loan	L + 6.50%	N/A (5)	03/2014	-	-	-	-
Service Companies, The*	Senior loan	L + 6.50%	9.00%	03/2014	6,290	6,282	1.0	6,290
Starplex Operating, L.L.C.	One Stop	L + 7.50%	9.00%	12/2017	1,077	1,061	0.2	1,077
Starplex Operating, L.L.C.*	One Stop	L + 7.50%	9.00%	12/2017	17,388	17,143	2.6	17,388
Titan Fitness, LLC (4)	One Stop	L + 6.50%	N/A (5)	09/2019	-	(25)	-	(17)
Titan Fitness, LLC*	One Stop	L + 6.50%	7.75%	09/2019	13,706	13,401	2.1	13,569
Titan Fitness, LLC (4)	One Stop	L + 6.50%	N/A (5)	09/2019	-	(25)	-	(17)
					60,943	60,075	9.0	59,305
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*	One Stop	P + 4.75%	8.00%	10/2017	201	196	-	201
Benetech, Inc.*	One Stop	L + 6.00%	7.25%	10/2017	5,434	5,413	0.8	5,434
					5,635	5,609	0.8	5,635
Oil and Gas
Drilling Info, Inc.(4), (8)	One Stop	L + 5.00%	N/A (5)	06/2018	-	(5)	-	-
Drilling Info, Inc.(4), (8)	One Stop	L + 5.00%	6.00%	06/2018	408	404	0.1	408
Drilling Info, Inc.(4), (8)	One Stop	L + 5.00%	6.00%	06/2018	952	943	0.1	952
					1,360	1,342	0.2	1,360
Personal and Non-Durable Consumer Products
Hygenic Corporation, The(4)	Senior loan	L + 4.50%	N/A (5)	10/2017	-	(3)	-	-
Hygenic Corporation, The*	Senior loan	L + 4.50%	5.75%	10/2018	3,455	3,417	0.5	3,455
Massage Envy, LLC(4)	One Stop	L + 7.25%	N/A (5)	09/2018	-	(15)	-	-
Massage Envy, LLC	One Stop	L + 7.25%	8.50%	09/2018	16,527	16,203	2.5	16,527
Rug Doctor LLC	Senior loan	P + 4.25%	7.50%	12/2016	217	205	-	204
Rug Doctor LLC*	Senior loan	L + 5.25%	6.25%	12/2016	5,574	5,519	0.9	5,519
Team Technologies Acquisition Company(4)	Senior loan	L + 4.75%	N/A (5)	12/2017	-	(3)	-	-
Team Technologies Acquisition Company	Senior loan	L + 4.75%	6.00%	12/2017	3,510	3,483	0.5	3,510
					29,283	28,806	4.4	29,215
Personal, Food and Miscellaneous Services
Affordable Care Inc.(4)	Senior loan	L + 4.75%	N/A (5)	12/2017	-	(2)	-	-
Affordable Care Inc.	Senior loan	L + 4.75%	6.00%	12/2018	3,532	3,503	0.6	3,532
El Pollo Loco Inc	Senior loan	L + 4.25%	5.25%	10/2018	5,188	5,138	0.8	5,201
Focus Brands Inc.	Second Lien	L + 9.00%	10.25%	08/2018	11,195	11,072	1.7	11,446
National Veterinary Associates, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	12/2017	-	(1)	-	-
National Veterinary Associates, Inc.	Senior loan	L + 5.00%	6.25%	12/2017	6,006	5,965	0.9	6,006
National Veterinary Associates, Inc.	Senior loan	L + 5.00%	6.25%	12/2017	1,433	1,421	0.2	1,433
PMI Holdings, Inc.(4)	One Stop	L + 5.75%	N/A (5)	10/2018	-	(10)	-	(10)
PMI Holdings, Inc.*	One Stop	L + 5.75%	6.75%	10/2018	33,326	33,166	5.0	33,160
Vetcor Merger Sub LLC	One Stop	L + 6.50%	7.75%	12/2017	199	192	-	199
Vetcor Merger Sub LLC	One Stop	L + 6.50%	7.75%	12/2017	5,914	5,862	0.9	5,914
Vetcor Merger Sub LLC*	One Stop	L + 6.50%	7.75%	12/2017	1,343	1,323	0.2	1,343
					68,136	67,629	10.3	68,224

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

December 31, 2013

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Printing and Publishing
Market Track, LLC(4)	One Stop	L + 6.00%	N/A (5)	10/2019	-	(21)	-	(22)
Market Track, LLC*	One Stop	L + 6.00%	7.25%	10/2019	29,492	29,206	4.4	29,197
Market Track, LLC(4)	One Stop	L + 6.00%	N/A (5)	10/2019	-	(20)	-	(22)
					29,492	29,165	4.4	29,153
Retail Stores
Benihana, Inc.(4)	One Stop	P + 4.25%	N/A (5)	07/2018	-	(40)	-	-
Benihana, Inc.*	One Stop	L + 5.50%	6.75%	01/2019	14,071	13,665	2.1	14,071
Boot Barn, Inc.*	One Stop	L + 5.75%	7.00%	05/2019	24,614	24,282	3.7	24,614
Capital Vision Services, LLC	One Stop	L + 7.25%	8.50%	12/2017	323	312	0.1	323
Capital Vision Services, LLC*	One Stop	L + 7.25%	8.50%	12/2017	13,324	13,168	2.0	13,324
Capital Vision Services, LLC	One Stop	L + 7.25%	8.50%	12/2017	1,244	1,230	0.2	1,244
DTLR, Inc.*	One Stop	L + 8.00%	11.00%	12/2015	16,541	16,426	2.5	16,541
Express Oil Change, LLC	Senior loan	L + 4.75%	6.35%	12/2017	94	91	-	94
Express Oil Change, LLC*	Senior loan	P + 3.50%	6.75%	12/2017	1,795	1,780	0.3	1,795
Express Oil Change, LLC	Senior loan	P + 3.50%	6.75%	12/2017	115	111	-	115
Floor & Decor Outlets of America, Inc.*	One Stop	L + 6.50%	7.75%	05/2019	11,330	11,204	1.7	11,330
Marshall Retail Group, LLC, The(4)	Senior loan	L + 6.50%	N/A (5)	10/2016	-	(11)	-	-
Marshall Retail Group, LLC, The*	Senior loan	L + 6.50%	8.00%	10/2016	9,365	9,251	1.4	9,365
Paper Source, Inc.	One Stop	P + 5.00%	N/A (5)	09/2018	-	(12)	-	(6)
Paper Source, Inc.*	One Stop	L + 6.25%	7.25%	09/2018	12,672	12,553	1.9	12,607
Restaurant Holding Company, LLC	Senior loan	L + 7.50%	9.00%	02/2017	9,230	9,114	1.3	8,630
Rubio's Restaurants, Inc*	Senior loan	L + 4.75%	6.00%	11/2018	9,447	9,439	1.4	9,447
Sneaker Villa, Inc.	One Stop	P + 7.00%	11.50%	12/2017	1,190	1,175	0.2	1,190
Sneaker Villa, Inc.	One Stop	L + 8.50%	10.00%	12/2017	4,520	4,430	0.7	4,520
Sneaker Villa, Inc.	One Stop	L + 8.50%	10.00%	12/2017	627	619	0.1	627
Specialty Catalog Corp.(4)	One Stop	L + 6.00%	N/A (5)	07/2017	-	(6)	-	-
Specialty Catalog Corp.	One Stop	L + 6.00%	7.50%	07/2017	4,961	4,914	0.8	4,961
Vision Source L.P.(4)	One Stop	L + 5.00%	N/A (5)	04/2016	-	(9)	-	-
Vision Source L.P.*	One Stop	L + 5.00%	6.00%	04/2016	19,574	19,425	3.0	19,574
					155,037	153,111	23.4	154,366
Telecommunications
Arise Virtual Solutions, Inc.(4)	One Stop	L + 6.00%	N/A (5)	12/2018	-	(13)	-	(13)
Arise Virtual Solutions, Inc.*	One Stop	L + 6.00%	7.25%	12/2018	14,134	13,993	2.1	13,993
Hosting.com Inc.	Senior loan	P + 3.25%	6.50%	10/2016	14	12	-	14
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	10/2016	801	793	0.1	801
ITC Global, Inc. (4)	One Stop	P + 5.50%	N/A (5)	07/2018	10	(4)	-	10
ITC Global, Inc.	One Stop	L + 6.75%	7.75%	07/2018	8,540	8,454	1.3	8,540
NameMedia, Inc.	Senior loan	L + 6.00%	N/A (5)	11/2014	-	-	-	-
					23,499	23,235	3.5	23,345
Utilities
PowerPlan Consultants, Inc.(4)	Senior loan	L + 4.25%	N/A (5)	10/2018	-	(2)	-	(1)
PowerPlan Consultants, Inc.*	Senior loan	L + 4.25%	5.25%	10/2019	4,207	4,152	0.6	4,165
					4,207	4,150	0.6	4,164

Total debt investments United States					$1,148,454	$1,132,963	172.3%	$1,137,314

Fair Value as a percentage of Principal Amount								99.0%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

December 31, 2013

(In thousands)

					Principal		Percentage
	Investment	Spread Above	Interest	Maturity	Amount/Shares/		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Equity investments
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	1	$1,352	0.2%	$1,352
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	-	70
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	670	0.1	489
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	95
						2,317	0.3	2,006
Automobile
ABRA, Inc	LLC interest	N/A	N/A	N/A	208	352	0.3	2,176
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	-	4	-	78
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	-	26	-	38
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	-	-	-	10
						382	0.3	2,302
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	57	746	0.1	824
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	7	691	0.1	691
Goode Seed Co-Invest, LLC	LLC units	N/A	N/A	N/A	356	356	0.1	411
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	504
Northern Brewer, LLC	LLC interest	N/A	N/A	N/A	142	315	-	218
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	-	111
						2,849	0.4	2,759
Containers, Packaging and Glass
Packaging Coordinators, Inc.	LLC interest	N/A	N/A	N/A	48	2,476	0.6	4,007
						2,476	0.6	4,007
Diversified Conglomerate Manufacturing
Oasis Outsourcing Holdings, Inc.	LLC interest	N/A	N/A	N/A	1,088	1,088	0.3	1,797
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	-	160	-	4
TIDI Products, LLC	LLC interest	N/A	N/A	N/A	315	158	-	235
						1,406	0.3	2,036
Diversified Conglomerate Service
Document Technologies, LLC	LLC interest	N/A	N/A	N/A	24	490	0.1	624
Marathon Data Operating Co., LLC	Common stock	N/A	N/A	N/A	1	264	0.1	293
Marathon Data Operating Co., LLC	Preferred stock	N/A	N/A	N/A	1	264	-	218
Navex Global, Inc.	LP interest	N/A	N/A	N/A	-	666	0.1	511
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	-	7
PC Helps Support, LLC	Preferred stock	N/A	N/A	N/A	-	61	-	61
Secure-24, LLC	LLC Units	N/A	N/A	N/A	263	263	-	141
						2,015	0.3	1,855
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,269	1,269	0.2	1,269

Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	0.1	743
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	0.1	886
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	695	-	183
Certara L.P.	LP interest	N/A	N/A	N/A	-	541	0.1	541
Dialysis Newco, Inc.	LLC interest	N/A	N/A	N/A	871	89	0.2	1,274
Encore Rehabilitation Services, LLC	LLC interest	N/A	N/A	N/A	270	270	0.1	349
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	-	102	-	118
Healogics, Inc.	Preferred stock	N/A	N/A	N/A	695	799	0.2	1,057
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	-	38	-	10
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	514	0.1	676
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	569	0.1	876
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	-	36
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	-	249	0.1	274
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	-	87
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	264	0.1	312
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	487	0.1	603
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	495
Young Innovations, Inc.	Preferred stock	N/A	N/A	N/A	-	236	0.1	269
						6,282	1.5	8,789
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	35	-	87

Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	121	-	135

Investment Funds and Vehicles
Senior Loan Fund LLC (7)	LLC interest	N/A	N/A	N/A	4,051	4,051	0.7	4,879

Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	LLC interest	N/A	N/A	N/A	708	712	-	150
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	712
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	6	583	0.1	583
						2,007	0.2	1,445

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

December 31, 2013

(In thousands)

					Principal		Percentage
	Investment	Spread Above	Interest	Maturity	Amount/Shares/		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Personal and Non-Durable Consumer Products
Hygenic Corporation, The	LP interest	N/A	N/A	N/A	1	61	-	74
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	749
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	-	148	-	168
						958	0.1	991
Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	271	-	0.1	687

Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	-	145	-	166
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	0.1	174
						290	0.1	340
Retail Stores
Barcelona Restaurants, LLC(6)	LP interest	N/A	N/A	N/A	1,996	1,996	0.4	2,879
Benihana, Inc.	LLC interest	N/A	N/A	N/A	43	699	0.1	830
Capital Vision Services, LLC	LLC interest	N/A	N/A	N/A	402	402	0.1	562
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	-	66
Paper Source, Inc.	LLC interest	N/A	N/A	N/A	8	1,387	0.2	1,387
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.2	1,442
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	509
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	936	0.2	1,032
						6,857	1.3	8,707
Telecommunications
ITC Global, Inc.	Preferred stock	N/A	N/A	N/A	17	311	0.1	311

Total equity investments United States						$33,626	6.5%	$42,605

Total United States						$1,166,589	178.8%	$1,179,919

Total Investments						$1,166,589	178.8%	$1,179,919

*	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 7).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, quarterly or semiannually. For each, we have provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at December 31, 2013. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at December 31, 2013.
(3)	Loan was on non-accrual status as of December 31, 2013, meaning that the Company has ceased recognizing interest income on the loan.
(4)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(5)	The entire commitment was unfunded at December 31, 2013. As such, no interest is being earned on this investment.
(6)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as it owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the financial statements for transactions during the three months ended December 31, 2013 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control.)
(7)	As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as we own more than 25% of the portfolio company's outstanding voting securities or have the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the three months ended December 31, 2013 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(8)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire One Stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2013

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Investments
Canada
Debt investments
Leisure, Amusement, Motion Pictures, Entertainment
Extreme Fitness, Inc.(3) (8)	Subordinated debt	N/A	12.00% cash/2.50% PIK	11/2015	$2,842	$2,810	-%	$-

Total Canada					$2,842	$2,810	-%	$-

Fair Value as percentage of Principal Amount								0.0%

United States
Debt investments
Aerospace and Defense
ILC Dover, LP	Senior loan	L + 6.00%	7.25%	07/2017	$606	$601	0.1%	$594
ILC Dover, LP	Senior loan	P + 5.00%	8.25%	07/2017	148	141	-	139
ILC Dover, LP	Senior loan	L + 6.00%	7.25%	07/2017	4,352	4,286	0.6	4,265
Tresys Technology Holdings, Inc.(4)	One stop	L + 6.75%	N/A (5)	12/2017	-	(8)	-	(34)
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	3,975	3,891	0.6	3,776
TurboCombustor Technology Inc.*	Senior loan	L + 4.75%	5.75%	12/2017	381	379	0.1	381
TurboCombustor Technology Inc.*	Senior loan	L + 5.00%	6.00%	12/2017	895	892	0.1	895
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	1,877	1,853	0.3	1,877
White Oak Technologies, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	03/2017	-	(9)	-	-
White Oak Technologies, Inc.*	Senior loan	L + 5.00%	6.25%	03/2017	1,833	1,797	0.3	1,833
					14,067	13,823	2.1	13,726
Automobile
ABRA, Inc.(9)	One stop	P + 4.50%	7.75%	05/2018	841	821	0.1	841
ABRA, Inc.*(9)	One stop	L + 5.75%	7.00%	05/2018	26,372	26,189	4.0	26,372
ABRA, Inc.*(4),(9)	One stop	L + 5.75%	N/A (5)	05/2018	-	(12)	-	-
ABRA, Inc.(4),(9)	One stop	L + 5.75%	N/A (5)	05/2018	-	(48)	-	-
American Driveline Systems, Inc.	Senior loan	P + 6.50%	9.75%	01/2016	391	386	0.1	352
American Driveline Systems, Inc.*	Senior loan	P + 6.50%	9.75%	01/2016	2,826	2,793	0.4	2,543
Express Oil Change, LLC	Senior loan	P + 3.50%	6.75%	12/2017	116	112	-	116
Express Oil Change, LLC	Senior loan	P + 3.50%	6.75%	12/2017	181	178	-	181
Express Oil Change, LLC*	Senior loan	P + 3.50%	6.75%	12/2017	1,818	1,803	0.3	1,818
K&N Engineering, Inc.(4)	Senior loan	L + 4.50%	N/A (5)	04/2018	-	(7)	-	-
K&N Engineering, Inc.*	Senior loan	L + 4.50%	5.75%	04/2018	7,279	7,179	1.1	7,279
Take 5 Oil Change, L.L.C.	Senior loan	L + 5.25%	6.25%	07/2018	118	114	-	114
Take 5 Oil Change, L.L.C.	Senior loan	L + 5.25%	6.25%	07/2018	2,978	2,957	0.5	2,956
					42,920	42,465	6.5	42,572
Banking
Prommis Fin Co.*(3)	Senior loan	P + 10.50%	2.25% cash/11.50% PIK	06/2015	146	145	-	40
Prommis Fin Co.	Senior loan	P + 11.00%	13.25%	06/2015	98	98	-	23
Prommis Fin Co.*(3)	Second lien	P + 10.50%	2.25% cash/11.50% PIK	06/2015	384	382	-	-
Prommis Fin Co.*(3)	Subordinated debt	P + 10.50%	2.25% cash/11.50% PIK	06/2015	192	191	-	-
					820	816	-	63
Beverage, Food and Tobacco
ABP Corporation	Senior loan	P + 3.50%	7.25%	06/2016	63	58	-	63
ABP Corporation*	Senior loan	L + 4.75%	6.00%	06/2016	4,490	4,442	0.7	4,490
American Importing Company, Inc.	One stop	L + 5.75%	7.00%	05/2018	14,806	14,624	2.3	14,806
Ameriqual Group, LLC*	Senior loan	L + 5.00%	6.50%	03/2016	1,727	1,710	0.3	1,658
Ameriqual Group, LLC*	Senior loan	L + 7.50%	9.00%	03/2016	831	823	0.1	731
Atkins Nutritionals, Inc.*	One stop	L + 5.00%	6.25%	01/2019	22,339	22,097	3.4	22,395
Atkins Nutritionals, Inc.*	One stop	L + 8.50%	9.75%	04/2019	17,270	16,830	2.7	17,529
Candy Intermediate Holdings, Inc. (Ferrara Candy)	Senior loan	L + 6.25%	7.50%	06/2018	4,937	4,800	0.7	4,777
Firebirds International, LLC	One stop	L + 5.75%	7.00%	05/2018	83	79	-	79
Firebirds International, LLC(4)	One stop	L + 5.75%	N/A (5)	05/2018	-	(3)	-	(3)
Firebirds International, LLC(4)	One stop	L + 5.75%	N/A (5)	05/2018	-	(2)	-	(1)
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	912	901	0.1	902
First Watch Restaurants, Inc.	One stop	L + 7.50%	8.75%	12/2016	418	396	0.1	418
First Watch Restaurants, Inc.	One stop	L + 7.50%	8.75%	12/2016	955	933	0.1	955
First Watch Restaurants, Inc.*	One stop	L + 7.50%	8.75%	12/2016	11,385	11,238	1.7	11,385
IT'SUGAR LLC	Subordinated debt	N/A	8.00%	10/2017	1,707	1,707	0.4	2,697
IT'SUGAR LLC	Senior loan	L + 8.50%	10.00%	04/2017	4,213	4,153	0.6	4,213
Julio & Sons Company(4)	One stop	L + 7.00%	N/A (5)	09/2014	-	(7)	-	-
Julio & Sons Company*	One stop	L + 7.00%	8.50%	09/2016	7,049	7,008	1.1	7,049
Julio & Sons Company(4)	One stop	L + 7.00%	N/A (5)	09/2014	-	(9)	-	-
Northern Brewer, LLC	One stop	L + 6.50%	8.00%	02/2018	695	683	0.1	695
Northern Brewer, LLC	One stop	L + 6.50%	8.00%	02/2018	6,413	6,271	1.0	6,413
Richelieu Foods, Inc.	Senior loan	P + 4.00%	7.25%	11/2015	132	123	-	132
Richelieu Foods, Inc.*	Senior loan	L + 5.00%	6.75%	11/2015	1,988	1,958	0.3	1,988
Smashburger Finance LLC(4)	Senior loan	L + 4.25%	N/A (5)	05/2018	-	(9)	-	(6)
Smashburger Finance LLC*	Senior loan	L + 4.25%	5.50%	05/2018	6,532	6,485	1.0	6,500
					108,945	107,289	16.7	109,865

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (Continued)

September 30, 2013

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Building and Real Estate
ITEL Laboratories, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	06/2018	-	(1)	-	-
ITEL Laboratories, Inc.*	Senior loan	L + 4.75%	6.00%	06/2018	801	792	0.1	801
KHKI Acquisition, Inc.	Senior loan	P + 5.00%	8.50%	03/2017	2,547	2,547	0.2	1,401
					3,348	3,338	0.3	2,202
Cargo Transport
RP Crown Parent (RedPrairie Corp)*	Senior loan	L + 5.50%	6.75%	12/2018	1,985	1,950	0.3	2,003
					1,985	1,950	0.3	2,003
Chemicals, Plastics and Rubber
Integrated DNA Technologies, Inc.	Subordinated debt	N/A	12.00% cash/2.00% PIK	04/2015	450	447	0.1	450
Integrated DNA Technologies, Inc.	Subordinated debt	N/A	12.00% cash/2.00% PIK	04/2015	1,267	1,246	0.2	1,267
Integrated DNA Technologies, Inc.	Subordinated debt	N/A	12.00% cash/2.00% PIK	04/2015	450	442	0.1	450
Road Infrastructure Investment, LLC	Senior loan	L + 5.00%	5.18%	03/2017	49	17	-	48
Road Infrastructure Investment, LLC*	Senior loan	L + 5.00%	6.25%	03/2018	4,515	4,469	0.7	4,557
					6,731	6,621	1.1	6,772
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.25%	5.25%	10/2017	39	39	-	39
Fort Dearborn Company*	Senior loan	L + 4.75%	5.75%	10/2018	156	155	-	156
Fort Dearborn Company*	Senior loan	L + 4.25%	5.25%	10/2017	559	555	0.1	559
Fort Dearborn Company*	Senior loan	L + 4.75%	5.75%	10/2018	2,202	2,187	0.3	2,202
Packaging Coordinators, Inc.*	Senior loan	L + 4.25%	5.50%	05/2020	6,810	6,778	1.0	6,776
Packaging Coordinators, Inc.	Second lien	L + 8.25%	9.50%	11/2020	29,098	28,539	4.4	28,807
					38,864	38,253	5.8	38,539
Diversified Conglomerate Manufacturing
Chase Industries, Inc.*	One stop	L + 5.66%	6.91%	11/2017	13,815	13,622	2.1	13,815
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	1,352	1,333	0.2	1,352
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	2,684	2,649	0.4	2,684
Onicon Incorporated(4)	One stop	L + 6.75%	N/A (5)	12/2017	-	(14)	-	-
Onicon Incorporated	One stop	L + 6.75%	8.25%	12/2017	3,606	3,544	0.5	3,606
Pasternack Enterprises, Inc.*	Senior loan	L + 5.00%	6.25%	12/2017	1,208	1,198	0.2	1,208
Plex Systems, Inc.(4)	Senior loan	L + 7.50%	N/A (5)	06/2018	-	(26)	-	(26)
Plex Systems, Inc.*	Senior loan	L + 7.50%	8.75%	06/2018	13,670	13,375	2.0	13,465
Sunless Merger Sub, Inc.	Senior loan	P + 4.00%	7.25%	07/2016	56	55	-	24
Sunless Merger Sub, Inc.*	Senior loan	L + 5.25%	6.50%	07/2016	2,171	2,165	0.3	1,910
Tecomet Inc.(4)	Senior loan	L + 4.50%	N/A (5)	12/2016	-	(5)	-	-
Tecomet Inc.*	Senior loan	L + 4.50%	5.75%	12/2016	5,610	5,546	0.9	5,610
TIDI Products, LLC(4)	Senior loan	L + 7.00%	N/A (5)	07/2017	-	(10)	-	-
TIDI Products, LLC*	Senior loan	L + 7.00%	8.25%	07/2018	8,703	8,552	1.3	8,703
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2013	4,865	4,836	0.7	4,865
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2013	68	67	-	68
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2013	1,016	1,008	0.2	1,016
					58,824	57,895	8.8	58,300
Diversified Conglomerate Service
Aderant North America, Inc.*	Senior loan	L + 5.00%	6.25%	12/2018	4,506	4,467	0.7	4,506
Agility Recovery Solutions Inc.(4)	One stop	L + 7.00%	N/A (5)	12/2017	-	(7)	-	-
Agility Recovery Solutions Inc.*	One stop	L + 7.00%	8.25%	12/2017	9,409	9,221	1.4	9,409
API Healthcare Corporation*	One stop	L + 8.63%	9.88%	04/2018	34,156	33,882	5.2	34,156
Consona Holdings, Inc.(4)	Senior loan	L + 5.50%	N/A (5)	08/2017	-	(2)	-	-
Consona Holdings, Inc.*	Senior loan	L + 5.50%	6.75%	08/2018	1,037	1,008	0.2	1,037
Consona Holdings, Inc.*	Senior loan	L + 6.00%	7.25%	08/2018	1,551	1,538	0.2	1,551
Document Technologies, LLC (4)	Senior loan	L + 4.25%	N/A (5)	12/2018	-	(13)	-	-
Document Technologies, LLC*	Senior loan	L + 4.25%	5.50%	12/2018	6,724	6,659	1.0	6,724
EAG, INC. (Evans Analytical Group)*	Senior loan	L + 4.50%	6.00%	07/2017	2,459	2,432	0.4	2,459
HighJump Acquisition LLC	One stop	L + 7.50%	8.75%	07/2016	7,142	7,075	1.1	7,142
Integration Appliance, Inc.	Senior loan	P + 7.00%	10.25%	09/2018	719	709	0.1	709
Integration Appliance, Inc.	Senior loan	P + 7.00%	10.25%	09/2018	5,396	5,261	0.8	5,315
Marathon Data Operating Co., LLC (4)	One stop	L + 6.25%	N/A (5)	08/2017	-	(8)	-	-
Marathon Data Operating Co., LLC	One stop	L + 6.25%	7.50%	08/2017	4,772	4,679	0.7	4,772
MSC.Software Corporation*	One stop	L + 7.15%	8.40%	11/2017	10,028	9,867	1.5	10,028
Navex Global, Inc.(4)	One stop	L + 7.50%	N/A (5)	12/2016	-	(16)	-	(25)
Navex Global, Inc.*	One stop	L + 7.50%	9.00%	12/2016	17,758	17,460	2.7	17,403
NetSmart Technologies, Inc.	Senior loan	L + 7.50%	8.75%	12/2017	654	642	0.1	654
NetSmart Technologies, Inc.*	Senior loan	L + 7.50%	8.75%	12/2017	8,377	8,302	1.3	8,377
PC Helps Support, LLC(4)	Senior loan	L + 5.25%	N/A (5)	09/2017	-	(2)	-	-
PC Helps Support, LLC	Senior loan	L + 5.25%	6.50%	09/2017	2,007	1,984	0.3	2,007
Secure-24, LLC(4)	One stop	L + 7.00%	N/A (5)	08/2017	-	(6)	-	-
Secure-24, LLC*	One stop	L + 7.00%	8.25%	08/2017	10,539	10,290	1.6	10,539
Secure-24, LLC	One stop	L + 7.00%	8.25%	03/2015	1,541	1,520	0.2	1,541
Source Medical Solutions, Inc.	Second lien	L + 9.50%	10.75%	03/2018	9,294	9,104	1.4	9,201
Vericlaim, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	05/2018	-	(3)	-	(4)
Vericlaim, Inc.	Senior loan	L + 4.75%	6.00%	05/2018	5,822	5,795	0.9	5,793
					143,891	141,838	21.8	143,294

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (Continued)

September 30, 2013

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Electronics
Ecommerce Industries, Inc.(4)	One stop	L + 6.75%	N/A (5)	10/2016	-	(20)	-	-
Ecommerce Industries, Inc.*	One stop	L + 8.39%	9.64%	10/2016	12,519	12,378	1.9	12,519
Entrust, Inc./Entrust Limited*	Second lien	L + 9.50%	10.75%	04/2019	5,204	5,159	0.7	5,204
Entrust, Inc./Entrust Limited*	Second lien	L + 9.50%	10.75%	04/2019	11,523	11,424	1.8	11,523
Rogue Wave Holdings, Inc.*	One stop	L + 9.28%	10.53%	11/2017	7,249	7,162	1.1	7,249
Sparta Systems, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	12/2017	-	(7)	-	-
Sparta Systems, Inc.	Senior loan	L + 5.25%	6.50%	12/2017	6,375	6,307	1.0	6,375
Syncsort Incorporated	Senior loan	P + 4.25%	7.50%	03/2015	160	158	-	160
Syncsort Incorporated*	Senior loan	P + 4.25%	7.50%	03/2015	6,365	6,291	1.0	6,365
Time-O-Matic, Inc.	Subordinated debt	N/A	12.00% cash/1.25% PIK	12/2016	11,709	11,576	1.8	11,709
					61,104	60,428	9.3	61,104
Farming and Agriculture
AGData, L.P.	One stop	L + 6.00%	7.25%	08/2016	3,837	3,799	0.6	3,837

Finance
Ascensus, Inc.*	Senior loan	L + 6.75%	8.00%	12/2018	17,958	17,643	2.7	17,958
Bonddesk Group LLC*	Senior loan	L + 5.00%	6.50%	09/2016	869	864	0.2	869
Pillar Processing LLC*	Senior loan	L + 5.50%	5.78%	11/2018	1,604	1,601	0.2	1,524
Pillar Processing LLC*(3)	Senior loan	N/A	14.50%	05/2019	2,478	2,483	0.1	625
					22,909	22,591	3.2	20,976

Grocery
MyWebGrocer, Inc.(4)	Senior loan	L + 8.75%	N/A (5)	05/2018	-	(15)	-	(16)
MyWebGrocer, Inc.	Senior loan	L + 8.75%	6.00% cash/4.00% PIK	05/2018	14,271	14,036	2.1	14,128
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.50%	5.75%	05/2018	2,800	2,773	0.4	2,772
					17,071	16,794	2.5	16,884

Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	02/2018	-	(7)	-	-
Advanced Pain Management Holdings, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	02/2018	-	(10)	-	-
Advanced Pain Management Holdings, Inc.*	Senior loan	L + 5.00%	6.25%	02/2018	7,364	7,299	1.1	7,364
Avatar International, LLC	Senior loan	L + 8.00%	9.25%	09/2016	1,651	1,638	0.2	1,618
Avatar International, LLC(4)	One stop	L + 7.50%	N/A (5)	09/2016	-	(6)	-	(24)
Avatar International, LLC*	One stop	L + 7.50%	8.75%	09/2016	7,653	7,575	1.1	7,424
DDC Center Inc.	One stop	L + 6.25%	N/A (5)	10/2013	-	-	-	-
DDC Center Inc.*	One stop	L + 6.25%	9.25%	10/2014	7,920	7,913	1.2	7,920
Delta Educational Systems*	Senior loan	P + 4.75%	8.00%	12/2016	1,806	1,778	0.3	1,806
Dialysis Newco, Inc.	Senior loan	L + 4.25%	5.25%	08/2020	6,346	6,283	1.0	6,314
Dialysis Newco, Inc.(4)	Second lien	L + 8.50%	N/A (5)	02/2021	-	(25)	-	(22)
Dialysis Newco, Inc.*	Second lien	L + 8.50%	9.75%	02/2021	23,901	23,490	3.6	23,543
Encore Rehabilitation Services, LLC(4)	One stop	L + 6.25%	N/A (5)	06/2017	-	(12)	-	-
Encore Rehabilitation Services, LLC	One stop	L + 6.25%	7.50%	06/2017	5,099	4,994	0.8	5,099
G & H Wire Company, Inc.(4)	Senior loan	L + 5.50%	N/A (5)	11/2016	-	(9)	-	-
G & H Wire Company, Inc.*	Senior loan	L + 5.50%	7.00%	11/2016	8,555	8,452	1.3	8,555
Healogics, Inc.*	Second lien	L + 8.00%	9.25%	02/2020	16,454	16,304	2.6	16,851
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.50%	05/2017	438	433	0.1	403
Hospitalists Management Group, LLC	Senior loan	P + 4.00%	7.25%	05/2017	888	878	0.1	815
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.50%	05/2017	3,694	3,629	0.5	3,398
IntegraMed America, Inc.(4)	One stop	L + 7.25%	N/A (5)	09/2017	-	(15)	-	-
IntegraMed America, Inc.*	One stop	L + 7.25%	8.50%	09/2017	14,457	14,196	2.2	14,457
Maverick Healthcare Group, LLC *	Senior loan	L + 5.50%	7.25%	12/2016	2,030	2,011	0.3	2,030
NeuroTherm, Inc.	Senior loan	P + 4.00%	7.25%	02/2016	64	60	-	64
NeuroTherm, Inc.*	Senior loan	L + 5.00%	6.50%	02/2016	1,332	1,318	0.2	1,332
Northwestern Management Services, LLC(4)	Senior loan	L + 5.25%	N/A (5)	10/2017	-	(13)	-	-
Northwestern Management Services, LLC(4)	Senior loan	L + 5.25%	N/A (5)	10/2017	-	(5)	-	-
Northwestern Management Services, LLC*	Senior loan	L + 5.25%	6.50%	10/2017	4,031	3,963	0.6	4,031
Pentec Acquisition Sub, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	05/2017	-	(3)	-	(6)
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.25%	6.50%	05/2018	1,895	1,865	0.3	1,819
Precision Dermatology, Inc.(4)	Senior loan	L + 6.00%	N/A (5)	09/2018	-	(9)	-	(4)
Precision Dermatology, Inc.	Senior loan	L + 6.00%	7.25%	09/2018	11,086	10,977	1.7	11,031
Reliant Pro ReHab, LLC	Senior loan	L + 4.75%	6.00%	06/2016	949	943	0.1	949
Reliant Pro ReHab, LLC	Senior loan	P + 3.75%	7.00%	06/2016	185	179	-	185
Reliant Pro ReHab, LLC*	Senior loan	L + 4.75%	6.00%	06/2016	3,409	3,376	0.5	3,409
Renaissance Pharma (U.S.) Holdings Inc.(4)	Senior loan	L + 5.25%	N/A (5)	05/2018	-	(4)	-	-
Renaissance Pharma (U.S.) Holdings Inc.*	Senior loan	L + 5.25%	6.75%	05/2018	4,493	4,436	0.7	4,493
Southern Anesthesia and Surgical(4)	One stop	L + 7.00%	N/A (5)	11/2017	-	(13)	-	-
Southern Anesthesia and Surgical	One stop	L + 7.00%	8.25%	11/2017	6,217	6,090	0.9	6,217
Surgical Information Systems, LLC	Second lien	L + 3.00%	4.00%	09/2018	1,714	1,714	0.3	1,714
WIL Research Company, Inc.*	Senior loan	L + 4.50%	5.75%	02/2018	784	775	0.1	776
Young Innovations, Inc.(4)	Senior loan	L + 4.50%	N/A (5)	01/2018	-	(2)	-	-
Young Innovations, Inc.	Senior loan	L + 4.50%	5.75%	01/2019	4,594	4,564	0.7	4,594
					149,009	147,000	22.5	148,155

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (Continued)

September 30, 2013

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Home and Office Furnishings,
Housewares, and Durable Consumer
WII Components, Inc.	Senior loan	P + 3.75%	7.00%	07/2016	26	25	-	26
WII Components, Inc.*	Senior loan	L + 4.75%	6.25%	07/2016	1,639	1,626	0.3	1,639
Zenith Products Corporation	One stop	P + 1.75%	5.00%	09/2013	29	29	-	24
Zenith Products Corporation*	One stop	P + 3.50%	6.75%	09/2013	3,684	3,684	0.4	2,947
					5,378	5,364	0.7	4,636
Insurance
AssuredPartners Capital, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	06/2019	-	(4)	-	-
AssuredPartners Capital, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	12/2019	-	(22)	-	-
AssuredPartners Capital, Inc.*	Senior loan	L + 4.50%	5.75%	12/2018	2,377	2,358	0.4	2,377
Captive Resources Midco, LLC (4)	Senior loan	L + 5.50%	N/A (5)	10/2017	-	(3)	-	-
Captive Resources Midco, LLC*	Senior loan	L + 5.50%	6.75%	10/2018	3,552	3,522	0.5	3,552
Evolution1, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	06/2016	-	(14)	-	-
Evolution1, Inc.	Senior loan	P + 3.75%	7.00%	06/2016	89	86	-	89
Evolution1, Inc.*	Senior loan	L + 4.75%	6.25%	06/2016	4,561	4,523	0.7	4,561
					10,579	10,446	1.6	10,579
Investment Funds and Vehicles
Senior Loan Fund LLC (7)	Senior loan	L + 4.00%	4.20%	05/2020	4,140	4,140	0.6	4,066
					4,140	4,140	0.6	4,066
Leisure, Amusement, Motion Pictures and Entertainment

Competitor Group, Inc.(4)	One stop	L + 7.75%	N/A (5)	11/2018	-	(44)	-	-
Competitor Group, Inc.	One stop	P + 6.75%	10.00%	11/2018	884	871	0.1	796
Competitor Group, Inc.*	One stop	L + 8.75%	7.75% cash/1.00% PIK	11/2018	12,774	12,581	1.8	11,496
Octane Fitness, LLC*	One stop	L + 5.50%	7.00%	12/2015	4,675	4,590	0.7	4,675
Pride Manufacturing Company, LLC*	Senior loan	L + 6.00%	7.75%	11/2015	591	586	0.1	591
Service Companies, The	Senior loan	P + 5.25%	10.25%	03/2014	155	155	-	155
Service Companies, The*	Senior loan	L + 6.50%	9.00%	03/2014	6,354	6,336	1.0	6,354
Starplex Operating, L.L.C.	One stop	L + 7.50%	9.00%	12/2017	958	940	0.1	958
Starplex Operating, L.L.C.*	One stop	L + 7.50%	9.00%	12/2017	17,432	17,171	2.6	17,432
Titan Fitness, LLC (4)	One stop	L + 6.50%	N/A (5)	09/2019	-	(26)	-	(26)
Titan Fitness, LLC	One stop	P + 5.25%	8.50%	09/2019	687	661	0.1	661
Titan Fitness, LLC	One stop	P + 5.25%	8.50%	09/2019	13,740	13,421	2.1	13,533
					58,250	57,242	8.6	56,625
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(4)	One stop	L + 6.00%	N/A (5)	10/2017	-	(5)	-	-
Benetech, Inc.*	One stop	L + 6.00%	7.25%	10/2017	5,506	5,484	0.8	5,506
					5,506	5,479	0.8	5,506
Oil and Gas
Drilling Info, Inc.(4)	One stop	L + 5.50%	N/A (5)	06/2018	-	(1)	-	(1)
Drilling Info, Inc.	One stop	L + 5.50%	6.75%	06/2018	1,368	1,355	0.2	1,354
Drilling Info, Inc.(4)	One stop	L + 5.50%	N/A (5)	06/2018	-	(5)	-	(5)
					1,368	1,349	0.2	1,348
Personal and Non-Durable Consumer Products

Hygenic Corporation, The(4)	Senior loan	L + 4.50%	N/A (5)	10/2017	-	(3)	-	-
Hygenic Corporation, The*	Senior loan	L + 4.50%	5.75%	10/2018	3,534	3,492	0.6	3,534
Massage Envy, LLC(4)	One stop	L + 7.25%	N/A (5)	09/2018	-	(15)	-	-
Massage Envy, LLC	One stop	L + 7.25%	8.50%	09/2018	16,634	16,291	2.5	16,634
Team Technologies Acquisition Company(4)	Senior loan	L + 4.75%	N/A (5)	12/2017	-	(4)	-	-
Team Technologies Acquisition Company	Senior loan	L + 4.75%	6.00%	12/2017	3,519	3,490	0.6	3,519
					23,687	23,251	3.7	23,687
Personal, Food and Miscellaneous Services

Affordable Care Inc.(4)	Senior loan	L + 4.75%	N/A (5)	12/2017	-	(2)	-	-
Affordable Care Inc.	Senior loan	L + 4.75%	6.00%	12/2018	3,541	3,510	0.5	3,541
Automatic Bar Controls, Inc.(4)	Senior loan	L + 5.75%	N/A (5)	03/2016	-	(1)	-	-
Automatic Bar Controls, Inc.*	Senior loan	L + 5.50%	7.00%	03/2016	904	897	0.1	904
Focus Brands Inc.	Second lien	L + 9.00%	10.25%	08/2018	11,195	11,076	1.7	11,418
National Veterinary Associates, Inc.	Senior loan	L + 5.00%	6.25%	12/2017	955	943	0.2	955
National Veterinary Associates, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	12/2017	-	(1)	-	-
National Veterinary Associates, Inc.	Senior loan	L + 5.00%	6.25%	12/2017	6,006	5,963	0.9	6,006
PMI Holdings, Inc. (4)	Senior loan	L + 4.75%	N/A (5)	06/2017	-	(2)	-	-
PMI Holdings, Inc.	Senior loan	L + 4.75%	5.75%	06/2017	2,629	2,609	0.4	2,629
Vetcor Merger Sub LLC	Senior loan	L + 6.50%	7.75%	12/2017	377	356	0.1	377
Vetcor Merger Sub LLC	Senior loan	L + 6.50%	7.75%	12/2017	520	513	0.1	520
Vetcor Merger Sub LLC*	Senior loan	L + 6.50%	7.75%	12/2017	5,938	5,881	0.9	5,938
					32,065	31,742	4.9	32,288

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (Continued)

September 30, 2013

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Personal Transportation
PODS Funding Corp. II	Subordinated debt	N/A	21.00%	11/2017	702	702	0.1	702
PODS Funding Corp. II	Subordinated debt	N/A	21.00%	11/2017	3,400	3,400	0.5	3,400
PODS Funding Corp. II	Subordinated debt	N/A	10.50% cash/5.00% PIK	05/2017	1,217	1,267	0.2	1,278
PODS Funding Corp. II	Subordinated debt	N/A	10.50% cash/5.00% PIK	05/2017	4,829	4,980	0.8	5,070
PODS Funding Corp. II	Senior loan	L + 6.00%	7.25%	11/2016	691	678	0.1	691
PODS Funding Corp. II*	Senior loan	L + 6.00%	7.25%	11/2016	6,091	5,978	0.9	6,091
					16,930	17,005	2.6	17,232
Printing and Publishing
Market Track, LLC(4)	Senior loan	L + 6.11%	N/A (5)	08/2018	-	(5)	-	-
Market Track, LLC*	Senior loan	L + 6.11%	7.36%	08/2018	3,114	3,076	0.5	3,114
Market Track, LLC(4)	Senior loan	L + 7.65%	N/A (5)	08/2018	-	(3)	-	-
					3,114	3,068	0.5	3,114
Retail Stores
Barcelona Restaurants, LLC(4)(6)	One stop	L + 8.25%	N/A (5)	03/2017	-	(4)	-	-
Barcelona Restaurants, LLC*(6)	One stop	L + 8.25%	9.50%	03/2017	5,707	5,623	0.9	5,707
Benihana, Inc.(4)	One stop	L + 5.50%	N/A (5)	07/2018	-	(42)	-	-
Benihana, Inc.*	One stop	L + 5.50%	6.75%	01/2019	14,106	13,679	2.1	14,106
Boot Barn, Inc.*	One stop	L + 5.75%	7.00%	05/2019	24,677	24,327	3.7	24,430
Capital Vision Services, LLC(4)	One stop	L + 7.25%	N/A (5)	12/2017	-	(16)	-	-
Capital Vision Services, LLC	One stop	P + 6.25%	9.50%	12/2017	323	311	0.1	323
Capital Vision Services, LLC*	One stop	L + 7.25%	8.50%	12/2017	13,358	13,190	2.0	13,358
DTLR, Inc.*	One stop	L + 8.00%	11.00%	12/2015	16,757	16,625	2.6	16,757
Floor & Decor Outlets of America, Inc.*	One stop	L + 6.50%	7.75%	05/2019	11,358	11,226	1.7	11,216
Marshall Retail Group, LLC, The(4)	Senior loan	L + 6.50%	N/A (5)	10/2016	-	(11)	-	-
Marshall Retail Group, LLC, The*	Senior loan	L + 6.50%	8.00%	10/2016	9,495	9,370	1.4	9,495
Paper Source, Inc.	One stop	L + 6.25%	7.25%	09/2018	169	157	-	157
Paper Source, Inc.*	One stop	L + 6.25%	7.25%	09/2018	12,703	12,562	1.9	12,576
Restaurant Holding Company, LLC	Senior loan	L + 7.50%	9.00%	02/2017	9,274	9,149	1.4	9,298
Rubio's Restaurants, Inc.*	One stop	L + 7.25%	8.75% cash/0.25% PIK	06/2015	7,695	7,637	1.2	7,695
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	626	619	0.1	626
Sneaker Villa, Inc.	One stop	P + 7.00%	11.50%	12/2017	752	736	0.1	752
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	4,549	4,453	0.7	4,549
Specialty Catalog Corp.(4)	One stop	L + 6.00%	N/A (5)	07/2017	-	(6)	-	-
Specialty Catalog Corp.	One stop	L + 6.00%	7.50%	07/2017	5,187	5,134	0.8	5,187
Vision Source L.P.	One stop	P + 5.50%	8.75%	04/2016	129	123	-	129
Vision Source L.P.*	One stop	L + 6.75%	8.00%	04/2016	11,703	11,580	1.8	11,703
					148,568	146,422	22.5	148,064
Telecommunications
Hosting.com Inc.	Senior loan	P + 3.25%	6.50%	10/2016	20	19	-	20
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	10/2016	812	802	0.1	812
ITC Global, Inc. (4)	One stop	P + 5.50%	8.75%	07/2018	10	(5)	-	(4)
ITC Global, Inc.	One stop	L + 6.75%	7.75%	07/2018	8,605	8,513	1.3	8,519
NameMedia, Inc.	Senior loan	L + 6.00%	N/A (5)	11/2014	-	-	-	-
NameMedia, Inc.	Senior loan	P + 5.00%	8.25%	11/2014	1,170	1,162	0.2	1,170
					10,617	10,491	1.6	10,517
Utilities
PowerPlan Consultants, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	03/2017	-	(1)	-	-
PowerPlan Consultants, Inc.*	Senior loan	L + 5.25%	6.75%	03/2018	4,218	4,171	0.6	4,218
					4,218	4,170	0.6	4,218

Total debt investments United States					$998,745	$985,069	150.4%	$990,172

Fair Value as a percentage of Principal Amount								99.1%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (Continued)

September 30, 2013

(In thousands)

					Principal		Percentage
	Investment	Spread Above	Interest	Maturity	Amount/Shares/		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Equity investments
Aerospace and Defense
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	$295	0.1%	$232
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	670	0.1	626
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	122
						965	0.2	980
Automobile
ABRA, Inc	LLC interest	N/A	N/A	N/A	208	1,471	0.5	3,000
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	-	66
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	-	4	-	57
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	-	26	-	34
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	-	-	-	7
						1,582	0.5	3,164
Banking
Prommis Solutions Inc.*	Preferred LLC interest	N/A	N/A	N/A	1	472	-	-
						472	-	-
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	57	746	0.1	824
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	7	691	0.1	691
Goode Seed Co-Invest, LLC	LLC units	N/A	N/A	N/A	356	356	0.1	411
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	555
Northern Brewer, LLC	LLC interest	N/A	N/A	N/A	142	315	-	271
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	-	138
						2,849	0.4	2,890
Containers, Packaging and Glass
Packaging Coordinators, Inc.	LLC interest	N/A	N/A	N/A	48	2,476	0.4	2,476
						2,476	0.4	2,476
Diversified Conglomerate Manufacturing
Oasis Outsourcing Holdings, Inc.	LLC interest	N/A	N/A	N/A	1,088	1,088	0.3	1,797
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	-	148	-	23
TIDI Products, LLC	LLC interest	N/A	N/A	N/A	315	315	0.1	368
						1,551	0.4	2,188
Diversified Conglomerate Service
Document Technologies, LLC	LLC interest	N/A	N/A	N/A	24	490	0.1	624
Marathon Data Operating Co., LLC	Common stock	N/A	N/A	N/A	1	264	-	264
Marathon Data Operating Co., LLC	Preferred stock	N/A	N/A	N/A	1	264	-	264
Navex Global, Inc.	LP interest	N/A	N/A	N/A	-	666	0.1	386
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	-	7
PC Helps Support, LLC	Preferred stock	N/A	N/A	N/A	-	61	-	61
Secure-24, LLC	LLC Units	N/A	N/A	N/A	263	263	-	263
						2,015	0.2	1,869
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,269	1,269	0.2	1,269

Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	0.1	675
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	13	829	0.2	869
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	695	0.1	350
Dialysis Newco, Inc.	LLC interest	N/A	N/A	N/A	871	124	0.1	765
Encore Rehabilitation Services, LLC	LLC interest	N/A	N/A	N/A	270	271	0.1	349
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	-	103	-	103
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	-	38	-	13
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	514	0.1	665
National Healing Corporation	Preferred stock	N/A	N/A	N/A	695	799	0.1	812
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	569	0.1	731
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	-	8
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	-	249	-	259
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	-	62
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	264	-	278
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	487	0.1	603
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	495
Young Innovations, Inc.	Preferred stock	N/A	N/A	N/A	-	236	-	236
						5,778	1.1	7,273
Home and Office Furnishings, Housewares, and Durable Consumer

Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	73	-	110

Investment Funds and Vehicles
Senior Loan Fund LLC (7)	LLC interest	N/A	N/A	N/A	591	591	0.1	768

Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	121	-	135

Leisure, Amusement, Motion Pictures and Entertainment

Competitor Group, Inc.	LLC interest	N/A	N/A	N/A	711	711	0.1	393
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	712
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	6	582	0.1	582
						2,005	0.3	1,687

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (Continued)

September 30, 2013

(In thousands)

					Principal		Percentage
	Investment	Spread Above	Interest	Maturity	Amount/Shares/		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Personal and Non-Durable Consumer Products

Hygenic Corporation, The	LP interest	N/A	N/A	N/A	1	61	-	61
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	749
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	-	148	-	148
						958	0.1	958
Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	271	-	-	256

Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	-	145	-	180
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	-	162
						290	-	342
Retail Stores
Barcelona Restaurants, LLC(6)	LP interest	N/A	N/A	N/A	1,996	1,996	0.4	2,518
Benihana, Inc.	LLC interest	N/A	N/A	N/A	43	699	0.1	830
Capital Vision Services, LLC	LLC interest	N/A	N/A	N/A	402	402	0.1	473
Paper Source, Inc.	LLC interest	N/A	N/A	N/A	8	1,387	0.2	1,387
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.2	1,178
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	462
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	936	0.1	949
						6,776	1.2	7,797
Telecommunications
ITC Global, Inc.	Preferred stock	N/A	N/A	N/A	17	311	0.1	311

Total equity investments United States						$30,082	5.2%	$34,473

Total United States						$1,015,151	155.6%	$1,024,645

Total Investments						$1,017,961	155.6%	$1,024,645

*	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 7).
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
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2013.
(3)	Loan was on non-accrual status as of September 30, 2013, meaning that the Company has ceased recognizing interest income on the loan.
(4)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(5)	The entire commitment was unfunded at September 30, 2013. As such, no interest is being earned on this investment.
(6)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as it owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the financial statements for transactions during the year ended September 30, 2013 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control.)
(7)	As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as we own more than 25% of the portfolio company's outstanding voting securities or have the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the year ended September 30, 2013 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(8)	Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(9)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire One Stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)

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

The Company’s investment strategy is to invest in senior secured, one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans, warrants and equity securities to middle market companies that are, in most cases, sponsored by private equity investors. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

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

Consolidation: As permitted under Regulation S-X and ASC Topic 946 – Financial Services – Investment Companies, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries in its consolidated financial statements. The Company does not consolidate its noncontrolling interest in Senior Loan Fund LLC (“SLF”). See further description of the Company’s investment in SLF in Note 4.

Assets related to transactions that do not meet ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”) requirements for accounting sale treatment are reflected in the Company’s consolidated statements of financial condition as investments. Those assets are owned by special purpose entities, including Golub Capital BDC 2010-1 LLC (the "Issuer"), Golub Capital BDC Funding LLC ("Funding") and Golub Capital BDC Revolver Funding, LLC (“Revolver Funding”), that are consolidated in the Company’s financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

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

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. In addition, the Company may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. All other income is recorded into income when earned. The Company records prepayment premiums on loans as interest income when received. For the three months ended December 31, 2013 and 2012, interest income included $1,000 and $487 of prepayment premiums. When the Company receives principal payments on a loan in an amount that exceeds the loan’s accreted or amortized cost, it records the excess principal payment as interest income. For the three months ended December 31, 2013 and 2012, interest income included $1,908 and $2,440, respectively, of accretion of discounts.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

As of December 31, 2013 and September 30, 2013, the Company had interest receivable of $4,178 and $4,316, respectively. For the three months ended December 31, 2013 and 2012, the Company earned interest of $25,563 and $18,327, respectively. For the three months ended December 31, 2013 and 2012, the Company received interest in cash, which excludes income from amortization of loan origination fees, original issue discount and market discount or premium, in the amounts of $25,130 and $16,306, respectively. For the three months ended December 31, 2013 and 2012, the Company received loan origination fees of $2,982 and $3,734 respectively. These loan origination fees are capitalized and amortized over the life of the loan as interest income.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2013 and 2012, the Company recorded PIK income of $413 and $574, respectively, and received PIK payments in cash of $1,750 and $332, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended December 31, 2013 and 2012, the Company recorded dividend income of $16 and $267, respectively. For the three months ended December 31, 2013 and 2012, the Company received return of capital distributions of $1,350 and $50, respectively.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The total fair value of non-accrual loans was $5 and $665 as of December 31, 2013 and September 30, 2013, respectively.

Partial loan sales: The Company follows the guidance in ASC Topic 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated statements of financial condition and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 7 for additional information.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that it’s estimated current year annual taxable income, determined on a calendar basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2013 and 2012, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through December 31, 2013. The 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Deferred financing costs: Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2013 and September 30, 2013, the Company had deferred financing costs of $8,884 and $7,742, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three months ended December 31, 2013, and 2012 was $439 and $366, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. There were no deferred offering costs as of December 31, 2013 and September 30, 2013.

Recent accounting pronouncements: In June 2013, the Financial Accounting Standards Board (“ FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interests in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. The Company does not expect ASU 2013-08 to have a material impact on the Company’s consolidated financial position or disclosures.

Note 3.	Related Party Transactions

Investment Advisory Agreement: On April 14, 2010, GBDC entered into the Investment Advisory Agreement with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board most recently reapproved the Investment Advisory Agreement in February 2014. The Investment Adviser is a registered investment adviser with the Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.375% of average adjusted gross assets at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser is voluntarily excluding assets funded with secured borrowing proceeds from the management fee. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company.

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

For the three months ended December 31, 2013 and 2012, the Income Incentive Fee incurred was $3,032 and $2,394, respectively.

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

The Capital Gain Incentive Fee equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date), which commenced with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s “Capital Gain Incentive Fee Base” equals the sum of (1) realized capital gains, if any, on a cumulative positive basis from the date the Company elected to become a BDC through the end of each calendar year, (2) all realized capital losses on a cumulative basis and (3) all unrealized capital depreciation on a cumulative basis.

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

The Company accrues the Capital Gain Incentive Fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) is positive. The Capital Gain Incentive Fee is calculated on a cumulative basis from April 13, 2010 through the end of each calendar year. For the three months ended December 31, 2013 and 2012, the Capital Gain Incentive Fee was zero.

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

Administration Agreement: Under the Administration Agreement, the Administrator furnishes GBDC with office facilities and equipment, provides GBDC with clerical, bookkeeping and record keeping services at such facilities and provides GBDC with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company’s day-to-day operations. GBDC reimburses the Administrator the allocable portion (subject to the review and approval of the Board) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and GBDC’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, not to exceed the amount the Company receives from such portfolio companies.

Included in accounts payable and accrued expenses is $582 and $752 as of December 31, 2013 and September 30, 2013, respectively, for accrued allocated shared services under the Administration Agreement. The administrative service fee expense under the Administration Agreement for the three months ended December 31, 2013 and 2012 was $582 and $548, respectively.

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

Total expenses reimbursed to the Administrator during the three months ended December 31, 2013 and 2012 were $323 and $0, respectively.

As of December 31, 2013 and September 30, 2013, included in accounts payable and accrued expenses were $324 and $323, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

Note 4.	Investments

Investments consisted of the following:

	December 31, 2013			September 30, 2013
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$296,322	$292,890	$290,646	$301,613	$297,808	$296,158
One stop	708,169	698,446	701,960	558,140	549,855	554,523
Second lien	110,476	108,188	110,955	113,098	111,701	112,873
Subordinated debt	5,131	5,083	5,882	24,596	24,375	22,552
Investment in SLF (1), (3)	28,356	28,356	27,871	4,140	4,140	4,066
Investment in SLF (2) , (3)	N/A	4,051	4,879	N/A	591	768
Equity	N/A	29,575	37,726	N/A	29,491	33,705
Total	$1,148,454	$1,166,589	$1,179,919	$1,001,587	$1,017,961	$1,024,645

(1)	Amount presented represents the Company's investment in SLF subordinated notes.

(2)	Amount presented represents the Company's investment in SLF LLC equity interests.

(3)	SLF's proceeds from the subordinated notes and LLC equity interests invested in SLF were utilized by SLF to invest in secured debt securities including traditional senior debt and any related revolving credit facility or similar facility.

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

	December 31, 2013		September 30, 2013
Cost:
United States
Mid-Atlantic	$165,335	14.2%	$119,950	11.8%
Midwest	329,965	28.3	298,567	29.3
West	240,893	20.6	172,066	16.9
Southeast	258,398	22.1	261,948	25.7
Southwest	106,000	9.1	94,301	9.3
Northeast	65,998	5.7	68,319	6.7
Canada	-	-	2,810	0.3
Total	$1,166,589	100.0%	$1,017,961	100.0%

Fair Value:
United States
Mid-Atlantic	$161,727	13.7%	$118,237	11.6%
Midwest	336,875	28.6	302,154	29.5
West	241,469	20.5	172,168	16.8
Southeast	264,769	22.4	266,831	26.0
Southwest	107,299	9.1	95,608	9.3
Northeast	67,780	5.7	69,647	6.8
Canada	-	-	-	-
Total	$1,179,919	100.0%	$1,024,645	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at cost and fair value were as follows:

	December 31, 2013		September 30, 2013
Cost:
Aerospace and Defense	$29,071	2.5%	$14,789	1.5%
Automobile	50,196	4.3	44,048	4.4
Banking	208	-	1,288	0.2
Beverage, Food and Tobacco	117,583	10.1	110,138	10.8
Buildings and Real Estate	789	0.1	3,338	0.3
Cargo Transport	1,952	0.2	1,950	0.2
Chemicals, Plastics and Rubber	5,964	0.5	6,622	0.7
Containers, Packaging and Glass	40,419	3.5	40,729	4.0
Diversified Conglomerate Manufacturing	55,163	4.7	59,445	5.8
Diversified Conglomerate Service	143,511	12.3	143,850	14.1
Electronics	83,116	7.1	60,428	5.9
Farming and Agriculture	3,792	0.3	3,798	0.4
Finance	13,799	1.2	22,591	2.2
Grocery	18,074	1.5	18,063	1.8
Healthcare, Education and Childcare	168,934	14.5	152,778	15.0
Home and Office Furnishings, Housewares and Durable Consumer	7,365	0.6	5,437	0.5
Insurance	10,701	0.9	10,568	1.0
Investment Funds and Vehicles	32,407	2.8	4,731	0.5
Leisure, Amusement, Motion Pictures and Entertainment	62,082	5.3	62,057	6.1
Mining, Steel, Iron and Non-Precious Metals	5,609	0.5	5,479	0.5
Oil and Gas	1,342	0.1	1,349	0.1
Personal and Non-Durable Consumer Products	29,764	2.6	24,208	2.4
Personal, Food and Miscellaneous Services	67,629	5.8	31,742	3.1
Personal Transportation	-	-	17,006	1.7
Printing and Publishing	29,455	2.5	3,359	0.3
Retail Stores	159,968	13.7	153,198	15.0
Telecommunications	23,546	2.0	10,802	1.1
Utilities	4,150	0.4	4,170	0.4
Total	$1,166,589	100.0%	$1,017,961	100.0%

	December 31, 2013		September 30, 2013
Fair Value:
Aerospace and Defense	$28,639	2.4%	$14,707	1.4%
Automobile	52,426	4.4	45,737	4.4
Banking	5	-	62	-
Beverage, Food and Tobacco	120,065	10.2	112,755	11.0
Buildings and Real Estate	799	0.1	2,202	0.2
Cargo Transport	1,998	0.2	2,003	0.2
Chemicals, Plastics and Rubber	6,098	0.5	6,772	0.7
Containers, Packaging and Glass	42,836	3.6	41,015	4.0
Diversified Conglomerate Manufacturing	56,187	4.8	60,488	5.9
Diversified Conglomerate Service	144,309	12.2	145,162	14.2
Electronics	83,772	7.1	61,103	6.0
Farming and Agriculture	3,828	0.3	3,838	0.4
Finance	11,037	0.9	20,976	2.0
Grocery	18,333	1.6	18,154	1.8
Healthcare, Education and Childcare	172,632	14.6	155,426	15.2
Home and Office Furnishings, Housewares and Durable Consumer	6,131	0.5	4,746	0.5
Insurance	10,826	0.9	10,713	1.0
Investment Funds and Vehicles	32,750	2.8	4,834	0.5
Leisure, Amusement, Motion Pictures and Entertainment	60,750	5.1	58,314	5.7
Mining, Steel, Iron and Non-Precious Metals	5,635	0.5	5,506	0.5
Oil and Gas	1,360	0.1	1,348	0.1
Personal and Non-Durable Consumer Products	30,206	2.6	24,646	2.4
Personal, Food and Miscellaneous Services	68,224	5.8	32,288	3.2
Personal Transportation	687	0.1	17,488	1.7
Printing and Publishing	29,493	2.5	3,456	0.3
Retail Stores	163,073	13.8	155,860	15.2
Telecommunications	23,656	2.0	10,828	1.1
Utilities	4,164	0.4	4,218	0.4
Total	$1,179,919	100.0%	$1,024,645	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Senior Loan Fund:

Effective May 31, 2013, the Company entered an agreement to co-invest with United Insurance Company of America (“United Insurance”) through SLF, an unconsolidated Delaware LLC, whose purpose is to primarily invest in senior secured loans of middle market companies. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of representatives of the Company and United Insurance (with approval from a representative of each required). SLF is capitalized with subordinated notes and LLC interest subscriptions from the Company and United Insurance. The Company has committed to fund $87,500 of subordinated notes and United Insurance has committed to fund $12,500 of subordinated notes.

As of December 31, 2013 and September 30, 2013, SLF had commitments from the Company and United Insurance of $100,000 of subordinated notes, respectively, of which approximately $32,407 and $4,732 in aggregate principal amount was funded at December 31, 2013 and September 30, 2013, respectively. As of December 31, 2013 and September 30, 2013, the Company’s investment in SLF consisted of subordinated notes of $28,356 and $4,140, respectively, and LLC interests of $4,051 and $592, respectively. As of December 31, 2013 and September 30, 2013, United Insurance‘s investment in SLF consisted of subordinated notes of $4,051 and $592, respectively, and LLC interests of $579 and $84, respectively. As of December 31, 2013, the Company and United Insurance owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC interests.

As of December 31, 2013 and September 30, 2013, SLF had total assets at fair value of $37,663 and $13,821, respectively. As of December 31, 2013, SLF’s portfolio was comprised of 13 first lien senior secured loans and six revolving credit loans to U.S. middle market companies and none of these loans was on non-accrual status. As of September 30, 2013, SLF’s portfolio was comprised of six first lien senior secured loans and three revolving credit loans to U.S. middle market companies and none of these loans was on non-accrual status. The portfolio companies in SLF are in industries similar to those in which the Company may invest directly.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of December 31, 2013 and September 30, 2013:

	As of December 31, 2013	As of September 30, 2013
Senior secured loans (1)	$36,690	$13,677
Weighted average current interest rate on senior secured loans (2)	5.7%	5.9%
Number of borrowers in SLF	11	4
Largest loan to a single borrower (1)	$8,291	$8,313
Total of five largest loans to borrowers (1)	$24,775	$13,620

(1)	At principal amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

SLF Loan Portfolio as of December 31, 2013

				Current
			Maturity	Interest		Principal
Portfolio Company	Business Description	Investment Type	Date	Rate (1)		Amount
ARG IH Corporation (2)	Beverage, Food and Tobacco	Senior Loan	11/2020	5.0%		$2,167
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.8		8,291
Diversified Foodservice Supply, Inc. (2)	Beverage, Food and Tobacco	Senior Loan	12/2018	6.0		4,120
Diversified Foodservice Supply, Inc. (2)	Beverage, Food and Tobacco	Senior Loan	12/2018	N/A	(3)	-
El Pollo Loco Inc (2)	Personal, Food and Miscellaneous Services	Senior Loan	10/2018	5.3		4,776
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8		2,073
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	N/A	(3)	-
Plano Molding Company, LLC (2)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	10/2018	5.3		1,862
Rug Doctor LLC (2)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3		5,130
Rug Doctor LLC (2)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	7.5		200
SoftWriters, Inc.	Diversified/Conglomerate Service	Senior Loan	09/2018	5.3		1,578
SoftWriters, Inc.	Diversified/Conglomerate Service	Senior Loan	09/2018	N/A	(3)	-
SoftWriters, Inc.	Diversified/Conglomerate Service	Senior Loan	09/2018	N/A	(3)	-
Systems Maintenance Services Holding, Inc. (2)	Electronics	Senior Loan	10/2019	5.3		2,458
Take 5 Oil Change, L.L.C. (2)	Automobile	Senior Loan	07/2018	6.3		1,441
Take 5 Oil Change, L.L.C. (2)	Automobile	Senior Loan	07/2018	6.3		27
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.5		2,218
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.5		166
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	6.5		183
						$36,690

(1)	Represents the weighted average annual current interest rate as of December 31, 2013. All interest rates are payable in cash.
(2)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.
(3)	The entire commitment was unfunded at December 31, 2013. As such, no interest is being earned on this investment.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Loan Portfolio as of September 30, 2013

				Current
Portfolio			Maturity	Interest		Principal
Company	Business Description	Investment Type	Date	Rate (1)		Amount
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.8%		$8,313
SoftWriters, Inc.	Diversified/Conglomerate Service	Senior Loan	09/2018	6.5		1,578
SoftWriters, Inc.	Diversified/Conglomerate Service	Senior Loan	09/2018	N/A	(2)	-
SoftWriters, Inc.	Diversified/Conglomerate Service	Senior Loan	09/2018	N/A	(2)	-
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior Loan	07/2018	6.3		1,445
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior Loan	07/2018	6.3		57
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.5		2,218
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.5		66
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	N/A	(2)	-
						$13,677

(1)	Represents the weighted average annual current interest rate as of September 30, 2013. All interest rates are payable in cash.
(2)	The entire commitment was unfunded at September 30, 2013. As such, no interest is being earned on this investment.
(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

The amortized cost and fair value of the subordinated notes held by the Company was $28,356 and $27,871, respectively, as of December 31, 2013, and $4,140 and $4,066, respectively, as of September 30, 2013. The subordinated notes pay a weighted average interest rate of three month LIBOR plus 4.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the underlying loan portfolio. This may result in a return to the holders of the subordinated notes that is greater than both the contractual coupon on the subordinated notes as well as the weighted average current interest rate on SLF’s portfolio of 5.7% and 5.9% at December 31, 2013 and September 30, 2013, respectively. For the three months ended December 31, 2013, the Company earned interest income of $181 on the subordinated notes. The Company did not hold any subordinated notes during the three months ended December 31, 2012, as SLF did not commence operations until May 2013.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Below is certain summarized financial information for SLF as of December 31, 2013 and September 30, 2013 and for the three months ended December 31, 2013 and 2012:

	As of December 31, 2013	As of September 30, 2013
Selected Balance Sheet Information, at fair value
Investments in loans receivable, net of discount for loan origination fees	$36,626	$13,666
Cash and other assets	1,037	155
Total assets	$37,663	$13,821

Payable for open trades	$-	$8,259
Other liabilities	234	37
Total liabilities	234	8,296
Subordinated notes and members' equity	37,429	5,525
Total liabilities and members' capital	$37,663	$13,821

	Three months ended December 31,
	2013	2012
Selected Statement of Operations Information:
Total revenues	$333	NA	(1)
Total expenses	$231	NA	(1)
Net change in unrealized appreciation on investments and subordinated notes	$642	NA	(1)
Net increase in net assets	$744	NA	(1)

(1)	SLF did not commence operations until May 2013.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is a company in which the Company owns more than 25% of its voting securities. Transactions related to our investments with both controlled and non-controlled affiliates for the three months ended December 31, 2013 were as follows:

Portfolio	Fair value at	Purchases	Redemptions	Sales	Discount	Net realized	Net unrealized	Fair value at	Interest	Dividend
Company	September 30, 2013	(cost)	(cost)	(cost)	accretion	gains / (losses)	gains / (losses)	December 31, 2013	income	income
Controlled Affiliates
Senior Loan Fund LLC *	$4,834	$27,676	$-	$-	$-	$-	$240	$32,750	$181	$-
Non-Controlled Affiliates
Barcelona Restaurants, LLC	8,225	-	(5,707)	-	87	-	274	2,879	309	-
Total Controlled and
Non-Controlled Affiliates	$13,059	$27,676	$(5,707)	$-	$87	$-	$514	$35,629	$490	$-

*	Together with United Insurance, the Company co-invests through SLF. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of representatives of the Company and United Insurance (with approval from a representative of each required). Therefore, although the Company owns more than 25% of the voting securities of SLF (even though these "voting securities" do not afford the Company the right to elect directors of SLF or any other special rights), the Company does not believe that it has control over SLF for purposes of the 1940 Act or otherwise.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6.	Fair Value Measurements

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among level 1, 2 and 3 of the fair value hierarchy for investments during the three months ended December 31, 2013 and 2012. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Level 1 assets and liabilities are valued using quoted market prices. Level 2 assets and liabilities are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 assets and liabilities are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuations of debt and equity securities without readily available market quotations subject to review by an independent valuation firm. All assets and liabilities as of December 31, 2013 and September 30, 2013, other than cash and cash equivalents, were valued using Level 3 inputs of the fair value hierarchy.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

When valuing Level 3 debt and equity investments and secured borrowing liabilities, the Company may take into account the following factors, where relevant, in determining the fair value of the investments: the enterprise value of a portfolio company, the nature and realizable valuable of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments or secured borrowings are credit impaired. If debt investments or secured borrowings are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments and secured borrowings that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.

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

Fair value of the Company’s debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents fair value measurements of the Company’s investments and secured borrowing liabilities and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

As of December 31, 2013:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$1,137,314	$1,137,314
Equity investments(1)	-	-	42,605	42,605
Total Assets:	$-	$-	$1,179,919	$1,179,919
Secured borrowings:	$-	$-	$14,366	$14,366

As of September 30, 2013:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$990,172	$990,172
Equity investments(1)	-	-	34,473	34,473
Total Assets:	$-	$-	$1,024,645	$1,024,645
Secured borrowings:	$-	$-	$8,809	$8,809

(1) Refer to the consolidated schedules of investments for further details.

The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2013 and 2012 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held as of December 31, 2013 and 2012 was $3,104 and $1,719, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the three months ended December 31, 2013 and 2012:

	Three months ended December 31, 2013			Three months ended December 31, 2013
	Debt Investments	Equity Investments	Total Investments	Secured borrowings

Fair value, beginning of period	$990,172	$34,473	$1,024,645	$8,809

Net change in unrealized appreciation on investments	2,058	4,589	6,647	-
Net change in unrealized appreciation on secured borrowings	-	-	-	76
Realized gain / (loss) gain on investments	(4,522)	(472)	(4,994)	-
Fundings of revolving loans, net	(277)	-	(277)	-
Fundings of investments	250,848	5,365	256,213	-
PIK interest	(653)	-	(653)	-
Proceeds from principal payments and sales of portfolio investments	(102,220)	(1,350)	(103,570)	-
Proceeds from secured borrowings	-	-	-	16,448
Repayments on secured borrowings	-	-	-	(11,010)
Amortization of discount and premium	1,908	-	1,908	43

Fair value, end of period	$1,137,314	$42,605	$1,179,919	$14,366

	Three months ended December 31, 2012
	Debt Investments	Equity Investments	Total Investments

Fair value, beginning of period	$651,485	$21,425	$672,910

Net change in unrealized appreciation (depreciation) on investments and derivative instruments	(401)	48	(353)
Realized gain on investments	55	39	94
Fundings of revolving loans, net	2,828	-	2,828
Fundings of investments	231,738	3,589	235,327
PIK Interest	705	-	705
Proceeds from principal payments and sales of portfolio investments	(145,347)	(262)	(145,609)
Amortization of discount and premium	2,440	-	2,440

Fair value, end of period	$743,503	$24,839	$768,342

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments and secured borrowings as of December 31, 2013 and September 30, 2013.

Quantitative information about Level 3 Fair Value Measurements

	Fair value at December 31, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)(2)(3)	$ 256,091	Market rate approach	Market interest rate	4.0% - 19.0% (7.2%)
		Market comparable companies	EBITDA multiples (4)	4.5x - 13.5x (8.6x)
			Revenue multiples (4)	2.9x - 4.4x (4.0x)

Subordinated Notes of SLF	$ 27,871	Discounted cash flow analysis	Discount rate	5.0%

One stop loans (1)(5)(6)	$ 659,348	Market rate approach	Market interest rate	4.0% - 15.3% (8.4%)
		Market comparable companies	EBITDA multiples	6.5x - 18.4x (9.2x)

Subordinated and second lien loans (1)(7)	$ 88,567	Market rate approach	Market interest rate	8.0% - 14.0% (9.8%)
		Market comparable companies	EBITDA multiples	7.0x - 16.3x (9.9x)

Equity securities (8)	$ 37,727	Market comparable companies	EBITDA multiples (9)	6.0x - 15.0x (9.3x)
			Revenue multiples (9)	4.4x

Liabilities:
Secured borrowings (10)	$ 14,366	Market rate approach	Market interest rate	5.0% - 8.0% (7.3%)
		Market comparable companies	EBITDA multiples	8.5x - 18.43x (8.8x)

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable approach. The unobservable inputs for both valuation techniques have been presented, but the fair value at December 31, 2013 was determined using the market rate approach.

(2)	Excludes $34,549 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.

(3)	Excludes $5 of non-accrual loans at fair value, which the Company valued on a liquidation basis.

(4)	The Company valued $222,126 and $33,965 of senior secured loans using EBITDA and revenue multiples, respectively. All senior secured loans were also valued using the market rate approach.

(5)	Excludes $40,198 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.

(6)	Excludes $2,414 of loans at fair value, which the Company valued on a liquidation basis.

(7)	Excludes $28,270 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.

(8)	Excludes $4,879 of equity investments at fair value, which the Company valued using the net asset value of the equity investment.

(9)	The Company valued $36,458 and $1,269 of equity investments using EBITDA and revenue multiples, respectively.

(10)	The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market comparable approach. The unobservable inputs for both valuation techniques have been presented, but the fair value at December 31, 2013 was determined using the market rate approach.

Quantitative information about Level 3 Fair Value Measurements

	Fair value at September 30, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)(2)(3)	$ 266,294	Market rate approach	Market interest rate	5.3% - 28.8% (7.9%)
		Market comparable companies	EBITDA multiples (4)	5.0x - 13.5x (8.6x)
			Revenue multiples (4)	3.2x - 7.0x (4.9x)

Subordinated Notes of SLF	$ 4,066	Discounted cash flow analysis	Discount rate	5.3%

One stop loans (1)(5)(6)	$ 511,630	Market rate approach	Market interest rate	5.8% - 15.3% (8.7%)
		Market comparable companies	EBITDA multiples	6.5x - 18.4x (9.1x)

Subordinated and second lien loans (1)(7)	$ 107,156	Market rate approach	Market interest rate	8.0% - 21.0% (11.7%)
		Market comparable companies	EBITDA multiples	7.0x - 16.5x (9.2x)

Equity securities (8)	$ 33,704	Market comparable companies	EBITDA multiples	6.0x - 29.1x (9.8x)

Liabilities:
Secured borrowings (9)	$ 8,809	Market rate approach	Market interest rate	7.0% - 7.8% (7.1%)
		Market comparable companies	EBITDA multiples	8.5x

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable approach. The unobservable inputs for both valuation techniques have been presented, but the fair value at September 30, 2013 was determined using the market rate approach.

(2)	Excludes $27,773 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.

(3)	Excludes $665 of non-accrual loans at fair value and $1,424 of loans at fair value, which the Company valued on a liquidation basis.

(4)	The Company valued $232,719 and $33,575 of senior secured loans using EBITDA and revenue multiples, respectively. All senior secured loans were also valued using the market rate approach.

(5)	Excludes $39,924 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.

(6)	Excludes $2,971 of loans at fair value, which the Company valued on a liquidation basis.

(7)	Excludes $28,269 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.

(8)	Excludes $769 of equity investments at fair value, which the Company valued using the net asset value of the equity investment.

(9)	The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market comparable approach. The unobservable inputs for both valuation techniques have been presented, but the fair value at September 30, 2013 was determined using the market rate approach.

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

The following are the carrying values and fair values of the Company’s debt as of December 31, 2013 and September 30, 2013. Fair value is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

	As of December 31, 2013		As of September 30, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt	$577,200	$568,875	$412,100	$403,619

Note 7.	Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of December 31, 2013, the Company’s asset coverage for borrowed amounts was 266.9%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Debt Securitization: On July 16, 2010, the Company completed a $300,000 term debt securitization (“Debt Securitization”). The notes (“Notes”) offered in the Debt Securitization were issued by the Issuer, a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A Notes and Class B Notes are secured by the assets held by the Issuer. The Debt Securitization was executed through a private placement of $174,000 of Aaa/AAA Class A Notes of the Issuer which, as amended, bear interest at three-month LIBOR plus 1.74%. The $10,000 face amount of Class B Notes bears interest at a rate of three-month LIBOR plus 2.40%, and the $116,000 face amount of Subordinated Notes does not bear interest. In partial consideration for the loans transferred to the Issuer as part of the Debt Securitization, Holdings retained all of the Class B and Subordinated Notes totaling $10,000 and $116,000, respectively, and all of the membership interests in the Issuer, which Holdings initially purchased for two hundred and fifty dollars. On February 15, 2013, the Company amended the Debt Securitization to issue an additional $29,000 in Class A Notes, $2,000 in Class B Notes and $19,000 in Subordinated Notes. The additional Class A Notes of the Issuer were sold through a private placement and the additional Class B Notes and additional Subordinated Notes were retained by Holdings. On November 15, 2013, Holdings sold the $12,000 of Class B Notes of the Debt Securitization and on November 20, 2013, the transaction closed and proceeds of $11,999 were received. The Class A Notes are included in the December 31, 2013 and September 30, 2013 consolidated statements of financial condition as debt of the Company. The Class B Notes are included in the December 31, 2013 consolidated statements of financial condition as debt of the Company and at September 30, 2013 were eliminated in consolidation. As of December 31, 2013 and September 30, 2013, the Subordinated Notes were eliminated in consolidation.

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

As of December 31, 2013 and September 30, 2013, there were 88 and 91 portfolio companies with a total fair value of $340,804 and $343,166, respectively, securing the Notes. The pool of loans in the Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the Debt Securitization is based on three-month LIBOR, which as of December 31, 2013 was 0.2%. For the three months ended December 31, 2013 and 2012 , the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Debt Securitization were as follows:

	For the three months ended December 31,
	2013	2012
Stated interest expense	$1,069	$1,223
Amortization of debt issuance costs	142	158
Total interest and other debt financing expenses	$1,211	$1,381
Cash paid for interest expense	$1,004	$1,298
Annualized average stated interest rate	2.0%	2.8%
Average outstanding balance	$208,478	$174,000

The classes, amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A and B Notes are as follows:

Description	Class A Notes	Class B Notes

Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$203,000	$12,000
Moody's Rating	"Aaa"	"Aa"
S&P Rating	"AAA"	"AA"
Interest Rate	LIBOR + 1.74%	LIBOR + 2.40%
Stated Maturity	July 20, 2023	July 20, 2023

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225,000 and the maximum amount that may be issued by a single SBIC licensee is $150,000. As of December 31, 2013, SBIC IV and SBIC V had $150,000 and $46,250 of outstanding SBA-guaranteed debentures, respectively, leaving incremental borrowing capacity of $28,750 for SBIC V under present SBIC regulations. As of September 30, 2013, SBIC IV and SBIC V had $146,250 and $33,250, respectively, of outstanding SBA-guaranteed debentures.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

SBIC IV and SBIC V may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of December 31, 2013, the Company had committed and funded $75,000 to SBIC IV and SBIC IV had SBA-guaranteed debentures of $150,000 outstanding that mature between March 2021 and March 2024. As of December 31, 2013, the Company had committed $37,500 and funded $26,125 to SBIC V, and SBIC V had SBA-guaranteed debentures of $46,250 outstanding which mature between September 2023 and March 2024.

The interest rate on $169,500 of outstanding debentures is fixed at an average annualized interest rate of 3.6%. The annualized interim financing rate on the remaining $26,750 of outstanding debentures was 1.4% as of December 31, 2013. The interest rate on the $26,750 of interim outstanding debentures will be fixed at the next pooling date on March 26, 2014. For the three months ended December 31, 2013 and 2012, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended December 31,
	2013	2012
Stated interest expense	$1,593	$1,092
Amortization of debt issuance costs	225	152
Total interest and other debt financing expenses	$1,818	$1,244
Cash paid for interest expense	$-	$-
Annualized average stated interest rate	3.5%	3.4%
Average outstanding balance	$182,546	$129,158

Revolving Credit Facility: On July 21, 2011, Funding, a wholly owned subsidiary of the Company, entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which as of December 31, 2013 allowed Funding to borrow up to $250,000 at any one time outstanding.

On October 31, 2013, the Company and Funding amended the Credit Facility to, among other things, increase the size of the Credit Facility from $100 million to $250 million, extend the expiration of the reinvestment period to October 21, 2014, during which period Funding, subject to certain conditions, may make borrowings under the facility and extend the stated maturity date from October 20, 2017 to October 22, 2018.

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

The Credit Facility is collateralized by all of the assets held by Funding, and the Company has pledged its interests in Funding as collateral to Wells Fargo Bank, N.A., as the collateral agent, under an ancillary agreement to secure the obligations of the Company as the transferor and servicer under the Credit Facility. Both the Company and Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Credit Facility is subject to the leverage restrictions contained in the 1940 Act.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of December 31, 2013 and September 30, 2013, the Company had outstanding debt under the Credit Facility of $165,950 and $29,600, respectively. For the three months ended December 31, 2013 and 2012, the Company had borrowings on the Credit Facility of $186,600 and $96,150 and repayments on the Credit Facility of $50,250 and $59,500, respectively. For the three months ended December 31, 2013 and 2012, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended December 31,
	2013	2012
Stated interest expense	$640	$229
Facility fees	168	85
Amortization of debt issuance costs	71	56
Total interest and other debt financing expenses	$879	$370
Cash paid for interest expense	$584	$249
Annualized average stated interest rate	2.5%	2.6%
Average outstanding balance	$103,564	$35,610

Revolver: On November 22, 2013, Revolver Funding, a wholly owned subsidiary of the Company, entered into a $15,000 revolving line of credit (“Revolver”), which may be increased to an amount not to exceed $30,000, with The PrivateBank and Trust Company (“PrivateBank”) that matures on November 22, 2019. The Revolver bears an interest rate of either LIBOR plus 3.50% per annum or PrivateBank’s prime rate plus 1.50% per annum through November 22, 2014 and LIBOR plus 2.50% per annum or PrivateBank’s prime rate plus 0.50% per annum for the period subsequent to November 22, 2014. The Revolver is collateralized by all of the assets held by Revolver Funding. Both the Company and Revolver Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Revolver is subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended. In addition, the Company pays a fee of 0.25% per annum on any unused portion of the Revolver.

As of December 31, 2013 and September 30, 2013, the Company had no outstanding debt under the Revolver. For the three months ended December 31, 2013 and 2012, the Company had no borrowings and repayments on the Revolver. For the three months ended December 31, 2013 and 2012, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the three months ended December 31,
	2013		2012
Stated interest expense	$-		N/A
Amortization of original issuance costs	6		N/A
Total interest and other debt financing expenses	$6		N/A
Cash paid for interest expense	$4		N/A
Annualized average stated interest rate	N/A	%	N/A
Average outstanding balance	$-		N/A

The average total debt outstanding (including the debt under the Debt Securitization, SBA debentures, Credit Facility and Revolver) for the three months ended December 31, 2013 and 2012 was $494,588 and $338,768, respectively.

For the three months ended December 31, 2013 and 2012, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.1% and 3.4%, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

A summary of the Company’s maturity requirements for borrowings as of December 31, 2013 is as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt Securitization	$215,000	$-	$-	$-	$215,000
SBA debentures	196,250	-	-	-	196,250
Credit Facility	165,950	-	-	165,950	-
Revolver	-	-	-	-	-

Total borrowings	$577,200	$-	$-	$165,950	$411,250

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

As of December 31, 2013 and September 30, 2013, the Company recognized secured borrowings at fair value of $14,366 and $8,809, respectively, and the fair values of the loans that are associated with these secured borrowings were $33,615 and $27,213, respectively. These secured borrowings were the result of the Company’s completion of partial loan sales of one stop loans associated with two portfolio companies that did not meet the definition of a “participating interest”. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the three months ended December 31, 2013, there were two partial loan sales totaling $8,227, net fundings on revolving secured borrowings totaling $93 and repayments on secured borrowings totaled $2,882. For the three months ended December 31, 2013, the effective annualized average interest rate on secured borrowings, which excludes amortization of original issuance costs, was 5.7%, interest expense was $135 and amortization of original issue discount was $43. There were no such partial loan sales during the three months ended December 31, 2012.

Note 8.	Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $94,345 and $76,269 under various undrawn revolvers and other credit facilities as of December 31, 2013 and September 30, 2013, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the consolidated statements of financial condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9.	Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data(1):	2013	2012
Net asset value at beginning of period	$15.21	$14.60
Net increase in net assets as a result of public offering	-	0.05
Costs related to public offering	-	-
Dividends and distributions declared	(0.32)	(0.32)
Net investment income	0.31	0.34
Net realized (loss) gain on investments	(0.12)	-
Net change in unrealized appreciation (depreciation) on investments	0.15	(0.01)
Net change in unrealized appreciation (depreciation) on secured borrowings	-	-
Net asset value at end of period	$15.23	$14.66

Per share market value at end of period	$19.11	$15.98
Total return based on market value(2)	12.18%	2.52%
Total return based on average net asset value/members' equity *	8.92%	8.97%
Shares outstanding at end of period	43,325,575	28,605,336

Ratios/Supplemental Data:

Ratio of expenses (without incentive fees) to average net assets/members' equity *	5.58%	6.37%
Ratio of incentive fees to average net assets/members' equity *	1.82%	2.30%
Ratio of total expenses to average net assets/members' equity *	7.40%	8.67%
Ratio of net investment income to average net assets/members' equity *	7.97%	9.22%

Net assets at end of period	$659,981	$419,390
Average debt outstanding	$494,588	$338,768
Average debt outstanding per share	$11.42	$11.84
Asset coverage ratio (3)	266.88%	257.40%
Portfolio turnover *	36.52%	83.45%

*	Annualized for a period less than one year.
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return based on market value assumes dividends are reinvested.
(3)	In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10.	Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2013 and 2012:

	Three months ended December 31,
	2013	2012
Earnings available to stockholders	$14,837	$9,319
Basic and diluted weighted average shares outstanding	43,285,250	27,933,613
Basic and diluted earnings per share	$0.34	$0.33

Note 11.	Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended December 31, 2013 and 2012:

			Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

Three months ended December 31, 2013
11/26/2013	12/17/2013	12/27/2013	$0.32	$13,850	42,643	$758

Three months ended December 31, 2012
11/27/2012	12/14/2012	12/28/2012	$0.32	$8,804	23,115	$342

Note 12.	Subsequent Events

On February 4, 2014, the Company’s Board declared a quarterly distribution of $0.32 per share payable on March 28, 2014 to holders of record as of March 17, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our interim and unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and “Golub Capital BDC” refer to Golub Capital BDC, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with our investment adviser, GC Advisors, LLC, or GC Advisors, and other affiliates of Golub Capital Incorporated and Golub Capital LLC (formerly Golub Capital Management LLC), collectively, Golub Capital;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;
•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder; and
•	the effect of changes to tax legislation and our tax position.

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

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance.  Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This quarterly report on Form 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle market companies with over $8.0 billion in capital under management as of December 31, 2013, (2) selecting investments within our core middle market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us.

Under an investment advisory agreement, or the Investment Advisory Agreement, which was most recently reapproved by our board of directors in February 2014, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of December 31, 2013, our portfolio at fair value was comprised of 24.6% senior secured loans, 59.5% one stop loans, 9.4% second lien loans, 0.5% subordinated loans, 3.2% equity and 2.8% of investments in Senior Loan Fund LLC, or SLF. As of September 30, 2013, our portfolio at fair value was comprised of 28.9% senior secured loans, 54.1% one stop loans, 11.0% second lien loans, 2.2% subordinated loans, 3.3% equity and 0.5% of investments in SLF.

As of December 31, 2013 and September 30, 2013, we had debt and equity investments in 139 and 135 portfolio companies, respectively. For the three months ended December 31, 2013 and 2012, our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield of 8.6% and 9.7% and a weighted average annualized investment income (which includes interest income and amortization of fees and discounts) yield of 9.3% and 11.2%, respectively.

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

Partial loan sales: The Company follows the guidance in Accounting Standards Codification, or ASC, Topic 860 – Transfers and Servicing, or ASC Topic 860, when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales, which do not meet the definition of a participating interest, remain on the Company’s consolidated statements of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met.

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

Recent Developments

On January 17, 2014, Senior Loan Fund II LLC, or SLF II, a wholly owned subsidiary of SLF, entered into a senior secured revolving credit facility, or the SLF Credit Facility, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which allows SLF II to borrow up to $50.0 million at any one time outstanding. The period from the closing date through January 17, 2015 is referred to as the reinvestment period. All amounts outstanding under the SLF Credit Facility are required to be repaid by January 17, 2019. Through the reinvestment period, the SLF Credit Facility bears interest at one-month London Interbank Offered Rate, or LIBOR, plus a rate between 1.75% and 2.25%, depending on the composition of the collateral asset portfolio, per annum. After the reinvestment period, the rate will reset to LIBOR plus 2.75% per annum for the remaining term of the SLF Credit Facility. In addition to the stated interest expense on the SLF Credit Facility, SLF is required to pay a non-usage fee rate of 0.50% per annum through July 17, 2014 and thereafter between 0.50% and 2.00% per annum depending on the size of the unused portion of the SLF Credit Facility. The SLF Credit Facility is collateralized by all of the assets held by SLF II. SLF and SLF II have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

On February 4, 2014, our board of directors declared a quarterly distribution of $0.32 per share payable on March 28, 2014 to holders of record as of March 17, 2014.

Consolidated Results of Operations

Consolidated operating results for the three months ended December 31, 2013 and 2012 are as follows:

	For the three months ended December 31,		Variances
	2013	2012	2013 vs. 2012
	(In thousands)

Interest income	$23,474	$15,887	$7,587
Income from accretion of discounts and origination fees	1,908	2,440	(532)
Interest income from subordinated notes in SLF	181	-	181
Dividend income	16	267	(251)

Total investment income	25,579	18,594	6,985

Total expenses	12,319	9,016	3,303

Net investment income	13,260	9,578	3,682
Net realized (losses) gains on investments and derivative instruments	(4,994)	94	(5,088)
Net change in unrealized appreciation (depreciation) on investments and secured borrowings	6,571	(353)	6,924

Net income	$14,837	$9,319	$5,518

Average earning portfolio company investments, at fair value	$1,089,469	$663,077	$426,392

Average debt outstanding (1)	$494,588	$338,768	$155,820

(1)	For the three months ending December 31, 2013, we have excluded $14.4 million of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meet the definition of a "participating interest", as defined in the guidance to ASC Topic 860.

The results of operations for the three months ended December 31, 2013 and 2012 may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciations. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Interest income increased by $7.6 million from the three months ended December 31, 2012 to the three months ended December 31, 2013 and was primarily driven by an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $426.4 million and an increase in prepayment fees of $0.5 million. These gains were partially offset by decline in the weighted average annualized interest income yield (which excludes income resulting from amortization of fees and discounts), which declined from 9.7% for the three months ended December 31, 2012 to 8.6% for the three months ended December 31, 2013. The decrease in yield was driven by the interest rate compression on new investments.

Income from accretion of discounts and amortization of premiums decreased by $0.5 million from the three months ended December 31, 2012 to the three months ended December 31, 2013. Income from the accretion of discounts and the amortization of premiums will fluctuate from quarter-to-quarter depending on the volume of payoffs and the discounts and premiums on the loans at the time of payoffs. A decline in payoffs by $32.5 million from the three months ended December 31, 2012 to the three months ended December 31, 2013 contributed to the decline in income from accretion of discounts and amortization of premiums.

For the three months ended December 31, 2013, we recorded dividend income of less than $0.1 million and received return of capital distributions of $1.4 million. For the three months ended December 31, 2012, we recorded dividend income of $0.3 million and received return of capital distributions of $0.1 million.

The annualized interest income yield (which excludes income resulting from amortization of fees and discounts) by security type for the three months ended December 31, 2013 and 2012 was as follows:

	For the three months ended December 31,
	2013	2012
Senior secured	7.2%	7.3%
One stop	8.7%	9.1%
Second lien	11.6%	11.2%
Subordinated debt	13.9%	14.0%
Subordinated notes in SLF (1)	4.3%	N/A

(1) SLF's proceeds from the subordinated notes were utilized by SLF to fund senior secured loans.

Annualized interest rate yields on senior secured and one stop investments have declined from the three months ended December 31, 2012 to the three months ended December 31, 2013 due to a general downward trend of interest rate compression on new investments between the two periods. The increase in yield on second lien debt is attributed to the inclusion of $0.4 million of prepayment fees. Interest rate yields on subordinated debt remained stable for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses:

	For the three months ended December 31,		Variances
	2013	2012	2013 vs. 2012
	(In thousands)

Interest and other debt financing expenses	$4,092	$2,995	$1,097
Base management fee	3,824	2,468	1,356
Incentive fee	3,032	2,394	638
Professional fees	658	493	165
Administrative service fee	582	548	34
General and administrative expenses	131	118	13

Total expenses	$12,319	$9,016	$3,303

Interest and other debt financing expenses increased from the three months ended December 31, 2012 to the three months ended December 31, 2013 primarily due to an increase in the weighted average of outstanding borrowings from $338.8 million for the three months ended December 31, 2012 to $494.6 million for the three months ended December 31, 2013. We increased our use of debt under the Debt Securitization, Small Business Administration, or SBA, debentures through the small business investment companies, or SBICs, and the senior secured revolving credit facility, or Credit Facility, entered into by Golub Capital BDC Funding LLC, a wholly-owned subsidiary of ours, with Wells Fargo Securities, LLC as administrative agent and Wells Fargo Bank, N.A. as lender to $215.0 million, $196.3 million and $165.9 million, respectively, as of December 31, 2013 from outstanding balances of $203.0, $135.0 million and $91.5 million, respectively, as of December 31, 2012. The increase in interest and debt financing expenses was partially offset by a decrease in the effective annualized average interest rate on our outstanding debt from 3.4% for the three months ended December 31, 2012 to 3.1% for the three months ended December 31, 2013.

The base management fee increased as a result of a sequential increase in average assets from December 31, 2012 to December 31, 2013. The incentive fee increased by $0.6 million from the three months ended December 31, 2012 to the three months ended December 31, 2013 primarily due to the increase in our average earning investment balances and related net investment income. The professional fees and the administrative service fee increased from December 31, 2012 to December 31, 2013 due to an increase in costs associated with servicing a growing investment portfolio.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three months ended December 31, 2013 were $0.3 million. There were no expense reimbursements made during the three months ended December 31, 2012.

As of December 31, 2013 and September 30, 2013, included in accounts payable and accrued expenses were $0.3 million and $0.3 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended December 31,		Variances
	2013	2012	2013 vs. 2012
	(In thousands)

Net realized (loss) gain on investments	$(4,994)	$94	$(5,088)

Net realized (loss) gain	(4,994)	94	(5,088)

Unrealized appreciation on investments	13,772	5,415	8,357
Unrealized (depreciation) on investments	(7,366)	(5,768)	(1,598)
Unrealized appreciation on investments in SLF (1)	651	-	651
Unrealized (depreciation) on investments in SLF (1)	(410)	-	(410)
Unrealized appreciation on secured borrowings	6	-	6
Unrealized (depreciation) on secured borrowings	(82)	-	(82)

Net change in unrealized appreciation (depreciation) on investments, investments in SLF, and secured borrowings	$6,571	$(353)	$6,924

(1)	Unrealized appreciation and (depreciation) on investments in SLF include our investments in the subordinated notes and LLC equity interests in SLF.

For the three months ended December 31, 2013, we had net realized losses on investments totaling $5.0 million primarily due to the sale of one underperforming portfolio company and the write off of two non-accrual portfolio companies.

During the three months ended December 31, 2013, we had $13.8 million in unrealized appreciation on 64 portfolio company investments, which was partially offset by $7.4 million in unrealized depreciation on 115 portfolio company investments. Unrealized appreciation during the three months ended December 31, 2013 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation associated with the portfolio company investment sales and write-offs. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value. Additionally, we had $0.1 million in net unrealized depreciation on secured borrowing proceeds related to two portfolio companies for the three months ended December 31, 2013. The unrealized depreciation resulted from the amortization of discounts and the rise in market prices associated with the investments funded by the secured borrowing proceeds.

For the three months ended December 31, 2013, we had $0.6 million in unrealized appreciation on our investment in SLF LLC equity interests, which was partially offset by $0.4 million in unrealized depreciation on our investment in SLF subordinated notes. The unrealized depreciation was the result of the lower yielding contractual rate compared to comparable market pricing of subordinated notes. Unrealized appreciation on the SLF LLC equity interests was driven by positive credit-related adjustments associated with SLF’s investment portfolio as well the offsetting impact of the pricing on the subordinated notes.

For the three months ended December 31, 2012, we had realized gains on investments totaling $0.1 million as the result of the sale of portfolio company investments for total proceeds of $14.0 million.

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

Liquidity and Capital Resources

For the three months ended December 31, 2013, we experienced a net increase in cash and cash equivalents of $15.6 million. During the period we used $138.9 million in operating activities, primarily as a result of fundings of portfolio investments of $256.2 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $103.6 million and net investment income of $13.3 million. During the same period, cash used in investment activities of $1.4 million was driven by the increase in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $155.9 million, primarily driven by borrowings on debt of $215.4 million that were partially offset by repayments of debt of $50.2 million and distributions paid of $13.1 million.

For the three months ended December 31, 2012, we experienced a net increase in cash and cash equivalents of $7.5 million. During the same period, we used $72.5 million in operating activities, primarily as a result of fundings of portfolio investments of $235.3 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $145.6 million and net investment income of $9.6 million. During the same period, cash used in investment activities of $2.2 million was driven by the change in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $82.2 million, primarily due to borrowings on debt of $107.7 million and proceeds from shares sold from a public offering of $43.8 million, partially offset by repayments of debt of $59.5 million and distributions paid of $8.8 million.

As of December 31, 2013 and September 30, 2013, we had cash and cash equivalents of $31.9 million and $16.3 million, respectively. In addition, we had restricted cash and cash equivalents of $39.8 million and $38.4 million as of December 31, 2013 and September 30, 2013, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of December 31, 2013, $16.4 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitization, which are described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitization. $15.4 million of such restricted cash and cash equivalents can be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. The remaining $8.0 million of restricted cash and cash equivalents can be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs, which are described in further detail in Note 7 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of December 31, 2013 and September 30, 2013, we had outstanding commitments to fund investments totaling $94.3 million and $76.3 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2013 and September 30, 2013, respectively, subject to the terms of each loan’s respective credit agreement.

As of December 31, 2013 and September 30, 2013, subject to leverage and borrowing base restrictions, we had approximately $84.1 million and $70.4 million, respectively, available for additional borrowings on the Credit Facility. As of December 31, 2013, subject to leverage and borrowing base restrictions, we had $15.0 million available for additional borrowings on the revolving line of credit, or Revolver, entered into by Golub Capital BDC Revolver Funding LLC, a wholly-owned subsidiary of ours, with the PrivateBank and Trust Company. No borrowings under the Revolver were outstanding as of September 30, 2013.

On November 15, 2013, Golub Capital BDC 2010-1 Holdings LLC, a wholly-owned subsidiary of ours, or Holdings, sold the $12.0 million of Class B Notes of the Debt Securitization and on November 20, 2013, the transaction closed and proceeds of $12.0 million were received. The Class A Notes of the Debt Securitization are included in the December 31, 2013 and September 30, 2013 consolidated statements of financial condition as debt of the Company. The Class B Notes were included in the December 31, 2013 consolidated statement of financial condition as debt of the Company and at September 30, 2013 were eliminated in consolidation.

On October 31, 2013, the Credit Facility was amended to, among other things, increase the size of the Credit Facility from $100 million to $250 million, extend the expiration of the reinvestment period from November 21, 2013 to October 21, 2014 and extend the stated maturity date from October 20, 2017 to October 22, 2018.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million and the maximum amount that a single SBIC licensee may issue is $150.0 million. As of December 31, 2013, GC SBIC IV, L.P., or SBIC IV, and GC SBIC V, L.P., or SBIC V, had $150.0 million and $46.3 million of outstanding SBA-guaranteed debentures, respectively, leaving incremental borrowing capacity of $28.7 million for SBIC V, under present SBIC regulations. As of September 30, 2013, SBIC IV and SBIC V had $146.3 million and $33.2 million of outstanding SBA-guaranteed debentures, respectively.

SBIC IV and SBIC V may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of December 31, 2013, the Company had committed and funded $75.0 million to SBIC IV and had SBA-guaranteed debentures of $150.0 million outstanding that mature between March 2021 and March 2024. As of December 31, 2013, the Company had committed $37.5 million and funded $26.1 million to SBIC V, and had SBA-guaranteed debentures of $46.3 million outstanding that mature between September 2023 and March 2024.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of December 31, 2013, our asset coverage for borrowed amounts was 266.9% (excluding the SBA debentures).

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

We believe that our existing cash and cash equivalents and available borrowings as of December 31, 2013 will be sufficient to fund our anticipated requirements through at least December 31, 2014.

Portfolio Composition, Investment Activity and Yield

As of December 31, 2013 and September 30, 2013, we had investments in 139 and 135 portfolio companies, respectively, with a total value of $1,147.2 million and $1,019.8 million, respectively, and had investments in subordinated notes and LLC equity interests in SLF with a total value of $32.7 million and $4.8 million, respectively. The following table shows the asset mix of our new origination commitments for the three months ended December 31, 2013 and 2012:

	For the three months ended December 31,
	2013		2012
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments

Senior secured	$35,404	12.3%	$58,251	22.2%
One stop	203,245	70.9	161,000	61.4
Second lien	20,534	7.2	39,410	15.0
Subordinated notes in SLF (1)	24,216	8.4	-	-
LLC equity interests in SLF (1)	1,432	0.5	-	-
Equity securities	1,905	0.7	3,586	1.4

Total new investment commitments	$286,736	100.0%	$262,247	100.0%

(1)	SLF's proceeds from the subordinated notes and LLC interests were utilized by SLF to fund senior secured loans. As of December 31, 2013 SLF funded senior secured loans to eleven different borrowers.

For the three months ended December 31, 2013 and 2012, we had approximately $99.1 million and $131.6 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three months ended December 31, 2013 and 2012, we had sales of securities in three and six portfolio companies aggregating approximately $4.5 million and $14.0 million, respectively, in net proceeds.

The following table shows the par, amortized cost and fair value of our portfolio of investments, excluding derivative instruments, by asset class:

	As of December 31, 2013 (1)			As of September 30, 2013 (1)
		Amortized	Fair		Amortized	Fair
	Par	Cost	Value	Par	Cost	Value
	(In thousands)

Senior secured:
Performing	$293,736	$290,313	$290,641	$298,989	$295,180	$295,493
Non-accrual (2)	2,586	2,577	5	2,624	2,628	665

One stop:
Performing	708,169	698,446	701,960	558,140	549,855	554,523
Non-accrual (2)	-	-	-	-	-	-

Second lien:
Performing	110,476	108,188	110,955	112,714	111,319	112,873
Non-accrual (2)	-	-	-	384	382	-

Subordinated debt:
Performing	5,131	5,083	5,882	21,562	21,374	22,552
Non-accrual (2)	-	-	-	3,034	3,001	-

Subordinated notes in SLF: (3)
Performing	28,356	28,356	27,871	4,140	4,140	4,066
Non-accrual (2)	-	-	-	-	-	-

LLC equity interests in SLF: (3)	N/A	4,051	4,879	N/A	591	768

Equity:	N/A	29,575	37,726	N/A	29,491	33,705

Total	$1,148,454	$1,166,589	$1,179,919	$1,001,587	$1,017,961	$1,024,645

(1)	Seven and nine of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of December 31, 2013 and September 30, 2013, respectively.
(2)	We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will not be collected. See "—Critical Accounting Policies—Revenue Recognition."
(3)	SLF's proceeds from the subordinated notes and LLC equity interests in SLF were utilized by SLF to fund senior secured loans.

The following table shows the weighted average rate, spread over LIBOR of floating rate, fixed rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2013 and 2012:

	For the three months ended December 31,
	2013	2012
Weighted average rate of new investment fundings	7.2%	8.3%
Weighted average spread over LIBOR of new floating rate investment fundings	6.1%	6.9%
Weighted average rate of new fixed rate investment fundings	N/A	N/A
Weighted average fees of new investment fundings	1.2%	1.8%
Weighted average rate of sales and payoffs of portfolio companies	9.6%	8.2%

For the three months ended December 31, 2013 and 2012, the weighted average annualized interest income (which excludes income resulting from amortization of fees and discounts) yield on the fair value of income producing loans in our portfolio was 8.6% and 9.7%, respectively. As of December 31, 2013, 96.8% and 96.4% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2013, 96.1% and 95.6% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of December 31, 2013, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $22.8 million. The portfolio median EBITDA data is based on the most recently reported trailing twelve month EBITDA received from the portfolio company. The portfolio median excludes underlying borrowers in SLF.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2013 and September 30, 2013:

	December 31, 2013		September 30, 2013
Internal	Investments	Percentage of	Investments	Percentage of
Performance	at Fair Value	Total	at Fair Value	Total
Rating	(In thousands)	Investments	(In thousands)	Investments
5	$161,868	13.7%	$178,993	17.5%
4	946,309	80.2	750,611	73.3
3	68,726	5.8	88,458	8.6
2	2,414	0.2	6,521	0.6
1	602	0.1	62	0.0 *
Total	$1,179,919	100.0%	$1,024,645	100.0%

* Represents an amount less than 0.1%.

Senior Loan Fund

Effective May 31, 2013, we entered an agreement to co-invest with United Insurance Company of America, or United Insurance, through SLF, an unconsolidated Delaware LLC, whose purpose is to primarily invest in senior secured loans of middle market companies. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of representatives of us and United Insurance (with approval from a representative of each required). SLF is capitalized with subordinated notes and LLC equity interest subscriptions from us and United Insurance. We have committed to fund $87.5 million of subordinated notes and United Insurance has committed to fund $12.5 million of subordinated notes.

As of December 31, 2013, SLF had commitments from us and United Insurance of $100.0 million of subordinated notes, of which approximately $32.4 million and $4.7 million in aggregate principal amount was funded at December 31, 2013 and September 30, 2013, respectively. As of December 31, 2013 and September 30, 2013, our investment in SLF consisted of subordinated notes of $28.4 million and $4.1 million, respectively, and LLC equity interests of $4.1 million and $0.6 million, respectively. As of December 31, 2013 and September 30, 2013, United Insurance‘s investment in SLF consisted of subordinated notes of $4.1 million and $0.6 million, respectively, and LLC equity interests of $0.6 million and $0.1 million, respectively. As of December 31, 2013, we and United Insurance owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests.

As of December 31, 2013 and September 30, 2013, SLF had total assets at fair value of $37.7 million and $13.8 million, respectively. As of December 31, 2013, SLF’s portfolio was comprised of 13 first lien senior secured loans and six revolving credit loans to U.S. middle market companies and none of these loans was on non-accrual status. As of September 30, 2013, SLF’s portfolio was comprised of six first lien senior secured loans and three revolving credit loans to U.S. middle market companies and none of these loans was on non-accrual status. The portfolio companies in SLF are in industries similar to those in which we may invest directly.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of December 31, 2013 and September 30, 2013:

	As of December 31, 2013	As of September 30, 2013
	(Dollars in thousands)
Senior secured loans (1)	$36,690	$13,677
Weighted average current interest rate on senior secured loans (2)	5.7%	5.9%
Number of borrowers in SLF	11	4
Largest loan to a single borrower (1)	$8,291	$8,313
Total of five largest loans to borrowers (1)	$24,775	$13,620

(1)	At principal amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Loan Portfolio as of December 31, 2013

				Current
		Investment	Maturity	Interest		Principal	Fair
Portfolio Company	Business Description	Type	Date	Rate (1)		Amount	Value (2)
						(In thousands)
ARG IH Corporation (5)	Beverage, Food and Tobacco	Senior Loan	11/2020	5.0%		$2,167	2,183
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.8		8,291	8,391
Diversified Foodservice Supply, Inc. (5)	Beverage, Food and Tobacco	Senior Loan	12/2018	6.0		4,120	4,078
Diversified Foodservice Supply, Inc. (4), (5)	Beverage, Food and Tobacco	Senior Loan	12/2018	N/A	(3)	-	(3)
El Pollo Loco Inc (5)	Personal, Food and Miscellaneous Services	Senior Loan	10/2018	5.3		4,776	4,788
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8		2,073	2,053
Paradigm DKD Group, LLC (4)	Buildings and Real Estate	Senior Loan	11/2018	N/A	(3)	-	(7)
Plano Molding Company, LLC (5)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	10/2018	5.3		1,862	1,848
Rug Doctor LLC (5)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3		5,130	5,079
Rug Doctor LLC (5)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	7.5		200	188
SoftWriters, Inc.	Diversified/Conglomerate Service	Senior Loan	09/2018	5.3		1,578	1,559
SoftWriters, Inc. (4)	Diversified/Conglomerate Service	Senior Loan	09/2018	N/A	(3)	-	(3)
SoftWriters, Inc. (4)	Diversified/Conglomerate Service	Senior Loan	09/2018	N/A	(3)	-	(8)
Systems Maintenance Services Holding, Inc. (5)	Electronics	Senior Loan	10/2019	5.3		2,458	2,445
Take 5 Oil Change, L.L.C. (5)	Automobile	Senior Loan	07/2018	6.3		1,441	1,441
Take 5 Oil Change, L.L.C. (5)	Automobile	Senior Loan	07/2018	6.3		27	27
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.5		2,218	2,218
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.5		166	166
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	6.5		183	183
						$36,690	$36,626

(1)	Represents the weighted average annual current interest rate as of December 31, 2013. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.
(3)	The entire commitment was unfunded at December 31, 2013. As such, no interest is being earned on this investment.
(4)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(5)	We also hold a portion of the first lien senior secured loan in this portfolio company.

SLF Loan Portfolio as of September 30, 2013

				Current
Portfolio		Investment	Maturity	Interest		Principal	Fair
Company	Business Description	Type	Date	Rate (1)		Amount	Value (2)
						(In thousands)
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.8%		$8,313	$8,365
SoftWriters, Inc.	Diversified/Conglomerate Service	Senior Loan	09/2018	6.5		1,578	1,559
SoftWriters, Inc. (4)	Diversified/Conglomerate Service	Senior Loan	09/2018	N/A	(3)	-	(8)
SoftWriters, Inc. (4)	Diversified/Conglomerate Service	Senior Loan	09/2018	N/A	(3)	-	(3)
Take 5 Oil Change, L.L.C. (5)	Automobile	Senior Loan	07/2018	6.3		1,445	1,434
Take 5 Oil Change, L.L.C. (5)	Automobile	Senior Loan	07/2018	6.3		57	55
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.5		2,218	2,206
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	6.5		66	63
U.S. Water Services, Inc. (4)	Utilities	Senior Loan	08/2018	N/A	(2)	-	(5)
						$13,677	$13,666

(1)	Represents the weighted average annual current interest rate as of September 30, 2013. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	The entire commitment was unfunded at September 30, 2013. As such, no interest is being earned on this investment.
(4)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(5)	We also hold a portion of the first lien senior secured loan in this portfolio company.

The amortized cost and fair value of the subordinated notes in SLF held by us was $28.4 million and $27.9 million, respectively, as of December 31, 2013, and $4.1 million and $4.1 million, respectively, as of September 30, 2013. The subordinated notes pay a weighted average interest rate of three-month LIBOR plus 4.0% and also entitle the holders thereof to receive a portion of the excess cash flow from the underlying loan portfolio. This may result in a return to the holders of the subordinated notes that is greater than both the contractual coupon on the subordinated notes as well as the weighted average current interest rate on SLF’s portfolio of 5.7% and 5.9% at December 31, 2013 and September 30, 2013, respectively. For the three months ended December 31, 2013, we earned interest income of $0.2 million on the subordinated notes. We did not hold any subordinated notes during the three months ended December 31, 2012 as SLF did not commence operations until May 2013.

Below is certain summarized financial information for SLF as of December 31, 2013 and September 30, 2013 and for the three months ended December 31, 2013 and 2012:

	As of December 31, 2013	As of September 30, 2013
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments in loans receivable, net of discount for loan origination fees	$36,626	$13,666
Cash and other assets	1,037	155
Total assets	$37,663	$13,821

Payable for open trades	$-	$8,259
Other liabilities	234	37
Total liabilities	234	8,296
Subordinated notes and members' equity	37,429	5,525
Total liabilities and members' capital	$37,663	$13,821

	Three months ended December 31,
	2013	2012
	(In thousands)
Selected Statement of Operations Information:
Total revenues	$333	NA	(1)
Total expenses	$231	NA	(1)
Net change in unrealized appreciation on investments and subordinated notes	$642	NA	(1)
Net increase in net assets	$744	NA	(1)

(1)	SLF did not commence operations until May 2013.

SLF has elected to fair value the subordinated notes issued to us and United Insurance under ASC Topic 825 – Financial Instruments (“ASC Topic 825”). The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For the three months ended December 31, 2013, SLF recognized $0.5 million in unrealized depreciation on the subordinated notes. The following table presents the difference between fair value and the aggregate contractual principal amounts of subordinated notes for which the fair value option has been elected as of December 31, 2013 and September 30, 2013:

	As of December 31, 2013
	(In thousands)
	Par Value	Carrying Value	Fair Value	Unrealized Appreciation / (Depreciation)

Subordinated notes	$32,407	$32,407	$31,853	$(554)

	As of September 30, 2013
	(In thousands)
	Par Value	Carrying Value	Fair Value	Unrealized Appreciation / (Depreciation)

Subordinated notes	$4,731	$4,731	$4,646	$(85)

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of December 31, 2013 is as follows:

	Payments Due by Period (In millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years (1)	5 Years (1)

Debt Securitization	$215.0	$-	$-	$-	$215.0
SBA debentures	196.3	-	-	-	196.3
Credit Facility	165.9	-	-	165.9	-
Revolver	-	-	-	-	-
Unfunded commitments (2)	94.3	94.3	-	-	-
Total contractual obligations (3)	$671.5	$94.3	$-	$165.9	$411.3

(1) The notes offered in the Debt Securitization are scheduled to mature on July 20, 2023. The SBA debentures are scheduled to mature between March 2021 and March 2024. The Credit Facility is scheduled to mature on October 22, 2018. The Revolver is scheduled to mature on November 22, 2019.

(2) Unfunded commitments represent all amounts unfunded as of December 31, 2013. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2013.

(3) Total contractual obligations excludes $14.4 million of secured borrowings.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2013 and September 30, 2013, we had outstanding commitments to fund investments totaling $94.3 million and $76.3 million, respectively.

We have certain contracts under which we have material future commitments. We have entered into the Investment Advisory Agreement with GC Advisors in accordance with the 1940 Act. Under the Investment Advisory Agreement, GC Advisors provides us with investment advisory and management services. For these services, we pay (1) a management fee equal to a percentage of the average adjusted value of our gross assets and (2) an incentive fee based on our performance. To the extent that GC Advisors or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of ours, we reduce the base management fee by an amount equal to the product of (1) the total fees paid to GC Advisors by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity that is owned, directly or indirectly, by us.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into an Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.

•	Golub Capital LLC provides, and other affiliates of Golub Capital have historically provided, us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.

•	We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”

•	Under the Staffing Agreement, Golub Capital has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis.

•	Golub Capital Company VI LLC has agreed that it may not vote proxies or give consents sought by us with respect to any entity or portfolio investment for which GC Advisors or any affiliate of GC Advisors is the general partner, managing member or investment adviser. Rather, such votes will be cast or consents given as instructed by the partners or members of the applicable entity based on such partner’s or member’s proportional interest therein. Golub Capital LLC, which is controlled by Lawrence E. Golub, our chairman, and David B. Golub, our chief executive officer, is the investment adviser to Golub Capital Company VI LLC. The partners and members that are not affiliated with us comprise more than 90% of the partners or members of such entity. Golub Capital Company VI LLC will inform its partners or members, as applicable, of any matter requiring such a vote or consent and will provide them with copies of all related proxy materials and similar information.

•	GC Advisors serves as collateral manager to the Securitization Issuer under a collateral management agreement and receives a fee for providing these services that is offset against the base management fee payable by us under the Investment Advisory Agreement.

•	In our common stock offerings that closed on October 19, 2012, January 18, 2013 and September 17, 2013, Golub Capital Employee Grant Program Rabbi Trust, a trust organized for the purpose of awarding equity incentive compensation to employees of Golub Capital, purchased an aggregate of $3.0 million of shares, $1.0 million of shares and $1.7 million of shares, respectively, at each respective public offering price per share. In addition, in our common stock offerings that closed on October 19, 2012 and September 17, 2013, Mr. William M. Webster IV, one of our directors, and certain of his family members purchased 10,000 shares and 40,000 shares, respectively, at each respective public offering price per share.

•	GC Advisors irrevocably waived $0.3 million of the incentive fee payable by us to GC Advisors for the year ended September 30, 2013.

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

In addition, we have adopted a formal code of ethics that governs the conduct of our and GC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware General Corporations Law.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

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

We follow ASC Topic 820, Fair Value Measurements and Disclosures, as amended, for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Our fair value analysis includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for investments during the three months ended December 31 2013 and 2012. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Level 1 assets and liabilities are valued using quoted market prices. Level 2 assets and liabilities are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 assets and liabilities are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of our valuations of debt and equity securities without readily available market quotations subject to review by an independent valuation firm. All assets and liabilities as of December 31, 2013 and September 30, 2013, other than cash and cash equivalents, were valued using Level 3 inputs of the fair value hierarchy.

When valuing Level 3 debt and equity investments and secured borrowing liabilities, we may take into account the following factors, where relevant, in determining the fair value of the investments: the enterprise value of a portfolio company, the nature and realizable valuable of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments or secured borrowings are credit impaired. If debt investments or secured borrowings are credit impaired, we will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments and secured borrowings that are not determined to be credit impaired, we use a market interest rate yield analysis to determine fair value.

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

Fair value of our debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was an amount less than $0.1 million and $0.7 million as of December 31, 2013 and September 30, 2013, respectively.

Partial loan sales: We follow the guidance in ASC Topic 860, when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales that do not meet the definition of a participating interest remain on our statements of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, most significantly changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2013 and September 30, 2013, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.29% and 1.34%, respectively. In addition, the Class A and B Notes issued as a part of the Debt Securitization have a floating interest rate provision based on three-month LIBOR that resets quarterly, the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily and the Revolver has a floating interest rate provision based on either one-month, two-month or three-month LIBOR that resets at contract maturity. As of December 31, 2013 and September 30, 2013, the weighted average LIBOR floor on the secured borrowings, that reset quarterly, was 1.24% and 1.25%. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of December 31, 2013 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

			Net increase
	Increase (decrease) in	Increase (decrease) in	(decrease) in
Change in interest rates	interest income	interest expense	investment income
	(in thousands)
Down 25 basis points	$(74)	$(952)	$878
Up 50 basis points	148	1,905	(1,757)
Up 100 basis points	721	3,811	(3,090)
Up 200 basis points	11,228	7,754	3,474
Up 300 basis points	22,207	11,698	10,509

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under the Debt Securitization, the Credit Facility, the Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Eleventh Amendment to Loan and Servicing Agreement, dated October 31, 2013, by and among Golub Capital BDC Funding LLC, as the borrower; Golub Capital BDC, Inc., as transferor and servicer; Wells Fargo Securities, LLC, as the administrative agent; the lenders from time to time party thereto; the lender agents from time to time party thereto; and Wells Fargo Bank, N.A., as the collateral agent, the account bank, and the collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 4, 2013

10.2	Credit Agreement, dated November 22, 2013, by and among Golub Capital BDC Revolver Funding LLC, as the borrower; Golub Capital BDC, Inc., as servicer; and The PrivateBank and Trust Company, as lender and administrative agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 27, 2013

31.1	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

_________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: February 6, 2014	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: February 6, 2014	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)

