Form 10-Q
period 2014-03-31
Golub Capital BDC, Inc.
filed 2014-05-08
CIK 1476765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 6, 2014, the Registrant had 47,024,463 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

	March 31, 2014	September 30, 2013
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,209,009	$1,011,586
Non-controlled affiliate company investments	2,879	8,225
Controlled affiliate company investments	41,709	4,834
Total investments, at fair value (cost of $1,239,603 and $1,017,961, respectively)	1,253,597	1,024,645
Cash and cash equivalents	12,810	16,309
Restricted cash and cash equivalents	41,261	38,408
Interest receivable	4,958	4,316
Deferred financing costs	8,712	7,742
Other assets	306	236
Total Assets	$1,321,644	$1,091,656

Liabilities
Debt	$572,150	$412,100
Secured borrowings, at fair value (proceeds of $18,008 and $8,683, respectively)	18,222	8,809
Interest payable	1,691	1,277
Management and incentive fees payable	5,736	5,579
Payable for open trades	-	3,677
Accounts payable and accrued expenses	1,842	1,978
Accrued trustee fees	73	-
Total Liabilities	599,714	433,420
Commitments and contingencies (Note 8)

Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2014 and September 30, 2013	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 46,857,608 and 43,282,932 shares issued and outstanding as of March 31, 2014 and September 30, 2013, respectively	47	43
Paid in capital in excess of par	715,148	652,669
Undistributed net investment income	1,622	2,725
Net unrealized appreciation on investments, derivative instruments and secured borrowings	16,446	9,225
Net realized loss on investments and derivative instruments	(11,333)	(6,426)
Total Net Assets	721,930	658,236
Total Liabilities and Total Net Assets	$1,321,644	$1,091,656

Number of common shares outstanding	46,857,608	43,282,932
Net asset value per common share	$15.41	$15.21

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$24,421	$18,621	$48,494	$35,887
Dividend income	262	479	278	746
Fee income	21	839	934	1,749
Total investment income from non-controlled/non-affiliate company investments	24,704	19,939	49,706	38,382

From non-controlled affiliate company investments:
Interest income	-	157	225	308
Fee income	-	-	171	-
Total investment income from non-controlled affiliate company investments	-	157	396	308

From controlled affiliate company investments:
Interest income	556	-	737	-
Total investment income from controlled affiliate company investments	556	-	737	-

Total investment income	25,260	20,096	50,839	38,690

Expenses
Interest and other debt financing expenses	4,540	3,292	8,632	6,287
Base management fee	4,185	2,686	8,009	5,154
Incentive fee	1,656	2,468	4,688	4,862
Professional fees	640	512	1,298	1,006
Administrative service fee	742	610	1,324	1,158
General and administrative expenses	145	134	276	252

Total expenses	11,908	9,702	24,227	18,719

Net investment income	13,352	10,394	26,612	19,971

Net gain (loss) on investments and secured borrowings
Net realized gains (losses) on investments:
Non-controlled/non-affiliate company investments	87	-	(4,907)	94
Net realized gains (losses) on investments:	87	-	(4,907)	94

Net unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	653	1,857	6,786	1,505
Non-controlled affiliate company investments	-	-	274	-
Controlled affiliate company investments	9	-	249	-
Net unrealized appreciation (depreciation) on investments	662	1,857	7,309	1,505

Net change in unrealized (appreciation) depreciation on secured borrowings	(12)	-	(88)	-

Net gain (loss) on investments and secured borrowings	737	1,857	2,314	1,599

Net increase in net assets resulting from operations	$14,089	$12,251	$28,926	$21,570

Per Common Share Data
Basic and diluted earnings per common share	$0.32	$0.38	$0.66	$0.71
Dividends and distributions declared per common share	$0.32	$0.32	$0.64	$0.64
Basic and diluted weighted average common shares outstanding	43,754,776	32,532,794	43,517,433	30,207,933

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except share data)

					Net Unrealized
					Appreciation
					(Depreciation) on
				Capital	Investments,	Net Realized Gain
	Common Stock		Paid in Capital	Distributions and	Derivative Instruments	(Loss) on Investments
		Par	in Excess	Undistributed Net	and Secured	and Derivative	Total
	Shares	Amount	of Par	Investment Income	Borrowings	Instruments	Net Assets
Balance at September 30, 2012	25,688,101	$26	$375,563	$347	$5,737	$(6,544)	$375,129
Issuance of common stock, net of offering and underwriting costs(1)	8,016,382	8	122,120	-	-	-	122,128
Net increase in net assets resulting from operations	-	-	-	19,971	1,505	94	21,570
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	50,029	-	765	-	-	-	765
Dividends and distributions	-	-	-	(19,939)	-	-	(19,939)
Balance at March 31, 2013	33,754,512	$34	$498,448	$379	$7,242	$(6,450)	$499,653
Balance at September 30, 2013	43,282,932	$43	$652,669	$2,725	$9,225	$(6,426)	$658,236
Issuance of common stock, net of offering and underwriting costs (2)	3,500,000	4	61,182	-	-	-	61,186
Net increase in net assets resulting from operations	-	-	-	26,612	7,221	(4,907)	28,926
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	74,676	-	1,297	-	-	-	1,297
Dividends and distributions	-	-	-	(27,715)	-	-	(27,715)
Balance at March 31, 2014	46,857,608	$47	$715,148	$1,622	$16,446	$(11,333)	$721,930

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

(2) On March 18, 2014, Golub Capital BDC, Inc. priced a public offering of 3,500,000 shares of its common stock at a public offering price of $18.05 per share.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In thousands)	Six Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$28,926	$21,570
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred financing costs	899	1,084
Accretion of discounts and amortization of premiums	(3,592)	(4,465)
Net realized loss (gain) on investments	4,907	(94)
Net change in unrealized (appreciation) depreciation on investments	(7,309)	(1,505)
Net change in unrealized appreciation (depreciation) on secured borrowings	88	-
Proceeds from (fundings of) revolving loans, net	2,295	(4,242)
Fundings of investments	(433,116)	(288,565)
Proceeds from principal payments and sales of portfolio investments	207,336	183,906
PIK interest	582	(567)
Changes in operating assets and liabilities:
Interest receivable	(642)	(372)
Other assets	(70)	190
Interest payable	414	(87)
Management and incentive fees payable	157	866
Accrued trustee fees	73	-
Payable for investments purchased	(3,677)	-
Accounts payable and accrued expenses	(136)	379
Net cash (used in) provided by operating activities	(202,865)	(91,902)

Cash flows from investing activities
Net change in restricted cash and cash equivalents	(2,853)	(47,178)
Net cash (used in) provided by investing activities	(2,853)	(47,178)

Cash flows from financing activities
Borrowings on debt	361,600	172,950
Repayments of debt	(201,550)	(139,550)
Capitalized debt financing costs	(1,869)	(2,215)
Proceeds from secured borrowings	23,365	-
Repayments on secured borrowings	(14,095)	-
Proceeds from shares sold, net of underwriting costs	61,250	122,485
Offering costs paid	(64)	(357)
Dividends and distributions paid	(26,418)	(19,174)
Net cash (used in) provided by financing activities	202,219	134,139

Net change in cash and cash equivalents	(3,499)	(4,941)

Cash and cash equivalents, beginning of period	16,309	13,891

Cash and cash equivalents, end of period	$12,810	$8,950

Supplemental information:
Cash paid during the period for interest	$6,881	$5,290
Dividends and distributions declared during the period	$27,715	$19,939

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

March 31, 2014

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Investments
United States
Debt investments
Aerospace and Defense
ILC Dover, LP(3)	Senior loan	L + 5.50%	N/A (4)	03/2019	$-	$(9)	-%	$(9)
ILC Dover, LP	Senior loan	P + 4.50%	7.75%	03/2020	18,830	18,689	2.6	18,689
NTS Technical Systems(3)	One stop	L + 5.50%	N/A (4)	11/2018	-	(20)	-	(9)
NTS Technical Systems(3)	One stop	L + 5.50%	N/A (4)	11/2018	-	(63)	-	(30)
NTS Technical Systems*	One stop	L + 5.50%	6.75%	11/2018	18,966	18,642	2.6	18,776
Tresys Technology Holdings, Inc.(3)	One stop	L + 6.75%	N/A (4)	12/2017	-	(7)	-	-
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	3,899	3,827	0.4	2,924
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	1,877	1,855	0.3	1,877
White Oak Technologies, Inc.(3)	Senior loan	L + 5.00%	6.25%	03/2017	15	8	-	15
White Oak Technologies, Inc.*	Senior loan	L + 5.00%	6.25%	03/2017	1,784	1,755	0.2	1,784
					45,371	44,677	6.1	44,017
Automobile
ABRA, Inc(3)(5)	One stop	L + 6.00%	N/A (4)	05/2018	-	(17)	-	-
ABRA, Inc*(5)	One stop	L + 6.00%	7.25%	05/2018	31,230	30,960	4.3	31,230
ABRA, Inc(5)	One stop	L + 6.00%	7.25%	05/2018	5,179	5,147	0.7	5,179
ABRA, Inc(5)	One stop	L + 6.00%	7.25%	05/2018	1,041	995	0.2	1,041
ABRA, Inc*	One stop	L + 7.75%	9.00%	05/2018	4,334	4,267	0.6	4,334
American Driveline Systems, Inc.	Senior loan	L + 5.50%	7.14%	01/2016	290	285	-	251
American Driveline Systems, Inc.*	Senior loan	L + 5.50%	7.00%	01/2016	2,812	2,780	0.4	2,530
K&N Engineering, Inc.(3)	Senior loan	L + 4.50%	N/A (4)	04/2018	-	(7)	-	-
K&N Engineering, Inc.*	Senior loan	L + 4.50%	5.75%	04/2018	3,732	3,686	0.5	3,732
K&N Engineering, Inc.*	Senior loan	P + 3.50%	6.75%	04/2018	3,510	3,467	0.5	3,510
Take 5 Oil Change, L.L.C.(3)	Senior loan	L + 5.25%	N/A (4)	07/2018	-	(3)	-	-
Take 5 Oil Change, L.L.C.	Senior loan	L + 5.25%	6.25%	07/2018	2,964	2,945	0.4	2,964
Tectum Holdings, Inc.*	Senior loan	L + 4.25%	5.25%	09/2018	876	874	0.1	874
					55,968	55,379	7.7	55,645
Banking
HedgeServ Holding L.P.(3)	One stop	L + 4.25%	N/A (4)	02/2019	-	(9)	-	(9)
HedgeServ Holding L.P.	One stop	L + 8.25%	9.25%	02/2019	17,069	16,903	2.3	16,898
Prommis Fin Co.(6)	Senior loan	P + 10.00%	13.25%	06/2015	85	84	-	2
Prommis Fin Co.*(6)	Senior loan	N/A	2.25% cash/8.25% PIK	06/2015	124	124	-	3
					17,278	17,102	2.3	16,894
Beverage, Food and Tobacco
ABP Corporation	Senior loan	P + 3.50%	7.25%	06/2016	84	80	-	84
ABP Corporation*	Senior loan	L + 4.75%	6.00%	06/2016	4,467	4,428	0.6	4,467
American Importing Company, Inc.	One stop	L + 5.75%	7.00%	05/2018	14,731	14,570	2.1	14,731
Ameriqual Group, LLC*	Senior loan	L + 6.25%	6.50% cash /1.00% PIK	03/2016	1,730	1,709	0.2	1,661
Ameriqual Group, LLC*	Senior loan	L + 8.00%	9.00% cash /1.50% PIK	03/2016	829	823	0.1	763
ARG IH Corporation (Arby's)	Senior loan	L + 4.00%	5.00%	11/2020	2,349	2,321	0.3	2,368
Atkins Nutritionals, Inc*	One stop	L + 5.00%	6.25%	01/2019	22,226	22,008	3.1	22,504
Atkins Nutritionals, Inc*	One stop	L + 8.50%	9.75%	04/2019	17,270	16,871	2.5	17,572
Candy Intermediate Holdings, Inc. (Ferrara Candy)	Senior loan	L + 6.25%	7.50%	06/2018	4,912	4,790	0.6	4,569
Diversified Foodservice Supply, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	12/2018	-	(3)	-	(3)
Diversified Foodservice Supply, Inc.*	Senior loan	L + 4.75%	6.00%	12/2018	4,617	4,574	0.6	4,571
Firebirds International, LLC(3)	One stop	L + 5.75%	N/A (4)	05/2018	-	(1)	-	-
Firebirds International, LLC(3)	One stop	L + 5.75%	N/A (4)	05/2018	-	(3)	-	-
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	907	898	0.1	907
Firebirds International, LLC	One stop	L + 5.75%	7.00%	05/2018	221	217	-	221
First Watch Restaurants, Inc.(3)	One stop	L + 7.50%	N/A (4)	12/2018	-	(26)	-	-
First Watch Restaurants, Inc.	One stop	L + 7.50%	8.75%	12/2018	1,751	1,745	0.2	1,751
First Watch Restaurants, Inc.*	One stop	L + 7.50%	8.75%	12/2018	11,293	11,150	1.6	11,293
First Watch Restaurants, Inc.	One stop	P + 6.50%	9.75%	12/2018	3,144	3,104	0.4	3,144
IT'SUGAR LLC	Senior loan	L + 8.50%	10.00%	04/2017	4,191	4,140	0.6	4,191
IT'SUGAR LLC	Subordinated debt	N/A	8.00%	10/2017	1,707	1,707	0.3	2,287
Julio & Sons Company(3)	One stop	L + 5.50%	N/A (4)	09/2016	-	(33)	-	-
Julio & Sons Company	One stop	L + 5.50%	6.50%	09/2016	426	419	0.1	426
Julio & Sons Company*	One stop	L + 5.50%	6.50%	09/2016	7,014	6,958	1.0	7,014
Northern Brewer, LLC	One stop	P + 9.25%	12.50%	02/2018	665	653	0.1	565
Northern Brewer, LLC	One stop	P + 9.25%	12.50%	02/2018	6,332	6,203	0.8	5,382
Richelieu Foods, Inc.	Senior loan	P + 4.50%	7.75%	11/2015	53	46	-	53
Richelieu Foods, Inc.*	Senior loan	L + 5.50%	7.25%	11/2015	1,911	1,889	0.3	1,911
					112,830	111,237	15.6	112,432

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

March 31, 2014

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of Total	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Building and Real Estate
ITEL Laboratories, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2018	-	(1)	-	-
ITEL Laboratories, Inc.*	Senior loan	L + 4.75%	6.00%	06/2018	797	789	0.1	797
					797	788	0.1	797
Cargo Transport
RP Crown Parent (RedPrairie Corp)*	Senior loan	L + 5.00%	6.00%	12/2018	1,980	1,948	0.3	1,977
					1,980	1,948	0.3	1,977
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.25%	5.25%	10/2017	28	28	-	28
Fort Dearborn Company*	Senior loan	L + 4.25%	5.25%	10/2017	534	531	0.1	534
Fort Dearborn Company*	Senior loan	L + 4.75%	5.75%	10/2018	110	109	-	110
Fort Dearborn Company*	Senior loan	L + 4.75%	5.75%	10/2018	2,191	2,177	0.3	2,191
Packaging Coordinators, Inc.*	Senior loan	L + 4.25%	5.50%	05/2020	6,776	6,738	0.9	6,776
Packaging Coordinators, Inc.	Senior loan	L + 4.25%	5.50%	05/2020	9,286	9,264	1.3	9,286
Packaging Coordinators, Inc.	Second lien	L + 8.25%	9.50%	11/2020	29,098	28,300	4.0	29,098
					48,023	47,147	6.6	48,023
Diversified Conglomerate Manufacturing
Chase Industries, Inc.*	One stop	L + 5.64%	6.89%	11/2017	13,249	13,086	1.8	13,249
ICCN Acquisition Corp.(3)	One stop	L + 5.25%	N/A (4)	03/2019	-	(4)	-	(3)
ICCN Acquisition Corp.(3)	One stop	L + 5.25%	N/A (4)	03/2019	-	(20)	-	(14)
ICCN Acquisition Corp.	One stop	L + 5.25%	6.25%	03/2019	5,021	4,941	0.7	4,970
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	1,323	1,312	0.2	1,323
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	2,610	2,589	0.4	2,610
Onicon Incorporated(3)	One stop	L + 6.75%	N/A (4)	12/2017	-	(12)	-	-
Onicon Incorporated	One stop	P + 5.75%	9.00%	12/2017	3,437	3,385	0.5	3,437
Pasternack Enterprises, Inc.*	Senior loan	L + 5.00%	6.25%	12/2017	1,161	1,152	0.2	1,161
Plex Systems, Inc.(3)	Senior loan	L + 7.50%	N/A (4)	06/2018	-	(26)	-	-
Plex Systems, Inc.*	Senior loan	L + 7.50%	8.75%	06/2018	13,670	13,375	1.9	13,670
Sunless Merger Sub, Inc.	Senior loan	P + 4.00%	7.25%	07/2016	130	129	-	107
Sunless Merger Sub, Inc.*	Senior loan	L + 5.25%	6.50%	07/2016	1,847	1,842	0.2	1,385
TIDI Products, LLC(3)	One stop	P + 5.50%	8.75%	07/2017	117	104	-	117
TIDI Products, LLC*	One stop	L + 6.50%	7.75%	07/2018	11,140	10,940	1.5	11,140
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	4,610	4,569	0.6	4,610
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	64	64	-	64
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	963	970	0.1	963
					59,342	58,396	8.1	58,789
Diversified Conglomerate Service
Aderant North America, Inc.*	Senior loan	L + 4.25%	5.25%	12/2018	4,484	4,448	0.6	4,484
Agility Recovery Solutions Inc.(3)	One stop	L + 6.75%	N/A (4)	09/2018	-	(6)	-	-
Agility Recovery Solutions Inc.*	One stop	L + 6.75%	8.00%	09/2018	9,291	9,120	1.3	9,291
Daxko, LLC(3)	One stop	L + 7.25%	N/A (4)	03/2019	-	(22)	-	(17)
Daxko, LLC	One stop	L + 7.25%	8.25%	03/2019	10,935	10,692	1.5	10,826
Document Technologies, LLC (3)	Senior loan	L + 4.25%	N/A (4)	12/2018	-	(11)	-	-
Document Technologies, LLC*	Senior loan	L + 4.25%	5.50%	12/2018	7,034	6,977	1.0	7,034
EAG, INC. (Evans Analytical Group)*	Senior loan	L + 4.50%	6.00%	07/2017	2,392	2,369	0.3	2,392
HighJump Acquisition LLC	One stop	L + 7.50%	8.75%	07/2018	7,107	7,046	1.0	7,107
Integration Appliance, Inc.	Senior loan	L + 8.25%	9.50%	09/2018	719	710	0.1	719
Integration Appliance, Inc.	Senior loan	L + 8.25%	9.50%	09/2018	5,396	5,274	0.7	5,396
Marathon Data Operating Co., LLC (3)	One stop	L + 6.25%	N/A (4)	08/2017	-	(7)	-	-
Marathon Data Operating Co., LLC	One stop	L + 6.25%	7.50%	08/2017	4,749	4,668	0.7	4,749
MSC.Software Corporation*	One stop	L + 7.25%	8.50%	11/2017	9,768	9,629	1.4	9,768
Navex Global, Inc.(3)	One stop	L + 7.50%	N/A (4)	12/2016	-	(14)	-	-
Navex Global, Inc.*	One stop	L + 7.50%	9.00%	12/2016	17,527	17,278	2.4	17,527
NetSmart Technologies, Inc.	One stop	L + 7.50%	8.75%	12/2017	8,270	8,205	1.1	8,270
NetSmart Technologies, Inc.*	One stop	L + 7.92%	9.17%	12/2017	646	636	0.1	646
PC Helps Support, LLC(3)	Senior loan	L + 5.25%	N/A (4)	09/2017	-	(2)	-	-
PC Helps Support, LLC	Senior loan	L + 5.25%	6.52%	09/2017	1,895	1,875	0.3	1,895
Secure-24, LLC(3)	One stop	L + 7.00%	N/A (4)	08/2017	-	(6)	-	-
Secure-24, LLC*	One stop	L + 7.00%	8.25%	08/2017	10,486	10,270	1.5	10,486
Secure-24, LLC	One stop	L + 7.00%	8.25%	08/2017	1,534	1,511	0.2	1,534
Source Medical Solutions, Inc.	Second lien	L + 9.50%	10.75%	03/2018	9,294	9,125	1.3	9,294
Vericlaim, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	05/2018	-	(3)	-	-
Vericlaim, Inc.	Senior loan	L + 4.75%	6.00%	05/2018	6,327	6,297	0.9	6,327
					117,854	116,059	16.4	117,728

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

March 31, 2014

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of Total	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Electronics
BeyondTrust Software, Inc.	One stop	L + 7.59%	8.84%	12/2019	11,939	11,692	1.6	11,765
ECI Acquisition Holdings, Inc.(3)	One stop	L + 6.25%	N/A (4)	03/2019	-	(19)	-	(10)
ECI Acquisition Holdings, Inc.(3)	One stop	L + 6.25%	N/A (4)	03/2019	-	(88)	-	(48)
ECI Acquisition Holdings, Inc.	One stop	L + 6.25%	7.25%	03/2019	22,326	21,912	3.1	22,103
Rogue Wave Holdings, Inc.*	One stop	L + 8.01%	9.01%	12/2018	10,749	10,622	1.5	10,642
Sloan Company, Inc., The	One stop	L + 7.50%	8.75%	10/2018	267	252	-	267
Sloan Company, Inc., The*	One stop	L + 7.50%	8.75%	10/2018	13,193	13,044	1.8	13,193
Sparta Systems, Inc.(3)	Senior loan	L + 5.25%	N/A (4)	12/2017	-	(6)	-	-
Sparta Systems, Inc.*	Senior loan	L + 5.25%	6.50%	12/2017	6,343	6,284	0.9	6,343
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (4)	03/2019	-	(3)	-	(3)
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (4)	03/2019	-	(14)	-	(14)
Syncsort Incorporated*	Senior loan	L + 4.75%	5.75%	03/2019	6,174	6,113	0.8	6,112
Systems Maintenance Services Holding, Inc.	Senior loan	L + 4.25%	5.25%	10/2019	2,663	2,651	0.4	2,663
Taxware, LLC	Second lien	L + 8.50%	9.50%	10/2019	11,099	10,893	1.5	11,099
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	9.00%	10/2021	9,435	9,259	1.3	9,435
					94,188	92,592	12.9	93,547
Farming and Agriculture
AGData, L.P.*	One stop	L + 6.00%	7.25%	08/2016	3,818	3,786	0.5	3,818
					3,818	3,786	0.5	3,818
Finance
Ascensus, Inc.(3)	One stop	L + 4.00%	N/A (4)	11/2018	-	(18)	-	(5)
Ascensus, Inc.	One stop	L + 4.00%	5.00%	12/2019	4,214	4,134	0.6	4,193
Ascensus, Inc.	One stop	L + 8.00%	9.00%	12/2020	6,337	6,125	0.9	6,242
Pillar Processing LLC*	Senior loan	L + 5.50%	5.74%	11/2018	1,023	1,021	0.1	511
Pillar Processing LLC*(6)	Senior loan	N/A	14.50%	05/2019	2,377	2,368	-	-
					13,951	13,630	1.6	10,941
Grocery
MyWebGrocer, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	05/2018	-	(13)	-	-
MyWebGrocer, Inc.	Senior loan	L + 8.75%	10.00%	05/2018	14,271	14,065	2.0	14,271
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.50%	5.75%	05/2018	2,786	2,762	0.4	2,786
					17,057	16,814	2.4	17,057
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.(3)	Senior loan	L + 5.00%	N/A (4)	02/2018	-	(9)	-	-
Advanced Pain Management Holdings, Inc.*	Senior loan	L + 5.00%	6.25%	02/2018	7,327	7,269	1.0	7,327
Advanced Pain Management Holdings, Inc.	Senior loan	L + 5.00%	6.25%	02/2018	501	495	0.1	501
Avatar International, LLC(3)	One stop	L + 4.94%	N/A (4)	09/2016	-	(5)	-	-
Avatar International, LLC*	One stop	L + 7.89%	9.14%	09/2016	7,568	7,504	0.9	6,735
Avatar International, LLC	One stop	L + 7.90%	9.15%	09/2016	1,633	1,622	0.2	1,453
Certara L.P.(3)	One stop	L + 6.25%	N/A (4)	12/2018	-	(21)	-	(22)
Certara L.P.*	One stop	L + 6.25%	7.25%	12/2018	17,695	17,486	2.4	17,474
Delta Educational Systems*	Senior loan	P + 4.75%	8.00%	12/2016	1,762	1,738	0.2	1,762
Dialysis Newco, Inc.	Second lien	L + 8.50%	9.75%	02/2021	23,901	23,331	3.4	24,618
Dialysis Newco, Inc.*	Second lien	L + 4.25%	5.25%	08/2020	6,314	6,256	0.9	6,330
Encore Rehabilitation Services, LLC(3)	One stop	L + 6.00%	N/A (4)	06/2017	-	(10)	-	-
Encore Rehabilitation Services, LLC	One stop	L + 6.00%	7.25%	06/2017	5,034	4,945	0.7	5,034
G & H Wire Company, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	11/2016	-	(8)	-	-
G & H Wire Company, Inc.*	Senior loan	L + 5.50%	7.00%	11/2016	8,411	8,326	1.1	8,411
Global Healthcare Exchange, LLC(3)	One stop	L + 9.00%	N/A (4)	03/2020	-	(25)	-	(25)
Global Healthcare Exchange, LLC	One stop	L + 9.00%	10.00%	03/2020	20,087	19,689	2.8	19,886
Healogics, Inc.*	Second lien	L + 8.00%	9.25%	02/2020	16,454	16,316	2.3	16,851
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.72%	05/2017	828	819	0.1	755
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.50%	05/2017	3,694	3,638	0.5	3,398
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.50%	05/2017	432	428	0.1	398
IntegraMed America, Inc.	One stop	L + 7.25%	8.50%	09/2017	811	799	0.1	811
IntegraMed America, Inc.*	One stop	L + 7.25%	8.50%	09/2017	14,384	14,157	2.0	14,384
Maverick Healthcare Group, LLC*	Senior loan	L + 5.50%	7.25%	12/2016	2,009	1,994	0.3	1,909
NeuroTherm, Inc.	Senior loan	P + 3.50%	6.46%	02/2016	78	73	-	78
NeuroTherm, Inc.*	Senior loan	L + 4.50%	5.75%	02/2016	2,211	2,187	0.3	2,211
Northwestern Management Services, LLC(3)	Senior loan	L + 5.25%	N/A (4)	10/2017	-	(11)	-	-
Northwestern Management Services, LLC*	Senior loan	L + 5.25%	6.50%	10/2017	4,007	3,948	0.6	4,007
Northwestern Management Services, LLC	Senior loan	L + 5.25%	6.50%	10/2017	48	43	-	48
Paradigm Management Services, LLC	Senior loan	L + 4.50%	5.51%	01/2019	1,930	1,911	0.3	1,911
Pentec Acquisition Sub, Inc.(3)	Senior loan	L + 5.25%	N/A (4)	05/2017	-	(3)	-	-
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.25%	6.50%	05/2018	1,842	1,816	0.3	1,842
Precision Dermatology, Inc.(3)	One stop	L + 6.00%	N/A (4)	09/2018	-	(6)	-	-
Precision Dermatology, Inc.	One stop	L + 6.00%	7.25%	09/2018	10,017	9,927	1.4	10,017
Reliant Pro ReHab, LLC	Senior loan	P + 3.75%	7.00%	06/2016	563	558	0.1	563
Reliant Pro ReHab, LLC*	Senior loan	L + 4.75%	6.00%	06/2016	3,313	3,287	0.4	3,313
Reliant Pro ReHab, LLC	Senior loan	L + 4.75%	6.00%	06/2016	916	910	0.1	916
Renaissance Pharma (U.S.) Holdings Inc.(3)	Senior loan	L + 5.25%	N/A (4)	05/2018	-	(3)	-	-
Renaissance Pharma (U.S.) Holdings Inc.*	Senior loan	L + 5.25%	6.75%	05/2018	4,378	4,328	0.6	4,378
Southern Anesthesia and Surgical(3)	One stop	L + 7.00%	N/A (4)	11/2017	-	(11)	-	-
Southern Anesthesia and Surgical	One stop	L + 7.00%	8.25%	11/2017	6,154	6,043	0.8	6,154
Surgical Information Systems, LLC	Senior loan	L + 3.00%	4.01%	09/2018	2,193	2,188	0.3	2,193
WIL Research Company, Inc.*	Senior loan	L + 4.50%	5.75%	02/2018	780	772	0.1	761
Young Innovations, Inc.(3)	Senior loan	L + 4.50%	N/A (4)	01/2018	-	(2)	-	-
Young Innovations, Inc.	Senior loan	L + 4.50%	5.75%	01/2019	4,269	4,243	0.6	4,269
					181,544	178,932	25.0	180,651

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

March 31, 2014

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of Total	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Home and Office Furnishings,
Housewares, and Durable Consumer
Plano Molding Company, LLC	Senior loan	L + 4.25%	5.25%	10/2018	2,009	1,996	0.3	2,009
WII Components, Inc.*	Senior loan	L + 4.75%	6.26%	07/2016	1,513	1,503	0.2	1,513
WII Components, Inc.	Senior loan	P + 3.75%	7.00%	07/2016	18	17	-	18
Zenith Products Corporation	One stop	P + 1.75%	5.00%	09/2013	29	29	-	15
Zenith Products Corporation*	One stop	P + 3.50%	6.75%	09/2013	3,684	3,684	0.3	1,842
					7,253	7,229	0.8	5,397
Insurance
AssuredPartners Capital, Inc.	Senior loan	P + 3.50%	6.75%	12/2018	2,365	2,347	0.3	2,365
AssuredPartners Capital, Inc.	Senior loan	P + 3.75%	6.62%	06/2019	413	410	0.1	413
AssuredPartners Capital, Inc.	Senior loan	L + 4.75%	6.00%	12/2019	773	753	0.1	773
Captive Resources Midco, LLC (3)	One stop	L + 5.00%	N/A (4)	01/2019	-	(17)	-	(17)
Captive Resources Midco, LLC*	One stop	L + 5.00%	6.50%	01/2019	20,097	19,899	2.8	19,896
Evolution1, Inc.*	Senior loan	L + 4.75%	6.25%	06/2016	4,549	4,519	0.6	4,549
Evolution1, Inc.	Senior loan	P + 3.75%	7.00%	06/2016	56	53	-	56
					28,253	27,964	3.9	28,035
Investment Funds and Vehicles
Senior Loan Fund LLC (7)(8)	Subordinated debt	L + 8.00%	8.17%	05/2020	36,188	36,188	5.0	36,188
					36,188	36,188	5.0	36,188
Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group, Inc.	One stop	P + 6.75%	9.76%	11/2018	884	872	0.1	716
Competitor Group, Inc.*	One stop	L + 8.75%	9.00% cash/1.00% PIK	11/2018	12,765	12,593	1.5	11,105
Octane Fitness, LLC(3)	One stop	L + 5.25%	N/A (4)	10/2018	-	(4)	-	-
Octane Fitness, LLC	One stop	L + 5.25%	6.50%	10/2018	8,158	8,121	1.1	8,158
Pride Manufacturing Company, LLC*	Senior loan	L + 6.00%	7.75%	11/2015	550	547	0.1	550
Self Esteem Brands, LLC(3)	Senior loan	L + 4.00%	N/A (4)	02/2020	-	(5)	-	(5)
Self Esteem Brands, LLC	Senior loan	L + 4.00%	5.00%	02/2020	8,034	7,984	1.1	7,983
Starplex Operating, L.L.C.	One stop	L + 7.50%	9.00%	12/2017	1,197	1,182	0.2	1,197
Starplex Operating, L.L.C.*	One stop	L + 7.50%	9.00%	12/2017	17,279	17,049	2.4	17,279
Titan Fitness, LLC (3)	One stop	L + 6.50%	N/A (4)	09/2019	-	(24)	-	-
Titan Fitness, LLC (3)	One stop	L + 6.50%	N/A (4)	09/2019	-	(24)	-	-
Titan Fitness, LLC*	One stop	L + 6.50%	7.75%	09/2019	13,671	13,380	1.9	13,671
					62,538	61,671	8.4	60,654
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*	One stop	P + 4.75%	8.00%	10/2017	60	56	-	60
Benetech, Inc.*	One stop	L + 6.00%	7.25%	10/2017	5,262	5,243	0.7	5,262
					5,322	5,299	0.7	5,322
Oil and Gas
Drilling Info, Inc.(3), (5)	One stop	L + 5.00%	N/A (4)	06/2018	-	(1)	-	-
Drilling Info, Inc.(3), (5)	One stop	L + 5.00%	N/A (4)	06/2018	-	(4)	-	-
Drilling Info, Inc.(5)	One stop	L + 5.00%	6.00%	06/2018	1,351	1,339	0.2	1,351
					1,351	1,334	0.2	1,351
Personal and Non-Durable Consumer
Products
Hygenic Corporation, The	Senior loan	L + 4.75%	6.00%	10/2017	142	138	-	142
Hygenic Corporation, The*	Senior loan	L + 4.75%	6.00%	10/2018	4,245	4,197	0.6	4,245
Massage Envy, LLC(3)	One stop	L + 7.25%	N/A (4)	09/2018	-	(14)	-	-
Massage Envy, LLC	One stop	L + 7.25%	8.50%	09/2018	16,421	16,116	2.3	16,421
Rug Doctor LLC	Senior loan	P + 4.25%	7.50%	12/2016	258	247	-	246
Rug Doctor LLC*	Senior loan	L + 5.25%	6.25%	12/2016	5,505	5,455	0.7	5,450
Team Technologies Acquisition Company	Senior loan	P + 3.50%	6.75%	12/2017	58	55	-	58
Team Technologies Acquisition Company	Senior loan	L + 4.75%	6.00%	12/2017	3,502	3,476	0.5	3,502
					30,131	29,670	4.1	30,064
Personal, Food and Miscellaneous
Services
Affordable Care Inc.(3)	Senior loan	L + 4.75%	N/A (4)	12/2017	-	(2)	-	-
Affordable Care Inc.	Senior loan	L + 4.75%	6.00%	12/2018	3,523	3,496	0.5	3,523
El Pollo Loco Inc	Senior loan	L + 4.25%	5.25%	10/2018	5,175	5,128	0.7	5,240
Focus Brands Inc.	Second lien	L + 9.00%	10.25%	08/2018	11,195	11,078	1.6	11,404
National Veterinary Associates, Inc.(3)	Senior loan	L + 5.00%	N/A (4)	12/2017	-	(1)	-	-
National Veterinary Associates, Inc.	Senior loan	L + 5.00%	6.25%	12/2017	5,991	5,953	0.8	5,991
National Veterinary Associates, Inc.	Senior loan	L + 5.00%	6.25%	12/2017	1,671	1,661	0.2	1,671
PMI Holdings, Inc.	One stop	P + 4.75%	8.00%	10/2018	200	190	-	200
PMI Holdings, Inc.*	One stop	L + 5.75%	6.75%	10/2018	33,326	33,173	4.6	33,326
Vetcor Merger Sub LLC(3)	One stop	L + 6.50%	N/A (4)	12/2017	-	(8)	-	-
Vetcor Merger Sub LLC	One stop	L + 6.50%	7.75%	12/2017	199	193	-	199
Vetcor Merger Sub LLC*	One stop	L + 6.50%	7.75%	12/2017	5,892	5,844	0.8	5,892
Vetcor Merger Sub LLC	One stop	L + 6.50%	7.75%	12/2017	374	374	0.1	374
Vetcor Merger Sub LLC	One stop	L + 6.50%	7.75%	12/2017	577	577	0.1	577
Vetcor Merger Sub LLC	One stop	L + 6.50%	7.75%	12/2017	387	387	0.1	387
					68,510	68,043	9.5	68,784

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

March 31, 2014

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of Total	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Printing and Publishing
Market Track, LLC(3)	One stop	L + 6.00%	N/A (4)	10/2019	-	(20)	-	-
Market Track, LLC(3)	One stop	L + 6.00%	N/A (4)	10/2019	-	(19)	-	-
Market Track, LLC*	One stop	L + 6.00%	7.25%	10/2019	29,418	29,145	4.1	29,418
					29,418	29,106	4.1	29,418
Retail Stores
Benihana, Inc.(3)	One stop	L + 5.50%	N/A (4)	07/2018	-	(38)	-	-
Benihana, Inc.*	One stop	L + 5.50%	6.75%	01/2019	14,000	13,616	1.9	14,000
Boot Barn, Inc.*	One stop	L + 5.75%	7.00%	05/2019	24,553	24,235	3.4	24,553
Capital Vision Services, LLC(3)	One stop	L + 7.25%	N/A (4)	12/2017	-	(10)	-	-
Capital Vision Services, LLC(3)	One stop	L + 7.25%	N/A (4)	12/2017	-	(7)	-	-
Capital Vision Services, LLC*	One stop	L + 7.25%	8.50%	12/2017	15,480	15,323	2.1	15,480
Capital Vision Services, LLC	One stop	L + 7.25%	8.50%	12/2017	1,241	1,228	0.2	1,241
DTLR, Inc.*	One stop	L + 8.00%	11.00%	12/2015	16,325	16,225	2.3	16,325
Express Oil Change, LLC	Senior loan	L + 4.75%	6.29%	12/2017	81	79	-	81
Express Oil Change, LLC*	Senior loan	P + 3.50%	6.75%	12/2017	1,771	1,758	0.2	1,771
Express Oil Change, LLC	Senior loan	P + 3.50%	6.75%	12/2017	113	109	-	113
Floor & Decor Outlets of America, Inc.*	One stop	L + 6.50%	7.75%	05/2019	11,300	11,181	1.6	11,300
Marshall Retail Group, LLC, The(3)	Senior loan	L + 6.50%	8.00%	10/2016	122	113	-	122
Marshall Retail Group, LLC, The*	Senior loan	L + 6.50%	8.00%	10/2016	9,235	9,132	1.3	9,235
Paper Source, Inc.(3)	One stop	L + 6.25%	N/A (4)	09/2018	-	(11)	-	-
Paper Source, Inc.*	One stop	L + 6.25%	7.25%	09/2018	12,641	12,527	1.8	12,641
Restaurant Holding Company, LLC	Senior loan	L + 7.75%	8.75%	02/2019	4,989	4,940	0.7	4,977
Rubio's Restaurants, Inc*	Senior loan	L + 4.75%	6.00%	11/2018	9,423	9,415	1.3	9,423
Sneaker Villa, Inc.(3)	One stop	L + 8.50%	N/A (4)	12/2017	-	(14)	-	-
Sneaker Villa, Inc.(3)	One stop	L + 8.50%	N/A (4)	12/2017	-	(12)	-	-
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	4,491	4,407	0.6	4,491
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	627	619	0.1	627
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	1,253	1,241	0.2	1,253
Specialty Catalog Corp.(3)	One stop	L + 6.00%	N/A (4)	07/2017	-	(5)	-	-
Specialty Catalog Corp.	One stop	L + 6.00%	7.50%	07/2017	4,763	4,721	0.7	4,763
Vision Source L.P.(3)	One stop	L + 5.00%	N/A (4)	04/2016	-	(8)	-	-
Vision Source L.P.*	One stop	L + 5.00%	6.00%	04/2016	18,504	18,378	2.5	18,504
					150,912	149,142	20.9	150,900
Telecommunications
Arise Virtual Solutions, Inc.(3)	One stop	L + 6.00%	N/A (4)	12/2018	-	(12)	-	(13)
Arise Virtual Solutions, Inc.*	One stop	L + 6.00%	7.25%	12/2018	14,046	13,913	1.9	13,906
Hosting.com Inc.	Senior loan	P + 3.25%	6.50%	12/2017	20	19	-	20
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	12/2017	884	872	0.1	884
ITC Global, Inc. (3)	One stop	L + 6.75%	N/A (4)	07/2018	-	(14)	-	-
ITC Global, Inc.*	One stop	L + 6.75%	7.75%	07/2018	8,475	8,393	1.2	8,475
ITC Global, Inc.	One stop	L + 6.75%	7.75%	07/2018	1,445	1,431	0.2	1,445
					24,870	24,602	3.4	24,717

Textile and Leather
5.11, Inc.	Senior loan	L + 5.00%	6.00%	02/2020	876	872	0.1	872
					876	872	0.1	872
Utilities
PowerPlan Consultants, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	10/2018	-	(1)	-	-
PowerPlan Consultants, Inc.*	Senior loan	L + 4.25%	5.27%	10/2019	3,987	3,937	0.6	3,987
					3,987	3,936	0.6	3,987

Total debt investments United States					$1,219,610	$1,203,543	167.3%	$1,208,005

Fair Value as a percentage of Principal Amount								99.0%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

March 31, 2014

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Shares /		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Equity investments(9)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.2%	$1,506
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	-	3
Whitcraft LLC	Common stock	N/A	N/A	N/A	7	670	0.1	409
Whitcraft LLC	Warrant	N/A	N/A	N/A	1	-	-	79
						2,471	0.3	1,997
Automobile
ABRA, Inc	LLC interest	N/A	N/A	N/A	208	352	0.4	2,707
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	-	4	-	78
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	-	26	-	38
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	-	-	-	10
						382	0.4	2,833
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	51	746	0.1	824
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	8	816	0.1	816
Goode Seed Co-Invest, LLC	LLC units	N/A	N/A	N/A	356	356	0.1	411
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	440
Northern Brewer, LLC	LLC interest	N/A	N/A	N/A	438	362	-	119
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	-	124
						3,021	0.4	2,734
Containers, Packaging and Glass
Packaging Coordinators, Inc.	LLC interest	N/A	N/A	N/A	48	1,563	0.4	2,745

Diversified Conglomerate Manufacturing
ICCN Acquisition Corp.	Common stock	N/A	N/A	N/A	-	-	-	-
ICCN Acquisition Corp.	Preferred stock	N/A	N/A	N/A	-	162	-	162
Oasis Outsourcing Holdings, Inc.	LLC interest	N/A	N/A	N/A	1,088	1,088	0.3	1,899
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	-	160	-	4
TIDI Products, LLC	LLC interest	N/A	N/A	N/A	315	158	0.1	235
						1,568	0.4	2,300
Diversified Conglomerate Service
Daxko, LLC	LLC units	N/A	N/A	N/A	219	219	-	219
Document Technologies, LLC	LLC interest	N/A	N/A	N/A	24	490	0.1	700
Marathon Data Operating Co., LLC	Common stock	N/A	N/A	N/A	1	264	0.1	299
Marathon Data Operating Co., LLC	Preferred stock	N/A	N/A	N/A	1	264	0.1	264
Navex Global, Inc.	LP interest	N/A	N/A	N/A	-	666	0.1	624
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	-	-
PC Helps Support, LLC	Preferred stock	N/A	N/A	N/A	0	61	-	70
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	263	-	180
						2,234	0.4	2,356
Electronics
ECI Acquisition Holdings, Inc.	Common stock	N/A	N/A	N/A	9	872	0.1	872

Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,315	1,322	0.2	1,269

Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	0.1	769
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	0.1	901
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	741	-	74
Certara L.P.	LP interest	N/A	N/A	N/A	-	541	0.1	541
Dialysis Newco, Inc.	LLC units	N/A	N/A	N/A	871	89	0.2	1,691
Encore Rehabilitation Services, LLC	LLC interest	N/A	N/A	N/A	270	270	0.1	428
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	-	102	-	118
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	-	4	-	4
Global Healthcare Exchange, LLC	Preferred stock	N/A	N/A	N/A	-	398	0.1	398
Healogics, Inc.	Preferred stock	N/A	N/A	N/A	695	799	0.2	1,264
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	-	38	-	10
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	514	0.1	676
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	569	0.1	868
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	-	76
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	-	249	0.1	279
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	-	98
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	264	0.1	446
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	487	0.1	614
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	495
Young Innovations, Inc.	Preferred stock	N/A	N/A	N/A	-	236	0.1	269
						6,730	1.6	10,019
Home and Office Furnishings,
Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	35	-	154

Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	86	-	152

Investment Funds and Vehicles
Senior Loan Fund LLC (7)(8)	LLC interest	N/A	N/A	N/A	4,051	5,170	0.8	5,521

Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group, Inc.	LLC interest	N/A	N/A	N/A	708	712	-	43
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	712
Starplex Operating, L.L.C.	Common stock	N/A	N/A	N/A	1	183	-	183
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	6	583	0.1	625
						2,190	0.2	1,563

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (Continued)

March 31, 2014

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Shares /		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Personal and Non-Durable Consumer
Products
Hygenic Corporation, The	LP interest	N/A	N/A	N/A	1	61	-	74
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	818
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	-	148	0.1	204
						958	0.2	1,096
Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	271	-	0.1	687

Printing and Publishing
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	0.1	191
Market Track, LLC	Preferred stock	N/A	N/A	N/A	-	145	-	172
						290	0.1	363
Retail Stores
Barcelona Restaurants, LLC(8)(10)	LP interest	N/A	N/A	N/A	1,996	1,996	0.4	2,879
Benihana, Inc.	LLC interest	N/A	N/A	N/A	43	699	0.1	747
Capital Vision Services, LLC	LLC interest	N/A	N/A	N/A	402	402	0.1	654
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	-	66
Paper Source, Inc.	LLC interest	N/A	N/A	N/A	8	1,387	0.2	1,417
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.1	1,388
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	437
Vision Source L.P.	Common stock	N/A	N/A	N/A	-	936	0.1	1,032
						6,857	1.1	8,620
Telecommunications
ITC Global, Inc.	Preferred stock	N/A	N/A	N/A	17	311	0.1	311

Total equity investments United States						$36,060	6.3%	$45,592

Total United States						$1,239,603	173.6%	$1,253,597

Total Investments						$1,239,603	173.6%	$1,253,597

Cash, Restricted Cash and Cash Equivalents
Cash and Restricted Cash						$21,655	3.0%	$21,655
US Bank Money Market Account (cusip 9AMMF05B2)						32,416	4.5	32,416
Total Cash, Restricted Cash and Cash Equivalents						$54,071	7.5%	$54,071

Total Investments and Cash, Restricted Cash and Cash Equivalents						$1,293,674	181.1%	$1,307,668

*	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 7).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at March 31, 2014. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at March 31, 2014.
(3)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	The entire commitment was unfunded at March 31, 2014. As such, no interest is being earned on this investment.
(5)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire One Stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(6)	Loan was on non-accrual status as of March 31, 2014, meaning that the Company has ceased recognizing interest income on the loan.
(7)	As defined in the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the six months ended March 31, 2014 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(8)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(9)	Non-income producing securities.
(10)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as the Company along with affiliated entities owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the financial statements for transactions during the six months ended March 31, 2014 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2013

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (Continued)

September 30, 2013

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal / Par		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Building and Real Estate
ITEL Laboratories, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	06/2018	-	(1)	-	-
ITEL Laboratories, Inc.*	Senior loan	L + 4.75%	6.00%	06/2018	801	792	0.1	801
KHKI Acquisition, Inc.	Senior loan	P + 5.00%	8.50%	03/2017	2,547	2,547	0.2	1,401
					3,348	3,338	0.3	2,202
Cargo Transport
RP Crown Parent (RedPrairie Corp)*	Senior loan	L + 5.50%	6.75%	12/2018	1,985	1,950	0.3	2,003
					1,985	1,950	0.3	2,003
Chemicals, Plastics and Rubber
Integrated DNA Technologies, Inc.	Subordinated debt	N/A	12.00% cash/2.00% PIK	04/2015	450	447	0.1	450
Integrated DNA Technologies, Inc.	Subordinated debt	N/A	12.00% cash/2.00% PIK	04/2015	1,267	1,246	0.2	1,267
Integrated DNA Technologies, Inc.	Subordinated debt	N/A	12.00% cash/2.00% PIK	04/2015	450	442	0.1	450
Road Infrastructure Investment, LLC	Senior loan	L + 5.00%	5.18%	03/2017	49	17	-	48
Road Infrastructure Investment, LLC*	Senior loan	L + 5.00%	6.25%	03/2018	4,515	4,469	0.7	4,557
					6,731	6,621	1.1	6,772
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.25%	5.25%	10/2017	39	39	-	39
Fort Dearborn Company*	Senior loan	L + 4.75%	5.75%	10/2018	156	155	-	156
Fort Dearborn Company*	Senior loan	L + 4.25%	5.25%	10/2017	559	555	0.1	559
Fort Dearborn Company*	Senior loan	L + 4.75%	5.75%	10/2018	2,202	2,187	0.3	2,202
Packaging Coordinators, Inc.*	Senior loan	L + 4.25%	5.50%	05/2020	6,810	6,778	1.0	6,776
Packaging Coordinators, Inc.	Second lien	L + 8.25%	9.50%	11/2020	29,098	28,539	4.4	28,807
					38,864	38,253	5.8	38,539
Diversified Conglomerate Manufacturing
Chase Industries, Inc.*	One stop	L + 5.66%	6.91%	11/2017	13,815	13,622	2.1	13,815
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	1,352	1,333	0.2	1,352
Metal Spinners, Inc.*	Senior loan	L + 6.50%	8.00%	12/2014	2,684	2,649	0.4	2,684
Onicon Incorporated(4)	One stop	L + 6.75%	N/A (5)	12/2017	-	(14)	-	-
Onicon Incorporated	One stop	L + 6.75%	8.25%	12/2017	3,606	3,544	0.5	3,606
Pasternack Enterprises, Inc.*	Senior loan	L + 5.00%	6.25%	12/2017	1,208	1,198	0.2	1,208
Plex Systems, Inc.(4)	Senior loan	L + 7.50%	N/A (5)	06/2018	-	(26)	-	(26)
Plex Systems, Inc.*	Senior loan	L + 7.50%	8.75%	06/2018	13,670	13,375	2.0	13,465
Sunless Merger Sub, Inc.	Senior loan	P + 4.00%	7.25%	07/2016	56	55	-	24
Sunless Merger Sub, Inc.*	Senior loan	L + 5.25%	6.50%	07/2016	2,171	2,165	0.3	1,910
Tecomet Inc.(4)	Senior loan	L + 4.50%	N/A (5)	12/2016	-	(5)	-	-
Tecomet Inc.*	Senior loan	L + 4.50%	5.75%	12/2016	5,610	5,546	0.9	5,610
TIDI Products, LLC(4)	Senior loan	L + 7.00%	N/A (5)	07/2017	-	(10)	-	-
TIDI Products, LLC*	Senior loan	L + 7.00%	8.25%	07/2018	8,703	8,552	1.3	8,703
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2013	4,865	4,836	0.7	4,865
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2013	68	67	-	68
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2013	1,016	1,008	0.2	1,016
					58,824	57,895	8.8	58,300
Diversified Conglomerate Service
Aderant North America, Inc.*	Senior loan	L + 5.00%	6.25%	12/2018	4,506	4,467	0.7	4,506
Agility Recovery Solutions Inc.(4)	One stop	L + 7.00%	N/A (5)	12/2017	-	(7)	-	-
Agility Recovery Solutions Inc.*	One stop	L + 7.00%	8.25%	12/2017	9,409	9,221	1.4	9,409
API Healthcare Corporation*	One stop	L + 8.63%	9.88%	04/2018	34,156	33,882	5.2	34,156
Consona Holdings, Inc.(4)	Senior loan	L + 5.50%	N/A (5)	08/2017	-	(2)	-	-
Consona Holdings, Inc.*	Senior loan	L + 5.50%	6.75%	08/2018	1,037	1,008	0.2	1,037
Consona Holdings, Inc.*	Senior loan	L + 6.00%	7.25%	08/2018	1,551	1,538	0.2	1,551
Document Technologies, LLC (4)	Senior loan	L + 4.25%	N/A (5)	12/2018	-	(13)	-	-
Document Technologies, LLC*	Senior loan	L + 4.25%	5.50%	12/2018	6,724	6,659	1.0	6,724
EAG, INC. (Evans Analytical Group)*	Senior loan	L + 4.50%	6.00%	07/2017	2,459	2,432	0.4	2,459
HighJump Acquisition LLC	One stop	L + 7.50%	8.75%	07/2016	7,142	7,075	1.1	7,142
Integration Appliance, Inc.	Senior loan	P + 7.00%	10.25%	09/2018	719	709	0.1	709
Integration Appliance, Inc.	Senior loan	P + 7.00%	10.25%	09/2018	5,396	5,261	0.8	5,315
Marathon Data Operating Co., LLC (4)	One stop	L + 6.25%	N/A (5)	08/2017	-	(8)	-	-
Marathon Data Operating Co., LLC	One stop	L + 6.25%	7.50%	08/2017	4,772	4,679	0.7	4,772
MSC.Software Corporation*	One stop	L + 7.15%	8.40%	11/2017	10,028	9,867	1.5	10,028
Navex Global, Inc.(4)	One stop	L + 7.50%	N/A (5)	12/2016	-	(16)	-	(25)
Navex Global, Inc.*	One stop	L + 7.50%	9.00%	12/2016	17,758	17,460	2.7	17,403
NetSmart Technologies, Inc.	Senior loan	L + 7.50%	8.75%	12/2017	654	642	0.1	654
NetSmart Technologies, Inc.*	Senior loan	L + 7.50%	8.75%	12/2017	8,377	8,302	1.3	8,377
PC Helps Support, LLC(4)	Senior loan	L + 5.25%	N/A (5)	09/2017	-	(2)	-	-
PC Helps Support, LLC	Senior loan	L + 5.25%	6.50%	09/2017	2,007	1,984	0.3	2,007
Secure-24, LLC(4)	One stop	L + 7.00%	N/A (5)	08/2017	-	(6)	-	-
Secure-24, LLC*	One stop	L + 7.00%	8.25%	08/2017	10,539	10,290	1.6	10,539
Secure-24, LLC	One stop	L + 7.00%	8.25%	03/2015	1,541	1,520	0.2	1,541
Source Medical Solutions, Inc.	Second lien	L + 9.50%	10.75%	03/2018	9,294	9,104	1.4	9,201
Vericlaim, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	05/2018	-	(3)	-	(4)
Vericlaim, Inc.	Senior loan	L + 4.75%	6.00%	05/2018	5,822	5,795	0.9	5,793
					143,891	141,838	21.8	143,294

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (Continued)

September 30, 2013

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal / Par		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Electronics
Ecommerce Industries, Inc.(4)	One stop	L + 6.75%	N/A (5)	10/2016	-	(20)	-	-
Ecommerce Industries, Inc.*	One stop	L + 8.39%	9.64%	10/2016	12,519	12,378	1.9	12,519
Entrust, Inc./Entrust Limited*	Second lien	L + 9.50%	10.75%	04/2019	5,204	5,159	0.7	5,204
Entrust, Inc./Entrust Limited*	Second lien	L + 9.50%	10.75%	04/2019	11,523	11,424	1.8	11,523
Rogue Wave Holdings, Inc.*	One stop	L + 9.28%	10.53%	11/2017	7,249	7,162	1.1	7,249
Sparta Systems, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	12/2017	-	(7)	-	-
Sparta Systems, Inc.	Senior loan	L + 5.25%	6.50%	12/2017	6,375	6,307	1.0	6,375
Syncsort Incorporated	Senior loan	P + 4.25%	7.50%	03/2015	160	158	-	160
Syncsort Incorporated*	Senior loan	P + 4.25%	7.50%	03/2015	6,365	6,291	1.0	6,365
Time-O-Matic, Inc.	Subordinated debt	N/A	12.00% cash/1.25% PIK	12/2016	11,709	11,576	1.8	11,709
					61,104	60,428	9.3	61,104
Farming and Agriculture
AGData, L.P.	One stop	L + 6.00%	7.25%	08/2016	3,837	3,799	0.6	3,837

Finance
Ascensus, Inc.*	Senior loan	L + 6.75%	8.00%	12/2018	17,958	17,643	2.7	17,958
Bonddesk Group LLC*	Senior loan	L + 5.00%	6.50%	09/2016	869	864	0.2	869
Pillar Processing LLC*	Senior loan	L + 5.50%	5.78%	11/2018	1,604	1,601	0.2	1,524
Pillar Processing LLC*(3)	Senior loan	N/A	14.50%	05/2019	2,478	2,483	0.1	625
					22,909	22,591	3.2	20,976

Grocery
MyWebGrocer, Inc.(4)	Senior loan	L + 8.75%	N/A (5)	05/2018	-	(15)	-	(16)
MyWebGrocer, Inc.	Senior loan	L + 8.75%	6.00% cash/4.00% PIK	05/2018	14,271	14,036	2.1	14,128
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.50%	5.75%	05/2018	2,800	2,773	0.4	2,772
					17,071	16,794	2.5	16,884

Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	02/2018	-	(7)	-	-
Advanced Pain Management Holdings, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	02/2018	-	(10)	-	-
Advanced Pain Management Holdings, Inc.*	Senior loan	L + 5.00%	6.25%	02/2018	7,364	7,299	1.1	7,364
Avatar International, LLC	Senior loan	L + 8.00%	9.25%	09/2016	1,651	1,638	0.2	1,618
Avatar International, LLC(4)	One stop	L + 7.50%	N/A (5)	09/2016	-	(6)	-	(24)
Avatar International, LLC*	One stop	L + 7.50%	8.75%	09/2016	7,653	7,575	1.1	7,424
DDC Center Inc.	One stop	L + 6.25%	N/A (5)	10/2013	-	-	-	-
DDC Center Inc.*	One stop	L + 6.25%	9.25%	10/2014	7,920	7,913	1.2	7,920
Delta Educational Systems*	Senior loan	P + 4.75%	8.00%	12/2016	1,806	1,778	0.3	1,806
Dialysis Newco, Inc.	Senior loan	L + 4.25%	5.25%	08/2020	6,346	6,283	1.0	6,314
Dialysis Newco, Inc.(4)	Second lien	L + 8.50%	N/A (5)	02/2021	-	(25)	-	(22)
Dialysis Newco, Inc.*	Second lien	L + 8.50%	9.75%	02/2021	23,901	23,490	3.6	23,543
Encore Rehabilitation Services, LLC(4)	One stop	L + 6.25%	N/A (5)	06/2017	-	(12)	-	-
Encore Rehabilitation Services, LLC	One stop	L + 6.25%	7.50%	06/2017	5,099	4,994	0.8	5,099
G & H Wire Company, Inc.(4)	Senior loan	L + 5.50%	N/A (5)	11/2016	-	(9)	-	-
G & H Wire Company, Inc.*	Senior loan	L + 5.50%	7.00%	11/2016	8,555	8,452	1.3	8,555
Healogics, Inc.*	Second lien	L + 8.00%	9.25%	02/2020	16,454	16,304	2.6	16,851
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.50%	05/2017	438	433	0.1	403
Hospitalists Management Group, LLC	Senior loan	P + 4.00%	7.25%	05/2017	888	878	0.1	815
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.50%	05/2017	3,694	3,629	0.5	3,398
IntegraMed America, Inc.(4)	One stop	L + 7.25%	N/A (5)	09/2017	-	(15)	-	-
IntegraMed America, Inc.*	One stop	L + 7.25%	8.50%	09/2017	14,457	14,196	2.2	14,457
Maverick Healthcare Group, LLC *	Senior loan	L + 5.50%	7.25%	12/2016	2,030	2,011	0.3	2,030
NeuroTherm, Inc.	Senior loan	P + 4.00%	7.25%	02/2016	64	60	-	64
NeuroTherm, Inc.*	Senior loan	L + 5.00%	6.50%	02/2016	1,332	1,318	0.2	1,332
Northwestern Management Services, LLC(4)	Senior loan	L + 5.25%	N/A (5)	10/2017	-	(13)	-	-
Northwestern Management Services, LLC(4)	Senior loan	L + 5.25%	N/A (5)	10/2017	-	(5)	-	-
Northwestern Management Services, LLC*	Senior loan	L + 5.25%	6.50%	10/2017	4,031	3,963	0.6	4,031
Pentec Acquisition Sub, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	05/2017	-	(3)	-	(6)
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.25%	6.50%	05/2018	1,895	1,865	0.3	1,819
Precision Dermatology, Inc.(4)	Senior loan	L + 6.00%	N/A (5)	09/2018	-	(9)	-	(4)
Precision Dermatology, Inc.	Senior loan	L + 6.00%	7.25%	09/2018	11,086	10,977	1.7	11,031
Reliant Pro ReHab, LLC	Senior loan	L + 4.75%	6.00%	06/2016	949	943	0.1	949
Reliant Pro ReHab, LLC	Senior loan	P + 3.75%	7.00%	06/2016	185	179	-	185
Reliant Pro ReHab, LLC*	Senior loan	L + 4.75%	6.00%	06/2016	3,409	3,376	0.5	3,409
Renaissance Pharma (U.S.) Holdings Inc.(4)	Senior loan	L + 5.25%	N/A (5)	05/2018	-	(4)	-	-
Renaissance Pharma (U.S.) Holdings Inc.*	Senior loan	L + 5.25%	6.75%	05/2018	4,493	4,436	0.7	4,493
Southern Anesthesia and Surgical(4)	One stop	L + 7.00%	N/A (5)	11/2017	-	(13)	-	-
Southern Anesthesia and Surgical	One stop	L + 7.00%	8.25%	11/2017	6,217	6,090	0.9	6,217
Surgical Information Systems, LLC	Second lien	L + 3.00%	4.00%	09/2018	1,714	1,714	0.3	1,714
WIL Research Company, Inc.*	Senior loan	L + 4.50%	5.75%	02/2018	784	775	0.1	776
Young Innovations, Inc.(4)	Senior loan	L + 4.50%	N/A (5)	01/2018	-	(2)	-	-
Young Innovations, Inc.	Senior loan	L + 4.50%	5.75%	01/2019	4,594	4,564	0.7	4,594
					149,009	147,000	22.5	148,155

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (Continued)

September 30, 2013

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal / Par		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Home and Office Furnishings,
Housewares, and Durable Consumer
WII Components, Inc.	Senior loan	P + 3.75%	7.00%	07/2016	26	25	-	26
WII Components, Inc.*	Senior loan	L + 4.75%	6.25%	07/2016	1,639	1,626	0.3	1,639
Zenith Products Corporation	One stop	P + 1.75%	5.00%	09/2013	29	29	-	24
Zenith Products Corporation*	One stop	P + 3.50%	6.75%	09/2013	3,684	3,684	0.4	2,947
					5,378	5,364	0.7	4,636
Insurance
AssuredPartners Capital, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	06/2019	-	(4)	-	-
AssuredPartners Capital, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	12/2019	-	(22)	-	-
AssuredPartners Capital, Inc.*	Senior loan	L + 4.50%	5.75%	12/2018	2,377	2,358	0.4	2,377
Captive Resources Midco, LLC (4)	Senior loan	L + 5.50%	N/A (5)	10/2017	-	(3)	-	-
Captive Resources Midco, LLC*	Senior loan	L + 5.50%	6.75%	10/2018	3,552	3,522	0.5	3,552
Evolution1, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	06/2016	-	(14)	-	-
Evolution1, Inc.	Senior loan	P + 3.75%	7.00%	06/2016	89	86	-	89
Evolution1, Inc.*	Senior loan	L + 4.75%	6.25%	06/2016	4,561	4,523	0.7	4,561
					10,579	10,446	1.6	10,579
Investment Funds and Vehicles
Senior Loan Fund LLC (7)	Senior loan	L + 4.00%	4.20%	05/2020	4,140	4,140	0.6	4,066
					4,140	4,140	0.6	4,066
Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group, Inc.(4)	One stop	L + 7.75%	N/A (5)	11/2018	-	(44)	-	-
Competitor Group, Inc.	One stop	P + 6.75%	10.00%	11/2018	884	871	0.1	796
Competitor Group, Inc.*	One stop	L + 8.75%	7.75% cash/1.00% PIK	11/2018	12,774	12,581	1.8	11,496
Octane Fitness, LLC*	One stop	L + 5.50%	7.00%	12/2015	4,675	4,590	0.7	4,675
Pride Manufacturing Company, LLC*	Senior loan	L + 6.00%	7.75%	11/2015	591	586	0.1	591
Service Companies, The	Senior loan	P + 5.25%	10.25%	03/2014	155	155	-	155
Service Companies, The*	Senior loan	L + 6.50%	9.00%	03/2014	6,354	6,336	1.0	6,354
Starplex Operating, L.L.C.	One stop	L + 7.50%	9.00%	12/2017	958	940	0.1	958
Starplex Operating, L.L.C.*	One stop	L + 7.50%	9.00%	12/2017	17,432	17,171	2.6	17,432
Titan Fitness, LLC (4)	One stop	L + 6.50%	N/A (5)	09/2019	-	(26)	-	(26)
Titan Fitness, LLC	One stop	P + 5.25%	8.50%	09/2019	687	661	0.1	661
Titan Fitness, LLC	One stop	P + 5.25%	8.50%	09/2019	13,740	13,421	2.1	13,533
					58,250	57,242	8.6	56,625
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(4)	One stop	L + 6.00%	N/A (5)	10/2017	-	(5)	-	-
Benetech, Inc.*	One stop	L + 6.00%	7.25%	10/2017	5,506	5,484	0.8	5,506
					5,506	5,479	0.8	5,506
Oil and Gas
Drilling Info, Inc.(4)	One stop	L + 5.50%	N/A (5)	06/2018	-	(1)	-	(1)
Drilling Info, Inc.	One stop	L + 5.50%	6.75%	06/2018	1,368	1,355	0.2	1,354
Drilling Info, Inc.(4)	One stop	L + 5.50%	N/A (5)	06/2018	-	(5)	-	(5)
					1,368	1,349	0.2	1,348
Personal and Non-Durable Consumer
Products
Hygenic Corporation, The(4)	Senior loan	L + 4.50%	N/A (5)	10/2017	-	(3)	-	-
Hygenic Corporation, The*	Senior loan	L + 4.50%	5.75%	10/2018	3,534	3,492	0.6	3,534
Massage Envy, LLC(4)	One stop	L + 7.25%	N/A (5)	09/2018	-	(15)	-	-
Massage Envy, LLC	One stop	L + 7.25%	8.50%	09/2018	16,634	16,291	2.5	16,634
Team Technologies Acquisition Company(4)	Senior loan	L + 4.75%	N/A (5)	12/2017	-	(4)	-	-
Team Technologies Acquisition Company	Senior loan	L + 4.75%	6.00%	12/2017	3,519	3,490	0.6	3,519
					23,687	23,251	3.7	23,687
Personal, Food and Miscellaneous
Services
Affordable Care Inc.(4)	Senior loan	L + 4.75%	N/A (5)	12/2017	-	(2)	-	-
Affordable Care Inc.	Senior loan	L + 4.75%	6.00%	12/2018	3,541	3,510	0.5	3,541
Automatic Bar Controls, Inc.(4)	Senior loan	L + 5.75%	N/A (5)	03/2016	-	(1)	-	-
Automatic Bar Controls, Inc.*	Senior loan	L + 5.50%	7.00%	03/2016	904	897	0.1	904
Focus Brands Inc.	Second lien	L + 9.00%	10.25%	08/2018	11,195	11,076	1.7	11,418
National Veterinary Associates, Inc.	Senior loan	L + 5.00%	6.25%	12/2017	955	943	0.2	955
National Veterinary Associates, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	12/2017	-	(1)	-	-
National Veterinary Associates, Inc.	Senior loan	L + 5.00%	6.25%	12/2017	6,006	5,963	0.9	6,006
PMI Holdings, Inc. (4)	Senior loan	L + 4.75%	N/A (5)	06/2017	-	(2)	-	-
PMI Holdings, Inc.	Senior loan	L + 4.75%	5.75%	06/2017	2,629	2,609	0.4	2,629
Vetcor Merger Sub LLC	Senior loan	L + 6.50%	7.75%	12/2017	377	356	0.1	377
Vetcor Merger Sub LLC	Senior loan	L + 6.50%	7.75%	12/2017	520	513	0.1	520
Vetcor Merger Sub LLC*	Senior loan	L + 6.50%	7.75%	12/2017	5,938	5,881	0.9	5,938
					32,065	31,742	4.9	32,288

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (Continued)

September 30, 2013

(In thousands)

							Percentage
	Investment	Spread Above	Interest	Maturity	Principal / Par		of Total	Fair
	Type	Index(1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Personal Transportation
PODS Funding Corp. II	Subordinated debt	N/A	21.00%	11/2017	702	702	0.1	702
PODS Funding Corp. II	Subordinated debt	N/A	21.00%	11/2017	3,400	3,400	0.5	3,400
PODS Funding Corp. II	Subordinated debt	N/A	10.50% cash/5.00% PIK	05/2017	1,217	1,267	0.2	1,278
PODS Funding Corp. II	Subordinated debt	N/A	10.50% cash/5.00% PIK	05/2017	4,829	4,980	0.8	5,070
PODS Funding Corp. II	Senior loan	L + 6.00%	7.25%	11/2016	691	678	0.1	691
PODS Funding Corp. II*	Senior loan	L + 6.00%	7.25%	11/2016	6,091	5,978	0.9	6,091
					16,930	17,005	2.6	17,232
Printing and Publishing
Market Track, LLC(4)	Senior loan	L + 6.11%	N/A (5)	08/2018	-	(5)	-	-
Market Track, LLC*	Senior loan	L + 6.11%	7.36%	08/2018	3,114	3,076	0.5	3,114
Market Track, LLC(4)	Senior loan	L + 7.65%	N/A (5)	08/2018	-	(3)	-	-
					3,114	3,068	0.5	3,114
Retail Stores
Barcelona Restaurants, LLC(4)(6)	One stop	L + 8.25%	N/A (5)	03/2017	-	(4)	-	-
Barcelona Restaurants, LLC*(6)	One stop	L + 8.25%	9.50%	03/2017	5,707	5,623	0.9	5,707
Benihana, Inc.(4)	One stop	L + 5.50%	N/A (5)	07/2018	-	(42)	-	-
Benihana, Inc.*	One stop	L + 5.50%	6.75%	01/2019	14,106	13,679	2.1	14,106
Boot Barn, Inc.*	One stop	L + 5.75%	7.00%	05/2019	24,677	24,327	3.7	24,430
Capital Vision Services, LLC(4)	One stop	L + 7.25%	N/A (5)	12/2017	-	(16)	-	-
Capital Vision Services, LLC	One stop	P + 6.25%	9.50%	12/2017	323	311	0.1	323
Capital Vision Services, LLC*	One stop	L + 7.25%	8.50%	12/2017	13,358	13,190	2.0	13,358
DTLR, Inc.*	One stop	L + 8.00%	11.00%	12/2015	16,757	16,625	2.6	16,757
Floor & Decor Outlets of America, Inc.*	One stop	L + 6.50%	7.75%	05/2019	11,358	11,226	1.7	11,216
Marshall Retail Group, LLC, The(4)	Senior loan	L + 6.50%	N/A (5)	10/2016	-	(11)	-	-
Marshall Retail Group, LLC, The*	Senior loan	L + 6.50%	8.00%	10/2016	9,495	9,370	1.4	9,495
Paper Source, Inc.	One stop	L + 6.25%	7.25%	09/2018	169	157	-	157
Paper Source, Inc.*	One stop	L + 6.25%	7.25%	09/2018	12,703	12,562	1.9	12,576
Restaurant Holding Company, LLC	Senior loan	L + 7.50%	9.00%	02/2017	9,274	9,149	1.4	9,298
Rubio's Restaurants, Inc.*	One stop	L + 7.25%	8.75% cash/0.25% PIK	06/2015	7,695	7,637	1.2	7,695
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	626	619	0.1	626
Sneaker Villa, Inc.	One stop	P + 7.00%	11.50%	12/2017	752	736	0.1	752
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	4,549	4,453	0.7	4,549
Specialty Catalog Corp.(4)	One stop	L + 6.00%	N/A (5)	07/2017	-	(6)	-	-
Specialty Catalog Corp.	One stop	L + 6.00%	7.50%	07/2017	5,187	5,134	0.8	5,187
Vision Source L.P.	One stop	P + 5.50%	8.75%	04/2016	129	123	-	129
Vision Source L.P.*	One stop	L + 6.75%	8.00%	04/2016	11,703	11,580	1.8	11,703
					148,568	146,422	22.5	148,064
Telecommunications
Hosting.com Inc.	Senior loan	P + 3.25%	6.50%	10/2016	20	19	-	20
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	10/2016	812	802	0.1	812
ITC Global, Inc. (4)	One stop	P + 5.50%	8.75%	07/2018	10	(5)	-	(4)
ITC Global, Inc.	One stop	L + 6.75%	7.75%	07/2018	8,605	8,513	1.3	8,519
NameMedia, Inc.	Senior loan	L + 6.00%	N/A (5)	11/2014	-	-	-	-
NameMedia, Inc.	Senior loan	P + 5.00%	8.25%	11/2014	1,170	1,162	0.2	1,170
					10,617	10,491	1.6	10,517
Utilities
PowerPlan Consultants, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	03/2017	-	(1)	-	-
PowerPlan Consultants, Inc.*	Senior loan	L + 5.25%	6.75%	03/2018	4,218	4,171	0.6	4,218
					4,218	4,170	0.6	4,218

Total debt investments United States					$998,745	$985,069	150.4%	$990,172

Fair Value as a percentage of Principal Amount								99.1%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (Continued)

September 30, 2013

(In thousands)

	Investment	Spread Above	Interest	Maturity	Principal Amount/Shares/		Percentage of Total	Fair
	Type	Index(1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Equity investments
Aerospace and Defense
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	$295	0.1%	$232
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	670	0.1	626
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	122
						965	0.2	980
Automobile
ABRA, Inc	LLC interest	N/A	N/A	N/A	208	1,471	0.5	3,000
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	-	66
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	-	4	-	57
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	-	26	-	34
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	-	-	-	7
						1,582	0.5	3,164
Banking
Prommis Solutions Inc.*	Preferred LLC interest	N/A	N/A	N/A	1	472	-	-
						472	-	-
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	57	746	0.1	824
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	7	691	0.1	691
Goode Seed Co-Invest, LLC	LLC units	N/A	N/A	N/A	356	356	0.1	411
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	555
Northern Brewer, LLC	LLC interest	N/A	N/A	N/A	142	315	-	271
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	-	138
						2,849	0.4	2,890
Containers, Packaging and Glass
Packaging Coordinators, Inc.	LLC interest	N/A	N/A	N/A	48	2,476	0.4	2,476
						2,476	0.4	2,476
Diversified Conglomerate Manufacturing
Oasis Outsourcing Holdings, Inc.	LLC interest	N/A	N/A	N/A	1,088	1,088	0.3	1,797
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	-	148	-	23
TIDI Products, LLC	LLC interest	N/A	N/A	N/A	315	315	0.1	368
						1,551	0.4	2,188
Diversified Conglomerate Service
Document Technologies, LLC	LLC interest	N/A	N/A	N/A	24	490	0.1	624
Marathon Data Operating Co., LLC	Common stock	N/A	N/A	N/A	1	264	-	264
Marathon Data Operating Co., LLC	Preferred stock	N/A	N/A	N/A	1	264	-	264
Navex Global, Inc.	LP interest	N/A	N/A	N/A	-	666	0.1	386
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	-	7
PC Helps Support, LLC	Preferred stock	N/A	N/A	N/A	-	61	-	61
Secure-24, LLC	LLC Units	N/A	N/A	N/A	263	263	-	263
						2,015	0.2	1,869
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,269	1,269	0.2	1,269

Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	0.1	675
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	13	829	0.2	869
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	695	0.1	350
Dialysis Newco, Inc.	LLC interest	N/A	N/A	N/A	871	124	0.1	765
Encore Rehabilitation Services, LLC	LLC interest	N/A	N/A	N/A	270	271	0.1	349
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	-	103	-	103
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	-	38	-	13
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	514	0.1	665
National Healing Corporation	Preferred stock	N/A	N/A	N/A	695	799	0.1	812
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	569	0.1	731
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	-	8
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	-	249	-	259
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	-	62
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	264	-	278
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	487	0.1	603
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	495
Young Innovations, Inc.	Preferred stock	N/A	N/A	N/A	-	236	-	236
						5,778	1.1	7,273
Home and Office Furnishings,
Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	73	-	110

Investment Funds and Vehicles
Senior Loan Fund LLC (7)	LLC interest	N/A	N/A	N/A	591	591	0.1	768

Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	121	-	135

Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group, Inc.	LLC interest	N/A	N/A	N/A	711	711	0.1	393
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	712
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	6	582	0.1	582
						2,005	0.3	1,687

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (Continued)

September 30, 2013

(In thousands)

	Investment	Spread Above	Interest	Maturity	Principal Amount/Shares/		Percentage of Total	Fair
	Type	Index(1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Personal and Non-Durable Consumer
Products
Hygenic Corporation, The	LP interest	N/A	N/A	N/A	1	61	-	61
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	749
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	-	148	-	148
						958	0.1	958
Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	271	-	-	256

Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	-	145	-	180
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	-	162
						290	-	342
Retail Stores
Barcelona Restaurants, LLC(6)	LP interest	N/A	N/A	N/A	1,996	1,996	0.4	2,518
Benihana, Inc.	LLC interest	N/A	N/A	N/A	43	699	0.1	830
Capital Vision Services, LLC	LLC interest	N/A	N/A	N/A	402	402	0.1	473
Paper Source, Inc.	LLC interest	N/A	N/A	N/A	8	1,387	0.2	1,387
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.2	1,178
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	462
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	936	0.1	949
						6,776	1.2	7,797
Telecommunications
ITC Global, Inc.	Preferred stock	N/A	N/A	N/A	17	311	0.1	311

Total equity investments United States						$30,082	5.2%	$34,473

Total United States						$1,015,151	155.6%	$1,024,645

Total Investments						$1,017,961	155.6%	$1,024,645

*	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 7).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR or Prime and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2013. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2013.
(3)	Loan was on non-accrual status as of September 30, 2013, meaning that the Company has ceased recognizing interest income on the loan.
(4)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(5)	The entire commitment was unfunded at September 30, 2013. As such, no interest is being earned on this investment.
(6)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as it owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the financial statements for transactions during the year ended September 30, 2013 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control.)
(7)	As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the year ended September 30, 2013 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(8)	Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(9)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire One Stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 1.	Organization

Golub Capital BDC, Inc. (“GBDC” and, collectively with its subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company. GBDC has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for U.S. federal income tax purposes, GBDC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Consolidation: As provided under Regulation S-X and ASC Topic 946 – Financial Services – Investment Companies, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries in its consolidated financial statements. The Company does not consolidate its noncontrolling interest in Senior Loan Fund LLC (“SLF”). See further description of the Company’s investment in SLF in Note 4.

Assets related to transactions that do not meet ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”) requirements for accounting sale treatment are reflected in the Company’s consolidated statements of financial condition as investments. Those assets are owned by special purpose entities, including Golub Capital BDC 2010-1 LLC (the "Issuer"), Golub Capital BDC Funding LLC ("Funding") and Golub Capital BDC Revolver Funding, LLC (“Revolver Funding”), that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

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

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. For the three and six months ended March 31, 2014, the Company earned interest of $24,977 and $49,456, respectively. For the three and six months ended March 31, 2013, the Company earned interest of $18,778 and $36,941, respectively. As of March 31, 2014 and September 30, 2013, the Company had interest receivable of $4,958 and $4,316, respectively.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2014, interest income included $1,740 and $3,647, respectively, of accretion of discounts. For the three and six months ended March 31, 2013, interest income included $2,025 and $4,465, respectively, of accretion of discounts. For the three and six months ended March 31, 2014, the Company received loan origination fees of $2,508 and $5,490, respectively. For the three and six months ended March 31, 2013, the Company received loan origination fees of $734 and $4,468 respectively. These loan origination fees are capitalized and amortized over the life of the loan as interest income.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2014, the Company recorded PIK income of $336 and $749, respectively, and received PIK payments in cash of $157 and $1,906, respectively. For the three and six months ended March 31, 2013, the Company recorded PIK income of $516 and $1,090, respectively, and received PIK payments in cash of $516 and $847, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three and six months ended March 31, 2014, fee income included $0 and $1,000 of prepayment premiums, respectively. For the three and six months ended March 31, 2013, fee income included $780 and $1,513 of prepayment premiums, respectively.

For the three and six months ended March 31, 2014, the Company received interest and fees in cash, which excludes capitalized loan origination fees, in the amounts of $22,019 and $46,969, respectively. For the three and six months ended March 31, 2013, the Company received interest and fees in cash, which excludes capitalized loan origination fees, in the amounts of $16,559 and $32,864, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended March 31, 2014, the Company recorded dividend income of $262 and $278, respectively, and return of capital distributions of $948 and $2,298, respectively. For the three and six months ended March 31, 2013, the Company recorded dividend income of $479 and $746, respectively, and return of capital distributions of $444 and $668, respectively

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The total fair value of non-accrual loans was $5 and $665 as of March 31, 2014 and September 30, 2013, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that it’s estimated current year annual taxable income, determined on a calendar basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2014 and 2013, no amount was recorded for U.S. federal excise tax.

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

Deferred financing costs: Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2014 and September 30, 2013, the Company had deferred financing costs of $8,712 and $7,742, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three and six months ended March 31, 2014 was $460 and $899, respectively. Amortization expense for the three and six months ended March 31, 2013 was $717 and $1,084, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of March 31, 2014 and September 30, 2013, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $220 and $0, respectively.

Recently adopted accounting pronouncements: In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interests in investment companies to be measured at fair value and requiring certain additional disclosures. During the three months ended March 31, 2014, the Company adopted ASU 2013-08 and the required disclosures, which did not have a material impact on the Company’s consolidated financial statements and disclosures.

Note 3.	Related Party Transactions

Investment Advisory Agreement: On April 14, 2010, GBDC entered into the Investment Advisory Agreement with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board most recently reapproved the Investment Advisory Agreement in May 2014. The Investment Adviser is a registered investment adviser with the Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

For the three and six months ended March 31, 2014, the Income Incentive Fee incurred was $1,656 and $4,688, respectively. For the three and six months ended March 31, 2013, the Income Incentive Fee incurred was $2,468 and $4,862, respectively.

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

The Company accrues the Capital Gain Incentive Fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) is positive. The Capital Gain Incentive Fee is calculated on a cumulative basis from April 13, 2010 through the end of each calendar year. For the three and six months ended March 31, 2014 and 2013, the Capital Gain Incentive Fee was zero.

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

Included in accounts payable and accrued expenses is $742 and $752 as of March 31, 2014 and September 30, 2013, respectively, for accrued allocated shared services under the Administration Agreement. The administrative service fee expense under the Administration Agreement for the three and six months ended March 31, 2014 was $742 and $1,324, respectively. The administrative service fee expense under the Administration Agreement for the three and six months ended March 31, 2013 was $610 and $1,158, respectively.

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

Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2014 were $478 and $801, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2013 were $279 and $279, respectively.

As of March 31, 2014 and September 30, 2013, included in accounts payable and accrued expenses were $152 and $323, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

Note 4.	Investments

Investments as of March 31, 2014 and September 30, 2013 consisted of the following:

	March 31, 2014			September 30, 2013
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$287,319	$284,276	$282,229	$301,613	$297,808	$296,158
One stop	782,043	771,215	773,625	558,140	549,855	554,523
Second lien	110,476	108,302	111,799	113,098	111,701	112,873
Subordinated debt	3,584	3,562	4,164	24,596	24,375	22,552
Investment in SLF (1), (3)	36,188	36,188	36,188	4,140	4,140	4,066
Investment in SLF (2) , (3)	N/A	5,170	5,521	N/A	591	768
Equity	N/A	30,890	40,071	N/A	29,491	33,705
Total	$1,219,610	$1,239,603	$1,253,597	$1,001,587	$1,017,961	$1,024,645

(1)	Amount presented represents the Company's investment in SLF subordinated notes.

(2)	Amount presented represents the Company's investment in SLF LLC equity interests.

(3)	SLF's proceeds from the subordinated notes and LLC equity interests invested in SLF were utilized by SLF to invest in secured debt securities including traditional senior debt and any related revolving credit facility or similar facility.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The Company has invested in portfolio companies located in the United States and in Canada. The following tables, which exclude derivative instruments, show the portfolio composition by geographic region at cost and fair value as a percentage of total investments in portfolio companies as of March 31, 2014 and September 30, 2013. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	March 31, 2014		September 30, 2013
Cost:
United States
Mid-Atlantic	$205,034	16.5%	$119,950	11.8%
Midwest	328,704	26.5	298,567	29.3
Northeast	66,856	5.4	68,319	6.7
Southeast	262,307	21.2	261,948	25.7
Southwest	115,744	9.3	94,301	9.3
West	260,958	21.1	172,066	16.9
Canada	-	-	2,810	0.3
Total	$1,239,603	100.0%	$1,017,961	100.0%

Fair Value:
United States
Mid-Atlantic	$200,470	16.0%	$118,237	11.6%
Midwest	335,232	26.7	302,154	29.5
Northeast	68,493	5.5	69,647	6.8
Southeast	270,415	21.6	266,831	26.0
Southwest	117,131	9.3	95,608	9.3
West	261,856	20.9	172,168	16.8
Canada	-	-	-	-
Total	$1,253,597	100.0%	$1,024,645	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at cost and fair value were as follows:

	March 31, 2014		September 30, 2013
Cost:
Aerospace and Defense	$47,148	3.8%	$14,789	1.5%
Automobile	55,761	4.5	44,048	4.4
Banking	17,102	1.4	1,288	0.2
Beverage, Food and Tobacco	114,258	9.2	110,138	10.8
Buildings and Real Estate	788	0.1	3,338	0.3
Cargo Transport	1,948	0.1	1,950	0.2
Chemicals, Plastics and Rubber	-	-	6,622	0.7
Containers, Packaging and Glass	48,710	3.9	40,729	4.0
Diversified Conglomerate Manufacturing	59,964	4.8	59,445	5.8
Diversified Conglomerate Service	118,293	9.5	143,850	14.1
Electronics	93,464	7.5	60,428	5.9
Farming and Agriculture	3,786	0.3	3,798	0.4
Finance	13,630	1.1	22,591	2.2
Grocery	18,136	1.5	18,063	1.8
Healthcare, Education and Childcare	185,662	15.0	152,778	15.0
Home and Office Furnishings, Housewares and Durable Consumer	7,264	0.6	5,437	0.5
Insurance	28,050	2.3	10,568	1.0
Investment Funds and Vehicles	41,358	3.3	4,731	0.5
Leisure, Amusement, Motion Pictures and Entertainment	63,861	5.2	62,057	6.1
Mining, Steel, Iron and Non-Precious Metals	5,299	0.4	5,479	0.5
Oil and Gas	1,334	0.1	1,349	0.1
Personal and Non-Durable Consumer Products	30,628	2.5	24,208	2.4
Personal, Food and Miscellaneous Services	68,043	5.5	31,742	3.1
Personal Transportation	-	-	17,006	1.7
Printing and Publishing	29,396	2.4	3,359	0.3
Retail Stores	155,999	12.6	153,198	15.0
Telecommunications	24,913	2.0	10,802	1.1
Textiles and Leather	872	0.1	-	-
Utilities	3,936	0.3	4,170	0.4
Total	$1,239,603	100.0%	$1,017,961	100.0%

	March 31, 2014		September 30, 2013
Fair Value:
Aerospace and Defense	$46,014	3.7%	$14,707	1.4%
Automobile	58,478	4.7	45,737	4.4
Banking	16,894	1.3	62	-
Beverage, Food and Tobacco	115,166	9.2	112,755	11.0
Buildings and Real Estate	797	0.1	2,202	0.2
Cargo Transport	1,977	0.1	2,003	0.2
Chemicals, Plastics and Rubber	-	-	6,772	0.7
Containers, Packaging and Glass	50,768	4.0	41,015	4.0
Diversified Conglomerate Manufacturing	61,089	4.9	60,488	5.9
Diversified Conglomerate Service	120,084	9.6	145,162	14.2
Electronics	94,419	7.5	61,103	6.0
Farming and Agriculture	3,818	0.3	3,838	0.4
Finance	10,941	0.9	20,976	2.0
Grocery	18,326	1.5	18,154	1.8
Healthcare, Education and Childcare	190,670	15.2	155,426	15.2
Home and Office Furnishings, Housewares and Durable Consumer	5,551	0.4	4,746	0.5
Insurance	28,187	2.2	10,713	1.0
Investment Funds and Vehicles	41,709	3.3	4,834	0.5
Leisure, Amusement, Motion Pictures and Entertainment	62,217	5.0	58,314	5.7
Mining, Steel, Iron and Non-Precious Metals	5,322	0.4	5,506	0.5
Oil and Gas	1,351	0.1	1,348	0.1
Personal and Non-Durable Consumer Products	31,160	2.5	24,646	2.4
Personal, Food and Miscellaneous Services	68,784	5.5	32,288	3.2
Personal Transportation	687	0.1	17,488	1.7
Printing and Publishing	29,781	2.4	3,456	0.3
Retail Stores	159,520	12.7	155,860	15.2
Telecommunications	25,028	2.0	10,828	1.1
Textiles and Leather	872	0.1	-	-
Utilities	3,987	0.3	4,218	0.4
Total	$1,253,597	100.0%	$1,024,645	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Senior Loan Fund:

Effective May 31, 2013, the Company entered an agreement to co-invest with United Insurance Company of America (“United Insurance”) through SLF, an unconsolidated Delaware LLC whose purpose is to primarily invest in senior secured loans of middle market companies. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of representatives of the Company and United Insurance (with approval from a representative of each required). SLF is capitalized with subordinated notes and LLC equity interest subscriptions from the Company and United Insurance. As of March 31, 2014, the Company and United Insurance owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests. Additionally, SLF has entered into a $50,000 senior secured revolving credit facility (“SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly owned subsidiary Senior Loan Fund II LLC (“SLF II”). As of March 31, 2014, SLF had subordinated note commitments from the Company and United Insurance totaling $100,000, of which approximately $41,358 and $4,732 in aggregate principal amount was funded at March 31, 2014 and September 30, 2013, respectively. As of March 31, 2014, SLF had LLC equity interest subscriptions from the Company and United Insurance totaling $25,000, of which approximately $5,908 and $676 in aggregate was called and contributed as of March 31, 2014 and September 30, 2013, respectively.

As of March 31, 2014 and September 30, 2013, SLF had total assets at fair value of $76,581 and $13,821, respectively. As of March 31, 2014 and September 30, 2013, SLF’s portfolio was comprised of first lien senior secured loans to 23 and four different borrowers, respectively. As of March 31, 2014 and September 30, 2013, none of these loans was on non-accrual status. The portfolio companies in SLF are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of March 31, 2014 and September 30, 2013, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $6,539 and $2,688, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of March 31, 2014 and September 30, 2013:

	As of March 31, 2014	As of September 30, 2013
Senior secured loans (1)	$74,945	$13,677
Weighted average current interest rate on senior secured loans (2)	5.5%	5.9%
Number of borrowers in SLF	23	4
Largest loan to a single borrower (1)	$8,271	$8,313
Total of five largest loans to borrowers (1)	$31,684	$13,620

(1)	At principal/par amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal/par amount.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Loan Portfolio as of March 31, 2014

				Current
			Maturity	Interest		Principal/Par	Fair
Portfolio Company	Business Description	Investment Type	Date	Rate (1)		Amount	Value (2)
5.11, Inc. (3)	Textiles and Leather	Senior Loan	02/2020	6.0%		$2,797	$2,783
ACTIVE Network, Inc.	Electronics	Senior Loan	11/2020	5.5		1,995	2,020
ARG IH Corporation (3)	Beverage, Food and Tobacco	Senior Loan	11/2020	5.0		2,162	2,179
Blue Coat Systems, Inc.	Electronics	Senior Loan	05/2019	4.0		2,000	2,009
BMC Software, Inc.	Electronics	Senior Loan	09/2020	5.0		1,995	2,001
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.8		8,271	8,319
Connect Merger Sub, Inc.	Telecommunications	Senior Loan	04/2020	4.8		1,995	1,996
Dell, Inc.	Electronics	Senior Loan	04/2020	4.5		1,995	1,985
Diversified Foodservice Supply, Inc. (3)	Beverage, Food and Tobacco	Senior Loan	12/2018	6.0		4,250	4,208
Diversified Foodservice Supply, Inc. (3)	Beverage, Food and Tobacco	Senior Loan	12/2018	N/A	(4)	-	(3)
El Pollo Loco Inc. (3)	Personal, Food and Miscellaneous Services	Senior Loan	10/2018	5.3		4,764	4,824
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8		2,068	2,047
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8		216	209
Paradigm Management Services, LLC (3)	Healthcare, Education and Childcare	Senior Loan	01/2019	5.5		6,310	6,247
Plano Molding Company, LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	10/2018	5.3		1,850	1,850
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3		5,067	5,016
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	7.5		238	226
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior Loan	10/2020	4.3		1,995	2,000
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	5.0		6,808	6,765
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	N/A	(4)	-	(4)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior Loan	05/2018	5.5		975	973
SoftWriters, Inc.	Diversified/Conglomerate Service	Senior Loan	09/2018	5.3		1,574	1,574
Syncsort Incorporated (3)	Electronics	Senior Loan	03/2019	5.8		4,991	4,941
Syncsort Incorporated (3)	Electronics	Senior Loan	03/2019	N/A	(4)	-	(12)
Syncsort Incorporated (3)	Electronics	Senior Loan	03/2019	N/A	(4)	-	(3)
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior Loan	10/2019	5.3		2,452	2,452
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior Loan	07/2018	6.3		1,437	1,437
Tectum Holdings, Inc. (3)	Automobile	Senior Loan	09/2018	5.3		2,796	2,790
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		3,479	3,479
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		299	299
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		166	166
						$74,945	$74,773

(1)	Represents the weighted average annual current interest rate as of March 31, 2014. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The entire commitment was unfunded at March 31, 2014. As such, no interest is being earned on this investment.

SLF Loan Portfolio as of September 30, 2013
				Current
Portfolio			Maturity	Interest		Principal/Par	Fair
Company	Business Description	Investment Type	Date	Rate (1)		Amount	Value (2)
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.8%		$8,313	$8,365
SoftWriters, Inc.	Diversified/Conglomerate Service	Senior Loan	09/2018	6.5		1,578	1,559
SoftWriters, Inc.	Diversified/Conglomerate Service	Senior Loan	09/2018	N/A	(3)	-	(8)
SoftWriters, Inc.	Diversified/Conglomerate Service	Senior Loan	09/2018	N/A	(3)	-	(3)
Take 5 Oil Change, L.L.C. (4)	Automobile	Senior Loan	07/2018	6.3		1,445	1,434
Take 5 Oil Change, L.L.C. (4)	Automobile	Senior Loan	07/2018	6.3		57	55
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.5		2,218	2,206
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.5		66	63
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	N/A	(3)	-	(5)
						$13,677	$13,666

(1)	Represents the weighted average annual current interest rate as of September 30, 2013. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	The entire commitment was unfunded at September 30, 2013. As such, no interest is being earned on this investment.

(4)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The Company has committed to fund $87,500 of subordinated notes and $21,875 of LLC equity interest subscriptions to SLF. The amortized cost and fair value of the subordinated notes held by the Company was $36,188 and $36,188, respectively, as of March 31, 2014, and $4,140 and $4,066, respectively, as of September 30, 2013. As of March 31, 2014, the subordinated notes pay a weighted average interest rate of three month LIBOR plus 8.0%, which increased from three month LIBOR plus 4.0% subsequent to closing the SLF Credit Facility. For the three and six months ended March 31, 2014, the Company earned interest income on the subordinated notes of $556 and $737, respectively. The Company did not hold any subordinated notes during the three and six months ended March 31, 2013, as SLF did not commence operations until May 2013.

Below is certain summarized financial information for SLF as of March 31, 2014 and September 30, 2013 and for the three and six months ended March 31, 2014 and 2013:

	As of March 31, 2014	As of September 30, 2013
Selected Balance Sheet Information, at fair value
Investments in loans receivable, net of discount for loan origination fees	$74,773	$13,666
Cash and other assets	1,808	155
Total assets	$76,581	$13,821

Senior credit facility	$26,100	$-
Payable for open trades	1,995	8,259
Other liabilities	818	37
Total liabilities	28,913	8,296
Subordinated notes and members' equity	47,668	5,525
Total liabilities and net assets	$76,581	$13,821

	Three months ended March 31,			Six months ended March 31,
	2014	2013		2014	2013
Selected Statement of Operations Information:
Total revenues	$780	NA	(1)	$1,113	NA	(1)
Total expenses	$810	NA	(1)	$1,041	NA	(1)
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	$(515)	NA	(1)	$127	NA	(1)
Net increase in net assets	$(545)	NA	(1)	$199	NA	(1)

(1) SLF did not commence operations until May 2013.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5.	Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is a company in which the Company owns more than 25% of its voting securities. Transactions related to our investments with both controlled and non-controlled affiliates for the six months ended March 31, 2014 were as follows:

Portfolio Company	Fair value at September 30, 2013	Purchases (cost)	Redemptions (cost)	Sales (cost)	Discount accretion	Net realized gains / (losses)	Net unrealized gains / (losses)	Fair value at March 31, 2014	Interest and fee income	Dividend income
Controlled Affiliates
Senior Loan Fund LLC *	$4,834	$36,626	$-	$-	$-	$-	$249	$41,709	$737	$-
Non-Controlled Affiliates
Barcelona Restaurants, LLC	8,225	-	(5,707)	-	87	-	274	2,879	309	-
Total Controlled and
Non-Controlled Affiliates	$13,059	$36,626	$(5,707)	$-	$87	$-	$523	$44,588	$1,046	$-

*	Together with United Insurance, the Company co-invests through SLF. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of representatives of the Company and United Insurance (with approval from a representative of each required). Therefore, although the Company owns more than 25% of the voting securities of SLF (even though these "voting securities" do not afford the Company the right to elect directors of SLF or any other special rights), the Company does not believe that it has control over SLF for purposes of the 1940 Act or otherwise.

Note 6.	Fair Value Measurements

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among level 1, 2 and 3 of the fair value hierarchy for investments during the three and six months ended March 31, 2014 and 2013. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Level 1 assets and liabilities are valued using quoted market prices. Level 2 assets and liabilities are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 assets and liabilities are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuations of debt and equity securities without readily available market quotations subject to review by an independent valuation firm. All assets and liabilities as of March 31, 2014 and September 30, 2013, other than cash and cash equivalents, were valued using Level 3 inputs of the fair value hierarchy.

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

The Company’s investments and borrowings are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which investments and borrowings are traded.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and secured borrowing liabilities and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2014 and September 30, 2013:

As of March 31, 2014:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$1,208,005	$1,208,005
Equity investments(1)	-	-	45,592	45,592
Money market funds (1)(2)	32,416	-	-	32,416
Total assets:	$32,416	$-	$1,253,597	$1,286,013
Secured borrowings:	$-	$-	$18,222	$18,222

As of September 30, 2013:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$990,172	$990,172
Equity investments(1)	-	-	34,473	34,473
Money market funds (1)(2)	22,737	-	-	-
Total assets:	$22,737	$-	$1,024,645	$1,024,645
Secured borrowings:	$-	$-	$8,809	$8,809

(1)	Refer to the consolidated schedules of investments for further details.

(2)	Incuded in cash and cash equivalents and restricted cash and cash equivalents on the consolidated statements of financial condition.

The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2014 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held as of March 31, 2014 was $1,183 and $4,801, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2013 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held as of March 31, 2013 was $3,346 and $4,882, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the six months ended March 31, 2014 and 2013:

	Six months ended March 31, 2014			Six months ended March 31, 2014
	Debt Investments	Equity Investments	Total Investments	Secured borrowings

Fair value, beginning of period	$990,172	$34,473	$1,024,645	$8,809

Net change in unrealized appreciation on investments	2,168	5,141	7,309	-
Net change in unrealized appreciation on secured borrowings	-	-	-	88
Realized gain / (loss) gain on investments	(4,435)	(472)	(4,907)	-
Fundings of revolving loans, net	(2,295)	-	(2,295)	-
Fundings of investments	424,369	8,747	433,116	-
PIK interest	(582)	-	(582)	-
Proceeds from principal payments and sales of portfolio investments	(205,039)	(2,297)	(207,336)	-
Proceeds from secured borrowings	-	-	-	23,365
Repayments on secured borrowings	-	-	-	(14,095)
Amortization of discount and premium	3,647	-	3,647	55

Fair value, end of period	$1,208,005	$45,592	$1,253,597	$18,222

	Six months ended March 31, 2013
	Debt Investments	Equity Investments	Total Investments

Fair value, beginning of period	$651,485	$21,425	$672,910

Net change in unrealized appreciation on investments	384	1,121	1,505
Realized gain on investments	55	39	94
Fundings of revolving loans, net	4,242	-	4,242
Fundings of investments	284,421	4,144	288,565
PIK Interest	567	-	567
Proceeds from principal payments and sales of portfolio investments	(183,200)	(706)	(183,906)
Amortization of discount and premium	4,465	-	4,465

Fair value, end of period	$762,419	$26,023	$788,442

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments and secured borrowings as of March 31, 2014 and September 30, 2013.

Quantitative information about Level 3 Fair Value Measurements

	Fair value at March 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)(2)(3)	$256,004	Market rate approach	Market interest rate	4.0% - 23.8% (7.2%)
		Market comparable companies	EBITDA multiples (4)	4.5x - 13.5x (8.7x)
			Revenue multiples (4)	0.8x - 4.9x (3.9x)

Subordinated Notes of SLF	$36,188	Market rate approach	Market interest rate	8.0%

One stop loans (1)(5)(6)	$731,693	Market rate approach	Market interest rate	5.5% - 24.5% (8.6%)
		Market comparable companies	EBITDA multiples (7)	6.5x - 30.0x (9.2x)
			Revenue multiples (7)	2.8x - 19.2x (7.2x)

Subordinated and second lien loans (1)(8)	$87,707	Market rate approach	Market interest rate	9.0% - 12.0% (9.5%)
		Market comparable companies	EBITDA multiples	8.0x - 16.3x (9.9x)

Equity securities (9)	$40,071	Market comparable companies	EBITDA multiples (10)	4.5x - 15.1x (9.4x)
			Revenue multiples (10)	2.8x - 19.2x (6.1x)

Liabilities:
Secured borrowings (11)	$18,222	Market rate approach	Market interest rate	6.0% - 7.3% (7.2%)
		Market comparable companies	EBITDA multiples	9.0x - 30.0x (9.5x)

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value at March 31, 2014 was determined using the market rate approach.
(2)	Excludes $26,220 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(3)	Excludes $5 of non-accrual loans at fair value, which the Company valued on a liquidation basis.
(4)	The Company valued $221,946 and $34,058 of senior secured loans using EBITDA and revenue multiples, respectively. All senior secured loans were also valued using the market rate approach.
(5)	Excludes $40,076 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(6)	Excludes $1,856 of loans at fair value, which the Company valued on a liquidation basis.
(7)	The Company valued $684,135 and $47,558 of equity investments using EBITDA and revenue multiples, respectively.
(8)	Excludes $28,256 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(9)	Excludes $5,521 of equity investments at fair value, which the Company valued using the net asset value of the equity investment.
(10)	The Company valued $38,181 and $1,890 of equity investments using EBITDA and revenue multiples, respectively.
(11)	The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value at March 31, 2014 was determined using the market rate approach.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements

	Fair value at September 30, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)(2)(3)	$266,294	Market rate approach	Market interest rate	5.3% - 28.8% (7.9%)
		Market comparable companies	EBITDA multiples (4)	5.0x - 13.5x (8.6x)
			Revenue multiples (4)	3.2x - 7.0x (4.9x)

Subordinated Notes of SLF	$4,066	Discounted cash flow analysis	Discount rate	5.3%

One stop loans (1)(5)(6)	$511,630	Market rate approach	Market interest rate	5.8% - 15.3% (8.7%)
		Market comparable companies	EBITDA multiples	6.5x - 18.4x (9.1x)

Subordinated and second lien loans (1)(7)	$107,156	Market rate approach	Market interest rate	8.0% - 21.0% (11.7%)
		Market comparable companies	EBITDA multiples	7.0x - 16.5x (9.2x)

Equity securities (8)	$33,704	Market comparable companies	EBITDA multiples	6.0x - 29.1x (9.8x)

Liabilities:
Secured borrowings (9)	$8,809	Market rate approach	Market interest rate	7.0% - 7.8% (7.1%)
		Market comparable companies	EBITDA multiples	8.5x

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value at September 30, 2013 was determined using the market rate approach.
(2)	Excludes $27,773 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(3)	Excludes $665 of non-accrual loans at fair value and $1,424 of loans at fair value, which the Company valued on a liquidation basis.
(4)	The Company valued $232,719 and $33,575 of senior secured loans using EBITDA and revenue multiples, respectively. All senior secured loans were also valued using the market rate approach.
(5)	Excludes $39,924 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(6)	Excludes $2,971 of loans at fair value, which the Company valued on a liquidation basis.
(7)	Excludes $28,269 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(8)	Excludes $769 of equity investments at fair value, which the Company valued using the net asset value of the equity investment.
(9)	The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value at September 30, 2013 was determined using the market rate approach.

The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities and secured borrowing liabilities are earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, revenue multiples and market interest rates. The Company uses EBITDA multiples and, to a lesser extent revenue multiples, on its loans and equity securities and secured borrowing liabilities to determine any credit gains or losses. Significant increases or decreases in either of these inputs in isolation would result in a significantly lower or higher fair value measurement. The Company uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield is significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan may be lower.

The following are the carrying values and fair values of the Company’s debt as of March 31, 2014 and September 30, 2013. Fair value is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

	As of March 31, 2014		As of September 30, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt	$572,150	$568,646	$412,100	$403,619

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7.	Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of March 31, 2014, the Company’s asset coverage for borrowed amounts was 285.5%.

Debt Securitization: On July 16, 2010, the Company completed a $300,000 term debt securitization (“Debt Securitization”). The notes (“Notes”) offered in the Debt Securitization were issued by the Issuer, a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A Notes and Class B Notes are secured by the assets held by the Issuer. The Debt Securitization was executed through a private placement of $174,000 of Aaa/AAA Class A Notes of the Issuer which, as amended, bear interest at three-month LIBOR plus 1.74%. The $10,000 face amount of Class B Notes bears interest at a rate of three-month LIBOR plus 2.40%, and the $116,000 face amount of Subordinated Notes does not bear interest. In partial consideration for the loans transferred to the Issuer as part of the Debt Securitization, Holdings retained all of the Class B and Subordinated Notes totaling $10,000 and $116,000, respectively, and all of the membership interests in the Issuer, which Holdings initially purchased for two hundred and fifty dollars. On February 15, 2013, the Company amended the Debt Securitization to issue an additional $29,000 in Class A Notes, $2,000 in Class B Notes and $19,000 in Subordinated Notes. The additional Class A Notes of the Issuer were sold through a private placement and the additional Class B Notes and additional Subordinated Notes were retained by Holdings. On November 15, 2013, Holdings sold the $12,000 of Class B Notes of the Debt Securitization and on November 20, 2013, the transaction closed and proceeds of $11,999 were received. The Class A Notes are included in the March 31, 2014 and September 30, 2013 consolidated statements of financial condition as debt of the Company. The Class B Notes are included in the March 31, 2014 consolidated statements of financial condition as debt of the Company and as of September 30, 2013 were eliminated in consolidation. As of March 31, 2014 and September 30, 2013, the Subordinated Notes were eliminated in consolidation.

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

As of March 31, 2014 and September 30, 2013, there were 85 and 91 portfolio companies with a total fair value of $327,737 and $343,166, respectively, securing the Notes. The pool of loans in the Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the Debt Securitization is based on three-month LIBOR, which as of March 31, 2014 was 0.2%. For the three and six months ended March 31, 2014 and 2013 , the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Debt Securitization were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Stated interest expense	$1,083	$1,096	$2,152	$2,319
Amortization of debt issuance costs	141	147	283	305
Total interest and other debt financing expenses	$1,224	$1,243	$2,435	$2,624
Cash paid for interest expense	$1,109	$1,209	$2,113	$2,507
Annualized average stated interest rate	2.0%	2.4%	2.0%	2.6%
Average outstanding balance	$215,000	$188,500	$211,703	$181,170

The classes, amounts, ratings and interest rates (expressed as a spread to three month LIBOR) of the Class A and B Notes are as follows:

Description	Class A Notes	Class B Notes

Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$203,000	$12,000
Moody's Rating	"Aaa"	"Aa"
S&P Rating	"AAA"	"AA"
Interest Rate	LIBOR + 1.74%	LIBOR + 2.40%
Stated Maturity	July 20, 2023	July 20, 2023

SBA Debentures: On August 24, 2010, GC SBIC IV, L.P. (“SBIC IV”), a wholly-owned subsidiary of the Company, received approval for a license from the SBA to operate as an SBIC. On December 5, 2012, GC SBIC V, L.P. (“SBIC V”), a wholly-owned subsidiary of the Company, received a license from the SBA to operate as an SBIC. SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225,000 and the maximum amount that may be issued by a single SBIC licensee is $150,000. As of March 31, 2014, SBIC IV and SBIC V had $150,000 and $52,350 of outstanding SBA-guaranteed debentures, respectively, leaving incremental borrowing capacity of $22,650 for SBIC V under present SBIC regulations. As of September 30, 2013, SBIC IV and SBIC V had $146,250 and $33,250, respectively, of outstanding SBA-guaranteed debentures.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

SBIC IV and SBIC V may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of March 31, 2014, the Company had committed and funded $75,000 to SBIC IV and SBIC IV had SBA-guaranteed debentures of $150,000 outstanding that mature between March 2021 and March 2024. As of March 31, 2014, the Company had committed $37,500 and funded $31,125 to SBIC V, and SBIC V had SBA-guaranteed debentures of $52,350 outstanding which mature between September 2023 and March 2024.

The interest rate on $202,350 of outstanding debentures as of March 31, 2014 is fixed at an average annualized interest rate of 3.7%. For the three and six months ended March 31, 2014 and 2013, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Stated interest expense	$1,623	$1,093	$3,216	$2,185
Amortization of debt issuance costs	230	167	456	319
Total interest and other debt financing expenses	$1,853	$1,260	$3,672	$2,504
Cash paid for interest expense	$3,079	$2,133	$3,079	$2,133
Annualized average stated interest rate	3.3%	3.3%	3.4%	3.3%
Average outstanding balance	$197,741	$135,000	$190,060	$132,047

Revolving Credit Facility: On July 21, 2011, Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which as of March 31, 2014 allowed Funding to borrow up to $250,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

On October 31, 2013, the Company and Funding amended the Credit Facility to, among other things, increase the size of the Credit Facility from $100,000 to $250,000, extend the expiration of the reinvestment period to October 21, 2014, during which period Funding, subject to certain conditions, may make borrowings under the facility and extend the stated maturity date from October 20, 2017 to October 22, 2018.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of March 31, 2014 and September 30, 2013, the Company had outstanding debt under the Credit Facility of $154,000 and $29,600, respectively. For the three and six months ended March 31, 2014, the Company had borrowings on the Credit Facility of $138,850 and $325,450 and repayments on the Credit Facility of $150,800 and $201,050, respectively. For the three and six months ended March 31, 2013, the Company had borrowings on the Credit Facility of $65,300 and $161,450 and repayments on the Credit Facility of $80,050 and $139,550, respectively. For the three and six months ended March 31, 2014 and 2013, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Stated interest expense	$993	$321	$1,633	$550
Facility fees	108	65	276	150
Amortization of debt issuance costs	84	403	155	459
Total interest and other debt financing expenses	$1,185	$789	$2,064	$1,159
Cash paid for interest expense	$1,088	$402	$1,672	$650
Annualized average stated interest rate	2.4%	2.5%	2.4%	2.5%
Average outstanding balance	$165,011	$52,271	$133,950	$43,849

Revolver: On November 22, 2013, Revolver Funding, a wholly owned subsidiary of the Company, entered into a $15,000 revolving line of credit (“Revolver”), which may be increased up to $30,000, with The PrivateBank and Trust Company (“PrivateBank”) that matures on November 22, 2019. The Revolver bears an interest rate of either LIBOR plus 3.50% per annum or PrivateBank’s prime rate plus 1.50% per annum through November 22, 2014 and LIBOR plus 2.50% per annum or PrivateBank’s prime rate plus 0.50% per annum for the period subsequent to November 22, 2014. The Revolver is collateralized by all of the assets held by Revolver Funding. Both the Company and Revolver Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Revolver is subject to the leverage restrictions contained in the 1940 Act, as amended. In addition, the Company pays a fee of 0.25% per annum on any unused portion of the Revolver.

As of March 31, 2014 and September 30, 2013, the Company had $800 and $0 outstanding debt under the Revolver. For the three and six months ended March 31, 2014, the Company had borrowings of $1,300 and repayments of $500 on the Revolver. For the three and six months ended March 31, 2013, the Company had no borrowings and repayments on the Revolver. For the three and six months ended March 31, 2014 and 2013, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Stated interest expense	$5	N/A	$5	N/A
Facility fees	9	N/A	13	N/A
Amortization of debt issuance costs	5	N/A	6	N/A
Total interest and other debt financing expenses	$19	N/A	$24	N/A
Cash paid for interest expense	$13	N/A	$17	N/A
Annualized average stated interest rate	3.7%	N/A	3.7%	N/A
Average outstanding balance	$599	N/A	$296	N/A

The average total debt outstanding (including the debt under the Debt Securitization, SBA debentures, Credit Facility and Revolver) for the three and six months ended March 31, 2014 was $578,351 and $536,009, respectively. The average total debt outstanding (including the debt under the Debt Securitization, SBA debentures and Credit Facility) for the three and six months ended March 31, 2013 was $375,771 and $357,066, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2014, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.0% and 3.1%, respectively. For the three and six months ended March 31, 2013, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.5% and 3.5%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2014 is as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt Securitization	$215,000	$-	$-	$-	$215,000
SBA debentures	202,350	-	-	-	202,350
Credit Facility	154,000	-	-	154,000	-
Revolver	800	-	-	-	800
Total borrowings	$572,150	$-	$-	$154,000	$418,150

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

As of March 31, 2014 and September 30, 2013, the Company recognized secured borrowings at fair value of $18,222 and $8,809, respectively, and the fair values of the loans that are associated with these secured borrowings were $38,801 and $27,213, respectively. These secured borrowings were the result of the Company’s completion of partial loan sales of one stop loans associated with two portfolio companies that did not meet the definition of a “participating interest”. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the three and six months ended March 31, 2014, there were partial loan sales totaling $2,068 and $10,295, respectively, net funding of revolving and delayed draw secured borrowings totaling $1,860 and $1,953, respectively, and repayments on secured borrowings totaled $96 and $2,978, respectively. For the three and six months ended March 31, 2014, the effective annualized average interest rate on secured borrowings, which excludes amortization of original issuance costs, was 6.7% and 6.3%, interest expense was $246 and $382 and amortization of original issue discount was $13 and $55, respectively. There were no such partial loan sales during the three and six months ended March 31, 2013.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8.	Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $95,584 and $76,269 under various undrawn revolvers and other credit facilities as of March 31, 2014 and September 30, 2013, respectively.

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

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company has engaged and, in the future, may engage again in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on its derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

Legal proceedings: In the normal course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any disposition will have a material adverse effect on the Company’s consolidated financial statements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9.	Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data(1):	2014	2013
Net asset value at beginning of period	$15.21	$14.60
Net increase in net assets as a result of public offering	0.18	0.13
Costs related to public offering	-	-
Dividends and distributions declared	(0.64)	(0.64)
Net investment income	0.62	0.66
Net realized (loss) gain on investments	(0.12)	-
Net change in unrealized appreciation (depreciation) on investments	0.16	0.05
Net change in unrealized appreciation (depreciation) on secured borrowings	-	-
Net asset value at end of period	$15.41	$14.80

Per share market value at end of period	$17.84	$16.51
Total return based on market value(2)	6.70%	7.86%
Total return based on average net asset value/members' equity *	8.73%	9.66%
Shares outstanding at end of period	46,857,608	33,754,512

Ratios/Supplemental Data:

Ratio of total expenses to average net assets/members' equity *	7.31%	8.39%
Ratio of net investment income to average net assets/members' equity *	8.03%	8.95%
Ratio of expenses (without incentive fees) to average net assets/members' equity *	5.90%	6.21%
Ratio of incentive fees to average net assets/members' equity *	1.41%	2.18%

Net assets at end of period	$721,930	$499,653
Average debt outstanding	$536,009	$357,066
Average debt outstanding per share	$11.44	$10.58
Asset coverage ratio (3)	285.50%	298.60%
Portfolio turnover *	35.63%	49.94%

*	Annualized for a period less than one year.
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return based on market value assumes dividends are reinvested.
(3)	In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10.	Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2014 and 2013:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Earnings available to stockholders	$14,089	$12,251	$28,926	$21,570
Basic and diluted weighted average shares outstanding	43,754,776	32,532,794	43,517,433	30,207,933
Basic and diluted earnings per share	$0.32	$0.38	$0.66	$0.71

Note 11.	Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during the six months ended March 31, 2014 and 2013:

			Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

Six months ended March 31, 2014
2/4/2014	3/17/2014	3/28/2014	$0.32	$13,326	32,033	$539
11/26/2013	12/17/2013	12/27/2013	$0.32	$13,092	42,643	$758

Six months ended March 31, 2013
2/5/2013	3/14/2013	3/28/2013	$0.32	$10,370	26,914	$423
11/27/2012	12/14/2012	12/28/2012	$0.32	$8,804	23,115	$342

Note 12.	Subsequent Events

On April 23, 2014, the Company sold an additional 166,855 shares of its common stock at a public offering price of $18.05 per share pursuant to the underwriters’ partial exercise of the option the Company granted in connection with its March 18, 2014 public offering of 3,500,000 shares on common stock. Settlement of this partial exercise of the option resulted in gross proceeds of $3,012 and net proceeds, after underwriting costs, of $2,920.

On May 6, 2014, the Company’s Board declared a quarterly distribution of $0.32 per share payable on June 27, 2014 to holders of record as of June 16, 2014.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle market companies with over $10.0 billion in capital under management as of March 31, 2014, (2) selecting investments within our core middle market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us.

Under an investment advisory agreement, or the Investment Advisory Agreement, which was most recently reapproved by our board of directors in May 2014, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities, which may be referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which may increase our risk of losing part or all of our investment.

As of March 31, 2014, our portfolio at fair value was comprised of 22.5% senior secured loans, 61.7% one stop loans, 8.9% second lien loans, 0.3% subordinated loans, 3.2% equity and 3.4% of investments in Senior Loan Fund LLC, or SLF. As of September 30, 2013, our portfolio at fair value was comprised of 28.9% senior secured loans, 54.1% one stop loans, 11.0% second lien loans, 2.2% subordinated loans, 3.3% equity and 0.5% of investments in SLF.

As of March 31, 2014 and September 30, 2013, we had debt and equity investments in 139 and 135 portfolio companies, respectively. For the three and six months ended March 31, 2014, our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average annualized income yield (which includes income from interest and fees but excludes amortization of capitalized fees and discounts) of 8.0% and 8.1% and a weighted average annualized investment income yield (which includes income from interest, fees and amortization of capitalized fees and discounts) of 8.6% and 8.7%, respectively. For the three and six months ended March 31, 2013, our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average annualized income yield of 9.5% and 9.6% and a weighted average annualized investment income yield of 10.6% and 10.9%, respectively.

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Partial loan sales: We follow the guidance in Accounting Standards Codification, or ASC, Topic 860 – Transfers and Servicing, or ASC Topic 860, when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales, which do not meet the definition of a participating interest, remain on our consolidated statements of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met.

Expenses: Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we pay interest expense on our outstanding debt. We bear all out-of-pocket costs and expenses of our operations and transactions, including:

•	organizational expenses;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments, which fees and expenses may include, among other items, due diligence reports, appraisal reports, any studies that may be commissioned by GC Advisors and travel and lodging expenses; interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	investment advisory and management fees, including any incentive fees;
•	administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and the Administrator based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with evaluating and making, investments in portfolio companies, including costs associated with meeting financial sponsors;
•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration and franchise fees;
•	all costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs associated with individual or group stockholders;
•	costs associated with compliance under the Sarbanes-Oxley Act of 2002;
•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and
•	all other expenses incurred by us or the Administrator in connection with administering our business.

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets and increase during periods of asset declines.

GC Advisors, as collateral manager for Golub Capital BDC 2010-1 LLC, or the Securitization Issuer, under a collateral management agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the Securitization Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. This fee, which is less than the management fee payable under the Investment Advisory Agreement, is paid directly by the Securitization Issuer to GC Advisors and offset against such management fee. Accordingly, the 1.375% management fee paid by us to GC Advisors under the Investment Advisory Agreement on all of our assets, including those indirectly held through the Securitization Issuer, is reduced, on a dollar-for-dollar basis, by an amount equal to such 0.35% fee paid to GC Advisors by the Securitization Issuer. The term ‘‘collection period’’ refers to a quarterly period running from the day after the end of the prior collection period to the fifth business day of the calendar month in which a payment date occurs. This fee may be waived by the collateral manager. The collateral management agreement does not include any incentive fee payable to GC Advisors. In addition, the Securitization Issuer paid Wells Fargo Securities, LLC a structuring and placement fee for its services in connection with the initial structuring and subsequent amendment of a $350 million term debt securitization, or the Debt Securitization. The Securitization Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with, the administration of the Debt Securitization. The administrative expenses are paid by the Securitization Issuer on each payment date in two parts: (1) a component that is paid in a priority to other amounts distributed by the Securitization Issuer, subject to a cap equal to the sum of 0.04% per annum on the adjusted principal balance of the portfolio loans and other assets held by the Securitization Issuer on the last day of the collection period relating to such payment date, plus $150,000 per annum, and (2) a component that is paid in a subordinated position relative to other amounts distributed by the Securitization Issuer, equal to any amounts that exceed the aforementioned administrative expense cap. We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

On April 23, 2014, we sold an additional 166,855 shares of our common stock at a public offering price of $18.05 per share pursuant to the underwriters’ partial exercise of the option we granted in connection with our March 18, 2014 public offering of 3,500,000 shares on common stock. Settlement of this partial exercise of the option resulted in gross proceeds of $3.0 million and net proceeds, after underwriting costs, of $2.9 million.

On May 6, 2014, our board of directors declared a quarterly distribution of $0.32 per share payable on June 27, 2014 to holders of record as of June 16, 2014.

Consolidated Results of Operations

Consolidated operating results for the three and six months ended March 31, 2014 and 2013 are as follows:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(In thousands)			(In thousands)

Interest income	$22,681	$16,753	$5,928	$45,072	$31,730	$13,342
Income from accretion of discounts
and origination fees	1,740	2,025	(285)	3,647	4,465	(818)
Interest income from subordinated notes in SLF	556	-	556	737	-	737
Dividend income	262	479	(217)	278	746	(468)
Fee income	21	839	(818)	1,105	1,749	(644)

Total investment income	25,260	20,096	5,164	50,839	38,690	12,149

Total expenses	11,908	9,702	2,206	24,227	18,719	5,508

Net investment income	13,352	10,394	2,958	26,612	19,971	6,641

Net realized (losses) gains on investments	87	-	87	(4,907)	94	(5,001)
Net change in unrealized appreciation
(depreciation) on investments and
secured borrowings	650	1,857	(1,207)	7,221	1,505	5,716

Net income	$14,089	$12,251	$1,838	$28,926	$21,570	$7,356

Average earning portfolio company
investments, at fair value	$1,176,553	$747,683	$428,870	$1,133,808	$705,707	$428,101

Average debt outstanding (1)	$578,351	$375,771	$202,580	$536,009	$357,066	$178,943

(1) For the three and six months ending March 31, 2014, we have excluded $18.2 million of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meet the definition of a "participating interest", as defined in the guidance to ASC Topic 860.

The results of operations for the three and six months ended March 31, 2014 and 2013 may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciations. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Interest income increased by $5.9 million from the three months ended March 31, 2013 to the three months ended March 31, 2014 and was primarily driven by an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $428.9 million. These gains were partially offset by a decline in the weighted average annualized income yield, which declined from 9.5% for the three months ended March 31, 2013 to 8.0% for the three months ended March 31, 2014. The decrease in yield was driven by a decline in fee income and interest rate compression on new investments.

Interest income increased by $13.3 million from the six months ended March 31, 2013 to the six months ended March 31, 2014 and was primarily driven by an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $428.1 million. These gains were partially offset by a decline in the weighted average annualized income yield, which declined from 9.6% for the six months ended March 31, 2013 to 8.1% for the six months ended March 31, 2014. The decrease in yield was driven by a decline in fee income and interest rate compression on new investments.

Income from accretion of discounts and amortization of premiums decreased by $0.3 million from the three months ended March 31, 2013 to the three months ended March 31, 2014. Income from accretion of discounts and amortization of premiums decreased by $0.8 million from the six months ended March 31, 2013 to the six months ended March 31, 2014. Income from the accretion of discounts and the amortization of premiums will fluctuate from quarter-to-quarter depending on the volume of payoffs and the discounts and premiums on the loans at the time of payoffs.

For the three and six months ended March 31, 2014, we recorded dividend income of $0.3 million and $0.3 million, respectively, and received return of capital distributions of $0.9 million and $2.3 million, respectively. For the three and six months ended March 31, 2013, we recorded dividend income of $0.5 million and $0.7 million, respectively, and received return of capital distributions of $0.4 million and $0.7 million, respectively.

Fee income decreased by $0.8 million from the three months ended March 31, 2013 to the three months ended March 31, 2014 and was primarily driven by a decrease in prepayment fees of $0.8 million. Fee income decreased by $0.6 million from the six months ended March 31, 2013 to the six months ended March 31, 2014 and was primarily driven by a decrease in prepayment fees of $0.5 million.

The annualized income yield (which includes income from interest and fees but excludes amortization of capitalized fees and discounts) by security type for the three and six months ended March 31, 2014 and 2013 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Senior secured	7.0%	7.3%	7.1%	7.3%
One stop	8.2%	8.9%	8.4%	8.9%
Second lien	9.8%	11.8%	10.8%	11.5%
Subordinated debt	8.8%	13.6%	12.0%	13.9%
Subordinated notes in SLF (1)	7.2%	N/A	6.1%	N/A

(1) SLF's proceeds from the subordinated notes were utilized by SLF to fund senior secured loans.

Annualized income yields on senior secured and one stop investments have declined from the three and six months ended March 31, 2013 to the three and six months ended March 31, 2014 due to a general trend of interest rate compression on new investments between the periods. The decrease in yield on second lien debt is attributed to the inclusion of $0.5 million of prepayment fees for the periods ending March 31, 2013. The decrease in yield on subordinated debt is due to significant repayments in subordinated debt investments over the past twelve months. As of March 31, 2014, we had only two remaining subordinated debt investments. For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(In thousands)			(In thousands)

Interest and other debt financing expenses	$4,540	$3,292	$1,248	$8,632	$6,287	$2,345
Base management fee	4,185	2,686	1,499	8,009	5,154	2,855
Incentive fee	1,656	2,468	(812)	4,688	4,862	(174)
Professional fees	640	512	128	1,298	1,006	292
Administrative service fee	742	610	132	1,324	1,158	166
General and administrative expenses	145	134	11	276	252	24

Total expenses	$11,908	$9,702	$2,206	$24,227	$18,719	$5,508

Interest and other debt financing expenses increased from the three months ended March 31, 2013 to the three months ended March 31, 2014 primarily due to an increase in the weighted average of outstanding borrowings from $375.8 million for the three months ended March 31, 2013 to $578.4 million for the three months ended March 31, 2014. We increased our use of debt under the Debt Securitization, Small Business Administration, or SBA, debentures through the small business investment companies, or SBICs, the senior secured revolving credit facility, or Credit Facility, entered into by Golub Capital BDC Funding LLC, a wholly-owned subsidiary of ours, with Wells Fargo Securities, LLC as administrative agent and Wells Fargo Bank, N.A. as lender, and the revolving line of credit, or Revolver, entered into by Golub Capital BDC Revolver Funding LLC, a wholly-owned subsidiary of ours, or Revolver Funding, with The PrivateBank and Trust Company, or the PrivateBank as lender, to $215.0 million, $202.4 million, $154.0 million and $0.8 million, respectively, as of March 31, 2014 from outstanding balances of $203.0 million, $135.0 million, $47.7 million and $0, respectively, as of March 31, 2013. The increase in interest and debt financing expenses was partially offset by a decrease in the effective annualized average interest rate on our outstanding debt from 3.5% for the three months ended March 31, 2013 to 3.0% for the three months ended March 31, 2014.

Interest and other debt financing expenses increased from the six months ended March 31, 2013 to the six months ended March 31, 2014 primarily due to an increase in the weighted average of outstanding borrowings from $357.1 million for the six months ended March 31, 2013 to $536.0 million for the six months ended March 31, 2014. The increase in interest and debt financing expenses was partially offset by a decrease in the effective annualized average interest rate on our outstanding debt from 3.5% for the six months ended March 31, 2013 to 3.1% for the six months ended March 31, 2014.

The base management fee increased as a result of a sequential increase in average assets from September 30, 2012 to March 31, 2014. The administrative service fee increased during the same period due to an increase in costs associated with servicing a growing investment portfolio.

The incentive fee decreased by $0.8 million and $0.2 million from the three and six months ended March 31, 2013 to the three and six months ended March 31, 2014, respectively, as our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets, declined as the result of lower prepayment fee income and yield compression on new investments.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and six months ended March 31, 2014 were $0.3 million and $0.3 million, respectively. Total expenses reimbursed by us to the Administrator for the three and six months ended March 31, 2013 were $0.3 million and $0.3 million, respectively.

As of March 31, 2014 and September 30, 2013, included in accounts payable and accrued expenses were $0.2 million and $0.3 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(In thousands)			(In thousands)

Net realized (loss) gain on investments	$87	$-	$87	$(4,907)	$94	$(5,001)

Net realized (loss) gain	87	-	87	(4,907)	94	(5,001)

Unrealized appreciation on investments	6,930	6,013	917	18,366	9,937	8,429
Unrealized (depreciation) on investments	(6,277)	(4,156)	(2,121)	(11,306)	(8,432)	(2,874)
Unrealized appreciation on investments in SLF (1)	485	-	485	249	-	249
Unrealized (depreciation) on investments in SLF (1)	(476)	-	(476)	-	-	-
Unrealized (appreciation) on secured borrowings	(22)	-	(22)	(99)	-	(99)
Unrealized depreciation on secured borrowings	10	-	10	11	-	11

Net change in unrealized appreciation (depreciation) on investments, investments in SLF and secured borrowings	$650	$1,857	$(1,207)	$7,221	$1,505	$5,716

(1) Unrealized appreciation and (depreciation) on investments in SLF include our investments in the subordinated notes and LLC equity interests in SLF.

For the three months ended March 31, 2014, we had a net realized gain of less than $0.1 million primarily due to a small cash collection on a previously written-off investment. For the six months ended March 31, 2014, we had net realized losses on investments totaling $5.0 million primarily due to the sale of one underperforming portfolio company and the write off of two non-accrual portfolio companies.

During the three months ended March 31, 2014, we had $6.9 million in unrealized appreciation on 69 portfolio company investments, which was partially offset by $6.3 million in unrealized depreciation on 115 portfolio company investments. For the six months ended March 31, 2014, we had $18.4 million in unrealized appreciation on 90 portfolio company investments, which was partially offset by $11.3 million in unrealized depreciation on 124 portfolio company investments. Unrealized appreciation during the three and six months ended March 31, 2014 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation associated with the portfolio company investment sales and write-offs. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value. Additionally, we had less than $0.1 million in net unrealized appreciation on secured borrowing proceeds for the three and six months ended March 31, 2014. The unrealized appreciation resulted from the rise in market prices associated with the investments funded by the secured borrowing proceeds.

For the three months ended March 31, 2014, we had $0.5 million in unrealized appreciation on our investment in SLF subordinated notes, which was partially offset by $0.5 million in unrealized depreciation on our investment in SLF LLC equity interests. The unrealized appreciation was the result of an increase of the contractual coupon rate of the subordinated notes. Unrealized depreciation on the SLF LLC equity interests was driven by the offsetting impact of the increase in pricing on the subordinated notes.

During the three months ended March 31, 2013, we had $6.0 million in unrealized appreciation on 61 portfolio company investments, which was partially offset by $4.2 million in unrealized appreciation on 71 portfolio company investments. For the six months ended March 31, 2013, we had $9.9 million in unrealized appreciation on 71 portfolio company investments, which was partially offset by $8.4 million in unrealized depreciation on 75 portfolio company investments. Unrealized appreciation during the three and six months ended March 31, 2013 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation during the three and six months ended March 31, 2013 primarily resulted from the accretion of discounts and negative credit related adjustments that caused a reduction in fair value.

Liquidity and Capital Resources

For the six months ended March 31, 2014, we experienced a net decrease in cash and cash equivalents of $3.5 million. During the period we used $202.9 million in operating activities, primarily as a result of funding portfolio investments of $433.1 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $207.3 million and net investment income of $26.6 million. During the same period, cash used in investment activities of $2.9 million was driven by the increase in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $202.2 million, primarily driven by borrowings on debt of $361.6 million and proceeds from shares sold of $61.3 million that were partially offset by repayments of debt of $201.6 million and distributions paid of $26.4 million.

For the six months ended March 31, 2013, we experienced a net decrease in cash and cash equivalents of $4.9 million. During the same period, we used $91.9 million in operating activities, primarily as a result of fundings of portfolio investments of $288.6 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $183.9 million and net investment income of $20.0 million. During the same period, cash used in investment activities of $47.2 million was driven by the change in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $134.1 million, primarily due to borrowings on debt of $173.0 million and proceeds from shares sold of $122.5 million, partially offset by repayments of debt of $139.6 million and distributions paid of $19.2 million.

As of March 31, 2014 and September 30, 2013, we had cash and cash equivalents of $12.8 million and $16.3 million, respectively. In addition, we had restricted cash and cash equivalents of $41.3 million and $38.4 million as of March 31, 2014 and September 30, 2013, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of March 31, 2014, $28.7 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitization, which are described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitization. $6.0 million of such restricted cash and cash equivalents can be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. $2.0 million of such restricted cash and cash equivalents can be used to fund investments that meet the guidelines under the Revolver as well as for the payment of interest expense and revolving debt of the Revolver. The remaining $4.6 million of restricted cash and cash equivalents can be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs, which are described in further detail in Note 7 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of March 31, 2014 and September 30, 2013, we had outstanding commitments to fund investments totaling $95.6 million and $76.3 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2014 and September 30, 2013, respectively, subject to the terms of each loan’s respective credit agreement.

As of March 31, 2014 and September 30, 2013, subject to leverage and borrowing base restrictions, we had approximately $96.0 million and $70.4 million, respectively, of remaining commitments and $74.3 million and $60.5 million, respectively of availability on the Credit Facility. As of March 31, 2014, subject to leverage and borrowing base restrictions, we had approximately $14.2 million of remaining commitments and $0.2 million of availability on the Revolver. As of September 30, 2013, the Revolver was not in place.

On November 15, 2013, Golub Capital BDC 2010-1 Holdings LLC, a wholly-owned subsidiary of ours, or Holdings, sold $12.0 million of Class B Notes of the Debt Securitization and on November 20, 2013, the transaction closed and proceeds of $12.0 million were received. The Class A Notes of the Debt Securitization are included in the March 31, 2014 and September 30, 2013 consolidated statements of financial condition as debt of the Company. The Class B Notes are included in the March 31, 2014 consolidated statement of financial condition as debt of the Company and at September 30, 2013 were eliminated in consolidation.

On October 31, 2013, the Credit Facility was amended to, among other things, increase the size of the Credit Facility from $100 million to $250 million, extend the expiration of the reinvestment period from November 21, 2013 to October 21, 2014 and extend the stated maturity date from October 20, 2017 to October 22, 2018.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million and the maximum amount that a single SBIC licensee may issue is $150.0 million. As of March 31, 2014, GC SBIC IV, L.P., or SBIC IV, and GC SBIC V, L.P., or SBIC V, had $150.0 million and $52.4 million of outstanding SBA-guaranteed debentures, respectively, leaving incremental borrowing capacity of $22.6 million for SBIC V, under present SBIC regulations. As of September 30, 2013, SBIC IV and SBIC V had $146.3 million and $33.2 million of outstanding SBA-guaranteed debentures, respectively.

SBIC IV and SBIC V may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of March 31, 2014, the Company had committed and funded $75.0 million to SBIC IV and had SBA-guaranteed debentures of $150.0 million outstanding that mature between March 2021 and March 2024. As of March 31, 2014, the Company had committed $37.5 million and funded $31.1 million to SBIC V, and had SBA-guaranteed debentures of $52.4 million outstanding that mature between September 2023 and March 2024.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of March 31, 2014, our asset coverage for borrowed amounts was 285.5% (excluding the SBA debentures).

On March 18, 2014, we priced a public offering of 3,500,000 shares of common stock at a public offering price of $18.05 per share, raising approximately $63.2 million in gross proceeds. On March 21, 2014, the transaction closed, the shares were issued, and proceeds, net of offering costs but before expenses, of $61.3 million were received. On April 23, 2014, we sold an additional 166,855 shares of our common stock at a public offering price of $18.05 per share pursuant to the underwriters’ partial exercise of the option granted in connection with the March offering.

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

We believe that our existing cash and cash equivalents and available borrowings as of March 31, 2014 will be sufficient to fund our anticipated requirements through at least March 31, 2015.

Portfolio Composition, Investment Activity and Yield

As of March 31, 2014 and September 30, 2013, we had investments in 139 and 135 portfolio companies, respectively, with a total value of $1,211.9 million and $1,019.8 million, respectively, and had investments in subordinated notes and LLC equity interests in SLF with a total value of $41.7 million and $4.8 million, respectively. The following table shows the asset mix of our new origination commitments for the three and six months ended March 31, 2014 and 2013:

	For the three months ended March 31,				For the six months ended March 31,
	2014		2013		2014		2013
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments

Senior secured	$24,660	13.5%	$20,668	35.6%	$60,064	12.8%	$78,919	24.6%
One stop	146,608	80.4	14,438	24.8	349,853	74.6	175,438	54.8
Second lien	-	-	22,454	38.6	20,534	4.4	61,864	19.3
Subordinated notes in SLF (1)	7,832	4.3	-	-	32,048	6.8	-	-
LLC equity interests in SLF (1)	1,119	0.6	-	-	2,551	0.5	-	-
Equity securities	2,263	1.2	555	1.0	4,168	0.9	4,144	1.3
Total new investment commitments	$182,482	100.0%	$58,115	100.0%	$469,218	100.0%	$320,365	100.0%

(1) SLF's proceeds from the subordinated notes and LLC interests were utilized by SLF to fund senior secured loans. As of March 31, 2014 SLF funded senior secured loans to 23 different borrowers.

For the three and six months ended March 31, 2014, we had approximately $100.2 million and $199.3 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and six months ended March 31, 2014, we had sales of securities in three and six portfolio companies aggregating approximately $3.5 million and $8.0 million, respectively, in net proceeds.

For the three and six months ended March 31, 2013, we had approximately $35.2 million and $167.5 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and six months ended March 31, 2013, we had sales of securities in one and seven portfolio companies aggregating approximately $2.4 million and $16.4 million, respectively, in net proceeds.

The following table shows the par, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2014 (1)			As of September 30, 2013 (1)
		Amortized	Fair		Amortized	Fair
	Par	Cost	Value	Par	Cost	Value
	(In thousands)

Senior secured:
Performing	$284,733	$281,700	$282,224	$298,989	$295,180	$295,493
Non-accrual (2)	2,586	2,576	5	2,624	2,628	665

One stop:
Performing	782,043	771,215	773,625	558,140	549,855	554,523
Non-accrual (2)	-	-	-	-	-	-

Second lien:
Performing	110,476	108,302	111,799	112,714	111,319	112,873
Non-accrual (2)	-	-	-	384	382	-

Subordinated debt:
Performing	3,584	3,562	4,164	21,562	21,374	22,552
Non-accrual (2)	-	-	-	3,034	3,001	-

Subordinated notes in SLF: (3)
Performing	36,188	36,188	36,188	4,140	4,140	4,066
Non-accrual (2)	-	-	-	-	-	-

LLC equity interests in SLF: (3)	N/A	5,170	5,521	N/A	591	768

Equity:	N/A	30,890	40,071	N/A	29,491	33,705

Total	$1,219,610	$1,239,603	$1,253,597	$1,001,587	$1,017,961	$1,024,645

(1)	Four and nine of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of March 31, 2014 and September 30, 2013, respectively.
(2)	We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will not be collected. See "—Critical Accounting Policies—Revenue Recognition."
(3)	SLF's proceeds from the subordinated notes and LLC equity interests in SLF were utilized by SLF to fund senior secured loans.

The following table shows the weighted average rate, spread over LIBOR of floating rate, fixed rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and six months ended March 31, 2014 and 2013:

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Weighted average rate of new investment fundings	7.5%	8.8%	7.3%	8.4%
Weighted average spread over LIBOR of new floating rate investment fundings	6.4%	6.2%	6.2%	6.8%
Weighted average rate of new fixed rate investment fundings	N/A	16.0%	N/A	16.0%
Weighted average fees of new investment fundings	1.3%	1.1%	1.2%	1.6%
Weighted average rate of sales and payoffs of portfolio companies	8.8%	10.2%	9.2%	8.7%

For the three and six months ended March 31, 2014, the weighted average annualized income yield on the fair value of income producing loans in our portfolio was 8.0% and 8.1%, respectively. For the three and six months ended March 31, 2013, the weighted average annualized income yield on the fair value of income producing loans in our portfolio was 9.5% and 9.6%, respectively. As of March 31, 2014, 96.5% and 96.1% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2013, 96.1% and 95.6% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of March 31, 2014, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $36.8 million. The portfolio median EBITDA data is based on the most recently reported trailing twelve month EBITDA received from the portfolio company. The portfolio median excludes underlying borrowers in SLF.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2014 and September 30, 2013:

	March 31, 2014		September 30, 2013
Internal	Investments	Percentage of	Investments	Percentage of
Performance	at Fair Value	Total	at Fair Value	Total
Rating	(In thousands)	Investments	(In thousands)	Investments
5	$251,829	20.1%	$178,993	17.5%
4	937,477	74.8	750,611	73.3
3	61,918	4.9	88,458	8.6
2	1,857	0.2	6,521	0.6
1	516	0.0 *	62	0.0 *
Total	$1,253,597	100.0%	$1,024,645	100.0%

* Represents an amount less than 0.1%.

Senior Loan Fund

Effective May 31, 2013, we entered an agreement to co-invest with United Insurance Company of America, or United Insurance, through SLF, an unconsolidated Delaware LLC whose purpose is to primarily invest in senior secured loans of middle market companies. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of representatives of us and United Insurance (with approval from a representative of each required). SLF is capitalized with subordinated notes and LLC equity interest subscriptions from us and United Insurance. As of March 31, 2014, we and United Insurance owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests. As of March 31, 2014, SLF had subordinated note commitments from us and United Insurance totaling $100.0 million, of which approximately $41.4 million and $4.7 million in aggregate principal amount was funded at March 31, 2014 and September 30, 2013, respectively. As of March 31, 2014, SLF had LLC equity interest subscriptions from us and United Insurance totaling $25.0 million, of which approximately $5.9 million and $0.7 million in aggregate was called and contributed at March 31, 2014 and September 30, 2013, respectively.

On January 17, 2014 Senior Loan Fund II LLC, a wholly owned subsidiary of SLF, or SLF II, entered into a senior secured revolving credit facility, or the SLF Credit Facility, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which as of March 31, 2014 allowed SLF II to borrow up to $50 million subject to leverage and borrowing base restrictions. As of March 31, 2014, SLF II had outstanding debt under the SLF Credit Facility of $21.6 million.

On April 11, 2014, SLF II amended the SLF Credit Facility to, among other things, increase the size of the SLF Credit Facility from $50.0 million to $100.0 million, extend the expiration of the reinvestment period to April 11, 2015 and extended the stated maturity date from January 17, 2019 to April 11, 2019.

Through the reinvestment period, the SLF Credit Facility bears interest at one-month London Interbank Offered Rate, or LIBOR, plus a rate between 1.75% and 2.25%, depending on the composition of the collateral asset portfolio, per annum. After the reinvestment period, the rate will reset to one month LIBOR plus 2.75% per annum for the remaining term of the SLF Credit Facility.

As of March 31, 2014 and September 30, 2013, SLF had total assets at fair value of $76.6 million and $13.8 million, respectively. As of March 31, 2014 and September 31, 2013, SLF’s portfolio was comprised of first lien senior secured loans to 23 and four different borrowers, respectively. As of March 31, 2014 and September 30, 2013, none of these loans was on non-accrual status. The portfolio companies in SLF are U.S. middle market companies in industries similar to those in which we may invest directly. Additionally, as of March 31, 2014 and September 30, 2013, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $6.5 million and $2.7 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of March 31, 2014 and September 30, 2013:

	As of March 31, 2014	As of September 30, 2013
	(Dollars in thousands)
Senior secured loans (1)	$74,945	$13,677
Weighted average current interest rate on senior secured loans (2)	5.5%	5.9%
Number of borrowers in SLF	23	4
Largest loan to a single borrower (1)	$8,271	$8,313
Total of five largest loans to borrowers (1)	$31,684	$13,620

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Loan Portfolio as of March 31, 2014

				Current
		Investment	Maturity	Interest		Principal/Par	Fair
Portfolio Company	Business Description	Type	Date	Rate (1)		Amount	Value (2)
						(In thousands)
5.11, Inc. (3)	Textiles and Leather	Senior Loan	02/2020	6.0%		$2,797	$2,783
ACTIVE Network, Inc.	Electronics	Senior Loan	11/2020	5.5		1,995	2,020
ARG IH Corporation (3)	Beverage, Food and Tobacco	Senior Loan	11/2020	5.0		2,162	2,179
Blue Coat Systems, Inc.	Electronics	Senior Loan	05/2019	4.0		2,000	2,009
BMC Software, Inc.	Electronics	Senior Loan	09/2020	5.0		1,995	2,001
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.8		8,271	8,319
Connect Merger Sub, Inc.	Telecommunications	Senior Loan	04/2020	4.8		1,995	1,996
Dell, Inc.	Electronics	Senior Loan	04/2020	4.5		1,995	1,985
Diversified Foodservice Supply, Inc. (3)	Beverage, Food and Tobacco	Senior Loan	12/2018	6.0		4,250	4,208
Diversified Foodservice Supply, Inc. (3)(4)	Beverage, Food and Tobacco	Senior Loan	12/2018	N/A	(5)	-	(3)
El Pollo Loco Inc. (3)	Personal, Food and Miscellaneous Services	Senior Loan	10/2018	5.3		4,764	4,824
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8		2,068	2,047
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8		216	209
Paradigm Management Services, LLC (3)	Healthcare, Education and Childcare	Senior Loan	01/2019	5.5		6,310	6,247
Plano Molding Company, LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	10/2018	5.3		1,850	1,850
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3		5,067	5,016
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	7.5		238	226
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior Loan	10/2020	4.3		1,995	2,000
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	5.0		6,808	6,765
Self Esteem Brands, LLC (3)(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	N/A	(5)	-	(4)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior Loan	05/2018	5.5		975	973
SoftWriters, Inc.	Diversified/Conglomerate Service	Senior Loan	09/2018	5.3		1,574	1,574
Syncsort Incorporated (3)	Electronics	Senior Loan	03/2019	5.8		4,991	4,941
Syncsort Incorporated (3)(4)	Electronics	Senior Loan	03/2019	N/A	(5)	-	(12)
Syncsort Incorporated (3)(4)	Electronics	Senior Loan	03/2019	N/A	(5)	-	(3)
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior Loan	10/2019	5.3		2,452	2,452
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior Loan	07/2018	6.3		1,437	1,437
Tectum Holdings, Inc. (3)	Automobile	Senior Loan	09/2018	5.3		2,796	2,790
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		2,479	3,479
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		299	299
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		166	166
						$73,945	$74,773

(1)	Represents the weighted average annual current interest rate as of March 31, 2014. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.
(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.
(4)	The negative fair value is the result of the unfunded commitment being valued below par.
(5)	The entire commitment was unfunded at March 31, 2014. As such, no interest is being earned on this investment.

SLF Loan Portfolio as of September 30, 2013

				Current
Portfolio		Investment	Maturity	Interest		Principal/Par	Fair
Company	Business Description	Type	Date	Rate (1)		Amount	Value (2)
						(In thousands)
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.8%		$8,313	$8,365
SoftWriters, Inc.	Diversified/Conglomerate Service	Senior Loan	09/2018	6.5		1,578	1,559
SoftWriters, Inc. (3)	Diversified/Conglomerate Service	Senior Loan	09/2018	N/A	(4)	-	(8)
SoftWriters, Inc. (3)	Diversified/Conglomerate Service	Senior Loan	09/2018	N/A	(4)	-	(3)
Take 5 Oil Change, L.L.C. (5)	Automobile	Senior Loan	07/2018	6.3		1,445	1,434
Take 5 Oil Change, L.L.C. (5)	Automobile	Senior Loan	07/2018	6.3		57	55
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.5		2,218	2,206
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	6.5		66	63
U.S. Water Services, Inc. (3)	Utilities	Senior Loan	08/2018	N/A	(4)	-	(5)
						$13,677	$13,666

(1)	Represents the weighted average annual current interest rate as of September 30, 2013. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.
(3)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(4)	The entire commitment was unfunded at September 30, 2013. As such, no interest is being earned on this investment.
(5)	We also hold a portion of the first lien senior secured loan in this portfolio company.

We have committed to fund $87.5 million of subordinated notes and $21.9 million of LLC equity interest subscriptions to SLF. The amortized cost and fair value of the subordinated notes in SLF held by us was $36.2 million and $36.2 million, respectively, as of March 31, 2014, and $4.1 million and $4.1 million, respectively, as of September 30, 2013. The subordinated notes pay a weighted average interest rate of three-month LIBOR plus 8.0%, which increased from three month LIBOR plus 4.0% subsequent to closing the SLF Credit Facility. For the three and six months ended March 31, 2014, we earned interest income of $0.5 million and $0.7 million, respectively, on the subordinated notes. We did not hold any subordinated notes during the three and six months ended March 31, 2013 as SLF did not commence operations until May 2013. For the three and six months ended March 31, 2014, we earned an annualized total return on our weighted average capital invested in SLF of 6.2% and 7.0%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF subordinated notes and LLC equity interests by the combined daily average of our investments in (1) the principal of the SLF subordinated notes and (2) the net asset value of the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of March 31, 2014 and September 30, 2013 and for the three and six months ended March 31, 2014 and 2013:

	As of March 31, 2014	As of September 30, 2013
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments in loans receivable, net of discount for loan origination fees	$74,773	$13,666
Cash and other assets	1,808	155
Total assets	$76,581	$13,821

Senior credit facility	$26,100	$-
Payable for open trades	1,995	8,259
Other liabilities	818	37
Total liabilities	28,913	8,296
Subordinated notes and members' equity	47,668	5,525
Total liabilities and net assets	$76,581	$13,821

	Three months ended March 31,			Six months ended March 31,
	2014	2013		2014	2013
	(In thousands)
Selected Statement of Operations Information:
Total revenues	$780	NA	(1)	$1,113	NA	(1)
Total expenses	$810	NA	(1)	$1,041	NA	(1)
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	$(515)	NA	(1)	$127	NA	(1)
Net increase in net assets	$(545)	NA	(1)	$199	NA	(1)

(1) SLF did not commence operations until May 2013.

SLF has elected to fair value the subordinated notes issued to us and United Insurance under ASC Topic 825 – Financial Instruments. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For the three and six months ended March 31, 2014, SLF recognized $0.6 million in unrealized appreciation and $0.5 million in unrealized depreciation, respectively, on the subordinated notes. The following table presents the difference between fair value and the aggregate contractual principal amounts of subordinated notes for which the fair value option has been elected as of March 31, 2014 and September 30, 2013:

	As of March 31, 2014
	(In thousands)
	Par Value	Carrying Value	Fair Value	Unrealized Appreciation / (Depreciation)

Subordinated notes	$41,358	$41,358	$41,358	$-

	As of September 30, 2013
	(In thousands)
	Par Value	Carrying Value	Fair Value	Unrealized Appreciation / (Depreciation)

Subordinated notes	$4,731	$4,731	$4,646	$(85)

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of March 31, 2014 is as follows:

	Payments Due by Period (In millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years (1)	5 Years (1)

Debt Securitization	$215.0	$-	$-	$-	$215.0
SBA debentures	202.4	-	-	-	202.4
Credit Facility	154.0	-	-	154.0	-
Revolver	0.8	-	-	-	0.8
Unfunded commitments (2)	95.6	95.6	-	-	-
Total contractual obligations (3)	$667.8	$95.6	$-	$154.0	$418.2

(1) The notes offered in the Debt Securitization are scheduled to mature on July 20, 2023. The SBA debentures are scheduled to mature between March 2021 and March 2024. The Credit Facility is scheduled to mature on October 22, 2018. The Revolver is scheduled to mature on November 22, 2019.

(2) Unfunded commitments represent all amounts unfunded as of March 31, 2014. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of March 31, 2014.

(3) Total contractual obligations excludes $18.2 million of secured borrowings.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2014 and September 30, 2013, we had outstanding commitments to fund investments totaling $95.6 million and $76.3 million, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for investments during the three and six months ended March 31, 2014 and 2013. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Level 1 assets and liabilities are valued using quoted market prices. Level 2 assets and liabilities are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 assets and liabilities are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of our valuations of debt and equity securities without readily available market quotations subject to review by an independent valuation firm. All assets and liabilities as of March 31, 2014 and September 30, 2013, other than cash and cash equivalents, were valued using Level 3 inputs of the fair value hierarchy.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Our board of directors determines the fair value of our portfolio of investments. Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans and record these fees as fee income when received. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from LLC and LP investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was an amount less than $0.1 million as of March 31, 2014 and $0.7 million as of September 30, 2013.

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

Income taxes:

We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, we are required to meet certain source of income and asset diversification requirements, and timely distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

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

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes when distributed as dividends to our shareholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, most significantly changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2014 and September 30, 2013, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.24% and 1.34%, respectively. In addition, the Class A and B Notes issued as a part of the Debt Securitization have a floating interest rate provision based on three-month LIBOR that resets quarterly, the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily and the Revolver has a floating interest rate provision based on, at the election of Revolver Funding, either one-month, two-month or three-month LIBOR or PrivateBank’s prime rate that resets at contract maturity. As of March 31, 2014 and September 30, 2013, the weighted average LIBOR floor on the secured borrowings, which reset quarterly, was 1.24% and 1.25%. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of March 31, 2014 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

			Net increase
	Increase (decrease) in	Increase (decrease) in	(decrease) in
Change in interest rates	interest income	interest expense	investment income
	(in thousands)
Down 25 basis points	$(93)	$(925)	$832
Up 50 basis points	187	1,849	(1,662)
Up 100 basis points	1,027	3,700	(2,673)
Up 200 basis points	12,118	7,628	4,490
Up 300 basis points	23,722	11,560	12,162

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

Golub Capital BDC, Inc.

Dated: May 8, 2014	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2014	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)

