Form 10-Q
period 2014-06-30
Golub Capital BDC, Inc.
filed 2014-08-07
CIK 1476765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 7, 2014, the Registrant had 47,065,030 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

	June 30, 2014	September 30, 2013
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,287,616	$1,011,586
Non-controlled affiliate company investments	2,877	8,225
Controlled affiliate company investments	34,397	4,834
Total investments, at fair value (cost of $1,309,706 and $1,017,961, respectively)	1,324,890	1,024,645
Cash and cash equivalents	11,392	16,309
Restricted cash and cash equivalents	109,818	38,408
Interest receivable	5,222	4,316
Deferred financing costs	10,514	7,742
Other assets	277	236
Total Assets	$1,462,113	$1,091,656

Liabilities
Debt	$703,300	$412,100
Secured borrowings, at fair value (proceeds of $20,064 and $8,683, respectively)	20,264	8,809
Interest payable	3,689	1,277
Management and incentive fees payable	5,897	5,579
Payable for open trades	-	3,677
Accounts payable and accrued expenses	2,140	1,978
Accrued trustee fees	49	-
Total Liabilities	735,339	433,420
Commitments and contingencies (Note 8)

Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2014 and September 30, 2013	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 47,065,030 and 43,282,932 shares issued and outstanding as of June 30, 2014 and September 30, 2013, respectively	47	43
Paid in capital in excess of par	718,760	652,669
Undistributed net investment income	1,647	2,725
Net unrealized appreciation (depreciation) on investments, derivative instruments and secured borrowings	17,652	9,225
Net realized gain (loss) on investments and derivative instruments	(11,332)	(6,426)
Total Net Assets	726,774	658,236
Total Liabilities and Total Net Assets	$1,462,113	$1,091,656

Number of common shares outstanding	47,065,030	43,282,932
Net asset value per common share	$15.44	$15.21

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$25,441	$20,453	$73,935	$56,339
Dividend income	952	1,081	1,230	1,827
Fee income	1,042	579	1,976	2,328
Total investment income from non-controlled/non-affiliate company investments	27,435	22,113	77,141	60,494

From non-controlled affiliate company investments:
Interest income	-	155	225	463
Fee income	-	15	171	15
Total investment income from non-controlled affiliate company investments	-	155	396	463

From controlled affiliate company investments:
Interest income	594	-	1,331	-
Total investment income from controlled affiliate company investments	594	-	1,331	-

Total investment income	28,029	22,268	78,868	60,957

Expenses
Interest and other debt financing expenses	5,609	2,967	14,241	9,254
Base management fee	4,394	3,114	12,403	8,268
Incentive fee	1,607	2,785	6,295	7,647
Professional fees	578	534	1,876	1,540
Administrative service fee	655	715	1,979	1,873
General and administrative expenses	113	153	389	404

Total expenses	12,956	10,268	37,183	28,986

Net investment income	15,073	12,000	41,685	31,971

Net gain (loss) on investments and secured borrowings
Net realized gains (losses) on investments:
Non-controlled/non-affiliate company investments	1	(77)	(4,906)	18
Net realized gains (losses) on investments:	1	(77)	(4,906)	18

Net unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	989	1,081	7,775	2,576
Non-controlled affiliate company investments	(2)	(347)	272	(338)
Controlled affiliate company investments	205	-	454	-
Net unrealized appreciation (depreciation) on investments	1,192	734	8,501	2,238

Net change in unrealized (appreciation) depreciation on secured borrowings	14	-	(74)	-

Net gain (loss) on investments and secured borrowings	1,207	657	3,521	2,256

Net increase in net assets resulting from operations	$16,280	$12,657	$45,206	$34,227

Per Common Share Data
Basic and diluted earnings per common share	$0.35	$0.34	$1.01	$1.05
Dividends and distributions declared per common share	$0.32	$0.32	$0.96	$0.96
Basic and diluted weighted average common shares outstanding	46,985,908	37,118,379	44,673,591	32,511,415

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except share data)

				Capital	Net Unrealized Appreciation (Depreciation) on Investments,	Net Realized Gain
	Common Stock		Paid in Capital	Distributions and	Derivative Instruments	(Loss) on Investments
		Par	in Excess	Undistributed Net	and Secured	and Derivative	Total
	Shares	Amount	of Par	Investment Income	Borrowings	Instruments	Net Assets
Balance at September 30, 2012	25,688,101	$26	$375,563	$347	$5,737	$(6,544)	$375,129
Issuance of common stock, net of offering and underwriting costs(1)	14,016,382	14	223,404	-	-	-	223,418
Net increase in net assets resulting from operations	-	-	-	31,971	2,238	18	34,227
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	87,322	-	1,385	-	-	-	1,385
Dividends and distributions	-	-	-	(32,661)	-	-	(32,661)
Balance at June 30, 2013	39,791,805	$40	$600,352	$(343)	$7,975	$(6,526)	$601,498
Balance at September 30, 2013	43,282,932	$43	$652,669	$2,725	$9,225	$(6,426)	$658,236
Issuance of common stock, net of offering and underwriting costs (2)	3,666,855	4	64,102	-	-	-	64,106
Net increase in net assets resulting from operations	-	-	-	41,685	8,427	(4,906)	45,206
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	115,243	-	1,989	-	-	-	1,989
Dividends and distributions	-	-	-	(42,763)	-	-	(42,763)
Balance at June 30, 2014	47,065,030	$47	$718,760	$1,647	$17,652	$(11,332)	$726,774

(1) On October 16, 2012, Golub Capital BDC, Inc. priced a public offering of 2,600,000 shares of its common stock at a public offering price of $15.58 per share. On November 14, 2012, Golub Capital BDC, Inc. sold an additional 294,120 shares of its common stock at a public offering price of $15.58 per share pursuant to the underwriters’ partial exercise of the over-allotment option. On January 15, 2013, Golub Capital BDC, Inc. priced a public offering of 4,500,000 shares of its common stock at a public offering price of $15.87 per share. On February 20, 2013, Golub Capital BDC, Inc. sold an additional 622,262 shares of its common stock at a public offering price of $15.87 per share pursuant to the underwriters’ partial exercise of the over-allotment option. On May 7, 2013, Golub Capital BDC, Inc. priced a public offering of 6,000,000 shares of its common stock at a public offering prices of $17.47 per share.

(2) On March 18, 2014, Golub Capital BDC, Inc. priced a public offering of 3,500,000 shares of its common stock at a public offering price of $18.05 per share. On April 23, 2014, Golub Capital BDC, Inc. sold an additional 166,855 shares of its common stock at a public offering price of $18.05 per share pursuant to the underwriters’ partial exercise of the option granted in connection with the public offering in March 2014.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$45,206	$34,227
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred financing costs	2,026	1,444
Accretion of discounts and amortization of premiums	(5,451)	(6,104)
Net realized loss (gain) on investments	4,906	(18)
Net change in unrealized (appreciation) depreciation on investments	(8,501)	(2,238)
Net change in unrealized appreciation (depreciation) on secured borrowings	74	-
Proceeds from (fundings of) revolving loans, net	2,363	(8,155)
Fundings of investments	(580,522)	(554,022)
Proceeds from principal payments and sales of portfolio investments	286,778	276,506
PIK interest	251	(851)
Changes in operating assets and liabilities:
Interest receivable	(906)	(1,614)
Other assets	(41)	7
Interest payable	2,412	1,035
Management and incentive fees payable	318	1,605
Payable for open trades	(3,677)	-
Accounts payable and accrued expenses	162	1,152
Accrued trustee fees	49	-
Net cash (used in) provided by operating activities	(254,553)	(257,026)

Cash flows from investing activities
Net change in restricted cash and cash equivalents	(71,410)	15,347
Net cash (used in) provided by investing activities	(71,410)	15,347

Cash flows from financing activities
Borrowings on debt	759,850	304,350
Repayments of debt	(468,650)	(252,850)
Capitalized debt financing costs	(4,798)	(2,918)
Proceeds from secured borrowings	26,082	-
Repayments on secured borrowings	(14,770)	-
Proceeds from shares sold, net of underwriting costs	64,170	224,065
Offering costs paid	(64)	(647)
Dividends and distributions paid	(40,774)	(31,276)
Net cash (used in) provided by financing activities	321,046	240,724

Net change in cash and cash equivalents	(4,917)	(955)

Cash and cash equivalents, beginning of period	16,309	13,891

Cash and cash equivalents, end of period	$11,392	$12,936

Supplemental information:
Cash paid during the period for interest	$9,024	$6,775
Dividends and distributions declared during the period	$42,763	$32,661

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Investments
United States
Debt investments
Aerospace and Defense
ILC Dover, LP	One stop	P + 4.50%	7.75%	03/2019	$360	$352	-%	$351
ILC Dover, LP^	One stop	L + 5.50%	6.50%	03/2020	18,713	18,579	2.6	18,572
NTS Technical Systems	One stop	L + 6.00%	7.25%	11/2018	314	284	-	298
NTS Technical Systems*^	One stop	L + 6.00%	7.25%	11/2018	18,918	18,606	2.6	18,729
NTS Technical Systems(3)	One stop	L + 6.00%	N/A (4)	11/2018	-	(63)	-	(30)
Tresys Technology Holdings, Inc.(3)	One stop	L + 6.75%	N/A (4)	12/2017	-	(7)	-	-
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	3,899	3,832	0.3	2,340
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	1,877	1,856	0.3	1,877
White Oak Technologies, Inc.(3)	Senior loan	L + 5.00%	N/A (4)	03/2017	-	(7)	-	-
White Oak Technologies, Inc.*	Senior loan	L + 5.00%	6.25%	03/2017	1,721	1,694	0.2	1,721
					45,802	45,126	6.0	43,858

Automobile
ABRA, Inc.(3)(5)	One stop	L + 6.00%	N/A (4)	05/2018	-	(16)	-	-
ABRA, Inc.*(5)	One stop	L + 6.00%	7.25%	05/2018	31,138	30,885	4.3	31,138
ABRA, Inc.(5)	One stop	L + 6.00%	7.25%	05/2018	5,166	5,135	0.7	5,166
ABRA, Inc.(5)	One stop	L + 6.00%	7.25%	05/2018	6,861	6,818	0.9	6,861
ABRA, Inc.*^	One stop	L + 7.75%	9.00%	05/2018	4,334	4,271	0.6	4,334
American Driveline Systems, Inc.	Senior loan	L + 5.50%	7.16%	01/2016	300	296	-	261
American Driveline Systems, Inc.*	Senior loan	L + 5.50%	7.00%	01/2016	2,804	2,777	0.4	2,524
K&N Engineering, Inc.(3)	Senior loan	L + 4.50%	N/A (4)	04/2018	-	(6)	-	-
K&N Engineering, Inc.*^	Senior loan	P + 3.50%	6.75%	04/2018	6,799	6,719	0.9	6,799
Take 5 Oil Change, L.L.C.(3)	Senior loan	L + 5.25%	N/A (4)	07/2018	-	(3)	-	-
Take 5 Oil Change, L.L.C.^	Senior loan	L + 4.75%	5.75%	07/2018	2,953	2,935	0.4	2,953
Tectum Holdings, Inc.*	Senior loan	L + 4.25%	5.25%	09/2018	874	872	0.1	874
					61,229	60,683	8.3	60,910

Banking
HedgeServ Holding L.P.^	One stop	L + 8.25%	5.25% cash/4.00% PIK	02/2019	17,240	17,082	2.4	17,240
HedgeServ Holding L.P.(3)	One stop	L + 4.25%	N/A (4)	02/2019	-	(9)	-	-
Prommis Fin Co.(6)	Senior loan	P + 10.00%	13.25%	06/2015	85	84	-	2
Prommis Fin Co.*(6)	Senior loan	N/A	2.25% cash/11.5% PIK	06/2015	124	124	-	3
					17,449	17,281	2.4	17,245
Beverage, Food and Tobacco
ABP Corporation(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(3)	-	-
ABP Corporation*	Senior loan	L + 4.75%	6.00%	06/2016	4,455	4,420	0.6	4,455
American Importing Company, Inc.^	One stop	P + 4.50%	7.75%	05/2018	14,694	14,543	2.0	14,694
Ameriqual Group, LLC*	Senior loan	L + 6.00%	6.50% cash/1.00% PIK	03/2016	1,711	1,693	0.2	1,643
Ameriqual Group, LLC*	Senior loan	L + 7.50%	9.00% cash/1.50% PIK	03/2016	830	825	0.1	685
ARG IH Corporation (Arby's)^	Senior loan	L + 4.00%	5.00%	11/2020	2,343	2,316	0.3	2,361
Atkins Nutritionals, Inc.*^	One stop	L + 5.00%	6.25%	01/2019	21,455	21,254	3.0	21,481
Atkins Nutritionals, Inc.*	One stop	L + 8.50%	9.75%	04/2019	18,997	18,642	2.7	19,281
C. J. Foods, Inc.	One stop	L + 5.50%	6.50%	05/2019	43	34	-	37
C. J. Foods, Inc.(3)	One stop	L + 5.50%	N/A (4)	05/2019	-	(13)	-	(9)
C. J. Foods, Inc.	One stop	L + 5.50%	6.50%	05/2019	3,232	3,185	0.4	3,200
Candy Intermediate Holdings, Inc. (Ferrara Candy)^	Senior loan	L + 6.25%	6.57%	06/2018	4,900	4,784	0.7	4,849
Diversified Foodservice Supply, Inc.	Senior loan	P + 3.75%	7.00%	12/2018	96	93	-	96
Diversified Foodservice Supply, Inc.*	Senior loan	L + 4.75%	6.00%	12/2018	4,606	4,565	0.6	4,606
Firebirds International, LLC	One stop	L + 5.75%	7.00%	05/2018	41	40	-	41
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	905	896	0.1	905
Firebirds International, LLC	One stop	L + 5.75%	7.00%	05/2018	262	259	-	262
Firebirds International, LLC(3)	One stop	L + 5.75%	N/A (4)	05/2018	-	(3)	-	-
First Watch Restaurants, Inc.(3)	One stop	L + 7.50%	N/A (4)	12/2018	-	(25)	-	-
First Watch Restaurants, Inc.*^	One stop	L + 7.50%	8.75%	12/2018	11,293	11,157	1.6	11,293
First Watch Restaurants, Inc.*^	One stop	P + 6.50%	9.75%	12/2018	3,107	3,070	0.5	3,107
First Watch Restaurants, Inc.	One stop	L + 7.50%	8.75%	12/2018	1,750	1,744	0.2	1,750
IT'SUGAR LLC	Senior loan	L + 7.50%	9.00%	04/2018	7,585	7,467	1.0	7,585
IT'SUGAR LLC	Subordinated debt	N/A	5.00%	10/2017	1,707	1,707	0.3	2,287
Julio & Sons Company	One stop	L + 5.50%	6.50%	09/2016	277	270	-	277

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
June 30, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Julio & Sons Company*	One stop	L + 5.50%	6.50%	09/2016	6,996	6,947	1.0	6,996
Julio & Sons Company(3)	One stop	L + 5.50%	N/A (4)	09/2016	-	(29)	-	-
Northern Brewer, LLC	One stop	P + 9.25%	8.50% cash/4.00% PIK	02/2018	670	658	0.1	535
Northern Brewer, LLC	One stop	P + 9.25%	8.50% cash/4.00% PIK	02/2018	6,338	6,215	0.7	5,071
Richelieu Foods, Inc.	Senior loan	P + 4.50%	7.75%	11/2015	127	121	-	127
Richelieu Foods, Inc.*	Senior loan	L + 5.50%	7.25%	11/2015	1,872	1,853	0.3	1,872
					120,292	118,685	16.4	119,487

Building and Real Estate
ITEL Laboratories, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2018	-	(1)	-	-
ITEL Laboratories, Inc.*	Senior loan	L + 4.75%	6.00%	06/2018	758	750	0.1	758
					758	749	0.1	758

Cargo Transport
RP Crown Parent (RedPrairie Corp)*	Senior loan	L + 5.00%	6.00%	12/2018	1,975	1,945	0.3	1,979

Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.25%	5.25%	10/2017	26	26	-	26
Fort Dearborn Company*^	Senior loan	L + 4.25%	5.25%	10/2017	522	520	0.1	522
Fort Dearborn Company*	Senior loan	L + 4.75%	5.75%	10/2018	102	101	-	102
Fort Dearborn Company*^	Senior loan	L + 4.75%	5.75%	10/2018	2,185	2,172	0.3	2,185
Packaging Coordinators, Inc.*^	Senior loan	L + 4.25%	5.50%	05/2020	6,759	6,723	0.9	6,759
Packaging Coordinators, Inc.	Second lien	L + 8.25%	9.50%	11/2020	29,098	28,330	4.0	29,098
Packaging Coordinators, Inc.^	Senior loan	L + 4.25%	5.50%	05/2020	9,286	9,265	1.3	9,286
					47,978	47,137	6.6	47,978

Diversified Conglomerate Manufacturing
Chase Industries, Inc.*	One stop	L + 5.62%	6.87%	11/2017	13,249	13,097	1.8	13,249
ICCN Acquisition Corp.(3)	One stop	L + 5.25%	N/A (4)	03/2019	-	(4)	-	(3)
ICCN Acquisition Corp.^	One stop	L + 5.25%	6.25%	03/2019	4,008	3,942	0.5	3,968
ICCN Acquisition Corp.(3)	One stop	L + 5.25%	N/A (4)	03/2019	-	(15)	-	(11)
Metal Spinners, Inc.*	Senior loan	L + 7.50%	9.00%	04/2015	1,309	1,298	0.2	1,309
Metal Spinners, Inc.*	Senior loan	L + 7.50%	9.00%	04/2015	2,573	2,554	0.4	2,573
Onicon Incorporated(3)	One stop	L + 6.75%	N/A (4)	12/2017	-	(11)	-	-
Onicon Incorporated	One stop	L + 4.50%	5.50%	12/2017	3,162	3,117	0.4	3,162
Pasternack Enterprises, Inc.*	Senior loan	L + 5.00%	6.25%	12/2017	1,149	1,141	0.2	1,149
Plex Systems, Inc.(3)	Senior loan	L + 7.50%	N/A (4)	06/2018	-	(26)	-	-
Plex Systems, Inc.*^	Senior loan	L + 7.50%	8.75%	06/2018	18,797	18,404	2.6	18,797
Sunless Merger Sub, Inc.	Senior loan	P + 4.00%	7.25%	07/2016	77	76	-	50
Sunless Merger Sub, Inc.*	Senior loan	L + 5.25%	6.50%	07/2016	1,847	1,843	0.2	1,293
TIDI Products, LLC	One stop	L + 6.50%	7.75%	07/2017	78	66	-	78
TIDI Products, LLC*	One stop	L + 6.50%	7.75%	07/2018	12,662	12,459	1.7	12,662
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	4,175	4,142	0.6	4,175
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	58	58	-	58
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	873	877	0.1	873
					64,017	63,018	8.7	63,382

Diversified Conglomerate Service
Aderant North America, Inc.*	Senior loan	L + 4.25%	5.25%	12/2018	4,220	4,188	0.6	4,220
Agility Recovery Solutions Inc.(3)	One stop	L + 6.75%	N/A (4)	09/2018	-	(6)	-	-
Agility Recovery Solutions Inc.*	One stop	L + 6.75%	8.00%	09/2018	8,288	8,144	1.1	8,288
Bomgar Corporation(3)	One stop	L + 6.00%	N/A (4)	05/2019	-	(19)	-	(20)
Bomgar Corporation	One stop	L + 6.00%	7.00%	05/2020	23,539	23,091	3.2	23,303
Daxko, LLC(3)	One stop	L + 7.75%	N/A (4)	03/2019	-	(25)	-	(22)
Daxko, LLC	One stop	L + 7.75%	8.75%	03/2019	16,840	16,548	2.3	16,671
Document Technologies, LLC (3)	Senior loan	L + 4.25%	N/A (4)	12/2018	-	(10)	-	-
Document Technologies, LLC*^	Senior loan	L + 4.25%	5.50%	12/2018	6,999	6,945	1.0	6,999
EAG, INC. (Evans Analytical Group)*	Senior loan	L + 4.00%	5.00%	07/2017	2,435	2,409	0.3	2,435
HighJump Acquisition LLC	One stop	L + 7.50%	16.23%	07/2018	7,089	7,033	1.0	7,089
Integration Appliance, Inc.	Senior loan	L + 8.25%	9.50%	09/2018	719	710	0.1	710
Integration Appliance, Inc.	Senior loan	L + 8.25%	9.50%	09/2018	5,396	5,281	0.7	5,328
Integration Appliance, Inc.	Senior loan	L + 8.25%	9.50%	06/2019	7,914	7,717	1.1	7,815
Marathon Data Operating Co., LLC (3)	One stop	L + 6.25%	N/A (4)	08/2017	-	(7)	-	-
Marathon Data Operating Co., LLC	One stop	L + 6.25%	7.50%	08/2017	4,606	4,533	0.6	4,606
Navex Global, Inc.(3)	One stop	L + 5.50%	N/A (4)	12/2016	-	(22)	-	-

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
June 30, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Navex Global, Inc.*	One stop	L + 5.50%	6.50%	12/2016	19,174	18,810	2.6	19,174
NetSmart Technologies, Inc.*	One stop	L + 7.54%	8.79%	12/2017	8,121	8,061	1.1	8,121
NetSmart Technologies, Inc.	One stop	L + 7.88%	9.13%	12/2017	642	632	0.1	642
PC Helps Support, LLC(3)	Senior loan	L + 5.25%	N/A (4)	09/2017	-	(2)	-	-
PC Helps Support, LLC	Senior loan	L + 5.25%	6.52%	09/2017	1,795	1,778	0.2	1,795
Secure-24, LLC(3)	One stop	L + 6.50%	N/A (4)	08/2017	-	(5)	-	-
Secure-24, LLC*	One stop	L + 6.50%	7.75%	08/2017	10,460	10,260	1.4	10,460
Secure-24, LLC^	One stop	L + 6.50%	7.75%	08/2017	1,530	1,509	0.2	1,530
SoftWriters, Inc.(3)	One stop	L + 5.00%	N/A (4)	05/2019	-	(2)	-	(2)
SoftWriters, Inc.(3)	One stop	L + 5.00%	N/A (4)	05/2019	-	(3)	-	(4)
SoftWriters, Inc.	One stop	L + 5.00%	6.00%	05/2019	6,427	6,402	0.9	6,401
Source Medical Solutions, Inc.	Second lien	L + 8.00%	9.00%	03/2018	9,294	9,136	1.3	9,294
Vericlaim, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	05/2018	-	(3)	-	-
Vericlaim, Inc.^	Senior loan	L + 4.75%	6.00%	05/2018	6,311	6,283	0.9	6,311
Vericlaim, Inc.*	Senior loan	L + 4.75%	6.00%	05/2018	367	363	0.1	367
					152,166	149,729	20.8	151,511

Electronics
BeyondTrust Software, Inc.^	One stop	L + 7.62%	8.88%	12/2019	11,939	11,702	1.6	11,939
ECI Acquisition Holdings, Inc.(3)	One stop	L + 6.25%	N/A (4)	03/2019	-	(18)	-	(10)
ECI Acquisition Holdings, Inc.^	One stop	L + 6.25%	7.25%	03/2019	22,270	21,878	3.0	22,047
ECI Acquisition Holdings, Inc.(3)	One stop	L + 6.25%	N/A (4)	03/2019	-	(84)	-	(48)
Rogue Wave Holdings, Inc.*^	One stop	L + 8.06%	9.06%	12/2018	10,613	10,493	1.5	10,613
Sloan Company, Inc., The	One stop	L + 7.50%	8.75%	10/2018	267	253	-	267
Sloan Company, Inc., The*^	One stop	L + 7.50%	8.75%	10/2018	13,110	12,969	1.8	13,110
Sparta Systems, Inc.(3)	Senior loan	L + 5.25%	N/A (4)	12/2017	-	(6)	-	-
Sparta Systems, Inc.*	Senior loan	L + 5.25%	6.50%	12/2017	6,327	6,272	0.9	6,327
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (4)	03/2019	-	(3)	-	(3)
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (4)	03/2019	-	(13)	-	(14)
Syncsort Incorporated*	Senior loan	L + 4.75%	5.75%	03/2019	6,158	6,101	0.8	6,097
Systems Maintenance Services Holding, Inc.^	Senior loan	L + 4.25%	5.25%	10/2019	2,657	2,645	0.4	2,657
Taxware, LLC	Second lien	L + 8.50%	9.50%	10/2019	11,099	10,902	1.5	11,099
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	9.00%	10/2021	9,435	9,265	1.3	9,435
					93,875	92,356	12.8	93,516

Farming and Agriculture
AGData, L.P.*^	One stop	L + 6.00%	7.25%	08/2016	3,691	3,663	0.5	3,691

Finance
Ascensus, Inc.(3)	One stop	L + 4.00%	N/A (4)	11/2018	-	(17)	-	-
Ascensus, Inc.^	One stop	L + 4.00%	5.00%	12/2019	4,203	4,127	0.6	4,203
Ascensus, Inc.^	One stop	L + 8.00%	9.00%	12/2020	6,337	6,134	0.9	6,337
Pillar Processing LLC*(6)	Senior loan	L + 5.50%	5.72%	11/2018	702	701	-	210
Pillar Processing LLC*(6)	Senior loan	N/A	14.50%	05/2019	2,377	2,368	-	-
					13,619	13,313	1.5	10,750
Grocery
MyWebGrocer, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	05/2018	-	(12)	-	-
MyWebGrocer, Inc.^	Senior loan	L + 8.75%	6.00% cash/4.00% PIK	05/2018	14,271	14,079	2.0	14,271
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.50%	5.75%	05/2018	2,681	2,659	0.4	2,681
					16,952	16,726	2.4	16,952

Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.(3)	Senior loan	L + 5.00%	N/A (4)	02/2018	-	(8)	-	-
Advanced Pain Management Holdings, Inc.*	Senior loan	L + 5.00%	6.25%	02/2018	7,121	7,068	1.0	7,121
Advanced Pain Management Holdings, Inc.	Senior loan	L + 5.00%	6.25%	02/2018	487	481	0.1	487
Avatar International, LLC(3)	One stop	L + 4.94%	N/A (4)	09/2016	-	(4)	-	-
Avatar International, LLC*	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	7,589	7,532	0.9	6,602
Avatar International, LLC	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	1,637	1,628	0.2	1,424
Certara L.P.(3)	One stop	L + 6.25%	N/A (4)	12/2018	-	(20)	-	(13)
Certara L.P.*^	One stop	L + 6.25%	7.25%	12/2018	23,006	22,765	3.1	22,834
Data Innovations LLC	One stop	L + 5.75%	6.75%	05/2019	8,823	8,631	1.2	8,734
Delta Educational Systems*	Senior loan	P + 4.75%	8.00%	12/2016	1,693	1,671	0.2	1,693
Delta Educational Systems(3)	Senior loan	L + 6.00%	N/A (4)	12/2016	-	-	-	-
Encore Rehabilitation Services, LLC(3)	One stop	L + 6.00%	N/A (4)	06/2017	-	(9)	-	-

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
June 30, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Encore Rehabilitation Services, LLC	One stop	L + 6.00%	7.25%	06/2017	5,001	4,920	0.7	5,001
G & H Wire Company, Inc.	Senior loan	P + 4.50%	7.75%	12/2017	179	172	-	179
G & H Wire Company, Inc.*^	Senior loan	L + 5.75%	6.75%	12/2017	12,934	12,786	1.8	12,934
Global Healthcare Exchange, LLC(3)	One stop	L + 9.00%	N/A (4)	03/2020	-	(24)	-	(25)
Global Healthcare Exchange, LLC	One stop	L + 9.00%	10.00%	03/2020	20,087	19,706	2.7	19,886
GSDM Holdings Corp.	Senior loan	L + 4.25%	5.25%	06/2019	629	626	0.1	626
Healogics, Inc.*	Second lien	L + 8.00%	9.25%	02/2020	16,454	16,322	2.3	16,454
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.77%	05/2017	910	902	0.1	819
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.51%	05/2017	3,694	3,643	0.5	3,324
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.50%	05/2017	430	426	0.1	387
IntegraMed America, Inc.(3)	One stop	L + 7.25%	N/A (4)	09/2017	-	(12)	-	(6)
IntegraMed America, Inc.*^	One stop	L + 7.25%	8.50%	09/2017	15,626	15,398	2.1	15,509
Joerns Healthcare, LLC	One stop	L + 5.00%	6.00%	05/2020	9,819	9,722	1.3	9,782
Maverick Healthcare Group, LLC*	Senior loan	L + 5.50%	7.25%	12/2016	1,999	1,971	0.3	1,899
NeuroTherm, Inc.	Senior loan	P + 3.50%	6.75%	02/2016	23	18	-	23
NeuroTherm, Inc.*^	Senior loan	L + 4.50%	5.75%	02/2016	2,183	2,162	0.3	2,183
Northwestern Management Services, LLC(3)	Senior loan	L + 5.25%	N/A (4)	10/2017	-	(10)	-	-
Northwestern Management Services, LLC*	Senior loan	L + 5.25%	6.50%	10/2017	3,976	3,921	0.5	3,976
Northwestern Management Services, LLC	Senior loan	L + 5.25%	6.50%	10/2017	47	43	-	47
Onsite Holding Corp.(3)	One stop	L + 5.25%	N/A (4)	06/2020	-	(44)	-	(25)
Onsite Holding Corp.*^	One stop	L + 5.25%	6.25%	06/2020	26,921	26,686	3.7	26,786
Paradigm Management Services, LLC^	Senior loan	L + 4.50%	5.51%	01/2019	1,920	1,903	0.3	1,920
Pentec Acquisition Sub, Inc.(3)	Senior loan	L + 5.25%	N/A (4)	05/2017	-	(2)	-	-
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.25%	6.50%	05/2018	1,815	1,792	0.2	1,815
Precision Dermatology, Inc.(3)	One stop	L + 6.00%	N/A (4)	09/2018	-	(5)	-	-
Precision Dermatology, Inc.	One stop	L + 6.00%	7.25%	09/2018	9,991	9,907	1.4	10,092
Reliant Pro ReHab, LLC(3)	Senior loan	L + 4.75%	N/A (4)	06/2016	-	(7)	-	-
Reliant Pro ReHab, LLC*^	Senior loan	L + 5.00%	6.00%	06/2017	7,652	7,588	1.1	7,652
Renaissance Pharma (U.S.) Holdings Inc.	Senior loan	P + 3.00%	6.25%	05/2018	97	94	-	97
Renaissance Pharma (U.S.) Holdings Inc.*^	Senior loan	L + 4.00%	5.03%	05/2018	4,259	4,203	0.6	4,259
Southern Anesthesia and Surgical(3)	One stop	L + 5.50%	N/A (4)	11/2017	-	(11)	-	-
Southern Anesthesia and Surgical	One stop	L + 5.50%	6.50%	11/2017	6,027	5,911	0.8	6,027
Southern Anesthesia and Surgical(3)	One stop	L + 5.50%	N/A (4)	11/2017	-	(43)	-	-
Surgical Information Systems, LLC^	Senior loan	L + 3.00%	4.01%	09/2018	2,062	2,057	0.3	2,062
WIL Research Company, Inc.*	Senior loan	L + 4.50%	5.75%	02/2018	778	771	0.1	759
Young Innovations, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	01/2018	-	(3)	-	-
Young Innovations, Inc.*^	Senior loan	L + 4.25%	5.29%	01/2019	5,457	5,423	0.8	5,457
					211,326	208,647	28.8	208,781

Home and Office Furnishings,
Housewares, and Durable Consumer
Plano Molding Company, LLC^	Senior loan	L + 4.25%	5.25%	10/2018	1,997	1,984	0.3	1,997
WII Components, Inc.*	Senior loan	L + 4.75%	6.25%	07/2016	1,513	1,504	0.2	1,513
WII Components, Inc.	Senior loan	P + 3.75%	7.00%	07/2016	10	9	-	10
Zenith Products Corporation	One stop	P + 1.75%	5.00%	09/2013	29	29	-	15
Zenith Products Corporation*	One stop	P + 3.50%	6.75%	09/2013	3,684	3,684	0.3	1,842
					7,233	7,210	0.8	5,377

Insurance
Captive Resources Midco, LLC (3)	One stop	L + 5.00%	N/A (4)	01/2019	-	(16)	-	-
Captive Resources Midco, LLC*^	One stop	L + 5.00%	6.50%	01/2019	20,047	19,859	2.8	20,047
Evolution1, Inc.*	Senior loan	P + 3.75%	7.00%	06/2016	4,461	4,434	0.6	4,461
Evolution1, Inc.	Senior loan	P + 3.75%	7.00%	06/2016	56	54	-	56
					24,564	24,331	3.4	24,564

Investment Funds and Vehicles
Senior Loan Fund LLC (7)(8)	Subordinated debt	L + 8.00%	8.15%	05/2020	29,610	29,610	4.1	29,610

Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	One stop	P + 6.75%	9.76%	11/2018	884	873	0.1	716
Competitor Group, Inc.*	One stop	L + 8.75%	9.00% cash/1.00% PIK	11/2018	12,797	12,634	1.5	11,134
Octane Fitness, LLC(3)	One stop	L + 5.25%	N/A (4)	10/2018	-	(4)	-	-
Octane Fitness, LLC*	One stop	L + 5.25%	6.50%	10/2018	8,096	8,061	1.1	8,096

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
June 30, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Pride Manufacturing Company, LLC*	Senior loan	L + 6.00%	7.75%	11/2015	513	510	0.1	513
Self Esteem Brands, LLC(3)	Senior loan	L + 4.00%	N/A (4)	02/2020	-	(5)	-	(5)
Self Esteem Brands, LLC^	Senior loan	L + 4.00%	5.25%	02/2020	7,707	7,662	1.1	7,659
Starplex Operating, L.L.C.	One stop	L + 7.50%	9.00%	12/2017	958	943	0.1	958
Starplex Operating, L.L.C.*^	One stop	L + 7.50%	9.00%	12/2017	17,170	16,956	2.4	17,170
Titan Fitness, LLC (3)	One stop	L + 6.50%	N/A (4)	09/2019	-	(23)	-	-
Titan Fitness, LLC*	One stop	L + 6.50%	7.75%	09/2019	13,637	13,360	1.9	13,637
Titan Fitness, LLC (3)	One stop	L + 6.50%	N/A (4)	09/2019	-	(23)	-	-
					61,762	60,944	8.3	59,878

Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	One stop	P + 7.75%	11.00%	10/2017	273	264	-	273
Benetech, Inc.*	One stop	L + 9.00%	10.25%	10/2017	5,191	5,149	0.7	5,191
					5,464	5,413	0.7	5,464

Oil and Gas
Drilling Info, Inc.(3)(5)	One stop	L + 5.00%	N/A (4)	06/2018	-	(1)	-	-
Drilling Info, Inc.^(5)	One stop	L + 5.00%	6.00%	06/2018	1,342	1,331	0.2	1,342
Drilling Info, Inc.(3)(5)	One stop	L + 5.00%	N/A (4)	06/2018	-	(4)	-	-
					1,342	1,326	0.2	1,342

Personal and Non-Durable Consumer Products
Hygenic Corporation, The	Senior loan	P + 3.75%	6.80%	10/2017	153	150	-	153
Hygenic Corporation, The*^	Senior loan	L + 4.75%	6.00%	10/2018	4,549	4,502	0.6	4,549
Massage Envy, LLC(3)	One stop	L + 7.25%	N/A (4)	09/2018	-	(13)	-	-
Massage Envy, LLC*	One stop	L + 7.25%	8.50%	09/2018	15,999	15,718	2.2	15,999
Rug Doctor LLC	Senior loan	L + 5.25%	6.25%	12/2016	465	454	0.1	465
Rug Doctor LLC*	Senior loan	L + 5.25%	6.25%	12/2016	5,435	5,390	0.7	5,435
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	6.25%	12/2017	4,843	4,800	0.7	4,843
Team Technologies Acquisition Company(3)	Senior loan	P + 3.75%	7.00%	12/2017	-	(2)	-	-
					31,444	30,999	4.3	31,444

Personal, Food and Miscellaneous Services
Affordable Care Inc.(3)	Senior loan	L + 4.75%	N/A (4)	12/2017	-	(2)	-	-
Affordable Care Inc.^	Senior loan	L + 4.75%	6.00%	12/2018	3,356	3,331	0.5	3,356
El Pollo Loco Inc^	Senior loan	L + 4.25%	5.25%	10/2018	5,162	5,117	0.7	5,201
Focus Brands Inc.	Second lien	L + 9.00%	10.25%	08/2018	11,195	11,085	1.6	11,404
National Veterinary Associates, Inc.	Senior loan	L + 5.00%	6.25%	12/2017	72	71	-	72
National Veterinary Associates, Inc.^	Senior loan	L + 5.00%	6.25%	12/2017	5,976	5,940	0.8	5,976
National Veterinary Associates, Inc.^	Senior loan	L + 5.00%	6.25%	12/2017	1,671	1,661	0.2	1,671
PMI Holdings, Inc.(3)	One stop	L + 4.50%	N/A (4)	10/2018	-	(9)	-	-
PMI Holdings, Inc.*^	One stop	L + 4.50%	5.50%	10/2018	22,366	22,272	3.1	22,366
Vetcor Merger Sub LLC	One stop	L + 6.50%	7.75%	12/2017	199	193	-	199
Vetcor Merger Sub LLC*^	One stop	L + 6.50%	7.75%	12/2017	5,870	5,824	0.8	5,870
Vetcor Merger Sub LLC(3)	One stop	L + 6.50%	N/A (4)	12/2017	-	(7)	-	-
Vetcor Merger Sub LLC^	One stop	L + 6.50%	7.75%	12/2017	373	373	0.1	373
Vetcor Merger Sub LLC^	One stop	L + 6.50%	7.75%	12/2017	575	575	0.1	575
Vetcor Merger Sub LLC^	One stop	L + 6.50%	7.75%	12/2017	385	385	0.1	385
					57,200	56,809	8.0	57,448

Printing and Publishing
Market Track, LLC(3)	One stop	L + 6.00%	N/A (4)	10/2019	-	(19)	-	-
Market Track, LLC*^	One stop	L + 6.00%	7.25%	10/2019	29,344	29,084	4.0	29,344
Market Track, LLC(3)	One stop	L + 6.00%	N/A (4)	10/2019	-	(19)	-	-
					29,344	29,046	4.0	29,344

Retail Stores
Benihana, Inc.	One stop	P + 4.25%	7.50%	07/2018	274	238	-	274
Benihana, Inc.*^	One stop	L + 5.50%	6.75%	01/2019	14,000	13,637	1.9	14,000
Boot Barn, Inc.*^	One stop	L + 5.75%	7.00%	05/2019	24,491	24,188	3.4	24,491
Boot Barn, Inc.*	One stop	L + 5.75%	7.00%	05/2019	7,745	7,672	1.1	7,669
Capital Vision Services, LLC(3)	One stop	L + 7.25%	N/A (4)	12/2017	-	(10)	-	-
Capital Vision Services, LLC*^	One stop	L + 7.25%	8.50%	12/2017	15,440	15,294	2.1	15,440
Capital Vision Services, LLC^	One stop	L + 7.25%	8.50%	12/2017	1,238	1,225	0.2	1,238
Capital Vision Services, LLC	One stop	L + 7.25%	8.50%	12/2017	731	725	0.1	731
DTLR, Inc.*^	One stop	L + 8.00%	11.00%	12/2015	16,108	16,025	2.2	16,108
Express Oil Change, LLC	Senior loan	L + 4.75%	6.17%	12/2017	64	62	-	64

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
June 30, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Express Oil Change, LLC*	Senior loan	P + 3.50%	6.75%	12/2017	1,747	1,735	0.2	1,747
Express Oil Change, LLC	Senior loan	P + 3.50%	6.75%	12/2017	112	111	-	112
Floor & Decor Outlets of America, Inc.*^	One stop	L + 6.50%	7.75%	05/2019	11,272	11,158	1.6	11,272
Marshall Retail Group, LLC, The(3)	Senior loan	L + 6.00%	N/A (4)	10/2016	-	(9)	-	-
Marshall Retail Group, LLC, The*^	Senior loan	L + 6.00%	7.50%	10/2016	9,105	9,012	1.3	9,105
Paper Source, Inc.(3)	One stop	L + 6.25%	N/A (4)	09/2018	-	(11)	-	-
Paper Source, Inc.*^	One stop	L + 6.25%	7.25%	09/2018	12,607	12,501	1.7	12,607
Restaurant Holding Company, LLC	Senior loan	L + 7.75%	8.75%	02/2019	4,989	4,942	0.7	4,970
Rubio's Restaurants, Inc*^	Senior loan	L + 4.75%	6.00%	11/2018	9,400	9,393	1.3	9,400
Sneaker Villa, Inc.	One stop	P + 7.00%	11.50%	12/2017	251	238	-	251
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	4,462	4,384	0.6	4,462
Sneaker Villa, Inc.^	One stop	L + 8.50%	10.00%	12/2017	627	620	0.1	627
Sneaker Villa, Inc.^	One stop	L + 8.50%	10.00%	12/2017	1,245	1,234	0.2	1,245
Sneaker Villa, Inc.(3)	One stop	L + 8.50%	N/A (4)	12/2017	-	(11)	-	-
Specialty Catalog Corp.(3)	One stop	L + 6.00%	N/A (4)	07/2017	-	(5)	-	-
Specialty Catalog Corp.	One stop	L + 6.00%	7.50%	07/2017	4,711	4,672	0.6	4,711
Vision Source L.P.(3)	One stop	L + 5.00%	N/A (4)	04/2016	-	(7)	-	-
Vision Source L.P.*^	One stop	L + 5.00%	6.00%	04/2016	16,957	16,853	2.3	16,957
					157,576	155,866	21.6	157,481

Telecommunications
Arise Virtual Solutions, Inc.(3)	One stop	L + 6.00%	N/A (4)	12/2018	-	(12)	-	-
Arise Virtual Solutions, Inc.*^	One stop	L + 6.00%	7.25%	12/2018	13,958	13,833	1.9	13,958
Hosting.com Inc.	Senior loan	P + 3.25%	6.50%	12/2017	7	5	-	7
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	12/2017	873	862	0.1	873
ITC Global, Inc. (3)	One stop	L + 6.75%	N/A (4)	07/2018	-	(13)	-	-
ITC Global, Inc.*	One stop	L + 6.75%	7.75%	07/2018	8,410	8,334	1.2	8,410
ITC Global, Inc.^	One stop	L + 6.75%	7.75%	07/2018	1,434	1,421	0.2	1,434
					24,682	24,430	3.4	24,682

Textile and Leather
5.11, Inc.*^	Senior loan	L + 5.00%	6.00%	02/2020	1,033	1,029	0.1	1,036
Southern Tide, LLC (3)	One stop	L + 6.75%	N/A (4)	06/2019	-	(9)	-	(9)
Southern Tide, LLC^	One stop	L + 6.75%	7.75%	06/2019	4,106	4,065	0.6	4,065
					5,139	5,085	0.7	5,092

Utilities
PowerPlan Consultants, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	10/2018	-	(1)	-	-
PowerPlan Consultants, Inc.*^	Senior loan	L + 4.25%	5.30%	10/2019	3,837	3,790	0.5	3,837
					3,837	3,789	0.5	3,837

Total debt investments United States					$1,290,326	$1,273,916	175.6%	$1,276,361

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
June 30, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Equity Investments (9)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.2%	$1,506
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	-	3
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	670	0.1	409
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	80
						2,471	0.3	1,998
Automobile
ABRA, Inc	LLC interest	N/A	N/A	N/A	208	352	0.6	4,175
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	-	26	-	42
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	-	-	-	12
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	-	4	-	95
						382	0.6	4,324
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	57	746	0.1	827
C. J. Foods, Inc.	Common stock	N/A	N/A	N/A	157	157	-	157
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	8	816	0.1	879
Goode Seed Co-Invest, LLC	LLC units	N/A	N/A	N/A	356	356	0.1	411
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	440
Northern Brewer, LLC	LLC interest	N/A	N/A	N/A	438	362	-	37
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	-	139
						3,178	0.4	2,890

Containers, Packaging and Glass		N/A	N/A	N/A
Packaging Coordinators, Inc.	LLC interest	N/A	N/A	N/A	48	1,563	0.4	2,641

Diversified Conglomerate Manufacturing		N/A	N/A	N/A
ICCN Acquisition Corp.	Preferred stock	N/A	N/A	N/A	-	162	-	162
ICCN Acquisition Corp.	Common stock	N/A	N/A	N/A	-	-	-	-
Oasis Outsourcing Holdings, Inc.	LLC interest	N/A	N/A	N/A	1,088	860	0.2	1,719
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	-	160	-	4
TIDI Products, LLC	LLC units	N/A	N/A	N/A	315	158	-	263
		N/A	N/A	N/A		1,340	0.2	2,148

Diversified Conglomerate Service
Daxko, LLC	LLC units	N/A	N/A	N/A	219	219	-	219
Document Technologies, LLC	LLC interest	N/A	N/A	N/A	24	490	0.1	909
Marathon Data Operating Co., LLC	Preferred stock	N/A	N/A	N/A	1	264	0.1	305
Marathon Data Operating Co., LLC	Common stock	N/A	N/A	N/A	1	264	0.1	309
Navex Global, Inc.	LP interest	N/A	N/A	N/A	-	666	0.1	798
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	-	-
PC Helps Support, LLC	Preferred stock	N/A	N/A	N/A	-	61	-	70
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	263	-	225
		N/A	N/A	N/A		2,234	0.4	2,835
Electronics		N/A	N/A	N/A
ECI Acquisition Holdings, Inc.	Common stock	N/A	N/A	N/A	9	873	0.1	873
		N/A	N/A	N/A
Grocery		N/A	N/A	N/A
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,315	1,322	0.2	1,322
		N/A	N/A	N/A
Healthcare, Education and Childcare		N/A	N/A	N/A
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	0.1	769
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	0.1	901
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	741	-	35
Certara L.P.	LP interest	N/A	N/A	N/A	-	635	0.1	635
Dialysis Newco, Inc.	LLC units	N/A	N/A	N/A	871	-	0.1	1,027
Encore Rehabilitation Services, LLC	LLC interest	N/A	N/A	N/A	270	270	0.1	548
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	-	102	-	127
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	-	4	-	4
Global Healthcare Exchange, LLC	Preferred stock	N/A	N/A	N/A	-	398	0.1	398
Healogics, Inc.	Preferred stock	N/A	N/A	N/A	695	799	0.2	1,557

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
June 30, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	-	38	-	1
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	634	0.1	794
NeuroTherm, Inc.	Common stock	N/A	N/A	N/A	1	569	0.2	1,462
Northwestern Management Services, LLC	Common stock	N/A	N/A	N/A	3	3	-	76
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	-	249	0.1	279
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	-	98
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	183	0.1	427
Southern Anesthesia and Surgical	Common stock	N/A	N/A	N/A	487	487	0.1	613
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	554
Young Innovations, Inc.	Preferred stock	N/A	N/A	N/A	-	236	-	244
		N/A	N/A	N/A		6,774	1.5	10,549
Home and Office Furnishings,		N/A	N/A	N/A
Housewares, and Durable Consumer		N/A	N/A	N/A
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	35	-	166
		N/A	N/A	N/A
Insurance		N/A	N/A	N/A
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	86	-	172
		N/A	N/A	N/A
Investment Funds and Vehicles		N/A	N/A	N/A
Senior Loan Fund LLC (7)(8)	LLC interest	N/A	N/A	N/A	4,230	4,230	0.7	4,787
		N/A	N/A	N/A
Leisure, Amusement, Motion Pictures		N/A	N/A	N/A
and Entertainment		N/A	N/A	N/A
Competitor Group, Inc.	LLC interest	N/A	N/A	N/A	708	713	-	43
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	712
Starplex Operating, L.L.C.	Common stock	N/A	N/A	N/A	1	183	-	208
Titan Fitness, LLC	Common stock	N/A	N/A	N/A	6	583	0.1	650
						2,191	0.2	1,613
Personal and Non-Durable Consumer Products
Hygenic Corporation, The	LP interest	N/A	N/A	N/A	1	61	-	96
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	749
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	-	148	-	225
						958	0.1	1,070
Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	271	-	0.1	687

Printing and Publishing		N/A	N/A	N/A
Market Track, LLC	Preferred stock	N/A	N/A	N/A	-	145	-	174
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	-	239
						290	-	413
Retail Stores
Barcelona Restaurants, LLC(8)(10)	LP interest	N/A	N/A	N/A	1,996	1,996	0.4	2,877
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	747
Capital Vision Services, LLC	LLC interest	N/A	N/A	N/A	402	17	0.1	520
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	-	66
Paper Source, Inc.	LLC interest	N/A	N/A	N/A	8	1,387	0.2	1,417
PetPeople Enterprises, LLC	LP interest	N/A	N/A	N/A	889	889	0.1	889
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.2	1,388
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	511
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	936	0.2	1,124
Vision Source L.P.	Common stock	N/A	N/A	N/A	-	-	-	-
						7,361	1.4	9,539
Telecommunications
ITC Global, Inc.	Preferred stock	N/A	N/A	N/A	17	311	0.1	311

Textiles and Leather
Southern Tide, LLC	LLC interest	N/A	N/A	N/A	2	191	-	191

Total equity investments United States						35,790	6.7%	48,529

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (Continued)
June 30, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Total United States						1,309,706	182.3%	1,324,890

Total Investments						$1,309,706	182.3%	$1,324,890

Cash, Restricted Cash and Cash Equivalents
Cash and Restricted Cash						$93,117	12.8%	$93,117
US Bank Money Market Account (cusip 9AMMF05B2)						28,093	3.9	28,093
Total Cash, Restricted Cash and Cash Equivalents						$121,210	16.7	$121,210

Total Investments and Cash, Restricted Cash and Cash Equivalents						$1,430,916	199.0	$1,446,100

*	Denotes that all or a portion of the loan secures the notes offered in the 2010 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at June 30, 2014. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at June 30, 2014.
(3)	The negative fair value is the result of the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	The entire commitment was unfunded at June 30, 2014. As such, no interest is being earned on this investment.
(5)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire one stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(6)	Loan was on non-accrual status as of June 30, 2014, meaning that the Company has ceased recognizing interest income on the loan.
(7)	As defined in the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the nine months ended June 30, 2014 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(8)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(9)	Non-income producing securities.
(10)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the financial statements for transactions during the nine months ended June 30, 2014 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).

See Notes to Consolidated Financial Statements

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
September 30, 2013 658,236
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

Golub Capital BDC, Inc. (“GBDC” and, collectively with its subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company. GBDC has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, for U.S. federal income tax purposes, GBDC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s investment strategy is to invest in senior secured, one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans, warrants and equity securities of middle market companies that are, in most cases, sponsored by private equity investors. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

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

Fair value of financial instruments: The Company applies fair value to all of its financial instruments in accordance with Accounting Standards Codification (“ASC”) Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Assets related to transactions that do not meet ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”) requirements for accounting sale treatment are reflected in the Company’s consolidated statements of financial condition as investments. Those assets are owned by special purpose entities, including Golub Capital BDC 2010-1 LLC ("2010 Issuer"), Golub Capital BDC CLO 2014 LLC (“2014 Issuer”), Golub Capital BDC Funding LLC ("Funding") and Golub Capital BDC Revolver Funding, LLC (“Revolver Funding”), that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

Cash and cash equivalents: Cash and cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Restricted cash and cash equivalents: Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash is held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. In addition, restricted cash and cash equivalents include amounts held within the Company’s small business investment companies (“SBICs”). The amounts held within the SBICs are generally restricted to the originations of new loans from the SBICs and the payment of U.S. Small Business Administration (“SBA”) debentures and related interest expense.

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. For the three and nine months ended June 30, 2014, the Company earned interest of $26,035 and $75,491, respectively. For the three and nine months ended June 30, 2013, the Company earned interest of $20,608 and $56,802, respectively. As of June 30, 2014 and September 30, 2013, the Company had interest receivable of $5,222 and $4,316, respectively.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2014, interest income included $1,873 and $5,520, respectively, of accretion of discounts. For the three and nine months ended June 30, 2013, interest income included $1,639 and $6,104, respectively, of accretion of discounts. For the three and nine months ended June 30, 2014, the Company received loan origination fees of

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

$2,205 and $7,695, respectively. For the three and nine months ended June 30, 2013, the Company received loan origination fees of $3,380 and $7,848 respectively. These loan origination fees are capitalized and amortized over the life of the loan as interest income.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2014, the Company recorded PIK income of $497 and $1,246, respectively, and received PIK payments in cash of $144 and $2,051, respectively. For the three and nine months ended June 30, 2013, the Company recorded PIK income of $386 and $1,476, respectively, and received PIK payments in cash of $59 and $906, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three and nine months ended June 30, 2014, fee income included $950 and $1,950 of prepayment premiums, respectively. For the three and nine months ended June 30, 2013, fee income included $437 and $1,705 of prepayment premiums, respectively.

For the three and nine months ended June 30, 2014, the Company received interest and fees in cash, which excludes capitalized loan origination fees, in the amounts of $24,223 and $71,193, respectively. For the three and nine months ended June 30, 2013, the Company received interest and fees in cash, which excludes capitalized loan origination fees, in the amounts of $17,979 and $50,843, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended June 30, 2014, the Company recorded dividend income of $952 and $1,230, respectively, and return of capital distributions of $2,095 and $4,393, respectively. For the three and nine months ended June 30, 2013, the Company recorded dividend income of $1,081 and $1,827, respectively, and return of capital distributions of zero and $668, respectively.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issued discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

principal and interest is paid and, in management’s judgment, are likely to remain current. The total fair value of non-accrual loans was $215 and $665 as of June 30, 2014 and September 30, 2013, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that it’s estimated current year annual taxable income, determined on a calendar basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2014 and 2013, no amount was recorded for U.S. federal excise tax.

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

Deferred financing costs: Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2014 and September 30, 2013, the Company had deferred financing costs of $10,514 and $7,742, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three and nine months ended June 30, 2014 was $1,127 and $2,026, respectively. Amortization expense for the three and nine months ended June 30, 2013 was $360 and $1,444, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of June 30, 2014 and September 30, 2013, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $220 and $0, respectively.

Recently adopted accounting pronouncements: In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interests in investment companies to be measured at fair value and requiring certain additional disclosures. On January 1, 2014, the Company adopted ASU 2013-08 and the required disclosures, which did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

For the three and nine months ended June 30, 2014, the Income Incentive Fee incurred was $1,607 and $6,295, respectively. For the three and nine months ended June 30, 2013, the Income Incentive Fee incurred was $2,785 and $7,647, respectively.

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

The Capital Gain Incentive Fee equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date), which commenced with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. On August 5, 2014, the Company amended the Investment Advisory Agreement, effective as of June 30, 2014, to provide that the Capital Gain Incentive Fee Base is reduced by the amount of any unamortized deferred financing costs, if and to the degree that such costs exceed unrealized capital appreciation. The Company’s “Capital Gain Incentive Fee Base” equals (1) the sum of (i) realized capital gains, if any, on a cumulative positive basis from the date the Company elected to become a BDC through the end of each calendar year, (ii) all realized capital losses on a cumulative basis, (iii) all unrealized capital depreciation on a cumulative basis less (2) all unamortized deferred financing costs, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

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

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the three and nine months ended June 30, 2014 was $0.  However, in accordance with GAAP, the Company is required to accrue for the Capital Gain Incentive Fee on a quarterly basis and is further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain Incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods.  If such amount is negative, then there is no accrual for such period.  The resulting accrual under GAAP for any capital gain incentive fee payable in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period.  There can be no assurance that such unrealized capital appreciation will be realized in the future.  Since inception through June 30, 2014, the Company has not made any Capital Gain Incentive Fee payments.  For the three and nine months ended June 30, 2014 and 2013, the Company did not accrue a capital gain incentive fee payable under GAAP.

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

Included in accounts payable and accrued expenses is $655 and $752 as of June 30, 2014 and September 30, 2013, respectively, for accrued allocated shared services under the Administration Agreement. The administrative service fee expense under the Administration Agreement for the three and nine months ended June 30, 2014 was $655 and $1,979, respectively. The administrative service fee expense under the Administration Agreement for the three and nine months ended June 30, 2013 was $715 and $1,873, respectively.

Other related party transactions: The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies and rating agency fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2014 were zero and $801, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2013 were zero and $279, respectively.

As of June 30, 2014 and September 30, 2013, included in accounts payable and accrued expenses were $587 and $323, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

Note 4.	Investments

Investments as of June 30, 2014 and September 30, 2013 consisted of the following:

	As of June 30, 2014			As of September 30, 2013
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$294,416	$291,329	$289,390	$301,613	$297,808	$296,158
One stop	876,141	864,374	866,413	558,140	549,855	554,523
Second lien	86,575	85,040	86,784	113,098	111,701	112,873
Subordinated debt	3,584	3,563	4,164	24,596	24,375	22,552
Investment in SLF (1), (3)	29,610	29,610	29,610	4,140	4,140	4,066
Investment in SLF (2) , (3)	N/A	4,230	4,787	N/A	591	768
Equity	N/A	31,560	43,742	N/A	29,491	33,705
Total	$1,290,326	$1,309,706	$1,324,890	$1,001,587	$1,017,961	$1,024,645

(1)	Amount presented represents the Company's investment in SLF subordinated notes.

(2)	Amount presented represents the Company's investment in SLF LLC equity interests.

(3)	SLF's proceeds from the subordinated notes and LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The Company has invested in portfolio companies located in the United States and in Canada. The following tables show the portfolio composition by geographic region at cost and fair value as a percentage of total investments in portfolio companies as of June 30, 2014 and September 30, 2013. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of June 30, 2014		As of September 30, 2013
Cost:
United States
Mid-Atlantic	$231,388	17.7%	$119,950	11.8%
Midwest	354,749	27.1	298,567	29.3
Northeast	75,204	5.7	68,319	6.7
Southeast	274,610	20.9	261,948	25.7
Southwest	116,160	8.9	94,301	9.3
West	257,595	19.7	172,066	16.9
Canada	-	-	2,810	0.3
Total	$1,309,706	100.0%	$1,017,961	100.0%

Fair Value:
United States
Mid-Atlantic	$227,111	17.1%	$118,237	11.6%
Midwest	362,650	27.4	302,154	29.5
Northeast	77,652	5.9	69,647	6.8
Southeast	281,437	21.2	266,831	26.0
Southwest	117,831	8.9	95,608	9.3
West	258,209	19.5	172,168	16.8
Canada	-	-	-	-
Total	$1,324,890	100.0%	$1,024,645	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The industry compositions of the portfolio at cost and fair value were as follows:

	As of June 30, 2014		As of September 30, 2013
Cost:
Aerospace and Defense	$47,597	3.6%	$14,789	1.5%
Automobile	61,065	4.7	44,048	4.4
Banking	17,281	1.3	1,288	0.2
Beverage, Food and Tobacco	121,863	9.3	110,138	10.8
Buildings and Real Estate	749	0.1	3,338	0.3
Cargo Transport	1,945	0.1	1,950	0.2
Chemicals, Plastics and Rubber	-	-	6,622	0.7
Containers, Packaging and Glass	48,700	3.7	40,729	4.0
Diversified Conglomerate Manufacturing	64,358	4.9	59,445	5.8
Diversified Conglomerate Service	151,963	11.6	143,850	14.1
Electronics	93,229	7.1	60,428	5.9
Farming and Agriculture	3,663	0.3	3,798	0.4
Finance	13,313	1.0	22,591	2.2
Grocery	18,048	1.4	18,063	1.8
Healthcare, Education and Childcare	215,421	16.4	152,778	15.0
Home and Office Furnishings, Housewares and Durable Consumer	7,245	0.6	5,437	0.5
Insurance	24,417	1.9	10,568	1.0
Investment Funds and Vehicles	33,840	2.6	4,731	0.5
Leisure, Amusement, Motion Pictures and Entertainment	63,135	4.8	62,057	6.1
Mining, Steel, Iron and Non-Precious Metals	5,413	0.4	5,479	0.5
Oil and Gas	1,326	0.1	1,349	0.1
Personal and Non-Durable Consumer Products	31,957	2.4	24,208	2.4
Personal, Food and Miscellaneous Services	-	-	31,742	3.1
Personal Transportation	56,809	4.3	17,006	1.7
Printing and Publishing	29,336	2.3	3,359	0.3
Retail Stores	163,227	12.5	153,198	15.0
Telecommunications	24,741	1.9	10,802	1.1
Textiles and Leather	5,276	0.4	-	-
Utilities	3,789	0.3	4,170	0.4
Total	$1,309,706	100.0%	$1,017,961	100.0%

	As of June 30, 2014		As of September 30, 2013
Fair Value:
Aerospace and Defense	$45,856	3.5%	$14,707	1.4%
Automobile	65,234	4.9	45,737	4.4
Banking	17,245	1.3	62	-
Beverage, Food and Tobacco	122,377	9.2	112,755	11.0
Buildings and Real Estate	758	0.1	2,202	0.2
Cargo Transport	1,979	0.1	2,003	0.2
Chemicals, Plastics and Rubber	-	-	6,772	0.7
Containers, Packaging and Glass	50,619	3.8	41,015	4.0
Diversified Conglomerate Manufacturing	65,530	4.9	60,488	5.9
Diversified Conglomerate Service	154,346	11.6	145,162	14.2
Electronics	94,389	7.1	61,103	6.0
Farming and Agriculture	3,691	0.3	3,838	0.4
Finance	10,750	0.8	20,976	2.0
Grocery	18,274	1.4	18,154	1.8
Healthcare, Education and Childcare	219,330	16.6	155,426	15.2
Home and Office Furnishings, Housewares and Durable Consumer	5,543	0.4	4,746	0.5
Insurance	24,736	1.9	10,713	1.0
Investment Funds and Vehicles	34,397	2.6	4,834	0.5
Leisure, Amusement, Motion Pictures and Entertainment	61,491	4.6	58,314	5.7
Mining, Steel, Iron and Non-Precious Metals	5,464	0.4	5,506	0.5
Oil and Gas	1,342	0.1	1,348	0.1
Personal and Non-Durable Consumer Products	32,514	2.5	24,646	2.4
Personal, Food and Miscellaneous Services	687	0.1	32,288	3.2
Personal Transportation	57,448	4.3	17,488	1.7
Printing and Publishing	29,757	2.3	3,456	0.3
Retail Stores	167,020	12.6	155,860	15.2
Telecommunications	24,993	1.9	10,828	1.1
Textiles and Leather	5,283	0.4	-	-
Utilities	3,837	0.3	4,218	0.4
Total	$1,324,890	100.0%	$1,024,645	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Senior Loan Fund:

Effective May 31, 2013, the Company entered an agreement to co-invest with United Insurance Company of America (“United Insurance”) through SLF, an unconsolidated Delaware LLC whose purpose is to primarily invest in senior secured loans of middle market companies. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of one representative of each of the Company and United Insurance (with approval of each representative required). SLF is capitalized with subordinated notes and LLC equity interest subscriptions from the Company and United Insurance. As of June 30, 2014, the Company and United Insurance owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests. Additionally, SLF has entered into a $100,000 senior secured revolving credit facility (“SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly owned subsidiary Senior Loan Fund II LLC (“SLF II”). As of June 30, 2014, SLF had subordinated note commitments from the Company and United Insurance totaling $100,000, of which approximately $33,840 and $4,732 in aggregate principal amount was funded at June 30, 2014 and September 30, 2013, respectively. As of June 30, 2014, SLF had LLC equity interest subscriptions from the Company and United Insurance totaling $25,000, of which approximately $4,834 and $676 in aggregate was called and contributed as of June 30, 2014 and September 30, 2013, respectively.

As of June 30, 2014 and September 30, 2013, SLF had total assets at fair value of $106,866 and $13,821, respectively. As of June 30, 2014 and September 30, 2013, SLF’s portfolio was comprised of first lien senior secured loans to 31 and four different borrowers, respectively. As of June 30, 2014 and September 30, 2013, none of these loans was on non-accrual status. The portfolio companies in SLF are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of June 30, 2014 and September 30, 2013, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $9,850 and $2,688, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of June 30, 2014 and September 30, 2013:

	As of June 30, 2014	As of September 30, 2013
Senior secured loans (1)	$103,860	$13,677
Weighted average current interest rate on senior secured loans (2)	5.2%	5.9%
Number of borrowers in SLF	31	4
Largest loan to a single borrower (1)	$8,250	$8,313
Total of five largest loans to borrowers (1)	$31,469	$13,620

(1)	At principal/par amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal/par amount.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

SLF Loan Portfolio as of June 30, 2014
				Current
			Maturity	Interest		Principal/Par	Fair
Portfolio Company	Business Description	Investment Type	Date	Rate (1)		Amount	Value (2)
5.11, Inc. (3)	Textiles and Leather	Senior Loan	02/2020	6.0%		$3,298	$3,306
ACTIVE Network, Inc.	Electronics	Senior Loan	11/2020	5.5		1,990	1,984
ARG IH Corporation (3)	Beverage, Food and Tobacco	Senior Loan	11/2020	5.0		2,156	2,172
Atrium Innovations	Personal and Non Durable Consumer Products	Senior Loan	02/2021	4.3		3,565	3,542
BJ's Wholesale Club, Inc.	Retail Stores	Senior Loan	09/2019	4.5		2,992	3,000
Blue Coat Systems, Inc.	Electronics	Senior Loan	05/2019	4.0		1,995	1,999
BMC Software, Inc.	Electronics	Senior Loan	09/2020	5.0		1,990	1,990
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.0		8,250	8,263
Connect Merger Sub, Inc.	Telecommunications	Senior Loan	04/2020	4.8		3,985	4,006
Dell, Inc.	Electronics	Senior Loan	04/2020	4.5		1,990	2,003
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior Loan	04/2021	4.8		2,500	2,508
Diversified Foodservice Supply, Inc. (3)	Beverage, Food and Tobacco	Senior Loan	12/2018	6.0		4,240	4,240
Diversified Foodservice Supply, Inc. (3)	Beverage, Food and Tobacco	Senior Loan	12/2018	7.0		88	88
El Pollo Loco Inc. (3)	Personal, Food and Miscellaneous Services	Senior Loan	10/2018	5.3		4,752	4,788
Federal-Mogul Corporation	Automobile	Senior Loan	04/2021	4.8		4,000	4,010
GSDM Holdings Corp. (3)	Healthcare, Education and Childcare	Senior Loan	06/2019	5.3		1,804	1,795
Nuveen Investments, Inc.	Finance	Senior Loan	05/2017	4.1		3,000	3,009
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8		2,063	2,063
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8		468	468
Paradigm Management Services, LLC (3)	Healthcare, Education and Childcare	Senior Loan	01/2019	5.5		6,279	6,279
Payless ShoeSource, Inc.	Retail Stores	Senior Loan	03/2021	5.0		2,000	2,009
Plano Molding Company, LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	10/2018	5.3		1,838	1,838
Print Payroll Services, LLC	Diversified Conglomerate Service	Senior Loan	06/2019	5.5		2,390	2,378
Print Payroll Services, LLC	Diversified Conglomerate Service	Senior Loan	06/2019	3.2		568	565
Print Payroll Services, LLC (4)	Diversified Conglomerate Service	Senior Loan	06/2019	N/A	(5)	-	(6)
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3		5,003	5,003
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3		428	428
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior Loan	10/2020	4.3		3,985	3,948
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	5.3		6,531	6,490
Self Esteem Brands, LLC (3) (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	N/A	(5)	-	(4)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior Loan	05/2018	5.5		973	973
Syncsort Incorporated (3)	Electronics	Senior Loan	03/2019	5.8		4,978	4,929
Syncsort Incorporated (3) (4)	Electronics	Senior Loan	03/2019	N/A	(5)	-	(11)
Syncsort Incorporated (3) (4)	Electronics	Senior Loan	03/2019	N/A	(5)	-	(3)
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior Loan	10/2019	5.3		2,446	2,446
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior Loan	07/2018	5.8		1,432	1,432
Tectum Holdings, Inc. (3)	Automobile	Senior Loan	09/2018	5.3		2,790	2,790
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		3,470	3,470
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	6.8		465	465
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		166	166
W3 Co.	Oil and Gas	Senior Loan	03/2020	5.8		2,992	2,951
						$103,860	$103,770

(1)	Represents the weighted average annual current interest rate as of June 30, 2014. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at June 30, 2014. As such, no interest is being earned on this investment.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

SLF Loan Portfolio as of September 30, 2013
				Current
Portfolio			Maturity	Interest		Principal/Par	Fair
Company	Business Description	Investment Type	Date	Rate (1)		Amount	Value (2)
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.8%		$8,313	$8,365
SoftWriters, Inc.	Diversified Conglomerate Service	Senior Loan	09/2018	6.5		1,578	1,559
SoftWriters, Inc. (3)	Diversified Conglomerate Service	Senior Loan	09/2018	N/A	(4)	-	(8)
SoftWriters, Inc. (3)	Diversified Conglomerate Service	Senior Loan	09/2018	N/A	(4)	-	(3)
Take 5 Oil Change, L.L.C. (4)	Automobile	Senior Loan	07/2018	6.3		1,445	1,434
Take 5 Oil Change, L.L.C. (4)	Automobile	Senior Loan	07/2018	6.3		57	55
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.5		2,218	2,206
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.5		66	63
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	N/A	(3)	-	(5)
						$13,677	$13,666

(1)	Represents the weighted average annual current interest rate as of September 30, 2013. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	The negative fair value is the result of the unfunded commitment being valued below par.

(4)	The entire commitment was unfunded at September 30, 2013. As such, no interest is being earned on this investment.

(5)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

The Company has committed to fund $87,500 of subordinated notes and $21,875 of LLC equity interest subscriptions to SLF. The amortized cost and fair value of the subordinated notes held by the Company was $29,610 and $29,610, respectively, as of June 30, 2014, and $4,140 and $4,066, respectively, as of September 30, 2013. As of June 30, 2014, the subordinated notes pay a weighted average interest rate of three-month London Interbank Offered Rate (“LIBOR”) plus 8.0%, which increased from three-month LIBOR plus 4.0% subsequent to closing the SLF Credit Facility. For the three and nine months ended June 30, 2014, the Company earned interest income on the subordinated notes of $594 and $1,331, respectively. The Company did not hold any subordinated notes during the three and nine months ended June 30, 2013, as SLF was formed in May 2013 and commenced operations in July 2013.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Below is certain summarized financial information for SLF as of June 30, 2014 and September 30, 2013 and for the three and nine months ended June 30, 2014 and 2013:

	As of June 30, 2014	As of September 30, 2013
Selected Balance Sheet Information, at fair value
Investments in loans receivable, net of discount for loan origination fees	$103,770	$13,666
Cash and other assets	3,096	155
Total assets	$106,866	$13,821

Senior credit facility	$66,350	$-
Payable for open trades	-	8,259
Other liabilities	1,205	37
Total liabilities	67,555	8,296
Subordinated notes and members' equity	39,311	5,525
Total liabilities and net assets	$106,866	$13,821

	Three months ended June 30,			Nine months ended June 30,
	2014	2013		2014	2013
Selected Statement of Operations Information:
Total revenues	$1,277	NA	(1)	$2,390	NA	(1)
Total expenses	$1,157	NA	(1)	$2,198	NA	(1)
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	$114	NA	(1)	$241	NA	(1)
Net increase in net assets	$234	NA	(1)	$433	NA	(1)

(1)	SLF was formed in May 2013 and commenced operations in July 2013.

Note 5.	Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is a company in which the Company owns more than 25% of its voting securities. Transactions related to our investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2014 were as follows:

Portfolio	Fair value at	Purchases	Redemptions	Sales	Discount	Net realized	Net unrealized	Fair value at	Interest and	Dividend
Company	September 30, 2013	(cost)	(cost)	(cost)	accretion	gains / (losses)	gains / (losses)	June 30, 2014	fee income	income
Controlled Affiliates
Senior Loan Fund LLC *	$4,834	$39,609	$(10,500)	$-	$-	$-	$454	$34,397	$1,331	$-
Non-Controlled Affiliates
Barcelona Restaurants, LLC	8,225	-	(5,707)	-	87	-	272	2,877	309	-
Total Controlled and Non-Controlled Affiliates	$13,059	$39,609	$(16,207)	$-	$87	$-	$726	$37,274	$1,640	$-

*	Together with United Insurance, the Company co-invests through SLF. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of representatives of the Company and United Insurance (with approval from a representative of each required). Therefore, although the Company owns more than 25% of the voting securities of SLF (even though these "voting securities" do not afford the Company the right to elect directors of SLF or any other special rights), the Company does not believe that it has control over SLF for purposes of the 1940 Act or otherwise.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 6.	Fair Value Measurements

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2014 and 2013. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2014 and September 30, 2013, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), were valued using Level 3 inputs of the fair value hierarchy.

When determining fair value of Level 3 debt and equity investments, the Company may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Company may base its valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept. The Company generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

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

Secured Borrowings

The Company has elected the fair value option under ASC Topic 825 — Financial Instruments (“ASC Topic 825”) relating to accounting for debt obligations at their fair value for its secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company reports changes in the fair value of its secured borrowings as a component of the net change in unrealized (appreciation) depreciation on secured borrowings in the consolidated statements of operations. The net gain or loss reflects the difference between the fair value and the principal amount due on maturity.

All secured borrowings as of June 30, 2014 and September 30, 2013 were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

The following tables present fair value measurements of the Company’s investments and secured borrowings and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2014 and September 30, 2013:

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

As of June 30, 2014:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$1,276,361	$1,276,361
Equity investments(1)	-	-	48,529	48,529
Money market funds (1)(2)	28,093	-	-	28,093
Total assets:	$28,093	$-	$1,324,890	$1,352,983
Secured borrowings:	$-	$-	$20,264	$20,264

As of September 30, 2013:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$990,172	$990,172
Equity investments(1)	-	-	34,473	34,473
Money market funds (1)(2)	22,737	-	-	-
Total assets:	$22,737	$-	$1,024,645	$1,024,645
Secured borrowings:	$-	$-	$8,809	$8,809

(1)	Refer to the consolidated schedules of investments for further details.
(2)	Incuded in cash and cash equivalents and restricted cash and cash equivalents on the consolidated statements of financial condition.

The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2014 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 investments held as of June 30, 2014 was $4,434 and $7,554, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2013 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 investments held as of June 30, 2013 was $1,516 and $6,395, respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the nine months ended June 30, 2014 and 2013:

	Nine months ended June 30, 2014			Nine months ended June 30, 2014
	Debt Investments	Equity Investments	Total Investments	Secured borrowings

Fair value, beginning of period	$990,172	$34,473	$1,024,645	$8,809

Net change in unrealized appreciation (depreciation) on investments	152	8,349	8,501	-
Net change in unrealized appreciation (depreciation) on secured borrowings	-	-	-	74
Realized gain (loss) on investments	(4,434)	(472)	(4,906)	-
Fundings of revolving loans, net	(2,363)	-	(2,363)	-
Fundings of investments	569,950	10,572	580,522	-
PIK interest	(251)	-	(251)	-
Proceeds from principal payments and sales of portfolio investments	(282,385)	(4,393)	(286,778)	-
Proceeds from secured borrowings	-	-	-	26,082
Repayments on secured borrowings	-	-	-	(14,770)
Accretion of discounts and amortization of premiums	5,520	-	5,520	69
Fair value, end of period	$1,276,361	$48,529	$1,324,890	$20,264

	Nine months ended June 30, 2013
	Debt Investments	Equity Investments	Total Investments

Fair value, beginning of period	$651,485	$21,425	$672,910

Net change in unrealized appreciation (depreciation) on investments	313	1,925	2,238
Realized gain (loss) on investments	(21)	39	18
Fundings of revolving loans, net	8,155	-	8,155
Fundings of investments	545,417	8,605	554,022
PIK Interest	851	-	851
Proceeds from principal payments and sales of portfolio investments	(275,747)	(759)	(276,506)
Accretion of discounts and amortization of premiums	6,104	-	6,104
Fair value, end of period	$936,557	$31,235	$967,792

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments and secured borrowings as of June 30, 2014 and September 30, 2013.

Quantitative information about Level 3 Fair Value Measurements
	Fair value at June 30, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)(2)(3)	$268,020	Market rate approach	Market interest rate	4.0% - 25.8% (7.2%)
		Market comparable companies	EBITDA multiples (4)	5.0x - 13.5x (8.9x)
			Revenue multiples (4)	0.8x - 4.8x (3.9x)

Subordinated Notes of SLF	$29,610	Market rate approach	Market interest rate	8.0%

One stop loans (1)(5)(6)	$814,012	Market rate approach	Market interest rate	5.0% - 33.3% (8.4%)
		Market comparable companies	EBITDA multiples (7)	5.5x - 30.0x (9.2x)
			Revenue multiples (7)	0.8x - 19.2x (8.5x)

Subordinated and second lien loans (1)(8)	$63,090	Market rate approach	Market interest rate	9.0% - 12.0% (9.1%)
		Market comparable companies	EBITDA multiples	8.0x - 16.3x (10.4x)

Equity securities (9)	$43,742	Market comparable companies	EBITDA multiples (10)	4.5x - 13.0x (9.7x)
			Revenue multiples (10)	2.8x - 19.2x (6.0x)

Liabilities:
Secured borrowings (11)	$20,264	Market rate approach	Market interest rate	6.0% - 7.3% (7.2%)
		Market comparable companies	EBITDA multiples	10.0x - 30.0x (10.4x)

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value at June 30, 2014 was determined using the market rate approach.
(2)	Excludes $21,155 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(3)	Excludes $215 of non-accrual loans at fair value, which the Company valued on a liquidation basis.
(4)	The Company valued $228,914 and $39,106 of senior secured loans using EBITDA and revenue multiples, respectively. All senior secured loans were also valued using the market rate approach.
(5)	Excludes $50,544 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(6)	Excludes $1,857 of loans at fair value, which the Company valued on a liquidation basis.
(7)	The Company valued $729,164 and $84,848 of equity investments using EBITDA and revenue multiples, respectively.
(8)	Excludes $27,858 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(9)	Excludes $4,787 of LLC equity interests in SLF at fair value, which the Company valued using the net asset value.
(10)	The Company valued $41,799 and $1,943 of equity investments using EBITDA and revenue multiples, respectively.
(11)	The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value at June 30, 2014 was determined using the market rate approach.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements

	Fair value at September 30, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)(2)(3)	$266,294	Market rate approach	Market interest rate	5.3% - 28.8% (7.9%)
		Market comparable companies	EBITDA multiples (4)	5.0x - 13.5x (8.6x)
			Revenue multiples (4)	3.2x - 7.0x (4.9x)

Subordinated Notes of SLF	$4,066	Discounted cash flow analysis	Discount rate	5.3%

One stop loans (1)(5)(6)	$511,630	Market rate approach	Market interest rate	5.8% - 15.3% (8.7%)
		Market comparable companies	EBITDA multiples	6.5x - 18.4x (9.1x)

Subordinated and second lien loans (1)(7)	$107,156	Market rate approach	Market interest rate	8.0% - 21.0% (11.7%)
		Market comparable companies	EBITDA multiples	7.0x - 16.5x (9.2x)

Equity securities (8)	$33,704	Market comparable companies	EBITDA multiples	6.0x - 29.1x (9.8x)

Liabilities:
Secured borrowings (9)	$8,809	Market rate approach	Market interest rate	7.0% - 7.8% (7.1%)
		Market comparable companies	EBITDA multiples	8.5x

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value at September 30, 2013 was determined using the market rate approach.
(2)	Excludes $27,773 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(3)	Excludes $665 of non-accrual loans at fair value and $1,424 of loans at fair value, which the Company valued on a liquidation basis.
(4)	The Company valued $232,719 and $33,575 of senior secured loans using EBITDA and revenue multiples, respectively. All senior secured loans were also valued using the market rate approach.
(5)	Excludes $39,924 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(6)	Excludes $2,971 of loans at fair value, which the Company valued on a liquidation basis.
(7)	Excludes $28,269 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(8)	Excludes $769 of LLC equity interests in SLF at fair value, which the Company valued using the net asset value.
(9)	The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value at September 30, 2013 was determined using the market rate approach.

The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity investments and secured borrowings are EBITDA multiples, revenue multiples and market interest rates. The Company uses EBITDA multiples and, to a lesser extent revenue multiples, on its debt and equity investments and secured borrowings to determine any credit gains or losses. Significant increases or decreases in either of these inputs in isolation would result in a significantly lower or higher fair value measurement. The Company uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield is significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan may be lower.

Other Financial Assets and Liabilities

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of June 30, 2014 and September 30, 2013. Fair value is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

	As of June 30, 2014		As of September 30, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt	$703,300	$699,920	$412,100	$403,619

Note 7.	Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of June 30, 2014, the Company’s asset coverage for borrowed amounts was 240.8%.

Debt Securitizations: On July 16, 2010, the Company completed a $300,000 term debt securitization (“2010 Debt Securitization”). The notes (“2010 Notes”) offered in the 2010 Debt Securitization were issued by the 2010 Issuer, a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A 2010 Notes and Class B 2010 Notes are secured by the assets held by the 2010 Issuer. The 2010 Debt Securitization was executed through a private placement of $174,000 of Aaa/AAA Class A 2010 Notes of the 2010 Issuer which, as amended, bear interest at three-month LIBOR plus 1.74%. The $10,000 face amount of Class B 2010 Notes bears interest at a rate of three-month LIBOR plus 2.40%, and the $116,000 face amount of Subordinated 2010 Notes does not bear interest. In partial consideration for the loans transferred to the 2010 Issuer as part of the 2010 Debt Securitization, Holdings retained all of the Class B and Subordinated 2010 Notes totaling $10,000 and $116,000, respectively, and all of the membership interests in the 2010 Issuer, which Holdings initially purchased for two hundred and fifty dollars. On February 15, 2013, the Company amended the 2010 Debt Securitization to issue an additional $29,000 in Class A 2010 Notes, $2,000 in Class B 2010 Notes and $19,000 in Subordinated 2010 Notes. The additional Class A 2010 Notes of the 2010 Issuer were sold through a private placement and the additional Class B 2010 Notes and additional Subordinated 2010 Notes were retained by Holdings. On November 15, 2013, Holdings sold the $12,000 of Class B 2010 Notes and on November 20, 2013, the transaction closed and proceeds of $11,999 were received. The Class A 2010 Notes are included in the June 30, 2014 and September 30, 2013 consolidated statements of financial condition as debt of the Company. The Class B 2010 Notes are included in the June 30, 2014 consolidated statements of financial condition as debt of the Company and as of September 30, 2013 were eliminated in consolidation. As of June 30, 2014 and September 30, 2013, the Subordinated 2010 Notes were eliminated in consolidation.

Through July 20, 2015, all principal collections received on the underlying collateral may be used by the 2010 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2010 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2010 Debt Securitization. The 2010 Notes are scheduled to mature on July 20, 2023. As part of the 2010 Debt Securitization, the Company entered into a master loan sale agreement with Holdings and the 2010 Issuer under which the Company agreed to sell or contribute certain senior secured and second lien loans (or participation interests therein) to Holdings, and Holdings agreed to sell or contribute such loans (or participation interests therein) to the 2010 Issuer and to purchase or otherwise acquire the Subordinated 2010 Notes. The 2010 Notes are the secured obligations of the 2010 Issuer, and an indenture governing the 2010 Notes includes customary covenants and events of default.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

As of June 30, 2014 and September 30, 2013, there were 88 and 91 portfolio companies with a total fair value of $343,200 and $343,166, respectively, securing the 2010 Notes. The pool of loans in the 2010 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2010 Debt Securitization is based on three-month LIBOR, which as of June 30, 2014 was 0.2%. For the three and nine months ended June 30, 2014 and 2013, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Stated interest expense	$1,091	$1,032	$3,243	$3,351
Amortization of debt issuance costs	195	141	478	447
Total interest and other debt financing expenses	$1,286	$1,173	$3,721	$3,798
Cash paid for interest expense	$1,082	$1,056	$3,196	$3,563
Annualized average stated interest rate	2.0%	2.0%	2.0%	2.4%
Average outstanding balance	$215,000	$203,000	$212,803	$188,447

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A and B 2010 Notes are as follows:

Description	Class A 2010 Notes	Class B 2010 Notes

Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$203,000	$12,000
Moody's Rating	"Aaa"	"Aa"
S&P Rating	"AAA"	"AA"
Interest Rate	LIBOR + 1.74%	LIBOR + 2.40%
Stated Maturity	July 20, 2023	July 20, 2023

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversified portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization was executed through a private placement of $191,000 of Aaa/AAA Class A-1 2014 Notes which bear interest at three-month LIBOR plus 1.75%, $20,000 of Aaa/AAA Class A-2 2014 Notes which bear interest at a rate of three-month LIBOR plus 1.45% through December 4, 2015 and three-month LIBOR plus 1.95% thereafter and $35,000 of Aa2/AA Class B 2014 Notes which bear interest at a rate of three-month LIBOR plus 2.50%. The $37,500 face amount of Class C 2014 Notes bear interest at a rate of three-month LIBOR plus 3.50%, and the LLC equity interests do not bear interest. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received $119,069 of LLC equity interests in the 2014 Issuer. The Company retained all of the Class C 2014 Notes and LLC equity interests totaling $37,500 and $119,069, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the June 30, 2014 consolidated statements of financial condition as debt of the Company. As of June 30, 2014, the Class C 2014 Notes and LLC equity interests were eliminated in consolidation.

Through April 28, 2018, all principal collections received on the underlying collateral may be used by the 2014 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2014 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2014 Debt Securitization. The 2014 Notes are scheduled to mature on April 25, 2026. As part of the 2014 Debt Securitization, the Company entered into a master loan sale agreement with the 2014 Issuer under which

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

the Company agreed to sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2014 Issuer and to purchase or otherwise acquire the LLC equity interestsissued by the 2014 Issuer. The 2014 Notes are the secured obligations of the 2014 Issuer, and an indenture governing the 2014 Notes includes customary covenants and events of default.

As of June 30, 2014, there were 64 portfolio companies with a total fair value of $343,040 securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR, which as of June 30, 2014 was 0.2%. For the three and nine months ended June 30, 2014 and 2013, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Stated interest expense	$366	N/A	$366	N/A
Amortization of debt issuance costs	45	N/A	45	N/A
Total interest and other debt financing expenses	$411	N/A	$411	N/A
Cash paid for interest expense	$-	N/A	$-	N/A
Annualized average stated interest rate	2.1%	N/A	2.1%	N/A
Average outstanding balance	$70,286	N/A	$23,429	N/A

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1, A-2 and B 2014 Notes are as follows:

Description	Class A-1 2014 Notes	Class A-2 2014 Notes	Class B 2014 Notes

Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$191,000	$20,000	$35,000
Moody's Rating	"Aaa"	"Aaa"	"Aa2"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 1.75%	LIBOR + 1.45% (1)	LIBOR + 2.50%
Stated Maturity	April 25, 2026	April 25, 2026	April 25, 2026

(1) The Class A-2 Notes bear interest at three-month LIBOR plus 1.45% through December 4, 2015 and three-month LIBOR plus 1.95% thereafter.

The Investment Adviser serves as collateral manager to the 2010 Issuer and the 2014 Issuer (collectively the “Issuers”) under separate collateral management agreements and receives a fee for providing these services. The total fees payable by the Company under its Investment Advisory Agreement are reduced by an amount equal to the total fees that are paid to the Investment Adviser by each of the Issuers for rendering such collateral management services.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225,000 and the maximum amount that may be issued by a single SBIC licensee is $150,000. As of June 30, 2014, SBIC IV and SBIC V had $150,000 and $58,750 of outstanding SBA-guaranteed debentures, respectively, leaving incremental borrowing capacity of $16,250 for SBIC V under present SBIC regulations. As of September 30, 2013, SBIC IV and SBIC V had $146,250 and $33,250, respectively, of outstanding SBA-guaranteed debentures.

SBIC IV and SBIC V may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of June 30, 2014, the Company had committed and funded $75,000 to SBIC IV and SBIC IV had SBA-guaranteed debentures of $150,000 outstanding that mature between March 2021 and March 2024. As of June 30, 2014, the Company had committed and funded $37,500 to SBIC V, and SBIC V had SBA-guaranteed debentures of $58,750 outstanding that mature between September 2023 and September 2024.

The interest rate on $202,350 of outstanding debentures as of June 30, 2014 is fixed at an average annualized interest rate of 3.7%. The annualized interim financing rate on the remaining $6,400 of outstanding debentures was 1.5% as of June 30, 2014. For the three and nine months ended June 30, 2014 and 2013, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Stated interest expense	$1,870	$1,197	$5,086	$3,382
Amortization of debt issuance costs	319	181	775	500
Total interest and other debt financing expenses	$2,189	$1,378	$5,861	$3,882
Cash paid for interest expense	$-	$-	$3,079	$2,133
Annualized average stated interest rate	3.6%	3.2%	3.5%	3.3%
Average outstanding balance	$206,640	$148,670	$195,587	$137,588

Revolving Credit Facility: On July 21, 2011, Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which as of June 30, 2014 allowed Funding to borrow up to $150,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

On June 5, 2014, the Company and Funding amended the Credit Facility to, among other things, decrease the size of the Credit Facility from $250,000 to $150,000. The expiration of the reinvestment period of the Credit Facility is October 21, 2014, during which period Funding, subject to certain conditions may make borrowings under the Credit Facility, and the stated maturity date of the Credit Facility is October 22, 2018.

Through the reinvestment period, the Credit Facility bears interest at one-month LIBOR plus 2.25% per annum. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the Credit Facility. In addition to the stated interest expense on the Credit Facility, the Company is required to pay a non-usage fee rate between 0.50% and 2.00% per annum depending on the size of the unused portion of the Credit Facility.

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

As of June 30, 2014 and September 30, 2013, the Company had outstanding debt under the Credit Facility of $33,550 and $29,600, respectively. For the three and nine months ended June 30, 2014, the Company had borrowings on the Credit Facility of $145,850 and $471,300 and repayments on the Credit Facility of $266,300 and $467,350, respectively. For the three and nine months ended June 30, 2013, the Company had borrowings on the Credit Facility of $102,400 and $234,850 and repayments on the Credit Facility of $113,300 and $252,850, respectively. For the three and nine months ended June 30, 2014 and 2013, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Stated interest expense	$608	$323	$2,241	$872
Facility fees	196	55	471	205
Amortization of debt issuance costs	551	38	706	497
Total interest and other debt financing expenses	$1,355	$416	$3,418	$1,574
Cash paid for interest expense	$1,048	$429	$2,720	$1,079
Annualized average stated interest rate	2.4%	2.5%	2.4%	2.5%
Average outstanding balance	$100,232	$52,178	$122,710	$46,625

Revolver: On November 22, 2013, Revolver Funding, a wholly owned subsidiary of the Company, entered into a $15,000 revolving line of credit (“Revolver”), which may be increased up to $30,000, with The PrivateBank and Trust Company (“PrivateBank”) that matures on November 22, 2019. The Revolver bears an interest rate of either one-month, two-month or three-month LIBOR plus 3.50% per annum or PrivateBank’s prime rate plus 1.50% per annum through November 22, 2014 and one-month, two-month or three-month LIBOR plus 2.50% per annum or PrivateBank’s prime rate plus 0.50% per annum for the period subsequent to November 22, 2014. The Revolver is collateralized by all of the assets held by Revolver Funding. Both the Company and Revolver Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Revolver is subject to the leverage restrictions contained in the 1940 Act. In addition, the Company pays a fee of 0.25% per annum on any unused portion of the Revolver.

As of June 30, 2014 and September 30, 2013, the Company had $0 outstanding debt under the Revolver. For the three and nine months ended June 30, 2014, the Company had borrowings of $0 and $1,300 and repayments of $800 and $1,300 on the Revolver. For the three and nine months ended June 30, 2014 and 2013, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Revolver were as follows:

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Stated interest expense	$2	N/A	$7	N/A
Facility fees	9	N/A	23	N/A
Amortization of debt issuance costs	16	N/A	22	N/A
Total interest and other debt financing expenses	$27	N/A	$52	N/A
Cash paid for interest expense	$12	N/A	$29	N/A
Annualized average stated interest rate	4.0%	N/A	3.8%	N/A
Average outstanding balance	$149	N/A	$247	N/A

The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility and Revolver) for the three and nine months ended June 30, 2014 was $592,307 and $554,775, respectively. The average total debt outstanding (including the debt under the 2010 Debt Securitization, SBA debentures and Credit Facility) for the three and nine months ended June 30, 2013 was $403,848 and $372,660, respectively.

For the three and nine months ended June 30, 2014, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.6% and 3.2%, respectively. For the three and nine months ended June 30, 2013, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 2.9% and 3.3%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2014 is as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

2010 Debt Securitization	$215,000	$-	$-	$-	$215,000
2014 Debt Securitization	246,000	-	-	-	246,000
SBA debentures	208,750	-	-	-	208,750
Credit Facility	33,550	-	-	33,550	-
Revolver	-	-	-	-	-
Total borrowings	$703,300	$-	$-	$33,550	$669,750

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

As of June 30, 2014 and September 30, 2013, the Company recognized secured borrowings at fair value of $20,264 and $8,809, respectively, and the fair values of the loans that are associated with these secured borrowings were $44,508 and $27,213, respectively. These secured borrowings were the result of the Company’s completion of partial loan sales of one stop loans associated with two portfolio companies that did not meet the definition of a

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

“participating interest”. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the three and nine months ended June 30, 2014, there were partial loan sales totaling $0 and $10,295, respectively, net funding of revolving and delayed draw secured borrowings totaling $2,139 and $4,092, respectively, and repayments on secured borrowings totaled $97 and $3,075, respectively. For the three and nine months ended June 30, 2014, the effective annualized average interest rate on secured borrowings, which excludes amortization of original issuance costs, was 6.7% and 6.5%, respectively, interest expense was $327 and $709, respectively, and amortization of original issue discount was $14 and $69, respectively. There were no such partial loan sales during the three and nine months ended June 30, 2013.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 8.	Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $101,870 and $76,269 under various undrawn revolvers and other credit facilities as of June 30, 2014 and September 30, 2013, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 9.	Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data(1):	2014	2013
Net asset value at beginning of period	$15.21	$14.60
Net increase in net assets as a result of public offering	0.18	0.43
Costs related to public offering	-	-
Dividends and distributions declared	(0.96)	(0.96)
Net investment income	0.94	0.98
Net realized (loss) gain on investments	(0.11)	-
Net change in unrealized appreciation (depreciation) on investments	0.18	0.07
Net change in unrealized appreciation (depreciation) on secured borrowings	-	-
Net asset value at end of period	$15.44	$15.12

Per share market value at end of period	$17.70	$17.50
Total return based on market value(2)	7.74%	16.10%
Total return based on average net asset value/members' equity *	8.82%	9.42%
Shares outstanding at end of period	47,065,030	39,791,805

Ratios/Supplemental Data:

Ratio of total expenses to average net assets/members' equity *	7.26%	7.97%
Ratio of net investment income to average net assets/members' equity *	8.14%	8.80%
Ratio of expenses (without incentive fees) to average net assets/members' equity *	6.03%	5.87%
Ratio of incentive fees to average net assets/members' equity *	1.23%	2.10%

Net assets at end of period	$726,774	$601,498
Average debt outstanding	$554,775	$372,660
Average debt outstanding per share	$11.79	$9.37
Asset coverage ratio (3)	240.82%	349.93%
Portfolio turnover *	31.96%	46.52%

*	Annualized for a period less than one year.
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return based on market value assumes dividends are reinvested.
(3)	In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 10.	Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2014 and 2013:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Earnings available to stockholders	$16,280	$12,657	$45,206	$34,227
Basic and diluted weighted average shares outstanding	46,985,908	37,118,379	44,673,591	32,511,415
Basic and diluted earnings per share	$0.35	$0.34	$1.01	$1.05

Note 11.	Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended June 30, 2014 and 2013:

			Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

Nine months ended June 30, 2014
5/6/2014	6/16/2014	6/27/2014	$0.32	$14,356	40,567	$692
2/4/2014	3/17/2014	3/28/2014	$0.32	$13,326	32,033	$539
11/26/2013	12/17/2013	12/27/2013	$0.32	$13,092	42,643	$758

Nine months ended June 30, 2013
5/1/2013	6/13/2013	6/27/2013	$0.32	$12,102	37,293	$620
2/5/2013	3/14/2013	3/28/2013	$0.32	$10,370	26,914	$423
11/27/2012	12/14/2012	12/28/2012	$0.32	$8,804	23,115	$342

Note 12.	Subsequent Events

On August 5, 2014, the Company’s Board declared a quarterly distribution of $0.32 per share payable on September 26, 2014 to holders of record as of September 16, 2014.

On August 5, 2014, the Company’s Board approved, and the Company entered into, an amendment and restatement of the Investment Advisory Agreement, effective as of June 30, 2014, in which the Capital Gain Incentive Fee Base is reduced by the amount of any unamortized deferred financing costs, if and to the degree that such costs exceed unrealized capital appreciation.

On August 5, 2014, the Company’s Board approved a share repurchase program (the “Program”) which allows the Company to repurchase up to $50,000 of the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its then most recently published consolidated financial statements. The Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” ”predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this quarterly report on Form 10-Q and as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2013.

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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in November 2009 to continue and expand the business of our predecessor, Golub Capital Master Funding LLC which commenced operations in July 2007, in making investments in senior secured, one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans and warrants and minority equity securities of middle market companies that are, in most cases, sponsored by private equity firms.

Our shares are currently listed on The NASDAQ Global Select Market under the symbol “GBDC”.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle market companies with over $10.0 billion in capital under management as of June 30, 2014, (2) selecting investments within our core middle market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

We seek to create a diverse portfolio that includes senior secured, one stop, second lien and subordinated loans and warrants and minority equity securities by investing approximately $5.0 to $30.0 million of capital, on average, in the securities of middle market companies. We may also selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

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

As of June 30, 2014, our portfolio at fair value was comprised of 21.8% senior secured loans, 65.4% one stop loans, 6.6% second lien loans, 0.3% subordinated loans, 3.3% equity and 2.6% of investments in Senior Loan Fund LLC, or SLF. As of September 30, 2013, our portfolio at fair value was comprised of 28.9% senior secured loans, 54.1% one stop loans, 11.0% second lien loans, 2.2% subordinated loans, 3.3% equity and 0.5% of investments in SLF.

As of June 30, 2014 and September 30, 2013, we had debt and equity investments in 146 and 135 portfolio companies, respectively, and investments in subordinated notes and limited liability company, or LLC, equity interests in SLF. For the three and nine months ended June 30, 2014, our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average annualized income yield (which is calculated as income from interest and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning investments) of 8.3% and 8.3%, respectively, and a weighted average annualized investment income yield (which is calculated as income from interest, fees and amortization of capitalized fees and discounts divided by average fair value of earning investments) of 8.9% and 8.9%, respectively. For the three and nine months ended June 30, 2013, our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average annualized income yield of 9.2% and 9.4%, respectively, and a weighted average annualized investment income yield of 9.9% and 10.5%, respectively.

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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
57

•	proxy voting expenses; and
•	all other expenses incurred by us or the Administrator in connection with administering our business.

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets and increase during periods of asset declines.

GC Advisors, as collateral manager for Golub Capital BDC 2010-1 LLC, or the 2010 Issuer, under a collateral management agreement, or the 2010 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2010 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. This fee, which is less than the management fee payable under the Investment Advisory Agreement, is paid directly by the 2010 Issuer to GC Advisors and offset against such management fee. Accordingly, the 1.375% management fee paid by us to GC Advisors under the Investment Advisory Agreement on all of our assets, including those indirectly held through the 2010 Issuer, is reduced, on a dollar-for-dollar basis, by an amount equal to such 0.35% fee paid to GC Advisors by the 2010 Issuer. Under the 2010 Collateral Management Agreement, the term ‘‘collection period’’ refers to a quarterly period running from the day after the end of the prior collection period to the fifth business day of the calendar month in which a payment date occurs. This fee may be waived by the collateral manager. The 2010 Collateral Management Agreement does not include any incentive fee payable to GC Advisors. In addition, the 2010 Issuer paid Wells Fargo Securities, LLC a structuring and placement fee for its services in connection with the initial structuring and subsequent amendment of a $350 million term debt securitization, or the 2010 Debt Securitization. The 2010 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with, the administration of the 2010 Debt Securitization. The administrative expenses are paid by the 2010 Issuer on each payment date in two parts: (1) a component that is paid in a priority to other amounts distributed by the 2010 Issuer, subject to a cap equal to the sum of 0.04% per annum on the adjusted principal balance of the portfolio loans and other assets held by the 2010 Securitization Issuer on the last day of the collection period relating to such payment date, plus $150,000 per annum, and (2) a component that is paid in a subordinated position relative to other amounts distributed by the 2010 Issuer, equal to any amounts that exceed the aforementioned administrative expense cap. We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

GC Advisors, as collateral manager for Golub Capital BDC CLO 2014 LLC, or the 2014 Issuer, under a collateral management agreement, or the 2014 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2014 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. This fee, which is less than the management fee payable under the Investment Advisory Agreement, is paid directly by the 2014 Issuer to GC Advisors and offset against such management fee. Accordingly, the 1.375% management fee paid by us to GC Advisors under the Investment Advisory Agreement on all of our assets, including those indirectly held through the 2014 Issuer, is reduced, on a dollar-for-dollar basis, by an amount equal to such 0.25% fee paid to GC Advisors by the 2014 Issuer. Under the 2014 Collateral Management Agreement, the term ‘‘collection period’’ refers to a quarterly period running from the day after the end of the prior collection period to the tenth business day prior to the payment date. This fee may be waived by the collateral manager. The 2014 Collateral Management Agreement does not include any incentive fee payable to GC Advisors. In addition, the 2014 Issuer paid Wells Fargo Securities, LLC a structuring and placement fee for its services in connection with the initial structuring of a $403 million term debt securitization, or the 2014 Debt Securitization. The 2014 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with, the administration of the 2014 Debt Securitization. The administrative expenses are paid by the 2014 Issuer on each payment date in two parts: (1) a component that is paid in a priority to other amounts distributed by the 2014 Issuer, subject to a cap equal to the sum of 0.04% per annum on the adjusted principal balance of the portfolio loans and other assets held by the 2014 Issuer on the last day of the collection period relating to such payment date, plus $150,000 per annum, and (2) a component that is paid in a subordinated position relative to other amounts distributed by the 2014 Issuer, equal to any amounts that exceed the aforementioned administrative expense cap. We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

On August 5, 2014, our Board declared a quarterly distribution of $0.32 per share payable on September 26, 2014 to holders of record as of September 16, 2014.

On August 5, 2014, our Board approved, and we entered into, an amendment and restatement of the Investment Advisory Agreement, effective as of June 30, 2014, in which the Capital Gain Incentive Fee Base is reduced by the amount of any unamortized deferred financing, if and to the degree that such costs exceed unrealized capital appreciation.

On August 5, 2014, our Board approved a share repurchase program (the “Program”) which allows us to repurchase up to $50.0 million of our outstanding common stock on the open market at prices below our NAV as reported in our then most recently published consolidated financial statements. The Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions.

Consolidated Results of Operations

Consolidated operating results for the three and nine months ended June 30, 2014 and 2013 are as follows:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(In thousands)			(In thousands)

Interest income	$23,568	$18,954	$4,614	$68,640	$50,683	$17,957
Income from accretion of discounts and origination fees	1,873	1,639	234	5,520	6,104	(584)
Interest income from subordinated notes in SLF	594	-	594	1,331	-	1,331
Dividend income	952	1,081	(129)	1,230	1,827	(597)
Fee income	1,042	594	448	2,147	2,343	(196)

Total investment income	28,029	22,268	5,761	78,868	60,957	17,911

Total expenses	12,956	10,268	2,688	37,183	28,986	8,197

Net investment income	15,073	12,000	3,073	41,685	31,971	9,714

Net realized (losses) gains on investments	1	(77)	78	(4,906)	18	(4,924)
Net change in unrealized appreciation (depreciation) on investments and secured borrowings	1,206	734	472	8,427	2,238	6,189

Net income	$16,280	$12,657	$3,623	$45,206	$34,227	$10,979

Average earning portfolio company investments, at fair value	$1,223,685	$866,377	$357,308	$1,163,812	$759,294	$404,518

Average debt outstanding (1)	$592,307	$403,848	$188,459	$554,775	$372,660	$182,115

(1)	For the three and nine months ending June 30, 2014, we have excluded $20.3 million of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meet the definition of a "participating interest", as defined in the guidance to ASC Topic 860.

The results of operations for the three and nine months ended June 30, 2014 and 2013 may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Interest income increased by $4.6 million from the three months ended June 30, 2013 to the three months ended June 30, 2014 and was primarily driven by an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $357.3 million. These gains were partially offset by a decline in the weighted average annualized income yield, which declined from 9.2% for the three months ended June 30, 2013 to 8.3% for the three months ended June 30, 2014. The decrease in yield was primarily driven by interest rate compression on new investments.

Interest income increased by $18.0 million from the nine months ended June 30, 2013 to the nine months ended June 30, 2014 and was primarily driven by an increase in the average earning investment balance of $404.5 million. These gains were partially offset by a decline in the weighted average annualized income yield, which declined from 9.4% for the nine months ended June 30, 2013 to 8.3% for the nine months ended June 30, 2014. The decrease in yield was primarily driven by interest rate compression on new investments.

Income from accretion of discounts and amortization of premiums increased by $0.2 million from the three months ended June 30, 2013 to the three months ended June 30, 2014. Income from accretion of discounts and amortization of premiums decreased by $0.6 million from the nine months ended June 30, 2013 to the nine months ended June 30, 2014. Income from the accretion of discounts and the amortization of premiums fluctuates from quarter-to-quarter depending on the volume of payoffs and the discounts and premiums on the loans at the time of payoffs.

For the three and nine months ended June 30, 2014, we recorded dividend income of $1.0 million and $1.2 million, respectively, and received return of capital distributions of $2.1 million and $4.4 million, respectively. For the three and nine months ended June 30, 2013, we recorded dividend income of $1.1 million and $1.8 million, respectively, and received return of capital distributions of zero and $0.7 million, respectively.

Fee income increased by $0.4 million from the three months ended June 30, 2013 to the three months ended June 30, 2014 and was primarily driven by an increase in prepayment fees. Fee income decreased by $0.2 million from the nine months ended June 30, 2013 to the nine months ended June 30, 2014 and was primarily driven by a decrease in amendment and structuring fees.

The annualized income yield by security type for the three and nine months ended June 30, 2014 and 2013 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Senior secured	6.9%	7.6%	7.1%	7.0%
One stop	8.2%	8.7%	8.3%	9.3%
Second lien	12.7%	10.5%	11.4%	11.0%
Subordinated debt	7.5%	13.7%	10.8%	13.5%
Subordinated notes in SLF (1)	8.3%	N/A	6.9%	N/A

(1) SLF's proceeds from the subordinated notes were utilized by SLF to fund senior secured loans.

Annualized income yields on senior secured and one stop investments have declined from the three and nine months ended June 30, 2013 to the three and nine months ended June 30, 2014 due to a general trend of interest rate compression on new investments between the periods. The increase in yield on second lien debt is attributed to the inclusion of $0.7 million and $1.1 million, respectively, of prepayment fees for the three and nine month periods ending June 30, 2014. The decrease in yield on subordinated debt is due to the significant repayments in subordinated debt investments over the past twelve months and the current yield on the two remaining subordinated debt investments as of June 30, 2014 as shown in the Consolidated Schedule of Investments. For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(In thousands)			(In thousands)

Interest expense and debt facility fees	$4,483	$2,607	$1,876	$12,215	$7,810	$4,405
Amortization of debt issuance costs	1,126	360	766	2,026	1,444	582
Base management fee	4,394	3,114	1,280	12,403	8,268	4,135
Incentive fee	1,607	2,785	(1,178)	6,295	7,647	(1,352)
Professional fees	578	534	44	1,876	1,540	336
Administrative service fee	655	715	(60)	1,979	1,873	106
General and administrative expenses	113	153	(40)	389	404	(15)

Total expenses	$12,956	$10,268	$2,688	$37,183	$28,986	$8,197

Interest expense and debt facility fees increased by $1.9 million from the three months ended June 30, 2013 to the three months ended June 30, 2014 primarily due to an increase in the weighted average of outstanding borrowings from $403.8 million for the three months ended June 30, 2013 to $592.3 million for the three months ended June 30, 2014. The increase in our debt was driven by $246.0 million of notes pursuant to the 2014 Debt Securitization as well as the increase in our use of debt under our Small Business Administration, or SBA, debentures through small business investment companies, or SBICs, which had outstanding balances of $208.8 million outstanding as of June 30, 2014 and $164.0 million as of June 30, 2013.  These increases were partially offset by a decrease in our use of debt under the senior secured revolving credit facility, or Credit Facility, entered into by Golub Capital BDC Funding LLC, a wholly-owned subsidiary of ours, with Wells Fargo Securities, LLC as administrative agent and Wells Fargo Bank, N.A. as lender, to $33.5 million as of June 30, 2014 from an outstanding balance of $36.8 million as of June 30, 2013.

Amortization of debt issuance costs increased by $0.8 million from the three months ended June 30, 2013 to the three months ended June 30, 2014 primarily due to additional capitalized debt issuance costs associated with the 2014 Debt Securitization and the acceleration of $0.4 million of capitalized debt issuance costs resulting from the amendment to our Credit Facility to, among other things, decrease the size of the Credit Facility from $250.0 million to $150.0 million. The increase in our effective annualized average interest rate on our outstanding debt from 2.9% for the three months ended June 30, 2013 to 3.6% for the three months ended June 30, 2014 was primarily the result of the increase in amortization of debt issuance costs and the issuance of new SBA debentures at higher interest rates.  The interest rates on the SBA debentures are fixed at the time of issuance at a market driven spread over U.S. Treasury Notes with ten-year maturities.

Interest expense and debt facility fees increased by $4.4 million from the nine months ended June 30, 2013 to the nine months ended June 30, 2014 primarily due to an increase in the weighted average of outstanding borrowings from $372.7 million for the nine months ended June 30, 2013 to $554.8 million for the nine months ended June 30, 2014. Amortization of debt issuance costs increased by $0.6 million from the nine months ended June 30, 2013 to the nine months ended June 30, 2014 primarily due to additional capitalized debt issuance costs associated with the 2014 Debt Securitization and the acceleration of $0.4 million of capitalized debt issuance costs resulting from the amendment to our Credit Facility noted above. The increases in interest expense and debt facility fees and amortization of debt issuance costs were partially offset by a decrease in the effective annualized average interest rate on our outstanding debt from 3.3% for the nine months ended June 30, 2013 to 3.2% for the nine months ended June 30, 2014.

The base management fee increased as a result of a sequential increase in average assets from June 30, 2013 to June 30, 2014. The administrative service fee increased during the same period due to an increase in costs associated with servicing a growing investment portfolio.

The incentive fee decreased by $1.2 million and $1.4 million from the three and nine months ended June 30, 2013 to the three and nine months ended June 30, 2014, respectively, as our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets, declined as the result of yield compression on new investments.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and nine months ended June 30, 2014 were zero and $0.8 million, respectively. Total expenses reimbursed by us to the Administrator for the three and nine months ended June 30, 2013 were zero and $0.3 million, respectively.

As of June 30, 2014 and September 30, 2013, included in accounts payable and accrued expenses were $0.6 million and $0.3 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(In thousands)			(In thousands)

Net realized gain (loss) on investments	$1	$(77)	$78	$(4,906)	$18	$(4,924)

Net realized gain (loss)	1	(77)	78	(4,906)	18	(4,924)

Unrealized appreciation on investments	8,778	4,590	4,188	22,934	12,293	10,641
Unrealized (depreciation) on investments	(7,791)	(3,856)	(3,935)	(14,887)	(10,055)	(4,832)
Unrealized appreciation on investments in SLF (1)	205	-	205	454	-	454
Unrealized (depreciation) on investments in SLF (1)	-	-	-	-	-	-
Unrealized (appreciation) on secured borrowings	-	-	-	(91)	-	(91)
Unrealized depreciation on secured borrowings	14	-	14	17	-	17

Net change in unrealized appreciation (depreciation) on investments, investments in SLF and secured borrowings	$1,206	$734	$472	$8,427	$2,238	$6,189

(1)  Unrealized appreciation and (depreciation) on investments in SLF include our investments in the subordinated notes and LLC equity interests in SLF.

For the three months ended June 30, 2014, we had a net realized gain of less than $0.1 million primarily due to a post-close syndication of an investment. For the nine months ended June 30, 2014, we had net realized losses on investments totaling $4.9 million primarily due to the sale of one underperforming portfolio company and the write off of two non-accrual portfolio companies.

During the three months ended June 30, 2014, we had $8.8 million in unrealized appreciation on 90 portfolio company investments, which was partially offset by $7.8 million in unrealized depreciation on 118 portfolio company investments. For the nine months ended June 30, 2014, we had $22.9 million in unrealized appreciation on 114 portfolio company investments, which was partially offset by $14.9 million in unrealized depreciation on 122 portfolio company investments. Unrealized appreciation during the three and nine months ended June 30, 2014 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation associated with the portfolio company investment sales and write-offs. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value. Additionally, we had less than $0.1 million in net unrealized depreciation and less than $0.1 million of net unrealized appreciation on secured borrowing proceeds for the three and nine months ended June 30, 2014, respectively. The unrealized appreciation resulted from the amortization of discounts associated with the investments funded by the secured borrowing proceeds.

For the three months ended June 30, 2014, we had $0.2 million in unrealized appreciation on our investment in SLF LLC equity interests. Unrealized appreciation on the SLF LLC equity interests was driven by positive credit related adjustments associated with SLF’s investment portfolio. For the three months ended June 30, 2014, we had no unrealized appreciation or depreciation on our investment in SLF subordinated notes. For the nine months ended June 30, 2014, we had $0.4 million and $0.1 million of unrealized appreciation on our investment in SLF LLC equity interests and subordinated notes, respectively. Unrealized appreciation on the SLF LLC equity interests was driven by positive credit related adjustments associated with SLF’s investment portfolio, and unrealized appreciation of the SLF subordinated notes was the result of an increase of the contractual coupon rate of the subordinated notes.

During the three months ended June 30, 2013, we had $4.6 million in unrealized appreciation on 42 portfolio company investments, which was partially offset by $3.9 million in unrealized appreciation on 99 portfolio company investments. For the nine months ended June 30, 2013, we had $12.3 million in unrealized appreciation on 77 portfolio company investments, which was partially offset by $10.1 million in unrealized depreciation on 81 portfolio company investments. Unrealized appreciation during the three and nine months ended June 30, 2013 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Unrealized depreciation during the three and nine months ended June 30, 2013 primarily resulted from the accretion of discounts and negative credit related adjustments that caused a reduction in fair value.

Liquidity and Capital Resources

For the nine months ended June 30, 2014, we experienced a net decrease in cash and cash equivalents of $4.9 million. During the period, we used $254.6 million in operating activities primarily as a result of funding portfolio investments of $580.5 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $286.8 million and net investment income of $41.7 million. During the same period, cash used in investment activities of $71.4 million was driven by the increase in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $321.0 million, primarily driven by borrowings on debt of $759.9 million and proceeds from shares sold of $64.2 million that were partially offset by repayments of debt of $468.7 million and distributions paid of $40.8 million.

For the nine months ended June 30, 2013, we experienced a net decrease in cash and cash equivalents of $1.0 million. During the same period, we used $257.0 million in operating activities, primarily as a result of fundings of portfolio investments of $554.0 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $276.5 million and net investment income of $32.0 million. During the same period, cash used in investment activities of $15.3 million was driven by the change in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $240.7 million, primarily due to borrowings on debt of $304.4 million and proceeds from shares sold of $224.1 million, partially offset by repayments of debt of $252.9 million and distributions paid of $31.3 million.

As of June 30, 2014 and September 30, 2013, we had cash and cash equivalents of $11.4 million and $16.3 million, respectively. In addition, we had restricted cash and cash equivalents of $109.8 million and $38.4 million as of June 30, 2014 and September 30, 2013, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of June 30, 2014, $71.4 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in each of the 2010 Debt Securitization and the 2014 Debt Securitization, collectively the Debt Securitizations, which are described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitizations. $29.1 million of such restricted cash and cash equivalents can be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. $2.5 million of such restricted cash and cash equivalents can be used to fund investments that meet the guidelines under the $15 million revolving line of credit, or the Revolver, entered into by Golub Capital BDC Revolver Funding, LLC, our wholly-owned subsidiary, with the PrivateBank and Trust Company on November 22, 2013, as well as for the payment of interest expense and revolving debt of the Revolver. The remaining $6.8 million of restricted cash and cash equivalents can be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs, which are described in further detail in Note 7 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of June 30, 2014 and September 30, 2013, we had outstanding commitments to fund investments totaling $101.9 million and $76.3 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2014 and September 30, 2013, respectively, subject to the terms of each loan’s respective credit agreement.

As of June 30, 2014 and September 30, 2013, subject to leverage and borrowing base restrictions, we had approximately $116.5 million and $70.4 million, respectively, of remaining commitments and $52.2 million and $60.5 million, respectively, of availability on the Credit Facility. As of June 30, 2014, subject to leverage and borrowing base restrictions, we had approximately $15.0 million of remaining commitments and $0.6 million of availability on the Revolver. As of September 30, 2013, the Revolver was not in place.

On November 15, 2013, Golub Capital BDC 2010-1 Holdings LLC, a wholly-owned subsidiary of ours, or Holdings, sold $12.0 million of Class B 2010 Notes of the 2010 Debt Securitization and on November 20, 2013, the transaction closed and proceeds of $12.0 million were received. The Class A 2010 Notes of the 2010 Debt Securitization are included in the June 30, 2014 and September 30, 2013 consolidated statements of financial condition as our debt. The Class B 2010 Notes are included in the June 30, 2014 consolidated statement of financial condition as our debt and at September 30, 2013 were eliminated in consolidation.

On June 5, 2014, we completed the 2014 Debt Securitization. The notes, or the 2014 Notes, offered in the 2014 Debt Securitization were issued by the 2014 Issuer, a wholly-owned subsidiary of ours, and the Class A-1, Class A-2, Class B and Class C 2014 Notes are secured by the assets held by the 2014 Issuer. The 2014 Debt Securitization was executed through a private placement of $191.0 million of Aaa/AAA Class A-1 2014 Notes which bear interest at three-month London Interbank Offered Rate, or LIBOR, plus 1.75%, $20.0 million of Aaa/AAA Class A-2 2014 Notes which bear interest at a rate of three-month LIBOR plus 1.45% through December 5, 2015 and three-month LIBOR plus 1.95% thereafter and $35.0 million of Aa2/AA Class B 2014 Notes which bears interest at a rate of three-month LIBOR plus 2.50%. The $37.5 million face amount of Class C 2014 Notes bear interest at a rate of three-month LIBOR plus 3.50%. In partial consideration for the loans transferred to the 2014 Securitization Issuer as part of the 2014 Debt Securitization, we received $119.1 million of LLC equity interests in the 2014 Securitization Issuer. We retained all of the Class C 2014 Notes and LLC equity interests totaling $37.5 million and $119.1 million, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the June 30, 2014 consolidated statements of financial condition as our debt. As of June 30, 2014, the Class C 2014 Notes and LLC equity interests were eliminated in consolidation.

The Credit Facility, as most recently amended on June 5, 2014, allows Funding to borrow up to $150.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. The reinvestment period of the Credit Facility expires on October 21, 2014, and the stated maturity date of the Credit Facility is October 22, 2018.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million and the maximum amount that a single SBIC licensee may issue is $150.0 million. As of June 30, 2014, GC SBIC IV, L.P., or SBIC IV, and GC SBIC V, L.P., or SBIC V, had $150.0 million and $58.8 million of outstanding SBA-guaranteed debentures, respectively, leaving incremental borrowing capacity of $16.2 million for SBIC V, under present SBIC regulations. As of September 30, 2013, SBIC IV and SBIC V had $146.3 million and $33.2 million, respectively, of outstanding SBA-guaranteed debentures.

SBIC IV and SBIC V may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of June 30, 2014, we had committed and funded $75.0 million to SBIC IV, and SBIC IV had SBA-guaranteed debentures of $150.0 million outstanding that mature between March 2021 and March 2024. As of June 30, 2014, we had committed and funded $37.5 million to SBIC V, and SBIC V had SBA-guaranteed debentures of $58.8 million outstanding that mature between September 2023 and September 2024.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of June 30, 2014, our asset coverage for borrowed amounts was 240.8% (excluding the SBA debentures).

On March 18, 2014, we priced a public offering of 3,500,000 shares of common stock at a public offering price of $18.05 per share, raising approximately $63.2 million in gross proceeds. On March 21, 2014, the transaction closed, the shares were issued, and proceeds, net of offering costs but before expenses, of $61.3 million were received. On April 23, 2014, we sold an additional 166,855 shares of our common stock at a public offering price of $18.05 per share pursuant to the underwriters’ partial exercise of the option granted in connection with this offering.

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

We believe that our existing cash and cash equivalents and available borrowings as of June 30, 2014 will be sufficient to fund our anticipated requirements through at least June 30, 2015.

Portfolio Composition, Investment Activity and Yield

As of June 30, 2014 and September 30, 2013, we had investments in 146 and 135 portfolio companies, respectively, with a total value of $1,290.5 million and $1,019.8 million, respectively, and had investments in subordinated notes and LLC equity interests in SLF with a total value of $34.4 million and $4.8 million, respectively. The following table shows the asset mix of our new origination commitments for the three and nine months ended June 30, 2014 and 2013:

	For the three months ended June 30,				For the nine months ended June 30,
	2014		2013		2014		2013
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments

Senior secured	$29,220	18.5%	$57,956	20.1%	$89,285	14.2%	$136,875	22.5%
One stop	125,034	78.8	179,599	62.3	474,887	75.6	355,036	58.3
Second lien	-	-	46,432	16.1	20,534	3.3	108,295	17.8
Subordinated notes in SLF (1)	2,610	1.6	-	-	34,658	5.5	-	-
LLC equity interests in SLF (1)	373	0.2	-	-	2,923	0.5	-	-
Equity securities	1,452	0.9	4,457	1.5	5,621	0.9	8,600	1.4

Total new investment commitments	$158,689	100.0%	$288,444	100.0%	$627,908	100.0%	$608,806	100.0%

(1)   SLF's proceeds from the subordinated notes and LLC interests were utilized by SLF to fund senior secured loans. As of June 30, 2014, SLF funded senior secured loans to 31 different borrowers.

For the three and nine months ended June 30, 2014, we had approximately $77.5 million and $276.8 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and nine months ended June 30, 2014, we had sales of securities in two and eight portfolio companies aggregating approximately $1.8 million and $9.8 million, respectively, in net proceeds.

For the three and nine months ended June 30, 2013, we had approximately $67.5 million and $234.9 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and nine months ended June 30, 2013, we had sales of securities in three and ten portfolio companies aggregating approximately $25.2 million and $41.6 million, respectively, in net proceeds.

The following table shows the par, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2014 (1)			As of September 30, 2013 (1)
		Amortized	Fair		Amortized	Fair
	Par	Cost	Value	Par	Cost	Value
	(In thousands)

Senior secured:
Performing	$291,128	$288,052	$289,175	$298,989	$295,180	$295,493
Non-accrual (2)	3,288	3,277	215	2,624	2,628	665

One stop:
Performing	876,141	864,374	866,413	558,140	549,855	554,523
Non-accrual (2)	-	-	-	-	-	-

Second lien:
Performing	86,575	85,040	86,784	112,714	111,319	112,873
Non-accrual (2)	-	-	-	384	382	-

Subordinated debt:
Performing	3,584	3,563	4,164	21,562	21,374	22,552
Non-accrual (2)	-	-	-	3,034	3,001	-

Subordinated notes in SLF: (3)
Performing	29,610	29,610	29,610	4,140	4,140	4,066
Non-accrual (2)	-	-	-	-	-	-

LLC equity interests in SLF: (3)	N/A	4,230	4,787	N/A	591	768

Equity:	N/A	31,560	43,742	N/A	29,491	33,705

Total	$1,290,326	$1,309,706	$1,324,890	$1,001,587	$1,017,961	$1,024,645

(1)	Ten and nine of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of June 30, 2014 and September 30, 2013, respectively.
(2)	We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will not be collected. See "—Critical Accounting Policies—Revenue Recognition."
(3)	SLF's proceeds from the subordinated notes and LLC equity interests in SLF were utilized by SLF to fund senior secured loans.

The following table shows the weighted average rate, spread over LIBOR of floating rate, fixed rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and nine months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Weighted average rate of new investment fundings	7.1%	8.0%	7.3%	8.2%
Weighted average spread over LIBOR of new floating rate investment fundings	6.0%	6.6%	6.2%	6.7%
Weighted average rate of new fixed rate investment fundings	N/A	N/A	N/A	16.0%
Weighted average fees of new investment fundings	1.3%	1.3%	1.2%	1.4%
Weighted average rate of sales and payoffs of portfolio companies	7.8%	8.9%	8.8%	8.8%

For the three and nine months ended June 30, 2014, the weighted average annualized income yield on the fair value of income producing loans in our portfolio was 8.3% and 8.3%, respectively. For the three and nine months ended June 30, 2013, the weighted average annualized income yield on the fair value of income producing loans in our portfolio was 9.2% and 9.4%, respectively. As of June 30, 2014, 97.2% and 96.9% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2013, 96.1% and 95.6% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of June 30, 2014, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $29.8 million. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company. The portfolio median EBITDA excludes underlying borrowers in SLF.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2014 and September 30, 2013:

	As of June 30, 2014		As of September 30, 2013
Internal	Investments	Percentage of	Investments	Percentage of
Performance	at Fair Value	Total	at Fair Value	Total
Rating	(In thousands)	Investments	(In thousands)	Investments
5	$305,316	23.0%	$178,993	17.5%
4	949,643	71.7	750,611	73.3
3	65,257	4.9	88,458	8.6
2	4,459	0.4	6,521	0.6
1	215	0.0 *	62	0.0 *
Total	$1,324,890	100.0%	$1,024,645	100.0%

* Represents an amount less than 0.1%.

Senior Loan Fund

Effective May 31, 2013, we entered an agreement to co-invest with United Insurance through SLF, an unconsolidated Delaware LLC whose purpose is to primarily invest in senior secured loans of middle market companies. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of representatives of us and United Insurance (with approval from a representative of each required). SLF is capitalized with subordinated notes and LLC equity interest subscriptions from us and United Insurance. As of June 30, 2014, we and United Insurance owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests. As of June 30, 2014, SLF had subordinated note commitments from us and United Insurance totaling $100.0 million, of which approximately $33.8 million and $4.7 million in aggregate principal amount was funded at June 30, 2014 and September 30, 2013, respectively. As of June 30, 2014, SLF had LLC equity interest subscriptions from us and United Insurance totaling $25.0 million, of which approximately $4.8 million and $0.7 million in aggregate was called and contributed at June 30, 2014 and September 30, 2013, respectively.

On January 17, 2014, Senior Loan Fund II LLC, a wholly owned subsidiary of SLF, or SLF II, entered into a senior secured revolving credit facility, or the SLF Credit Facility, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which, as amended, allows SLF II to borrow up to $100.0 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ends April 11, 2015, and the stated maturity date is April 11, 2019. As of June 30, 2014, SLF II had outstanding debt under the SLF Credit Facility of $66.4 million.

Through the reinvestment period, the SLF Credit Facility bears interest at one-month LIBOR, plus a rate between 1.75% and 2.25%, depending on the composition of the collateral asset portfolio, per annum. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the SLF Credit Facility.

As of June 30, 2014 and September 30, 2013, SLF had total assets at fair value of $106.9 million and $13.8 million, respectively. As of June 30, 2014 and September 30, 2013, SLF’s portfolio was comprised of first lien senior secured loans to 31 and four different borrowers, respectively. As of June 30, 2014 and September 30, 2013, none of these loans was on non-accrual status. The portfolio companies in SLF are U.S. middle market companies in industries similar to those in which we may invest directly. Additionally, as of June 30, 2014 and September 30, 2013, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $9.9 million and $2.7 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of June 30, 2014 and September 30, 2013:

	As of June 30, 2014	As of September 30, 2013
	(Dollars in thousands)
Senior secured loans (1)	$103,860	$13,677
Weighted average current interest rate on senior secured loans (2)	5.2%	5.9%
Number of borrowers in SLF	31	4
Largest loan to a single borrower (1)	$8,250	$8,313
Total of five largest loans to borrowers (1)	$31,469	$13,620

(1)	At principal amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Loan Portfolio as of June 30, 2014

				Current
			Maturity	Interest		Principal/Par	Fair
Portfolio Company	Business Description	Investment Type	Date	Rate (1)		Amount	Value (2)
						(In thousands)
5.11, Inc. (3)	Textiles and Leather	Senior Loan	02/2020	6.0%		$3,298	$3,306
ACTIVE Network, Inc.	Electronics	Senior Loan	11/2020	5.5		1,990	1,984
ARG IH Corporation (3)	Beverage, Food and Tobacco	Senior Loan	11/2020	5.0		2,156	2,172
Atrium Innovations	Personal and Non Durable Consumer Products	Senior Loan	02/2021	4.3		3,565	3,542
BJ's Wholesale Club, Inc.	Retail Stores	Senior Loan	09/2019	4.5		2,992	3,000
Blue Coat Systems, Inc.	Electronics	Senior Loan	05/2019	4.0		1,995	1,999
BMC Software, Inc.	Electronics	Senior Loan	09/2020	5.0		1,990	1,990
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.0		8,250	8,263
Connect Merger Sub, Inc.	Telecommunications	Senior Loan	04/2020	4.8		3,985	4,006
Dell, Inc.	Electronics	Senior Loan	04/2020	4.5		1,990	2,003
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior Loan	04/2021	4.8		2,500	2,508
Diversified Foodservice Supply, Inc. (3)	Beverage, Food and Tobacco	Senior Loan	12/2018	6.0		4,240	4,240
Diversified Foodservice Supply, Inc. (3)	Beverage, Food and Tobacco	Senior Loan	12/2018	7.0		88	88
El Pollo Loco Inc. (3)	Personal, Food and Miscellaneous Services	Senior Loan	10/2018	5.3		4,752	4,788
Federal-Mogul Corporation	Automobile	Senior Loan	04/2021	4.8		4,000	4,010
GSDM Holdings Corp. (3)	Healthcare, Education and Childcare	Senior Loan	06/2019	5.3		1,804	1,795
Nuveen Investments, Inc.	Finance	Senior Loan	05/2017	4.1		3,000	3,009
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8		2,063	2,063
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8		468	468
Paradigm Management Services, LLC (3)	Healthcare, Education and Childcare	Senior Loan	01/2019	5.5		6,279	6,279
Payless ShoeSource, Inc.	Retail Stores	Senior Loan	03/2021	5.0		2,000	2,009
Plano Molding Company, LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	10/2018	5.3		1,838	1,838
Print Payroll Services, LLC	Diversified Conglomerate Service	Senior Loan	06/2019	5.5		2,390	2,378
Print Payroll Services, LLC	Diversified Conglomerate Service	Senior Loan	06/2019	3.2		568	565
Print Payroll Services, LLC (4)	Diversified Conglomerate Service	Senior Loan	06/2019	N/A	(5)	-	(6)
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3		5,003	5,003
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3		428	428
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior Loan	10/2020	4.3		3,985	3,948
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	5.3		6,531	6,490
Self Esteem Brands, LLC (3) (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	N/A	(5)	-	(4)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior Loan	05/2018	5.5		973	973
Syncsort Incorporated (3)	Electronics	Senior Loan	03/2019	5.8		4,978	4,929
Syncsort Incorporated (3) (4)	Electronics	Senior Loan	03/2019	N/A	(5)	-	(11)
Syncsort Incorporated (3) (4)	Electronics	Senior Loan	03/2019	N/A	(5)	-	(3)
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior Loan	10/2019	5.3		2,446	2,446
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior Loan	07/2018	5.8		1,432	1,432
Tectum Holdings, Inc. (3)	Automobile	Senior Loan	09/2018	5.3		2,790	2,790
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		3,470	3,470
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	6.8		465	465
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		166	166
W3 Co.	Oil and Gas	Senior Loan	03/2020	5.8		2,992	2,951
						$103,860	$103,770

(1)	Represents the weighted average annual current interest rate as of June 30, 2014. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.
(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.
(4)	The negative fair value is the result of the unfunded commitment being valued below par.
(5)	The entire commitment was unfunded at June 30, 2014. As such, no interest is being earned on this investment.

SLF Loan Portfolio as of September 30, 2013

				Current
Portfolio		Investment	Maturity	Interest		Principal/Par	Fair
Company	Business Description	Type	Date	Rate (1)		Amount	Value (2)
						(In thousands)
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.8%		$8,313	$8,365
SoftWriters, Inc.	Diversified Conglomerate Service	Senior Loan	09/2018	6.5		1,578	1,559
SoftWriters, Inc. (3)	Diversified Conglomerate Service	Senior Loan	09/2018	N/A	(4)	-	(8)
SoftWriters, Inc. (3)	Diversified Conglomerate Service	Senior Loan	09/2018	N/A	(4)	-	(3)
Take 5 Oil Change, L.L.C. (5)	Automobile	Senior Loan	07/2018	6.3		1,445	1,434
Take 5 Oil Change, L.L.C. (5)	Automobile	Senior Loan	07/2018	6.3		57	55
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.5		2,218	2,206
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	6.5		66	63
U.S. Water Services, Inc. (3)	Utilities	Senior Loan	08/2018	N/A	(4)	-	(5)
						$13,677	$13,666

(1)	Represents the weighted average annual current interest rate as of September 30, 2013. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.
(3)	The negative fair value is the result of the unfunded commitment being valued below par.
(4)	The entire commitment was unfunded at September 30, 2013. As such, no interest is being earned on this investment.
(5)	We also hold a portion of the first lien senior secured loan in this portfolio company.

We have committed to fund $87.5 million of subordinated notes and $21.9 million of LLC equity interest subscriptions to SLF. The amortized cost and fair value of the subordinated notes in SLF held by us were $29.6 million and $29.6 million, respectively, as of June 30, 2014, and $4.1 million and $4.1 million, respectively, as of September 30, 2013. The subordinated notes pay a weighted average interest rate of three-month LIBOR plus 8.0%, which increased from three-month LIBOR plus 4.0% subsequent to closing the SLF Credit Facility. For the three and nine months ended June 30, 2014, we earned interest income of $0.6 million and $1.3 million, respectively, on the subordinated notes. We did not hold any subordinated notes during the three and nine months ended June 30, 2013 as SLF was formed in May 2013 and commenced operations in July 2013. For the three and nine months ended June 30, 2014, we earned an annualized total return on our weighted average capital invested in SLF of 9.6% and 8.0%, respectively.  The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF subordinated notes and LLC equity interests by the combined daily average of our investments in (1) the principal of the SLF subordinated notes and (2) the net asset value of the SLF LLC equity interests.

Total investments at SLF continue to grow and now exceed $100.0 million as of June 30, 2014. We anticipate faster asset growth at SLF in the coming quarters. Below is certain summarized financial information for SLF as of June 30, 2014 and September 30, 2013 and for the three and nine months ended June 30, 2014 and 2013:

	As of June 30, 2014	As of September 30, 2013
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments in loans receivable, net of discount for loan origination fees	$103,770	$13,666
Cash and other assets	3,096	155
Total assets	$106,866	$13,821

Senior credit facility	$66,350	$-
Payable for open trades	-	8,259
Other liabilities	1,205	37
Total liabilities	67,555	8,296
Subordinated notes and members' equity	39,311	5,525
Total liabilities and net assets	$106,866	$13,821

	Three months ended June 30,			Nine months ended June 30,
	2014	2013		2014	2013
	(In thousands)
Selected Statement of Operations Information:
Total revenues	$1,277	NA	(1)	$2,390	NA	(1)
Total expenses	$1,157	NA	(1)	$2,198	NA	(1)
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	$114	NA	(1)	$241	NA	(1)
Net increase in net assets	$234	NA	(1)	$433	NA	(1)

(1)	SLF was formed in May 2013 and commenced operations in July 2013.

SLF has elected to fair value the subordinated notes issued to us and United Insurance under ASC Topic 825 – Financial Instruments. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For the three and nine months ended June 30, 2014, SLF recognized zero and $0.1 million in unrealized appreciation, respectively, on the subordinated notes. The following table presents the difference between fair value and the aggregate contractual principal amounts of subordinated notes for which the fair value option has been elected as of June 30, 2014 and September 30, 2013:

	As of June 30, 2014
	(In thousands)
	Par Value	Carrying Value	Fair Value	Unrealized Appreciation / (Depreciation)

Subordinated notes	$33,840	$33,840	$33,840	$-

	As of September 30, 2013
	(In thousands)
	Par Value	Carrying Value	Fair Value	Unrealized Appreciation / (Depreciation)

Subordinated notes	$4,731	$4,731	$4,646	$(85)

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of June 30, 2014 is as follows:

	Payments Due by Period (In millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years (1)	5 Years (1)

2010 Debt Securitization	$215.0	$-	$-	$-	$215.0
2014 Debt Securitization	246.0	-	-	-	246.0
SBA debentures	208.8	-	-	-	208.8
Credit Facility	33.5	-	-	33.5	-
Revolver	-	-	-	-	-
Unfunded commitments (2)	101.9	101.9	-	-	-
Total contractual obligations (3)	$805.2	$101.9	$-	$33.5	$669.8

(1) The notes offered in the 2010 Debt Securitization are scheduled to mature on July 20, 2023, and the notes offered in the 2014 Debt Securitization are scheduled to mature on April 25, 2026. The SBA debentures are scheduled to mature between March 2021 and September 2024. The Credit Facility is scheduled to mature on October 22, 2018. The Revolver is scheduled to mature on November 22, 2019.

(2) Unfunded commitments represent all amounts unfunded as of June 30, 2014. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of June 30, 2014.

(3) Total contractual obligations exclude $20.3 million of secured borrowings.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2014 and September 30, 2013, we had outstanding commitments to fund investments totaling $101.9 million and $76.3 million, respectively.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into an Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.

•	Golub Capital LLC provides, and other affiliates of Golub Capital have historically provided, us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.

•	We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”

•	Under the Staffing Agreement, Golub Capital has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis.

•	GC Advisors serves as collateral manager to the 2010 Issuer and the 2014 Issuer under collateral management agreements and receives a fee for providing these services that is offset against the base management fee payable by us under the Investment Advisory Agreement.

•	In our common stock offerings that closed on October 19, 2012, January 18, 2013 and September 17, 2013, Golub Capital Employee Grant Program Rabbi Trust, a trust organized for the purpose of awarding equity incentive compensation to employees of Golub Capital, purchased an aggregate of $3.0 million of shares, $1.0 million of shares and $1.7 million of shares, respectively, at each respective public offering price per share. In addition, in our common stock offerings that closed on October 19, 2012 and September 17, 2013, Mr. William M. Webster IV, one of our directors, and certain of his family members purchased 10,000 shares and 40,000 shares, respectively, at each respective public offering price per share.

•	GC Advisors irrevocably waived $0.3 million of the incentive fee payable by us to GC Advisors for the year ended September 30, 2013.

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

Fair Value Measurements

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2014 and 2013. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2014 and September 30, 2013, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), were valued using Level 3 inputs of the fair value hierarchy.

When determining fair value of Level 3 debt and equity investments and, we may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, we will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, we use a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, we may base our valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. We generally uses the midpoint of the bid/ask range as our best estimate of fair value of such investment.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a market existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which such investment had previously been recorded.

Our investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

Valuation of Secured Borrowings

We have elected the fair value option under ASC Topic 825 — Financial Instruments (“ASC Topic 825”) relating to accounting for debt obligations at their fair value for our secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. All secured borrowings as of June 30, 2014 and September 30, 2013 were valued using Level 3 inputs under the fair value hierarchy, and our approach to determining fair value of Level 3 secured borrowings is consistent with our approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

Valuation of Other Financial Assets and Liabilities

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issued discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $0.2 million as of June 30, 2014 and $0.7 million as of September 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, most significantly changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2014 and September 30, 2013, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.20% and 1.34%, respectively. In addition, the Class A and B 2010 Notes issued as a part of the 2010 Debt Securitization and the Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization have floating interest rate provisions based on three-month LIBOR that resets quarterly, the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily and the Revolver has a floating interest rate provision based on, at the election of Revolver Funding, either one-month, two-month or three-month LIBOR or PrivateBank’s prime rate that resets at contract maturity. As of June 30, 2014 and September 30, 2013, the weighted average LIBOR floor on the secured borrowings, which reset quarterly, was 1.25% and 1.25%, respectively. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of June 30, 2014 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

			Net increase
	Increase (decrease) in	Increase (decrease) in	(decrease) in
Change in interest rates	interest income	interest expense	investment income
	(in thousands)
Down 25 basis points	$(76)	$(1,236)	$1,160
Up 50 basis points	152	2,473	(2,321)
Up 100 basis points	1,334	4,947	(3,613)
Up 200 basis points	13,212	10,091	3,121
Up 300 basis points	25,499	15,239	10,260

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under the Debt Securitizations, the Credit Facility, the Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Twelfth Amendment to Loan and Servicing Agreement, dated June 5, 2014, by and among Golub Capital BDC Funding LLC, as the Borrower; Golub Capital BDC, Inc., as Transferor and Servicer; Wells Fargo Securities, LLC, as the Administrative Agent; the lenders from time to time party thereto; the lender agents from time to time party thereto; and Wells Fargo Bank, N.A., as the Collateral Agent, the Account Bank, and the Collateral Custodian (amending the Loan and Servicing Agreement, dated as of July 21, 2011) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 6, 2014)

10.2	Purchase Agreement, dated June 5, 2014, by and among Golub Capital BDC, Inc., Golub Capital BDC CLO 2014 LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 6, 2014)

10.3	Loan Sale Agreement, dated June 5, 2014, by and between Golub Capital BDC, Inc. and Golub Capital BDC CLO 2014 LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 6, 2014)

10.4	Indenture, dated June 5, 2014, by and between Golub Capital BDC CLO 2014 LLC and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 6, 2014)

10.5	Collateral Management Agreement, dated June 5, 2014, by and between Golub Capital BDC CLO 2014 LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 6, 2014)

10.6	Second Amended and Restated Investment Advisory Agreement, dated August 5, 2014, by and between Registrant and GC Advisors LLC*

31.1	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: August 7, 2014	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2014	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)

