Form 10-K
period 2014-09-30
Golub Capital BDC, Inc.
filed 2014-11-18
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on March 31, 2014 based on the closing price on that date of $17.84 on the Nasdaq Global Select Market was approximately $835.9 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 47,119,498 shares of the registrant’s common stock outstanding as of November 17, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2014.

i

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and “Golub Capital BDC” refer to Golub Capital BDC, Inc., a Delaware corporation, and its consolidated subsidiaries, including Holdings, the 2010 Issuer and the 2014 Issuer; “Holdings” refers to Golub Capital BDC 2010-1 Holdings LLC, a Delaware limited liability company, or LLC, our direct subsidiary, and “2010 Issuer” refers to Golub Capital BDC 2010-1 LLC, a Delaware LLC, our indirect subsidiary;
•	“Funding” refers to Golub Capital BDC Funding, LLC, a Delaware LLC, our direct subsidiary; “Controlling Class” refers to the most senior class of notes then outstanding of the 2010 Issuer or the 2014 Issuer, as applicable;
•	“2014 Issuer” refers to Golub Capital BDC CLO 2014 LLC, a Delaware LLC, our direct subsidiary;
•	“2010 Debt Securitization” refers to the $350.0 million term debt securitization that we completed on July 16, 2010, as amended on February 15, 2013, in which the 2010 Issuer issued an aggregate of $350.0 million of notes, or the “2010 Notes,” including $203.0 million of Class A 2010 Notes, which bear interest at a rate of three-month London Interbank Offered Rate, or LIBOR, plus 1.74%, $12.0 million of Class B 2010 Notes, which bear interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest;
•	“2014 Debt Securitization” refers to the $402.6 million term debt securitization that we completed on June 5, 2014, in which the 2014 Issuer issued an aggregate of $402.6 million of notes, or the “2014 Notes,” including $191.0 million of Class A-1 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.45% through December 4, 2015 and three-month LIBOR plus 1.95% thereafter, $35.0 million of Class B 2014 Notes, which bear interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bear interest at a rate of three-month LIBOR plus 3.50%, and $119.1 of LLC equity interests that do not bear interest;
•	“Credit Facility” refers to the senior secured revolving credit facility that Funding entered into completed on July 21, 2011 with Wells Fargo Securities, LLC as administrative agent, and Wells Fargo Bank, N.A., as lender, as most recently amended on October 17, 2014, for up to $150.0 million that bears interest at a rate of one-month LIBOR plus 2.25% per annum through the reinvestment period, which ends November 22, 2015, and bears interest at a rate of one-month LIBOR plus 2.75% for the period following the reinvestment period through the stated maturity date of October 17, 2019;
•	“Revolver Funding” refers to Golub Capital BDC Revolver Funding LLC, a Delaware LLC, our direct subsidiary;
•	“Revolver” refers to the $15.0 million revolving line of credit that Revolver Funding entered into on November 22, 2013 with The PrivateBank and Trust Company, or PrivateBank, that bears interest, at the election of Revolver Funding, at a rate of either one-, two- or three-month LIBOR plus 3.50% per annum or PrivateBank’s prime rate plus 1.50% per annum through November 22, 2014 and either one-, two- or three-month LIBOR plus 2.50% per annum or PrivateBank’s prime rate plus 0.50% per annum for the period subsequent to November 22, 2014 and matures on November 22, 2019;
•	“SLF” refers to Senior Loan Fund LLC, an unconsolidated Delaware LLC, in which we co-invest with RGA Reinsurance Company, or RGA, primarily in senior secured loans. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of SLF must be approved by the SLF investment committee, which presently consists of two representatives of each of the members (with unanimous approval required from either (i) one representative of each of us and RGA or (ii) both representatives of each of us and RGA currently). As of September 30, 2014, we owned 87.5% of both the outstanding subordinated notes and LLC equity interests of SLF. As of

September 30, 2014, SLF had subordinated note commitments from its members totaling $100.0 million and LLC equity interest subscriptions from its members totaling $25.0 million. We have committed to fund $87.5 million of subordinated notes and $21.9 million of LLC equity interest subscriptions to SLF;
•	“GC Advisors” refers to GC Advisors LLC, a Delaware LLC, our investment adviser;
•	“Administrator” refers to Golub Capital LLC, a Delaware LLC, an affiliate of GC Advisors and our administrator and for periods prior to February 5, 2013, GC Service Company, LLC; and
•	“Golub Capital” refers, collectively, to the activities and operations of Golub Capital Incorporated, Golub Capital LLC (formerly Golub Capital Management LLC), which entity employs all of Golub Capital’s investment professionals, GC Advisors and associated investment funds and their respective affiliates.

On April 13, 2010, we converted from a limited liability company into a corporation. In this conversion, Golub Capital BDC, Inc. succeeded to the business of Golub Capital BDC LLC and its consolidated subsidiary, and the members of Golub Capital BDC LLC became stockholders of Golub Capital BDC, Inc.

Item 1. Business

GENERAL

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We were formed in November 2009 to continue and expand the business of our predecessor, Golub Capital Master Funding LLC, which commenced operations in July 2007, to make investments primarily in senior secured, one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans and warrants and minority equity securities of middle market companies that are, in most cases, sponsored by private equity firms. In this annual report on Form 10-K, the term “middle market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of between $10.0 million and $50.0 million annually.

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured, one stop, second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle market companies with over $10.0 billion in capital under management as of September 30, 2014, (2) selecting investments within our core middle market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

We seek to create a diverse portfolio that includes primarily senior secured, one stop, second lien and subordinated loans and warrants and minority equity securities by primarily investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of U.S. middle market companies. We may also selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

In the current environment, we are focusing on senior secured loans and one stop investments, given the greater principal protection from the first lien security interest associated with such loans.

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

As of September 30, 2014, our portfolio at fair value was comprised of 19.5% senior secured loans, 69.8% one stop loans, 4.4% second lien loans, 0.3% subordinated loans, 3.4% equity and 2.6% of investments in SLF. As of September 30, 2013, our portfolio at fair value was comprised of 28.9% senior secured loans, 54.1% one stop loans, 11.0% second lien loans, 2.2% subordinated loans, 3.3% equity and 0.5% of investments in SLF.

As of September 30, 2014, 2013 and 2012, we had debt and equity investments in 145, 135 and 121 portfolio companies, respectively, and as of September 30, 2014 and 2013, we had investments in subordinated notes and LLC equity interests in SLF. For the years ended September 30, 2014, 2013 and 2012, our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average income yield (which is calculated as income from interest and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning investments) of 8.3%, 9.1% and 9.3%, respectively, and a weighted average investment income yield (which is calculated as income from interest, fees and amortization of capitalized fees and discounts divided by average fair value of earning investments) of 9.0%, 10.1% and 10.2%, respectively.

As of September 30, 2014, we and RGA owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests of SLF. Additionally, on January 17, 2014, Senior Loan Fund II LLC, a wholly owned subsidiary of SLF, or SLF II, entered into a senior secured revolving credit facility, or the SLF Credit Facility, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which, as amended, allows SLF II to borrow up to $100.0 million, subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ends April 11, 2015, and the stated maturity date is April 11, 2019. As of September 30, 2014, SLF had subordinated note commitments from its members totaling $100 million, of which approximately $29.3 million and $4.7 million in aggregate principal amount was funded at September 30, 2014 and 2013, respectively. As of September 30, 2014, SLF had LLC equity interest subscriptions from its members totaling $25 million, of which approximately $10.6 million and $0.7 million in aggregate was called and contributed as of September 30, 2014 and 2013, respectively.

As of September 30, 2014 and 2013, the Company’s investment in SLF consisted of subordinated notes of approximately $25.6 million and $4.1 million, respectively, and LLC equity interests of approximately $9.2 and $592,000, respectively, which represented 2.6% and 0.5% of our portfolio at fair value.

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

Our Investment Adviser

Our investment activities are managed by our investment adviser, GC Advisors. GC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. GC Advisors was organized in September 2008 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our second amended and restated investment advisory agreement, or the Investment Advisory Agreement, with GC Advisors, we pay GC Advisors a base management fee and an incentive fee for its services. See “Business — Management Agreements — Management Fee” for a discussion of the base management fee and incentive fee, including the cumulative income incentive fee and the income and capital gains incentive fee, payable by us to GC Advisors. Unlike most closed-end funds whose fees are based on assets net of leverage, our base management fee is based on our average-adjusted gross assets (including leverage and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and, therefore, GC Advisors benefits when we incur debt or use leverage. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the definition under U.S. Generally Accepted Accounting Principles, or GAAP, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). Additionally, under the incentive fee structure, GC Advisors benefits when capital gains are recognized and, because it determines when a holding is sold, GC Advisors controls the timing of the recognition of capital gains. Our board of directors is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. See “Business — Management Agreements — Board Approval of the Investment Advisory Agreement.”

GC Advisors is an affiliate of Golub Capital and pursuant to a staffing agreement, or the Staffing Agreement, Golub Capital LLC makes experienced investment professionals available to GC Advisors and provides access to the senior investment personnel of Golub Capital LLC and its affiliates. The Staffing Agreement provides GC Advisors with access to investment opportunities, which we refer to in the aggregate as deal flow, generated by Golub Capital LLC and its affiliates in the ordinary course of their businesses and commits the members of GC Advisors’ investment committee to serve in that capacity. As our investment adviser, GC Advisors is obligated to allocate investment opportunities among us and its other clients fairly and equitably over time in accordance with its allocation policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.” However, there can be no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. GC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Golub Capital LLC’s investment professionals.

An affiliate of GC Advisors, the Administrator, provides the administrative services necessary for us to operate. See “Business — Management Agreements — Administration Agreement” for a discussion of the fees and expenses we are required to reimburse to the Administrator.

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of September 30, 2014, Golub Capital managed over $8.0 billion of invested or available capital for senior secured, one stop, second lien and subordinated loan investments in middle-market companies. Since its inception, Golub Capital has closed deals with over 150 middle-market sponsors and repeat transactions with over 100 sponsors.

Golub Capital’s middle market lending group is managed by a four-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman and Gregory W. Cashman. As of September 30, 2014, Golub Capital’s more than 70 investment professionals had an average of over 12 years of investment experience and were supported by more than 115 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Investment Criteria/Guidelines

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured, one stop, second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle market companies. We seek to generate strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries and private equity investors.

We primarily target U.S. middle market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We may also make opportunistic loans to independently owned and publicly held middle market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

•	annual EBITDA of $10.0 million to $50.0 million;
•	sustainable leading positions in their respective markets;
•	scalable revenues and operating cash flow;
•	experienced management teams with successful track records;
•	stable, predictable cash flows with low technology and market risks;
•	a substantial equity cushion in the form of capital ranking junior to our investment;
•	low capital expenditures requirements;
•	a North American base of operations;
•	strong customer relationships;
•	products, services or distribution channels having distinctive competitive advantages;
•	defensible niche strategy or other barriers to entry; and
•	demonstrated growth strategies.

While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be met by each prospective portfolio company.

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. Golub Capital’s origination personnel are located in offices in New York, Chicago and San Francisco. Each originator maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2014 and 2013:

	September 30, 2014		September 30, 2013
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$129,806	9.7%	$178,993	17.5%
4	1,144,232	84.9	750,611	73.3
3	68,944	5.1	88,458	8.6
2	4,625	0.3	6,521	0.6
1	5	0.0*	62	0.0*
Total	$1,347,612	100.0%	$1,024,645	100.0%

*	Represents an amount less than 0.1%.

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

Senior Loan Fund.  We have invested in SLF, which as of September 30, 2014 consisted of a portfolio of loans to 31 different borrowers in industries similar to the companies in our portfolio. SLF invests in debt securities that are secured by a first lien on some or all of the issuer’s assets, including traditional senior debt and any related revolving or similar credit facility, in generally the same manner as our senior secured loans.

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

Investments

We seek to create a diverse portfolio that includes primarily senior secured, one stop, second lien and subordinated loans and warrants and minority equity securities by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2014, as well as the top ten industries in which we were invested as of September 30, 2014, in each case excluding SLF calculated as a percentage of our total investments as of such date.

Portfolio Company	Fair Value of Investments (In thousands)	Percentage of Total Investments
Atkins Nutritionals, Inc	$46,536	3.4%
Boot Barn, Inc.	32,156	2.4
Accellos, Inc.	31,113	2.3
Market Track, LLC	30,910	2.3
Packaging Coordinators, Inc.	29,730	2.2
Bomgar Corporation	29,109	2.2
ILC Industries, Inc.	28,271	2.1
Brooks Equipment Company, LLC	27,947	2.1
Onsite Holding Corp.	26,921	2.0
Sparta Holding Corporation	23,667	1.7
	$306,360	22.7%

Industry	Fair Value of Investments (In thousands)	Percentage of Total Investments
Healthcare, Education and Childcare	$227,144	16.9%
Retail Stores	189,857	14.1
Diversified Conglomerate Service	170,396	12.6
Beverage, Food and Tobacco	119,610	8.9
Electronics	108,695	8.1
Aerospace and Defense	74,470	5.5
Diversified Conglomerate Manufacturing	74,058	5.5
Leisure, Amusement, Motion Pictures and Entertainment	53,922	4.0
Personal, Food and Miscellaneous Services	40,194	3.0
Personal and Non-Durable Consumer Products	32,620	2.4
	$1,090,966	81.0%

As of September 30, 2014, our $34.8 million of investments in SLF represented 2.6% of our portfolio. For additional information concerning SLF’s portfolio diversification, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Composition, Investment Activity and Yield” or Note 4 in “Consolidated Financial Statements and Supplementary Data”.

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

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by GC Advisors. We have a chief executive officer, chief financial officer and chief compliance officer and, to the extent necessary, our board of directors may elect to hire additional personnel going forward. Our officers are employees of Golub Capital LLC, an affiliate of GC Advisors, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to the administration agreement, or the Administration Agreement, with the Administrator. Some of our executive officers are also officers of GC Advisors. See “Business — Management Agreements — Administration Agreement.”

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

Certain personnel of Golub Capital LLC conduct activities on our behalf directly through, and under the supervision of, GC Advisors. GC Advisors’ services under the Investment Advisory Agreement are not exclusive. Pursuant to the Staffing Agreement, Golub Capital LLC provides GC Advisors with the resources to fulfill its obligations under the Investment Advisory Agreement, including staffing by experienced investment professionals and access to the senior investment personnel of Golub Capital LLC, including a commitment by each member of GC Advisors’ investment committee to serve in such capacity. These personnel services are provided under the

Staffing Agreement on a direct cost reimbursement basis to GC Advisors. Subject to the requirements of the 1940 Act, GC Advisors may enter into one or more sub-advisory agreements under which GC Advisors may obtain assistance in fulfilling its responsibilities under the Investment Advisory Agreement.

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

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% quarterly. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our Pre-Incentive Fee Net Investment Income and make it easier for GC Advisors to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our Pre-Incentive Fee Net Investment Income used to calculate this part of the incentive fee is also included in the amount of our total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets and cash collateral on deposit with custodian) used to calculate the 1.375% base management fee, which fee is payable on all of our assets managed by GC Advisors.

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

Quarterly Income Component of Income and Capital Gains Incentive Fee Calculation Based on Net Income

Pre-Incentive Fee Net Investment Income
(Expressed as a Percentage of the Value of Net Assets)

Percentage of Pre-Incentive Fee Net Investment Income Allocated to Income Component of Income and Capital Gains Incentive Fee Calculation

The second part of the Income and Capital Gain Incentive Fee Calculation, or the Capital Gain Incentive Fee, equals (a) 20.0% of our Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. On August 5, 2014, we amended the Investment Advisory Agreement, effective as of June 30, 2014, to provide that the Capital Gain Incentive Fee Base is reduced by the amount of any unamortized deferred financing costs, if and to the degree that such costs exceed unrealized capital appreciation. Our “Capital Gain Incentive Fee Base” equals (1) the sum of (i) our realized capital gains (including realized capital gains on derivative instruments), if any, on a cumulative positive basis from April 13, 2010 through the end of each calendar year, (ii) all realized capital losses (including realized capital losses on derivative instruments) on a cumulative basis and (iii) all unrealized capital depreciation (including unrealized capital depreciation on derivative instruments) on a cumulative basis less (2) all unamortized deferred financing costs, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

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

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the years ended September 30, 2014, 2013 and 2012 was $0. However, in accordance with GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain Incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Since inception through September 30, 2014, we have not made any Capital Gain Incentive Fee payments. For the year ended September 30, 2014, we accrued a capital gain incentive fee payable under GAAP of $96. For the years ended September 30, 2013 and 2012, we did not accrue a capital gain incentive fee payable under GAAP.

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

Year 1:	No adjustment; no realized capital losses or unrealized capital depreciation
Year 2:	Investment A sold at a $5 million loss. Investment B has unrealized capital depreciation of $1 million. Therefore, GC Advisors would not be paid on the $6 million realized/unrealized loss which would result in a lower Incentive Fee by $1.2 million.
Year 3:	Investment B has unrealized capital depreciation of $2 million. Therefore, GC Advisors would not be paid on the $2 million unrealized capital depreciation, which would result in a lower Incentive Fee by $400,000.
Year 4:	Investment B sold at a $5 million loss. Investment B was previously marked down by $3 million; therefore, we would realize a $5 million loss on Investment B and reverse the previous $3 million in unrealized capital depreciation. The net effect would be a loss of $2 million. GC Advisors would not be paid on the $2 million loss which would result in a lower Incentive Fee by $400,000.

Alternative 2

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
Year 2:	FMV of Investment A determined to be $18 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
Year 3:	Investment A sold for $18 million. FMV of Investment B determined to be $24 million and FMV of Investment C determined to be $25 million.
Year 4:	FMV of Investment B determined to be $22 million. Investment C sold for $24 million.
Year 5:	Investment B sold for $20 million

The capital gains portion of the Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	None (No sales transactions)
Year 3:	None (Sales transaction resulted in a realized capital loss on Investment A)
Year 4:	None (Sales transaction resulted in a realized capital loss on Investment C)
Year 5:	None (Sales transaction resulted in a realized capital loss on Investment B)

Each quarterly Incentive Fee payable on the Income and Capital Gains Incentive Fee Calculation is subject to the Incentive Fee Cap. Below are the necessary adjustments to the Incentive Fee payable to adhere to the Incentive Fee Cap.

Year 1:	No adjustment; no realized capital losses or unrealized capital depreciation.
Year 2:	Investment A has unrealized capital depreciation of $2 million. Investment B has unrealized capital depreciation of $5 million. Therefore, GC Advisors would not be paid on the $7 million unrealized capital depreciation which would result in a lower Incentive Fee by $1.4 million.
Year 3:	Investment A sold at a $2 million loss. Investment A was previously marked down by $2 million; therefore, we would realize a $2 million loss on Investment A and reverse the previous $2 million in unrealized capital depreciation. Investment B has additional unrealized capital depreciation of $1 million. The net effect would be a loss of $1 million. GC Advisors would not be paid on the $1 million loss, which would result in a lower Incentive Fee by $200,000.
Year 4:	Investment B has additional unrealized capital depreciation of $2 million. Investment C sold at a $1 million realized loss. Therefore, GC Advisors would not be paid on the $3 million realized/unrealized loss which would result in a lower Incentive Fee by $600,000.
Year 5:	Investment B sold at a $10 million loss. Investment B was previously marked down by $8 million; therefore, we would realize a $10 million loss on Investment B and reverse the previous $8 million in unrealized capital depreciation. The net effect would be a loss of $2 million. GC Advisors would not be paid on the $2 million loss, which would result in a lower Incentive Fee by $400,000.

Alternative 3

Assumptions

Year 1:	$25 million investment made in Company A (“Investment A”) and $20 million investment made in Company B (“Investment B”)
Year 2:	Investment A is sold for $30 million, FMV of Investment B determined to be $21 million and $2 million of unamortized deferred financing costs
Year 3:	FMV of Investment B determined to be $23 million and $1 million of unamortized deferred financing costs
Year 4:	Investment B sold for $23 million and $0 of unamortized deferred financing costs

The capital gains portion of the Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	$800,000 (20% multiplied by (i) $5 million realized capital gains on sale of Investment A less (ii) $1 million unamortized deferred financing costs ($2 million of unamortized deferred financing costs less $1 million of unrealized gain))
Year 3:	$200,000 (20% multiplied by $5 million realized capital gains on sale of Investment A) less $800,000 million (Capital Gains Incentive Fee paid in year 2)
Year 4:	$600,000 (20% multiplied by $8 million realized capital gains on sale of Investment A and Investment B less Capital Gains Incentive Fee paid in years 2 and 3).

Each quarterly Incentive Fee payable on the Income and Capital Gains Incentive Fee Calculation is subject to the Incentive Fee Cap. Below are the necessary adjustments to the Incentive Fee payable to adhere to the Incentive Fee Cap.

Year 1:	No adjustment necessary
Year 2:	No adjustment necessary. GC Advisors would not be paid on the $1 million unrealized gain on Investment B.
Year 3:	No adjustment necessary. GC Advisors would not be paid on the $3 million unrealized gain on Investment B.
Year 4:	No adjustment necessary

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

Board Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in May 2014, our board of directors voted unanimously to reapprove the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•	the nature, extent and quality of the advisory and other services provided to us by GC Advisors;
•	the relative investment performance of us since April 1, 2013 and since our inception;
•	the fee structures of comparable externally managed business development companies that engage in similar investing activities; and
•	various other matters.

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

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, the Administrator also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance. The Administrator may retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2014, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Staffing Agreement

We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors is an affiliate of Golub Capital LLC and depends upon access to the investment professionals and other resources of Golub Capital LLC and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. GC Advisors also depends upon Golub Capital LLC to obtain access to deal flow generated by the professionals of Golub Capital LLC and its affiliates. Under the Staffing Agreement, Golub Capital LLC provides GC Advisors with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee serve in such capacity. The Staffing Agreement remains in effect until terminated and may be terminated by either party without penalty upon 60 days’ written notice to the other party. Services under the Staffing Agreement are provided to GC Advisors on a direct cost reimbursement basis, and such fees are not our obligation.

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

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:
•	is organized under the laws of, and has its principal place of business in, the United States;
•	is not an investment company (other than a small business investment company, or SBIC, wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
•	satisfies either of the following:
•	does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250.0 million market capitalization maximum; or
•	is controlled by a business development company or a group of companies including a business development company, the business development company actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the business development company has an affiliated person who is a director of the eligible portfolio company.
(2)	Securities of any eligible portfolio company which we control.
(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We consolidate our financial results with all of our wholly owned subsidiaries, including Holdings, the 2010 Issuer and the 2014 Issuer, for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. On September 13, 2011, we received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary from our 200% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure —  Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.”

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act imposes a variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

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

The licenses allow our SBICs to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. Under the regulations applicable to SBICs, an SBIC may have outstanding debentures guaranteed by the SBA generally in an amount of up to twice its regulatory capital, which generally equates to the amount of its equity capital. SBIC regulations currently limit the amount that a single SBIC subsidiary may borrow to a maximum of $150.0 million, assuming that it has at least $75 million of equity capital. The SBICs are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million and the maximum amount that may be issued by a single SBIC licensee is $150.0 million. As of September 30, 2014, SBIC IV and SBIC V had $150.0 million and $58.8 million of outstanding SBA guaranteed debentures, respectively, leaving incremental borrowing capacity of $16.2 million for SBIC V under present SBIC regulations.

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

Under present SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18.0 million and have average annual net income after U.S. federal income taxes not exceeding $6.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” concerns, as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6.0 million and have average annual net income after U.S. federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow on investments in the company, regardless of the size of the company at the time of the follow on investment, up to the time of the company’s initial public offering, if any.

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

Since the economic downturn that began in mid-2007, interest rates have remained low. Because longer-term inflationary pressure is likely to result from the U.S. government’s fiscal policies and challenges during this time, we will likely experience rising interest rates, rather than falling rates, at some point in the future.

To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase because the interest rates on the 2010 Notes and 2014 Notes issued under the 2010 Debt Securitization and 2014 Debt Securitization, respectively, and amounts borrowed under the Credit Facility and the Revolver are floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor. We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt securities, including SBA debentures. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, a decline in the prices of the debt due to rising market interest rates not reflected in such debt investments we own could adversely affect the trading price of our common stock and our net asset value.

We are dependent upon key personnel of GC Advisors for our success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.

We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. We expect that GC Advisors will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of GC Advisors will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Golub Capital LLC and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of GC Advisors have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

GC Advisors is an affiliate of Golub Capital LLC and depends upon access to the investment professionals and other resources of Golub Capital LLC and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. GC Advisors also depends upon Golub Capital LLC to obtain access to deal flow generated by the professionals of Golub Capital LLC and its affiliates. Under the Staffing Agreement, Golub Capital LLC provides GC Advisors with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Golub Capital LLC makes available to GC Advisors experienced investment professionals and provides access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to the Staffing Agreement and cannot assure you that Golub Capital LLC will fulfill its obligations under the agreement. If Golub Capital LLC fails to perform, we cannot assure you that GC Advisors will enforce the Staffing Agreement, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Golub Capital LLC and its affiliates or their information and deal flow.

GC Advisors’ investment committee provides oversight over our investment activities. GC Advisors’ investment committee consists of two members of our board of directors and two additional employees of Golub Capital LLC. The loss of any member of GC Advisors’ investment committee or of other senior investment professionals of GC Advisors and its affiliates would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business model depends to a significant extent upon strong referral relationships with sponsors. Any inability of GC Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon Golub Capital LLC’s relationships with sponsors, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Golub Capital LLC fails to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of Golub Capital LLC have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.

We may not replicate the historical results achieved by other entities managed or sponsored by members of GC Advisors’ investment committee, or by GC Advisors or its affiliates.

Our investments may differ from those of existing accounts that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. Investors in our common stock are not acquiring an interest in any accounts that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. We may consider co-investing in portfolio investments with other accounts sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or its affiliates. Any such investments are subject to regulatory limitations and approvals by directors who are not “interested persons,” as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

Our financial condition, results of operations and cash flows depend on our ability to manage our business effectively.

Our ability to achieve our investment objective depends on our ability to manage our business and to grow. This depends, in turn, on GC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon GC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. GC Advisors has substantial responsibilities under the Investment Advisory Agreement, as well as responsibilities in connection with the management of other accounts sponsored or managed by GC Advisors, members of GC Advisors’ investment committee or Golub Capital LLC and its affiliates. The personnel of the Administrator and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The members of GC Advisors’ investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Similarly, GC Advisors or its affiliates currently manage and may have other clients with similar or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Lawrence E. Golub and David B. Golub have management responsibilities for other accounts managed or sponsored by GC Advisors or its affiliates. Our investment objective may overlap with the investment objectives of such affiliated accounts. For example, GC Advisors currently manages several private funds that are pursuing an investment strategy similar to ours, some of which may seek additional capital from time to time, and we may compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

Additionally, the incentive fee payable by us to GC Advisors may create an incentive for GC Advisors to cause us to realize capital gains or losses that may not be in the best interests of us or our stockholders. Under the incentive fee structure, GC Advisors benefits when we recognize capital gains and, because GC Advisors determines when an investment is sold, GC Advisors controls the timing of the recognition of such capital gains. Our board of directors is charged with protecting our stockholders’ interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While they are not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, GC Advisors or its affiliates may from time to time have interests that differ from those of our securityholders, giving rise to a conflict.

The management and incentive fees payable by us to GC Advisors may create an incentive for GC Advisors to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which these fees payable to GC Advisors are determined may encourage GC Advisors to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor our securityholders.

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

The majority of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, our board of directors will determine the fair value of these securities in good faith as described below in “— Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from GC Advisors may provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, Lawrence E. Golub and David B. Golub have an indirect pecuniary interest in GC Advisors. The participation of GC Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub, could result in a conflict of interest as GC Advisors’ management fee is based, in part, on our average adjusted gross assets and our incentive fees will be based, in part, on unrealized gains and losses.

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

The Investment Advisory Agreement and the Administration Agreement were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

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

We may, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We may also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, if an investment opportunity is appropriate for us and another similar eligible account, the opportunity will be allocated pro rata based relative total capital of each of us and such other eligible accounts, subject to minimum and maximum investment size limits. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

We and GC Advisors have submitted an application for exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investments by us and other accounts sponsored or managed by GC Advisors and its affiliates may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our application for exemptive relief seeks an exemptive order that would permit us to invest with accounts sponsored or managed by GC Advisors or its affiliates in the same portfolio companies under circumstances in which such investments would otherwise not be permitted under the 1940 Act. We expect that such exemptive relief permitting co-investments, if granted, would apply only if our independent directors review and approve each co-investment.

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

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute dividends of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “Business — Taxation as a RIC.”

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

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and GC Advisors will have no obligation to refund any fees it received in respect of such accrued income.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC) less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2014, we had $697.5 million of outstanding borrowings, including $215.0 million outstanding under the 2010 Debt Securitization and $246.0 million outstanding under the 2014 Debt Securitization.

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

Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include the Class A and Class B 2010 Notes issued by the 2010 Issuer and the Class A-1, Class A-2 and Class B 2014 Notes issued by the 2014 Issuer, our other borrowings (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC) and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions in amounts sufficient to maintain our status as a RIC, or at all. The amount of leverage that we employ will depend on GC Advisors’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage.

The following table illustrates the effect of leverage on returns from an investment in our common stock, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-22%	-12%	-3%	7%	17%

(1)	Assumes $1,443.4 million in total assets, $697.5 million in debt and secured borrowings outstanding and $732.7 million in net assets as of September 30, 2014 and an effective annual interest rate of 2.7% as of September 30, 2014.

Based on our outstanding indebtedness of $697.5 million as of September 30, 2014 and the effective annual interest rate of 2.7% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.3% to cover annual interest payments on the outstanding debt.

We are subject to risks associated with the 2010 Debt Securitization and the 2014 Debt Securitization.

As a result of the 2010 Debt Securitization and the 2014 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” in this Annual Report on Form 10-K to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In each of the 2010 Debt Securitization and the 2014 Debt Securitization, institutional investors purchased the notes issued by the 2010 Issuer and the 2014 Issuer, respectively, in a private placement.

We are subject to certain risks as a result of our indirect interests in the junior notes and membership interests of the 2010 Issuer and our direct interests in the junior notes and membership interests of the 2014 Issuer.

Under the terms of the master loan sale agreement governing the 2010 Debt Securitization, (1) we sold and/or contributed to Holdings all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such master loan sale agreement and (2) Holdings, in turn, sold and/or contributed to the 2010 Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and other consideration set forth in such master loan sale agreement. Following these transfers, the 2010 Issuer, and not Holdings or us, held all of the ownership interest in such portfolio loans and participations. As a result of the 2010 Debt Securitization and as of September 30, 2014, we held indirectly through Holdings the Subordinated 2010 Notes as well as membership interests, which comprise 100% of the equity interests, in the 2010 Issuer. Under the terms of the loan sale agreement governing the 2014 Debt Securitization, we sold and/or contributed to the 2014 Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such loan sale agreement. Following this transfer, the 2014 Issuer held all of the ownership interest in such portfolio loans and participations. As a result of the 2014 Debt Securitization and as of September 30, 2014, we held the Class C 2014 Notes as well as all of the membership interests of the 2014 Issuer. As a result, we consolidate the financial statements of Holdings, the 2010 Issuer and the 2014 Issuer, as well as our other subsidiaries, in our consolidated financial statements.

Because each of Holdings, the 2010 Issuer and the 2014 Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us to Holdings and by Holdings to the 2010 Issuer and the sale or contribution by us to the 2014 Issuer did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. The securities issued by the 2010 Issuer and the 2014 Issuer, or by any securitization vehicle we sponsor in the future, could be acquired by another business development company or securitization vehicle subject to the satisfaction of certain conditions. We may also, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another business development company to the extent permitted under the 1940 Act.

The Subordinated 2010 Notes and membership interests in the 2010 Issuer are subordinated obligations of the 2010 Issuer and the Class C 2014 Notes are subordinated obligations of the 2014 Issuer.

The Subordinated 2010 Notes are the most junior class of notes issued by the 2010 Issuer, are subordinated in priority of payment to every other class of notes issued by the 2010 Issuer and are subject to certain payment restrictions set forth in the indenture governing the 2010 Notes. Therefore, Holdings only receives cash distributions on the Subordinated 2010 Notes if the 2010 Issuer has made all cash interest payments to all other notes it has issued, and we only receive cash distributions in respect of our indirect ownership of the 2010 Issuer to the extent that Holdings receives any cash distributions in respect of its direct ownership of the 2010 Issuer. The Subordinated 2010 Notes are also unsecured and rank behind all of the secured creditors, known or unknown, of the 2010 Issuer, including the holders of the senior notes it has issued. Consequently, to the extent that the value of the 2010 Issuer’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Subordinated 2010 Notes at their redemption could be reduced.

The membership interests in the 2010 Issuer represent all of the equity interest in the 2010 Issuer. As such, the holder of the membership interests is the residual claimant on distributions, if any, made by the 2010 Issuer after holders of all classes of 2010 Notes have been paid in full on each payment date or upon maturity of such notes under the 2010 Debt Securitization documents. Such payments may be made by the 2010 Issuer only to the extent permitted under the 2010 Debt Securitization documents on any payment date or upon payment in full of the notes issued by the 2010 Issuer.

The Class C 2014 Notes are the most junior class of notes issued by the 2014 Issuer, are subordinated in priority of payment to the Class A 2014 Notes and the Class B 2014 Notes and are subject to certain payment restrictions set forth in the indenture governing the 2014 Notes. Therefore, we only receive cash distributions on the Class C 2014 Notes if the 2014 Issuer has made all cash interest payments to all other notes it has issued. Consequently, to the extent that the value of the 2014 Issuer’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Class C 2014 Notes at their redemption could be reduced.

The 2014 Issuer is the residual claimant on funds, if any, remaining after holders of all classes of 2014 Notes have been paid in full on each payment date or upon maturity of such notes under the 2014 Debt Securitization documents. The membership interests in the 2014 Issuer represent all of the equity interest in the 2014 Issuer, and, as the holder of the membership interests, we may receive distributions, if any, only to the extent that the 2014 Issuer makes distributions out of funds remaining after holders of all classes of 2014 Notes have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of such 2014 Notes.

The interests of holders of the senior classes of securities issued by the 2010 Issuer and the 2014 Issuer may not be aligned with our interests.

The Class A 2010 Notes are the debt obligations ranking senior in right of payment to other securities issued by the 2010 Issuer in the 2010 Debt Securitization. As such, there are circumstances in which the interests of holders of the Class A 2010 Notes may not be aligned with the interests of holders of the other classes of notes issued by, and membership interests of, the 2010 Issuer. For example, under the terms of the Class A 2010 Notes, holders of the Class A 2010 Notes have the right to receive payments of principal and interest prior to holders of the Class B 2010 Notes, the Subordinated 2010 Notes and the membership interests of the 2010 Issuer.

The Class A 2014 Notes are the debt obligations ranking senior in right of payment to other securities issued by the 2014 Issuer in the 2014 Debt Securitization. As such, there are circumstances in which the interests of holders of the Class A 2014 Notes may not be aligned with the interests of holders of the other classes of notes issued by, and membership interests of, the 2014 Issuer. For example, under the terms of the Class A 2014 Notes, holders of the Class A 2014 Notes have the right to receive payments of principal and interest prior to holders of the Class B 2014 Notes, the Class C 2014 Notes and the 2014 Issuer.

For as long as the Class A 2010 Notes remain outstanding, holders of the Class A 2010 Notes comprise the Controlling Class under the 2010 Debt Securitization. If the Class A 2010 Notes are paid in full, the Class B 2010 Notes would comprise the Controlling Class under the 2010 Debt Securitization. For as long as the Class A 2014 Notes remain outstanding, holders of the Class A 2014 Notes comprise the Controlling Class under the 2010 Debt Securitization. If the Class A 2014 Notes are paid in full, the Class B 2014 Notes would comprise the Controlling Class under the 2014 Debt Securitization. Holders of the Controlling Class under the 2010 Debt Securitization and 2014 Debt Securitization have the right to act in certain circumstances with respect to the portfolio loans in ways that may benefit their interests but not the interests of holders of more junior classes of notes and membership interests, including by exercising remedies under the indenture in the 2010 Debt Securitization and the 2014 Debt Securitization, as applicable.

If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture for either the 2010 Debt Securitization or the 2014 Debt Securitization, the Controlling Class of such debt securitization, as the most senior class of notes then outstanding in such debt securitization will be paid in full before any further payment or distribution on the more junior classes of notes and membership interests. In addition, if an event of default under the 2010 Debt Securitization or 2014 Debt Securitization, as applicable, occurs, holders of a majority of the Controlling Class of the applicable debt securitization may be entitled to determine the remedies to be exercised under the applicable indenture, subject to the terms of such indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the 2010 Issuer, the trustee or holders of a majority of the Controlling Class may declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the 2010 Issuer. If at such time the portfolio loans were not performing well, the 2010 Issuer may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the Subordinated 2010 Notes, or to pay a dividend to holders of the membership interests.

Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would include the Subordinated 2010 Notes and the Class C 2014 Notes to the extent the Class A 2010 Notes, Class B 2010 Notes, Class A 2014 Notes or Class B 2014 Notes constitute the Controlling Class, as applicable), and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of Holdings or us or that Holdings or we will receive any payments or distributions upon an acceleration of the notes. In a liquidation under the 2010 Debt Securitization, the Subordinated 2010 Notes will be deemed to be paid in full once the Class A 2010 Notes and Class B 2010 Notes are paid in full. In addition, under the 2010 Debt Securitization, after the Class A 2010 Notes and Class B 2010 Notes are paid in full, the holder of the Subordinated 2010 Notes will be the only remaining noteholder and may amend the indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. In a liquidation under the 2014 Debt Securitization, the Class C 2014 Notes will be subordinated to payment of the Class A 2014 Notes and Class B 2014 Notes and may not be paid in full to the extent funds remaining after payment of the Class A 2014 Notes and Class B 2014 Notes are insufficient. In addition, under the 2014 Debt Securitization, after the Class A 2014 Notes and Class B 2014 Notes are paid in full, the holder of the Class C 2014 Notes will be the only remaining noteholder and may amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. Any failure of the 2010 Issuer or the 2014 Issuer to make distributions on the notes we indirectly or directly hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to maintain our status as a RIC.

The 2010 Issuer or the 2014 Issuer may fail to meet certain asset coverage tests.

Under the documents governing the 2010 Debt Securitization, there are two asset coverage tests applicable to the Class A 2010 Notes and Class B 2010 Notes, and the documents governing the 2014 Debt Securitization provide for the same two asset coverage tests applicable to the Class A 2014 Notes, the Class B 2014 Notes and the Class C 2014 Notes.

The first such test compares the amount of interest received on the portfolio loans held by the 2010 Issuer or the 2014 Issuer, as applicable, to the amount of interest payable in respect of the Class A 2010 Notes and Class B 2010 Notes, with respect to the 2010 Issuer and the Class A 2014 Notes, the Class B 2014 Notes and the Class C 2014 Notes, with respect to the 2014 Issuer. To meet this first test, in the case of the 2010 Debt Securitization, interest received on the portfolio loans must equal at least 115% of the interest payable in respect of the notes issued by the 2010 Issuer; and, in the case of the 2014 Debt Securitization, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A 2014 Notes and Class B 2014 Notes, taken together, and at least 110% of the interest payable in respect of the Class C 2014 Notes.

The second such test compares the principal amount of the portfolio loans of the applicable debt securitization to the aggregate outstanding principal amount of the Class A 2010 Notes and Class B 2010 Notes, with respect to the 2010 Debt Securitization, and the Class A 2014 Notes, the Class B 2014 Notes and the Class C 2014 Notes, with respect to the 2014 Debt Securitization. To meet this second test at any time in the case of the 2010 Debt Securitization, the aggregate principal amount of the portfolio loans must equal at least 158% of the outstanding principal amount of the applicable 2010 Notes, taken together. To meet this second test at any time in the case of the 2014 Debt Securitization, the aggregate principal amount of the portfolio loans must equal at least 153.6% of the Class A 2014 Notes and the Class B 2014 Notes, taken together, and 136.1% of the Class C 2014 Notes. If any asset coverage test with respect to the Class A 2010 Notes or Class B 2010 Notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the holders of the Subordinated 2010 Notes and Holdings will instead be used to redeem first the Class A 2010 Notes and then the Class B 2010 Notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation. If any asset coverage test with respect to the Class A 2014 Notes, the Class B 2014 Notes or Class C 2014 Notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the holders of the Class C 2014 Notes and the 2014 Issuer will instead be used to redeem first the Class A 2014 Notes and then the Class B 2014 Notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation.

The value of the Class B 2010 Notes, the Class B 2014 Notes or the Class C 2014 Notes could be adversely affected by a mandatory redemption because such redemption could result in the applicable notes being redeemed at par at a time when they are trading in the secondary market at a premium to their stated principal amount and when other investments bearing the same rate of interest may be difficult or expensive to acquire. A mandatory redemption could also result in a shorter investment duration than a holder of such notes may have wanted or anticipated, which could, in turn, result in such a holder incurring breakage costs on related hedging transactions. In addition, the reinvestment period under the 2010 Debt Securitization may extend through as late as July 20, 2015, which could affect the value of the collateral securing the Class B 2010 Notes, and the reinvestment period under the 2014 Debt Securitization may extend through as late as April 28, 2018, which could affect the value of the collateral securing the Class C 2014 Notes.

We may not receive cash from the 2010 Issuer or the 2014 Issuer.

We receive cash from the 2010 Issuer only to the extent that Holdings receives payments on the Subordinated 2010 Notes or the membership interests of the 2010 Issuer, and we receive cash from the 2014 Issuer only to the extent of payments on the Class C 2014 Notes and distributions, if any, with respect to the membership interests of the 2014 Issuer as permitted under the 2014 Debt Securitization. Each of the 2010 Issuer and the 2014 Issuer may only make payments on such securities to the extent permitted by the payment priority provisions of the indenture governing the 2010 Notes or the 2014 Notes, as applicable, which generally provide, in the case of the 2010 Debt Securitization, that principal payments on the Subordinated 2010 Notes and, in the case of the 2014 Debt Securitization, principal payments on the Class C 2014 Notes may not be made on any payment date unless all amounts owing under the Class A 2010 Notes and Class B 2010 Notes, in the case of the 2010 Debt Securitization, and the Class A 2014 Notes and the Class B 2014 Notes, in the case of the 2014 Debt Securitization, are paid in full. In addition, if the 2010 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2010 Debt Securitization, cash would be diverted from the Subordinated 2010 Notes to first pay the Class A 2010 Notes and Class B 2010 Notes in amounts sufficient to cause such tests to be satisfied. If the 2014 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2014 Debt Securitization, cash would be diverted from the Class C 2014 Notes to first pay the Class A 2014 Notes and Class B 2014 Notes in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash indirectly from the 2010 Issuer or directly from the 2014 Issuer, we could be unable to make such distributions in amounts sufficient to maintain our status as a RIC, or at all.

We may be required to assume liabilities of the 2010 Issuer and the 2014 Issuer and are indirectly liable for certain representations and warranties in connection with the 2010 Debt Securitization and 2014 Debt Securitization.

As part of the 2010 Debt Securitization, we entered into a master loan sale agreement under which we would be required to repurchase any loan (or participation interest therein) which was sold to the 2010 Issuer, in breach of any representation or warranty made by us with respect to such loan on the date such loan was sold. To the extent we fail to satisfy any such repurchase obligation, the trustee of the 2010 Debt Securitization may, on behalf of the 2010 Issuer, bring an action against us to enforce these repurchase obligations.

The structure of the 2010 Debt Securitization is intended to prevent, in the event of our bankruptcy or the bankruptcy of Holdings, the consolidation of the 2010 Issuer with our operations or those of Holdings. The structure of the 2014 Debt Securitization is intended to prevent, in the event of our bankruptcy, the consolidation of the 2014 Issuer with our operations. If the true sale of the assets in the 2010 Debt Securitization or 2014 Debt Securitization, as applicable, were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the 2010 Issuer and the 2014 Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the 2010 Debt Securitization and the 2014 Debt Securitization, which would equal the full amount of debt of the 2010 Issuer and the 2014 Issuer reflected on our consolidated balance sheet. In addition, we cannot assure you that the recovery in the event we were consolidated with the 2010 Issuer or 2014 Issuer for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as an indirect holder of the Subordinated 2010 Notes and the holder of the Class C 2014 Notes had we not been consolidated with the 2010 Issuer and the 2014 Issuer.

In addition, in connection with each of the 2010 Debt Securitization and the 2014 Debt Securitization, we indirectly gave the lenders certain customary representations with respect to the legal structure of the 2010 Issuer and the 2014 Issuer, respectively, and the quality of the assets transferred to each entity. We remain indirectly liable for any breach of such representations for the life of the 2010 Debt Securitization and the 2014 Debt Securitization, respectively.

The 2010 Issuer may issue additional Subordinated 2010 Notes and the 2014 Issuer may issue additional 2014 Notes.

Under the terms of the 2010 Debt Securitization documents, the 2010 Issuer could issue additional Subordinated 2010 Notes and use the net proceeds of such issuance to purchase additional portfolio loans. Any such additional issuance, however, would require the consent of the collateral manager to the 2010 Debt Securitization and the approval of a majority of the Subordinated 2010 Notes. Among the other conditions that must be satisfied in connection with an additional issuance of Subordinated 2010 Notes, the aggregate principal amount of all additional issuances of Subordinated 2010 Notes may not exceed $97 million; the 2010 Issuer must notify each rating agency of such issuance prior to the issuance date; and the terms of the Subordinated 2010 Notes to be issued must be identical to the terms of previously issued Subordinated 2010 Notes (except that all monies due on such additional Subordinated 2010 Notes will accrue from the issue date of such notes and that the prices of such Subordinated 2010 Notes do not have to be identical to those of the initial Subordinated 2010 Notes). We do not expect to cause the 2010 Issuer to issue any additional Subordinated 2010 Notes at this time, and the terms of the 2010 Debt Securitization documents do not provide for additional issuances of Class A 2010 Notes or Class B 2010 Notes without amendment of the 2010 Debt Securitization documents. The total purchase price for any additional Subordinated 2010 Notes that may be issued may not always equal 100% of the par value of such 2010 Notes, depending on several factors, including fees and closing expenses.

Under the terms of the 2014 Debt Securitization documents, the 2014 Issuer could issue additional 2014 Notes in any class at any time during the reinvestment period on a pro rata basis for each class of notes or, if additional Class A 2014 Notes are not being issued, on a pro rata basis for all classes that are subordinate to the Class A 2014 Notes and use the net proceeds of such issuance to purchase additional portfolio loans or for another permitted use as provided in the 2014 Debt Securitization documents. Any such additional issuance, however, would require the consent of the collateral manager to the 2014 Debt Securitization and either the holders of a majority the Class A 2014 Notes or, in the case of an additional issuance of Class A 2014 Notes, the holders of a supermajority of the Class A 2014 Notes. Among the other conditions that must be satisfied in connection with an additional issuance of 2014 Notes, the aggregate principal amount of all additional issuances of any class of 2014 Notes may not exceed 100% of the outstanding principal amount of such class of 2014 Notes; the 2014 Issuer must notify each rating agency of such issuance prior to the issuance date and such rating agency, if it then rates any class of 2014 Notes, must confirm in writing that no immediate withdrawal or reduction with respect to its then-current rating of any such class of 2014 Notes will occur as a result of such issuance; and the terms of the 2014 Notes to be issued must be identical to the terms of previously issued 2014 Notes of the same class (except that all monies due on such additional 2014 Notes will accrue from the issue date of such notes and that the prices of such 2014 Notes do not have to be identical to those of the initial 2014 Notes). We do not expect to cause the 2014 Issuer to issue any additional 2014 Notes at this time. The total purchase price for any additional 2014 Notes that may be issued may not always equal 100% of the par value of such 2014 Notes, depending on several factors, including fees and closing expenses.

We are subject to risks associated with the Credit Facility.

On July 21, 2011, Funding, our wholly owned subsidiary, entered into the Credit Facility, a senior secured revolving credit facility. As a result of the Credit Facility, we are subject to a variety of risks, including those set forth below.

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

Our equity interests in Funding rank behind all of the secured and unsecured creditors, known or unknown, of Funding, including the lenders in the Credit Facility. Consequently, to the extent that the value of Funding’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in Funding could be reduced. Accordingly, our investment in Funding may be subject to up to 100% loss.

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

To maintain our status as a business development company, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and investments in distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.

To the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we continue to use debt to finance our investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the 2010 Notes and the 2014 Notes issued under the 2010 Debt Securitization and the 2014 Debt Securitization, respectively, and amounts borrowed under the Credit Facility and Revolver are floating, which could reduce our net investment income to the extent any of our debt investments have fixed interest rates. We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt securities. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws.

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

During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. To the extent these circumstances arise again in the future, it may be difficult for us to finance the growth of our investments on acceptable economic terms, or at all and one or more of our leverage facilities could be accelerated by the lenders.

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

The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement and Disclosures, or ASC Topic 820, as amended. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of several independent service providers to review the valuation of these securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statement of operations as net change in unrealized appreciation or depreciation.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.

New or modified laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. In particular, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, became law. The scope of Dodd-Frank impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several years. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. While the impact of Dodd-Frank on us and our portfolio companies may not be known for an extended period of time, Dodd-Frank, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of GC Advisors to other types of investments in which GC Advisors may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, GC Advisors may determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission, or CFTC, or may determine to operate subject to CFTC regulation, if applicable. If we or GC Advisors were to operate subject to CFTC regulation, we may incur additional expenses and would be subject to additional regulation.

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

GC Advisors has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If GC Advisors resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by GC Advisors and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

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

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. This economic decline materially and adversely affected the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the repricing of credit risk in the broadly syndicated market. These disruptions in the capital markets also increased the spread between the yields realized on risk-free and higher risk securities and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of U.S. government spending cuts or government shutdowns. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our debt investments may be risky and we could lose all or part of our investments.

The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments may result in an above average amount of risk and volatility or loss of principal.

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

The loans in our investment portfolio may be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.

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

By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us where we are junior creditor. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

We have made in the past, and may make in the future, unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

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

Under the Investment Advisory Agreement and the collateral management agreements for each of the 2010 Debt Securitization and the 2014 Debt Securitization, GC Advisors does not assume any responsibility to us other than to render the services called for under those agreements, and it is not responsible for any action of our board of directors in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement and each of the collateral management agreements, GC Advisors, its officers, members, personnel, and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement and the collateral management agreements, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement and the collateral management agreements. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement and the collateral management agreements, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement and the collateral management agreements. These protections may lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

As of September 30, 2014, we were not invested in securities of non-U.S. companies. We may invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.

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

While we may enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the CFTC.

We may not realize gains from our equity investments.

When we invest in one stop, second lien and subordinated loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of the companies;
•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and business development companies;
•	loss of our qualification as a RIC or business development company;
•	changes in market interest rates;
•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	departure of GC Advisors’ or any of its affiliates’ key personnel;
•	operating performance of companies comparable to us;
•	general economic trends and other external factors; and
•	loss of a major funding source.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on April 15, 2010 and is currently traded on The Nasdaq Global Select Market under the symbol “GDBC”. The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share since October 1, 2012.

Period	NAV(1)	Closing Sales Price		Premium of High Sales Price to NAV(2)	Premium (Discount) of Low Sales Price to NAV(2)	Dividends and Distributions Declared
		High	Low
Fiscal year ended September 30, 2014
Fourth quarter	$15.55	$17.80	$15.95	14.5%	2.6%	$0.32
Third quarter	15.44	17.97	15.94	16.4	3.2	0.32
Second Quarter	15.41	19.26	17.64	25.0	14.5	0.32
First Quarter	15.23	19.11	16.74	25.5	9.9	0.32
Fiscal year ended September 30, 2013
Fourth quarter	$15.21	$18.50	$16.76	21.6%	10.2%	$0.32
Third quarter	15.12	17.98	16.02	18.9	6.0	0.32
Second Quarter	14.80	16.66	15.82	12.6	6.9	0.32
First Quarter	14.66	16.32	14.75	11.3	0.6	0.32

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of the each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

The last reported price for our common stock on November 17, 2014 was $17.29 per share. As of November 17, 2014, we had 306 stockholders of record.

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

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock since October 1, 2012.

Record Dates	Payment Date	Dividends and Distributions Declared
Fiscal year ended September 30, 2014
September 16, 2014	September 26, 2014	$0.32
June 16, 2014	June 27, 2014	$0.32
March 17, 2014	March 28, 2014	$0.32
December 17, 2013	December 27, 2013	$0.32
Total		$1.28

Record Dates	Payment Date	Dividends and Distributions Declared
Fiscal year ended September 30, 2013
September 13, 2013	September 27, 2013	$0.32
June 13, 2013	June 27, 2013	$0.32
March 14, 2013	March 28, 2013	$0.32
December 14, 2012	December 28, 2012	$0.32
Total(1)		$1.28

(1)	Includes a return of capital for tax purposes of approximately $0.13 per share.

On November 17, 2014, our board of directors declared a quarterly distribution of $0.32 per share payable on December 29, 2014 to holders of record as of December 18, 2014.

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

Stock Performance Graph

This graph compares the stockholder return on our common stock from April 14, 2010 (initial public offering) to September 30, 2014 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on April 14, 2010, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data of Golub Capital BDC as of and for the years ended September 30, 2014, 2013, 2012, 2011 and 2010 is derived from the consolidated financial statements that have been audited by McGladrey LLP, independent registered public accounting firm. The financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included elsewhere in this annual report on Form 10-K.

	Golub Capital BDC(1) As of and for the years ended September 30,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$109,526	$83,774	$57,859	$39,150	$33,150
Base management fee	17,053	11,749	8,495	5,789	3,328
Incentive fee	10,128	9,844	6,228	348	55
All other expenses	25,810	17,786	15,260	10,197	6,400
Net investment income	56,535	44,395	27,876	22,816	23,367
Net realized (loss) gain on investments and derivative instruments	5,384	(1,363)	(3,372)	2,037	(40)
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and secured borrowings	3,469	3,488	7,256	(3,514)	2,921
Net increase/(decrease) in net assets resulting from operations	65,388	46,520	31,760	21,339	26,248
Per share data:
Net asset value	$15.55	$15.21	$14.60	$14.56	$14.71
Net investment income	1.26	1.29	1.15	1.16	N/A	(2)
Net realized (loss) gain on investments and derivative instruments	0.11	(0.04)	(0.14)	0.10	N/A	(2)
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and secured borrowings	0.07	0.10	0.30	(0.18)	N/A	(2)
Net increase/(decrease) in net assets resulting from operations	1.44	1.35	1.31	1.09	N/A	(2)
Per share dividends declared	1.28	1.28	1.28	1.27	0.55
From net investment income	1.22	1.15	1.24	1.18	0.49
From capital gains	0.06	—	—	0.09	—
From return of capital		0.13	0.04	—	0.06
Dollar amount of dividends declared	57,823	45,394	31,556	25,069	9,742
From net investment income		40,605	30,484	23,254	8,620
From capital gains		—	—	1,815	—
From return of capital		4,789	1,072	—	1,122
Balance Sheet data at period end:
Investments, at fair value	$1,347,612	$1,024,645	$672,910	$459,827	$344,869
Cash and cash equivalents	79,943	54,717	50,927	69,766	92,990
Other assets	15,833	12,294	10,259	30,051	4,904
Total assets	1,443,388	1,091,656	734,096	559,644	442,763
Total debt	697,539	420,909	352,300	237,683	174,000
Total liabilities	710,649	433,420	358,967	243,095	182,222
Total net assets	732,739	658,236	375,129	316,549	260,541

	Golub Capital BDC(1) As of and for the years ended September 30,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Other data:
Weighted average annualized yield on income producing investments at fair value(3)	8.3%	9.1%	9.3%	8.6%	8.4%
Number of portfolio companies at period end	145	135	121	103	94

(1)	Includes the financial information of our predecessor, Golub Capital Master Funding LLC for periods prior to April 13, 2010, on which date we converted from a limited liability company into a corporation and succeeded to the business of Golub Capital BDC LLC and its consolidated subsidiary, and the members of Golub Capital BDC LLC became stockholders of Golub Capital BDC.
(2)	Per share data are not provided as we did not have shares of common stock outstanding or an equivalent prior to the initial public offering on April 14, 2010.
(3)	Weighted average yield on income producing investments is computed by dividing (a) income from interest and fees excluding amortization of capitalized fees and discounts on accruing loans and debt securities by (b) total income producing investments at fair value.

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the effect of investments that we expect to make and the competition for those investments;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with GC Advisors and other affiliates of Golub Capital;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	general economic trends and other external factors;
•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a RIC and as a business development company;

•	general price and volume fluctuations in the stock markets;
•	the impact on our business of Dodd-Frank and the rules and regulations issued thereunder; and
•	the effect of changes to tax legislation and our tax position.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle market companies with over $10.0 billion in capital under management as of September 30, 2014, (2) selecting investments within our core middle market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of September 30, 2014, our portfolio at fair value was comprised of 19.5% senior secured loans, 69.8% one stop loans, 4.4% second lien loans, 0.3% subordinated loans, 3.4% equity and 2.6% of investments in SLF. As of September 30, 2013, our portfolio at fair value was comprised of 28.9% senior secured loans, 54.1% one stop loans, 11.0% second lien loans, 2.2% subordinated loans, 3.3% equity and 0.5% of investments in SLF.

As of September 30, 2014, 2013 and 2012, we had debt and equity investments in 145, 135 and 121 portfolio companies, respectively, and investments in subordinated notes and LLC equity interests in SLF. For the years ended September 30, 2014, 2013 and 2012, our income producing assets, which represented nearly 100% of our total portfolio, had a weighted average income yield (which is calculated as income from interest and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning investments) of 8.3%, 9.1% and 9.3%, respectively, and a weighted average investment income yield (which is calculated as income from interest, fees and amortization of capitalized fees and discounts divided by average fair value of earning investments) of 9.0%, 10.1%, and 10.2%, respectively.

Revenues:  We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from LLC and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Partial loan sales:  We follow the guidance in ASC Topic 860 — Transfers and Servicing, or ASC Topic 860, when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales, which do not meet the definition of a participating interest, remain on our consolidated statements of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met.

Expenses:  Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we pay interest expense on our outstanding debt. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•	organizational expenses;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments, which fees and expenses may include, among other items, due diligence reports, appraisal reports, any studies that may be commissioned by GC Advisors and travel and lodging expenses;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	investment advisory and management fees, including any incentive fees;
•	administration fees and expenses, if any, payable under the Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with evaluating and making, investments in portfolio companies, including costs associated with meeting financial sponsors;
•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration and franchise fees;
•	all costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs associated with individual or group stockholders;
•	costs associated with compliance under the Sarbanes-Oxley Act;
•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or the Administrator in connection with administering our business.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

GC Advisors, as collateral manager for the 2010 Issuer, under a collateral management agreement, or the 2010 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2010 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. This fee, which is less than the management fee payable under the Investment Advisory Agreement, is paid directly by the 2010 Issuer to GC Advisors and offset against such management fee. Accordingly, the 1.375% management fee paid by us to GC Advisors under the Investment Advisory Agreement on all of our assets, including those indirectly held through the 2010 Issuer, is reduced, on a dollar-for-dollar basis, by an amount equal to such 0.35% fee paid to GC Advisors by the 2010 Issuer. Under the 2010 Collateral Management Agreement, the term “collection period” refers to a quarterly period running from the day after the end of the prior collection period to the fifth business day of the calendar month in which a payment date occurs. This fee may be waived by the collateral manager. The 2010 Collateral Management Agreement does not include any incentive fee payable to GC Advisors. In addition, the 2010 Issuer paid Wells Fargo Securities, LLC a structuring and placement fee for its services in connection with the initial structuring and subsequent amendment of the 2010 Debt Securitization. The 2010 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with, the administration of the 2010 Debt Securitization.

GC Advisors, as collateral manager for the 2014 Issuer, under a collateral management agreement, or the 2014 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2014 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. This fee, which is less than the management fee payable under the Investment Advisory Agreement, is paid directly by the 2014 Issuer to GC Advisors and offset against such management fee. Accordingly, the 1.375% management fee paid by us to GC Advisors under the Investment Advisory Agreement on all of our assets, including those indirectly held through the 2014 Issuer, is reduced, on a dollar-for-dollar basis, by an amount equal to such 0.25% fee paid to GC Advisors by the 2014 Issuer. Under the 2014 Collateral Management Agreement, the term “collection period” refers to a quarterly period running from the day after the end of the prior collection period to the tenth business day prior to the payment date. This fee may be waived by the collateral manager. The 2014 Collateral Management Agreement does not include any incentive fee payable to GC Advisors. In addition, the 2014 Issuer paid Wells Fargo Securities, LLC a structuring and placement fee for its services in connection with the 2014 Debt Securitization. The 2014 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with, the administration of the 2014 Debt Securitization.

The administrative expenses of each of the 2010 Issuer and the 2014 Issuer are paid on each payment date in two parts: (1) a component that is paid in a priority to other amounts distributed by the 2010 Issuer or the 2014 Issuer, as applicable, subject to a cap equal to the sum of 0.04% per annum of the adjusted principal balance of the portfolio loans and other assets held by the 2010 Issuer of the 2014 Issuer, as applicable, on the last day of the collection period relating to such payment date, plus $150,000 per annum, and (2) a component that is paid in a subordinated position relative to other amounts distributed by the 2010 Issuer or the 2014 Issuer, as applicable, equal to any amounts that exceed the aforementioned administrative expense cap. We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

On October 17, 2014, Funding entered into an amendment, or the Credit Facility Amendment, to the documents governing the Credit Facility. The Credit Facility Amendment is effective as of October 17, 2014. The Credit Facility Amendment, among other things, (a) extended the expiration of the revolving period from October 21, 2014 to November 22, 2015, during which period Funding, subject to certain conditions, may make borrowings under the facility and (b) extended the stated maturity date from October 22, 2018 to October 17, 2019. The size, interest rate and other material terms of the Credit Facility were unchanged.

On November 17, 2014, our board of directors declared a quarterly distribution of $0.32 per share payable on December 29, 2014 to holders of record as of December 18, 2014.

Market Trends

We have identified the following trends that may affect our business:

Target Market.  We believe that small and middle market companies in the United States with annual revenues between $10.0 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us.

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

Consolidated Results of Operations

Consolidated operating results for the years ended September 30, 2014, 2013 and 2012 are as follows:

	For the years ended September 30,			Variances
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In thousands)
Interest income	$93,225	$71,202	$51,237	$22,023	$19,965
Income from accretion of discounts and origination fees	9,158	7,594	5,089	1,564	2,505
Interest income from subordinated notes of SLF	1,947	23	—	1,924	23
Dividend income	1,766	2,197	377	(431)	1,820
Fee income	3,430	2,758	1,156	672	1,602
Total investment income	109,526	83,774	57,859	25,752	25,915
Total expenses	52,991	39,379	29,983	13,612	9,396
Net investment income	56,535	44,395	27,876	12,140	16,519
Net realized (losses) gains on investments and derivative instruments	5,384	(1,363)	(3,372)	6,747	2,009
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and secured borrowings	3,469	3,488	7,256	(19)	(3,768)
Net income	$65,388	$46,520	$31,760	$18,868	$14,760
Average earning portfolio company investments, at fair value	$1,195,099	$810,880	$564,323	$384,219	$246,557
Average debt outstanding(1)	$587,624	$378,843	$306,969	$208,781	$71,874

(1)	For the years ending September 30, 2014 and 2013, we have excluded $14.4 million and $8.8 million, respectively, of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meet the definition of a “participating interest”, as defined in the guidance to ASC Topic 860.

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net income may not be meaningful.

Investment Income

Investment income increased from 2013 to 2014 by $25.8 million as a result of an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $384.2 million and an increase in fee income of $0.6 million that was primarily driven by an increase in prepayment fees. These increases were partially offset by a decline in the weighted average investment income yield of 1.1% and a decline in dividend income of $0.4 million. Investment income increased from 2012 to 2013 by $25.9 million as a result of an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $246.6 million, an increase in prepayment fees of $1.3 million and an increase in dividend income of $1.8 million, which were partially offset by a decline in the weighted average investment income (which includes interest income and amortization of fees and discounts) yield of 0.1%.

The decrease in the yield from 2013 to 2014 was driven primarily by interest rate compression on new investments and the change in asset mix of our portfolio. Higher yielding subordinated debt investments decreased from 2.2% of the portfolio as of September 30, 2013 to 0.3% of the portfolio as September 30, 2014 while lower yielding one stop investments increased from 54.1% of the portfolio as of September 30, 2013 to 69.8% of the portfolio as of September 30, 2014. The decrease in the yield from 2012 to 2013 was driven primarily by the change in asset mix of our portfolio. Higher yielding subordinated debt investments decreased from 10.0% of the portfolio as of September 30, 2012 to 2.2% of the portfolio as September 30, 2013 while lower yielding one stop investments increased from 30.5% of the portfolio as of September 30, 2012 to 54.1% of the portfolio as of September 30, 2013.

The income yield by security type for the years ended September 30, 2014, 2013 and 2012 was as follows:

	For the years ended September 30,
	2014	2013	2012
Senior secured	7.1%	7.4%	7.1%
One stop	8.3%	8.8%	9.4%
Second lien	11.7%	11.7%	11.0%
Subordinated debt	10.1%	16.8%	14.0%
Subordinated notes in SLF(1)	7.3%	4.3%	N/A

(1)	SLF’s proceeds from the subordinated notes were utilized by SLF to fund senior secured loans.

Income yields on senior secured and one stop investments have declined, as shown in the table above, for the year ended September 30, 2014 as compared to the year ended September 30, 2013 due to a general trend of interest rate compression on new investments. The decrease in yield on subordinated debt is due to significant repayments in subordinated debt investments over the past year and the lower current yield on the two remaining subordinated debt investments as of September 30, 2014 as shown in the Consolidated Schedule of Investments. The income yield on subordinated notes of SLF increased for the year ended September 30, 2014 as compared to the year ended September 30, 2013 as the spread on the subordinated notes was increased to LIBOR plus 8.0% from LIBOR plus 4.0% in January 2014 and subsequent to the closing of the SLF Credit Facility.

Income yields on senior secured, one stop, second lien and fixed rate subordinated debt fluctuated, as shown in the table above, for the year ended September 30, 2013 as compared to the year ended September 30, 2012. The increase in yields on second lien and subordinated debt is attributed to the inclusion of $0.6 million and $1.2 million, respectively, of prepayment fees, and interest rate compression on new investments, when excluding prepayment fees, originated over those two years.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources —  Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses:

	For the years ended September 30,			Variances
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In thousands)
Interest and other debt financing expenses	$20,227	$12,427	$10,781	$7,800	$1,646
Base management fee	17,053	11,749	8,495	5,304	3,254
Incentive fee	10,128	9,844	6,228	284	3,616
Administrative service fee	2,527	2,625	1,713	(98)	912
Professional fees	2,451	2,200	2,231	251	(31)
General and administrative expenses	605	534	535	71	(1)
Total expenses	$52,991	$39,379	$29,983	$13,612	$9,396

Interest and other debt financing expenses increased from the year ended September 30, 2013 to the year ended September 30, 2014 primarily due to an increase in the weighted average of outstanding borrowings from $378.8 million for the year ended September 30, 2013 to $587.6 million for the year ended September 30, 2014. The increase in our debt was driven by the issuance of $246.0 million of notes pursuant to the 2014 Debt Securitization as well as the increase in our use of debt under our SBA debentures through the SBICs which had outstanding balances of $208.8 million outstanding as of September 30, 2014 and $169.5 million as of September 30, 2013. The increase in interest and debt financing expenses was partially offset by a decrease in the effective average annual interest rate on our outstanding debt from 3.3% for the year ended September 30, 2013 to 3.2% for the year ended September 30, 2014.

Interest and other debt financing expenses increased from the year ended September 30, 2012 to the year ended September 30, 2013 primarily due to an increase in the weighted average of outstanding borrowings from $307.0 million for the year ended September 30, 2012 to $378.8 million for the year ended September 30, 2013. We increased our use of debt under the 2010 Debt Securitization and SBA debentures through the SBICs to $203.0 million and $169.5 million, respectively, as of September 30, 2013 as compared to $174.0 and $123.5 million, respectively, as of September 30, 2012 while reducing our use of debt through the Credit Facility, which had outstanding balances of $29.6 and $54.8 million as of September 30, 2013 and 2012, respectively. The increase in interest and debt financing expenses was partially offset by a decrease in the effective average annual interest rate on our outstanding debt from 3.5% for the year ended September 30, 2012 to 3.3% for the year ended September 30, 2013.

The base management fee increased as a result of a sequential increase in average adjusted gross assets from 2012 to 2014. The administrative service fee remained relatively stable from the year ended September 30, 2013 to the year ended September 30, 2014 due to efficiencies gained by the Administrator in servicing a growing portfolio. The administrative service fee increased from the year ended September 30, 2012 to the year ended September 30, 2013 due to an increase in costs associated with servicing a growing investment portfolio.

The incentive fee increased by $3.6 million and $0.3 million from the years ended September 30, 2012 and 2013 to the years ended September 30, 2013 and 2014, respectively. The incentive fee increases are net of irrevocable incentive fee waivers by the Investment Adviser of $0.3 million and $0.6 million for the years ended September 30, 2013 and 2012, respectively. Incentive fee expense increased in the year ended September 30, 2013 as compared to the year ended September 30, 2012 primarily due to the increase in our average earning investment balances and related investment income.

Incentive fee expense remained relatively stable for the year ended September 30, 2014 as compared to the year ended September 30, 2013 due to market spread compression on new investments originated during the twelve months ended September 30, 2014, which caused a decline in our Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets. Due to this decline, we were not fully through the catch-up provision of the incentive fee calculation. For the year ended September 30, 2014, incentive fee expense as a percentage of Pre-Incentive Fee Net Investment Income was 15.2% as compared to 18.1% for the year ended September 30, 2013.

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

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the years ended September 30, 2014, 2013 and 2012 were $1.4 million, $1.0 million and $0.5 million, respectively.

As of September 30, 2014 and 2013, included in accounts payable and accrued expenses were $0.2 million and $0.3 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the years ended September 30,			Variances
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In thousands)
Net realized gain (loss) on investments	$5,384	$(1,363)	$(5,467)	$6,747	$4,104
Net realized gain on TRS	—	—	3,854	—	(3,854)
Net realized (loss) on financial futures contracts	—	—	(1,759)	—	1,759
Net realized gain (loss)	5,384	(1,363)	(3,372)	6,747	2,009
Unrealized appeciation on investments	24,748	17,956	15,632	6,792	2,324
Unrealized (depreciation) on investments	(21,221)	(14,445)	(10,362)	(6,776)	(4,083)
Unrealized appreciation on investments in SLF(1)	75	177	—	(102)	177
Unrealized (depreciation) on investments in SLF(1)	(254)	(74)	—	(180)	(74)
Unrealized appreciation on secured borrowings	126	—	—	126	—
Unrealized (depreciation) on secured borrowings	(5)	(126)	—	121	(126)
Unrealized appreciation (depreciation) on TRS	—	—	1,845	—	(1,845)
Unrealized appreciation (depreciation) on financial futures contracts	—	—	141	—	(141)
Net change in unrealized appreciation (depreciation) on investments, investments in SLF, derivative instruments and secured borrowings	$3,469	$3,488	$7,256	$(19)	$(3,768)

(1)	Unrealized appreciation and (depreciation) on investments in SLF include the Company’s investments in the subordinated notes and LLC interests in SLF.

For the year ended September 30, 2014, we had $24.7 million in unrealized appreciation on 119 portfolio company investments, which was partially offset by $21.2 million in unrealized depreciation on 125 portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value. Unrealized appreciation during the year ended September 30, 2014 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation. Additionally, we had $0.1 million in unrealized appreciation and $5,000 in unrealized depreciation on secured borrowing proceeds related to two portfolio companies for the year ended September 30, 2014. The unrealized appreciation is primarily due to a reversal of prior period unrealized depreciation. The unrealized depreciation resulted from the amortization of discounts and the rise in market prices associated with the investment funded by the secured borrowing proceeds.

For the year ended September 30, 2014, we had $75,000 in unrealized appreciation on our investment in SLF subordinated notes, which was offset by $0.3 million in unrealized depreciation on our investment in SLF LLC equity interests. The unrealized appreciation was the reversal of the prior period unrealized depreciation following the increase in the contractual rate on the subordinated notes to one-month LIBOR plus 8.0% subsequent to the closing of the SLF Credit Facility. Unrealized depreciation on the SLF LLC interests was driven by negative credit-related adjustments associated with SLF’s investment portfolio as well the offsetting impact of the pricing on the subordinated notes.

We also had $5.4 million in net realized gains on investments during the year ended September 30, 2014, primarily as a result of the sale of several equity investments which were partially offset by realized losses on the sale of one underperforming portfolio company and the write off of two non-accrual portfolio companies.

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

For the year ended September 30, 2012, the change in the fair value of the TRS was $1.8 million. Realized gains on the TRS for the year ended September 30, 2012 were $3.9 million, which consisted of spread interest income of $2.7 million and a realized gain of $1.2 million on the sale of the referenced loans.

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

For the year ended September 30, 2012, the realized loss on settlement of futures contracts was $(1.8) million and the change in unrealized appreciation (depreciation) related to the futures contracts was $0.1 million.

Liquidity and Capital Resources

For the year ended September 30, 2014, we experienced a net decrease in cash and cash equivalents of $11.2 million. During the period we used $255.6 million in operating activities, primarily as a result of fundings of portfolio investments of $878.6 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $573.2 million and net investment income of $56.5 million. During the same period, cash used in investment activities of $36.4 million was driven by the increase in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $280.8 million, primarily due to net proceeds from one equity offering of an aggregate of $64.2 million and borrowings on debt of $826.0 million, partially offset by repayments of debt of $540.9 million and distributions paid of $55.0 million.

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

As of September 30, 2014 and 2013, we had cash and cash equivalents of $5.1 million and $16.3 million, respectively. In addition, we had restricted cash and cash equivalents of $74.8 million and $38.4 million as of September 30, 2014 and 2013, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of September 30, 2014, $54.5 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the 2010 Debt Securitization and the 2014 Debt Securitization, collectively, the Debt Securitizations, which are described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitizations. $3.3 million of such restricted cash and cash equivalents can be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. $0.5 million of such restricted cash and cash equivalents can be used to fund investments that meet the guidelines under the Revolver as well as for the payment of interest expense and revolving debt of the Revolver. The remaining $16.5 million of restricted cash and cash equivalents can be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs, which are described in further detail in Note 7 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of September 30, 2014 and September 30, 2013, we had outstanding commitments to fund investments totaling $124.5 million and $76.3 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2014 and 2013, respectively, subject to the terms of each loan’s respective credit agreement.

As of September 30, 2014, the Credit Facility, as amended, allows Funding to borrow up to $150.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2014 and 2013, subject to leverage and borrowing base restrictions, we had approximately $122.6 million and $70.4 million, respectively, of remaining commitments and $70.0 million and $69.6 million, respectively, of availability on the Credit Facility. As of September 30, 2014 and 2013, we had $27.4 million and $29.6 million outstanding under the Credit Facility, respectively. As of September 30, 2014, the Revolver allows Revolver Funding to borrow up to $15.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2014, subject to leverage and borrowing base restrictions, we had approximately $15.0 million of remaining commitments and $1.2 million of availability on the Revolver. As of September 30, 2013, the Revolver was not in place.

On July 16, 2010, we completed the 2010 Debt Securitization, as amended on February 15, 2013, in which the 2010 Issuer issued an aggregate of $350.0 million of notes including $203.0 million of Class A 2010 Notes, which bear interest at a rate of three-month LIBOR plus 1.74%, $12.0 million of Class B 2010 Notes, which bear interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest. On November 15, 2013, we sold $12.0 million of Class B 2010 Notes of the 2010 Debt Securitization and on November 20, 2013, the transaction closed and proceeds of $12.0 million were received. The Class A 2010 Notes are included in the September 30, 2014 and 2013 consolidated statements of financial condition as our debt. The Class B 2010 Notes are included in the September 30, 2014 consolidated statement of financial condition as our debt and were eliminated in consolidation as of September 30, 2013. The Subordinated 2010 Notes were eliminated in consolidation as of September 30, 2014 and 2013. As of September 30, 2014 and September 30, 2013, we had outstanding debt under the 2010 Debt Securitization of $215.0 million and $203.0 million, respectively.

On June 5, 2014, we completed the 2014 Debt Securitization, in which the 2014 Issuer issued an aggregate of $402.6 million of securities including $191.0 million of Class A-1 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.45% through December 4, 2015 and three-month LIBOR plus 1.95% thereafter, $35.0 million of Class B 2014 Notes, which bear interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bear interest at a rate of three-month LIBOR plus 3.50%, and $119.1 of LLC equity interests that do not bear interest.

We retained all of the Class C 2014 Notes and LLC equity interests totaling $37.5 million and $119.1 million, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the September 30, 2014 consolidated statements of financial condition as our debt, and the Class C 2014 Notes and LLC equity interests were eliminated in consolidation. As of September 30, 2014, we had outstanding debt under the 2014 Debt Securitization of $246.0 million. As of September 30, 2013, the 2014 Debt Securitization had not been completed.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million and the maximum amount that a single SBIC licensee may issue is $150.0 million. As of September 30, 2014, SBIC IV and SBIC V had $150.0 million and $58.8 million of outstanding SBA-guaranteed debentures, respectively, leaving incremental borrowing capacity of $16.2 million for SBIC V under present SBIC regulations. As of September 30, 2013, SBIC IV and SBIC V had $146.3 million and $33.3 million of outstanding SBA-guaranteed debentures, respectively.

SBIC IV and SBIC V may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of September 30, 2014, we had committed and funded $75.0 million to SBIC IV and had SBA-guaranteed debentures of $150.0 million outstanding that mature between March 2021 and March 2024. As of September 30, 2014, we had committed and funded $37.5 million to SBIC V, and had SBA-guaranteed debentures of $58.8 million outstanding that mature between September 2023 and September 2024.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of September 30, 2014, our asset coverage for borrowed amounts was 249.1% (excluding the SBA debentures).

On August 5, 2014, our board of directors approved a share repurchase program, or the Program, which allows us to repurchase up to $50 million of our outstanding common stock on the open market at prices below the net asset value as reported in our then most recently published consolidated financial statements. The Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. We did not make any repurchases of our common stock during the year ended September 30, 2014.

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

We believe that our existing cash and cash equivalents and available borrowings as of September 30, 2014 will be sufficient to fund our anticipated requirements through at least September 30, 2015.

Portfolio Composition, Investment Activity and Yield

As of September 30, 2014 and 2013, we had investments in 145 and 135 portfolio companies, respectively, with a total value of $1,312.8 million and $1,019.8 million, respectively, and had investments in subordinated notes and LLC equity interests in SLF with a total value of $34.8 million and $4.8 million, respectively. The following table shows the asset mix of our new origination commitments for the years ended September 30, 2014, 2013 and 2012:

	Years ended September 30,
	2014		2013		2012
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$125,564	13.0%	$161,849	22.0%	$175,089	40.9%
One stop	743,174	76.9	420,235	57.1	171,060	39.9
Second lien	39,413	4.1	137,109	18.7	32,636	7.6
Subordinated debt	—	—	—	—	37,490	8.8
Subordinated notes of SLF(1)	34,658	3.6	4,140	0.6	—	—
LLC interests of SLF(1)	10,039	1.0	591	0.1	—	—
Equity securities	13,631	1.4	10,891	1.5	11,931	2.8
Total new investment commitments	$966,479	100.0%	$734,815	100.0%	$428,206	100.0%

(1)	SLF’s proceeds from the subordinated notes and LLC interests were utilized by SLF to fund senior secured loans. As of September 30, 2014, SLF funded senior secured loans to 31 different borrowers.

The following table summarizes portfolio composition and investment activity as of and for the years ended September 30, 2014, 2013 and 2012:

	As of and for the years ended September 30,
	2014	2013	2012
	(In thousands)
Investments, at fair value	$1,312,781	$1,019,811	$672,910
Investment in SLF, at fair value(1)	$34,831	$4,834	$—
Number of portfolio companies (at period end)	145	135	121
New investment fundings	$878,635	$669,252	$395,556
Principal payments and sales of portfolio investments	$573,201	$336,154	$191,509

(1)	The investment in SLF includes the Company’s investments in both subordinated notes and LLC equity interests in SLF.

The following table shows the par, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2014(1)			As of September 30, 2013(1)
	Par	Amortized Cost	Fair Value	Par	Amortized Cost	Fair Value
	(In thousands)
Senior secured:
Performing	$265,103	$262,021	$262,854	$298,989	$295,180	$295,493
Non-accrual(2)	3,033	3,021	5	2,624	2,628	665
One stop:
Performing	952,359	939,765	940,729	558,140	549,855	554,523
Non-accrual(2)	—	—	—	—	—	—
Second lien:
Performing	59,902	59,086	59,964	112,714	111,319	112,873
Non-accrual(2)	—	—	—	384	382	—
Subordinated debt:
Performing	3,584	3,564	3,710	21,562	21,374	22,552
Non-accrual(2)	—	—	—	3,034	3,001	—
Subordinated notes of SLF(3)
Performing	25,589	25,589	25,589	4,140	4,140	4,066
Non-accrual(2)	—	—	—	—	—	—
LLC interests of SLF(3)	N/A	9,318	9,242	N/A	591	768
Equity	N/A	35,216	45,519	N/A	29,491	33,705
Total	$1,309,570	$1,337,580	$1,347,612	$1,001,587	$1,017,961	$1,024,645

(1)	Eleven and nine of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of September 30, 2014 and 2013, respectively.
(2)	We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”
(3)	The proceeds from the subordinated notes and LLC interests in SLF were utilized by SLF to fund senior secured loans.

The following table shows the weighted average rate, spread over LIBOR of floating rate, fixed rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio investments during the years ended September 30, 2014, 2013 and 2012:

	For the years ended September 30,
	2014	2013	2012
Weighted average rate of new investment fundings(1)	7.1%	8.2%	8.9%
Weighted average spread over LIBOR of new floating rate investment fundings(1)	6.0%	6.7%	7.0%
Weighted average rate of new fixed rate investment fundings	N/A	15.6%	13.6%
Weighted average fees of new investment fundings	1.2%	1.3%	2.0%
Weighted average rate of sales and payoffs of portfolio investments	7.9%	8.9%	7.6%

(1)	For the year ended September 30, 2012, we have excluded $20.4 million of broadly syndicated loans held for short term investment purposes. These loans had a weighted average rate of 2.6% and a weighted average spread over LIBOR of 2.2%. Had we included the broadly syndicated loans in these rates, for the year ended September 30, 2012, our weighted average rate of new investments would have been 8.6%, and our weighted average spread over LIBOR would have been 6.7%.

For the years ended September 30, 2014, 2013 and 2012, the weighted average interest income yield on the fair value of income producing loans in our portfolio was 8.3%, 9.1% and 9.3%, respectively. As of September 30, 2014, 97.6% and 97.2% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2013, 96.1% and 95.6% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of September 30, 2014, the portfolio median EBITDA for the underlying portfolio companies (excluding SLF) is $21.7 million. The portfolio median EBITDA data is based on the most recently reported trailing twelve month EBITDA received from the portfolio company.

Senior Loan Fund LLC

We co-invest with RGA in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of each of us and RGA (with unanimous approval required from (i) one representative of each of us and RGA or (ii) both representatives of each of us and RGA).

SLF is capitalized with subordinated notes and LLC equity interest subscriptions from its members. As of September 30, 2014, we and RGA owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests. As of September 30, 2014, SLF had subordinated note commitments from us and RGA totaling $100,000, of which approximately $29.2 million and $4.7 million in aggregate principal amount was funded at September 30, 2014 and 2013, respectively. As of September 30, 2014, SLF had LLC equity interest subscriptions from us and RGA totaling $25.0 million, of which approximately $9.3 million and $0.6 million in aggregate was called and contributed as of September 30, 2014 and 2013, respectively.

On January 17, 2014, SLF II entered into the SLF Credit Facility which, as amended, allows SLF II to borrow up to $100.0 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ends April 11, 2015, and the stated maturity date is April 11, 2019. As of September 30, 2014, SLF II had outstanding debt under the SLF Credit Facility of $66.6 million.

Through the reinvestment period, the SLF Credit Facility bears interest at one-month LIBOR, plus a rate between 1.75% and 2.25%, depending on the composition of the collateral asset portfolio, per annum. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the SLF Credit Facility.

As of September 30, 2014 and 2013, SLF had total assets at fair value of $107.2 million and $13.8 million, respectively. As of September 30, 2014 and 2013, SLF’s portfolio was comprised of first lien senior secured loans to 31 and four different borrowers, respectively. As of September 30, 2014 and 2013, none of these loans was on non-accrual status. The portfolio companies in SLF are in industries similar to those in which we may invest directly. Additionally, as of September 30, 2014 and 2013, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $10.1 million and $2.7 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of September 30, 2014 and 2013:

	As of September 30,
	2014	2013
	(Dollars in thousands)
Senior secured loans(1)	$103,695	$13,677
Weighted average current interest rate on senior secured loans(2)	5.2%	5.9%
Number of borrowers in SLF	31	4
Largest loan to a single borrower(1)	$8,229	$8,313
Total of five largest loans to borrowers(1)	$31,132	$13,620

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

SLF Loan Portfolio as of September 30, 2014

Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal/Par Amount	Fair Value(2)
						(In thousands)
5.11, Inc.(3)	Textiles and Leather	Senior Loan	02/2020	6.0%		$3,290	$3,294
ACTIVE Network, Inc.	Electronics	Senior Loan	11/2020	5.5		1,985	1,975
ARG IH Corporation(3)	Beverage, Food and Tobacco	Senior Loan	11/2020	4.8		2,151	2,152
Atrium Innovations	Personal and Non Durable Consumer Products	Senior Loan	02/2021	4.3		3,556	3,498
BJ’s Wholesale Club, Inc.	Retail Stores	Senior Loan	09/2019	4.5		2,985	2,944
Blue Coat Systems, Inc.	Electronics	Senior Loan	05/2019	4.0		1,990	1,958
BMC Software, Inc.	Electronics	Senior Loan	09/2020	5.0		1,915	1,886
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.0		8,229	8,215
Connect Merger Sub, Inc.	Telecommunications	Senior Loan	04/2020	4.8		3,975	3,943
Dell, Inc.	Electronics	Senior Loan	04/2020	4.5		1,985	1,974
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior Loan	04/2021	4.5		2,494	2,491
Diversified Foodservice Supply, Inc.(3)	Beverage, Food and Tobacco	Senior Loan	12/2018	5.8		4,194	4,194
El Pollo Loco Inc.(3)	Personal, Food and Miscellaneous Services	Senior Loan	10/2018	5.3		4,740	4,758
Federal-Mogul Corporation	Automobile	Senior Loan	04/2021	4.8		4,000	3,972
GSDM Holdings Corp.(3)	Healthcare, Education and Childcare	Senior Loan	06/2019	5.3		1,800	1,800
Nuveen Investments, Inc.	Finance	Senior Loan	05/2017	4.2		3,000	2,997
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8		2,058	2,058
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8		468	468
Paradigm Management Services, LLC(3)	Healthcare, Education and Childcare	Senior Loan	01/2019	5.5		6,247	6,247
Payless ShoeSource, Inc.	Retail Stores	Senior Loan	03/2021	5.0		1,995	1,925
Plano Molding Company, LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	10/2018	5.3		1,827	1,827
Print Payroll Services, LLC	Diversified Conglomerate Service	Senior Loan	06/2019	5.6		2,950	2,950
Rug Doctor LLC(3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3		4,939	4,939
Rug Doctor LLC(3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3		428	428
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior Loan	10/2020	4.3		3,975	3,905
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	5.0		6,324	6,324
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior Loan	05/2018	5.5		970	970
Syncsort Incorporated(3)	Electronics	Senior Loan	03/2019	5.8		4,966	4,966
Systems Maintenance Services Holding, Inc.(3)	Electronics	Senior Loan	10/2019	5.0		2,439	2,439
Take 5 Oil Change, L.L.C.(3)	Automobile	Senior Loan	07/2018	6.3		1,429	1,429
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		3,461	3,461
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	6.8		386	386
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		165	165
W3 Co.	Oil and Gas	Senior Loan	03/2020	5.8		2,985	2,981
WII Components, Inc.(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	07/2018	5.5		3,394	3,378
WII Components, Inc.(3)(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	07/2018	N/A	(5)	—	(1)
						$103,695	$103,296

(1)	Represents the weighted average annual current interest rate as of September 30, 2014. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	We also hold a portion of the senior loan in this portfolio company.
(4)	The negative fair value is the result of the unfunded commitment being valued below par.
(5)	The entire commitment was unfunded at September 30, 2014. As such, no interest is being earned on this investment.

SLF Loan Portfolio as of September 30, 2013

Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal/Par Amount	Fair Value(2)
						(In thousands)
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.8%		$8,313	$8,365
SoftWriters, Inc.	Diversified Conglomerate Service	Senior Loan	09/2018	6.5		1,578	1,559
SoftWriters, Inc.(3)	Diversified Conglomerate Service	Senior Loan	09/2018	N/A	(4)	—	(8)
SoftWriters, Inc.(3)	Diversified Conglomerate Service	Senior Loan	09/2018	N/A	(4)	—	(3)
Take 5 Oil Change, L.L.C.(5)	Automobile	Senior Loan	07/2018	6.3		1,445	1,434
Take 5 Oil Change, L.L.C.(5)	Automobile	Senior Loan	07/2018	6.3		57	55
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.5		2,218	2,206
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	6.5		66	63
U.S. Water Services, Inc.(3)	Utilities	Senior Loan	08/2018	N/A	(4)	—	(5)
						$13,677	$13,666

(1)	Represents the weighted average annual current interest rate as of September 30, 2013. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.
(3)	The negative fair value is the result of the unfunded commitment being valued below par.
(4)	The entire commitment was unfunded at September 30, 2013. As such, no interest is being earned on this investment.
(5)	We also hold a portion of the senior loan in this portfolio company.

We have committed to fund $87.5 million of subordinated notes and $21.9 million of LLC equity interest subscriptions to SLF. The amortized cost and fair value of the subordinated notes in SLF held by us was $25.6 million and $25.6 million, respectively, as of September 30, 2014, and $4.1 million and $4.1 million, respectively, as of September 30, 2013. As of September 30, 2014, the subordinated notes pay a weighted average interest rate of three-month LIBOR plus 8.0%, which increased from three-month LIBOR plus 4.0% subsequent to closing the SLF Credit Facility. For the years ended September 30, 2014 and 2013, we earned interest income of $1.9 million and $23,000, respectively, on the subordinated notes. As of September 30, 2014 and 2013, $9.3 million and $0.6 million of our LLC equity interest subscriptions had been called and contributed. For the years ended September 30, 2014 and 2013, we received $0.5 million and $0 in dividend income from the LLC equity interests.

For the year ended September 30, 2014, we earned a total return on our weighted average capital invested in SLF of 7.4%. The total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF subordinated notes and LLC equity interests by the combined daily average of our investments in (1) the principal of the SLF subordinated notes and (2) the net asset value of the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of and for the years ended September 30, 2014 and 2013:

	As of September 30,
	2014	2013
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments in loans receivable, net of discount for loan origination fees	$103,296	$13,666
Cash and other assets	3,932	155
Total assets	$107,228	$13,821
Senior credit facility	$66,600	$—
Payable for open trades	—	8,259
Other liabilities	822	37
Total liabilities	67,422	8,296
Subordinated notes and members’ equity	39,806	5,525
Total liabilities and net assets	$107,228	$13,821

	Years ended September 30,
	2014	2013(1)
	(In thousands)
Selected Statement of Operations Information:
Total revenues	$3,838	$44
Total expenses	$3,438	$36
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	$(98)	$195
Net increase in net assets	$302	$203

(1)	SLF was formed in May 2013 and commenced operations in July 2013.

SLF has elected to fair value the subordinated notes issued to us and RGA under ASC Topic 825 — Financial Instruments, or ASC Topic 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For the years ended September 30, 2014 and 2013, SLF recognized $0.1 million in unrealized appreciation and $0.1 million in unrealized depreciation, respectively, on the subordinated notes. The following table presents the difference between fair value and the aggregate contractual principal amounts of subordinated notes for which the fair value option has been elected as of September 30, 2014 and 2013:

	As of September 30, 2014
	(In thousands)
	Par Value	Carrying Value	Fair Value	Unrealized Appreciation/ (Depreciation)
Subordinated notes	$29,245	$29,245	$29,245	$—

	As of September 30, 2013
	(In thousands)
	Par Value	Carrying Value	Fair Value	Unrealized Appreciation/ (Depreciation)
Subordinated notes	$4,731	$4,731	$4,646	$(85)

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of September 30, 2014 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years(1)
2010 Debt Securitization	$215.0	$—	$—	$—	$215.0
2014 Debt Securitization	246.0	—	—	—	246.0
SBA debentures	208.8	—	—	—	208.8
Credit Facility	27.4	—	—	—	27.4
Revolver	—	—	—	—	—
Unfunded commitments(2)	124.5	124.5	—	—	—
Total contractual obligations(3)	$821.7	$124.5	$—	$—	$697.2

(1)	The notes offered in the 2010 Debt Securitization are scheduled to mature on July 20, 2023, and the notes offered in the 2014 Debt Securitization are scheduled to mature on April 25, 2026. The SBA debentures are scheduled to mature between March 2021 and September 2024. The Credit Facility is scheduled to mature on October 17, 2019. The Revolver is scheduled to mature on November 22, 2019.
(2)	Unfunded commitments represent all amounts unfunded as of September 30, 2014. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of September 30, 2014.
(3)	Total contractual obligations excludes $0.4 million of securred borrowings.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2014 and 2013, we had outstanding commitments to fund investments totaling $124.5 million and $76.3 million, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our ordinary income or gains. For the year ended September 30, 2014, none of our distributions to stockholders represented a return of capital. For the year ended September 30, 2013, $4.8 million, or $0.13 per share, of our distributions to stockholders represented a return of capital. For the year ended September 30, 2012, $1.1 million, or $0.04 per share, of our distributions to stockholders represented a return of capital.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, our stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our dividend reinvestment plan. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into an Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.
•	Golub Capital LLC, and GC Service Company, LLC prior to the assignment of the Administration Agreement on February 5, 2013, provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.
•	We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”
•	Under the Staffing Agreement, Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis.

•	GC Advisors serves as collateral manager to the 2010 Issuer and the 2014 Issuer under collateral management agreements and receives a fee for providing these services that is offset against the base management fee payable by us under the Investment Advisory Agreement.
•	In our common stock offerings that closed on February 3, 2012, October 19, 2012, January 18, 2013 and September 17, 2013, Golub Capital Employee Grant Program Rabbi Trust, a trust organized for the purpose of awarding equity incentive compensation to employees of Golub Capital, purchased an aggregate of $3.1 million of shares, $3.0 million of shares, $1.0 million of shares and $1.7 million of shares, respectively, at each respective public offering price per share. In addition, in the offering that closed on February 3, 2012, Mr. William M. Webster IV, one of our directors, purchased 15,000 shares at the public offering price per share, and Mr. John T. Baily, one of our directors, purchased $75,000 of shares at the public offering price per share. In our common stock offerings that closed on October 19, 2012 and September 17, 2013, Mr. William M. Webster IV and certain of his family members purchased 10,000 shares and 40,000 shares, respectively, at each respective public offering price per share.
•	GC Advisors irrevocably waived $0.6 million of the incentive fee payable by us to GC Advisors for the year ended September 30, 2012, representing the difference between (1) the incentive fee attributable to the TRS if the spread between the interest received on the reference assets underlying the TRS and the interest paid to Citibank on the settled notional value of the TRS were to be treated as part of the income component of the incentive fee and (2) the incentive fee attributable to the TRS if such interest spread were to be treated as part of the capital gains component of such incentive fee. Additionally, GC Advisors irrevocably waived $0.3 million of the incentive fee payable by us to GC Advisors for the year ended September 30, 2013.

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

We follow ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Our fair value analysis includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2014, 2013 and 2012. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2014 and 2013, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

Valuation of Secured Borrowings

We have elected the fair value option under ASC Topic 825 relating to accounting for debt obligations at their fair value for our secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. All secured borrowings as of September 30, 2014 and 2013 were valued using Level 3 inputs under the fair value hierarchy, and our approach to determining fair value of Level 3 secured borrowings is consistent with our approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

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

Non-accrual:  Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $5,000 and $0.7 million as of September 30, 2014 and 2013, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2014 and 2013, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.15% and 1.34%, respectively. In addition, the Class A and B 2010 Notes issued as a part of the 2010 Debt Securitization and the Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization have floating interest rate provisions based on three-month LIBOR that resets quarterly, the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily and the Revolver has a floating interest rate provision based on, at the election of Revolver Funding, either one-month, two-month or three-month LIBOR or PrivateBank’s prime rate that resets at contract maturity. As of September 30, 2014 and 2013, the weighted average LIBOR floor on the secured borrowings, which reset quarterly, was 1.00% and 1.25%, respectively. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the consolidated statement of financial condition as of September 30, 2014 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(in thousands)
Down 25 basis points	$(65)	$(1,221)	$1,156
Up 50 basis points	130	2,442	(2,312)
Up 100 basis points	1,822	4,885	(3,063)
Up 200 basis points	13,866	9,773	4,093
Up 300 basis points	26,219	14,661	11,558

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under the 2010 Debt Securitization, the 2014 Debt Securitization, the Credit Facility, the Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Management assessed the effectiveness of Golub Capital BDC’s internal control over financial reporting as of September 30, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2014, our internal control over financial reporting is effective based on those criteria.

Golub Capital BDC’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2014. This report appears on page 92.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Golub Capital BDC, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Golub Capital BDC, Inc. and Subsidiaries (collectively, the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of investments owned as of September 30, 2014 and 2013, by correspondence with the custodian, loan agent or borrower. Our audits also included performing such other procedures where replies from the custodian, loan agent or borrower were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golub Capital BDC, Inc. and Subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Golub Capital BDC, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 18, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey LLP

Chicago, Illinois
November 18, 2014

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

To the Board of Directors and Stockholders
Golub Capital BDC, Inc. and Subsidiaries

We have audited Golub Capital BDC, Inc. and Subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Golub Capital BDC, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, of Golub Capital BDC, Inc. and Subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, changes in net assets and cash flows for each of three years in the period ended September 30, 2014, and our report dated November 18, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP

Chicago, Illinois
November 18, 2014

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2014	September 30, 2013
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,309,701	$1,011,586
Non-controlled affiliate company investments	3,080	8,225
Controlled affiliate company investments	34,831	4,834
Total investments at fair value (cost of $1,337,580 and $1,017,961, respectively)	1,347,612	1,024,645
Cash and cash equivalents	5,135	16,309
Restricted cash and cash equivalents	74,808	38,408
Interest receivable	5,791	4,316
Deferred financing costs	9,515	7,742
Other assets	527	236
Total Assets	$1,443,388	$1,091,656
Liabilities
Debt	$697,150	$412,100
Secured borrowings, at fair value (proceeds of $384 and $8,683, respectively)	389	8,809
Interest payable	3,196	1,277
Management and incentive fees payable	8,451	5,579
Payable for open trades	—	3,677
Accounts payable and accrued expenses	1,397	1,978
Accrued trustee fees	66	—
Total Liabilities	710,649	433,420
Commitments and Contingencies (Note 10)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2014 and September 30, 2013	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 47,119,498 and 43,282,932 shares issued and outstanding as of September 30, 2014 and September 30, 2013, respectively	47	43
Paid in capital in excess of par	720,479	652,669
Undistributed net investment income	3,627	2,725
Net unrealized appreciation on investments and derivative instruments	12,694	9,225
Net realized loss on investments and derivative instruments	(4,108)	(6,426)
Total Net Assets	732,739	658,236
Total Liabilities and Total Net Assets	$1,443,388	$1,091,656
Number of common shares outstanding	47,119,498	43,282,932
Net asset value per common share	$15.55	$15.21

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years ended September 30,
	2014	2013	2012
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$102,158	$78,183	$55,979
Dividend income	1,248	2,197	377
Fee income	3,259	2,743	1,156
Total investment income from non-controlled/non-affiliate company investments	106,665	83,123	57,512
From non-controlled affiliate company investments:
Interest income	225	613	347
Fee income	171	15	—
Total investment income from non-controlled affiliate company investments	396	628	347
From controlled affiliate company investments:
Interest income	1,947	23	—
Dividend income	518	—	—
Total investment income from controlled affiliate company investments	2,465	23	—
Total investment income	109,526	83,774	57,859
Expenses
Interest and other debt financing expenses	20,227	12,427	10,781
Base management fee	17,053	11,749	8,495
Incentive fee	10,128	9,844	6,228
Administrative service fee	2,527	2,625	1,713
Professional fees	2,451	2,200	2,231
General and administrative expenses	605	534	535
Total expenses	52,991	39,379	29,983
Net investment income	56,535	44,395	27,876
Net gain (loss) on investments and secured borrowings
Net realized gains (losses):
Non-controlled/non-affiliate company investments	5,384	(1,363)	(5,467)
Derivative instruments	—	—	2,095
Net realized gains (losses)	5,384	(1,363)	(3,372)
Net unrealized appreciation (depreciation):
Non-controlled/non-affiliate company investments	3,052	3,536	4,636
Non-controlled affiliate company investments	475	(25)	634
Controlled affiliate company investments	(179)	103	—
Derivative instruments	—	—	1,986
Net unrealized appreciation (depreciation)	3,348	3,614	7,256
Net change in unrealized appreciation (depreciation) on secured borrowings	121	(126)	—
Net gain (loss) on investments and secured borrowings	8,853	2,125	3,884
Net increase in net assets resulting from operations	$65,388	$46,520	$31,760
Per Common Share Data
Basic and diluted earnings per common share	$1.44	$1.35	$1.31
Dividends and distributions declared per common share	$1.28	$1.28	$1.28
Basic and diluted weighted average common shares outstanding	45,277,111	34,466,923	24,271,251

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Capital Distributions in Excess of and Undistributed Net Investment Income	Net Unrealized Appreciation (Depreciation) on Investments, Derivative Instruments and Secured Borrowings	Net Realized Gain (Loss) on Investments and Derivative Instruments	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2011	21,733,903	$22	$318,302	$(398)	$(1,519)	$142	$316,549
Issuance of common stock, net of offering and underwriting costs(1)	3,825,000	4	56,463	—	—	—	56,467
Net increase in net assets resulting from operations	—	—	—	27,876	7,256	(3,372)	31,760
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	129,198	—	1,909	—	—	—	1,909
Dividends and distributions	—	—	—	(31,556)	—	—	(31,556)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(1,111)	4,425	—	(3,314)	—
Balance at September 30, 2012	25,688,101	26	375,563	347	5,737	(6,544)	375,129
Issuance of common stock, net of offering and underwriting costs(2)	17,466,382	17	279,892	—	—	—	279,909
Net increase in net assets resulting from operations	—	—	—	44,395	3,488	(1,363)	46,520
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	128,449	—	2,072	—	—	—	2,072
Dividends and distributions	—	—	—	(45,394)	—	—	(45,394)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(4,858)	3,377	—	1,481	—
Balance at September 30, 2013	43,282,932	43	652,669	2,725	9,225	(6,426)	658,236
Issuance of common stock, net of offering and underwriting costs(3)	3,666,855	4	64,102	—	—	—	64,106
Net increase in net assets resulting from operations	—	—	—	56,535	3,469	5,384	65,388
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	169,711	—	2,832	—	—	—	2,832
Dividends and distributions	—	—	—	(57,823)	—	—	(57,823)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	876	2,190	—	(3,066)	—
Balance at September 30, 2014	47,119,498	$47	$720,479	$3,627	$12,694	$(4,108)	$732,739

(1)	On January 31, 2012, Golub Capital BDC, Inc. priced a public offering of 3,500,000 shares of its common stock at a public offering price of $15.35 per share. On March 1, 2012, Golub Capital BDC, Inc. sold an additional 325,000 shares of its common stock at a public offering price of $15.35 per share pursuant to the underwriters’ partial exercise of the over-allotment option.
(2)	On October 16, 2012, Golub Capital BDC, Inc. priced a public offering of 2,600,000 shares of its common stock at a public offering price of $15.58 per share. On November 14, 2012, Golub Capital BDC, Inc. sold an additional 294,120 shares of its common stock at a public offering price of $15.58 per share pursuant to the underwriters’ partial exercise of the over-allotment option. On January 15, 2013, Golub Capital BDC, Inc. priced a public offering of 4,500,000 shares of its common stock at a public offering price of $15.87 per share. On February 20, 2013, Golub Capital BDC, Inc. sold an additional 622,262 shares of its common stock at a public offering price of $15.87 per share pursuant to the underwriters’ partial exercise of the over-allotment option. On May 7, 2013, Golub Capital BDC, Inc. priced a public offering of 6,000,000 shares of its common stock at a public offering price of $17.47 per share. On September 12, 2013, Golub Capital BDC, Inc. priced a public offering of 3,000,000 shares of its common stock at public offering price of $16.95 per share. On September 27, 2013, Golub Capital BDC, Inc. sold an additional 450,000 shares of its common stock at a public offering price of $16.95 per share pursuant to the underwriters’ full exercise of the over-allotment option.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Continued)
(In thousands, except share data)

(3)	On March 18, 2014, Golub Capital BDC, Inc. priced a public offering of 3,500,000 shares of its common stock at a public offering price of $18.05 per share. On April 23, 2014, Golub Capital BDC, Inc. sold an additional 166,855 shares of its common stock at a public offering price of $18.05 per share pursuant to the underwriters’ partial exercise of the option granted in connection with the public offering in March 2014.

See Notes to Consolidated Financial Statements, including Note 13, Public Offerings.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended September 30,
	2014	2013	2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$65,388	$46,520	$31,760
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred financing costs	3,030	1,825	1,455
Accretion of discounts and amortization of premiums	(8,894)	(7,591)	(5,089)
Net realized loss (gain) on investments	(5,384)	1,363	5,467
Net realized gain on derivative instruments	—	—	(2,095)
Net change in unrealized (appreciation) depreciation on investments	(3,348)	(3,614)	(5,270)
Net change in unrealized (appreciation) depreciation on derivative instruments	—	—	(1,986)
Net change in unrealized appreciation (depreciation) on secured borrowings	(121)	126	—
Proceeds from (fundings of) revolving loans, net	288	(7,883)	(3,228)
Fundings of investments	(878,635)	(669,252)	(395,556)
Proceeds from principal payments and sales of portfolio investments	573,201	336,154	191,509
Proceeds from derivative instruments	—	—	2,095
PIK interest	69	(908)	(914)
Changes in operating assets and liabilities:
Interest receivable	(1,475)	(410)	(843)
Cash collateral on deposit with custodian	—	—	21,162
Other assets	(291)	219	26
Interest payable	1,919	(114)	325
Management and incentive fees payable	2,872	1,376	2,595
Payable for investments purchased	(3,677)	3,677	—
Accounts payable and accrued expenses	(581)	905	321
Accrued trustee fees	66	—	—
Net cash (used in) provided by operating activities	(255,573)	(297,607)	(158,266)
Cash flows from investing activities
Net change in restricted cash and cash equivalents	(36,400)	(1,372)	(13,620)
Net cash (used in) provided by investing activities	(36,400)	(1,372)	(13,620)
Cash flows from financing activities
Borrowings on debt	825,950	376,350	178,317
Repayments of debt	(540,900)	(316,550)	(63,700)
Capitalized debt financing costs	(4,803)	(3,669)	(2,010)
Proceeds from secured borrowings	29,518	12,481	—
Repayments on secured borrowings	(38,081)	(3,802)	—
Proceeds from shares sold, net of underwriting costs	64,170	280,856	57,164
Offering costs paid	(64)	(947)	(696)
Dividends and distributions paid	(54,991)	(43,322)	(29,648)
Net cash provided by (used in) financing activities	280,799	301,397	139,427
Net change in cash and cash equivalents	(11,174)	2,418	(32,459)
Cash and cash equivalents, beginning of period	16,309	13,891	46,350
Cash and cash equivalents, end of period	$5,135	$16,309	$13,891
Supplemental information:
Cash paid during the period for interest	$14,081	$10,634	$9,001
Dividends and distributions declared during the period	(57,823)	(45,394)	(31,556)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets	Fair Value
Investments
United States
Debt investments
Aerospace and Defense
ILC Dover, LP	One stop	P + 4.50%	7.75%	03/2019	$360	$352	0.1%	$360
ILC Dover, LPˆ	One stop	L + 5.50%	6.50%	03/2020	18,594	18,467	2.5	18,594
ILC Industries, Inc.(3)	One stop	L + 4.75%	N/A (4)	07/2020	—	(32)	—	(25)
ILC Industries, Inc.*ˆ	One stop	L + 4.75%	5.75%	07/2020	28,510	28,234	3.9	28,296
Novetta Solutions LLC	Senior loan	P + 3.00%	6.25%	03/2017	184	178	—	184
Novetta Solutions LLC*	Senior loan	L + 5.00%	6.25%	03/2017	1,697	1,673	0.2	1,697
NTS Technical Systems(3)	One stop	L + 6.00%	N/A (4)	11/2018	—	(30)	—	—
NTS Technical Systems*ˆ	One stop	L + 6.00%	7.25%	11/2018	18,871	18,572	2.6	18,871
NTS Technical Systems(3)	One stop	L + 6.00%	N/A (4)	11/2018	—	(63)	—	—
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	188	181	—	188
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	3,899	3,836	0.3	2,339
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	1,877	1,857	0.3	1,877
					74,180	73,225	9.9	72,381
Automobile
American Driveline Systems, Inc.	Senior loan	L + 5.50%	7.22%	01/2016	331	328	—	292
American Driveline Systems, Inc.*	Senior loan	L + 5.50%	7.00%	01/2016	2,797	2,774	0.3	2,517
K&N Engineering, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	07/2019	—	(7)	—	(2)
K&N Engineering, Inc.*ˆ	Senior loan	L + 4.25%	5.25%	07/2019	6,816	6,721	0.9	6,782
K&N Engineering, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	07/2019	—	(19)	—	(2)
Take 5 Oil Change, L.L.C.(3)	Senior loan	L + 5.25%	N/A (4)	07/2018	—	(7)	—	—
Take 5 Oil Change, L.L.C.ˆ	Senior loan	L + 5.25%	6.25%	07/2018	4,872	4,840	0.7	4,872
					14,816	14,630	1.9	14,459
Banking
HedgeServ Holding L.P.ˆ	One stop	L + 8.25%	5.25% cash/ 4.00% PIK	02/2019	17,240	17,092	2.4	17,240
HedgeServ Holding L.P.(3)	One stop	L + 4.25%	N/A (4)	02/2019	—	(8)	—	—
Prommis Fin Co.(6)	Senior loan	P + 10.00%	13.25%	06/2015	85	84	—	2
Prommis Fin Co.*(6)	Senior loan	N/A	2.25% cash/ 11.5% PIK	06/2015	124	124	—	3
					17,449	17,292	2.4	17,245

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets	Fair Value
Beverage, Food and Tobacco
ABP Corporation	Senior loan	P + 3.50%	7.25%	09/2018	84	77	—	84
ABP Corporation*	Senior loan	L + 4.75%	6.00%	09/2018	4,796	4,727	0.7	4,796
Ameriqual Group, LLC*	Senior loan	L + 6.00%	6.50% cash/ 1.00% PIK	03/2016	1,693	1,676	0.2	1,625
Ameriqual Group, LLC*	Senior loan	L + 9.00%	9.00% cash/ 1.50% PIK	03/2016	831	826	0.1	686
ARG IH Corporation (Arby’s)ˆ	Senior loan	L + 3.75%	4.75%	11/2020	2,337	2,311	0.3	2,339
Atkins Nutritionals, Inc*ˆ	One stop	L + 5.00%	6.25%	01/2019	23,873	23,683	3.2	23,754
Atkins Nutritionals, Inc*	One stop	L + 8.50%	9.75%	04/2019	21,636	21,326	3.0	21,744
C. J. Foods, Inc.	One stop	L + 5.50%	6.50%	05/2019	86	77	—	86
C. J. Foods, Inc.(3)	One stop	L + 5.50%	N/A (4)	05/2019	—	(12)	—	—
C. J. Foods, Inc.	One stop	L + 5.50%	6.50%	05/2019	3,224	3,179	0.4	3,224
Candy Intermediate Holdings, Inc. (Ferrara Candy)ˆ	Senior loan	L + 6.25%	7.50%	06/2018	4,887	4,780	0.6	4,747
Diversified Foodservice Supply, Inc.(3)	Senior loan	L + 4.50%	N/A (4)	12/2018	—	(3)	—	—
Diversified Foodservice Supply, Inc.*	Senior loan	L + 4.50%	5.75%	12/2018	4,556	4,518	0.6	4,556
Firebirds International, LLC(3)	One stop	L + 6.25%	N/A (4)	05/2018	—	(2)	—	—
Firebirds International, LLC*	One stop	L + 6.25%	7.50%	05/2018	1,096	1,081	0.1	1,096
Firebirds International, LLC	One stop	L + 6.25%	7.50%	05/2018	304	299	0.1	304
Firebirds International, LLC(3)	One stop	L + 6.25%	N/A (4)	05/2018	—	(5)	—	—
First Watch Restaurants, Inc.(3)	One stop	L + 7.50%	N/A (4)	12/2018	—	(24)	—	—
First Watch Restaurants, Inc.*ˆ	One stop	L + 7.50%	8.75%	12/2018	11,293	11,165	1.5	11,293
First Watch Restaurants, Inc.*ˆ	One stop	P + 6.50%	9.75%	12/2018	3,070	3,035	0.4	3,070
First Watch Restaurants, Inc.	One stop	L + 7.50%	8.75%	12/2018	1,749	1,744	0.2	1,749
IT’SUGAR LLC	Senior loan	L + 7.50%	9.00%	04/2018	7,566	7,456	1.0	7,566
IT’SUGAR LLC	Subordinated debt	N/A	5.00%	10/2017	1,707	1,707	0.3	1,833
Julio & Sons Company	One stop	L + 5.50%	6.50%	09/2016	277	271	—	277
Julio & Sons Company*	One stop	L + 5.50%	6.50%	09/2016	6,978	6,935	1.0	6,978
Julio & Sons Company(3)	One stop	L + 5.50%	N/A (4)	09/2016	—	(26)	—	—
Northern Brewer, LLC	One stop	P + 9.25%	8.50% cash/ 4.00% PIK	02/2018	676	665	0.1	541
Northern Brewer, LLC	One stop	P + 9.25%	8.50% cash/ 4.00% PIK	02/2018	6,363	6,244	0.7	5,090
Richelieu Foods, Inc.	Senior loan	P + 4.00%	7.25%	11/2015	101	96	—	101
Richelieu Foods, Inc.*	Senior loan	L + 5.00%	6.75%	11/2015	1,854	1,839	0.3	1,854
Tate’s Bake Shop, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	08/2019	—	(4)	—	(4)
Tate’s Bake Shop, Inc.ˆ	Senior loan	L + 4.75%	5.75%	08/2019	3,008	2,978	0.4	2,978
Tate’s Bake Shop, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	08/2019	—	(5)	—	(6)
Uinta Brewing Company(3)	One stop	L + 6.00%	N/A (4)	08/2019	—	(8)	—	(8)
Uinta Brewing Companyˆ	One stop	L + 6.00%	7.00%	08/2019	3,236	3,204	0.4	3,203
					117,281	115,810	15.6	115,556

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets	Fair Value
Building and Real Estate
Brooks Equipment Company, LLC(3)	One stop	L + 5.75%	N/A (4)	08/2020	—	(20)	—	(20)
Brooks Equipment Company, LLC*ˆ	One stop	L + 5.75%	6.75%	08/2020	27,150	26,753	3.7	26,946
ITEL Laboratories, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2018	—	(1)	—	—
ITEL Laboratories, Inc.*	Senior loan	L + 4.75%	6.00%	06/2018	756	749	0.1	756
					27,906	27,481	3.8	27,682
Cargo Transport
RP Crown Parent (RedPrairie Corp)*	Senior loan	L + 5.00%	6.00%	12/2018	1,970	1,942	0.3	1,923
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.25%	5.25%	10/2017	16	16	—	16
Fort Dearborn Company*ˆ	Senior loan	L + 4.25%	5.25%	10/2017	511	508	0.1	511
Fort Dearborn Company*	Senior loan	L + 4.75%	5.75%	10/2018	63	63	—	63
Fort Dearborn Company*ˆ	Senior loan	L + 4.75%	5.75%	10/2018	2,180	2,168	0.3	2,180
Packaging Coordinators, Inc.*ˆ	Senior loan	L + 4.25%	5.25%	08/2021	15,000	14,852	2.1	15,032
Packaging Coordinators, Inc.	Second lien	L + 8.00%	9.00%	08/2022	10,000	9,901	1.4	9,950
					27,770	27,508	3.9	27,752
Diversified Conglomerate Manufacturing
Chase Industries, Inc.*ˆ	One stop	P + 4.50%	7.75%	09/2020	21,037	20,828	2.8	20,827
Chase Industries, Inc.	One stop	P + 4.50%	7.75%	09/2020	277	255	—	255
Chase Industries, Inc.(3)	One stop	L + 5.75%	N/A (4)	09/2020	—	(48)	—	(49)
ICCN Acquisition Corp.(3)	One stop	L + 5.25%	N/A (4)	03/2019	—	(4)	—	—
ICCN Acquisition Corp.ˆ	One stop	L + 5.25%	6.25%	03/2019	3,998	3,936	0.5	3,998
ICCN Acquisition Corp.(3)	One stop	L + 5.25%	N/A (4)	03/2019	—	(14)	—	—
Metal Spinners, Inc.*	Senior loan	L + 7.50%	9.00%	04/2015	1,294	1,288	0.2	1,294
Metal Spinners, Inc.*	Senior loan	L + 7.50%	9.00%	04/2015	2,536	2,524	0.3	2,536
Onicon Incorporated(3)	One stop	L + 4.50%	N/A (4)	12/2017	—	(10)	—	—
Onicon Incorporated	One stop	L + 4.50%	5.50%	12/2017	3,141	3,100	0.4	3,141
Pasternack Enterprises, Inc.*	Senior loan	L + 5.00%	6.25%	12/2017	1,126	1,119	0.2	1,126
Plex Systems, Inc.(3)	Senior loan	L + 7.50%	N/A (4)	06/2018	—	(26)	—	—
Plex Systems, Inc.*ˆ	Senior loan	L + 7.50%	8.75%	06/2018	18,797	18,409	2.6	18,797
Sunless Merger Sub, Inc.(3)	Senior loan	L + 5.25%	N/A (4)	07/2016	—	—	—	(26)
Sunless Merger Sub, Inc.*	Senior loan	L + 5.25%	6.50%	07/2016	1,816	1,813	0.2	1,271
TIDI Products, LLC(3)	One stop	L + 6.50%	N/A (4)	07/2017	—	(11)	—	—
TIDI Products, LLC*	One stop	L + 6.50%	7.75%	07/2018	12,631	12,441	1.7	12,631
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	4,049	4,022	0.6	4,049
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	56	56	—	56
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	846	850	0.1	846
					71,604	70,528	9.6	70,752

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Service
Accellos, Inc.(3)	One stop	L + 5.75%	N/A (4)	07/2020	—	(20)	—	—
Accellos, Inc.ˆ	One stop	L + 5.75%	6.75%	07/2020	31,113	30,740	4.2	31,113
Aderant North America, Inc.*	Senior loan	L + 4.25%	5.25%	12/2018	4,220	4,190	0.6	4,220
Agility Recovery Solutions Inc.(3)	One stop	L + 6.75%	N/A (4)	09/2018	—	(6)	—	—
Agility Recovery Solutions Inc.*	One stop	L + 6.75%	8.00%	09/2018	8,128	7,995	1.1	8,128
Bomgar Corporation(3)	One stop	L + 6.00%	N/A (4)	05/2019	—	(18)	—	(20)
Bomgar Corporation*	One stop	L + 6.00%	7.00%	05/2020	29,423	28,935	4.0	29,129
Daxko, LLC(3)	One stop	L + 7.75%	N/A (4)	03/2019	—	(24)	—	—
Daxko, LLC	One stop	L + 7.75%	8.75%	03/2019	16,840	16,564	2.3	16,840
EAG, INC. (Evans Analytical Group)*	Senior loan	L + 4.00%	5.00%	07/2017	2,401	2,377	0.3	2,401
Integration Appliance, Inc.	Senior loan	L + 8.25%	9.50%	09/2018	719	711	0.1	719
Integration Appliance, Inc.	Senior loan	L + 8.25%	9.50%	09/2018	5,396	5,288	0.7	5,396
Integration Appliance, Inc.	Senior loan	L + 8.25%	9.50%	06/2019	7,914	7,727	1.1	7,914
Marathon Data Operating Co., LLC(3)	One stop	L + 6.25%	N/A (4)	08/2017	—	(6)	—	—
Marathon Data Operating Co., LLC	One stop	L + 6.25%	7.50%	08/2017	4,595	4,528	0.6	4,595
Navex Global, Inc.(3)	One stop	L + 5.50%	N/A (4)	12/2016	—	(19)	—	—
Navex Global, Inc.*	One stop	L + 5.50%	6.50%	12/2016	19,045	18,718	2.6	19,045
NetSmart Technologies, Inc.*	One stop	L + 7.53%	8.78%	12/2017	8,068	8,012	1.1	8,068
NetSmart Technologies, Inc.	One stop	L + 7.52%	8.77%	12/2017	637	629	0.1	637
PC Helps Support, LLC(3)	Senior loan	L + 5.25%	N/A (4)	09/2017	—	(2)	—	—
PC Helps Support, LLC	Senior loan	L + 5.25%	6.51%	09/2017	1,707	1,692	0.2	1,707
Secure-24, LLC(3)	One stop	L + 6.25%	N/A (4)	08/2017	—	(5)	—	—
Secure-24, LLC*	One stop	L + 6.25%	7.50%	08/2017	10,433	10,249	1.4	10,433
Secure-24, LLCˆ	One stop	L + 6.25%	7.50%	08/2017	1,526	1,507	0.2	1,526
SoftWriters, Inc.(3)	One stop	L + 5.00%	N/A (4)	05/2019	—	(2)	—	—
SoftWriters, Inc.(3)	One stop	L + 5.00%	N/A (4)	05/2019	—	(3)	—	—
SoftWriters, Inc.	One stop	L + 5.00%	6.00%	05/2019	6,411	6,387	0.9	6,411
Source Medical Solutions, Inc.	Second lien	L + 8.00%	9.00%	03/2018	9,294	9,146	1.3	9,294
					167,870	165,290	22.8	167,556

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets	Fair Value
Electronics
ECI Acquisition Holdings, Inc.(3)	One stop	L + 6.25%	N/A (4)	03/2019	—	(17)	—	—
ECI Acquisition Holdings, Inc.ˆ	One stop	L + 6.25%	7.25%	03/2019	22,215	21,844	3.0	22,215
ECI Acquisition Holdings, Inc.(3)	One stop	L + 6.25%	N/A (4)	03/2019	—	(79)	—	—
Rogue Wave Holdings, Inc.*ˆ	One stop	L + 8.08%	9.10%	12/2018	10,613	10,500	1.4	10,613
Sloan Company, Inc., The(3)	One stop	L + 7.50%	N/A (4)	10/2018	—	(13)	—	—
Sloan Company, Inc., The*ˆ	One stop	L + 7.50%	8.75%	10/2018	13,027	12,895	1.8	13,027
Sparta Holding Corporation(3)	One stop	L + 5.25%	N/A (4)	07/2020	—	(37)	—	(30)
Sparta Holding Corporation*ˆ	One stop	L + 6.75%	6.25% cash/ 1.50% PIK	07/2020	23,358	23,075	3.2	23,124
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (4)	03/2019	—	(3)	—	—
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (4)	03/2019	—	(13)	—	—
Syncsort Incorporated*	Senior loan	L + 4.75%	5.75%	03/2019	6,143	6,089	0.8	6,143
Systems Maintenance Services Holding, Inc.ˆ	Senior loan	L + 4.00%	5.00%	10/2019	2,650	2,639	0.4	2,650
Taxware, LLC*ˆ	Second lien	L + 8.38%	9.38%	10/2019	19,979	19,678	2.7	19,979
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	9.00%	10/2021	9,435	9,270	1.3	9,435
					107,420	105,828	14.6	107,156
Finance
Ascensus, Inc.(3)	One stop	L + 4.00%	N/A (4)	11/2018	—	(16)	—	—
Ascensus, Inc.ˆ	One stop	L + 4.00%	5.00%	12/2019	4,193	4,120	0.6	4,193
Ascensus, Inc.ˆ	One stop	L + 8.00%	9.00%	12/2020	6,337	6,142	0.9	6,337
Pillar Processing LLC*(6)	Senior loan	L + 5.50%	5.72%	11/2018	447	445	—	—
Pillar Processing LLC*(6)	Senior loan	N/A	14.50%	05/2019	2,377	2,368	—	—
					13,354	13,059	1.5	10,530
Grocery
MyWebGrocer, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	05/2018	—	(12)	—	—
MyWebGrocer, Inc.ˆ	Senior loan	L + 8.75%	6.00% cash/ 4.00% PIK	05/2018	14,271	14,093	1.9	14,271
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.50%	5.75%	05/2018	2,674	2,653	0.4	2,674
					16,945	16,734	2.3	16,945
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.(3)	Senior loan	L + 5.00%	N/A (4)	02/2018	—	(8)	—	—
Advanced Pain Management Holdings, Inc.*	Senior loan	L + 5.00%	6.25%	02/2018	7,102	7,054	1.0	7,102
Advanced Pain Management Holdings, Inc.	Senior loan	L + 5.00%	6.25%	02/2018	486	481	0.1	486
Avatar International, LLC(3)	One stop	L + 4.94%	N/A (4)	09/2016	—	(4)	—	—
Avatar International, LLC*	One stop	L + 7.89%	6.19% cash/ 2.95% PIK	09/2016	7,611	7,560	0.7	4,947
Avatar International, LLC	One stop	L + 7.89%	6.19% cash/ 2.95% PIK	09/2016	1,642	1,634	0.1	1,067

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare (Continued)
California Cryobank, LLC	One stop	P + 4.25%	7.50%	08/2019	86	84	—	84
California Cryobank, LLCˆ	One stop	L + 5.50%	6.50%	08/2019	1,550	1,535	0.2	1,535
California Cryobank, LLC(3)	One stop	L + 5.50%	N/A (4)	08/2019	—	(2)	—	(2)
Certara L.P.(3)	One stop	L + 6.25%	N/A (4)	12/2018	—	(18)	—	—
Certara L.P.*ˆ	One stop	L + 6.25%	7.25%	12/2018	22,948	22,722	3.1	22,948
Data Innovations LLC	One stop	L + 7.69%	8.69%	05/2019	8,800	8,619	1.2	8,800
Delta Educational Systems*	Senior loan	P + 4.75%	8.00%	12/2016	1,646	1,627	0.2	1,646
Delta Educational Systems	Senior loan	L + 6.00%	N/A (4)	12/2016	—	—	—	—
Encore Rehabilitation Services, LLC(3)	One stop	L + 6.00%	N/A (4)	06/2017	—	(9)	—	—
Encore Rehabilitation Services, LLC	One stop	L + 6.00%	7.25%	06/2017	4,969	4,895	0.7	4,969
G & H Wire Company, Inc.(3)	Senior loan	L + 5.75%	N/A (4)	12/2017	—	(6)	—	—
G & H Wire Company, Inc.*ˆ	Senior loan	L + 5.75%	6.75%	12/2017	12,902	12,766	1.8	12,902
Global Healthcare Exchange, LLC(3)	One stop	L + 9.00%	N/A (4)	03/2020	—	(23)	—	—
Global Healthcare Exchange, LLC	One stop	L + 9.00%	10.00%	03/2020	20,087	19,723	2.7	20,087
GSDM Holdings Corp.	Senior loan	L + 4.25%	5.25%	06/2019	627	624	0.1	627
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.77%	05/2018	910	896	0.1	864
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.51%	05/2017	3,672	3,608	0.5	3,489
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.50%	05/2017	427	421	0.1	406
IntegraMed America, Inc.(3)	One stop	L + 7.25%	8.50%	09/2017	811	800	0.1	811
IntegraMed America, Inc.*ˆ	One stop	L + 7.25%	8.50%	09/2017	15,587	15,376	2.1	15,587
Joerns Healthcare, LLC	One stop	L + 5.00%	6.00%	05/2020	9,794	9,702	1.3	9,782
Maverick Healthcare Group, LLC*	Senior loan	L + 5.50%	7.25%	12/2016	1,989	1,964	0.3	1,949
Northwestern Management Services, LLC	Senior loan	P + 4.00%	7.25%	10/2017	114	104	—	114
Northwestern Management Services, LLC*	Senior loan	L + 5.25%	6.50%	10/2017	3,964	3,913	0.5	3,964
Northwestern Management Services, LLC	Senior loan	L + 5.25%	6.50%	10/2017	47	44	—	47
Onsite Holding Corp.(3)	One stop	L + 5.25%	N/A (4)	06/2020	—	(42)	—	—
Onsite Holding Corp.*ˆ	One stop	L + 5.25%	6.25%	06/2020	26,921	26,696	3.7	26,921
Paradigm Management Services, LLCˆ	Senior loan	L + 4.50%	5.50%	01/2019	2,740	2,719	0.4	2,740
Pentec Acquisition Sub, Inc.(3)	Senior loan	L + 5.25%	N/A (4)	05/2017	—	(2)	—	—
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.25%	6.50%	05/2018	1,776	1,754	0.2	1,776
Pyramid Healthcare, Inc.(3)	One stop	L + 5.75%	N/A (4)	08/2019	—	(5)	—	(4)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare (Continued)
Pyramid Healthcare, Inc.ˆ	One stop	L + 5.75%	6.75%	08/2019	7,607	7,542	1.0	7,550
Radiology Partners, Inc.(3)	One stop	L + 5.00%	N/A (4)	09/2020	—	(8)	—	(8)
Radiology Partners, Inc.*ˆ	One stop	L + 5.00%	6.00%	09/2020	17,209	16,937	2.3	17,037
Radiology Partners, Inc.(3)	One stop	L + 5.00%	N/A (4)	09/2020	—	(46)	—	(46)
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	7.25%	06/2017	10	3	—	10
Reliant Pro ReHab, LLC*ˆ	Senior loan	L + 5.00%	6.00%	06/2017	7,615	7,547	1.0	7,615
Renaissance Pharma (U.S.) Holdings Inc.	Senior loan	P + 3.00%	6.25%	05/2018	63	59	—	63
Renaissance Pharma (U.S.) Holdings Inc.*ˆ	Senior loan	L + 4.00%	5.00%	05/2018	4,090	4,039	0.6	4,090
Southern Anesthesia and Surgical(3)	One stop	L + 5.50%	N/A (4)	11/2017	—	(10)	—	—
Southern Anesthesia and Surgical	One stop	L + 5.50%	6.50%	11/2017	6,012	5,905	0.8	6,012
Southern Anesthesia and Surgical(3)	One stop	L + 5.50%	N/A (4)	11/2017	—	(40)	—	—
Spear Education, LLC(3)	One stop	L + 5.50%	N/A (4)	08/2019	—	(6)	—	(6)
Spear Education, LLC*ˆ	One stop	L + 5.50%	6.50%	08/2019	6,005	5,961	0.8	5,960
Spear Education, LLC	One stop	L + 5.50%	N/A (4)	08/2019	—	—	—	—
Surgical Information Systems, LLCˆ	Senior loan	L + 3.50%	4.51%	09/2018	2,060	2,055	0.3	2,060
U.S. Anesthesia Partners, Inc.	One stop	L + 5.00%	6.00%	12/2019	6,000	5,970	0.8	5,970
WIL Research Company, Inc.*	Senior loan	L + 4.50%	5.75%	02/2018	776	769	0.1	753
Young Innovations, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	01/2018	—	(3)	—	—
Young Innovations, Inc.*ˆ	Senior loan	L + 4.25%	5.25%	01/2019	5,443	5,412	0.7	5,443
					222,098	219,288	29.6	218,147
Home and Office Furnishings, Housewares, and Durable Consumer
Plano Molding Company, LLCˆ	Senior loan	L + 4.25%	5.25%	10/2018	1,984	1,972	0.3	1,984
WII Components, Inc.	Senior loan	L + 4.50%	N/A (4)	07/2018	—	—	—	—
WII Components, Inc.*	Senior loan	L + 4.50%	5.50%	07/2018	1,183	1,177	0.2	1,177
Zenith Products Corporation	One stop	P + 1.75%	5.00%	09/2013	29	29	—	25
Zenith Products Corporation*	One stop	P + 3.50%	6.75%	09/2013	3,684	3,684	0.3	1,842
					6,880	6,862	0.8	5,028
Insurance
Captive Resources Midco, LLC(3)	One stop	L + 5.00%	N/A (4)	01/2019	—	(16)	—	—
Captive Resources Midco, LLC*ˆ	One stop	L + 5.00%	6.50%	01/2019	19,653	19,477	2.7	19,653
					19,653	19,461	2.7	19,653
Investment Funds and Vehicles
Senior Loan Fund LLC(7)(8)	Subordinated debt	L + 8.00%	8.16%	05/2020	25,589	25,589	3.5	25,589

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets	Fair Value
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	One stop	P + 6.75%	9.76%	11/2018	884	873	0.1	769
Competitor Group, Inc.*	One stop	L + 8.75%	9.00% cash/ 1.00% PIK	11/2018	12,807	12,654	1.6	11,526
Octane Fitness, LLC(3)	One stop	L + 5.25%	N/A (4)	10/2018	—	(3)	—	—
Octane Fitness, LLC*	One stop	L + 5.25%	6.50%	10/2018	8,034	8,001	1.1	8,034
Pride Manufacturing Company, LLC*	Senior loan	L + 6.00%	7.75%	11/2015	493	490	0.1	493
Self Esteem Brands, LLC(3)	Senior loan	L + 4.00%	N/A (4)	02/2020	—	(5)	—	—
Self Esteem Brands, LLCˆ	Senior loan	L + 4.00%	5.00%	02/2020	7,462	7,420	1.0	7,462
Starplex Operating, L.L.C.	One stop	P + 6.25%	9.50%	12/2017	311	298	—	311
Starplex Operating, L.L.C.*ˆ	One stop	L + 7.50%	9.00%	12/2017	10,079	9,912	1.4	10,079
Titan Fitness, LLC(3)	One stop	L + 6.50%	N/A (4)	09/2019	—	(22)	—	—
Titan Fitness, LLC*	One stop	L + 6.50%	7.75%	09/2019	13,603	13,340	1.9	13,603
Titan Fitness, LLC(3)	One stop	L + 6.50%	N/A (4)	09/2019	—	(22)	—	—
					53,673	52,936	7.2	52,277
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	One stop	P + 7.75%	11.00%	10/2017	162	154	—	162
Benetech, Inc.*	One stop	L + 9.00%	10.25%	10/2017	5,020	4,982	0.7	5,020
					5,182	5,136	0.7	5,182
Oil and Gas
Drilling Info, Inc.(3)(5)	One stop	L + 5.00%	N/A (4)	06/2018	—	(1)	—	—
Drilling Info, Inc.(5)ˆ	One stop	L + 5.00%	6.00%	06/2018	1,325	1,315	0.2	1,325
Drilling Info, Inc.(3)(5)	One stop	L + 5.00%	N/A (4)	06/2018	—	(4)	—	—
					1,325	1,310	0.2	1,325
Personal and Non-Durable Consumer Products
Hygenic Corporation, The	Senior loan	P + 3.75%	6.79%	10/2017	142	140	—	142
Hygenic Corporation, The*ˆ	Senior loan	L + 4.75%	6.00%	10/2018	4,538	4,494	0.6	4,538
Massage Envy, LLC(3)	One stop	L + 7.25%	N/A (4)	09/2018	—	(12)	—	—
Massage Envy, LLC*	One stop	L + 7.25%	8.50%	09/2018	15,999	15,735	2.2	15,999
Rug Doctor LLC	Senior loan	L + 5.25%	6.25%	12/2016	465	455	0.1	465
Rug Doctor LLC*	Senior loan	L + 5.25%	6.25%	12/2016	5,365	5,326	0.7	5,365
Team Technologies Acquisition Companyˆ	Senior loan	L + 5.00%	6.25%	12/2017	4,831	4,790	0.7	4,831
Team Technologies Acquisition Company	Senior loan	P + 3.75%	7.00%	12/2017	182	179	—	182
					31,522	31,107	4.3	31,522

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets	Fair Value
Personal, Food and Miscellaneous Services
Affordable Care Inc.(3)	Senior loan	L + 4.75%	N/A (4)	12/2017	—	(2)	—	—
Affordable Care Inc.ˆ	Senior loan	L + 4.75%	6.00%	12/2018	3,347	3,324	0.5	3,347
El Pollo Loco Incˆ	Senior loan	L + 4.25%	5.25%	10/2018	5,149	5,100	0.7	5,168
Focus Brands Inc.ˆ	Second lien	L + 9.00%	10.25%	08/2018	11,194	11,091	1.5	11,306
Ignite Restaurant Group, Inc (Joe’s Crab Shack)ˆ	One stop	L + 7.00%	8.00%	02/2019	6,170	6,080	0.8	6,077
R.G. Barry Corporation*	Senior loan	L + 5.00%	6.00%	09/2019	6,830	6,741	0.9	6,761
Vetcor Merger Sub LLC	One stop	L + 6.50%	7.75%	12/2017	199	194	—	199
Vetcor Merger Sub LLC*ˆ	One stop	L + 6.50%	7.75%	12/2017	5,847	5,805	0.8	5,847
Vetcor Merger Sub LLC(3)	One stop	L + 6.50%	N/A (4)	12/2017	—	(7)	—	—
Vetcor Merger Sub LLCˆ	One stop	L + 6.50%	7.75%	12/2017	371	371	0.1	371
Vetcor Merger Sub LLCˆ	One stop	L + 6.50%	7.75%	12/2017	573	573	0.1	573
Vetcor Merger Sub LLCˆ	One stop	L + 6.50%	7.75%	12/2017	384	384	0.1	384
					40,064	39,654	5.5	40,033
Printing and Publishing
Market Track, LLC(3)	One stop	L + 6.00%	N/A (4)	10/2019	—	(18)	—	—
Market Track, LLC*ˆ	One stop	L + 6.00%	7.25%	10/2019	29,270	29,024	4.0	29,270
Market Track, LLC	One stop	L + 6.00%	7.25%	10/2019	1,217	1,199	0.2	1,217
					30,487	30,205	4.2	30,487
Retail Stores
Benihana, Inc.(3)	One stop	L + 5.50%	N/A (4)	07/2018	—	(61)	—	—
Benihana, Inc.*ˆ	One stop	P + 4.25%	7.50%	01/2019	15,554	15,145	2.1	15,554
Boot Barn, Inc.*ˆ	One stop	L + 5.75%	7.00%	05/2019	24,430	24,143	3.3	24,430
Boot Barn, Inc.*	One stop	L + 5.75%	7.00%	05/2019	7,726	7,657	1.1	7,726
Capital Vision Services, LLC	One stop	P + 6.25%	9.50%	12/2017	475	466	0.1	475
Capital Vision Services, LLC*ˆ	One stop	L + 7.25%	8.50%	12/2017	15,354	15,219	2.1	15,354
Capital Vision Services, LLCˆ	One stop	L + 7.25%	8.50%	12/2017	1,231	1,219	0.2	1,231
Capital Vision Services, LLC	One stop	L + 7.25%	8.50%	12/2017	1,459	1,453	0.2	1,459
DentMall MSO, LLC	One stop	L + 5.00%	6.00%	07/2019	179	153	—	179
DentMall MSO, LLC	One stop	L + 5.00%	6.00%	07/2019	10,354	10,257	1.4	10,354
DTLR, Inc.*ˆ	One stop	L + 8.00%	11.00%	12/2015	15,892	15,824	2.2	15,892
Express Oil Change, LLC	Senior loan	L + 4.75%	6.33%	12/2017	221	219	—	221
Express Oil Change, LLC*	Senior loan	P + 3.50%	6.75%	12/2017	1,945	1,932	0.3	1,945
Express Oil Change, LLC	Senior loan	P + 3.50%	6.75%	12/2017	110	109	—	110
Floor & Decor Outlets of America, Inc.*ˆ	One stop	L + 6.50%	7.75%	05/2019	11,244	11,137	1.5	11,244
Marshall Retail Group, LLC, The(3)	One stop	L + 6.00%	N/A (4)	08/2019	—	(27)	—	(22)
Marshall Retail Group, LLC, The(3)	One stop	L + 6.00%	N/A (4)	08/2020	—	(11)	—	(9)
Marshall Retail Group, LLC, Theˆ	One stop	L + 6.00%	7.00%	08/2020	12,424	12,271	1.7	12,299
Paper Source, Inc.	One stop	P + 5.00%	7.92%	09/2018	508	498	0.1	508
Paper Source, Inc.*ˆ	One stop	L + 6.25%	7.25%	09/2018	12,576	12,476	1.7	12,576
Restaurant Holding Company, LLC	Senior loan	L + 7.75%	8.75%	02/2019	4,976	4,932	0.6	4,429

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets	Fair Value
Retail Stores (continued)
Rubio’s Restaurants, Inc*ˆ	Senior loan	L + 4.75%	6.00%	11/2018	9,376	9,369	1.3	9,376
Sneaker Villa, Inc.	One stop	P + 7.00%	11.50%	12/2017	1,002	984	0.1	1,002
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	4,433	4,340	0.6	4,433
Sneaker Villa, Inc.ˆ	One stop	L + 8.50%	10.00%	12/2017	627	617	0.1	627
Sneaker Villa, Inc.ˆ	One stop	L + 8.50%	10.00%	12/2017	1,237	1,221	0.2	1,237
Sneaker Villa, Inc.(3)	One stop	L + 8.50%	N/A (4)	12/2017	—	(16)	—	—
Sneaker Villa, Inc.ˆ	One stop	L + 8.50%	10.00%	12/2017	4,260	4,219	0.6	4,217
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	752	727	0.1	727
Specialty Catalog Corp.(3)	One stop	L + 6.00%	N/A (4)	07/2017	—	(5)	—	—
Specialty Catalog Corp.	One stop	L + 6.00%	7.50%	07/2017	4,658	4,623	0.6	4,658
Vision Source L.P.	One stop	L + 6.00%	7.25%	08/2019	273	270	—	270
Vision Source L.P.*ˆ	One stop	L + 6.00%	7.00%	08/2019	17,759	17,645	2.4	17,671
					181,035	179,005	24.6	180,173
Telecommunications
Arise Virtual Solutions, Inc.(3)	One stop	L + 6.00%	N/A (4)	12/2018	—	(11)	—	—
Arise Virtual Solutions, Inc.*ˆ	One stop	L + 6.00%	7.25%	12/2018	13,869	13,753	1.9	13,869
Hosting.com Inc.(3)	Senior loan	L + 4.50%	N/A (4)	12/2017	—	(1)	—	—
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	12/2017	861	851	0.1	861
ITC Global, Inc.(3)	One stop	L + 6.75%	7.75%	07/2018	289	277	—	289
ITC Global, Inc.*	One stop	L + 6.75%	7.75%	07/2018	8,345	8,274	1.1	8,345
ITC Global, Inc.ˆ	One stop	L + 6.75%	7.75%	07/2018	1,423	1,411	0.2	1,423
					24,787	24,554	3.3	24,787
Textile and Leather
5.11, Inc.*ˆ	Senior loan	L + 5.00%	6.00%	02/2020	1,031	1,026	0.1	1,032
Southern Tide, LLC(3)	One stop	L + 6.75%	N/A (4)	06/2019	—	(8)	—	—
Southern Tide, LLCˆ	One stop	L + 6.75%	7.75%	06/2019	4,096	4,057	0.6	4,096
					5,127	5,075	0.7	5,128
Utilities
PowerPlan Consultants, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	10/2018	—	(1)	—	—
PowerPlan Consultants, Inc.*ˆ	Senior loan	L + 4.25%	5.26%	10/2019	3,583	3,538	0.5	3,583
					3,583	3,537	0.5	3,583
Total debt investments United States					$1,309,570	$1,293,046	176.4%	$1,292,851
Fair Value as a percentage of Principal Amount								98.7%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Shares/ Contracts	Cost	Percentage of Net Assets	Fair Value
Equity Investments(9)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.2%	$1,597
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	—	3
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	670	0.1	409
Whitcraft LLC	Warrant	N/A	N/A	N/A	—	—	—	80
						2,471	0.3	2,089
Automobile
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	—	—	—	9
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	—	—	—	9
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	—	—	—	69
						—	—	87
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	57	746	0.2	1,038
C. J. Foods, Inc.	Common stock	N/A	N/A	N/A	157	157	—	157
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	8	816	0.1	908
Goode Seed Co-Invest, LLC	LLC units	N/A	N/A	N/A	356	356	0.1	408

Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	445
Northern Brewer, LLC	LLC interest	N/A	N/A	N/A	438	362	—	8
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	—	166
Tate’s Bake Shop, Inc.	LP interest	N/A	N/A	N/A	—	462	0.1	462
Uinta Brewing Company	LP interest	N/A	N/A	N/A	—	462	0.1	462
						4,102	0.7	4,054
Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	102	1,021	0.1	1,021
Containers, Packaging and Glass
Packaging Coordinators, Inc.	Common stock	N/A	N/A	N/A	25	2,065	0.3	2,536
Packaging Coordinators, Inc.	Common stock	N/A	N/A	N/A	48	1,563	0.3	2,212
						3,628	0.6	4,748
Diversified Conglomerate Manufacturing
Chase Industries, Inc.	Common stock	N/A	N/A	N/A	1	1,186	0.2	1,186
ICCN Acquisition Corp.	Preferred stock	N/A	N/A	N/A	—	162	—	172
ICCN Acquisition Corp.	Common stock	N/A	N/A	N/A	—	—	—	2
Oasis Outsourcing Holdings, Inc.	LLC interest	N/A	N/A	N/A	1,088	860	0.2	1,679
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	—	160	—	4
TIDI Products, LLC	LLC units	N/A	N/A	N/A	315	157	0.1	263
						2,525	0.5	3,306

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Shares/ Contracts	Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Service
Daxko, LLC	LLC units	N/A	N/A	N/A	219	219	—	230
Marathon Data Operating Co., LLC	Preferred stock	N/A	N/A	N/A	1	264	0.1	604
Marathon Data Operating Co., LLC	Common stock	N/A	N/A	N/A	1	264	—	57
Navex Global, Inc.	LP interest	N/A	N/A	N/A	—	666	0.2	1,604
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	—	—
PC Helps Support, LLC	Preferred stock	N/A	N/A	N/A	—	61	—	70
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	263	0.1	275
						1,744	0.4	2,840
Electronics
ECI Acquisition Holdings, Inc.	Common stock	N/A	N/A	N/A	9	873	0.1	966
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	1	567	0.1	567
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	235	6	—	6
						1,446	0.2	1,539
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,315	1,322	0.2	1,322
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	0.1	768
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	0.1	901
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	741	—	3
California Cryobank, LLC	Common stock	N/A	N/A	N/A	—	28	—	28
California Cryobank, LLC	Common stock	N/A	N/A	N/A	—	—	—	—
Certara L.P.	LP interest	N/A	N/A	N/A	—	635	0.1	679
Dialysis Newco, Inc.	LLC units	N/A	N/A	N/A	871	—	0.2	1,557
Encore Rehabilitation Services, LLC	LLC interest	N/A	N/A	N/A	270	270	0.1	783
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	—	102	—	124
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	—	4	—	31
Global Healthcare Exchange, LLC	Preferred stock	N/A	N/A	N/A	—	398	0.1	418
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	—	38	—	4
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	701	0.1	701
Northwestern Management Services, LLC	Common stock	N/A	N/A	N/A	3	3	—	49
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	0	249	0.1	285
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	83
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	—	85
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	183	0.1	883
Southern Anesthesia and Surgical	Common stock	N/A	N/A	N/A	487	487	0.1	697
Spear Education, LLC	Preferred stock	N/A	N/A	N/A	—	86	—	86
Spear Education, LLC	Common stock	N/A	N/A	N/A	1	1	—	1

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Shares Contracts	Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	554
Young Innovations, Inc.	Preferred stock	N/A	N/A	N/A	—	236	—	277
						5,673	1.2	8,997
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	35	—	213
Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	86	—	191
Investment Funds and Vehicles
Senior Loan Fund LLC(7)(8)	LLC interest	N/A	N/A	N/A	9,318	9,318	1.3	9,242
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	LLC interest	N/A	N/A	N/A	708	713	—	43
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	712
Starplex Operating, L.L.C.	Common stock	N/A	N/A	N/A	1	183	—	241
Titan Fitness, LLC	Common stock	N/A	N/A	N/A	6	582	0.1	649
						2,190	0.2	1,645
Personal and Non-Durable Consumer Products
Hygenic Corporation, The	LP interest	N/A	N/A	N/A	1	61	—	116
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	757
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	—	148	—	225
						958	0.1	1,098
Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	271	—	0.2	1,599
Personal, Food and Miscellaneous Services
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	—	161	—	161
Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	—	145	—	178
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	0.1	245
						290	0.1	423
Retail Stores
Barcelona Restaurants, LLC(8)(10)	LP interest	N/A	N/A	N/A	1,996	1,996	0.4	3,080
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	747
Capital Vision Services, LLC	LLC interest	N/A	N/A	N/A	402	17	0.1	520
DentMall MSO, LLC	Common stock	N/A	N/A	N/A	2	—	—	—
DentMall MSO, LLC	Preferred stock	N/A	N/A	N/A	2	97	—	97
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	—	79

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Shares/ Contracts	Cost	Percentage of Net Assets	Fair Value
Retail Stores (Continued)
Marshall Retail Group LLC, The	Common stock	N/A	N/A	N/A	15	154	—	154
Paper Source, Inc.	LLC interest	N/A	N/A	N/A	8	1,387	0.2	1,417
PetPeople Enterprise, LLC	LP interest	N/A	N/A	N/A	889	889	0.1	889
Rubio’s Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.2	1,430
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	511
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	386	0.1	760
Vision Source L.P.	Common stock	N/A	N/A	N/A	—	—	—	—
						7,062	1.3	9,684
Telecommunications
ITC Global, Inc.	Preferred stock	N/A	N/A	N/A	17	311	0.1	311
Textiles and Leather
Southern Tide, LLC	LLC interest	N/A	N/A	N/A	2	191	—	191
Total equity investments United States						44,534	7.5%	54,761
Total United States						1,337,580	183.9%	1,347,612
Total Investments						$1,337,580	183.9%	$1,347,612
Cash, Restricted Cash and Cash Equivalents
Cash and Restricted Cash						$42,744	5.8%	$42,744
US Bank Money Market Account (cusip 9AMMF05B2)						37,199	5.1	37,199
Total Cash, Restricted Cash and Cash Equivalents						$79,943	10.9%	$79,943
Total Investments and Cash, Restricted Cash and Cash Equivalents						$1,417,523	194.80%	$1,427,555

*	Denotes that all or a portion of the loan secures the notes offered in the 2010 Debt Securitization (as defined in Note 7).
ˆ	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2014. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2014.
(3)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	The entire commitment was unfunded at September 30, 2014. As such, no interest is being earned on this investment.
(5)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire one stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2014
(In thousands)

(6)	Loan was on non-accrual status as of September 30, 2014, meaning that the Company has ceased recognizing interest income on the loan.
(7)	As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to be both an “Affiliated Person” of and “Control” this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the year ended September 30, 2014 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(8)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	Non-income producing securities.
(10)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as the Company along with affiliated entities owns five percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the financial statements for transactions during the year ended September 30, 2014 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (Continued)
September 30, 2013
(In thousands)

*	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 7).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR or Prime and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2013. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2013.
(3)	Loan was on non-accrual status as of September 30, 2013, meaning that the Company has ceased recognizing interest income on the loan.
(4)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(5)	The entire commitment was unfunded at September 30, 2013. As such, no interest is being earned on this investment.
(6)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the financial statements for transactions during the year ended September 30, 2013 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to Control.)
(7)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the year ended September 30, 2013 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(8)	Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(9)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire one stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)

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

The Company’s investment strategy is to invest primarily in senior secured, one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, U.S. middle market companies that are, in most cases, sponsored by private equity firms. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

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

Fair value of financial instruments:  The Company applies fair value to all of its financial instruments in accordance with Accounting Standards Codification (“ASC”) Topic 820 — Fair Value Measurements and Disclosures, as amended (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Consolidation:  As provided under Regulation S-X and ASC Topic 946 — Financial Services — Investment Companies, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiaries in its consolidated financial statements. The Company does not consolidate its noncontrolling interest in Senior Loan Fund LLC (“SLF”). See further description of the Company’s investment in SLF in Note 4.

Assets related to transactions that do not meet ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”) requirements for accounting sale treatment are reflected in the Company’s consolidated statements of financial condition as investments. Those assets are owned by special purpose entities, including Golub Capital BDC 2010-1 LLC (“2010 Issuer”), Golub Capital BDC CLO 2014 LLC (“2014 Issuer”), Golub Capital BDC Funding LLC (“Funding”) and Golub Capital BDC Revolver Funding, LLC (“Revolver Funding”), that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

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

Revenue recognition:

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. For years ended September 30, 2014, 2013 and 2012, the Company earned interest income of $104,330, $78,819 and $56,326, respectively. As of September 30, 2014 and 2013, the Company had interest receivable of $5,791 and $4,316, respectively.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For years ended September 30, 2014, 2013 and 2012, interest income included $9,158, $7,594 and $5,089, respectively, of accretion of discounts. For the years ended September 30, 2014, 2013 and 2012, the Company received loan origination fees of $10,699, $10,677 and $8,306, respectively. These loan origination fees are capitalized and amortized over the life of the loan as interest income.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2. Significant Accounting Policies and Recent Accounting Updates  – (continued)

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2014, 2013 and 2012, the Company recorded PIK income of $1,813, $1,946 and $2,100, respectively, and received PIK payments in cash of $2,373, $1,101 and $888, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the years ended September 30, 2014, 2013 and 2012, fee income included $3,137, $2,008 and $708 of prepayment premiums, respectively.

For the years ended September 30, 2014, 2013 and 2012, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $96,612, $72,728 and $50,338, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended September 30, 2014, 2013 and 2012, the Company recorded dividend income of $1,766, $2,197 and $377, respectively, and return of capital distributions of $4,973, $1,241 and $0, respectively.

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

Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The total fair value of non-accrual loans was $5 and $665 as of September 30, 2014 and 2013, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that it’s estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2014, 2013 and 2012, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through September 30, 2014. The 2011 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2. Significant Accounting Policies and Recent Accounting Updates  – (continued)

Share Repurchase Plan:  On August 5, 2014, the Company’s Board approved a share repurchase program (the “Program”) which allows the Company to repurchase up to $50,000 of the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its then most recently published consolidated financial statements. The Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Company did not make any repurchases of its common stock during the year ended September 30, 2014.

Deferred financing costs:  Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2014 and 2013, the Company had deferred financing costs of $9,515 and $7,742, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the years ended September 30, 2014, 2013 and 2012 was $3,030, $1,825 and $1,455, respectively.

Deferred offering costs:  Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of September 30, 2014 and 2013, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $247 and $0, respectively.

Accounting for derivative instruments:  The Company does not utilize hedge accounting and marks its derivatives to market through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. For additional information on derivative instruments, refer to Note 8.

Recent accounting pronouncements:  In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interests in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, and early application is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In August 2014, FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity, containing new guidance for fair valuing the financial assets and financial liabilities of a consolidate collateralized financing entity. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 3. Related Party Transactions

Investment Advisory Agreement:  Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board most recently reapproved the Investment Advisory Agreement in May 2014. The Investment Adviser is a registered investment adviser with the Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.375% of average adjusted gross assets at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser is voluntarily excluding assets funded with secured borrowing proceeds from the base management fee. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company.

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

For the year ended September 30, 2014, the Income Incentive Fee incurred was $10,032.

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

For the year ended September 30, 2012, the Company received interest spread payments of $2,635 associated with the TRS. For the three months ended December 31, 2011, including the interest spread payments from the TRS in the Income Incentive Fee caused an increase in the Incentive Fee by $647 as the Company was in the “catch-up” provision as described below. Upon reviewing the Income and Capital Gain Incentive Fee Calculation and the treatment of the interest spread payments from the TRS, the Investment Adviser irrevocably waived the incremental portion of the Incentive Fee attributable from the TRS interest spread payments for the three months ended December 31, 2011. For the year ended September 30, 2012, after taking into account the waiver by the Investment Adviser, the Income Incentive Fee incurred was $6,228, rather than $6,875.

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Income Incentive Fee, it is possible that an Incentive Fee may be calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee will result in a positive value and an Incentive Fee will be paid unless the payment of such Incentive Fee would cause the Company to pay Incentive Fees on a cumulative basis that exceed the Incentive Fee Cap. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% quarterly.

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

The Company calculates the Income Incentive Fee with respect to its Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

•	Zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;
•	100% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter. This portion of the Company’s Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 2.5%) is referred to as the “catch-up” provision. The catch-up is meant to provide the Investment Adviser with 20.0% of the Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if the Company’s Pre-Incentive Fee Net Investment Income exceeds 2.5% in any calendar quarter; and
•	20.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.5% in any calendar quarter.

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

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the years ended September 30, 2014, 2013 and 2012 was $0. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain Incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Since inception through September 30, 2014, the Company has not made any Capital Gain Incentive Fee payments. For the year ended September 30, 2014, the Company accrued a capital gain incentive fee under GAAP of $96. For the years ended September 30, 2013 and 2012, the Company did not accrue a capital gain incentive fee under GAAP.

The sum of the Income Incentive Fee and the Capital Gain Incentive Fee is the “Incentive Fee.”

As described above, the Incentive Fee will not be paid at any time if, after such payment, the cumulative Incentive Fees paid to date would be greater than the Incentive Fee Cap.

Administration Agreement:  Under the Administration Agreement, the Administrator furnishes GBDC with office facilities and equipment, provides GBDC with clerical, bookkeeping and record keeping services at such facilities and provides GBDC with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company’s day-to-day operations. GBDC reimburses the Administrator the allocable portion (subject to the review and approval of the Board) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and GBDC’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. As permitted by the Administration Agreement, beginning January 1, 2012, the Administrator began charging the allocable portion of the cost of the Company’s chief compliance officer and chief financial officer and their respective staffs to the Company. The Board reviews such expenses to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, not to exceed the amount the Company receives from such portfolio companies.

Included in accounts payable and accrued expenses is $548 and $752 as of September 30, 2014 and 2013, respectively, for accrued allocated shared services under the Administration Agreement. The administrative service fee expense under the Administration Agreement for the years ended September 30, 2014, 2013 and 2012 was $2,527, $2,625 and $1,713, respectively.

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

Total expenses reimbursed to the Administrator during the years ended September 30, 2014, 2013 and 2012 were $1,388, $970 and $466, respectively.

As of September 30, 2014 and 2013, included in accounts payable and accrued expenses were $156 and $323, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

Note 4. Investments

Investments consisted of the following:

	As of September 30, 2014			As of September 30, 2013
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$268,136	$265,042	$262,859	$301,613	$297,808	$296,158
One stop	952,359	939,765	940,729	558,140	549,855	554,523
Second lien	59,902	59,086	59,964	113,098	111,701	112,873
Subordinated debt	3,584	3,564	3,710	24,596	24,375	22,552
Subordinated notes in SLF(1)	25,589	25,589	25,589	4,140	4,140	4,066
LLC equity interests in SLF(1)	N/A	9,318	9,242	N/A	591	768
Equity	N/A	35,216	45,519	N/A	29,491	33,705
Total	$1,309,570	$1,337,580	$1,347,612	$1,001,587	$1,017,961	$1,024,645

(1)	SLF's proceeds from the subordinated notes and LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.

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

	As of September 30, 2014		As of September 30, 2013
Cost:
United States
Mid-Atlantic	$306,582	22.9%	$119,950	11.8%
Midwest	274,923	20.6	298,567	29.3
West	288,915	21.6	172,066	16.9
Southeast	283,935	21.2	261,948	25.7
Southwest	116,105	8.7	94,301	9.3
Northeast	67,120	5.0	68,319	6.7
Canada	—	—	2,810	0.3
Total	$1,337,580	100.0%	$1,017,961	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

	As of September 30, 2014		As of September 30, 2013
Fair Value:
United States
Mid-Atlantic	$302,159	22.4%	$118,237	11.6%
Midwest	278,527	20.7	302,154	29.5
West	291,587	21.6	172,168	16.8
Southeast	288,565	21.4	266,831	26.0
Southwest	117,923	8.8	95,608	9.3
Northeast	68,851	5.1	69,647	6.8
Canada	—	—	—	—
Total	$1,347,612	100.0%	$1,024,645	100.0%

The industry compositions of the portfolio at cost and fair value were as follows:

	As of September 30, 2014		As of September 30, 2013
Cost:
Aerospace and Defense	$75,696	5.6%	$14,789	1.5%
Automobile	14,630	1.1	44,048	4.4
Banking	17,292	1.3	1,288	0.2
Beverage, Food and Tobacco	119,912	9.0	110,138	10.8
Buildings and Real Estate	28,502	2.1	3,338	0.3
Cargo Transport	1,942	0.1	1,950	0.2
Chemicals, Plastics and Rubber	—	—	6,622	0.7
Containers, Packaging and Glass	31,136	2.3	40,729	4.0
Diversified Conglomerate Manufacturing	73,053	5.5	59,445	5.8
Diversified Conglomerate Service	167,034	12.5	143,850	14.1
Electronics	107,274	8.0	60,428	5.9
Farming and Agriculture	—	—	3,798	0.4
Finance	13,059	1.0	22,591	2.2
Grocery	18,056	1.3	18,063	1.8
Healthcare, Education and Childcare	224,961	16.8	152,778	15.0
Home and Office Furnishings, Housewares and Durable Consumer	6,897	0.5	5,437	0.5
Insurance	19,547	1.5	10,568	1.0
Investment Funds and Vehicles	34,907	2.6	4,731	0.5
Leisure, Amusement, Motion Pictures and Entertainment	55,126	4.1	62,057	6.1
Mining, Steel, Iron and Non-Precious Metals	5,136	0.4	5,479	0.5
Oil and Gas	1,310	0.1	1,349	0.1
Personal and Non-Durable Consumer Products	32,065	2.4	24,208	2.4
Personal, Food and Miscellaneous Services	—	—	31,742	3.1
Personal Transportation	39,815	3.0	17,006	1.7
Printing and Publishing	30,495	2.3	3,359	0.3
Retail Stores	186,067	13.9	153,198	15.0
Telecommunications	24,865	1.9	10,802	1.1
Textiles and Leather	5,266	0.4	—	—
Utilities	3,537	0.3	4,170	0.4
Total	$1,337,580	100.0%	$1,017,961	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

	As of September 30, 2014		As of September 30, 2013
Fair Value:
Aerospace and Defense	$74,470	5.5%	$14,707	1.4%
Automobile	14,546	1.1	45,737	4.4
Banking	17,245	1.3	62	—
Beverage, Food and Tobacco	119,610	8.9	112,755	11.0
Buildings and Real Estate	28,703	2.1	2,202	0.2
Cargo Transport	1,923	0.1	2,003	0.2
Chemicals, Plastics and Rubber	—	—	6,772	0.7
Containers, Packaging and Glass	32,500	2.4	41,015	4.0
Diversified Conglomerate Manufacturing	74,058	5.5	60,488	5.9
Diversified Conglomerate Service	170,397	12.6	145,162	14.2
Electronics	108,695	8.1	61,103	6.0
Farming and Agriculture	—	—	3,838	0.4
Finance	10,530	0.8	20,976	2.0
Grocery	18,267	1.3	18,154	1.8
Healthcare, Education and Childcare	227,144	16.8	155,426	15.2
Home and Office Furnishings, Housewares and Durable Consumer	5,241	0.4	4,746	0.5
Insurance	19,844	1.5	10,713	1.0
Investment Funds and Vehicles	34,830	2.6	4,834	0.5
Leisure, Amusement, Motion Pictures and Entertainment	53,922	4.0	58,314	5.7
Mining, Steel, Iron and Non-Precious Metals	5,182	0.4	5,506	0.5
Oil and Gas	1,325	0.1	1,348	0.1
Personal and Non-Durable Consumer Products	32,620	2.4	24,646	2.4
Personal, Food and Miscellaneous Services	1,599	0.1	32,288	3.2
Personal Transportation	40,194	3.0	17,488	1.7
Printing and Publishing	30,910	2.3	3,456	0.3
Retail Stores	189,857	14.1	155,860	15.2
Telecommunications	25,098	1.9	10,828	1.1
Textiles and Leather	5,319	0.4	—	—
Utilities	3,583	0.3	4,218	0.4
Total	$1,347,612	100.0%	$1,024,645	100.0%

Senior Loan Fund LLC:

The Company co-invests with RGA Reinsurance Company (“RGA”) in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of each of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA).

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

SLF is capitalized with subordinated notes and LLC equity interest subscriptions from its members. As of September 30, 2014, the Company and RGA owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests. Additionally, SLF has entered into a $100,000 senior secured revolving credit facility (“SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly owned subsidiary Senior Loan Fund II LLC (“SLF II”). As of September 30, 2014, SLF had subordinated note commitments from the Company and RGA totaling $100,000, of which approximately $29,245 and $4,732 in aggregate principal amount was funded at September 30, 2014 and 2013, respectively. As of September 30, 2014, SLF had LLC equity interest subscriptions from the Company and RGA totaling $25,000, of which approximately $9,318 and $604 in aggregate was called and contributed as of September 30, 2014 and 2013, respectively.

As of September 30, 2014 and 2013, SLF had total assets at fair value of $107,228 and $13,821, respectively. As of September 30, 2014 and 2013, SLF’s portfolio was comprised of first lien senior secured loans to 31 and four different borrowers, respectively. As of September 30, 2014 and 2013, none of these loans was on non-accrual status. The portfolio companies in SLF are in industries similar to those in which the Company may invest directly. Additionally, as of September 30, 2014 and 2013, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $10,136 and $2,688, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of September 30, 2014 and 2013:

	As of September 30,
	2014	2013
Senior secured loans(1)	$103,695	$13,677
Weighted average current interest rate on senior secured loans(2)	5.2%	5.9%
Number of borrowers in SLF	31	4
Largest loan to a single borrower(1)	$8,229	$8,313
Total of five largest loans to borrowers(1)	$31,132	$13,620

(1)	At principal amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

SLF Loan Portfolio as of September 30, 2014

Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal/ Par Amount	Fair Value(2)
5.11, Inc.(3)	Textiles and Leather	Senior Loan	02/2020	6.0%	$3,290	$3,294
ACTIVE Network, Inc.	Electronics	Senior Loan	11/2020	5.5	1,985	1,975
ARG IH Corporation(3)	Beverage, Food and Tobacco	Senior Loan	11/2020	4.8	2,151	2,152
Atrium Innovations	Personal and Non Durable Consumer Products	Senior Loan	02/2021	4.3	3,556	3,498
BJ's Wholesale Club, Inc.	Retail Stores	Senior Loan	09/2019	4.5	2,985	2,944
Blue Coat Systems, Inc.	Electronics	Senior Loan	05/2019	4.0	1,990	1,958
BMC Software, Inc.	Electronics	Senior Loan	09/2020	5.0	1,915	1,886
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.0	8,229	8,215
Connect Merger Sub, Inc.	Telecommunications	Senior Loan	04/2020	4.8	3,975	3,943
Dell, Inc.	Electronics	Senior Loan	04/2020	4.5	1,985	1,974
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior Loan	04/2021	4.5	2,494	2,491
Diversified Foodservice Supply, Inc.(3)	Beverage, Food and Tobacco	Senior Loan	12/2018	5.8	4,194	4,194
El Pollo Loco Inc.(3)	Personal, Food and Miscellaneous Services	Senior Loan	10/2018	5.3	4,740	4,758
Federal-Mogul Corporation	Automobile	Senior Loan	04/2021	4.8	4,000	3,972
GSDM Holdings Corp.(3)	Healthcare, Education and Childcare	Senior Loan	06/2019	5.3	1,800	1,800
Nuveen Investments, Inc.	Finance	Senior Loan	05/2017	4.2	3,000	2,997
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8	2,058	2,058
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8	468	468
Paradigm Management Services, LLC(3)	Healthcare, Education and Childcare	Senior Loan	01/2019	5.5	6,247	6,247
Payless ShoeSource, Inc.	Retail Stores	Senior Loan	03/2021	5.0	1,995	1,925
Plano Molding Company, LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	10/2018	5.3	1,827	1,827
Print Payroll Services, LLC	Diversified Conglomerate Service	Senior Loan	06/2019	5.6	2,950	2,950
Rug Doctor LLC(3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3	4,939	4,939
Rug Doctor LLC(3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3	428	428
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior Loan	10/2020	4.3	3,975	3,905
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	5.0	6,324	6,324

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior Loan	05/2018	5.5		970	970
Syncsort Incorporated(3)	Electronics	Senior Loan	03/2019	5.8		4,966	4,966
Systems Maintenance Services Holding, Inc.(3)	Electronics	Senior Loan	10/2019	5.0		2,439	2,439
Take 5 Oil Change, L.L.C.(3)	Automobile	Senior Loan	07/2018	6.3		1,429	1,429
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		3,461	3,461
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	6.8		386	386
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		165	165
W3 Co.	Oil and Gas	Senior Loan	03/2020	5.8		2,985	2,981
WII Components, Inc.(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	07/2018	5.5		3,394	3,378
WII Components, Inc.(3)(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	07/2018	N/A	(5)	—	(1)
						$103,695	$103,296

(1)	Represents the weighted average annual current interest rate as of September 30, 2014. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.
(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.
(4)	The negative fair value is the result of the unfunded commitment being valued below par.
(5)	The entire commitment was unfunded at September 30, 2014. As such, no interest is being earned on this investment.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

SLF Loan Portfolio as of September 30, 2013

Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.8%		$8,313	$8,365
SoftWriters, Inc.	Diversified Conglomerate Service	Senior Loan	09/2018	6.5		1,578	1,559
SoftWriters, Inc.(3)	Diversified Conglomerate Service	Senior Loan	09/2018	N/A	(4)	—	(8)
SoftWriters, Inc.(3)	Diversified Conglomerate Service	Senior Loan	09/2018	N/A	(4)	—	(3)
Take 5 Oil Change, L.L.C.(5)	Automobile	Senior Loan	07/2018	6.3		1,445	1,434
Take 5 Oil Change, L.L.C.(5)	Automobile	Senior Loan	07/2018	6.3		57	55
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.5		2,218	2,206
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.5		66	63
U.S. Water Services, Inc.(3)	Utilities	Senior Loan	08/2018	N/A	(4)	—	(5)
						$13,677	$13,666

(1)	Represents the weighted average annual current interest rate as of September 30, 2013. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.
(3)	The negative fair value is the result of the unfunded commitment being valued below par.
(4)	The entire commitment was unfunded at September 30, 2013. As such, no interest is being earned on this investment.
(5)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

The Company has committed to fund $87,500 of subordinated notes and $21,875 of LLC equity interest subscriptions to SLF. The amortized cost and fair value of the subordinated notes held by the Company was $25,589 and $25,589, respectively, as of September 30, 2014, and $4,140 and $4,066, respectively, as of September 30, 2013. As of September 30, 2014, the subordinated notes pay a weighted average interest rate of three-month LIBOR plus 8.0%, which increased from three-month LIBOR plus 4.0% subsequent to closing the SLF Credit Facility. For the years ended September 30, 2014 and 2013, the Company earned interest income on the subordinated notes of $1,947 and $23, respectively. As of September 30, 2014 and 2013, $9,318 and $591 of the Company’s LLC equity interest subscriptions had been called and contributed. For the years ended September 30, 2014 and 2013, the Company received $518 and $0 in dividend income from the LLC equity interests.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

Below is certain summarized financial information for SLF as of and for the year ended September 30, 2014 and 2013:

	As of September 30,
	2014	2013
Selected Balance Sheet Information, at fair value
Investments in loans receivable, net of discount for loan origination fees	$103,296	$13,666
Cash and other assets	3,932	155
Total assets	$107,228	$13,821
Senior credit facility	$66,600	$—
Payable for open trades	—	8,259
Other liabilities	822	37
Total liabilities	67,422	8,296
Subordinated notes and members' equity	39,806	5,525
Total liabilities and net assets	$107,228	$13,821

	Years ended September 30,
	2014	2013(1)
Selected Statement of Operations Information:
Total revenues	$3,838	$44
Total expenses	$3,438	$36
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	$(98)	$195
Net increase in net assets	$302	$203

(1)	SLF was formed in May 2013 and commenced operations in July 2013.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is a company in which the Company owns more than 25% of its voting securities. Transactions related to our investments with both controlled and non-controlled affiliates for the year ended September 30, 2014 were as follows:

Portfolio Company	Fair value at September 30, 2013	Purchases (cost)	Redemptions (cost)	Sales (cost)	Discount accretion	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair value at September 30, 2014	Interest and fee income	Dividend income
Controlled Affiliates
Senior Loan Fund LLC*	$4,834	$44,697	$(14,521)	$—	$—	$—	$(179)	$34,831	$1,947	$518
Non-Controlled Affiliates
Barcelona Restaurants, LLC	8,225	—	(5,707)	—	87	—	475	3,080	309	—
Total Controlled and Non-Controlled Affiliates	$13,059	$44,697	$(20,228)	$—	$87	$—	$296	$37,911	$2,256	$518

*	Together with RGA, the Company co-invests through SLF. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owns more than 25% of the voting securities of SLF (even though these “voting securities” do not afford the Company the right to elect directors of SLF or any other special rights), the Company does not believe that it has control over SLF for purposes of the 1940 Act or otherwise.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2014, 2013 and 2012. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2014 and 2013, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

All secured borrowings as of September 30, 2014 and 2013 were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Fair Value Measurements  – (continued)

The following tables present fair value measurements of the Company’s investments and secured borrowings and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2014 and 2013:

As of September 30, 2014:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,292,851	$1,292,851
Equity investments(1)	—	—	54,761	54,761
Money market funds(1)(2)	37,199	—	—	37,199
Total Assets:	$37,199	$—	$1,347,612	$1,384,811
Secured borrowings:	$—	$—	$389	$389

As of September 30, 2013:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$990,172	$990,172
Equity investments(1)	—	—	34,473	34,473
Money market funds(1)(2)	22,737	—	—	22,737
	$22,737	$—	$1,024,645	$1,047,382
Secured borrowings:	$—	$—	$8,809	$8,809

(1)	Refer to the consolidated schedules of investments for further details.
(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated statements of financial condition.

The net change in unrealized appreciation (depreciation) for the years ended September 30, 2014, 2013 and 2012 reported within the net change in unrealized appreciation (depreciation) on investments and the net change in unrealized appreciation (depreciation) on derivative instruments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held at the end of year was $5,970, $7,154 and $474, respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Fair Value Measurements  – (continued)

The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the years ended September 30, 2014 and 2013:

	Year ended September 30, 2014			Year ended September 30, 2014
	Debt Investments	Equity Investments	Total Investments	Secured borrowings
Fair value, beginning of period	$990,172	$34,473	$1,024,645	$8,809
Net change in unrealized appreciation (depreciation) on investments	(2,488)	5,836	3,348	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	(121)
Realized gain (loss) on investments	(4,434)	9,818	5,384	—
Fundings of revolving loans, net	(288)	—	(288)	—
Fundings of investments	854,964	23,671	878,635	—
PIK interest	(69)	—	(69)	—
Proceeds from principal payments and sales of portfolio investments	(554,164)	(19,037)	(573,201)	—
Proceeds from secured borrowings	—	—	—	29,518
Repayments on secured borrowings	—	—	—	(38,081)
Amortization of discount and premium	9,158	—	9,158	264
Fair value, end of period	$1,292,851	$54,761	$1,347,612	$389

	Year ended September 30, 2013			Year ended September 30, 2013
	Debt Investments	Equity Investments	Total Investments	Secured borrowings
Fair value, beginning of period	$651,485	$21,425	$672,910	$—
Net change in unrealized appreciation (depreciation) on investments	585	3,029	3,614	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	126
Realized gain (loss) on investments	(1,402)	39	(1,363)	—
Fundings of revolving loans, net	7,883	—	7,883	—
Fundings of investments	657,766	11,486	669,252	—
PIK interest	908	—	908	—
Proceeds from principal payments and sales of portfolio investments	(334,648)	(1,506)	(336,154)	—
Proceeds from secured borrowings	—	—	—	12,481
Repayments on secured borrowings	—	—	—	(3,802)
Amortization of discount and premium	7,595	—	7,595	4
Fair value, end of period	$990,172	$34,473	$1,024,645	$8,809

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Fair Value Measurements  – (continued)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments and secured borrowings as of September 30, 2014 and 2013.

Quantitative information about Level 3 Fair Value Measurements
	Fair value at September 30, 2014	Valuation Techniques	Unobservable Input		Range (Weighted Average)
Assets:
Senior secured loans(1)(2)(3)	$227,431	Market rate approach	Market interest rate		4.5% – 33.8% (7.3%)
		Market comparable companies	EBITDA multiples	(4)	5.0x – 14.8x (9.1x)
			Revenue multiples	(4)	0.8x – 4.3x (3.1x)
Subordinated Notes of SLF	$25,589	Discounted cash flow analysis	Discount rate		8.0%
One stop loans(1)(5)(6)	$883,582	Market rate approach	Market interest rate		5.0% – 43.3% (8.2%)
		Market comparable companies	EBITDA multiples	(7)	5.5x – 30.0x (9.8x)
			Revenue multiples	(7)	2.8x – 11.0x (6.1x)
Subordinated and second lien loans(8)	$42,418	Market rate approach	Market interest rate		9.0% – 12.0% (8.9%)
		Market comparable companies	EBITDA multiples		9.0x – 16.3x (12.4x)
Equity securities(9)	$45,519	Market comparable companies	EBITDA multiples	(10)	4.5x – 18.0x (10.0x)
			Revenue multiples	(10)	2.8x – 3.8x (3.5x)
Liabilities:
Secured borrowings(11)	$389	Market rate approach	Market interest rate		6.0%
		Market comparable companies	EBITDA multiples		30.0x

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value at September 30, 2014 was determined using the market rate approach.
(2)	Excludes $35,423 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(3)	Excludes $5 of non-accrual loans at fair value, which the Company valued on a liquidation basis.
(4)	The Company valued $180,334 and $47,097 of senior secured loans using EBITDA and revenue multiples, respectively. All senior secured loans were also valued using the market rate approach.
(5)	Excludes $55,280 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(6)	Excludes $1,867 of loans at fair value, which the Company valued on a liquidation basis.
(7)	The Company valued $800,306 and $83,276 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(8)	Excludes $21,256 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Fair Value Measurements  – (continued)

(9)	Excludes $9,242 of LLC equity interests in SLF at fair value, which the Company valued using the net asset value.
(10)	The Company valued $43,518 and $2,001 of equity securities using EBITDA and revenue multiples, respectively.
(11)	The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market (9) comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value at September 30, 2014 was determined using the market rate approach.

Quantitative information about Level 3 Fair Value Measurements
	Fair value at September 30, 2013	Valuation Techniques	Unobservable Input		Range (Weighted Average)
Assets:
Senior secured loans(1)(2)(3)	$266,294	Market rate approach	Market interest rate		5.3% – 28.8% (7.9%)
		Market comparable companies	EBITDA multiples	(4)	5.0x – 13.5x (8.6x)
			Revenue multiples	(4)	3.2x – 7.0x (4.9x)
Subordinated Notes of SLF	$4,066	Discounted cash flow analysis	Discount rate		5.3%
One stop loans(1)(5)(6)	$511,630	Market rate approach	Market interest rate		5.8% – 15.3% (8.7%)
		Market comparable companies	EBITDA multiples		6.5x – 18.4x (9.1x)
Subordinated and second lien loans(1)(7)	$107,156	Market rate approach	Market interest rate		8.0% – 21.0% (11.7%)
		Market comparable companies	EBITDA multiples		7.0x – 16.5x (9.2x)
Equity securities(8)	$33,704	Market comparable companies	EBITDA multiples		6.0x – 29.1x (9.8x)
Liabilities:
Secured borrowings(9)	$8,809	Market rate approach	Market interest rate		7.0% – 7.8% (7.1%)
		Market comparable companies	EBITDA multiples		8.5x

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value at September 30, 2013 was determined using the market rate approach.
(2)	Excludes $27,773 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(3)	Excludes $665 of non-accrual loans at fair value and $1,424 of loans at fair value, which the Company valued on a liquidation basis.
(4)	The Company valued $232,719 and $33,575 of senior secured loans using EBITDA and revenue multiples, respectively. All senior secured loans were also valued using the market rate approach.
(5)	Excludes $39,924 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(6)	Excludes $2,971 of loans at fair value, which the Company valued on a liquidation basis.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Fair Value Measurements  – (continued)

(7)	Excludes $28,269 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(8)	Excludes $769 of LLC equity interests in SLF at fair value, which the Company valued using the net asset value.
(9)	The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market (9) comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value at September 30, 2013 was determined using the market rate approach.

The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity investments and secured borrowings are EBITDA multiples, revenue multiples and market interest rates. The Company uses EBITDA multiples and, to a lesser extent, revenue multiples on its debt and equity investments and secured borrowings to determine any credit gains or losses. Significant increases or decreases in either of these inputs in isolation would result in a significantly lower or higher fair value measurement. The Company uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield is significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan may be lower.

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

The following are the carrying values and fair values of the Company’s debt as of September 30, 2014 and 2013. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of September 30, 2014		As of September 30, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$697,150	$693,869	$412,100	$403,619

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of September 30, 2014, the Company’s asset coverage for borrowed amounts was 249.1%.

Debt Securitizations:  On July 16, 2010, the Company completed a $300,000 term debt securitization (“2010 Debt Securitization”). The notes (“2010 Notes”) offered in the 2010 Debt Securitization were issued by the 2010 Issuer, a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A 2010 Notes and Class B 2010 Notes are secured by the assets held by the 2010 Issuer. The 2010 Debt Securitization was executed through a private placement of $174,000

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Borrowings  – (continued)

of Aaa/AAA Class A 2010 Notes of the 2010 Issuer which, as amended, bear interest at three-month LIBOR plus 1.74%. The $10,000 face amount of Class B 2010 Notes bears interest at a rate of three-month LIBOR plus 2.40%, and the $116,000 face amount of Subordinated 2010 Notes does not bear interest. In partial consideration for the loans transferred to the 2010 Issuer as part of the 2010 Debt Securitization, Holdings retained all of the Class B and Subordinated 2010 Notes totaling $10,000 and $116,000, respectively, and all of the membership interests in the 2010 Issuer, which Holdings initially purchased for two hundred and fifty dollars. On February 15, 2013, the Company amended the 2010 Debt Securitization to issue an additional $29,000 in Class A 2010 Notes, $2,000 in Class B 2010 Notes and $19,000 in Subordinated 2010 Notes. The additional Class A 2010 Notes of the 2010 Issuer were sold through a private placement and the additional Class B 2010 Notes and additional Subordinated 2010 Notes were retained by Holdings. On November 15, 2013, Holdings sold the $12,000 of Class B 2010 Notes and on November 20, 2013, the transaction closed and proceeds of $11,999 were received. The Class A 2010 Notes are included in the September 30, 2014 and 2013 consolidated statements of financial condition as debt of the Company. The Class B 2010 Notes are included in the September 30, 2014 consolidated statements of financial condition as debt of the Company and as of September 30, 2013 were eliminated in consolidation. As of September 30, 2014 and 2013, the Subordinated 2010 Notes were eliminated in consolidation.

Through July 20, 2015, all principal collections received on the underlying collateral may be used by the 2010 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2010 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the leverage in the 2010 Debt Securitization. The 2010 Notes are scheduled to mature on July 20, 2023. As part of the 2010 Debt Securitization, the Company entered into a master loan sale agreement with Holdings and the 2010 Issuer under which the Company agreed to sell or contribute certain senior secured and second lien loans (or participation interests therein) to Holdings, and Holdings agreed to sell or contribute such loans (or participation interests therein) to the 2010 Issuer and to purchase or otherwise acquire the Subordinated 2010 Notes. The 2010 Notes are the secured obligations of the 2010 Issuer, and an indenture governing the 2010 Notes includes customary covenants and events of default.

As of September 30, 2014 and 2013, there were 85 and 91 portfolio companies with a total fair value of $337,763 and $343,166, respectively, securing the 2010 Notes. The pool of loans in the 2010 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2010 Debt Securitization is based on three-month LIBOR, which as of September 30, 2014 was 0.2%. For the years ended September 30, 2014, 2013 and 2012, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the year ended September 30,
	2014	2013	2012
Stated interest expense	$4,346	$4,393	$5,063
Amortization of debt issuance costs	707	588	633
Total interest and other debt financing expenses	$5,053	$4,981	$5,696
Cash paid for interest expense	$4,285	$4,597	$4,990
Average stated interest rate	2.0%	2.3%	2.9%
Average outstanding balance	$213,356	$192,115	$174,000

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Borrowings  – (continued)

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A and Class B 2010 Notes are as follows:

Description	Class A 2010 Notes	Class B 2010 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$203,000	$12,000
Moody's Rating	“Aaa”	“Aa”
S&P Rating	“AAA”	“AA”
Interest Rate	LIBOR + 1.74%	LIBOR + 2.40%
Stated Maturity	July 20, 2023	July 20, 2023

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversifed portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization was executed through a private placement of $191,000 of Aaa/AAA Class A-1 2014 Notes which bear interest at three-month LIBOR plus 1.75%, $20,000 of Aaa/AAA Class A-2 2014 Notes which bear interest at a rate of three-month LIBOR plus 1.45% through December 4, 2015 and three-month LIBOR plus 1.95% thereafter and $35,000 of Aa2/AA Class B 2014 Notes which bear interest at a rate of three-month LIBOR plus 2.50%. The $37,500 face amount of Class C 2014 Notes bear interest at a rate of three-month LIBOR plus 3.50%, and the LLC equity interests do not bear interest. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received $119,069 of LLC equity interests in the 2014 Issuer. The Company retained all of the Class C 2014 Notes and LLC equity interests totaling $37,500 and $119,069, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the September 30, 2014 consolidated statements of financial condition as debt of the Company. As of September 30, 2014, the Class C 2014 Notes and LLC equity interests were eliminated in consolidation.

Through April 28, 2018, all principal collections received on the underlying collateral may be used by the 2014 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2014 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2014 Debt Securitization. The 2014 Notes are scheduled to mature on April 25, 2026. As part of the 2014 Debt Securitization, the Company entered into a master loan sale agreement with the 2014 Issuer under which the Company agreed to sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2014 Issuer and to purchase or otherwise acquire the LLC equity interestsissued by the 2014 Issuer. The 2014 Notes are the secured obligations of the 2014 Issuer, and an indenture governing the 2014 Notes includes customary covenants and events of default.

As of September 30, 2014, there were 69 portfolio companies with a total fair value of $371,764 securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Borrowings  – (continued)

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR, which as of September 30, 2014 was 0.2%. For the years ended September 30, 2014, 2013 and 2012, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the year ended September 30,
	2014	2013	2012
Stated interest expense	$1,653	N/A	N/A
Amortization of debt issuance costs	205	N/A	N/A
Total interest and other debt financing expenses	$1,858	N/A	N/A
Cash paid for interest expense	$—	N/A	N/A
Average stated interest rate	2.1%	N/A%	N/A%
Average outstanding balance	$79,529	N/A	N/A

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1, Class A-2 and Class B 2014 Notes are as follows:

Description	Class A-1 2014 Notes	Class A-2 2014 Notes	Class B 2014 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$191,000	$20,000	$35,000
Moody's Rating	“Aaa”	“Aaa”	“Aa2”
S&P Rating	“AAA”	“AAA”	“AA”
Interest Rate	LIBOR + 1.75%	LIBOR + 1.45%(1)	LIBOR + 2.50%
Stated Maturity	April 25, 2026	April 25, 2026	April 25, 2026

(1)	The Class A-2 2014 Notes bear interest at three-month LIBOR plus 1.45% through December 4, 2015 and three-month LIBOR plus 1.95% thereafter.

The Investment Adviser serves as collateral manager to the 2010 Issuer and the 2014 Issuer under separate collateral management agreements and receives a fee for providing these services. The total fees payable by the Company under its Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees that are paid to the Investment Adviser by the 2010 Issuer and the 2014 Issuer for rendering such collateral management services.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225,000 and the maximum amount that may be issued by a single SBIC licensee is $150,000. As of September 30, 2014, SBIC IV and SBIC V had $150,000 and $58,750 of outstanding SBA-guaranteed debentures, respectively, leaving incremental borrowing capacity of

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Borrowings  – (continued)

$16,250 for SBIC V under present SBIC regulations. As of September 30, 2013, SBIC IV and SBIC V had $146,250 and $33,250 of outstanding SBA-guaranteed debentures, respectively.

SBIC IV and SBIC V may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of September 30, 2014, the Company had committed and funded $75,000 to SBIC IV and SBIC IV had SBA-guaranteed debentures of $150,000 outstanding that mature between March 2021 and March 2024. As of September 30, 2014, the Company had committed and funded $37,500 to SBIC V, and SBIC V had SBA-guaranteed debentures of $58,750 outstanding that mature between September 2023 and September 2024.

The interest rate on $208,750 of outstanding debentures is fixed at an average annualized interest rate of 3.7%. For the years ended September 30, 2014, 2013 and 2012, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the year ended September 30,
	2014	2013	2012
Stated interest expense	$6,982	$4,673	$3,328
Amortization of debt issuance costs	1,261	701	501
Total interest and other debt financing expenses	$8,243	$5,374	$3,829
Cash paid for interest expense	$6,772	$4,581	$3,121
Average stated interest rate	3.5%	3.2%	3.1%
Average outstanding balance	$198,905	$144,671	$108,718

Revolving Credit Facility:  On July 21, 2011, Funding, a wholly owned subsidiary of the Company, entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which as of September 30, 2014, allowed Funding to borrow up to $150,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Effective October 17, 2014, the Company and Funding amended the Credit Facility to, among other things, extend Funding’s ability to draw under the Credit Facility from October 21, 2014 to November 22, 2015, and extended the stated maturity date from October 22, 2018 to October 17, 2019. Refer to Note 15 for additional information.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Borrowings  – (continued)

As of September 30, 2014 and 2013, the Company had outstanding debt under the Credit Facility of $27,400 and $29,600, respectively. For the years ended September 30, 2014 and 2013, the Company had borrowings on the Credit Facility of $537,400 and $291,350 and repayments on the Credit Facility of $539,600 and $316,550, respectively. For the years ended September 30, 2014, 2013 and 2012, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the year ended September 30,
	2014	2013	2012
Stated interest expense	$2,335	$1,014	$611
Facility fees	644	440	324
Amortization of debt issuance costs	816	535	321
Total interest and other debt financing expenses	$3,795	$1,989	$1,256
Cash paid for interest expense	$2,985	$1,456	$890
Average stated interest rate	2.4%	2.4%	2.5%
Average outstanding balance	$95,649	$42,057	$24,251

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

As of September 30, 2014, the Company had $0 outstanding debt under the Revolver. For year ended September 30, 2014, the Company had borrowings of $1,300 and repayments of $1,300 on the Revolver. For the years ended September 30, 2014, 2013 and 2012, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the year ended September 30,
	2014	2013	2012
Stated interest expense	$7	N/A	N/A
Facility fees	32	N/A	N/A
Amortization of debt issuance costs	43	N/A	N/A
Total interest and other debt financing expenses	$82	N/A	N/A
Cash paid for interest expense	$39	N/A	N/A
Average stated interest rate	3.8%	N/A%	N/A%
Average outstanding balance	$185	N/A	N/A

The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility and Revolver) for the years ended September 30, 2014, 2013 and 2012 was $587,624, $378,843 and $306,969, respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Borrowings  – (continued)

For the years ended 2014, 2013 and 2012, the effective average annual interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.2%, 3.3% and 3.5%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2014 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2010 Debt Securitization	$215,000	$—	$—	$—	$215,000
2014 Debt Securitization	246,000	—	—	—	246,000
SBA debentures	208,750	—	—	—	208,750
Credit Facility	27,400	—	—	—	27,400
Revolver	—	—	—	—	—
Total borrowings	$697,150	$—	$—	$—	$697,150

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

As of September 30, 2014 and 2013, the Company recognized secured borrowings at fair value of $389 and $8,809, respectively, and the fair value of the loans that are associated with these secured borrowings was $1,325 and $27,213, respectively. These secured borrowings were the result of the Company’s completion of partial loan sales of one stop loans associated with two portfolio companies that did not meet the definition of a “participating interest”. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. During the years ended September 30, 2014 and 2013, there were partial loan sales totaling $10,295 and $7,903, net fundings on revolving and delayed draw secured borrowings totaling $4,818 and $841 and repayments on secured borrowings totaled $23,677 and $65. For the years ended September 30, 2014 and 2013, the effective average interest rate on secured borrowings, which includes amortization of original issuance costs, was 8.3% and 5.7%, respectively, interest expense was $932 and $79, respectively, and amortization of original issue discount was $264 and $4, respectively. There were no such partial loan sales during the year ended September 30, 2012.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8. Derivative Instruments

The Company had sold or terminated all of its derivative instruments as of September 30, 2012. The following table summarizes realized and unrealized gains and losses on derivative instruments recorded by the Company for the year ended September 30, 2012 and the location on the consolidated statements of operations:

	Location	Year ended September 30, 2012	Location	Year ended September 30, 2012
		Realized Gain (Loss)		Unrealized Gain (Loss)
Futures Contracts	Net realized (loss) on derivative instruments	$(1,759)	Net change in unrealized appreciation on derivative instruments	$141
TRS	Net realized gain on derivative instruments	3,854	Net change in unrealized appreciation on derivative instruments	1,845
		$2,095		$1,986

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

For the year ended September 30, 2012, the realized loss on settlement of futures contracts was $1,759 and the change in unrealized appreciation related to the futures contracts was $141. The Company’s total volume of futures contracts was eight hundred and sixty-three for the year ended September 30, 2012.

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

For the year ended September 30, 2012, the change in the fair value of the TRS was $1,845. Realized gains on the TRS for the year ended September 30, 2012 were $3,854, which consisted of spread interest income of $2,635 and a realized gain of $1,219 on the sale of the referenced loans.

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

The following differences were reclassified for tax purposes for the years ended September 30, 2014, 2013 and 2012:

	Years ended September 30,
	2014	2013	2012
Increase/(decrease) in Paid in Capital in Excess of Par	$875	$(4,858)	$(1,111)
Increase in Capital Distribution in Excess of Net Investment income	2,190	3,377	4,425
Increase/(decrease) in Net Realized Gain (Loss) on Investments and Derivative Instruments	(3,066)	1,481	(3,314)

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred by us after September 30, 2011 will not be subject to expiration. As of September 30, 2014, the Company estimates that it will not have any capital loss carryforward available for use in subsequent tax years.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9. Federal Income Tax Matters  – (continued)

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended September 30, 2014, 2013 and 2012:

	Years ended September 30,
	2014	2013	2012
Net increase in net assets resulting from operations	$65,388	$46,520	$31,760
Net change in unrealized (appreciation) depreciation on investments	(3,348)	(3,614)	(5,270)
Net change in unrealized (appreciation) depreciation on derivative instruments	—	—	(1,986)
Net change in unrealized (appreciation) depreciation on secured borrowings	(121)	126	—
Other income not currently taxable	(3,517)	(2,245)	(377)
Other income for tax but not book	924	463	39
Other deductions/losses for tax not book	(2)	—	—
Other realized gain/loss differences	3,650	(4,142)	6,095
Capital loss carryforward	(3,497)	3,497	—
Taxable income before deductions for distributions	$59,477	$40,605	$30,261

The tax character of distributions paid during the years ended September 30, 2014, 2013 and 2012 were as follows:

	Years ended September 30,
	2014	2013	2012
Ordinary income	$54,905	$40,605	$30,484
Long-Term Capital Gains	2,918	—	—
Return of Capital	—	4,789	1,072

The tax basis components of distributable earnings / (accumulated losses) and reconciliation to accumulated earnings / (deficit) on a book basis for the years ended September 30, 2014, 2013 and 2012 were as follows:

	Years ended September 30,
	2014	2013	2012
Undistributed realized gains — tax basis	$1,654	$—	$—
Net unrealized appreciation (depreciation) on investments and derivatives	11,268	13,345	6,084
Other temporary differences	(709)	(824)	—
Post-October losses deferred	—	(3,500)	(6,545)
Capital loss carryforward	—	(3,497)	—
Total accumulated earnings (deficit) — book basis	$12,213	$5,524	$(461)

As of September 30, 2014, the Federal tax cost of investments was $1,339,007 resulting in estimated gross unrealized gains and losses of $28,595 and $19,990, respectively.

The differences between the components of distributable earnings on a tax basis and the amounts reflected in the consolidated statements of changes in net assets are primarily due to temporary book-tax differences that will reverse in a subsequent period.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10. Commitments and Contingencies

Commitments:  The Company had outstanding commitments to fund investments totaling $124,548 and $76,269 under various undrawn revolvers and other credit facilities as of September 30, 2014 and 2013, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Financial Highlights

The financial highlights for the Company are as follows:

	Years ended September 30,
Per share data(1):	2014	2013	2012	2011	2010
Net asset value at beginning of period	$15.21	$14.60	$14.56	$14.71	N/A	(5)
Net increase in net assets as a result of public offering	0.18	0.57	0.04	0.06	N/A	(5)
Costs related to public offering	—	(0.03)	(0.03)	(0.04)	N/A	(5)
Dividends and distributions declared:
From net investment income	(1.22)	(1.15)	(1.24)	(1.18)	N/A	(5)
From capital gains	(0.06)	—	—	(0.08)	N/A	(5)
From return of capital	—	(0.13)	(0.04)	—	N/A	(5)
Net investment income	1.26	1.29	1.15	1.16	N/A	(5)
Net realized gain (loss) on investments	0.11	(0.04)	(0.23)	0.11	N/A	(5)
Net realized gain on derivative instruments	—	—	0.09	—	N/A	(5)
Net change in unrealized appreciation (depreciation) on investments	0.07	0.10	0.22	(0.08)	N/A	(5)
Net change in unrealized appreciation (depreciation) on derivative instruments	—	—	0.08	(0.09)	N/A	(5)
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	N/A	(5)
Net asset value at ending of period	$15.55	$15.21	$14.60	$14.56	$14.71
Per share market value at end of period	$15.95	$17.32	$15.90	$14.85	$15.30
Total return based on market value(2)	(0.52)%	16.98%	15.69%	5.36%	N/A	(5)
Total return based on average net asset value/members' equity	9.39%	9.03%	8.86%	7.30%	14.33%
Shares outstanding at end of period	47,119,498	43,282,932	25,688,101	21,733,903	17,712,444
Ratios/Supplemental Data:
Ratio of expenses (without incentive fees) to average net assets/members' equity	6.16%	5.73%	6.63%	5.47%	5.31%
Ratio of incentive fees to average net assets/members' equity(3)(4)	1.46%	1.91%	1.74%	0.12%	0.03%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Financial Highlights  – (continued)

	Years ended September 30,
Per share data(1):	2014	2013	2012	2011	2010
Ratio of total expenses to average net assets/members' equity(3)(4)	7.61%	7.65%	8.37%	5.59%	5.34%
Ratio of net investment income to average net assets/members' equity	8.12%	8.62%	7.78%	7.80%	12.79%
Net assets at end of period	$732,739	$658,236	$375,129	$316,549	$260,541
Average debt outstanding	$587,624	$378,843	$306,969	$201,294	$213,793
Average debt outstanding per share	$12.47	$8.75	$11.95	$9.26	$12.07
Asset coverage ratio(6)	249.12%	373.20%	263.20%	278.60%	243.00%
Portfolio turnover	46.50%	40.05%	32.55%	56.90%	44.73%

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return based on market value assumes dividends are reinvested.
(3)	During the year ended September 30, 2012, the Investment Adviser irrevocably waived $647 of incentive fees attributable to the TRS. Had the Investment Adviser not waived these fees, the annualized ratio of incentive fees to average net assets and the annualized ratio of total expenses to average net assets would have been 1.92% and 8.55%, respectively, for the year ended September 30, 2012.
(4)	During the year ended September 30, 2013, the Investment Adviser irrevocably waived $250 of incentive fees. Had the Investment Adviser not waived these fees, the annualized ratio ofincentive fees to average net assets and the annualized ratio of total expenses to average net assets would have been 1.96% and 7.69%, respectively, for the year ended September 30, 2013.
(5)	Per share data are not provided as the Company did not have shares of common stock outstanding prior to its conversion to a Delaware corporation on April 13, 2010.
(6)	In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage.

Note 12. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2014, 2013 and 2012:

	Years ended September 30,
	2014	2013	2012
Earnings available to stockholders	$65,388	$46,520	$31,760
Basic and diluted weighted average shares outstanding	45,277,111	34,466,923	24,271,251
Basic and diluted earnings per share	$1.44	$1.35	$1.31

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 13. Public Offerings

The following table summarizes the total shares issued and proceeds received net of underwriting and offering costs in public offerings of the Company's common stock for the years ended September 30, 2014, 2013 and 2012:

	Shares issued	Offering price per share	Proceeds net of underwriting discounts and offering costs
Fiscal year 2012 offering	3,825,000	$15.35	$56,467
Fiscal year 2013 offerings	17,466,382	Various	$279,909
Fiscal year 2014 offering	3,666,855	$18.05	$64,106

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

On August 20, 2014, GBDC announced an ATM program to sell up to $75,000,000 of shares of its common stock over a one year time period. As of November 18, 2014, no shares had been sold through the ATM program.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 14. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during the years ended September 30, 2014, 2013 and 2012:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Fiscal Year ended September 30, 2012
12/07/2011	12/19/2011	12/29/2011	$0.32	$6,580	25,052	$375
02/02/2012	03/16/2012	03/29/2012	$0.32	$7,381	55,479	$805
05/01/2012	06/15/2012	06/29/2012	$0.32	$7,858	23,575	$347
08/02/2012	09/13/2012	09/27/2012	$0.32	$7,829	25,092	$382
Fiscal Year ended September 30, 2013
11/27/2012	12/14/2012	12/28/2012	$0.32	$8,804	23,115	$342
02/05/2013	03/14/2013	03/28/2013	$0.32	$10,370	26,914	$423
05/01/2013	06/13/2013	06/27/2013	$0.32	$12,102	37,293	$620
08/06/2013	09/13/2013	09/27/2013	$0.32	$12,046	41,127	$687
Fiscal Year ended September 30, 2014
11/26/2013	12/17/2013	12/27/2013	$0.32	$13,092	42,643	$758
02/04/2014	03/17/2014	03/28/2014	$0.32	$13,326	32,033	$539
05/06/2014	06/16/2014	06/27/2014	$0.32	$14,356	40,567	$692
08/05/2014	09/16/2014	09/26/2014	$0.32	$14,217	54,468	$843

Note 15. Subsequent Events

On October 17, 2014, Funding entered into an amendment, or the Credit Facility Amendment, to the documents governing the Credit Facility. The Credit Facility Amendment is effective as of October 17, 2014. The Credit Facility Amendment, among other things, (a) extended the expiration of the revolving period from October 21, 2014 to November 22, 2015, during which period Funding, subject to certain conditions, may make borrowings under the facility and (b) extended the stated maturity date from October 22, 2018 to October 17, 2019. The size, interest rate and other material terms of the Credit Facility were unchanged.

On November 17, 2014, the Company’s Board declared a quarterly dividend of $0.32 per share payable on December 29, 2014 to holders of record as of December 18, 2014.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 16. Selected Quarterly Financial Data (Unaudited)

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Total investment income	$30,658	$28,029	$25,260	$25,579
Net investment income	14,850	15,073	13,352	13,260
Net gain (loss) on investments	5,332	1,207	737	1,577
Net increase (decrease) in net assets resulting from operations	20,182	16,280	14,089	14,837
Earnings per share	0.43	0.35	0.32	0.34
Net asset value per common share at period end	$15.55	$15.44	$15.41	$15.23

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Total investment income	$22,816	$22,268	$20,096	$18,594
Net investment income	12,424	12,000	10,394	9,577
Net gain (loss) on investments	(130)	656	1,857	(258)
Net increase (decrease) in net assets resulting from operations	12,294	12,656	12,251	9,319
Earnings per share	0.31	0.34	0.38	0.33
Net asset value per common share at period end	$15.21	$15.12	$14.80	$14.66

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Total investment income	$16,219	$14,811	$14,352	$12,477
Net investment income	7,791	6,678	7,065	6,342
Net gain (loss) on investments	954	(1,285)	4,366	(151)
Net increase (decrease) in members' equity/net assets resulting from operations	8,745	5,393	11,431	6,191
Earnings per share	0.34	0.21	0.48	0.28
Net asset value per common share at period end	$14.60	$14.58	$14.69	$14.53

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 17. Summarized Financial Information for SLF (Unaudited)

Provided in the table below is a statement of financial condition for SLF as of September 30, 2014 and 2013:

Senior Loan Fund LLC
Statement of Financial Condition

	September 30, 2014	September 30, 2013
Assets
Investments, at fair value	$103,296	$13,666
Cash and cash equivalents	1,237	126
Restricted cash and cash equivalents	1,753	—
Interest receivable	370	29
Deferred financing costs	572	—
Total Assets	$107,228	$13,821
Liabilities and Net Assets
Liabilities
Senior credit facility	$66,600	$—
Subordinated notes, at fair value (proceeds of $29,245 and $4,731, respectively)	29,245	4,646
Secured borrowings, at fair value (proceeds of $243 and $0, respectively)	254	—
Interest payable	411	27
Payable for open trades	—	8,259
Accounts payable and accrued expenses	156	10
Total Liabilities	$96,666	$12,942
Net Assets	$10,562	$879
Total Liabilities and Net Assets	$107,228	$13,821

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 17. Summarized Financial Information for SLF (Unaudited)  – (continued)

Provided in the table below is a statement of operations for SLF for the years ending September 30, 2014, 2013 and 2012:

Senior Loan Fund LLC
Statement of Operations

	Years ended September 30,
	2014	2013	2012
Investment income
Interest income	$3,834	$44	$—
Fee income	4	—	—
Total investment income	3,838	44	—
Expenses
Interest and other debt financing expenses	3,207	26	—
Professional fees	91	6	—
Administrative service fee	139	4	—
General and administrative expenses	1	—	—
Total expenses	3,438	36	—
Net investment income	400	8	—
Net gain (loss) on investments, subordinated notes and secured borrowings
Net unrealized appreciation (depreciation) on investments	(2)	110	—
Net unrealized appreciation (depreciation) on subordinated notes	(85)	85	—
Net change in unrealized appreciation (depreciation) on secured borrowings	(11)	—	—
Net gain (loss) on investments, subordinated notes and secured borrowings	(98)	195	—
Net increase in net assets resulting from operations	$302	$203	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2014 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and McGladrey LLP’s Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 89
(2)	Financial Statement Schedules — None
(3)	Exhibits

3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
3.2	Form of Bylaws (Incorporated by reference to Exhibit (b)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
10.1	Second Amended and Restated Investment Advisory Agreement between Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q (File No. 814-00794), filed on August 7, 2014).
10.2	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-163279), filed on April 12, 2010).
10.3	Form of Administration Agreement between Registrant and GC Service Company LLC (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
10.4	Form of Trademark License Agreement between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
10.5	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on May 5, 2011).
10.6	Purchase Agreement, dated July 16, 2010, by and among the Registrant, Golub Capital BDC 2010-1 Holdings LLC, Golub Capital BDC 2010-1 LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K (File No. 814-00794), filed on July 16, 2010).
10.7	Master Loan Sale Agreement, dated July 16, 2010, by and between the Registrant, Golub Capital BDC 2010-1 LLC and Golub Capital BDC 2010-1 Holdings LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K (File No. 814-00794), filed on July 16, 2010).
10.8	Indenture, dated July 16, 2010, by and between Golub Capital BDC 2010-1 LLC and U.S. Bank, National Association (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on July 16, 2010).

10.9	Collateral Management Agreement, dated July 16, 2010, by and between Golub Capital BDC 2010-1 LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on July 16, 2010).
10.10	Loan and Servicing Agreement, dated July 21, 2011, by and between the Registrant, Golub Capital BDC Funding LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on July 21, 2011).
10.11	Purchase and Sale Agreement, dated July 21, 2011, by and between the Registrant and Golub Capital BDC Funding LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on July 21, 2011).
10.12	Fourth Amendment to Loan and Servicing Agreement, dated October 21, 2012, by and between the Registrant, Golub Capital BDC Funding LLC Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 2, 2012).
10.13	Fifth Amendment to Loan and Servicing Agreement, dated December 13, 2012, by and among Golub Capital BDC Funding LLC, the Registrant, Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on December 17, 2012).
10.14	Supplemental Indenture No. 1, dated as of February 15, 2013, by and between Golub Capital BDC 2010-1 LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on February 19, 2013).
10.15	Sixth Amendment to Loan and Servicing Agreement, dated January 25, 2013, by and among Golub Capital BDC Funding LLC, the Registrant, the institutional lender identified therein, Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit (k)(13) to Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-174756), filed on May 8, 2013).
10.16	Seventh Amendment to Loan and Servicing Agreement, dated March 8, 2013, by and among Golub Capital BDC Funding LLC, the Registrant, the institutional lender identified therein, Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on March 18, 2013).
10.17	Senior Loan Fund LLC Limited Liability Company Agreement dated May 31, 2013, by and between the Registrant and United Insurance Company of America (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 7, 2013).
10.18	Eleventh Amendment to Loan and Servicing Agreement, dated October 31, 2013, by and among Golub Capital BDC Funding LLC, the Registrant, the institutional lender identified therein, Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 4, 2013).
10.19	Credit Agreement dated November 22, 2013, by and among Golub Capital BDC Revolver Funding LLC, as the borrower, the Registrant., as the servicer; and The PrivateBank and Trust Company as lender and administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 27, 2013).
10.20	Twelfth Amendment to Loan and Servicing Agreement, dated June 5, 2014, by and among Golub Capital BDC Funding LLC, the Registrant, the institutional lender identified therein, Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC (amending the Loan and Servicing Agreement, dated as of July 21, 2011) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 6, 2014).
10.21	Purchase Agreement, dated June 5, 2014, by and among the Registrant, Golub Capital BDC CLO 2014 LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 6, 2014).
10.22	Loan Sale Agreement, dated June 5, 2014, by and between the Registrant and Golub Capital BDC CLO 2014 LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 6, 2014).

10.23	Indenture, dated June 5, 2014, by and between Golub Capital BDC CLO 2014 LLC and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 6, 2014).
10.24	Collateral Management Agreement, dated June 5, 2014, by and between Golub Capital BDC CLO 2014 LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 6, 2014).
10.25	First amendment to Senior Loan Fund LLC Limited Liability Company Agreement dated July 31, 2004 by and between the Registrant and RGA Insurance Company
10.26	Thirteenth Amendment to Loan and Servicing Agreement, dated October 17, 2014, by and among Golub Capital BDC Funding LLC, the Registrant, Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on October 22, 2014).
11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).
14.1	Code of Ethics of the Registrant and GC Advisors [(Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00794), filed on November 29, 2012)].
21.1	List of Subsidiaries.
24	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Privacy Policy of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC, INC.
A Delaware Corporation

Date: November 18, 2014	By: /s/ David B. Golub Name: David B. Golub Title: Chief Executive Officer

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

Signature	Title	Date
/s/ David B. Golub David B. Golub	Chief Executive Officer and Director (Principal Executive Officer)	November 18, 2014
/s/ Ross A. Teune Ross A. Teune	Chief Financial Officer (Principal Financial and Accounting Officer)	November 18, 2014
/s/ Lawrence E. Golub Lawrence E. Golub	Chairman of the Board of Directors	November 18, 2014
/s/ John T. Baily John T. Baily	Director	November 18, 2014
/s/ Kenneth F. Bernstein Kenneth F. Bernstein	Director	November 18, 2014
/s/ Anita R. Rosenberg Anita R. Rosenberg	Director	November 18, 2014
/s/ William M. Webster IV William M. Webster IV	Director	November 18, 2014