Form 10-Q
period 2014-12-31
Golub Capital BDC, Inc.
filed 2015-02-06
CIK 1476765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

As of February 6, 2015, the Registrant had 47,171,518 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2014	September 30, 2014
Assets	(unaudited)
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,357,614	$1,309,701
Non-controlled affiliate company investments	3,407	3,080
Controlled affiliate company investments	39,705	34,831
Total investments, at fair value (cost of $1,391,805 and $1,337,580, respectively)	1,400,726	1,347,612
Cash and cash equivalents	5,740	5,135
Restricted cash and cash equivalents	35,686	74,808
Interest receivable	6,185	5,791
Deferred financing costs	9,436	9,515
Receivable from investments sold	2,232	-
Other assets	578	527
Total Assets	$1,460,583	$1,443,388

Liabilities
Debt	$714,650	$697,150
Secured borrowings, at fair value (proceeds of $376 and $384, respectively)	380	389
Interest payable	4,455	3,196
Management and incentive fees payable	5,853	8,451
Accounts payable and accrued expenses	1,468	1,397
Accrued trustee fees	59	66
Total Liabilities	726,865	710,649
Commitments and contingencies (Note 8)

Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2014 and September 30, 2014	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 47,171,518 and 47,119,498 shares issued and outstanding as of December 31, 2014 and September 30, 2014, respectively	47	47
Paid in capital in excess of par	721,364	720,479
Undistributed net investment income	3,106	3,627
Net unrealized appreciation (depreciation) on investments and secured borrowings	11,583	12,694
Net realized gain (loss) on investments	(2,382)	(4,108)
Total Net Assets	733,718	732,739
Total Liabilities and Total Net Assets	$1,460,583	$1,443,388

Number of common shares outstanding	47,171,518	47,119,498
Net asset value per common share	$15.55	$15.55

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2014	2013
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$26,769	$24,157
Dividend income	18	16
Fee income	208	829
Total investment income from non-controlled/non-affiliate company investments	26,995	25,002

From non-controlled affiliate company investments:
Interest income	-	225
Fee income	-	171
Total investment income from non-controlled affiliate company investments	-	396

From controlled affiliate company investments:
Interest income	550	181
Total investment income from controlled affiliate company investments	550	181

Total investment income	27,545	25,579

Expenses
Interest and other debt financing expenses	5,694	4,092
Base management fee	4,821	3,824
Incentive fee	1,071	3,032
Professional fees	629	658
Administrative service fee	607	582
General and administrative expenses	166	131

Total expenses	12,988	12,319

Net investment income	14,557	13,260

Net gain (loss) on investments and secured borrowings
Net realized gains (losses):
Non-controlled/non-affiliate company investments	1,726	(4,994)
Net realized gains (losses):	1,726	(4,994)

Net unrealized appreciation (depreciation):
Non-controlled/non-affiliate company investments	(1,412)	6,133
Non-controlled affiliate company investments	327	274
Controlled affiliate company investments	(26)	240
Net unrealized appreciation (depreciation)	(1,111)	6,647

Net change in unrealized depreciation (appreciation) on secured borrowings	-	(76)

Net gain (loss) on investments and secured borrowings	615	1,577

Net increase in net assets resulting from operations	$15,172	$14,837

Per Common Share Data
Basic and diluted earnings per common share	$0.32	$0.34
Dividends and distributions declared per common share	$0.32	$0.32
Basic and diluted weighted average common shares outstanding	47,121,194	43,285,250

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

					Net Unrealized
					Appreciation
	Common Stock		Paid in Capital		(Depreciation) on
		Par	in Excess	Undistributed Net	Investments and	Net Realized Gain	Total
	Shares	Amount	of Par	Investment Income	Secured Borrowings	(Loss) on Investments	Net Assets
Balance at September 30, 2013	43,282,932	$43	$652,669	$2,725	$9,225	$(6,426)	$658,236
Issuance of common stock, net of offering and underwriting costs	-	-	-	-	-	-	-
Net increase in net assets resulting from operations	-	-	-	13,260	6,571	(4,994)	14,837
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	42,643	-	758	-	-	-	758
Dividends and distributions	-	-	-	(13,850)	-	-	(13,850)
Balance at December 31, 2013	43,325,575	$43	$653,427	$2,135	$15,796	$(11,420)	$659,981
Balance at September 30, 2014	47,119,498	$47	$720,479	$3,627	$12,694	$(4,108)	$732,739
Issuance of common stock, net of offering and underwriting costs	-	-	-	-	-	-	-
Net increase in net assets resulting from operations	-	-	-	14,557	(1,111)	1,726	15,172
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	52,020	-	885	-	-	-	885
Dividends and distributions	-	-	-	(15,078)	-	-	(15,078)
Balance at December 31, 2014	47,171,518	$47	$721,364	$3,106	$11,583	$(2,382)	$733,718

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$15,172	$14,837
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred financing costs	1,047	439
Accretion of discounts and amortization of premiums	(1,670)	(1,865)
Net realized (gain) loss on investments	(1,726)	4,994
Net change in unrealized (appreciation) depreciation on investments	1,111	(6,647)
Net change in unrealized appreciation (depreciation) on secured borrowings	-	76
Proceeds from (fundings of) revolving loans, net	90	277
Fundings of investments	(131,470)	(256,213)
Proceeds from principal payments and sales of portfolio investments	80,941	103,570
PIK interest	(390)	653
Changes in operating assets and liabilities:
Interest receivable	(394)	138
Receivable for investments sold	(2,232)	-
Other assets	(51)	73
Interest payable	1,259	1,882
Management and incentive fees payable	(2,598)	1,172
Payable for investments purchased	-	(2,020)
Accounts payable and accrued expenses	71	(265)
Accrued trustee fees	(7)	-
Net cash (used in) provided by operating activities	(40,847)	(138,899)

Cash flows from investing activities
Net change in restricted cash and cash equivalents	39,122	(1,384)
Net cash (used in) provided by investing activities	39,122	(1,384)

Cash flows from financing activities
Borrowings on debt	33,550	215,350
Repayments of debt	(16,050)	(50,250)
Capitalized debt financing costs	(968)	(1,581)
Proceeds from secured borrowings	-	16,448
Repayments on secured borrowings	(9)	(11,010)
Dividends and distributions paid	(14,193)	(13,092)
Net cash (used in) provided by financing activities	2,330	155,865

Net change in cash and cash equivalents	605	15,582

Cash and cash equivalents, beginning of period	5,135	16,309

Cash and cash equivalents, end of period	$5,740	$31,891

Supplemental information:
Cash paid during the period for interest	$3,383	$1,592
Dividends and distributions declared during the period	15,078	13,850

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

Investments
United States
Debt investments
Aerospace and Defense
ILC Dover, LP	One stop	P + 4.50%	7.75%	03/2019	$600	$593	0.1%	$564
ILC Dover, LP^	One stop	L + 5.50%	6.50%	03/2020	18,477	18,357	2.4	17,923
ILC Industries, Inc.(3)	One stop	L + 4.75%	N/A (4)	07/2020	-	(31)	-	-
ILC Industries, Inc.*^	One stop	L + 4.75%	5.75%	07/2020	28,331	28,069	3.8	28,331
NTS Technical Systems(3)	One stop	L + 5.50%	N/A (4)	11/2018	-	(30)	-	-
NTS Technical Systems*^	One stop	L + 5.50%	6.75%	11/2018	18,823	18,540	2.6	18,823
NTS Technical Systems(3)	One stop	L + 5.50%	N/A (4)	11/2018	-	(63)	-	-
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	188	182	-	188
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	3,899	3,841	0.3	1,950
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	1,877	1,858	0.3	1,877
					72,195	71,316	9.5	69,656
Automobile
American Driveline Systems, Inc.	Senior loan	L + 5.50%	7.17%	01/2016	306	303	-	267
American Driveline Systems, Inc.*	Senior loan	L + 5.50%	7.00%	01/2016	2,790	2,771	0.3	2,511
K&N Engineering, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	07/2019	-	(4)	-	-
K&N Engineering, Inc.^	Senior loan	L + 4.25%	5.25%	07/2019	2,905	2,855	0.4	2,905
K&N Engineering, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	07/2019	-	(18)	-	-
Take 5 Oil Change, L.L.C.(3)	Senior loan	L + 5.25%	N/A (4)	07/2018	-	(7)	-	-
Take 5 Oil Change, L.L.C.^	Senior loan	L + 5.25%	6.25%	07/2018	4,860	4,831	0.7	4,860
					10,861	10,731	1.4	10,543

Banking
HedgeServ Holding L.P.^	One stop	L + 8.25%	5.25% cash/4.00% PIK	02/2019	17,416	17,277	2.4	17,416
HedgeServ Holding L.P.(3)	One stop	L + 4.25%	N/A (4)	02/2019	-	(8)	-	-
Prommis Fin Co.(6)	Senior loan	P + 10.00%	13.25%	06/2015	82	81	-	2
Prommis Fin Co.*(6)	Senior loan	N/A	2.25% cash/11.5% PIK	06/2015	119	119	-	3
					17,617	17,469	2.4	17,421
Beverage, Food and Tobacco
ABP Corporation	Senior loan	P + 3.50%	7.25%	09/2018	209	203	-	209
ABP Corporation*	Senior loan	L + 4.75%	6.00%	09/2018	4,783	4,719	0.7	4,783
ARG IH Corporation (Arby's)^	Senior loan	L + 3.75%	4.75%	11/2020	2,331	2,306	0.3	2,328
Atkins Nutritionals, Inc*^	One stop	L + 5.00%	6.25%	01/2019	23,873	23,695	3.2	23,574
Atkins Nutritionals, Inc*	One stop	L + 8.50%	9.75%	04/2019	21,636	21,343	2.9	21,527
C. J. Foods, Inc.(3)	One stop	L + 5.50%	N/A (4)	05/2019	-	(9)	-	-
C. J. Foods, Inc.(3)	One stop	L + 5.50%	N/A (4)	05/2019	-	(12)	-	-
C. J. Foods, Inc.	One stop	L + 5.50%	6.50%	05/2019	3,216	3,174	0.4	3,216
Candy Intermediate Holdings, Inc. (Ferrara Candy)^	Senior loan	L + 6.25%	7.50%	06/2018	4,875	4,775	0.6	4,717
Diversified Foodservice Supply, Inc.(3)	Senior loan	L + 4.50%	N/A (4)	12/2018	-	(3)	-	-
Diversified Foodservice Supply, Inc.*	Senior loan	L + 4.50%	5.75%	12/2018	4,556	4,520	0.6	4,556
Firebirds International, LLC(3)	One stop	L + 6.25%	N/A (4)	05/2018	-	(2)	-	-
Firebirds International, LLC*	One stop	L + 6.25%	7.50%	05/2018	1,090	1,077	0.2	1,090
Firebirds International, LLC	One stop	L + 6.25%	7.50%	05/2018	304	299	-	304
Firebirds International, LLC(3)	One stop	L + 6.25%	N/A (4)	05/2018	-	(4)	-	-
First Watch Restaurants, Inc.(3)	One stop	L + 7.50%	N/A (4)	12/2018	-	(22)	-	-
First Watch Restaurants, Inc.*^	One stop	L + 7.50%	8.75%	12/2018	14,327	14,174	2.0	14,327
First Watch Restaurants, Inc.^	One stop	L + 7.50%	8.75%	12/2018	1,748	1,743	0.2	1,748
IT'SUGAR LLC	Senior loan	L + 7.50%	9.00%	04/2018	7,547	7,445	1.0	7,547
IT'SUGAR LLC	Subordinated debt	N/A	5.00%	10/2017	1,707	1,707	0.3	1,847
Julio & Sons Company	One stop	L + 5.50%	6.50%	09/2017	426	417	0.1	426
Julio & Sons Company*	One stop	L + 5.50%	6.50%	09/2017	6,960	6,903	0.9	6,960
Julio & Sons Company(3)	One stop	L + 5.50%	N/A (4)	09/2017	-	(31)	-	-
Northern Brewer, LLC	One stop	P + 9.25%	8.50% cash/4.00% PIK	02/2018	683	672	0.1	475
Northern Brewer, LLC	One stop	P + 9.25%	8.50% cash/4.00% PIK	02/2018	6,386	6,272	0.6	4,470
Tate's Bake Shop, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	08/2019	-	(4)	-	-
Tate's Bake Shop, Inc.^	Senior loan	L + 4.75%	5.75%	08/2019	3,000	2,972	0.4	3,000
Tate's Bake Shop, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	08/2019	-	(5)	-	-
Uinta Brewing Company(3)	One stop	L + 6.00%	N/A (4)	08/2019	-	(7)	-	-
Uinta Brewing Company^	One stop	L + 6.00%	7.00%	08/2019	3,228	3,198	0.5	3,228
					112,885	111,515	15.0	110,332
Building and Real Estate
Accruent, LLC*	One stop	L + 6.25%	7.28%	11/2019	4,757	4,710	0.6	4,709
Brooks Equipment Company, LLC (3)	One stop	L + 5.75%	N/A (4)	08/2020	-	(19)	-	-
Brooks Equipment Company, LLC*^	One stop	L + 5.75%	6.75%	08/2020	26,776	26,401	3.7	26,776
ITEL Laboratories, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2018	-	(1)	-	-

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) – (continued)
December 31, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
ITEL Laboratories, Inc.*	Senior loan	L + 4.75%	6.00%	06/2018	754	747	0.1	754
					32,287	31,838	4.4	32,239
Cargo Transport
RP Crown Parent (RedPrairie Corp)*	Senior loan	L + 5.00%	6.00%	12/2018	1,965	1,939	0.3	1,836

Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	P + 3.25%	5.90%	10/2017	7	6	-	7
Fort Dearborn Company*^	Senior loan	L + 4.25%	5.25%	10/2017	498	496	0.1	498
Fort Dearborn Company*	Senior loan	P + 3.75%	6.45%	10/2018	24	24	-	24
Fort Dearborn Company*^	Senior loan	L + 4.75%	5.75%	10/2018	2,174	2,163	0.3	2,174
Packaging Coordinators, Inc.*^	Senior loan	L + 4.25%	5.25%	08/2021	14,962	14,820	2.0	14,514
Packaging Coordinators, Inc.	Second Lien	L + 8.00%	9.00%	08/2022	10,000	9,904	1.3	9,750
					27,665	27,413	3.7	26,967
Diversified Conglomerate Manufacturing
Chase Industries, Inc.*^	One stop	L + 5.75%	6.75%	09/2020	21,038	20,838	2.9	21,038
Chase Industries, Inc.(3)	One stop	L + 5.75%	N/A (4)	09/2020	-	(21)	-	-
Chase Industries, Inc.(3)	One stop	L + 5.75%	N/A (4)	09/2020	-	(46)	-	-
ICCN Acquisition Corp.(3)	One stop	L + 5.25%	N/A (4)	03/2019	-	(4)	-	-
ICCN Acquisition Corp.^	One stop	L + 5.25%	6.25%	03/2019	3,988	3,929	0.5	3,988
ICCN Acquisition Corp.(3)	One stop	L + 5.25%	N/A (4)	03/2019	-	(13)	-	-
Metal Spinners, Inc.*	Senior loan	L + 7.50%	9.00%	04/2015	1,280	1,277	0.2	1,280
Metal Spinners, Inc.*	Senior loan	L + 7.50%	9.00%	04/2015	2,499	2,493	0.3	2,499
Onicon Incorporated(3)	One stop	L + 4.50%	N/A (4)	12/2017	-	(10)	-	(12)
Onicon Incorporated*	One stop	L + 4.50%	5.84%	12/2017	3,328	3,286	0.4	3,279
Onicon Incorporated	One stop	P + 3.50%	5.84%	12/2017	1,237	1,221	0.2	1,218
Pasternack Enterprises, Inc.*	Senior loan	L + 5.00%	6.25%	12/2017	1,079	1,073	0.1	1,079
Plex Systems, Inc.(3)	One stop	L + 7.50%	N/A (4)	06/2018	-	(26)	-	-
Plex Systems, Inc.*^	One stop	L + 7.50%	8.75%	06/2018	18,797	18,415	2.6	18,797
Sunless Merger Sub, Inc.(3)	Senior loan	L + 5.25%	N/A (4)	07/2016	-	(1)	-	(22)
Sunless Merger Sub, Inc.*	Senior loan	L + 5.25%	6.50%	07/2016	1,786	1,779	0.2	1,340
TIDI Products, LLC(3)	One stop	L + 6.50%	N/A (4)	07/2017	-	(10)	-	-
TIDI Products, LLC*^	One stop	L + 6.50%	7.75%	07/2018	16,677	16,463	2.3	16,677
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	3,924	3,902	0.5	3,924
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	54	54	-	54
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	820	823	0.1	820
					76,507	75,422	10.3	75,959
Diversified Conglomerate Service
Accellos, Inc.(3)	One stop	L + 5.75%	N/A (4)	07/2020	-	(19)	-	-
Accellos, Inc.^	One stop	L + 5.75%	6.76%	07/2020	31,035	30,679	4.2	31,035
Aderant North America, Inc.*	Senior loan	L + 4.25%	5.25%	12/2018	4,220	4,192	0.6	4,220
Agility Recovery Solutions Inc.(3)	One stop	L + 6.75%	N/A (4)	09/2018	-	(5)	-	-
Agility Recovery Solutions Inc.*	One stop	L + 6.75%	8.00%	09/2018	8,076	7,952	1.1	8,076
Bomgar Corporation(3)	One stop	L + 6.00%	N/A (4)	05/2019	-	(17)	-	-
Bomgar Corporation*	One stop	L + 6.00%	7.00%	05/2020	29,350	28,886	4.0	29,350
Daxko, LLC(3)	One stop	L + 7.75%	N/A (4)	03/2019	-	(22)	-	-
Daxko, LLC	One stop	L + 7.75%	8.75%	03/2019	16,840	16,579	2.3	16,840
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	P + 3.50%	6.75%	12/2020	138	127	-	127
DISA Holdings Acquisition Subsidiary Corp.^	Senior loan	P + 3.50%	6.75%	12/2020	4,637	4,592	0.6	4,591
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2018	719	711	0.1	719
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2018	5,396	5,295	0.7	5,396
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	06/2019	7,914	7,737	1.1	7,914
Marathon Data Operating Co., LLC (3)	One stop	L + 6.25%	N/A (4)	08/2017	-	(6)	-	-
Marathon Data Operating Co., LLC	One stop	L + 6.25%	7.50%	08/2017	4,584	4,523	0.6	4,584
NetSmart Technologies, Inc.*	One stop	L + 7.52%	8.77%	12/2017	8,014	7,964	1.1	8,014
NetSmart Technologies, Inc.	One stop	L + 7.48%	8.73%	12/2017	633	629	0.1	633
PC Helps Support, LLC(3)	Senior loan	L + 5.25%	N/A (4)	09/2017	-	(2)	-	-
PC Helps Support, LLC	Senior loan	L + 5.00%	6.28%	09/2017	1,674	1,661	0.2	1,674
Secure-24, LLC(3)	One stop	L + 6.00%	N/A (4)	08/2017	-	(4)	-	-
Secure-24, LLC*	One stop	L + 6.00%	7.25%	08/2017	10,406	10,239	1.4	10,406
Secure-24, LLC^	One stop	L + 6.00%	7.25%	08/2017	1,522	1,505	0.2	1,522
SoftWriters, Inc.(3)	One stop	L + 4.75%	N/A (4)	05/2019	-	(2)	-	(5)
SoftWriters, Inc.(3)	One stop	L + 4.75%	N/A (4)	05/2019	-	(3)	-	(9)
SoftWriters, Inc.	One stop	L + 4.75%	5.75%	05/2019	6,395	6,372	0.9	6,331
Source Medical Solutions, Inc.	Second Lien	L + 8.00%	9.00%	03/2018	9,294	9,157	1.2	9,015
Vendavo, Inc.(3)	One stop	L + 8.50%	N/A (4)	10/2019	-	(15)	-	(16)
Vendavo, Inc.	One stop	L + 8.50%	9.50%	10/2019	15,501	15,167	2.1	15,308
					166,348	163,872	22.5	165,725

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) – (continued)
December 31, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

Electronics
Appriss Holdings, Inc. (3)	Senior loan	L + 4.75%	5.75%	11/2020	36	(7)	-	7
Appriss Holdings, Inc.*	Senior loan	L + 4.75%	5.75%	11/2020	18,190	17,922	2.5	18,008
ECI Acquisition Holdings, Inc.(3)	One stop	L + 6.25%	N/A (4)	03/2019	-	(16)	-	-
ECI Acquisition Holdings, Inc.^	One stop	L + 6.25%	8.00%	03/2019	22,159	21,810	3.0	22,159
ECI Acquisition Holdings, Inc.(3)	One stop	L + 6.25%	N/A (4)	03/2019	-	(75)	-	-
Rogue Wave Holdings, Inc.*^	One stop	L + 9.04%	10.04%	12/2018	10,481	10,374	1.4	10,481
Sloan Company, Inc., The(3)	One stop	L + 7.50%	N/A (4)	10/2018	-	(13)	-	-
Sloan Company, Inc., The*^	One stop	L + 7.50%	8.75%	10/2018	12,943	12,820	1.8	12,943
Sparta Holding Corporation(3)	One stop	L + 5.25%	N/A (4)	07/2020	-	(35)	-	-
Sparta Holding Corporation*^	One stop	L + 6.75%	6.25% cash/1.50% PIK	07/2020	23,299	23,031	3.2	23,299
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (4)	03/2019	-	(3)	-	-
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (4)	03/2019	-	(12)	-	-
Syncsort Incorporated*	Senior loan	L + 4.75%	5.75%	03/2019	6,127	6,076	0.8	6,127
Systems Maintenance Services Holding, Inc.^	Senior loan	L + 4.00%	5.00%	10/2019	2,643	2,633	0.4	2,643
Taxware, LLC*^	Second Lien	L + 8.38%	9.38%	10/2019	19,979	19,694	2.7	19,979
Watchfire Enterprises, Inc.	Second Lien	L + 8.00%	9.00%	10/2021	9,435	9,276	1.3	9,435
					125,292	123,475	17.1	125,081

Finance
Ascensus, Inc.(3)	One stop	L + 4.00%	N/A (4)	11/2018	-	(15)	-	-
Ascensus, Inc.^	One stop	L + 4.00%	5.00%	12/2019	4,182	4,113	0.6	4,182
Ascensus, Inc.^	One stop	L + 8.00%	9.00%	12/2020	6,337	6,149	0.9	6,337
Pillar Processing LLC*(6)	Senior loan	L + 5.50%	5.73%	11/2018	447	445	-	-
Pillar Processing LLC*(6)	Senior loan	N/A	14.50%	05/2019	2,377	2,368	-	-
					13,343	13,060	1.5	10,519
Grocery
MyWebGrocer, Inc.(3)	One stop	L + 8.75%	N/A (4)	05/2018	-	(15)	-	-
MyWebGrocer, Inc.^	One stop	L + 8.75%	6.00% cash/4.00% PIK	05/2018	14,271	14,072	1.9	14,271
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.25%	5.25%	10/2020	4,686	4,595	0.6	4,593
					18,957	18,652	2.5	18,864
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.(3)	Senior loan	L + 5.00%	N/A (4)	02/2018	-	(7)	-	-
Advanced Pain Management Holdings, Inc.*	Senior loan	L + 5.00%	6.25%	02/2018	7,084	7,039	1.0	7,084
Advanced Pain Management Holdings, Inc.	Senior loan	L + 5.00%	6.25%	02/2018	485	480	0.1	485
Agilitas USA, Inc.^	Senior loan	L + 4.00%	5.00%	10/2020	2,464	2,441	0.3	2,440
Avatar International, LLC(3)	One stop	L + 4.94%	N/A (4)	09/2016	-	(3)	-	-
Avatar International, LLC*	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	7,633	7,589	0.7	4,961
Avatar International, LLC	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	1,647	1,640	0.1	1,070
California Cryobank, LLC	One stop	P + 4.25%	7.50%	08/2019	86	84	-	86
California Cryobank, LLC^	One stop	L + 5.50%	6.50%	08/2019	1,550	1,536	0.2	1,550
California Cryobank, LLC	One stop	L + 5.50%	6.50%	08/2019	43	41	-	43
Certara L.P.	One stop	P + 5.00%	8.25%	12/2018	1,027	1,010	0.1	1,027
Certara L.P.*^	One stop	L + 6.25%	7.25%	12/2018	26,760	26,446	3.6	26,760
CLP Healthcare Services, Inc.^	Senior loan	L + 4.75%	5.75%	12/2020	4,451	4,406	0.6	4,429
CPI Buyer, LLC (Cole-Parmer)*^	Senior loan	L + 4.50%	5.50%	08/2021	14,000	13,475	1.9	13,790
Data Innovations LLC	One stop	L + 7.74%	8.74%	05/2019	8,778	8,607	1.2	8,778
Delta Educational Systems*	Senior loan	P + 4.75%	8.00%	12/2016	1,646	1,629	0.2	1,580
Delta Educational Systems(3)	Senior loan	L + 6.00%	N/A (4)	12/2016	-	-	-	(3)
Encore Rehabilitation Services, LLC(3)	One stop	L + 6.00%	N/A (4)	06/2017	-	(8)	-	-
Encore Rehabilitation Services, LLC	One stop	L + 6.00%	7.25%	06/2017	4,936	4,870	0.7	4,936
G & H Wire Company, Inc.(3)	Senior loan	L + 5.75%	N/A (4)	12/2017	-	(6)	-	-
G & H Wire Company, Inc.*^	Senior loan	L + 5.75%	6.75%	12/2017	12,870	12,746	1.8	12,870
Global Healthcare Exchange, LLC(3)	One stop	L + 7.50%	N/A (4)	03/2020	-	(22)	-	(38)
Global Healthcare Exchange, LLC*^	One stop	L + 7.50%	8.50%	03/2020	37,161	36,314	5.0	36,604
GSDM Holdings Corp.	Senior loan	L + 4.25%	5.32%	06/2019	767	764	0.1	767
IntegraMed America, Inc.	One stop	L + 7.25%	8.50%	09/2017	406	396	0.1	406
IntegraMed America, Inc.*^	One stop	L + 7.25%	8.50%	09/2017	15,095	14,906	2.1	15,095
Joerns Healthcare, LLC	One stop	L + 5.00%	6.00%	05/2020	9,770	9,682	1.3	9,660
Maverick Healthcare Group, LLC*	Senior loan	L + 5.50%	7.25%	12/2016	1,979	1,957	0.3	1,939
Northwestern Management Services, LLC	Senior loan	P + 4.00%	7.25%	10/2017	114	105	-	114
Northwestern Management Services, LLC*	Senior loan	L + 5.25%	6.50%	10/2017	3,952	3,906	0.5	3,952
Northwestern Management Services, LLC	Senior loan	L + 5.25%	6.50%	10/2017	47	44	-	47
Onsite Holding Corp.(3)	One stop	L + 5.25%	N/A (4)	06/2020	-	(41)	-	-
Onsite Holding Corp.*^	One stop	L + 5.25%	6.25%	06/2020	26,921	26,705	3.7	26,921
Paradigm Management Services, LLC^	Senior loan	L + 4.50%	5.51%	01/2019	2,740	2,720	0.4	2,740
Pentec Acquisition Sub, Inc.(3)	Senior loan	L + 5.25%	N/A (4)	05/2017	-	(2)	-	-
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.25%	6.50%	05/2018	1,705	1,685	0.2	1,705

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) – (continued)
December 31, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Pyramid Healthcare, Inc.^	One stop	P + 4.50%	7.75%	08/2019	254	249	-	254
Pyramid Healthcare, Inc.^	One stop	L + 5.75%	6.75%	08/2019	7,588	7,527	1.0	7,588
Radiology Partners, Inc.(3)	One stop	L + 5.00%	N/A (4)	09/2020	-	(7)	-	-
Radiology Partners, Inc.*^	One stop	L + 5.00%	6.00%	09/2020	17,166	16,906	2.3	17,166
Radiology Partners, Inc.(3)	One stop	L + 5.00%	N/A (4)	09/2020	-	(44)	-	-
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	7.25%	06/2017	119	112	-	119
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	6.00%	06/2017	3,280	3,251	0.4	3,280
Renaissance Pharma (U.S.) Holdings Inc.	Senior loan	P + 3.00%	6.25%	05/2018	118	115	-	118
Renaissance Pharma (U.S.) Holdings Inc.*^	Senior loan	L + 4.00%	5.00%	05/2018	4,006	3,959	0.5	4,006
Southern Anesthesia and Surgical(3)	One stop	L + 5.50%	N/A (4)	11/2017	-	(9)	-	-
Southern Anesthesia and Surgical	One stop	L + 5.50%	6.50%	11/2017	5,997	5,899	0.8	5,997
Southern Anesthesia and Surgical(3)	One stop	L + 5.50%	N/A (4)	11/2017	-	(37)	-	-
Spear Education, LLC(3)	One stop	L + 5.50%	N/A (4)	08/2019	-	(6)	-	-
Spear Education, LLC*^	One stop	L + 5.50%	6.50%	08/2019	6,005	5,964	0.8	6,005
Spear Education, LLC	One stop	L + 5.50%	N/A (4)	08/2019	-	-	-	-
Surgical Information Systems, LLC^	Senior loan	L + 3.50%	4.50%	09/2018	2,018	2,014	0.3	2,018
U.S. Anesthesia Partners, Inc.	One stop	L + 5.00%	6.00%	12/2019	5,985	5,957	0.8	5,985
WIL Research Company, Inc.*	Senior loan	L + 4.50%	5.75%	02/2018	774	768	0.1	751
Young Innovations, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	01/2018	-	(3)	-	-
Young Innovations, Inc.*^	Senior loan	L + 4.25%	5.25%	01/2019	5,430	5,400	0.7	5,430
					254,857	251,149	33.9	250,515

Home and Office Furnishings, Housewares, and Durable Consumer
Plano Molding Company, LLC^	Senior loan	L + 4.25%	5.25%	10/2018	1,971	1,960	0.3	1,971
WII Components, Inc.	Senior loan	L + 4.50%	N/A (4)	07/2018	-	-	-	-
WII Components, Inc.*	Senior loan	L + 4.50%	5.50%	07/2018	1,123	1,118	0.2	1,123
Zenith Products Corporation(6)	One stop	P + 3.75%	7.00%	09/2013	81	48	-	40
Zenith Products Corporation*(6)	One stop	P + 5.50%	8.75%	09/2013	4,376	3,926	0.3	2,188
					7,551	7,052	0.8	5,322
Insurance
Captive Resources Midco, LLC (3)	One stop	L + 5.00%	N/A (4)	01/2019	-	(15)	-	-
Captive Resources Midco, LLC*^	One stop	L + 5.00%	6.50%	01/2019	19,603	19,437	2.7	19,603
					19,603	19,422	2.7	19,603
Investment Funds and Vehicles
Senior loan Fund LLC (7)(8)	Subordinated debt	L + 8.00%	8.16%	05/2020	28,871	28,871	3.9	28,871

Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	One stop	P + 6.75%	9.76%	11/2018	884	874	0.1	760
Competitor Group, Inc.*	One stop	L + 9.25%	9.00% cash/1.50% PIK	11/2018	12,840	12,697	1.6	11,556
Octane Fitness, LLC(3)	One stop	L + 5.25%	N/A (4)	10/2018	-	(3)	-	-
Octane Fitness, LLC*	One stop	L + 5.25%	6.50%	10/2018	7,972	7,941	1.1	7,972
Pride Manufacturing Company, LLC*	Senior loan	L + 6.00%	7.75%	11/2015	452	450	0.1	452
Self Esteem Brands, LLC(3)	Senior loan	L + 4.00%	N/A (4)	02/2020	-	(4)	-	-
Self Esteem Brands, LLC^	Senior loan	L + 4.00%	5.00%	02/2020	7,299	7,260	1.0	7,299
Starplex Operating, L.L.C.	One stop	L + 7.00%	8.00%	12/2017	192	179	-	192
Starplex Operating, L.L.C.*^	One stop	L + 7.00%	8.00%	12/2017	10,054	9,900	1.4	10,054
Titan Fitness, LLC (3)	One stop	L + 6.50%	N/A (4)	09/2019	-	(21)	-	-
Titan Fitness, LLC*	One stop	L + 6.50%	7.75%	09/2019	13,568	13,319	1.8	13,568
Titan Fitness, LLC (3)	One stop	L + 6.50%	N/A (4)	09/2019	-	(21)	-	-
					53,261	52,571	7.1	51,853
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	One stop	P + 7.75%	11.00%	10/2017	273	265	-	273
Benetech, Inc.*	One stop	L + 9.00%	10.25%	10/2017	4,950	4,915	0.7	4,950
					5,223	5,180	0.7	5,223
Oil and Gas
Drilling Info, Inc.(3)(5)	One stop	L + 5.00%	N/A (4)	06/2018	-	(1)	-	-
Drilling Info, Inc.(5)^	One stop	L + 5.00%	6.00%	06/2018	1,307	1,299	0.2	1,307
Drilling Info, Inc.(3)(5)	One stop	L + 5.00%	N/A (4)	06/2018	-	(6)	-	-
					1,307	1,292	0.2	1,307
Personal and Non-Durable Consumer Products
C.B. Fleet Company, Incorporated(3)	Senior loan	L + 4.50%	N/A (4)	10/2020	-	(10)	-	(8)
C.B. Fleet Company, Incorporated(3)	Senior loan	L + 4.50%	N/A (4)	10/2020	-	(22)	-	(18)
C.B. Fleet Company, Incorporated^	Senior loan	L + 4.50%	5.50%	10/2020	5,659	5,590	0.8	5,602
Massage Envy, LLC(3)	One stop	L + 7.25%	N/A (4)	09/2018	-	(12)	-	-
Massage Envy, LLC*	One stop	L + 7.25%	8.50%	09/2018	15,999	15,752	2.2	15,999
Rug Doctor LLC(3)	Senior loan	L + 5.25%	N/A (4)	12/2016	-	(8)	-	-
Rug Doctor LLC*	Senior loan	L + 5.25%	6.25%	12/2016	5,296	5,261	0.7	5,296

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) – (continued)
December 31, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	6.25%	12/2017	4,819	4,781	0.7	4,819
Team Technologies Acquisition Company	Senior loan	P + 3.75%	7.00%	12/2017	152	150	-	152
					31,925	31,482	4.4	31,842
Personal, Food and Miscellaneous Services
Affordable Care Inc.(3)	Senior loan	L + 4.50%	N/A (4)	12/2017	-	(2)	-	-
Affordable Care Inc.^	Senior loan	L + 4.50%	5.50%	12/2018	4,006	3,973	0.5	4,006
Focus Brands Inc.^	Second Lien	L + 9.00%	10.25%	08/2018	11,195	11,099	1.5	11,278
Ignite Restaurant Group, Inc (Joe's Crab Shack)^	One stop	L + 7.00%	8.00%	02/2019	6,155	6,070	0.8	6,155
PetVet Care Centers LLC(3)	Senior loan	L + 4.50%	N/A (4)	12/2019	-	(25)	-	(14)
PetVet Care Centers LLC(3)	Senior loan	L + 4.50%	N/A (4)	12/2020	-	(46)	-	(25)
PetVet Care Centers LLC*^	Senior loan	L + 4.50%	5.50%	12/2020	11,941	11,719	1.6	11,821
R.G. Barry Corporation*	Senior loan	L + 5.00%	6.00%	09/2019	6,787	6,703	0.9	6,787
Vetcor Merger Sub LLC	One stop	L + 6.50%	7.75%	12/2017	472	467	0.1	472
Vetcor Merger Sub LLC*^	One stop	L + 6.50%	7.75%	12/2017	5,825	5,786	0.8	5,825
Vetcor Merger Sub LLC(3)	One stop	L + 6.50%	N/A (4)	12/2017	-	(1)	-	-
Vetcor Merger Sub LLC^	One stop	L + 6.50%	7.75%	12/2017	370	370	0.1	370
Vetcor Merger Sub LLC^	One stop	L + 6.50%	7.75%	12/2017	571	571	0.1	571
Vetcor Merger Sub LLC^	One stop	L + 6.50%	7.75%	12/2017	382	382	0.1	382
Vetcor Merger Sub LLC	One stop	L + 6.50%	7.75%	12/2017	646	646	0.1	646
Vetcor Merger Sub LLC	One stop	L + 6.50%	7.75%	12/2017	62	62	-	62
					48,412	47,774	6.6	48,336
Printing and Publishing
Market Track, LLC(3)	One stop	L + 6.00%	N/A (4)	10/2019	-	(17)	-	-
Market Track, LLC*^	One stop	L + 6.00%	7.25%	10/2019	29,197	28,963	4.0	29,197
Market Track, LLC	One stop	L + 6.00%	7.25%	10/2019	1,213	1,197	0.2	1,213
					30,410	30,143	4.2	30,410
Retail Stores
Benihana, Inc.(3)	One stop	L + 5.50%	N/A (4)	07/2018	-	(57)	-	-
Benihana, Inc.*^	One stop	L + 5.50%	6.75%	01/2019	15,554	15,168	2.1	15,554
Boot Barn, Inc.*^	One stop	L + 5.75%	6.75%	05/2019	8,939	8,727	1.2	8,939
Boot Barn, Inc.*	One stop	L + 5.75%	6.75%	05/2019	2,827	2,803	0.4	2,827
Capital Vision Services, LLC(3)	One stop	L + 6.00%	N/A (4)	12/2019	-	(21)	-	(9)
Capital Vision Services, LLC*^	One stop	L + 6.00%	7.00%	12/2019	26,785	26,540	3.6	26,619
Capital Vision Services, LLC^	One stop	L + 6.00%	7.00%	12/2019	1,510	1,497	0.2	1,500
Capital Vision Services, LLC	One stop	L + 6.00%	7.00%	12/2019	1,521	1,515	0.2	1,512
Capital Vision Services, LLC	One stop	L + 6.00%	7.00%	12/2019	773	763	0.1	763
DentMall MSO, LLC	One stop	L + 5.00%	6.00%	07/2019	678	655	0.1	678
DentMall MSO, LLC	One stop	L + 5.00%	6.00%	07/2019	10,328	10,235	1.4	10,328
DTLR, Inc.*^	One stop	L + 8.00%	11.00%	12/2015	15,675	15,623	2.1	15,675
Express Oil Change, LLC	Senior loan	L + 4.75%	6.12%	12/2017	149	147	-	149
Express Oil Change, LLC*	Senior loan	P + 3.50%	6.75%	12/2017	1,918	1,906	0.3	1,918
Express Oil Change, LLC	Senior loan	P + 3.50%	6.75%	12/2017	109	108	-	109
Floor & Decor Outlets of America, Inc.*^	One stop	L + 6.50%	7.75%	05/2019	11,216	11,114	1.5	11,216
Marshall Retail Group, LLC, The(3)	One stop	L + 6.00%	N/A (4)	08/2019	-	(26)	-	-
Marshall Retail Group, LLC, The(3)	One stop	L + 6.00%	N/A (4)	08/2020	-	(11)	-	-
Marshall Retail Group, LLC, The^	One stop	L + 6.00%	7.00%	08/2020	12,424	12,278	1.7	12,424
Paper Source, Inc.	One stop	L + 6.25%	N/A (4)	09/2018	-	(10)	-	-
Paper Source, Inc.*^	One stop	L + 6.25%	7.25%	09/2018	12,545	12,450	1.7	12,545
Restaurant Holding Company, LLC	Senior loan	L + 7.75%	8.75%	02/2019	4,964	4,922	0.6	4,368
Rubio's Restaurants, Inc*^	Senior loan	L + 4.75%	6.00%	11/2018	9,353	9,346	1.3	9,353
Sneaker Villa, Inc.	One stop	P + 7.00%	11.50%	12/2017	1,253	1,236	0.2	1,253
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	4,404	4,318	0.6	4,404
Sneaker Villa, Inc.^	One stop	L + 8.50%	10.00%	12/2017	627	618	0.1	627
Sneaker Villa, Inc.^	One stop	L + 8.50%	10.00%	12/2017	1,230	1,214	0.2	1,230
Sneaker Villa, Inc.(3)	One stop	L + 8.50%	N/A (4)	12/2017	-	(15)	-	-
Sneaker Villa, Inc.^	One stop	L + 8.50%	10.00%	12/2017	4,234	4,196	0.6	4,191
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	1,253	1,230	0.2	1,228
Specialty Catalog Corp.(3)	One stop	L + 6.00%	N/A (4)	07/2017	-	(4)	-	-
Specialty Catalog Corp.	One stop	L + 6.00%	7.50%	07/2017	4,502	4,471	0.6	4,502
Vision Source L.P.	One stop	L + 6.00%	7.00%	08/2019	205	202	-	198
Vision Source L.P.*^	One stop	L + 6.00%	7.00%	08/2019	17,715	17,607	2.4	17,537
					172,691	170,745	23.4	171,638
Telecommunications
Arise Virtual Solutions, Inc.(3)	One stop	L + 5.50%	N/A (4)	12/2018	-	(10)	-	-
Arise Virtual Solutions, Inc.*^	One stop	L + 5.50%	6.75%	12/2018	13,781	13,672	1.9	13,781
Hosting.com Inc.	Senior loan	P + 3.25%	6.50%	12/2017	27	26	-	27
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	12/2017	843	834	0.1	843
ITC Global, Inc.	One stop	P + 5.50%	8.42%	07/2018	867	856	0.1	867

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) – (continued)
December 31, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
ITC Global, Inc.*	One stop	L + 6.75%	7.75%	07/2018	8,280	8,214	1.1	8,280
ITC Global, Inc.^	One stop	L + 6.75%	7.75%	07/2018	1,413	1,401	0.2	1,413
					25,211	24,993	3.4	25,211
Textile and Leather
5.11, Inc.*^	Senior loan	L + 5.00%	6.00%	02/2020	1,029	1,024	0.1	1,027
Southern Tide, LLC (3)	One stop	L + 6.75%	N/A (4)	06/2019	-	(8)	-	-
Southern Tide, LLC^	One stop	L + 6.75%	7.75%	06/2019	4,085	4,049	0.6	4,085
					5,114	5,065	0.7	5,112
Utilities
PowerPlan Consultants, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	10/2018	-	(1)	-	-
PowerPlan Consultants, Inc.*^	Senior loan	L + 4.25%	5.28%	10/2019	3,310	3,269	0.5	3,310
					3,310	3,268	0.5	3,310

Total debt investments United States					$1,363,668	$1,345,709	183.1%	$1,343,695

Fair Value as a percentage of Principal Amount								98.5%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Equity Investments (9)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.2%	$1,829
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	-	-
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	670	0.1	513
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	100
						2,471	0.3	2,442
Automobile
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	-	-	-	10
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	-	-	-	10
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	-	-	-	77
						-	-	97
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	57	746	0.2	1,250
C. J. Foods, Inc.	Preferred stock A	N/A	N/A	N/A	-	157	-	161
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	8	816	0.1	898
Goode Seed Co-Invest, LLC	LLC units	N/A	N/A	N/A	356	356	0.1	415
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	469
Northern Brewer, LLC	LLC interest	N/A	N/A	N/A	438	362	-	-
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	-	173
Tate's Bake Shop, Inc.	LP interest	N/A	N/A	N/A	-	462	0.1	462
Uinta Brewing Company	LP interest	N/A	N/A	N/A	-	462	0.1	462
						4,102	0.7	4,290

Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	102	1,020	0.2	1,020

Containers, Packaging and Glass
Packaging Coordinators, Inc.	Common stock	N/A	N/A	N/A	25	2,065	0.4	2,631
Packaging Coordinators, Inc.	Common stock	N/A	N/A	N/A	48	1,563	0.3	2,394
						3,628	0.7	5,025

Diversified Conglomerate Manufacturing
Chase Industries, Inc.	Common stock	N/A	N/A	N/A	1	1,186	0.2	1,186
ICCN Acquisition Corp.	Preferred stock	N/A	N/A	N/A	-	162	-	177
ICCN Acquisition Corp.	Common stock	N/A	N/A	N/A	-	-	-	-
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	-	160	-	-
TIDI Products, LLC	LLC units	N/A	N/A	N/A	353	207	-	325
						1,715	0.2	1,688

Diversified Conglomerate Service
Daxko, LLC	LLC units	N/A	N/A	N/A	219	219	-	239
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	-	154	-	154
Marathon Data Operating Co., LLC	Preferred stock	N/A	N/A	N/A	1	264	0.1	616
Marathon Data Operating Co., LLC	Common stock	N/A	N/A	N/A	1	264	-	43
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	-	12
PC Helps Support, LLC	Preferred stock	N/A	N/A	N/A	-	61	-	74
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	263	0.1	339
Vendavo, Inc.	Preferred stock	N/A	N/A	N/A	827	827	0.1	827
						2,059	0.3	2,304
Electronics
ECI Acquisition Holdings, Inc.	Common stock	N/A	N/A	N/A	9	873	0.1	994
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	1	566	0.1	566
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	235	6	-	6
						1,445	0.2	1,566

Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	1,446	0.2	1,446

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	0.1	603
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	0.1	956
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	741	-	-
California Cryobank, LLC	Common stock A	N/A	N/A	N/A	-	28	-	30
California Cryobank, LLC	Common stock B	N/A	N/A	N/A	-	-	-	-
Certara L.P.	LP interest	N/A	N/A	N/A	-	635	0.1	717
Dialysis Newco, Inc.	LLC units	N/A	N/A	N/A	871	-	0.2	1,687
Encore Rehabilitation Services, LLC	LLC interest	N/A	N/A	N/A	270	270	0.2	922
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	-	102	-	123
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	-	5	-	19
Global Healthcare Exchange, LLC	Preferred stock	N/A	N/A	N/A	-	481	0.1	511
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	804	0.1	731
Northwestern Management Services, LLC	Common stock	N/A	N/A	N/A	3	3	-	51
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	-	249	-	291
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	-	140
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	-	85
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	183	0.2	971
Southern Anesthesia and Surgical	Common stock	N/A	N/A	N/A	487	487	0.1	689
Spear Education, LLC	Preferred stock	N/A	N/A	N/A	-	86	-	86
Spear Education, LLC	Common stock	N/A	N/A	N/A	1	1	-	1
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	503
Young Innovations, Inc.	Preferred stock	N/A	N/A	N/A	-	236	-	261
		N/A	N/A	N/A		5,822	1.3	9,377
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	27	-	198

Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	86	-	203

Investment Funds and Vehicles
Senior Loan Fund LLC (7)(8)	LLC interest	N/A	N/A	N/A	10,937	10,937	1.5	10,834

Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	LLC interest	N/A	N/A	N/A	708	713	-	14
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	672
Starplex Operating, L.L.C.	Common stock	N/A	N/A	N/A	1	183	-	263
Titan Fitness, LLC	Common stock	N/A	N/A	N/A	6	583	0.1	655
						2,191	0.2	1,604
Personal and Non-Durable Consumer Products
C.B. Fleet Company, Incorporated	LLC units	N/A	N/A	N/A	2	174	-	174
Hygenic Corporation, The	LP interest	N/A	N/A	N/A	1	61	-	127
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	773
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	-	148	0.1	255
						1,132	0.2	1,329
Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	271	-	0.3	2,308

Personal, Food and Miscellaneous Services
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	-	161	-	161

Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	-	145	-	183
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	0.1	239
						290	0.1	422

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Retail Stores
Barcelona Restaurants, LLC(8)(10)	LP interest	N/A	N/A	N/A	1,996	1,996	0.5	3,407
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	718
Capital Vision Services, LLC	LLC interest	N/A	N/A	N/A	402	17	0.1	559
DentMall MSO, LLC	Common stock	N/A	N/A	N/A	2	-	-	-
DentMall MSO, LLC	Preferred stock	N/A	N/A	N/A	2	97	-	101
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	-	82
Marshall Retail Group LLC, The	Common stock	N/A	N/A	N/A	15	154	-	154
Paper Source, Inc.	LLC interest	N/A	N/A	N/A	8	1,387	0.2	1,309
PetPeople Enterprise, LLC	LP interest	N/A	N/A	N/A	889	889	0.1	1,065
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.2	1,615
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	479
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	386	0.1	727
						7,062	1.4	10,216
Telecommunications
ITC Global, Inc.	Preferred stock	N/A	N/A	N/A	17	311	-	318

Textiles and Leather
Southern Tide, LLC	LLC interest	N/A	N/A	N/A	2	191	-	183

Total equity investments United States						$46,096	7.8%	$57,031

Total United States						$1,391,805	190.9%	$1,400,726

Total Investments						$1,391,805	190.9%	$1,400,726

Cash, Restricted Cash and Cash Equivalents
Cash and Restricted Cash						$10,350	1.4%	$10,350
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)						15,035	2.1	15,035
JPM Offshore Money Market Account (ISIN LU0103813712)						4,087	0.6	4,087
US Bank Money Market Account (CUSIP 9AMMF05B2)						11,954	1.6	11,954
Total Cash, Restricted Cash and Cash Equivalents						$41,426	5.7%	$41,426

Total Investments and Cash, Restricted Cash and Cash Equivalents						$1,433,231	196.6%	$1,442,152

*	Denotes that all or a portion of the loan secures the notes offered in the 2010 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of December 31, 2014. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2014.
(3)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	The entire commitment was unfunded as of December 31, 2014. As such, no interest is being earned on this investment.
(5)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire one stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(6)	Loan was on non-accrual status as of December 31, 2014, meaning that the Company has ceased recognizing interest income on the loan.
(7)	As defined in the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the three months ended December 31, 2014 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(8)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(9)	Non-income producing securities.
(10)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as the Company along with affiliated entities owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the financial statements for transactions during the three months ended December 31, 2014 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

Investments
United States
Debt investments
Aerospace and Defense
ILC Dover, LP	One stop	P + 4.50%	7.75%	03/2019	$360	$352	0.1%	$360
ILC Dover, LP^	One stop	L + 5.50%	6.50%	03/2020	18,594	18,467	2.5	18,594
ILC Industries, Inc.(3)	One stop	L + 4.75%	N/A (4)	07/2020	-	(32)	-	(25)
ILC Industries, Inc.*^	One stop	L + 4.75%	5.75%	07/2020	28,510	28,234	3.9	28,296
Novetta Solutions LLC	Senior loan	P + 3.00%	6.25%	03/2017	184	178	-	184
Novetta Solutions LLC*	Senior loan	L + 5.00%	6.25%	03/2017	1,697	1,673	0.2	1,697
NTS Technical Systems(3)	One stop	L + 6.00%	N/A (4)	11/2018	-	(30)	-	-
NTS Technical Systems*^	One stop	L + 6.00%	7.25%	11/2018	18,871	18,572	2.6	18,871
NTS Technical Systems(3)	One stop	L + 6.00%	N/A (4)	11/2018	-	(63)	-	-
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	188	181	-	188
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	3,899	3,836	0.3	2,339
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	1,877	1,857	0.3	1,877
					74,180	73,225	9.9	72,381
Automobile
American Driveline Systems, Inc.	Senior loan	L + 5.50%	7.22%	01/2016	331	328	-	292
American Driveline Systems, Inc.*	Senior loan	L + 5.50%	7.00%	01/2016	2,797	2,774	0.3	2,517
K&N Engineering, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	07/2019	-	(7)	-	(2)
K&N Engineering, Inc.*^	Senior loan	L + 4.25%	5.25%	07/2019	6,816	6,721	0.9	6,782
K&N Engineering, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	07/2019	-	(19)	-	(2)
Take 5 Oil Change, L.L.C.(3)	Senior loan	L + 5.25%	N/A (4)	07/2018	-	(7)	-	-
Take 5 Oil Change, L.L.C.^	Senior loan	L + 5.25%	6.25%	07/2018	4,872	4,840	0.7	4,872
					14,816	14,630	1.9	14,459
Banking
HedgeServ Holding L.P.^	One stop	L + 8.25%	5.25% cash/4.00% PIK	02/2019	17,240	17,092	2.4	17,240
HedgeServ Holding L.P.(3)	One stop	L + 4.25%	N/A (4)	02/2019	-	(8)	-	-
Prommis Fin Co.(6)	Senior loan	P + 10.00%	13.25%	06/2015	85	84	-	2
Prommis Fin Co.*(6)	Senior loan	N/A	2.25% cash/11.5% PIK	06/2015	124	124	-	3
					17,449	17,292	2.4	17,245
Beverage, Food and Tobacco
ABP Corporation	Senior loan	P + 3.50%	7.25%	09/2018	84	77	-	84
ABP Corporation*	Senior loan	L + 4.75%	6.00%	09/2018	4,796	4,727	0.7	4,796
Ameriqual Group, LLC*	Senior loan	L + 6.00%	6.50% cash/1.00% PIK	03/2016	1,693	1,676	0.2	1,625
Ameriqual Group, LLC*	Senior loan	L + 9.00%	9.00% cash/1.50% PIK	03/2016	831	826	0.1	686
ARG IH Corporation (Arby's)^	Senior loan	L + 3.75%	4.75%	11/2020	2,337	2,311	0.3	2,339
Atkins Nutritionals, Inc*^	One stop	L + 5.00%	6.25%	01/2019	23,873	23,683	3.2	23,754
Atkins Nutritionals, Inc*	One stop	L + 8.50%	9.75%	04/2019	21,636	21,326	3.0	21,744
C. J. Foods, Inc.	One stop	L + 5.50%	6.50%	05/2019	86	77	-	86
C. J. Foods, Inc.(3)	One stop	L + 5.50%	N/A (4)	05/2019	-	(12)	-	-
C. J. Foods, Inc.	One stop	L + 5.50%	6.50%	05/2019	3,224	3,179	0.4	3,224
Candy Intermediate Holdings, Inc. (Ferrara Candy)^	Senior loan	L + 6.25%	7.50%	06/2018	4,887	4,780	0.6	4,747
Diversified Foodservice Supply, Inc.(3)	Senior loan	L + 4.50%	N/A (4)	12/2018	-	(3)	-	-
Diversified Foodservice Supply, Inc.*	Senior loan	L + 4.50%	5.75%	12/2018	4,556	4,518	0.6	4,556
Firebirds International, LLC(3)	One stop	L + 6.25%	N/A (4)	05/2018	-	(2)	-	-
Firebirds International, LLC*	One stop	L + 6.25%	7.50%	05/2018	1,096	1,081	0.1	1,096
Firebirds International, LLC	One stop	L + 6.25%	7.50%	05/2018	304	299	0.1	304
Firebirds International, LLC(3)	One stop	L + 6.25%	N/A (4)	05/2018	-	(5)	-	-
First Watch Restaurants, Inc.(3)	One stop	L + 7.50%	N/A (4)	12/2018	-	(24)	-	-
First Watch Restaurants, Inc.*^	One stop	L + 7.50%	8.75%	12/2018	11,293	11,165	1.5	11,293
First Watch Restaurants, Inc.*^	One stop	P + 6.50%	9.75%	12/2018	3,070	3,035	0.4	3,070
First Watch Restaurants, Inc.	One stop	L + 7.50%	8.75%	12/2018	1,749	1,744	0.2	1,749
IT'SUGAR LLC	Senior loan	L + 7.50%	9.00%	04/2018	7,566	7,456	1.0	7,566
IT'SUGAR LLC	Subordinated debt	N/A	5.00%	10/2017	1,707	1,707	0.3	1,833
Julio & Sons Company	One stop	L + 5.50%	6.50%	09/2016	277	271	-	277
Julio & Sons Company*	One stop	L + 5.50%	6.50%	09/2016	6,978	6,935	1.0	6,978
Julio & Sons Company(3)	One stop	L + 5.50%	N/A (4)	09/2016	-	(26)	-	-
Northern Brewer, LLC	One stop	P + 9.25%	8.50% cash/4.00% PIK	02/2018	676	665	0.1	541
Northern Brewer, LLC	One stop	P + 9.25%	8.50% cash/4.00% PIK	02/2018	6,363	6,244	0.7	5,090
Richelieu Foods, Inc.	Senior loan	P + 4.00%	7.25%	11/2015	101	96	-	101
Richelieu Foods, Inc.*	Senior loan	L + 5.00%	6.75%	11/2015	1,854	1,839	0.3	1,854
Tate's Bake Shop, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	08/2019	-	(4)	-	(4)
Tate's Bake Shop, Inc.^	Senior loan	L + 4.75%	5.75%	08/2019	3,008	2,978	0.4	2,978
Tate's Bake Shop, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	08/2019	-	(5)	-	(6)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
September 30, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Uinta Brewing Company(3)	One stop	L + 6.00%	N/A (4)	08/2019	-	(8)	-	(8)
Uinta Brewing Company^	One stop	L + 6.00%	7.00%	08/2019	3,236	3,204	0.4	3,203
					117,281	115,810	15.6	115,556
Building and Real Estate
Brooks Equipment Company, LLC (3)	One stop	L + 5.75%	N/A (4)	08/2020	-	(20)	-	(20)
Brooks Equipment Company, LLC*^	One stop	L + 5.75%	6.75%	08/2020	27,150	26,753	3.7	26,946
ITEL Laboratories, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2018	-	(1)	-	-
ITEL Laboratories, Inc.*	Senior loan	L + 4.75%	6.00%	06/2018	756	749	0.1	756
					27,906	27,481	3.8	27,682
Cargo Transport
RP Crown Parent (RedPrairie Corp)*	Senior loan	L + 5.00%	6.00%	12/2018	1,970	1,942	0.3	1,923

Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.25%	5.25%	10/2017	16	16	-	16
Fort Dearborn Company*^	Senior loan	L + 4.25%	5.25%	10/2017	511	508	0.1	511
Fort Dearborn Company*	Senior loan	L + 4.75%	5.75%	10/2018	63	63	-	63
Fort Dearborn Company*^	Senior loan	L + 4.75%	5.75%	10/2018	2,180	2,168	0.3	2,180
Packaging Coordinators, Inc.*^	Senior loan	L + 4.25%	5.25%	08/2021	15,000	14,852	2.1	15,032
Packaging Coordinators, Inc.	Second lien	L + 8.00%	9.00%	08/2022	10,000	9,901	1.4	9,950
					27,770	27,508	3.9	27,752
Diversified Conglomerate Manufacturing
Chase Industries, Inc.*^	One stop	P + 4.50%	7.75%	09/2020	21,037	20,828	2.8	20,827
Chase Industries, Inc.	One stop	P + 4.50%	7.75%	09/2020	277	255	-	255
Chase Industries, Inc.(3)	One stop	L + 5.75%	N/A (4)	09/2020	-	(48)	-	(49)
ICCN Acquisition Corp.(3)	One stop	L + 5.25%	N/A (4)	03/2019	-	(4)	-	-
ICCN Acquisition Corp.^	One stop	L + 5.25%	6.25%	03/2019	3,998	3,936	0.5	3,998
ICCN Acquisition Corp.(3)	One stop	L + 5.25%	N/A (4)	03/2019	-	(14)	-	-
Metal Spinners, Inc.*	Senior loan	L + 7.50%	9.00%	04/2015	1,294	1,288	0.2	1,294
Metal Spinners, Inc.*	Senior loan	L + 7.50%	9.00%	04/2015	2,536	2,524	0.3	2,536
Onicon Incorporated(3)	One stop	L + 4.50%	N/A (4)	12/2017	-	(10)	-	-
Onicon Incorporated	One stop	L + 4.50%	5.50%	12/2017	3,141	3,100	0.4	3,141
Pasternack Enterprises, Inc.*	Senior loan	L + 5.00%	6.25%	12/2017	1,126	1,119	0.2	1,126
Plex Systems, Inc.(3)	Senior loan	L + 7.50%	N/A (4)	06/2018	-	(26)	-	-
Plex Systems, Inc.*^	Senior loan	L + 7.50%	8.75%	06/2018	18,797	18,409	2.6	18,797
Sunless Merger Sub, Inc.(3)	Senior loan	L + 5.25%	N/A (4)	07/2016	-	-	-	(26)
Sunless Merger Sub, Inc.*	Senior loan	L + 5.25%	6.50%	07/2016	1,816	1,813	0.2	1,271
TIDI Products, LLC(3)	One stop	L + 6.50%	N/A (4)	07/2017	-	(11)	-	-
TIDI Products, LLC*	One stop	L + 6.50%	7.75%	07/2018	12,631	12,441	1.7	12,631
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	4,049	4,022	0.6	4,049
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	56	56	-	56
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	846	850	0.1	846
					71,604	70,528	9.6	70,752
Diversified Conglomerate Service
Accellos, Inc.(3)	One stop	L + 5.75%	N/A (4)	07/2020	-	(20)	-	-
Accellos, Inc.^	One stop	L + 5.75%	6.75%	07/2020	31,113	30,740	4.2	31,113
Aderant North America, Inc.*	Senior loan	L + 4.25%	5.25%	12/2018	4,220	4,190	0.6	4,220
Agility Recovery Solutions Inc.(3)	One stop	L + 6.75%	N/A (4)	09/2018	-	(6)	-	-
Agility Recovery Solutions Inc.*	One stop	L + 6.75%	8.00%	09/2018	8,128	7,995	1.1	8,128
Bomgar Corporation(3)	One stop	L + 6.00%	N/A (4)	05/2019	-	(18)	-	(20)
Bomgar Corporation*	One stop	L + 6.00%	7.00%	05/2020	29,423	28,935	4.0	29,129
Daxko, LLC(3)	One stop	L + 7.75%	N/A (4)	03/2019	-	(24)	-	-
Daxko, LLC	One stop	L + 7.75%	8.75%	03/2019	16,840	16,564	2.3	16,840
EAG, INC. (Evans Analytical Group)*	Senior loan	L + 4.00%	5.00%	07/2017	2,401	2,377	0.3	2,401
Integration Appliance, Inc.	Senior loan	L + 8.25%	9.50%	09/2018	719	711	0.1	719
Integration Appliance, Inc.	Senior loan	L + 8.25%	9.50%	09/2018	5,396	5,288	0.7	5,396
Integration Appliance, Inc.	Senior loan	L + 8.25%	9.50%	06/2019	7,914	7,727	1.1	7,914
Marathon Data Operating Co., LLC (3)	One stop	L + 6.25%	N/A (4)	08/2017	-	(6)	-	-
Marathon Data Operating Co., LLC	One stop	L + 6.25%	7.50%	08/2017	4,595	4,528	0.6	4,595
Navex Global, Inc.(3)	One stop	L + 5.50%	N/A (4)	12/2016	-	(19)	-	-
Navex Global, Inc.*	One stop	L + 5.50%	6.50%	12/2016	19,045	18,718	2.6	19,045
NetSmart Technologies, Inc.*	One stop	L + 7.53%	8.78%	12/2017	8,068	8,012	1.1	8,068
NetSmart Technologies, Inc.	One stop	L + 7.52%	8.77%	12/2017	637	629	0.1	637
PC Helps Support, LLC(3)	Senior loan	L + 5.25%	N/A (4)	09/2017	-	(2)	-	-
PC Helps Support, LLC	Senior loan	L + 5.25%	6.51%	09/2017	1,707	1,692	0.2	1,707
Secure-24, LLC(3)	One stop	L + 6.25%	N/A (4)	08/2017	-	(5)	-	-
Secure-24, LLC*	One stop	L + 6.25%	7.50%	08/2017	10,433	10,249	1.4	10,433

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
September 30, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Secure-24, LLC^	One stop	L + 6.25%	7.50%	08/2017	1,526	1,507	0.2	1,526
SoftWriters, Inc.(3)	One stop	L + 5.00%	N/A (4)	05/2019	-	(2)	-	-
SoftWriters, Inc.(3)	One stop	L + 5.00%	N/A (4)	05/2019	-	(3)	-	-
SoftWriters, Inc.	One stop	L + 5.00%	6.00%	05/2019	6,411	6,387	0.9	6,411
Source Medical Solutions, Inc.	Second lien	L + 8.00%	9.00%	03/2018	9,294	9,146	1.3	9,294
					167,870	165,290	22.8	167,556
Electronics
ECI Acquisition Holdings, Inc.(3)	One stop	L + 6.25%	N/A (4)	03/2019	-	(17)	-	-
ECI Acquisition Holdings, Inc.^	One stop	L + 6.25%	7.25%	03/2019	22,215	21,844	3.0	22,215
ECI Acquisition Holdings, Inc.(3)	One stop	L + 6.25%	N/A (4)	03/2019	-	(79)	-	-
Rogue Wave Holdings, Inc.*^	One stop	L + 8.08%	9.10%	12/2018	10,613	10,500	1.4	10,613
Sloan Company, Inc., The(3)	One stop	L + 7.50%	N/A (4)	10/2018	-	(13)	-	-
Sloan Company, Inc., The*^	One stop	L + 7.50%	8.75%	10/2018	13,027	12,895	1.8	13,027
Sparta Holding Corporation(3)	One stop	L + 5.25%	N/A (4)	07/2020	-	(37)	-	(30)
Sparta Holding Corporation*^	One stop	L + 6.75%	6.25% cash/1.50% PIK	07/2020	23,358	23,075	3.2	23,124
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (4)	03/2019	-	(3)	-	-
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (4)	03/2019	-	(13)	-	-
Syncsort Incorporated*	Senior loan	L + 4.75%	5.75%	03/2019	6,143	6,089	0.8	6,143
Systems Maintenance Services Holding, Inc.^	Senior loan	L + 4.00%	5.00%	10/2019	2,650	2,639	0.4	2,650
Taxware, LLC*^	Second lien	L + 8.38%	9.38%	10/2019	19,979	19,678	2.7	19,979
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	9.00%	10/2021	9,435	9,270	1.3	9,435
					107,420	105,828	14.6	107,156
Finance
Ascensus, Inc.(3)	One stop	L + 4.00%	N/A (4)	11/2018	-	(16)	-	-
Ascensus, Inc.^	One stop	L + 4.00%	5.00%	12/2019	4,193	4,120	0.6	4,193
Ascensus, Inc.^	One stop	L + 8.00%	9.00%	12/2020	6,337	6,142	0.9	6,337
Pillar Processing LLC*(6)	Senior loan	L + 5.50%	5.72%	11/2018	447	445	-	-
Pillar Processing LLC*(6)	Senior loan	N/A	14.50%	05/2019	2,377	2,368	-	-
					13,354	13,059	1.5	10,530
Grocery
MyWebGrocer, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	05/2018	-	(12)	-	-
MyWebGrocer, Inc.^	Senior loan	L + 8.75%	6.00% cash/4.00% PIK	05/2018	14,271	14,093	1.9	14,271
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.50%	5.75%	05/2018	2,674	2,653	0.4	2,674
					16,945	16,734	2.3	16,945
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.(3)	Senior loan	L + 5.00%	N/A (4)	02/2018	-	(8)	-	-
Advanced Pain Management Holdings, Inc.*	Senior loan	L + 5.00%	6.25%	02/2018	7,102	7,054	1.0	7,102
Advanced Pain Management Holdings, Inc.	Senior loan	L + 5.00%	6.25%	02/2018	486	481	0.1	486
Avatar International, LLC(3)	One stop	L + 4.94%	N/A (4)	09/2016	-	(4)	-	-
Avatar International, LLC*	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	7,611	7,560	0.7	4,947
Avatar International, LLC	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	1,642	1,634	0.1	1,067
California Cryobank, LLC	One stop	P + 4.25%	7.50%	08/2019	86	84	-	84
California Cryobank, LLC^	One stop	L + 5.50%	6.50%	08/2019	1,550	1,535	0.2	1,535
California Cryobank, LLC(3)	One stop	L + 5.50%	N/A (4)	08/2019	-	(2)	-	(2)
Certara L.P.(3)	One stop	L + 6.25%	N/A (4)	12/2018	-	(18)	-	-
Certara L.P.*^	One stop	L + 6.25%	7.25%	12/2018	22,948	22,722	3.1	22,948
Data Innovations LLC	One stop	L + 7.69%	8.69%	05/2019	8,800	8,619	1.2	8,800
Delta Educational Systems*	Senior loan	P + 4.75%	8.00%	12/2016	1,646	1,627	0.2	1,646
Delta Educational Systems	Senior loan	L + 6.00%	N/A (4)	12/2016	-	-	-	-
Encore Rehabilitation Services, LLC(3)	One stop	L + 6.00%	N/A (4)	06/2017	-	(9)	-	-
Encore Rehabilitation Services, LLC	One stop	L + 6.00%	7.25%	06/2017	4,969	4,895	0.7	4,969
G & H Wire Company, Inc.(3)	Senior loan	L + 5.75%	N/A (4)	12/2017	-	(6)	-	-
G & H Wire Company, Inc.*^	Senior loan	L + 5.75%	6.75%	12/2017	12,902	12,766	1.8	12,902
Global Healthcare Exchange, LLC(3)	One stop	L + 9.00%	N/A (4)	03/2020	-	(23)	-	-
Global Healthcare Exchange, LLC	One stop	L + 9.00%	10.00%	03/2020	20,087	19,723	2.7	20,087
GSDM Holdings Corp.	Senior loan	L + 4.25%	5.25%	06/2019	627	624	0.1	627
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.77%	05/2018	910	896	0.1	864
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.51%	05/2017	3,672	3,608	0.5	3,489
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.50%	05/2017	427	421	0.1	406
IntegraMed America, Inc.(3)	One stop	L + 7.25%	8.50%	09/2017	811	800	0.1	811
IntegraMed America, Inc.*^	One stop	L + 7.25%	8.50%	09/2017	15,587	15,376	2.1	15,587
Joerns Healthcare, LLC	One stop	L + 5.00%	6.00%	05/2020	9,794	9,702	1.3	9,782
Maverick Healthcare Group, LLC*	Senior loan	L + 5.50%	7.25%	12/2016	1,989	1,964	0.3	1,949
Northwestern Management Services, LLC	Senior loan	P + 4.00%	7.25%	10/2017	114	104	-	114
Northwestern Management Services, LLC*	Senior loan	L + 5.25%	6.50%	10/2017	3,964	3,913	0.5	3,964

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
September 30, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Northwestern Management Services, LLC	Senior loan	L + 5.25%	6.50%	10/2017	47	44	-	47
Onsite Holding Corp.(3)	One stop	L + 5.25%	N/A (4)	06/2020	-	(42)	-	-
Onsite Holding Corp.*^	One stop	L + 5.25%	6.25%	06/2020	26,921	26,696	3.7	26,921
Paradigm Management Services, LLC^	Senior loan	L + 4.50%	5.50%	01/2019	2,740	2,719	0.4	2,740
Pentec Acquisition Sub, Inc.(3)	Senior loan	L + 5.25%	N/A (4)	05/2017	-	(2)	-	-
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.25%	6.50%	05/2018	1,776	1,754	0.2	1,776
Pyramid Healthcare, Inc.(3)	One stop	L + 5.75%	N/A (4)	08/2019	-	(5)	-	(4)
Pyramid Healthcare, Inc.^	One stop	L + 5.75%	6.75%	08/2019	7,607	7,542	1.0	7,550
Radiology Partners, Inc.(3)	One stop	L + 5.00%	N/A (4)	09/2020	-	(8)	-	(8)
Radiology Partners, Inc.*^	One stop	L + 5.00%	6.00%	09/2020	17,209	16,937	2.3	17,037
Radiology Partners, Inc.(3)	One stop	L + 5.00%	N/A (4)	09/2020	-	(46)	-	(46)
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	7.25%	06/2017	10	3	-	10
Reliant Pro ReHab, LLC*^	Senior loan	L + 5.00%	6.00%	06/2017	7,615	7,547	1.0	7,615
Renaissance Pharma (U.S.) Holdings Inc.	Senior loan	P + 3.00%	6.25%	05/2018	63	59	-	63
Renaissance Pharma (U.S.) Holdings Inc.*^	Senior loan	L + 4.00%	5.00%	05/2018	4,090	4,039	0.6	4,090
Southern Anesthesia and Surgical(3)	One stop	L + 5.50%	N/A (4)	11/2017	-	(10)	-	-
Southern Anesthesia and Surgical	One stop	L + 5.50%	6.50%	11/2017	6,012	5,905	0.8	6,012
Southern Anesthesia and Surgical(3)	One stop	L + 5.50%	N/A (4)	11/2017	-	(40)	-	-
Spear Education, LLC(3)	One stop	L + 5.50%	N/A (4)	08/2019	-	(6)	-	(6)
Spear Education, LLC*^	One stop	L + 5.50%	6.50%	08/2019	6,005	5,961	0.8	5,960
Spear Education, LLC	One stop	L + 5.50%	N/A (4)	08/2019	-	-	-	-
Surgical Information Systems, LLC^	Senior loan	L + 3.50%	4.51%	09/2018	2,060	2,055	0.3	2,060
U.S. Anesthesia Partners, Inc.	One stop	L + 5.00%	6.00%	12/2019	6,000	5,970	0.8	5,970
WIL Research Company, Inc.*	Senior loan	L + 4.50%	5.75%	02/2018	776	769	0.1	753
Young Innovations, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	01/2018	-	(3)	-	-
Young Innovations, Inc.*^	Senior loan	L + 4.25%	5.25%	01/2019	5,443	5,412	0.7	5,443
					222,098	219,288	29.6	218,147
Home and Office Furnishings, Housewares, and Durable Consumer
Plano Molding Company, LLC^	Senior loan	L + 4.25%	5.25%	10/2018	1,984	1,972	0.3	1,984
WII Components, Inc.	Senior loan	L + 4.50%	N/A (4)	07/2018	-	-	-	-
WII Components, Inc.*	Senior loan	L + 4.50%	5.50%	07/2018	1,183	1,177	0.2	1,177
Zenith Products Corporation	One stop	P + 1.75%	5.00%	09/2013	29	29	-	25
Zenith Products Corporation*	One stop	P + 3.50%	6.75%	09/2013	3,684	3,684	0.3	1,842
					6,880	6,862	0.8	5,028
Insurance
Captive Resources Midco, LLC (3)	One stop	L + 5.00%	N/A (4)	01/2019	-	(16)	-	-
Captive Resources Midco, LLC*^	One stop	L + 5.00%	6.50%	01/2019	19,653	19,477	2.7	19,653
					19,653	19,461	2.7	19,653
Investment Funds and Vehicles
Senior Loan Fund LLC (7)(8)	Subordinated debt	L + 8.00%	8.16%	05/2020	25,589	25,589	3.5	25,589
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	One stop	P + 6.75%	9.76%	11/2018	884	873	0.1	769
Competitor Group, Inc.*	One stop	L + 8.75%	9.00% cash/1.00% PIK	11/2018	12,807	12,654	1.6	11,526
Octane Fitness, LLC(3)	One stop	L + 5.25%	N/A (4)	10/2018	-	(3)	-	-
Octane Fitness, LLC*	One stop	L + 5.25%	6.50%	10/2018	8,034	8,001	1.1	8,034
Pride Manufacturing Company, LLC*	Senior loan	L + 6.00%	7.75%	11/2015	493	490	0.1	493
Self Esteem Brands, LLC(3)	Senior loan	L + 4.00%	N/A (4)	02/2020	-	(5)	-	-
Self Esteem Brands, LLC^	Senior loan	L + 4.00%	5.00%	02/2020	7,462	7,420	1.0	7,462
Starplex Operating, L.L.C.	One stop	P + 6.25%	9.50%	12/2017	311	298	-	311
Starplex Operating, L.L.C.*^	One stop	L + 7.50%	9.00%	12/2017	10,079	9,912	1.4	10,079
Titan Fitness, LLC (3)	One stop	L + 6.50%	N/A (4)	09/2019	-	(22)	-	-
Titan Fitness, LLC*	One stop	L + 6.50%	7.75%	09/2019	13,603	13,340	1.9	13,603
Titan Fitness, LLC (3)	One stop	L + 6.50%	N/A (4)	09/2019	-	(22)	-	-
					53,673	52,936	7.2	52,277
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	One stop	P + 7.75%	11.00%	10/2017	162	154	-	162
Benetech, Inc.*	One stop	L + 9.00%	10.25%	10/2017	5,020	4,982	0.7	5,020
					5,182	5,136	0.7	5,182
Oil and Gas
Drilling Info, Inc.(3) (5)	One stop	L + 5.00%	N/A (4)	06/2018	-	(1)	-	-
Drilling Info, Inc.(5)^	One stop	L + 5.00%	6.00%	06/2018	1,325	1,315	0.2	1,325
Drilling Info, Inc.(3)(5)	One stop	L + 5.00%	N/A (4)	06/2018	-	(4)	-	-
					1,325	1,310	0.2	1,325

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
September 30, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Personal and Non-Durable Consumer Products
Hygenic Corporation, The	Senior loan	P + 3.75%	6.79%	10/2017	142	140	-	142
Hygenic Corporation, The*^	Senior loan	L + 4.75%	6.00%	10/2018	4,538	4,494	0.6	4,538
Massage Envy, LLC(3)	One stop	L + 7.25%	N/A (4)	09/2018	-	(12)	-	-
Massage Envy, LLC*	One stop	L + 7.25%	8.50%	09/2018	15,999	15,735	2.2	15,999
Rug Doctor LLC	Senior loan	L + 5.25%	6.25%	12/2016	465	455	0.1	465
Rug Doctor LLC*	Senior loan	L + 5.25%	6.25%	12/2016	5,365	5,326	0.7	5,365
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	6.25%	12/2017	4,831	4,790	0.7	4,831
Team Technologies Acquisition Company	Senior loan	P + 3.75%	7.00%	12/2017	182	179	-	182
					31,522	31,107	4.3	31,522
Personal, Food and Miscellaneous Services
Affordable Care Inc.(3)	Senior loan	L + 4.75%	N/A (4)	12/2017	-	(2)	-	-
Affordable Care Inc.^	Senior loan	L + 4.75%	6.00%	12/2018	3,347	3,324	0.5	3,347
El Pollo Loco Inc^	Senior loan	L + 4.25%	5.25%	10/2018	5,149	5,100	0.7	5,168
Focus Brands Inc.^	Second lien	L + 9.00%	10.25%	08/2018	11,194	11,091	1.5	11,306
Ignite Restaurant Group, Inc (Joe's Crab Shack)^	One stop	L + 7.00%	8.00%	02/2019	6,170	6,080	0.8	6,077
R.G. Barry Corporation*	Senior loan	L + 5.00%	6.00%	09/2019	6,830	6,741	0.9	6,761
Vetcor Merger Sub LLC	One stop	L + 6.50%	7.75%	12/2017	199	194	-	199
Vetcor Merger Sub LLC*^	One stop	L + 6.50%	7.75%	12/2017	5,847	5,805	0.8	5,847
Vetcor Merger Sub LLC(3)	One stop	L + 6.50%	N/A (4)	12/2017	-	(7)	-	-
Vetcor Merger Sub LLC^	One stop	L + 6.50%	7.75%	12/2017	371	371	0.1	371
Vetcor Merger Sub LLC^	One stop	L + 6.50%	7.75%	12/2017	573	573	0.1	573
Vetcor Merger Sub LLC^	One stop	L + 6.50%	7.75%	12/2017	384	384	0.1	384
					40,064	39,654	5.5	40,033
Printing and Publishing
Market Track, LLC(3)	One stop	L + 6.00%	N/A (4)	10/2019	-	(18)	-	-
Market Track, LLC*^	One stop	L + 6.00%	7.25%	10/2019	29,270	29,024	4.0	29,270
Market Track, LLC	One stop	L + 6.00%	7.25%	10/2019	1,217	1,199	0.2	1,217
					30,487	30,205	4.2	30,487
Retail Stores
Benihana, Inc.(3)	One stop	L + 5.50%	N/A (4)	07/2018	-	(61)	-	-
Benihana, Inc.*^	One stop	P + 4.25%	7.50%	01/2019	15,554	15,145	2.1	15,554
Boot Barn, Inc.*^	One stop	L + 5.75%	7.00%	05/2019	24,430	24,143	3.3	24,430
Boot Barn, Inc.*	One stop	L + 5.75%	7.00%	05/2019	7,726	7,657	1.1	7,726
Capital Vision Services, LLC	One stop	P + 6.25%	9.50%	12/2017	475	466	0.1	475
Capital Vision Services, LLC*^	One stop	L + 7.25%	8.50%	12/2017	15,354	15,219	2.1	15,354
Capital Vision Services, LLC^	One stop	L + 7.25%	8.50%	12/2017	1,231	1,219	0.2	1,231
Capital Vision Services, LLC	One stop	L + 7.25%	8.50%	12/2017	1,459	1,453	0.2	1,459
DentMall MSO, LLC	One stop	L + 5.00%	6.00%	07/2019	179	153	-	179
DentMall MSO, LLC	One stop	L + 5.00%	6.00%	07/2019	10,354	10,257	1.4	10,354
DTLR, Inc.*^	One stop	L + 8.00%	11.00%	12/2015	15,892	15,824	2.2	15,892
Express Oil Change, LLC	Senior loan	L + 4.75%	6.33%	12/2017	221	219	-	221
Express Oil Change, LLC*	Senior loan	P + 3.50%	6.75%	12/2017	1,945	1,932	0.3	1,945
Express Oil Change, LLC	Senior loan	P + 3.50%	6.75%	12/2017	110	109	-	110
Floor & Decor Outlets of America, Inc.*^	One stop	L + 6.50%	7.75%	05/2019	11,244	11,137	1.5	11,244
Marshall Retail Group, LLC, The(3)	One stop	L + 6.00%	N/A (4)	08/2019	-	(27)	-	(22)
Marshall Retail Group, LLC, The(3)	One stop	L + 6.00%	N/A (4)	08/2020	-	(11)	-	(9)
Marshall Retail Group, LLC, The^	One stop	L + 6.00%	7.00%	08/2020	12,424	12,271	1.7	12,299
Paper Source, Inc.	One stop	P + 5.00%	7.92%	09/2018	508	498	0.1	508
Paper Source, Inc.*^	One stop	L + 6.25%	7.25%	09/2018	12,576	12,476	1.7	12,576
Restaurant Holding Company, LLC	Senior loan	L + 7.75%	8.75%	02/2019	4,976	4,932	0.6	4,429
Rubio's Restaurants, Inc*^	Senior loan	L + 4.75%	6.00%	11/2018	9,376	9,369	1.3	9,376
Sneaker Villa, Inc.	One stop	P + 7.00%	11.50%	12/2017	1,002	984	0.1	1,002
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	4,433	4,340	0.6	4,433
Sneaker Villa, Inc.^	One stop	L + 8.50%	10.00%	12/2017	627	617	0.1	627
Sneaker Villa, Inc.^	One stop	L + 8.50%	10.00%	12/2017	1,237	1,221	0.2	1,237
Sneaker Villa, Inc.(3)	One stop	L + 8.50%	N/A (4)	12/2017	-	(16)	-	-
Sneaker Villa, Inc.^	One stop	L + 8.50%	10.00%	12/2017	4,260	4,219	0.6	4,217
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	752	727	0.1	727
Specialty Catalog Corp.(3)	One stop	L + 6.00%	N/A (4)	07/2017	-	(5)	-	-
Specialty Catalog Corp.	One stop	L + 6.00%	7.50%	07/2017	4,658	4,623	0.6	4,658
Vision Source L.P.	One stop	L + 6.00%	7.25%	08/2019	273	270	-	270
Vision Source L.P.*^	One stop	L + 6.00%	7.00%	08/2019	17,759	17,645	2.4	17,671
					181,035	179,005	24.6	180,173
Telecommunications
Arise Virtual Solutions, Inc.(3)	One stop	L + 6.00%	N/A (4)	12/2018	-	(11)	-	-

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
September 30, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Arise Virtual Solutions, Inc.*^	One stop	L + 6.00%	7.25%	12/2018	13,869	13,753	1.9	13,869
Hosting.com Inc.(3)	Senior loan	L + 4.50%	N/A (4)	12/2017	-	(1)	-	-
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	12/2017	861	851	0.1	861
ITC Global, Inc. (3)	One stop	L + 6.75%	7.75%	07/2018	289	277	-	289
ITC Global, Inc.*	One stop	L + 6.75%	7.75%	07/2018	8,345	8,274	1.1	8,345
ITC Global, Inc.^	One stop	L + 6.75%	7.75%	07/2018	1,423	1,411	0.2	1,423
					24,787	24,554	3.3	24,787
Textile and Leather
5.11, Inc.*^	Senior loan	L + 5.00%	6.00%	02/2020	1,031	1,026	0.1	1,032
Southern Tide, LLC (3)	One stop	L + 6.75%	N/A (4)	06/2019	-	(8)	-	-
Southern Tide, LLC^	One stop	L + 6.75%	7.75%	06/2019	4,096	4,057	0.6	4,096
					5,127	5,075	0.7	5,128
Utilities
PowerPlan Consultants, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	10/2018	-	(1)	-	-
PowerPlan Consultants, Inc.*^	Senior loan	L + 4.25%	5.26%	10/2019	3,583	3,538	0.5	3,583
					3,583	3,537	0.5	3,583

Total debt investments United States					$1,309,570	$1,293,046	176.4%	$1,292,851

Fair Value as a percentage of Principal Amount								98.7%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
September 30, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Equity Investments (9)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.2%	$1,597
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	-	3
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	670	0.1	409
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	80
						2,471	0.3	2,089
Automobile
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	-	-	-	9
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	-	-	-	9
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	-	-	-	69
						-	-	87
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	57	746	0.2	1,038
C. J. Foods, Inc.	Common stock	N/A	N/A	N/A	157	157	-	157
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	8	816	0.1	908
Goode Seed Co-Invest, LLC	LLC units	N/A	N/A	N/A	356	356	0.1	408
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	445
Northern Brewer, LLC	LLC interest	N/A	N/A	N/A	438	362	-	8
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	-	166
Tate's Bake Shop, Inc.	LP interest	N/A	N/A	N/A	-	462	0.1	462
Uinta Brewing Company	LP interest	N/A	N/A	N/A	-	462	0.1	462
						4,102	0.7	4,054
Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	102	1,021	0.1	1,021

Containers, Packaging and Glass
Packaging Coordinators, Inc.	Common stock	N/A	N/A	N/A	25	2,065	0.3	2,536
Packaging Coordinators, Inc.	Common stock	N/A	N/A	N/A	48	1,563	0.3	2,212
						3,628	0.6	4,748
Diversified Conglomerate Manufacturing
Chase Industries, Inc.	Common stock	N/A	N/A	N/A	1	1,186	0.2	1,186
ICCN Acquisition Corp.	Preferred stock	N/A	N/A	N/A	-	162	-	172
ICCN Acquisition Corp.	Common stock	N/A	N/A	N/A	-	-	-	2
Oasis Outsourcing Holdings, Inc.	LLC interest	N/A	N/A	N/A	1,088	860	0.2	1,679
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	-	160	-	4
TIDI Products, LLC	LLC units	N/A	N/A	N/A	315	157	0.1	263
						2,525	0.5	3,306
Diversified Conglomerate Service
Daxko, LLC	LLC units	N/A	N/A	N/A	219	219	-	230
Marathon Data Operating Co., LLC	Preferred stock	N/A	N/A	N/A	1	264	0.1	604
Marathon Data Operating Co., LLC	Common stock	N/A	N/A	N/A	1	264	-	57
Navex Global, Inc.	LP interest	N/A	N/A	N/A	-	666	0.2	1,604
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	-	-
PC Helps Support, LLC	Preferred stock	N/A	N/A	N/A	-	61	-	70
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	263	0.1	275
						1,744	0.4	2,840
Electronics
ECI Acquisition Holdings, Inc.	Common stock	N/A	N/A	N/A	9	873	0.1	966
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	1	567	0.1	567
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	235	6	-	6
						1,446	0.2	1,539
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,315	1,322	0.2	1,322

Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	0.1	768
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	0.1	901
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	741	-	3
California Cryobank, LLC	Common stock	N/A	N/A	N/A	-	28	-	28
California Cryobank, LLC	Common stock	N/A	N/A	N/A	-	-	-	-
Certara L.P.	LP interest	N/A	N/A	N/A	-	635	0.1	679

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
September 30, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Dialysis Newco, Inc.	LLC units	N/A	N/A	N/A	871	-	0.2	1,557
Encore Rehabilitation Services, LLC	LLC interest	N/A	N/A	N/A	270	270	0.1	783
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	-	102	-	124
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	-	4	-	31
Global Healthcare Exchange, LLC	Preferred stock	N/A	N/A	N/A	-	398	0.1	418
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	-	38	-	4
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	701	0.1	701
Northwestern Management Services, LLC	Common stock	N/A	N/A	N/A	3	3	-	49
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	0	249	0.1	285
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	-	83
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	-	85
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	183	0.1	883
Southern Anesthesia and Surgical	Common stock	N/A	N/A	N/A	487	487	0.1	697
Spear Education, LLC	Preferred stock	N/A	N/A	N/A	-	86	-	86
Spear Education, LLC	Common stock	N/A	N/A	N/A	1	1	-	1
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	554
Young Innovations, Inc.	Preferred stock	N/A	N/A	N/A	-	236	-	277
						5,673	1.2	8,997
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	35	-	213

Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	86	-	191

Investment Funds and Vehicles
Senior Loan Fund LLC (7)(8)	LLC interest	N/A	N/A	N/A	9,318	9,318	1.3	9,242

Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	LLC interest	N/A	N/A	N/A	708	713	-	43
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	712
Starplex Operating, L.L.C.	Common stock	N/A	N/A	N/A	1	183	-	241
Titan Fitness, LLC	Common stock	N/A	N/A	N/A	6	582	0.1	649
						2,190	0.2	1,645
Personal and Non-Durable Consumer Products
Hygenic Corporation, The	LP interest	N/A	N/A	N/A	1	61	-	116
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	757
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	-	148	-	225
						958	0.1	1,098
Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	271	-	0.2	1,599

Personal, Food and Miscellaneous Services
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	-	161	-	161

Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	-	145	-	178
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	0.1	245
						290	0.1	423
Retail Stores
Barcelona Restaurants, LLC(8)(10)	LP interest	N/A	N/A	N/A	1,996	1,996	0.4	3,080
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	747
Capital Vision Services, LLC	LLC interest	N/A	N/A	N/A	402	17	0.1	520
DentMall MSO, LLC	Common stock	N/A	N/A	N/A	2	-	-	-
DentMall MSO, LLC	Preferred stock	N/A	N/A	N/A	2	97	-	97
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	-	79
Marshall Retail Group LLC, The	Common stock	N/A	N/A	N/A	15	154	-	154
Paper Source, Inc.	LLC interest	N/A	N/A	N/A	8	1,387	0.2	1,417
PetPeople Enterprise, LLC	LP interest	N/A	N/A	N/A	889	889	0.1	889
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.2	1,430

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (continued)
September 30, 2014
(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	511
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	386	0.1	760
Vision Source L.P.	Common stock	N/A	N/A	N/A	-	-	-	-
						7,062	1.3	9,684
Telecommunications
ITC Global, Inc.	Preferred stock	N/A	N/A	N/A	17	311	0.1	311

Textiles and Leather
Southern Tide, LLC	LLC interest	N/A	N/A	N/A	2	191	-	191

Total equity investments United States						$44,534	7.5%	$54,761

Total United States						$1,337,580	183.9%	$1,347,612

Total Investments						$1,337,580	183.9%	$1,347,612

Cash, Restricted Cash and Cash Equivalents
Cash and Restricted Cash						$42,744	5.8%	$42,744
US Bank Money Market Account (cusip 9AMMF05B2)						37,199	5.1	37,199
Total Cash, Restricted Cash and Cash Equivalents						$79,943	10.9%	$79,943

Total Investments and Cash, Restricted Cash and Cash Equivalents						$1,417,523	194.80%	$1,427,555

*	Denotes that all or a portion of the loan secures the notes offered in the 2010 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of September 30, 2014. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2014.
(3)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	The entire commitment was unfunded as of September 30, 2014. As such, no interest is being earned on this investment.
(5)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire one stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(6)	Loan was on non-accrual status as of September 30, 2014, meaning that the Company has ceased recognizing interest income on the loan.
(7)	As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the year ended September 30, 2014 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(8)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(9)	Non-income producing securities.
(10)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as the Company along with affiliated entities owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the financial statements for transactions during the year ended September 30, 2014 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).

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

Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC Topic 946”).

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

Fair value of financial instruments: The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries in its consolidated financial statements. The Company does not consolidate its noncontrolling interest in Senior Loan Fund LLC (“SLF”). See further description of the Company’s investment in SLF in Note 4.

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

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. For the three months ended December 31, 2014 and 2013, the Company earned interest of $27,319 and $24,563, respectively. As of December 31, 2014 and September 30, 2014, the Company had interest receivable of $6,185 and $5,791, respectively.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2014 and 2013, interest income included $1,670 and $1,908, respectively, of accretion of discounts. For the three months ended December 31, 2014 and 2013, the Company received loan origination fees of $3,062 and $2,982, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2014, the Company recorded PIK income of $502 and received PIK payments in cash of $201. For the three months ended December 31, 2013, the Company recorded PIK income of $413 and received PIK payments in cash of $1,750.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three months ended December 31, 2014 and 2013, fee income included $147 and $1,000, respectively, of prepayment premiums.

For the three months ended December 31, 2014 and 2013, the Company received interest and fees in cash, which excludes capitalized loan origination fees, in the amounts of $25,156 and $25,130, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended December 31, 2014, the Company recorded dividend income of $18 and return of capital distributions of $8. For the three months ended December 31, 2013, the Company recorded dividend income of $16 and return of capital distributions of $1,350.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $2,233 and $5 as of December 31, 2014 and September 30, 2014, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2014 and 2013, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through December 31, 2014. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Share Repurchase Plan: On August 5, 2014, the Board approved a share repurchase program (the “Program”) which allows the Company to repurchase up to $50,000 of the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its then most recently published consolidated financial statements. The Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Company did not make any repurchases of its common stock during the three months ended December 31, 2014.

Deferred financing costs: Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2014 and September 30, 2014, the Company had deferred financing costs of $9,436 and $9,515, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three months ended December 31, 2014 and 2013 was $1,047 and $439, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of December 31, 2014 and September 30, 2014, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $247 and $247, respectively.

Recent accounting pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, and early application is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

For the three months ended December 31, 2014 and 2013, the Income Incentive Fee incurred was $932 and $3,032, respectively.

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

The Capital Gain Incentive Fee equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), which commenced with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. On August 5, 2014, the Company amended the Investment Advisory Agreement, effective as of June 30, 2014, to provide that the Capital Gain Incentive Fee Base is reduced by the amount of any unamortized deferred financing costs, if and to the degree that such costs exceed unrealized capital appreciation. The Company’s “Capital Gain Incentive Fee Base” equals (1) the sum of (i) realized capital gains, if any, on a cumulative positive basis from the date the Company elected to become a BDC through the end of each calendar year, (ii) all realized capital losses on a cumulative basis and (iii) all unrealized capital depreciation on a cumulative basis less (2) all unamortized deferred financing costs, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

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

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the three months ended December 31, 2014 and 2013 was $0 for each period. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain Incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Since inception through December 31, 2014, the Company has not made any Capital Gain Incentive Fee payments. For the three months ended December 31, 2014 and 2013, the Company accrued a capital gain incentive fee under GAAP of $139 and $0, respectively.

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

Included in accounts payable and accrued expenses is $607 and $548 as of December 31, 2014 and September 30, 2014, respectively, for accrued allocated shared services under the Administration Agreement. The administrative service fee expense under the Administration Agreement for the three months ended December 31, 2014 and 2013 was $607 and $582, respectively.

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

Total expenses reimbursed to the Administrator during the three months ended December 31, 2014 and 2013 were $156 and $323, respectively.

As of December 31, 2014 and September 30, 2014, included in accounts payable and accrued expenses were $302 and $156, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

During the three months ended December 31, 2014 and 2013, the Company sold $15,825 and $0, respectively, of investments to SLF at fair value.

Note 4.	Investments

Investments as of December 31, 2014 and September 30, 2014 consisted of the following:

	As of December 31, 2014			As of September 30, 2014
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$251,822	$248,688	$245,689	$268,136	$265,042	$262,859
One stop	1,019,488	1,005,455	1,005,954	952,359	939,765	940,729
Second lien	59,903	59,130	59,457	59,902	59,086	59,964
Subordinated debt	3,584	3,565	3,724	3,584	3,564	3,710
Subordinated notes in SLF (1)	28,871	28,871	28,871	25,589	25,589	25,589
LLC equity interests in SLF (1)	N/A	10,937	10,834	N/A	9,318	9,242
Equity	N/A	35,159	46,197	N/A	35,216	45,519
Total	$1,363,668	$1,391,805	$1,400,726	$1,309,570	$1,337,580	$1,347,612

(1)	SLF's proceeds from the subordinated notes and LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.

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

	As of December 31, 2014		As of September 30, 2014
Cost:
United States
Mid-Atlantic	$312,180	22.4%	$306,582	22.9%
Midwest	283,557	20.4	274,923	20.6
West	272,259	19.6	288,915	21.6
Southeast	330,084	23.7	283,935	21.2
Southwest	115,857	8.3	116,105	8.7
Northeast	77,868	5.6	67,120	5.0
Total	$1,391,805	100.0%	$1,337,580	100.0%

Fair Value:
United States
Mid-Atlantic	$307,130	21.9%	$302,159	22.4%
Midwest	287,231	20.5	278,527	20.7
West	274,042	19.6	291,587	21.6
Southeast	333,988	23.8	288,565	21.4
Southwest	118,187	8.5	117,923	8.8
Northeast	80,148	5.7	68,851	5.1
Total	$1,400,726	100.0%	$1,347,612	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at cost and fair value were as follows:

	As of December 31, 2014		As of September 30, 2014
Cost:
Aerospace and Defense	$73,787	5.3%	$75,696	5.6%
Automobile	10,731	0.8	14,630	1.1
Banking	17,469	1.3	17,292	1.3
Beverage, Food and Tobacco	115,617	8.3	119,912	9.0
Buildings and Real Estate	32,858	2.4	28,502	2.1
Cargo Transport	1,939	0.2	1,942	0.1
Containers, Packaging and Glass	31,041	2.2	31,136	2.3
Diversified Conglomerate Manufacturing	77,137	5.5	73,053	5.5
Diversified Conglomerate Service	165,931	11.9	167,034	12.5
Electronics	124,920	9.0	107,274	8.0
Finance	13,060	0.9	13,059	1.0
Grocery	20,098	1.4	18,056	1.3
Healthcare, Education and Childcare	256,971	18.5	224,961	16.8
Home and Office Furnishings, Housewares and Durable Consumer	7,079	0.5	6,897	0.5
Insurance	19,508	1.4	19,547	1.5
Investment Funds and Vehicles	39,808	2.9	34,907	2.6
Leisure, Amusement, Motion Pictures and Entertainment	54,762	3.9	55,126	4.1
Mining, Steel, Iron and Non-Precious Metals	5,180	0.4	5,136	0.4
Oil and Gas	1,292	0.1	1,310	0.1
Personal and Non-Durable Consumer Products	32,614	2.3	32,065	2.4
Personal, Food and Miscellaneous Services	47,935	3.4	39,815	3.0
Personal Transportation	-	-	-	-
Printing and Publishing	30,433	2.2	30,495	2.3
Retail Stores	177,807	12.8	186,067	13.9
Telecommunications	25,304	1.8	24,865	1.9
Textiles and Leather	5,256	0.4	5,266	0.4
Utilities	3,268	0.2	3,537	0.3
Total	$1,391,805	100.0%	$1,337,580	100.0%

	As of December 31, 2014		As of September 30, 2014
Fair Value:
Aerospace and Defense	$72,098	5.1%	$74,470	5.5%
Automobile	10,640	0.8	14,546	1.1
Banking	17,421	1.2	17,245	1.3
Beverage, Food and Tobacco	114,622	8.2	119,610	8.9
Buildings and Real Estate	33,259	2.4	28,703	2.1
Cargo Transport	1,836	0.1	1,923	0.1
Containers, Packaging and Glass	31,992	2.3	32,500	2.4
Diversified Conglomerate Manufacturing	77,647	5.5	74,058	5.5
Diversified Conglomerate Service	168,029	12.0	170,397	12.6
Electronics	126,647	9.0	108,695	8.1
Finance	10,519	0.8	10,530	0.8
Grocery	20,310	1.4	18,267	1.3
Healthcare, Education and Childcare	259,892	18.6	227,144	16.8
Home and Office Furnishings, Housewares and Durable Consumer	5,520	0.4	5,241	0.4
Insurance	19,806	1.4	19,844	1.5
Investment Funds and Vehicles	39,705	2.8	34,830	2.6
Leisure, Amusement, Motion Pictures and Entertainment	53,457	3.8	53,922	4.0
Mining, Steel, Iron and Non-Precious Metals	5,223	0.4	5,182	0.4
Oil and Gas	1,307	0.1	1,325	0.1
Personal and Non-Durable Consumer Products	33,171	2.4	32,620	2.4
Personal, Food and Miscellaneous Services	48,497	3.5	40,194	3.0
Personal Transportation	2,308	0.2	1,599	0.1
Printing and Publishing	30,832	2.2	30,910	2.3
Retail Stores	181,854	13.0	189,857	14.1
Telecommunications	25,529	1.8	25,098	1.9
Textiles and Leather	5,295	0.4	5,319	0.4
Utilities	3,310	0.2	3,583	0.3
Total	$1,400,726	100.0%	$1,347,612	100.0%

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

SLF is capitalized with subordinated notes and LLC equity interest subscriptions from its members. As of December 31, 2014, the Company and RGA owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests. Additionally, SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”) which as of December 31, 2014 allowed SLF II to borrow up to $150,000 at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2014, SLF had subordinated note commitments from the Company and RGA totaling $100,000, of which approximately $32,995 and $29,245 in aggregate principal amount was funded at December 31, 2014 and September 30, 2014, respectively. As of September 30, 2014, SLF had LLC equity interest subscriptions from the Company and RGA totaling $25,000, of which approximately $12,499 and $9,318 in aggregate was called and contributed as of December 31, 2014 and September 30, 2014, respectively.

As of December 31, 2014 and September 30, 2014, SLF had total assets at fair value of $126,370 and $107,228, respectively. As of December 31, 2014 and September 30, 2014, SLF’s portfolio was comprised of first lien senior secured loans to 38 and 31 different borrowers, respectively. As of December 31, 2014 and September 30, 2014, none of these loans was on non-accrual status. The portfolio companies in SLF are in industries similar to those in which the Company may invest directly. Additionally, as of December 31, 2014 and September 30, 2014, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $7,602 and $10,136, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of December 31, 2014 and September 30, 2014:

	As of December 31, 2014	As of September 30, 2014
Senior secured loans (1)	$122,516	$103,695
Weighted average current interest rate on senior secured loans (2)	5.3%	5.2%
Number of borrowers in SLF	38	31
Largest loan to a single borrower (1)	$8,208	$8,229
Total of five largest loans to borrowers (1)	$30,468	$31,132

(1)	At principal/par amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal/par amount.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Loan Portfolio as of December 31, 2014

				Current
			Maturity	Interest	Principal/Par	Fair
Portfolio Company	Business Description	Investment Type	Date	Rate (1)	Amount	Value (2)
1011778 B.C. ULC (Burger King Worldwide, Inc. )	Beverage, Food and Tobacco	Senior Loan	10/2021	4.5%	$3,000	$2,996
5.11, Inc. (3)	Textiles and Leather	Senior Loan	02/2020	6.0	3,282	3,279
Acosta, Inc.	Diversified Conglomerate Service	Senior Loan	09/2021	5.0	3,000	3,005
ACTIVE Network, Inc.	Electronics	Senior Loan	11/2020	5.5	1,980	1,943
ARG IH Corporation (3)	Beverage, Food and Tobacco	Senior Loan	11/2020	4.8	2,145	2,143
Atrium Innovations	Personal and Non Durable Consumer Products	Senior Loan	02/2021	4.3	3,547	3,437
BJ's Wholesale Club, Inc.	Retail Stores	Senior Loan	09/2019	4.5	2,977	2,930
Blue Coat Systems, Inc.	Electronics	Senior Loan	05/2019	4.0	1,985	1,938
BMC Software, Inc.	Electronics	Senior Loan	09/2020	5.0	1,911	1,865
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.0	8,208	8,153
Brickman Group Ltd. LLC	Farming and Agriculture	Senior Loan	12/2020	4.0	1,995	1,943
Connect Merger Sub, Inc.	Telecommunications	Senior Loan	04/2020	4.8	3,965	3,924
Dell, Inc.	Electronics	Senior Loan	04/2020	4.5	1,980	1,979
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior Loan	04/2021	4.5	2,488	2,475
Diversified Foodservice Supply, Inc. (3)	Beverage, Food and Tobacco	Senior Loan	12/2018	5.8	4,194	4,194
EAG, INC. (Evans Analytical Group)	Diversified Conglomerate Service	Senior Loan	07/2017	5.0	2,366	2,366
Federal-Mogul Corporation	Automobile	Senior Loan	04/2021	4.8	3,990	3,969
GSDM Holdings Corp. (3)	Healthcare, Education and Childcare	Senior Loan	06/2019	5.3	1,795	1,795
Hygenic Corporation, The	Personal and Non Durable Consumer Products	Senior Loan	10/2018	6.0	4,527	4,527
K&N Engineering, Inc. (3)	Automobile	Senior Loan	07/2019	5.3	3,894	3,894
Mister Car Wash Holdings, Inc.	Automobile	Senior Loan	08/2021	5.0	2,992	3,001
National Veterinary Associates, Inc.	Personal, Food and Miscellaneous Services	Senior Loan	08/2021	4.8	998	989
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	6.0	2,053	2,011
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	6.0	360	346
Paradigm Management Services, LLC (3)	Healthcare, Education and Childcare	Senior Loan	01/2019	5.5	6,247	6,247
Payless ShoeSource, Inc.	Retail Stores	Senior Loan	03/2021	5.0	1,990	1,831
Plano Molding Company, LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	10/2018	5.3	1,815	1,815
Print Payroll Services, LLC	Diversified/Conglomerate Service	Senior Loan	06/2019	5.7	2,943	2,943
Print Payroll Services, LLC	Diversified/Conglomerate Service	Senior Loan	06/2019	5.7	568	568
Reliant Pro ReHab, LLC (3)	Healthcare, Education and Childcare	Senior Loan	06/2017	6.0	4,296	4,296
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3	4,875	4,875
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior Loan	10/2020	6.0	3,965	3,918
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	5.0	6,185	6,185
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior Loan	05/2018	5.5	968	968
Syncsort Incorporated (3)	Electronics	Senior Loan	03/2019	5.8	4,953	4,953
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior Loan	10/2019	5.0	2,433	2,433
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior Loan	07/2018	6.3	1,426	1,426
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8	3,452	3,452
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	6.8	403	403
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8	165	165
W3 Co.	Oil and Gas	Senior Loan	03/2020	5.8	2,977	2,873
WII Components, Inc. (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	07/2018	5.5	3,223	3,223
					$122,516	$121,676

(1)	Represents the weighted average annual current interest rate as of December 31, 2014. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Loan Portfolio as of September 30, 2014

				Current
			Maturity	Interest		Principal/Par	Fair
Portfolio Company	Business Description	Investment Type	Date	Rate (1)		Amount	Value (2)
5.11, Inc. (3)	Textiles and Leather	Senior Loan	02/2020	6.0%		$3,290	$3,294
ACTIVE Network, Inc.	Electronics	Senior Loan	11/2020	5.5		1,985	1,975
ARG IH Corporation (3)	Beverage, Food and Tobacco	Senior Loan	11/2020	4.8		2,151	2,152
Atrium Innovations	Personal and Non Durable Consumer Products	Senior Loan	02/2021	4.3		3,556	3,498
BJ's Wholesale Club, Inc.	Retail Stores	Senior Loan	09/2019	4.5		2,985	2,944
Blue Coat Systems, Inc.	Electronics	Senior Loan	05/2019	4.0		1,990	1,958
BMC Software, Inc.	Electronics	Senior Loan	09/2020	5.0		1,915	1,886
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.0		8,229	8,215
Connect Merger Sub, Inc.	Telecommunications	Senior Loan	04/2020	4.8		3,975	3,943
Dell, Inc.	Electronics	Senior Loan	04/2020	4.5		1,985	1,974
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior Loan	04/2021	4.5		2,494	2,491
Diversified Foodservice Supply, Inc. (3)	Beverage, Food and Tobacco	Senior Loan	12/2018	5.8		4,194	4,194
El Pollo Loco Inc. (3)	Personal, Food and Miscellaneous Services	Senior Loan	10/2018	5.3		4,740	4,758
Federal-Mogul Corporation	Automobile	Senior Loan	04/2021	4.8		4,000	3,972
GSDM Holdings Corp. (3)	Healthcare, Education and Childcare	Senior Loan	06/2019	5.3		1,800	1,800
Nuveen Investments, Inc.	Finance	Senior Loan	05/2017	4.2		3,000	2,997
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8		2,058	2,058
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8		468	468
Paradigm Management Services, LLC (3)	Healthcare, Education and Childcare	Senior Loan	01/2019	5.5		6,247	6,247
Payless ShoeSource, Inc.	Retail Stores	Senior Loan	03/2021	5.0		1,995	1,925
Plano Molding Company, LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	10/2018	5.3		1,827	1,827
Print Payroll Services, LLC	Diversified Conglomerate Service	Senior Loan	06/2019	5.6		2,950	2,950
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3		4,939	4,939
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3		428	428
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior Loan	10/2020	4.3		3,975	3,905
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	5.0		6,324	6,324
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior Loan	05/2018	5.5		970	970
Syncsort Incorporated (3)	Electronics	Senior Loan	03/2019	5.8		4,966	4,966
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior Loan	10/2019	5.0		2,439	2,439
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior Loan	07/2018	6.3		1,429	1,429
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		3,461	3,461
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	6.8		386	386
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		165	165
W3 Co.	Oil and Gas	Senior Loan	03/2020	5.8		2,985	2,981
WII Components, Inc. (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	07/2018	5.5		3,394	3,378
WII Components, Inc. (3) (4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	07/2018	N/A	(5)	-	(1)
						$103,695	$103,296

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

The Company has committed to fund $87,500 of subordinated notes and $21,875 of LLC equity interest subscriptions to SLF. The amortized cost and fair value of the subordinated notes held by the Company was $28,871 and $28,871, respectively, as of December 31, 2014, and $25,589 and $25,589, respectively, as of September 30, 2014. As of December 31, 2014, the subordinated notes pay a weighted average interest rate of three-month London Interbank Offered Rate (“LIBOR”) plus 8.0%. For the three months ended December 31, 2014 and 2013, the Company earned interest income on the subordinated notes of $550 and $181, respectively. As of December 31, 2014 and September 30, 2014, $10,937 and $9,318 of the Company’s LLC equity interest subscriptions had been called and contributed. For the three months ended December 31, 2014 and 2013, the Company received $0 and $0 in dividend income from the LLC equity interests.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Below is certain summarized financial information for SLF as of December 31, 2014 and September 30, 2014 and for the three months ended December 31, 2014 and 2013:

	As of December 31, 2014	As of September 30, 2014
Selected Balance Sheet Information:
Investments in loans receivable, at fair value	$121,676	$103,296
Cash and other assets	4,694	3,932
Total assets	$126,370	$107,228

Senior credit facility	$74,750	$66,600
Payable for open trades	4,950	-
Other liabilities	1,294	822
Total liabilities	80,994	67,422
Subordinated notes and members' equity	45,376	39,806
Total liabilities and net assets	$126,370	$107,228

	Three months ended December 31,
	2014	2013
Selected Statement of Operations Information:
Interest income	$1,600	$333
Fee income	2	-
Total investment income	1,602	333

Interest expense	1,108	206
Administrative service fee	47	16
Management and incentive fees	-	-
Other expenses	25	9
Total expenses	1,180	231
Net investment income	422	102

Net change in unrealized appreciation (depreciation) on investments and subordinated notes	(452)	642
Net increase (decrease) in net assets	$(30)	$744

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5.	Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is a company in which the Company owns more than 25% of its voting securities. Transactions related to our investments with both controlled and non-controlled affiliates for the three months ended December 31, 2014 were as follows:

Portfolio	Fair value at	Purchases	Redemptions	Sales	Discount	Net realized	Net unrealized	Fair value at	Interest and	Dividend
Company	September 30, 2014	(cost)	(cost)	(cost)	accretion	gains / (losses)	gains / (losses)	December 31, 2014	fee income	income
Controlled Affiliates
Senior Loan Fund LLC *	$34,831	$4,900	$-	$-	$-	$-	$(26)	$39,705	$550	$-
Non-Controlled Affiliates
Barcelona Restaurants, LLC	3,080	-	-	-	-	-	327	3,407	-	-
Total Controlled and
Non-Controlled Affiliates	$37,911	$4,900	$-	$-	$-	$-	$301	$43,112	$550	$-

*	Together with RGA, the Company co-invests through SLF. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owns more than 25% of the voting securities of SLF (even though these "voting securities" do not afford the Company the right to elect directors of SLF or any other special rights), the Company does not believe that it has control over SLF for purposes of the 1940 Act or otherwise.

Note 6.	Fair Value Measurements

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2014 and 2013. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2014 and September 30, 2014, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Secured Borrowings

The Company has elected the fair value option under ASC Topic 825 — Financial Instruments relating to accounting for debt obligations at their fair value for its secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company reports changes in the fair value of its secured borrowings as a component of the net change in unrealized (appreciation) depreciation on secured borrowings in the consolidated statements of operations. The net gain or loss reflects the difference between the fair value and the principal amount due on maturity.

All secured borrowings as of December 31, 2014 and September 30, 2014 were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

The following tables present fair value measurements of the Company’s investments and secured borrowings and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2014 and September 30, 2014:

As of December 31, 2014:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$1,343,695	$1,343,695
Equity investments(1)	-	-	57,031	57,031
Money market funds (1)(2)	31,076	-	-	31,076
Total assets:	$31,076	$-	$1,400,726	$1,431,802
Secured borrowings:	$-	$-	$380	$380

As of September 30, 2014:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$1,292,851	$1,292,851
Equity investments(1)	-	-	54,761	54,761
Money market funds (1)(2)	37,199	-	-	37,199
Total assets:	$37,199	$-	$1,347,612	$1,384,811
Secured borrowings:	$-	$-	$389	$389

(1)	Refer to the consolidated schedules of investments for further details.
(2)	Incuded in cash and cash equivalents and restricted cash and cash equivalents on the consolidated statements of financial condition.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2014 and 2013 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held as of December 31, 2014 and 2013 was $869 and $3,104, respectively.

The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the three months ended December 31, 2014 and 2013:

	Three months ended December 31, 2014			Three months ended December 31, 2014
	Debt Investments	Equity Investments	Total Investments	Secured borrowings

Fair value, beginning of period	$1,292,851	$54,761	$1,347,612	$389

Net change in unrealized appreciation (depreciation) on investments	(1,817)	706	(1,111)	-
Realized gain (loss) on investments	(46)	1,772	1,726	-
Fundings of revolving loans, net	(90)	-	(90)	-
Fundings of investments	128,335	3,135	131,470	-
PIK interest	390	-	390	-
Proceeds from principal payments and sales of portfolio investments	(77,598)	(3,343)	(80,941)	-
Repayments on secured borrowings	-	-	-	(9)
Accretion of discounts and amortization of premiums	1,670	-	1,670	-

Fair value, end of period	$1,343,695	$57,031	$1,400,726	$380

	Three months ended December 31, 2013			Three months ended December 31, 2013
	Debt Investments	Equity Investments	Total Investments	Secured borrowings

Fair value, beginning of period	$990,172	$34,473	$1,024,645	$8,809

Net change in unrealized appreciation on investments	2,058	4,589	6,647	-
Net change in unrealized appreciation on secured borrowings	-	-	-	76
Realized gain / (loss) gain on investments	(4,522)	(472)	(4,994)	-
Fundings of revolving loans, net	(277)	-	(277)	-
Fundings of investments	250,848	5,365	256,213	-
PIK interest	(653)	-	(653)	-
Proceeds from principal payments and sales of portfolio investments	(102,220)	(1,350)	(103,570)	-
Proceeds from secured borrowings	-	-	-	16,448
Repayments on secured borrowings	-	-	-	(11,010)
Amortization of discount and premium	1,908	-	1,908	43

Fair value, end of period	$1,137,314	$42,605	$1,179,919	$14,366

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments and secured borrowings as of December 31, 2014 and September 30, 2014.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)(2)(3)	$197,924	Market rate approach	Market interest rate	4.5% - 30.8% (6.5%)
		Market comparable companies	EBITDA multiples	5.0x - 18.2x (10.4x)

Subordinated Notes of SLF	$28,871	Market rate approach	Market interest rate	8.2%

One stop loans (1)(4)(5)	$948,965	Market rate approach	Market interest rate	5.0% - 50.3% (8.2%)
		Market comparable companies	EBITDA multiples (6)	5.0x - 30.0x (9.8x)
			Revenue multiples (6)	0.8x - 46.1x (8.8x)

Subordinated and second lien loans (1)(7)	$42,153	Market rate approach	Market interest rate	5.0% - 12.0% (9.6%)
		Market comparable companies	EBITDA multiples	9.0x - 16.3x (12.4x)

Equity securities (8)	$46,197	Market comparable companies	EBITDA multiples (9)	4.5x - 17.7x (10.0x)
			Revenue multiples (9)	2.8x - 46.10x (15.2x)

Liabilities:
Secured borrowings (10)	$380	Market rate approach	Market interest rate	6.0%
		Market comparable companies	EBITDA multiples	30.0x

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of December 31, 2014 was determined using the market rate approach.
(2)	Excludes $47,760 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(3)	Excludes $5 of non-accrual loans at fair value, which the Company valued on a liquidation basis.
(4)	Excludes $54,761 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(5)	Excludes $2,228 of non-accrual loans at fair value, which the Company valued on a liquidation basis.
(6)	The Company valued $786,404 and $162,561 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(7)	Excludes $21,028 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(8)	Excludes $10,834 of LLC equity interests in SLF at fair value, which the Company valued using the net asset value.
(9)	The Company valued $43,155 and $3,042 of equity investments using EBITDA and revenue multiples, respectively.
(10)	The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of December 31, 2014 was determined using the market rate approach.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)(2)(3)	$227,431	Market rate approach	Market interest rate	4.5% - 33.8% (7.3%)
		Market comparable companies	EBITDA multiples (4)	5.0x - 14.8x (9.1x)
			Revenue multiples (4)	0.8x - 4.3x (3.1x)

Subordinated Notes of SLF	$25,589	Discounted cash flow analysis	Discount rate	8.0%

One stop loans (1)(5)(6)	$883,582	Market rate approach	Market interest rate	5.0% - 43.3% (8.2%)
		Market comparable companies	EBITDA multiples (7)	5.5x - 30.0x (9.8x)
			Revenue multiples (7)	2.8x - 11.0x (6.1x)

Subordinated and second lien loans (8)	$42,418	Market rate approach	Market interest rate	9.0% - 12.0% (8.9%)
		Market comparable companies	EBITDA multiples	9.0x - 16.3x (12.4x)

Equity securities (9)	$45,519	Market comparable companies	EBITDA multiples (10)	4.5x - 18.0x (10.0x)
			Revenue multiples (10)	2.8x - 3.8x (3.5x)

Liabilities:
Secured borrowings (11)	$389	Market rate approach	Market interest rate	6.0%
		Market comparable companies	EBITDA multiples	30.0x

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2014 was determined using the market rate approach.
(2)	Excludes $35,423 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(3)	Excludes $5 of non-accrual loans at fair value, which the Company valued on a liquidation basis.
(4)	The Company valued $180,334 and $47,097 of senior secured loans using EBITDA and revenue multiples, respectively. All senior secured loans were also valued using the market rate approach.
(5)	Excludes $55,280 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(6)	Excludes $1,867 of loans at fair value, which the Company valued on a liquidation basis.
(7)	The Company valued $800,306 and $83,276 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(8)	Excludes $21,256 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(9)	Excludes $9,242 of LLC equity interests in SLF at fair value, which the Company valued using the net asset value.
(10)	The Company valued $43,518 and $2,001 of equity securities using EBITDA and revenue multiples, respectively.
(11)	The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2014 was determined using the market rate approach.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of December 31, 2014 and September 30, 2014. Fair value is estimated using Level 3 inputs by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of December 31, 2014		As of September 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt	$714,650	$711,536	$697,150	$693,869

Note 7.	Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of December 31, 2014, the Company’s asset coverage for borrowed amounts was 244.4%.

Debt Securitizations: On July 16, 2010, the Company completed a $300,000 term debt securitization (“2010 Debt Securitization”). The notes (“2010 Notes”) offered in the 2010 Debt Securitization were issued by the 2010 Issuer, a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A 2010 Notes and Class B 2010 Notes are secured by the assets held by the 2010 Issuer. The 2010 Debt Securitization was executed through a private placement of $174,000 of Aaa/AAA Class A 2010 Notes of the 2010 Issuer which, as amended, bear interest at three-month LIBOR plus 1.74%. The $10,000 face amount of Class B 2010 Notes bears interest at a rate of three-month LIBOR plus 2.40%, and the $116,000 face amount of Subordinated 2010 Notes does not bear interest. In partial consideration for the loans transferred to the 2010 Issuer as part of the 2010 Debt Securitization, Holdings retained all of the Class B and Subordinated 2010 Notes totaling $10,000 and $116,000, respectively, and all of the membership interests in the 2010 Issuer, which Holdings initially purchased for two hundred and fifty dollars. On February 15, 2013, the Company amended the 2010 Debt Securitization to issue an additional $29,000 in Class A 2010 Notes, $2,000 in Class B 2010 Notes and $19,000 in Subordinated 2010 Notes. The additional Class A 2010 Notes of the 2010 Issuer were sold through a private placement and the additional Class B 2010 Notes and additional Subordinated 2010 Notes were retained by Holdings. On November 15, 2013, Holdings sold the $12,000 of Class B 2010 Notes and on November 20, 2013, the transaction closed and proceeds of $11,999 were received. The Class A 2010 Notes and Class B 2010 Notes are included in the December 31, 2014 and September 30, 2014 consolidated statements of financial condition as debt of the Company. As of December 31, 2014 and September 30, 2014, the Subordinated 2010 Notes were eliminated in consolidation.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of December 31, 2014 and September 30, 2014, there were 84 and 85 portfolio companies with a total fair value of $345,621 and $337,763, respectively, securing the 2010 Notes. The pool of loans in the 2010 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2010 Debt Securitization is based on three-month LIBOR, which as of December 31, 2014 was 0.2%. For the three months ended December 31, 2014 and 2013, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the three months ended December 31,
	2014	2013
Stated interest expense	$1,104	$1,069
Amortization of debt issuance costs	228	142
Total interest and other debt financing expenses	$1,332	$1,211
Cash paid for interest expense	$1,093	$1,004
Annualized average stated interest rate	2.0%	2.0%
Average outstanding balance	$215,000	$208,478

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A and B 2010 Notes are as follows:

Description	Class A 2010 Notes	Class B 2010 Notes

Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$203,000	$12,000
Moody's Rating	"Aaa"	"Aa"
S&P Rating	"AAA"	"AA"
Interest Rate	LIBOR + 1.74%	LIBOR + 2.40%
Stated Maturity	July 20, 2023	July 20, 2023

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversifed portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization was executed through a private placement of $191,000 of Aaa/AAA Class A-1 2014 Notes which bear interest at three-month LIBOR plus 1.75%, $20,000 of Aaa/AAA Class A-2 2014 Notes which bear interest at a rate of three-month LIBOR plus 1.45% through December 4, 2015 and three-month LIBOR plus 1.95% thereafter and $35,000 of Aa2/AA Class B 2014 Notes which bear interest at a rate of three-month LIBOR plus 2.50%. The $37,500 face amount of Class C 2014 Notes bear interest at a rate of three-month LIBOR plus 3.50%, and the LLC equity interests do not bear interest. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received $119,069 of LLC equity interests in the 2014 Issuer. The Company retained all of the Class C 2014 Notes and LLC equity interests totaling $37,500 and $119,069, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the December 31, 2014 consolidated statements of financial condition as debt of the Company. As of December 31, 2014, the Class C 2014 Notes and LLC equity interests were eliminated in consolidation.

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

As of December 31, 2014 and September 30, 2014, there were 74 and 69 portfolio companies with a total fair value of $398,515 and $371,764, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR, which as of December 31, 2014 was 0.2%. For the three months December 31, 2014 and 2013, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the three months ended December 31,
	2014	2013
Stated interest expense	$1,290	N/A
Amortization of debt issuance costs	160	N/A
Total interest and other debt financing expenses	$1,450	N/A
Cash paid for interest expense	$2,011	N/A
Annualized average stated interest rate	2.1%	N/A
Average outstanding balance	$246,000	N/A

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1, A-2 and B 2014 Notes are as follows:

Description	Class A-1 2014 Notes	Class A-2 2014 Notes	Class B 2014 Notes

Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$191,000	$20,000	$35,000
Moody's Rating	"Aaa"	"Aaa"	"Aa2"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 1.75%	LIBOR + 1.45% (1)	LIBOR + 2.50%
Stated Maturity	April 25, 2026	April 25, 2026	April 25, 2026

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225,000 and the maximum amount that may be issued by a single SBIC licensee is $150,000. As of December 31, 2014, SBIC IV and SBIC V had $150,000 and $58,750 of outstanding SBA-guaranteed debentures, respectively, leaving incremental borrowing capacity of $16,250 for SBIC V under present SBIC regulations. As of September 30, 2014, SBIC IV and SBIC V had $150,000 and $58,750, respectively, of outstanding SBA-guaranteed debentures.

SBIC IV and SBIC V may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of December 31, 2014, the Company had committed and funded $75,000 to SBIC IV and SBIC IV had SBA-guaranteed debentures of $150,000 outstanding that mature between March 2021 and September 2024. As of December 31, 2014, the Company had committed and funded $37,500 to SBIC V, and SBIC V had SBA-guaranteed debentures of $58,750 outstanding that mature between September 2023 and September 2024.

The interest rate on $208,750 of outstanding debentures is fixed at an average annualized interest rate of 3.7%. For the three months ended December 31, 2014 and 2013, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended December 31,
	2014	2013
Stated interest expense	$1,936	$1,593
Amortization of debt issuance costs	487	225
Total interest and other debt financing expenses	$2,423	$1,818
Cash paid for interest expense	$-	$-
Annualized average stated interest rate	3.7%	3.5%
Average outstanding balance	$208,750	$182,546

Revolving Credit Facility: On July 21, 2011, Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which as of December 31, 2014 allowed Funding to borrow up to $150,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

On October 17, 2014, the Company and Funding amended the Credit Facility to, among other things, extend the reinvestment period during which Funding can draw under the Credit Facility from October 21, 2014 to November 22, 2015, and extended the stated maturity date from October 22, 2018 to October 17, 2019.

On December 18, 2014, the Company and Funding amended the Credit Facility to, among other things, allow for the addition of a second lender under the facility.

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

As of December 31, 2014 and September 30, 2014, the Company had outstanding debt under the Credit Facility of $44,900 and $27,400, respectively. For the three months ended December 31, 2014 and 2013, the Company had borrowings on the Credit Facility of $33,550 and $186,600 and repayments on the Credit Facility of $16,050 and $50,250, respectively. For the three months ended December 31, 2014 and 2013, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended December 31,
	2014	2013
Stated interest expense	$142	$640
Facility fees	162	168
Amortization of debt issuance costs	149	71
Total interest and other debt financing expenses	$453	$879
Cash paid for interest expense	$270	$584
Annualized average stated interest rate	2.4%	2.5%
Average outstanding balance	$23,059	$103,564

Revolver: On November 22, 2013, Revolver Funding, a wholly owned subsidiary of the Company, entered into a $15,000 revolving line of credit (“Revolver”), which may be increased up to $30,000, with The PrivateBank and Trust Company (“PrivateBank”).

Effective November 24, 2014, the Company and Revolver Funding amended the Revolver to, among other things,(a) extended the stated maturity date from November 22, 2019 to November 22, 2020 and (b) extended the term under which borrowings under the Revolver bear an interest rate of either one-month, two-month or three-month LIBOR plus 3.50% per annum or PrivateBank’s prime rate plus 1.50% per annum through November 22, 2015 from November 22, 2014 and one-month, two-month or three-month LIBOR plus 2.50% per annum or PrivateBank’s prime rate plus 0.50% per annum for the period subsequent to November 22, 2015.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of December 31, 2014 and September 30, 2014, the Company had no outstanding debt under the Revolver. For the three months ended December 31, 2014 and 2013, the Company had no borrowings and repayments on the Revolver. For the three months ended December 31, 2014 and 2013, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the three months ended December 31,
	2014	2013
Stated interest expense	$-	$-
Facility fees	9	-
Amortization of debt issuance costs	23	6
Total interest and other debt financing expenses	$32	$6
Cash paid for interest expense	$9	$4
Annualized average stated interest rate	N/A	N/A
Average outstanding balance	$-	$-

The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility and Revolver) for the three months ended December 31, 2014 and 2013 was $692,809 and $494,588, respectively.

For the three months ended December 31, 2014 and 2013, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.3% and 3.1%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2014 is as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

2010 Debt Securitization	$215,000	$-	$-	$-	$215,000
2014 Debt Securitization	246,000	-	-	-	246,000
SBA debentures	208,750	-	-	-	208,750
Credit Facility	44,900	-	-	44,900	-
Revolver	-	-	-	-	-
Total borrowings	$714,650	$-	$-	$44,900	$669,750

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of December 31, 2014 and September 30, 2014, the Company recognized secured borrowings at fair value of $380 and $389, respectively, and the fair values of the loans that are associated with these secured borrowings was $1,307 and $1,325, respectively. These secured borrowings were the result of the Company’s completion of partial loan sales of one stop loans associated with two portfolio companies that did not meet the definition of a “participating interest”. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings.

During the three months ended December 31, 2014, there were no partial loan sales, no fundings on revolving and delayed draw secured borrowings and repayments on secured borrowings totaled $9. During the three months ended December 31, 2013, there were two partial loan sales totaling $8,227, net fundings on revolving secured borrowings totaling $93 and repayments on secured borrowings totaled $2,882. For the three months ended December 31, 2014, the effective annualized average interest rate on secured borrowings, which includes amortization of original issuance costs, was 4.5%, interest expense was $4, and amortization of original issue discount was an amount less than $1. For the three months ended December 31, 2013, the effective annualized average interest rate on secured borrowings, which includes amortization of original issuance costs, was 7.4%, interest expense was $135 and amortization of original issue discount was $43.

Note 8.	Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $131,842 and $124,548 under various undrawn revolvers and other credit facilities as of December 31, 2014 and September 30, 2014, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9.	Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data(1):	2014	2013
Net asset value at beginning of period	$15.55	$15.21
Dividends and distributions declared	(0.32)	(0.32)
Net investment income	0.31	0.31
Net realized gain (loss) on investments	0.04	(0.12)
Net change in unrealized appreciation (depreciation) on investments	(0.03)	0.15
Net asset value at end of period	$15.55	$15.23

Per share market value at end of period	$17.93	$19.11
Total return based on market value(2)	14.42%	12.18%
Total return based on average net asset value/members' equity *	8.18%	8.92%
Shares outstanding at end of period	47,171,518	43,325,575

Ratios/Supplemental Data:

Ratio of expenses (without incentive fees) to average net assets/members' equity *	6.42%	5.58%
Ratio of incentive fees to average net assets/members' equity *	0.58%	1.82%
Ratio of total expenses to average net assets/members' equity *	7.00%	7.40%
Ratio of net investment income to average net assets/members' equity	7.85%	7.97%

Net assets at end of period	$733,718	$659,981
Average debt outstanding	$692,809	$494,588
Average debt outstanding per share	$14.69	$11.42
Asset coverage ratio (3)	244.38%	266.88%
Portfolio turnover *	23.40%	36.52%

*	Annualized for a period less than one year.
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return based on market value assumes dividends are reinvested.
(3)	In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10.	Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2014 and 2013:

	Three months ended December 31,
	2014	2013
Earnings available to stockholders	$15,172	$14,837
Basic and diluted weighted average shares outstanding	47,121,194	43,285,250
Basic and diluted earnings per common share	$0.32	$0.34

Note 11.	Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended December 31, 2014 and 2013:

			Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

Three months ended December 31, 2014
11/17/2014	12/18/2014	12/29/2014	$0.32	$14,193	52,020	$885

Three months ended December 31, 2013
11/26/2013	12/17/2013	12/27/2013	$0.32	$13,092	42,643	$758

Note 12.	Subsequent Events

On February 3, 2015, the Company’s Board declared a quarterly distribution of $0.32 per share payable on March 27, 2015 to holders of record as of March 20, 2015.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the effect of investments that we expect to make and the competition for those investments;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest, GC Advisors LLC, or GC Advisors, and other affiliates of Golub Capital Incorporated and Golub Capital LLC, collectively, Golub Capital;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	general economic trends and other external factors;
•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a Regulated Investment Company, or RIC, and as a business development company;
•	general price and volume fluctuations in the stock markets;
•	the impact on our business of Dodd-Frank and the rules and regulations issued thereunder; and
•	the effect of changes to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” ”predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this quarterly report on Form 10-Q and as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2014.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements except as required by law, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This quarterly report on Form 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986 as amended, or the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in November 2009 to continue and expand the business of our predecessor, Golub Capital Master Funding LLC, which commenced operations in July 2007, in making investments in senior secured, one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans and warrants and minority equity securities of middle market companies that are, in most cases, sponsored by private equity firms.

Our shares are currently listed on The NASDAQ Global Select Market under the symbol “GBDC”.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and minority equity investments. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle market companies with over $10.0 billion in capital under management as of December 31, 2014, (2) selecting investments within our core middle market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of December 31, 2014 and September 30, 2014, our portfolio at fair value was comprised of the following:

	As of December 31, 2014		As of September 30, 2014
	Investments	Percentage of	Investments	Percentage of
Investment	at Fair Value	Total	at Fair Value	Total
Type	(In thousands)	Investments	(In thousands)	Investments
Senior secured	$245,689	17.5%	$262,859	19.5%
One stop	1,005,954	71.8	940,729	69.8
Second lien	59,457	4.2	59,964	4.4
Subordinated debt	3,724	0.3	3,710	0.3
Subordinated notes in SLF (1)	28,871	2.1	25,589	1.9
LLC equity interests in SLF (1)	10,834	0.8	9,242	0.7
Equity	46,197	3.3	45,519	3.4
Total	$1,400,726	100.0%	$1,347,612	100.0%

(1)	SLF's proceeds from the subordinated notes and LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2014, one stop loans included $162.6 million of late stage lending loans at fair value. During the three months ended December 31, 2014,  we recharacterized $47.1 million of late stage lending loans at fair value from senior secured loans to one stop loans.

As of December 31, 2014 and September 30, 2014, we had debt and equity investments in 147 and 145 portfolio companies, respectively, and investments in subordinated notes and Limited Liability Company, or LLC, equity interests in SLF. For the three months ended December 31, 2014 and 2013, our income producing debt investments, which represented nearly 100% of our total debt investments, had a weighted average annualized income yield (which is calculated as income from interest and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning investments) of 7.8% and 8.6%, respectively, and a weighted average annualized investment income yield (which is calculated as income from interest, fees and amortization of capitalized fees and discounts divided by average fair value of earning investments) of 8.3% and 9.3%, respectively.

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded as dividend income on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Expenses: Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all out-of-pocket costs and expenses of our operations and transactions, including:

•	organizational expenses;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments, which fees and expenses may include, among other items, due diligence reports, appraisal reports, any studies that may be commissioned by GC Advisors and travel and lodging expenses;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	investment advisory and management fees, including any incentive fees;
•	administration fees and expenses, if any, payable under the Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);

•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments in portfolio companies, including costs associated with meeting financial sponsors;
•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration and franchise fees;
•	all costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs associated with individual or group stockholders;
•	costs associated with compliance under the Sarbanes-Oxley Act of 2002, as amended;
•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or the Administrator in connection with administering our business.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

GC Advisors, as collateral manager for Golub Capital BDC 2010-1 LLC, or the 2010 Issuer, a wholly-owned subsidiary of ours, under a collateral management agreement, or the 2010 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2010 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. This fee, which is less than the management fee payable under the Investment Advisory Agreement, is paid directly by the 2010 Issuer to GC Advisors and offset against such management fee. Accordingly, the 1.375% management fee paid by us to GC Advisors under the Investment Advisory Agreement on all of our assets, including those indirectly held through the 2010 Issuer, is reduced, on a dollar-for-dollar basis, by an amount equal to such 0.35% fee paid to GC Advisors by the 2010 Issuer. Under the 2010 Collateral Management Agreement, the term ‘‘collection period’’ refers to a quarterly period running from the day after the end of the prior collection period to the fifth business day of the calendar month in which a payment date occurs. This fee may be waived by the collateral manager. The 2010 Collateral Management Agreement does not include any incentive fee payable to GC Advisors. In addition, the 2010 Issuer paid Wells Fargo Securities, LLC a structuring and placement fee for its services in connection with the initial structuring and subsequent amendment of a $350.0 million term debt securitization, or the 2010 Debt Securitization. The 2010 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2010 Debt Securitization.

GC Advisors, as collateral manager for Golub Capital BDC CLO 2014 LLC, or the 2014 Issuer, a wholly-owned subsidiary of ours, under a collateral management agreement, or the 2014 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2014 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. This fee, which is less than the management fee payable under the Investment Advisory Agreement, is paid directly by the 2014 Issuer to GC Advisors and offset against such management fee. Accordingly, the 1.375% management fee paid by us to GC Advisors under the Investment Advisory Agreement on all of our assets, including those indirectly held through the 2014 Issuer, is reduced, on a dollar-for-dollar basis, by an amount equal to such 0.25% fee paid to GC Advisors by the 2014 Issuer. Under the 2014 Collateral Management Agreement, the term ‘‘collection period’’ refers to a quarterly period running from the day after the end of the prior collection period to the tenth business day prior to the payment date. This fee may be waived by the collateral manager. The 2014 Collateral Management Agreement does not include any incentive fee payable to GC Advisors. In addition, the 2014 Issuer paid Wells Fargo Securities, LLC a structuring and placement fee for its services in connection with the initial structuring of a $403.0 million term debt securitization, or the 2014 Debt Securitization. The 2014 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2014 Debt Securitization.

The administrative expenses of each of the 2010 Issuer and the 2014 Issuer are paid on each payment date in two parts: (1) a component that is paid in a priority to other amounts distributed by the 2010 Issuer or the 2014 Issuer, as applicable, subject to a cap equal to the sum of 0.04% per annum of the adjusted principal balance of the portfolio loans and other assets held by the 2010 Issuer or the 2014 Issuer, as applicable, on the last day of the collection period relating to such payment date, plus $150,000 per annum, and (2) a component that is paid in a subordinated position relative to other amounts distributed by the 2010 Issuer or the 2014 Issuer, as applicable, equal to any amounts that exceed the aforementioned administrative expense cap. We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

On February 3, 2015, our board of directors declared a quarterly distribution of $0.32 per share of our common stock payable on March 27, 2015 to holders of record as of March 20, 2015.

Consolidated Results of Operations

Consolidated operating results for the three months ended December 31, 2014 and 2013 are as follows:

	For the three months ended December 31,		Variances
	2014	2013	2014 vs. 2013
	(In thousands)

Interest income	$25,099	$22,474	$2,625
Income from accretion of discounts and origination fees	1,670	1,908	(238)
Interest income from subordinated notes in SLF	550	181	369
Dividend income	18	16	2
Fee income	208	1,000	(792)

Total investment income	27,545	25,579	1,966

Total expenses	12,988	12,319	669

Net investment income	14,557	13,260	1,297

Net realized gains (losses) on investments	1,726	(4,994)	6,720
Net change in unrealized appreciation (depreciation) on investments and secured borrowings	(1,111)	6,571	(7,682)

Net income	$15,172	$14,837	$335

Average earning portfolio company investments, at fair value	$1,372,572	$1,089,469	$283,103

Average debt outstanding (1)	$692,809	$494,588	$198,221

(1)	For the three months ended December 31, 2014, we have excluded $0.4 million of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meet the definition of a "participating interest", as defined in the guidance to ASC Topic 860.

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income increased from the three months ended December 31, 2013 to the three months ended December 31, 2014 by $2.0 million primarily as a result of an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $283.1 million. These increases were partially offset by a decline in the weighted average annualized investment income yield of 1.0% and a decline in fee income of $0.8 million.

The decrease in the weighted average annualized investment income yield from the three months ended December 31, 2013 to the three months ended December 31, 2014 was driven primarily by interest rate compression on new investments and the change in asset mix of our portfolio. Higher yielding second lien and subordinated debt investments decreased from 9.9% of the portfolio as of December 31, 2013 to 4.5% of the portfolio as December 31, 2014 with an offsetting increase in lower yielding senior secured and one stop investments.

The annualized income yield by security type for the three months ended December 31, 2014 and 2013 was as follows:

	For the three months ended December 31,
	2014	2013
Senior secured	6.3%	7.2%
One stop	8.0%	8.7%
Second lien	9.5%	11.6%
Subordinated debt	8.4%	13.9%
Subordinated notes in SLF (1)	8.3%	4.3%

(1) SLF's proceeds from the subordinated notes invested in SLF were utilized by SLF to invest in senior secured loans.

Annualized income yields on senior secured and one stop investments have declined, as shown in the table above, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013 primarily due to a general trend of interest rate compression on new investments. The decrease in yield on second lien debt is primarily attributable to repayments of high yielding second lien investments since December 31, 2013 and the inclusion of $0.4 million of prepayment fees during the three months ended December 31, 2013. The decrease in yield on subordinated debt is primarily due to repayments in subordinated debt investments and the lower current yield on the two remaining subordinated debt investments as of December 31, 2014 as shown in the Consolidated Schedule of Investments. The income yield on subordinated notes of SLF increased for the three months ended December 31, 2014 compared to the three months ended December 31, 2013 as the spread on the subordinated notes was increased to the London Interbank Offered Rate, or LIBOR, plus 8.0% from LIBOR plus 4.0% subsequent to the closing of SLF’s senior secured revolving credit facility, or, as amended, the SLF Credit Facility, with Wells Fargo Bank, N.A, in January 2014.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses:

	For the three months ended December 31,		Variances
	2014	2013	2014 vs. 2013
	(In thousands)

Interest and other debt financing expenses	$5,694	$4,092	$1,602
Base management fee	4,821	3,824	997
Incentive fee	1,071	3,032	(1,961)
Professional fees	629	658	(29)
Administrative service fee	607	582	25
General and administrative expenses	166	131	35
Total expenses	$12,988	$12,319	$669

Interest expense and debt facility fees increased by $1.6 million from the three months ended December 31, 2013 to the three months ended December 31, 2014 primarily due to an increase in weighted average of outstanding borrowings from $494.6 million for the three months ended December 31, 2013 to $692.8 million for the three months ended December 31, 2014. The increase in our debt was driven by the issuance of $246.0 million of notes pursuant to the 2014 Debt Securitization as well as the increase in our use of debt under our Small Business Administration, or SBA, debentures through small business investment companies, or SBICs, which had outstanding balances of $208.8 million as of December 31, 2014 and $196.3 million as of December 31, 2013. These increases were partially offset by a decrease in our use of debt under the senior secured revolving credit facility, or the Credit Facility, entered into by Golub Capital BDC Funding LLC, or Funding, a wholly-owned subsidiary of ours, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, to $44.9 million as of December 31, 2014 from an outstanding balance of $165.9 million as of December 31, 2013.

Amortization of debt issuance costs increased by $0.6 million from the three months ended December 31, 2013 to the three months ended December 31, 2014 primarily due to additional capitalized debt issuance costs associated with the 2014 Debt Securitization The increase in our effective annualized average interest rate on our outstanding debt from 3.1% for the three months ended December 31, 2013 to 3.3% for the three months ended December 31, 2014 was primarily the result of the increase in amortization of debt issuance costs and the issuance of new SBA debentures at higher interest rates. The interest rates on the SBA debentures are fixed at the time of issuance at a market driven spread over U.S. Treasury Notes with ten-year maturities.

The base management fee increased as a result of a sequential increase in average assets from December 31, 2013 to December 31, 2014. The administrative service fee remained relatively stable from the three months ended December 31, 2013 to the three months ended December 31, 2014 due to efficiencies gained by the Administrator in servicing a growing portfolio.

Incentive fee expense decreased by $2.0 million from the three months ended December 31, 2013 to the three months ended December 31, 2014 as the interest rate compression on new investments and the change in asset mix of our portfolio caused a decline in our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets. Due to this decline, we were not fully through the catch-up provision of the incentive fee calculation. For the three months ended December 31, 2014, incentive fee expense as a percentage of Pre-Incentive Fee Net Investment Income was 6.9% compared to 18.6% for the three months ended December 31, 2013.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three months ended December 31, 2014 and 2013 were $0.2 million and $0.3 million, respectively.

As of December 31, 2014 and September 30, 2014, included in accounts payable and accrued expenses were $0.3 million and $0.2 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended December 31,		Variances
	2014	2013	2014 vs. 2013
	(In thousands)

Net realized gain (loss) on investments	$1,727	$(4,994)	$6,721

Net realized gain (loss)	1,727	(4,994)	6,721

Unrealized appreciation on investments	6,896	13,772	(6,876)
Unrealized (depreciation) on investments	(7,981)	(7,366)	(615)
Unrealized appreciation on investments in SLF (1)	-	651	(651)
Unrealized (depreciation) on investments in SLF (1)	(26)	(410)	384
Unrealized (appreciation) on secured borrowings	-	6	(6)
Unrealized depreciation on secured borrowings	-	(82)	82

Net change in unrealized appreciation (depreciation) on investments, investments in SLF and secured borrowings	$(1,111)	$6,571	$(7,682)

(1)	Unrealized appreciation and (depreciation) on investments in SLF include our investments in the subordinated notes and LLC equity interests in SLF.

For the three months ended December 31, 2014, we had a net realized gain of $1.7 million primarily due to the sale of two equity investments.

During the three months ended December 31, 2014, we had $6.9 million in unrealized appreciation on 73 portfolio company investments, which was offset by $8.0 million in unrealized depreciation on 120 portfolio company investments. Unrealized appreciation during the three months ended December 31, 2014 resulted from an increase in fair value primarily due to the rise in market prices associated with portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation on the equity investments sold during the three months ended December 31, 2014. Additionally, we had less than $1,000 in net unrealized depreciation on secured borrowing proceeds for the three months ended December 31, 2014. The unrealized depreciation resulted from the amortization of discounts associated with the investments funded by the secured borrowing proceeds.

For the three months ended December 31, 2014, we had $26,000 in unrealized depreciation on our investment in SLF LLC equity interests. The unrealized depreciation on the SLF LLC equity interests was primarily driven by negative market yield adjustments associated with broadly syndicated loans in SLF’s investment portfolio. For the three months ended December 31, 2014, we had no unrealized appreciation or depreciation on our investment in SLF subordinated notes.

For the three months ended December 31, 2013, we had net realized losses on investments totaling $5.0 million primarily due to the sale of our investment in one underperforming portfolio company and the write off of two non-accrual portfolio company investments.

During the three months ended December 31, 2013, we had $13.8 million in unrealized appreciation on 64 portfolio company investments, which was partially offset by $7.4 million in unrealized depreciation on 115 portfolio company investments. Unrealized appreciation during the three months ended December 31, 2013 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation associated with the portfolio company investment sales and write-offs. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value. Additionally, we had $0.1 million in net unrealized depreciation on secured borrowing proceeds related to two portfolio company investments for the three months ended December 31, 2013. The unrealized depreciation resulted from the amortization of discounts and the rise in market prices associated with the investments funded by the secured borrowing proceeds.

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

Liquidity and Capital Resources

For the three months ended December 31, 2014, we experienced a net increase in cash and cash equivalents of $0.6 million. During the period, we used $40.8 million in operating activities primarily as a result of fundings of portfolio investments of $131.5 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $80.9 million and net investment income of $14.6 million. During the same period, cash provided by investment activities of $39.1 million was driven by the decrease in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $2.3 million, primarily driven by borrowings on debt of $33.6 million that were partially offset by repayments of debt of $16.1 million and distributions paid of $14.2 million.

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

As of December 31, 2014 and September 30, 2014, we had cash and cash equivalents of $5.7 million and $5.1 million, respectively. In addition, we had restricted cash and cash equivalents of $35.7 million and $74.8 million as of December 31, 2014 and September 30, 2014, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of December 31, 2014, $17.6 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the 2010 Debt Securitization and the 2014 Debt Securitization, or collectively, the Debt Securitizations, which are described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitizations. $3.9 million of such restricted cash and cash equivalents can be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. $0.2 million of such restricted cash and cash equivalents can be used to fund investments that meet the guidelines under the $15.0 million revolving line of credit, or the Revolver, entered into by Golub Capital BDC Revolver Funding, LLC, or Revolver Funding, our wholly-owned subsidiary, with PrivateBank and Trust Company on November 22, 2013, as well as for the payment of interest expense and revolving debt of the Revolver. The remaining $14.0 million of restricted cash and cash equivalents can be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs, which are described in further detail in Note 7 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of December 31, 2014 and September 30, 2014, we had outstanding commitments to fund investments totaling $131.8 million and $124.5 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2014 and September 30, 2014, respectively, subject to the terms of each loan’s respective credit agreement.

As of December 31, 2014, the Credit Facility, as amended, allows Funding to borrow up to $150.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2014 and September 30, 2014, subject to leverage and borrowing base restrictions, we had approximately $105.1 million and $122.6 million, respectively, of remaining commitments and $59.3 million and $70.0 million, respectively, of availability on the Credit Facility. As of December 31, 2014 and September 30, 2014, we had $44.9 million and $27.4 million outstanding under the Credit Facility, respectively. As of December 31, 2014 and September 30, 2014, the Revolver allows Revolver Funding to borrow up to $15.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2014 and September 30, 2014, subject to leverage and borrowing base restrictions, we had $15.0 million and $15.0 million, respectively, of remaining commitments and $1.7 million and $1.2 million, respectively, of availability on the Revolver. As of both December 31, 2014 and September 30, 2014, we had no borrowings outstanding under the Revolver.

On July 16, 2010, we completed the 2010 Debt Securitization, as amended on February 15, 2013, in which the 2010 Issuer issued an aggregate of $350.0 million of notes, the 2010 Notes, including $203.0 million of Class A 2010 Notes, which bear interest at a rate of three-month LIBOR plus 1.74%, $12.0 million of Class B 2010 Notes, which bear interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest. On November 15, 2013, we sold $12.0 million of Class B 2010 Notes and, on November 20, 2013, the transaction closed and proceeds of $12.0 million were received. The Class A 2010 Notes and Class B 2010 Notes of the 2010 Debt Securitization are included in the December 31, 2014 and September 30, 2014 consolidated statements of financial condition as our debt.

On June 5, 2014, we completed the 2014 Debt Securitization in the which the 2014 Issuer issued an aggregate of $402.6 million of securities including $191.0 million of Class A-1 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.45% through December 4, 2015 and three-month LIBOR plus 1.95% thereafter, $35.0 million of Class B 2014 Notes, which bear interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bear interest at a rate of three-month LIBOR plus 3.50%, and $119.1 million of LLC equity that does not bear interest. We retained all of the Class C 2014 Notes and LLC equity interests totaling $37.5 million and $119.1 million, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the December 31, 2014 and September 30, 2014 consolidated statements of financial condition as our debt and the Class C 2014 Notes and LLC equity interests were eliminated in consolidation. As of December 31, 2014 and September 30, 2014, we had outstanding debt under the 2014 Debt Securitization of $246.0 million. As of December 31, 2013, the 2014 Debt Securitization had not been completed.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million and the maximum amount that a single SBIC licensee may issue is $150.0 million. As of December 31, 2014, GC SBIC IV, L.P., or SBIC IV, and GC SBIC V, L.P., or SBIC V, each a wholly-owned subsidiary of us, had $150.0 million and $58.8 million, respectively, of outstanding SBA-guaranteed debentures leaving incremental borrowing capacity of $16.2 million for SBIC V under present SBIC regulations. As of September 30, 2014, SBIC IV and SBIC V had $150.0 million and $58.8 million, respectively, of outstanding SBA-guaranteed debentures.

SBIC IV and SBIC V may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of December 31, 2014, we had committed and funded $75.0 million to SBIC IV, and had SBA-guaranteed debentures of $150.0 million outstanding that mature between March 2021 and September 2024. As of December 31, 2014, we had committed and funded $37.5 million to SBIC V and had SBA-guaranteed debentures of $58.8 million outstanding that mature between September 2023 and September 2024.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of December 31, 2014, our asset coverage for borrowed amounts was 244.4% (excluding the SBA debentures).

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

We believe that our existing cash and cash equivalents and available borrowings as of December 31, 2014 will be sufficient to fund our anticipated requirements through at least December 31, 2015.

Portfolio Composition, Investment Activity and Yield

As of December 31, 2014 and September 30, 2014, we had investments in 147 and 145 portfolio companies, respectively, with a total fair value of $1,361.0 million and $1,312.8 million, respectively, and had investments in subordinated notes and LLC equity interests in SLF with a total fair value of $39.7 million and $34.8 million, respectively. The following table shows the asset mix of our new origination commitments for the three months ended December 31, 2014 and 2013:

	For the three months ended December 31,
	2014		2013
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments

Senior secured	$77,297	52.8%	$35,404	12.3%
One stop	62,747	42.9	203,245	70.4
Second lien	-	-	20,534	7.1
Subordinated notes in SLF (1)	3,281	2.2	24,216	8.4
LLC equity interests in SLF (1)	1,619	1.1	3,459	1.2
Equity securities	1,516	1.0	1,905	0.6

Total new investment commitments	$146,460	100.0%	$288,763	100.0%

(1)	SLF's proceeds from the subordinated notes and LLC interests invested in SLF were utilized by SLF to invest in senior secured loans. As of December 31, 2014, SLF funded senior secured loans to 38 different borrowers.

The asset mix of new origination commitments may fluctuate quarter-over-quarter due to a variety of factors. During the three months ended December 31, 2014, we experienced an increase in the amount of senior secured originations as we closed a few larger senior secured investments. However, consistent with our origination mix in fiscal year ended September 30, 2014, we continue to expect the majority of our originations will be in one stop investments for the fiscal year ended September 30, 2015. For the three months ended December 31, 2014 and 2013, we had approximately $60.2 million and $99.1 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three months ended December 31, 2014 and 2013, we had sales of securities in seven and three portfolio companies, respectively, aggregating approximately $20.7 million and $4.5 million, respectively, in net proceeds.

The following table shows the par, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2014 (1)			As of September 30, 2014 (1)
		Amortized	Fair		Amortized	Fair
	Par	Cost	Value	Par	Cost	Value
	(In thousands)

Senior secured:
Performing	$248,797	$245,675	$245,684	$265,103	$262,021	$262,854
Non-accrual (2)	3,025	3,013	5	3,033	3,021	5

One stop:
Performing	1,015,031	1,001,481	1,003,726	952,359	939,765	940,729
Non-accrual (2)	4,457	3,974	2,228	-	-	-

Second lien:
Performing	59,903	59,130	59,457	59,902	59,086	59,964
Non-accrual (2)	-	-	-	-	-	-

Subordinated debt:
Performing	3,584	3,565	3,724	3,584	3,564	3,710
Non-accrual (2)	-	-	-	-	-	-

Subordinated notes in SLF: (3)
Performing	28,871	28,871	28,871	25,589	25,589	25,589
Non-accrual (2)	-	-	-	-	-	-

LLC equity interests in SLF: (3)	N/A	10,937	10,834	N/A	9,318	9,242

Equity:	N/A	35,159	46,197	N/A	35,216	45,519

Total	$1,363,668	$1,391,805	$1,400,726	$1,309,570	$1,337,580	$1,347,612

(1)	Nine and 11 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of December 31, 2014 and September 30, 2014, respectively.
(2)	We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will not be collected. See "—Critical Accounting Policies—Revenue Recognition."
(3)	SLF's proceeds from the subordinated notes and LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.

The following table shows the weighted average rate, spread over LIBOR of floating rate, fixed rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2014 and 2013:

	For the three months ended December 31,
	2014	2013
Weighted average rate of new investment fundings	6.8%	7.2%
Weighted average spread over LIBOR of new floating rate investment fundings	5.8%	6.1%
Weighted average rate of new fixed rate investment fundings	N/A	N/A
Weighted average fees of new investment fundings	1.8%	1.2%
Weighted average rate of sales and payoffs of portfolio companies	6.5%	9.6%

For the three months ended December 31, 2014 and 2013, the weighted average annualized income yield on the fair value of income producing loans in our portfolio was 7.8% and 8.3%, respectively. As of December 31, 2014, 97.4% and 97.1% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2014, 97.6% and 97.2% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of December 31, 2014, the median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $23.6 million. The median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from our portfolio companies. The median EBITDA of our portfolio companies excludes underlying borrowers in SLF.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2014 and September 30, 2014:

	As of December 31, 2014		As of September 30, 2014
Internal	Investments	Percentage of	Investments	Percentage of
Performance	at Fair Value	Total	at Fair Value	Total
Rating	(In thousands)	Investments	(In thousands)	Investments
5	$155,411	11.1%	$129,806	9.7%
4	1,135,019	81.0	1,144,232	84.9
3	99,707	7.1	68,944	5.1
2	10,584	0.8	4,625	0.3
1	5	0.0 *	5	0.0 *
Total	$1,400,726	100.0%	$1,347,612	100.0%

* Represents an amount less than 0.1%.

Senior Loan Fund LLC

We co-invest with RGA Reinsurance Company, or RGA, in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of each of us and RGA (with unanimous approval required from (i) one representative of each of us and RGA or (ii) both representatives of each of us and RGA).

SLF is capitalized with subordinated notes and LLC equity interest subscriptions from its members. As of December 31, 2014, we and RGA owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests. As of December 31, 2014, SLF had subordinated note commitments from us and RGA totaling $100.0 million, of which approximately $33.0 million and $29.2 million in aggregate principal amount was funded as of December 31, 2014 and September 30, 2014, respectively. As of December 31, 2014, SLF had LLC equity interest subscriptions from us and RGA totaling $25.0 million, of which approximately $12.5 million and $9.3 million in aggregate was called and contributed as of December 31, 2014 and September 30, 2014, respectively.

As of December 31, 2014, the SLF Credit Facility, as amended, which SLF entered into through its wholly-owned subsidiary, Senior Loan Fund II, or SLF II, allows SLF II to borrow up to $150.0 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ends April 11, 2015, and the stated maturity date is April 11, 2019. As of December 31, 2014 and September 30, 2014, SLF II had outstanding debt under the SLF Credit Facility of $74.8 million and $66.6 million, respectively.

Through the reinvestment period, the SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.25%, depending on the composition of the collateral asset portfolio, per annum. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the SLF Credit Facility.

As of December 31, 2014 and September 30, 2014, SLF had total assets at fair value of $126.4 million and $107.2 million, respectively. As of December 31, 2014 and September 30, 2014, SLF’s portfolio was comprised of first lien senior secured loans to 38 and 31 different borrowers, respectively. As of both December 31, 2014 and September 30, 2014, none of these loans was on non-accrual status. The portfolio companies in SLF are in industries similar to those in which we may invest directly. Additionally, as of December 31, 2014 and September 30, 2014, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $7.6 million and $10.1 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of December 31, 2014 and September 30, 2014:

	As of December 31, 2014	As of September 30, 2014
	(Dollars in thousands)
Senior secured loans (1)	$122,516	$103,695
Weighted average current interest rate on senior secured loans (2)	5.3%	5.2%
Number of borrowers in SLF	38	31
Largest loan to a single borrower (1)	$8,208	$8,229
Total of five largest loans to borrowers (1)	$30,468	$31,132

(1)	At principal amount.
(2)	Computed as (a) the sum of (i) the annual stated interest rate on each accruing senior secured loan multiplied by (ii) each loan's principal amount divided by (b) total senior secured loans at principal amount.

SLF Loan Portfolio as of December 31, 2014

				Current
			Maturity	Interest	Principal/Par	Fair
Portfolio Company	Business Description	Investment Type	Date	Rate (1)	Amount	Value (2)
					(In thousands)
1011778 B.C. ULC (Burger King Worldwide, Inc. )	Beverage, Food and Tobacco	Senior Loan	10/2021	4.5%	$3,000	$2,996
5.11, Inc. (3)	Textiles and Leather	Senior Loan	02/2020	6.0	3,282	3,279
Acosta, Inc.	Diversified Conglomerate Service	Senior Loan	09/2021	5.0	3,000	3,005
ACTIVE Network, Inc.	Electronics	Senior Loan	11/2020	5.5	1,980	1,943
ARG IH Corporation (3)	Beverage, Food and Tobacco	Senior Loan	11/2020	4.8	2,145	2,143
Atrium Innovations	Personal and Non Durable Consumer Products	Senior Loan	02/2021	4.3	3,547	3,437
BJ's Wholesale Club, Inc.	Retail Stores	Senior Loan	09/2019	4.5	2,977	2,930
Blue Coat Systems, Inc.	Electronics	Senior Loan	05/2019	4.0	1,985	1,938
BMC Software, Inc.	Electronics	Senior Loan	09/2020	5.0	1,911	1,865
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.0	8,208	8,153
Brickman Group Ltd. LLC	Farming and Agriculture	Senior Loan	12/2020	4.0	1,995	1,943
Connect Merger Sub, Inc.	Telecommunications	Senior Loan	04/2020	4.8	3,965	3,924
Dell, Inc.	Electronics	Senior Loan	04/2020	4.5	1,980	1,979
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior Loan	04/2021	4.5	2,488	2,475
Diversified Foodservice Supply, Inc. (3)	Beverage, Food and Tobacco	Senior Loan	12/2018	5.8	4,194	4,194
EAG, INC. (Evans Analytical Group)	Diversified Conglomerate Service	Senior Loan	07/2017	5.0	2,366	2,366
Federal-Mogul Corporation	Automobile	Senior Loan	04/2021	4.8	3,990	3,969
GSDM Holdings Corp. (3)	Healthcare, Education and Childcare	Senior Loan	06/2019	5.3	1,795	1,795
Hygenic Corporation, The	Personal and Non Durable Consumer Products	Senior Loan	10/2018	6.0	4,527	4,527
K&N Engineering, Inc. (3)	Automobile	Senior Loan	07/2019	5.3	3,894	3,894
Mister Car Wash Holdings, Inc.	Automobile	Senior Loan	08/2021	5.0	2,992	3,001
National Veterinary Associates, Inc.	Personal, Food and Miscellaneous Services	Senior Loan	08/2021	4.8	998	989
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	6.0	2,053	2,011
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	6.0	360	346
Paradigm Management Services, LLC (3)	Healthcare, Education and Childcare	Senior Loan	01/2019	5.5	6,247	6,247
Payless ShoeSource, Inc.	Retail Stores	Senior Loan	03/2021	5.0	1,990	1,831
Plano Molding Company, LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	10/2018	5.3	1,815	1,815
Print Payroll Services, LLC	Diversified/Conglomerate Service	Senior Loan	06/2019	5.7	2,943	2,943
Print Payroll Services, LLC	Diversified/Conglomerate Service	Senior Loan	06/2019	5.7	568	568
Reliant Pro ReHab, LLC (3)	Healthcare, Education and Childcare	Senior Loan	06/2017	6.0	4,296	4,296
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3	4,875	4,875
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior Loan	10/2020	6.0	3,965	3,918
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	5.0	6,185	6,185
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior Loan	05/2018	5.5	968	968
Syncsort Incorporated (3)	Electronics	Senior Loan	03/2019	5.8	4,953	4,953
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior Loan	10/2019	5.0	2,433	2,433
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior Loan	07/2018	6.3	1,426	1,426
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8	3,452	3,452
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	6.8	403	403
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8	165	165
W3 Co.	Oil and Gas	Senior Loan	03/2020	5.8	2,977	2,873
WII Components, Inc. (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	07/2018	5.5	3,223	3,223
					$122,516	$121,676

(1)	Represents the weighted average annual current interest rate as of December 31, 2014. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the board of directors' valuation process described elsewhere herein.
(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

SLF Loan Portfolio as of September 30, 2014

				Current
			Maturity	Interest		Principal/Par	Fair
Portfolio Company	Business Description	Investment Type	Date	Rate (1)		Amount	Value (2)
						(In thousands)
5.11, Inc. (3)	Textiles and Leather	Senior Loan	02/2020	6.0%		$3,290	$3,294
ACTIVE Network, Inc.	Electronics	Senior Loan	11/2020	5.5		1,985	1,975
ARG IH Corporation (3)	Beverage, Food and Tobacco	Senior Loan	11/2020	4.8		2,151	2,152
Atrium Innovations	Personal and Non Durable Consumer Products	Senior Loan	02/2021	4.3		3,556	3,498
BJ's Wholesale Club, Inc.	Retail Stores	Senior Loan	09/2019	4.5		2,985	2,944
Blue Coat Systems, Inc.	Electronics	Senior Loan	05/2019	4.0		1,990	1,958
BMC Software, Inc.	Electronics	Senior Loan	09/2020	5.0		1,915	1,886
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.0		8,229	8,215
Connect Merger Sub, Inc.	Telecommunications	Senior Loan	04/2020	4.8		3,975	3,943
Dell, Inc.	Electronics	Senior Loan	04/2020	4.5		1,985	1,974
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior Loan	04/2021	4.5		2,494	2,491
Diversified Foodservice Supply, Inc. (3)	Beverage, Food and Tobacco	Senior Loan	12/2018	5.8		4,194	4,194
El Pollo Loco Inc. (3)	Personal, Food and Miscellaneous Services	Senior Loan	10/2018	5.3		4,740	4,758
Federal-Mogul Corporation	Automobile	Senior Loan	04/2021	4.8		4,000	3,972
GSDM Holdings Corp. (3)	Healthcare, Education and Childcare	Senior Loan	06/2019	5.3		1,800	1,800
Nuveen Investments, Inc.	Finance	Senior Loan	05/2017	4.2		3,000	2,997
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8		2,058	2,058
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8		468	468
Paradigm Management Services, LLC (3)	Healthcare, Education and Childcare	Senior Loan	01/2019	5.5		6,247	6,247
Payless ShoeSource, Inc.	Retail Stores	Senior Loan	03/2021	5.0		1,995	1,925
Plano Molding Company, LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	10/2018	5.3		1,827	1,827
Print Payroll Services, LLC	Diversified Conglomerate Service	Senior Loan	06/2019	5.6		2,950	2,950
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3		4,939	4,939
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3		428	428
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior Loan	10/2020	4.3		3,975	3,905
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	5.0		6,324	6,324
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior Loan	05/2018	5.5		970	970
Syncsort Incorporated (3)	Electronics	Senior Loan	03/2019	5.8		4,966	4,966
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior Loan	10/2019	5.0		2,439	2,439
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior Loan	07/2018	6.3		1,429	1,429
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		3,461	3,461
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	6.8		386	386
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		165	165
W3 Co.	Oil and Gas	Senior Loan	03/2020	5.8		2,985	2,981
WII Components, Inc. (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	07/2018	5.5		3,394	3,378
WII Components, Inc. (3) (4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	07/2018	N/A	(5)	-	(1)
						$103,695	$103,296

(1)	Represents the weighted average annual current interest rate as of September 30, 2014. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.
(3)	We also hold a portion of the senior loan in this portfolio company.
(4)	The negative fair value is the result of the unfunded commitment being valued below par.
(5)	The entire commitment was unfunded as of September 30, 2014. As such, no interest is being earned on this investment.

We have committed to fund $87.5 million of subordinated notes and $21.9 million of LLC equity interest subscriptions to SLF. The amortized cost and fair value of the subordinated notes in SLF held by us were $28.9 million and $28.9 million, respectively, as of December 31, 2014, and $25.6 million and $25.6 million, respectively, as of September 30, 2014. The subordinated notes pay a weighted average interest rate of three-month LIBOR plus 8.0%. For the three months ended December 31, 2014 and 2013, we earned interest income of $0.6 million and $0.2 million, respectively, on the subordinated notes.

For the three months ended December 31, 2014 and 2013, we earned an annualized total return on our weighted average capital invested in SLF of 5.7% and 8.5%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF subordinated notes and LLC equity interests by the combined daily average of our investments in (1) the principal of the SLF subordinated notes and (2) the net asset value of the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of December 31, 2014 and September 30, 2014 and for the three months ended December 31, 2014 and 2013:

	As of December 31, 2014	As of September 30, 2014
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments in loans receivable, net of discount for loan origination fees	$121,676	$103,296
Cash and other assets	4,694	3,932
Total assets	$126,370	$107,228

Senior credit facility	$74,750	$66,600
Payable for open trades	4,950	-
Other liabilities	1,294	822
Total liabilities	80,994	67,422
Subordinated notes and members' equity	45,376	39,806
Total liabilities and net assets	$126,370	$107,228

	Three months ended December 31,
	2014	2013
	(In thousands)
Selected Statement of Operations Information:
Interest income	$1,600	$333
Fee income	2	-
Total investment income	1,602	333

Interest expense	1,108	206
Administrative service fee	47	16
Management and incentive fees	-	-
Other expenses	25	9
Total expenses	1,180	231
Net investment income	422	102
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	(452)	642
Net increase (decrease) in net assets	$(30)	$744

SLF has elected to fair value the subordinated notes issued to us and RGA under ASC Topic 825 – Financial Instruments, or ASC Topic 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For the three months ended December 31, 2014 and 2013, SLF recognized $0.0 million and $0.5 million in unrealized depreciation, respectively, on the subordinated notes. The following table presents the difference between fair value and the aggregate contractual principal amounts of subordinated notes for which the fair value option has been elected as of December 31, 2014 and September 30, 2014:

	As of December 31, 2014
	(In thousands)
	Par Value	Carrying Value	Fair Value	Unrealized Appreciation / (Depreciation)

Subordinated notes	$32,995	$32,995	$32,995	$-

	As of September 30, 2014
	(In thousands)
	Par Value	Carrying Value	Fair Value	Unrealized Appreciation / (Depreciation)

Subordinated notes	$29,245	$29,245	$29,245	$-

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of December 31, 2014 is as follows:

	Payments Due by Period (In millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years (1)	5 Years (1)

2010 Debt Securitization	$215.0	$-	$-	$-	$215.0
2014 Debt Securitization	246.0	-	-	-	246.0
SBA debentures	208.8	-	-	-	208.8
Credit Facility	44.9	-	-	44.9	-
Revolver	-	-	-	-	-
Unfunded commitments (2)	131.8	131.8	-	-	-
Total contractual obligations (3)	$846.5	$131.8	$-	$44.9	$669.8

(1)	The notes offered in the 2010 Debt Securitization are scheduled to mature on July 20, 2023, and the notes offered in the 2014 Debt Securitization are scheduled to mature on April 25, 2026. The SBA debentures are scheduled to mature between March 2021 and September 2024. The Credit Facility is scheduled to mature on October 17, 2019. The Revolver is scheduled to mature on November 22, 2020.
(2)	Unfunded commitments represent all amounts unfunded as of December 31, 2014. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2014.
(3)	Total contractual obligations exclude $0.4 million of secured borrowings.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2014 and September 30, 2014, we had outstanding commitments to fund investments totaling $131.8 million and $124.5 million, respectively.

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

Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us with clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse the Administrator for the allocable portion (subject to the review and approval of our board of directors) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. The Administrator also provides on our behalf significant managerial assistance to those portfolio companies to which we are required to offer to provide such assistance.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into an Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.

•	Golub Capital LLC provides, and other affiliates of Golub Capital have historically provided, us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.

•	We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”

•	Under a staffing agreement, or the Staffing Agreement, Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis.

•	GC Advisors serves as collateral manager to the 2010 Issuer and the 2014 Issuer under collateral management agreements and receives a fee for providing these services that is offset against the base management fee payable by us under the Investment Advisory Agreement.

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital Investment Corporation, a private BDC that commenced operations on December 31, 2014, which primarily focuses on investing in senior secured and one stop loans.  In addition, our officers and directors serve in similar capacities for Golub Capital Investment Corporation. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

We follow ASC Topic 820 Fair Value Measurements and Disclosures for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Our fair value analysis includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2014 and 2013. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2014 and September 30, 2014, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), were valued using Level 3 inputs of the fair value hierarchy.

When determining fair value of Level 3 debt and equity investments, we may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, we will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, we use a market interest rate yield analysis to determine fair value.

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

Valuation of Secured Borrowings

We have elected the fair value option under ASC Topic 825 relating to accounting for debt obligations at their fair value for our secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. All secured borrowings as of December 31, 2014 and September 30, 2014 were valued using Level 3 inputs under the fair value hierarchy, and our approach to determining fair value of Level 3 secured borrowings is consistent with our approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $2.2 million as of December 31, 2014 and $5,000 as of September 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, most significantly changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2014 and September 30, 2014, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.12% and 1.15%, respectively. In addition, the Class A and B 2010 Notes issued as a part of the 2010 Debt Securitization and the Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization have floating interest rate provisions based on three-month LIBOR that resets quarterly, the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily and the Revolver has a floating interest rate provision based on, at the election of Revolver Funding, either one-month, two-month or three-month LIBOR or PrivateBank’s prime rate that resets at contract maturity. As of December 31, 2014 and September 30, 2014, the weighted average LIBOR floor on the secured borrowings, which reset quarterly, was 1.00% and 1.00%, respectively. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of December 31, 2014 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

			Net increase
	Increase (decrease) in	Increase (decrease) in	(decrease) in
Change in interest rates	interest income	interest expense	investment income
	(in thousands)
Down 25 basis points	$(73)	$(1,265)	$1,192
Up 50 basis points	147	2,530	(2,383)
Up 100 basis points	2,426	5,060	(2,634)
Up 200 basis points	15,449	10,123	5,326
Up 300 basis points	28,649	15,186	13,463

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

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Thirteenth Amendment to Loan and Servicing Agreement, dated October 17, 2014, by and among Golub Capital BDC Funding LLC, as the Borrower; Golub Capital BDC, Inc., as Transferor and Servicer; Wells Fargo Securities, LLC, as the Administrative Agent; the lenders from time to time party thereto; the lender agents from time to time party thereto; and Wells Fargo Bank, N.A., as the Collateral Agent, the Account Bank, and the Collateral Custodian (amending the Loan and Servicing Agreement, dated as of July 21, 2011) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on October 22, 2014).

10.2	Amendment No. 1 to Credit Agreement, dated as of November 24, 2014, by and among Golub Capital BDC Revolver Funding LLC, as the borrower; Golub Capital BDC, Inc., as servicer; and The PrivateBank and Trust Company as lender and administrative agent (amending the Credit Agreement, dated as of November 22, 2013) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 26, 2014).

10.3	Amended and Restated Loan and Servicing Agreement, dated as of December 18, 2014, by and among Golub Capital BDC Funding LLC, as the Borrower; Golub Capital BDC, Inc., as Transferor and Servicer; Wells Fargo Securities, LLC, as the Administrative Agent; the lenders from time to time party thereto; the lender agents from time to time party thereto; and Wells Fargo Bank, N.A., as the Collateral Agent, the Account Bank, and the Collateral Custodian (amending the Loan and Servicing Agreement, dated as of July 21, 2011) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on January 2, 2015).

31.1	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: February 6, 2015	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: February 6, 2015	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)

