Form 10-Q
period 2015-03-31
Golub Capital BDC, Inc.
filed 2015-05-11
CIK 1476765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 11, 2015, the Registrant had 51,227,504 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

	March 31, 2015	September 30, 2014
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,362,297	$1,309,701
Non-controlled affiliate company investments	3,751	3,080
Controlled affiliate company investments	57,015	34,831
Total investments, at fair value (cost of $1,414,559 and $1,337,580, respectively)	1,423,063	1,347,612
Cash and cash equivalents	3,068	5,135
Restricted cash and cash equivalents	54,470	74,808
Interest receivable	5,947	5,791
Deferred financing costs	8,348	9,515
Receivable from investments sold	8,232	-
Other assets	475	527
Total Assets	$1,503,603	$1,443,388

Liabilities
Debt	$754,450	$697,150
Secured borrowings, at fair value (proceeds of $368 and $384, respectively)	372	389
Interest payable	2,611	3,196
Management and incentive fees payable	7,158	8,451
Accounts payable and accrued expenses	1,552	1,397
Accrued trustee fees	68	66
Total Liabilities	766,211	710,649
Commitments and contingencies (Note 8)

Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2015 and September 30, 2014	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 47,225,212 and 47,119,498 shares issued and outstanding as of March 31, 2015 and September 30, 2014, respectively	47	47
Paid in capital in excess of par	722,272	720,479
Undistributed net investment income	1,765	3,627
Net unrealized appreciation (depreciation) on investments and secured borrowings	11,167	12,694
Net realized gain (loss) on investments	2,141	(4,108)
Total Net Assets	737,392	732,739
Total Liabilities and Total Net Assets	$1,503,603	$1,443,388

Number of common shares outstanding	47,225,212	47,119,498
Net asset value per common share	$15.61	$15.55

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$26,837	$24,421	$53,606	$48,494
Dividend income	63	262	81	278
Fee income	595	21	803	934
Total investment income from non-controlled/non-affiliate company investments	27,495	24,704	54,490	49,706

From non-controlled affiliate company investments:
Interest income	-	-	-	225
Fee income	-	-	-	171
Total investment income from non-controlled affiliate company investments	-	-	-	396

From controlled affiliate company investments:
Interest income	652	556	1,202	737
Dividend income	314	-	314	-
Total investment income from controlled affiliate company investments	966	556	1,516	737

Total investment income	28,461	25,260	56,006	50,839

Expenses
Interest and other debt financing expenses	6,017	4,540	11,711	8,632
Base management fee	4,855	4,185	9,676	8,009
Incentive fee	2,258	1,656	3,329	4,688
Professional fees	840	640	1,469	1,298
Administrative service fee	584	742	1,191	1,324
General and administrative expenses	153	145	319	276

Total expenses	14,707	11,908	27,695	24,227

Net investment income	13,754	13,352	28,311	26,612

Net gain (loss) on investments and secured borrowings
Net realized gains (losses):
Non-controlled/non-affiliate company investments	4,523	87	6,249	(4,907)
Net realized gains (losses)	4,523	87	6,249	(4,907)

Net unrealized appreciation (depreciation):
Non-controlled/non-affiliate company investments	(1,009)	653	(2,421)	6,786
Non-controlled affiliate company investments	344	-	671	274
Controlled affiliate company investments	248	9	222	249
Net unrealized appreciation (depreciation)	(417)	662	(1,528)	7,309

Net change in unrealized depreciation (appreciation) on secured borrowings	1	(12)	1	(88)

Net gain on investments and secured borrowings	4,107	737	4,722	2,314

Net increase in net assets resulting from operations	$17,861	$14,089	$33,033	$28,926

Per Common Share Data
Basic and diluted earnings per common share	$0.38	$0.32	$0.70	$0.66
Dividends and distributions declared per common share	$0.32	$0.32	$0.64	$0.64
Basic and diluted weighted average common shares outstanding	47,174,501	43,754,776	47,147,555	43,517,433

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except share data)

					Net Unrealized
					Appreciation
	Common Stock		Paid in Capital		(Depreciation) on
		Par	in Excess	Undistributed Net	Investments and	Net Realized Gain	Total
	Shares	Amount	of Par	Investment Income	Secured Borrowings	(Loss) on Investments	Net Assets
Balance at September 30, 2013	43,282,932	$43	$652,669	$2,725	$9,225	$(6,426)	$658,236
Issuance of common stock, net of offering and underwriting costs	3,500,000	4	61,182	-	-	-	61,186
Net increase in net assets resulting from operations	-	-	-	26,612	7,221	(4,907)	28,926
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	74,676	-	1,297	-	-	-	1,297
Dividends and distributions	-	-	-	(27,715)	-	-	(27,715)
Balance at March 31, 2014	46,857,608	$47	$715,148	$1,622	$16,446	$(11,333)	$721,930
Balance at September 30, 2014	47,119,498	$47	$720,479	$3,627	$12,694	$(4,108)	$732,739
Issuance of common stock, net of offering and underwriting costs	-	-	-	-	-	-	-
Net increase in net assets resulting from operations	-	-	-	28,311	(1,527)	6,249	33,033
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	105,714	-	1,793	-	-	-	1,793
Dividends and distributions	-	-	-	(30,173)	-	-	(30,173)
Balance at March 31, 2015	47,225,212	$47	$722,272	$1,765	$11,167	$2,141	$737,392

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six months ended March 31,
	2015	2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$33,033	$28,926
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred financing costs	2,135	899
Accretion of discounts and amortization of premiums	(3,489)	(3,592)
Net realized (gain) loss on investments	(6,249)	4,907
Net change in unrealized (appreciation) depreciation on investments	1,528	(7,309)
Net change in unrealized appreciation (depreciation) on secured borrowings	(1)	88
Proceeds from (fundings of) revolving loans, net	(4,261)	2,295
Fundings of investments	(290,334)	(433,116)
Proceeds from principal payments and sales of portfolio investments	227,939	207,336
PIK interest	(584)	582
Changes in operating assets and liabilities:
Interest receivable	(156)	(642)
Receivable for investments sold	(8,232)	-
Other assets	52	(70)
Interest payable	(585)	414
Management and incentive fees payable	(1,293)	157
Payable for investments purchased	-	(3,677)
Accounts payable and accrued expenses	155	(136)
Accrued trustee fees	2	73
Net cash (used in) provided by operating activities	(50,340)	(202,865)

Cash flows from investing activities
Net change in restricted cash and cash equivalents	20,338	(2,853)
Net cash (used in) provided by investing activities	20,338	(2,853)

Cash flows from financing activities
Borrowings on debt	110,100	361,600
Repayments of debt	(52,800)	(201,550)
Capitalized debt financing costs	(968)	(1,869)
Proceeds from secured borrowings	-	23,365
Repayments on secured borrowings	(17)	(14,095)
Proceeds from shares sold, net of underwriting costs	-	61,250
Offering costs paid	-	(64)
Dividends and distributions paid	(28,380)	(26,418)
Net cash (used in) provided by financing activities	27,935	202,219

Net change in cash and cash equivalents	(2,067)	(3,499)

Cash and cash equivalents, beginning of period	5,135	16,309

Cash and cash equivalents, end of period	$3,068	$12,810

Supplemental information:
Cash paid during the period for interest	$10,152	$6,881
Dividends and distributions declared during the period	30,173	27,715

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

March 31, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

Investments
United States
Debt investments
Aerospace and Defense
ILC Dover, LP	One stop	P + 6.00%	9.25%	03/2019	$720	$708	0.1%	$685
ILC Dover, LP*^	One stop	L + 7.00%	8.00%	03/2020	18,359	18,155	2.4	17,809
ILC Industries, Inc.(3)	One stop	L + 4.75%	N/A (4)	07/2020	-	(29)	-	-
ILC Industries, Inc.*^	One stop	L + 4.75%	5.75%	07/2020	28,153	27,902	3.8	28,153
NTS Technical Systems(3)	One stop	L + 5.50%	N/A (4)	11/2018	-	(32)	-	-
NTS Technical Systems*^	One stop	L + 5.50%	6.75%	11/2018	18,776	18,483	2.5	18,776
NTS Technical Systems	One stop	L + 5.50%	6.75%	11/2018	2,790	2,724	0.4	2,790
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	349	344	-	349
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	8.00%	12/2017	3,899	3,845	0.1	975
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	1,877	1,860	0.3	1,877
					74,923	73,960	9.6	71,414
Automobile
American Driveline Systems, Inc.(3)	Senior loan	L + 5.50%	N/A (4)	03/2020	-	(9)	-	(3)
American Driveline Systems, Inc.*	Senior loan	L + 5.50%	6.50%	03/2020	1,826	1,764	0.2	1,807
CH Hold Corp. (Caliber Collision)(3)	Senior loan	L + 4.75%	N/A (4)	11/2019	-	(3)	-	(3)
CH Hold Corp. (Caliber Collision)	Senior loan	L + 4.75%	5.75%	11/2019	1,872	1,854	0.3	1,853
Integrated Supply Network, LLC(3)	Senior loan	L + 4.75%	N/A (4)	02/2020	-	(25)	-	(21)
Integrated Supply Network, LLC*^	Senior loan	L + 4.75%	5.75%	02/2020	9,928	9,807	1.3	9,829
K&N Engineering, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	07/2019	-	(4)	-	-
K&N Engineering, Inc.^	Senior loan	L + 4.25%	5.25%	07/2019	2,898	2,851	0.4	2,898
K&N Engineering, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	07/2019	-	(16)	-	-
Take 5 Oil Change, L.L.C.	Senior loan	L + 4.75%	5.75%	07/2018	96	90	-	96
Take 5 Oil Change, L.L.C.^	Senior loan	L + 4.75%	5.75%	07/2018	4,849	4,821	0.7	4,849
					21,469	21,130	2.9	21,305

Banking
HedgeServ Holding L.P.^	One stop	L + 8.00%	7.00% cash/2.00% PIK	02/2019	17,416	17,285	2.4	17,416
HedgeServ Holding L.P.(3)	One stop	L + 6.00%	N/A (4)	02/2019	-	(7)	-	-
Prommis Fin Co.(6)	Senior loan	P + 10.00%	13.25%	06/2015	82	81	-	2
Prommis Fin Co.*(6)	Senior loan	P + 13.75%	4.44% cash/11.50% PIK	06/2015	119	119	-	3
					17,617	17,478	2.4	17,421
Beverage, Food and Tobacco
ABP Corporation	Senior loan	P + 3.50%	7.25%	09/2018	167	161	-	167
ABP Corporation*	Senior loan	L + 4.75%	6.00%	09/2018	4,771	4,712	0.6	4,771
ARG IH Corporation (Arby's)^	Senior loan	L + 3.75%	4.75%	11/2020	2,326	2,302	0.3	2,338
Atkins Nutritionals, Inc*^	One stop	L + 5.00%	6.25%	01/2019	17,873	17,668	2.4	17,828
Atkins Nutritionals, Inc*^	One stop	L + 8.50%	9.75%	04/2019	21,636	21,361	2.9	21,690
C. J. Foods, Inc.(3)	One stop	L + 5.50%	N/A (4)	05/2019	-	(8)	-	-
C. J. Foods, Inc.(3)	One stop	L + 5.50%	N/A (4)	05/2019	-	(11)	-	-
C. J. Foods, Inc.	One stop	L + 5.50%	6.50%	05/2019	3,208	3,168	0.4	3,208
Candy Intermediate Holdings, Inc. (Ferrara Candy)^	Senior loan	L + 6.25%	7.50%	06/2018	4,862	4,771	0.7	4,838
Firebirds International, LLC(3)	One stop	L + 6.25%	N/A (4)	05/2018	-	(2)	-	-
Firebirds International, LLC*	One stop	L + 6.25%	7.50%	05/2018	1,090	1,078	0.1	1,090
Firebirds International, LLC	One stop	L + 6.25%	7.50%	05/2018	304	300	-	304
Firebirds International, LLC(3)	One stop	L + 6.25%	N/A (4)	05/2018	-	(4)	-	-
First Watch Restaurants, Inc.(3)	One stop	L + 7.50%	N/A (4)	12/2018	-	(21)	-	-
First Watch Restaurants, Inc.*^	One stop	L + 7.50%	8.75%	12/2018	14,290	14,147	1.9	14,290
First Watch Restaurants, Inc.^	One stop	L + 7.50%	8.75%	12/2018	1,747	1,742	0.2	1,747
IT'SUGAR LLC	Senior loan	L + 7.50%	9.00%	04/2018	7,527	7,433	1.0	7,527
IT'SUGAR LLC	Subordinated debt	N/A	5.00%	10/2017	1,707	1,707	0.2	1,646
Julio & Sons Company	One stop	L + 5.50%	6.50%	09/2017	628	620	0.1	628
Julio & Sons Company*	One stop	L + 5.50%	6.50%	09/2017	6,942	6,891	0.9	6,942
Julio & Sons Company(3)	One stop	L + 5.50%	N/A (4)	09/2017	-	(27)	-	-
Northern Brewer, LLC	One stop	P + 7.25%	8.50% cash/2.00% PIK	02/2018	690	680	0.1	513
Northern Brewer, LLC	One stop	P + 7.25%	8.50% cash/2.00% PIK	02/2018	6,410	6,306	0.7	4,808
Tate's Bake Shop, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	08/2019	-	(4)	-	-
Tate's Bake Shop, Inc.^	Senior loan	L + 4.75%	5.75%	08/2019	2,993	2,966	0.4	2,993
Tate's Bake Shop, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	08/2019	-	(5)	-	-
Uinta Brewing Company	One stop	P + 4.75%	8.00%	08/2019	123	116	-	123
Uinta Brewing Company^	One stop	L + 6.00%	7.00%	08/2019	3,220	3,191	0.4	3,220

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

March 31, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

United Craft Brews LLC	One stop	L + 6.25%	7.25%	03/2020	677	661	0.1	664
United Craft Brews LLC(3)	One stop	L + 6.25%	N/A (4)	03/2020	-	(16)	-	(14)
United Craft Brews LLC	One stop	L + 6.25%	7.25%	03/2020	12,219	11,949	1.6	12,097
					115,410	113,832	15.0	113,418
Building and Real Estate
Accruent, LLC*	One stop	L + 6.25%	7.28%	11/2019	4,745	4,701	0.6	4,697
Brooks Equipment Company, LLC (3)	One stop	L + 5.75%	N/A (4)	08/2020	-	(18)	-	-
Brooks Equipment Company, LLC*^	One stop	L + 5.75%	6.75%	08/2020	26,464	26,109	3.6	26,464
ITEL Laboratories, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2018	-	(1)	-	-
ITEL Laboratories, Inc.*	Senior loan	L + 4.75%	6.00%	06/2018	752	746	0.1	752
					31,961	31,537	4.3	31,913
Cargo Transport
RP Crown Parent (RedPrairie Corp)*	Senior loan	L + 5.00%	6.00%	12/2018	1,960	1,935	0.3	1,934

Chemicals, Plastics and Rubber
Flexan, LLC(3)	One stop	L + 5.75%	N/A (4)	02/2020	-	(7)	-	(7)
Flexan, LLC	One stop	L + 5.75%	6.75%	02/2020	6,183	6,123	0.8	6,121
Flexan, LLC(3)	One stop	L + 5.75%	N/A (4)	02/2020	-	-	-	(17)
					6,183	6,116	0.8	6,097
Containers, Packaging and Glass
Fort Dearborn Company*(8)	Senior loan	P + 3.25%	6.13%	10/2017	7	6	-	7
Fort Dearborn Company*^	Senior loan	L + 4.25%	5.25%	10/2017	486	484	0.1	486
Fort Dearborn Company*(8)	Senior loan	P + 3.75%	6.60%	10/2018	24	24	-	24
Fort Dearborn Company*^	Senior loan	L + 4.75%	5.75%	10/2018	2,169	2,158	0.3	2,169
Packaging Coordinators, Inc.*^	Senior loan	L + 4.25%	5.25%	08/2021	14,925	14,788	2.0	14,822
Packaging Coordinators, Inc.	Second lien	L + 8.00%	9.00%	08/2022	10,000	9,907	1.3	9,750
					27,611	27,367	3.7	27,258
Diversified Conglomerate Manufacturing
Chase Industries, Inc.*^	One stop	L + 5.75%	6.75%	09/2020	20,984	20,794	2.8	20,984
Chase Industries, Inc.(3)	One stop	L + 5.75%	N/A (4)	09/2020	-	(20)	-	-
Chase Industries, Inc.	One stop	L + 5.75%	6.75%	09/2020	2,055	2,011	0.3	2,055
ICCN Acquisition Corp.(3)	One stop	L + 5.25%	N/A (4)	03/2019	-	(4)	-	-
ICCN Acquisition Corp.^	One stop	L + 5.25%	6.25%	03/2019	3,978	3,923	0.5	3,978
ICCN Acquisition Corp.(3)	One stop	L + 5.25%	N/A (4)	03/2019	-	(12)	-	-
Onicon Incorporated(3)	One stop	L + 4.50%	N/A (4)	12/2017	-	(9)	-	-
Onicon Incorporated*	One stop	L + 4.50%	5.55%	12/2017	5,574	5,505	0.8	5,574
Plex Systems, Inc.(3)	One stop	L + 7.50%	N/A (4)	06/2018	-	(26)	-	-
Plex Systems, Inc.*^	One stop	L + 7.50%	8.75%	06/2018	18,797	18,420	2.5	18,797
Sunless Merger Sub, Inc.	Senior loan	P + 4.00%	7.25%	07/2016	106	105	-	88
Sunless Merger Sub, Inc.*	Senior loan	L + 5.25%	6.50%	07/2016	1,756	1,750	0.2	1,405
TIDI Products, LLC(3)	One stop	L + 6.50%	N/A (4)	07/2017	-	(9)	-	-
TIDI Products, LLC*^	One stop	L + 6.50%	7.75%	07/2018	16,636	16,437	2.3	16,636
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	3,913	3,897	0.5	3,913
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	54	54	-	54
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	818	820	0.1	818
					74,671	73,636	10.0	74,302
Diversified Conglomerate Service
Accellos, Inc.(3)	One stop	L + 5.75%	N/A (4)	07/2020	-	(18)	-	-
Accellos, Inc.*^	One stop	L + 5.75%	6.76%	07/2020	30,957	30,617	4.2	30,957
Aderant North America, Inc.^	Senior loan	L + 4.25%	5.25%	12/2018	449	445	0.1	449
Agility Recovery Solutions Inc.	One stop	L + 6.50%	7.90%	03/2020	173	167	-	166
Agility Recovery Solutions Inc.^	One stop	L + 6.50%	7.50%	03/2020	10,404	10,301	1.4	10,300
Bomgar Corporation(3)	One stop	L + 6.00%	N/A (4)	05/2019	-	(16)	-	-
Bomgar Corporation*	One stop	L + 6.00%	7.00%	05/2020	29,276	28,835	4.0	29,276
Daxko, LLC(3)	One stop	L + 7.25%	N/A (4)	03/2019	-	(21)	-	-
Daxko, LLC*	One stop	L + 7.25%	8.25%	03/2019	16,840	16,595	2.3	16,840
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.50%	5.50%	12/2020	80	70	-	80
DISA Holdings Acquisition Subsidiary Corp.^	Senior loan	L + 4.50%	5.50%	12/2020	4,637	4,593	0.6	4,637
Host Analytics, Inc.(3)	One stop	L + 0.00%	N/A (4)	02/2020	-	(6)	-	(6)
Host Analytics, Inc.	One stop	N/A	10.75%	02/2020	2,937	2,887	0.4	2,915
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2018	719	712	0.1	719
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2018	5,396	5,301	0.7	5,396
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	06/2019	7,914	7,747	1.1	7,914

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

March 31, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

Marathon Data Operating Co., LLC (3)	One stop	L + 6.25%	N/A (4)	08/2017	-	(5)	-	-
Marathon Data Operating Co., LLC	One stop	L + 6.25%	7.50%	08/2017	4,573	4,517	0.6	4,573
NetSmart Technologies, Inc.(3)	One stop	L + 5.25%	N/A (4)	02/2019	-	(34)	-	(34)
NetSmart Technologies, Inc.*^	One stop	L + 5.25%	6.25%	02/2019	25,390	25,142	3.4	25,136
PC Helps Support, LLC(3)	Senior loan	L + 5.00%	N/A (4)	09/2017	-	(1)	-	-
PC Helps Support, LLC	Senior loan	L + 5.25%	6.50%	09/2017	1,543	1,532	0.2	1,543
Secure-24, LLC(3)	One stop	L + 6.00%	N/A (4)	08/2017	-	(4)	-	-
Secure-24, LLC*	One stop	L + 6.00%	7.25%	08/2017	10,380	10,229	1.4	10,380
Secure-24, LLC^	One stop	L + 6.00%	7.25%	08/2017	1,518	1,502	0.2	1,518
Source Medical Solutions, Inc.	Second lien	L + 8.00%	9.00%	03/2018	9,294	9,168	1.3	9,294
Vendavo, Inc.(3)	One stop	L + 8.50%	N/A (4)	10/2019	-	(14)	-	-
Vendavo, Inc.	One stop	L + 8.50%	9.50%	10/2019	15,501	15,184	2.1	15,501
					177,981	175,425	24.1	177,554
Electronics
Appriss Holdings, Inc.	Senior loan	L + 4.75%	5.75%	11/2020	36	(5)	-	36
Appriss Holdings, Inc.*	Senior loan	L + 4.75%	5.75%	11/2020	18,144	17,888	2.5	18,144
ECI Acquisition Holdings, Inc.(3)	One stop	L + 6.25%	N/A (4)	03/2019	-	(15)	-	-
ECI Acquisition Holdings, Inc.^	One stop	L + 6.25%	7.25%	03/2019	22,103	21,775	3.0	22,103
ECI Acquisition Holdings, Inc.	One stop	L + 6.25%	7.25%	03/2019	1,431	1,360	0.2	1,431
Rogue Wave Holdings, Inc.*^	One stop	L + 9.01%	10.01%	12/2018	10,348	10,249	1.4	10,348
Sloan Company, Inc., The(3)	One stop	L + 7.50%	N/A (4)	10/2018	-	(12)	-	-
Sloan Company, Inc., The*^	One stop	L + 7.50%	8.75%	10/2018	12,860	12,744	1.7	12,860
Sparta Holding Corporation(3)	One stop	L + 6.50%	N/A (4)	07/2020	-	(34)	-	-
Sparta Holding Corporation*^	One stop	L + 6.50%	7.50%	07/2020	23,241	22,985	3.2	23,241
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (4)	03/2019	-	(1)	-	-
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (4)	03/2019	-	(4)	-	-
Syncsort Incorporated*	Senior loan	L + 4.75%	5.75%	03/2019	2,022	2,006	0.3	2,022
Systems Maintenance Services Holding, Inc.^	Senior loan	L + 4.25%	5.25%	10/2019	2,637	2,627	0.4	2,637
Taxware, LLC*^	Second lien	L + 8.38%	9.38%	10/2019	19,979	19,709	2.7	19,979
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	9.00%	10/2021	9,435	9,226	1.3	9,435
					122,236	120,498	16.7	122,236
Finance
Ascensus, Inc.(3)	One stop	L + 4.00%	N/A (4)	11/2018	-	(14)	-	-
Ascensus, Inc.^	One stop	L + 4.00%	5.00%	12/2019	4,172	4,106	0.6	4,172
Ascensus, Inc.*^	One stop	L + 8.00%	9.00%	12/2020	6,337	6,158	0.9	6,337
Pillar Processing LLC*(6)	Senior loan	L + 5.50%	5.75%	11/2018	447	445	-	-
Pillar Processing LLC*(6)	Senior loan	N/A	14.50%	05/2019	2,377	2,369	-	-
					13,333	13,064	1.5	10,509
Grocery
MyWebGrocer, Inc.(3)	One stop	L + 8.75%	N/A (4)	05/2018	-	(14)	-	-
MyWebGrocer, Inc.^	One stop	L + 8.75%	10.00%	05/2018	14,271	14,086	1.9	14,271
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.25%	5.25%	10/2020	4,675	4,588	0.6	4,675
					18,946	18,660	2.5	18,946
Healthcare, Education and Childcare
Agilitas USA, Inc.^	Senior loan	L + 4.00%	5.00%	10/2020	2,458	2,436	0.3	2,458
Avatar International, LLC	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	538	535	0.1	538
Avatar International, LLC*	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	7,653	7,617	0.5	3,827
Avatar International, LLC	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	1,651	1,645	0.1	826
California Cryobank, LLC	One stop	P + 4.25%	7.50%	08/2019	86	84	-	86
California Cryobank, LLC^	One stop	L + 5.50%	6.50%	08/2019	1,550	1,537	0.2	1,550
California Cryobank, LLC	One stop	L + 5.50%	6.50%	08/2019	43	41	-	43
Certara L.P.	One stop	P + 5.00%	8.25%	12/2018	770	754	0.1	770
Certara L.P.*^	One stop	L + 6.25%	7.25%	12/2018	26,692	26,400	3.6	26,692
CPI Buyer, LLC (Cole-Parmer)*^	Senior loan	L + 4.50%	5.50%	08/2021	7,980	7,692	1.1	7,990
Curo Health Services LLC	Senior loan	L + 5.50%	6.50%	02/2022	2,000	1,980	0.3	2,011
Delta Educational Systems*	Senior loan	P + 4.75%	8.00%	12/2016	1,631	1,616	0.2	1,501
Delta Educational Systems(3)	Senior loan	L + 6.00%	N/A (4)	12/2016	-	-	-	(7)
Dental Holdings Corporation(3)	One stop	L + 5.50%	N/A (4)	02/2020	-	(13)	-	(11)
Dental Holdings Corporation	One stop	L + 5.50%	6.50%	02/2020	6,608	6,462	0.9	6,542
Dental Holdings Corporation(3)	One stop	L + 5.50%	N/A (4)	02/2020	-	(18)	-	(15)
Encore GC Acquisition, LLC(3)	Senior loan	L + 4.50%	N/A (4)	01/2020	-	(10)	-	(10)
Encore GC Acquisition, LLC*	Senior loan	L + 4.50%	5.50%	01/2020	3,502	3,451	0.5	3,449
G & H Wire Company, Inc.(3)	Senior loan	L + 5.75%	N/A (4)	12/2017	-	(5)	-	-

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

March 31, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

G & H Wire Company, Inc.*^	Senior loan	L + 5.75%	6.75%	12/2017	12,837	12,727	1.7	12,837
Global Healthcare Exchange, LLC(3)	One stop	L + 7.50%	N/A (4)	03/2020	-	(21)	-	-
Global Healthcare Exchange, LLC*^	One stop	L + 7.50%	8.50%	03/2020	37,069	36,262	5.0	37,069
GSDM Holdings Corp.	Senior loan	L + 4.25%	5.25%	06/2019	765	762	0.1	765
IntegraMed America, Inc.	One stop	L + 7.25%	8.50%	09/2017	811	802	0.1	811
IntegraMed America, Inc.*^	One stop	L + 7.25%	8.50%	09/2017	15,054	14,883	2.0	15,054
Joerns Healthcare, LLC	One stop	L + 5.00%	6.00%	05/2020	9,745	9,662	1.3	9,668
Maverick Healthcare Group, LLC*	Senior loan	L + 5.50%	7.25%	12/2016	1,963	1,935	0.3	1,963
Paradigm Management Services, LLC^	Senior loan	L + 4.50%	5.51%	01/2019	2,726	2,708	0.4	2,726
Pentec Acquisition Sub, Inc.(3)	Senior loan	L + 5.00%	N/A (4)	05/2017	-	(2)	-	-
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.00%	6.25%	05/2018	1,666	1,648	0.2	1,666
Premise Health Holding Corp.(3)	One stop	L + 5.00%	N/A (4)	06/2020	-	(39)	-	-
Premise Health Holding Corp.*^	One stop	L + 5.00%	6.00%	06/2020	26,921	26,716	3.7	26,921
Pyramid Healthcare, Inc.	One stop	P + 4.50%	7.75%	08/2019	127	122	-	127
Pyramid Healthcare, Inc.^	One stop	L + 5.75%	6.75%	08/2019	7,569	7,511	1.0	7,569
Radiology Partners, Inc.(3)	One stop	L + 5.00%	N/A (4)	09/2020	-	(7)	-	-
Radiology Partners, Inc.*^	One stop	L + 5.00%	6.00%	09/2020	17,123	16,875	2.3	17,123
Radiology Partners, Inc.(3)	One stop	L + 5.00%	N/A (4)	09/2020	-	(42)	-	-
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	7.25%	06/2017	383	376	0.1	383
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	6.00%	06/2017	3,263	3,237	0.4	3,263
Southern Anesthesia and Surgical(3)	One stop	L + 5.50%	N/A (4)	11/2017	-	(8)	-	-
Southern Anesthesia and Surgical	One stop	L + 5.50%	6.50%	11/2017	5,667	5,582	0.8	5,667
Southern Anesthesia and Surgical(3)	One stop	L + 5.50%	N/A (4)	11/2017	-	(33)	-	-
Spear Education, LLC(3)	One stop	L + 5.50%	N/A (4)	08/2019	-	(5)	-	-
Spear Education, LLC*^	One stop	L + 5.50%	6.50%	08/2019	5,990	5,950	0.8	5,990
Spear Education, LLC(3)	One stop	L + 5.50%	N/A (4)	08/2019	-	-	-	-
Surgical Information Systems, LLC^	Senior loan	L + 3.50%	4.51%	09/2018	1,983	1,979	0.3	1,983
U.S. Anesthesia Partners, Inc.	One stop	L + 5.00%	6.00%	12/2019	5,970	5,943	0.8	5,970
WIL Research Company, Inc.*	Senior loan	L + 4.50%	5.75%	02/2018	772	767	0.1	749
Young Innovations, Inc.	Senior loan	P + 3.25%	6.50%	01/2018	46	46	-	46
Young Innovations, Inc.*	Senior loan	L + 4.25%	5.25%	01/2019	1,153	1,146	0.2	1,153
					222,765	219,686	29.5	217,743
Home and Office Furnishings, Housewares, and Durable Consumer
Plano Molding Company, LLC^	Senior loan	L + 4.25%	5.25%	10/2018	1,946	1,935	0.3	1,946
WII Components, Inc.	Senior loan	P + 3.50%	6.75%	07/2018	6	5	-	6
WII Components, Inc.*	Senior loan	L + 4.50%	5.50%	07/2018	1,108	1,103	0.2	1,108
Zenith Products Corporation(6)	One stop	P + 3.75%	7.00%	09/2013	81	48	-	41
Zenith Products Corporation*(6)	One stop	P + 5.50%	8.75%	09/2013	4,376	3,927	0.3	2,188
					7,517	7,018	0.8	5,289
Insurance
Captive Resources Midco, LLC (3)	One stop	L + 5.00%	N/A (4)	01/2019	-	(14)	-	-
Captive Resources Midco, LLC*^	One stop	L + 5.00%	6.50%	01/2019	19,603	19,448	2.7	19,603
					19,603	19,434	2.7	19,603
Investment Funds and Vehicles
Senior Loan Fund LLC (7)(8)	Subordinated debt	L + 8.00%	8.17%	05/2020	41,557	41,557	5.6	41,557

Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	One stop	L + 7.75%	9.00%	11/2018	884	875	0.1	769
Competitor Group, Inc.*	One stop	L + 9.25%	9.00% cash/1.50% PIK	11/2018	12,856	12,721	1.6	11,570
Octane Fitness, LLC(3)	One stop	L + 5.25%	N/A (4)	10/2018	-	(3)	-	-
Octane Fitness, LLC*	One stop	L + 5.25%	6.50%	10/2018	7,910	7,881	1.1	7,910
Self Esteem Brands, LLC(3)	Senior loan	L + 4.00%	N/A (4)	02/2020	-	(4)	-	-
Self Esteem Brands, LLC^	Senior loan	L + 4.00%	5.00%	02/2020	3,931	3,912	0.5	3,931
Starplex Operating, L.L.C.(3)	One stop	L + 7.00%	N/A (4)	12/2017	-	(11)	-	-
Starplex Operating, L.L.C.*^	One stop	L + 7.00%	8.00%	12/2017	10,029	9,887	1.4	10,029
Titan Fitness, LLC (3)	One stop	L + 6.50%	N/A (4)	09/2019	-	(20)	-	-
Titan Fitness, LLC*	One stop	L + 6.50%	7.75%	09/2019	13,533	13,299	1.8	13,533
Titan Fitness, LLC (3)	One stop	L + 6.50%	N/A (4)	09/2019	-	(20)	-	-
					49,143	48,517	6.5	47,742
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	One stop	P + 7.75%	11.00%	10/2017	373	366	0.1	373

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

March 31, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

Benetech, Inc.*	One stop	L + 9.00%	10.25%	10/2017	4,882	4,850	0.7	4,882
					5,255	5,216	0.8	5,255
Oil and Gas
Drilling Info, Inc.(3)(5)	One stop	L + 5.00%	N/A (4)	06/2018	-	(1)	-	-
Drilling Info, Inc.(5)	One stop	L + 5.00%	6.00%	06/2018	1,291	1,282	0.2	1,291
Drilling Info, Inc.(3)(5)	One stop	L + 5.00%	N/A (4)	06/2018	-	(6)	-	-
					1,291	1,275	0.2	1,291
Personal and Non-Durable Consumer Products
The Hygenic Corporation(3)	Senior loan	L + 5.00%	N/A (4)	10/2019	-	(5)	-	(5)
The Hygenic Corporation*	Senior loan	L + 5.00%	6.00%	10/2020	3,284	3,235	0.4	3,234
Massage Envy, LLC(3)	One stop	L + 7.25%	N/A (4)	09/2018	-	(11)	-	-
Massage Envy, LLC*	One stop	L + 7.25%	8.50%	09/2018	15,995	15,763	2.2	15,995
Orthotics Holdings, Inc(3)	One stop	L + 5.00%	N/A (4)	02/2020	-	(15)	-	(13)
Orthotics Holdings, Inc(3)(8)	One stop	L + 5.00%	N/A (4)	02/2020	-	(2)	-	(1)
Orthotics Holdings, Inc*	One stop	L + 5.00%	6.00%	02/2020	8,503	8,398	1.1	8,418
Orthotics Holdings, Inc*(8)	One stop	L + 5.00%	6.00%	02/2020	1,394	1,377	0.2	1,380
Orthotics Holdings, Inc(3)	One stop	L + 5.00%	N/A (4)	02/2020	-	(17)	-	(14)
Rug Doctor LLC(3)	Senior loan	L + 5.25%	N/A (4)	12/2016	-	(7)	-	-
Rug Doctor LLC*	Senior loan	L + 5.25%	6.25%	12/2016	5,226	5,196	0.7	5,226
Team Technologies Acquisition Company^	Senior loan	L + 4.75%	6.00%	12/2017	4,807	4,772	0.7	4,807
Team Technologies Acquisition Company	Senior loan	P + 3.50%	6.75%	12/2017	101	99	-	101
					39,310	38,783	5.3	39,128
Personal, Food and Miscellaneous Services
Focus Brands Inc.^	Second lien	L + 9.00%	10.25%	08/2018	11,194	11,105	1.5	11,250
Ignite Restaurant Group, Inc (Joe's Crab Shack)^	One stop	L + 7.00%	8.00%	02/2019	6,139	6,060	0.8	6,139
PetVet Care Centers LLC(3)	Senior loan	L + 4.50%	N/A (4)	12/2019	-	(24)	-	(14)
PetVet Care Centers LLC(3)	Senior loan	L + 4.50%	N/A (4)	12/2020	-	(44)	-	(25)
PetVet Care Centers LLC*^	Senior loan	L + 4.50%	5.50%	12/2020	11,911	11,698	1.6	11,791
Vetcor Merger Sub LLC(3)	One stop	L + 6.00%	N/A (4)	12/2017	-	(5)	-	-
Vetcor Merger Sub LLC*^	One stop	L + 6.00%	6.75%	12/2017	5,803	5,734	0.8	5,803
Vetcor Merger Sub LLC(3)	One stop	L + 6.00%	N/A (4)	12/2017	-	(15)	-	-
Vetcor Merger Sub LLC^	One stop	L + 6.00%	6.75%	12/2017	368	368	-	368
Vetcor Merger Sub LLC^	One stop	L + 6.00%	6.75%	12/2017	569	569	0.1	569
Vetcor Merger Sub LLC^	One stop	L + 6.00%	6.75%	12/2017	381	381	0.1	381
Vetcor Merger Sub LLC^	One stop	L + 6.00%	6.75%	12/2017	644	644	0.1	644
Vetcor Merger Sub LLC^	One stop	L + 6.00%	6.75%	12/2017	62	62	-	62
Vetcor Merger Sub LLC	One stop	L + 6.00%	6.75%	12/2017	841	841	0.1	841
					37,912	37,374	5.1	37,809
Printing and Publishing
Market Track, LLC	One stop	P + 5.00%	8.25%	10/2019	554	532	0.1	554
Market Track, LLC*^	One stop	L + 6.00%	7.25%	10/2019	29,124	28,828	3.9	29,124
Market Track, LLC	One stop	L + 6.00%	7.25%	10/2019	2,208	2,187	0.3	2,208
Market Track, LLC	One stop	L + 6.00%	7.25%	10/2019	415	381	0.1	415
					32,301	31,928	4.4	32,301
Retail Stores
Benihana, Inc.	One stop	P + 4.25%	7.50%	07/2018	434	381	0.1	434
Benihana, Inc.*^	One stop	L + 5.50%	6.75%	01/2019	15,475	15,114	2.1	15,475
Capital Vision Services, LLC(3)	One stop	L + 6.00%	N/A (4)	12/2019	-	(20)	-	-
Capital Vision Services, LLC*^	One stop	L + 6.00%	7.00%	12/2019	26,718	26,487	3.6	26,718
Capital Vision Services, LLC^	One stop	L + 6.00%	7.00%	12/2019	1,506	1,494	0.2	1,506
Capital Vision Services, LLC	One stop	L + 6.00%	7.00%	12/2019	1,518	1,511	0.2	1,518
Capital Vision Services, LLC	One stop	L + 6.00%	7.00%	12/2019	771	762	0.1	771
Cycle Gear, Inc.	One stop	L + 6.00%	7.00%	01/2020	290	272	-	275
Cycle Gear, Inc.	One stop	L + 6.00%	7.00%	01/2020	6,519	6,379	0.9	6,454
DentMall MSO, LLC	One stop	L + 5.00%	6.00%	07/2019	1,232	1,209	0.2	1,232
DentMall MSO, LLC	One stop	L + 5.00%	6.00%	07/2019	10,303	10,214	1.4	10,303
DTLR, Inc.*^	One stop	L + 8.00%	11.00%	12/2015	15,459	15,420	2.1	15,459
Elite Sportswear, L.P.(3)	Senior loan	L + 5.00%	N/A (4)	03/2020	-	(7)	-	(7)
Elite Sportswear, L.P.	Senior loan	L + 5.00%	6.00%	03/2020	2,863	2,807	0.4	2,835
Express Oil Change, LLC	Senior loan	L + 5.00%	6.00%	12/2017	152	148	-	152
Express Oil Change, LLC*	Senior loan	L + 5.00%	6.00%	12/2017	3,772	3,741	0.5	3,772
Express Oil Change, LLC	Senior loan	L + 5.00%	6.00%	12/2017	107	106	-	107
Express Oil Change, LLC	Senior loan	L + 5.00%	6.00%	12/2017	1,406	1,400	0.2	1,406

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

March 31, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

Floor & Decor Outlets of America, Inc.*^	One stop	L + 6.50%	7.75%	05/2019	11,186	11,091	1.5	11,186
Marshall Retail Group, LLC, The	One stop	L + 6.00%	7.00%	08/2019	585	560	0.1	585
Marshall Retail Group, LLC, The(3)	One stop	L + 6.00%	N/A (4)	08/2020	-	(10)	-	-
Marshall Retail Group, LLC, The^	One stop	L + 6.00%	7.00%	08/2020	12,392	12,253	1.7	12,392
Paper Source, Inc.(3)	One stop	L + 6.25%	N/A (4)	09/2018	-	(9)	-	-
Paper Source, Inc.*^	One stop	L + 6.25%	7.25%	09/2018	12,514	12,426	1.7	12,514
Restaurant Holding Company, LLC	Senior loan	L + 7.75%	8.75%	02/2019	4,952	4,913	0.6	4,357
Rubio's Restaurants, Inc	Senior loan	L + 4.75%	6.00%	11/2018	4,094	4,094	0.6	4,094
Sneaker Villa, Inc.	One stop	P + 7.00%	11.50%	12/2017	1,253	1,238	0.2	1,253
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	4,375	4,297	0.6	4,375
Sneaker Villa, Inc.^	One stop	L + 8.50%	10.00%	12/2017	627	619	0.1	627
Sneaker Villa, Inc.^	One stop	L + 8.50%	10.00%	12/2017	1,222	1,208	0.2	1,222
Sneaker Villa, Inc.(3)	One stop	L + 8.50%	N/A (4)	12/2017	-	(14)	-	-
Sneaker Villa, Inc.^	One stop	L + 8.50%	10.00%	12/2017	4,207	4,172	0.6	4,207
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	2,255	2,235	0.3	2,255
Specialty Catalog Corp.(3)	One stop	L + 6.00%	N/A (4)	07/2017	-	(4)	-	-
Specialty Catalog Corp.	One stop	L + 6.00%	7.50%	07/2017	4,449	4,422	0.6	4,449
Vision Source L.P.	One stop	L + 6.00%	7.00%	08/2019	205	202	-	205
Vision Source L.P.*^	One stop	L + 6.00%	7.00%	08/2019	17,671	17,568	2.4	17,671
					170,512	168,679	23.2	169,802
Telecommunications
Arise Virtual Solutions, Inc.(3)	One stop	L + 5.50%	N/A (4)	12/2018	-	(10)	-	-
Arise Virtual Solutions, Inc.*^	One stop	L + 5.50%	6.75%	12/2018	13,692	13,591	1.9	13,692
Hosting.com Inc.	Senior loan	P + 3.25%	6.50%	12/2017	27	26	-	27
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	12/2017	826	817	0.1	826
ITC Global, Inc.	One stop	L + 6.75%	8.15%	07/2018	1,445	1,434	0.2	1,445
ITC Global, Inc.*	One stop	L + 6.75%	7.75%	07/2018	8,215	8,153	1.1	8,215
ITC Global, Inc.^	One stop	L + 6.75%	7.75%	07/2018	1,402	1,391	0.2	1,402
					25,607	25,402	3.5	25,607
Textile and Leather
5.11, Inc.*^	Senior loan	L + 5.00%	6.00%	02/2020	1,025	1,021	0.1	1,028
Southern Tide, LLC	One stop	L + 6.75%	7.75%	06/2019	268	260	-	268
Southern Tide, LLC^	One stop	L + 6.75%	7.75%	06/2019	4,075	4,041	0.6	4,075
					5,368	5,322	0.7	5,371
Utilities
PowerPlan Consultants, Inc.(3)	Senior loan	L + 5.25%	N/A (4)	02/2021	-	(26)	-	(27)
PowerPlan Consultants, Inc.^	Senior loan	L + 5.25%	6.25%	02/2022	17,171	16,918	2.3	16,914
					17,171	16,892	2.3	16,887

Total debt investments United States					$1,379,613	$1,361,721	184.4%	$1,359,692

Fair Value as a percentage of Principal Amount								98.6%

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

March 31, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Equity Investments (9)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.3%	$1,995
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	-	-
Whitcraft LLC	Preferred stock B	N/A	N/A	N/A	1	670	0.1	499
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	97
						2,471	0.4	2,591
Automobile
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	-	-	-	9
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	-	-	-	9
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	-	-	-	74
						-	-	92
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	57	746	0.2	1,420
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	0	157	-	162
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	8	816	0.1	951
Goode Seed Co-Invest, LLC	LLC units	N/A	N/A	N/A	356	356	0.1	437
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	499
Northern Brewer, LLC	LLC interest	N/A	N/A	N/A	438	362	-	25
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	-	116
Tate's Bake Shop, Inc.	LP interest	N/A	N/A	N/A	-	462	-	474
Uinta Brewing Company	LP interest	N/A	N/A	N/A	-	462	0.1	486
United Craft Brews LLC	LP interest	N/A	N/A	N/A	-	657	0.1	657
						4,759	0.7	5,227
Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	10	1,021	0.1	1,045

Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	-	73	-	73
Flexan, LLC	Common stock	N/A	N/A	N/A	1	-	-	-
						73	-	73
Containers, Packaging and Glass
Packaging Coordinators, Inc.(8)	Common stock	N/A	N/A	N/A	25	2,065	0.4	2,517
Packaging Coordinators, Inc.	Common stock	N/A	N/A	N/A	48	1,563	0.3	2,175
						3,628	0.7	4,692
Diversified Conglomerate Manufacturing
Chase Industries, Inc.	LLC units	N/A	N/A	N/A	1	1,186	0.2	1,227
ICCN Acquisition Corp.	Preferred stock	N/A	N/A	N/A	-	162	-	159
ICCN Acquisition Corp.	Common stock	N/A	N/A	N/A	-	-	-	-
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	-	160	-	-
TIDI Products, LLC	LLC units	N/A	N/A	N/A	353	207	0.1	561
						1,715	0.3	1,947
Diversified Conglomerate Service
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	430	0.1	430
Daxko, LLC	LLC units	N/A	N/A	N/A	219	219	-	238
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	-	154	-	154
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	180	-	-	-
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	0.1	628
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	-	17
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	-	4
PC Helps Support, LLC	Preferred stock A	N/A	N/A	N/A	-	61	-	76
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	263	0.1	380
Vendavo, Inc.	Preferred stock A	N/A	N/A	N/A	827	827	0.1	827
						2,489	0.4	2,754
Electronics
ECI Acquisition Holdings, Inc.	Common stock	N/A	N/A	N/A	9	873	0.1	1,044
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	1	567	0.1	587
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	235	6	-	-
						1,446	0.2	1,631
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	1,446	0.2	1,414

Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	0.1	362
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	0.1	975

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

March 31, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Avatar International, LLC	LP interest	N/A	N/A	N/A	1	741	-	-
California Cryobank, LLC	LLC units	N/A	N/A	N/A	-	28	-	31
California Cryobank, LLC	LLC units	N/A	N/A	N/A	-	-	-	-
Certara L.P.	LP interest	N/A	N/A	N/A	-	635	0.1	683
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	734	734	0.1	734
Dialysis Newco, Inc.	LLC units	N/A	N/A	N/A	871	-	0.4	2,640
Encore Rehabilitation Services, LLC	LLC units	N/A	N/A	N/A	14	141	-	141
Encore Rehabilitation Services, LLC	LLC units	N/A	N/A	N/A	14	-	-	-
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	-	102	-	131
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	-	5	-	26
Global Healthcare Exchange, LLC	Preferred stock	N/A	N/A	N/A	-	481	0.1	522
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	875	0.1	542
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	-	66
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	-	249	-	297
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	-	195
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	-	80
Reliant Pro ReHab, LLC	Preferred stock A	N/A	N/A	N/A	2	183	0.2	958
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	487	0.1	660
Spear Education, LLC	LLC units	N/A	N/A	N/A	-	86	-	90
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	-	12
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	492
Young Innovations, Inc.	LLC units	N/A	N/A	N/A	-	236	-	356
						6,498	1.4	9,993
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	27	-	195
Zenith Products Corporation	Common stock	N/A	N/A	N/A	1	-	-	-
						27	-	195
Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	86	-	228

Investment Funds and Vehicles
Senior Loan Fund LLC (7)(8)	LLC interest	N/A	N/A	N/A	15,312	15,312	2.1	15,458

Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	LLC interest	N/A	N/A	N/A	708	713	-	40
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	-	78
Starplex Operating, L.L.C.	Common stock	N/A	N/A	N/A	1	183	0.1	427
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	6	583	0.1	858
						2,191	0.2	1,403
Personal and Non-Durable Consumer Products
C.B. Fleet Company, Incorporated	LLC units	N/A	N/A	N/A	2	174	-	193
Hygenic Corporation, The	LP interest	N/A	N/A	N/A	1	61	-	96
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	984
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	-	148	0.1	382
						1,132	0.2	1,655
Personal, Food and Miscellaneous Services
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	-	161	-	146

Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	-	145	-	187
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	-	277
						290	-	464
Retail Stores
Barcelona Restaurants, LLC(8)(10)	LP interest	N/A	N/A	N/A	1,996	1,996	0.5	3,751
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	760
Capital Vision Services, LLC	LLC interest	N/A	N/A	N/A	402	17	0.1	698
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	15	150	-	150
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	-	-	27
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	97	-	103
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	-	73	-	73
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	-	104
Marshall Retail Group LLC, The	LLC units	N/A	N/A	N/A	15	154	-	115

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

March 31, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Paper Source, Inc.	Common stock	N/A	N/A	N/A	8	1,387	0.2	1,442
PetPeople Enterprise, LLC	LP interest	N/A	N/A	N/A	889	889	0.2	1,124
Rubio's Restaurants, Inc.	Preferred stock A	N/A	N/A	N/A	199	945	0.3	1,764
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	551
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	386	0.1	775
						7,285	1.6	11,437
Telecommunications
ITC Global, Inc.	LLC units	N/A	N/A	N/A	17	311	0.1	428

Textiles and Leather
Southern Tide, LLC	LLC interest	N/A	N/A	N/A	2	191	-	192

Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	-	303	-	303
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	151	3	-	3
						306	-	306

Total equity investments United States						$52,838	8.6%	$63,371

Total United States						$1,414,559	193.0%	$1,423,063

Total Investments						$1,414,559	193.0%	$1,423,063

Cash, Restricted Cash and Cash Equivalents
Cash and Restricted Cash						$12,377	1.7%	$12,377
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)						8,579	1.1	8,579
JPM Offshore Money Market Account (ISIN LU0103813712)						16,179	2.2	16,179
US Bank Money Market Account (CUSIP 9AMMF05B2)						20,403	2.8	20,403
Total Cash, Restricted Cash and Cash Equivalents						$57,538	7.8%	$57,538

Total Investments and Cash, Restricted Cash and Cash Equivalents						$1,472,097	200.8%	$1,480,601

*	Denotes that all or a portion of the loan secures the notes offered in the 2010 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at March 31, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at March 31, 2015.
(3)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	The entire commitment was unfunded at March 31, 2015. As such, no interest is being earned on this investment.
(5)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire one stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(6)	Loan was on non-accrual status as of March 31, 2015, meaning that the Company has ceased recognizing interest income on the loan.
(7)	As defined in the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the six months ended March 31, 2015 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(8)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(9)	Non-income producing securities.
(10)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as the Company along with affiliated entities owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the financial statements for transactions during the six months ended March 31, 2015 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).

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

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. For the three and six months ended March 31, 2015, the Company earned interest of $27,489 and $54,808, respectively. For the three and six months ended March 31, 2014, the Company earned interest of $24,977 and $49,456, respectively. As of March 31, 2015 and September 30, 2014, the Company had interest receivable of $5,947 and $5,791, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2015, interest income included $1,820 and $3,490, respectively, of accretion of discounts. For the three and six months ended March 31, 2014, interest income included $1,740 and $3,647, respectively, of accretion of discounts. For the three and six months ended March 31, 2015, the Company received loan origination fees of $2,145 and $5,207, respectively. For the three and six months ended March 31, 2014, the Company received loan origination fees of $2,508 and $5,490, respectively. These loan origination fees are capitalized and amortized over the life of the loan as interest income.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2015, the Company recorded PIK income of $313 and $815, respectively, and received PIK payments in cash of $178 and $379. For the three and six months ended March 31, 2014, the Company recorded PIK income of $336 and $749, respectively, and received PIK payments in cash of $157 and $1,906, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three and six months ended March 31, 2015, fee income included $554 and $701 of prepayment premiums, respectively. For the three and six months ended March 31, 2014, fee income included $0 and $1,000 of prepayment premiums, respectively.

For the three and six months ended March 31, 2015, the Company received interest and fees in cash, which excludes capitalized loan origination fees, in the amounts of $26,361 and $51,516, respectively. For the three and six months ended March 31, 2014, the Company received interest and fees in cash, which excludes capitalized loan origination fees, in the amounts of $22,019 and $46,969, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended March 31, 2015, the Company recorded dividend income of $377 and $395, respectively, and return of capital distributions of $0 and $8, respectively. For the three and six months ended March 31, 2014, the Company recorded dividend income of $262 and $278, respectively, and return of capital distributions of $948 and $2,298, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $3,209 and $5 as of March 31, 2015 and September 30, 2014, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2015 and 2014, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through March 31, 2015. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan: On August 5, 2014, the Board approved a share repurchase program (the “Program”) which allows the Company to repurchase up to $50,000 of the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its then most recently published consolidated financial statements. The Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Company did not make any repurchases of its common stock during the three and six months ended March 31, 2015.

Deferred financing costs: Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2015 and September 30, 2014, the Company had deferred financing costs of $8,348 and $9,515, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three and six months ended March 31, 2015 was $1,088 and $2,135, respectively. Amortization expense for the three and six months ended March 31, 2014 was $460 and $899, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of March 31, 2015 and September 30, 2014, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $247 and $247, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Recent accounting pronouncements: In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity, containing new guidance for fair valuing the financial assets and financial liabilities of a consolidate collateralized financing entity. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. Under this revised standard, greater emphasis is placed on risk of loss when determining a controlling financial interest. This standard also amends how variable interests held by a reporting entity’s related parties affect the reporting entity’s consolidation conclusion. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2015. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Note 3.	Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board most recently reapproved the Investment Advisory Agreement in May 2015. The Investment Adviser is a registered investment adviser with the Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

For the three and six months ended March 31, 2015, the Income Incentive Fee incurred was $1,220 and $2,152, respectively. For the three and six months ended March 31, 2014, the Income Incentive Fee incurred was $1,656 and $4,688, respectively.

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

The sum of the Income Incentive Fee and Capital Gain Incentive Fee is the “Incentive Fee.”

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the three and six months ended March 31, 2015 and 2014 was $0 and $0, respectively. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through March 31, 2015, the Company has not made any Capital Gain Incentive Fee payments. For the three and six months ended March 31, 2015, the Company accrued a capital gain incentive fee under GAAP of $1,038 and $1,177, respectively. For the three and six months ended March 31, 2014, the Company did not accrue a capital gain incentive fee under GAAP.

As described above, the Incentive Fee will not be paid at any time if, after such payment, the cumulative Incentive Fees paid to date would be greater than the Incentive Fee Cap.

Administration Agreement: Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides the Company with clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company’s day-to-day operations. GBDC reimburses the Administrator the allocable portion (subject to the review and approval of the Board) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and GBDC’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

Included in accounts payable and accrued expenses is $585 and $548 as of March 31, 2015 and September 30, 2014, respectively, for accrued allocated shared services under the Administration Agreement. The administrative service fee expense under the Administration Agreement for the three and six months ended March 31, 2014 was $584 and $1,191, respectively. The administrative service fee expense under the Administration Agreement for the three and six months ended March 31, 2014 was $742 and $1,324, respectively.

Other related party transactions: The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies and rating agency fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2015 were $301 and $457, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2014 were $478 and $801, respectively.

As of March 31, 2015 and September 30, 2014, included in accounts payable and accrued expenses were $224 and $156, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

During the three and six months ended March 31, 2015, the Company sold $83,376 and $99,201, respectively, of investment commitments to SLF at fair value. During the three and six months ended March 31, 2015, the Company sold $0 of investment commitments to SLF at fair value.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 4.	Investments

Investments as of March 31, 2015 and September 30, 2014 consisted of the following:

	As of March 31, 2015			As of September 30, 2014
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$217,391	$214,531	$212,370	$268,136	$265,042	$262,859
One stop	1,057,179	1,042,951	1,042,534	952,359	939,765	940,729
Second lien	59,902	59,115	59,708	59,902	59,086	59,964
Subordinated debt	3,584	3,567	3,523	3,584	3,564	3,710
Subordinated notes in SLF (1)	41,557	41,557	41,557	25,589	25,589	25,589
LLC equity interests in SLF (1)	N/A	15,312	15,458	N/A	9,318	9,242
Equity	N/A	37,526	47,913	N/A	35,216	45,519
Total	$1,379,613	$1,414,559	$1,423,063	$1,309,570	$1,337,580	$1,347,612

(1)	SLF's proceeds from the subordinated notes and LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.

The following tables show the portfolio composition by geographic region at cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of March 31, 2015		As of September 30, 2014
Cost:
United States
Mid-Atlantic	$349,722	24.7%	$306,582	22.9%
Midwest	256,452	18.1	274,923	20.6
West	274,490	19.4	288,915	21.6
Southeast	345,206	24.4	283,935	21.2
Southwest	119,216	8.5	116,105	8.7
Northeast	69,473	4.9	67,120	5.0
Total	$1,414,559	100.0%	$1,337,580	100.0%

Fair Value:
United States
Mid-Atlantic	$344,491	24.2%	$302,159	22.4%
Midwest	259,738	18.3	278,527	20.7
West	278,103	19.5	291,587	21.6
Southeast	346,575	24.4	288,565	21.4
Southwest	122,345	8.6	117,923	8.8
Northeast	71,811	5.0	68,851	5.1
Total	$1,423,063	100.0%	$1,347,612	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The industry compositions of the portfolio at cost and fair value were as follows:

	As of March 31, 2015		As of September 30, 2014
Cost:
Aerospace and Defense	$76,431	5.4%	$75,696	5.6%
Automobile	21,130	1.5	14,630	1.1
Banking	17,478	1.2	17,292	1.3
Beverage, Food and Tobacco	118,591	8.4	119,912	9.0
Buildings and Real Estate	32,558	2.3	28,502	2.1
Cargo Transport	1,935	0.2	1,942	0.1
Chemicals, Plastics and Rubber	6,189	0.4	-	-
Containers, Packaging and Glass	30,995	2.2	31,136	2.3
Diversified Conglomerate Manufacturing	75,351	5.3	73,053	5.5
Diversified Conglomerate Service	177,914	12.6	167,034	12.5
Electronics	121,944	8.6	107,274	8.0
Finance	13,064	0.9	13,059	1.0
Grocery	20,106	1.4	18,056	1.3
Healthcare, Education and Childcare	226,184	16.0	224,961	16.8
Home and Office Furnishings, Housewares and Durable Consumer	7,045	0.5	6,897	0.5
Insurance	19,520	1.4	19,547	1.5
Investment Funds and Vehicles	56,869	4.0	34,907	2.6
Leisure, Amusement, Motion Pictures and Entertainment	50,708	3.6	55,126	4.1
Mining, Steel, Iron and Non-Precious Metals	5,216	0.4	5,136	0.4
Oil and Gas	1,275	0.1	1,310	0.1
Personal and Non-Durable Consumer Products	39,915	2.8	32,065	2.4
Personal, Food and Miscellaneous Services	37,535	2.7	39,815	3.0
Personal Transportation	-	-	-	-
Printing and Publishing	32,218	2.3	30,495	2.3
Retail Stores	175,964	12.4	186,067	13.9
Telecommunications	25,713	1.8	24,865	1.9
Textiles and Leather	5,513	0.4	5,266	0.4
Utilities	17,198	1.2	3,537	0.3
Total	$1,414,559	100.0%	$1,337,580	100.0%

	As of March 31, 2015		As of September 30, 2014
Fair Value:
Aerospace and Defense	$74,005	5.2%	$74,470	5.5%
Automobile	21,397	1.5	14,546	1.1
Banking	17,421	1.2	17,245	1.3
Beverage, Food and Tobacco	118,645	8.3	119,610	8.9
Buildings and Real Estate	32,958	2.3	28,703	2.1
Cargo Transport	1,934	0.1	1,923	0.1
Chemicals, Plastics and Rubber	6,170	0.4	-	-
Containers, Packaging and Glass	31,950	2.2	32,500	2.4
Diversified Conglomerate Manufacturing	76,249	5.4	74,058	5.5
Diversified Conglomerate Service	180,308	12.7	170,397	12.6
Electronics	123,867	8.7	108,695	8.1
Finance	10,509	0.7	10,530	0.8
Grocery	20,360	1.4	18,267	1.3
Healthcare, Education and Childcare	227,736	16.0	227,144	16.8
Home and Office Furnishings, Housewares and Durable Consumer	5,484	0.4	5,241	0.4
Insurance	19,831	1.4	19,844	1.5
Investment Funds and Vehicles	57,015	4.0	34,830	2.6
Leisure, Amusement, Motion Pictures and Entertainment	49,145	3.5	53,922	4.0
Mining, Steel, Iron and Non-Precious Metals	5,255	0.4	5,182	0.4
Oil and Gas	1,291	0.1	1,325	0.1
Personal and Non-Durable Consumer Products	40,783	2.9	32,620	2.4
Personal, Food and Miscellaneous Services	37,955	2.7	40,194	3.0
Personal Transportation	-	-	1,599	0.1
Printing and Publishing	32,765	2.3	30,910	2.3
Retail Stores	181,239	12.8	189,857	14.1
Telecommunications	26,035	1.8	25,098	1.9
Textiles and Leather	5,563	0.4	5,319	0.4
Utilities	17,193	1.2	3,583	0.3
Total	$1,423,063	100.0%	$1,347,612	100.0%

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

SLF is capitalized with subordinated notes and LLC equity interest subscriptions from its members. As of March 31, 2015, the Company and RGA owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests. Additionally, SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”) which as of March 31, 2015 allowed SLF II to borrow up to $150,000 at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2015, SLF had subordinated note commitments from the Company and RGA totaling $100,000, of which approximately $47,494 and $29,245 in aggregate principal amount was funded at March 31, 2015 and September 30, 2014, respectively. As of March 31, 2015, SLF had LLC equity interest subscriptions from the Company and RGA totaling $25,000, of which approximately $17,500 and $10,649 in aggregate was called and contributed as of March 31, 2015 and September 30, 2014, respectively.

As of March 31, 2015 and September 30, 2014, SLF had total assets at fair value of $193,997 and $107,228, respectively. As of March 31, 2015 and September 30, 2014, none of these loans were on non-accrual status. The portfolio companies in SLF are in industries similar to those in which the Company may invest directly. Additionally, as of March 31, 2015 and September 30, 2014, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $12,471 and $10,136, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of March 31, 2015 and September 30, 2014:

	As of March 31, 2015	As of September 30, 2014
Senior secured loans (1)	$189,973	$103,695
Weighted average current interest rate on senior secured loans (2)	5.5%	5.2%
Number of borrowers in SLF	50	31
Largest loan to a single borrower (1)	$9,031	$8,229
Total of five largest loans to borrowers (1)	$40,008	$31,132

(1)	At principal/par amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal/par amount.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

SLF Loan Portfolio as of March 31, 2015
				Current
			Maturity	Interest		Principal/Par	Fair
Portfolio Company	Business Description	Security Type	Date	Rate (1)		Amount	Value (2)
1011778 B.C. ULC (Burger King Worldwide, Inc. )	Beverage, Food and Tobacco	Senior loan	10/2021	4.5%		$2,973	$3,006
5.11, Inc. (3)	Textiles and Leather	Senior loan	02/2020	6.0		3,273	3,281
Acosta, Inc.	Diversified Conglomerate Service	Senior loan	09/2021	5.0		2,993	3,027
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,975	1,973
Aderant North America, Inc.	Diversified Conglomerate Service	Senior loan	12/2018	5.3		4,220	4,220
Advanced Pain Management Holdings, Inc.,	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		7,065	7,065
Advanced Pain Management Holdings, Inc.,	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		483	483
Affordable Care Inc.	Personal, Food and Miscellaneous Services	Senior loan	12/2018	5.5		3,996	3,996
ARG IH Corporation (3)	Beverage, Food and Tobacco	Senior loan	11/2020	4.8		2,140	2,152
Atkins Nutritionals, Inc (3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		6,000	5,985
Atrium Innovations	Personal and Non Durable Consumer Products	Senior loan	02/2021	4.3		3,538	3,476
BJ's Wholesale Club, Inc.	Retail Stores	Senior loan	09/2019	4.5		2,970	2,976
Blue Coat Systems, Inc.	Electronics	Senior loan	05/2019	4.0		1,980	1,982
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,905	1,868
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior loan	07/2019	5.0		8,187	8,197
Brickman Group Ltd. LLC	Farming and Agriculture	Senior loan	12/2020	4.0		1,990	1,985
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.5		5,659	5,659
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.5		412	412
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	5.8		4,440	4,417
Connect Merger Sub, Inc.	Telecommunications	Senior loan	04/2020	4.8		3,955	3,909
CPI Buyer, LLC (Cole-Parmer) (3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,985	5,992
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		6,000	6,032
Dell, Inc.	Electronics	Senior loan	04/2020	4.5		1,975	1,991
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior loan	04/2021	4.5		2,481	2,488
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2017	5.0		2,332	2,332
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,980	3,976
GSDM Holdings Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2019	5.3		1,791	1,791
Hygenic Corporation, The (Performance Health) (3)	Personal and Non Durable Consumer Products	Senior loan	10/2020	6.0		4,527	4,459
Hygenic Corporation, The (Performance Health) (3) (4)	Personal and Non Durable Consumer Products	Senior loan	10/2019	N/A	(5)	-	(4)
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3		3,884	3,884
Mister Car Wash Holdings, Inc.	Automobile	Senior loan	08/2021	5.0		2,985	3,004
National Veterinary Associates, Inc.	Personal, Food and Miscellaneous Services	Senior loan	08/2021	5.0		995	998
Northwestern Management Services, LLC (Gentle Dental)	Healthcare, Education and Childcare	Senior loan	10/2017	6.5		3,941	3,941
Northwestern Management Services, LLC (Gentle Dental)	Healthcare, Education and Childcare	Senior loan	10/2017	7.3		67	67
Northwestern Management Services, LLC (Gentle Dental)	Healthcare, Education and Childcare	Senior loan	10/2017	6.5		47	47
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.0		2,047	1,884
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.0		360	302
Paradigm Management Services, LLC (3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.5		6,216	6,216
Pasternack Enterprises, Inc.	Diversified Conglomerate Manufacturing	Senior loan	12/2017	6.3		1,067	1,067
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,985	1,899
Plano Molding Company, LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	10/2018	5.3		1,792	1,792
Print Payroll Services, LLC	Diversified Conglomerate Service	Senior loan	06/2019	6.0		3,140	3,055
Print Payroll Services, LLC	Diversified Conglomerate Service	Senior loan	06/2019	6.0		362	362
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0		6,744	6,744
Reliant Pro ReHab, LLC (3)	Healthcare, Education and Childcare	Senior loan	06/2017	6.0		4,274	4,274
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	5.0		3,926	3,926
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		128	128
Rubio's Restaurants, Inc (MRCC) (3)	Retail Stores	Senior loan	11/2018	6.0		5,235	5,235
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior loan	12/2016	6.3		4,810	4,810
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	6.0		3,955	3,973
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0		8,497	8,497
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	5.5		965	965
Syncsort Incorporated (3)	Electronics	Senior loan	03/2019	5.8		9,031	9,031
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior loan	10/2019	5.3		2,427	2,427
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior loan	07/2018	5.8		1,422	1,422
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior loan	07/2018	5.8		21	21
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8		2,970	2,599
WII Components, Inc. (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	07/2018	5.5		3,180	3,180
WII Components, Inc. (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	07/2018	6.8		16	16
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3		4,095	4,095
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2018	6.5		164	164
						$189,973	$189,151

(1)	Represents the weighted average annual current interest rate as of March 31, 2015. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at March 31, 2015. As such, no interest is being earned on this investment.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

SLF Loan Portfolio as of September 30, 2014
				Current
			Maturity	Interest	Principal/Par	Fair
Portfolio Company	Business Description	Security Type	Date	Rate (1)	Amount	Value (2)
5.11, Inc. (3)	Textiles and Leather	Senior loan	02/2020	6.0%	$3,290	$3,294
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5	1,985	1,975
ARG IH Corporation (3)	Beverage, Food and Tobacco	Senior loan	11/2020	4.8	2,151	2,152
Atrium Innovations	Personal and Non Durable Consumer Products	Senior loan	02/2021	4.3	3,556	3,498
BJ's Wholesale Club, Inc.	Retail Stores	Senior loan	09/2019	4.5	2,985	2,944
Blue Coat Systems, Inc.	Electronics	Senior loan	05/2019	4.0	1,990	1,958
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0	1,915	1,886
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior loan	07/2019	5.0	8,229	8,215
Connect Merger Sub, Inc.	Telecommunications	Senior loan	04/2020	4.8	3,975	3,943
Dell, Inc.	Electronics	Senior loan	04/2020	4.5	1,985	1,974
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior loan	04/2021	4.5	2,494	2,491
Diversified Foodservice Supply, Inc. (3)	Beverage, Food and Tobacco	Senior loan	12/2018	5.8	4,194	4,194
El Pollo Loco Inc. (3)	Personal, Food and Miscellaneous Services	Senior loan	10/2018	5.3	4,740	4,758
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8	4,000	3,972
GSDM Holdings Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2019	5.3	1,800	1,800
Nuveen Investments, Inc.	Finance	Senior loan	05/2017	4.2	3,000	2,997
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	5.8	2,058	2,058
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	5.8	468	468
Paradigm Management Services, LLC (3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.5	6,247	6,247
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0	1,995	1,925
Plano Molding Company, LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	10/2018	5.3	1,827	1,827
Print Payroll Services, LLC	Diversified Conglomerate Service	Senior loan	06/2019	5.6	2,950	2,950
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior loan	12/2016	6.3	4,939	4,939
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior loan	12/2016	6.3	428	428
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	4.3	3,975	3,905
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0	6,324	6,324
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	5.5	970	970
Syncsort Incorporated (3)	Electronics	Senior loan	03/2019	5.8	4,966	4,966
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior loan	10/2019	5.0	2,439	2,439
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior loan	07/2018	6.3	1,429	1,429
U.S. Water Services, Inc.	Utilities	Senior loan	08/2018	5.8	3,461	3,461
U.S. Water Services, Inc.	Utilities	Senior loan	08/2018	6.8	386	386
U.S. Water Services, Inc.	Utilities	Senior loan	08/2018	5.8	165	165
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,985	2,981
WII Components, Inc. (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	07/2018	5.5	3,394	3,378
WII Components, Inc. (3) (4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	07/2018	N/A (5)	-	(1)
					$103,695	$103,296

(1)	Represents the weighted average annual current interest rate as of September 30, 2014. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.
(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.
(4)	The negative fair value is the result of the unfunded commitment being valued below par.
(5)	The entire commitment was unfunded at September 30, 2014. As such, no interest is being earned on this investment.

The Company has committed to fund $87,500 of subordinated notes and $21,875 of LLC equity interest subscriptions to SLF. The amortized cost and fair value of the subordinated notes held by the Company was $41,557 and $41,557, respectively, as of March 31, 2015, and $25,589 and $25,589, respectively, as of September 30, 2014. As of March 31, 2015, the subordinated notes pay a weighted average interest rate of three-month London Interbank Offered Rate (“LIBOR”) plus 8.0%. For the three and six months ended March 31, 2015, the Company earned interest income on the subordinated notes of $652 and $1,202, respectively. For the three and six months ended March 31, 2014, the Company earned interest income on the subordinated notes of $556 and $737, respectively. As of March 31, 2015 and September 30, 2014, $15,312 and $9,318 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed. For the three and six months ended March 31, 2015, the Company received $314 and $314 in dividend income from the SLF LLC equity interests, respectively. For the three and six months ended March 31, 2014, the Company received $0 and $0 in dividend income from the SLF LLC equity interests, respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Below is certain summarized financial information for SLF as of March 31, 2015 and September 30, 2014 and for the three and six months ended March 31, 2015 and 2014:

	As of March 31, 2015	As of September 30, 2014
Selected Balance Sheet Information:
Investments in loans receivable, at fair value	$189,151	$103,296
Cash and other assets	4,846	3,932
Total assets	$193,997	$107,228

Senior credit facility	$121,300	$66,600
Payable for open trades	6,000	-
Other liabilities	1,537	822
Total liabilities	128,837	67,422
Subordinated notes and members' equity	65,160	39,806
Total liabilities and net assets	$193,997	$107,228

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Selected Statement of Operations Information:
Interest income	$2,041	$778	$3,641	$1,111
Fee income	2	2	4	2
Total investment income	2,043	780	3,645	1,113

Interest expense	1,408	749	2,516	955
Administrative service fee	49	36	96	52
Management and incentive fees	-	-	-	-
Other expenses	23	25	48	34
Total expenses	1,480	810	2,660	1,041
Net investment income	563	(30)	985	72

Net change in unrealized appreciation (depreciation) on investments and subordinated notes	80	(515)	(372)	127
Net increase (decrease) in net assets	$643	$(545)	$613	$199

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 5.	Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is a company in which the Company owns more than 25% of its voting securities. Transactions related to our investments with both controlled and non-controlled affiliates for the six months ended March 31, 2015 were as follows:

Portfolio	Fair value at	Purchases	Redemptions	Sales	Discount	Net realized	Net unrealized	Fair value at	Interest and	Dividend
Company	September 30, 2014	(cost)	(cost)	(cost)	accretion	gains / (losses)	gains / (losses)	March 31, 2015	fee income	income
Controlled Affiliates
Senior Loan Fund LLC *	$34,831	$21,962	$-	$-	$-	$-	$222	$57,015	$1,202	$314
Non-Controlled Affiliates
Barcelona Restaurants, LLC	3,080	-	-	-	-	-	671	3,751	-	-
Total Controlled and Non-Controlled Affiliates	$37,911	$21,962	$-	$-	$-	$-	$893	$60,766	$1,202	$314

*	Together with RGA, the Company co-invests through SLF. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owns more than 25% of the voting securities of SLF (even though these "voting securities" do not afford the Company the right to elect directors of SLF or any other special rights), the Company does not believe that it has control over SLF for purposes of the 1940 Act or otherwise.

Note 6.	Fair Value Measurements

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2015 and 2014. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2015 and September 30, 2014, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

All secured borrowings as of March 31, 2015 and September 30, 2014 were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

The following tables present fair value measurements of the Company’s investments and secured borrowings and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2015 and September 30, 2014:

As of March 31, 2015:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$1,359,692	$1,359,692
Equity investments(1)	-	-	63,371	63,371
Money market funds (1)(2)	45,161	-	-	45,161
Total assets:	$45,161	$-	$1,423,063	$1,468,224
Secured borrowings:	$-	$-	$372	$372

As of September 30, 2014:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$1,292,851	$1,292,851
Equity investments(1)	-	-	54,761	54,761
Money market funds (1)(2)	37,199	-	-	37,199
Total assets:	$37,199	$-	$1,347,612	$1,384,811
Secured borrowings:	$-	$-	$389	$389

(1)	Refer to the consolidated schedules of investments for further details.

(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated statements of financial condition.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2015 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held as of March 31, 2015 was $1,122 and $4,075, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2014 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held as of March 31, 2014 was $1,183 and $4,801, respectively.

The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the six months ended March 31, 2015 and 2014:

	For the six months ended March 31, 2015
	Debt Investments	Equity Investments	Total Investments	Secured borrowings

Fair value, beginning of period	$1,292,851	$54,761	$1,347,612	$389

Net change in unrealized appreciation (depreciation) on investments	(1,834)	306	(1,528)	-
Net change in unrealized appreciation (depreciation) on secured borrowings	-	-	-	(1)
Realized gain (loss) on investments	611	5,638	6,249	-
Fundings of revolving loans, net	4,261	-	4,261	-
Fundings of investments	280,189	10,145	290,334	-
PIK interest	584	-	584	-
Proceeds from principal payments and sales of portfolio investments	(220,460)	(7,479)	(227,939)	-
Proceeds from secured borrowings	-	-	-	-
Repayments on secured borrowings	-	-	-	(17)
Accretion of discounts and amortization of premiums	3,490	-	3,490	1

Fair value, end of period	$1,359,692	$63,371	$1,423,063	$372

	For the six months ended March 31, 2014
	Debt Investments	Equity Investments	Total Investments	Secured borrowings

Fair value, beginning of period	$990,172	$34,473	$1,024,645	$8,809

Net change in unrealized appreciation on investments	2,168	5,141	7,309	-
Net change in unrealized appreciation on secured borrowings	-	-	-	88
Realized gain / (loss) gain on investments	(4,435)	(472)	(4,907)	-
Fundings of revolving loans, net	(2,295)	-	(2,295)	-
Fundings of investments	424,369	8,747	433,116	-
PIK interest	(582)	-	(582)	-
Proceeds from principal payments and sales of portfolio investments	(205,039)	(2,297)	(207,336)	-
Proceeds from secured borrowings	-	-	-	23,365
Repayments on secured borrowings	-	-	-	(14,095)
Amortization of discount and premium	3,647	-	3,647	55

Fair value, end of period	$1,208,005	$45,592	$1,253,597	$18,222

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments and secured borrowings as of March 31, 2015 and September 30, 2014.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)(2)(3)	$172,298	Market rate approach	Market interest rate	4.5% - 27.8% (6.5%)
		Market comparable companies	EBITDA multiples	4.5x - 17.5x (10.6x)

Subordinated Notes of SLF	$41,557	Discounted cash flow analysis	Discount rate	8.2%

One stop loans (1)(4)(5)	$990,144	Market rate approach	Market interest rate	7.0% - 11.0% (16.2%)
		Market comparable	EBITDA multiples (6)	4.5x - 30.0x (10.1x)
		companies	Revenue multiples (6)	1.5x - 11.0x (4.7x)

Subordinated and second lien loans (1)(7)	$42,231	Market rate approach	Market interest rate	9.0% - 13.5% (9.5%)
		Market comparable companies	EBITDA multiples	7.5x - 16.3x (12.3x)

Equity securities (8)	$47,913	Market comparable companies	EBITDA multiples (9) Revenue multiples (9)	4.5x - 17.3x (10.2x) 2.0x - 7.0x (3.2x)

Liabilities:
Secured borrowings (10)	$372	Market rate approach	Market interest rate	6.0%
		Market comparable companies	EBITDA multiples	30.0x

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of March 31, 2015 was determined using the market rate approach.
(2)	Excludes $40,067 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(3)	Excludes $5 of non-accrual loans at fair value, which the Company valued on a liquidation basis.
(4)	Excludes $49,186 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(5)	Excludes $3,204 of non-accrual loans at fair value, which the Company valued on a liquidation basis.
(6)	The Company valued $824,036 and $166,108 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(7)	Excludes $21,000 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(8)	Excludes $15,458 of LLC equity interests in SLF at fair value, which the Company valued using the net asset value.
(9)	The Company valued $44,886 and $3,027 of equity investments using EBITDA and revenue multiples, respectively.
(10)	The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of March 31, 2015 was determined using the market rate approach.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)(2)(3)	$227,431	Market rate approach	Market interest rate	4.5% - 33.8% (7.3%)
		Market comparable	EBITDA multiples (4)	5.0x - 14.8x (9.1x)
		companies	Revenue multiples (4)	0.8x - 4.3x (3.1x)

Subordinated Notes of SLF	$25,589	Discounted cash flow analysis	Discount rate	8.0%

One stop loans (1)(5)(6)	$883,582	Market rate approach	Market interest rate	5.0% - 43.3% (8.2%)
		Market comparable	EBITDA multiples (7)	5.5x - 30.0x (9.8x)
		companies	Revenue multiples (7)	2.8x - 11.0x (6.1x)

Subordinated and second lien loans (8)	$42,418	Market rate approach	Market interest rate	9.0% - 12.0% (8.9%)
		Market comparable companies	EBITDA multiples	9.0x - 16.3x (12.4x)

Equity securities (9)	$45,519	Market comparable	EBITDA multiples (10)	4.5x - 18.0x (10.0x)
		companies	Revenue multiples (10)	2.8x - 3.8x (3.5x)

Liabilities:
Secured borrowings (11)	$389	Market rate approach	Market interest rate	6.0%
		Market comparable companies	EBITDA multiples	30.0x

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2014 was determined using the market rate approach.
(2)	Excludes $35,423 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(3)	Excludes $5 of non-accrual loans at fair value, which the Company valued on a liquidation basis.
(4)	The Company valued $180,334 and $47,097 of senior secured loans using EBITDA and revenue multiples, respectively. All senior secured loans were also valued using the market rate approach.
(5)	Excludes $55,280 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(6)	Excludes $1,867 of loans at fair value, which the Company valued on a liquidation basis.
(7)	The Company valued $800,306 and $83,276 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(8)	Excludes $21,256 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(9)	Excludes $9,242 of LLC equity interests in SLF at fair value, which the Company valued using the net asset value.
(10)	The Company valued $43,518 and $2,001 of equity securities using EBITDA and revenue multiples, respectively.
(11)	The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2014 was determined using the market rate approach.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of March 31, 2015 and September 30, 2014. Fair value is estimated using Level 3 inputs by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of March 31, 2015		As of September 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt	$754,450	$751,514	$697,150	$693,869

Note 7.	Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of March 31, 2015, the Company’s asset coverage for borrowed amounts was 234.6%.

Debt Securitizations: On July 16, 2010, the Company completed a $300,000 term debt securitization (“as amended, 2010 Debt Securitization”). The notes (“2010 Notes”) offered in the 2010 Debt Securitization were issued by the 2010 Issuer, a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A 2010 Notes and Class B 2010 Notes are secured by the assets held by the 2010 Issuer. The 2010 Debt Securitization consists of $203,000 of Aaa/AAA Class A 2010 Notes of the 2010 Issuer which, as amended, bear interest at three-month LIBOR plus 1.74%. The $12,000 face amount of Class B 2010 Notes bears interest at a rate of three-month LIBOR plus 2.40%. In partial consideration for the loans transferred to the 2010 Issuer as part of the 2010 Debt Securitization, Holdings currently retains all of the Subordinated 2010 Notes and all of the membership interests in the 2010 Issuer, which Holdings initially purchased for two hundred and fifty dollars. The Class A 2010 Notes and Class B 2010 Notes are included in the March 31, 2015 and September 30, 2014 consolidated statements of financial condition as debt of the Company. As of March 31, 2015 and September 30, 2014, the Subordinated 2010 Notes were eliminated in consolidation.

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

As of March 31, 2015 and September 30, 2014, there were 79 and 85 portfolio companies with a total fair value of $334,186 and $337,763, respectively, securing the 2010 Notes.

The interest charged under the 2010 Debt Securitization is based on three-month LIBOR, which as of March 31, 2015 was 0.3%. For the three and six months ended March 31, 2015 and 2014, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

As of March 31, 2015 and September 30, 2014, there were 79 and 85 portfolio companies with a total fair value of $334,186 and $337,763, respectively, securing the 2010 Notes. The pool of loans in the 2010 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2010 Debt Securitization is based on three-month LIBOR, which as of March 31, 2015 was 0.3%. For the three and six months ended March 31, 2015 and 2014, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2015	2014	2015	2014
Stated interest expense	$1,090	$1,083	$2,193	$2,152
Amortization of debt issuance costs	223	141	451	283
Total interest and other debt financing expenses	$1,313	$1,224	$2,644	$2,435
Cash paid for interest expense	$1,103	$1,109	$2,196	$2,113
Annualized average stated interest rate	2.1%	2.0%	2.0%	2.0%
Average outstanding balance	$215,000	$215,000	$215,000	$211,703

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A and B 2010 Notes are as follows:

Description	Class A 2010 Notes	Class B 2010 Notes

Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$203,000	$12,000
Moody's Rating	"Aaa"	"Aa"
S&P Rating	"AAA"	"AA"
Interest Rate	LIBOR + 1.74%	LIBOR + 2.40%
Stated Maturity	July 20, 2023	July 20, 2023

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversifed portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization consists of $191,000 of Aaa/AAA Class A-1 2014 Notes which bear interest at three-month LIBOR plus 1.75%, $20,000 of Aaa/AAA Class A-2 2014 Notes which bear interest at a rate of three-month LIBOR plus 1.45% through December 4, 2015 and three-month LIBOR plus 1.95% thereafter and $35,000 of Aa2/AA Class B 2014 Notes which bear interest at a rate of three-month LIBOR plus 2.50%. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received $119,069 of LLC equity interests in the 2014 Issuer. The Company retained all of the Class C 2014 Notes and LLC equity interests totaling $37,500 and $119,069, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the March 31, 2015 consolidated statements of financial condition as debt of the Company. As of March 31, 2015, the Class C 2014 Notes and LLC equity interests were eliminated in consolidation.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

As of March 31, 2015 and September 30, 2014, there were 71 and 69 portfolio companies with a total fair value of $389,609 and $371,764, respectively, securing the 2014 Notes.

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR, which as of March 31, 2015 was 0.3%. For the three and six months ended March 31, 2015 and 2014, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2015	2014	2015	2014
Stated interest expense	$1,281	N/A	$2,571	N/A
Amortization of debt issuance costs	158	N/A	318	N/A
Total interest and other debt financing expenses	$1,439	N/A	$2,889	N/A
Cash paid for interest expense	$1,285	N/A	$3,296	N/A
Annualized average stated interest rate	2.1%	N/A	2.1%	N/A
Average outstanding balance	$246,000	N/A	$246,000	N/A

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1, A-2 and B 2014 Notes are as follows:

Description	Class A-1 2014 Notes	Class A-2 2014 Notes	Class B 2014 Notes

Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$191,000	$20,000	$35,000
Moody's Rating	"Aaa"	"Aaa"	"Aa2"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 1.75%	LIBOR + 1.45% (1)	LIBOR + 2.50%
Stated Maturity	April 25, 2026	April 25, 2026	April 25, 2026

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

As part of each of the 2010 Debt Securitization and the 2014 Debt Securitization, the Company entered into master loan sale agreements under which the Company agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2010 Issuer and the 2014 Issuer, as applicable, and to purchase or otherwise acquire the Subordinated 2010 Notes and the LLC equity interests in the 2014 Issuer, as applicable. The 2010 Notes (other than the 2010 Subordinated Notes) and the 2014 Notes are the secured obligations of the 2010 Issuer and 2014 Issuer, respectively, and indentures governing each of the 2010 Notes and the 2014 Notes include customary covenants and events of default. The pool of loans in the 2010 Debt Securitization and the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The licenses allow GBDC’s SBICs to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to GBDC, have interest payable semiannually and a ten-year maturity. The interest rate is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225,000 and the maximum amount that may be issued by a single SBIC licensee is $150,000. As of March 31, 2015, SBIC IV and SBIC V had $150,000 and $58,750 of outstanding SBA-guaranteed debentures, respectively, leaving incremental borrowing capacity of $16,250 for SBIC V under present SBIC regulations. As of September 30, 2014, SBIC IV and SBIC V had $150,000 and $58,750, respectively, of outstanding SBA-guaranteed debentures.

SBIC IV and SBIC V may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of March 31, 2015, GBDC had committed and funded $75,000 to SBIC IV and SBIC IV had SBA-guaranteed debentures of $150,000 outstanding that mature between March 2021 and September 2024. As of March 31, 2015, the Company had committed and funded $37,500 to SBIC V, and SBIC V had SBA-guaranteed debentures of $58,750 outstanding that mature between September 2023 and September 2024.

The interest rate on $208,750 of outstanding debentures is fixed at an average annualized interest rate of 3.7%. For the three and six months ended March 31, 2015 and 2014, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2015	2014	2015	2014
Stated interest expense	$1,892	$1,623	$3,827	$3,216
Amortization of debt issuance costs	476	230	964	456
Total interest and other debt financing expenses	$2,368	$1,853	$4,791	$3,672
Cash paid for interest expense	$3,791	$3,079	$3,791	$3,079
Annualized average stated interest rate	3.7%	3.3%	3.7%	3.4%
Average outstanding balance	$208,750	$197,741	$208,750	$190,060

Revolving Credit Facility: On July 21, 2011, Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which as of March 31, 2015 allowed Funding to borrow up to $150,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The Credit Facility is collateralized by all of the assets held by Funding, and GBDC has pledged its interests in Funding as collateral to Wells Fargo Bank, N.A., as the collateral agent, under an ancillary agreement to secure the obligations of GBDC as the transferor and servicer under the Credit Facility. Both GBDC and Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Credit Facility is subject to the leverage restrictions contained in the 1940 Act.

The Company plans to transfer certain loans and debt securities it has originated or acquired from time to time to Funding through a purchase and sale agreement and may cause Funding to originate or acquire loans in the future, consistent with the Company’s investment objectives.

As of March 31, 2015 and September 30, 2014, the Company had outstanding debt under the Credit Facility of $84,700 and $27,400, respectively. For the three and six months ended March 31, 2015, the Company had borrowings on the Credit Facility of $76,550 and $110,100 and repayments on the Credit Facility of $36,750 and $52,800, respectively. For the three and six months ended March 31, 2014, the Company had borrowings on the Credit Facility of $138,850 and $325,450 and repayments on the Credit Facility of $150,800 and $201,050, respectively. For the three and six months ended March 31, 2015 and 2014, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2015	2014	2015	2014
Stated interest expense	$366	$993	$508	$1,633
Facility fees	287	108	449	276
Amortization of debt issuance costs	183	84	332	155
Total interest and other debt financing expenses	$836	$1,185	$1,289	$2,064
Cash paid for interest expense	$580	$1,088	$850	$1,672
Annualized average stated interest rate	2.5%	2.4%	2.5%	2.4%
Average outstanding balance	$60,461	$165,011	$41,554	$133,950

Revolver: On November 22, 2013, Revolver Funding, a wholly-owned subsidiary of GBDC, entered into a $15,000 revolving line of credit (“Revolver”), which may be increased up to $30,000, with The PrivateBank and Trust Company (“PrivateBank”).

Effective November 24, 2014, GBDC and Revolver Funding amended the Revolver to, among other things,(a) extend the stated maturity date from November 22, 2019 to November 22, 2020 and (b) extend the term under which borrowings under the Revolver bear an interest rate of either one-month, two-month or three-month LIBOR plus 3.50% per annum or PrivateBank’s prime rate plus 1.50% per annum through November 22, 2015 from November 22, 2014 and one-month, two-month or three-month LIBOR plus 2.50% per annum or PrivateBank’s prime rate plus 0.50% per annum for the period subsequent to November 22, 2015.

The Revolver is collateralized by all of the assets held by Revolver Funding. Both GBDC and Revolver Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Revolver is subject to the leverage restrictions contained in the 1940 Act. In addition, the Company pays a fee of 0.25% per annum on any unused portion of the Revolver.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

As of March 31, 2015 and September 30, 2014, the Company had no outstanding debt under the Revolver. For the three and six months ended March 31, 2015, the Company had no borrowings and repayments on the Revolver. For the three and six months ended March 31, 2014, the Company had borrowings of $1,300 and repayments of $500 on the Revolver. For the three and six months ended March 31, 2015 and 2014, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2015	2014	2015	2014
Stated interest expense	$-	$5	$-	$5
Facility fees	9	9	19	13
Amortization of debt issuance costs	48	5	70	6
Total interest and other debt financing expenses	$57	$19	$89	$24
Cash paid for interest expense	$9	$13	$19	$17
Annualized average stated interest rate	N/A	3.7%	N/A	3.7%
Average outstanding balance	$-	$599	$-	$296

The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility and Revolver) for the three and six months ended March 31, 2015 was $730,211 and $711,304, respectively. The average total debt outstanding (including the debt under the Debt Securitization, SBA debentures, Credit Facility and Revolver) for the three and six months ended March 31, 2014 was $578,351 and $536,009, respectively.

For the three and six months ended March 31, 2015, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.3% and 3.3%, respectively. For the three and six months ended March 31, 2014, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.0% and 3.1%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2015 is as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

2010 Debt Securitization	$215,000	$-	$-	$-	$215,000
2014 Debt Securitization	246,000	-	-	-	246,000
SBA debentures	208,750	-	-	-	208,750
Credit Facility	84,700	-	-	84,700	-
Revolver	-	-	-	-	-

Total borrowings	$754,450	$-	$-	$84,700	$669,750

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

As of March 31, 2015 and September 30, 2014, the Company recognized secured borrowings at fair value of $372 and $389, respectively, and the fair values of the loans that are associated with these secured borrowings was $1,291 and $1,325, respectively. These secured borrowings were the result of the Company’s completion of partial sales of one stop loans associated with two portfolio companies that did not meet the definition of a “participating interest”. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings.

During the three and six months ended March 31, 2015, there were no partial loan sales, no fundings on revolving and delayed draw secured borrowings and repayments on secured borrowings totaled $9 and $17, respectively. During the three and six months ended March 31, 2014, there were partial loan sales totaling $2,068 and $10,295, respectively, net fundings of revolving and delayed draw secured borrowings totaling $1,860 and $1,953, respectively, and repayments on secured borrowings totaled $96 and $2,978, respectively.

For the three and six months ended March 31, 2015, the effective annualized average interest rate on secured borrowings, which includes amortization of original issuance costs, was 4.5% and 4.5%, interest expense was $4 and $8 and amortization of original issue discount was $1 and an amount less than $1, respectively. For the three and six months ended March 31, 2014, the effective annualized average interest rate on secured borrowings, which includes amortization of original issuance costs, was 6.7% and 6.3%, interest expense was $246 and $382 and amortization of original issue discount was $13 and $55, respectively.

Note 8.	Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $135,203 and $124,548 under various undrawn revolvers and other credit facilities as of March 31, 2015 and September 30, 2014, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company has engaged and, in the future, may engage again in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

Legal proceedings: In the normal course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any disposition will have a material adverse effect on the Company’s consolidated financial statements.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 9.	Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data(1):	2015	2014
Net asset value at beginning of period	$15.55	$15.21
Net increase in net assets as a result of public offering	-	0.18
Dividends and distributions declared	(0.64)	(0.64)
Net investment income	0.60	0.62
Net realized gain (loss) on investments	0.13	(0.12)
Net change in unrealized appreciation (depreciation) on investments	(0.03)	0.16
Net asset value at end of period	$15.61	$15.41

Per share market value at end of period	$17.55	$17.84
Total return based on market value(2)	14.04%	6.70%
Total return based on average net asset value/members' equity *	8.99%	8.73%
Shares outstanding at end of period	47,225,212	46,857,608

Ratios/Supplemental Data:

Ratio of expenses (without incentive fees) to average net assets/members' equity *	6.63%	5.90%
Ratio of incentive fees to average net assets/members' equity *	0.91%	1.41%
Ratio of total expenses to average net assets/members' equity *	7.54%	7.31%
Ratio of net investment income to average net assets/members' equity	7.71%	8.03%

Net assets at end of period	$737,392	$721,930
Average debt outstanding	$711,304	$536,009
Average debt outstanding per share	$15.06	$11.44
Asset coverage ratio (3)	234.55%	285.50%
Portfolio turnover *	32.83%	35.63%

*	Annualized for a period less than one year.
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return based on market value assumes dividends are reinvested.
(3)	In accordance with the 1940 Act, with certain limited exceptions (including the Company’s exemptive relief related to SBA debentures), the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 10.	Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months and six ended March 31, 2015 and 2014:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Earnings available to stockholders	$17,861	$14,089	$33,033	$28,926
Basic and diluted weighted average shares outstanding	47,174,501	43,754,776	47,147,555	43,517,433
Basic and diluted earnings per common share	$0.38	$0.32	$0.70	$0.66

Note 11.	Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during six months ended March 31, 2015 and 2014:

			Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

Six months ended March 31, 2015
02/3/2015	03/20/2015	03/27/2015	$0.32	$14,187	53,694	$908
11/17/2014	12/18/2014	12/29/2014	$0.32	$14,193	52,020	$885

Six months ended March 31, 2014
02/04/2014	03/17/2014	03/28/2014	$0.32	$13,326	32,033	$539
11/26/2013	12/17/2013	12/27/2013	$0.32	$13,092	42,643	$758

Note 12.	Subsequent Events

On April 10, 2015, the Company priced a public offering of 3,500,000 shares of its common stock at a public offering price of $17.42 per share, raising $60,970 in gross proceeds. On April 15, 2015, the transaction closed, the shares were issued, and proceeds, net of underwriting discounts and commissions but before expenses, of $59,115 were received. The Company also granted the underwriters an option to purchase up to an additional 525,000 shares of common stock. Mr. William M. Webster IV, one of the Company’s directors, purchased 5,000 shares in this offering at the public offering price per share.

On May 7, 2015, the Company sold an additional 502,292 shares of its common stock at a public offering price of $17.42 per share pursuant to the underwriters’ partial exercise of the option granted in connection with the public offering in April 2015.

On May 11, 2015, the Company’s Board declared a quarterly distribution of $0.32 per share payable on June 29, 2015 to holders of record as of June 18, 2015.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the effect of investments that we expect to make and the competition for those investments;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with, GC Advisors LLC, or GC Advisors, and other affiliates of Golub Capital Incorporated and Golub Capital LLC, collectively, Golub Capital;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	general economic trends and other external factors;
•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;
•	general price and volume fluctuations in the stock markets;
•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder; and
•	the effect of changes to tax legislation and our tax position.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured, one stop, second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle market companies with over $10.0 billion in capital under management as of March 31, 2015, (2) selecting investments within our core middle market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent.

Under an investment advisory agreement, or the Investment Advisory Agreement, which was most recently reapproved by our board of directors in May 2015, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of March 31, 2015 and September 30, 2014, our portfolio at fair value was comprised of the following:

	As of March 31, 2015		As of September 30, 2014
	Investments	Percentage of	Investments	Percentage of
Investment	at Fair Value	Total	at Fair Value	Total
Type	(In thousands)	Investments	(In thousands)	Investments
Senior secured	$212,370	14.9%	$262,859	19.5%
One stop	1,042,534	73.3	940,729	69.8
Second lien	59,708	4.2	59,964	4.4
Subordinated debt	3,523	0.2	3,710	0.3
Subordinated notes in SLF (1)	41,557	2.9	25,589	1.9
LLC equity interests in SLF (1)	15,458	1.1	9,242	0.7
Equity	47,913	3.4	45,519	3.4

Total	$1,423,063	100.0%	$1,347,612	100.0%

(1)	SLF's proceeds from the subordinated notes and LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2015, one stop loans included $166.1 million of late stage lending loans at fair value. During the three months ended December 31, 2014, we recharacterized $47.1 million of late stage lending loans at fair value from senior secured loans to one stop loans.

As of March 31, 2015 and September 30, 2014, we had debt and equity investments in 146 and 145 portfolio companies, respectively, and investments in subordinated notes and limited liability company, or LLC, equity interests in SLF.

The weighted average annualized income yield and weighted average annualized investment income yield of our income producing debt investments, which represented nearly 100% of our debt investments, for the three and six months ended March 31, 2015 and 2014 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2015	2014	2015	2014
Weighted average annualized income yield (1)	7.9%	8.0%	7.8%	8.1%
Weighted average annualized investment income yield (2)	8.4%	8.6%	8.3%	8.7%

(1)	Represents income from interest and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.

(2)	Represents income from interest, fees and amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies—Revenue Recognition”.

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

GC Advisors, as collateral manager for Golub Capital BDC CLO 2014 LLC, or the 2014 Issuer, under a collateral management agreement, or the 2014 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2014 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. This fee, which is less than the management fee payable under the Investment Advisory Agreement, is paid directly by the 2014 Issuer to GC Advisors and offset against such management fee. Under the 2014 Collateral Management Agreement, the term ‘‘collection period’’ refers to a quarterly period running from the day after the end of the prior collection period to the tenth business day prior to the payment date. In addition, the 2014 Issuer paid Wells Fargo Securities, LLC a structuring and placement fee for its services in connection with the initial structuring of a $402.6 million term debt securitization, or the 2014 Debt Securitization. The 2014 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2014 Debt Securitization.

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

Recent Developments

On April 10, 2015, we priced a public offering of 3,500,000 shares of our common stock at a public offering price of $17.42 per share, raising approximately $60.1 million in gross proceeds. On April 15, 2015, the transaction closed, the shares were issued, and proceeds, net of underwriting discounts and commissions but before expenses, of $59.1 million were received. We have also granted the underwriters an option to purchase up to an additional 525,000 shares of common stock. Mr. William M. Webster IV, one of our directors, purchased 5,000 shares in this offering at the public offering price per share.

On May 7, 2015, we sold an additional 502,292 shares of our common stock at a public offering price of $17.42 per share pursuant to the underwriters’ partial exercise of the option granted in connection with the public offering in April 2015.

On May 11, 2015, our board of directors declared a quarterly distribution of $0.32 per share of our common stock payable on June 29, 2015 to holders of record as of June 18, 2015.

Consolidated Results of Operations

Consolidated operating results for the three and six months ended March 31, 2015 and 2014 are as follows:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(In thousands)			(In thousands)

Interest income	$25,017	$22,681	$2,336	$50,116	$45,072	$5,044
Income from accretion of discounts and origination fees	1,820	1,740	80	3,490	3,647	(157)
Interest income from subordinated notes in SLF	652	556	96	1,202	737	465
Dividend income	377	262	115	395	278	117
Fee income	595	21	574	803	1,105	(302)

Total investment income	28,461	25,260	3,201	56,006	50,839	5,167

Total expenses	14,707	11,908	2,799	27,695	24,227	3,468

Net investment income	13,754	13,352	402	28,311	26,612	1,699

Net realized (losses) gains on investments	4,523	87	4,436	6,249	(4,907)	11,156
Net change in unrealized appreciation (depreciation) on investments and secured borrowings	(416)	650	(1,066)	(1,527)	7,221	(8,748)

Net income	$17,861	$14,089	$3,772	$33,033	$28,926	$4,107

Average earning portfolio company investments, at fair value	$1,354,214	$1,176,553	$177,661	$1,337,503	$1,133,808	$203,695

Average debt outstanding (1)	$730,211	$578,351	$151,860	$711,304	$536,009	$175,295

(1)	For the three and six months ending March 31, 2015, we have excluded $0.4 million of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meet the definition of a "participating interest", as defined in the guidance to ASC Topic 860.

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income increased from the three months ended March 31, 2014 to the three months ended March 31, 2015 by $3.2 million primarily as a result of an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $177.7 million and an increase in fee income of $0.6 million. These increases were partially offset by market yield compression on new investments as highlighted in the table below.

Investment income increased from the six months ended March 31, 2014 to the six months ended March 31, 2015 by $5.2 million primarily as a result of an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $203.7 million and an increase in interest income earned on the subordinated notes in SLF of $0.5 million. These increases were partially offset by market yield compression on new investments as highlighted in the table below.

The annualized income yield by security type for the three and six months ended March 31, 2015 and 2014 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2015	2014	2015	2014
Senior secured	6.3%	7.0%	6.3%	7.1%
One stop	8.1%	8.2%	8.1%	8.4%
Second lien	9.6%	9.8%	9.5%	10.8%
Subordinated debt	8.5%	8.8%	8.4%	12.0%
Subordinated notes in SLF (1)	8.3%	7.2%	8.3%	6.1%

(1) SLF's proceeds from the subordinated notes were utilized by SLF to fund senior secured loans.

Annualized income yields on senior secured and one stop loans have declined for the three and six months ended March 31, 2015 compared to the three and six months ended March 31, 2014 primarily due to a general trend of interest rate compression on new investments. The decrease in yield on second lien debt is primarily attributable to repayments of high yielding second lien investments since March 31, 2014 and the inclusion of $0.4 million of prepayment fees during the six months ended March 31, 2014. The decrease in yield on subordinated debt is primarily due to repayments in subordinated debt investments and the lower current yield on the two remaining subordinated debt investments as of March 31, 2015 as shown in the Consolidated Schedule of Investments. The income yield on subordinated notes of SLF increased for the three and six months ended March 31, 2015 compared to the three and six months ended March 31, 2014 as the spread on the subordinated notes was increased to the London Interbank Offered Rate, or LIBOR, plus 8.0% from LIBOR plus 4.0% subsequent to the closing of SLF’s senior secured revolving credit facility, or, as amended, the SLF Credit Facility, with Wells Fargo Bank, N.A, in January 2014.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(In thousands)			(In thousands)

Interest and other debt financing expenses	$6,017	$4,540	$1,477	$11,711	$8,632	$3,079
Base management fee	4,855	4,185	670	9,677	8,009	1,668
Income Incentive Fee	1,220	1,656	(436)	2,152	4,688	(2,536)
Capital gain incentive fee accrued under GAAP	1,038	-	1,038	1,177	-	1,177
Professional fees	840	640	200	1,469	1,298	171
Administrative service fee	584	742	(158)	1,191	1,324	(133)
General and administrative expenses	153	145	8	318	276	42

Total expenses	$14,707	$11,908	$2,799	$27,695	$24,227	$3,468

Interest expense and debt facility fees increased by $1.5 million from the three months ended March 31, 2014 to the three months ended March 31, 2015 primarily due to an increase in weighted average of outstanding borrowings from $578.4 million for the three months ended March 31, 2014 to $730.2 million for the three months ended March 31, 2015. The increase in our debt was primarily driven by the issuance of $246.0 million of notes pursuant to the 2014 Debt Securitization. These increases were partially offset by a decrease in our use of debt under the senior secured revolving credit facility, or the Credit Facility, entered into by Golub Capital BDC Funding LLC, or Funding, a wholly-owned subsidiary of ours, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, to $84.7 million as of March 31, 2015 from an outstanding balance of $154.0 million as of March 31, 2014.

Amortization of debt issuance costs increased by $0.6 million from the three months ended March 31, 2014 to the three months ended March 31, 2015 primarily due to additional capitalized debt issuance costs associated with the 2014 Debt Securitization The increase in our effective annualized average interest rate on our outstanding debt from 3.0% for the three months ended March 31, 2014 to 3.3% for the three months ended March 31, 2015 was primarily the result of the increase in amortization of debt issuance costs and the issuance of new Small Business Administration, or SBA, debentures at higher interest rates. The interest rates on the SBA debentures are fixed at the time of issuance at a market driven spread over U.S. Treasury Notes with ten-year maturities.

Interest and other debt financing expenses increased from the six months ended March 31, 2014 to the six months ended March 31, 2015 primarily due to an increase in the weighted average of outstanding borrowings from $536.0 million for the six months ended March 31, 2014 to $711.3 million for the six months ended March 31, 2015. Amortization of debt issuance costs increased by $1.2 million from the six months ended March 31, 2014 to the six months ended March 31, 2015 primarily due to additional capitalized debt issuance costs associated with the 2014 Debt Securitization. The increase in amortization of debt issuance costs resulted in an increase in our effective annualized average interest rate on our outstanding debt from 3.1% for the six months ended March 31, 2014 to 3.3% for the six months ended March 31, 2015.

The base management fee increased as a result of a sequential increase in average assets from September 30, 2013 to March 31, 2015. The administrative service fee declined from the three and six months ended March 31, 2014 to the three and six months ended March 31, 2015, respectively, due to efficiencies gained by the Administrator in servicing a growing portfolio.

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee decreased by $0.4 million and $2.5 million from the three and six months ended March 31, 2014, respectively, to the three and six months ended March 31, 2015, respectively, as the interest rate compression on new investments and the change in asset mix of our portfolio caused a decline in our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets.

Due to this decline, we were not fully through the catch-up provision of the incentive fee calculation. For the three months ended March 31, 2015, the Income Incentive Fee expense as a percentage of Pre-Incentive Fee Net Investment Income (as defined below) was 7.6% compared to 10.5% for the three months ended March 31, 2014. For the six months ended March 31, 2015, the Income Incentive Fee expense as a percentage of Pre-Incentive Fee Net Investment Income was 6.8% compared to 13.9% for the six months ended March 31, 2014. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash.

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement for the three and six months ended March 31, 2015 and 2014 was $0. However, in accordance with generally accepted accounting principles in the United States of America, or GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. The accrual for capital gain incentive fee under GAAP was $1.0 million, or $0.02 per share, for the three months ended March 31, 2015 and $1.2 million for the six months ended March 31, 2015. We did not accrue a capital gain incentive fee under GAAP for the three and six months ended March 31, 2014. The increase in accruals for a capital gain incentive fee under GAAP for the three and six months ended March 31, 2015 from the three and six months ended March 31, 2014 was primarily the result of realized gains on the sale of equity investments and appreciation of debt and equity investments.

For additional details on the sale of equity investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and six months ended March 31, 2015 were $0.3 million and $0.5 million, respectively. Total expenses reimbursed by us to the Administrator for the three and six months ended March 31, 2014 were $0.5 million and $0.8 million, respectively.

As of March 31, 2015 and September 30, 2014, included in accounts payable and accrued expenses were $0.2 million and $0.2 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(In thousands)			(In thousands)

Net realized gain (loss) on investments	$4,523	$87	$4,436	$6,249	$(4,907)	$11,156

Net realized gain (loss)	4,523	87	4,436	6,249	(4,907)	11,156

Unrealized appreciation on investments	9,103	6,930	2,173	11,822	18,366	(6,544)
Unrealized (depreciation) on investments	(9,768)	(6,277)	(3,491)	(13,572)	(11,306)	(2,266)
Unrealized appreciation on investments in SLF (1)	248	485	(237)	222	249	(27)
Unrealized (depreciation) on investments in SLF (1)	-	(476)	476	-	-	-
Unrealized (appreciation) on secured borrowings	-	(22)	22	-	(99)	99
Unrealized depreciation on secured borrowings	1	10	(9)	1	11	(10)

Net change in unrealized appreciation (depreciation) on investments, investments in SLF and secured borrowings	$(416)	$650	$(1,066)	$(1,527)	$7,221	$(8,748)

(1) Unrealized appreciation and (depreciation) on investments in SLF include our investments in the subordinated notes and LLC equity interests in SLF.

For the three months ended March 31, 2015, we had a net realized gain of $4.5 million primarily due to the sale of two equity investments. For the six months ended March 31, 2015, we had net realized gains on investments totaling $6.2 million primarily due to the sale of four equity investments.

During the three months ended March 31, 2015, we had $9.1 million in unrealized appreciation on 83 portfolio company investments, which was offset by $9.8 million in unrealized depreciation on 125 portfolio company investments. For the six months ended March 31, 2015, we had $11.8 million in unrealized appreciation on 94 portfolio company investments, which was offset by $13.6 million in unrealized depreciation on 120 portfolio company investments. Unrealized appreciation during the three and six months ended March 31, 2015 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation on the equity investments sold during the three and six months ended March 31, 2015.

For the three and six months ended March 31, 2015, we had $0.2 million in unrealized appreciation on our investment in SLF LLC equity interests. The unrealized appreciation on the SLF LLC equity interests was primarily driven by no negative mark-to-market losses in the aggregate associated with SLF’s investment portfolio. For the three and six months ended March 31, 2015, we had no unrealized appreciation or depreciation on our investment in SLF subordinated notes.

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

During the three months ended March 31, 2014, we had $6.9 million in unrealized appreciation on 69 portfolio company investments, which was partially offset by $6.3 million in unrealized depreciation on 115 portfolio company investments. For the six months ended March 31, 2014, we had $18.4 million in unrealized appreciation on 90 portfolio company investments, which was partially offset by $11.3 million in unrealized depreciation on 124 portfolio company investments. Unrealized appreciation during the three and six months ended March 31, 2014 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation associated with portfolio company investment sales and write-offs. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value.

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

Liquidity and Capital Resources

For the six months ended March 31, 2015, we experienced a net decrease in cash and cash equivalents of $2.1 million. During the period, we used $50.3 million in operating activities primarily as a result of fundings of portfolio investments of $290.3 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $227.9 million and net investment income of $28.3 million. During the same period, cash provided by investment activities of $20.3 million was driven by the decrease in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $27.9 million, primarily driven by borrowings on debt of $110.1 million that were partially offset by repayments of debt of $52.8 million and distributions paid of $28.4 million.

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

As of March 31, 2015 and September 30, 2014, we had cash and cash equivalents of $3.1 million and $5.1 million, respectively. In addition, we had restricted cash and cash equivalents of $54.5 million and $74.8 million as of March 31, 2015 and September 30, 2014, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of March 31, 2015, $42.3 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the 2010 Debt Securitization and the 2014 Debt Securitization, or collectively, the Debt Securitizations, which are described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitizations. $8.1 million of restricted cash and cash equivalents can be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs, which are described in further detail in Note 7 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of March 31, 2015 and September 30, 2014, we had outstanding commitments to fund investments totaling $135.2 million and $124.5 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2015 and September 30, 2014, respectively, subject to the terms of each loan’s respective credit agreement.

As of March 31, 2015, the Credit Facility, as amended, allows Funding to borrow up to $150.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2015 and September 30, 2014, subject to leverage and borrowing base restrictions, we had approximately $65.3 million and $122.6 million, respectively, of remaining commitments and $36.1 million and $70.0 million, respectively, of availability on the Credit Facility. As of March 31, 2015 and September 30, 2014, we had $84.7 million and $27.4 million outstanding under the Credit Facility, respectively. As of March 31, 2015 and September 30, 2014, the Revolver allows Revolver Funding to borrow up to $15.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2015 and September 30, 2014, subject to leverage and borrowing base restrictions, we had $15.0 million and $15.0 million, respectively, of remaining commitments and $2.3 million and $1.2 million, respectively, of availability on the Revolver. As of both March 31, 2015 and September 30, 2014, we had no borrowings outstanding under the Revolver.

On July 16, 2010, we completed the 2010 Debt Securitization, as amended on February 15, 2013, in which the 2010 Issuer issued an aggregate of $350.0 million of notes, the 2010 Notes, including $203.0 million of Class A 2010 Notes, which bear interest at a rate of three-month LIBOR plus 1.74%, $12.0 million of Class B 2010 Notes, which bear interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest. The Class A 2010 Notes and Class B 2010 Notes of the 2010 Debt Securitization are included in the March 31, 2015 and September 30, 2014 consolidated statements of financial condition as our debt.

On June 5, 2014, we completed the 2014 Debt Securitization in the which the 2014 Issuer issued an aggregate of $402.6 million of securities including $191.0 million of Class A-1 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.45% through December 4, 2015 and three-month LIBOR plus 1.95% thereafter, $35.0 million of Class B 2014 Notes, which bear interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bear interest at a rate of three-month LIBOR plus 3.50%, and $119.1 million of LLC equity interests in the 2014 Issuer that do not bear interest. We retained all of the Class C 2014 Notes and LLC equity interests in the 2014 Issuer totaling $37.5 million and $119.1 million, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the March 31, 2015 and September 30, 2014 consolidated statements of financial condition as our debt and the Class C 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of March 31, 2015 and September 30, 2014, we had outstanding debt under the 2014 Debt Securitization of $246.0 million.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million and the maximum amount that a single SBIC licensee may issue is $150.0 million. As of March 31, 2015, GC SBIC IV, L.P., or SBIC IV, and GC SBIC V, L.P., or SBIC V, each a wholly-owned subsidiary of us, had $150.0 million and $58.8 million, respectively, of outstanding SBA-guaranteed debentures leaving incremental borrowing capacity of $16.2 million for SBIC V under present SBIC regulations. As of September 30, 2014, SBIC IV and SBIC V had $150.0 million and $58.8 million, respectively, of outstanding SBA-guaranteed debentures.

SBIC IV and SBIC V may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of March 31, 2015, we had committed and funded $75.0 million to SBIC IV, and had SBA-guaranteed debentures of $150.0 million outstanding that mature between March 2021 and September 2024. As of March 31, 2015, we had committed and funded $37.5 million to SBIC V and had SBA-guaranteed debentures of $58.8 million outstanding that mature between September 2023 and September 2024.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of March 31, 2015, our asset coverage for borrowed amounts was 234.6% (excluding the SBA debentures).

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

On April 10, 2015, we priced a public offering of 3,500,000 shares of our common stock at a public offering price of $17.42 per share, raising $60.1 million in gross proceeds. On April 15, 2015, the transaction closed, the shares were issued, and proceeds, net of underwriting discounts and commissions but before expenses, of $59.1 million were received. We have also granted the underwriters an option to purchase up to an additional 525,000 shares of common stock to cover the option granted in connection with public offering in April 2015.

On May 7, 2015, we sold an additional 502,292 shares of our common stock at a public offering price of $17.42 per share pursuant to the underwriters’ partial exercise of the option granted in connection with the public offering in April 2015.

We believe that our existing cash and cash equivalents and available borrowings as of March 31, 2015 will be sufficient to fund our anticipated requirements through at least March 31, 2016.

Portfolio Composition, Investment Activity and Yield

As of March 31, 2015 and September 30, 2014, we had investments in 146 and 145 portfolio companies, respectively, with a total fair value of $1,366.0 million and $1,312.8 million, respectively, and had investments in subordinated notes and LLC equity interests in SLF with a total fair value of $57.0 million and $34.8 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and six months ended March 31, 2015 and 2014:

	For the three months ended March 31,				For the six months ended March 31,
	2015		2014		2015		2014
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments

Senior secured	$56,314	31.5%	$24,660	13.5%	$133,611	41.1%	$60,064	12.8%
One stop	102,971	57.5	146,608	80.4	165,718	50.9	349,853	74.6
Second lien	-	-	-	-	-	-	20,534	4.4
Subordinated notes in SLF (1)	12,687	7.1	7,832	4.3	15,968	4.9	32,048	6.8
LLC equity interests in SLF (1)	4,376	2.4	1,119	0.6	5,994	1.8	2,551	0.5
Equity securities	2,634	1.5	2,263	1.2	4,151	1.3	4,168	0.9

Total new investment commitments	$178,982	100.0%	$182,482	100.0%	$325,442	100.0%	$469,218	100.0%

(1)	SLF's proceeds from the subordinated notes and LLC interests were utilized by SLF to fund senior secured loans. As of March 31, 2015 SLF funded senior secured loans to 50 different borrowers.

For the three and six months ended March 31, 2015, we had approximately $66.2 million and $126.4 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and six months ended March 31, 2015, we had sales of securities in seven and 18 portfolio companies, respectively, aggregating approximately $80.8 million and $101.5 million, respectively, in net proceeds.

For the three and six months ended March 31, 2014, we had approximately $100.2 million and $199.3 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and six months ended March 31, 2014, we had sales of securities in three and six portfolio companies, respectively, aggregating approximately $3.5 million and $8.0 million, respectively, in net proceeds.

The following table shows the par, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2015 (1)			As of September 30, 2014 (1)
		Amortized	Fair		Amortized	Fair
	Par	Cost	Value	Par	Cost	Value
	(In thousands)

Senior secured:
Performing	$214,366	$211,517	$212,365	$265,103	$262,021	$262,854
Non-accrual (2)	3,025	3,014	5	3,033	3,021	5

One stop:
Performing	1,048,823	1,035,131	1,039,330	952,359	939,765	940,729
Non-accrual (2)	8,356	7,820	3,204	-	-	-

Second lien:
Performing	59,902	59,115	59,708	59,902	59,086	59,964
Non-accrual (2)	-	-	-	-	-	-

Subordinated debt:
Performing	3,584	3,567	3,523	3,584	3,564	3,710
Non-accrual (2)	-	-	-	-	-	-

Subordinated notes in SLF: (3)
Performing	41,557	41,557	41,557	25,589	25,589	25,589
Non-accrual (2)	-	-	-	-	-	-

LLC equity interests in SLF: (3)	N/A	15,312	15,458	N/A	9,318	9,242

Equity:	N/A	37,526	47,913	N/A	35,216	45,519

Total	$1,379,613	$1,414,559	$1,423,063	$1,309,570	$1,337,580	$1,347,612

(1)	Eight and eleven of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of March 31, 2015 and September 30, 2014, respectively.
(2)	We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will not be collected. See "--Critical Accounting Policies--Revenue Recognition."
(3)	SLF's proceeds from the subordinated notes and LLC equity interests in SLF were utilized by SLF to fund senior secured loans.

The following table shows the weighted average rate, spread over LIBOR of floating rate, fixed rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and six months ended March 31, 2015 and 2014:

	For the three months ended March 31,		For the six months ended March 31,
	2015	2014	2015	2014
Weighted average rate of new investment fundings	6.5%	7.5%	6.6%	7.3%
Weighted average spread over LIBOR of new floating rate investment fundings	5.4%	6.4%	5.6%	6.2%
Weighted average rate of new fixed rate investment fundings	10.8%	N/A	10.8%	N/A
Weighted average fees of new investment fundings	1.3%	1.3%	1.6%	1.2%
Weighted average rate of sales and payoffs of portfolio companies	6.5%	8.8%	6.5%	9.2%
Weighted average annualized yield (1)	7.9%	7.8%	8.4%	8.3%

(1)	Represents income from interest and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.

As of March 31, 2015, 96.3% and 96.0% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2014, 97.6% and 97.2% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of March 31, 2015, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $21.1 million. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company. The portfolio median EBITDA excludes underlying borrowers in SLF.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2015 and September 30, 2014:

	As of March 31, 2015		As of September 30, 2014
Internal	Investments	Percentage of	Investments	Percentage of
Performance	at Fair Value	Total	at Fair Value	Total
Rating	(In thousands)	Investments	(In thousands)	Investments
5	$152,434	10.7%	$129,806	9.7%
4	1,167,998	82.1	1,144,232	84.9
3	91,513	6.4	68,944	5.1
2	11,113	0.8	4,625	0.3
1	5	0.0 *	5	0.0 *
Total	$1,423,063	100.0%	$1,347,612	100.0%

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

SLF is capitalized with subordinated notes and LLC equity interest subscriptions from its members. As of March 31, 2015, we and RGA owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests. As of March 31, 2015, SLF had subordinated note commitments from us and RGA totaling $100.0 million, of which approximately $47.5 million and $29.2 million in aggregate principal amount was funded as of March 31, 2015 and September 30, 2014, respectively. As of March 31, 2015, SLF had LLC equity interest subscriptions from us and RGA totaling $25.0 million, of which approximately $17.5 million and $10.6 million in aggregate was called and contributed as of March 31, 2015 and September 30, 2014, respectively.

As of March 31, 2015, the SLF Credit Facility, as amended, which SLF entered into through its wholly-owned subsidiary, Senior Loan Fund II, or SLF II, allows SLF II to borrow up to $150.0 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ends June 10, 2015, and the stated maturity date is April 11, 2019. As of March 31, 2015 and September 30, 2014, SLF II had outstanding debt under the SLF Credit Facility of $121.3 million and $66.6 million, respectively.

Through the reinvestment period, the SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.25%, depending on the composition of the collateral asset portfolio, per annum. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the SLF Credit Facility.

As of March 31, 2015 and September 30, 2014, SLF had total assets at fair value of $194.0 million and $107.2 million, respectively. As of both March 31, 2015 and September 30, 2014, none of these loans was on non-accrual status. The portfolio companies in SLF are in industries similar to those in which we may invest directly. Additionally, as of March 31, 2015 and September 30, 2014, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $12.5 million and $10.1 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of March 31, 2015 and September 30, 2014:

	As of March 31, 2015	As of September 30, 2014
	(Dollars in thousands)
Senior secured loans (1)	$189,973	$103,695
Weighted average current interest rate on senior secured loans (2)	5.5%	5.2%
Number of borrowers in SLF	50	31
Largest loan to a single borrower (1)	$9,031	$8,229
Total of five largest loans to borrowers (1)	$40,008	$31,132

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Loan Portfolio as of March 31, 2015

				Current
			Maturity	Interest		Principal/Par	Fair
Portfolio Company	Business Description	Security Type	Date	Rate (1)		Amount	Value (2)
						(In thousands)
1011778 B.C. ULC (Burger King Worldwide, Inc. )	Beverage, Food and Tobacco	Senior loan	10/2021	4.5%		$2,973	$3,006
5.11, Inc. (3)	Textiles and Leather	Senior loan	02/2020	6.0		3,273	3,281
Acosta, Inc.	Diversified Conglomerate Service	Senior loan	09/2021	5.0		2,993	3,027
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,975	1,973
Aderant North America, Inc.	Diversified Conglomerate Service	Senior loan	12/2018	5.3		4,220	4,220
Advanced Pain Management Holdings, Inc.,	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		7,065	7,065
Advanced Pain Management Holdings, Inc.,	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		483	483
Affordable Care Inc.	Personal, Food and Miscellaneous Services	Senior loan	12/2018	5.5		3,996	3,996
ARG IH Corporation (3)	Beverage, Food and Tobacco	Senior loan	11/2020	4.8		2,140	2,152
Atkins Nutritionals, Inc (3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		6,000	5,985
Atrium Innovations	Personal and Non Durable Consumer Products	Senior loan	02/2021	4.3		3,538	3,476
BJ's Wholesale Club, Inc.	Retail Stores	Senior loan	09/2019	4.5		2,970	2,976
Blue Coat Systems, Inc.	Electronics	Senior loan	05/2019	4.0		1,980	1,982
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,905	1,868
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior loan	07/2019	5.0		8,187	8,197
Brickman Group Ltd. LLC	Farming and Agriculture	Senior loan	12/2020	4.0		1,990	1,985
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.5		5,659	5,659
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.5		412	412
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	5.8		4,440	4,417
Connect Merger Sub, Inc.	Telecommunications	Senior loan	04/2020	4.8		3,955	3,909
CPI Buyer, LLC (Cole-Parmer) (3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,985	5,992
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		6,000	6,032
Dell, Inc.	Electronics	Senior loan	04/2020	4.5		1,975	1,991
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior loan	04/2021	4.5		2,481	2,488
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2017	5.0		2,332	2,332
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,980	3,976
GSDM Holdings Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2019	5.3		1,791	1,791
Hygenic Corporation, The (Performance Health) (3)	Personal and Non Durable Consumer Products	Senior loan	10/2020	6.0		4,527	4,459
Hygenic Corporation, The (Performance Health) (3) (4)	Personal and Non Durable Consumer Products	Senior loan	10/2019	N/A	(5)	-	(4)
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3		3,884	3,884
Mister Car Wash Holdings, Inc.	Automobile	Senior loan	08/2021	5.0		2,985	3,004
National Veterinary Associates, Inc.	Personal, Food and Miscellaneous Services	Senior loan	08/2021	5.0		995	998
Northwestern Management Services, LLC (Gentle Dental)	Healthcare, Education and Childcare	Senior loan	10/2017	6.5		3,941	3,941
Northwestern Management Services, LLC (Gentle Dental)	Healthcare, Education and Childcare	Senior loan	10/2017	7.3		67	67
Northwestern Management Services, LLC (Gentle Dental)	Healthcare, Education and Childcare	Senior loan	10/2017	6.5		47	47
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.0		2,047	1,884
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.0		360	302
Paradigm Management Services, LLC (3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.5		6,216	6,216
Pasternack Enterprises, Inc.	Diversified Conglomerate Manufacturing	Senior loan	12/2017	6.3		1,067	1,067
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,985	1,899
Plano Molding Company, LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	10/2018	5.3		1,792	1,792
Print Payroll Services, LLC	Diversified Conglomerate Service	Senior loan	06/2019	6.0		3,140	3,055
Print Payroll Services, LLC	Diversified Conglomerate Service	Senior loan	06/2019	6.0		362	362
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0		6,744	6,744
Reliant Pro ReHab, LLC (3)	Healthcare, Education and Childcare	Senior loan	06/2017	6.0		4,274	4,274
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	5.0		3,926	3,926
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		128	128
Rubio's Restaurants, Inc (MRCC) (3)	Retail Stores	Senior loan	11/2018	6.0		5,235	5,235
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior loan	12/2016	6.3		4,810	4,810
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	6.0		3,955	3,973
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0		8,497	8,497
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	5.5		965	965
Syncsort Incorporated (3)	Electronics	Senior loan	03/2019	5.8		9,031	9,031
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior loan	10/2019	5.3		2,427	2,427
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior loan	07/2018	5.8		1,422	1,422
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior loan	07/2018	5.8		21	21
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8		2,970	2,599
WII Components, Inc. (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	07/2018	5.5		3,180	3,180
WII Components, Inc. (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	07/2018	6.8		16	16
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3		4,095	4,095
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2018	6.5		164	164
						$189,973	$189,151

(1)	Represents the weighted average annual current interest rate as of March 31, 2015. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at March 31, 2015. As such, no interest is being earned on this investment.

SLF Loan Portfolio as of September 30, 2014

				Current
			Maturity	Interest	Principal/Par	Fair
Portfolio Company	Business Description	Security Type	Date	Rate (1)	Amount	Value (2)
					(In thousands)
5.11, Inc. (3)	Textiles and Leather	Senior loan	02/2020	6.0%	$3,290	$3,294
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5	1,985	1,975
ARG IH Corporation (3)	Beverage, Food and Tobacco	Senior loan	11/2020	4.8	2,151	2,152
Atrium Innovations	Personal and Non Durable Consumer Products	Senior loan	02/2021	4.3	3,556	3,498
BJ's Wholesale Club, Inc.	Retail Stores	Senior loan	09/2019	4.5	2,985	2,944
Blue Coat Systems, Inc.	Electronics	Senior loan	05/2019	4.0	1,990	1,958
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0	1,915	1,886
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior loan	07/2019	5.0	8,229	8,215
Connect Merger Sub, Inc.	Telecommunications	Senior loan	04/2020	4.8	3,975	3,943
Dell, Inc.	Electronics	Senior loan	04/2020	4.5	1,985	1,974
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior loan	04/2021	4.5	2,494	2,491
Diversified Foodservice Supply, Inc. (3)	Beverage, Food and Tobacco	Senior loan	12/2018	5.8	4,194	4,194
El Pollo Loco Inc. (3)	Personal, Food and Miscellaneous Services	Senior loan	10/2018	5.3	4,740	4,758
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8	4,000	3,972
GSDM Holdings Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2019	5.3	1,800	1,800
Nuveen Investments, Inc.	Finance	Senior loan	05/2017	4.2	3,000	2,997
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	5.8	2,058	2,058
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	5.8	468	468
Paradigm Management Services, LLC (3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.5	6,247	6,247
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0	1,995	1,925
Plano Molding Company, LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	10/2018	5.3	1,827	1,827
Print Payroll Services, LLC	Diversified Conglomerate Service	Senior loan	06/2019	5.6	2,950	2,950
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior loan	12/2016	6.3	4,939	4,939
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior loan	12/2016	6.3	428	428
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	4.3	3,975	3,905
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0	6,324	6,324
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	5.5	970	970
Syncsort Incorporated (3)	Electronics	Senior loan	03/2019	5.8	4,966	4,966
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior loan	10/2019	5.0	2,439	2,439
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior loan	07/2018	6.3	1,429	1,429
U.S. Water Services, Inc.	Utilities	Senior loan	08/2018	5.8	3,461	3,461
U.S. Water Services, Inc.	Utilities	Senior loan	08/2018	6.8	386	386
U.S. Water Services, Inc.	Utilities	Senior loan	08/2018	5.8	165	165
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,985	2,981
WII Components, Inc. (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	07/2018	5.5	3,394	3,378
WII Components, Inc. (3) (4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	07/2018	N/A (5)	-	(1)
					$103,695	$103,296

(1)	Represents the weighted average annual current interest rate as of September 30, 2014. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the senior loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at September 30, 2014. As such, no interest is being earned on this investment.

We have committed to fund $87.5 million of subordinated notes and $21.9 million of LLC equity interest subscriptions to SLF. The amortized cost and fair value of the subordinated notes in SLF held by us were $41.6 million and $41.6 million, respectively, as of March 31, 2015, and $25.6 million and $25.6 million, respectively, as of September 30, 2014. The subordinated notes pay a weighted average interest rate of three-month LIBOR plus 8.0%. For the three and six months ended March 31, 2015, we earned interest income of $0.6 million and $1.2 million, respectively, on the subordinated notes. For the three and six months ended March 31, 2014, we earned interest income of $0.5 million and $0.7 million, respectively, on the subordinated notes. As of March 31, 2015 and September 30, 2014, $15.3 million and $9.3 million of our LLC equity interest subscriptions to SLF had been called and contributed. For the three and six months ended March 31, 2015, we received $0.3 million and $0.3 million, respectively, in dividend income from the SLF LLC equity interests. For the three and six months ended March 31, 2014, we did not earn dividend income from the SLF LLC equity interests.

For the three and six months ended March 31, 2015, we earned an annualized total return on our weighted average capital invested in SLF of 11.0% and 8.6%, respectively. For the three and six months ended March 31, 2014, we earned an annualized total return on our weighted average capital invested in SLF of 6.2% and 7.0%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF subordinated notes and LLC equity interests by the combined daily average of our investments in (1) the principal of the SLF subordinated notes and (2) the net asset value of the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of March 31, 2015 and September 30, 2014 and for the three and six months ended March 31, 2015 and 2014:

	As of March 31, 2015	As of September 30, 2014
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments in loans receivable, net of discount for loan origination fees	$189,151	$103,296
Cash and other assets	4,846	3,932
Total assets	$193,997	$107,228

Senior credit facility	$121,300	$66,600
Payable for open trades	6,000	-
Other liabilities	1,537	822
Total liabilities	128,837	67,422
Subordinated notes and members' equity	65,160	39,806
Total liabilities and net assets	$193,997	$107,228

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Selected Statement of Operations Information:
Interest income	$2,041	$778	$3,641	$1,111
Fee income	2	2	4	2
Total investment income	2,043	780	3,645	1,113

Interest expense	1,408	749	2,516	955
Administrative service fee	49	36	96	52
Management and incentive fees	-	-	-	-
Other expenses	23	25	48	34
Total expenses	1,480	810	2,660	1,041
Net investment income	563	(30)	985	72

Net change in unrealized appreciation (depreciation) on investments and subordinated notes	80	(515)	(372)	127
Net increase (decrease) in net assets	$643	$(545)	$613	$199

SLF has elected to fair value the subordinated notes issued to us and RGA under Accounting Standards Codification, or ASC, Topic 825 – Financial Instruments, or ASC Topic 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For the three and six months ended March 31, 2015, SLF recognized $0.0 million and $0.0 million in unrealized depreciation, respectively, on the subordinated notes. For the three and six months ended March 31, 2014, SLF recognized $0.6 million in unrealized appreciation and $0.5 million in unrealized depreciation, respectively, on the subordinated notes.

The following table presents the difference between fair value and the aggregate contractual principal amounts of subordinated notes for which the fair value option has been elected as of March 31, 2015 and September 30, 2014:

	As of March 31, 2015
	(In thousands)
	Par Value	Carrying Value	Fair Value	Unrealized Appreciation / (Depreciation)

Subordinated notes	$47,494	$47,494	$47,494	$-

	As of September 30, 2014
	(In thousands)
	Par Value	Carrying Value	Fair Value	Unrealized Appreciation / (Depreciation)

Subordinated notes	$29,245	$29,245	$29,245	$-

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of March 31, 2015 is as follows:

	Payments Due by Period (In millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

2010 Debt Securitization	$215.0	$-	$-	$-	$215.0
2014 Debt Securitization	246.0	-	-	-	246.0
SBA debentures	208.8	-	-	-	208.8
Credit Facility	84.7	-	-	84.7	-
Revolver	-	-	-	-	-
Unfunded commitments (1)	135.2	135.2	-	-	-
Total contractual obligations (2)	$889.7	$135.2	$-	$84.7	$669.8

 (1) Unfunded commitments represent all amounts unfunded as of March 31, 2015. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of March 31, 2015.

 (2) Total contractual obligations exclude $0.4 million of secured borrowings.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2015 and September 30, 2014, we had outstanding commitments to fund investments totaling $135.2 million and $124.5 million, respectively.

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

Distributions

We intend to make quarterly distributions to our stockholders as determined by our board of directors. For additional details on distributions, see “ Critical Accounting Policies—Income Taxes”.

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

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital Investment Corporation, a private business development company that commenced operations on December 31, 2014, which primarily focuses on investing in senior secured and one stop loans. In addition, our officers and directors serve in similar capacities for Golub Capital Investment Corporation. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2015 and 2014. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2015 and September 30, 2014, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

Valuation of Secured Borrowings

We have elected the fair value option under ASC Topic 825 relating to accounting for debt obligations at their fair value for our secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. All secured borrowings as of March 31, 2015 and September 30, 2014 were valued using Level 3 inputs under the fair value hierarchy, and our approach to determining fair value of Level 3 secured borrowings is consistent with our approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $3.2 million as of March 31, 2015 and $5,000 as of September 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, most significantly changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2015 and September 30, 2014, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.11% and 1.15%, respectively. In addition, the Class A and B 2010 Notes issued as a part of the 2010 Debt Securitization and the Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization have floating interest rate provisions based on three-month LIBOR that resets quarterly, the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily and the Revolver has a floating interest rate provision based on, at the election of Revolver Funding, either one-month, two-month or three-month LIBOR or PrivateBank’s prime rate that resets at contract maturity. As of March 31, 2015 and September 30, 2014, the weighted average LIBOR floor on the secured borrowings, which reset quarterly, was 1.00% and 1.00%, respectively. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of March 31, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(in thousands)
Down 25 basis points	$(105)	$(1,371)	$1,266
Up 50 basis points	212	2,742	(2,530)
Up 100 basis points	2,888	5,485	(2,597)
Up 200 basis points	16,138	10,973	5,165
Up 300 basis points	29,546	16,460	13,086

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

Golub Capital BDC, Inc.

Dated: May 11, 2015	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2015	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)

