Form 10-Q
period 2015-06-30
Golub Capital BDC, Inc.
filed 2015-08-05
CIK 1476765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 5, 2015, the Registrant had 51,259,434 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

	June 30, 2015	September 30, 2014
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,479,015	$1,309,701
Non-controlled affiliate company investments	3,807	3,080
Controlled affiliate company investments	87,865	34,831
Total investments, at fair value (cost of $1,557,354 and $1,337,580, respectively)	1,570,687	1,347,612
Cash and cash equivalents	6,487	5,135
Restricted cash and cash equivalents	50,200	74,808
Interest receivable	5,468	5,791
Deferred financing costs	7,772	9,515
Receivable from investments sold	4,626	-
Other assets	566	527
Total Assets	$1,645,806	$1,443,388

Liabilities
Debt	$823,100	$697,150
Secured borrowings, at fair value (proceeds of $359 and $384, respectively)	363	389
Interest payable	4,602	3,196
Management and incentive fees payable	8,682	8,451
Accounts payable and accrued expenses	1,942	1,397
Accrued trustee fees	73	66
Total Liabilities	838,762	710,649
Commitments and contingencies (Note 8)

Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2015 and September 30, 2014	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 51,259,434 and 47,119,498 shares issued and outstanding as of June 30, 2015 and September 30, 2014, respectively	51	47
Paid in capital in excess of par	790,025	720,479
Undistributed net investment income	577	3,627
Net unrealized appreciation (depreciation) on investments and secured borrowings	15,996	12,694
Net realized gain (loss) on investments	395	(4,108)
Total Net Assets	807,044	732,739
Total Liabilities and Total Net Assets	$1,645,806	$1,443,388

Number of common shares outstanding	51,259,434	47,119,498
Net asset value per common share	$15.74	$15.55

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$28,782	$25,441	$82,388	$73,935
Dividend income	74	952	155	1,230
Fee income	80	1,042	883	1,976
Total investment income from non-controlled/non-affiliate company investments	28,936	27,435	83,426	77,141

From non-controlled affiliate company investments:
Interest income	-	-	-	225
Fee income	-	-	-	171
Total investment income from non-controlled affiliate company investments	-	-	-	396

From controlled affiliate company investments:
Interest income	1,056	594	2,258	1,331
Dividend income	418	-	732	-
Total investment income from controlled affiliate company investments	1,474	594	2,990	1,331

Total investment income	30,410	28,029	86,416	78,868

Expenses
Interest and other debt financing expenses	6,142	5,609	17,853	14,241
Base management fee	5,226	4,394	14,902	12,403
Incentive fee	2,383	1,607	5,712	6,295
Professional fees	741	578	2,210	1,876
Administrative service fee	575	655	1,766	1,979
General and administrative expenses	138	113	457	389

Total expenses	15,205	12,956	42,900	37,183

Net investment income	15,205	15,073	43,516	41,685

Net gain (loss) on investments and secured borrowings
Net realized gains (losses):
Non-controlled/non-affiliate company investments	(1,746)	1	4,503	(4,906)
Net realized gains (losses)	(1,746)	1	4,503	(4,906)

Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	4,792	989	2,371	7,775
Non-controlled affiliate company investments	56	(2)	727	272
Controlled affiliate company investments	(19)	205	203	454
Net change in unrealized appreciation (depreciation) on investments	4,829	1,192	3,301	8,501

Net change in unrealized depreciation (appreciation) on secured borrowings	-	14	1	(74)

Net gain on investments and secured borrowings	3,083	1,207	7,805	3,521

Net increase in net assets resulting from operations	$18,288	$16,280	$51,321	$45,206

Per Common Share Data
Basic and diluted earnings per common share	$0.36	$0.35	$1.06	$1.01
Dividends and distributions declared per common share	$0.32	$0.32	$0.96	$0.96
Basic and diluted weighted average common shares outstanding	50,491,035	46,985,908	48,262,048	44,673,591

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except share data)

					Net Unrealized
					Appreciation
			Paid in	Undistributed	(Depreciation) on	Net Realized
	Common Stock		Capital	Net	Investments and	Gain
	Shares	Par Amount	in Excess of Par	Investment Income	Secured Borrowings	(Loss) on Investments	Total Net Assets
Balance at September 30, 2013	43,282,932	$43	$652,669	$2,725	$9,225	$(6,426)	$658,236
Issuance of common stock, net of offering and underwriting costs (1)	3,666,855	4	64,102	-	-	-	64,106
Net increase in net assets resulting from operations	-	-	-	41,685	8,427	(4,906)	45,206
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	115,243	-	1,989	-	-	-	1,989
Dividends and distributions	-	-	-	(42,763)	-	-	(42,763)
Balance at June 30, 2014	47,065,030	$47	$718,760	$1,647	$17,652	$(11,332)	$726,774
Balance at September 30, 2014	47,119,498	$47	$720,479	$3,627	$12,694	$(4,108)	$732,739
Issuance of common stock, net of offering and underwriting costs (2)	4,002,292	4	67,248	-	-	-	67,252
Net increase in net assets resulting from operations	-	-	-	43,516	3,302	4,503	51,321
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	137,644	-	2,298	-	-	-	2,298
Dividends and distributions	-	-	-	(46,566)	-	-	(46,566)
Balance at June 30, 2015	51,259,434	$51	$790,025	$577	$15,996	$395	$807,044

(1)	On March 18, 2014, Golub Capital BDC, Inc. priced a public offering of 3,500,000 shares of its common stock at a public offering price of $18.05 per share. On April 23, 2014, Golub Capital BDC, Inc. sold an additional 166,855 shares of its common stock at a public offering price of $18.05 per share pursuant to the underwriters’ partial exercise of the option granted in connection with the public offering in March 2014.

(2)	On April 15, 2015, Golub Capital BDC, Inc. priced a public offering of 3,500,000 shares of its common stock at a public offering price of $17.42 per share. On May 7, 2015, Golub Capital BDC, Inc. sold an additional 502,292 shares of its common stock at a public offering price of $17.42 per share pursuant to the underwriters’ partial exercise of the option granted in connection with the public offering in April 2015.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine months ended June 30,
	2015	2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$51,321	$45,206
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred financing costs	3,252	2,026
Accretion of discounts and amortization of premiums	(6,076)	(5,451)
Net realized (gain) loss on investments	(4,503)	4,906
Net change in unrealized (appreciation) depreciation on investments	(3,301)	(8,501)
Net change in unrealized appreciation (depreciation) on secured borrowings	(1)	74
Proceeds from (fundings of) revolving loans, net	(2,865)	2,363
Fundings of investments	(667,096)	(580,522)
Proceeds from principal payments and sales of portfolio investments	461,515	286,778
PIK interest	(748)	251
Changes in operating assets and liabilities:
Interest receivable	323	(906)
Receivable for investments sold	(4,626)	-
Other assets	(39)	(41)
Interest payable	1,406	2,412
Management and incentive fees payable	231	318
Payable for investments purchased	-	(3,677)
Accounts payable and accrued expenses	545	162
Accrued trustee fees	7	49
Net cash (used in) provided by operating activities	(170,655)	(254,553)

Cash flows from investing activities
Net change in restricted cash and cash equivalents	24,608	(71,410)
Net cash (used in) provided by investing activities	24,608	(71,410)

Cash flows from financing activities
Borrowings on debt	347,350	759,850
Repayments of debt	(221,400)	(468,650)
Capitalized debt financing costs	(1,509)	(4,798)
Proceeds from secured borrowings	-	26,082
Repayments on secured borrowings	(26)	(14,770)
Proceeds from shares sold, net of underwriting costs	67,602	64,170
Offering costs paid	(350)	(64)
Dividends and distributions paid	(44,268)	(40,774)
Net cash (used in) provided by financing activities	147,399	321,046

Net change in cash and cash equivalents	1,352	(4,917)

Cash and cash equivalents, beginning of period	5,135	16,309

Cash and cash equivalents, end of period	$6,487	$11,392

Supplemental information:
Cash paid during the period for interest	$13,184	$9,024
Dividends and distributions declared during the period	46,566	42,763

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

June 30, 2015 807,044.0

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

Investments
United States
Debt investments
Aerospace and Defense
ILC Dover, LP	One stop	P + 6.00%	9.25%	03/2019	$721	$708	0.1%	$637
ILC Dover, LP*^	One stop	L + 7.00%	8.00%	03/2020	18,241	18,047	2.1	16,964
ILC Industries, Inc.(3)	One stop	L + 4.75%	N/A (4)	07/2020	-	(24)	-	-
ILC Industries, Inc.*^	One stop	L + 4.75%	5.75%	07/2020	18,036	17,863	2.2	18,036
NTS Technical Systems(3)	One stop	L + 6.00%	N/A (4)	06/2021	-	(49)	-	(50)
NTS Technical Systems(3)	One stop	L + 6.00%	N/A (4)	06/2021	-	(105)	-	(106)
NTS Technical Systems*^	One stop	L + 6.00%	7.00%	06/2021	26,441	25,983	3.2	25,978
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	349	344	-	349
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	8.00%	12/2017	3,899	3,845	0.1	975
Whitcraft LLC	One stop	P + 4.75%	8.00%	05/2020	22	21	-	21
Whitcraft LLC	One stop	L + 6.00%	7.00%	05/2020	8,675	8,590	1.1	8,588
					76,384	75,223	8.8	71,392
Automobile
American Driveline Systems, Inc.	Senior loan	P + 4.50%	7.75%	03/2020	48	40	-	48
American Driveline Systems, Inc.*	Senior loan	L + 5.50%	6.50%	03/2020	1,821	1,763	0.2	1,821
CH Hold Corp. (Caliber Collision)	Senior loan	L + 4.75%	5.75%	11/2019	216	213	-	216
CH Hold Corp. (Caliber Collision)	Senior loan	L + 4.75%	5.75%	11/2019	1,867	1,850	0.2	1,867
Dent Wizard International Corporation*	Senior loan	L + 4.75%	5.75%	04/2020	2,208	2,197	0.3	2,196
Integrated Supply Network, LLC	Senior loan	P + 3.50%	6.75%	02/2020	758	734	0.1	758
Integrated Supply Network, LLC*^	Senior loan	L + 4.75%	5.75%	02/2020	14,754	14,580	1.8	14,754
K&N Engineering, Inc.	Senior loan	L + 4.25%	5.25%	07/2019	136	121	-	134
K&N Engineering, Inc.	Senior loan	L + 4.25%	5.25%	07/2019	35	31	-	32
K&N Engineering, Inc.^	Senior loan	L + 4.25%	5.25%	07/2019	2,890	2,848	0.4	2,833
Take 5 Oil Change, L.L.C.	Senior loan	L + 4.75%	5.75%	07/2018	297	292	-	297
Take 5 Oil Change, L.L.C.*^	Senior loan	L + 4.75%	5.75%	07/2018	5,244	5,216	0.7	5,244
					30,274	29,885	3.7	30,200

Banking
HedgeServ Holding L.P.(3)	One stop	L + 6.00%	N/A (4)	07/2018	-	(7)	-	-
HedgeServ Holding L.P.^	One stop	L + 8.00%	7.00% cash/2.00% PIK	07/2018	17,090	16,969	2.1	17,090
Prommis Fin Co.*(6)	Senior loan	P + 13.75%	13.75%	07/2018	119	119	-	-
Prommis Fin Co.(6)	Senior loan	P + 10.00%	4.44% cash/11.50% PIK	07/2018	82	81	-	-
					17,291	17,162	2.1	17,090
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.(3)	One stop	L + 5.75%	N/A (4)	07/2018	-	(1)	-	(2)
Abita Brewing Co., L.L.C.	One stop	L + 5.75%	6.75%	07/2018	8,094	7,937	1.0	8,013
ABP Corporation	Senior loan	P + 3.50%	7.25%	07/2018	167	162	-	167
ABP Corporation*	Senior loan	L + 4.75%	6.00%	07/2018	4,758	4,704	0.6	4,758
Atkins Nutritionals, Inc*^	One stop	L + 5.00%	6.25%	07/2018	17,490	17,300	2.2	17,534
Atkins Nutritionals, Inc*^	One stop	L + 8.50%	9.75%	07/2018	21,636	21,378	2.7	21,744
C. J. Foods, Inc.(3)	One stop	L + 5.50%	N/A (4)	07/2018	-	(10)	-	-
C. J. Foods, Inc.(3)	One stop	L + 5.50%	N/A (4)	07/2018	-	(8)	-	-
C. J. Foods, Inc.	One stop	L + 5.50%	6.50%	07/2018	3,200	3,162	0.4	3,200
Candy Intermediate Holdings, Inc. (Ferrara Candy)^	Senior loan	L + 6.25%	7.50%	07/2018	4,850	4,766	0.6	4,838
Firebirds International, LLC	One stop	L + 6.25%	7.50%	07/2018	304	300	-	304
Firebirds International, LLC(3)	One stop	L + 6.25%	N/A (4)	07/2018	-	(4)	-	-
Firebirds International, LLC(3)	One stop	L + 6.25%	N/A (4)	07/2018	-	(2)	-	-
Firebirds International, LLC*	One stop	L + 6.25%	7.50%	07/2018	1,088	1,076	0.1	1,088
First Watch Restaurants, Inc.(3)	One stop	L + 6.00%	N/A (4)	07/2018	-	(12)	-	(13)
First Watch Restaurants, Inc.(3)	One stop	L + 6.00%	N/A (4)	07/2018	-	(12)	-	(13)
First Watch Restaurants, Inc.(3)	One stop	L + 6.00%	N/A (4)	07/2018	-	(11)	-	(11)
First Watch Restaurants, Inc.(3)	One stop	L + 6.00%	N/A (4)	07/2018	-	(10)	-	(30)
First Watch Restaurants, Inc.^	One stop	L + 6.00%	7.00%	07/2018	25,926	25,650	3.2	25,668
IT'SUGAR LLC	Subordinated debt	N/A	5.00%	07/2018	1,707	1,707	0.2	1,625
IT'SUGAR LLC	Senior loan	L + 7.50%	9.00%	07/2018	7,508	7,422	0.9	7,508
Julio & Sons Company(3)	One stop	L + 5.50%	N/A (4)	07/2018	-	(23)	-	-
Julio & Sons Company	One stop	L + 5.50%	6.50%	07/2018	329	322	-	329
Julio & Sons Company*	One stop	L + 5.50%	6.50%	07/2018	6,924	6,880	0.9	6,924
Northern Brewer, LLC	One stop	P + 7.25%	8.50% cash/2.00% PIK	07/2018	694	684	0.1	508
Northern Brewer, LLC	One stop	P + 7.25%	8.50% cash/2.00% PIK	07/2018	6,402	6,303	0.6	4,802
Surfside Coffee Company LLC(3)	One stop	L + 5.25%	N/A (4)	07/2018	-	(10)	-	(10)
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	07/2018	3	3	-	3

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

June 30, 2015 807,044.0

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

Surfside Coffee Company LLC^	One stop	L + 5.25%	6.25%	07/2018	4,526	4,481	0.6	4,481
Tate's Bake Shop, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	07/2018	-	(5)	-	-
Tate's Bake Shop, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	07/2018	-	(4)	-	-
Tate's Bake Shop, Inc.^	Senior loan	L + 4.75%	5.75%	07/2018	2,985	2,960	0.4	2,985
Uinta Brewing Company	One stop	P + 4.75%	8.00%	07/2018	277	271	-	277
Uinta Brewing Company^	One stop	L + 6.00%	7.00%	07/2018	3,212	3,185	0.4	3,212
United Craft Brews LLC(3)	One stop	L + 6.25%	N/A (4)	07/2018	-	(16)	-	-
United Craft Brews LLC	One stop	L + 6.25%	7.25%	07/2018	610	594	0.1	610
United Craft Brews LLC	One stop	L + 6.25%	7.25%	07/2018	12,188	11,932	1.5	12,188
					134,878	133,051	16.5	132,687
Broadcasting and Entertainment
Extreme Reach Inc.	Senior loan	L + 5.75%	6.75%	07/2018	5,860	5,801	0.7	5,849
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	5.75%	07/2018	1,496	1,488	0.2	1,499
					7,356	7,289	0.9	7,348
Building and Real Estate
Accruent, LLC*	One stop	L + 6.25%	7.28%	07/2018	4,733	4,691	0.6	4,733
Brooks Equipment Company, LLC (3)	One stop	L + 5.75%	N/A (4)	07/2018	-	(17)	-	-
Brooks Equipment Company, LLC*^	One stop	L + 5.75%	6.75%	07/2018	25,776	25,449	3.2	25,776
ITEL Laboratories, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	07/2018	-	(1)	-	-
ITEL Laboratories, Inc.*	Senior loan	L + 4.75%	6.00%	07/2018	698	693	0.1	698
					31,207	30,815	3.9	31,207
							-
Chemicals, Plastics and Rubber
Flexan, LLC(3)	One stop	L + 5.75%	N/A (4)	07/2018	-	(6)	-	-
Flexan, LLC	One stop	L + 5.75%	6.75%	07/2018	6,168	6,111	0.8	6,168
Flexan, LLC	One stop	L + 5.75%	N/A (4)	07/2018	-	-	-	-
					6,168	6,105	0.8	6,168
Containers, Packaging and Glass
Fort Dearborn Company*(8)	Senior loan	P + 3.25%	6.50%	07/2018	7	6	-	7
Fort Dearborn Company*^	Senior loan	L + 4.25%	5.25%	07/2018	581	578	0.1	581
Fort Dearborn Company*(8)	Senior loan	P + 3.75%	7.00%	07/2018	24	24	-	24
Fort Dearborn Company*^	Senior loan	L + 4.75%	5.75%	07/2018	2,628	2,615	0.3	2,628
Packaging Coordinators, Inc.*^	Senior loan	L + 4.25%	5.25%	07/2018	14,888	14,756	1.9	14,888
Packaging Coordinators, Inc.	Second lien	L + 8.00%	9.00%	07/2018	10,000	9,910	1.2	9,900
					28,128	27,889	3.5	28,028
Diversified Conglomerate Manufacturing
Chase Industries, Inc.	One stop	L + 5.75%	6.75%	07/2018	3,123	3,081	0.4	3,123
Chase Industries, Inc.	One stop	P + 4.50%	7.75%	07/2018	234	216	-	234
Chase Industries, Inc.*^	One stop	L + 5.75%	6.75%	07/2018	20,932	20,751	2.6	20,932
ICC-Nexergy, Inc(3)	One stop	L + 5.50%	N/A (4)	07/2018	-	(4)	-	(5)
ICC-Nexergy, Inc^	One stop	L + 5.50%	6.50%	07/2018	8,612	8,552	1.1	8,526
Onicon Incorporated(3)	One stop	L + 6.00%	N/A (4)	07/2018	-	(6)	-	(15)
Onicon Incorporated*	One stop	L + 6.00%	7.01%	07/2018	9,345	9,266	1.1	9,204
Plex Systems, Inc.(3)	One stop	L + 7.50%	N/A (4)	07/2018	-	(26)	-	-
Plex Systems, Inc.*^	One stop	L + 7.50%	8.75%	07/2018	18,797	18,425	2.3	18,797
Sunless Merger Sub, Inc.	Senior loan	P + 4.00%	7.25%	07/2018	130	129	-	103
Sunless Merger Sub, Inc.*	Senior loan	L + 5.25%	6.50%	07/2018	1,680	1,675	0.1	1,176
TIDI Products, LLC(3)	One stop	L + 6.50%	N/A (4)	07/2018	-	(8)	-	-
TIDI Products, LLC*^	One stop	L + 6.50%	7.75%	07/2018	16,594	16,410	2.1	16,594
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	07/2018	3,750	3,740	0.5	3,750
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	07/2018	52	52	-	52
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	07/2018	784	785	0.1	784
					84,033	83,038	10.3	83,255
Diversified Conglomerate Service
Accellos, Inc.(3)	One stop	L + 5.75%	N/A (4)	07/2018	-	(18)	-	-
Accellos, Inc.*^	One stop	L + 5.75%	6.76%	07/2018	32,203	31,868	4.0	32,203
Actiance, Inc.	One stop	L + 9.00%	N/A (4)	07/2018	-	-	-	-
Actiance, Inc. *^	One stop	L + 9.00%	10.00%	07/2018	2,502	2,401	0.3	2,395
Aderant North America, Inc.^	Senior loan	L + 4.25%	5.25%	07/2018	447	443	0.1	447
Agility Recovery Solutions Inc.	One stop	L + 6.50%	7.50%	07/2018	104	97	-	104
Agility Recovery Solutions Inc.^	One stop	L + 6.50%	7.50%	07/2018	10,378	10,280	1.3	10,378
Bomgar Corporation(3)	One stop	L + 6.00%	N/A (4)	07/2018	-	(15)	-	-
Bomgar Corporation*	One stop	L + 6.00%	7.00%	07/2018	29,202	28,783	3.6	29,202
Daxko, LLC(3)	One stop	L + 7.25%	N/A (4)	07/2018	-	(20)	-	-
Daxko, LLC*	One stop	L + 7.25%	8.25%	07/2018	15,528	15,312	1.9	15,528
DTI Holdco, Inc.	Senior loan	L + 5.00%	6.00%	07/2018	8,527	8,442	1.0	8,441

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

June 30, 2015 807,044.0

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

HealthcareSource HR, Inc.(3)	Senior loan	L + 6.75%	N/A (4)	07/2018	-	(2)	-	(1)
HealthcareSource HR, Inc.	One stop	L + 6.75%	7.75%	07/2018	17,948	17,530	2.2	17,769
Host Analytics, Inc.(3)	One stop	L + 0.00%	N/A (4)	07/2018	-	(6)	-	-
Host Analytics, Inc.	One stop	N/A	10.75%	07/2018	2,943	2,895	0.4	2,943
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	07/2018	719	712	0.1	719
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	07/2018	7,914	7,756	1.0	7,914
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	07/2018	5,396	5,308	0.7	5,396
NetSmart Technologies, Inc.	One stop	P + 4.25%	7.50%	07/2018	225	193	-	225
NetSmart Technologies, Inc.*^	One stop	L + 5.25%	6.25%	07/2018	25,327	25,095	3.1	25,327
PC Helps Support, LLC	Senior loan	P + 4.25%	7.50%	07/2018	66	65	-	66
PC Helps Support, LLC	Senior loan	L + 5.25%	6.51%	07/2018	1,532	1,522	0.2	1,532
Secure-24, LLC(3)	One stop	L + 6.00%	N/A (4)	07/2018	-	(4)	-	-
Secure-24, LLC*	One stop	L + 6.00%	7.25%	07/2018	10,054	9,922	1.2	10,054
Secure-24, LLC^	One stop	L + 6.00%	7.25%	07/2018	1,471	1,456	0.2	1,471
Source Medical Solutions, Inc.	Second lien	L + 8.00%	9.00%	07/2018	9,294	9,179	1.2	9,294
Transaction Data Systems, Inc.	Senior loan	L + 4.50%	N/A (4)	07/2018	-	-	-	-
Transaction Data Systems, Inc.	Senior loan	L + 4.50%	5.50%	07/2018	4,545	4,500	0.6	4,499
Vendavo, Inc.(3)	One stop	L + 8.50%	N/A (4)	07/2018	-	(13)	-	-
Vendavo, Inc.	One stop	L + 8.50%	9.50%	07/2018	15,501	15,202	1.9	15,501
					201,826	198,883	25.0	201,407

Electronics
Appriss Holdings, Inc.	Senior loan	L + 4.75%	5.75%	11/2020	902	863	0.1	902
Appriss Holdings, Inc.*	Senior loan	L + 4.75%	5.75%	11/2020	18,099	17,855	2.2	18,099
Compusearch Software Holdings, Inc.^	Senior loan	L + 4.50%	5.50%	05/2021	1,325	1,321	0.2	1,321
ECI Acquisition Holdings, Inc.	One stop	L + 6.25%	7.25%	03/2019	1,410	1,344	0.2	1,410
ECI Acquisition Holdings, Inc.(3)	One stop	L + 6.25%	N/A (4)	03/2019	-	(14)	-	-
ECI Acquisition Holdings, Inc.*^	One stop	L + 6.25%	7.25%	03/2019	21,779	21,475	2.7	21,779
Gamma Technologies, LLC(3)	One stop	L + 5.50%	N/A (4)	06/2021	-	(1)	-	(1)
Gamma Technologies, LLC^	One stop	L + 5.50%	6.50%	06/2021	18,229	18,047	2.2	18,047
Rogue Wave Holdings, Inc.*^	One stop	L + 9.01%	10.01%	12/2018	10,007	9,917	1.2	10,007
Sloan Company, Inc., The	One stop	L + 6.25%	7.25%	04/2020	8	7	-	8
Sloan Company, Inc., The	One stop	L + 6.25%	7.25%	04/2020	7,609	7,517	0.9	7,532
Sparta Holding Corporation(3)	One stop	L + 5.50%	N/A (4)	07/2020	-	(32)	-	-
Sparta Holding Corporation*^	One stop	L + 5.50%	6.50%	07/2020	23,183	22,939	2.9	23,183
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (4)	03/2019	-	(3)	-	-
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (4)	03/2019	-	(1)	-	-
Syncsort Incorporated*	Senior loan	L + 4.75%	5.75%	03/2019	1,989	1,974	0.2	1,989
Systems Maintenance Services Holding, Inc.^	Senior loan	L + 4.00%	5.25%	10/2019	2,637	2,627	0.3	2,637
Taxware, LLC(3)	One stop	L + 6.50%	N/A (4)	04/2022	-	(5)	-	(5)
Taxware, LLC*^	One stop	L + 6.50%	7.50%	04/2022	19,949	19,648	2.5	19,750
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	9.00%	10/2021	9,434	9,234	1.2	9,434
					136,560	134,712	16.8	136,092
							-
Finance
Ascensus, Inc.(3)	One stop	L + 4.00%	N/A (4)	11/2018	-	(13)	-	-
Ascensus, Inc.^	One stop	L + 4.00%	5.00%	12/2019	3,964	3,902	0.5	3,964
Ascensus, Inc.*^	One stop	L + 8.00%	9.00%	12/2020	6,337	6,165	0.8	6,337
					10,301	10,054	1.3	10,301
Grocery
AG Kings Holdings Inc.(3)	One stop	L + 5.50%	N/A (4)	04/2020	-	(8)	-	(8)
AG Kings Holdings Inc.	One stop	L + 5.50%	6.50%	04/2020	6,191	6,132	0.8	6,129
MyWebGrocer, Inc.(3)	One stop	L + 8.75%	N/A (4)	05/2018	-	(12)	-	-
MyWebGrocer, Inc.^	One stop	L + 8.75%	10.00%	05/2018	14,271	14,101	1.8	14,271
					20,462	20,213	2.6	20,392
Healthcare, Education and Childcare
Agilitas USA, Inc.^	Senior loan	L + 4.00%	5.00%	10/2020	2,452	2,431	0.3	2,452
Avatar International, LLC	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	1,656	1,651	0.1	828
Avatar International, LLC	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	542	539	0.1	542
Avatar International, LLC*	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	7,675	7,645	0.5	3,838
California Cryobank, LLC^	One stop	L + 5.50%	6.50%	08/2019	1,550	1,538	0.2	1,550
California Cryobank, LLC	One stop	L + 5.50%	6.50%	08/2019	43	42	-	43
California Cryobank, LLC	One stop	P + 4.25%	7.50%	08/2019	86	84	-	86
Certara L.P.(3)	One stop	L + 6.25%	N/A (4)	12/2018	-	(15)	-	-
Certara L.P.*^	One stop	L + 6.25%	7.25%	12/2018	30,925	30,610	3.8	30,925
CPI Buyer, LLC (Cole-Parmer)*^	Senior loan	L + 4.50%	5.50%	08/2021	7,960	7,682	1.0	7,960

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

June 30, 2015 807,044.0

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

Curo Health Services LLC	Senior loan	L + 5.50%	6.50%	02/2022	1,995	1,976	0.2	2,014
Delta Educational Systems*	Senior loan	P + 4.75%	8.00%	12/2016	1,631	1,618	0.2	1,387
Delta Educational Systems(3)	Senior loan	L + 6.00%	N/A (4)	12/2016	-	-	-	(12)
Dental Holdings Corporation(3)	One stop	L + 5.50%	N/A (4)	02/2020	-	(17)	-	-
Dental Holdings Corporation(3)	One stop	L + 5.50%	N/A (4)	02/2020	-	(13)	-	-
Dental Holdings Corporation	One stop	L + 5.50%	6.50%	02/2020	6,591	6,453	0.8	6,591
Encore GC Acquisition, LLC(3)	Senior loan	L + 4.50%	N/A (4)	01/2020	-	(9)	-	-
Encore GC Acquisition, LLC*	Senior loan	L + 4.50%	5.50%	01/2020	3,493	3,445	0.4	3,493
G & H Wire Company, Inc.(3)	Senior loan	L + 5.75%	N/A (4)	12/2017	-	(5)	-	-
G & H Wire Company, Inc.*^	Senior loan	L + 5.75%	6.75%	12/2017	12,577	12,481	1.6	12,577
Global Healthcare Exchange, LLC(3)	One stop	L + 7.50%	N/A (4)	03/2020	-	(20)	-	-
Global Healthcare Exchange, LLC*^	One stop	L + 7.50%	8.50%	03/2020	36,976	36,212	4.6	36,976
GSDM Holdings Corp.	Senior loan	L + 4.25%	5.25%	06/2019	875	871	0.1	875
IntegraMed America, Inc.	One stop	L + 7.25%	8.50%	09/2017	811	803	0.1	795
IntegraMed America, Inc.*^	One stop	L + 7.25%	8.50%	09/2017	15,015	14,862	1.8	14,715
Katena Holdings, Inc.(3)	One stop	L + 6.25%	N/A (4)	06/2021	-	(8)	-	(8)
Katena Holdings, Inc.(3)	One stop	L + 6.25%	N/A (4)	06/2021	-	(1)	-	(1)
Katena Holdings, Inc.^	One stop	L + 6.25%	7.25%	06/2021	8,162	8,081	1.0	8,080
Maverick Healthcare Group, LLC*	Senior loan	L + 5.50%	7.25%	12/2016	1,948	1,923	0.2	1,948
Pentec Acquisition Sub, Inc.(3)	Senior loan	L + 5.00%	N/A (4)	05/2017	-	(2)	-	-
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.00%	6.25%	05/2018	1,627	1,611	0.2	1,627
PPT Management, LLC(3)	One stop	L + 5.00%	N/A (4)	04/2020	-	(1)	-	(1)
PPT Management, LLC*^	One stop	L + 5.00%	6.00%	04/2020	11,819	11,706	1.5	11,701
Premise Health Holding Corp.(3)	One stop	L + 5.00%	N/A (4)	06/2020	-	(21)	-	-
Premise Health Holding Corp.	One stop	L + 5.00%	6.00%	06/2020	15,000	14,891	1.9	15,000
Pyramid Healthcare, Inc.(3)	One stop	L + 5.75%	N/A (4)	08/2019	-	(4)	-	-
Pyramid Healthcare, Inc.^	One stop	L + 5.75%	6.75%	08/2019	8,460	8,395	1.1	8,460
Radiology Partners, Inc.(3)	One stop	L + 5.00%	N/A (4)	09/2020	-	(40)	-	-
Radiology Partners, Inc.(3)	One stop	L + 5.00%	N/A (4)	09/2020	-	(7)	-	-
Radiology Partners, Inc.*^	One stop	L + 5.00%	6.00%	09/2020	17,080	16,843	2.1	17,080
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	7.25%	06/2017	253	248	-	253
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	6.00%	06/2017	3,247	3,223	0.4	3,247
Southern Anesthesia and Surgical(3)	One stop	L + 5.50%	N/A (4)	11/2017	-	(30)	-	-
Southern Anesthesia and Surgical(3)	One stop	L + 5.50%	N/A (4)	11/2017	-	(7)	-	-
Southern Anesthesia and Surgical	One stop	L + 5.50%	6.50%	11/2017	5,653	5,576	0.7	5,653
Spear Education, LLC*^	One stop	L + 5.00%	6.00%	08/2019	5,976	5,938	0.8	5,976
Spear Education, LLC	One stop	L + 5.00%	N/A (4)	08/2019	-	-	-	-
Spear Education, LLC(3)	One stop	L + 5.00%	N/A (4)	08/2019	-	(5)	-	-
Surgical Information Systems, LLC^	Senior loan	L + 3.50%	4.51%	09/2018	1,962	1,959	0.2	1,962
U.S. Anesthesia Partners, Inc.	One stop	L + 5.00%	6.00%	12/2019	5,957	5,932	0.7	5,957
WIL Research Company, Inc.*	Senior loan	L + 4.50%	5.75%	02/2018	758	753	0.1	735
Young Innovations, Inc.	Senior loan	P + 3.25%	6.50%	01/2018	29	29	-	29
Young Innovations, Inc.*	Senior loan	L + 4.25%	5.25%	01/2019	1,150	1,144	0.1	1,150
					221,934	218,990	26.8	216,483
Home and Office Furnishings, Housewares, and Durable Consumer
Plano Molding Company, LLC*	One stop	L + 6.00%	7.00%	05/2021	18,161	17,983	2.2	17,979
WII Components, Inc.	Senior loan	L + 4.50%	N/A (4)	07/2018	-	-	-	-
WII Components, Inc.*	Senior loan	L + 4.25%	5.25%	07/2018	1,063	1,058	0.1	1,063
Zenith Products Corporation(6)	One stop	P + 3.75%	7.00%	09/2013	81	48	-	41
Zenith Products Corporation*(6)	One stop	P + 5.50%	8.75%	09/2013	4,376	3,926	0.3	2,188
					23,681	23,015	2.6	21,271
Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC(3)	Senior loan	L + 4.50%	N/A (4)	10/2018	-	(12)	-	(12)
Aimbridge Hospitality, LLC	Senior loan	L + 4.50%	5.76%	10/2018	5,251	5,201	0.6	5,198
					5,251	5,189	0.6	5,186
Insurance
Captive Resources Midco, LLC (3)	One stop	L + 5.75%	N/A (4)	06/2020	-	(23)	-	(23)
Captive Resources Midco, LLC (3)	One stop	L + 5.75%	N/A (4)	06/2020	-	(21)	-	(21)
Captive Resources Midco, LLC*^	One stop	L + 5.75%	6.75%	06/2020	26,911	26,575	3.3	26,575
					26,911	26,531	3.3	26,531
Investment Funds and Vehicles
Senior Loan Fund LLC (7)(8)	Subordinated debt	L + 8.00%	8.18%	05/2020	65,864	65,864	8.2	65,864
							-

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

June 30, 2015 807,044.0

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	One stop	L + 7.75%	9.00%	11/2018	884	875	0.1	765
Competitor Group, Inc.*	One stop	L + 9.25%	9.00% cash/1.50% PIK	11/2018	12,873	12,748	1.4	11,586
Self Esteem Brands, LLC(3)	Senior loan	L + 4.00%	N/A (4)	02/2020	-	(4)	-	-
Self Esteem Brands, LLC^	Senior loan	L + 4.00%	5.00%	02/2020	3,669	3,652	0.5	3,669
Starplex Operating, L.L.C.(3)	One stop	L + 7.00%	N/A (4)	12/2017	-	(10)	-	-
Starplex Operating, L.L.C.*^	One stop	L + 7.00%	8.00%	12/2017	10,004	9,876	1.2	10,004
Titan Fitness, LLC	One stop	P + 5.25%	8.50%	09/2019	140	121	-	140
Titan Fitness, LLC*	One stop	L + 6.50%	7.75%	09/2019	13,360	13,140	1.7	13,360
Titan Fitness, LLC (3)	One stop	L + 6.50%	N/A (4)	09/2019	-	(19)	-	-
					40,930	40,379	4.9	39,524
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	One stop	P + 7.75%	11.00%	10/2017	272	266	-	272
Benetech, Inc.*	One stop	L + 9.00%	10.25%	10/2017	4,814	4,785	0.6	4,814
					5,086	5,051	0.6	5,086
Oil and Gas
Drilling Info, Inc.(3)(5)	One Stop	L + 5.00%	N/A (4)	06/2018	-	(1)	-	-
Drilling Info, Inc.^(5)	One Stop	L + 5.00%	6.00%	06/2018	1,273	1,263	0.1	1,273
Drilling Info, Inc.(3)(5)	One Stop	L + 5.00%	N/A (4)	06/2018	-	(5)	-	-
					1,273	1,257	0.1	1,273
Personal and Non-Durable Consumer Products
The Hygenic Corporation(3)	Senior loan	L + 5.00%	N/A (4)	10/2019	-	(5)	-	-
The Hygenic Corporation*	Senior loan	L + 5.00%	6.00%	10/2020	3,284	3,237	0.4	3,284
Massage Envy, LLC(3)	One stop	L + 7.25%	N/A (4)	09/2018	-	(10)	-	-
Massage Envy, LLC*	One stop	L + 7.25%	8.50%	09/2018	15,570	15,359	1.9	15,570
Orthotics Holdings, Inc(3)(8)	One stop	L + 5.00%	N/A (4)	02/2020	-	(2)	-	-
Orthotics Holdings, Inc*(8)	One stop	L + 5.00%	6.00%	02/2020	1,390	1,374	0.2	1,390
Orthotics Holdings, Inc(3)	One stop	L + 5.00%	N/A (4)	02/2020	-	(16)	-	-
Orthotics Holdings, Inc(3)	One stop	L + 5.00%	N/A (4)	02/2020	-	(15)	-	-
Orthotics Holdings, Inc*	One stop	L + 5.00%	6.00%	02/2020	8,481	8,382	1.1	8,481
Rug Doctor LLC(3)	Senior loan	L + 5.25%	N/A (4)	12/2016	-	(6)	-	-
Rug Doctor LLC*	Senior loan	L + 5.25%	6.25%	12/2016	5,156	5,131	0.6	5,156
Team Technologies Acquisition Company(3)	Senior loan	L + 4.75%	N/A (4)	12/2017	-	(2)	-	(4)
Team Technologies Acquisition Company^	Senior loan	L + 4.75%	6.00%	12/2017	4,794	4,763	0.6	4,734
Team Technologies Acquisition Company	Senior loan	L + 5.50%	6.75%	12/2017	881	870	0.1	870
					39,556	39,060	4.9	39,481
Personal, Food and Miscellaneous Services
Focus Brands Inc.*^	Second lien	L + 9.00%	10.25%	08/2018	11,195	11,114	1.4	11,306
Ignite Restaurant Group, Inc (Joe's Crab Shack)^	One stop	L + 7.00%	8.00%	02/2019	6,124	6,049	0.7	6,124
PetVet Care Centers LLC	Senior loan	L + 4.50%	5.50%	12/2020	648	627	0.1	648
PetVet Care Centers LLC(3)	Senior loan	L + 4.50%	N/A (4)	12/2019	-	(11)	-	-
PetVet Care Centers LLC^	Senior loan	L + 4.50%	5.50%	12/2020	5,911	5,810	0.7	5,911
Vetcor Merger Sub LLC(3)	One stop	L + 6.00%	N/A (4)	04/2021	-	(15)	-	(15)
Vetcor Merger Sub LLC	One stop	L + 6.00%	7.00%	04/2021	46	41	-	44
Vetcor Merger Sub LLC*^	One stop	L + 6.00%	7.00%	04/2021	25,245	24,756	3.1	24,993
Veterinary Specialists of North America, LLC	One stop	L + 5.00%	N/A (4)	05/2020	-	-	-	-
Veterinary Specialists of North America, LLC*	One stop	L + 5.00%	6.00%	05/2020	589	583	0.1	583
					49,758	48,954	6.1	49,594
Printing and Publishing
Market Track, LLC	One stop	P + 5.00%	8.25%	10/2019	554	534	0.1	554
Market Track, LLC*^	One stop	L + 6.00%	7.25%	10/2019	29,049	28,772	3.6	29,049
Market Track, LLC*	One stop	L + 6.00%	7.25%	10/2019	2,203	2,183	0.3	2,203
Market Track, LLC	One stop	L + 6.00%	7.25%	10/2019	414	382	-	414
					32,220	31,871	4.0	32,220
Retail Stores
Benihana, Inc.	One stop	P + 4.75%	8.00%	07/2018	217	168	-	174
Benihana, Inc.*^	One stop	L + 6.00%	7.25%	01/2019	15,475	15,138	1.9	15,166
Boot Barn, Inc.*^	Senior loan	L + 4.50%	5.50%	06/2021	10,802	10,640	1.3	10,694
Capital Vision Services, LLC*	One stop	L + 6.00%	7.00%	12/2019	1,514	1,508	0.2	1,514
Capital Vision Services, LLC^	One stop	L + 6.00%	7.00%	12/2019	1,502	1,491	0.2	1,502
Capital Vision Services, LLC	One stop	L + 6.00%	7.00%	12/2019	1,653	1,645	0.2	1,653
Capital Vision Services, LLC	One stop	P + 4.75%	8.00%	12/2019	372	353	-	372
Capital Vision Services, LLC*^	One stop	L + 6.00%	7.00%	12/2019	26,650	26,434	3.3	26,650
Cycle Gear, Inc.(3)	One stop	L + 6.00%	N/A (4)	01/2020	-	(16)	-	-
Cycle Gear, Inc.	One stop	L + 6.00%	7.00%	01/2020	6,502	6,370	0.8	6,502
DTLR, Inc.*^	One stop	L + 8.00%	11.00%	12/2015	15,243	15,219	1.9	15,243

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

June 30, 2015 807,044.0

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

Elite Sportswear, L.P.	Senior loan	L + 5.00%	6.00%	03/2020	147	140	-	147
Elite Sportswear, L.P.	Senior loan	L + 5.00%	6.00%	03/2020	2,856	2,802	0.4	2,856
Express Oil Change, LLC*	Senior loan	L + 5.00%	6.00%	12/2017	106	105	-	106
Express Oil Change, LLC*	Senior loan	L + 5.00%	6.00%	12/2017	1,389	1,383	0.2	1,389
Express Oil Change, LLC	Senior loan	P + 4.00%	7.10%	12/2017	64	61	-	64
Express Oil Change, LLC*	Senior loan	L + 5.00%	6.00%	12/2017	3,722	3,694	0.4	3,722
Floor & Decor Outlets of America, Inc.*^	One stop	L + 6.50%	7.75%	05/2019	11,158	11,069	1.4	11,158
Marshall Retail Group, LLC, The(3)	One stop	L + 6.00%	N/A (4)	08/2020	-	(10)	-	(27)
Marshall Retail Group, LLC, The	One stop	L + 6.00%	7.00%	08/2019	585	562	0.1	519
Marshall Retail Group, LLC, The^	One stop	L + 6.00%	7.00%	08/2020	12,362	12,229	1.5	11,991
Paper Source, Inc.(3)	One stop	L + 6.25%	N/A (4)	09/2018	-	(8)	-	-
Paper Source, Inc.*^	One stop	L + 6.25%	7.25%	09/2018	12,480	12,400	1.5	12,480
RCPSI Corporation	One stop	L + 5.75%	6.75%	04/2020	23	19	-	21
RCPSI Corporation*^	One stop	L + 5.75%	6.75%	04/2021	22,456	22,022	2.8	22,231
Restaurant Holding Company, LLC	Senior loan	L + 7.75%	8.75%	02/2019	4,939	4,903	0.5	4,346
Rubio's Restaurants, Inc	Senior loan	L + 4.75%	6.00%	11/2018	3,994	3,994	0.5	3,994
Sneaker Villa, Inc.^	One stop	L + 8.50%	10.00%	12/2017	627	619	0.1	627
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	752	739	0.1	752
Sneaker Villa, Inc.^	One stop	L + 8.50%	10.00%	12/2017	1,214	1,201	0.2	1,214
Sneaker Villa, Inc.	One stop	P + 7.00%	11.50%	12/2017	1,253	1,239	0.2	1,253
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	2,506	2,487	0.3	2,506
Sneaker Villa, Inc.^	One stop	L + 8.50%	10.00%	12/2017	4,180	4,149	0.5	4,180
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	4,346	4,275	0.5	4,346
Specialty Commerce Corp.(3)	One stop	L + 6.00%	N/A (4)	07/2017	-	(3)	-	-
Specialty Commerce Corp.	One stop	L + 6.00%	7.50%	07/2017	4,177	4,154	0.5	4,177
Vision Source L.P.(3)	One stop	L + 6.00%	N/A (4)	08/2019	-	(3)	-	-
Vision Source L.P.*^	One stop	L + 6.00%	7.00%	08/2019	17,626	17,530	2.2	17,626
					192,892	190,702	23.7	191,148
Telecommunications
Arise Virtual Solutions, Inc.(3)	One stop	L + 5.50%	N/A (4)	12/2018	-	(1)	-	-
Arise Virtual Solutions, Inc.^	One stop	L + 5.50%	6.75%	12/2018	1,510	1,504	0.2	1,510
Hosting.com Inc.	Senior loan	P + 3.25%	6.50%	12/2017	48	47	-	48
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	12/2017	808	801	0.1	808
ITC Global, Inc.	One stop	L + 6.75%	7.75%	07/2018	867	857	0.1	867
ITC Global, Inc.^	One stop	L + 6.75%	7.75%	07/2018	1,391	1,381	0.2	1,391
ITC Global, Inc.*	One stop	L + 6.75%	7.75%	07/2018	8,150	8,093	1.0	8,150
ITC Global, Inc.	One stop	L + 6.75%	7.75%	07/2018	1,555	1,541	0.2	1,555
					14,329	14,223	1.8	14,329
Textile and Leather
5.11, Inc.*^	Senior loan	L + 5.00%	6.00%	02/2020	1,023	1,019	0.1	1,026
Southern Tide, LLC(3)	One stop	L + 6.75%	N/A (4)	06/2019	-	(7)	-	-
Southern Tide, LLC^	One stop	L + 6.75%	7.75%	06/2019	4,065	4,033	0.5	4,065
					5,088	5,045	0.6	5,091
Utilities
PowerPlan Holdings, Inc. (3)	Senior loan	L + 5.25%	N/A (4)	02/2021	-	(7)	-	-
PowerPlan Holdings, Inc.	Senior loan	L + 5.25%	6.25%	02/2022	4,885	4,816	0.6	4,885
					4,885	4,809	0.6	4,885

Total debt investments United States					$1,514,526	$1,495,259	185.0%	$1,493,533

Fair Value as a percentage of Principal Amount								98.6%

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

June 30, 2015 807,044.0

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Equity Investments (9)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.3%	$2,075
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	-	-
Whitcraft LLC	Preferred stock B	N/A	N/A	N/A	1	670	0.1	661
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	129
						2,471	0.4	2,865
Automobile
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	-	-	-	5
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	-	-	-	6
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	-	-	-	44
						-	-	55
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	57	746	0.4	2,705
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	-	157	-	168
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	9	964	0.1	1,122
Goode Seed Co-Invest, LLC	LLC units	N/A	N/A	N/A	356	356	0.1	873
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	674
Northern Brewer, LLC	LLC interest	N/A	N/A	N/A	438	362	-	7
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	-	107
Tate's Bake Shop, Inc.	LP interest	N/A	N/A	N/A	-	462	0.1	493
Uinta Brewing Company	LP interest	N/A	N/A	N/A	-	462	-	332
United Craft Brews LLC	LP interest	N/A	N/A	N/A	1	657	0.1	657
						4,907	0.9	7,138

Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	10	1,021	0.1	1,037
							-
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	-	73	-	74
Flexan, LLC	Common stock	N/A	N/A	N/A	1	-	-	1
						73	-	75
Containers, Packaging and Glass
Packaging Coordinators, Inc.(8)	Common stock	N/A	N/A	N/A	25	2,065	0.3	2,533
Packaging Coordinators, Inc.	Common stock	N/A	N/A	N/A	48	1,563	0.3	2,205
						3,628	0.6	4,738
							-
Diversified Conglomerate Manufacturing
Chase Industries, Inc.	LLC units	N/A	N/A	N/A	1	1,186	0.2	1,453
ICCN Acquisition Corp.	Preferred stock	N/A	N/A	N/A	-	370	-	387
ICCN Acquisition Corp.	Common stock	N/A	N/A	N/A	-	-	-	-
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	-	160	-	-
TIDI Products, LLC	LLC units	N/A	N/A	N/A	353	207	0.1	529
						1,923	0.3	2,369

Diversified Conglomerate Service
Actiance, Inc.	Warrant	N/A	N/A	N/A	344	82	-	82
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	430	0.1	439
Daxko, LLC	LLC units	N/A	N/A	N/A	219	219	-	255
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	-	154	-	129
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	-	348	-	348
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	180	-	-	59
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	-	6
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	0.1	654
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	-	3
PC Helps Support, LLC	Preferred stock A	N/A	N/A	N/A	-	61	-	71
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	263	0.1	376
Vendavo, Inc.	Preferred stock A	N/A	N/A	N/A	827	827	0.1	1,010
						2,919	0.4	3,432
Electronics
ECI Acquisition Holdings, Inc.	Common stock	N/A	N/A	N/A	9	873	0.2	1,016
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	134	-	134

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

June 30, 2015 807,044.0

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	14	-	14
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	-	122	-	122
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	1	567	0.1	615
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	235	6	-	128
						1,716	0.3	2,029
							-
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	1,446	0.2	1,384
							-
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.,	Common stock	N/A	N/A	N/A	67	67	-	67
Advanced Pain Management Holdings, Inc.,	Preferred stock	N/A	N/A	N/A	8	829	0.1	994
Advanced Pain Management Holdings, Inc.,	Preferred stock	N/A	N/A	N/A	1	64	-	192
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	741	-	-
California Cryobank, LLC	LLC units	N/A	N/A	N/A	-	28	-	32
California Cryobank, LLC	LLC units	N/A	N/A	N/A	-	-	-	-
Certara L.P.	LP interest	N/A	N/A	N/A	-	635	0.1	873
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	734	734	0.1	734
Dialysis Newco, Inc. (DSI Renal)	LLC units	N/A	N/A	N/A	871	-	0.4	3,151
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	14	141	-	141
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	14	-	-	-
G & H Wire Company, Inc	LP interest	N/A	N/A	N/A	-	102	-	128
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	-	5	-	51
Global Healthcare Exchange, LLC	Preferred stock	N/A	N/A	N/A	-	481	0.1	535
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	875	-	298
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	-	387	0.1	387
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	-	122
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	-	249	0.1	303
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	-	228
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	-	79
Reliant Pro ReHab, LLC	Preferred stock A	N/A	N/A	N/A	2	183	0.1	968
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	487	0.1	673
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	-	24
Spear Education, LLC	LLC units	N/A	N/A	N/A	-	86	-	92
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	543
Young Innovations, Inc.	LLC units	N/A	N/A	N/A	-	236	0.1	367
						6,949	1.4	10,982
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	27	-	221
Zenith Products Corporation	Common stock	N/A	N/A	N/A	1	-	-	-
						27	-	221
							-
Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	-	-	142
							-
Investment Funds and Vehicles
Senior Loan Fund LLC (7)(8)	LLC interest	N/A	N/A	N/A	21,875	21,875	2.7	22,001
							-
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	LLC interest	N/A	N/A	N/A	1	714	-	43
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	-	27
Starplex Operating, L.L.C.	Common stock	N/A	N/A	N/A	1	183	0.1	400
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	6	583	0.1	807
						2,192	0.2	1,277
Personal and Non-Durable Consumer Products
C.B. Fleet Company, Incorporated	LLC units	N/A	N/A	N/A	2	174	-	248
Hygenic Corporation, The	LP interest	N/A	N/A	N/A	1	61	-	82
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	991
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	-	114	0.1	330
						1,098	0.2	1,651

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

June 30, 2015 807,044.0

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Personal, Food and Miscellaneous Services
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	-	161	-	141
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	85	85	-	85
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	766	766	0.1	766
						1,012	0.1	992
							-
Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	-	145	-	191
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	-	208
						290	-	399
Retail Stores
Barcelona Restaurants, LLC(8)(10)	LP interest	N/A	N/A	N/A	1,996	1,996	0.5	3,807
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	535
Capital Vision Services, LLC	LLC interest	N/A	N/A	N/A	402	17	0.2	1,537
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	15	150	-	150
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	-	-	-
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	97	-	105
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	-	73	-	73
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	-	135
Marshall Retail Group LLC, The	LLC units	N/A	N/A	N/A	15	154	-	83
Paper Source, Inc.	Common stock	N/A	N/A	N/A	8	1,387	0.2	1,418
PetPeople Enterprise, LLC	LP interest	N/A	N/A	N/A	889	889	0.1	1,259
RCPSI Corporation	LLC interest	N/A	N/A	N/A	455	455	0.1	455
Rubio's Restaurants, Inc.	Preferred stock A	N/A	N/A	N/A	2	945	0.3	2,361
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	613
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	386	0.1	872
						7,740	1.7	13,403
Telecommunications
ITC Global, Inc.	LLC units	N/A	N/A	N/A	17	311	0.1	445

Textiles and Leather
Southern Tide, LLC	LLC interest	N/A	N/A	N/A	2	191	-	213
							-
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	-	303	-	303
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	151	3	-	3
						306	-	306

Total equity investments United States						$62,095	9.6%	$77,154

Total United States						$1,557,354	194.6%	$1,570,687

Total Investments						$1,557,354	194.6%	$1,570,687

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

June 30, 2015 807,044.0

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Cash, Restricted Cash and Cash Equivalents
Cash and Restricted Cash						$30,106	1.4%	$11,526
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)						6,255	1.0	8,579
JPM Offshore Money Market Account (ISIN LU0103813712)						2,544	2.0	16,179
US Bank Money Market Account (CUSIP 9AMMF05B2)						17,782	2.6	20,403
Total Cash, Restricted Cash and Cash Equivalents						$56,687	7.0%	$56,687

Total Investments and Cash, Restricted Cash and Cash Equivalents						$1,614,041	201.6%	$1,627,374

*	Denotes that all or a portion of the loan secures the notes offered in the 2010 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at June 30, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at June 30, 2015.
(3)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	The entire commitment was unfunded at June 30, 2015. As such, no interest is being earned on this investment.
(5)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire One Stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(6)	Loan was on non-accrual status as of June 30, 2015, meaning that the Company has ceased recognizing interest income on the loan.
(7)	As defined in the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the nine months ended June 30, 2015 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(8)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(9)	Non-income producing securities.
(10)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as the Company along with affiliated entities owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the financial statements for transactions during the nine months ended June 30, 2015 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to "Control").

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

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

September 30, 2014

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Certara L.P.	LP interest	N/A	N/A	N/A	-	635	0.1	679
Dialysis Newco, Inc.	LLC units	N/A	N/A	N/A	871	-	0.2	1,557
Encore Rehabilitation Services, LLC	LLC interest	N/A	N/A	N/A	270	270	0.1	783
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	-	102	-	124
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	-	4	-	31
Global Healthcare Exchange, LLC	Preferred stock	N/A	N/A	N/A	-	398	0.1	418
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	-	38	-	4
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	701	0.1	701
Northwestern Management Services, LLC	Common stock	N/A	N/A	N/A	3	3	-	49
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	0	249	0.1	285
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	-	83
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	-	85
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	183	0.1	883
Southern Anesthesia and Surgical	Common stock	N/A	N/A	N/A	487	487	0.1	697
Spear Education, LLC	Preferred stock	N/A	N/A	N/A	-	86	-	86
Spear Education, LLC	Common stock	N/A	N/A	N/A	1	1	-	1
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	554
Young Innovations, Inc.	Preferred stock	N/A	N/A	N/A	-	236	-	277
						5,673	1.2	8,997
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	35	-	213

Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	86	-	191

Investment Funds and Vehicles
Senior Loan Fund LLC (7)(8)	LLC interest	N/A	N/A	N/A	9,318	9,318	1.3	9,242

Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	LLC interest	N/A	N/A	N/A	708	713	-	43
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	712
Starplex Operating, L.L.C.	Common stock	N/A	N/A	N/A	1	183	-	241
Titan Fitness, LLC	Common stock	N/A	N/A	N/A	6	582	0.1	649
						2,190	0.2	1,645
Personal and Non-Durable Consumer Products
Hygenic Corporation, The	LP interest	N/A	N/A	N/A	1	61	-	116
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	757
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	-	148	-	225
						958	0.1	1,098
Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	271	-	0.2	1,599

Personal, Food and Miscellaneous Services
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	-	161	-	161

Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	-	145	-	178
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	0.1	245
						290	0.1	423
Retail Stores
Barcelona Restaurants, LLC(8)(10)	LP interest	N/A	N/A	N/A	1,996	1,996	0.4	3,080
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	747
Capital Vision Services, LLC	LLC interest	N/A	N/A	N/A	402	17	0.1	520
DentMall MSO, LLC	Common stock	N/A	N/A	N/A	2	-	-	-
DentMall MSO, LLC	Preferred stock	N/A	N/A	N/A	2	97	-	97
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	-	79
Marshall Retail Group LLC, The	Common stock	N/A	N/A	N/A	15	154	-	154
Paper Source, Inc.	LLC interest	N/A	N/A	N/A	8	1,387	0.2	1,417

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

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. For the three and nine months ended June 30, 2015, the Company earned interest of $29,838 and $84,646, respectively. For the three and nine months ended June 30, 2014, the Company earned interest of $26,035 and $75,491, respectively. As of June 30, 2015 and September 30, 2014, the Company had interest receivable of $5,468 and $5,791, respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2015, interest income included $2,587 and $6,077, respectively, of accretion of discounts. For the three and nine months ended June 30, 2014, interest income included $1,873 and $5,520, respectively, of accretion of discounts. For the three and nine months ended June 30, 2015, the Company received loan origination fees of $4,990 and $10,197, respectively. For the three and nine months ended June 30, 2014, the Company received loan origination fees of $2,205 and $7,695, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2015, the Company recorded PIK income of $252 and $1,067, respectively, and received PIK payments in cash of $86 and $465. For the three and nine months ended June 30, 2014, the Company recorded PIK income of $497 and $1,246, respectively, and received PIK payments in cash of $144 and $2,051, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three and nine months ended June 30, 2015, fee income included $14 and $714 of prepayment premiums, respectively. For the three and nine months ended June 30, 2014, fee income included $950 and $1,950 of prepayment premiums, respectively.

For the three and nine months ended June 30, 2015, the Company received interest and fees in cash, which excludes capitalized loan origination fees, in the amounts of $27,639 and $79,156, respectively. For the three and nine months ended June 30, 2014, the Company received interest and fees in cash, which excludes capitalized loan origination fees, in the amounts of $24,223 and $71,193, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended June 30, 2015, the Company recorded dividend income of $492 and $887, respectively, and return of capital distributions of $34 and $42, respectively. For the three and nine months ended June 30, 2014, the Company recorded dividend income of $952 and $1,230, respectively, and return of capital distributions of $2,095 and $4,393, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $3,204 and $5 as of June 30, 2015 and September 30, 2014, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2015 and 2014, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through June 30, 2015. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities.

Dividends and distributions: Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then stockholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The Company may use newly issued shares under the guidelines of the DRIP (if the Company’s shares are trading at a premium to net asset value), or the Company may purchase shares in the open market in connection with the obligations under the plan. In particular, if the Company’s shares are trading at a significant discount to net asset value (“NAV”) and the Company is otherwise permitted under applicable law to purchase such shares, the Company intends to purchase shares in the open market in connection with any obligations under the DRIP.

In the event the market price per share of the Company’s common stock on the date of a distribution exceeds the most recently computed NAV per share of the common stock, the Company will issue shares of common stock to participants in the DRIP at the greater of the most recently computed NAV per share of common stock or 95% of the current market price per share of common stock (or such lesser discount to the current market price per share that still exceeds the most recently computed NAV per share of common stock).

Share repurchase plan: The Company has a a share repurchase program (the “Program”) which allows the Company to repurchase up to $50,000 of the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2015 and the Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Company did not make any repurchases of its common stock during the three and nine months ended June 30, 2015.

Deferred financing costs: Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2015 and September 30, 2014, the Company had deferred financing costs of $7,772 and $9,515, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three and nine months ended June 30, 2015 was $1,117 and $3,252, respectively. Amortization expense for the three and nine months ended June 30, 2014 was $1,127 and $2,026 respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of June 30, 2015 and September 30, 2014, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $174 and $247, respectively.

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

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In May 2015, FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2015. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

For the three and nine months ended June 30, 2015, the Income Incentive Fee incurred was $1,651 and $3,803, respectively. For the three and nine months ended June 30, 2014, the Income Incentive Fee incurred was $1,607 and $6,295, respectively.

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

The sum of the Income Incentive Fee and Capital Gain Incentive Fee is the “Incentive Fee.”

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the three and nine months ended June 30, 2015 and 2014 was $0 and $0, respectively. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through June 30, 2015, the Company has not made any Capital Gain Incentive Fee payments. For the three and nine months ended June 30, 2015, the Company accrued a capital gain incentive fee under GAAP of $732 and $1,909, respectively. For the three and nine months ended June 30, 2014, the Company did not accrue a capital gain incentive fee under GAAP.

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

Included in accounts payable and accrued expenses is $575 and $548 as of June 30, 2015 and September 30, 2014, respectively, for accrued allocated shared services under the Administration Agreement. The administrative service fee expense under the Administration Agreement for the three and nine months ended June 30, 2015 was $575 and $1,766, respectively. The administrative service fee expense under the Administration Agreement for the three and nine months ended June 30, 2014 was $655 and $1,979, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2015 were $224 and $681, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2014 were $0 and $801, respectively.

As of June 30, 2015 and September 30, 2014, included in accounts payable and accrued expenses were $279 and $156, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

During the three and nine months ended June 30, 2015, the Company sold $102,776 and $201,977, respectively, of investment commitments to SLF at fair value. During the three and nine months ended June 30, 2014, the Company sold $0 of investment commitments to SLF at fair value.

Note 4.	Investments

Investments as of June 30, 2015 and September 30, 2014 consisted of the following:

	As of June 30, 2015			As of September 30, 2014
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$226,201	$223,545	$224,140	$268,136	$265,042	$262,859
One stop	1,180,831	1,164,706	1,161,970	952,359	939,765	940,729
Second lien	39,923	39,437	39,934	59,902	59,086	59,964
Subordinated debt	1,707	1,707	1,625	3,584	3,564	3,710
Subordinated notes in SLF (1)	65,864	65,864	65,864	25,589	25,589	25,589
LLC equity interests in SLF (1)	N/A	21,875	22,001	N/A	9,318	9,242
Equity	N/A	40,220	55,153	N/A	35,216	45,519
Total	$1,514,526	$1,557,354	$1,570,687	$1,309,570	$1,337,580	$1,347,612

(1)	SLF's proceeds from the subordinated notes and LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.

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

	As of June 30, 2015		As of September 30, 2014
Cost:
United States
Mid-Atlantic	$369,554	23.7%	$306,582	22.9%
Midwest	300,786	19.3	274,923	20.6
West	280,228	18.0	288,915	21.6
Southeast	370,351	23.8	283,935	21.2
Southwest	125,007	8.0	116,105	8.7
Northeast	111,428	7.2	67,120	5.0
Total	$1,557,354	100.0%	$1,337,580	100.0%

Fair Value:
United States
Mid-Atlantic	$365,929	23.3%	$302,159	22.4%
Midwest	304,584	19.4	278,527	20.7
West	285,242	18.1	291,587	21.6
Southeast	372,381	23.7	288,565	21.4
Southwest	128,339	8.2	117,923	8.8
Northeast	114,212	7.3	68,851	5.1
Total	$1,570,687	100.0%	$1,347,612	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The industry compositions of the portfolio at cost and fair value were as follows:

	As of June 30, 2015		As of September 30, 2014
Cost:
Aerospace and Defense	$77,694	5.0%	$75,696	5.6%
Automobile	29,885	1.9	14,630	1.1
Banking	17,162	1.1	17,292	1.3
Beverage, Food and Tobacco	137,958	8.9	119,912	9.0
Broadcasting and Entertainment	7,289	0.5	-	-
Buildings and Real Estate	31,836	2.0	28,502	2.1
Cargo Transport	-	-	1,942	0.1
Chemicals, Plastics and Rubber	6,178	0.4	-	-
Containers, Packaging and Glass	31,517	2.0	31,136	2.3
Diversified Conglomerate Manufacturing	84,961	5.5	73,053	5.5
Diversified Conglomerate Service	201,802	13.0	167,034	12.5
Electronics	136,428	8.8	107,274	8.0
Finance	10,054	0.7	13,059	1.0
Grocery	21,659	1.4	18,056	1.3
Healthcare, Education and Childcare	225,939	14.5	224,961	16.8
Home and Office Furnishings, Housewares and Durable Consumer	23,042	1.5	6,897	0.5
Hotels, Motels, Inns, and Gaming	5,189	0.3	-	-
Insurance	26,531	1.7	19,547	1.5
Investment Funds and Vehicles	87,739	5.6	34,907	2.6
Leisure, Amusement, Motion Pictures and Entertainment	42,571	2.7	55,126	4.1
Mining, Steel, Iron and Non-Precious Metals	5,051	0.3	5,136	0.4
Oil and Gas	1,257	0.1	1,310	0.1
Personal and Non-Durable Consumer Products	40,158	2.6	32,065	2.4
Personal, Food and Miscellaneous Services	49,966	3.2	39,815	3.0
Personal Transportation	-	-	-	-
Printing and Publishing	32,161	2.1	30,495	2.3
Retail Stores	198,442	12.7	186,067	13.9
Telecommunications	14,534	0.9	24,865	1.9
Textiles and Leather	5,236	0.3	5,266	0.4
Utilities	5,115	0.3	3,537	0.3
Total	$1,557,354	100.0%	$1,337,580	100.0%

	As of June 30, 2015		As of September 30, 2014
Fair Value:
Aerospace and Defense	$74,257	4.7%	$74,470	5.5%
Automobile	30,255	1.9	14,546	1.1
Banking	17,090	1.1	17,245	1.3
Beverage, Food and Tobacco	139,825	8.9	119,610	8.9
Broadcasting and Entertainment	7,348	0.5	-	-
Buildings and Real Estate	32,244	2.1	28,703	2.1
Cargo Transport	-	-	1,923	0.1
Chemicals, Plastics and Rubber	6,243	0.4	-	-
Containers, Packaging and Glass	32,766	2.1	32,500	2.4
Diversified Conglomerate Manufacturing	85,624	5.5	74,058	5.5
Diversified Conglomerate Service	204,839	13.0	170,397	12.6
Electronics	138,121	8.8	108,695	8.1
Finance	10,301	0.7	10,530	0.8
Grocery	21,776	1.4	18,267	1.3
Healthcare, Education and Childcare	227,465	14.5	227,144	16.8
Home and Office Furnishings, Housewares and Durable Consumer	21,492	1.4	5,241	0.4
Hotels, Motels, Inns, and Gaming	5,186	0.3	-	-
Insurance	26,673	1.7	19,844	1.5
Investment Funds and Vehicles	87,865	5.6	34,830	2.6
Leisure, Amusement, Motion Pictures and Entertainment	40,801	2.6	53,922	4.0
Mining, Steel, Iron and Non-Precious Metals	5,086	0.3	5,182	0.4
Oil and Gas	1,273	0.1	1,325	0.1
Personal and Non-Durable Consumer Products	41,132	2.6	32,620	2.4
Personal, Food and Miscellaneous Services	50,586	3.2	40,194	3.0
Personal Transportation	-	-	1,599	0.1
Printing and Publishing	32,619	2.1	30,910	2.3
Retail Stores	204,551	13.0	189,857	14.1
Telecommunications	14,774	0.9	25,098	1.9
Textiles and Leather	5,304	0.3	5,319	0.4
Utilities	5,191	0.3	3,583	0.3
Total	$1,570,687	100.0%	$1,347,612	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Senior Loan Fund LLC:

The Company co-invests with RGA Reinsurance Company (“RGA”) in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of each of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). SLF may cease making new investments upon notification of either representative but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments at SLF are measured at fair value using the same valuation methodologies as described in Note 6.

SLF is capitalized with subordinated notes and LLC equity interest subscriptions from its members. As of June 30, 2015, the Company and RGA owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests. Additionally, SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”) which as of June 30, 2015 allowed SLF II to borrow up to $200,000 at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2015, SLF had subordinated note commitments from the Company and RGA totaling $100,000, of which approximately $75,273 and $29,245 in aggregate principal amount was funded at June 30, 2015 and September 30, 2014, respectively. As of June 30, 2015, SLF had LLC equity interest subscriptions from the Company and RGA totaling $25,000, of which approximately $25,000 and $10,649 in aggregate was called and contributed as of June 30, 2015 and September 30, 2014, respectively.

As of June 30, 2015 and September 30, 2014, SLF had total assets at fair value of $264,902 and $107,228, respectively. As of June 30, 2015 and September 30, 2014, SLF did not have any investments on non-accrual status. The portfolio companies in SLF are in industries similar to those in which the Company may invest directly. Additionally, as of June 30, 2015 and September 30, 2014, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $20,607 and $10,136, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of June 30, 2015 and September 30, 2014:

	As of June 30, 2015	As of September 30, 2014
Senior secured loans (1)	$256,710	$103,695
Weighted average current interest rate on senior secured loans (2)	5.7%	5.2%
Number of borrowers in SLF	54	31
Largest loan to a single borrower (1)	$12,000	$8,229
Total of five largest loans to borrowers (1)	$56,957	$31,132

(1)	At principal/par amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal/par amount.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

SLF Loan Portfolio as of June 30, 2015

				Current
			Maturity	Interest		Principal/Par	Fair
Portfolio Company	Business Description	Security Type	Date	Rate (1)		Amount	Value (2)
1011778 B.C. ULC (New Red Finance/Burger King)	Beverage, Food and Tobacco	Senior loan	12/2021	3.8%		$2,277	$2,278
5.11, Inc. (3)	Textiles and Leather	Senior loan	02/2020	6.0		3,265	3,275
Acosta, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	4.3		2,985	2,980
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,970	1,950
Aderant North America, Inc.	Diversified/Conglomerate Service	Senior loan	12/2018	5.3		4,195	4,195
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		7,036	6,895
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		481	466
Advanced Pain Management Holdings, Inc. (4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A	(5)	-	(23)
Affordable Care Inc.	Personal, Food and Miscellaneous Services	Senior loan	12/2018	5.5		3,986	3,986
ARG IH Corporation	Beverage, Food and Tobacco	Senior loan	11/2020	4.8		4,370	4,392
Arise Virtual Solutions, Inc. (3)	Telecommunications	Senior loan	12/2018	6.8		11,805	11,805
Atkins Nutritionals, Inc (3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		5,872	5,886
Atrium Innovations	Personal and Non Durable Consumer Products	Senior loan	02/2021	4.3		3,529	3,432
BJ's Wholesale Club, Inc.	Retail Stores	Senior loan	09/2019	4.5		2,965	2,967
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,901	1,795
Brickman Group Ltd. LLC	Farming and Agriculture	Senior loan	12/2020	4.0		1,985	1,975
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.5		5,644	5,644
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.5		697	697
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	5.8		4,428	4,406
Connect Merger Sub, Inc.	Telecommunications	Senior loan	04/2020	4.8		3,945	3,850
CPI Buyer, LLC (Cole-Parmer) (3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,970	5,970
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		5,985	6,041
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0		10,277	10,277
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0		1,018	1,018
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior loan	04/2021	4.5		2,475	2,477
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5		4,626	4,533
DISA Holdings Acquisition Subsidiary Corp. (4)	Diversified/Conglomerate Service	Senior loan	12/2020	N/A	(5)	-	(21)
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2017	5.0		2,278	2,278
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,970	3,937
GSDM Holdings Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2019	5.3		1,791	1,791
Hygenic Corporation, The (3)	Personal and Non Durable Consumer Products	Senior loan	10/2020	6.0		4,527	4,527
ILC Industries, Inc. (Data Device) (3)	Aerospace and Defense	Senior loan	07/2020	5.8		9,936	9,936
Joerns Healthcare, LLC	Healthcare, Education and Childcare	Senior loan	05/2020	6.0		9,721	9,704
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3		3,874	3,797
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3		183	179
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3		47	43
Mister Car Wash Holdings, Inc.	Automobile	Senior loan	08/2021	5.0		2,977	2,992
National Veterinary Associates, Inc.	Personal, Food and Miscellaneous Services	Senior loan	08/2021	4.8		993	996
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3		3,923	3,923
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	7.0		86	86
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3		47	47
Octane Fitness, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	10/2018	6.5		7,780	7,780
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.8		2,042	1,961
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	7.0		338	310
Pasternack Enterprises, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	12/2017	6.3		1,050	1,050
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,980	1,884
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5		5,970	5,970
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5		648	648
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	6.3		12,000	12,000
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	6.0		11,921	11,921
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0		6,312	6,249
Reliant Pro ReHab, LLC (3)	Healthcare, Education and Childcare	Senior loan	06/2017	6.0		4,253	4,253
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	5.0		3,842	3,842
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		110	110
Rubio's Restaurants, Inc (3)	Retail Stores	Senior loan	11/2018	6.0		5,108	5,108
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior loan	12/2016	6.3		4,746	4,746
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	6.0		3,945	3,950
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0		7,930	7,930
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3		963	963
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3		75	75
Syncsort Incorporated (3)	Electronics	Senior loan	03/2019	5.8		8,882	8,882
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior loan	10/2019	5.3		2,427	2,427
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior loan	07/2018	5.8		1,419	1,419
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior loan	07/2018	5.8		64	64
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3		4,663	4,663
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8		2,962	2,696
WII Components, Inc. (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	07/2018	5.3		3,051	3,051
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3		4,085	4,085
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2018	6.5		104	104
						$256,710	$255,523

(1)	Represents the weighted average annual current interest rate as of June 30, 2015. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.
(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.
(4)	The negative fair value is the result of the unfunded commitment being valued below par.
(5)	The entire commitment was unfunded at June 30, 2015. As such, no interest is being earned on this investment.

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

The Company has committed to fund $87,500 of subordinated notes and $21,875 of LLC equity interest subscriptions to SLF. The amortized cost and fair value of the subordinated notes held by the Company was $65,864 and $65,864, respectively, as of June 30, 2015, and $25,589 and $25,589, respectively, as of September 30, 2014. As of June 30, 2015, the subordinated notes pay a weighted average interest rate of three-month London Interbank Offered Rate (“LIBOR”) plus 8.0%. For the three and nine months ended June 30, 2015, the Company earned interest income on the subordinated notes of $1,056 and $2,258, respectively. For the three and nine months ended June 30, 2014, the Company earned interest income on the subordinated notes of $594 and $1,331, respectively. As of June 30, 2015 and September 30, 2014, $21,875 and $9,318 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed. For the three and nine months ended June 30, 2015, the Company received $418 and $732 in dividend income from the SLF LLC equity interests, respectively. For the three and nine months ended June 30, 2014, the Company received $0 and $0 in dividend income from the SLF LLC equity interests, respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Below is certain summarized financial information for SLF as of June 30, 2015 and September 30, 2014 and for the three and nine months ended June 30, 2015 and 2014:

	As of June 30, 2015	As of September 30, 2014
Selected Balance Sheet Information:
Investments in loans receivable, at fair value	$255,523	$103,296
Cash and other assets	7,399	3,932
Receivable from investments sold	1,980	-
Total assets	$264,902	$107,228

Senior credit facility	$159,455	$66,600
Payable for open trades	4,626	-
Other liabilities	404	822
Total liabilities	164,485	67,422
Subordinated notes and members' equity	100,417	39,806
Total liabilities and net assets	$264,902	$107,228

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Selected Statement of Operations Information:
Interest income	$3,091	$1,275	$6,732	$2,386
Fee income	-	2	4	4
Total investment income	3,091	1,277	6,736	2,390

Interest expense	2,162	1,064	4,678	2,019
Administrative service fee	70	60	166	112
Management and incentive fees	-	-	-	-
Other expenses	29	33	77	67
Total expenses	2,261	1,157	4,921	2,198
Net investment income	830	120	1,815	192

Net realized gains (losses) on investments and subordinated notes	9	-	9	-

Net change in unrealized appreciation (depreciation) on investments and subordinated notes	(383)	114	(755)	241
Net increase (decrease) in net assets	$456	$234	$1,069	$433

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 5.	Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is a company in which the Company owns more than 25% of its voting securities. Transactions related to our investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2015 were as follows:

Portfolio Company	Fair value at September 30, 2014	Purchases (cost)	Redemptions (cost)	Sales (cost)	Discount accretion	Net realized gains / (losses)	Net unrealized gains / (losses)	Fair value at June 30, 2015	Interest and fee income	Dividend income
Controlled Affiliates
Senior Loan Fund LLC *	$34,831	$52,831	$-	$-	$-	$-	$203	$87,865	$2,258	$732
Non-Controlled Affiliates
Barcelona Restaurants, LLC	3,080	-	-	-	-	-	727	3,807	-	-
Total Controlled and
Non-Controlled Affiliates	$37,911	$52,831	$-	$-	$-	$-	$930	$91,672	$2,258	$732

*	Together with RGA, the Company co-invests through SLF. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of each of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owns more than 25% of the voting securities of SLF (even though these "voting securities" do not afford the Company the right to elect directors of SLF or any other special rights), the Company does not believe that it has control over SLF for purposes of the 1940 Act or otherwise.

Note 6.	Fair Value Measurements

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2015 and 2014. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2015 and September 30, 2014, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

For the Company’s investment in SLF LLC equity interests, SLF follows the same valuation policies for investments in Level 3 investments as described above. SLF holds Level 3 debt investments. Additionally, SLF has elected to fair value Level 3 subordinated notes and secured borrowings. Fair value accounting standards permit an entity to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses in earnings at each reporting period.

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

All secured borrowings as of June 30, 2015 and September 30, 2014 were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

The following tables present fair value measurements of the Company’s investments and secured borrowings and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2015 and September 30, 2014:

As of June 30, 2015:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$1,493,533	$1,493,533
Equity investments(1)	-	-	77,154	77,154
Money market funds (1)(2)	26,581	-	-	26,581
Total assets:	$26,581	$-	$1,570,687	$1,597,268
Secured borrowings:	$-	$-	$363	$363

As of September 30, 2014:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$1,292,851	$1,292,851
Equity investments(1)	-	-	54,761	54,761
Money market funds (1)(2)	37,199	-	-	37,199
Total assets:	$37,199	$-	$1,347,612	$1,384,811
Secured borrowings:	$-	$-	$389	$389

(1) Refer to the consolidated schedules of investments for further details.

(2) Included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated statements of financial condition.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2015 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held as of June 30, 2015 was $4,056 and $8,074, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2014 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held as of June 30, 2014 was $4,434 and $7,554, respectively.

The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the nine months ended June 30, 2015 and 2014:

	For the nine months ended June 30, 2015
	Debt Investments	Equity Investments	Total Investments	Secured borrowings

Fair value, beginning of period	$1,292,851	$54,761	$1,347,612	$389

Net change in unrealized appreciation (depreciation) on investments	(1,535)	4,836	3,301	-
Net change in unrealized appreciation (depreciation) on secured borrowings	-	-	-	(1)
Realized gain (loss) on investments	(1,229)	5,732	4,503	-
Fundings of revolving loans, net	2,865	-	2,865	-
Fundings of investments	647,577	19,519	667,096	-
PIK interest	748	-	748	-
Proceeds from principal payments and sales of portfolio investments	(453,821)	(7,694)	(461,515)	-
Repayments on secured borrowings	-	-	-	(26)
Accretion of discounts and amortization of premiums	6,077	-	6,077	1

Fair value, end of period	$1,493,533	$77,154	$1,570,687	$363

	For the Nine months ended June 30, 2014
	Debt Investments	Equity Investments	Total Investments	Secured borrowings

Fair value, beginning of period	$990,172	$34,473	$1,024,645	$8,809

Net change in unrealized appreciation on investments	152	8,349	8,501	-
Net change in unrealized appreciation on secured borrowings	-	-	-	74
Realized gain / (loss) gain on investments	(4,434)	(472)	(4,906)	-
Fundings of revolving loans, net	(2,363)	-	(2,363)	-
Fundings of investments	569,950	10,572	580,522	-
PIK interest	(251)	-	(251)	-
Proceeds from principal payments and sales of portfolio investments	(282,385)	(4,393)	(286,778)	-
Proceeds from secured borrowings	-	-	-	26,082
Repayments on secured borrowings	-	-	-	(14,770)
Amortization of discount and premium	5,520	-	5,520	69

Fair value, end of period	$1,276,361	$48,529	$1,324,890	$20,264

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments and secured borrowings as of June 30, 2015 and September 30, 2014.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)(2)	$180,985	Market rate approach	Market interest rate	4.5% - 48.5% (6.2%)
		Market comparable companies	EBITDA multiples	4.0x - 19.8x (10.9x)

Subordinated Notes of SLF	$65,864	Discounted cash flow	Discount rate	8.2%
		analysis
One stop loans (1)(3)(4)	$1,119,488	Market rate approach	Market interest rate	5.0% - 25.5% (7.6%)
		Market comparable companies	EBITDA multiples (5)	4.5x - 30.0x (10.6x)
			Revenue multiples (5)	1.5x - 11.0x (4.6x)

Subordinated and second lien loans (1)(6)	$20,353	Market rate approach	Market interest rate	9.0% - 17.0% (9.6%)
		Market comparable companies	EBITDA multiples	7.5x - 16.3x (12.9x)

Equity securities (7)	$55,153	Market comparable companies	EBITDA multiples (8)	4.0x - 19.8x (10.7x)
			Revenue multiples (8)	2.0x - 5.0x (3.0x)

Liabilities:
Secured borrowings (9)	$363	Market rate approach	Market interest rate	6.0%
		Market comparable companies	EBITDA multiples	30.0x

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of June 30, 2015 was determined using the market rate approach.
(2)	Excludes $43,155 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(3)	Excludes $39,278 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(4)	Excludes $3,204 of non-accrual loans at fair value, which the Company valued on a liquidation basis.
(5)	The Company valued $952,756 and $166,732 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(6)	Excludes $21,206 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(7)	Excludes $22,001 of LLC equity interests in SLF at fair value, which the Company valued using the net asset value.
(8)	The Company valued $51,777 and $3,376 of equity investments using EBITDA and revenue multiples, respectively.
(9)	The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of June 30, 2015 was determined using the market rate approach.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)(2)(3)	$227,431	Market rate approach	Market interest rate	4.5% - 33.8% (7.3%)
		Market comparable companies	EBITDA multiples (4)	5.0x - 14.8x (9.1x)
			Revenue multiples (4)	0.8x - 4.3x (3.1x)

Subordinated Notes of SLF	$25,589	Discounted cash flow analysis	Discount rate	8.0%

One stop loans (1)(5)(6)	$883,582	Market rate approach	Market interest rate	5.0% - 43.3% (8.2%)
		Market comparable companies	EBITDA multiples (7)	5.5x - 30.0x (9.8x)
			Revenue multiples (7)	2.8x - 11.0x (6.1x)

Subordinated and second lien loans (8)	$42,418	Market rate approach	Market interest rate	9.0% - 12.0% (8.9%)
		Market comparable companies	EBITDA multiples	9.0x - 16.3x (12.4x)

Equity securities (9)	$45,519	Market comparable companies	EBITDA multiples (10)	4.5x - 18.0x (10.0x)
			Revenue multiples (10)	2.8x - 3.8x (3.5x)

Liabilities:
Secured borrowings (11)	$389	Market rate approach	Market interest rate	6.0%
		Market comparable companies	EBITDA multiples	30.0x

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2014 was determined using the market rate approach.
(2)	Excludes $35,423 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(3)	Excludes $5 of non-accrual loans at fair value, which the Company valued on a liquidation basis.
(4)	The Company valued $180,334 and $47,097 of senior secured loans using EBITDA and revenue multiples, respectively. All senior secured loans were also valued using the market rate approach.
(5)	Excludes $55,280 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(6)	Excludes $1,867 of loans at fair value, which the Company valued on a liquidation basis.
(7)	The Company valued $800,306 and $83,276 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(8)	Excludes $21,256 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(9)	Excludes $9,242 of LLC equity interests in SLF at fair value, which the Company valued using the net asset value.
(10)	The Company valued $43,518 and $2,001 of equity securities using EBITDA and revenue multiples, respectively.
(11)	The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market(9) comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2014 was determined using the market rate approach.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of June 30, 2015 and September 30, 2014. Fair value is estimated using Level 3 inputs by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of June 30, 2015		As of September 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt	$823,100	$822,183	$697,150	$693,869

Note 7.     Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of June 30, 2015, the Company’s asset coverage for borrowed amounts was 233.5%.

Debt Securitizations: On July 16, 2010, the Company completed a $300,000 term debt securitization (as amended, “2010 Debt Securitization”). The notes (“2010 Notes”) offered in the 2010 Debt Securitization were issued by the 2010 Issuer, a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A 2010 Notes and Class B 2010 Notes are secured by the assets held by the 2010 Issuer. The 2010 Debt Securitization consists of $203,000 of Aaa/AAA Class A 2010 Notes of the 2010 Issuer which, as amended, bear interest at three-month LIBOR plus 1.74%. The $12,000 face amount of Class B 2010 Notes bears interest at a rate of three-month LIBOR plus 2.40%. In partial consideration for the loans transferred to the 2010 Issuer as part of the 2010 Debt Securitization, Holdings currently retains all of the Subordinated 2010 Notes and all of the membership interests in the 2010 Issuer, which Holdings initially purchased for two hundred and fifty dollars. The Class A 2010 Notes and Class B 2010 Notes are included in the June 30, 2015 and September 30, 2014 consolidated statements of financial condition as debt of the Company. As of June 30, 2015 and September 30, 2014, the Subordinated 2010 Notes were eliminated in consolidation.

On June 25, 2015, the Company and the 2010 Issuer amended the 2010 Debt Securitization to, among other things, (a) extend the reinvestment period two years to July 20, 2017, (b) make certain modifications for purposes of compliance with the loan securitization exclusion of the Volcker Rule and (c) modify the computation of the weighted average life test which relates to the loans securing the 2010 Notes.

Through July 20, 2017, all principal collections received on the underlying collateral may be used by the 2010 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2010 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the leverage in the 2010 Debt Securitization. The 2010 Notes are scheduled to mature on July 20, 2023.

As of June 30, 2015 and September 30, 2014, there were 80 and 85 portfolio companies with a total fair value of $336,733 and $337,763, respectively, securing the 2010 Notes.

The interest charged under the 2010 Debt Securitization is based on three-month LIBOR, which as of June 30, 2015 was 0.3%. For the three and nine months ended June 30, 2015 and 2014, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

	For the three months ended June 30,		For the nine months ended June 30,
	2015	2014	2015	2014
Stated interest expense	$1,113	$1,091	$3,306	$3,243
Amortization of debt issuance costs	227	195	678	478
Total interest and other debt financing expenses	$1,340	$1,286	$3,984	$3,721
Cash paid for interest expense	$1,093	$1,082	$3,289	$3,196
Annualized average stated interest rate	2.1%	2.0%	2.1%	2.0%
Average outstanding balance	$215,000	$215,000	$215,000	$212,803

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A and B 2010 Notes are as follows:

Description	Class A 2010 Notes	Class B 2010 Notes

Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$203,000	$12,000
Moody's Rating	"Aaa"	"Aa"
S&P Rating	"AAA"	"AA"
Interest Rate	LIBOR + 1.74%	LIBOR + 2.40%
Stated Maturity	July 20, 2023	July 20, 2023

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversifed portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization consists of $191,000 of Aaa/AAA Class A-1 2014 Notes which bear interest at three-month LIBOR plus 1.75%, $20,000 of Aaa/AAA Class A-2 2014 Notes which bear interest at a rate of three-month LIBOR plus 1.45% through December 4, 2015 and three-month LIBOR plus 1.95% thereafter and $35,000 of Aa2/AA Class B 2014 Notes which bear interest at a rate of three-month LIBOR plus 2.50%. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received $119,069 of LLC equity interests in the 2014 Issuer. The Company retained all of the Class C 2014 Notes and LLC equity interests totaling $37,500 and $119,069, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the June 30, 2015 consolidated statements of financial condition as debt of the Company. As of June 30, 2015, the Class C 2014 Notes and LLC equity interests were eliminated in consolidation.

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

As of June 30, 2015 and September 30, 2014, there were 73 and 69 portfolio companies with a total fair value of $396,227 and $371,764, respectively, securing the 2014 Notes.

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR, which as of June 30, 2015 was 0.3%. For the three and nine months ended June 30, 2015 and 2014, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

	For the three months ended June 30,		For the nine months ended June 30,
	2015	2014	2015	2014
Stated interest expense	$1,308	$366	$3,879	$366
Amortization of debt issuance costs	159	45	477	45
Total interest and other debt financing expenses	$1,467	$411	$4,356	$411
Cash paid for interest expense	$1,299	$-	$4,595	$-
Annualized average stated interest rate	2.1%	2.1%	2.1%	2.1%
Average outstanding balance	$246,000	$70,286	$246,000	$23,429

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1, A-2 and B 2014 Notes are as follows:

Description	Class A-1 2014 Notes	Class A-2 2014 Notes	Class B 2014 Notes

Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$191,000	$20,000	$35,000
Moody's Rating	"Aaa"	"Aaa"	"Aa2"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 1.75%	LIBOR + 1.45% (1)	LIBOR + 2.50%
Stated Maturity	April 25, 2026	April 25, 2026	April 25, 2026

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

As part of each of the 2010 Debt Securitization and the 2014 Debt Securitization, the Company entered into master loan sale agreements under which the Company agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein to the 2010 Issuer and the 2014 Issuer, as applicable, and to purchase or otherwise acquire the Subordinated 2010 Notes and the LLC equity interests in the 2014 Issuer, as applicable. The 2010 Notes (other than the 2010 Subordinated Notes) and the 2014 Notes are the secured obligations of the 2010 Issuer and 2014 Issuer, respectively, and indentures governing each of the 2010 Notes and the 2014 Notes include customary covenants and events of default. The pool of loans in the 2010 Debt Securitization and the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

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

The licenses allow the GBDC SBICs to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to GBDC, have interest payable semiannually and a ten-year maturity. The interest rate is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225,000 and the maximum amount that may be issued by a single SBIC licensee is $150,000. As of June 30, 2015, SBIC IV and SBIC V had $150,000 and $70,750 of outstanding SBA-guaranteed debentures, respectively, leaving incremental borrowing capacity of $4,250 for SBIC V under present SBIC regulations. As of September 30, 2014, SBIC IV and SBIC V had $150,000 and $58,750, respectively, of outstanding SBA-guaranteed debentures.

SBIC IV and SBIC V may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of June 30, 2015, GBDC had committed and funded $75,000 to SBIC IV, and SBIC IV had SBA-guaranteed debentures of $150,000 outstanding that mature between March 2021 and September 2024. As of June 30, 2015, the Company had committed and funded $40,000 to SBIC V, and SBIC V had SBA-guaranteed debentures of $70,750 outstanding that mature between September 2023 and September 2025.

The interest rate on $208,750 of outstanding debentures as of June 30, 2015 is fixed at an average annualized interest rate of 3.7%. The annualized interim financing rate on the remaining $12,000 of outstanding debentures was 1.4% as of June 30, 2015. For the three and nine months ended June 30, 2015 and 2014, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2015	2014	2015	2014
Stated interest expense	$1,929	$1,870	$5,756	$5,086
Amortization of debt issuance costs	486	319	1,449	775
Total interest and other debt financing expenses	$2,415	$2,189	$7,205	$5,861
Cash paid for interest expense	$-	$-	$3,791	$3,079
Annualized average stated interest rate	3.6%	3.6%	3.7%	3.5%
Average outstanding balance	$212,838	$206,640	$210,113	$195,587

Revolving Credit Facility: On July 21, 2011, Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which as of June 30, 2015 allowed Funding to borrow up to $150,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

On December 18, 2014, the Company and Funding amended the Credit Facility to, among other things, allow for the addition of a second lender under the facility.

On July 30, 2015, the Company and Funding amended the Credit Facility to, among other things, increase the size of the Credit Facility from $150,000 to $200,000, extend the expiration of the reinvestment period to July 29, 2017, during which period Funding, subject to certain conditions, may make borrowings under the facility, and extend the stated maturity date from October 17, 2019 to July 30, 2020. Refer to Note 12 for additional disclosures.

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

As of June 30, 2015 and September 30, 2014, the Company had outstanding debt under the Credit Facility of $141,350 and $27,400, respectively. For the three and nine months ended June 30, 2015, the Company had borrowings on the Credit Facility of $225,250 and $335,350 and repayments on the Credit Facility of $168,600 and $221,400, respectively. For the three and nine months ended June 30, 2014, the Company had borrowings on the Credit Facility of $145,850 and $471,300 and repayments on the Credit Facility of $266,300 and $467,350, respectively. For the three and nine months ended June 30, 2015 and 2014, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2015	2014	2015	2014
Stated interest expense	$556	$608	$1,064	$2,241
Facility fees	108	196	557	471
Amortization of debt issuance costs	185	551	516	706
Total interest and other debt financing expenses	$849	$1,355	$2,137	$3,418
Cash paid for interest expense	$631	$1,048	$1,481	$2,720
Annualized average stated interest rate	2.5%	2.4%	2.5%	2.4%
Average outstanding balance	$89,232	$100,232	$57,447	$122,710

Revolver: On November 22, 2013, Revolver Funding, a wholly owned subsidiary of GBDC, entered into a $15,000 revolving line of credit (as amended, the “Revolver”), which may be increased up to $30,000, with The PrivateBank and Trust Company (“PrivateBank”).

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

As of June 30, 2015 and September 30, 2014, the Company had no outstanding debt under the Revolver. For the three and nine months ended June 30, 2015, the Company had no borrowings and repayments on the Revolver. For the three and nine months ended June 30, 2014, the Company had borrowings of $0 and $1,300 and repayments of $800 and $1,300 on the Revolver. For the three and nine months ended June 30, 2015 and 2014, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2015	2014	2015	2014
Stated interest expense	$-	$2	$-	$7
Facility fees	9	9	28	23
Amortization of debt issuance costs	61	16	132	22
Total interest and other debt financing expenses	$70	$27	$160	$52
Cash paid for interest expense	$9	$12	$28	$29
Annualized average stated interest rate	N/A	4.0%	N/A	3.8%
Average outstanding balance	$-	$149	$-	$247

The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility and Revolver) for the three and nine months ended June 30, 2015 was $763,070 and $728,560, respectively. The average total debt outstanding (including the debt under the Debt Securitization, SBA debentures, Credit Facility and Revolver) for the three and nine months ended June 30, 2014 was $592,307 and $554,775, respectively.

For the three and nine months ended June 30, 2015, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.2% and 3.3%, respectively. For the three and nine months ended June 30, 2014, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.6% and 3.2%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2015 is as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

2010 Debt Securitization	$215,000	$-	$-	$-	$215,000
2014 Debt Securitization	246,000	-	-	-	246,000
SBA debentures	220,750	-	-	-	220,750
Credit Facility	141,350	-	-	141,350	-
Revolver	-	-	-	-	-

Total borrowings	$823,100	$-	$-	$141,350	$681,750

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

As of June 30, 2015 and September 30, 2014, the Company recognized secured borrowings at fair value of $363 and $389, respectively, and the fair values of the loans that are associated with these secured borrowings was $1,273 and $1,325, respectively. These secured borrowings were the result of the Company’s completion of partial sales of one stop loans associated with one portfolio company that did not meet the definition of a “participating interest”. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings.

During the three and nine months ended June 30, 2015, there were no partial loan sales, no fundings on revolving and delayed draw secured borrowings and repayments on secured borrowings totaled $9 and $26, respectively. During the three and nine months ended June 30, 2014, there were partial loan sales totaling $0 and $10,295, respectively, net fundings of revolving and delayed draw secured borrowings totaling $2,139 and $4,092, respectively, and repayments on secured borrowings totaled $97 and $3,075, respectively.

For the three and nine months ended June 30, 2015, the effective annualized average interest rate on secured borrowings, which includes amortization of original issuance costs, was 4.5% and 4.5%, interest expense was $1 and $9 and amortization of original issue discount was an amount less than $1 and $1, respectively. For the three and nine months ended June 30, 2014, the effective annualized average interest rate on secured borrowings, which excludes amortization of original issuance costs, was 6.7% and 6.5%, respectively, interest expense was $327 and $709, respectively, and amortization of original issue discount was $14 and $69, respectively.

Note 8.       Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $134,846 and $124,548 under various undrawn revolvers and other credit facilities as of June 30, 2015 and September 30, 2014, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 9.        Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data(1):	2015	2014
Net asset value at beginning of period	$15.55	$15.21
Net increase in net assets as a result of public offering	0.09	0.18
Dividends and distributions declared	(0.96)	(0.96)
Net investment income	0.90	0.94
Net realized gain (loss) on investments	0.10	(0.11)
Net change in unrealized appreciation (depreciation) on investments	0.06	0.18
Net asset value at end of period	$15.74	$15.44

Per share market value at end of period	$16.56	$17.70
Total return based on market value(2)	9.84%	7.74%
Total return based on average net asset value/members' equity *	9.07%	8.82%
Shares outstanding at end of period	51,259,434	47,065,030

Ratios/Supplemental Data:

Ratio of expenses (without incentive fees) to average net assets/members' equity *	6.57%	6.03%
Ratio of incentive fees to average net assets/members' equity *	1.01%	1.23%
Ratio of total expenses to average net assets/members' equity *	7.58%	7.26%
Ratio of net investment income to average net assets/members' equity	7.69%	8.14%

Net assets at end of period	$807,044	$726,774
Average debt outstanding	$728,560	$554,775
Average debt outstanding per share	$14.21	$11.79
Asset coverage ratio (3)	233.45%	240.82%
Portfolio turnover *	42.97%	31.96%

*	Annualized for a period less than one year.
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return based on market value assumes dividends are reinvested.
(3)	In accordance with the 1940 Act, with certain limited exceptions (including the Company's exemptive relief related to SBA debentures), the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

Note 10.        Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months and nine ended June 30, 2015 and 2014:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Earnings available to stockholders	$18,288	$16,280	$51,321	$45,206
Basic and diluted weighted average shares outstanding	50,491,035	46,985,908	48,262,048	44,673,591
Basic and diluted earnings per common share	$0.36	$0.35	$1.06	$1.01

Note 11.        Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during nine months ended June 30, 2015 and 2014:

			Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

Nine months ended June 30, 2015
5/11/2015	6/18/2015	6/29/2015	$0.32	$15,887	31,930	$505
2/3/2015	3/20/2015	3/27/2015	$0.32	$14,187	53,694	$908
11/17/2014	12/18/2014	12/29/2014	$0.32	$14,193	52,020	$885

Nine months ended June 30, 2014
5/6/2014	6/16/2014	6/27/2014	$0.32	$14,356	40,567	$692
2/4/2014	3/17/2014	3/28/2014	$0.32	$13,326	32,033	$539
11/26/2013	12/17/2013	12/27/2013	$0.32	$13,092	42,643	$758

Note 12.        Subsequent Events

On July 30, 2015, Funding entered into an amendment (the “Credit Facility Amendment”) to the documents governing Funding’s Credit Facility with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender. The Credit Facility Amendment was effective as of July 30, 2015. The Credit Facility Amendment, among other things, (a) increased the size of the Credit Facility from $150 million to $200 million, (b) extended the expiration of the revolving period to July 29, 2017, during which period Funding, subject to certain conditions, may make borrowings under the facility and (c) extended the stated maturity date from October 17, 2019 to July 30, 2020.

On August 4, 2015, the Board declared a quarterly distribution of $0.32 per share payable on September 29, 2015 to holders of record as of September 7, 2015.

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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986 as amended, or the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in November 2009 to continue and expand the business of our predecessor, Golub Capital Master Funding LLC, which commenced operations in July 2007, in making investments in senior secured, one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle market companies that are, in most cases, sponsored by private equity firms.

Our shares are currently listed on The NASDAQ Global Select Market under the symbol “GBDC”.

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured, one stop, second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle market companies with over $15.0 billion in capital under management as of June 30, 2015, (2) selecting investments within our core middle market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom we have invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2015 and September 30, 2014, our portfolio at fair value was comprised of the following:

	As of June 30, 2015		As of September 30, 2014
	Investments	Percentage of	Investments	Percentage of
Investment	at Fair Value	Total	at Fair Value	Total
Type	(In thousands)	Investments	(In thousands)	Investments
Senior secured	$224,140	14.3%	$262,859	19.5%
One stop	1,161,970	74.0	940,729	69.8
Second lien	39,934	2.5	59,964	4.4
Subordinated debt	1,625	0.1	3,710	0.3
Subordinated notes in SLF (1)	65,864	4.2	25,589	1.9
LLC equity interests in SLF (1)	22,001	1.4	9,242	0.7
Equity	55,153	3.5	45,519	3.4

Total	$1,570,687	100.0%	$1,347,612	100.0%

(1)	SLF's proceeds from the subordinated notes and LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2015, one stop loans included $166.7 million of late stage lending loans at fair value. During the three months ended December 31, 2014, we recharacterized $47.1 million of late stage lending loans at fair value from senior secured loans to one stop loans.

As of June 30, 2015 and September 30, 2014, we had debt and equity investments in 157 and 145 portfolio companies, respectively, and investments in subordinated notes and limited liability company, or LLC, equity interests in SLF.

The weighted average annualized income yield and weighted average annualized investment income yield of our income producing debt investments, which represented nearly 100% of our debt investments, for the three and nine months ended June 30, 2015 and 2014 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2015	2014	2015	2014
Weighted average annualized income yield (1)	7.6%	8.3%	7.7%	8.3%
Weighted average annualized investment income yield (2)	8.4%	8.9%	8.3%	8.9%

(1)	Represents income from interest and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.
(2)	Represents income from interest, fees and amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.

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

Recent Developments

On August 4, 2015, our board of directors declared a quarterly distribution of $0.32 per share of our common stock payable on September 29, 2015 to holders of record as of September 7, 2015.

On July 30, 2015, Golub Capital BDC Funding LLC, or Funding, a wholly-owned subsidiary of ours, entered into an amendment, or the Credit Facility Amendment, to the documents governing Funding’s senior secured revolving credit facility, or, as amended, the Credit Facility, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender. The Credit Facility Amendment was effective as of July 30, 2015. The Credit Facility Amendment, among other things, (a) increased the size of the Credit Facility from $150 million to $200 million, (b) extended the expiration of the revolving period to July 29, 2017, during which period Funding, subject to certain conditions, may make borrowings under the facility and (c) extended the stated maturity date from October 17, 2019 to July 30, 2020.

Consolidated Results of Operations

Consolidated operating results for the three and nine months ended June 30, 2015 and 2014 are as follows:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(In thousands)			(In thousands)

Interest income	$26,195	$23,568	$2,627	$76,312	$68,640	$7,672
Income from accretion of discounts and origination fees	2,587	1,873	714	6,076	5,520	556
Interest income from subordinated notes in SLF	1,056	594	462	2,258	1,331	927
Dividend income	498	952	(454)	883	1,230	(347)
Fee income	74	1,042	(968)	887	2,147	(1,260)

Total investment income	30,410	28,029	2,381	86,416	78,868	7,548

Total expenses	15,205	12,956	2,249	42,900	37,183	5,717

Net investment income	15,205	15,073	132	43,516	41,685	1,831

Net realized (losses) gains on investments	(1,746)	1	(1,747)	4,503	(4,906)	9,409
Net change in unrealized appreciation (depreciation) on investments and secured borrowings	4,829	1,206	3,623	3,302	8,427	(5,125)

Net income	$18,288	$16,280	$2,008	$51,321	$45,206	$6,115

Average earning portfolio company investments, at fair value	$1,437,003	$1,223,685	$213,318	$1,372,658	$1,163,812	$208,846

Average debt outstanding (1)	$763,070	$592,307	$170,763	$728,560	$554,775	$173,785

(1)	For the three and nine months ending June 30, 2015, we have excluded $0.4 million of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meet the definition of a "participating interest", as defined in the guidance to ASC Topic 860.

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income increased from the three months ended June 30, 2014 to the three months ended June 30, 2015 by $2.4 million primarily as a result of an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $213.3 million. These increases were partially offset by market yield compression on new investments as highlighted in the table below. Fee income decreased from the three months ended June 30, 2014 to the three months ended June 30, 2015 by $1.0 million as a result of a decrease in prepayment fee income of $0.9 million.

Investment income increased from the nine months ended June 30, 2014 to the nine months ended June 30, 2015 by $7.5 million primarily as a result of an increase in the average earning investment balance of $208.8 million and an increase in interest income earned on the subordinated notes in SLF of $0.9 million. These increases were partially offset by a $1.2 million decline in fee income resulting from a decrease in prepayment fee income.

The annualized income yield by security type for the three and nine months ended June 30, 2015 and 2014 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2015	2014	2015	2014
Senior secured	6.3%	6.9%	6.3%	7.1%
One stop	7.8%	8.2%	7.9%	8.3%
Second lien	9.6%	12.7%	9.5%	11.4%
Subordinated debt	8.2%	7.5%	8.2%	10.8%
Subordinated notes in SLF (1)	8.3%	8.3%	8.3%	6.9%

(1) SLF's proceeds from the subordinated notes were utilized by SLF to fund senior secured loans.

Annualized income yields on senior secured and one stop loans have declined for the three and nine months ended June 30, 2015 compared to the three and nine months ended June 30, 2014 primarily due to a general trend of interest rate compression on new investments. The decrease in yield on second lien debt is primarily attributable to repayments of high yielding second lien investments since June 30, 2014. Due to the limited number of subordinated debt investments, quarterly income yields on subordinated debt investments can be significantly impacted by the addition or subtraction of one investment. However, due to the general market trend of market compression on new investments, the income yields on subordinated debt have also generally declined. This decline is evident by the decrease from 10.8% for the nine months ended June 30, 2014 to 8.2% for the nine months ended June 30, 2015. As of June 30, 2015, we have one remaining subordinated debt investment as shown in the Consolidated Schedule of Investments. The income yield on subordinated notes of SLF increased for the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014 as the spread on the subordinated notes was increased to the London Interbank Offered Rate, or LIBOR, plus 8.0% from LIBOR plus 4.0% subsequent to the closing of SLF’s senior secured revolving credit facility, or, as amended, the SLF Credit Facility, with Wells Fargo Bank, N.A, in January 2014.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(In thousands)			(In thousands)

Interest and other debt financing expenses	$5,025	$4,483	$542	$14,601	$12,215	$2,386
Amortization of debt issuance costs	1,117	1,127	(10)	3,252	2,026	1,226
Base management fee	5,226	4,394	832	14,902	12,403	2,499
Income Incentive Fee	1,651	1,607	44	3,803	6,295	(2,492)
Capital gain incentive fee accrued under GAAP	732	-	732	1,909	-	1,909
Professional fees	741	578	163	2,210	1,876	334
Administrative service fee	575	655	(80)	1,766	1,979	(213)
General and administrative expenses	138	113	25	457	389	68

Total expenses	$15,205	$12,956	$2,249	$42,900	$37,183	$5,717

Interest expense and debt facility fees increased by $0.5 million from the three months ended June 30, 2014 to the three months ended June 30, 2015 primarily due to an increase in weighted average of outstanding borrowings from $592.3 million for the three months ended June 30, 2014 to $763.1 million for the three months ended June 30, 2015.

The increase in our debt was primarily driven by an increase in our use of debt under the senior secured revolving credit facility, or the Credit Facility, entered into by Golub Capital BDC Funding LLC, or Funding, a wholly-owned subsidiary of ours, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, to $141.3 million as of June 30, 2015 from an outstanding balance of $33.5 million as of June 30, 2014 as well as our June 2014 issuance of $246.0 million of notes pursuant to the 2014 Debt Securitization.

Amortization of debt issuance costs remained relatively stable at $1.1 million for the three months ended June 30, 2014 and the three months ended June 30, 2015, respectively. The decrease in our effective annualized average interest rate on our outstanding debt from 3.6% for the three months ended June 30, 2014 to 3.2% for the three months ended June 30, 2015 was primarily the result of the acceleration of $0.4 million of capitalized debt issuance costs resulting from the June 2014 amendment to our Credit Facility to, among other things, decrease the size of the Credit Facility from $250.0 million to $150.0 million.

Interest and other debt financing expenses increased from the nine months ended June 30, 2014 to the nine months ended June 30, 2015 primarily due to an increase in the weighted average of outstanding borrowings from $554.8 million for the nine months ended June 30, 2014 to $728.6 million for the nine months ended June 30, 2015. Amortization of debt issuance costs increased by $1.2 million from the nine months ended June 30, 2014 to the nine months ended June 30, 2015 primarily due to additional capitalized debt issuance costs associated with the 2014 Debt Securitization. The increase in amortization of debt issuance costs resulted in an increase in our effective annualized average interest rate on our outstanding debt from 3.2% for the nine months ended June 30, 2014 to 3.3% for the nine months ended June 30, 2015.

The base management fee increased as a result of a sequential increase in average assets from September 30, 2014 to June 30, 2015. The administrative service fee declined from the three and nine months ended June 30, 2014 to the three and nine months ended June 30, 2015, respectively, due to efficiencies gained by the Administrator in servicing a growing portfolio.

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by less than $0.1 million and decreased by $2.5 million from the three and nine months ended June 30, 2014, respectively, to the three and nine months ended June 30, 2015, respectively, as the interest rate compression on new investments and the change in asset mix of our portfolio caused a decline in our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets. Due to this decline, we were not fully through the catch-up provision of the incentive fee calculation. For the three months ended June 30, 2015, the Income Incentive Fee expense as a percentage of Pre-Incentive Fee Net Investment Income (as defined below) was 9.4% compared to 9.6% for the three months ended June 30, 2014. For the nine months ended June 30, 2015, the Income Incentive Fee expense as a percentage of Pre-Incentive Fee Net Investment Income was 7.7% compared to 13.1% for the nine months ended June 30, 2014. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash.

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement for the three and nine months ended June 30, 2015 and 2014 was $0. However, in accordance with generally accepted accounting principles in the United States of America, or GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. The accrual for capital gain incentive fee under GAAP was $0.7 million, or $0.02 per share, for the three months ended June 30, 2015 and $1.9 million, or $0.04 per share, for the nine months ended June 30, 2015. We did not accrue a capital gain incentive fee under GAAP for the three and nine months ended June 30, 2014. The increase in accruals for a capital gain incentive fee under GAAP for the three and nine months ended June 30, 2015 from the three and nine months ended June 30, 2014 was primarily the result of realized gains on the sale of equity investments and appreciation of debt and equity investments.

For additional details on the sale of equity investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and nine months ended June 30, 2015 were $0.2 million and $0.7 million, respectively. Total expenses reimbursed by us to the Administrator for the three and nine months ended June 30, 2014 were $0.0 million and $0.8 million, respectively.

As of June 30, 2015 and September 30, 2014, included in accounts payable and accrued expenses were $0.3 million and $0.2 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(In thousands)			(In thousands)

Net realized gains (losses) on investments	$(1,746)	$1	$(1,747)	$4,503	$(4,906)	$9,409

Net realized gains (losses)	(1,746)	1	(1,747)	4,503	(4,906)	9,409

Unrealized appreciation on investments	11,856	8,778	3,078	21,901	22,934	(1,033)
Unrealized (depreciation) on investments	(7,008)	(7,791)	783	(18,803)	(14,887)	(3,916)
Unrealized appreciation on investments in SLF (1)	-	205	(205)	203	454	(251)
Unrealized (depreciation) on investments in SLF (1)	(19)	-	(19)	-	-	-
Unrealized (appreciation) on secured borrowings	-	-	-	-	(91)	91
Unrealized depreciation on secured borrowings	-	14	(14)	1	17	(16)

Net change in unrealized appreciation (depreciation) on
investments, investments in SLF and secured borrowings	$4,829	$1,206	$3,623	$3,302	$8,427	$(5,125)

(1)	Unrealized appreciation and (depreciation) on investments in SLF include our investments in the subordinated notes and LLC equity interests in SLF.

For the three months ended June 30, 2015, we had a net realized loss of $1.7 million primarily due to the write off of one non-accrual portfolio company investment. For the nine months ended June 30, 2015, we had net realized gains on investments totaling $4.5 million primarily due to the sale of four equity investments, which was partially offset by the write-off of one non-accrual portfolio company investment.

During the three months ended June 30, 2015, we had $11.9 million in unrealized appreciation on 83 portfolio company investments, which was offset by $7.0 million in unrealized depreciation on 128 portfolio company investments. For the nine months ended June 30, 2015, we had $21.9 million in unrealized appreciation on 108 portfolio company investments, which was offset by $18.8 million in unrealized depreciation on 132 portfolio company investments. Unrealized appreciation during the three and nine months ended June 30, 2015 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments and the reversal of prior period unrealized depreciation associated with the portfolio company investment write-off. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during the three and nine months ended June 30, 2015.

For the three and nine months ended June 30, 2015, we had less than $0.1 million in unrealized depreciation and $0.2 million in unrealized appreciation on our investment in SLF LLC equity interests, respectively. The unrealized appreciation on the SLF LLC equity interests was primarily driven by no negative mark-to-market losses in the aggregate associated with SLF’s investment portfolio. For the three and nine months ended June 30, 2015, we had no unrealized appreciation or depreciation on our investment in SLF subordinated notes.

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

Liquidity and Capital Resources

For the nine months ended June 30, 2015, we experienced a net increase in cash and cash equivalents of $1.4 million. During the period, we used $170.7 million in operating activities primarily as a result of fundings of portfolio investments of $667.1 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $461.5 million and net investment income of $43.5 million. During the same period, cash provided by investment activities of $24.6 million was driven by the decrease in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $147.4 million, primarily driven by borrowings on debt of $347.4 million and proceeds from shares sold of $67.6 million that were partially offset by repayments of debt of $221.4 million and distributions paid of $44.3 million.

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

As of June 30, 2015 and September 30, 2014, we had cash and cash equivalents of $6.5 million and $5.1 million, respectively. In addition, we had restricted cash and cash equivalents of $50.2 million and $74.8 million as of June 30, 2015 and September 30, 2014, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of June 30, 2015, $27.6 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the 2010 Debt Securitization and the 2014 Debt Securitization, or collectively, the Debt Securitizations, which are described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitizations. As of June 30, 2015 $9.4 million of restricted cash and cash equivalents can be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs, which are described in further detail in Note 7 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of June 30, 2015 and September 30, 2014, we had outstanding commitments to fund investments totaling $134.8 million and $124.5 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2015 and September 30, 2014, respectively, subject to the terms of each loan’s respective credit agreement.

As of June 30, 2015, the Credit Facility allowed Funding to borrow up to $150.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2015 and September 30, 2014, subject to leverage and borrowing base restrictions, we had approximately $8.7 million and $122.6 million, respectively, of remaining commitments and $7.6 million and $70.0 million, respectively, of availability on the Credit Facility. As of June 30, 2015 and September 30, 2014, we had $141.3 million and $27.4 million outstanding under the Credit Facility, respectively. As of June 30, 2015 and September 30, 2014, the Revolver allowed Revolver Funding to borrow up to $15.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2015 and September 30, 2014, subject to leverage and borrowing base restrictions, we had $15.0 million and $15.0 million, respectively, of remaining commitments and $2.5 million and $1.2 million, respectively, of availability on the Revolver. As of both June 30, 2015 and September 30, 2014, we had no borrowings outstanding under the Revolver.

On July 16, 2010, we completed the 2010 Debt Securitization, as amended on February 15, 2013, in which the 2010 Issuer issued an aggregate of $350.0 million of notes, or the 2010 Notes, including $203.0 million of Class A 2010 Notes, which bear interest at a rate of three-month LIBOR plus 1.74%, $12.0 million of Class B 2010 Notes, which bear interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest. The Class A 2010 Notes and Class B 2010 Notes of the 2010 Debt Securitization are included in the June 30, 2015 and September 30, 2014 consolidated statements of financial condition as our debt.

On June 25, 2015, the 2010 Issuer amended the 2010 Debt Securitization to, among other things, (a) extend the reinvestment period two years to July 20, 2017, (b) make certain modifications for purposes of compliance with the loan securitization exclusion of the Volcker Rule and (c) modify the computation of the weighted average life test which relates to the loans securing the 2010 Debt Securitization.

On June 5, 2014, we completed the 2014 Debt Securitization in the which the 2014 Issuer issued an aggregate of $402.6 million of securities including $191.0 million of Class A-1 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.45% through December 4, 2015 and three-month LIBOR plus 1.95% thereafter, $35.0 million of Class B 2014 Notes, which bear interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bear interest at a rate of three-month LIBOR plus 3.50%, and $119.1 million of LLC equity interests in the 2014 Issuer that do not bear interest. We retained all of the Class C 2014 Notes and LLC equity interests in the 2014 Issuer totaling $37.5 million and $119.1 million, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the June 30, 2015 and September 30, 2014 consolidated statements of financial condition as our debt and the Class C 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of June 30, 2015 and September 30, 2014, we had outstanding debt under the 2014 Debt Securitization of $246.0 million.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million and the maximum amount that a single SBIC licensee may issue is $150.0 million. As of June 30, 2015, GC SBIC IV, L.P., or SBIC IV, and GC SBIC V, L.P., or SBIC V, each a wholly-owned subsidiary of us, had $150.0 million and $70.8 million, respectively, of outstanding SBA-guaranteed debentures leaving incremental borrowing capacity of $4.2 million for SBIC V under present SBIC regulations. As of September 30, 2014, SBIC IV and SBIC V had $150.0 million and $58.8 million, respectively, of outstanding SBA-guaranteed debentures.

SBIC IV and SBIC V may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of June 30, 2015, we had committed and funded $75.0 million to SBIC IV, and had SBA-guaranteed debentures of $150.0 million outstanding that mature between March 2021 and September 2024. As of June 30, 2015, we had committed and funded $37.5 million to SBIC V and had SBA-guaranteed debentures of $70.8 million outstanding that mature between September 2023 and September 2025.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of June 30, 2015, our asset coverage for borrowed amounts was 233.5% (excluding the SBA debentures).

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future securities offerings and through our dividend reinvestment plan as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition to capital not being available, it also may not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing capital generated from repayments into new investments we believe are attractive from a risk/reward perspective.

Portfolio Composition, Investment Activity and Yield

As of June 30, 2015 and September 30, 2014, we had investments in 157 and 145 portfolio companies, respectively, with a total fair value of $1,482.8 million and $1,312.8 million, respectively, and had investments in subordinated notes and LLC equity interests in SLF with a total fair value of $87.9 million and $34.8 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and nine months ended June 30, 2015 and 2014:

	For the three months ended June 30,				For the nine months ended June 30,
	2015		2014		2015		2014
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments

Senior secured	$53,593	13.3%	$29,220	18.5%	$187,204	25.8%	$89,285	14.2%
One stop	314,127	78.3	125,034	78.8	479,844	66.0	474,887	75.6
Second lien	-	-	-	-	-	-	20,534	3.3
Subordinated notes in SLF (1)	24,307	6.1	2,610	1.6	40,275	5.5	34,658	5.5
LLC equity interests in SLF (1)	6,562	1.6	373	0.2	12,557	1.7	2,923	0.5
Equity securities	2,810	0.7	1,452	0.9	6,961	1.0	5,621	0.9

Total new investment commitments	$401,399	100.0%	$158,689	100.0%	$726,841	100.0%	$627,908	100.0%

(1)	Senior Loan Fund LLC, or SLF's, proceeds from the subordinated notes and LLC interests were utilized by SLF to fund senior secured loans. As of June 30, 2015 SLF funded senior secured loans to 50 different borrowers.

For the three and nine months ended June 30, 2015, we had approximately $130.0 million and $256.5 million, respectively, in proceeds from principal payments and return of capital distributions from portfolio companies. For the three and nine months ended June 30, 2015, we had sales of securities in 14 and 39 portfolio companies, respectively, aggregating approximately $103.5 million and $205.0 million, respectively, in net proceeds.

For the three and nine months ended June 30, 2014, we had approximately $77.5 million and $276.8 million, respectively, in proceeds from principal payments and return of capital distributions from portfolio companies. For the three and nine months ended June 30, 2014, we had sales of securities in two and eight portfolio companies aggregating approximately $1.8 million and $9.8 million, respectively, in net proceeds.

The following table shows the par, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2015 (1)			As of September 30, 2014 (1)
		Amortized	Fair		Amortized	Fair
	Par	Cost	Value	Par	Cost	Value
	(In thousands)

Senior secured:
Performing	$226,000	$223,345	$224,140	$265,103	$262,021	$262,854
Non-accrual (2)	201	200	-	3,033	3,021	5

One stop:
Performing	1,172,475	1,156,887	1,158,766	952,359	939,765	940,729
Non-accrual (2)	8,356	7,819	3,204	-	-	-

Second lien:
Performing	39,923	39,437	39,934	59,902	59,086	59,964
Non-accrual (2)	-	-	-	-	-	-

Subordinated debt:
Performing	1,707	1,707	1,625	3,584	3,564	3,710
Non-accrual (2)	-	-	-	-	-	-

Subordinated notes in SLF: (3)
Performing	65,864	65,864	65,864	25,589	25,589	25,589
Non-accrual (2)	-	-	-	-	-	-

LLC equity interests in SLF: (3)	N/A	21,875	22,001	N/A	9,318	9,242

Equity:	N/A	40,220	55,153	N/A	35,216	45,519

Total	$1,514,526	$1,557,354	$1,570,687	$1,309,570	$1,337,580	$1,347,612

(1)	Eight and 11 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of June 30, 2015 and September 30, 2014, respectively.

(2)	We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will not be collected. See "—Critical Accounting Policies—Revenue Recognition."

(3)	SLF's proceeds from the subordinated notes and LLC equity interests in SLF were utilized by SLF to fund senior secured loans.

The following table shows the weighted average rate, spread over LIBOR of floating rate, fixed rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and nine months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the nine months ended June 30,
	2015	2014	2015	2014
Weighted average rate of new investment fundings	6.8%	7.1%	6.7%	7.3%
Weighted average spread over LIBOR of new floating rate investment fundings	5.8%	6.0%	5.7%	6.2%
Weighted average rate of new fixed rate investment fundings	N/A	N/A	10.8%	N/A
Weighted average fees of new investment fundings	1.4%	1.3%	1.5%	1.2%
Weighted average rate of sales and payoffs of portfolio companies	6.8%	7.8%	6.7%	8.8%
Weighted average annualized income yield (1)	7.6%	8.3%	7.7%	8.3%

(1)	Represents income from interest and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.

As of June 30, 2015, 95.1% and 95.0% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2014, 97.6% and 97.2% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of June 30, 2015, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $21.9 million. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company. The portfolio median EBITDA excludes underlying borrowers in SLF.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2015 and September 30, 2014:

	As of June 30, 2015		As of September 30, 2014
Internal	Investments	Percentage of	Investments	Percentage of
Performance	at Fair Value	Total	at Fair Value	Total
Rating	(In thousands)	Investments	(In thousands)	Investments
5	$203,990	13.0%	$129,806	9.7%
4	1,274,300	81.1	1,144,232	84.9
3	81,529	5.2	68,944	5.1
2	10,868	0.7	4,625	0.3
1	-	-	5	0.0 *
Total	$1,570,687	100.0%	$1,347,612	100.0%

* Represents an amount less than 0.1%.

Senior Loan Fund LLC

We co-invest with RGA Reinsurance Company, or RGA, in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of each of us and RGA (with unanimous approval required from (i) one representative of each of us and RGA or (ii) both representatives of each of us and RGA). SLF may cease making new investments upon notification of either representative but operations will continue until all investments have been sold or paid-off in the normal course of business.

SLF is capitalized with subordinated notes and LLC equity interest subscriptions from its members. As of June 30, 2015, we and RGA owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests. As of June 30, 2015, SLF had subordinated note commitments from us and RGA totaling $100.0 million, of which approximately $75.3 million and $29.2 million in aggregate principal amount was funded as of June 30, 2015 and September 30, 2014, respectively. As of June 30, 2015, SLF had LLC equity interest subscriptions from us and RGA totaling $25.0 million, of which approximately $25.0 million and $10.6 million in aggregate was called and contributed as of June 30, 2015 and September 30, 2014, respectively.

As of June 30, 2015, the senior secured revolving credit facility, or, as amended, the SLF Credit Facility, which SLF entered into through its wholly-owned subsidiary, Senior Loan Fund II, or SLF II, allows SLF II to borrow up to $200.0 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ends May 13, 2017, and the stated maturity date is May 13, 2020. As of June 30, 2015 and September 30, 2014, SLF II had outstanding debt under the SLF Credit Facility of $159.5 million and $66.6 million, respectively.

Through the reinvestment period, the SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.25%, depending on the composition of the collateral asset portfolio, per annum. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the SLF Credit Facility.

As of June 30, 2015 and September 30, 2014, SLF had total assets at fair value of $264.9 million and $107.2 million, respectively. As of both June 30, 2015 and September 30, 2014, SLF did not have any investments on non-accrual status. The portfolio companies in SLF are in industries similar to those in which we may invest directly. Additionally, as of June 30, 2015 and September 30, 2014, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $20.6 million and $10.1 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of June 30, 2015 and September 30, 2014:

	As of June 30, 2015	As of September 30, 2014
	(Dollars in thousands)
Senior secured loans (1)	$256,710	$103,695
Weighted average current interest rate on senior secured loans (2)	5.7%	5.2%
Number of borrowers in SLF	54	31
Largest loan to a single borrower (1)	$12,000	$8,229
Total of five largest loans to borrowers (1)	$56,957	$31,132

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Loan Portfolio as of June 30, 2015

				Current
			Maturity	Interest	Principal/Par	Fair
Portfolio Company	Business Description	Security Type	Date	Rate (1)	Amount	Value (2)
					(In thousands)
1011778 B.C. ULC (New Red Finance/Burger King)	Beverage, Food and Tobacco	Senior loan	12/2021	3.8%	$2,277	$2,278
5.11, Inc. (3)	Textiles and Leather	Senior loan	02/2020	6.0	3,265	3,275
Acosta, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	4.3	2,985	2,980
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5	1,970	1,950
Aderant North America, Inc.	Diversified/Conglomerate Service	Senior loan	12/2018	5.3	4,195	4,195
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	7,036	6,895
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	481	466
Advanced Pain Management Holdings, Inc. (4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A (5)	-	(23)
Affordable Care Inc.	Personal, Food and Miscellaneous Services	Senior loan	12/2018	5.5	3,986	3,986
ARG IH Corporation	Beverage, Food and Tobacco	Senior loan	11/2020	4.8	4,370	4,392
Arise Virtual Solutions, Inc. (3)	Telecommunications	Senior loan	12/2018	6.8	11,805	11,805
Atkins Nutritionals, Inc (3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3	5,872	5,886
Atrium Innovations	Personal and Non Durable Consumer Products	Senior loan	02/2021	4.3	3,529	3,432
BJ's Wholesale Club, Inc.	Retail Stores	Senior loan	09/2019	4.5	2,965	2,967
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0	1,901	1,795
Brickman Group Ltd. LLC	Farming and Agriculture	Senior loan	12/2020	4.0	1,985	1,975
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.5	5,644	5,644
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.5	697	697
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	5.8	4,428	4,406
Connect Merger Sub, Inc.	Telecommunications	Senior loan	04/2020	4.8	3,945	3,850
CPI Buyer, LLC (Cole-Parmer) (3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5	5,970	5,970
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5	5,985	6,041
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0	10,277	10,277
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0	1,018	1,018
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior loan	04/2021	4.5	2,475	2,477
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5	4,626	4,533
DISA Holdings Acquisition Subsidiary Corp. (4)	Diversified/Conglomerate Service	Senior loan	12/2020	N/A (5)	-	(21)
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2017	5.0	2,278	2,278
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8	3,970	3,937
GSDM Holdings Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2019	5.3	1,791	1,791
Hygenic Corporation, The (3)	Personal and Non Durable Consumer Products	Senior loan	10/2020	6.0	4,527	4,527
ILC Industries, Inc. (Data Device) (3)	Aerospace and Defense	Senior loan	07/2020	5.8	9,936	9,936
Joerns Healthcare, LLC	Healthcare, Education and Childcare	Senior loan	05/2020	6.0	9,721	9,704
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3	3,874	3,797
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3	183	179
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3	47	43
Mister Car Wash Holdings, Inc.	Automobile	Senior loan	08/2021	5.0	2,977	2,992
National Veterinary Associates, Inc.	Personal, Food and Miscellaneous Services	Senior loan	08/2021	4.8	993	996
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3	3,923	3,923
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	7.0	86	86
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3	47	47
Octane Fitness, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	10/2018	6.5	7,780	7,780
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.8	2,042	1,961
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	7.0	338	310
Pasternack Enterprises, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	12/2017	6.3	1,050	1,050
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0	1,980	1,884
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5	5,970	5,970
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5	648	648
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	6.3	12,000	12,000
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	6.0	11,921	11,921
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0	6,312	6,249
Reliant Pro ReHab, LLC (3)	Healthcare, Education and Childcare	Senior loan	06/2017	6.0	4,253	4,253
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	5.0	3,842	3,842
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3	110	110
Rubio's Restaurants, Inc (3)	Retail Stores	Senior loan	11/2018	6.0	5,108	5,108
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior loan	12/2016	6.3	4,746	4,746
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	6.0	3,945	3,950
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0	7,930	7,930
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	963	963
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Syncsort Incorporated (3)	Electronics	Senior loan	03/2019	5.8	8,882	8,882
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior loan	10/2019	5.3	2,427	2,427
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior loan	07/2018	5.8	1,419	1,419
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior loan	07/2018	5.8	64	64
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	4,663	4,663
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,962	2,696
WII Components, Inc. (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	07/2018	5.3	3,051	3,051
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	4,085	4,085
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2018	6.5	104	104
					$256,710	$255,523

(1)	Represents the weighted average annual current interest rate as of June 30, 2015. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with Accounting Standards Codification, or ASC, Topic 820 – Fair Value Measurements and Disclosures, or ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at June 30, 2015. As such, no interest is being earned on this investment.

SLF Loan Portfolio as of September 30, 2014

				Current
			Maturity	Interest	Principal/Par	Fair
Portfolio Company	Business Description	Security Type	Date	Rate (1)	Amount	Value (2)
					(In thousands)
5.11, Inc. (3)	Textiles and Leather	Senior loan	02/2020	6.0%	$3,290	$3,294
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5	1,985	1,975
ARG IH Corporation (3)	Beverage, Food and Tobacco	Senior loan	11/2020	4.8	2,151	2,152
Atrium Innovations	Personal and Non Durable Consumer Products	Senior loan	02/2021	4.3	3,556	3,498
BJ's Wholesale Club, Inc.	Retail Stores	Senior loan	09/2019	4.5	2,985	2,944
Blue Coat Systems, Inc.	Electronics	Senior loan	05/2019	4.0	1,990	1,958
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0	1,915	1,886
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior loan	07/2019	5.0	8,229	8,215
Connect Merger Sub, Inc.	Telecommunications	Senior loan	04/2020	4.8	3,975	3,943
Dell, Inc.	Electronics	Senior loan	04/2020	4.5	1,985	1,974
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior loan	04/2021	4.5	2,494	2,491
Diversified Foodservice Supply, Inc. (3)	Beverage, Food and Tobacco	Senior loan	12/2018	5.8	4,194	4,194
El Pollo Loco Inc. (3)	Personal, Food and Miscellaneous Services	Senior loan	10/2018	5.3	4,740	4,758
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8	4,000	3,972
GSDM Holdings Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2019	5.3	1,800	1,800
Nuveen Investments, Inc.	Finance	Senior loan	05/2017	4.2	3,000	2,997
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	5.8	2,058	2,058
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	5.8	468	468
Paradigm Management Services, LLC (3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.5	6,247	6,247
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0	1,995	1,925
Plano Molding Company, LLC (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	10/2018	5.3	1,827	1,827
Print Payroll Services, LLC	Diversified Conglomerate Service	Senior loan	06/2019	5.6	2,950	2,950
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior loan	12/2016	6.3	4,939	4,939
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior loan	12/2016	6.3	428	428
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	4.3	3,975	3,905
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0	6,324	6,324
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	5.5	970	970
Syncsort Incorporated (3)	Electronics	Senior loan	03/2019	5.8	4,966	4,966
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior loan	10/2019	5.0	2,439	2,439
Take 5 Oil Change, L.L.C. (3)	Automobile	Senior loan	07/2018	6.3	1,429	1,429
U.S. Water Services, Inc.	Utilities	Senior loan	08/2018	5.8	3,461	3,461
U.S. Water Services, Inc.	Utilities	Senior loan	08/2018	6.8	386	386
U.S. Water Services, Inc.	Utilities	Senior loan	08/2018	5.8	165	165
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,985	2,981
WII Components, Inc. (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	07/2018	5.5	3,394	3,378
WII Components, Inc. (3) (4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	07/2018	N/A (5)	-	(1)
					$103,695	$103,296

(1)	Represents the weighted average annual current interest rate as of September 30, 2014. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the senior loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at September 30, 2014. As such, no interest is being earned on this investment.

We have committed to fund $87.5 million of subordinated notes and $21.9 million of LLC equity interest subscriptions to SLF. The amortized cost and fair value of the subordinated notes in SLF held by us were $65.9 million and $65.9 million, respectively, as of June 30, 2015, and $25.6 million and $25.6 million, respectively, as of September 30, 2014. The subordinated notes pay a weighted average interest rate of three-month LIBOR plus 8.0%. For the three and nine months ended June 30, 2015, we earned interest income of $1.1 million and $2.3 million, respectively, on the subordinated notes. For the three and nine months ended June 30, 2014, we earned interest income of $0.6 million and $1.3 million, respectively, on the subordinated notes. As of June 30, 2015 and September 30, 2014, $21.9 million and $9.3 million of our LLC equity interest subscriptions to SLF had been called and contributed. For the three and nine months ended June 30, 2015, we received $0.4 million and $0.7 million, respectively, in dividend income from the SLF LLC equity interests. For the three and nine months ended June 30, 2014, we did not earn dividend income from the SLF LLC equity interests.

For the three and nine months ended June 30, 2015, we earned an annualized total return on our weighted average capital invested in SLF of 8.5% and 8.6%, respectively. For the three and nine months ended June 30, 2014, we earned an annualized total return on our weighted average capital invested in SLF of 9.6% and 8.0%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF subordinated notes and LLC equity interests by the combined daily average of our investments in (1) the principal of the SLF subordinated notes and (2) the net asset value of the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of June 30, 2015 and September 30, 2014 and for the three and nine months ended June 30, 2015 and 2014:

	As of June 30, 2015	As of September 30, 2014
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments in loans receivable, net of discount for loan origination fees	$255,523	$103,296
Cash and other assets	7,399	3,932
Receivable from investments sold	1,980	-
Total assets	$264,902	$107,228

Senior credit facility	$159,455	$66,600
Payable for open trades	4,626	-
Other liabilities	404	822
Total liabilities	164,485	67,422
Subordinated notes and members' equity	100,417	39,806
Total liabilities and net assets	$264,902	$107,228

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Selected Statement of Operations Information:
Interest income	$3,091	$1,275	$6,732	$2,386
Fee income	-	2	4	4
Total investment income	3,091	1,277	6,736	2,390

Interest expense	2,162	1,064	4,678	2,019
Administrative service fee	70	60	166	112
Management and incentive fees	-	-	-	-
Other expenses	29	33	77	67
Total expenses	2,261	1,157	4,921	2,198
Net investment income	830	120	1,815	192

Net realized gains (losses)
on investments and subordinated notes	9	-	9	-
Net change in unrealized appreciation (depreciation)
on investments and subordinated notes	(383)	114	(755)	241
Net increase (decrease) in net assets	$456	$234	$1,069	$433

SLF has elected to fair value the subordinated notes issued to us and RGA under Accounting Standards Codification, or ASC, Topic 825 – Financial Instruments, or ASC Topic 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For the three and nine months ended June 30, 2015, SLF recognized $0.0 million and $0.0 million in unrealized depreciation, respectively, on the subordinated notes.

The following table presents the difference between fair value and the aggregate contractual principal amounts of subordinated notes for which the fair value option has been elected as of June 30, 2015 and September 30, 2014:

	As of June 30, 2015
	(In thousands)
	Par Value	Carrying Value	Fair Value	Unrealized Appreciation / (Depreciation)

Subordinated notes	$75,273	$75,273	$75,273	$-

	As of September 30, 2014
	(In thousands)
	Par Value	Carrying Value	Fair Value	Unrealized Appreciation / (Depreciation)

Subordinated notes	$29,245	$29,245	$29,245	$-

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of June 30, 2015 is as follows:

	Payments Due by Period (In millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

2010 Debt Securitization	$215.0	$-	$-	$-	$215.0
2014 Debt Securitization	246.0	-	-	-	246.0
SBA debentures	220.8	-	-	-	220.8
Credit Facility	141.3	-	-	141.3	-
Revolver	-	-	-	-	-
Unfunded commitments (1)	134.8	134.8	-	-	-
Total contractual obligations (2)	$957.9	$134.8	$-	$141.3	$681.8

(1)	Unfunded commitments represent all amounts unfunded as of June 30, 2015. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of June 30, 2015.
(2)	Total contractual obligations exclude $0.4 million of secured borrowings.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2015 and September 30, 2014, we had outstanding commitments to fund investments totaling $134.8 million and $124.5 million, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2015 and 2014. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2015 and September 30, 2014, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

For the Company’s investment in SLF LLC equity interests, SLF follows the same valuation policies for investments in Level 3 investments as described above. SLF holds Level 3 debt investments. Additionally, SLF has elected to fair value Level 3 subordinated notes and secured borrowings. Fair value accounting standards permit an entity to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses in earnings at each reporting period.

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

Valuation of Secured Borrowings

We have elected the fair value option under ASC Topic 825 relating to accounting for debt obligations at their fair value for our secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. All secured borrowings as of June 30, 2015 and September 30, 2014 were valued using Level 3 inputs under the fair value hierarchy, and our approach to determining fair value of Level 3 secured borrowings is consistent with our approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $3.2 million as of June 30, 2015 and $5,000 as of September 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, most significantly changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2015 and September 30, 2014, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.09% and 1.15%, respectively. In addition, the Class A and B 2010 Notes issued as a part of the 2010 Debt Securitization and the Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization have floating interest rate provisions based on three-month LIBOR that resets quarterly, the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily and the Revolver has a floating interest rate provision based on, at the election of Revolver Funding, either one-month, two-month or three-month LIBOR or PrivateBank’s prime rate that resets at contract maturity. As of June 30, 2015 and September 30, 2014, the weighted average LIBOR floor on the secured borrowings, which reset quarterly, was 1.00% and 1.00%, respectively. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of June 30, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(in thousands)
Down 25 basis points	$(165)	$(1,506)	$1,341
Up 50 basis points	329	3,012	(2,683)
Up 100 basis points	3,811	6,025	(2,214)
Up 200 basis points	18,495	12,052	6,443
Up 300 basis points	33,291	18,079	15,212

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

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Supplemental Indenture No. 2, dated as of June 25, 2015, by and between Golub Capital BDC 2010-1 LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 26, 2015).

31.1	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: August 5, 2015	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2015	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)

