Form 10-K
period 2015-09-30
Golub Capital BDC, Inc.
filed 2015-11-17
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on March 31, 2015 based on the closing price on that date of $17.55 on the Nasdaq Global Select Market was approximately $828.8 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 51,300,193 shares of the registrant’s common stock outstanding as of November 17, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2015.

i

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and “Golub Capital BDC” refer to Golub Capital BDC, Inc., a Delaware corporation, and its consolidated subsidiaries, including Holdings, the 2010 Issuer and the 2014 Issuer;
•	“Holdings” refers to Golub Capital BDC 2010-1 Holdings LLC, a Delaware limited liability company, or LLC, our direct subsidiary;
•	“2010 Issuer” refers to Golub Capital BDC 2010-1 LLC, a Delaware LLC, our indirect subsidiary;
•	“2014 Issuer” refers to Golub Capital BDC CLO 2014 LLC, a Delaware LLC, our direct subsidiary;
•	“Controlling Class” refers to the most senior class of notes then outstanding of the 2010 Issuer or the 2014 Issuer, as applicable;
•	“2010 Debt Securitization” refers to the $350.0 million term debt securitization that we completed on July 16, 2010, as most recently amended on June 25, 2015, in which the 2010 Issuer issued an aggregate of $350.0 million of notes, or the “2010 Notes,” including $203.0 million of Class A 2010 Notes, which bear interest at a rate of three-month London Interbank Offered Rate, or LIBOR, plus 1.74%, $12.0 million of Class B 2010 Notes, which bear interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest;
•	“2014 Debt Securitization” refers to the $402.6 million term debt securitization that we completed on June 5, 2014, in which the 2014 Issuer issued an aggregate of $402.6 million of notes, or the “2014 Notes,” including $191.0 million of Class A-1 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.45% through December 4, 2015 and three-month LIBOR plus 1.95% thereafter, $35.0 million of Class B 2014 Notes, which bear interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bear interest at a rate of three-month LIBOR plus 3.50%, and $119.1 million of LLC equity interests that do not bear interest;
•	“Funding” refers to Golub Capital BDC Funding, LLC, a Delaware LLC, our direct subsidiary;
•	“Credit Facility” refers to the amended and restated senior secured revolving credit facility that Funding originally entered into on July 21, 2011, as most recently amended on July 30, 2015, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender and collateral agent, that currently allows for borrowing up to $200 million and that bears interest at a rate of one-month LIBOR plus 2.25% per annum through the reinvestment period, which ends July 29, 2017, and bears interest at a rate of one-month LIBOR plus 2.75% for the period following the reinvestment period through the stated maturity date of July 30, 2020;
•	“Revolver Funding” refers to Golub Capital BDC Revolver Funding LLC, a Delaware LLC, our direct subsidiary;
•	“Revolver” refers to the $15.0 million revolving line of credit that Revolver Funding entered into on November 22, 2013 with The PrivateBank and Trust Company, or PrivateBank, as lender and administrative agent, as most recently amended on November 24, 2014 that bears interest, at the election of Revolver Funding, at a rate of either one-, two- or three-month LIBOR plus 3.50% per annum or PrivateBank’s prime rate plus 1.50% per annum through November 22, 2015 and either one-, two- or three-month LIBOR plus 2.50% per annum or PrivateBank’s prime rate plus 0.50% per annum for the period subsequent to November 22, 2015 with a stated maturity date of November 22, 2020 that was terminated on October 21, 2015;
•	“SBIC Funds” refers collectively to our consolidated subsidiaries, GC SBIC IV, L.P. and GC SBIC V, L.P.

•	“SLF” refers to Senior Loan Fund LLC, an unconsolidated Delaware LLC, in which we co-invest with RGA Reinsurance Company, or RGA, primarily in senior secured loans. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of SLF must be approved by representatives of each of the members (with unanimous approval required from either (i) one representative of each of us and RGA or (ii) both representatives of each of us and RGA currently). As of September 30, 2015, we owned 87.5% of both the outstanding subordinated notes and LLC equity interests of SLF. As of September 30, 2015, SLF had subordinated note commitments from its members totaling $160.0 million and LLC equity interest subscriptions from its members totaling $40.0 million. We have committed to fund $140.0 million of subordinated notes and $35.0 million of LLC equity interest subscriptions to SLF;
•	“GC Advisors” refers to GC Advisors LLC, a Delaware LLC, our investment adviser;
•	“Administrator” refers to Golub Capital LLC, a Delaware LLC, an affiliate of GC Advisors and our administrator and for periods prior to February 5, 2013, GC Service Company, LLC; and
•	“Golub Capital” refers, collectively, to the activities and operations of Golub Capital Incorporated, Golub Capital LLC (formerly Golub Capital Management LLC), which entity employs all of Golub Capital’s investment professionals, GC Advisors and associated investment funds and their respective affiliates.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $15.0 billion in capital under management as of September 30, 2015, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

We seek to create a portfolio that includes primarily senior secured and one stop loans by primarily investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of U.S. middle-market companies. We may also selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

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

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549-0102. You may also read and copy such reports, proxy and information statements at the SEC’s Public Reference Room. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Our Investment Adviser

Our investment activities are managed by our investment adviser, GC Advisors. GC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. GC Advisors was organized in September 2008 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our amended and restated investment advisory agreement, or the Investment Advisory Agreement, with GC Advisors, we pay GC Advisors a base management fee and an incentive fee for its services. See “Business — Management Agreements — Management Fee” for a discussion of the base management fee and incentive fee, including the cumulative income incentive fee and the income and capital gains incentive fee, payable by us to GC Advisors. Unlike most closed-end funds whose fees are based on assets net of leverage, our base management fee is based on our average-adjusted gross assets (including leverage but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and, therefore, GC Advisors benefits when we incur debt or use leverage. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase. Additionally, under the incentive fee structure, GC Advisors benefits when capital gains are recognized and, because it determines when a holding is sold, GC Advisors controls the timing of the recognition of capital gains. Our board of directors is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. See “Business — Management Agreements — Board Approval of the Investment Advisory Agreement.”

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

An affiliate of GC Advisors, the Administrator, provides the administrative services necessary for us to operate. See “Business — Management Agreements — Administration Agreement” for a discussion of the fees and expenses (subject to the review and approval of our independent directors) we are required to reimburse to the Administrator.

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of September 30, 2015, Golub Capital managed over $11.5 billion of invested or available capital for senior secured, one stop, second lien and subordinated loan investments in middle-market companies. Since its inception, Golub Capital has closed deals with over 225 middle-market sponsors and repeat transactions with over 130 sponsors.

Golub Capital’s middle-market lending group is managed by a four-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman and Gregory W. Cashman. As of September 30, 2015, Golub Capital’s more than 85 investment professionals had an average of over 12 years of investment experience and were supported by more than 165 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Investment Criteria/Guidelines

We seek to generate strong risk-adjusted net returns by assembling a portfolio of investments across a broad range of industries and private equity investors.

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

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. Golub Capital’s origination personnel are located in offices in Chicago, New York, San Francisco, and Charlotte. Each originator maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.

Underwriting.  We utilize the systematic, consistent approach to underwriting developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of our equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 35% and 45% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies, and we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company in which we are investing), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligations under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Our due diligence process for middle-market credits will typically entail:

•	a thorough review of historical and pro forma financial information;
•	on-site visits;
•	interviews with management and employees;
•	a review of loan documents and material contracts;
•	third-party “quality of earnings” accounting due diligence;
•	when appropriate, background checks on key managers and research relating to the company’s business, industry, markets, customers, suppliers, products and services and competitors; and
•	the commission of third-party market studies when appropriate.

The following chart illustrates the stages of Golub Capital’s evaluation and underwriting process:

ILLUSTRATIVE DEAL EVALUATION PROCESS

Execution.  In executing transactions for us, GC Advisors utilizes the due diligence process developed by Golub Capital. Through a consistent approach to underwriting and careful attention to the details of execution, it seeks to close deals as fast or faster than competitive financing providers while maintaining discipline with respect to credit, pricing and structure to ensure the ultimate success of the financing. Upon completion of due diligence, the investment team working on an investment delivers a memorandum to GC Advisors’ investment committee. Once an investment has been approved by the investment committee, it moves through a series of steps towards negotiation of final documentation. Upon completion of final documentation, a loan is funded upon the execution of an investment committee memorandum by members of GC Advisors’ investment committee.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2015 and 2014:

	September 30, 2015		September 30, 2014
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$134,142	8.8%	$129,806	9.7%
4	1,298,558	84.9	1,144,232	84.9
3	87,687	5.7	68,944	5.1
2	9,397	0.6	4,625	0.3
1	—	—	5	0.0 *
Total	$1,529,784	100.0%	$1,347,612	100.0%

*	Represents an amount less than 0.1%.

Investment Committee

GC Advisors’ investment committee, which is comprised of officers of GC Advisors, evaluates and approves all of our investments, subject to the oversight of our board of directors. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee currently consists of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman and Gregory W. Cashman. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

We structure our investments, which typically have maturities of three to seven years as described below. Our loans typically provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount at maturity.

Senior Secured Loans.  When we structure investments in senior secured loans, we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral may take the form of first-priority liens on the assets of the portfolio company borrower.

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

Subordinated Loans.  We structure these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind, or PIK, interest) in the early years. Subordinated loan investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. In addition, the PIK feature of many subordinated loans, which effectively operates as negative amortization of loan principal, increases credit risk exposure over the life of the loan.

Warrants and Minority Equity Securities.  In some cases, we may receive nominally priced warrants or options to buy a minority equity interest in the portfolio company in connection with a loan, which can allow us to achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events.

Senior Loan Fund.  We have invested in SLF, which as of September 30, 2015, consisted of a portfolio of loans to 62 different borrowers in industries similar to the companies in our portfolio. SLF invests in debt securities that are secured by a first lien on some or all of the issuer’s assets, including traditional senior debt and any related revolving or similar credit facility, in generally the same manner as our senior secured loans.

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We seek to limit the downside potential of our investments by:

•	selecting investments that we believe have a very low probability of loss;
•	requiring a total return on our investments that we believe will compensate us appropriately for credit risk; and
•	negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights.

We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Investments

We seek to create a portfolio that includes primarily senior secured and one stop loans by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2015, as well as the top ten industries in which we and our subsidiaries were invested as of September 30, 2015, in each case excluding SLF, calculated as a percentage of our total investments as of such date.

Portfolio Company	Fair Value of Investments (In thousands)	Percentage of Total Investments
Atkins Nutritionals, Inc	$42,241	2.8%
Market Track, LLC	33,019	2.2
Accellos, Inc.	32,121	2.1
Certara L.P.	31,771	2.1
Bomgar Corporation	29,401	1.9
Packaging Coordinators, Inc.	29,374	1.9
NTS Technical Systems	28,519	1.8
First Watch Restaurants, Inc.	27,341	1.8
Captive Resources Midco, LLC	26,685	1.7
Vetcor Professional Practices LLC	26,040	1.7
	$306,512	20.0%

Industry	Fair Value of Investments (In thousands)	Percentage of Total Investments
Healthcare, Education and Childcare	$228,135	14.9%
Diversified/Conglomerate Service	212,411	13.9
Retail Stores	176,633	11.5
Electronics	136,161	8.9
Beverage, Food and Tobacco	135,937	8.9
Aerospace and Defense	84,371	5.5
Diversified Conglomerate Manufacturing	67,337	4.4
Leisure, Amusement, Motion Pictures, Entertainment	59,032	3.9
Personal, Food and Miscellaneous Services	50,629	3.3
	$1,150,646	75.2%

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance would involve an arrangement to provide significant guidance and counsel concerning the management, operations or business objectives and policies of the portfolio company. The Administrator or an affiliate of the Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and reimburse the Administrator or an affiliate of the Administrator, as applicable, for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our independent directors.

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

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by GC Advisors. We have a chief executive officer, chief financial officer, chief compliance officer and managing director, and to the extent necessary, our board of directors may elect to hire additional personnel going forward. Our officers are employees of Golub Capital LLC, an affiliate of GC Advisors, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to the administration agreement, or the Administration Agreement, with the Administrator. Some of our executive officers are also officers of GC Advisors. See “Business — Management Agreements — Administration Agreement.”

MANAGEMENT AGREEMENTS

GC Advisors is located at 150 South Wacker Drive, Suite 800, Chicago, IL 60606. GC Advisors is registered as an investment adviser under the Advisers Act. All of the beneficial interests in GC Advisors are owned, indirectly, by two affiliated trusts. The trustees of those trusts are David B. Golub and David Louis Finegold. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, GC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, GC Advisors:

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

GC Advisors’ services under the Investment Advisory Agreement are not exclusive. Subject to the requirements of the 1940 Act, GC Advisors may enter into one or more sub-advisory agreements under which GC Advisors may obtain assistance in fulfilling its responsibilities under the Investment Advisory Agreement.

Management Fee

Pursuant to the Investment Advisory Agreement, we pay GC Advisors a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately borne by our stockholders.

The base management fee is calculated at an annual rate equal to 1.375% of our average adjusted gross assets at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets). For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. Additionally, GC Advisors is voluntarily excluding assets funded with secured borrowing proceeds from the management fee. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during a current calendar quarter. Base management fees for any partial month or quarter are appropriately pro-rated. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase. To the extent that GC Advisors or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of ours, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to GC Advisors by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by us.

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

Income and Capital Gains Incentive Fee Calculation

The income and capital gains incentive fee calculation, or the Income and Capital Gains Incentive Fee Calculation, has two parts: the income component and the capital gains component. The income component is calculated quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter.

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the income component, it is possible that an incentive fee may be calculated under this formula with respect to a period in which we have incurred a loss. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the income component will result in a positive value and an incentive fee will be paid subject to the Incentive Fee Cap.

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

Quarterly Income Component of Income and Capital Gains Incentive Fee Calculation Based on Net Income

Pre-Incentive Fee Net Investment Income
(Expressed as a Percentage of the Value of Net Assets)

Percentage of Pre-Incentive Fee Net Investment Income Allocated to Income Component of Income and Capital Gains Incentive Fee Calculation

The second part of the Income and Capital Gains Incentive Fee Calculation, or the Capital Gain Incentive Fee, equals (a) 20.0% of our Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. On August 5, 2014, we amended the Investment Advisory Agreement, effective as of June 30, 2014, to provide that the Capital Gain Incentive Fee Base is reduced by the amount of any unamortized deferred financing costs, if and to the degree that such costs exceed unrealized capital appreciation. Our “Capital Gain Incentive Fee Base” equals (1) the sum of (i) our realized capital gains, if any, on a cumulative positive basis from April 13, 2010 through the end of each calendar year, (ii) all realized capital losses on a cumulative basis and (iii) all unrealized capital depreciation on a cumulative basis less (2) all unamortized deferred financing costs, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

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

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the years ended September 30, 2015, 2014 and 2013 was $0. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Since inception through September 30, 2015, we have not made any Capital Gain Incentive Fee payments. For the years ended September 30, 2015 and 2014, we accrued a capital gains incentive fee payable under GAAP of $2.7 million and $96,000, respectively, and for the year ended September 30, 2013, we did not accrue a capital gain incentive fee payable under GAAP.

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

Example 2 — Capital Gain Incentive Fee:

Alternative 1:

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”) and $30 million investment made in Company B (“Investment B”)
Year 2:	Investment A is sold for $15 million and fair market value (“FMV”) of Investment B determined to be $29 million
Year 3:	FMV of Investment B determined to be $27 million
Year 4:	Investment B sold for $25 million

The Capital Gain Incentive Fee, if any, would be:

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

The Capital Gain Incentive Fee, if any, would be:

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

Year 1:	No adjustment; no realized capital losses or unrealized capital depreciation.
Year 2:	Investment A has unrealized capital depreciation of $2 million. Investment B has unrealized capital depreciation of $5 million. Therefore, GC Advisors would not be paid on the $7 million unrealized capital depreciation which would result in a lower Incentive Fee by $1.4 million.

Year 3:	Investment A sold at a $2 million loss. Investment A was previously marked down by $2 million; therefore, we would realize a $2 million loss on Investment A and reverse the previous $2 million in unrealized capital depreciation. Investment B has additional unrealized capital depreciation of $1 million. The net effect would be a loss of $1 million. GC Advisors would not be paid on the $1 million loss, which would result in a lower Incentive Fee by $200,000.
Year 4:	Investment B has additional unrealized capital depreciation of $2 million. Investment C sold at a $1 million realized loss. Therefore, GC Advisors would not be paid on the $3 million realized/unrealized loss which would result in a lower Incentive Fee by $600,000.
Year 5:	Investment B sold at a $10 million loss. Investment B was previously marked down by $8 million; therefore, we would realize a $10 million loss on Investment B and reverse the previous $8 million in unrealized capital depreciation. The net effect would be a loss of $2 million. GC Advisors would not be paid on the $2 million loss, which would result in a lower Incentive Fee by $400,000.

Alternative 3

Assumptions

Year 1:	$25 million investment made in Company A (“Investment A”) and $20 million investment made in Company B (“Investment B”)
Year 2:	Investment A is sold for $30 million, FMV of Investment B determined to be $21 million and $2 million of unamortized deferred financing costs
Year 3:	FMV of Investment B determined to be $23 million and $1 million of unamortized deferred financing costs
Year 4:	Investment B sold for $23 million and $0 of unamortized deferred financing costs

The Capital Gain Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	$800,000 (20% multiplied by (i) $5 million realized capital gains on sale of Investment A less (ii) $1 million unamortized deferred financing costs ($2 million of unamortized deferred financing costs less $1 million of unrealized gain))
Year 3:	$200,000 (20% multiplied by $5 million realized capital gains on sale of Investment A) less $800,000 (Capital Gains Incentive Fee paid in year 2)
Year 4:	$600,000 (20% multiplied by $8 million realized capital gains on sale of Investment A and Investment B less Capital Gains Incentive Fee paid in years 2 and 3).

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

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by GC Advisors and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities, by vote, may also terminate the Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to our Business and Structure — We are dependent upon GC Advisors for our future success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.”

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

Board Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in May 2015, our board of directors voted unanimously to reapprove the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•	the nature, extent and quality of services provided to us by GC Advisors;
•	the relative investment performance of us since April 1, 2014 and since our inception;
•	the fees paid by other comparable business development companies; and
•	various other matters.

Based on the information reviewed and the considerations detailed above, our board of directors, including all of the directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the renewal of the Investment Advisory Agreement for a one year term.

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2015, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

License Agreement

We have entered into a license agreement with Golub Capital LLC under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital”. Under this agreement, we will have a right to use the “Golub Capital” name and the agreement will remain in effect for so long as GC Advisors or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Golub Capital” name.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter,” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies, or any of our other policies, is fundamental and each may be changed without stockholder approval. To the extent we adopt any fundamental policies; no person from whom we borrow will have, in his or her capacity as lender or debt holder, either a veto power or a vote in approving or changing any of our fundamental policies.

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

Managerial Assistance to Portfolio Companies

A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, when the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the Diversification Tests, as defined in section 851(b)(3) of the Code, in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. GC Advisors will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We consolidate our financial results with all of our wholly-owned subsidiaries, including Holdings, the 2010 Issuer and the 2014 Issuer, for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. On September 13, 2011, we received exemptive relief from the

SEC to permit us to exclude the debt of our SBIC subsidiaries from our 200% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.”

Codes of Ethics

We and GC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics from our website at www.golubcapitalbdc.com, from the SEC’s website at www.sec.gov, or at the SEC’s Public Reference Room in Washington, D.C. See “Business — General — Information Available.” In addition, each code of ethics is attached as an exhibit to this annual report on Form 10-K.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to GC Advisors. The proxy voting policies and procedures of GC Advisors are set out below. The guidelines are reviewed periodically by GC Advisors and our directors who are not “interested persons” and, accordingly, are subject to change.

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

Proxy Voting Records

You may obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2015 by making a written request for proxy voting information to: Golub Capital BDC, Inc., Attention: Investor Relations, 150 South Wacker Drive, Suite 800, Chicago, IL 60606, or by calling Golub Capital BDC, Inc. collect at (312) 205-5050.

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

We and GC Advisors are required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering these policies and procedures.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes a variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•	our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•	our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•	our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and
•	our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Small Business Investment Company Regulations

We operate the SBIC Funds as wholly-owned subsidiaries of the Company. The SBIC Funds each may rely on an exclusion from the definition of “investment company” under the 1940 Act. As such, neither of these subsidiaries will elect to be regulated as a business development company under the 1940 Act.

The SBIC Funds each have investment objectives substantially similar to ours and make similar types of investments in accordance with SBIC regulations.

The licenses approved by the U.S. Small Business Administration, or SBA, for the SBIC Funds allow the SBIC Funds to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt, have a maturity of ten years, require semi-annual payments of interest and do not require any principal prior to maturity. Under the regulations applicable to SBICs, an SBIC may have outstanding debentures guaranteed by the SBA generally in an amount of up to twice its regulatory capital, which generally equates to the amount of its equity capital. SBIC regulations currently limit the amount that a single SBIC subsidiary may borrow to a maximum of $150.0 million, assuming that it has at least $75 million of equity capital. The SBICs are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million and the maximum amount that may be issued by a single SBIC licensee is $150.0 million. As of September 30, 2015, GC SBIC IV, L.P., or SBIC IV and GC SBIC V, L.P., or SBIC V, had $150.0 million and $75.0 million of outstanding SBA guaranteed debentures, respectively.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBIC regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

Under present SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” concerns, as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $8.5 million and have average annual net income after U.S. federal income taxes not exceeding $3 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow on investments in the company, regardless of the size of the company at the time of the follow on investment, up to the time of the company’s initial public offering, if any.

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

SBICs must invest idle funds that are not being used to make loans in investments permitted under SBIC regulations in certain types of securities including direct obligations of, or obligations guaranteed as to principal and interest by, the U.S. government, which mature within 15 months from the date of the investment.

SBICs are periodically examined and audited by the SBA’s staff to determine their compliance with SBIC regulations and are periodically required to file certain forms with the SBA.

Neither the SBA nor the U.S. government or any of its agencies or officers has approved any ownership interest to be issued by us or any obligation that we or any of our subsidiaries may incur.

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our stockholders in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax, or the Excise Tax Avoidance Requirement.

Taxation as a RIC

If we:

•	qualify as a RIC; and
•	satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as dividends to our stockholders.

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

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or other tax liabilities.

In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status.

Any underwriting fees paid by us are not deductible. We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our ability to be subject to tax as a RIC.

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

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to failures to comply with the 90% Income Test and the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

Should failure occur; not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct dividend distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten taxable years.

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

Risks Relating to Our Business and Structure

We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

Since the economic downturn that began in mid-2007, interest rates have remained low. Because longer-term inflationary pressure is likely to result from the U.S. government’s fiscal policies and challenges during this time, we will likely experience rising interest rates, rather than falling rates, at some point in the future.

To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase because the interest rates on the majority of amounts we have borrowed are floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

You should also be aware that a rise in the general level of interest rates typically will lead to higher interest rates applicable to our debt investments, which may result in an increase of the amount of incentive fees payable to GC Advisors. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.

Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. These market and economic disruptions affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions materially and adversely affected, and may in the future affect, the broader financial and credit markets and has reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are dependent upon GC Advisors for our success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.

We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors’ investment committee, which consists of two members of our board of directors and two additional employees of Golub Capital LLC, provides oversight over our investment activities. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that GC Advisors will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of GC Advisors will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Golub Capital LLC and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of GC Advisors’ investment committee or of other senior investment professionals of GC Advisors and its affiliates would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The members of GC Advisors’ investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, our officers and directors also serve as officers and directors of Golub Capital Investment Corporation, or GCIC, a closed-end, non-diversified management investment company that has also elected to be regulated as a business development company under the 1940 Act. Similarly, GC Advisors or its affiliates currently manage and may have other clients with similar or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Lawrence E. Golub and David B. Golub have management responsibilities for other accounts managed or sponsored by GC Advisors or its affiliates, including GCIC. Our investment objective may overlap with the investment objectives of such affiliated accounts. For example, GC Advisors currently manages GCIC and several private funds that are pursuing an investment strategy similar to ours, some of which may seek additional capital from time to time, and we may compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

Our management and incentive fee structure may create incentives for GC Advisors that are not fully aligned with the interests of our stockholders and may induce GC Advisors to make certain investments, including speculative investments.

In the course of our investing activities, we pay management and incentive fees to GC Advisors. The management fee is based on our average adjusted gross assets and the incentive fee is computed and paid on income, both of which include leverage. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our average adjusted gross assets, GC Advisors benefits when we incur debt or use leverage. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor or our securityholders.

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

The part of the management and incentive fees payable to GC Advisors that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, zero coupon securities, and other deferred interest instruments and may create an incentive for GC Advisors to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. This fee structure may be considered to involve a conflict of interest for GC Advisors to the extent that it may encourage GC Advisors to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. GC Advisors may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because GC Advisors is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

The majority of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, our board of directors will determine the fair value of these securities in good faith. In connection with that determination, investment professionals from GC Advisors may provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, Lawrence E. Golub and David B. Golub have an indirect pecuniary interest in GC Advisors. The participation of GC Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub, could result in a conflict of interest as GC Advisors’ management fee is based, in part, on our average adjusted gross assets and our incentive fees will be based, in part, on unrealized gains and losses.

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

We may, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We may also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, if an investment opportunity is appropriate for us and another similar eligible account, the opportunity will be allocated pro rata based on relative total capital of each of us and such other eligible accounts, subject to minimum and maximum investment size limits. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with accounts managed or sponsored by GC Advisors or its affiliates. Although GC Advisors allocates opportunities in accordance with its allocation policy, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our securityholders. Moreover, the performance of investments will not be known at the time of allocation.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

In order to be subject to tax as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute dividends of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “Business — Taxation as a RIC.”

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

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax. See “Business — Taxation as a RIC.”

Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC) less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2015, we had $813.6 million of outstanding borrowings, including $215.0 million outstanding under the 2010 Debt Securitization and $246.0 million outstanding under the 2014 Debt Securitization.

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

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will depend on GC Advisors’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. We may issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.

On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage.

The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2015, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-23%	-13%	-3%	7%	18%

(1)	Assumes $1,641.0 million in total assets, $813.6 million in debt and secured borrowings outstanding and $810.9 million in net assets as of September 30, 2015 and an effective annual interest rate of 2.6% as of September 30, 2015.

Based on our outstanding indebtedness of $813.6 million as of September 30, 2015 and the effective annual interest rate of 2.6% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.3% to cover annual interest payments on the outstanding debt.

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

Under the terms of the master loan sale agreement governing the 2010 Debt Securitization, (1) we sold and/or contributed to Holdings all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such master loan sale agreement and (2) Holdings, in turn, sold and/or contributed to the 2010 Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and other consideration set forth in such master loan sale agreement. Following these transfers, the 2010 Issuer, and not Holdings or us, held all of the ownership interest in such portfolio loans and participations. As a result of the 2010 Debt Securitization and as of September 30, 2015, we held indirectly through Holdings the Subordinated 2010 Notes as well as membership interests, which comprise 100% of the equity interests, in the 2010 Issuer. Under the terms of the loan sale agreement governing the 2014 Debt Securitization, we sold and/or contributed to the 2014 Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such loan sale agreement. Following this transfer, the 2014 Issuer held all of the ownership interest in such portfolio loans and participations. As a result of the 2014 Debt Securitization and as of September 30, 2015, we held the Class C 2014 Notes as well as all of the membership interests of the 2014 Issuer. As a result, we consolidate the financial statements of Holdings, the 2010 Issuer and the 2014 Issuer, as well as our other subsidiaries, in our consolidated financial statements.

Because each of Holdings, the 2010 Issuer and the 2014 Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us to Holdings and by Holdings to the 2010 Issuer and the sale or contribution by us to the 2014 Issuer did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. We may, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another business development company to the extent permitted under the 1940 Act.

The Subordinated 2010 Notes and membership interests in the 2010 Issuer are subordinated obligations of the 2010 Issuer and the Class C 2014 Notes are subordinated obligations of the 2014 Issuer and we may not receive cash from the 2010 Issuer or the 2014 Issuer.

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

The membership interests in the 2010 Issuer represent all of the equity interest in the 2010 Issuer. As such, the holder of the membership interests is the residual claimant on distributions, if any, made by the 2010 Issuer after holders of all 2010 Notes have been paid in full on each payment date or upon maturity of such notes under the 2010 Debt Securitization documents. Such payments may be made by the 2010 Issuer only to the extent permitted under the 2010 Debt Securitization documents on any payment date or upon payment in full of the notes issued by the 2010 Issuer.

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

The value of the Class B 2010 Notes, the Class B 2014 Notes or the Class C 2014 Notes could be adversely affected by a mandatory redemption because such redemption could result in the applicable notes being redeemed at par at a time when they are trading in the secondary market at a premium to their stated principal amount and when other investments bearing the same rate of interest may be difficult or expensive to acquire. A mandatory redemption could also result in a shorter investment duration than a holder of such notes may have wanted or anticipated, which could, in turn, result in such a holder incurring breakage costs on related hedging transactions. In addition, the reinvestment period under the 2010 Debt Securitization may extend through as late as July 20, 2017, which could affect the value of the collateral securing the Class B 2010 Notes, and the reinvestment period under the 2014 Debt Securitization may extend through as late as April 28, 2018, which could affect the value of the collateral securing the Class C 2014 Notes.

We may be required to assume liabilities of the 2010 Issuer and the 2014 Issuer and are indirectly liable for certain representations and warranties in connection with the 2010 Debt Securitization and 2014 Debt Securitization.

As part of the 2010 Debt Securitization, we entered into a master loan sale agreement under which we would be required to repurchase any loan (or participation interest therein) which was sold to the 2010 Issuer in breach of any representation or warranty made by us with respect to such loan on the date such loan was sold. To the extent we fail to satisfy any such repurchase obligation, the trustee of the 2010 Debt Securitization may, on behalf of the 2010 Issuer, bring an action against us to enforce these repurchase obligations.

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

Our interests in Funding are subordinated and we may not receive cash on our equity interests from Funding.

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

We are subject to risks associated with our SBIC Funds.

As a result of our SBIC Funds, we are subject to a variety of risks, including those set forth below.

Our interests in the SBIC Funds are subordinated and we may not receive cash on our equity interests from either of the SBIC Funds.

We own 100% of the equity interests in SBIC IV and SBIC V. We consolidate the financial statements of the SBIC Funds in our consolidated financial statements. Our interests in the SBIC Funds are subordinated in priority of payment to the SBA-guaranteed debentures issued by the respective SBIC Fund. We receive cash from SBIC IV and SBIC V only to the extent that we receive distributions on our equity interests in each such SBIC Fund. Our SBIC Funds may be limited by SBA regulations governing SBICs from making certain distributions to us unless we request a waiver of the SBA restrictions. We cannot assure you that the SBA would grant any such waiver. In the event that we fail to receive cash from our SBIC Funds, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.

Our SBIC Funds are licensed by the SBA and are subject to SBA regulations which limit the scope of investments available to the SBIC Funds.

Our wholly-owned subsidiaries, SBIC IV and SBIC V, received licenses to operate as SBICs under the Small Business Act of 1958, as amended, or the 1958 Act, and are regulated by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and regulates the types of financings and prohibits investing in certain industries. Compliance with SBIC requirements may cause our SBIC Funds to invest at less competitive rates in order to qualify investments under the SBA regulations.

Further, SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant regulations. If our SBIC Funds fail to comply with applicable regulations, the SBA could, depending on the severity of the violation, limit or prohibit their use of debentures, declare outstanding debentures immediately due and payable, and/or limit them from making new investments. In addition, the SBA could revoke or suspend our SBIC Funds’ licenses for willful or repeated violation of, or willful or repeated failure to observe, any provision of the 1958 Act or any rule or regulation promulgated thereunder. These actions by the SBA could have a material adverse effect on our business, financial condition and results of operations.

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

Failure to qualify as a business development company will decrease our operating flexibility

If we do not maintain our status as a business development company, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

The majority of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.

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

We have retained the services of several independent service providers to review the valuation of these securities. At least once annually, the valuation for each portfolio investment for which a market quote is not readily available is reviewed by an independent valuation firm. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect or will take effect in both the U.S. and in Europe may adversely affect certain amendments to or new issuances by the 2010 Debt Securitization or the 2014 Debt Securitization and may adversely affect or prevent us from entering into any future securitization transaction. The impact of these risk retention rules on the loan securitization market are uncertain, and such rules may cause an increase in our cost of funds under or may prevent us from completing any future securitization transactions or certain amendments to or new issuances by our existing debt securitizations.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increase regulation of no-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

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

The Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

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

Our business depends on the communications and information systems of GC Advisors and its affiliates. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could, in turn, have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to pay dividends and other distributions to our securityholders. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by GC Advisors and third-party service providers.

Risks Relating to Our Investments

Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors.

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

Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of GC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If GC Advisors is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and GC Advisors may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

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

While we currently hold a portfolio of investments, we have not yet identified additional potential investments for our portfolio that we will acquire with the proceeds of any offering of securities or repayments of investments currently in our portfolio. Privately negotiated investments in illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. As a result, you will be unable to evaluate any future portfolio company investments prior to purchasing our shares of common stock. Additionally, GC Advisors selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. We anticipate that we will use substantially all of the net proceeds of any offering of our securities within approximately six months following the completion of any offering of our securities, depending on the availability of appropriate investment opportunities consistent with our investment objectives and market conditions. Until such appropriate investment opportunities can be found, we will invest the net proceeds primarily in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of investments in senior secured, one stop, second lien and subordinated loans and equity securities. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.

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

Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we may have structured our investment as senior debt.

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

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.

We have invested a portion of our capital in second lien and subordinated loans issued by our portfolio companies and intend to continue to do so in the future. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. Such subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us where we are junior creditor. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

As of September 30, 2015, we were not invested in securities of non-U.S. companies. Securities issued by non U.S. companies are not “qualifying assets” under the 1940 Act, and we may invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.

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

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of the companies;
•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and business development companies;
•	loss of our qualification as a RIC or business development company;
•	changes in market interest rates and decline in the prices of debt,

•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	departure of GC Advisors’ or any of its affiliates’ key personnel;
•	operating performance of companies comparable to us;
•	general economic trends and other external factors; and
•	loss of a major funding source.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on April 15, 2010 and is currently traded on The Nasdaq Global Select Market under the symbol “GDBC”. The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share since October 1, 2013.

Period	NAV(1)	Closing Sales Price		Premium of High Sales Price to NAV(2)	Premium (Discount) of Low Sales Price to NAV(2)	Dividends and Distributions Declared
		High	Low
Fiscal year ended September 30, 2015
Fourth quarter	$15.80	$17.13	$15.90	8.4%	0.6%	$0.32
Third quarter	15.74	17.90	16.56	13.7	5.2	0.32
Second Quarter	15.61	18.04	17.05	15.6	9.2	0.32
First Quarter	15.55	18.15	16.15	16.7	3.9	0.32
Fiscal year ended September 30, 2014
Fourth quarter	$15.55	$17.80	$15.95	14.5%	2.6%	$0.32
Third quarter	15.44	17.97	15.94	16.4	3.2	0.32
Second Quarter	15.41	19.26	17.64	25.0	14.5	0.32
First Quarter	15.23	19.11	16.74	25.5	9.9	0.32

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of the each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter-end NAV.

The last reported price for our common stock on November 16, 2015 was $16.96 per share. As of November 16, 2015, we had 298 stockholders of record.

Distributions

Our distributions, if any, are determined by the board of directors. We elected to be treated as a RIC under Subchapter M of the Code. In order to be subject to tax as a RIC, we must distribute dividends to our stockholders each tax year of an amount at least equal to 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses or investment company taxable income, determined without regard to any deduction for dividends paid. In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount.

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock since October 1, 2013.

Record Dates	Payment Date	Dividends and Distributions Declared
Fiscal year ended September 30, 2015
September 7, 2015	September 29, 2015	$0.32
June 18, 2015	June 29, 2015	0.32
March 20, 2015	March 27, 2015	0.32
December 18, 2014	December 29, 2014	0.32
Total		$1.28

Record Dates	Payment Date	Dividends and Distributions Declared
Fiscal year ended September 30, 2014
September 16, 2014	September 26, 2014	$0.32
June 16, 2014	June 27, 2014	0.32
March 17, 2014	March 28, 2014	0.32
December 17, 2013	December 27, 2013	0.32
Total		$1.28

On November 17, 2015, our board of directors declared a quarterly distribution of $0.32 per share payable on December 29, 2015 to holders of record as of December 11, 2015.

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders. As a result, if our board of directors authorizes, and we declare, a cash dividend or other distribution, then our stockholders who participate in our dividend reinvestment plan will have their cash distribution reinvested in additional shares of our common stock, rather than receiving the cash distribution.

Stock Performance Graph

This graph compares the stockholder return on our common stock from September 30, 2010 to September 30, 2015 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on September 30, 2010, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data of Golub Capital BDC as of and for the years ended September 30, 2015, 2014, 2013, 2012 and 2011 is derived from the consolidated financial statements that have been audited by RSM US LLP (formerly McGladrey LLP through October 25, 2015), independent registered public accounting firm. The financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included elsewhere in this annual report on Form 10-K.

	Golub Capital BDC As of and for the years ended September 30,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$119,968	$109,526	$83,774	$57,859	$39,150
Base management fee	20,330	17,053	11,749	8,495	5,789
Incentive fee	10,226	10,128	9,844	6,228	348
Interest and other debt financing expenses	24,510	20,227	12,427	10,781	6,550
All other expenses	5,905	5,583	5,359	4,479	3,647
Net investment income	58,997	56,535	44,395	27,876	22,816
Net realized gain (loss) on investments and derivative instruments	9,354	5,384	(1,363)	(3,372)	2,037
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and secured borrowings	2,440	3,469	3,488	7,256	(3,514)
Net increase/(decrease) in net assets resulting from operations	70,791	65,388	46,520	31,760	21,339
Per share data:
Net asset value	$15.80	$15.55	$15.21	$14.60	$14.56
Net investment income	1.20	1.26	1.29	1.15	1.16
Net realized (loss) gain on investments and derivative instruments	0.19	0.11	(0.04)	(0.14)	0.11
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and secured borrowings	0.05	0.07	0.10	0.30	(0.17)
Net increase/(decrease) in net assets resulting from operations	1.44	1.44	1.35	1.31	1.09
Per share dividends declared	1.28	1.28	1.28	1.28	1.27
From net investment income	1.18	1.22	1.15	1.24	1.18
From capital gains	0.10	0.06	—	—	0.09
From return of capital	—	—	0.13	0.04	—
Dollar amount of dividends declared	62,969	57,823	45,394	31,556	25,069
From net investment income	58,152	54,531	40,605	30,484	23,254
From capital gains	4,817	3,292	—	—	1,815
From return of capital	—	—	4,789	1,072	—
Balance Sheet data at period end:
Investments, at fair value	$1,529,784	$1,347,612	$1,024,645	$672,910	$459,827
Cash and cash equivalents	97,484	79,943	54,717	50,927	69,766
Other assets	13,782	15,833	12,294	10,259	30,051
Total assets	1,641,050	1,443,388	1,091,656	734,096	559,644
Total debt	813,605	697,539	420,909	352,300	237,683
Total liabilities	830,180	710,649	433,420	358,967	243,095
Total net assets	810,870	732,739	658,236	375,129	316,549

	Golub Capital BDC As of and for the years ended September 30,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Other data:
Weighted average annualized yield on income producing investments at fair value(1)	7.8%	8.3%	9.1%	9.3%	8.6%
Number of portfolio companies at period end	164	145	135	121	103

(1)	Weighted average yield on income producing investments is computed by dividing (a) income from interest and fees excluding amortization of capitalized fees and discounts on accruing loans and debt securities by (b) total income producing investments at fair value.

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

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This annual report on Form 10-K contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code.

Our shares are currently listed on The NASDAQ Global Select Market under the symbol “GBDC”.

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $15.0 billion in capital under management as of September 30, 2015, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under the Investment Advisory Agreement, which was most recently reapproved by our board of directors in May 2015, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under the Administration Agreement, we are provided with certain administrative services by the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

We seek to create a portfolio that includes primarily senior secured and one stop by primarily investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of U.S. middle-market companies. We may also selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

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

As of September 30, 2015 and September 30, 2014, our portfolio at fair value was comprised of the following:

	As of September 30, 2015		As of September 30, 2014
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$197,329	12.9%	$262,859	19.5%
One stop	1,134,222	74.1	940,729	69.8
Second lien	39,774	2.6	59,964	4.4
Subordinated debt	1,715	0.1	3,710	0.3
Subordinated notes in SLF(1)	76,563	5.0	25,589	1.9
LLC equity interests in SLF(1)	22,373	1.5	9,242	0.7
Equity	57,808	3.8	45,519	3.4
Total	$1,529,784	100.0%	$1,347,612	100.0%

(1)	SLF’s proceeds from the subordinated notes and LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2015, one stop loans included $88.2 million of late stage lending loans at fair value. During the three months ended December 31, 2014, we recharacterized $47.1 million of late stage lending loans at fair value from senior secured loans to one stop loans. As of September 30, 2014, one stop loans included $83.3 million of late stage lending loans at fair value and senior secured loans included $47.1 million of late stage lending loans at fair value.

As of September 30, 2015, 2014 and 2013, we had debt and equity investments in 164, 145 and 135 portfolio companies, respectively, and investments in subordinated notes and LLC equity interests in SLF.

The weighted average annualized income yield and weighted average annualized investment income yield of our income producing debt investments, which represented nearly 100% of our debt investments, for the years ended September 30, 2015, 2014 and 2013 was as follows:

	For the years ended September 30,
	2015	2014	2013
Weighted average income yield(1)	7.8%	8.3%	9.1%
Weighted average investment income yield(2)	8.4%	9.0%	10.1%

(1)	Represents income from interest and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.
(2)	Represents income from interest, fees and amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.

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

Expenses:  Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement and interest expense on our outstanding debt. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•	organizational expenses;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments, which fees and expenses may include, among other items, due diligence reports, appraisal reports, any studies that may be commissioned by GC Advisors and travel and lodging expenses;
•	expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	administration fees and expenses, if any, payable under the Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments in portfolio companies, including costs associated with meeting financial sponsors;
•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration and franchise fees;
•	all costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs associated with individual or group stockholders;
•	costs associated with compliance under the Sarbanes-Oxley Act;
•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or the Administrator in connection with administering our business.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

GC Advisors, as collateral manager for the 2010 Issuer under a collateral management agreement, or the 2010 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2010 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2010 Collateral Management Agreement, the term “collection period” refers to a quarterly period running from the day after the end of the prior collection period to the fifth business day of the calendar month in which a payment date occurs.

GC Advisors, as collateral manager for the 2014 Issuer under a collateral management agreement, or the 2014 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2014 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2014 Collateral Management Agreement, the term “collection period” refers to a quarterly period running from the day after the end of the prior collection period to the tenth business day prior to the payment date.

Collateral management fees are paid directly by the 2010 Issuer and the 2014 Issuer to GC Advisors and offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2010 Issuer and 2014 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring of the 2010 Debt Securitization, the 2014 Debt Securitization and the amendment of the 2010 Debt Securitization. The 2010 Issuer and 2014 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2010 Debt Securitization and the 2014 Debt Securitization, collectively, the Debt Securitizations, as applicable.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

On October 21, 2015, the Company and Revolver Funding terminated the Revolver with PrivateBank. There were no borrowings outstanding on the Revolver at the time of termination and Revolver Funding was released of all obligations under the Revolver and all liens on the assets held by Revolver Funding collateralizing the Revolver were released.

On November 17, 2015, our board of directors declared a quarterly distribution of $0.32 per share payable on December 29, 2015 to holders of record as of December 11, 2015.

Market Trends

We have identified the following trends that may affect our business:

Target Market.  We believe that small and middle-market companies in the United States with annual revenues between $10.0 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us.

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

Competition from Bank Lenders.  We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We believe these factors may result in opportunities for alternative funding sources to middle-market companies and therefore more market opportunities for us.

Market Environment:  We believe that as part of the path of economic recovery following the credit crisis, there has been increased competition for new middle-market investments due to some new non-bank finance companies that have entered the market and due to improving financial performance of middle-market companies. However, we believe that our scale and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

Consolidated Results of Operations

Consolidated operating results for the years ended September 30, 2015, 2014 and 2013 are as follows:

	For the years ended September 30,			Variances
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands)
Interest income	$103,404	$93,225	$71,202	$10,179	$22,023
Income from accretion of discounts and origination fees	9,002	9,158	7,594	(156)	1,564
Interest income from subordinated notes of SLF	3,735	1,947	23	1,788	1,924
Dividend income	1,562	1,766	2,197	(204)	(431)
Fee income	2,265	3,430	2,758	(1,165)	672
Total investment income	119,968	109,526	83,774	10,442	25,752
Total expenses	60,971	52,991	39,379	7,980	13,612
Net investment income	58,997	56,535	44,395	2,462	12,140
Net realized (losses) gains on investments	9,354	5,384	(1,363)	3,970	6,747
Net change in unrealized appreciation (depreciation) on investments, and secured borrowings	2,440	3,469	3,488	(1,029)	(19)
Net income	$70,791	$65,388	$46,520	$5,403	$18,868
Average earning portfolio company investments, at fair value	$1,404,556	$1,195,099	$810,880	$209,457	$384,219
Average debt outstanding(1)	$752,567	$587,624	$378,843	$164,943	$208,781

(1)	For the years ending September 30, 2015, 2014, and 2013, we have excluded $0.4 million, $14.4 million and $8.8 million, respectively, of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meet the definition of a “participating interest”, as defined in the guidance to ASC Topic 860.

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net income may not be meaningful.

Investment Income

Investment income increased from 2014 to 2015 by $10.4 million as a result of an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $209.5 million and an increase in interest income from subordinated notes of SLF of $1.8 million. These increases were partially offset by a decline in the weighted average investment income yield of 0.6% and a decline in fee income of $1.2 million that was primarily driven by a decrease in prepayment fees. Investment income increased from 2013 to 2014 by $25.8 million as a result of an increase in the average earning investment balance of $384.2 million and an increase in fee income of $0.6 million that was primarily driven by an increase in prepayment fees. These increases were partially offset by a decline in the weighted average investment income yield of 1.1% and a decline in dividend income of $0.4 million.

The decrease in the yield from 2014 to 2015 was driven primarily by interest rate compression on new investments. The decrease in the yield from 2013 to 2014 was driven primarily by interest rate compression on new investments and the change in asset mix of our portfolio. Lower yielding one stop investments increased from 54.1% of the portfolio as of September 30, 2013 to 69.8% of the portfolio as of September 30, 2014 and to 74.1% of the portfolio as of September 30, 2015.

The income yield by security type for the years ended September 30, 2015, 2014 and 2013 was as follows:

	For the years ended September 30,
	2015	2014	2013
Senior secured	6.5%	7.1%	7.4%
One stop	7.9%	8.3%	8.8%
Second lien	9.5%	11.7%	11.7%
Subordinated debt	8.1%	10.1%	16.8%
Subordinated notes in SLF(1)	8.3%	7.3%	4.3%

(1)	SLF’s proceeds from the subordinated notes were utilized by SLF to fund senior secured loans.

Income yields on senior secured and one stop investments declined, for each of the years ended September 30, 2015 and 2014 due to a continued general trend of interest rate compression on new investments. As of September 30, 2015, we have one remaining subordinated debt investment as shown in the Consolidated Schedule of Investments. The increase in the income yield on subordinated notes of SLF for the year ended September 30, 2015 as compared to the year ended September 30, 2014 is a result of the subordinated notes accruing interest at the rate of LIBOR plus 8.0% for the full year ended September 30, 2015 as compared to a partial year for the year ended September 30, 2014. The income yield on subordinated notes of SLF increased for the year ended September 30, 2014 as compared to the year ended September 30, 2013 as the spread on the subordinated notes was increased to LIBOR plus 8.0% from LIBOR plus 4.0% in January 2014 subsequent to the closing of the senior secured revolving credit facility, or the SLF Credit Facility, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, entered into by Senior Loan Fund II LLC, a wholly-owned subsidiary of SLF, or SLF II, which, as amended, allows SLF II to borrow up to $300.0 million, subject to leverage and borrowing base restrictions.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources — Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses:

	For the years ended September 30,			Variances
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands)
Interest and other debt financing expenses	$20,004	$17,197	$10,602	$2,807	$6,595
Amortization of debt issuance cost	4,506	3,030	1,825	1,476	1,205
Base management fee	20,330	17,053	11,749	3,277	5,304
Income Incentive Fee	7,489	10,032	9,844	(2,543)	188
Capital gain incentive fee accrued under GAAP	2,737	96	—	2,641	96
Professional fees	2,942	2,451	2,200	491	251
Administrative service fee	2,372	2,527	2,625	(155)	(98)
General and administrative expenses	591	605	534	(14)	71
Total expenses	$60,971	$52,991	$39,379	$7,980	$13,612

Interest and other debt financing expenses increased from the year ended September 30, 2014 to the year ended September 30, 2015 primarily due to an increase in the weighted average of outstanding borrowings from $587.6 million for the year ended September 30, 2014 to $752.6 million for the year ended September 30, 2015. The increase in our debt was driven by an increase in our use of debt under the Credit Facility Funding, a wholly-owned subsidiary of ours, to $127.3 million as of September 30, 2015 from an outstanding balance of $27.4 million as of September 30, 2014 as well as the increase in our use of debt under our SBA debentures through the SBICs; which had outstanding balances of $225.0 million outstanding as of September 30, 2015 and $208.8 million as of September 30, 2014.

Amortization of debt issuance costs increased by $1.5 million from the year ended September 30, 2014 to the year ended September 30, 2015 primarily due to a full year of amortization of the additional capitalized debt issuance costs associated with the 2014 Debt Securitization. The increase in amortization of debt issuance costs resulted in an increase in our effective annual average interest rate on our outstanding debt from 3.2% for the year ended September 30, 2014 to 3.3% for the year ended September 30, 2015.

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

The base management fee increased as a result of a sequential increase in average adjusted gross assets from 2013 to 2015. The administrative service fee decreased from the year ended September 30, 2014 to the year ended September 30, 2015 and from the year ended September 30, 2013 to the year ended September 30, 2014 due to efficiencies gained by the Administrator in servicing a growing portfolio.

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the Income Incentive Fee and (2) the Capital Gain Incentive Fee. The Income Incentive Fee remained relatively stable from the year ended September 30, 2013 to the year ended September 30, 2014 and decreased by $2.5 million from the year ended September 30, 2014 to the year ended September 30, 2015 as the interest rate compression on new investments and the change in asset mix of our portfolio caused a decline in our Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets. Due to this decline, we were not fully through the catch-up provision of the incentive fee calculation. For the year ended September 30, 2015, the Income Incentive Fee expense as a percentage of Pre-Incentive Fee Net Investment Income was 10.8% compared to 15.2% for the year ended September 30, 2014 and 18.1% for the year ended September 30, 2013.

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement for the years ended September 30, 2015, 2014 and 2013 was $0. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. The accrual for capital gain incentive fee under GAAP was $2.7 million, or $0.06 per share, for the year ended September 30, 2015 and $96,000, or $0.00 per share, for the year ended September 30, 2014. We did not accrue a capital gain incentive fee under GAAP for the year ended September 30, 2013. The increase in accruals for a capital gain incentive fee under GAAP for the year ended September 30, 2015 from the year ended September 30, 2014 and for the year ended September 30, 2014 from the year ended September 30, 2013 was primarily the result of realized gains on the sale of equity investments and unrealized appreciation of debt and equity investments.

For additional details on the sale of equity investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the years ended September 30, 2015, 2014 and 2013 were $1.0 million, $1.4 million and $1.0 million, respectively.

As of September 30, 2015 and 2014, included in accounts payable and accrued expenses were $0.6 million and $0.2 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the years ended September 30,			Variances
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands)
Net realized gain (loss) on investments	$9,354	$5,384	$(1,363)	$3,970	$6,747
Net realized gain (loss)	9,354	5,384	(1,363)	3,970	6,747
Unrealized appreciation on investments	26,469	24,748	17,956	1,721	6,792
Unrealized (depreciation) on investments	(23,258)	(21,221)	(14,445)	(2,037)	(6,776)
Unrealized appreciation on investments in SLF(1)	—	75	177	(75)	(102)
Unrealized (depreciation) on investments in SLF(1)	(773)	(254)	(74)	(519)	(180)
Unrealized appreciation on secured borrowings	2	126	—	(124)	126
Unrealized (depreciation) on secured borrowings	—	(5)	(126)	5	121
Net change in unrealized appreciation (depreciation) on investments, investments in SLF, and secured borrowings	$2,440	$3,469	$3,488	$(1,029)	$(19)

(1)	Unrealized appreciation and (depreciation) on investments in SLF include the Company’s investments in subordinated notes and LLC interests in SLF.

For the year ended September 30, 2015, we had $26.5 million in unrealized appreciation on 130 portfolio company investments, which was partially offset by $23.3 million in unrealized depreciation on 133 portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value. Unrealized appreciation during the year ended September 30, 2015 resulted from an increase in fair value primarily due to the rise in market prices and a reversal of prior period unrealized depreciation.

For the year ended September 30, 2015, we had $0.8 million in unrealized depreciation on our investment in SLF LLC equity interests. Unrealized depreciation on the SLF LLC equity interests was driven by negative credit-related adjustments associated with SLF’s investment portfolio.

We also had $9.4 million in net realized gains on investments during the year ended September 30, 2015, primarily as a result of the sale of several equity investments which were partially offset by realized losses on two non-accrual portfolio companies.

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

Liquidity and Capital Resources

For the year ended September 30, 2015, we experienced a net increase in cash and cash equivalents of $0.3 million. During the period we used $103.3 million in operating activities, primarily as a result of fundings of portfolio investments of $858.1 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $699.1 million and net investment income of $59.0 million. During the same period, cash used in investment activities of $17.2 million was driven by the increase in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $120.8 million, primarily due to net proceeds from one equity offering of an aggregate of $67.6 million and borrowings on debt of $503.2 million, partially offset by repayments of debt of $387.1 million and distributions paid of $60.0 million.

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

As of September 30, 2015 and 2014, we had cash and cash equivalents of $5.5 million and $5.1 million, respectively. In addition, we had restricted cash and cash equivalents of $92.0 million and $74.8 million as of September 30, 2015 and 2014, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of September 30, 2015, $73.6 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitizations, which are described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitizations. $5.1 million of such restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. $2.3 million of such restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Revolver as well as for the payment of interest expense and revolving debt of the Revolver. The remaining $11.0 million of restricted cash and cash equivalents could be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs, which are described in further detail in Note 7 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of September 30, 2015 and September 30, 2014, we had outstanding commitments to fund investments totaling $121.5 million and $124.5 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2015 and 2014, respectively, subject to the terms of each loan’s respective credit agreement. As of September 30, 2015, we believe that we had sufficient assets to adequately cover any obligations under our unfunded commitments.

As of September 30, 2015, the Credit Facility allows Funding to borrow up to $200.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2015 and 2014, subject to leverage and borrowing base restrictions, we had approximately $72.7 million and $122.6 million, respectively, of remaining commitments and $40.1 million and $70.0 million, respectively, of availability on the Credit Facility. As of September 30, 2015 and 2014, we had $127.3 million and $27.4 million outstanding under the Credit Facility, respectively. As of September 30, 2015, the Revolver allowed Revolver Funding to borrow up to $15.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2015, subject to leverage and borrowing base restrictions, we had approximately $15.0 million of remaining commitments and $2.9 million of availability on the Revolver. As of September 30, 2014, subject to leverage and borrowing base restrictions, we had approximately $15.0 million of remaining commitments and $1.2 million of availability on the Revolver.

On July 16, 2010, we completed the 2010 Debt Securitization, as amended on February 15, 2013, in which the 2010 Issuer issued an aggregate of $350.0 million of notes including $203.0 million of Class A 2010 Notes, which bear interest at a rate of three-month LIBOR plus 1.74%, $12.0 million of Class B 2010 Notes, which bear interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest. The Class A and Class B 2010 Notes are included in the September 30, 2015 and 2014 consolidated statements of financial condition as our debt. The Subordinated 2010 Notes were eliminated in consolidation as of September 30, 2015 and 2014. As of September 30, 2015 and September 30, 2014, we had outstanding debt under the 2010 Debt Securitization of $215.0 million and $215.0 million, respectively.

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

On June 5, 2014, we completed the 2014 Debt Securitization, in which the 2014 Issuer issued an aggregate of $402.6 million of securities including $191.0 million of Class A-1 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.45% through December 4, 2015 and three-month LIBOR plus 1.95% thereafter, $35.0 million of Class B 2014 Notes, which bear interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bear interest at a rate of three-month LIBOR plus 3.50%, and $119.1 million of LLC equity interests that do not bear interest. We retained all of the Class C 2014 Notes and LLC equity interests. The Class A-1, Class A-2 and Class B 2014 Notes are included in the September 30, 2015 and 2014 consolidated statements of financial condition as our debt, and the Class C 2014 Notes and LLC equity interests were eliminated in consolidation. As of September 30, 2015, we had outstanding debt under the 2014 Debt Securitization of $246.0 million. As of September 30, 2014, we had outstanding debt under the 2014 Debt Securitization of $246.0 million.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225.0 million and the maximum amount that a single SBIC licensee may issue is $150.0 million. SBIC IV and SBIC V may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of September 30, 2015, SBIC IV and SBIC V had $150.0 million and $75.0 million of outstanding SBA-guaranteed debentures, respectively that mature between March 2021 and September 2015. As of September 30, 2014, SBIC IV and SBIC V had $150.0 million and $58.8 million of outstanding SBA-guaranteed debentures, respectively, leaving incremental borrowing capacity of $16.2 million for SBIC V under present SBIC regulations.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of September 30, 2015, our asset coverage for borrowed amounts was 237.3% (excluding the SBA debentures).

On August 4, 2015, our board of directors reapproved a share repurchase program, or the Program, which allows us to repurchase up to $75.0 million of our outstanding common stock on the open market at prices below the net asset value as reported in our then most recently published consolidated financial statements. The Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. We did not make any repurchases of our common stock during the years ended September 30, 2015 and 2014.

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

As of September 30, 2015, we believe that we had sufficient assets to adequately cover any obligations under our unfunded commitments.

Portfolio Composition, Investment Activity and Yield

As of September 30, 2015 and 2014, we had investments in 164 and 145 portfolio companies, respectively, with a total value of $1,430.9 million and $1,312.8 million, respectively, and had investments in subordinated notes and LLC equity interests in SLF with a total value of $98.9 million and $34.8 million, respectively. The following table shows the asset mix of our new origination commitments for the years ended September 30, 2015, 2014 and 2013:

	Years ended September 30,
	2015		2014		2013
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$225,442	24.4%	$125,564	13.0%	$161,849	22.0%
One stop	626,459	67.6	743,174	76.9	420,235	57.1
Second lien	—	—	39,413	4.1	137,109	18.7
Subordinated notes of SLF(1)	50,974	5.5	34,658	3.6	4,140	0.6
LLC equity interests of SLF(1)	13,904	1.5	10,039	1.0	591	0.1
Equity securities	9,494	1.0	13,631	1.4	10,891	1.5
Total new investment commitments	$926,273	100.0%	$966,479	100.0%	$734,815	100.0%

(1)	SLF’s proceeds from the subordinated notes and LLC interests were utilized by SLF to fund senior secured loans. As of September 30, 2015, SLF funded senior secured loans to 62 different borrowers.

The following table summarizes portfolio composition and investment activity as of and for the years ended September 30, 2015, 2014 and 2013:

	As of and for the years ended September 30,
	2015	2014	2013
	(In thousands)
Investments, at fair value	$1,430,848	$1,312,781	$1,019,811
Investment in SLF, at fair value(1)	$98,936	$34,831	$4,834
Number of portfolio companies (at period end)	164	145	135
New investment fundings	$858,147	$878,635	$669,252
Principal payments and sales of portfolio investments	$699,075	$573,201	$336,154

(1)	The investment in SLF includes the Company’s investments in both subordinated notes and LLC equity interests in SLF.

The following table shows the par, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2015(1)			As of September 30, 2014(1)
	Par	Amortized Cost	Fair Value	Par	Amortized Cost	Fair Value
	(In thousands)
Senior secured:
Performing	$199,573	$197,189	$197,329	$265,103	$262,021	$262,854
Non-accrual(2)	—	—	—	3,033	3,021	5
One stop:
Performing	1,135,805	1,120,576	1,127,735	952,359	939,765	940,729
Non-accrual(2)	17,645	17,078	6,487	—	—	—
Second lien:
Performing	39,924	39,464	39,774	59,902	59,086	59,964
Non-accrual(2)	—	—	—	—	—	—
Subordinated debt:
Performing	1,707	1,707	1,715	3,584	3,564	3,710
Non-accrual(2)	—	—	—	—	—	—
Subordinated notes of SLF(3)
Performing	76,563	76,563	76,563	25,589	25,589	25,589
Non-accrual(2)	—	—	—	—	—	—
LLC equity interests of SLF(3)	N/A	23,222	22,373	N/A	9,318	9,242
Equity	N/A	41,515	57,808	N/A	35,216	45,519
Total	$1,471,217	$1,517,314	$1,529,784	$1,309,570	$1,337,580	$1,347,612

(1)	Nine and eleven of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of September 30, 2015 and 2014, respectively.
(2)	We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”
(3)	The proceeds from the subordinated notes and LLC interests in SLF were utilized by SLF to fund senior secured loans.

The following table shows the weighted average rate, spread over LIBOR of floating rate, fixed rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio investments during the years ended September 30, 2015, 2014 and 2013:

	For the years ended September 30,
	2015	2014	2013
Weighted average rate of new investment fundings	6.7%	7.1%	8.2%
Weighted average spread over LIBOR of new floating rate investment fundings	5.7%	6.0%	6.7%
Weighted average rate of new fixed rate investment fundings	10.8%	N/A	15.6%
Weighted average fees of new investment fundings	1.5%	1.2%	1.3%
Weighted average rate of sales and payoffs of portfolio investments	6.8%	7.9%	8.9%
Weighted average income yield(1)	7.8%	8.3%	9.1%

(1)	Represents income from interest and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.

As of September 30, 2015, 94.2% and 94.1% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2014, 97.6% and 97.2% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of September 30, 2015, the portfolio median EBITDA for the underlying portfolio companies (excluding SLF) is $23.0 million. The portfolio median EBITDA data is based on the most recently reported trailing twelve month EBITDA received from the portfolio company.

Senior Loan Fund LLC

We co-invest with RGA Reinsurance Company, or RGA, in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of each of us and RGA (with unanimous approval required from (i) one representative of each of us and RGA or (ii) both representatives of each of us and RGA). SLF may cease making new investments upon notification of either of us or RGA but operations will continue until all investments have been sold or paid-off in the normal course of business.

SLF is capitalized with subordinated notes and LLC equity interest subscriptions from its members. As of September 30, 2015, we and RGA owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests.

As of September 30, 2015 and 2014, SLF had the following commitments from its members:

	As of September 30, 2015		As of September 30, 2014
	Committed	Funded	Committed	Funded
	(Dollars in thousands)
Subordinated note commitments(1)	$160,000	$87,500	$100,000	$29,245
LLC equity commitments(1)	40,000	26,540	25,000	9,318
Total	$200,000	$114,040	$125,000	$38,563

(1)	Commitments presented are combined for us and RGA.

As of September 30, 2015, the SLF Credit Facility allows SLF II to borrow up to $300.0 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ends May 13, 2017, and the stated maturity date is May 13, 2020. As of September 30, 2015 and September 30, 2014, SLF II had outstanding debt under the SLF Credit Facility of $212.3 million and $66.6 million, respectively.

Through the reinvestment period, the SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.25%, depending on the composition of the collateral asset portfolio, per annum. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the SLF Credit Facility.

As of September 30, 2015 and 2014, SLF had total assets at fair value of $325.9 million and $107.2 million, respectively. As of September 30, 2015 and 2014, SLF’s portfolio was comprised of first lien senior secured loans to 62 and 31 different borrowers, respectively. As of September 30, 2015 and 2014, SLF did not have any investments on non-accrual status. The portfolio companies in SLF are in industries similar to those in which we may invest directly. Additionally, as of September 30, 2015 and 2014, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $30.8 million and $10.1 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of September 30, 2015 and 2014:

	As of September 30,
	2015	2014
	(Dollars in thousands)
Senior secured loans(1)	$320,583	$103,695
Weighted average current interest rate on senior secured loans(2)	5.8%	5.2%
Number of borrowers in SLF	62	31
Largest loan to a single borrower(1)	$12,734	$8,229
Total of five largest loans to borrowers(1)	$59,917	$31,132

(1)	At principal/par amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal/par amount.

SLF Loan Portfolio as of September 30, 2015

Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
						(In thousands)
1011778 B.C. ULC (New Red Finance/Burger King)	Beverage, Food and Tobacco	Senior loan	12/2021	3.8%		$2,271	$2,264
5.11, Inc.(3)	Textiles and Leather	Senior loan	02/2020	6.0		3,162	3,172
Acosta, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	4.3		2,978	2,938
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,965	1,951
Aderant North America, Inc.	Diversified/Conglomerate Service	Senior loan	12/2018	5.3		4,195	4,195
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		6,946	6,807
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		475	460
Advanced Pain Management Holdings, Inc.(4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A	(5)	—	(23)
Affordable Care Inc.	Personal, Food and Miscellaneous Services	Senior loan	12/2018	5.5		3,976	3,976
Aimbridge Hospitality, LLC	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		5,204	5,204
ARG IH Corporation	Beverage, Food and Tobacco	Senior loan	11/2020	4.8		4,370	4,385
Arise Virtual Solutions, Inc.(3)(4)	Telecommunications	Senior loan	12/2018	N/A	(5)	—	(23)
Arise Virtual Solutions, Inc.(3)	Telecommunications	Senior loan	12/2018	6.8		11,729	11,494
Atkins Nutritionals, Inc(3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		5,872	5,879
Atrium Innovations	Personal and Non Durable Consumer Products	Senior loan	02/2021	4.3		3,520	3,336
BJ’s Wholesale Club, Inc.	Retail Stores	Senior loan	09/2019	4.5		2,957	2,934
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,895	1,729
Brickman Group Ltd. LLC	Farming and Agriculture	Senior loan	12/2020	4.0		1,980	1,954
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.4		5,630	5,630
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.4		696	696
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	5.8		4,417	4,401
Connect Merger Sub, Inc.	Telecommunications	Senior loan	04/2020	4.8		3,935	3,820
CPI Buyer, LLC (Cole-Parmer)(3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,955	5,925
Curo Health Services LLC(3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		5,970	5,990
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0		10,251	10,046
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0		1,000	946
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior loan	04/2021	4.5		2,469	2,470
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5		4,614	4,384
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	6.8		96	43
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2017	5.0		2,245	2,245
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	01/2020	6.8		5,612	5,591
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,960	3,769
GSDM Holdings Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2019	5.3		1,782	1,782
Hygenic Corporation, The(3)	Personal and Non Durable Consumer Products	Senior loan	10/2020	6.0		4,515	4,515
Integrated Supply Network, LLC(3)	Automobile	Senior loan	02/2020	6.3		12,000	12,000
Integrated Supply Network, LLC(3)	Automobile	Senior loan	02/2020	6.9		734	734
Joerns Healthcare, LLC	Healthcare, Education and Childcare	Senior loan	05/2020	6.2		9,696	9,647
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		6,906	6,906
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		254	254
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3		3,865	3,749
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3		183	177
K&N Engineering, Inc.(3)(4)	Automobile	Senior loan	07/2019	N/A	(5)	—	(6)
Mister Car Wash Holdings, Inc.	Automobile	Senior loan	08/2021	5.0		2,970	2,971
National Veterinary Associates, Inc.	Personal, Food and Miscellaneous Services	Senior loan	08/2021	4.8		990	991

SLF Loan Portfolio as of September 30, 2015 – (continued)

Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal/ Par Amount	Fair Value(2)
					(In thousands)
Netsmart Technologies, Inc.(3)	Diversified/Conglomerate Service	Senior loan	02/2019	6.3	$10,448	$10,448
Netsmart Technologies, Inc.(3)	Diversified/Conglomerate Service	Senior loan	02/2019	7.5	231	231
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3	3,912	3,912
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	7.0	147	147
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3	47	47
Octane Fitness, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	10/2018	6.5	7,718	7,718
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.8	2,037	2,037
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.9	292	292
Pasternack Enterprises, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	12/2017	6.3	1,044	1,044
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0	1,975	1,580
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5	5,955	5,955
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5	646	646
PowerPlan Holdings, Inc.(3)	Utilities	Senior loan	02/2022	6.3	12,000	12,000
Premise Health Holding Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5	11,921	11,921
Premise Health Holding Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5	283	283
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0	6,272	6,209
Reliant Pro ReHab, LLC(3)	Healthcare, Education and Childcare	Senior loan	06/2017	6.0	4,225	4,225
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	5.0	3,758	3,758
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3	71	71
Rubio’s Restaurants, Inc(3)	Retail Stores	Senior loan	11/2018	6.0	5,095	5,095
Rug Doctor LLC(3)	Personal and Non Durable Consumer Products	Senior loan	12/2016	6.3	9,769	9,769
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	6.0	3,935	3,891
SEI, Inc.	Electronics	Senior loan	07/2021	5.8	8,799	8,711
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0	7,930	7,930
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	960	960
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	5,960	5,960
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	500	500
Syncsort Incorporated(3)	Electronics	Senior loan	03/2019	5.8	8,860	8,860
Systems Maintenance Services Holding, Inc.(3)	Electronics	Senior loan	10/2019	5.0	2,415	2,415
Take 5 Oil Change, L.L.C.	Automobile	Senior loan	07/2018	6.3	6,647	6,647
Take 5 Oil Change, L.L.C.	Automobile	Senior loan	07/2018	6.3	187	187
Tate’s Bake Shop, Inc.	Beverage, Food and Tobacco	Senior loan	08/2019	5.8	2,978	2,978
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	4,651	4,651
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	5.5	4,545	4,545
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,954	2,516
WII Components, Inc.(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	07/2018	5.3	3,008	3,008
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	4,018	4,018
					$320,583	$317,623

(1)	Represents the weighted average annual current interest rate as of September 30, 2015. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with Accounting Standards Codification, or ASC, Topic 820 — Fair Value Measurements and Disclosures, or ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.
(4)	The negative fair value is the result of the unfunded commitment being valued below par.
(5)	The entire commitment was unfunded at September 30, 2015. As such, no interest is being earned on this investment.

SLF Loan Portfolio as of September 30, 2014

Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
						(In thousands)
5.11, Inc.(3)	Textiles and Leather	Senior Loan	02/2020	6.0%		$3,290	$3,294
ACTIVE Network, Inc.	Electronics	Senior Loan	11/2020	5.5		1,985	1,975
ARG IH Corporation(3)	Beverage, Food and Tobacco	Senior Loan	11/2020	4.8		2,151	2,152
Atrium Innovations	Personal and Non Durable Consumer Products	Senior Loan	02/2021	4.3		3,556	3,498
BJ’s Wholesale Club, Inc.	Retail Stores	Senior Loan	09/2019	4.5		2,985	2,944
Blue Coat Systems, Inc.	Electronics	Senior Loan	05/2019	4.0		1,990	1,958
BMC Software, Inc.	Electronics	Senior Loan	09/2020	5.0		1,915	1,886
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.0		8,229	8,215
Connect Merger Sub, Inc.	Telecommunications	Senior Loan	04/2020	4.8		3,975	3,943
Dell, Inc.	Electronics	Senior Loan	04/2020	4.5		1,985	1,974
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior Loan	04/2021	4.5		2,494	2,491
Diversified Foodservice Supply, Inc.(3)	Beverage, Food and Tobacco	Senior Loan	12/2018	5.8		4,194	4,194
El Pollo Loco Inc.(3)	Personal, Food and Miscellaneous Services	Senior Loan	10/2018	5.3		4,740	4,758
Federal-Mogul Corporation	Automobile	Senior Loan	04/2021	4.8		4,000	3,972
GSDM Holdings Corp.(3)	Healthcare, Education and Childcare	Senior Loan	06/2019	5.3		1,800	1,800
Nuveen Investments, Inc.	Finance	Senior Loan	05/2017	4.2		3,000	2,997
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8		2,058	2,058
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8		468	468
Paradigm Management Services, LLC(3)	Healthcare, Education and Childcare	Senior Loan	01/2019	5.5		6,247	6,247
Payless ShoeSource, Inc.	Retail Stores	Senior Loan	03/2021	5.0		1,995	1,925
Plano Molding Company, LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	10/2018	5.3		1,827	1,827
Print Payroll Services, LLC	Diversified Conglomerate Service	Senior Loan	06/2019	5.6		2,950	2,950
Rug Doctor LLC(3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3		4,939	4,939
Rug Doctor LLC(3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3		428	428
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior Loan	10/2020	4.3		3,975	3,905
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	5.0		6,324	6,324
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior Loan	05/2018	5.5		970	970
Syncsort Incorporated(3)	Electronics	Senior Loan	03/2019	5.8		4,966	4,966
Systems Maintenance Services Holding, Inc.(3)	Electronics	Senior Loan	10/2019	5.0		2,439	2,439
Take 5 Oil Change, L.L.C.(3)	Automobile	Senior Loan	07/2018	6.3		1,429	1,429
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		3,461	3,461
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	6.8		386	386
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		165	165
W3 Co.	Oil and Gas	Senior Loan	03/2020	5.8		2,985	2,981
WII Components, Inc.(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	07/2018	5.5		3,394	3,378
WII Components, Inc.(3)(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	07/2018	N/A	(5)	—	(1)
						$103,695	$103,296

(1)	Represents the weighted average annual current interest rate as of September 30, 2014. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.
(3)	We also hold a portion of the senior loan in this portfolio company.
(4)	The negative fair value is the result of the unfunded commitment being valued below par.
(5)	The entire commitment was unfunded at September 30, 2014. As such, no interest is being earned on this investment.

We have committed to fund $140.0 million of subordinated notes and $35.0 million of LLC equity interest subscriptions to SLF. The amortized cost and fair value of the subordinated notes in SLF held by us was $76.6 million and $76.6 million, respectively, as of September 30, 2015, and $25.6 million and $25.6 million, respectively, as of September 30, 2014. As of September 30, 2015, the subordinated notes pay a weighted average interest rate of three-month LIBOR plus 8.0%. For the years ended September 30, 2015 and 2014, we earned interest income of $3.7 million and $1.9 million, respectively, on the subordinated notes. As of September 30, 2015 and 2014, $23.2 million and $9.3 million of our LLC equity interest subscriptions had been called and contributed. For the years ended September 30, 2015 and 2014, we received $1.4 million and $0.5 million in dividend income from the LLC equity interests.

For the years ended September 30, 2015 and 2014, we earned a total return on our weighted average capital invested in SLF of 7.1% and 7.4%, respectively. The total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF subordinated notes and LLC equity interests by the combined daily average of our investments in (1) the principal of the SLF subordinated notes and (2) the net asset value of the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of and for the years ended September 30, 2015 and 2014:

	As of September 30,
	2015	2014
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments, at fair value	$317,623	$103,296
Cash and other assets	8,236	3,932
Total assets	$325,859	$107,228
Senior credit facility	$212,300	$66,600
Other liabilities	489	822
Total liabilities	212,789	67,422
Subordinated notes and members’ equity	113,070	39,806
Total liabilities and net assets	$325,859	$107,228

	Years ended September 30,
	2015	2014
	(In thousands)
Selected Statement of Operations Information:
Interest income	$10,906	$3,834
Fee income	4	4
Total investment income	10,910	3,838
Interest expense	7,701	3,207
Administrative service fee	249	139
Other expenses	103	92
Total expenses	8,053	3,438
Net investment income	2,857	400
Net realized gains (losses) on investments	9	—
Net change in unrealized appreciation (depreciation) on investments, subordinated notes and secured borrowings	(2,206)	(98)
Net increase (decrease) in net assets	$660	$302

SLF has elected to fair value the subordinated notes issued to us and RGA under ASC Topic 825 —  Financial Instruments, or ASC Topic 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For the year ended September 30, 2015 SLF did not recognize any unrealized depreciation or unrealized appreciation on the subordinated notes. For the year ended September 30, 2014 SLF recognized $0.1 million in unrealized appreciation on the subordinated notes. The following table presents the difference between fair value and the aggregate contractual principal amounts of subordinated notes for which the fair value option has been elected as of September 30, 2015 and 2014:

	As of September 30, 2015			As of September 30, 2014
	(In thousands)			(In thousands)
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Subordinated notes	$87,500	$87,500	$87,500	$29,245	$29,245	$29,245

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of September 30, 2015 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2010 Debt Securitization	$215.0	$—	$—	$—	$215.0
2014 Debt Securitization	246.0	—	—	—	246.0
SBA debentures	225.0	—	—	—	225.0
Credit Facility	127.3	—	—	127.3	—
Revolver	—	—	—	—	—
Unfunded commitments(1)	121.5	121.5	—	—	—
Total contractual obligations(2)	$934.8	$121.5	$—	$127.3	$686.0

(1)	Unfunded commitments represent all amounts unfunded as of September 30, 2015. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of September 30, 2015, subject to the terms of each loan’s respective credit agreement.
(2)	Total contractual obligations exclude $0.4 million of secured borrowings.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2015 and 2014, we had outstanding commitments to fund investments totaling $121.5 million and $124.5 million, respectively.

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

Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse the Administrator for the allocable portion (subject to the review and approval of our board of directors) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. The Administrator also provides on our behalf managerial assistance to those portfolio companies to which we are required to offer to provide such assistance.

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

Distributions

We intend to make quarterly distributions to our stockholders as determined by our board of directors. For additional details on distributions, see “Critical Accounting Policies — Income Taxes”.

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we distribute as dividends to our stockholders, we are required under the Code to distribute dividends of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders on an annual basis. Additionally, we must meet the annual distribution requirements of the U.S. federal excise tax rules. We intend to make quarterly distributions to our stockholders as determined by our board of directors.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse U.S. federal income tax consequences, including the possible loss of our ability to be subject to tax as a RIC. We cannot assure stockholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for any tax year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.
•	Golub Capital LLC provides, and other affiliates of Golub Capital have historically provided, us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.

•	We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”
•	Under the Staffing Agreement Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and provide access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis.
•	GC Advisors serves as collateral manager to the 2010 Issuer and the 2014 Issuer under collateral management agreements and receives a fee for providing these services that is offset against the base management fee payable by us under the Investment Advisory Agreement.
•	In our common stock offerings that closed on October 19, 2012, January 18, 2013 and September 17, 2013, Golub Capital Employee Grant Program Rabbi Trust, a trust organized for the purpose of awarding equity incentive compensation to employees of Golub Capital, purchased an aggregate of $3.0 million of shares, $1.0 million of shares and $1.7 million of shares, respectively, at each respective public offering price per share. In addition, in the offerings that closed on October 19, 2012, September 17, 2013 and April 15, 2015 Mr. William M. Webster IV and certain of his family members purchased 10,000 shares, 40,000 shares and 5,000 shares, respectively, at each respective public offering price per share.
•	GC Advisors irrevocably waived $0.3 million of the incentive fee payable by us to GC Advisors for the year ended September 30, 2013.

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

Valuation methods may include comparisons of the portfolio companies to peer companies that are public, determination of the enterprise value of a portfolio company, discounted cash flow analysis and a market interest rate approach. The factors that are taken into account in fair value pricing investments include: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from values that may ultimately be received or settled.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2015, 2014 and 2013. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2015 and 2014, with the exception of money market funds included in cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV per share, were valued using Level 3 inputs of the fair value hierarchy.

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

Valuation of Secured Borrowings

We have elected the fair value option under ASC Topic 825 relating to accounting for debt obligations at their fair value for our secured borrowings, which arose due to partial loan sales that did not meet the criteria for sale treatment under ASC Topic 860. All secured borrowings as of September 30, 2015 and 2014 were valued using Level 3 inputs under the fair value hierarchy, and our approach to determining fair value of Level 3 secured borrowings is consistent with our approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

Valuation of Other Financial Assets and Liabilities

Fair value of our debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans and record these fees as fee income when received. Loan origination fees, original issues discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from LLC and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in our consolidated statement of operations.

Non-accrual:  Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $6.5 million and $5,000 as of September 30, 2015 and 2014, respectively.

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

Income taxes:

We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to our stockholders at least 90% of investment company taxable income, as defined by the Code, and determined without regard to any deduction for dividends paid for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2015 and 2014, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.08% and 1.15%, respectively. In addition, the Class A and B 2010 Notes issued as a part of the 2010 Debt Securitization; the Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization, the Credit Facility and the Revolver have floating interest rate provisions based on LIBOR. As of September 30, 2015 and 2014, the weighted average LIBOR floor on the secured borrowings, which reset quarterly, was 1.00% and 1.00%, respectively. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the consolidated statement of financial condition as of September 30, 2015 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(in thousands)
Down 25 basis points	$(191)	$(1,471)	$1,280
Up 50 basis points	383	2,941	(2,558)
Up 100 basis points	4,479	5,884	(1,405)
Up 150 basis points	11,576	8,827	2,749
Up 200 basis points	18,726	11,770	6,956

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2015, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under the Debt Securitizations, the Credit Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Management assessed the effectiveness of Golub Capital BDC’s internal control over financial reporting as of September 30, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2015, our internal control over financial reporting is effective based on those criteria.

Golub Capital BDC’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2015. This report appears on page 90.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Golub Capital BDC, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Golub Capital BDC, Inc. and Subsidiaries (collectively, the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of September 30, 2015 and 2014, by correspondence with the custodian, loan agent or borrower. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golub Capital BDC, Inc. and Subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Golub Capital BDC, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 17, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

Chicago, Illinois
November 17, 2015

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

To the Board of Directors and Stockholders
Golub Capital BDC, Inc. and Subsidiaries

We have audited Golub Capital BDC, Inc. and Subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Golub Capital BDC, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, of Golub Capital BDC, Inc. and Subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for each of three years in the period ended September 30, 2015, and our report dated November 17, 2015 expressed an unqualified opinion.

/s/ RSM US LLP

Chicago, Illinois
November 17, 2015

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2015	September 30, 2014
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,425,325	$1,309,701
Non-controlled affiliate company investments	5,523	3,080
Controlled affiliate company investments	98,936	34,831
Total investments at fair value (cost of $1,517,314 and $1,337,580, respectively)	1,529,784	1,347,612
Cash and cash equivalents	5,468	5,135
Restricted cash and cash equivalents	92,016	74,808
Interest receivable	5,700	5,791
Deferred financing costs	7,624	9,515
Other assets	458	527
Total Assets	$1,641,050	$1,443,388
Liabilities
Debt	$813,250	$697,150
Secured borrowings, at fair value (proceeds of $351 and $384, respectively)	355	389
Interest payable	2,722	3,196
Management and incentive fees payable	11,754	8,451
Accounts payable and accrued expenses	2,042	1,397
Accrued trustee fees	57	66
Total Liabilities	830,180	710,649
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2015 and September 30, 2014	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 51,300,193 and 47,119,498 shares issued and outstanding as of September 30, 2015 and September 30, 2014, respectively	51	47
Paid in capital in excess of par	790,713	720,479
Undistributed net investment income	4,230	3,627
Net unrealized appreciation (depreciation) on investments and secured borrowings	15,134	12,694
Net realized gain (loss) on investments	742	(4,108)
Total Net Assets	810,870	732,739
Total Liabilities and Total Net Assets	$1,641,050	$1,443,388
Number of common shares outstanding	51,300,193	47,119,498
Net asset value per common share	$15.80	$15.55

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years ended September 30,
	2015	2014	2013
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$112,406	$102,158	$78,183
Dividend income	212	1,248	2,197
Fee income	2,265	3,259	2,743
Total investment income from non-controlled/non-affiliate company investments	114,883	106,665	83,123
From non-controlled affiliate company investments:
Interest income	—	225	613
Fee income	—	171	15
Total investment income from non-controlled affiliate company investments	—	396	628
From controlled affiliate company investments:
Interest income	3,735	1,947	23
Dividend income	1,350	518	—
Total investment income from controlled affiliate company investments	5,085	2,465	23
Total investment income	119,968	109,526	83,774
Expenses
Interest and other debt financing expenses	24,510	20,227	12,427
Base management fee	20,330	17,053	11,749
Incentive fee	10,226	10,128	9,844
Professional fees	2,942	2,451	2,200
Administrative service fee	2,372	2,527	2,625
General and administrative expenses	591	605	534
Total expenses	60,971	52,991	39,379
Net investment income	58,997	56,535	44,395
Net gain (loss) on investments and secured borrowings
Net realized gains (losses):
Non-controlled/non-affiliate company investments	9,354	5,384	(1,363)
Net realized gains (losses)	9,354	5,384	(1,363)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	768	3,052	3,536
Non-controlled affiliate company investments	2,443	475	(25)
Controlled affiliate company investments	(773)	(179)	103
Net change in unrealized appreciation (depreciation) on investments	2,438	3,348	3,614
Net change in unrealized appreciation (depreciation) on secured borrowings	2	121	(126)
Net gain (loss) on investments and secured borrowings	11,794	8,853	2,125
Net increase in net assets resulting from operations	$70,791	$65,388	$46,520
Per Common Share Data
Basic and diluted earnings per common share	$1.44	$1.44	$1.35
Dividends and distributions declared per common share	$1.28	$1.28	$1.28
Basic and diluted weighted average common shares outstanding	49,017,777	45,277,111	34,466,923

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Undistributed Net Investment Income	Net Unrealized Appreciation (Depreciation) on Investments and secured borrowings	Net Realized Gain (Loss) on Investments	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2012	25,688,101	$26	$375,563	$347	$5,737	$(6,544)	$375,129
Issuance of common stock, net of offering and underwriting costs(1)	17,466,382	17	279,892	—	—	—	279,909
Net increase in net assets resulting from operations	—	—	—	44,395	3,488	(1,363)	46,520
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	128,449	—	2,072	—	—	—	2,072
Dividends and distributions	—	—	—	(45,394)	—	—	(45,394)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(4,858)	3,377	—	1,481	—
Balance at September 30, 2013	43,282,932	43	652,669	2,725	9,225	(6,426)	658,236
Issuance of common stock, net of offering and underwriting costs(2)	3,666,855	4	64,102	—	—	—	64,106
Net increase in net assets resulting from operations	—	—	—	56,535	3,469	5,384	65,388
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	169,711	—	2,832	—	—	—	2,832
Dividends and distributions	—	—	—	(57,823)	—	—	(57,823)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	876	2,190	—	(3,066)	—
Balance at September 30, 2014	47,119,498	47	720,479	3,627	12,694	(4,108)	732,739
Issuance of common stock, net of offering and underwriting costs(3)	4,002,292	4	67,366	—	—	—	67,370
Net increase in net assets resulting from operations	—	—	—	58,997	2,440	9,354	70,791
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	178,403	—	2,939	—	—	—	2,939
Dividends and distributions	—	—	—	(58,152)	—	(4,817)	(62,969)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(71)	(242)	—	313	—
Balance at September 30, 2015	51,300,193	$51	$790,713	$4,230	$15,134	$742	$810,870

(1)	On October 16, 2012, Golub Capital BDC, Inc. priced a public offering of 2,600,000 shares of its common stock at a public offering price of $15.58 per share. On November 14, 2012, Golub Capital BDC, Inc. sold an additional 294,120 shares of its common stock at a public offering price of $15.58 per share pursuant to the underwriters’ partial exercise of the over-allotment option. On January 15, 2013, Golub Capital BDC, Inc. priced a public offering of 4,500,000 shares of its common stock at a public offering price of $15.87 per share. On February 20, 2013, Golub Capital BDC, Inc. sold an additional 622,262 shares of its common stock at a public offering price of $15.87 per share pursuant to the underwriters’ partial exercise of the over-allotment option. On May 7, 2013, Golub Capital BDC, Inc. priced a public offering of 6,000,000 shares of its common stock at a public offering price of $17.47 per share. On September 12, 2013, Golub Capital BDC, Inc. priced a public offering of 3,000,000 shares of its common stock at public offering price of $16.95 per share. On September 27, 2013, Golub Capital BDC, Inc. sold an additional 450,000 shares of its common stock at a public offering price of $16.95 per share pursuant to the underwriters’ full exercise of the over-allotment option.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets – (continued)
(In thousands, except share data)

(2)	On March 18, 2014, Golub Capital BDC, Inc. priced a public offering of 3,500,000 shares of its common stock at a public offering price of $18.05 per share. On April 23, 2014, Golub Capital BDC, Inc. sold an additional 166,855 shares of its common stock at a public offering price of $18.05 per share pursuant to the underwriters’ partial exercise of the option granted in connection with the public offering in March 2014.
(3)	On April 10, 2015, Golub Capital BDC, Inc. priced a public offering of 3,500,000 shares of its common stock at a public offering price of $17.42 per share. On May 7, 2015, Golub Capital BDC, Inc. sold an additional 502,292 shares of its common stock at a public offering price of $17.42 per share pursuant to the underwriters’ partial exercise of the option granted in connection with the public offering in April 2015.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended September 30,
	2015	2014	2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$70,791	$65,388	$46,520
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred financing costs	4,506	3,030	1,825
Accretion of discounts and amortization of premiums	(9,000)	(8,894)	(7,591)
Net realized (gain) loss on investments	(9,354)	(5,384)	1,363
Net change in unrealized (appreciation) depreciation on investments	(2,438)	(3,348)	(3,614)
Net change in unrealized appreciation (depreciation) on secured borrowings	(2)	(121)	126
Proceeds from (fundings of) revolving loans, net	(1,365)	288	(7,883)
Fundings of investments	(858,147)	(878,635)	(669,252)
Proceeds from principal payments and sales of portfolio investments	699,075	573,201	336,154
PIK interest	(941)	69	(908)
Changes in operating assets and liabilities:
Interest receivable	91	(1,475)	(410)
Other assets	69	(291)	219
Interest payable	(474)	1,919	(114)
Management and incentive fees payable	3,303	2,872	1,376
Payable for investments purchased	—	(3,677)	3,677
Accounts payable and accrued expenses	645	(581)	905
Accrued trustee fees	(9)	66	—
Net cash (used in) provided by operating activities	(103,250)	(255,573)	(297,607)
Cash flows from investing activities
Net change in restricted cash and cash equivalents	(17,208)	(36,400)	(1,372)
Net cash (used in) provided by investing activities	(17,208)	(36,400)	(1,372)
Cash flows from financing activities
Borrowings on debt	503,200	825,950	376,350
Repayments of debt	(387,100)	(540,900)	(316,550)
Capitalized debt financing costs	(2,615)	(4,803)	(3,669)
Proceeds from secured borrowings	—	29,518	12,481
Repayments on secured borrowings	(34)	(38,081)	(3,802)
Proceeds from shares sold, net of underwriting costs	67,602	64,170	280,856
Offering costs paid	(232)	(64)	(947)
Dividends and distributions paid	(60,030)	(54,991)	(43,322)
Net cash provided by (used in) financing activities	120,791	280,799	301,397
Net change in cash and cash equivalents	333	(11,174)	2,418
Cash and cash equivalents, beginning of period	5,135	16,309	13,891
Cash and cash equivalents, end of period	$5,468	$5,135	$16,309
Supplemental information:
Cash paid during the period for interest	$20,463	$14,081	$10,634
Dividends and distributions declared during the period	(62,969)	(57,823)	(45,394)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments
September 30, 2015
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets	Fair Value
Investments
United States
Debt investments
Aerospace and Defense
ILC Dover, LP	One stop	P + 6.00%	9.25%	03/2019	$781	$769	0.1%	$697
ILC Dover, LP*ˆ	One stop	L + 7.00%	8.00%	03/2020	18,124	17,941	2.1	16,855
ILC Industries, Inc.(3)	One stop	L + 6.00%	N/A (5)	07/2020	—	(22)	—	(94)
ILC Industries, Inc.*ˆ	One stop	L + 6.00%	7.00%	07/2020	22,670	22,527	2.7	22,386
NTS Technical Systems(3)	One stop	L + 6.00%	N/A (5)	06/2021	—	(47)	—	—
NTS Technical Systems(3)	One stop	L + 6.00%	N/A (5)	06/2021	—	(100)	—	—
NTS Technical Systems*ˆ	One stop	L + 6.00%	7.00%	06/2021	26,441	26,001	3.3	26,441
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	349	345	—	349
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	8.00%	12/2017	3,899	3,845	0.1	1,170
Whitcraft LLC	One stop	P + 5.25%	8.50%	05/2020	3	2	—	2
Whitcraft LLCˆ	One stop	L + 6.50%	7.50%	05/2020	13,640	13,513	1.7	13,505
					85,907	84,774	10.0	81,311
Automobile
American Driveline Systems, Inc.	Senior loan	P + 4.50%	7.75%	03/2020	57	50	—	57
American Driveline Systems, Inc.*	Senior loan	L + 5.50%	6.50%	03/2020	1,817	1,763	0.2	1,817
CH Hold Corp. (Caliber Collision)	Senior loan	L + 4.75%	5.75%	11/2019	333	330	0.1	333
CH Hold Corp. (Caliber Collision)	Senior loan	L + 4.75%	5.75%	11/2019	1,862	1,846	0.2	1,862
Dent Wizard International Corporation*	Senior loan	L + 4.75%	5.75%	04/2020	2,585	2,572	0.3	2,566
Integrated Supply Network, LLC	Senior loan	P + 4.00%	6.87%	02/2020	347	338	0.1	347
Integrated Supply Network, LLC*	Senior loan	L + 5.25%	6.25%	02/2020	5,662	5,590	0.7	5,662
K&N Engineering, Inc.ˆ	Senior loan	L + 4.25%	5.25%	07/2019	136	122	—	132
K&N Engineering, Inc.(3)	Senior loan	L + 4.25%	N/A (5)	07/2019	—	(4)	—	(5)
K&N Engineering, Inc.ˆ	Senior loan	L + 4.25%	5.25%	07/2019	2,883	2,844	0.3	2,797
					15,682	15,451	1.9	15,568
Banking
HedgeServ Holding L.P.(3)	One stop	L + 6.00%	N/A (5)	02/2019	—	(6)	—	—
HedgeServ Holding L.P.ˆ	One stop	L + 8.00%	7.00% cash/ 2.00% PIK	02/2019	17,177	17,065	2.2	17,177
					17,177	17,059	2.2	17,177
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.(3)	One stop	L + 5.75%	N/A (5)	04/2021	—	(1)	—	—
Abita Brewing Co., L.L.C.	One stop	L + 5.75%	6.75%	04/2021	8,074	7,924	1.0	8,074
ABP Corporation	Senior loan	P + 3.50%	7.25%	09/2018	167	162	—	167
ABP Corporation*	Senior loan	L + 4.75%	6.00%	09/2018	4,746	4,697	0.6	4,746
American Seafoods Group LLC	Senior loan	L + 5.00%	6.00%	08/2021	5,001	4,952	0.6	4,976
Atkins Nutritionals, Inc*ˆ	One stop	L + 5.00%	6.25%	01/2019	17,490	17,314	2.2	17,512
Atkins Nutritionals, Inc*ˆ	One stop	L + 8.50%	9.75%	04/2019	21,636	21,396	2.7	21,733
C. J. Foods, Inc.(3)	One stop	L + 5.50%	N/A (5)	05/2019	—	(9)	—	—
C. J. Foods, Inc.(3)	One stop	L + 5.50%	N/A (5)	05/2019	—	(7)	—	—
C. J. Foods, Inc.	One stop	L + 5.50%	6.50%	05/2019	3,192	3,157	0.4	3,192
Candy Intermediate Holdings, Inc. (Ferrara Candy)ˆ	Senior loan	L + 6.25%	7.50%	06/2018	4,838	4,761	0.6	4,801
Firebirds International, LLC	One stop	L + 5.75%	7.00%	05/2018	304	300	—	304
Firebirds International, LLC(3)	One stop	L + 5.75%	N/A (5)	05/2018	—	(3)	—	—
Firebirds International, LLC(3)	One stop	L + 5.75%	N/A (5)	05/2018	—	(1)	—	—
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	1,085	1,074	0.1	1,085

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2015
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets	Fair Value
Beverage, Food and Tobacco – (continued)
First Watch Restaurants, Inc.(3)	One stop	L + 6.00%	N/A (5)	12/2020	$—	$(12)	—%	$—
First Watch Restaurants, Inc.(3)	One stop	L + 6.00%	N/A (5)	12/2020	—	(12)	—	—
First Watch Restaurants, Inc.(3)	One stop	L + 6.00%	N/A (5)	12/2020	—	(10)	—	—
First Watch Restaurants, Inc.(3)	One stop	L + 6.00%	N/A (5)	12/2020	—	(9)	—	—
First Watch Restaurants, Inc.*ˆ	One stop	L + 6.00%	7.00%	12/2020	25,860	25,598	3.2	25,860
Hopdoddy Holdings, LLC(3)	One stop	L + 8.00%	N/A (5)	08/2020	—	(3)	—	(3)
Hopdoddy Holdings, LLC	One stop	L + 8.00%	N/A (5)	08/2020	—	—	—	—
Hopdoddy Holdings, LLC	One stop	L + 8.00%	9.00%	08/2020	666	653	0.1	660
IT'SUGAR LLC	Senior loan	L + 8.50%	10.00%	04/2018	7,489	7,393	0.9	7,489
IT'SUGAR LLC	Subordinated debt	N/A	5.00%	10/2017	1,707	1,707	0.2	1,715
Northern Brewer, LLC	One stop	P + 7.25%	8.50% cash/ 2.00% PIK	02/2018	697	688	0.1	558
Northern Brewer, LLC	One stop	P + 7.25%	8.50% cash/ 2.00% PIK	02/2018	6,394	6,305	0.6	5,116
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	132	122	—	122
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	10	10	—	10
Surfside Coffee Company LLCˆ	One stop	L + 5.25%	6.25%	06/2020	4,515	4,472	0.6	4,470
Uinta Brewing Company	One stop	L + 6.00%	7.00%	08/2019	385	379	—	362
Uinta Brewing Companyˆ	One stop	L + 6.00%	7.00%	08/2019	3,203	3,178	0.4	3,107
United Craft Brews LLC	One stop	L + 6.25%	7.25%	03/2020	542	527	0.1	542
United Craft Brews LLC	One stop	L + 6.25%	7.25%	03/2020	68	53	—	68
United Craft Brews LLC	One stop	L + 6.25%	7.25%	03/2020	12,158	11,916	1.5	12,158
					130,359	128,671	15.9	128,824
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.ˆ	Senior loan	L + 4.75%	5.75%	05/2021	1,492	1,485	0.2	1,496
Building and Real Estate
Accruent, LLC*	One stop	L + 6.25%	7.27%	11/2019	4,721	4,682	0.6	4,721
Brooks Equipment Company, LLC(3)	One stop	L + 5.75%	N/A (5)	08/2020	—	(16)	—	—
Brooks Equipment Company, LLC*ˆ	One stop	L + 5.75%	6.75%	08/2020	24,967	24,661	3.1	24,967
ITEL Laboratories, Inc.(3)	Senior loan	L + 4.75%	N/A (5)	06/2018	—	(1)	—	—
ITEL Laboratories, Inc.*	Senior loan	L + 4.75%	6.00%	06/2018	697	692	0.1	697
					30,385	30,018	3.8	30,385
Chemicals, Plastics and Rubber
Flexan, LLC(3)	One stop	L + 5.25%	N/A (5)	02/2020	—	(6)	—	—
Flexan, LLC	One stop	L + 5.25%	6.25%	02/2020	6,152	6,099	0.8	6,152
Flexan, LLC	One stop	L + 5.25%	N/A (5)	02/2020	—	—	—	—
					6,152	6,093	0.8	6,152
Containers, Packaging and Glass
Fort Dearborn Company*ˆ	Senior loan	L + 4.25%	5.25%	10/2017	567	565	0.1	567
Fort Dearborn Company*ˆ	Senior loan	L + 4.75%	5.77%	10/2018	2,612	2,599	0.3	2,612
Packaging Coordinators, Inc.*ˆ	Senior loan	L + 4.25%	5.25%	08/2021	14,850	14,724	1.8	14,786
Packaging Coordinators, Inc.	Second lien	L + 8.00%	9.00%	08/2022	10,000	9,913	1.2	9,850
					28,029	27,801	3.4	27,815
Diversified Conglomerate Manufacturing
Chase Industries, Inc.	One stop	L + 5.75%	6.83%	09/2020	3,393	3,353	0.4	3,393
Chase Industries, Inc.	One stop	P + 4.50%	7.75%	09/2020	234	216	—	234
Chase Industries, Inc.*ˆ	One stop	L + 5.75%	6.75%	09/2020	20,880	20,706	2.6	20,880
Harvey Tool Company, LLC	Senior loan	L + 5.00%	N/A (5)	03/2019	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2015
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Manufacturing – (continued)
Harvey Tool Company, LLC*	Senior loan	L + 5.00%	6.00%	03/2020	$3,131	$3,100	0.4%	$3,100
ICC-Nexergy, Inc(3)	One stop	L + 5.50%	N/A (5)	04/2020	—	(3)	—	—
ICC-Nexergy, Incˆ	One stop	L + 5.50%	6.50%	04/2020	8,590	8,535	1.1	8,590
Onicon Incorporated(3)	One stop	L + 6.00%	N/A (5)	04/2020	—	(6)	—	—
Onicon Incorporated*	One stop	L + 6.00%	7.00%	04/2020	9,286	9,212	1.2	9,286
Plex Systems, Inc.(3)	One stop	L + 7.50%	N/A (5)	06/2018	—	(26)	—	—
Plex Systems, Inc.*ˆ	One stop	L + 7.50%	8.75%	06/2018	18,797	18,431	2.3	18,797
Sunless Merger Sub, Inc.	Senior loan	P + 4.00%	7.25%	07/2016	59	58	—	32
Sunless Merger Sub, Inc.*	Senior loan	L + 5.25%	6.50%	07/2016	1,651	1,647	0.1	1,156
					66,021	65,223	8.1	65,468
Diversified Conglomerate Service
Accellos, Inc.(3)	One stop	L + 5.75%	N/A (5)	07/2020	—	(17)	—	—
Accellos, Inc.*ˆ	One stop	L + 5.75%	6.75%	07/2020	32,121	31,804	3.9	32,121
Actiance, Inc.	One stop	L + 9.00%	N/A (5)	04/2018	—	—	—	—
Actiance, Inc.*ˆ	One stop	L + 9.00%	10.00%	04/2018	2,502	2,410	0.3	2,502
Aderant North America, Inc.ˆ	Senior loan	L + 4.25%	5.25%	12/2018	446	442	0.1	446
Agility Recovery Solutions Inc.(3)	One stop	L + 6.50%	N/A (5)	03/2020	—	(6)	—	—
Agility Recovery Solutions Inc.*ˆ	One stop	L + 6.50%	7.50%	03/2020	10,352	10,260	1.3	10,352
Bomgar Corporation(3)	One stop	L + 6.00%	N/A (5)	09/2020	—	(20)	—	(15)
Bomgar Corporation*	One stop	L + 6.00%	7.00%	09/2020	29,638	29,158	3.6	29,416
Daxko, LLC(3)	One stop	L + 5.00%	N/A (5)	03/2019	—	(18)	—	—
Daxko, LLC*	One stop	L + 5.00%	6.00%	03/2019	15,528	15,327	1.9	15,528
DTI Holdco, Inc.	Senior loan	L + 5.00%	6.00%	08/2020	8,527	8,447	1.0	8,271
HealthcareSource HR, Inc.(3)	One stop	L + 6.75%	N/A (5)	05/2020	—	(2)	—	—
HealthcareSource HR, Inc.	One stop	L + 6.75%	7.75%	05/2020	17,903	17,508	2.2	17,903
Host Analytics, Inc.(3)	One stop	N/A	N/A (5)	02/2020	—	(6)	—	—
Host Analytics, Inc.	One stop	N/A	8.50% cash/ 2.25% PIK	02/2020	2,960	2,914	0.4	2,960
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2018	899	890	0.1	899
Integration Appliance, Inc.*	One stop	L + 8.25%	9.50%	09/2020	719	709	0.1	719
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	06/2019	7,914	7,766	1.0	7,914
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2018	5,396	5,315	0.7	5,396
Mediaocean LLC(3)	Senior loan	L + 4.50%	N/A (5)	08/2020	—	(1)	—	—
Mediaocean LLC	Senior loan	L + 4.75%	5.75%	08/2022	3,000	2,934	0.4	2,970
NetSmart Technologies, Inc.	One stop	P + 4.25%	7.50%	02/2019	340	323	—	340
NetSmart Technologies, Inc.*ˆ	One stop	L + 5.25%	6.25%	02/2019	14,816	14,690	1.8	14,816
PC Helps Support, LLC	Senior loan	P + 4.25%	7.50%	09/2017	66	65	—	62
PC Helps Support, LLC	Senior loan	L + 5.25%	6.51%	09/2017	1,522	1,513	0.2	1,492
Saldon Holdings, Inc.	Senior loan	L + 4.50%	N/A (5)	09/2021	—	—	—	—
Saldon Holdings, Inc.	Senior loan	L + 4.50%	5.50%	09/2021	2,990	2,960	0.4	2,960
Secure-24, LLC(3)	One stop	L + 6.00%	N/A (5)	08/2017	—	(3)	—	—
Secure-24, LLC*	One stop	L + 6.00%	7.25%	08/2017	10,028	9,911	1.2	10,028
Secure-24, LLCˆ	One stop	L + 6.00%	7.25%	08/2017	1,467	1,454	0.2	1,467
Severin Acquisition, LLC(3)	Senior loan	L + 4.50%	N/A (5)	07/2021	—	(1)	—	(1)
Severin Acquisition, LLC	Senior loan	L + 4.50%	5.50%	07/2021	4,931	4,859	0.6	4,882
Source Medical Solutions, Inc.	Second lien	L + 8.00%	9.00%	03/2018	9,294	9,189	1.1	9,294
Steelwedge Software, Inc.	One stop	L + 10.00%	N/A (5)	09/2020	—	—	—	—
Steelwedge Software, Inc.ˆ	One stop	P + 10.75%	12.00% cash/ 2.00% PIK	09/2020	2,153	2,055	0.3	2,055
TA MHI Buyer, Inc.	One stop	L + 6.50%	N/A (5)	09/2021	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2015
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Service – (continued)
TA MHI Buyer, Inc.ˆ	One stop	L + 6.50%	7.50%	09/2021	$8,294	$8,222	1.0%	$8,222
Vendavo, Inc.(3)	One stop	L + 8.50%	N/A (5)	10/2019	—	(13)	—	—
Vendavo, Inc.	One stop	L + 8.50%	9.50%	10/2019	15,501	15,219	1.9	15,501
					209,307	206,257	25.7	208,500
Electronics
Appriss Holdings, Inc.	Senior loan	L + 4.75%	5.07%	11/2020	902	865	0.1	873
Appriss Holdings, Inc.*	Senior loan	L + 4.75%	5.75%	11/2020	20,948	20,673	2.5	20,738
Compusearch Software Holdings, Inc.ˆ	Senior loan	L + 4.50%	5.50%	05/2021	1,321	1,318	0.2	1,321
ECI Acquisition Holdings, Inc.	One stop	L + 6.25%	7.25%	03/2019	1,410	1,349	0.2	1,410
ECI Acquisition Holdings, Inc.(3)	One stop	L + 6.25%	N/A (5)	03/2019	—	(13)	—	—
ECI Acquisition Holdings, Inc.*ˆ	One stop	L + 6.25%	7.25%	03/2019	21,779	21,495	2.7	21,779
Gamma Technologies, LLC(3)	One stop	L + 5.50%	N/A (5)	06/2021	—	(1)	—	—
Gamma Technologies, LLCˆ	One stop	L + 5.50%	6.50%	06/2021	18,183	18,010	2.2	18,183
Park Place Technologies LLC	One stop	L + 5.50%	N/A (5)	07/2021	—	—	—	—
Park Place Technologies LLC*ˆ	One stop	L + 5.50%	6.50%	07/2021	4,950	4,914	0.6	4,926
Sloan Company, Inc., The	One stop	L + 6.25%	7.25%	04/2020	30	30	—	29
Sloan Company, Inc., The	One stop	L + 6.25%	7.25%	04/2020	7,589	7,503	0.9	7,362
Sparta Holding Corporation(3)	One stop	L + 5.50%	N/A (5)	07/2020	—	(31)	—	—
Sparta Holding Corporation*ˆ	One stop	L + 5.50%	6.50%	07/2020	23,125	22,893	2.9	23,125
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (5)	03/2019	—	(3)	—	—
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (5)	03/2019	—	(1)	—	—
Syncsort Incorporated*	Senior loan	L + 4.75%	5.75%	03/2019	1,984	1,970	0.2	1,984
Systems Maintenance Services Holding, Inc.ˆ	Senior loan	L + 4.00%	5.00%	10/2019	2,623	2,614	0.3	2,623
Taxware, LLC(3)	One stop	L + 6.50%	N/A (5)	04/2022	—	(5)	—	—
Taxware, LLC*ˆ	One stop	L + 6.50%	7.50%	04/2022	19,899	19,609	2.5	19,899
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	9.00%	10/2021	9,435	9,242	1.2	9,435
					134,178	132,431	16.5	133,687
Finance
Ascensus, Inc.(3)	One stop	L + 4.00%	N/A (5)	11/2018	—	(12)	—	—
Ascensus, Inc.ˆ	One stop	L + 4.00%	5.00%	12/2019	3,953	3,895	0.5	3,953
Ascensus, Inc.*ˆ	One stop	L + 8.00%	9.00%	12/2020	6,337	6,173	0.8	6,337
					10,290	10,056	1.3	10,290
Grocery
AG Kings Holdings Inc.(3)	One stop	L + 5.50%	N/A (5)	04/2020	—	(7)	—	—
AG Kings Holdings Inc.	One stop	L + 5.50%	6.50%	04/2020	6,183	6,127	0.8	6,183
MyWebGrocer, Inc.(3)	One stop	L + 8.75%	N/A (5)	05/2018	—	(11)	—	—
MyWebGrocer, Inc.ˆ	One stop	L + 8.75%	10.00%	05/2018	14,271	14,115	1.7	14,271
					20,454	20,224	2.5	20,454
Healthcare, Education and Childcare
Agilitas USA, Inc.ˆ	Senior loan	L + 4.00%	5.00%	10/2020	2,125	2,107	0.3	2,125
Avalign Technologies, Inc.ˆ	Senior loan	L + 4.50%	5.50%	07/2021	1,165	1,160	0.2	1,159
Avatar International, LLC(6)	One stop	L + 7.89%	6.19% cash/ 2.95% PIK	09/2016	1,648	1,644	0.1	548
Avatar International, LLC	One stop	L + 7.89%	6.19% cash/ 2.95% PIK	09/2016	573	571	0.1	573
Avatar International, LLC(6)*	One stop	L + 7.89%	6.19% cash/ 2.95% PIK	09/2016	7,641	7,615	0.3	2,540
California Cryobank, LLCˆ	One stop	L + 5.50%	6.50%	08/2019	1,550	1,538	0.2	1,550

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2015
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare – (continued)
California Cryobank, LLC	One stop	L + 5.50%	6.50%	08/2019	$43	$42	—%	$43
California Cryobank, LLC	One stop	P + 4.25%	7.50%	08/2019	43	41	—	43
Certara L.P.(3)	One stop	L + 6.25%	N/A (5)	12/2018	—	(14)	—	—
Certara L.P.*ˆ	One stop	L + 6.25%	7.25%	12/2018	30,848	30,555	3.8	30,848
CPI Buyer, LLC (Cole-Parmer)*ˆ	Senior loan	L + 4.50%	5.50%	08/2021	7,940	7,674	1.0	7,900
Curo Health Services LLC	Senior loan	L + 5.50%	6.50%	02/2022	1,990	1,972	0.3	1,997
DCA Investment Holding, LLC(3)	One stop	L + 5.25%	N/A (5)	07/2021	—	(2)	—	(1)
DCA Investment Holding, LLC*	One stop	L + 5.25%	6.25%	07/2021	14,336	13,990	1.8	14,192
Deca Dental Management LLC(3)	One stop	L + 6.25%	N/A (5)	07/2020	—	(11)	—	(8)
Deca Dental Management LLC	One stop	P + 5.25%	8.50%	07/2020	20	19	—	20
Deca Dental Management LLC*ˆ	One stop	L + 6.25%	7.25%	07/2020	4,188	4,128	0.5	4,146
Delta Educational Systems*	Senior loan	P + 4.75%	8.00%	12/2016	1,435	1,424	0.2	1,220
Delta Educational Systems(3)	Senior loan	L + 6.00%	N/A (5)	12/2016	—	—	—	(8)
Dental Holdings Corporation(3)	One stop	L + 5.50%	N/A (5)	02/2020	—	(16)	—	—
Dental Holdings Corporation(3)	One stop	L + 5.50%	N/A (5)	02/2020	—	(12)	—	—
Dental Holdings Corporation	One stop	L + 5.50%	6.50%	02/2020	6,575	6,444	0.8	6,575
Encore GC Acquisition, LLC(3)	Senior loan	L + 4.50%	N/A (5)	01/2020	—	(9)	—	—
Encore GC Acquisition, LLC*	Senior loan	L + 4.50%	5.50%	01/2020	3,484	3,439	0.4	3,484
G & H Wire Company, Inc.	One stop	L + 5.75%	6.75%	12/2017	268	263	—	268
G & H Wire Company, Inc.*ˆ	One stop	L + 5.75%	6.75%	12/2017	13,291	13,197	1.6	13,291
GSDM Holdings Corp.	Senior loan	L + 4.25%	5.25%	06/2019	870	867	0.1	870
IntegraMed America, Inc.	One stop	L + 7.25%	8.50%	09/2017	406	402	—	398
IntegraMed America, Inc.*ˆ	One stop	L + 7.25%	8.50%	09/2017	14,975	14,839	1.8	14,676
Joerns Healthcare, LLC*	One stop	L + 5.00%	6.17%	05/2020	3,318	3,286	0.4	3,301
Katena Holdings, Inc.(3)	One stop	L + 6.25%	N/A (5)	06/2021	—	(8)	—	—
Katena Holdings, Inc.(3)	One stop	L + 6.25%	N/A (5)	06/2021	—	(1)	—	—
Katena Holdings, Inc.ˆ	One stop	L + 6.25%	7.25%	06/2021	8,142	8,064	1.0	8,142
Maverick Healthcare Group, LLC*	Senior loan	L + 5.50%	7.25%	12/2016	1,933	1,912	0.2	1,933
Pentec Acquisition Sub, Inc.(3)	Senior loan	L + 5.00%	N/A (5)	05/2017	—	(1)	—	—
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.00%	6.25%	05/2018	1,588	1,574	0.2	1,588
PPT Management, LLC(3)	One stop	L + 5.00%	N/A (5)	04/2020	—	(1)	—	—
PPT Management, LLC*ˆ	One stop	L + 5.00%	6.00%	04/2020	13,158	13,037	1.6	13,158
Premise Health Holding Corp.	One stop	L + 4.50%	5.50%	06/2020	394	374	—	394
Premise Health Holding Corp.	One stop	L + 4.50%	5.50%	06/2020	15,000	14,896	1.9	15,000
Pyramid Healthcare, Inc.	One stop	P + 4.50%	7.75%	08/2019	313	309	—	313
Pyramid Healthcare, Inc.ˆ	One stop	L + 5.75%	6.75%	08/2019	8,439	8,377	1.0	8,439
Radiology Partners, Inc.(3)	One stop	L + 5.00%	N/A (5)	09/2020	—	(38)	—	—
Radiology Partners, Inc.(3)	One stop	L + 5.00%	N/A (5)	09/2020	—	(6)	—	—
Radiology Partners, Inc.*ˆ	One stop	L + 5.00%	6.00%	09/2020	17,037	16,813	2.1	17,037
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	7.25%	06/2017	424	419	0.1	424
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	6.00%	06/2017	3,226	3,206	0.4	3,226
RXH Buyer Corporation(3)	One stop	L + 5.75%	N/A (5)	09/2021	—	(56)	—	(28)
RXH Buyer Corporation(3)	One stop	L + 5.75%	N/A (5)	09/2021	—	(4)	—	(2)
RXH Buyer Corporation*ˆ	One stop	L + 5.75%	6.75%	09/2021	17,612	17,264	2.2	17,435
Southern Anesthesia and Surgical(3)	One stop	L + 5.50%	N/A (5)	11/2017	—	(27)	—	—
Southern Anesthesia and Surgical(3)	One stop	L + 5.50%	N/A (5)	11/2017	—	(7)	—	—
Southern Anesthesia and Surgical	One stop	L + 5.50%	6.50%	11/2017	5,638	5,570	0.7	5,638
Surgical Information Systems, LLCˆ	Senior loan	L + 3.00%	4.01%	09/2018	1,934	1,930	0.2	1,934
U.S. Anesthesia Partners, Inc.	One stop	L + 5.00%	6.00%	12/2019	5,942	5,918	0.7	5,942

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2015
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare – (continued)
WIL Research Company, Inc.*	Senior loan	L + 4.50%	5.75%	02/2018	$756	$751	0.1%	$737
Young Innovations, Inc.	Senior loan	L + 3.25%	N/A (5)	01/2018	—	—	—	—
Young Innovations, Inc.*	Senior loan	L + 4.25%	5.25%	01/2019	1,830	1,819	0.2	1,830
					222,098	219,237	26.5	214,890
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC*	Senior loan	L + 4.75%	5.75%	02/2022	2,132	2,111	0.3	2,127
Plano Molding Company, LLC*	One stop	L + 6.00%	7.00%	05/2021	18,115	17,946	2.2	18,115
WII Components, Inc.	Senior loan	L + 4.50%	N/A (5)	07/2018	—	—	—	—
WII Components, Inc.*	Senior loan	L + 4.25%	5.25%	07/2018	1,048	1,044	0.1	1,048
Zenith Products Corporation(6)	One stop	P + 1.75%	5.00%	09/2013	81	48	—	41
Zenith Products Corporation*(6)	One stop	P + 3.50%	6.75%	09/2013	4,376	3,926	0.3	2,188
					25,752	25,075	2.9	23,519
Insurance
Captive Resources Midco, LLC(3)	One stop	L + 5.75%	N/A (5)	06/2020	—	(22)	—	(19)
Captive Resources Midco, LLC(3)	One stop	L + 5.75%	N/A (5)	06/2020	—	(20)	—	(17)
Captive Resources Midco, LLC*ˆ	One stop	L + 5.75%	6.75%	06/2020	26,845	26,525	3.3	26,575
Internet Pipeline, Inc.(3)	One stop	L + 7.25%	N/A (5)	08/2021	—	(1)	—	—
Internet Pipeline, Inc.	One stop	L + 7.25%	8.25%	08/2022	4,960	4,826	0.6	4,910
					31,805	31,308	3.9	31,449
Investment Funds and Vehicles
Senior Loan Fund LLC(7)(8)	Subordinated debt	L + 8.00%	8.19%	05/2020	76,563	76,563	9.5	76,563
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	One stop	L + 7.75%	9.00%	11/2018	884	876	0.1	773
Competitor Group, Inc.*	One stop	L + 9.25%	9.00% cash/ 1.50% PIK	11/2018	12,331	12,221	1.4	11,098
Self Esteem Brands, LLC(3)	Senior loan	L + 4.00%	N/A (5)	02/2020	—	(4)	—	—
Self Esteem Brands, LLCˆ	Senior loan	L + 4.00%	5.00%	02/2020	3,669	3,653	0.5	3,669
Starplex Operating, L.L.C.(3)	One stop	L + 7.00%	N/A (5)	12/2017	—	(9)	—	—
Starplex Operating, L.L.C.*ˆ	One stop	L + 7.00%	8.00%	12/2017	9,979	9,863	1.2	9,979
Teaching Company, The	One stop	L + 6.25%	7.25%	08/2020	30	29	—	29
Teaching Company, The	One stop	L + 6.25%	7.25%	08/2020	19,069	18,789	2.3	18,878
Titan Fitness, LLC(3)	One stop	L + 6.50%	N/A (5)	09/2019	—	(17)	—	—
Titan Fitness, LLC*	One stop	L + 6.50%	7.75%	09/2019	13,326	13,120	1.6	13,326
Titan Fitness, LLC(3)	One stop	L + 6.50%	N/A (5)	09/2019	—	(17)	—	—
					59,288	58,504	7.1	57,752
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	One stop	P + 7.75%	11.00%	10/2017	303	297	—	303
Benetech, Inc.*	One stop	L + 9.00%	10.25%	10/2017	4,696	4,671	0.6	4,696
					4,999	4,968	0.6	4,999
Oil and Gas
Drilling Info, Inc.(3)(4)	One stop	L + 5.00%	N/A (5)	06/2018	—	(1)	—	—
Drilling Info, Inc.(4)	One stop	L + 5.00%	6.00%	06/2018	355	353	—	355
Drilling Info, Inc.ˆ	One stop	L + 5.00%	6.00%	06/2018	901	894	0.1	901
Drilling Info, Inc.(3)(4)	One stop	L + 5.00%	N/A (5)	06/2018	—	(5)	—	—
					1,256	1,241	0.1	1,256

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2015
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets	Fair Value
Personal and Non-Durable Consumer Products
The Hygenic Corporation(3)	Senior loan	L + 5.00%	N/A (5)	10/2019	$—	$(5)	—%	$—
The Hygenic Corporation*	Senior loan	L + 5.00%	6.00%	10/2020	3,275	3,231	0.4	3,275
Massage Envy, LLC(3)	One stop	L + 7.25%	N/A (5)	09/2018	—	(9)	—	—
Massage Envy, LLC*	One stop	L + 7.25%	8.50%	09/2018	15,570	15,375	1.9	15,570
Orthotics Holdings, Inc(3)(8)	One stop	L + 5.00%	N/A (5)	02/2020	—	(2)	—	—
Orthotics Holdings, Inc*(8)	One stop	L + 5.00%	6.00%	02/2020	1,387	1,372	0.2	1,387
Orthotics Holdings, Inc(3)	One stop	L + 5.00%	N/A (5)	02/2020	—	(15)	—	—
Orthotics Holdings, Inc(3)	One stop	L + 5.00%	N/A (5)	02/2020	—	(14)	—	—
Orthotics Holdings, Inc*	One stop	L + 5.00%	6.00%	02/2020	8,460	8,367	1.0	8,460
Team Technologies Acquisition Company(3)	Senior loan	L + 5.00%	N/A (5)	12/2017	—	(2)	—	—
Team Technologies Acquisition Companyˆ	Senior loan	L + 5.00%	6.25%	12/2017	4,782	4,754	0.6	4,782
Team Technologies Acquisition Company	Senior loan	L + 5.50%	6.75%	12/2017	881	871	0.1	881
					34,355	33,923	4.2	34,355
Personal, Food and Miscellaneous Services
Focus Brands Inc.*ˆ	Second lien	L + 9.00%	10.25%	08/2018	11,195	11,120	1.4	11,195
Ignite Restaurant Group, Inc (Joe's Crab Shack)ˆ	One stop	L + 7.00%	8.00%	02/2019	6,108	6,039	0.7	6,108
PetVet Care Centers LLC	Senior loan	L + 4.50%	5.50%	12/2020	646	626	0.1	646
PetVet Care Centers LLC(3)	Senior loan	L + 4.50%	N/A (5)	12/2019	—	(11)	—	—
PetVet Care Centers LLCˆ	Senior loan	L + 4.50%	5.50%	12/2020	5,896	5,800	0.7	5,896
Vetcor Merger Sub LLC(3)	One stop	L + 6.00%	N/A (5)	04/2021	—	(14)	—	—
Vetcor Merger Sub LLC	One stop	L + 6.00%	7.00%	04/2021	8	4	—	8
Vetcor Merger Sub LLC*ˆ	One stop	L + 6.00%	7.00%	04/2021	25,181	24,715	3.1	25,181
Veterinary Specialists of North America, LLC	One stop	L + 5.00%	N/A (5)	05/2020	—	—	—	—
Veterinary Specialists of North America, LLC*	One stop	L + 5.00%	6.00%	05/2020	587	582	0.1	587
					49,621	48,861	6.1	49,621
Printing and Publishing
Market Track, LLC	One stop	P + 6.00%	9.25%	10/2019	369	345	—	347
Market Track, LLC*ˆ	One stop	L + 7.00%	8.00%	10/2019	28,976	28,643	3.5	28,686
Market Track, LLC*	One stop	L + 7.00%	8.00%	10/2019	2,197	2,173	0.3	2,175
Market Track, LLC	One stop	L + 7.00%	8.00%	10/2019	1,379	1,340	0.2	1,344
					32,921	32,501	4.0	32,552
Retail Stores
Benihana, Inc.	One stop	P + 4.75%	8.00%	07/2018	868	823	0.1	825
Benihana, Inc.*ˆ	One stop	L + 6.00%	7.25%	01/2019	15,436	15,124	1.9	15,127
Boot Barn, Inc.*ˆ	Senior loan	L + 4.50%	5.50%	06/2021	10,775	10,621	1.3	10,775
CVS Holdings I, LP	One stop	L + 6.25%	7.25%	08/2021	366	329	—	347
CVS Holdings I, LP(3)	One stop	L + 6.25%	N/A (5)	08/2020	—	(4)	—	(2)
CVS Holdings I, LPˆ	One stop	L + 6.25%	7.25%	08/2021	20,575	20,173	2.5	20,369
Cycle Gear, Inc.(3)	One stop	L + 6.00%	N/A (5)	01/2020	—	(15)	—	—
Cycle Gear, Inc.	One stop	L + 6.00%	7.00%	01/2020	6,486	6,362	0.8	6,486
DTLR, Inc.*ˆ	One stop	L + 8.00%	11.00%	12/2015	15,026	15,017	1.8	15,026
Elite Sportswear, L.P.(3)	Senior loan	L + 5.00%	N/A (5)	03/2020	—	(7)	—	—
Elite Sportswear, L.P.	Senior loan	L + 5.00%	6.00%	03/2020	2,849	2,798	0.4	2,849
Express Oil Change, LLC*	Senior loan	L + 5.00%	6.00%	12/2017	104	103	—	104
Express Oil Change, LLC*	Senior loan	L + 5.00%	6.00%	12/2017	1,371	1,366	0.2	1,371

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2015
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets	Fair Value
Retail Stores – (continued)
Express Oil Change, LLC(3)	Senior loan	L + 5.00%	N/A (5)	12/2017	$—	$(3)	—%	$—
Express Oil Change, LLC*	Senior loan	L + 5.00%	6.00%	12/2017	3,672	3,647	0.5	3,672
Floor & Decor Outlets of America, Inc.*ˆ	One stop	L + 6.50%	7.75%	05/2019	11,130	11,047	1.4	11,130
Marshall Retail Group, LLC, The(3)	One stop	L + 6.00%	N/A (5)	08/2020	—	(9)	—	(27)
Marshall Retail Group, LLC, The	One stop	L + 6.00%	7.00%	08/2019	146	124	—	80
Marshall Retail Group, LLC, Theˆ	One stop	L + 6.00%	7.00%	08/2020	12,331	12,205	1.5	11,960
Paper Source, Inc.	One stop	P + 5.00%	7.75%	09/2018	677	670	0.1	677
Paper Source, Inc.*ˆ	One stop	L + 6.25%	7.25%	09/2018	12,888	12,810	1.6	12,888
RCPSI Corporation(3)	One stop	L + 5.75%	N/A (5)	04/2020	—	(4)	—	—
RCPSI Corporation*ˆ	One stop	L + 5.75%	6.75%	04/2021	22,400	21,986	2.8	22,400
Restaurant Holding Company, LLC	Senior loan	L + 7.75%	8.75%	02/2019	4,843	4,809	0.5	4,310
Rubio's Restaurants, Inc	Senior loan	L + 4.75%	6.00%	11/2018	3,985	3,985	0.4	3,985
Sneaker Villa, Inc.ˆ	One stop	L + 8.50%	10.00%	12/2017	627	620	0.1	627
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	752	740	0.1	752
Sneaker Villa, Inc.ˆ	One stop	L + 8.50%	10.00%	12/2017	1,206	1,195	0.1	1,206
Sneaker Villa, Inc.	One stop	P + 7.00%	10.25%	12/2017	1,253	1,240	0.2	1,253
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	2,506	2,489	0.3	2,506
Sneaker Villa, Inc.ˆ	One stop	L + 8.50%	10.00%	12/2017	4,154	4,126	0.5	4,154
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	4,317	4,254	0.5	4,317
Specialty Catalog Corp.(3)	One stop	L + 6.00%	N/A (5)	07/2017	—	(3)	—	—
Specialty Catalog Corp.	One stop	L + 6.00%	7.50%	07/2017	4,125	4,105	0.5	4,125
					164,868	162,723	20.1	163,292
Telecommunications
Arise Virtual Solutions, Inc.(3)	One stop	L + 5.50%	N/A (5)	12/2018	—	(1)	—	(3)
Arise Virtual Solutions, Inc.ˆ	One stop	L + 5.50%	6.75%	12/2018	1,500	1,495	0.2	1,470
Hosting.com Inc.	Senior loan	P + 3.25%	6.50%	12/2017	37	37	—	37
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	12/2017	790	784	0.1	790
					2,327	2,315	0.3	2,294
Textile and Leather
5.11, Inc.*ˆ	Senior loan	L + 5.00%	6.00%	02/2020	991	987	0.1	994
Southern Tide, LLC(3)	One stop	L + 6.75%	N/A (5)	06/2019	—	(7)	—	—
Southern Tide, LLCˆ	One stop	L + 6.75%	7.75%	06/2019	4,055	4,024	0.5	4,055
					5,046	5,004	0.6	5,049
Utilities
PowerPlan Consultants, Inc.(3)	Senior loan	L + 5.25%	N/A (5)	02/2021	—	(7)	—	—
PowerPlan Consultants, Inc.	Senior loan	L + 5.25%	6.25%	02/2022	4,885	4,818	0.6	4,885
					4,885	4,811	0.6	4,885
Total debt investments United States					$1,471,217	$1,452,577	178.8%	$1,449,603
Fair Value as a percentage of Principal Amount								98.5%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2015
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Shares/ Contracts	Cost	Percentage of Net Assets	Fair Value
Equity Investments(9)(10)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.3%	$2,078
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	—	—
Whitcraft LLC	Preferred stock B	N/A	N/A	N/A	1	670	0.1	821
Whitcraft LLC	Warrant	N/A	N/A	N/A	—	—	—	160
						2,471	0.4	3,059
Automobile
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	—	—	—	6
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	—	—	—	6
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	—	—	—	47
						—	—	59
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	57	746	0.4	2,996
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	—	157	—	160
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	9	964	0.2	1,481
Hopdoddy Holdings, LLC	LLC interest	N/A	N/A	N/A	27	130	—	130
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	769
Northern Brewer, LLC	LLC interest	N/A	N/A	N/A	438	362	—	32
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	—	197
Tate's Bake Shop, Inc.	LP interest	N/A	N/A	N/A	—	462	0.1	503
Uinta Brewing Company	LP interest	N/A	N/A	N/A	—	462	—	192
United Craft Brews LLC	LP interest	N/A	N/A	N/A	1	657	0.1	653
						4,681	0.9	7,113
Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	10	1,021	0.1	892
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	73	—	75
Flexan, LLC	Common stock	N/A	N/A	N/A	1	—	—	14
						73	—	89
Containers, Packaging and Glass
Packaging Coordinators, Inc.(8)	Common stock	N/A	N/A	N/A	25	2,065	0.3	2,533
Packaging Coordinators, Inc.	Common stock	N/A	N/A	N/A	48	1,563	0.3	2,205
						3,628	0.6	4,738
Diversified Conglomerate Manufacturing
Chase Industries, Inc.	LLC units	N/A	N/A	N/A	1	1,186	0.2	1,509
ICCN Acquisition Corp.	Preferred stock	N/A	N/A	N/A	—	370	—	360
ICCN Acquisition Corp.	Common stock	N/A	N/A	N/A	—	—	—	—
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	—	160	—	—
						1,716	0.2	1,869
Diversified Conglomerate Service
Actiance, Inc.	Warrant	N/A	N/A	N/A	344	82	—	82
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	430	0.1	447
Daxko, LLC	LLC units	N/A	N/A	N/A	219	219	—	343
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	—	154	—	72
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	348	—	348
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	180	—	—	98
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2015
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Shares/ Contracts	Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Service – (continued)
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	$264	0.1%	$604
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	—	—
PC Helps Support, LLC	Preferred stock A	N/A	N/A	N/A	—	61	—	62
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	263	0.1	379
Steelwedge Software, Inc.	Warrant	N/A	N/A	N/A	36,575	76	—	76
TA MHI Buyer, Inc.	Preferred stock	N/A	N/A	N/A	—	202	—	202
Vendavo, Inc.	Preferred stock A	N/A	N/A	N/A	827	827	0.2	1,198
						3,197	0.5	3,911
Electronics
ECI Acquisition Holdings, Inc.	Common stock	N/A	N/A	N/A	9	873	0.2	1,027
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	134	—	134
SEI, Inc.	LLC units	N/A	N/A	N/A	340	340	—	340
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	14	—	14
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	122	—	122
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	1	567	0.1	629
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	235	6	—	208
						2,056	0.3	2,474
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	1,446	0.2	1,389
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	—	—
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	0.1	871
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	64	—	194
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	741	—	—
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	28	—	32
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	—	—	5
Certara L.P.	LP interest	N/A	N/A	N/A	—	635	0.1	923
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	65	6	—	6
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	6,386	639	0.1	639
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	357	—	357
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	734	734	0.1	736
Dialysis Newco, Inc. (DSI Renal)	LLC units	N/A	N/A	N/A	871	—	0.5	3,447
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	14	141	—	143
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	14	—	—	—
G & H Wire Company, Inc	LP interest	N/A	N/A	N/A	—	102	—	122
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	—	5	—	111
Global Healthcare Exchange, LLC	Preferred stock	N/A	N/A	N/A	—	481	0.1	547
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	875	—	281
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	387	0.1	387
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	—	228
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	—	249	—	309
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116		252
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	—	82
Reliant Pro ReHab, LLC	Preferred stock A	N/A	N/A	N/A	2	183	0.2	956
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	683	0.1	683

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2015
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Shares/ Contracts	Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare – (continued)
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	$487	0.1%	$794
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	20
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	86	—	94
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	681
Young Innovations, Inc.	LLC units	N/A	N/A	N/A	—	236	—	346
						8,634	1.6	13,246
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	27	—	231
Zenith Products Corporation	Common stock	N/A	N/A	N/A	1	—	—	—
						27	—	231
Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	—	—	146
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	43	1	—	1
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	98	—	98
						99	—	245
Investment Funds and Vehicles
Senior Loan Fund LLC(7)(8)	LLC interest	N/A	N/A	N/A	23,222	23,222	2.8	22,373
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	LLC interest	N/A	N/A	N/A	1	714	—	22
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	—	22
Starplex Operating, L.L.C.	Common stock	N/A	N/A	N/A	1	183	0.1	409
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	6	583	0.1	827
						2,192	0.2	1,280
Personal and Non-Durable Consumer Products
C.B. Fleet Company, Incorporated	LLC units	N/A	N/A	N/A	2	174	—	268
The Hygenic Corporation	LP interest	N/A	N/A	N/A	1	61	—	87
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.2	1,058
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	—	114	—	351
						1,098	0.2	1,764
Personal, Food and Miscellaneous Services
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	—	161	—	157
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	85	85	—	85
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	766	766	0.1	766
						1,012	0.1	1,008
Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	—	145	—	195
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	—	272
						290	—	467
Retail Stores
Barcelona Restaurants, LLC(8)(11)	LP interest	N/A	N/A	N/A	1,996	1,996	0.7	5,523
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	595
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	15	150	—	153
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2015
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Shares/ Contracts	Cost	Percentage of Net Assets	Fair Value
Retail Stores – (continued)
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	$97	—%	$106
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	73	—	71
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	—	153
Marshall Retail Group LLC, The	LLC units	N/A	N/A	N/A	15	154	—	59
Paper Source, Inc.	Common stock	N/A	N/A	N/A	8	1,387	0.2	1,455
RCP PetPeople LP	LP interest	N/A	N/A	N/A	889	889	0.2	1,331
RCPSI Corporation	LLC interest	N/A	N/A	N/A	455	455	0.1	455
Rubio's Restaurants, Inc.	Preferred stock A	N/A	N/A	N/A	2	945	0.3	2,711
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	583
SSH Corporation	Common stock	N/A	N/A	N/A	—	40	—	146
						7,377	1.7	13,341
Textiles and Leather
Southern Tide, LLC	LLC interest	N/A	N/A	N/A	2	191	—	222
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	—	303	—	319
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	151	3	—	92
						306	—	411
Total equity investments United States						$64,737	9.8%	$80,181
Total United States						$1,517,314	188.6%	$1,529,784
Total Investments						$1,517,314	188.6%	$1,529,784
Cash, Restricted Cash and Cash Equivalents
Cash and Restricted Cash						$20,137	2.5%	$20,137
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)						13,367	1.6	13,367
BNY Mellon US Dollar Liquidity Fund Institutional Shares (CUSIP G1206E235)						18,430	2.3	18,430
US Bank Money Market Account (CUSIP 9AMMF05B2)						45,550	5.6	45,550
Total Cash, Restricted Cash and Cash Equivalents						$97,484	12.0%	$97,484
Total Investments and Cash, Restricted Cash and Cash Equivalents						$1,614,798	200.6%	$1,627,268

*	Denotes that all or a portion of the loan secures the notes offered in the 2010 Debt Securitization (as defined in Note 7).
ˆ	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2015.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2015
(In thousands)

(3)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire one stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(5)	The entire commitment was unfunded at September 30, 2015. As such, no interest is being earned on this investment.
(6)	Loan was on non-accrual status as of September 30, 2015, meaning that the Company has ceased recognizing interest income on the loan.
(7)	As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to be both an “Affiliated Person” of and “Control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the year ended September 30, 2015 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(8)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(9)	Non-income producing securities.
(10)	Ownership of certain equity investments may occur through a holding company or partnership.
(11)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as the Company along with affiliated entities owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the financial statements for transactions during the year ended September 30, 2015 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets	Fair Value
Investments
United States
Debt investments
Aerospace and Defense
ILC Dover, LP	One stop	P + 4.50%	7.75%	03/2019	$360	$352	0.1%	$360
ILC Dover, LPˆ	One stop	L + 5.50%	6.50%	03/2020	18,594	18,467	2.5	18,594
ILC Industries, Inc.(3)	One stop	L + 4.75%	N/A (4)	07/2020	—	(32)	—	(25)
ILC Industries, Inc.*ˆ	One stop	L + 4.75%	5.75%	07/2020	28,510	28,234	3.9	28,296
Novetta Solutions LLC	Senior loan	P + 3.00%	6.25%	03/2017	184	178	—	184
Novetta Solutions LLC*	Senior loan	L + 5.00%	6.25%	03/2017	1,697	1,673	0.2	1,697
NTS Technical Systems(3)	One stop	L + 6.00%	N/A (4)	11/2018	—	(30)	—	—
NTS Technical Systems*ˆ	One stop	L + 6.00%	7.25%	11/2018	18,871	18,572	2.6	18,871
NTS Technical Systems(3)	One stop	L + 6.00%	N/A (4)	11/2018	—	(63)	—	—
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	188	181	—	188
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	3,899	3,836	0.3	2,339
Whitcraft LLC	Subordinated debt	N/A	12.00%	12/2018	1,877	1,857	0.3	1,877
					74,180	73,225	9.9	72,381
Automobile
American Driveline Systems, Inc.	Senior loan	L + 5.50%	7.22%	01/2016	331	328	—	292
American Driveline Systems, Inc.*	Senior loan	L + 5.50%	7.00%	01/2016	2,797	2,774	0.3	2,517
K&N Engineering, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	07/2019	—	(7)	—	(2)
K&N Engineering, Inc.*ˆ	Senior loan	L + 4.25%	5.25%	07/2019	6,816	6,721	0.9	6,782
K&N Engineering, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	07/2019	—	(19)	—	(2)
Take 5 Oil Change, L.L.C.(3)	Senior loan	L + 5.25%	N/A (4)	07/2018	—	(7)	—	—
Take 5 Oil Change, L.L.C.ˆ	Senior loan	L + 5.25%	6.25%	07/2018	4,872	4,840	0.7	4,872
					14,816	14,630	1.9	14,459
Banking
HedgeServ Holding L.P.ˆ	One stop	L + 8.25%	5.25% cash/ 4.00% PIK	02/2019	17,240	17,092	2.4	17,240
HedgeServ Holding L.P.(3)	One stop	L + 4.25%	N/A (4)	02/2019	—	(8)	—	—
Prommis Fin Co.(6)	Senior loan	P + 10.00%	13.25%	06/2015	85	84	—	2
Prommis Fin Co.*(6)	Senior loan	N/A	2.25% cash/ 11.5% PIK	06/2015	124	124	—	3
					17,449	17,292	2.4	17,245
Beverage, Food and Tobacco
ABP Corporation	Senior loan	P + 3.50%	7.25%	09/2018	84	77	—	84
ABP Corporation*	Senior loan	L + 4.75%	6.00%	09/2018	4,796	4,727	0.7	4,796
Ameriqual Group, LLC*	Senior loan	L + 6.00%	6.50% cash/ 1.00% PIK	03/2016	1,693	1,676	0.2	1,625
Ameriqual Group, LLC*	Senior loan	L + 9.00%	9.00% cash/ 1.50% PIK	03/2016	831	826	0.1	686
ARG IH Corporation (Arby's)ˆ	Senior loan	L + 3.75%	4.75%	11/2020	2,337	2,311	0.3	2,339
Atkins Nutritionals, Inc*ˆ	One stop	L + 5.00%	6.25%	01/2019	23,873	23,683	3.2	23,754
Atkins Nutritionals, Inc*	One stop	L + 8.50%	9.75%	04/2019	21,636	21,326	3.0	21,744
C. J. Foods, Inc.	One stop	L + 5.50%	6.50%	05/2019	86	77	—	86
C. J. Foods, Inc.(3)	One stop	L + 5.50%	N/A (4)	05/2019	—	(12)	—	—
C. J. Foods, Inc.	One stop	L + 5.50%	6.50%	05/2019	3,224	3,179	0.4	3,224

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets	Fair Value
Beverage, Food and Tobacco – (continued)
Candy Intermediate Holdings, Inc. (Ferrara Candy)ˆ	Senior loan	L + 6.25%	7.50%	06/2018	$4,887	$4,780	0.6%	$4,747
Diversified Foodservice Supply, Inc.(3)	Senior loan	L + 4.50%	N/A (4)	12/2018	—	(3)	—	—
Diversified Foodservice Supply, Inc.*	Senior loan	L + 4.50%	5.75%	12/2018	4,556	4,518	0.6	4,556
Firebirds International, LLC(3)	One stop	L + 6.25%	N/A (4)	05/2018	—	(2)	—	—
Firebirds International, LLC*	One stop	L + 6.25%	7.50%	05/2018	1,096	1,081	0.1	1,096
Firebirds International, LLC	One stop	L + 6.25%	7.50%	05/2018	304	299	0.1	304
Firebirds International, LLC(3)	One stop	L + 6.25%	N/A (4)	05/2018	—	(5)	—	—
First Watch Restaurants, Inc.(3)	One stop	L + 7.50%	N/A (4)	12/2018	—	(24)	—	—
First Watch Restaurants, Inc.*ˆ	One stop	L + 7.50%	8.75%	12/2018	11,293	11,165	1.5	11,293
First Watch Restaurants, Inc.*ˆ	One stop	P + 6.50%	9.75%	12/2018	3,070	3,035	0.4	3,070
First Watch Restaurants, Inc.	One stop	L + 7.50%	8.75%	12/2018	1,749	1,744	0.2	1,749
IT'SUGAR LLC	Senior loan	L + 7.50%	9.00%	04/2018	7,566	7,456	1.0	7,566
IT'SUGAR LLC	Subordinated debt	N/A	5.00%	10/2017	1,707	1,707	0.3	1,833
Julio & Sons Company	One stop	L + 5.50%	6.50%	09/2016	277	271	—	277
Julio & Sons Company*	One stop	L + 5.50%	6.50%	09/2016	6,978	6,935	1.0	6,978
Julio & Sons Company(3)	One stop	L + 5.50%	N/A (4)	09/2016	—	(26)	—	—
Northern Brewer, LLC	One stop	P + 9.25%	8.50% cash/ 4.00% PIK	02/2018	676	665	0.1	541
Northern Brewer, LLC	One stop	P + 9.25%	8.50% cash/ 4.00% PIK	02/2018	6,363	6,244	0.7	5,090
Richelieu Foods, Inc.	Senior loan	P + 4.00%	7.25%	11/2015	101	96	—	101
Richelieu Foods, Inc.*	Senior loan	L + 5.00%	6.75%	11/2015	1,854	1,839	0.3	1,854
Tate's Bake Shop, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	08/2019	—	(4)	—	(4)
Tate's Bake Shop, Inc.ˆ	Senior loan	L + 4.75%	5.75%	08/2019	3,008	2,978	0.4	2,978
Tate's Bake Shop, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	08/2019	—	(5)	—	(6)
Uinta Brewing Company(3)	One stop	L + 6.00%	N/A (4)	08/2019	—	(8)	—	(8)
Uinta Brewing Companyˆ	One stop	L + 6.00%	7.00%	08/2019	3,236	3,204	0.4	3,203
					117,281	115,810	15.6	115,556
Building and Real Estate
Brooks Equipment Company, LLC(3)	One stop	L + 5.75%	N/A (4)	08/2020	—	(20)	—	(20)
Brooks Equipment Company, LLC*ˆ	One stop	L + 5.75%	6.75%	08/2020	27,150	26,753	3.7	26,946
ITEL Laboratories, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	06/2018	—	(1)	—	—
ITEL Laboratories, Inc.*	Senior loan	L + 4.75%	6.00%	06/2018	756	749	0.1	756
					27,906	27,481	3.8	27,682
Cargo Transport
RP Crown Parent (RedPrairie Corp)*	Senior loan	L + 5.00%	6.00%	12/2018	1,970	1,942	0.3	1,923
Containers, Packaging and Glass
Fort Dearborn Company*	Senior loan	L + 4.25%	5.25%	10/2017	16	16	—	16
Fort Dearborn Company*ˆ	Senior loan	L + 4.25%	5.25%	10/2017	511	508	0.1	511
Fort Dearborn Company*	Senior loan	L + 4.75%	5.75%	10/2018	63	63	—	63
Fort Dearborn Company*ˆ	Senior loan	L + 4.75%	5.75%	10/2018	2,180	2,168	0.3	2,180
Packaging Coordinators, Inc.*ˆ	Senior loan	L + 4.25%	5.25%	08/2021	15,000	14,852	2.1	15,032
Packaging Coordinators, Inc.	Second lien	L + 8.00%	9.00%	08/2022	10,000	9,901	1.4	9,950
					27,770	27,508	3.9	27,752

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Manufacturing
Chase Industries, Inc.*ˆ	One stop	P + 4.50%	7.75%	09/2020	$21,037	$20,828	2.8%	$20,827
Chase Industries, Inc.	One stop	P + 4.50%	7.75%	09/2020	277	255	—	255
Chase Industries, Inc.(3)	One stop	L + 5.75%	N/A (4)	09/2020	—	(48)	—	(49)
ICCN Acquisition Corp.(3)	One stop	L + 5.25%	N/A (4)	03/2019	—	(4)	—	—
ICCN Acquisition Corp.ˆ	One stop	L + 5.25%	6.25%	03/2019	3,998	3,936	0.5	3,998
ICCN Acquisition Corp.(3)	One stop	L + 5.25%	N/A (4)	03/2019	—	(14)	—	—
Metal Spinners, Inc.*	Senior loan	L + 7.50%	9.00%	04/2015	1,294	1,288	0.2	1,294
Metal Spinners, Inc.*	Senior loan	L + 7.50%	9.00%	04/2015	2,536	2,524	0.3	2,536
Onicon Incorporated(3)	One stop	L + 4.50%	N/A (4)	12/2017	—	(10)	—	—
Onicon Incorporated	One stop	L + 4.50%	5.50%	12/2017	3,141	3,100	0.4	3,141
Pasternack Enterprises, Inc.*	Senior loan	L + 5.00%	6.25%	12/2017	1,126	1,119	0.2	1,126
Plex Systems, Inc.(3)	Senior loan	L + 7.50%	N/A (4)	06/2018	—	(26)	—	—
Plex Systems, Inc.*ˆ	Senior loan	L + 7.50%	8.75%	06/2018	18,797	18,409	2.6	18,797
Sunless Merger Sub, Inc.(3)	Senior loan	L + 5.25%	N/A (4)	07/2016	—	—	—	(26)
Sunless Merger Sub, Inc.*	Senior loan	L + 5.25%	6.50%	07/2016	1,816	1,813	0.2	1,271
TIDI Products, LLC(3)	One stop	L + 6.50%	N/A (4)	07/2017	—	(11)	—	—
TIDI Products, LLC*	One stop	L + 6.50%	7.75%	07/2018	12,631	12,441	1.7	12,631
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	4,049	4,022	0.6	4,049
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	56	56	—	56
Vintage Parts, Inc.*	One stop	L + 4.50%	5.75%	12/2015	846	850	0.1	846
					71,604	70,528	9.6	70,752
Diversified Conglomerate Service
Accellos, Inc.(3)	One stop	L + 5.75%	N/A (4)	07/2020	—	(20)	—	—
Accellos, Inc.ˆ	One stop	L + 5.75%	6.75%	07/2020	31,113	30,740	4.2	31,113
Aderant North America, Inc.*	Senior loan	L + 4.25%	5.25%	12/2018	4,220	4,190	0.6	4,220
Agility Recovery Solutions Inc.(3)	One stop	L + 6.75%	N/A (4)	09/2018	—	(6)	—	—
Agility Recovery Solutions Inc.*	One stop	L + 6.75%	8.00%	09/2018	8,128	7,995	1.1	8,128
Bomgar Corporation(3)	One stop	L + 6.00%	N/A (4)	05/2019	—	(18)	—	(20)
Bomgar Corporation*	One stop	L + 6.00%	7.00%	05/2020	29,423	28,935	4.0	29,129
Daxko, LLC(3)	One stop	L + 7.75%	N/A (4)	03/2019	—	(24)	—	—
Daxko, LLC	One stop	L + 7.75%	8.75%	03/2019	16,840	16,564	2.3	16,840
EAG, INC. (Evans Analytical Group)*	Senior loan	L + 4.00%	5.00%	07/2017	2,401	2,377	0.3	2,401
Integration Appliance, Inc.	Senior loan	L + 8.25%	9.50%	09/2018	719	711	0.1	719
Integration Appliance, Inc.	Senior loan	L + 8.25%	9.50%	09/2018	5,396	5,288	0.7	5,396
Integration Appliance, Inc.	Senior loan	L + 8.25%	9.50%	06/2019	7,914	7,727	1.1	7,914
Marathon Data Operating Co., LLC(3)	One stop	L + 6.25%	N/A (4)	08/2017	—	(6)	—	—
Marathon Data Operating Co., LLC	One stop	L + 6.25%	7.50%	08/2017	4,595	4,528	0.6	4,595
Navex Global, Inc.(3)	One stop	L + 5.50%	N/A (4)	12/2016	—	(19)	—	—
Navex Global, Inc.*	One stop	L + 5.50%	6.50%	12/2016	19,045	18,718	2.6	19,045
NetSmart Technologies, Inc.*	One stop	L + 7.53%	8.78%	12/2017	8,068	8,012	1.1	8,068
NetSmart Technologies, Inc.	One stop	L + 7.52%	8.77%	12/2017	637	629	0.1	637
PC Helps Support, LLC(3)	Senior loan	L + 5.25%	N/A (4)	09/2017	—	(2)	—	—
PC Helps Support, LLC	Senior loan	L + 5.25%	6.51%	09/2017	1,707	1,692	0.2	1,707
Secure-24, LLC(3)	One stop	L + 6.25%	N/A (4)	08/2017	—	(5)	—	—
Secure-24, LLC*	One stop	L + 6.25%	7.50%	08/2017	10,433	10,249	1.4	10,433
Secure-24, LLCˆ	One stop	L + 6.25%	7.50%	08/2017	1,526	1,507	0.2	1,526
SoftWriters, Inc.(3)	One stop	L + 5.00%	N/A (4)	05/2019	—	(2)	—	—
SoftWriters, Inc.(3)	One stop	L + 5.00%	N/A (4)	05/2019	—	(3)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Service – (continued)
SoftWriters, Inc.	One stop	L + 5.00%	6.00%	05/2019	$6,411	$6,387	0.9%	$6,411
Source Medical Solutions, Inc.	Second lien	L + 8.00%	9.00%	03/2018	9,294	9,146	1.3	9,294
					167,870	165,290	22.8	167,556
Electronics
ECI Acquisition Holdings, Inc.(3)	One stop	L + 6.25%	N/A (4)	03/2019	—	(17)	—	—
ECI Acquisition Holdings, Inc.ˆ	One stop	L + 6.25%	7.25%	03/2019	22,215	21,844	3.0	22,215
ECI Acquisition Holdings, Inc.(3)	One stop	L + 6.25%	N/A (4)	03/2019	—	(79)	—	—
Rogue Wave Holdings, Inc.*ˆ	One stop	L + 8.08%	9.10%	12/2018	10,613	10,500	1.4	10,613
Sloan Company, Inc., The(3)	One stop	L + 7.50%	N/A (4)	10/2018	—	(13)	—	—
Sloan Company, Inc., The*ˆ	One stop	L + 7.50%	8.75%	10/2018	13,027	12,895	1.8	13,027
Sparta Holding Corporation(3)	One stop	L + 5.25%	N/A (4)	07/2020	—	(37)	—	(30)
Sparta Holding Corporation*ˆ	One stop	L + 6.75%	6.25% cash/ 1.50% PIK	07/2020	23,358	23,075	3.2	23,124
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (4)	03/2019	—	(3)	—	—
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (4)	03/2019	—	(13)	—	—
Syncsort Incorporated*	Senior loan	L + 4.75%	5.75%	03/2019	6,143	6,089	0.8	6,143
Systems Maintenance Services Holding, Inc.ˆ	Senior loan	L + 4.00%	5.00%	10/2019	2,650	2,639	0.4	2,650
Taxware, LLC*ˆ	Second lien	L + 8.38%	9.38%	10/2019	19,979	19,678	2.7	19,979
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	9.00%	10/2021	9,435	9,270	1.3	9,435
					107,420	105,828	14.6	107,156
Finance
Ascensus, Inc.(3)	One stop	L + 4.00%	N/A (4)	11/2018	—	(16)	—	—
Ascensus, Inc.ˆ	One stop	L + 4.00%	5.00%	12/2019	4,193	4,120	0.6	4,193
Ascensus, Inc.ˆ	One stop	L + 8.00%	9.00%	12/2020	6,337	6,142	0.9	6,337
Pillar Processing LLC*(6)	Senior loan	L + 5.50%	5.72%	11/2018	447	445	—	—
Pillar Processing LLC*(6)	Senior loan	N/A	14.50%	05/2019	2,377	2,368	—	—
					13,354	13,059	1.5	10,530
Grocery
MyWebGrocer, Inc.(3)	Senior loan	L + 4.75%	N/A (4)	05/2018	—	(12)	—	—
MyWebGrocer, Inc.ˆ	Senior loan	L + 8.75%	6.00% cash/ 4.00% PIK	05/2018	14,271	14,093	1.9	14,271
Teasdale Quality Foods, Inc.*	Senior loan	L + 4.50%	5.75%	05/2018	2,674	2,653	0.4	2,674
					16,945	16,734	2.3	16,945
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.(3)	Senior loan	L + 5.00%	N/A (4)	02/2018	—	(8)	—	—
Advanced Pain Management Holdings, Inc.*	Senior loan	L + 5.00%	6.25%	02/2018	7,102	7,054	1.0	7,102
Advanced Pain Management Holdings, Inc.	Senior loan	L + 5.00%	6.25%	02/2018	486	481	0.1	486
Avatar International, LLC(3)	One stop	L + 4.94%	N/A (4)	09/2016	—	(4)	—	—
Avatar International, LLC*	One stop	L + 7.89%	6.19% cash/ 2.95% PIK	09/2016	7,611	7,560	0.7	4,947
Avatar International, LLC	One stop	L + 7.89%	6.19% cash/ 2.95% PIK	09/2016	1,642	1,634	0.1	1,067
California Cryobank, LLC	One stop	P + 4.25%	7.50%	08/2019	86	84	—	84
California Cryobank, LLCˆ	One stop	L + 5.50%	6.50%	08/2019	1,550	1,535	0.2	1,535

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare – (continued)
California Cryobank, LLC(3)	One stop	L + 5.50%	N/A (4)	08/2019	$—	$(2)	—%	$(2)
Certara L.P.(3)	One stop	L + 6.25%	N/A (4)	12/2018	—	(18)	—	—
Certara L.P.*ˆ	One stop	L + 6.25%	7.25%	12/2018	22,948	22,722	3.1	22,948
Data Innovations LLC	One stop	L + 7.69%	8.69%	05/2019	8,800	8,619	1.2	8,800
Delta Educational Systems*	Senior loan	P + 4.75%	8.00%	12/2016	1,646	1,627	0.2	1,646
Delta Educational Systems	Senior loan	L + 6.00%	N/A (4)	12/2016	—	—	—	—
Encore Rehabilitation Services, LLC(3)	One stop	L + 6.00%	N/A (4)	06/2017	—	(9)	—	—
Encore Rehabilitation Services, LLC	One stop	L + 6.00%	7.25%	06/2017	4,969	4,895	0.7	4,969
G & H Wire Company, Inc.(3)	Senior loan	L + 5.75%	N/A (4)	12/2017	—	(6)	—	—
G & H Wire Company, Inc.*ˆ	Senior loan	L + 5.75%	6.75%	12/2017	12,902	12,766	1.8	12,902
Global Healthcare Exchange, LLC(3)	One stop	L + 9.00%	N/A (4)	03/2020	—	(23)	—	—
Global Healthcare Exchange, LLC	One stop	L + 9.00%	10.00%	03/2020	20,087	19,723	2.7	20,087
GSDM Holdings Corp.	Senior loan	L + 4.25%	5.25%	06/2019	627	624	0.1	627
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.77%	05/2018	910	896	0.1	864
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.51%	05/2017	3,672	3,608	0.5	3,489
Hospitalists Management Group, LLC	Senior loan	L + 5.00%	6.50%	05/2017	427	421	0.1	406
IntegraMed America, Inc.(3)	One stop	L + 7.25%	8.50%	09/2017	811	800	0.1	811
IntegraMed America, Inc.*ˆ	One stop	L + 7.25%	8.50%	09/2017	15,587	15,376	2.1	15,587
Joerns Healthcare, LLC	One stop	L + 5.00%	6.00%	05/2020	9,794	9,702	1.3	9,782
Maverick Healthcare Group, LLC*	Senior loan	L + 5.50%	7.25%	12/2016	1,989	1,964	0.3	1,949
Northwestern Management Services, LLC	Senior loan	P + 4.00%	7.25%	10/2017	114	104	—	114
Northwestern Management Services, LLC*	Senior loan	L + 5.25%	6.50%	10/2017	3,964	3,913	0.5	3,964
Northwestern Management Services, LLC	Senior loan	L + 5.25%	6.50%	10/2017	47	44	—	47
Onsite Holding Corp.(3)	One stop	L + 5.25%	N/A (4)	06/2020	—	(42)	—	—
Onsite Holding Corp.*ˆ	One stop	L + 5.25%	6.25%	06/2020	26,921	26,696	3.7	26,921
Paradigm Management Services, LLCˆ	Senior loan	L + 4.50%	5.50%	01/2019	2,740	2,719	0.4	2,740
Pentec Acquisition Sub, Inc.(3)	Senior loan	L + 5.25%	N/A (4)	05/2017	—	(2)	—	—
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.25%	6.50%	05/2018	1,776	1,754	0.2	1,776
Pyramid Healthcare, Inc.(3)	One stop	L + 5.75%	N/A (4)	08/2019	—	(5)	—	(4)
Pyramid Healthcare, Inc.ˆ	One stop	L + 5.75%	6.75%	08/2019	7,607	7,542	1.0	7,550
Radiology Partners, Inc.(3)	One stop	L + 5.00%	N/A (4)	09/2020	—	(8)	—	(8)
Radiology Partners, Inc.*ˆ	One stop	L + 5.00%	6.00%	09/2020	17,209	16,937	2.3	17,037
Radiology Partners, Inc.(3)	One stop	L + 5.00%	N/A (4)	09/2020	—	(46)	—	(46)
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	7.25%	06/2017	10	3	—	10
Reliant Pro ReHab, LLC*ˆ	Senior loan	L + 5.00%	6.00%	06/2017	7,615	7,547	1.0	7,615
Renaissance Pharma (U.S.) Holdings Inc.	Senior loan	P + 3.00%	6.25%	05/2018	63	59	—	63
Renaissance Pharma (U.S.) Holdings Inc.*ˆ	Senior loan	L + 4.00%	5.00%	05/2018	4,090	4,039	0.6	4,090
Southern Anesthesia and Surgical(3)	One stop	L + 5.50%	N/A (4)	11/2017	—	(10)	—	—
Southern Anesthesia and Surgical	One stop	L + 5.50%	6.50%	11/2017	6,012	5,905	0.8	6,012
Southern Anesthesia and Surgical(3)	One stop	L + 5.50%	N/A (4)	11/2017	—	(40)	—	—
Spear Education, LLC(3)	One stop	L + 5.50%	N/A (4)	08/2019	—	(6)	—	(6)
Spear Education, LLC*ˆ	One stop	L + 5.50%	6.50%	08/2019	6,005	5,961	0.8	5,960
Spear Education, LLC	One stop	L + 5.50%	N/A (4)	08/2019	—	—	—	—
Surgical Information Systems, LLCˆ	Senior loan	L + 3.50%	4.51%	09/2018	2,060	2,055	0.3	2,060
U.S. Anesthesia Partners, Inc.	One stop	L + 5.00%	6.00%	12/2019	6,000	5,970	0.8	5,970

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare – (continued)
WIL Research Company, Inc.*	Senior loan	L + 4.50%	5.75%	02/2018	$776	$769	0.1%	$753
Young Innovations, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	01/2018	—	(3)	—	—
Young Innovations, Inc.*ˆ	Senior loan	L + 4.25%	5.25%	01/2019	5,443	5,412	0.7	5,443
					222,098	219,288	29.6	218,147
Home and Office Furnishings, Housewares, and Durable Consumer
Plano Molding Company, LLCˆ	Senior loan	L + 4.25%	5.25%	10/2018	1,984	1,972	0.3	1,984
WII Components, Inc.	Senior loan	L + 4.50%	N/A (4)	07/2018	—	—	—	—
WII Components, Inc.*	Senior loan	L + 4.50%	5.50%	07/2018	1,183	1,177	0.2	1,177
Zenith Products Corporation	One stop	P + 1.75%	5.00%	09/2013	29	29	—	25
Zenith Products Corporation*	One stop	P + 3.50%	6.75%	09/2013	3,684	3,684	0.3	1,842
					6,880	6,862	0.8	5,028
Insurance
Captive Resources Midco, LLC(3)	One stop	L + 5.00%	N/A (4)	01/2019	—	(16)	—	—
Captive Resources Midco, LLC*ˆ	One stop	L + 5.00%	6.50%	01/2019	19,653	19,477	2.7	19,653
					19,653	19,461	2.7	19,653
Investment Funds and Vehicles
Senior Loan Fund LLC(7)(8)	Subordinated debt	L + 8.00%	8.16%	05/2020	25,589	25,589	3.5	25,589
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	One stop	P + 6.75%	9.76%	11/2018	884	873	0.1	769
Competitor Group, Inc.*	One stop	L + 8.75%	9.00% cash/ 1.00% PIK	11/2018	12,807	12,654	1.6	11,526
Octane Fitness, LLC(3)	One stop	L + 5.25%	N/A (4)	10/2018	—	(3)	—	—
Octane Fitness, LLC*	One stop	L + 5.25%	6.50%	10/2018	8,034	8,001	1.1	8,034
Pride Manufacturing Company, LLC*	Senior loan	L + 6.00%	7.75%	11/2015	493	490	0.1	493
Self Esteem Brands, LLC(3)	Senior loan	L + 4.00%	N/A (4)	02/2020	—	(5)	—	—
Self Esteem Brands, LLCˆ	Senior loan	L + 4.00%	5.00%	02/2020	7,462	7,420	1.0	7,462
Starplex Operating, L.L.C.	One stop	P + 6.25%	9.50%	12/2017	311	298	—	311
Starplex Operating, L.L.C.*ˆ	One stop	L + 7.50%	9.00%	12/2017	10,079	9,912	1.4	10,079
Titan Fitness, LLC(3)	One stop	L + 6.50%	N/A (4)	09/2019	—	(22)	—	—
Titan Fitness, LLC*	One stop	L + 6.50%	7.75%	09/2019	13,603	13,340	1.9	13,603
Titan Fitness, LLC(3)	One stop	L + 6.50%	N/A (4)	09/2019	—	(22)	—	—
					53,673	52,936	7.2	52,277
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	One stop	P + 7.75%	11.00%	10/2017	162	154	—	162
Benetech, Inc.*	One stop	L + 9.00%	10.25%	10/2017	5,020	4,982	0.7	5,020
					5,182	5,136	0.7	5,182
Oil and Gas
Drilling Info, Inc.(3)(5)	One stop	L + 5.00%	N/A (4)	06/2018	—	(1)	—	—
Drilling Info, Inc.(5)ˆ	One stop	L + 5.00%	6.00%	06/2018	1,325	1,315	0.2	1,325
Drilling Info, Inc.(3)(5)	One stop	L + 5.00%	N/A (4)	06/2018	—	(4)	—	—
					1,325	1,310	0.2	1,325

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets	Fair Value
Personal and Non-Durable Consumer Products
Hygenic Corporation, The	Senior loan	P + 3.75%	6.79%	10/2017	$142	$140	—%	$142
Hygenic Corporation, The*ˆ	Senior loan	L + 4.75%	6.00%	10/2018	4,538	4,494	0.6	4,538
Massage Envy, LLC(3)	One stop	L + 7.25%	N/A (4)	09/2018	—	(12)	—	—
Massage Envy, LLC*	One stop	L + 7.25%	8.50%	09/2018	15,999	15,735	2.2	15,999
Rug Doctor LLC	Senior loan	L + 5.25%	6.25%	12/2016	465	455	0.1	465
Rug Doctor LLC*	Senior loan	L + 5.25%	6.25%	12/2016	5,365	5,326	0.7	5,365
Team Technologies Acquisition Companyˆ	Senior loan	L + 5.00%	6.25%	12/2017	4,831	4,790	0.7	4,831
Team Technologies Acquisition Company	Senior loan	P + 3.75%	7.00%	12/2017	182	179	—	182
					31,522	31,107	4.3	31,522
Personal, Food and Miscellaneous Services
Affordable Care Inc.(3)	Senior loan	L + 4.75%	N/A (4)	12/2017	—	(2)	—	—
Affordable Care Inc.ˆ	Senior loan	L + 4.75%	6.00%	12/2018	3,347	3,324	0.5	3,347
El Pollo Loco Incˆ	Senior loan	L + 4.25%	5.25%	10/2018	5,149	5,100	0.7	5,168
Focus Brands Inc.ˆ	Second lien	L + 9.00%	10.25%	08/2018	11,194	11,091	1.5	11,306
Ignite Restaurant Group, Inc (Joe's Crab Shack)ˆ	One stop	L + 7.00%	8.00%	02/2019	6,170	6,080	0.8	6,077
R.G. Barry Corporation*	Senior loan	L + 5.00%	6.00%	09/2019	6,830	6,741	0.9	6,761
Vetcor Merger Sub LLC	One stop	L + 6.50%	7.75%	12/2017	199	194	—	199
Vetcor Merger Sub LLC*ˆ	One stop	L + 6.50%	7.75%	12/2017	5,847	5,805	0.8	5,847
Vetcor Merger Sub LLC(3)	One stop	L + 6.50%	N/A (4)	12/2017	—	(7)	—	—
Vetcor Merger Sub LLCˆ	One stop	L + 6.50%	7.75%	12/2017	371	371	0.1	371
Vetcor Merger Sub LLCˆ	One stop	L + 6.50%	7.75%	12/2017	573	573	0.1	573
Vetcor Merger Sub LLCˆ	One stop	L + 6.50%	7.75%	12/2017	384	384	0.1	384
					40,064	39,654	5.5	40,033
Printing and Publishing
Market Track, LLC(3)	One stop	L + 6.00%	N/A (4)	10/2019	—	(18)	—	—
Market Track, LLC*ˆ	One stop	L + 6.00%	7.25%	10/2019	29,270	29,024	4.0	29,270
Market Track, LLC	One stop	L + 6.00%	7.25%	10/2019	1,217	1,199	0.2	1,217
					30,487	30,205	4.2	30,487
Retail Stores
Benihana, Inc.(3)	One stop	L + 5.50%	N/A (4)	07/2018	—	(61)	—	—
Benihana, Inc.*ˆ	One stop	P + 4.25%	7.50%	01/2019	15,554	15,145	2.1	15,554
Boot Barn, Inc.*ˆ	One stop	L + 5.75%	7.00%	05/2019	24,430	24,143	3.3	24,430
Boot Barn, Inc.*	One stop	L + 5.75%	7.00%	05/2019	7,726	7,657	1.1	7,726
Capital Vision Services, LLC	One stop	P + 6.25%	9.50%	12/2017	475	466	0.1	475
Capital Vision Services, LLC*ˆ	One stop	L + 7.25%	8.50%	12/2017	15,354	15,219	2.1	15,354
Capital Vision Services, LLCˆ	One stop	L + 7.25%	8.50%	12/2017	1,231	1,219	0.2	1,231
Capital Vision Services, LLC	One stop	L + 7.25%	8.50%	12/2017	1,459	1,453	0.2	1,459
DentMall MSO, LLC	One stop	L + 5.00%	6.00%	07/2019	179	153	—	179
DentMall MSO, LLC	One stop	L + 5.00%	6.00%	07/2019	10,354	10,257	1.4	10,354
DTLR, Inc.*ˆ	One stop	L + 8.00%	11.00%	12/2015	15,892	15,824	2.2	15,892
Express Oil Change, LLC	Senior loan	L + 4.75%	6.33%	12/2017	221	219	—	221
Express Oil Change, LLC*	Senior loan	P + 3.50%	6.75%	12/2017	1,945	1,932	0.3	1,945
Express Oil Change, LLC	Senior loan	P + 3.50%	6.75%	12/2017	110	109	—	110

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets	Fair Value
Retail Stores – (continued)
Floor & Decor Outlets of America, Inc.*ˆ	One stop	L + 6.50%	7.75%	05/2019	$11,244	$11,137	1.5%	$11,244
Marshall Retail Group, LLC, The(3)	One stop	L + 6.00%	N/A (4)	08/2019	—	(27)	—	(22)
Marshall Retail Group, LLC, The(3)	One stop	L + 6.00%	N/A (4)	08/2020	—	(11)	—	(9)
Marshall Retail Group, LLC, Theˆ	One stop	L + 6.00%	7.00%	08/2020	12,424	12,271	1.7	12,299
Paper Source, Inc.	One stop	P + 5.00%	7.92%	09/2018	508	498	0.1	508
Paper Source, Inc.*ˆ	One stop	L + 6.25%	7.25%	09/2018	12,576	12,476	1.7	12,576
Restaurant Holding Company, LLC	Senior loan	L + 7.75%	8.75%	02/2019	4,976	4,932	0.6	4,429
Rubio's Restaurants, Inc*ˆ	Senior loan	L + 4.75%	6.00%	11/2018	9,376	9,369	1.3	9,376
Sneaker Villa, Inc.	One stop	P + 7.00%	11.50%	12/2017	1,002	984	0.1	1,002
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	4,433	4,340	0.6	4,433
Sneaker Villa, Inc.ˆ	One stop	L + 8.50%	10.00%	12/2017	627	617	0.1	627
Sneaker Villa, Inc.ˆ	One stop	L + 8.50%	10.00%	12/2017	1,237	1,221	0.2	1,237
Sneaker Villa, Inc.(3)	One stop	L + 8.50%	N/A (4)	12/2017	—	(16)	—	—
Sneaker Villa, Inc.ˆ	One stop	L + 8.50%	10.00%	12/2017	4,260	4,219	0.6	4,217
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	752	727	0.1	727
Specialty Catalog Corp.(3)	One stop	L + 6.00%	N/A (4)	07/2017	—	(5)	—	—
Specialty Catalog Corp.	One stop	L + 6.00%	7.50%	07/2017	4,658	4,623	0.6	4,658
Vision Source L.P.	One stop	L + 6.00%	7.25%	08/2019	273	270	—	270
Vision Source L.P.*ˆ	One stop	L + 6.00%	7.00%	08/2019	17,759	17,645	2.4	17,671
					181,035	179,005	24.6	180,173
Telecommunications
Arise Virtual Solutions, Inc.(3)	One stop	L + 6.00%	N/A (4)	12/2018	—	(11)	—	—
Arise Virtual Solutions, Inc.*ˆ	One stop	L + 6.00%	7.25%	12/2018	13,869	13,753	1.9	13,869
Hosting.com Inc.(3)	Senior loan	L + 4.50%	N/A (4)	12/2017	—	(1)	—	—
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	12/2017	861	851	0.1	861
ITC Global, Inc.(3)	One stop	L + 6.75%	7.75%	07/2018	289	277	—	289
ITC Global, Inc.*	One stop	L + 6.75%	7.75%	07/2018	8,345	8,274	1.1	8,345
ITC Global, Inc.ˆ	One stop	L + 6.75%	7.75%	07/2018	1,423	1,411	0.2	1,423
					24,787	24,554	3.3	24,787
Textile and Leather
5.11, Inc.*ˆ	Senior loan	L + 5.00%	6.00%	02/2020	1,031	1,026	0.1	1,032
Southern Tide, LLC(3)	One stop	L + 6.75%	N/A (4)	06/2019	—	(8)	—	—
Southern Tide, LLCˆ	One stop	L + 6.75%	7.75%	06/2019	4,096	4,057	0.6	4,096
					5,127	5,075	0.7	5,128
Utilities
PowerPlan Consultants, Inc.(3)	Senior loan	L + 4.25%	N/A (4)	10/2018	—	(1)	—	—
PowerPlan Consultants, Inc.*ˆ	Senior loan	L + 4.25%	5.26%	10/2019	3,583	3,538	0.5	3,583
					3,583	3,537	0.5	3,583
Total debt investments United States					$1,309,570	$1,293,046	176.4%	$1,292,851
Fair Value as a percentage of Principal Amount								98.7%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Shares/ Contracts	Cost	Percentage of Net Assets	Fair Value
Equity Investments(9)(‘10)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.2%	$1,597
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	—	3
Whitcraft LLC	Common stock	N/A	N/A	N/A	1	670	0.1	409
Whitcraft LLC	Warrant	N/A	N/A	N/A	—	—	—	80
						2,471	0.3	2,089
Automobile
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	—	—	—	9
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	—	—	—	9
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	—	—	—	69
						—	—	87
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	57	746	0.2	1,038
C. J. Foods, Inc.	Common stock	N/A	N/A	N/A	157	157	—	157
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	8	816	0.1	908
Goode Seed Co-Invest, LLC	LLC units	N/A	N/A	N/A	356	356	0.1	408
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	445
Northern Brewer, LLC	LLC interest	N/A	N/A	N/A	438	362	—	8
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	—	166
Tate's Bake Shop, Inc.	LP interest	N/A	N/A	N/A	—	462	0.1	462
Uinta Brewing Company	LP interest	N/A	N/A	N/A	—	462	0.1	462
						4,102	0.7	4,054
Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	102	1,021	0.1	1,021
Containers, Packaging and Glass
Packaging Coordinators, Inc.	Common stock	N/A	N/A	N/A	25	2,065	0.3	2,536
Packaging Coordinators, Inc.	Common stock	N/A	N/A	N/A	48	1,563	0.3	2,212
						3,628	0.6	4,748
Diversified Conglomerate Manufacturing
Chase Industries, Inc.	Common stock	N/A	N/A	N/A	1	1,186	0.2	1,186
ICCN Acquisition Corp.	Preferred stock	N/A	N/A	N/A	—	162	—	172
ICCN Acquisition Corp.	Common stock	N/A	N/A	N/A	—	—	—	2
Oasis Outsourcing Holdings, Inc.	LLC interest	N/A	N/A	N/A	1,088	860	0.2	1,679
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	—	160	—	4
TIDI Products, LLC	LLC units	N/A	N/A	N/A	315	157	0.1	263
						2,525	0.5	3,306
Diversified Conglomerate Service
Daxko, LLC	LLC units	N/A	N/A	N/A	219	219	—	230
Marathon Data Operating Co., LLC	Preferred stock	N/A	N/A	N/A	1	264	0.1	604
Marathon Data Operating Co., LLC	Common stock	N/A	N/A	N/A	1	264	—	57
Navex Global, Inc.	LP interest	N/A	N/A	N/A	—	666	0.2	1,604
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	—	—
PC Helps Support, LLC	Preferred stock	N/A	N/A	N/A	—	61	—	70
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	263	0.1	275
						1,744	0.4	2,840

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Shares/ Contracts	Cost	Percentage of Net Assets	Fair Value
Electronics
ECI Acquisition Holdings, Inc.	Common stock	N/A	N/A	N/A	9	$873	0.1%	$966
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	1	567	0.1	567
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	235	6	—	6
						1,446	0.2	1,539
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,315	1,322	0.2	1,322
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	0.1	768
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	0.1	901
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	741	—	3
California Cryobank, LLC	Common stock	N/A	N/A	N/A	—	28	—	28
California Cryobank, LLC	Common stock	N/A	N/A	N/A	—	—	—	—
Certara L.P.	LP interest	N/A	N/A	N/A	—	635	0.1	679
Dialysis Newco, Inc.	LLC units	N/A	N/A	N/A	871	—	0.2	1,557
Encore Rehabilitation Services, LLC	LLC interest	N/A	N/A	N/A	270	270	0.1	783
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	—	102	—	124
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	—	4	—	31
Global Healthcare Exchange, LLC	Preferred stock	N/A	N/A	N/A	—	398	0.1	418
Hospitalists Management Group, LLC	Common stock	N/A	N/A	N/A	—	38	—	4
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	701	0.1	701
Northwestern Management Services, LLC	Common stock	N/A	N/A	N/A	3	3	—	49
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	—	249	0.1	285
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	83
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	—	85
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	183	0.1	883
Southern Anesthesia and Surgical	Common stock	N/A	N/A	N/A	487	487	0.1	697
Spear Education, LLC	Preferred stock	N/A	N/A	N/A	—	86	—	86
Spear Education, LLC	Common stock	N/A	N/A	N/A	1	1	—	1
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	554
Young Innovations, Inc.	Preferred stock	N/A	N/A	N/A	—	236	—	277
						5,673	1.2	8,997
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	35	—	213
Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	86	—	191
Investment Funds and Vehicles
Senior Loan Fund LLC(7)(8)	LLC interest	N/A	N/A	N/A	9,318	9,318	1.3	9,242

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Shares/ Contracts	Cost	Percentage of Net Assets	Fair Value
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	LLC interest	N/A	N/A	N/A	708	$713	—%	$43
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	712
Starplex Operating, L.L.C.	Common stock	N/A	N/A	N/A	1	183	—	241
Titan Fitness, LLC	Common stock	N/A	N/A	N/A	6	582	0.1	649
						2,190	0.2	1,645
Personal and Non-Durable Consumer Products
Hygenic Corporation, The	LP interest	N/A	N/A	N/A	1	61	—	116
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	757
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	—	148	—	225
						958	0.1	1,098
Personal Transportation
PODS Funding Corp. II	Warrant	N/A	N/A	N/A	271	—	0.2	1,599
Personal, Food and Miscellaneous Services
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	—	161	—	161
Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	—	145	—	178
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	0.1	245
						290	0.1	423
Retail Stores
Barcelona Restaurants, LLC(8)(11)	LP interest	N/A	N/A	N/A	1,996	1,996	0.4	3,080
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	747
Capital Vision Services, LLC	LLC interest	N/A	N/A	N/A	402	17	0.1	520
DentMall MSO, LLC	Common stock	N/A	N/A	N/A	2	—	—	—
DentMall MSO, LLC	Preferred stock	N/A	N/A	N/A	2	97	—	97
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	—	79
Marshall Retail Group LLC, The	Common stock	N/A	N/A	N/A	15	154	—	154
Paper Source, Inc.	LLC interest	N/A	N/A	N/A	8	1,387	0.2	1,417
PetPeople Enterprise, LLC	LP interest	N/A	N/A	N/A	889	889	0.1	889
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	199	945	0.2	1,430
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	511
Vision Source L.P.	Common stock	N/A	N/A	N/A	9	386	0.1	760
Vision Source L.P.	Common stock	N/A	N/A	N/A	—	—	—	—
						7,062	1.3	9,684
Telecommunications
ITC Global, Inc.	Preferred stock	N/A	N/A	N/A	17	311	0.1	311
Textiles and Leather
Southern Tide, LLC	LLC interest	N/A	N/A	N/A	2	191	—	191
Total equity investments United States						$44,534	7.5%	$54,761
Total United States						$1,337,580	183.9%	$1,347,612
Total Investments						$1,337,580	183.9%	$1,347,612

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
September 30, 2014
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Shares/ Contracts	Cost	Percentage of Net Assets	Fair Value
Cash, Restricted Cash and Cash Equivalents
Cash and Restricted Cash						$42,744	5.8%	$42,744
US Bank Money Market Account (cusip 9AMMF05B2)						37,199	5.1	37,199
Total Cash, Restricted Cash and Cash Equivalents						$79,943	10.9%	$79,943
Total Investments and Cash, Restricted Cash and Cash Equivalents						$1,417,523	194.80%	$1,427,555

*	Denotes that all or a portion of the loan secures the notes offered in the 2010 Debt Securitization (as defined in Note 7).
ˆ	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of September 30, 2014. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2014.
(3)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	The entire commitment was unfunded as of September 30, 2014. As such, no interest is being earned on this investment.
(5)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire one stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(6)	Loan was on non-accrual status as of September 30, 2014, meaning that the Company has ceased recognizing interest income on the loan.
(7)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control” this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the year ended September 30, 2014 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(8)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(9)	Non-income producing securities.
(10)	Ownership of certain equity investments may occur through a holding company or partnership.
(11)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as the Company along with affiliated entities owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the financial statements for transactions during the year ended September 30, 2014 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).

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

The Company’s investment strategy is to invest primarily in senior secured and one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), loans of U.S. middle-market companies. The Company may also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

Note 2. Significant Accounting Policies and Recent Accounting Updates

Basis of presentation:  The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 — Financial Services —  Investment Companies (“ASC Topic 946”).

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

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3.

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

Restricted cash and cash equivalents:  Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash is held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. In addition, restricted cash and cash equivalents include amounts held within the Company’s small business investment company (“SBIC”) subsidiaries. The amounts held within the SBICs are generally restricted to the originations of new loans from the SBICs and the payment of U.S. Small Business Administration (“SBA”) debentures and related interest expense.

Revenue recognition:

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For years ended September 30, 2015, 2014 and 2013, interest income included $9,002, $9,158 and $7,594, respectively, of accretion of discounts. For the years ended September 30, 2015, 2014 and 2013, the Company received loan origination fees of $12,922, $10,699 and $10,677, respectively. These loan origination fees are capitalized and amortized over the life of the loan as interest income.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2. Significant Accounting Policies and Recent Accounting Updates  – (continued)

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2015, 2014 and 2013, the Company recorded PIK income of $1,260, $1,813 and $1,946, respectively, and received PIK payments in cash of $465, $2,373 and $1,101, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the years ended September 30, 2015, 2014 and 2013, fee income included $2,035, $3,137 and $2,008 of prepayment premiums, respectively.

For the years ended September 30, 2015, 2014 and 2013, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $108,677, $96,612 and $72,728, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended September 30, 2015, 2014 and 2013, the Company recorded dividend income of $1,562, $1,766 and $2,197, respectively, and return of capital distributions of $128, $4,973 and $1,241, respectively.

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

Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $6,487 and $5 as of September 30, 2015 and 2014, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2015, 2014 and 2013, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through September 30, 2015. The 2012 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then stockholders who participate in the DRIP will have their cash distribution reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The Company may use newly issued shares under the guidelines of the DRIP (if the Company’s shares are trading at a premium to net asset value), or the Company may purchase shares in the open market in connection with the obligations under the plan. In particular, if the Company’s shares are trading at a significant discount to net asset value (“NAV”) and the Company is otherwise permitted under applicable law to purchase such shares, the Company intends to purchase shares in the open market in connection with any obligations under the DRIP.

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

Share Repurchase Plan:  The Company has a share repurchase program (the “Program”) which allows the Company to repurchase up to $50,000 of the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2015 and the Program may be implemented at the

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2. Significant Accounting Policies and Recent Accounting Updates  – (continued)

discretion of management. The shares may be purchased from time to time at prevailing market prices through open market transactions, including block transactions. The Company did not make any repurchases of its common stock during the years ended September 30, 2015 and 2014.

Deferred financing costs:  Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2015 and 2014, the Company had deferred financing costs of $7,624 and $9,515, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the years ended September 30, 2015, 2014 and 2013 was $4,506, $3,030 and $1,825, respectively.

Deferred offering costs:  Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of September 30, 2015 and 2014, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $174 and $247, respectively.

Accounting for derivative instruments:  The Company does not utilize hedge accounting and marks its derivatives, if any, to market through a net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations.

Recent accounting pronouncements:  In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In May 2015, FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2015 and early adoption is permitted. The Company has elected to adopt the ASU which did not have a material impact on the Company’s consolidated financial statements other than the enhanced disclosures around fair value measurements.

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

The base management fee is calculated at an annual rate equal to 1.375% of average adjusted gross assets at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 3. Related Party Transactions  – (continued)

arrears. Additionally, the Investment Adviser is voluntarily excluding assets funded with secured borrowing proceeds from the base management fee. The base management fee is adjusted, based on the actual number of day’s elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company.

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

For the years ended September 30, 2015 and 2014, the Income Incentive Fee incurred was $7,489 and $10,032, respectively.

For the year ended September 30, 2013, the Investment Adviser irrevocably waived $250 of the Incentive Fee resulting in the incurrence of an Income Incentive Fee of $9,844.

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

The Capital Gain Incentive Fee equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), which commenced with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. As of September 30, 2015, the Company’s “Capital Gain Incentive Fee Base” equals (1) the sum of (i) realized capital gains, if any, on a cumulative positive basis from the date the Company elected to become a BDC

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 3. Related Party Transactions  – (continued)

through the end of each calendar year, (ii) all realized capital losses on a cumulative basis, (iii) all unrealized capital depreciation on a cumulative basis less (2) all unamortized deferred financing costs, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

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

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the years ended September 30, 2015, 2014 and 2013 was $0. However, in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Since inception through September 30, 2015, the Company has not made any Capital Gain Incentive Fee payments. For the years ended September 30, 2015 and 2014, the Company accrued a capital gain incentive fee under GAAP of $2,737 and $96, respectively. For the year September 30, 2013, the Company did not accrue a capital gain incentive fee under GAAP.

The sum of the Income Incentive Fee and the Capital Gain Incentive Fee is the “Incentive Fee.”

Administration Agreement:  Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides the Company with clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company’s day-to-day operations. GBDC reimburses the Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and GBDC’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

Included in accounts payable and accrued expenses is $606 and $548 as of September 30, 2015 and 2014, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the years ended September 30, 2015, 2014 and 2013 were $960, $1,388 and $970, respectively.

As of September 30, 2015 and 2014, included in accounts payable and accrued expenses were $554 and $156, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

During the year ended September 30, 2015 the Company sold $288,971 of investments and unfunded commitments to SLF at fair value and recognized $2,083 of net realized gains. The Company did not sell any investments or unfunded commitments to SLF during the years ended September 30, 2014 and 2013.

Note 4. Investments

Investments consisted of the following:

	As of September 30, 2015			As of September 30, 2014
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$199,573	$197,189	$197,329	$268,136	$265,042	$262,859
One stop	1,153,450	1,137,654	1,134,222	952,359	939,765	940,729
Second lien	39,924	39,464	39,774	59,902	59,086	59,964
Subordinated debt	1,707	1,707	1,715	3,584	3,564	3,710
Subordinated notes in SLF(1)	76,563	76,563	76,563	25,589	25,589	25,589
LLC equity interests in SLF(1)	N/A	23,222	22,373	N/A	9,318	9,242
Equity	N/A	41,515	57,808	N/A	35,216	45,519
Total	$1,471,217	$1,517,314	$1,529,784	$1,309,570	$1,337,580	$1,347,612

(1)	SLF’s proceeds from the subordinated notes and LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.

The following tables show the portfolio composition by geographic region at cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of September 30, 2015		As of September 30, 2014
Cost:
United States
Mid-Atlantic	$400,538	26.4%	$306,582	22.9%
Midwest	288,923	19.0	274,923	20.6
West	245,455	16.2	288,915	21.6
Southeast	376,243	24.8	283,935	21.2
Northeast	113,441	7.5	67,120	5.0
Southwest	92,714	6.1	116,105	8.7
Total	$1,517,314	100.0%	$1,337,580	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

	As of September 30, 2015		As of September 30, 2014
Fair Value:
United States
Mid-Atlantic	$395,779	25.9%	$302,159	22.4%
Midwest	292,826	19.1	278,527	20.7
West	250,264	16.4	291,587	21.6
Southeast	376,653	24.6	288,565	21.4
Northeast	118,738	7.8	68,851	5.1
Southwest	95,524	6.2	117,923	8.8
Total	$1,529,784	100.0%	$1,347,612	100.0%

The industry compositions of the portfolio at cost and fair value were as follows:

	As of September 30, 2015		As of September 30, 2014
Cost:
Aerospace and Defense	$87,245	5.7%	$75,696	5.6%
Automobile	15,451	1.0	14,630	1.1
Banking	17,059	1.1	17,292	1.3
Beverage, Food and Tobacco	133,352	8.8	119,912	9.0
Broadcasting and Entertainment	1,485	0.1	—	—
Buildings and Real Estate	31,039	2.0	28,502	2.1
Cargo Transport	—	—	1,942	0.1
Chemicals, Plastics and Rubber	6,166	0.4	—	—
Containers, Packaging and Glass	31,429	2.1	31,136	2.3
Diversified Conglomerate Manufacturing	66,939	4.4	73,053	5.5
Diversified Conglomerate Service	209,454	13.8	167,034	12.5
Electronics	134,487	8.9	107,274	8.0
Finance	10,056	0.7	13,059	1.0
Grocery	21,670	1.4	18,056	1.3
Healthcare, Education and Childcare	227,871	15.0	224,961	16.8
Home and Office Furnishings, Housewares and Durable Consumer	25,102	1.7	6,897	0.5
Insurance	31,407	2.1	19,547	1.5
Investment Funds and Vehicles	99,785	6.6	34,907	2.6
Leisure, Amusement, Motion Pictures and Entertainment	60,696	4.0	55,126	4.1
Mining, Steel, Iron and Non-Precious Metals	4,968	0.3	5,136	0.4
Oil and Gas	1,241	0.1	1,310	0.1
Personal and Non-Durable Consumer Products	35,021	2.3	32,065	2.4
Personal, Food and Miscellaneous Services	49,873	3.3	39,815	3.0
Personal Transportation	—	—	—	—
Printing and Publishing	32,791	2.2	30,495	2.3
Retail Stores	170,100	11.2	186,067	13.9
Telecommunications	2,315	0.2	24,865	1.9
Textiles and Leather	5,195	0.3	5,266	0.4
Utilities	5,117	0.3	3,537	0.3
Total	$1,517,314	100.0%	$1,337,580	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

	As of September 30, 2015		As of September 30, 2014
Fair Value:
Aerospace and Defense	$84,370	5.5%	$74,470	5.5%
Automobile	15,627	1.0	14,546	1.1
Banking	17,177	1.1	17,245	1.3
Beverage, Food and Tobacco	135,937	8.9	119,610	8.9
Broadcasting and Entertainment	1,496	0.1	—	—
Buildings and Real Estate	31,277	2.0	28,703	2.1
Cargo Transport	—	—	1,923	0.1
Chemicals, Plastics and Rubber	6,241	0.4	—	—
Containers, Packaging and Glass	32,553	2.1	32,500	2.4
Diversified Conglomerate Manufacturing	67,337	4.4	74,058	5.5
Diversified Conglomerate Service	212,411	13.9	170,397	12.6
Electronics	136,161	8.9	108,695	8.1
Finance	10,290	0.7	10,530	0.8
Grocery	21,843	1.4	18,267	1.3
Healthcare, Education and Childcare	228,136	14.9	227,144	16.8
Home and Office Furnishings, Housewares and Durable Consumer	23,750	1.6	5,241	0.4
Insurance	31,694	2.1	19,844	1.5
Investment Funds and Vehicles	98,936	6.5	34,830	2.6
Leisure, Amusement, Motion Pictures and Entertainment	59,032	3.9	53,922	4.0
Mining, Steel, Iron and Non-Precious Metals	4,999	0.3	5,182	0.4
Oil and Gas	1,256	0.1	1,325	0.1
Personal and Non-Durable Consumer Products	36,119	2.4	32,620	2.4
Personal, Food and Miscellaneous Services	50,629	3.3	40,194	3.0
Personal Transportation	—	—	1,599	0.1
Printing and Publishing	33,019	2.2	30,910	2.3
Retail Stores	176,633	11.5	189,857	14.1
Telecommunications	2,294	0.1	25,098	1.9
Textiles and Leather	5,271	0.3	5,319	0.4
Utilities	5,296	0.4	3,583	0.3
Total	$1,529,784	100.0%	$1,347,612	100.0%
Senior Loan Fund LLC:

The Company co-invests with RGA Reinsurance Company (“RGA”) in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of each of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). SLF may cease making new investments upon notification of either representative but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described in Note 6.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

SLF is capitalized with subordinated notes and LLC equity interest subscriptions from its members. As of September 30, 2015, the Company and RGA owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests. Additionally, SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”), which, as of September 30, 2015, allowed SLF II to borrow up to $300,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

As of September 30, 2015 and 2014, SLF had the following commitments from its members:

	As of September 30, 2015		As of September 30, 2014
	Committed	Funded	Committed	Funded
Subordinated note commitments(1)	$160,000	$87,500	$100,000	$29,245
LLC equity commitments(1)	40,000	26,540	25,000	9,318
Total	$200,000	$114,040	$125,000	$38,563

(1)	Commitments presented are combined for the Company and RGA.

As of September 30, 2015 and 2014, SLF had total assets at fair value of $325,859 and $107,228, respectively. As of September 30, 2015 and 2014, SLF did not have any investments on non-accrual status. The portfolio companies in SLF are in industries similar to those in which the Company may invest directly. Additionally, as of September 30, 2015 and 2014, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $30,840 and $10,136, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of September 30, 2015 and 2014:

	As of September 30,
	2015	2014
Senior secured loans(1)	$320,583	$103,695
Weighted average current interest rate on senior secured loans(2)	5.8%	5.2%
Number of borrowers in SLF	62	31
Largest loan to a single borrower(1)	$12,734	$8,229
Total of five largest loans to borrowers(1)	$59,917	$31,132

(1)	At principal/par amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal/par amount.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

SLF Loan Portfolio as of September 30, 2015

Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
1011778 B.C. ULC (New Red Finance/Burger King)	Beverage, Food and Tobacco	Senior loan	12/2021	3.8%		$2,271	$2,264
5.11, Inc.(3)	Textiles and Leather	Senior loan	02/2020	6.0		3,162	3,172
Acosta, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	4.3		2,978	2,938
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,965	1,951
Aderant North America, Inc.	Diversified/Conglomerate Service	Senior loan	12/2018	5.3		4,195	4,195
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		6,946	6,807
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		475	460
Advanced Pain Management Holdings, Inc.(4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A	(5)	—	(23)
Affordable Care Inc.	Personal, Food and Miscellaneous Services	Senior loan	12/2018	5.5		3,976	3,976
Aimbridge Hospitality, LLC	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		5,204	5,204
ARG IH Corporation	Beverage, Food and Tobacco	Senior loan	11/2020	4.8		4,370	4,385
Arise Virtual Solutions, Inc.(3)(4)	Telecommunications	Senior loan	12/2018	N/A	(5)	—	(23)
Arise Virtual Solutions, Inc.(3)	Telecommunications	Senior loan	12/2018	6.8		11,729	11,494
Atkins Nutritionals, Inc(3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		5,872	5,879
Atrium Innovations	Personal and Non Durable Consumer Products	Senior loan	02/2021	4.3		3,520	3,336
BJ’s Wholesale Club, Inc.	Retail Stores	Senior loan	09/2019	4.5		2,957	2,934
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,895	1,729
Brickman Group Ltd. LLC	Farming and Agriculture	Senior loan	12/2020	4.0		1,980	1,954
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.4		5,630	5,630
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.4		696	696
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	5.8		4,417	4,401
Connect Merger Sub, Inc.	Telecommunications	Senior loan	04/2020	4.8		3,935	3,820
CPI Buyer, LLC (Cole-Parmer)(3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,955	5,925
Curo Health Services LLC(3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		5,970	5,990
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0		10,251	10,046
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0		1,000	946
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior loan	04/2021	4.5		2,469	2,470
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5		4,614	4,384
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	6.8		96	43
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2017	5.0		2,245	2,245
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	01/2020	6.8		5,612	5,591
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,960	3,769
GSDM Holdings Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2019	5.3		1,782	1,782
Hygenic Corporation, The(3)	Personal and Non Durable Consumer Products	Senior loan	10/2020	6.0		4,515	4,515
Integrated Supply Network, LLC(3)	Automobile	Senior loan	02/2020	6.3		12,000	12,000
Integrated Supply Network, LLC(3)	Automobile	Senior loan	02/2020	6.9		734	734
Joerns Healthcare, LLC	Healthcare, Education and Childcare	Senior loan	05/2020	6.2		9,696	9,647
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		6,906	6,906

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

SLF Loan Portfolio as of September 30, 2015 – (continued)

Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		$254	$254
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3		3,865	3,749
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3		183	177
K&N Engineering, Inc.(3)(4)	Automobile	Senior loan	07/2019	N/A	(5)	—	(6)
Mister Car Wash Holdings, Inc.	Automobile	Senior loan	08/2021	5.0		2,970	2,971
National Veterinary Associates, Inc.	Personal, Food and Miscellaneous Services	Senior loan	08/2021	4.8		990	991
Netsmart Technologies, Inc.(3)	Diversified/Conglomerate Service	Senior loan	02/2019	6.3		10,448	10,448
Netsmart Technologies, Inc.(3)	Diversified/Conglomerate Service	Senior loan	02/2019	7.5		231	231
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3		3,912	3,912
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	7.0		147	147
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3		47	47
Octane Fitness, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	10/2018	6.5		7,718	7,718
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.8		2,037	2,037
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.9		292	292
Pasternack Enterprises, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	12/2017	6.3		1,044	1,044
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,975	1,580
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5		5,955	5,955
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5		646	646
PowerPlan Holdings, Inc.(3)	Utilities	Senior loan	02/2022	6.3		12,000	12,000
Premise Health Holding Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		11,921	11,921
Premise Health Holding Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		283	283
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0		6,272	6,209
Reliant Pro ReHab, LLC(3)	Healthcare, Education and Childcare	Senior loan	06/2017	6.0		4,225	4,225
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	5.0		3,758	3,758
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		71	71
Rubio’s Restaurants, Inc(3)	Retail Stores	Senior loan	11/2018	6.0		5,095	5,095
Rug Doctor LLC(3)	Personal and Non Durable Consumer Products	Senior loan	12/2016	6.3		9,769	9,769
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	6.0		3,935	3,891
SEI, Inc.	Electronics	Senior loan	07/2021	5.8		8,799	8,711
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0		7,930	7,930
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3		960	960
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3		75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3		75	75
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0		5,960	5,960
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0		500	500
Syncsort Incorporated(3)	Electronics	Senior loan	03/2019	5.8		8,860	8,860
Systems Maintenance Services Holding, Inc.(3)	Electronics	Senior loan	10/2019	5.0		2,415	2,415

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

SLF Loan Portfolio as of September 30, 2015 – (continued)

Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal/ Par Amount	Fair Value(2)
Take 5 Oil Change, L.L.C.	Automobile	Senior loan	07/2018	6.3	$6,647	$6,647
Take 5 Oil Change, L.L.C.	Automobile	Senior loan	07/2018	6.3	187	187
Tate’s Bake Shop, Inc.	Beverage, Food and Tobacco	Senior loan	08/2019	5.8	2,978	2,978
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	4,651	4,651
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	5.5	4,545	4,545
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,954	2,516
WII Components, Inc.(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	07/2018	5.3	3,008	3,008
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	4,018	4,018
					$320,583	$317,623

(1)	Represents the weighted average annual current interest rate as of September 30, 2015. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with Accounting Standards Codification, or ASC, Topic 820 — Fair Value Measurements and Disclosures, or ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.
(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.
(4)	The negative fair value is the result of the unfunded commitment being valued below par.
(5)	The entire commitment was unfunded at September 30, 2015. As such, no interest is being earned on this investment.

SLF Loan Portfolio as of September 30, 2014

Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal/ Par Amount	Fair Value(2)
5.11, Inc.(3)	Textiles and Leather	Senior Loan	02/2020	6.0%	$3,290	$3,294
ACTIVE Network, Inc.	Electronics	Senior Loan	11/2020	5.5	1,985	1,975
ARG IH Corporation(3)	Beverage, Food and Tobacco	Senior Loan	11/2020	4.8	2,151	2,152
Atrium Innovations	Personal and Non Durable Consumer Products	Senior Loan	02/2021	4.3	3,556	3,498
BJ’s Wholesale Club, Inc.	Retail Stores	Senior Loan	09/2019	4.5	2,985	2,944
Blue Coat Systems, Inc.	Electronics	Senior Loan	05/2019	4.0	1,990	1,958
BMC Software, Inc.	Electronics	Senior Loan	09/2020	5.0	1,915	1,886
Brasa (Holdings) Inc.	Personal, Food and Miscellaneous Services	Senior Loan	07/2019	5.0	8,229	8,215
Connect Merger Sub, Inc.	Telecommunications	Senior Loan	04/2020	4.8	3,975	3,943
Dell, Inc.	Electronics	Senior Loan	04/2020	4.5	1,985	1,974
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior Loan	04/2021	4.5	2,494	2,491
Diversified Foodservice Supply, Inc.(3)	Beverage, Food and Tobacco	Senior Loan	12/2018	5.8	4,194	4,194
El Pollo Loco Inc.(3)	Personal, Food and Miscellaneous Services	Senior Loan	10/2018	5.3	4,740	4,758
Federal-Mogul Corporation	Automobile	Senior Loan	04/2021	4.8	4,000	3,972
GSDM Holdings Corp.(3)	Healthcare, Education and Childcare	Senior Loan	06/2019	5.3	1,800	1,800
Nuveen Investments, Inc.	Finance	Senior Loan	05/2017	4.2	3,000	2,997
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8	2,058	2,058
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	11/2018	5.8	468	468
Paradigm Management Services, LLC(3)	Healthcare, Education and Childcare	Senior Loan	01/2019	5.5	6,247	6,247

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

SLF Loan Portfolio as of September 30, 2014 – (continued)

Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
Payless ShoeSource, Inc.	Retail Stores	Senior Loan	03/2021	5.0		$1,995	$1,925
Plano Molding Company, LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	10/2018	5.3		1,827	1,827
Print Payroll Services, LLC	Diversified Conglomerate Service	Senior Loan	06/2019	5.6		2,950	2,950
Rug Doctor LLC(3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3		4,939	4,939
Rug Doctor LLC(3)	Personal and Non Durable Consumer Products	Senior Loan	12/2016	6.3		428	428
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior Loan	10/2020	4.3		3,975	3,905
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	5.0		6,324	6,324
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior Loan	05/2018	5.5		970	970
Syncsort Incorporated(3)	Electronics	Senior Loan	03/2019	5.8		4,966	4,966
Systems Maintenance Services Holding, Inc.(3)	Electronics	Senior Loan	10/2019	5.0		2,439	2,439
Take 5 Oil Change, L.L.C.(3)	Automobile	Senior Loan	07/2018	6.3		1,429	1,429
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		3,461	3,461
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	6.8		386	386
U.S. Water Services, Inc.	Utilities	Senior Loan	08/2018	5.8		165	165
W3 Co.	Oil and Gas	Senior Loan	03/2020	5.8		2,985	2,981
WII Components, Inc.(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	07/2018	5.5		3,394	3,378
WII Components, Inc.(3)(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	07/2018	N/A	(5)	—	(1)
						$103,695	$103,296

(1)	Represents the weighted average annual current interest rate as of September 30, 2014. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also held a portion of the first lien senior secured loan in this portfolio company as of September 30, 2014.
(4)	The negative fair value is the result of the unfunded commitment being valued below par.
(5)	The entire commitment was unfunded at September 30, 2014. As such, no interest is being earned on this investment.

The Company has committed to fund $140,000 of subordinated notes and $35,000 of LLC equity interest subscriptions to SLF. The amortized cost and fair value of the subordinated notes held by the Company was $76,563 and $76,563, respectively, as of September 30, 2015, and $25,589 and $25,589, respectively, as of September 30, 2014. As of September 30, 2015, the subordinated notes pay a weighted average interest rate of three-month London Interbank Offered Rate (“LIBOR”) plus 8.0%. For the years ended September 30, 2015 and 2014, the Company earned interest income on the subordinated notes of $3,735 and $1,947, respectively. As of September 30, 2015 and 2014, $23,222 and $9,318 of the Company’s LLC equity interest subscriptions had been called and contributed. For the years ended September 30, 2015 and 2014, the Company received $1,350 and $518 in dividend income from the LLC equity interests.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)

See below for certain summarized financial information for SLF as of and for the year ended September 30, 2015 and 2014.

	As of September 30,
	2015	2014
Selected Balance Sheet Information, at fair value
Investments, at fair value	$317,623	$103,296
Cash and other assets	8,236	3,932
Total assets	$325,859	$107,228
Senior credit facility	$212,300	$66,600
Other liabilities	489	822
Total liabilities	212,789	67,422
Subordinated notes and members’ equity	113,070	39,806
Total liabilities and net assets	$325,859	$107,228

	Years ended September 30,
	2015	2014
Selected Statement of Operations Information:
Interest income	$10,906	$3,834
Fee income	4	4
Total investment income	10,910	3,838
Interest expense	7,701	3,207
Administrative service fee	249	139
Management and incentive fees	—	—
Other expenses	103	92
Total expenses	8,053	3,438
Net investment income	2,857	400
Net realized gains (losses) on investments	9	—
Net change in unrealized appreciation (depreciation) on investments, subordinated notes and secured borrowings	(2,206)	(98)
Net increase (decrease) in net assets	$660	$302

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5. Transactions with Affiliated Companies

An affiliated company is generally a company in which the Company owns 5% or more of its voting securities. A controlled affiliate is generally a company in which the Company owns more than 25% of the other company’s outstanding voting securities. Transactions related to our investments with both controlled and non-controlled affiliates for the year ended September 30, 2015 were as follows:

Portfolio Company	Fair value at September 30, 2014	Purchases (cost)	Redemptions (cost)	Sales (cost)	Discount accretion	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair value at September 30, 2015	Interest and fee income	Dividend income
Controlled Affiliates
Senior Loan Fund LLC*	$34,831	$64,878	$—	$—	$—	$—	$(773)	$98,936	$3,735	$1,350
Non-Controlled Affiliates
Barcelona Restaurants, LLC	3,080	—	—	—	—	—	2,443	5,523	—	—
Total Controlled and Non-Controlled Affiliates	$37,911	$64,878	$—	$—	$—	$—	$1,670	$104,459	$3,735	$1,350

*	Together with RGA, the Company co-invests through SLF. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owns more than 25% of the voting securities of SLF, the Company does not believe that it has control over SLF for purposes of the 1940 Act or otherwise.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Fair Value Measurements  – (continued)

measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2015, 2014 and 2013. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2015 and 2014, with the exception of money market funds included in cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV per share, were valued using Level 3 inputs of the fair value hierarchy.

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

All secured borrowings as of September 30, 2015 and 2014 were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

The following tables present fair value measurements of the Company’s investments and secured borrowings and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2015 and 2014:

As of September 30, 2015:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,449,603	$1,449,603
Equity investments(1)	—	—	57,808	57,808
Money market funds(1)(2)	77,346	—	—	77,346
Investment measured at NAV(3)(4)	—	—	—	22,373
Total Assets:	$77,346	$—	$1,507,411	$1,607,130
Secured borrowings:	$—	$—	$355	$355

As of September 30, 2014:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,292,851	$1,292,851
Equity investments(1)	—	—	45,519	45,519
Money market funds(1)(2)	37,199	—	—	37,199
Investment measured at NAV(3)(4)	—	—	—	9,242
Total Assets:	$37,199	$—	$1,338,370	$1,384,811
Secured borrowings:	$—	$—	$389	$389

(1)	Refer to the consolidated schedules of investments for further details.
(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated statements of financial condition.
(3)	Certain investments that are measured at fair value using the NAV per share have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of financial condition.
(4)	Investment includes the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been estimated using the NAV of the Company’s ownership interest in members’ capital.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Fair Value Measurements  – (continued)

The net change in unrealized appreciation (depreciation) for the years ended September 30, 2015, 2014 and 2013 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held at the end of year was $10,064, $6,224 and $6,977, respectively.

The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the years ended September 30, 2015 and 2014:

	Year ended September 30, 2015
	Debt Investments	Equity Investments	Total Investments	Secured borrowings
Fair value, beginning of period	$1,292,851	$45,519	$1,338,370	$389
Net change in unrealized appreciation (depreciation) on investments	(2,782)	5,993	3,211	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	(2)
Realized gain (loss) on investments	(1,030)	10,384	9,354	—
Fundings of revolving loans, net	1,365	—	1,365	—
Fundings of investments	834,708	9,535	844,243	—
PIK interest	941	—	941	—
Proceeds from principal payments and sales of portfolio investments	(685,452)	(13,623)	(699,075)	—
Proceeds from secured borrowings	—	—	—	—
Repayments on secured borrowings	—	—	—	(34)
Amortization of discount and premium	9,002	—	9,002	2
Fair value, end of period	$1,449,603	$57,808	$1,507,411	$355

	Year ended September 30, 2014
	Debt Investments	Equity Investments	Total Investments	Secured borrowings
Fair value, beginning of period	$990,172	$33,704	$1,023,876	$8,809
Net change in unrealized appreciation (depreciation) on investments	(2,488)	6,090	3,602	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	(121)
Realized gain (loss) on investments	(4,434)	9,818	5,384	—
Fundings of revolving loans, net	(288)	—	(288)	—
Fundings of investments	854,964	13,632	868,596	—
PIK interest	(69)	—	(69)	—
Proceeds from principal payments and sales of portfolio investments	(554,164)	(17,725)	(571,889)	—
Proceeds from secured borrowings	—	—	—	29,518
Repayments on secured borrowings	—	—	—	(38,081)
Amortization of discount and premium	9,158	—	9,158	264
Fair value, end of period	$1,292,851	$45,519	$1,338,370	$389

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Fair Value Measurements  – (continued)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments and secured borrowings as of September 30, 2015 and 2014.

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of September 30, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)(2)	$153,205	Market rate approach	Market interest rate	4.0% – 25.3% (6.5%)
		Market comparable companies	EBITDA multiples	4.0x – 17.5x (11.7x)
Subordinated Notes of SLF	$76,563	Discounted cash flow analysis	Discount rate	8.2%
One stop loans(1)(3)(4)	$1,085,189	Market rate approach	Market interest rate	5.0% – 24.0% (7.8%)
		Market comparable companies	EBITDA multiples(5)	4.5x – 40.0x (10.9x)
			Revenue multiples(5)	2.1x – 5.0x (3.6x)
Subordinated and second lien loans(1)(6)	$20,444	Market rate approach	Market interest rate	9.0% – 14.6% (9.5%)
		Market comparable companies	EBITDA multiples	7.5x – 16.0x (12.5x)
Equity securities(7)	$57,808	Market comparable companies	EBITDA multiples(8)	4.0x – 40.0x (10.9x)
			Revenue multiples(8)	2.1x – 5.0x (3.0x)
Liabilities:
Secured borrowings(9)	$355	Market rate approach	Market interest rate	6.0%
		Market comparable companies	EBITDA multiples	30.0x

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2015 was determined using the market rate approach.
(2)	Excludes $44,124 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(3)	Excludes $42,546 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(4)	Excludes $6,487 of non-accrual loans at fair value, which the Company valued on a liquidation basis.
(5)	The Company valued $996,998 and $88,191 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(6)	Excludes $21,045 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6. Fair Value Measurements  – (continued)

(7)	Excludes $22,373 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.
(8)	The Company valued $54,965 and $2,843 of equity investments using EBITDA and revenue multiples, respectively.
(9)	The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2015 was determined using the market rate approach.

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of September 30, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)(2)(3)	$227,431	Market rate approach	Market interest rate	4.5% – 33.8% (7.3%)
		Market comparable companies	EBITDA multiples(4)	5.0x – 14.8x (9.1x)
			Revenue multiples(4)	0.8x – 4.3x (3.1x)
Subordinated Notes of SLF	$25,589	Discounted cash flow analysis	Discount rate	8.0%
One stop loans(1)(5)(6)	$883,582	Market rate approach	Market interest rate	5.0% – 43.3% (8.2%)
		Market comparable companies	EBITDA multiples(7)	5.5x – 30.0x (9.8x)
			Revenue multiples(7)	2.8x – 11.0x (6.1x)
Subordinated and second lien loans(8)	$42,418	Market rate approach	Market interest rate	9.0% – 12.0% (8.9%)
		Market comparable companies	EBITDA multiples	9.0x – 16.3x (12.4x)
Equity securities(9)	$45,519	Market comparable companies	EBITDA multiples(10)	4.5x – 18.0x (10.0x)
			Revenue multiples(10)	2.8x – 3.8x (3.5x)
Liabilities:
Secured borrowings(11)	$389	Market rate approach	Market interest rate	6.0%
		Market comparable companies	EBITDA multiples	30.0x

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2014 was determined using the market rate approach.
(2)	Excludes $35,423 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(3)	Excludes $5 of non-accrual loans at fair value, which the Company valued on a liquidation basis.

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

The following are the carrying values and fair values of the Company’s debt as of September 30, 2015 and 2014.

	As of September 30, 2015		As of September 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$813,250	$815,087	$697,150	$693,869

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Borrowings  – (continued)

increased investment flexibility but also increases its risks related to leverage. As of September 30, 2015, the Company’s asset coverage for borrowed amounts was 237.3%.

Debt Securitizations:  On July 16, 2010, the Company completed a $300,000 term debt securitization, which was subsequently increased to $350,000 (as amended, “2010 Debt Securitization”). The notes (“2010 Notes”) offered in the 2010 Debt Securitization were issued by the 2010 Issuer, a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A 2010 Notes and Class B 2010 Notes are secured by the assets held by the 2010 Issuer. The 2010 Debt Securitization consists of $203,000 of Aaa/AAA Class A 2010 Notes, $12,000 face amount of Class B 2010 Notes and $135,000 face amount of Subordinated 2010 Notes that do not bear interest. In partial consideration for the loans transferred to the 2010 Issuer as part of the 2010 Debt Securitization, Holdings retained all of the Class B and Subordinated 2010 Notes totaling $10,000 and $116,000, respectively, and all of the membership interests in the 2010 Issuer, which Holdings initially purchased for two hundred and fifty dollars. The Class A and Class B 2010 Notes are included in the September 30, 2015 and 2014 consolidated statements of financial condition as debt of the Company.

On June 25, 2015, the Company and the 2010 Issuer further amended the 2010 Debt Securitization to, among other things, (a) extend the reinvestment period two years to July 20, 2017, (b) make certain modifications for purposes of compliance with the loan securitization exclusion of the Volcker Rule and (c) modify the computation of the weighted average life test which relates to the loans securing the 2010 Notes.

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

As of September 30, 2015 and 2014, there were 78 and 85 portfolio companies with a total fair value of $310,622 and $337,763, respectively, securing the 2010 Notes. The pool of loans in the 2010 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2010 Debt Securitization is based on three-month LIBOR, which as of September 30, 2015 was 0.3%. For the years ended September 30, 2015, 2014 and 2013, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the year ended September 30,
	2015	2014	2013
Stated interest expense	$4,439	$4,346	$4,393
Amortization of debt issuance costs	931	707	588
Total interest and other debt financing expenses	$5,370	$5,053	$4,981
Cash paid for interest expense	$4,404	$4,285	$4,597
Average stated interest rate	2.1%	2.0%	2.3%
Average outstanding balance	$215,000	$213,356	$192,115

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Borrowings  – (continued)

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A and B 2010 Notes are as follows:

Description	Class A 2010 Notes	Class B 2010 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$203,000	$12,000
Moody’s Rating	“Aaa”	“Aa”
S&P Rating	“AAA”	“AA”
Interest Rate	LIBOR + 1.74%	LIBOR + 2.40%
Stated Maturity	July 20, 2023	July 20, 2023

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversifed portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization consists of $191,000 of Aaa/AAA Class A-1 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received $119,069 of LLC equity interests in the 2014 Issuer. The Company retained all of the Class C 2014 Notes and LLC equity interests totaling $37,500 and $119,069, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the September 30, 2015 and 2014 consolidated statements of financial condition as debt of the Company. As of September 30, 2015 and 2014, the Class C 2014 Notes and LLC equity interests were eliminated in consolidation.

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

As of September 30, 2015 and 2014, there were 71 and 69 portfolio companies with a total fair value of $382,077 and $371,764, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR, which as of September 30, 2015 was 0.3%. For the years ended September 30, 2015, 2014 and 2013, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the year ended September 30,
	2015	2014	2013
Stated interest expense	$5,213	$1,653	N/A
Amortization of debt issuance costs	638	205	N/A
Total interest and other debt financing expenses	$5,851	$1,858	N/A
Cash paid for interest expense	$5,906	$—	N/A
Average stated interest rate	2.1%	2.1%	N/A
Average outstanding balance	$246,000	$79,529	N/A

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Borrowings  – (continued)

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1, A-2 and B 2014 Notes are as follows:

Description	Class A-1 2014 Notes	Class A-2 2014 Notes	Class B 2014 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$191,000	$20,000	$35,000
Moody’s Rating	“Aaa”	“Aaa”	“Aa2”
S&P Rating	“AAA”	“AAA”	“AA”
Interest Rate	LIBOR + 1.75%	LIBOR + 1.45%(1)	LIBOR + 2.50%
Stated Maturity	April 25, 2026	April 25, 2026	April 25, 2026

(1)	The Class A-2 2014 Notes bear interest at three-month LIBOR plus 1.45% through December 4, 2015 and three-month LIBOR plus 1.95% thereafter.

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

The licenses allow the SBICs to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to GBDC, have interest payable semiannually and a ten-year maturity. The interest rate is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $225,000 and the maximum amount that may be issued by a single SBIC licensee is $150,000. SBIC IV and SBIC V may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of September 30, 2015, SBIC IV and SBIC V had $150,000 and $75,000 of outstanding SBA-guaranteed debentures, respectively that mature between March 2021 and September 2025. As of September 30, 2014, SBIC IV and SBIC V had $150,000 and $58,750 of outstanding SBA-guaranteed debentures, respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Borrowings  – (continued)

The interest rate on $225,000 of outstanding debentures as of September 30, 2015 is fixed at an average annualized interest rate of 3.7%. For the years ended September 30, 2015, 2014 and 2013, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the year ended September 30,
	2015	2014	2013
Stated interest expense	$7,749	$6,982	$4,673
Amortization of debt issuance costs	1,954	1,261	701
Total interest and other debt financing expenses	$9,703	$8,243	$5,374
Cash paid for interest expense	$7,722	$6,772	$4,581
Average stated interest rate	3.6%	3.5%	3.2%
Average outstanding balance	$213,516	$198,905	$144,671

Revolving Credit Facility:  On July 21, 2011, Funding, a wholly owned subsidiary of the Company, entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which as of September 30, 2015, allowed Funding to borrow up to $200,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Borrowings  – (continued)

As of September 30, 2015 and 2014, the Company had outstanding debt under the Credit Facility of $127,250 and $27,400, respectively. For the years ended September 30, 2015 and 2014, the Company had borrowings on the Credit Facility of $486,950 and $537,400 and repayments on the Credit Facility of $387,100 and $539,600, respectively. For the years ended September 30, 2015, 2014 and 2013, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the year ended September 30,
	2015	2014	2013
Stated interest expense	$1,934	$2,335	$1,014
Facility fees	616	644	440
Amortization of debt issuance costs	789	816	535
Total interest and other debt financing expenses	$3,339	$3,795	$1,989
Cash paid for interest expense and facility fees	$2,393	$2,985	$1,456
Average stated interest rate	2.5%	2.4%	2.4%
Average outstanding balance	$78,051	$95,649	$42,057

Revolver:  On November 22, 2013, Revolver Funding, a wholly owned subsidiary of GBDC, entered into a $15,000 revolving line of credit (as amended, the “Revolver”), which could have been increased up to $30,000, with The PrivateBank and Trust Company (“PrivateBank”). On October 21, 2015, the Company and Revolver Funding terminated the Revolver. Refer to Note 14 for additional disclosure.

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

The Revolver was collateralized by all of the assets held by Revolver Funding. Both GBDC and Revolver Funding made customary representations and warranties and were required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Revolver is subject to the leverage restrictions contained in the 1940 Act. In addition, the Company pays a fee of 0.25% per annum on any unused portion of the Revolver.

As of September 30, 2015, the Company had $0 outstanding debt under the Revolver. For year ended September 30, 2015, the Company had borrowings of $0 and repayments of $0 on the Revolver. For the years ended September 30, 2015, 2014 and 2013, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the year ended September 30,
	2015	2014	2013
Stated interest expense	$—	$7	N/A
Facility fees	38	32	N/A
Amortization of debt issuance costs	194	43	N/A
Total interest and other debt financing expenses	$232	$82	N/A
Cash paid for interest expense and facility fees	$38	$39	N/A
Average stated interest rate	N/A%	3.8%	N/A
Average outstanding balance	$—	$185	N/A

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7. Borrowings  – (continued)

The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility and Revolver) for the years ended September 30, 2015, 2014 and 2013 was $752,567, $587,624 and $378,843, respectively.

For the years ended 2015, 2014 and 2013, the effective average annual interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.3%, 3.2% and 3.3%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2015 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2010 Debt Securitization	$215,000	$—	$—	$—	$215,000
2014 Debt Securitization	246,000	—	—	—	246,000
SBA debentures	225,000	—	—	—	225,000
Credit Facility	127,250	—	—	127,250	—
Revolver	—	—	—	—	—
Total borrowings	$813,250	$—	$—	$127,250	$686,000

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

As of September 30, 2015 and 2014, the Company recognized secured borrowings at fair value of $355 and $389, respectively, and the fair value of the loans that are associated with these secured borrowings was $1,256 and $1,325, respectively. These secured borrowings were the result of the Company’s completion of partial loan sales of one stop loans associated with two portfolio companies that did not meet the definition of a “participating interest”. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings.

During the years ended September 30, 2015 and 2014, there were partial loan sales totaling $0 and $10,295, net fundings on revolving and delayed draw secured borrowings totaling $0 and $4,818 and repayments on secured borrowings totaled $34 and $23,677. For the years ended September 30, 2015 and 2014, the effective average interest rate on secured borrowings, which includes amortization of original issuance costs, was 4.5% and 8.3%, respectively, interest expense was $13 and $932, respectively, and amortization of original issue discount was $2 and $264, respectively. There were no such partial loan sales during the year ended September 30, 2013.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8. Federal Income Tax Matters

The Company has elected to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its respective net taxable income each tax year as dividends to its stockholders. Accordingly, no provision for federal income tax has been made in the financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences, including distributions representing a return of capital, have no impact on net assets.

The following differences were reclassified for tax purposes for the years ended September 30, 2015, 2014 and 2013:

	Years ended September 30,
	2015	2014	2013
Increase/(decrease) in Paid in Capital in Excess of Par	$(71)	$876	$(4,858)
Increase/(decrease) in Capital Distributions in Excess of and Undistributed Net Investment Income	(242)	2,190	3,377
Increase/(decrease) in Net Realized Gain (Loss) on Investments	313	(3,066)	1,481

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company in tax years beginning after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2015, the Company estimates that it will not have any capital loss carryforward available for use in subsequent tax years.

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended September 30, 2015, 2014 and 2013:

	Years ended September 30,
	2015	2014	2013
Net increase in net assets resulting from operations	$70,791	$65,388	$46,520
Net change in unrealized (appreciation) depreciation on investments	(2,438)	(3,348)	(3,614)
Net change in unrealized (appreciation) depreciation on secured borrowings	(2)	(121)	126
Other income not currently taxable	(1,244)	(3,517)	(2,245)
Other income for tax but not book	2,797	924	463
Other deductions/losses for tax not book	(873)	(2)	—
Other realized gain/loss differences	1,994	3,650	(4,142)
Capital loss carryforward	—	(3,497)	3,497
Taxable income before deductions for distributions	$71,025	$59,477	$40,605

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8. Federal Income Tax Matters  – (continued)

The tax character of distributions paid during the years ended September 30, 2015, 2014 and 2013 were as follows:

	Years ended September 30,
	2015	2014	2013
Ordinary Income	$58,152	$54,905	$40,605
Long-Term Capital Gains	4,817	2,918	—
Return of Capital	—	—	4,789

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2015, 2014 and 2013 were as follows:

	As of September 30,
	2015	2014	2013
Undistributed ordinary income – tax basis	$3,869	$—	$—
Undistributed realized gains – tax basis	6,182	1,654	—
Net unrealized appreciation (depreciation) on investments	13,433	11,268	13,345
Other temporary differences	(3,378)	(709)	(824)
Post-October losses deferred	—	—	(3,500)
Capital loss carry forward	—	—	(3,497)
Total accumulated earnings (deficit) – book basis	$20,106	$12,213	$5,524

For the year ended 2015, the Company had estimated taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company has elected to carry forward the excess for distribution to shareholders in 2016. The amount carried forward to 2016 is estimated to be approximately $10,051, although this amount will not be finalized until the 2015 tax returns are filed in 2016.

As of September 30, 2015, the Federal tax cost of investments was $1,519,016 resulting in estimated gross unrealized gains and losses of $35,265 and $24,498, respectively.

The differences between the components of distributable earnings on a tax basis and the amounts reflected in the consolidated statements of changes in net assets are primarily due to temporary book-tax differences that will reverse in a subsequent period.

Note 9. Commitments and Contingencies

Commitments:  The Company had outstanding commitments to fund investments totaling $121,545 and $124,548 under various undrawn revolvers and other credit facilities as of September 30, 2015 and 2014, respectively.

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

Off-balance sheet risk:  Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the consolidated statements of financial condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9. Commitments and Contingencies  – (continued)

market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Years ended September 30,
Per share data(1):	2015	2014	2013	2012	2011
Net asset value at beginning of period	$15.55	$15.21	$14.60	$14.56	$14.71
Net increase in net assets as a result of public offering	0.09	0.18	0.57	0.04	0.06
Costs related to public offering	—	—	(0.03)	(0.03)	(0.04)
Dividends and distributions declared:
From net investment income	(1.18)	(1.22)	(1.15)	(1.24)	(1.18)
From capital gains	(0.10)	(0.06)	—	—	(0.09)
From return of capital	—	—	(0.13)	(0.04)	—
Net investment income	1.20	1.26	1.29	1.15	1.16
Net realized gain (loss) on investments	0.19	0.11	(0.04)	(0.23)	0.11
Net realized gain on derivative instruments	—	—	—	0.09	—
Net change in unrealized appreciation (depreciation) on investments	0.05	0.07	0.10	0.22	(0.08)
Net change in unrealized appreciation (depreciation) on derivative instruments	—	—	—	0.08	(0.09)
Net asset value at ending of period	$15.80	$15.55	$15.21	$14.60	$14.56
Per share market value at end of period	$15.98	$15.95	$17.32	$15.90	$14.85
Total return based on market value(2)	8.21%	(0.52)%	16.98%	15.69%	5.36%
Total return based on average net asset value/members’ equity	9.19%	9.39%	9.03%	8.86%	7.30%
Shares outstanding at end of period	51,300,193	47,119,498	43,282,932	25,688,101	21,733,903
Ratios/Supplemental Data:
Ratio of expenses (without incentive fees) to average net assets/members’ equity	6.59%	6.16%	5.73%	6.63%	5.47%
Ratio of incentive fees to average net assets/members’ equity(3),(4)	1.33%	1.46%	1.91%	1.74%	0.12%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10. Financial Highlights  – (continued)

	Years ended September 30,
Per share data(1):	2015	2014	2013	2012	2011
Ratio of total expenses to average net assets/members’ equity(3),(4)	7.92%	7.61%	7.65%	8.37%	5.59%
Ratio of net investment income to average net assets/members’ equity	7.66%	8.12%	8.62%	7.78%	7.80%
Net assets at end of period	$810,870	$732,739	$658,236	$375,129	$316,549
Average debt outstanding	$752,567	$587,624	$378,843	$306,969	$201,294
Average debt outstanding per share	$14.67	$12.47	$8.75	$11.95	$9.26
Asset coverage ratio(5)	237.28%	249.12%	373.20%	263.20%	278.60%
Portfolio turnover	47.69%	46.50%	40.05%	32.55%	56.90%

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return based on market value assumes distributions are reinvested.
(3)	During the year ended September 30, 2012, the Investment Adviser irrevocably waived $647 of incentive fees attributable to the Company’s total return swap that was terminated in 2012. Had the Investment Adviser not waived these fees, the annualized ratio of incentive fees to average net assets and the annualized ratio of total expenses to average net assets would have been 1.92% and 8.55%, respectively, for the year ended September 30, 2012.
(4)	During the year ended September 30, 2013, the Investment Adviser irrevocably waived $250 of incentive fees. Had the Investment Adviser not waived these fees, the annualized ratio of incentive fees to average net assets and the annualized ratio of total expenses to average net assets would have been 1.96% and 7.69%, respectively, for the year ended September 30, 2013.
(5)	In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2015, 2014 and 2013:

	Years ended September 30,
	2015	2014	2013
Earnings available to stockholders	$70,791	$65,388	$46,520
Basic and diluted weighted average shares outstanding	49,017,777	45,277,111	34,466,923
Basic and diluted earnings per share	$1.44	$1.44	$1.35

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 12. Public Offerings

The following table summarizes the total shares issued and proceeds received net of underwriting and offering costs in public offerings of the Company’s common stock for the years ended September 30, 2015, 2014 and 2013:

	Years ended September 30,
	2015	2014	2013
Shares issued	4,002,292	3,666,855	17,466,382
Offering price per share	$17.42	$18.05	Various
Proceeds net of underwriting discounts and offering costs	$67,370	$64,106	$279,909

On October 16, 2012, GBDC priced a public offering of 2,600,000 shares of its common stock at a public offering price of $15.58 per share. On November 14, 2012, GBDC sold an additional 294,120 shares of its common stock at a public offering price of $15.58 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

On January 15, 2013, GBDC priced a public offering of 4,500,000 shares of its common stock at a public offering price of $15.87 per share. On February 20, 2013, GBDC sold an additional 622,262 shares of its common stock at a public offering price of $15.87 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

On May 7, 2013, GBDC priced a public offering of 6,000,000 shares of its common stock at a public offering price of $17.47 per share

On September 12, 2013, GBDC priced a public offering of 3,000,000 shares of its common stock at a public offering price of $16.95 per share. On September 27, 2013, GBDC sold an additional 450,000 shares of its common stock at a public offering price of $16.95 per share pursuant to the underwriters’ full exercise of the over-allotment option.

On March 18, 2014, GBDC, Inc. priced a public offering of 3,500,000 shares of its common stock at a public offering price of $18.05 per share. On April 23, 2014, GBDC sold an additional 166,855 shares of its common stock at a public offering price of $18.05 per share pursuant to the underwriters’ partial exercise of the option granted in connection with the public offering in March 2014.

On April 10, 2015, GBDC priced a public offering of 3,500,000 shares of its common stock at a public offering price of $17.42 per share. On May 7, 2015, GBDC sold an additional 502,292 shares of its common stock at a public offering price of $17.42 per share pursuant to the underwriters’ partial exercise of the option granted in connection with the public offering in April 2015.

On August 27, 2015, GBDC renewed its At-the-Market program to sell up to $75,000 of shares of its common stock over a one year time period. As of November 17, 2015, no shares had been sold through the At-the-Market program.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 13. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the years ended September 30, 2015, 2014 and 2013:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Fiscal Year ended September 30, 2013
11/27/2012	12/14/2012	12/28/2012	$0.32	$8,804	23,115	$342
02/05/2013	03/14/2013	03/28/2013	$0.32	$10,370	26,914	$423
05/01/2013	06/13/2013	06/27/2013	$0.32	$12,102	37,293	$620
08/06/2013	09/13/2013	09/27/2013	$0.32	$12,046	41,127	$687
Fiscal Year ended September 30, 2014
11/26/2013	12/17/2013	12/27/2013	$0.32	$13,092	42,643	$758
02/04/2014	03/17/2014	03/28/2014	$0.32	$13,326	32,033	$539
05/06/2014	06/16/2014	06/27/2014	$0.32	$14,356	40,567	$692
08/05/2014	09/16/2014	09/26/2014	$0.32	$14,217	54,468	$843
Fiscal Year ended September 30, 2015
11/17/2014	12/18/2014	12/29/2014	$0.32	$14,193	52,020	$885
02/03/2015	03/20/2015	03/27/2015	$0.32	$14,187	53,694	$908
05/11/2015	06/18/2015	06/29/2015	$0.32	$15,888	31,930	$505
08/04/2015	09/07/2015	09/29/2015	$0.32	$15,762	40,759	$641

Note 14. Subsequent Events

On October 21, 2015, the Company and Revolver Funding terminated the Revolver with PrivateBank. There were no borrowings outstanding on the Revolver at the time of termination and Revolver Funding was released of all obligations under the Revolver and all liens on the assets held by Revolver Funding collateralizing the Revolver were released.

On November 17, 2015, the Company’s Board declared a quarterly dividend of $0.32 per share payable on December 29, 2015 to holders of record as of December 11, 2015.

Note 15. Selected Quarterly Financial Data (Unaudited)

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Total investment income	$33,552	$30,410	$28,461	$27,545
Net investment income	15,481	15,205	13,754	14,557
Net gain (loss) on investments and secured borrowings	3,989	3,083	4,107	615
Net increase (decrease) in net assets resulting from operations	19,470	18,288	17,861	15,172
Earnings per share	0.38	0.36	0.38	0.32
Net asset value per common share at period end	$15.80	$15.74	$15.61	$15.55

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 15. Selected Quarterly Financial Data (Unaudited)  – (continued)

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Total investment income	$30,658	$28,029	$25,260	$25,579
Net investment income	14,850	15,073	13,352	13,260
Net gain (loss) on investments and secured borrowings	5,332	1,207	737	1,577
Net increase (decrease) in net assets resulting from operations	20,182	16,280	14,089	14,837
Earnings per share	0.43	0.35	0.32	0.34
Net asset value per common share at period end	$15.55	$15.44	$15.41	$15.23

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Total investment income	$22,816	$22,268	$20,096	$18,594
Net investment income	12,424	12,000	10,394	9,577
Net gain (loss) on investments and secured borrowings	(130)	656	1,857	(258)
Net increase (decrease) in net assets resulting from resulting from operations	12,294	12,656	12,251	9,319
Earnings per share	0.31	0.34	0.38	0.33
Net asset value per common share at period end	$15.21	$15.12	$14.80	$14.66

Note 16. Summarized Financial Information for SLF (Unaudited)

Provided in the table below is a statement of financial condition for SLF as of September 30, 2015 and 2014:

Senior Loan Fund LLC
Statement of Financial Condition

	September 30, 2015	September 30, 2014
Assets
Investments, at fair value	$317,623	$103,296
Cash and cash equivalents	1,047	1,237
Restricted cash and cash equivalents	3,985	1,753
Interest receivable	740	370
Deferred financing costs	2,464	572
Total Assets	$325,859	$107,228
Liabilities
Senior credit facility	$212,300	$66,600
Subordinated notes, at fair value (proceeds of $87,500 and $29,245, respectively)	87,500	29,245
Secured borrowings, at fair value (proceeds of $0 and $243, respectively)	—	254
Interest payable	330	411
Accounts payable and accrued expenses	159	156
Total Liabilities	$300,289	$96,666
Net Assets	$25,570	$10,562
Total Liabilities and Net Assets	$325,859	$107,228

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 16. Summarized Financial Information for SLF (Unaudited)  – (continued)

Provided in the table below is a statement of operations for SLF for the years ending September 30, 2015, 2014 and 2013:

Senior Loan Fund LLC
Statement of Operations

	Years ended September 30,
	2015	2014	2013
Investment income
Interest income	$10,906	$3,834	$44
Fee income	4	4	—
Total investment income	10,910	3,838	44
Expenses
Interest and other debt financing expenses	7,701	3,207	26
Administrative service fee	249	139	4
Professional fees	102	91	6
General and administrative expenses	1	1	—
Total expenses	8,053	3,438	36
Net investment income	2,857	400	8
Net gain (loss) on investments, subordinated notes and secured borrowings
Net realized gains (losses):
Non-controlled/non-affiliate company investments	9	—	—
Net realized gains (losses)	9	—	—
Net unrealized appreciation (depreciation):
Net unrealized appreciation (depreciation) on investments	(2,217)	(2)	110
Net unrealized appreciation (depreciation) on subordinated notes	—	(85)	85
Net change in unrealized appreciation (depreciation) on secured borrowings	11	(11)	—
Net gain (loss) on investments, subordinated notes and secured borrowings	(2,197)	(98)	195
Net increase in net assets resulting from operations	$660	$302	$203

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2015 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and RSM US LLP’s Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 87
(2)	Financial Statement Schedules — None
(3)	Exhibits

3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
3.2	Form of Bylaws (Incorporated by reference to Exhibit (b)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
10.1	Second Amended and Restated Investment Advisory Agreement between Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q (File No. 814-00794), filed on August 7, 2014).
10.2	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-163279), filed on April 12, 2010).
10.3	Form of Administration Agreement between Registrant and GC Service Company LLC (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
10.4	Form of Trademark License Agreement between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 24, 2010).
10.5	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on May 5, 2011).
10.6	Purchase Agreement, dated July 16, 2010, by and among the Registrant, Golub Capital BDC 2010-1 Holdings LLC, Golub Capital BDC 2010-1 LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K (File No. 814-00794), filed on July 16, 2010).
10.7	Master Loan Sale Agreement, dated July 16, 2010, by and between the Registrant, Golub Capital BDC 2010-1 LLC and Golub Capital BDC 2010-1 Holdings LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K (File No. 814-00794), filed on July 16, 2010).
10.8	Indenture, dated July 16, 2010, by and between Golub Capital BDC 2010-1 LLC and U.S. Bank, National Association (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on July 16, 2010).
10.9	Collateral Management Agreement, dated July 16, 2010, by and between Golub Capital BDC 2010-1 LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on July 16, 2010).
10.10	Purchase and Sale Agreement, dated July 21, 2011, by and between the Registrant and Golub Capital BDC Funding LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on July 21, 2011).

10.11	Supplemental Indenture No. 1, dated as of February 15, 2013, by and between Golub Capital BDC 2010-1 LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on February 19, 2013).
10.12	Senior Loan Fund LLC Limited Liability Company Agreement dated May 31, 2013, by and between the Registrant and United Insurance Company of America (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 7, 2013).
10.13	Credit Agreement dated November 22, 2013, by and among Golub Capital BDC Revolver Funding LLC, as the borrower, the Registrant., as the servicer; and The PrivateBank and Trust Company as lender and administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 27, 2013).
10.14	Purchase Agreement, dated June 5, 2014, by and among the Registrant, Golub Capital BDC CLO 2014 LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 6, 2014).
10.15	Loan Sale Agreement, dated June 5, 2014, by and between the Registrant and Golub Capital BDC CLO 2014 LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 6, 2014).
10.16	Indenture, dated June 5, 2014, by and between Golub Capital BDC CLO 2014 LLC and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 6, 2014).
10.17	Collateral Management Agreement, dated June 5, 2014, by and between Golub Capital BDC CLO 2014 LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 6, 2014).
10.18	Amendment No. 1 to Credit Agreement, dated as of November 24, 2014, by and among Golub Capital BDC Revolver Funding LLC, as the borrower; Golub Capital BDC, Inc., as servicer; and The PrivateBank and Trust Company as lender and administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 26, 2014).
10.19	Amended and Restated Loan and Servicing Agreement, dated as of December 18, 2014, by and among Golub Capital BDC Funding LLC, as the Borrower; Golub Capital BDC, Inc., as Transferor and Servicer; Wells Fargo Securities, LLC, as the Administrative Agent; the lenders from time to time party thereto; the lender agents from time to time party thereto; and Wells Fargo Bank, N.A., as the Collateral Agent, the Account Bank, and the Collateral Custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on January 2, 2015).
10.20	Supplemental Indenture No. 2, dated as of June 25, 2015, by and between Golub Capital BDC 2010-1 LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 26, 2015).
10.21	First Amendment to Amended and Restated Loan and Servicing Agreement, dated as of July 30, 2015, by and among Golub Capital BDC Funding LLC, as the borrower; Golub Capital BDC, Inc., as the transferor and servicer; certain institutional lenders identified on the signature pages thereto; Wells Fargo Bank, N.A., as the swingline lender, Wells Fargo Bank, N.A., as the collateral agent, account bank and collateral custodian, and Wells Fargo Securities, LLC, as the administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 814-00794), filed on August 4, 2015).
10.22	Credit Facility Termination Agreement, dated as of October 21, 2015, by and among Golub Capital BDC Revolver Funding LLC as the borrower, the Registrant, as the servicer, U.S. Bank National Association, as collateral custodian, and The PrivateBank and Trust Company, as the lender and administrative agent.

11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).
14.1	Code of Ethics of the Registrant and GC Advisors (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00794), filed on November 29, 2012).
21.1	List of Subsidiaries.
24	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Privacy Policy of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC, INC. A Delaware Corporation
Date: November 17, 2015	By: /s/ David B. Golub Name: David B. Golub Title: Chief Executive Officer

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

Signature	Title	Date
/s/ David B. Golub David B. Golub	Chief Executive Officer and Director (Principal Executive Officer)	November 17, 2015
/s/ Ross A. Teune Ross A. Teune	Chief Financial Officer (Principal Financial and Accounting Officer)	November 17, 2015
/s/ Lawrence E. Golub Lawrence E. Golub	Chairman of the Board of Directors	November 17, 2015
/s/ John T. Baily John T. Baily	Director	November 17, 2015
/s/ Kenneth F. Bernstein Kenneth F. Bernstein	Director	November 17, 2015
/s/ Anita R. Rosenberg Anita R. Rosenberg	Director	November 17, 2015
/s/ William M. Webster IV William M. Webster IV	Director	November 17, 2015