Form 10-Q
period 2015-12-31
Golub Capital BDC, Inc.
filed 2016-02-05
CIK 1476765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

As of February 5, 2016, the Registrant had 51,379,787 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

	December 31, 2015	September 30, 2015
Assets	(unaudited)
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,416,533	$1,425,325
Non-controlled affiliate company investments	-	5,523
Controlled affiliate company investments	111,929	98,936
Total investments, at fair value (cost of $1,515,330 and $1,517,314, respectively)	1,528,462	1,529,784
Cash and cash equivalents	6,871	5,468
Restricted cash and cash equivalents	94,199	92,016
Interest receivable	5,881	5,700
Receivable from investments sold	5,079	-
Other assets	355	458
Total Assets	$1,640,847	$1,633,426

Liabilities
Debt	$809,050	$813,250
Less unamortized debt issuance costs	6,448	7,624
Debt less unamortized debt issuance costs	802,602	805,626
Secured borrowings, at fair value (proceeds of $342 and $351, respectively)	346	355
Interest payable	4,872	2,722
Management and incentive fees payable	9,566	11,754
Payable for open trades	4,677	-
Accounts payable and accrued expenses	2,365	2,042
Accrued trustee fees	59	57
Total Liabilities	824,487	822,556
Commitments and contingencies (Note 8)

Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2015 and September 30, 2015	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 51,379,787 and 51,300,193 shares issued and outstanding as of December 31, 2015 and September 30, 2015, respectively	51	51
Paid in capital in excess of par	791,980	790,713
Undistributed net investment income	2,813	4,230
Net unrealized appreciation (depreciation) on investments and secured borrowings	15,796	15,134
Net realized gain (loss) on investments	5,720	742
Total Net Assets	816,360	810,870
Total Liabilities and Total Net Assets	$1,640,847	$1,633,426

Number of common shares outstanding	51,379,787	51,300,193
Net asset value per common share	$15.89	$15.80

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended December 31,
	2015	2014
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$27,567	$26,769
Dividend income	231	18
Fee income	300	208
Total investment income from non-controlled/non-affiliate company investments	28,098	26,995

From controlled affiliate company investments:
Interest income	1,626	550
Dividend income	776	-
Total investment income from controlled affiliate company investments	2,402	550

Total investment income	30,500	27,545

Expenses
Interest and other debt financing expenses	6,731	5,694
Base management fee	5,314	4,821
Incentive fee	1,771	1,071
Professional fees	731	629
Administrative service fee	503	607
General and administrative expenses	149	166

Total expenses	15,199	12,988

Net investment income - before excise tax	15,301	14,557

Excise tax	302	-

Net investment income - after excise tax	14,999	14,557

Net gain (loss) on investments and secured borrowings
Net realized gains (losses):
Non-controlled/non-affiliate company investments	2,256	1,726
Non-controlled affiliate company investments	2,722	-
Net realized gains (losses)	4,978	1,726

Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	1,831	(1,412)
Non-controlled affiliate company investments	1,343	327
Controlled affiliate company investments	(2,512)	(26)
Net change in unrealized appreciation (depreciation) on investments	662	(1,111)

Net change in unrealized depreciation (appreciation) on secured borrowings	-	-

Net gain (loss) on investments and secured borrowings	5,640	615

Net increase in net assets resulting from operations	$20,639	$15,172

Per Common Share Data
Basic and diluted earnings per common share	$0.40	$0.32
Dividends and distributions declared per common share	$0.32	$0.32
Basic and diluted weighted average common shares outstanding	51,302,788	47,121,194

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except share data)

					Net Unrealized
					Appreciation	Net
				Undistributed	(Depreciation) on	Realized
	Common Stock		Paid in Capital	Net	Investments and	Gain
		Par	in Excess	Investment	Secured	(Loss) on	Total
	Shares	Amount	of Par	Income	Borrowings	Investments	Net Assets
Balance at September 30, 2014	47,119,498	$47	$720,479	$3,627	$12,694	$(4,108)	$732,739
Net increase in net assets resulting from operations	-	-	-	14,557	(1,111)	1,726	15,172
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	52,020	-	885	-	-	-	885
Dividends and distributions	-	-	-	(15,078)	-	-	(15,078)
Balance at December 31, 2014	47,171,518	$47	$721,364	$3,106	$11,583	$(2,382)	$733,718
Balance at September 30, 2015	51,300,193	$51	$790,713	$4,230	$15,134	$742	$810,870
Net increase in net assets resulting from operations	-	-	-	14,999	662	4,978	20,639
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	79,594	-	1,267	-	-	-	1,267
Dividends and distributions	-	-	-	(16,416)	-	-	(16,416)
Balance at December 31, 2015	51,379,787	$51	$791,980	$2,813	$15,796	$5,720	$816,360

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three months ended December 31,
	2015	2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$20,639	$15,172
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	1,249	1,047
Accretion of discounts and amortization of premiums	(1,891)	(1,670)
Net realized (gain) loss on investments	(4,978)	(1,726)
Net change in unrealized (appreciation) depreciation on investments	(662)	1,111
Proceeds from (fundings of) revolving loans, net	514	90
Fundings of investments	(162,820)	(131,470)
Proceeds from principal payments and sales of portfolio investments	171,356	80,941
PIK interest	(197)	(390)
Changes in operating assets and liabilities:
Interest receivable	(181)	(394)
Receivable for investments sold	(5,079)	(2,232)
Other assets	103	(51)
Interest payable	2,150	1,259
Management and incentive fees payable	(2,188)	(2,598)
Payable for open trades	4,677	-
Accounts payable and accrued expenses	323	71
Accrued trustee fees	2	(7)
Net cash (used in) provided by operating activities	23,017	(40,847)

Cash flows from investing activities
Net change in restricted cash and cash equivalents	(2,183)	39,122
Net cash (used in) provided by investing activities	(2,183)	39,122

Cash flows from financing activities
Borrowings on debt	56,550	33,550
Repayments of debt	(60,750)	(16,050)
Capitalized debt issuance costs	(73)	(968)
Repayments on secured borrowings	(9)	(9)
Dividends and distributions paid	(15,149)	(14,193)
Net cash (used in) provided by financing activities	(19,431)	2,330

Net change in cash and cash equivalents	1,403	605

Cash and cash equivalents, beginning of period	5,468	5,135

Cash and cash equivalents, end of period	$6,871	$5,740

Supplemental information:
Cash paid during the period for interest	$3,328	$3,383
Dividends and distributions declared during the period	16,416	15,078

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

December 31, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate (2)	Date	Amount	Cost	Net Assets	Value

Investments
Canada
Debt investments
Beverage, Food and Tobacco
The Original Cakerie Ltd. (3)	Senior loan	L + 5.00%	6.00%	12/2020	$1	$1	-%	$1
The Original Cakerie Ltd. (3)	Senior loan	L + 5.00%	6.00%	12/2020	1,652	1,635	0.2	1,635
					1,653	1,636	0.2	1,636

Total debt investments Canada					$1,653	$1,636	0.2%	$1,636

United States
Debt investments
Aerospace and Defense
ILC Dover, LP	One stop	P + 6.00%	9.50%	03/2019	$781	$770	0.1%	$661
ILC Dover, LP*^	One stop	P + 6.00%	9.50%	03/2020	18,006	17,835	2.0	16,206
ILC Industries, Inc.(4)	One stop	L + 6.00%	N/A (5)	07/2020	-	(21)	-	-
ILC Industries, Inc.*^	One stop	L + 6.00%	7.00%	07/2020	22,613	22,478	2.8	22,613
NTS Technical Systems(4)	One stop	L + 6.00%	N/A (5)	06/2021	-	(45)	-	-
NTS Technical Systems(4)	One stop	L + 6.00%	N/A (5)	06/2021	-	(96)	-	-
NTS Technical Systems*^	One stop	L + 6.00%	7.00%	06/2021	26,375	25,956	3.2	26,375
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	349	345	-	349
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	8.00%	12/2017	3,899	3,845	0.1	1,170
Whitcraft LLC(4)	One stop	L + 6.50%	N/A (5)	05/2020	-	(1)	-	-
Whitcraft LLC*^	One stop	L + 6.50%	7.50%	05/2020	13,607	13,485	1.7	13,607
					85,630	84,551	9.9	80,981
Automobile
American Driveline Systems, Inc.	Senior loan	P + 4.75%	8.25%	03/2020	79	72	-	66
American Driveline Systems, Inc.*	Senior loan	L + 5.75%	6.75%	03/2020	1,812	1,762	0.2	1,721
CH Hold Corp. (Caliber Collision)	Senior loan	L + 4.75%	5.75%	11/2019	603	600	0.1	603
CH Hold Corp. (Caliber Collision)	Senior loan	L + 4.75%	5.75%	11/2019	332	329	-	332
CH Hold Corp. (Caliber Collision)	Senior loan	L + 4.75%	5.75%	11/2019	1,858	1,843	0.2	1,858
Dent Wizard International Corporation*	Senior loan	L + 4.75%	5.77%	04/2020	2,530	2,518	0.3	2,530
Integrated Supply Network, LLC	Senior loan	L + 5.25%	6.25%	02/2020	221	213	-	221
Integrated Supply Network, LLC*	Senior loan	L + 5.25%	6.25%	02/2020	5,648	5,580	0.7	5,648
K&N Engineering, Inc.^	Senior loan	L + 4.25%	5.25%	07/2019	136	122	-	132
K&N Engineering, Inc.(4)	Senior loan	L + 4.25%	N/A (5)	07/2019	-	(3)	-	(5)
K&N Engineering, Inc.^	Senior loan	L + 4.25%	5.25%	07/2019	2,876	2,841	0.3	2,790
					16,095	15,877	1.8	15,896

Banking
HedgeServ Holding L.P.(4)	One stop	L + 6.00%	N/A (5)	02/2019	-	(6)	-	-
HedgeServ Holding L.P.*^	One stop	L + 8.00%	7.00% cash/2.00% PIK	02/2019	17,265	17,162	2.1	17,265
					17,265	17,156	2.1	17,265
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.(4)	One stop	L + 5.75%	N/A (5)	04/2021	-	(1)	-	-
Abita Brewing Co., L.L.C.	One stop	L + 5.75%	6.75%	04/2021	8,054	7,911	1.0	8,054
ABP Corporation	Senior loan	P + 3.50%	7.25%	09/2018	167	163	-	167
ABP Corporation*	Senior loan	L + 4.75%	6.00%	09/2018	4,734	4,690	0.6	4,734
Atkins Nutritionals, Inc*^	One stop	L + 5.00%	6.25%	01/2019	17,490	17,328	2.1	17,490
Atkins Nutritionals, Inc*^	One stop	L + 8.50%	9.75%	04/2019	21,636	21,412	2.7	21,744
C. J. Foods, Inc.(4)	One stop	L + 5.50%	N/A (5)	05/2019	-	(9)	-	-
C. J. Foods, Inc.(4)	One stop	L + 5.50%	N/A (5)	05/2019	-	(7)	-	-
C. J. Foods, Inc.	One stop	L + 5.50%	6.50%	05/2019	3,184	3,151	0.4	3,184
Candy Intermediate Holdings, Inc. (Ferrara Candy)^	Senior loan	L + 6.25%	7.50%	06/2018	4,825	4,756	0.6	4,807
Firebirds International, LLC	One stop	L + 5.75%	7.00%	05/2018	304	301	-	304
Firebirds International, LLC(4)	One stop	L + 5.75%	N/A (5)	05/2018	-	(3)	-	-
Firebirds International, LLC(4)	One stop	L + 5.75%	N/A (5)	05/2018	-	(1)	-	-
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	1,079	1,070	0.1	1,079
First Watch Restaurants, Inc.(4)	One stop	L + 6.00%	N/A (5)	12/2020	-	(11)	-	-
First Watch Restaurants, Inc.(4)	One stop	L + 6.00%	N/A (5)	12/2020	-	(11)	-	-
First Watch Restaurants, Inc.(4)	One stop	L + 6.00%	N/A (5)	12/2020	-	(10)	-	-
First Watch Restaurants, Inc.	One stop	P + 5.00%	8.50%	12/2020	272	263	-	272
First Watch Restaurants, Inc.*^	One stop	L + 6.00%	7.00%	12/2020	25,793	25,544	3.2	25,793

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

December 31, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate (2)	Date	Amount	Cost	Net Assets	Value
Hopdoddy Holdings, LLC(4)	One stop	L + 8.00%	N/A (5)	08/2020	-	(3)	-	-
Hopdoddy Holdings, LLC	One stop	L + 8.00%	N/A (5)	08/2020	-	-	-	-
Hopdoddy Holdings, LLC	One stop	L + 8.00%	9.00%	08/2020	666	654	0.1	666
IT'SUGAR LLC	Subordinated debt	N/A	5.00%	10/2017	1,707	1,707	0.2	1,721
Northern Brewer, LLC	One stop	P + 5.25%	8.75%	02/2018	699	692	0.1	629
Northern Brewer, LLC	One stop	L + 6.50%	8.00%	02/2018	6,376	6,296	0.7	5,738
Smashburger Finance LLC(4)	Senior loan	L + 5.00%	N/A (5)	05/2018	-	(3)	-	-
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	132	122	-	132
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	21	20	-	21
Surfside Coffee Company LLC^	One stop	L + 5.25%	6.25%	06/2020	4,504	4,463	0.6	4,504
Tate's Bake Shop, Inc.	Senior loan	L + 5.00%	6.00%	08/2019	602	596	0.1	602
Uinta Brewing Company	One stop	L + 6.00%	7.00%	08/2019	493	488	0.1	455
Uinta Brewing Company^	One stop	L + 6.00%	7.00%	08/2019	3,195	3,172	0.4	3,036
United Craft Brews LLC	One stop	L + 6.25%	7.25%	03/2020	540	526	0.1	540
United Craft Brews LLC(4)	One stop	L + 6.25%	N/A (5)	03/2020	-	(14)	-	-
United Craft Brews LLC	One stop	L + 6.25%	7.25%	03/2020	12,127	11,900	1.5	12,127
					118,600	117,152	14.6	117,799
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	5.75%	05/2021	1,488	1,481	0.2	1,481

Building and Real Estate
Accruent, LLC*	One stop	L + 6.25%	7.27%	11/2019	4,709	4,673	0.6	4,709
Brooks Equipment Company, LLC (4)	One stop	L + 5.35%	N/A (5)	08/2020	-	(15)	-	-
Brooks Equipment Company, LLC*^	One stop	L + 5.35%	6.35%	08/2020	24,467	24,184	3.0	24,467
ITEL Laboratories, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	06/2018	-	(1)	-	-
ITEL Laboratories, Inc.*	Senior loan	L + 4.75%	6.00%	06/2018	695	690	0.1	695
					29,871	29,531	3.7	29,871

Containers, Packaging and Glass
Fort Dearborn Company*^	Senior loan	L + 4.25%	5.27%	10/2017	552	550	0.1	552
Fort Dearborn Company*^	Senior loan	L + 4.75%	5.78%	10/2018	2,577	2,566	0.3	2,577
Packaging Coordinators, Inc.*	Senior loan	L + 4.25%	5.25%	08/2021	2,843	2,820	0.3	2,825
Packaging Coordinators, Inc.	Second lien	L + 8.00%	9.00%	08/2022	10,000	9,917	1.2	9,850
					15,972	15,853	1.9	15,804
Diversified Conglomerate Manufacturing
Chase Industries, Inc.	One stop	L + 5.75%	6.75%	09/2020	3,385	3,347	0.4	3,385
Chase Industries, Inc.	One stop	L + 5.75%	6.75%	09/2020	234	217	-	234
Chase Industries, Inc.*^	One stop	L + 5.75%	6.75%	09/2020	20,827	20,664	2.6	20,827
Harvey Tool Company, LLC	Senior loan	L + 5.00%	N/A (5)	03/2019	-	-	-	-
Harvey Tool Company, LLC*	Senior loan	L + 5.00%	6.00%	03/2020	3,131	3,102	0.4	3,131
ICC-Nexergy, Inc(4)	One stop	L + 5.50%	N/A (5)	04/2020	-	(3)	-	-
ICC-Nexergy, Inc^	One stop	L + 5.50%	6.50%	04/2020	8,569	8,516	1.0	8,569
Onicon Incorporated(4)	One stop	L + 6.00%	N/A (5)	04/2020	-	(6)	-	-
Onicon Incorporated*	One stop	L + 6.00%	7.00%	04/2020	9,227	9,158	1.1	9,227
Plex Systems, Inc.(4)	One stop	L + 7.50%	N/A (5)	06/2018	-	(26)	-	-
Plex Systems, Inc.*^	One stop	L + 7.50%	8.75%	06/2018	18,797	18,436	2.3	18,797
Sunless Merger Sub, Inc.	Senior loan	P + 4.00%	7.50%	07/2016	165	165	-	147
Sunless Merger Sub, Inc.*	Senior loan	L + 5.25%	6.50%	07/2016	1,563	1,561	0.2	1,250
					65,898	65,131	8.0	65,567
Diversified Conglomerate Service
Accellos, Inc.(4)	One stop	L + 5.75%	N/A (5)	07/2020	-	(16)	-	-
Accellos, Inc.*^	One stop	L + 5.75%	6.75%	07/2020	32,040	31,740	3.9	32,040
Actiance, Inc.	One stop	L + 9.00%	N/A (5)	04/2018	-	-	-	-
Actiance, Inc.*^	One stop	L + 9.00%	10.00%	04/2018	2,502	2,419	0.3	2,502
Agility Recovery Solutions Inc.(4)	One stop	L + 6.50%	N/A (5)	03/2020	-	(6)	-	-
Agility Recovery Solutions Inc.*^	One stop	L + 6.50%	7.50%	03/2020	10,325	10,239	1.3	10,325
Bomgar Corporation(4)	One stop	L + 6.00%	N/A (5)	09/2020	-	(19)	-	-
Bomgar Corporation*	One stop	L + 6.00%	7.00%	09/2020	29,564	29,110	3.6	29,564
Daxko, LLC(4)	One stop	L + 5.75%	N/A (5)	03/2020	-	(24)	-	(16)
Daxko, LLC*^	One stop	L + 5.75%	6.75%	03/2020	29,015	28,684	3.5	28,809
DTI Holdco, Inc.	Senior loan	L + 5.00%	6.00%	08/2020	7,874	7,804	0.9	7,637
HealthcareSource HR, Inc.(4)	One stop	L + 6.75%	N/A (5)	05/2020	-	(2)	-	-

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

December 31, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate (2)	Date	Amount	Cost	Net Assets	Value
HealthcareSource HR, Inc.	One stop	L + 6.75%	7.75%	05/2020	17,859	17,485	2.2	17,859
Host Analytics, Inc.(4)	One stop	N/A	N/A (5)	02/2020	-	(5)	-	-
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	02/2020	2,977	2,934	0.4	2,977
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2018	899	891	0.1	899
Integration Appliance, Inc.*	One stop	L + 8.25%	9.50%	09/2020	719	709	0.1	719
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	06/2019	7,914	7,776	1.0	7,914
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2018	5,396	5,322	0.7	5,396
Jensen Hughes, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	12/2021	-	(3)	-	(3)
Jensen Hughes, Inc.^	Senior loan	L + 5.00%	6.00%	12/2021	2,360	2,336	0.3	2,336
Mediaocean LLC	Senior loan	L + 4.75%	5.75%	08/2022	168	165	-	168
NetSmart Technologies, Inc.	One stop	L + 5.25%	6.25%	02/2019	736	719	0.1	736
NetSmart Technologies, Inc.*^	One stop	L + 5.25%	6.25%	02/2019	14,779	14,662	1.8	14,779
Saldon Holdings, Inc.	Senior loan	L + 4.50%	N/A (5)	09/2021	-	-	-	-
Saldon Holdings, Inc.	Senior loan	L + 5.00%	6.00%	09/2021	2,928	2,900	0.4	2,928
Secure-24, LLC(4)	One stop	L + 6.00%	N/A (5)	08/2017	-	(3)	-	-
Secure-24, LLC*	One stop	L + 6.00%	7.25%	08/2017	10,002	9,901	1.2	10,002
Secure-24, LLC^	One stop	L + 6.00%	7.25%	08/2017	1,463	1,452	0.2	1,463
Severin Acquisition, LLC^	Senior loan	L + 5.00%	6.00%	07/2021	800	793	0.1	813
Source Medical Solutions, Inc.	Second lien	L + 8.00%	9.00%	03/2018	9,294	9,200	1.1	9,108
Steelwedge Software, Inc.	One stop	P + 8.75%	N/A (5)	09/2020	-	-	-	-
Steelwedge Software, Inc.^	One stop	P + 8.75%	10.25% cash/2.00% PIK	09/2020	2,164	2,071	0.3	2,164
TA MHI Buyer, Inc.	One stop	L + 6.50%	N/A (5)	09/2021	-	-	-	-
TA MHI Buyer, Inc.^	One stop	L + 6.50%	7.50%	09/2021	8,295	8,225	1.0	8,295
Trintech, Inc.(4)	One stop	L + 5.75%	N/A (5)	10/2021	-	(1)	-	-
Trintech, Inc.*	One stop	L + 5.75%	6.75%	10/2021	7,355	7,266	0.9	7,281
Vendavo, Inc.(4)	One stop	L + 8.50%	N/A (5)	10/2019	-	(12)	-	-
Vendavo, Inc.	One stop	L + 8.50%	9.50%	10/2019	15,501	15,237	1.9	15,501
Vendor Credentialing Service LLC(4)	One stop	L + 5.00%	N/A (5)	11/2021	-	(1)	-	-
Vendor Credentialing Service LLC	One stop	L + 5.00%	6.00%	11/2021	5,246	5,117	0.6	5,193
Vitalyst, LLC	Senior loan	P + 4.25%	7.75%	09/2017	66	65	-	60
Vitalyst, LLC	Senior loan	L + 5.25%	6.50%	09/2017	1,502	1,494	0.2	1,472
					229,743	226,624	28.1	228,921

Electronics
Appriss Holdings, Inc.	Senior loan	L + 4.75%	5.75%	11/2020	902	867	0.1	902
Appriss Holdings, Inc.*	Senior loan	L + 4.75%	5.75%	11/2020	20,894	20,634	2.6	20,894
Compusearch Software Holdings, Inc.^	Senior loan	L + 4.50%	5.50%	05/2021	1,318	1,315	0.2	1,318
ECI Acquisition Holdings, Inc.	One stop	L + 6.25%	7.25%	03/2019	1,410	1,353	0.2	1,410
ECI Acquisition Holdings, Inc.(4)	One stop	L + 6.25%	N/A (5)	03/2019	-	(12)	-	-
ECI Acquisition Holdings, Inc.*^	One stop	L + 6.25%	7.25%	03/2019	21,779	21,516	2.7	21,779
Gamma Technologies, LLC(4)	One stop	L + 5.50%	N/A (5)	06/2021	-	(1)	-	-
Gamma Technologies, LLC^	One stop	L + 5.50%	6.50%	06/2021	18,138	17,972	2.2	18,138
Park Place Technologies LLC(4)	One stop	L + 5.25%	N/A (5)	06/2022	-	(2)	-	(2)
Park Place Technologies LLC*	One stop	L + 5.25%	6.25%	06/2022	12,560	12,373	1.5	12,434
Sloan Company, Inc., The	One stop	L + 6.25%	7.25%	04/2020	31	30	-	27
Sloan Company, Inc., The	One stop	L + 6.25%	7.25%	04/2020	7,570	7,489	0.9	6,965
Sovos Compliance (4)	One stop	L + 6.50%	N/A (5)	04/2022	-	(5)	-	-
Sovos Compliance*^	One stop	L + 6.50%	7.50%	04/2022	19,850	19,572	2.4	19,850
Sparta Holding Corporation(4)	One stop	L + 5.50%	N/A (5)	07/2020	-	(29)	-	-
Sparta Holding Corporation*^	One stop	L + 5.50%	6.50%	07/2020	23,066	22,847	2.8	23,066
Syncsort Incorporated(4)	One stop	L + 5.50%	N/A (5)	11/2021	-	(2)	-	(1)
Syncsort Incorporated*^	One stop	L + 5.50%	6.50%	11/2021	16,735	16,407	2.0	16,567
Systems Maintenance Services Holding, Inc.^	Senior loan	L + 4.00%	5.00%	10/2019	2,617	2,608	0.3	2,617
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	9.00%	10/2021	9,435	9,251	1.2	9,435
					156,305	154,183	19.1	155,399
Grocery
MyWebGrocer, Inc.(4)	One stop	L + 8.75%	N/A (5)	05/2018	-	(10)	-	(79)
MyWebGrocer, Inc.^	One stop	L + 8.75%	10.00%	05/2018	14,271	14,130	1.7	13,557
Teasdale Quality Foods, Inc.	Senior loan	L + 4.75%	5.75%	10/2020	557	552	0.1	557
					14,828	14,672	1.8	14,035
Healthcare, Education and Childcare
Active Day, Inc.(4)	One stop	L + 6.00%	N/A (5)	12/2021	-	(42)	-	(24)

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

December 31, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate (2)	Date	Amount	Cost	Net Assets	Value
Active Day, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2021	-	(2)	-	(1)
Active Day, Inc.	One stop	L + 6.00%	7.00%	12/2021	13,640	13,269	1.7	13,504
Agilitas USA, Inc.^	Senior loan	L + 4.00%	5.00%	10/2020	2,124	2,108	0.3	2,124
Argon Medical Devices, Inc.	Senior loan	L + 4.75%	5.75%	12/2021	4,000	3,960	0.5	3,960
Avalign Technologies, Inc.^	Senior loan	L + 4.50%	5.50%	07/2021	1,136	1,131	0.1	1,125
Avatar International, LLC (6)	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	1,648	1,644	0.1	1,004
Avatar International, LLC	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	658	657	0.1	658
Avatar International, LLC (6)	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	7,641	7,615	0.6	4,654
California Cryobank, LLC^	One stop	L + 5.50%	6.50%	08/2019	1,550	1,539	0.2	1,550
California Cryobank, LLC	One stop	L + 5.50%	6.50%	08/2019	43	42	-	43
California Cryobank, LLC	One stop	P + 4.25%	7.75%	08/2019	22	20	-	22
Certara L.P.(4)	One stop	L + 6.25%	N/A (5)	12/2018	-	(13)	-	-
Certara L.P.*^	One stop	L + 6.25%	7.25%	12/2018	30,770	30,502	3.8	30,770
CLP Healthcare Services, Inc.^	Senior loan	L + 4.75%	5.75%	12/2020	8,743	8,659	1.1	8,699
CPI Buyer, LLC (Cole-Parmer)*^	Senior loan	L + 4.50%	5.50%	08/2021	7,920	7,666	0.9	7,612
Curo Health Services LLC	Senior loan	L + 5.50%	6.50%	02/2022	1,985	1,968	0.2	1,969
DCA Investment Holding, LLC	One stop	P + 4.25%	7.75%	07/2021	3	1	-	3
DCA Investment Holding, LLC*	One stop	L + 5.25%	6.25%	07/2021	14,299	13,970	1.8	14,299
Deca Dental Management LLC(4)	One stop	L + 6.25%	N/A (5)	07/2020	-	(10)	-	-
Deca Dental Management LLC	One stop	L + 6.25%	7.25%	07/2020	20	19	-	20
Deca Dental Management LLC*^	One stop	L + 6.25%	7.25%	07/2020	4,178	4,120	0.5	4,178
Delta Educational Systems*	Senior loan	P + 4.75%	8.25%	12/2016	1,528	1,519	0.2	1,299
Delta Educational Systems(4)	Senior loan	L + 6.00%	N/A (5)	12/2016	-	-	-	(7)
Dental Holdings Corporation	One stop	L + 5.50%	6.50%	02/2020	484	469	0.1	484
Dental Holdings Corporation	One stop	P + 4.25%	7.75%	02/2020	242	231	-	242
Dental Holdings Corporation	One stop	L + 5.50%	6.50%	02/2020	7,657	7,511	0.9	7,657
Encore GC Acquisition, LLC(4)	Senior loan	L + 4.50%	N/A (5)	01/2020	-	(8)	-	-
Encore GC Acquisition, LLC*	Senior loan	L + 4.50%	5.50%	01/2020	3,475	3,433	0.4	3,475
G & H Wire Company, Inc.	One stop	P + 4.50%	8.00%	12/2017	321	317	-	321
G & H Wire Company, Inc.*^	One stop	L + 5.75%	6.75%	12/2017	13,258	13,177	1.6	13,258
GSDM Holdings Corp.	Senior loan	L + 4.25%	5.25%	06/2019	868	865	0.1	868
Joerns Healthcare, LLC*	One stop	L + 5.00%	6.00%	05/2020	3,309	3,280	0.4	3,287
Katena Holdings, Inc.(4)	One stop	L + 6.25%	N/A (5)	06/2021	-	(8)	-	-
Katena Holdings, Inc.(4)	One stop	L + 6.25%	N/A (5)	06/2021	-	(1)	-	-
Katena Holdings, Inc.^	One stop	L + 6.25%	7.25%	06/2021	8,121	8,047	1.0	8,121
Maverick Healthcare Group, LLC*	Senior loan	L + 9.50%	9.25% cash/2.00% PIK	12/2016	1,927	1,911	0.2	1,927
Pentec Acquisition Sub, Inc.(4)	Senior loan	L + 5.00%	N/A (5)	05/2017	-	(1)	-	-
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.00%	6.25%	05/2018	1,549	1,537	0.2	1,549
Premise Health Holding Corp.(4)	One stop	L + 4.50%	N/A (5)	06/2020	-	(19)	-	-
Premise Health Holding Corp.	One stop	L + 4.50%	5.50%	06/2020	15,000	14,902	1.8	15,000
Radiology Partners, Inc.(4)	One stop	L + 5.00%	N/A (5)	09/2020	-	(36)	-	-
Radiology Partners, Inc.(4)	One stop	L + 5.00%	N/A (5)	09/2020	-	(6)	-	-
Radiology Partners, Inc.*^	One stop	L + 5.00%	6.00%	09/2020	16,994	16,781	2.1	16,994
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	7.38%	06/2017	197	192	-	197
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	6.00%	06/2017	3,205	3,188	0.4	3,205
RXH Buyer Corporation(4)	One stop	L + 5.75%	N/A (5)	09/2021	-	(53)	-	-
RXH Buyer Corporation	One stop	P + 4.75%	8.25%	09/2021	10	6	-	10
RXH Buyer Corporation*^	One stop	L + 5.75%	6.75%	09/2021	17,568	17,235	2.2	17,568
Southern Anesthesia and Surgical	One stop	L + 5.50%	6.50%	11/2017	2,735	2,712	0.3	2,735
Southern Anesthesia and Surgical(4)	One stop	L + 5.50%	N/A (5)	11/2017	-	(6)	-	-
Southern Anesthesia and Surgical	One stop	L + 5.50%	6.50%	11/2017	5,624	5,564	0.7	5,624
Surgical Information Systems, LLC^	Senior loan	L + 3.00%	4.01%	09/2018	1,906	1,903	0.2	1,906
U.S. Anesthesia Partners, Inc.	One stop	L + 5.00%	6.00%	12/2019	5,927	5,905	0.7	5,927
WIL Research Company, Inc.*	Senior loan	L + 4.50%	5.75%	02/2018	754	750	0.1	754
Young Innovations, Inc. (4)	Senior loan	L + 3.25%	N/A (5)	01/2018	-	-	-	(2)
Young Innovations, Inc.*	Senior loan	L + 4.25%	5.25%	01/2019	1,755	1,745	0.2	1,755
					214,794	211,865	25.7	210,323
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC*	Senior loan	L + 4.75%	5.75%	02/2022	2,132	2,112	0.2	2,126
Floor & Decor Outlets of America, Inc.*^	One stop	L + 6.50%	7.75%	05/2019	11,101	11,024	1.4	11,101
Plano Molding Company, LLC*	One stop	L + 6.00%	7.00%	05/2021	18,070	17,908	2.2	18,070

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

December 31, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate (2)	Date	Amount	Cost	Net Assets	Value
					31,303	31,044	3.8	31,297
Insurance
Captive Resources Midco, LLC (4)	One stop	L + 5.75%	N/A (5)	06/2020	-	(21)	-	-
Captive Resources Midco, LLC (4)	One stop	L + 5.75%	N/A (5)	06/2020	-	(19)	-	-
Captive Resources Midco, LLC*^	One stop	L + 5.75%	6.75%	06/2020	26,328	26,027	3.2	26,328
Higginbotham Insurance Agency, Inc.*	Senior loan	L + 5.25%	6.25%	11/2021	1,311	1,298	0.2	1,304
Internet Pipeline, Inc.(4)	One stop	L + 7.25%	N/A (5)	08/2021	-	(1)	-	-
Internet Pipeline, Inc.	One stop	L + 7.25%	8.25%	08/2022	4,948	4,819	0.6	4,948
RSC Acquisition, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	11/2022	-	(11)	-	(5)
RSC Acquisition, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	11/2020	-	(1)	-	-
RSC Acquisition, Inc.	Senior loan	L + 5.25%	6.25%	11/2022	3,453	3,376	0.4	3,418
					36,040	35,467	4.4	35,993
Investment Funds and Vehicles
Senior Loan Fund LLC (3)(8)	Subordinated debt	L + 8.00%	8.19%	05/2020	82,730	82,730	10.1	82,730

Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	One stop	L + 7.75%	9.00%	11/2018	1,177	1,170	0.1	806
Competitor Group, Inc.*	One stop	L + 9.25%	9.00% cash/1.50% PIK	11/2018	12,378	12,276	1.1	9,284
Self Esteem Brands, LLC(4)	Senior loan	L + 4.00%	N/A (5)	02/2020	-	(4)	-	-
Self Esteem Brands, LLC^	Senior loan	L + 4.00%	5.00%	02/2020	3,669	3,654	0.4	3,669
Teaching Company, The(4)	One stop	L + 6.25%	N/A (5)	08/2020	-	(1)	-	-
Teaching Company, The	One stop	L + 6.25%	7.25%	08/2020	19,069	18,803	2.3	19,069
Titan Fitness, LLC(4)	One stop	L + 6.50%	N/A (5)	09/2019	-	(16)	-	-
Titan Fitness, LLC(4)	One stop	L + 6.50%	N/A (5)	09/2019	-	(45)	-	-
Titan Fitness, LLC(4)	One stop	L + 6.50%	N/A (5)	09/2019	-	(16)	-	-
Titan Fitness, LLC*	One stop	L + 6.50%	7.75%	09/2019	13,292	13,099	1.6	13,292
					49,585	48,920	5.5	46,120
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	One stop	P + 7.75%	11.25%	10/2017	303	298	-	192
Benetech, Inc.*	One stop	L + 9.00%	10.25%	10/2017	4,628	4,606	0.5	4,165
					4,931	4,904	0.5	4,357
Oil and Gas
Drilling Info, Inc.(4)(7)	One stop	L + 5.00%	N/A (5)	06/2018	-	(1)	-	-
Drilling Info, Inc.(7)	One stop	L + 5.00%	6.00%	06/2018	346	344	-	346
Drilling Info, Inc.^	One stop	L + 5.00%	6.00%	06/2018	893	886	0.1	893
Drilling Info, Inc.(4)(7)	One stop	L + 5.00%	N/A (5)	06/2018	-	(8)	-	-
					1,239	1,221	0.1	1,239
Personal and Non-Durable Consumer Products
C.B. Fleet Company, Incorporated(4)	Senior loan	L + 4.75%	N/A (5)	12/2021	-	(6)	-	(6)
C.B. Fleet Company, Incorporated	Senior loan	L + 4.75%	N/A (5)	12/2021	-	-	-	-
C.B. Fleet Company, Incorporated*	Senior loan	L + 4.75%	5.75%	12/2021	1,360	1,347	0.2	1,347
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	6.50%	11/2021	6	5	-	5
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	6.50%	11/2021	5,765	5,652	0.7	5,707
The Hygenic Corporation(4)	Senior loan	L + 5.00%	N/A (5)	10/2019	-	(4)	-	-
The Hygenic Corporation*	Senior loan	L + 5.00%	6.00%	10/2020	3,267	3,226	0.4	3,267
Massage Envy, LLC(4)	One stop	L + 7.25%	N/A (5)	09/2018	-	(8)	-	-
Massage Envy, LLC*	One stop	L + 7.25%	8.50%	09/2018	15,570	15,392	1.9	15,570
Orthotics Holdings, Inc(3)(4)	One stop	L + 5.00%	N/A (5)	02/2020	-	(1)	-	(4)
Orthotics Holdings, Inc*(3)	One stop	L + 5.00%	6.00%	02/2020	1,384	1,370	0.2	1,342
Orthotics Holdings, Inc(4)	One stop	L + 5.00%	N/A (5)	02/2020	-	(14)	-	(42)
Orthotics Holdings, Inc(4)	One stop	L + 5.00%	N/A (5)	02/2020	-	(13)	-	(38)
Orthotics Holdings, Inc*	One stop	L + 5.00%	6.00%	02/2020	8,439	8,351	1.0	8,186
Team Technologies Acquisition Company(4)	Senior loan	L + 5.00%	N/A (5)	12/2017	-	(2)	-	-
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	6.25%	12/2017	4,770	4,745	0.6	4,763
Team Technologies Acquisition Company	Senior loan	L + 5.50%	6.75%	12/2017	879	870	0.1	885
					41,440	40,910	5.1	40,982
Personal, Food and Miscellaneous Services
Community Veterinary Partners, LLC	One stop	L + 5.50%	N/A (5)	10/2021	-	-	-	-
Community Veterinary Partners, LLC	One stop	L + 5.50%	N/A (5)	10/2021	-	-	-	-
Community Veterinary Partners, LLC*	One stop	L + 5.50%	6.50%	10/2021	2,485	2,461	0.3	2,460

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

December 31, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate (2)	Date	Amount	Cost	Net Assets	Value
Focus Brands Inc.*^	Second lien	L + 9.00%	10.25%	08/2018	11,195	11,127	1.4	11,195
Ignite Restaurant Group, Inc (Joe's Crab Shack)^	One stop	L + 7.00%	8.00%	02/2019	4,787	4,735	0.6	4,787
PetVet Care Centers LLC	Senior loan	L + 4.50%	5.50%	12/2020	1,228	1,209	0.2	1,228
PetVet Care Centers LLC	Senior loan	L + 4.50%	5.50%	12/2019	205	195	-	205
PetVet Care Centers LLC^	Senior loan	L + 4.50%	5.50%	12/2020	5,881	5,790	0.7	5,881
Vetcor Merger Sub LLC	One stop	L + 6.00%	7.00%	04/2021	973	965	0.1	973
Vetcor Merger Sub LLC(4)	One stop	L + 6.00%	N/A (5)	04/2021	-	(5)	-	-
Vetcor Merger Sub LLC(4)	One stop	L + 6.00%	N/A (5)	04/2021	-	(4)	-	-
Vetcor Merger Sub LLC*^	One stop	L + 6.00%	7.00%	04/2021	25,119	24,674	3.1	25,119
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.00%	N/A (5)	11/2020	-	(10)	-	-
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.00%	N/A (5)	11/2020	-	(1)	-	-
Veterinary Specialists of North America, LLC*	One stop	L + 5.00%	6.00%	11/2020	2,716	2,697	0.3	2,716
					54,589	53,833	6.7	54,564
Printing and Publishing
Brandmuscle, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	12/2021	-	(1)	-	-
Brandmuscle, Inc.	Senior loan	L + 4.75%	5.75%	12/2021	4,985	4,911	0.6	4,935
Market Track, LLC*	One stop	L + 7.00%	8.00%	10/2019	2,191	2,169	0.3	2,191
Market Track, LLC(4)	One stop	L + 7.00%	N/A (5)	10/2019	-	(8)	-	-
Market Track, LLC	One stop	L + 7.00%	8.00%	10/2019	2,157	2,139	0.3	2,157
Market Track, LLC	One stop	L + 7.00%	8.00%	10/2019	1,330	1,307	0.2	1,330
Market Track, LLC*^	One stop	L + 7.00%	8.00%	10/2019	28,902	28,590	3.5	28,902
					39,565	39,107	4.9	39,515
Retail Stores
Benihana, Inc.	One stop	P + 4.75%	8.25%	07/2018	651	610	0.1	608
Benihana, Inc.*^	One stop	L + 6.00%	7.25%	01/2019	15,397	15,109	1.8	15,089
CVS Holdings I, LP	One stop	L + 6.25%	7.25%	08/2021	1,928	1,892	0.2	1,928
CVS Holdings I, LP(4)	One stop	L + 6.25%	N/A (5)	08/2020	-	(4)	-	-
CVS Holdings I, LP*^	One stop	L + 6.25%	7.25%	08/2021	20,523	20,139	2.5	20,523
Cycle Gear, Inc.	One stop	L + 6.00%	7.00%	01/2020	72	58	-	72
Cycle Gear, Inc.	One stop	L + 6.00%	7.00%	01/2020	6,470	6,353	0.8	6,470
DTLR, Inc.*^	One stop	L + 6.50%	7.50%	10/2020	11,481	11,371	1.4	11,366
Elite Sportswear, L.P.(4)	Senior loan	L + 5.00%	N/A (5)	03/2020	-	(6)	-	-
Elite Sportswear, L.P.	Senior loan	L + 5.00%	6.00%	03/2020	2,842	2,794	0.3	2,842
Express Oil Change, LLC*	Senior loan	L + 5.00%	6.00%	12/2017	496	492	0.1	496
Marshall Retail Group, LLC, The(4)	One stop	L + 6.00%	N/A (5)	08/2020	-	(9)	-	(44)
Marshall Retail Group, LLC, The	One stop	L + 6.00%	7.47%	08/2019	585	564	0.1	475
Marshall Retail Group, LLC, The^	One stop	L + 6.00%	7.00%	08/2020	12,300	12,180	1.4	11,685
Paper Source, Inc.(4)	One stop	L + 6.25%	N/A (5)	09/2018	-	(7)	-	-
Paper Source, Inc.*^	One stop	L + 6.25%	7.25%	09/2018	12,856	12,784	1.6	12,856
RCPSI Corporation(4)	One stop	L + 5.75%	N/A (5)	04/2020	-	(3)	-	-
RCPSI Corporation*^	One stop	L + 5.75%	6.75%	04/2021	22,344	21,949	2.7	22,344
Restaurant Holding Company, LLC	Senior loan	L + 7.75%	8.75%	02/2019	4,831	4,799	0.6	4,589
Rubio's Restaurants, Inc*	Senior loan	L + 4.75%	6.00%	11/2018	3,974	3,974	0.5	3,974
Sneaker Villa, Inc.*^	One stop	L + 7.75%	8.75%	12/2020	12,530	12,405	1.5	12,405
Specialty Commerce Corp.(4)	One stop	L + 6.00%	N/A (5)	07/2017	-	(3)	-	-
Specialty Commerce Corp.	One stop	L + 6.00%	7.50%	07/2017	4,073	4,056	0.5	4,073
					133,353	131,497	16.1	131,751
Telecommunications
Arise Virtual Solutions, Inc.(4)	One stop	L + 6.00%	N/A (5)	12/2018	-	(1)	-	(6)
Arise Virtual Solutions, Inc.^	One stop	L + 6.00%	7.25%	12/2018	1,490	1,485	0.2	1,431
Hosting.com Inc.	Senior loan	P + 3.25%	6.75%	12/2017	37	37	-	37
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	12/2017	773	767	0.1	773
					2,300	2,288	0.3	2,235
Textile and Leather
5.11, Inc.*^	Senior loan	L + 5.00%	6.00%	02/2020	988	985	0.1	988
SHO Holding I Corporation	Senior loan	L + 4.00%	5.00%	10/2021	6	5	-	6
SHO Holding I Corporation*	Senior loan	L + 4.00%	5.00%	10/2022	2,078	2,058	0.3	2,063
Southern Tide, LLC(4)	One stop	L + 6.75%	N/A (5)	06/2019	-	(6)	-	-
Southern Tide, LLC^	One stop	L + 6.75%	7.75%	06/2019	4,044	4,016	0.5	4,044
					7,116	7,058	0.9	7,101
Utilities
PowerPlan Consultants, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	02/2021	-	(7)	-	-
PowerPlan Consultants, Inc.	Senior loan	L + 5.25%	6.25%	02/2022	4,885	4,821	0.6	4,885

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

December 31, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate (2)	Date	Amount	Cost	Net Assets	Value
					4,885	4,814	0.6	4,885

Total debt investments United States					$1,455,565	$1,437,869	175.9%	$1,436,111

Total debt investments					$1,457,218	$1,439,505	176.1%	$1,437,747

Fair Value as a percentage of Principal Amount								98.7%

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

December 31, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Equity Investments (9)(10)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.2%	$1,813
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	-	-
Whitcraft LLC	Preferred stock B	N/A	N/A	N/A	1	670	0.1	1,100
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	0.1	214
						2,471	0.4	3,127
Automobile
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	-	-	-	5
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	-	-	-	5
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	-	-	-	38
						-	-	48
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	57	746	0.4	2,982
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	-	157	-	175
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	9	964	0.2	1,479
Hopdoddy Holdings, LLC	LLC interest	N/A	N/A	N/A	130	130	-	130
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	695
Northern Brewer, LLC	LLC interest	N/A	N/A	N/A	438	362	-	62
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	-	274
Tate's Bake Shop, Inc.	LP interest	N/A	N/A	N/A	462	428	0.1	475
Uinta Brewing Company	LP interest	N/A	N/A	N/A	462	462	-	149
United Craft Brews LLC	LP interest	N/A	N/A	N/A	1	657	0.1	584
						4,647	0.9	7,005

Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	10	1,020	0.1	993

Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	-	73	-	77
Flexan, LLC	Common stock	N/A	N/A	N/A	1	-	-	31
						73	-	108
Containers, Packaging and Glass
Packaging Coordinators, Inc.(3)	Common stock	N/A	N/A	N/A	25	2,065	0.4	3,185
Packaging Coordinators, Inc.	Common stock	N/A	N/A	N/A	48	1,563	0.4	3,464
						3,628	0.8	6,649

Diversified Conglomerate Manufacturing
Chase Industries, Inc.	LLC units	N/A	N/A	N/A	1	1,186	0.2	1,467
ICCN Acquisition Corp.	Preferred stock	N/A	N/A	N/A	-	370	0.1	419
ICCN Acquisition Corp.	Common stock	N/A	N/A	N/A	-	-	-	-
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	-	160	-	-
						1,716	0.3	1,886

Diversified Conglomerate Service
Actiance, Inc.	Warrant	N/A	N/A	N/A	344	82	-	83
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	430	0.1	499
Daxko, LLC	LLC units	N/A	N/A	N/A	219	219	0.1	425
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	-	154	-	63
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	-	348	-	374
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	180	-	-	105
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	-	57
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	0.1	680
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	263	-	376
Steelwedge Software, Inc.	Warrant	N/A	N/A	N/A	36,575	76	-	77

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

December 31, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
TA MHI Buyer, Inc.	Preferred stock	N/A	N/A	N/A	-	202	-	202
Vendavo, Inc.	Preferred stock A	N/A	N/A	N/A	827	827	0.2	1,229
Vitalyst, LLC	Common stock	N/A	N/A	N/A	1	7	-	-
Vitalyst, LLC	Preferred stock A	N/A	N/A	N/A	-	61	-	57
						3,197	0.5	4,227
Electronics
ECI Acquisition Holdings, Inc.	Common stock	N/A	N/A	N/A	9	872	0.1	1,034
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	134	-	169
SEI, Inc.	LLC units	N/A	N/A	N/A	340	340	0.1	340
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	14	-	-
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	-	122	-	-
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	1	567	0.1	643
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	235	6	-	152
Syncsort Incorporated	Preferred stock	N/A	N/A	N/A	90	225	-	225
						2,280	0.3	2,563

Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	1,446	0.2	1,368

Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	614	0.1	614
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	-	-
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	0.1	752
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	64	-	195
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	741	-	-
California Cryobank, LLC	LLC units	N/A	N/A	N/A	-	28	-	31
California Cryobank, LLC	LLC units	N/A	N/A	N/A	-	-	-	8
Certara L.P.	LP interest	N/A	N/A	N/A	-	635	0.1	1,097
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	65	6	-	6
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	6,386	639	0.1	639
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	357	-	357
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	775	775	0.1	914
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	14	141	-	137
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	14	-	-	-
G & H Wire Company, Inc	LP interest	N/A	N/A	N/A	102	102	-	124
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	-	5	-	170
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	-	481	0.1	559
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	-	417	0.1	557
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	-	458	-	27
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	-	387	0.1	387
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	-	291
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	-	249	-	315
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	-	236
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	-	114
Reliant Pro ReHab, LLC	Preferred stock A	N/A	N/A	N/A	2	183	0.1	1,141
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	683	0.1	683
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	487	0.1	715
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	-	12
Spear Education, LLC	LLC units	N/A	N/A	N/A	-	86	-	96
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	497
U.S. Renal Care, Inc.	LP interest	N/A	N/A	N/A	1	2,665	0.5	3,721
Young Innovations, Inc.	LLC units	N/A	N/A	N/A	-	236	0.1	570
						11,954	1.8	14,965
Home and Office Furnishings, Housewares, and Durable Consumer

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

December 31, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	27	-	254

Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	-	-	142
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	43	1	-	1
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	-	98	-	98
						99	-	241

Investment Funds and Vehicles
Senior Loan Fund LLC (3)(8)	LLC interest	N/A	N/A	N/A	32,560	32,560	3.6	29,199

Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	LLC interest	N/A	N/A	N/A	1	714	-	-
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	-	156
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	6	583	0.1	845
						2,009	0.1	1,001
Personal and Non-Durable Consumer Products
C.B. Fleet Company, Incorporated	LLC units	N/A	N/A	N/A	2	134	-	224
Georgica Pine Clothiers, LLC	LLC interest	N/A	N/A	N/A	11	106	-	106
Hygenic Corporation, The	LP interest	N/A	N/A	N/A	1	61	-	108
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	1,093
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	-	114	0.1	343
						1,164	0.2	1,874
Personal, Food and Miscellaneous Services
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	114	-	114
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	-	161	-	163
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	85	85	-	145
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	766	766	0.1	809
						1,126	0.1	1,231
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	-	240	-	240
Market Track, LLC	Preferred stock	N/A	N/A	N/A	-	145	-	200
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	0.1	334
						530	0.1	774
Retail Stores
Barcelona Restaurants, LLC	LP interest	N/A	N/A	N/A	1,996	-	0.6	4,871
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	426
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	15	150	-	136
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	-	-	-
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	97	-	85
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	-	73	-	88
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	-	184
Marshall Retail Group LLC, The	LLC units	N/A	N/A	N/A	15	154	-	60
Paper Source, Inc.	Common stock	N/A	N/A	N/A	8	1,387	0.2	1,429
RCP PetPeople LP	LP interest	N/A	N/A	N/A	889	889	0.2	1,373
RCPSI Corporation	LLC interest	N/A	N/A	N/A	455	455	0.1	481
Rubio's Restaurants, Inc.	Preferred stock A	N/A	N/A	N/A	2	945	0.3	2,740
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	586
SSH Corporation	Common stock	N/A	N/A	N/A	-	40	-	146
						5,381	1.6	12,605
Textiles and Leather
Southern Tide, LLC	LLC interest	N/A	N/A	N/A	2	191	0.1	225

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

December 31, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	-	303	-	326
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	151	3	-	46
						306	-	372

Total equity investments United States						$75,825	11.1%	$90,715

Total United States						$1,513,694	187.0%	$1,526,826

Total Investments						$1,515,330	187.0%	$1,528,462

Cash, Restricted Cash and Cash Equivalents
Cash and Restricted Cash						15,616	1.9%	15,616
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)						3,176	0.4	3,176
BNY Mellon US Dollar Liquidity Fund Institutional Shares (CUSIP G1206E235)						46,239	5.7	46,239
US Bank Money Market Account (CUSIP 8AMMF0176)						4,771	0.6	4,771
US Bank Money Market Account (CUSIP 9AMMF05B2)						31,268	3.8	31,268
Total Cash, Restricted Cash and Cash Equivalents						$101,070	12.4	$101,070

Total Investments and Cash, Restricted Cash and Cash Equivalents						$1,616,400	199.6%	$1,629,532

NOTES

*	Denotes that all or a portion of the loan secures the notes offered in the 2010 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at December 31, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at December 31, 2015.
(3)	The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(4)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(5)	The entire commitment was unfunded at December 31, 2015. As such, no interest is being earned on this investment.
(6)	Loan was on non-accrual status as of December 31, 2015, meaning that the Company has ceased recognizing interest income on the loan.
(7)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire one stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(8)	As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the three months ended December 31, 2015 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(9)	Non-income producing securities.
(10)	Ownership of certain equity investments may occur through a holding company or partnership.

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Investments
United States
Debt investments
Aerospace and Defense
ILC Dover, LP	One stop	P + 6.00%	9.25%	03/2019	$781	$769	0.1%	$697
ILC Dover, LP*^	One stop	L + 7.00%	8.00%	03/2020	18,124	17,941	2.1	16,855
ILC Industries, Inc.(3)	One stop	L + 6.00%	N/A (5)	07/2020	-	(22)	-	(94)
ILC Industries, Inc.*^	One stop	L + 6.00%	7.00%	07/2020	22,670	22,527	2.7	22,386
NTS Technical Systems(3)	One stop	L + 6.00%	N/A (5)	06/2021	-	(47)	-	-
NTS Technical Systems(3)	One stop	L + 6.00%	N/A (5)	06/2021	-	(100)	-	-
NTS Technical Systems*^	One stop	L + 6.00%	7.00%	06/2021	26,441	26,001	3.3	26,441
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	349	345	-	349
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	8.00%	12/2017	3,899	3,845	0.1	1,170
Whitcraft LLC	One stop	P + 5.25%	8.50%	05/2020	3	2	-	2
Whitcraft LLC^	One stop	L + 6.50%	7.50%	05/2020	13,640	13,513	1.7	13,505
					85,907	84,774	10.0	81,311
Automobile
American Driveline Systems, Inc.	Senior loan	P + 4.50%	7.75%	03/2020	57	50	-	57
American Driveline Systems, Inc.*	Senior loan	L + 5.50%	6.50%	03/2020	1,817	1,763	0.2	1,817
CH Hold Corp. (Caliber Collision)	Senior loan	L + 4.75%	5.75%	11/2019	333	330	0.1	333
CH Hold Corp. (Caliber Collision)	Senior loan	L + 4.75%	5.75%	11/2019	1,862	1,846	0.2	1,862
Dent Wizard International Corporation*	Senior loan	L + 4.75%	5.75%	04/2020	2,585	2,572	0.3	2,566
Integrated Supply Network, LLC	Senior loan	P + 4.00%	6.87%	02/2020	347	338	0.1	347
Integrated Supply Network, LLC*	Senior loan	L + 5.25%	6.25%	02/2020	5,662	5,590	0.7	5,662
K&N Engineering, Inc.^	Senior loan	L + 4.25%	5.25%	07/2019	136	122	-	132
K&N Engineering, Inc.(3)	Senior loan	L + 4.25%	N/A (5)	07/2019	-	(4)	-	(5)
K&N Engineering, Inc.^	Senior loan	L + 4.25%	5.25%	07/2019	2,883	2,844	0.3	2,797
					15,682	15,451	1.9	15,568

Banking
HedgeServ Holding L.P.(3)	One stop	L + 6.00%	N/A (5)	02/2019	-	(6)	-	-
HedgeServ Holding L.P.^	One stop	L + 8.00%	7.00% cash/2.00% PIK	02/2019	17,177	17,065	2.2	17,177
					17,177	17,059	2.2	17,177
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.(3)	One stop	L + 5.75%	N/A (5)	04/2021	-	(1)	-	-
Abita Brewing Co., L.L.C.	One stop	L + 5.75%	6.75%	04/2021	8,074	7,924	1.0	8,074
ABP Corporation	Senior loan	P + 3.50%	7.25%	09/2018	167	162	-	167
ABP Corporation*	Senior loan	L + 4.75%	6.00%	09/2018	4,746	4,697	0.6	4,746
American Seafoods Group LLC	Senior loan	L + 5.00%	6.00%	08/2021	5,001	4,952	0.6	4,976
Atkins Nutritionals, Inc*^	One stop	L + 5.00%	6.25%	01/2019	17,490	17,314	2.2	17,512
Atkins Nutritionals, Inc*^	One stop	L + 8.50%	9.75%	04/2019	21,636	21,396	2.7	21,733
C. J. Foods, Inc.(3)	One stop	L + 5.50%	N/A (5)	05/2019	-	(9)	-	-
C. J. Foods, Inc.(3)	One stop	L + 5.50%	N/A (5)	05/2019	-	(7)	-	-
C. J. Foods, Inc.	One stop	L + 5.50%	6.50%	05/2019	3,192	3,157	0.4	3,192
Candy Intermediate Holdings, Inc. (Ferrara Candy)^	Senior loan	L + 6.25%	7.50%	06/2018	4,838	4,761	0.6	4,801
Firebirds International, LLC	One stop	L + 5.75%	7.00%	05/2018	304	300	-	304
Firebirds International, LLC(3)	One stop	L + 5.75%	N/A (5)	05/2018	-	(3)	-	-
Firebirds International, LLC(3)	One stop	L + 5.75%	N/A (5)	05/2018	-	(1)	-	-
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	1,085	1,074	0.1	1,085
First Watch Restaurants, Inc.(3)	One stop	L + 6.00%	N/A (5)	12/2020	-	(12)	-	-
First Watch Restaurants, Inc.(3)	One stop	L + 6.00%	N/A (5)	12/2020	-	(12)	-	-
First Watch Restaurants, Inc.(3)	One stop	L + 6.00%	N/A (5)	12/2020	-	(10)	-	-
First Watch Restaurants, Inc.(3)	One stop	L + 6.00%	N/A (5)	12/2020	-	(9)	-	-
First Watch Restaurants, Inc.*^	One stop	L + 6.00%	7.00%	12/2020	25,860	25,598	3.2	25,860
Hopdoddy Holdings, LLC(3)	One stop	L + 8.00%	N/A (5)	08/2020	-	(3)	-	(3)
Hopdoddy Holdings, LLC	One stop	L + 8.00%	N/A (5)	08/2020	-	-	-	-
Hopdoddy Holdings, LLC	One stop	L + 8.00%	9.00%	08/2020	666	653	0.1	660
IT'SUGAR LLC	Senior loan	L + 8.50%	10.00%	04/2018	7,489	7,393	0.9	7,489
IT'SUGAR LLC	Subordinated debt	N/A	5.00%	10/2017	1,707	1,707	0.2	1,715
Northern Brewer, LLC	One stop	P + 7.25%	8.50% cash/2.00% PIK	02/2018	697	688	0.1	558
Northern Brewer, LLC	One stop	P + 7.25%	8.50% cash/2.00% PIK	02/2018	6,394	6,305	0.6	5,116
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	132	122	-	122
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	10	10	-	10
Surfside Coffee Company LLC^	One stop	L + 5.25%	6.25%	06/2020	4,515	4,472	0.6	4,470
Uinta Brewing Company	One stop	L + 6.00%	7.00%	08/2019	385	379	-	362
Uinta Brewing Company^	One stop	L + 6.00%	7.00%	08/2019	3,203	3,178	0.4	3,107
United Craft Brews LLC	One stop	L + 6.25%	7.25%	03/2020	542	527	0.1	542
United Craft Brews LLC	One stop	L + 6.25%	7.25%	03/2020	68	53	-	68

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

United Craft Brews LLC	One stop	L + 6.25%	7.25%	03/2020	12,158	11,916	1.5	12,158
					130,359	128,671	15.9	128,824
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	5.75%	05/2021	1,492	1,485	0.2	1,496

Building and Real Estate
Accruent, LLC*	One stop	L + 6.25%	7.27%	11/2019	4,721	4,682	0.6	4,721
Brooks Equipment Company, LLC (3)	One stop	L + 5.75%	N/A (5)	08/2020	-	(16)	-	-
Brooks Equipment Company, LLC*^	One stop	L + 5.75%	6.75%	08/2020	24,967	24,661	3.1	24,967
ITEL Laboratories, Inc.(3)	Senior loan	L + 4.75%	N/A (5)	06/2018	-	(1)	-	-
ITEL Laboratories, Inc.*	Senior loan	L + 4.75%	6.00%	06/2018	697	692	0.1	697
					30,385	30,018	3.8	30,385

Chemicals, Plastics and Rubber
Flexan, LLC(3)	One stop	L + 5.25%	N/A (5)	02/2020	-	(6)	-	-
Flexan, LLC	One stop	L + 5.25%	6.25%	02/2020	6,152	6,099	0.8	6,152
Flexan, LLC	One stop	L + 5.25%	N/A (5)	02/2020	-	-	-	-
					6,152	6,093	0.8	6,152
Containers, Packaging and Glass
Fort Dearborn Company*^	Senior loan	L + 4.25%	5.25%	10/2017	567	565	0.1	567
Fort Dearborn Company*^	Senior loan	L + 4.75%	5.77%	10/2018	2,612	2,599	0.3	2,612
Packaging Coordinators, Inc.*^	Senior loan	L + 4.25%	5.25%	08/2021	14,850	14,724	1.8	14,786
Packaging Coordinators, Inc.	Second lien	L + 8.00%	9.00%	08/2022	10,000	9,913	1.2	9,850
					28,029	27,801	3.4	27,815
Diversified Conglomerate Manufacturing
Chase Industries, Inc.	One stop	L + 5.75%	6.83%	09/2020	3,393	3,353	0.4	3,393
Chase Industries, Inc.	One stop	P + 4.50%	7.75%	09/2020	234	216	-	234
Chase Industries, Inc.*^	One stop	L + 5.75%	6.75%	09/2020	20,880	20,706	2.6	20,880
Harvey Tool Company, LLC	Senior loan	L + 5.00%	N/A (5)	03/2019	-	-	-	-
Harvey Tool Company, LLC*	Senior loan	L + 5.00%	6.00%	03/2020	3,131	3,100	0.4	3,100
ICC-Nexergy, Inc(3)	One stop	L + 5.50%	N/A (5)	04/2020	-	(3)	-	-
ICC-Nexergy, Inc^	One stop	L + 5.50%	6.50%	04/2020	8,590	8,535	1.1	8,590
Onicon Incorporated(3)	One stop	L + 6.00%	N/A (5)	04/2020	-	(6)	-	-
Onicon Incorporated*	One stop	L + 6.00%	7.00%	04/2020	9,286	9,212	1.2	9,286
Plex Systems, Inc.(3)	One stop	L + 7.50%	N/A (5)	06/2018	-	(26)	-	-
Plex Systems, Inc.*^	One stop	L + 7.50%	8.75%	06/2018	18,797	18,431	2.3	18,797
Sunless Merger Sub, Inc.	Senior loan	P + 4.00%	7.25%	07/2016	59	58	-	32
Sunless Merger Sub, Inc.*	Senior loan	L + 5.25%	6.50%	07/2016	1,651	1,647	0.1	1,156
					66,021	65,223	8.1	65,468
Diversified Conglomerate Service
Accellos, Inc.(3)	One stop	L + 5.75%	N/A (5)	07/2020	-	(17)	-	-
Accellos, Inc.*^	One stop	L + 5.75%	6.75%	07/2020	32,121	31,804	3.9	32,121
Actiance, Inc.	One stop	L + 9.00%	N/A (5)	04/2018	-	-	-	-
Actiance, Inc. *^	One stop	L + 9.00%	10.00%	04/2018	2,502	2,410	0.3	2,502
Aderant North America, Inc.^	Senior loan	L + 4.25%	5.25%	12/2018	446	442	0.1	446
Agility Recovery Solutions Inc.(3)	One stop	L + 6.50%	N/A (5)	03/2020	-	(6)	-	-
Agility Recovery Solutions Inc.*^	One stop	L + 6.50%	7.50%	03/2020	10,352	10,260	1.3	10,352
Bomgar Corporation(3)	One stop	L + 6.00%	N/A (5)	09/2020	-	(20)	-	(15)
Bomgar Corporation*	One stop	L + 6.00%	7.00%	09/2020	29,638	29,158	3.6	29,416
Daxko, LLC(3)	One stop	L + 5.00%	N/A (5)	03/2019	-	(18)	-	-
Daxko, LLC*	One stop	L + 5.00%	6.00%	03/2019	15,528	15,327	1.9	15,528
DTI Holdco, Inc.	Senior loan	L + 5.00%	6.00%	08/2020	8,527	8,447	1.0	8,271
HealthcareSource HR, Inc.(3)	One stop	L + 6.75%	N/A (5)	05/2020	-	(2)	-	-
HealthcareSource HR, Inc.	One stop	L + 6.75%	7.75%	05/2020	17,903	17,508	2.2	17,903
Host Analytics, Inc.(3)	One stop	N/A	N/A (5)	02/2020	-	(6)	-	-
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	02/2020	2,960	2,914	0.4	2,960
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2018	899	890	0.1	899
Integration Appliance, Inc.*	One stop	L + 8.25%	9.50%	09/2020	719	709	0.1	719
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	06/2019	7,914	7,766	1.0	7,914
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2018	5,396	5,315	0.7	5,396
Mediaocean LLC(3)	Senior loan	L + 4.50%	N/A (5)	08/2020	-	(1)	-	-
Mediaocean LLC	Senior loan	L + 4.75%	5.75%	08/2022	3,000	2,934	0.4	2,970
NetSmart Technologies, Inc.	One stop	P + 4.25%	7.50%	02/2019	340	323	-	340
NetSmart Technologies, Inc.*^	One stop	L + 5.25%	6.25%	02/2019	14,816	14,690	1.8	14,816
PC Helps Support, LLC	Senior loan	P + 4.25%	7.50%	09/2017	66	65	-	62
PC Helps Support, LLC	Senior loan	L + 5.25%	6.51%	09/2017	1,522	1,513	0.2	1,492
Saldon Holdings, Inc.	Senior loan	L + 4.50%	N/A (5)	09/2021	-	-	-	-
Saldon Holdings, Inc.	Senior loan	L + 4.50%	5.50%	09/2021	2,990	2,960	0.4	2,960

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Secure-24, LLC(3)	One stop	L + 6.00%	N/A (5)	08/2017	-	(3)	-	-
Secure-24, LLC*	One stop	L + 6.00%	7.25%	08/2017	10,028	9,911	1.2	10,028
Secure-24, LLC^	One stop	L + 6.00%	7.25%	08/2017	1,467	1,454	0.2	1,467
Severin Acquisition, LLC(3)	Senior loan	L + 4.50%	N/A (5)	07/2021	-	(1)	-	(1)
Severin Acquisition, LLC	Senior loan	L + 4.50%	5.50%	07/2021	4,931	4,859	0.6	4,882
Source Medical Solutions, Inc.	Second lien	L + 8.00%	9.00%	03/2018	9,294	9,189	1.1	9,294
Steelwedge Software, Inc.	One stop	L + 10.00%	N/A (5)	09/2020	-	-	-	-
Steelwedge Software, Inc.^	One stop	P + 10.75%	12.00% cash/2.00% PIK	09/2020	2,153	2,055	0.3	2,055
TA MHI Buyer, Inc.	One stop	L + 6.50%	N/A (5)	09/2021	-	-	-	-
TA MHI Buyer, Inc.^	One stop	L + 6.50%	7.50%	09/2021	8,294	8,222	1.0	8,222
Vendavo, Inc.(3)	One stop	L + 8.50%	N/A (5)	10/2019	-	(13)	-	-
Vendavo, Inc.	One stop	L + 8.50%	9.50%	10/2019	15,501	15,219	1.9	15,501
					209,307	206,257	25.7	208,500

Electronics
Appriss Holdings, Inc.	Senior loan	L + 4.75%	5.07%	11/2020	902	865	0.1	873
Appriss Holdings, Inc.*	Senior loan	L + 4.75%	5.75%	11/2020	20,948	20,673	2.5	20,738
Compusearch Software Holdings, Inc.^	Senior loan	L + 4.50%	5.50%	05/2021	1,321	1,318	0.2	1,321
ECI Acquisition Holdings, Inc.	One stop	L + 6.25%	7.25%	03/2019	1,410	1,349	0.2	1,410
ECI Acquisition Holdings, Inc.(3)	One stop	L + 6.25%	N/A (5)	03/2019	-	(13)	-	-
ECI Acquisition Holdings, Inc.*^	One stop	L + 6.25%	7.25%	03/2019	21,779	21,495	2.7	21,779
Gamma Technologies, LLC(3)	One stop	L + 5.50%	N/A (5)	06/2021	-	(1)	-	-
Gamma Technologies, LLC^	One stop	L + 5.50%	6.50%	06/2021	18,183	18,010	2.2	18,183
Park Place Technologies LLC	One stop	L + 5.50%	N/A (5)	07/2021	-	-	-	-
Park Place Technologies LLC*^	One stop	L + 5.50%	6.50%	07/2021	4,950	4,914	0.6	4,926
Sloan Company, Inc., The	One stop	L + 6.25%	7.25%	04/2020	30	30	-	29
Sloan Company, Inc., The	One stop	L + 6.25%	7.25%	04/2020	7,589	7,503	0.9	7,362
Sparta Holding Corporation(3)	One stop	L + 5.50%	N/A (5)	07/2020	-	(31)	-	-
Sparta Holding Corporation*^	One stop	L + 5.50%	6.50%	07/2020	23,125	22,893	2.9	23,125
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (5)	03/2019	-	(3)	-	-
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (5)	03/2019	-	(1)	-	-
Syncsort Incorporated*	Senior loan	L + 4.75%	5.75%	03/2019	1,984	1,970	0.2	1,984
Systems Maintenance Services Holding, Inc.^	Senior loan	L + 4.00%	5.00%	10/2019	2,623	2,614	0.3	2,623
Taxware, LLC(3)	One stop	L + 6.50%	N/A (5)	04/2022	-	(5)	-	-
Taxware, LLC*^	One stop	L + 6.50%	7.50%	04/2022	19,899	19,609	2.5	19,899
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	9.00%	10/2021	9,435	9,242	1.2	9,435
					134,178	132,431	16.5	133,687

Finance
Ascensus, Inc.(3)	One stop	L + 4.00%	N/A (5)	11/2018	-	(12)	-	-
Ascensus, Inc.^	One stop	L + 4.00%	5.00%	12/2019	3,953	3,895	0.5	3,953
Ascensus, Inc.*^	One stop	L + 8.00%	9.00%	12/2020	6,337	6,173	0.8	6,337
					10,290	10,056	1.3	10,290
Grocery
AG Kings Holdings Inc.(3)	One stop	L + 5.50%	N/A (5)	04/2020	-	(7)	-	-
AG Kings Holdings Inc.	One stop	L + 5.50%	6.50%	04/2020	6,183	6,127	0.8	6,183
MyWebGrocer, Inc.(3)	One stop	L + 8.75%	N/A (5)	05/2018	-	(11)	-	-
MyWebGrocer, Inc.^	One stop	L + 8.75%	10.00%	05/2018	14,271	14,115	1.7	14,271
					20,454	20,224	2.5	20,454
Healthcare, Education and Childcare
Agilitas USA, Inc.^	Senior loan	L + 4.00%	5.00%	10/2020	2,125	2,107	0.3	2,125
Avalign Technologies, Inc.^	Senior loan	L + 4.50%	5.50%	07/2021	1,165	1,160	0.2	1,159
Avatar International, LLC(6)	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	1,648	1,644	0.1	548
Avatar International, LLC	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	573	571	0.1	573
Avatar International, LLC(6)*	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	7,641	7,615	0.3	2,540
California Cryobank, LLC^	One stop	L + 5.50%	6.50%	08/2019	1,550	1,538	0.2	1,550
California Cryobank, LLC	One stop	L + 5.50%	6.50%	08/2019	43	42	-	43
California Cryobank, LLC	One stop	P + 4.25%	7.50%	08/2019	43	41	-	43
Certara L.P.(3)	One stop	L + 6.25%	N/A (5)	12/2018	-	(14)	-	-
Certara L.P.*^	One stop	L + 6.25%	7.25%	12/2018	30,848	30,555	3.8	30,848
CPI Buyer, LLC (Cole-Parmer)*^	Senior loan	L + 4.50%	5.50%	08/2021	7,940	7,674	1.0	7,900
Curo Health Services LLC	Senior loan	L + 5.50%	6.50%	02/2022	1,990	1,972	0.3	1,997
DCA Investment Holding, LLC(3)	One stop	L + 5.25%	N/A (5)	07/2021	-	(2)	-	(1)
DCA Investment Holding, LLC*	One stop	L + 5.25%	6.25%	07/2021	14,336	13,990	1.8	14,192
Deca Dental Management LLC(3)	One stop	L + 6.25%	N/A (5)	07/2020	-	(11)	-	(8)
Deca Dental Management LLC	One stop	P + 5.25%	8.50%	07/2020	20	19	-	20
Deca Dental Management LLC*^	One stop	L + 6.25%	7.25%	07/2020	4,188	4,128	0.5	4,146

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value
Delta Educational Systems*	Senior loan	P + 4.75%	8.00%	12/2016	1,435	1,424	0.2	1,220
Delta Educational Systems(3)	Senior loan	L + 6.00%	N/A (5)	12/2016	-	-	-	(8)
Dental Holdings Corporation(3)	One stop	L + 5.50%	N/A (5)	02/2020	-	(16)	-	-
Dental Holdings Corporation(3)	One stop	L + 5.50%	N/A (5)	02/2020	-	(12)	-	-
Dental Holdings Corporation	One stop	L + 5.50%	6.50%	02/2020	6,575	6,444	0.8	6,575
Encore GC Acquisition, LLC(3)	Senior loan	L + 4.50%	N/A (5)	01/2020	-	(9)	-	-
Encore GC Acquisition, LLC*	Senior loan	L + 4.50%	5.50%	01/2020	3,484	3,439	0.4	3,484
G & H Wire Company, Inc.	One stop	L + 5.75%	6.75%	12/2017	268	263	-	268
G & H Wire Company, Inc.*^	One stop	L + 5.75%	6.75%	12/2017	13,291	13,197	1.6	13,291
GSDM Holdings Corp.	Senior loan	L + 4.25%	5.25%	06/2019	870	867	0.1	870
IntegraMed America, Inc.	One stop	L + 7.25%	8.50%	09/2017	406	402	-	398
IntegraMed America, Inc.*^	One stop	L + 7.25%	8.50%	09/2017	14,975	14,839	1.8	14,676
Joerns Healthcare, LLC*	One stop	L + 5.00%	6.17%	05/2020	3,318	3,286	0.4	3,301
Katena Holdings, Inc.(3)	One stop	L + 6.25%	N/A (5)	06/2021	-	(8)	-	-
Katena Holdings, Inc.(3)	One stop	L + 6.25%	N/A (5)	06/2021	-	(1)	-	-
Katena Holdings, Inc.^	One stop	L + 6.25%	7.25%	06/2021	8,142	8,064	1.0	8,142
Maverick Healthcare Group, LLC*	Senior loan	L + 5.50%	7.25%	12/2016	1,933	1,912	0.2	1,933
Pentec Acquisition Sub, Inc.(3)	Senior loan	L + 5.00%	N/A (5)	05/2017	-	(1)	-	-
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.00%	6.25%	05/2018	1,588	1,574	0.2	1,588
PPT Management, LLC(3)	One stop	L + 5.00%	N/A (5)	04/2020	-	(1)	-	-
PPT Management, LLC*^	One stop	L + 5.00%	6.00%	04/2020	13,158	13,037	1.6	13,158
Premise Health Holding Corp.	One stop	L + 4.50%	5.50%	06/2020	394	374	-	394
Premise Health Holding Corp.	One stop	L + 4.50%	5.50%	06/2020	15,000	14,896	1.9	15,000
Pyramid Healthcare, Inc.	One stop	P + 4.50%	7.75%	08/2019	313	309	-	313
Pyramid Healthcare, Inc.^	One stop	L + 5.75%	6.75%	08/2019	8,439	8,377	1.0	8,439
Radiology Partners, Inc.(3)	One stop	L + 5.00%	N/A (5)	09/2020	-	(38)	-	-
Radiology Partners, Inc.(3)	One stop	L + 5.00%	N/A (5)	09/2020	-	(6)	-	-
Radiology Partners, Inc.*^	One stop	L + 5.00%	6.00%	09/2020	17,037	16,813	2.1	17,037
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	7.25%	06/2017	424	419	0.1	424
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	6.00%	06/2017	3,226	3,206	0.4	3,226
RXH Buyer Corporation(3)	One stop	L + 5.75%	N/A (5)	09/2021	-	(56)	-	(28)
RXH Buyer Corporation(3)	One stop	L + 5.75%	N/A (5)	09/2021	-	(4)	-	(2)
RXH Buyer Corporation*^	One stop	L + 5.75%	6.75%	09/2021	17,612	17,264	2.2	17,435
Southern Anesthesia and Surgical(3)	One stop	L + 5.50%	N/A (5)	11/2017	-	(27)	-	-
Southern Anesthesia and Surgical(3)	One stop	L + 5.50%	N/A (5)	11/2017	-	(7)	-	-
Southern Anesthesia and Surgical	One stop	L + 5.50%	6.50%	11/2017	5,638	5,570	0.7	5,638
Surgical Information Systems, LLC^	Senior loan	L + 3.00%	4.01%	09/2018	1,934	1,930	0.2	1,934
U.S. Anesthesia Partners, Inc.	One stop	L + 5.00%	6.00%	12/2019	5,942	5,918	0.7	5,942
WIL Research Company, Inc.*	Senior loan	L + 4.50%	5.75%	02/2018	756	751	0.1	737
Young Innovations, Inc.	Senior loan	L + 3.25%	N/A (5)	01/2018	-	-	-	-
Young Innovations, Inc.*	Senior loan	L + 4.25%	5.25%	01/2019	1,830	1,819	0.2	1,830
					222,098	219,237	26.5	214,890
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC*	Senior loan	L + 4.75%	5.75%	02/2022	2,132	2,111	0.3	2,127
Plano Molding Company, LLC*	One stop	L + 6.00%	7.00%	05/2021	18,115	17,946	2.2	18,115
WII Components, Inc.	Senior loan	L + 4.50%	N/A (5)	07/2018	-	-	-	-
WII Components, Inc.*	Senior loan	L + 4.25%	5.25%	07/2018	1,048	1,044	0.1	1,048
Zenith Products Corporation(6)	One stop	P + 1.75%	5.00%	09/2013	81	48	-	41
Zenith Products Corporation*(6)	One stop	P + 3.50%	6.75%	09/2013	4,376	3,926	0.3	2,188
					25,752	25,075	2.9	23,519
Insurance
Captive Resources Midco, LLC (3)	One stop	L + 5.75%	N/A (5)	06/2020	-	(22)	-	(19)
Captive Resources Midco, LLC (3)	One stop	L + 5.75%	N/A (5)	06/2020	-	(20)	-	(17)
Captive Resources Midco, LLC*^	One stop	L + 5.75%	6.75%	06/2020	26,845	26,525	3.3	26,575
Internet Pipeline, Inc.(3)	One stop	L + 7.25%	N/A (5)	08/2021	-	(1)	-	-
Internet Pipeline, Inc.	One stop	L + 7.25%	8.25%	08/2022	4,960	4,826	0.6	4,910
					31,805	31,308	3.9	31,449
Investment Funds and Vehicles
Senior Loan Fund LLC (7)(8)	Subordinated debt	L + 8.00%	8.19%	05/2020	76,563	76,563	9.5	76,563

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	One stop	L + 7.75%	9.00%	11/2018	884	876	0.1	773
Competitor Group, Inc.*	One stop	L + 9.25%	9.00% cash/1.50% PIK	11/2018	12,331	12,221	1.4	11,098
Self Esteem Brands, LLC(3)	Senior loan	L + 4.00%	N/A (5)	02/2020	-	(4)	-	-
Self Esteem Brands, LLC^	Senior loan	L + 4.00%	5.00%	02/2020	3,669	3,653	0.5	3,669
Starplex Operating, L.L.C.(3)	One stop	L + 7.00%	N/A (5)	12/2017	-	(9)	-	-
Starplex Operating, L.L.C.*^	One stop	L + 7.00%	8.00%	12/2017	9,979	9,863	1.2	9,979
Teaching Company, The	One stop	L + 6.25%	7.25%	08/2020	30	29	-	29
Teaching Company, The	One stop	L + 6.25%	7.25%	08/2020	19,069	18,789	2.3	18,878
Titan Fitness, LLC(3)	One stop	L + 6.50%	N/A (5)	09/2019	-	(17)	-	-
Titan Fitness, LLC*	One stop	L + 6.50%	7.75%	09/2019	13,326	13,120	1.6	13,326
Titan Fitness, LLC (3)	One stop	L + 6.50%	N/A (5)	09/2019	-	(17)	-	-
					59,288	58,504	7.1	57,752
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	One stop	P + 7.75%	11.00%	10/2017	303	297	-	303
Benetech, Inc.*	One stop	L + 9.00%	10.25%	10/2017	4,696	4,671	0.6	4,696
					4,999	4,968	0.6	4,999
Oil and Gas
Drilling Info, Inc.(3)(4)	One stop	L + 5.00%	N/A (5)	06/2018	-	(1)	-	-
Drilling Info, Inc.(4)	One stop	L + 5.00%	6.00%	06/2018	355	353	-	355
Drilling Info, Inc.^	One stop	L + 5.00%	6.00%	06/2018	901	894	0.1	901
Drilling Info, Inc.(3)(4)	One stop	L + 5.00%	N/A (5)	06/2018	-	(5)	-	-
					1,256	1,241	0.1	1,256
Personal and Non-Durable Consumer Products
The Hygenic Corporation(3)	Senior loan	L + 5.00%	N/A (5)	10/2019	-	(5)	-	-
The Hygenic Corporation*	Senior loan	L + 5.00%	6.00%	10/2020	3,275	3,231	0.4	3,275
Massage Envy, LLC(3)	One stop	L + 7.25%	N/A (5)	09/2018	-	(9)	-	-
Massage Envy, LLC*	One stop	L + 7.25%	8.50%	09/2018	15,570	15,375	1.9	15,570
Orthotics Holdings, Inc(3)(8)	One stop	L + 5.00%	N/A (5)	02/2020	-	(2)	-	-
Orthotics Holdings, Inc*(8)	One stop	L + 5.00%	6.00%	02/2020	1,387	1,372	0.2	1,387
Orthotics Holdings, Inc(3)	One stop	L + 5.00%	N/A (5)	02/2020	-	(15)	-	-
Orthotics Holdings, Inc(3)	One stop	L + 5.00%	N/A (5)	02/2020	-	(14)	-	-
Orthotics Holdings, Inc*	One stop	L + 5.00%	6.00%	02/2020	8,460	8,367	1.0	8,460
Team Technologies Acquisition Company(3)	Senior loan	L + 5.00%	N/A (5)	12/2017	-	(2)	-	-
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	6.25%	12/2017	4,782	4,754	0.6	4,782
Team Technologies Acquisition Company	Senior loan	L + 5.50%	6.75%	12/2017	881	871	0.1	881
					34,355	33,923	4.2	34,355
Personal, Food and Miscellaneous Services
Focus Brands Inc.*^	Second lien	L + 9.00%	10.25%	08/2018	11,195	11,120	1.4	11,195
Ignite Restaurant Group, Inc (Joe's Crab Shack)^	One stop	L + 7.00%	8.00%	02/2019	6,108	6,039	0.7	6,108
PetVet Care Centers LLC	Senior loan	L + 4.50%	5.50%	12/2020	646	626	0.1	646
PetVet Care Centers LLC(3)	Senior loan	L + 4.50%	N/A (5)	12/2019	-	(11)	-	-
PetVet Care Centers LLC^	Senior loan	L + 4.50%	5.50%	12/2020	5,896	5,800	0.7	5,896
Vetcor Merger Sub LLC(3)	One stop	L + 6.00%	N/A (5)	04/2021	-	(14)	-	-
Vetcor Merger Sub LLC	One stop	L + 6.00%	7.00%	04/2021	8	4	-	8
Vetcor Merger Sub LLC*^	One stop	L + 6.00%	7.00%	04/2021	25,181	24,715	3.1	25,181
Veterinary Specialists of North America, LLC	One stop	L + 5.00%	N/A (5)	05/2020	-	-	-	-
Veterinary Specialists of North America, LLC*	One stop	L + 5.00%	6.00%	05/2020	587	582	0.1	587
					49,621	48,861	6.1	49,621
Printing and Publishing
Market Track, LLC	One stop	P + 6.00%	9.25%	10/2019	369	345	-	347
Market Track, LLC*^	One stop	L + 7.00%	8.00%	10/2019	28,976	28,643	3.5	28,686
Market Track, LLC*	One stop	L + 7.00%	8.00%	10/2019	2,197	2,173	0.3	2,175
Market Track, LLC	One stop	L + 7.00%	8.00%	10/2019	1,379	1,340	0.2	1,344
					32,921	32,501	4.0	32,552
Retail Stores
Benihana, Inc.	One stop	P + 4.75%	8.00%	07/2018	868	823	0.1	825
Benihana, Inc.*^	One stop	L + 6.00%	7.25%	01/2019	15,436	15,124	1.9	15,127
Boot Barn, Inc.*^	Senior loan	L + 4.50%	5.50%	06/2021	10,775	10,621	1.3	10,775
CVS Holdings I, LP	One stop	L + 6.25%	7.25%	08/2021	366	329	-	347
CVS Holdings I, LP(3)	One stop	L + 6.25%	N/A (5)	08/2020	-	(4)	-	(2)
CVS Holdings I, LP^	One stop	L + 6.25%	7.25%	08/2021	20,575	20,173	2.5	20,369
Cycle Gear, Inc.(3)	One stop	L + 6.00%	N/A (5)	01/2020	-	(15)	-	-
Cycle Gear, Inc.	One stop	L + 6.00%	7.00%	01/2020	6,486	6,362	0.8	6,486
DTLR, Inc.*^	One stop	L + 8.00%	11.00%	12/2015	15,026	15,017	1.8	15,026
Elite Sportswear, L.P.(3)	Senior loan	L + 5.00%	N/A (5)	03/2020	-	(7)	-	-

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par		of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

Elite Sportswear, L.P.	Senior loan	L + 5.00%	6.00%	03/2020	2,849	2,798	0.4	2,849
Express Oil Change, LLC*	Senior loan	L + 5.00%	6.00%	12/2017	104	103	-	104
Express Oil Change, LLC*	Senior loan	L + 5.00%	6.00%	12/2017	1,371	1,366	0.2	1,371
Express Oil Change, LLC(3)	Senior loan	L + 5.00%	N/A (5)	12/2017	-	(3)	-	-
Express Oil Change, LLC*	Senior loan	L + 5.00%	6.00%	12/2017	3,672	3,647	0.5	3,672
Floor & Decor Outlets of America, Inc.*^	One stop	L + 6.50%	7.75%	05/2019	11,130	11,047	1.4	11,130
Marshall Retail Group, LLC, The(3)	One stop	L + 6.00%	N/A (5)	08/2020	-	(9)	-	(27)
Marshall Retail Group, LLC, The	One stop	L + 6.00%	7.00%	08/2019	146	124	-	80
Marshall Retail Group, LLC, The^	One stop	L + 6.00%	7.00%	08/2020	12,331	12,205	1.5	11,960
Paper Source, Inc.	One stop	P + 5.00%	7.75%	09/2018	677	670	0.1	677
Paper Source, Inc.*^	One stop	L + 6.25%	7.25%	09/2018	12,888	12,810	1.6	12,888
RCPSI Corporation(3)	One stop	L + 5.75%	N/A (5)	04/2020	-	(4)	-	-
RCPSI Corporation*^	One stop	L + 5.75%	6.75%	04/2021	22,400	21,986	2.8	22,400
Restaurant Holding Company, LLC	Senior loan	L + 7.75%	8.75%	02/2019	4,843	4,809	0.5	4,310
Rubio's Restaurants, Inc	Senior loan	L + 4.75%	6.00%	11/2018	3,985	3,985	0.4	3,985
Sneaker Villa, Inc.^	One stop	L + 8.50%	10.00%	12/2017	627	620	0.1	627
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	752	740	0.1	752
Sneaker Villa, Inc.^	One stop	L + 8.50%	10.00%	12/2017	1,206	1,195	0.1	1,206
Sneaker Villa, Inc.	One stop	P + 7.00%	10.25%	12/2017	1,253	1,240	0.2	1,253
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	2,506	2,489	0.3	2,506
Sneaker Villa, Inc.^	One stop	L + 8.50%	10.00%	12/2017	4,154	4,126	0.5	4,154
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	4,317	4,254	0.5	4,317
Specialty Catalog Corp.(3)	One stop	L + 6.00%	N/A (5)	07/2017	-	(3)	-	-
Specialty Catalog Corp.	One stop	L + 6.00%	7.50%	07/2017	4,125	4,105	0.5	4,125
					164,868	162,723	20.1	163,292
Telecommunications
Arise Virtual Solutions, Inc.(3)	One stop	L + 5.50%	N/A (5)	12/2018	-	(1)	-	(3)
Arise Virtual Solutions, Inc.^	One stop	L + 5.50%	6.75%	12/2018	1,500	1,495	0.2	1,470
Hosting.com Inc.	Senior loan	P + 3.25%	6.50%	12/2017	37	37	-	37
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	12/2017	790	784	0.1	790
					2,327	2,315	0.3	2,294
Textile and Leather
5.11, Inc.*^	Senior loan	L + 5.00%	6.00%	02/2020	991	987	0.1	994
Southern Tide, LLC(3)	One stop	L + 6.75%	N/A (5)	06/2019	-	(7)	-	-
Southern Tide, LLC^	One stop	L + 6.75%	7.75%	06/2019	4,055	4,024	0.5	4,055
					5,046	5,004	0.6	5,049
Utilities
PowerPlan Consultants, Inc.(3)	Senior loan	L + 5.25%	N/A (5)	02/2021	-	(7)	-	-
PowerPlan Consultants, Inc.	Senior loan	L + 5.25%	6.25%	02/2022	4,885	4,818	0.6	4,885
					4,885	4,811	0.6	4,885

Total debt investments United States					$1,471,217	$1,452,577	178.8%	$1,449,603

Fair Value as a percentage of Principal Amount								98.5%

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Equity Investments (9) (10)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.3%	$2,078
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	-	-
Whitcraft LLC	Preferred stock B	N/A	N/A	N/A	1	670	0.1	821
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	160
						2,471	0.4	3,059
Automobile
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	-	-	-	6
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	-	-	-	6
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	-	-	-	47
						-	-	59
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	57	746	0.4	2,996
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	-	157	-	160
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	9	964	0.2	1,481
Hopdoddy Holdings, LLC	LLC interest	N/A	N/A	N/A	27	130	-	130
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	769
Northern Brewer, LLC	LLC interest	N/A	N/A	N/A	438	362	-	32
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	-	197
Tate's Bake Shop, Inc.	LP interest	N/A	N/A	N/A	-	462	0.1	503
Uinta Brewing Company	LP interest	N/A	N/A	N/A	-	462	-	192
United Craft Brews LLC	LP interest	N/A	N/A	N/A	1	657	0.1	653
						4,681	0.9	7,113

Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	10	1,021	0.1	892

Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	-	73	-	75
Flexan, LLC	Common stock	N/A	N/A	N/A	1	-	-	14
						73	-	89
Containers, Packaging and Glass
Packaging Coordinators, Inc.(8)	Common stock	N/A	N/A	N/A	25	2,065	0.3	2,533
Packaging Coordinators, Inc.	Common stock	N/A	N/A	N/A	48	1,563	0.3	2,205
						3,628	0.6	4,738

Diversified Conglomerate Manufacturing
Chase Industries, Inc.	LLC units	N/A	N/A	N/A	1	1,186	0.2	1,509
ICCN Acquisition Corp.	Preferred stock	N/A	N/A	N/A	-	370	-	360
ICCN Acquisition Corp.	Common stock	N/A	N/A	N/A	-	-	-	-
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	-	160	-	-
						1,716	0.2	1,869

Diversified Conglomerate Service
Actiance, Inc.	Warrant	N/A	N/A	N/A	344	82	-	82
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	430	0.1	447
Daxko, LLC	LLC units	N/A	N/A	N/A	219	219	-	343
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	-	154	-	72
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	-	348	-	348
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	180	-	-	98
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	-	-
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	0.1	604
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	-	-
PC Helps Support, LLC	Preferred stock A	N/A	N/A	N/A	-	61	-	62
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	263	0.1	379
Steelwedge Software, Inc.	Warrant	N/A	N/A	N/A	36,575	76	-	76
TA MHI Buyer, Inc.	Preferred stock	N/A	N/A	N/A	-	202	-	202
Vendavo, Inc.	Preferred stock A	N/A	N/A	N/A	827	827	0.2	1,198
						3,197	0.5	3,911

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Electronics
ECI Acquisition Holdings, Inc.	Common stock	N/A	N/A	N/A	9	873	0.2	1,027
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	134	-	134
SEI, Inc.	LLC units	N/A	N/A	N/A	340	340	-	340
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	14	-	14
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	-	122	-	122
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	1	567	0.1	629
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	235	6	-	208
						2,056	0.3	2,474

Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	1,446	0.2	1,389

Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	-	-
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	0.1	871
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	64	-	194
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	741	-	-
California Cryobank, LLC	LLC units	N/A	N/A	N/A	-	28	-	32
California Cryobank, LLC	LLC units	N/A	N/A	N/A	-	-	-	5
Certara L.P.	LP interest	N/A	N/A	N/A	-	635	0.1	923
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	65	6	-	6
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	6,386	639	0.1	639
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	357	-	357
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	734	734	0.1	736
Dialysis Newco, Inc. (DSI Renal)	LLC units	N/A	N/A	N/A	871	-	0.5	3,447
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	14	141	-	143
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	14	-	-	-
G & H Wire Company, Inc	LP interest	N/A	N/A	N/A	-	102	-	122
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	-	5	-	111
Global Healthcare Exchange, LLC	Preferred stock	N/A	N/A	N/A	-	481	0.1	547
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	875	-	281
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	-	387	0.1	387
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	-	228
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	-	249	-	309
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	-	252
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	-	82
Reliant Pro ReHab, LLC	Preferred stock A	N/A	N/A	N/A	2	183	0.2	956
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	683	0.1	683
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	487	0.1	794
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	-	20
Spear Education, LLC	LLC units	N/A	N/A	N/A	-	86	-	94
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	681
Young Innovations, Inc.	LLC units	N/A	N/A	N/A	-	236	-	346
						8,634	1.6	13,246
Home and Office Furnishings, Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	27	-	231
Zenith Products Corporation	Common stock	N/A	N/A	N/A	1	-	-	-
						27	-	231

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	-	-	146
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	43	1	-	1
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	-	98	-	98
						99	-	245

Investment Funds and Vehicles
Senior Loan Fund LLC (7)(8)	LLC interest	N/A	N/A	N/A	23,222	23,222	2.8	22,373

Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	LLC interest	N/A	N/A	N/A	1	714	-	22
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	-	22
Starplex Operating, L.L.C.	Common stock	N/A	N/A	N/A	1	183	0.1	409
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	6	583	0.1	827
						2,192	0.2	1,280
Personal and Non-Durable Consumer Products
C.B. Fleet Company, Incorporated	LLC units	N/A	N/A	N/A	2	174	-	268
The Hygenic Corporation	LP interest	N/A	N/A	N/A	1	61	-	87
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.2	1,058
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	-	114	-	351
						1,098	0.2	1,764
Personal, Food and Miscellaneous Services
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	-	161	-	157
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	85	85	-	85
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	766	766	0.1	766
						1,012	0.1	1,008
Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	-	145	-	195
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	-	272
						290	-	467
Retail Stores
Barcelona Restaurants, LLC(8)(11)	LP interest	N/A	N/A	N/A	1,996	1,996	0.7	5,523
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	595
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	15	150	-	153
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	-	-	-
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	97	-	106
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	-	73	-	71
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	-	153
Marshall Retail Group LLC, The	LLC units	N/A	N/A	N/A	15	154	-	59
Paper Source, Inc.	Common stock	N/A	N/A	N/A	8	1,387	0.2	1,455
RCP PetPeople LP	LP interest	N/A	N/A	N/A	889	889	0.2	1,331
RCPSI Corporation	LLC interest	N/A	N/A	N/A	455	455	0.1	455
Rubio's Restaurants, Inc.	Preferred stock A	N/A	N/A	N/A	2	945	0.3	2,711
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	583
SSH Corporation	Common stock	N/A	N/A	N/A	-	40	-	146
						7,377	1.7	13,341

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /		of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value
Textiles and Leather
Southern Tide, LLC	LLC interest	N/A	N/A	N/A	2	191	-	222

Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	-	303	-	319
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	151	3	-	92
						306	-	411

Total equity investments United States						$64,737	9.8%	$80,181

Total United States						$1,517,314	188.6%	$1,529,784

Total Investments						$1,517,314	188.6%	$1,529,784

Cash, Restricted Cash and Cash Equivalents
Cash and Restricted Cash						$20,137	2.5%	$20,137
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)						13,367	1.6	13,367
BNY Mellon US Dollar Liquidity Fund Institutional Shares (CUSIP G1206E235)						18,430	2.3	18,430
US Bank Money Market Account (CUSIP 9AMMF05B2)						45,550	5.6	45,550
Total Cash, Restricted Cash and Cash Equivalents						$97,484	12.0%	$97,484

Total Investments and Cash, Restricted Cash and Cash Equivalents						$1,614,798	200.6%	$1,627,268

*	Denotes that all or a portion of the loan secures the notes offered in the 2010 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR ("L") or Prime ("P") and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2015.
(3)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire one stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(5)	The entire commitment was unfunded at September 30, 2015. As such, no interest is being earned on this investment.
(6)	Loan was on non-accrual status as of September 30, 2015, meaning that the Company has ceased recognizing interest income on the loan.
(7)	As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).
(8)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(9)	Non-income producing securities.
(10)	Ownership of certain equity investments may occur through a holding company or partnership.
(11)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as the Company along with affiliated entities owns five percent or more of the portfolio company's voting securities.

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

The Company’s investment strategy is to invest primarily in senior secured and one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans) loans of U.S. middle-market companies. The Company may also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, U.S. middle-market companies. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

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

Fair value of financial instruments: The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820 — Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2015 and 2014, interest income included $1,891 and $1,670, respectively, of accretion of discounts. For the three months ended December 31, 2015 and 2014, the Company received loan origination fees of $2,156 and $3,062, respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2015, the Company recorded PIK income of $191 and received PIK payments in cash of $0. For the three months ended December 31, 2014, the Company recorded PIK income of $502 and received PIK payments in cash of $201.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three months ended December 31, 2015 and 2014, fee income included $165 and $147, respectively, of prepayment premiums.

For the three months ended December 31, 2015 and 2014, the Company received interest and fees in cash, which excludes capitalized loan origination fees, in the amounts of $27,224 and $25,156, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended December 31, 2015, the Company recorded dividend income of $1,007 and return of capital distributions of $2,070. For the three months ended December 31, 2014, the Company recorded dividend income of $18 and return of capital distributions of $8.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $6,828 and $6,487 as of December 31, 2015 and September 30, 2015, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2015 and 2014, $302 and $0, respectively, was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through December 31, 2015. The 2012 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board declares a cash distribution, then stockholders who participate in the DRIP will have their cash distribution reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The Company may use newly issued shares under the guidelines of the DRIP (if the Company’s shares are trading at a premium to net asset value), or the Company may purchase shares in the open market in connection with the obligations under the plan. In particular, if the Company’s shares are trading at a discount to net asset value (“NAV”) and the Company is otherwise permitted under applicable law to purchase such shares, the Company intends to purchase shares in the open market in connection with any obligations under the DRIP.

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

Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase up to $50,000 of the Company’s outstanding common stock on the open market at prices

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2015 and the Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Company did not make any repurchases of its common stock during the three months ended December 31, 2015.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2015 and September 30, 2015, the Company had deferred debt issuance costs of $6,448 and $7,624, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three months ended December 31, 2015 and 2014 was $1,249 and $1,047, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of December 31, 2015 and September 30, 2015, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $174 and $174, respectively.

Recent accounting pronouncements: In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2015 and early adoption is permitted. The Company has elected to adopt the ASU which did not have a material impact on the Company’s consolidated financial statements other than corresponding reductions to total assets and total liabilities on the consolidated statements of financial condition. Prior to adoption, the Company recorded deferred debt issuance costs as deferred financing costs as an asset on the consolidated statements of financial condition. Upon adoption, the Company reclassified these costs as unamortized debt issuance costs that reduce debt in the liabilities on the consolidated statements of financial condition and retrospectively reclassified the $7,624 of deferred debt issuance costs that were previously presented as deferred financing costs as an asset as of September 30, 2015.

In May 2015, FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2015 and early adoption is permitted. The Company adopted the ASU during the year ended September 30, 2015, which did not have a material impact on the Company’s consolidated financial statements other than the enhanced disclosures around fair value measurements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which, among other things, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the ASU changes the disclosure requirements for financial instruments. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted for certain provisions. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

For the three months ended December 31, 2015 and 2014, the Income Incentive Fee incurred was $407 and $932, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The Capital Gain Incentive Fee equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), which commenced with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s “Capital Gain Incentive Fee Base” equals (1) the sum of (i) realized capital gains, if any, on a cumulative positive basis from the date the Company elected to become a BDC through the end of each calendar year, (ii) all realized capital losses on a cumulative basis and (iii) all unrealized capital depreciation on a cumulative basis less (2) all unamortized deferred debt issuance costs, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

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

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the three months ended December 31, 2015 and 2014 was $0. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through December 31, 2015, the Company has not made any Capital Gain Incentive Fee payments. For the three months ended December 31, 2015 and 2014, the Company accrued a capital gain incentive fee under GAAP of $1,364 and $139, respectively.

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

Included in accounts payable and accrued expenses is $503 and $606 as of December 31, 2015 and September 30, 2015, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies and rating agency fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Administrator during the three months ended December 31, 2015 and 2014 were $557 and $156, respectively.

As of December 31, 2015 and September 30, 2015, included in accounts payable and accrued expenses were $1,019 and $554, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

During the three months ended December 31, 2015 and 2014, the Company sold $79,223 and $15,825, respectively, of investments and unfunded commitments to SLF at fair value and recognized $595 and $121, respectively, of net realized gains.

Note 4.       Investments

Investments as of December 31, 2015 and September 30, 2015 consisted of the following:

	As of December 31, 2015			As of September 30, 2015
	Par	Cost	Fair Value	Par	Cost	Fair Value
Senior secured	$180,198	$178,128	$178,284	$199,573	$197,189	$197,329
One stop	1,152,659	1,137,445	1,135,424	1,153,450	1,137,654	1,134,222
Second lien	39,924	39,495	39,588	39,924	39,464	39,774
Subordinated debt	1,707	1,707	1,721	1,707	1,707	1,715
Subordinated notes in SLF (1)	82,730	82,730	82,730	76,563	76,563	76,563
LLC equity interests in SLF (1)	N/A	32,560	29,199	N/A	23,222	22,373
Equity	N/A	43,265	61,516	N/A	41,515	57,808
Total	$1,457,218	$1,515,330	$1,528,462	$1,471,217	$1,517,314	$1,529,784

(1)	SLF's proceeds from the subordinated notes and LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.

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

	As of December 31, 2015		As of September 30, 2015
Cost:
United States
Mid-Atlantic	$393,569	26.0%	$400,538	26.4%
Midwest	285,598	18.8	288,923	19.0
West	227,149	15.0	245,455	16.2
Southeast	392,384	25.9	376,243	24.8
Northeast	113,021	7.5	113,441	7.5
Southwest	101,973	6.7	92,714	6.1
Canada	1,636	0.1	-	-
Total	$1,515,330	100.0%	$1,517,314	100.0%

Fair Value:
United States
Mid-Atlantic	$388,277	25.4%	$395,779	25.9%
Midwest	292,022	19.1	292,826	19.1
West	228,572	15.0	250,264	16.4
Southeast	392,739	25.7	376,653	24.6
Northeast	119,460	7.8	118,738	7.8
Southwest	105,756	6.9	95,524	6.2
Canada	1,636	0.1	-	-
Total	$1,528,462	100.0%	$1,529,784	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The industry compositions of the portfolio at cost and fair value were as follows:

	As of December 31, 2015		As of September 30, 2015
Cost:
Aerospace and Defense	$87,022	5.8%	$87,245	5.7%
Automobile	15,877	1.0	15,451	1.0
Banking	17,156	1.1	17,059	1.1
Beverage, Food and Tobacco	123,435	8.1	133,352	8.8
Broadcasting and Entertainment	1,481	0.1	1,485	0.1
Buildings and Real Estate	30,551	2.0	31,039	2.0
Chemicals, Plastics and Rubber	73	-	6,166	0.4
Containers, Packaging and Glass	19,481	1.3	31,429	2.1
Diversified Conglomerate Manufacturing	66,847	4.4	66,939	4.4
Diversified Conglomerate Service	229,821	15.2	209,454	13.8
Electronics	156,463	10.3	134,487	8.9
Finance	-	-	10,056	0.7
Grocery	16,118	1.1	21,670	1.4
Healthcare, Education and Childcare	223,819	14.8	227,871	15.0
Home and Office Furnishings, Housewares and Durable Consumer	31,071	2.1	25,102	1.7
Insurance	35,566	2.3	31,407	2.1
Investment Funds and Vehicles	115,290	7.6	99,785	6.6
Leisure, Amusement, Motion Pictures and Entertainment	50,929	3.4	60,696	4.0
Mining, Steel, Iron and Non-Precious Metals	4,904	0.3	4,968	0.3
Oil and Gas	1,221	0.1	1,241	0.1
Personal and Non-Durable Consumer Products	42,074	2.8	35,021	2.3
Personal, Food and Miscellaneous Services	54,959	3.6	49,873	3.3
Printing and Publishing	39,637	2.6	32,791	2.2
Retail Stores	136,878	9.0	170,100	11.2
Telecommunications	2,288	0.2	2,315	0.2
Textiles and Leather	7,249	0.5	5,195	0.3
Utilities	5,120	0.3	5,117	0.3
Total	$1,515,330	100.0%	$1,517,314	100.0%

	As of December 31, 2015		As of September 30, 2015
Fair Value:
Aerospace and Defense	$84,108	5.5%	$84,370	5.5%
Automobile	15,944	1.0	15,627	1.0
Banking	17,265	1.1	17,177	1.1
Beverage, Food and Tobacco	126,440	8.3	135,937	8.9
Broadcasting and Entertainment	1,481	0.1	1,496	0.1
Buildings and Real Estate	30,864	2.0	31,277	2.0
Chemicals, Plastics and Rubber	108	-	6,241	0.4
Containers, Packaging and Glass	22,453	1.5	32,553	2.1
Diversified Conglomerate Manufacturing	67,453	4.4	67,337	4.4
Diversified Conglomerate Service	233,148	15.3	212,411	13.9
Electronics	157,962	10.3	136,161	8.9
Finance	-	-	10,290	0.7
Grocery	15,403	1.0	21,843	1.4
Healthcare, Education and Childcare	225,288	14.7	228,136	14.9
Home and Office Furnishings, Housewares and Durable Consumer	31,551	2.1	23,750	1.6
Insurance	36,234	2.4	31,694	2.1
Investment Funds and Vehicles	111,929	7.3	98,936	6.5
Leisure, Amusement, Motion Pictures and Entertainment	47,121	3.1	59,032	3.9
Mining, Steel, Iron and Non-Precious Metals	4,357	0.3	4,999	0.3
Oil and Gas	1,239	0.1	1,256	0.1
Personal and Non-Durable Consumer Products	42,856	2.8	36,119	2.4
Personal, Food and Miscellaneous Services	55,795	3.7	50,629	3.3
Printing and Publishing	40,289	2.6	33,019	2.2
Retail Stores	144,356	9.5	176,633	11.5
Telecommunications	2,235	0.1	2,294	0.1
Textiles and Leather	7,326	0.5	5,271	0.3
Utilities	5,257	0.3	5,296	0.4
Total	$1,528,462	100.0%	$1,529,784	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Senior Loan Fund LLC:

The Company co-invests with RGA Reinsurance Company (“RGA”) in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of each of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described in Note 6.

SLF is capitalized with subordinated notes and LLC equity interest subscriptions from its members. As of December 31, 2015, the Company and RGA owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests. SLF’s profits and losses are allocated to the Company and RGA in accordance with their 87.5% and 12.5%, respectively, ownership interests. Additionally, SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”), which as of December 31, 2015 allowed SLF II to borrow up to $300,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

As of December 31, 2015 and September 30, 2015, SLF had the following commitments from its members:

	As of December 31, 2015		As of September 30, 2015
	Committed	Funded	Committed	Funded
Subordinated note commitments (1)	$160,000	$94,549	$160,000	$87,500
LLC equity commitments (1)	40,000	37,211	40,000	26,540
Total	$200,000	$131,760	$200,000	$114,040

(1) Commitments presented are combined for the Company and RGA.

As of December 31, 2015 and September 30, 2015, SLF had total assets at fair value of $372,626 and $323,395, respectively. As of December 31, 2015 and September 30, 2015, SLF did not have any investments on non-accrual status. The portfolio companies in SLF are in industries similar to those in which the Company may invest directly. Additionally, as of December 31, 2015 and September 30, 2015, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $28,833 and $30,840, respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of December 31, 2015 and September 30, 2015:

	As of December 31, 2015	As of September 30, 2015
Senior secured loans (1)	$361,119	$320,583
Weighted average current interest rate on senior secured loans (2)	5.8%	5.8%
Number of borrowers in SLF	65	62
Largest loan to a single borrower (1)	$13,155	$12,734
Total of five largest loans to borrowers (1)	$61,483	$59,917

(1)	At principal/par amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal/par amount.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

SLF Loan Portfolio as of December 31, 2015

				Current
			Maturity	Interest	Principal/Par	Fair
Portfolio Company	Business Description	Security Type	Date	Rate (1)	Amount	Value (2)
1011778 B.C. ULC (New Red Finance/Burger King)	Beverage, Food and Tobacco	Senior loan	12/2021	3.8%	$2,265	$2,248
5.11, Inc. (3)	Textiles and Leather	Senior loan	02/2020	6.0	3,154	3,154
Acosta, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	4.3	2,970	2,833
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5	1,960	1,899
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	6,841	6,704
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	468	453
Advanced Pain Management Holdings, Inc. (4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A (5)	-	(23)
AG Kings Holdings Inc.	Grocery	Senior loan	04/2020	6.5	6,175	6,175
Aimbridge Hospitality, LLC	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8	5,157	5,157
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0	4,988	4,947
Arise Virtual Solutions, Inc. (3)	Telecommunications	Senior loan	12/2018	7.3	11,652	11,186
Arise Virtual Solutions, Inc. (3) (4)	Telecommunications	Senior loan	12/2018	N/A (5)	-	(45)
Atkins Nutritionals, Inc (3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3	5,872	5,872
Atrium Innovations	Personal and Non Durable Consumer Products	Senior loan	02/2021	4.3	3,512	3,257
BJ's Wholesale Club, Inc.	Retail Stores	Senior loan	09/2019	4.5	2,950	2,835
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0	1,891	1,564
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5	10,748	10,748
Brickman Group Ltd. LLC	Farming and Agriculture	Senior loan	12/2020	4.0	1,975	1,918
C.B. Fleet Company, Incorporated (3) (4)	Personal and Non Durable Consumer Products	Senior loan	12/2021	N/A (5)	-	(11)
C.B. Fleet Company, Incorporated (3)	Personal and Non Durable Consumer Products	Senior loan	12/2021	5.8	5,616	5,560
C.B. Fleet Company, Incorporated (3)	Personal and Non Durable Consumer Products	Senior loan	12/2021	5.8	694	687
C.B. Fleet Company, Incorporated (3) (4)	Personal and Non Durable Consumer Products	Senior loan	12/2021	N/A (5)	-	(8)
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	5.8	4,406	4,384
Connect Merger Sub, Inc.	Telecommunications	Senior loan	04/2020	4.8	3,925	2,855
CPI Buyer, LLC (Cole-Parmer) (3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5	5,940	5,710
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5	5,955	5,907
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0	10,225	9,714
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0	1,000	866
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5	4,603	4,372
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5	255	202
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2017	5.0	2,212	2,212
Express Oil Change, LLC (3)	Retail Stores	Senior loan	12/2017	6.0	3,623	3,623
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	6.0	1,354	1,354
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	6.0	103	103
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	02/2020	6.8	5,403	5,315
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8	3,950	3,501
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3	6,137	6,137
GSDM Holdings Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2019	5.3	1,777	1,777
Hygenic Corporation, The (3)	Personal and Non Durable Consumer Products	Senior loan	10/2020	6.0	4,504	4,504
Integrated Supply Network, LLC (3)	Automobile	Senior loan	02/2020	6.3	11,970	11,970
Integrated Supply Network, LLC (3)	Automobile	Senior loan	02/2020	6.9	468	468
Joerns Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	05/2020	6.0	9,671	9,605
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5	6,888	6,888
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5	1,106	1,106
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3	3,855	3,739
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3	182	177
K&N Engineering, Inc. (3) (4)	Automobile	Senior loan	07/2019	N/A (5)	-	(6)
Mediaocean LLC (3)	Diversified/Conglomerate Service	Senior loan	08/2022	5.8	2,993	2,993
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2020	5.5	5	4
Mister Car Wash Holdings, Inc.	Automobile	Senior loan	08/2021	5.0	2,970	2,954
National Veterinary Associates, Inc.	Personal, Food and Miscellaneous Services	Senior loan	08/2021	4.8	988	983
Netsmart Technologies, Inc. (3)	Diversified/Conglomerate Service	Senior loan	02/2019	6.3	10,421	10,421
Netsmart Technologies, Inc. (3)	Diversified/Conglomerate Service	Senior loan	02/2019	6.3	499	499
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3	3,900	3,900
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3	426	426
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	7.3	81	81
Packaging Coordinators, Inc.(AndersonBrecon) (3)	Containers, Packaging and Glass	Senior loan	08/2021	5.3	11,970	11,895
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.5	2,032	1,991
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.7	263	248
Pasternack Enterprises, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	12/2017	6.3	1,044	1,044
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0	1,970	1,155

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

SLF Loan Portfolio as of December 31, 2015 (continued)

				Current
			Maturity	Interest	Principal/Par	Fair
Portfolio Company	Business Description	Security Type	Date	Rate (1)	Amount	Value (2)
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2019	5.5	205	205
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5	5,940	5,940
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5	1,229	1,229
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	6.3	12,000	12,000
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0	13,125	13,125
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0	30	30
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5	11,921	11,921
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	6.8	8,418	8,418
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.0	224	224
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0	6,232	6,170
Reliant Pro ReHab, LLC (3)	Healthcare, Education and Childcare	Senior loan	06/2017	6.0	4,198	4,198
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	5.0	3,675	3,675
Rubio's Restaurants, Inc (3)	Retail Stores	Senior loan	11/2018	6.0	5,082	5,082
Rug Doctor LLC	Personal and Non Durable Consumer Products	Senior loan	06/2018	6.3	8,941	8,941
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	6.0	3,925	3,603
SEI, Inc.	Electronics	Senior loan	07/2021	5.8	8,777	8,777
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0	7,930	7,930
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	5.5	4,919	4,892
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	958	958
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	5,945	5,945
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	500	500
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior loan	10/2019	5.0	2,409	2,409
Take 5 Oil Change, L.L.C.	Automobile	Senior loan	07/2018	5.8	6,630	6,630
Take 5 Oil Change, L.L.C.	Automobile	Senior loan	07/2018	5.8	770	770
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0	2,978	2,978
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	4,639	4,639
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	5.5	4,533	4,533
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,947	2,490
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	3,852	3,852
Young Innovations, Inc. (3) (4)	Healthcare, Education and Childcare	Senior loan	01/2018	N/A (5)	-	(8)
					$361,119	$354,468

(1)	Represents the weighted average annual current interest rate as of December 31, 2015. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820 . The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at December 31, 2015. As such, no interest is being earned on this investment.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

SLF Loan Portfolio as of September 30, 2015

				Current
			Maturity	Interest	Principal/Par	Fair
Portfolio Company	Business Description	Security Type	Date	Rate (1)	Amount	Value (2)
1011778 B.C. ULC (New Red Finance/Burger King)	Beverage, Food and Tobacco	Senior loan	12/2021	3.8%	$2,271	$2,264
5.11, Inc. (3)	Textiles and Leather	Senior loan	02/2020	6.0	3,162	3,172
Acosta, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	4.3	2,978	2,938
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5	1,965	1,951
Aderant North America, Inc.	Diversified/Conglomerate Service	Senior loan	12/2018	5.3	4,195	4,195
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	6,946	6,807
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	475	460
Advanced Pain Management Holdings, Inc. (4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A (5)	-	(23)
Affordable Care Inc.	Personal, Food and Miscellaneous Services	Senior loan	12/2018	5.5	3,976	3,976
Aimbridge Hospitality, LLC	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8	5,204	5,204
ARG IH Corporation	Beverage, Food and Tobacco	Senior loan	11/2020	4.8	4,370	4,385
Arise Virtual Solutions, Inc. (3) (4)	Telecommunications	Senior loan	12/2018	N/A (5)	-	(23)
Arise Virtual Solutions, Inc. (3)	Telecommunications	Senior loan	12/2018	6.8	11,729	11,494
Atkins Nutritionals, Inc (3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3	5,872	5,879
Atrium Innovations	Personal and Non Durable Consumer Products	Senior loan	02/2021	4.3	3,520	3,336
BJ's Wholesale Club, Inc.	Retail Stores	Senior loan	09/2019	4.5	2,957	2,934
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0	1,895	1,729
Brickman Group Ltd. LLC	Farming and Agriculture	Senior loan	12/2020	4.0	1,980	1,954
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.4	5,630	5,630
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.4	696	696
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	5.8	4,417	4,401
Connect Merger Sub, Inc.	Telecommunications	Senior loan	04/2020	4.8	3,935	3,820
CPI Buyer, LLC (Cole-Parmer) (3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5	5,955	5,925
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5	5,970	5,990
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0	10,251	10,046
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0	1,000	946
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior loan	04/2021	4.5	2,469	2,470
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5	4,614	4,384
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	6.8	96	43
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2017	5.0	2,245	2,245
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	01/2020	6.8	5,612	5,591
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8	3,960	3,769
GSDM Holdings Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2019	5.3	1,782	1,782
Hygenic Corporation, The (3)	Personal and Non Durable Consumer Products	Senior loan	10/2020	6.0	4,515	4,515
Integrated Supply Network, LLC (3)	Automobile	Senior loan	02/2020	6.3	12,000	12,000
Integrated Supply Network, LLC (3)	Automobile	Senior loan	02/2020	6.9	734	734
Joerns Healthcare, LLC	Healthcare, Education and Childcare	Senior loan	05/2020	6.2	9,696	9,647
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5	6,906	6,906
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5	254	254
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3	3,865	3,749
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3	183	177
K&N Engineering, Inc. (3) (4)	Automobile	Senior loan	07/2019	N/A (5)	-	(6)
Mister Car Wash Holdings, Inc.	Automobile	Senior loan	08/2021	5.0	2,970	2,971
National Veterinary Associates, Inc.	Personal, Food and Miscellaneous Services	Senior loan	08/2021	4.8	990	991
Netsmart Technologies, Inc. (3)	Diversified/Conglomerate Service	Senior loan	02/2019	6.3	10,448	10,448
Netsmart Technologies, Inc. (3)	Diversified/Conglomerate Service	Senior loan	02/2019	7.5	231	231
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3	3,912	3,912
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	7.0	147	147
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3	47	47
Octane Fitness, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	10/2018	6.5	7,718	7,718
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.8	2,037	2,037
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.9	292	292
Pasternack Enterprises, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	12/2017	6.3	1,044	1,044
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0	1,975	1,580
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5	5,955	5,955
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5	646	646
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	6.3	12,000	12,000
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5	11,921	11,921
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5	283	283

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

SLF Loan Portfolio as of September 30, 2015 (continued)

				Current
			Maturity	Interest	Principal/Par	Fair
Portfolio Company	Business Description	Security Type	Date	Rate (1)	Amount	Value (2)
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0	6,272	6,209
Reliant Pro ReHab, LLC (3)	Healthcare, Education and Childcare	Senior loan	06/2017	6.0	4,225	4,225
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	5.0	3,758	3,758
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3	71	71
Rubio's Restaurants, Inc (3)	Retail Stores	Senior loan	11/2018	6.0	5,095	5,095
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior loan	12/2016	6.3	9,769	9,769
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	6.0	3,935	3,891
SEI, Inc.	Electronics	Senior loan	07/2021	5.8	8,799	8,711
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0	7,930	7,930
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	960	960
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	5,960	5,960
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	500	500
Syncsort Incorporated (3)	Electronics	Senior loan	03/2019	5.8	8,860	8,860
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior loan	10/2019	5.0	2,415	2,415
Take 5 Oil Change, L.L.C.	Automobile	Senior loan	07/2018	6.3	6,647	6,647
Take 5 Oil Change, L.L.C.	Automobile	Senior loan	07/2018	6.3	187	187
Tate's Bake Shop, Inc.	Beverage, Food and Tobacco	Senior loan	08/2019	5.8	2,978	2,978
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	4,651	4,651
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	5.5	4,545	4,545
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,954	2,516
WII Components, Inc. (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	07/2018	5.3	3,008	3,008
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	4,018	4,018

					$320,583	$317,623

(1)	Represents the weighted average annual current interest rate as of September 30, 2015. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at September 30, 2015. As such, no interest is being earned on this investment.

The Company has committed to fund $140,000 of subordinated notes and $35,000 of LLC equity interest subscriptions to SLF. The amortized cost and fair value of the subordinated notes held by the Company was $82,730 and $82,730, respectively, as of December 31, 2015, and $76,563 and $76,563, respectively, as of September 30, 2015. As of December 31, 2015, the subordinated notes pay a weighted average interest rate of three-month London Interbank Offered Rate (“LIBOR”) plus 8.0%. For the three months ended December 31, 2015 and 2014, the Company earned interest income on the subordinated notes of $1,626 and $550, respectively. As of December 31, 2015 and September 30, 2015, $32,560 and $23,222 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed. For the three months ended December 31, 2015 and 2014, the Company received $776 and $0 in dividend income from the SLF LLC equity interests, respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

See below for certain summarized financial information for SLF as of December 31, 2015 and September 30, 2015 and for the three months ended December 31, 2015 and 2014:

	As of December 31, 2015	As of September 30, 2015
Selected Balance Sheet Information:
Investments, at fair value	$354,468	$317,623
Cash and other assets	18,158	5,772
Total assets	$372,626	$323,395

Senior credit facility	$241,100	$212,300
Unamortized debt issuance costs	(2,102)	(2,464)
Payable for open trades	5,079	-
Other liabilities	631	489
Total liabilities	244,708	210,325
Subordinated notes and members' equity	127,918	113,070
Total liabilities and members' equity	$372,626	$323,395

	Three months ended December 31,
	2015	2014
Selected Statement of Operations Information:
Interest income	$5,355	$1,600
Fee income	-	2
Total investment income	5,355	1,602

Interest expense	3,719	1,108
Administrative service fee	85	47
Other expenses	35	25
Total expenses	3,839	1,180
Net investment income	1,516	422

Net change in unrealized appreciation (depreciation) on investments, subordinated notes and secured borrowings	(3,501)	(452)
Net increase (decrease) in net assets	$(1,985)	$(30)

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 5.        Transactions with Affiliated Companies

An affiliated company is generally a company in which the Company owns 5% or more of its voting securities. A controlled affiliate is generally a company in which the Company owns more than 25% of the other company’s outstanding voting securities. Transactions related to our investments with both controlled and non-controlled affiliates for the three months ended December 31, 2015 were as follows:

Portfolio	Fair value at	Purchases	Redemptions	Sales	Discount	Net unrealized	Fair value at	Net realized	Interest and	Dividend
Company	September 30, 2015	(cost)	(cost)	(cost)	accretion	gains / (losses)	December 31, 2015	gains / (losses)	fee income	income
Controlled Affiliates
Senior Loan Fund LLC *	$98,936	$15,505	$-	$-	$-	$(2,512)	$111,929	$-	$1,626	$776
Non-Controlled Affiliates
Barcelona Restaurants, LLC (1)	5,523	-	(1,995)	-	-	1,343	4,871	2,722	-	-

Total Controlled and Non-Controlled Affiliates	$104,459	$15,505	$(1,995)	$-	$-	$(1,169)	$116,800	$2,722	$1,626	$776

*	Together with RGA, the Company co-invests through SLF. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owns more than 25% of the voting securities of SLF, the Company does not believe that it has control over SLF for purposes of the 1940 Act or otherwise.

(1)	During the three months ended December 31, 2015, a portion of the Company's investment was sold diluting the Company's ownership to less than five percent of the portfolio company's voting securities. As of December 31, 2015, the Company no longer classified the investment as a non-controlled affiliate.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2015 and 2014. The following section describes the valuation techniques used by the Company to

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2015 and September 30, 2015, with the exception of money market funds included in cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs of the fair value hierarchy.

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

All secured borrowings as of December 31, 2015 and September 30, 2015 were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

The following tables present fair value measurements of the Company’s investments and secured borrowings and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2015 and September 30, 2015:

As of December 31, 2015:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$1,437,747	$1,437,747
Equity investments(1)	-	-	61,516	61,516
Money market funds (1)(2)	85,454	-	-	85,454
Investment measured at NAV (3)(4)	-	-	-	29,199
Total assets:	$85,454	$-	$1,499,263	$1,613,916
Secured borrowings:	$-	$-	$346	$346

As of September 30, 2015:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$1,449,603	$1,449,603
Equity investments(1)	-	-	57,808	57,808
Money market funds (1)(2)	77,346	-	-	77,346
Investment measured at NAV (3)(4)	-	-	-	22,373
Total Assets:	$77,346	$-	$1,507,411	$1,607,130
Secured borrowings:	$-	$-	$355	$355

(1)	Refer to the consolidated schedules of investments for further details.
(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated statements of financial condition.
(3)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of financial condition.
(4)	Represents the Company's investment in LLC equity interests in SLF. The fair value of this investment has been estimated using the NAV of the Company's ownership interest in members' capital.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2015 and 2014 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held as of December 31, 2015 and 2014 was $5,585 and $895, respectively.

The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the three months ended December 31, 2015 and 2014:

	For the three months ended December 31, 2015
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings

Fair value, beginning of period	$1,449,603	$57,808	$1,507,411	$355

Net change in unrealized appreciation (depreciation) on investments	1,219	1,955	3,174	-
Net change in unrealized appreciation (depreciation) on secured borrowings	-	-	-	-
Net realized gain (loss) on investments	(657)	5,635	4,978	-
Proceeds from (funding of) revolving loans, net	(514)	-	(514)	-
Fundings of investments	149,476	4,006	153,482	-
PIK interest	197	-	197	-
Proceeds from principal payments and sales of portfolio investments	(163,468)	(7,888)	(171,356)	-
Repayments on secured borrowings	-	-	-	(9)
Accretion of discounts and amortization of premiums	1,891	-	1,891	-
Fair value, end of period	$1,437,747	$61,516	$1,499,263	$346

	For the three months ended December 31, 2014
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings

Fair value, beginning of period	$1,292,851	$45,519	$1,338,370	$389

Net change in unrealized appreciation (depreciation) on investments	(1,817)	732	(1,085)	-
Net change in unrealized appreciation (depreciation) on secured borrowings	-	-	-	-
Net realized gain (loss) on investments	(46)	1,772	1,726	-
Proceeds from (funding of) revolving loans, net	(90)	-	(90)	-
Fundings of investments	128,335	1,517	129,852	-
PIK interest	390	-	390	-
Proceeds from principal payments and sales of portfolio investments	(77,598)	(3,343)	(80,941)	-
Proceeds from secured borrowings	-	-	-	-
Repayments on secured borrowings	-	-	-	(9)
Accretion of discounts and amortization of premiums	1,670	-	1,670	-
Fair value, end of period	$1,343,695	$46,197	$1,389,892	$380

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments and secured borrowings as of December 31, 2015 and September 30, 2015.

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of December 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)(2)	$154,091	Market rate approach	Market interest rate	4.0% - 39.3% (6.8%)
		Market comparable companies	EBITDA multiples	3.5x - 17.5x (11.4x)

Subordinated Notes of SLF	$82,730	Discounted cash flow	Discount rate	8.2%
		analysis
One stop loans (1)(3)(4)	$1,103,565	Market rate approach	Market interest rate	5.5% - 26.3% (7.8%)
		Market comparable companies	EBITDA multiples (5)	4.5x - 41.2x (11.3x)
			Revenue multiples (5)	2.0x - 5.0x (3.6x)

Subordinated and second lien loans (1)(6)	$31,459	Market rate approach	Market interest rate	9.0% - 14.6% (10.2%)
		Market comparable companies	EBITDA multiples	7.0x - 16.0x (11.6x)

Equity securities (7)	$61,516	Market comparable companies	EBITDA multiples (8)	4.0x - 41.2x (11.3x)
			Revenue multiples (8)	2.0x - 5.0x (2.7x)

Liabilities:
Secured borrowings (9)	$346	Market rate approach	Market interest rate	6.0%
		Market comparable companies	EBITDA multiples	16.0x

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of December 31, 2015 was determined using the market rate approach.
(2)	Excludes $24,193 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(3)	Excludes $25,031 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(4)	Excludes $6,828 of non-accrual loans at fair value, which the Company valued on a liquidation basis.
(5)	The Company valued $1,015,953 and $87,612 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(6)	Excludes $9,850 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(7)	Excludes $29,199 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.
(8)	The Company valued $58,654 and $2,862 of equity investments using EBITDA and revenue multiples, respectively.
(9)	The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of December 31, 2015 was determined using the market rate approach.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of September 30, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)(2)	$153,205	Market rate approach	Market interest rate	4.0% - 25.3% (6.5%)
		Market comparable companies	EBITDA multiples	4.0x - 17.5x (11.7x)

Subordinated Notes of SLF	$76,563	Discounted cash flow analysis	Discount rate	8.2%

One stop loans (1)(3)(4)	$1,085,189	Market rate approach	Market interest rate	5.0% - 24.0% (7.8%)
		Market comparable companies	EBITDA multiples (5)	4.5x - 40.0x (10.9x)
			Revenue multiples (5)	2.1x - 5.0x (3.6x)

Subordinated and second lien loans (1)(6)	$20,444	Market rate approach	Market interest rate	9.0% - 14.6% (9.5%)
		Market comparable companies	EBITDA multiples	7.5x - 16.0x (12.5x)

Equity securities (7)	$57,808	Market comparable companies	EBITDA multiples (8)	4.0x - 40.0x (10.9x)
			Revenue multiples (8)	2.1x - 5.0x (3.0x)

Liabilities:
Secured borrowings (9)	$355	Market rate approach	Market interest rate	6.0%
		Market comparable companies	EBITDA multiples	30.0x

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2015 was determined using the market rate approach.
(2)	Excludes $44,124 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(3)	Excludes $42,546 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(4)	Excludes $6,487 of non-accrual loans at fair value, which the Company valued on a liquidation basis.
(5)	The Company valued $996,998 and $88,191 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(6)	Excludes $21,045 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(7)	Excludes $22,373 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.
(8)	The Company valued $54,965 and $2,843 of equity investments using EBITDA and revenue multiples, respectively.
(9)	The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2015 was determined using the market rate approach.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of December 31, 2015 and September 30, 2015. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of December 31, 2015		As of September 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt	$809,050	$807,220	$813,250	$815,087

Note 7.         Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of December 31, 2015, the Company’s asset coverage for borrowed amounts was 239.2%.

Debt Securitizations: On July 16, 2010, the Company completed a $300,000 term debt securitization, which was subsequently increased to $350,000 (as amended, “2010 Debt Securitization”). The notes (“2010 Notes”) offered in the 2010 Debt Securitization were issued by the 2010 Issuer, a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A 2010 Notes and Class B 2010 Notes are secured by the assets held by the 2010 Issuer. The 2010 Debt Securitization consists of $203,000 of Aaa/AAA Class A 2010 Notes,$12,000 face amount of Class B 2010 Notes and $135,000 face amount of Subordinated 2010 Notes that do not bear interest. The Class A 2010 Notes and Class B 2010 Notes are included in the December 31, 2015 and September 30, 2015 consolidated statements of financial condition as debt of the Company. As of December 31, 2015 and September 30, 2015, the Subordinated 2010 Notes were eliminated in consolidation.

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

As of December 31, 2015 and September 30, 2015, there were 80 and 78 portfolio companies with a total fair value of $321,732 and $310,622, respectively, securing the 2010 Notes. The pool of loans in the 2010 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2010 Debt Securitization is based on three-month LIBOR, which as of December 31, 2015 was 0.3%. For the three months ended December 31, 2015 and 2014, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

	For the three months ended December 31,
	2015	2014
Stated interest expense	$1,147	$1,104
Amortization of debt issuance costs	253	228
Total interest and other debt financing expenses	$1,400	$1,332
Cash paid for interest expense	$1,134	$1,093
Annualized average stated interest rate	2.1%	2.0%
Average outstanding balance	$215,000	$215,000

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A and B 2010 Notes are as follows:

Description	Class A 2010 Notes	Class B 2010 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$203,000	$12,000
Moody's Rating	"Aaa"	"Aa"
S&P Rating	"AAA"	"AA"
Interest Rate	LIBOR + 1.74%	LIBOR + 2.40%
Stated Maturity	July 20, 2023	July 20, 2023

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversifed portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization consists of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received $119,069 of LLC equity interests in the 2014 Issuer. The Company retained all of the Class C 2014 Notes and LLC equity interests totaling $37,500 and $119,069, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the December 31, 2015 and September 30, 2015 consolidated statements of financial condition as debt of the Company. As of December 31, 2015 and September 30, 2015, the Class C 2014 Notes and LLC equity interests were eliminated in consolidation.

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

As of December 31, 2015 and September 30, 2015, there were 68 and 71 portfolio companies with a total fair value of $357,883 and $382,077, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR, which as of December 31, 2015 was 0.3%. For the three months ended December 31, 2015 and 2014, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the three months ended December 31,
	2015	2014
Stated interest expense	$1,357	$1,290
Amortization of debt issuance costs	161	160
Total interest and other debt financing expenses	$1,518	$1,450
Cash paid for interest expense	$1,323	$2,011
Annualized average stated interest rate	2.2%	2.1%
Average outstanding balance	$246,000	$246,000

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1, A-2 and B 2014 Notes are as follows:

Description	Class A-1 2014 Notes	Class A-2 2014 Notes	Class B 2014 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$191,000	$20,000	$35,000
Moody's Rating	"Aaa"	"Aaa"	"Aa2"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 1.75%	LIBOR + 1.95%	LIBOR + 2.50%
Stated Maturity	April 25, 2026	April 25, 2026	April 25, 2026

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350,000 and the maximum amount that a single SBIC licensee may issue is $150,000. As of December 31, 2015, SBIC IV and SBIC V, our consolidated SBIC subsidiaries, had $150,000 and $75,000, respectively, of outstanding SBA-guaranteed debentures, respectively that mature between March 2021 and September 2025. As of September 30, 2015, SBIC IV and SBIC V had $150,000 and $75,000 of outstanding SBA-guaranteed debentures, respectively that mature between March 2021 and September 2025.

The interest rate on $225,000 of outstanding debentures as of December 31, 2015 is fixed at an average annualized interest rate of 3.7%. For the three months ended December 31, 2015 and 2014, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended December 31,
	2015	2014
Stated interest expense	$2,082	$1,936
Amortization of debt issuance costs	487	487
Total interest and other debt financing expenses	$2,569	$2,423
Cash paid for interest expense	$-	$-
Annualized average stated interest rate	3.7%	3.7%
Average outstanding balance	$225,000	$208,750

Revolving Credit Facility: On July 21, 2011, Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which as of December 31, 2015 allowed Funding to borrow up to $200,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Through the reinvestment period, which ends July 29, 2017, the Credit Facility bears interest at one-month LIBOR plus 2.25% per annum. After the reinvestment period, through the stated maturity date of July 30, 2020, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the Credit Facility. In addition to the stated interest expense on the Credit Facility, the Company is required to pay a non-usage fee rate between 0.50% and 2.00% per annum depending on the size of the unused portion of the Credit Facility.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

As of December 31, 2015 and September 30, 2015, the Company had outstanding debt under the Credit Facility of $123,050 and $127,250, respectively. For the three months ended December 31, 2015 and 2014, the Company had borrowings on the Credit Facility of $56,550 and $33,550 and repayments on the Credit Facility of $60,750 and $16,050, respectively. For the three months ended December 31, 2015 and 2014, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended December 31,
	2015	2014
Stated interest expense	$766	$142
Facility fees	124	162
Amortization of debt issuance costs	314	149
Total interest and other debt financing expenses	$1,204	$453
Cash paid for interest expense and facility fees	$869	$270
Annualized average stated interest rate	2.5%	2.4%
Average outstanding balance	$119,789	$23,059

Revolver: On November 22, 2013, Revolver Funding, a wholly-owned subsidiary of GBDC, entered into a $15,000 revolving line of credit (as amended, the “Revolver”), which could have been increased up to $30,000, with The PrivateBank and Trust Company (“PrivateBank”). On October 21, 2015, the Company and Revolver Funding terminated the Revolver with PrivateBank. There were no borrowings outstanding on the Revolver at the time of termination and Revolver Funding was released of all obligations under the Revolver and all liens on the assets held by Revolver Funding collateralizing the Revolver were released.

The Revolver was collateralized by all of the assets held by Revolver Funding. Both GBDC and Revolver Funding made customary representations and warranties and were required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Revolver was subject to the leverage restrictions contained in the 1940 Act. In addition, the Company paid a fee of 0.25% per annum on any unused portion of the Revolver.

As of December 31, 2015 and September 30, 2015, the Company had $0 outstanding debt under the Revolver. For the three months ended December 31, 2015 and 2014, the Company had $0 borrowings and repayments on the Revolver. For the three months ended December 31, 2015 and 2014, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the three months ended December 31,
	2015	2014
Stated interest expense	$-	$-
Facility fees	2	9
Amortization of debt issuance costs	34	23
Total interest and other debt financing expenses	$36	$32
Cash paid for interest expense and facility fees	$2	$9
Annualized average stated interest rate	N/A	N/A
Average outstanding balance	$-	$-

The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility and Revolver) for the three months ended December 31, 2015 and 2014 was $805,789 and $692,809, respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

For the three months ended December 31, 2015 and 2014, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.3% and 3.2%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2015 is as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

2010 Debt Securitization	$215,000	$-	$-	$-	$215,000
2014 Debt Securitization	246,000	-	-	-	246,000
SBA debentures	225,000	-	-	-	225,000
Credit Facility	123,050	-	-	123,050	-
Total borrowings	$809,050	$-	$-	$123,050	$686,000

Secured Borrowings: Certain partial loan sales do not qualify for sale accounting under ASC Topic 860 because these sales do not meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the consolidated statement of financial condition and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statement of financial condition. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the consolidated statements of operations.

As of December 31, 2015 and September 30, 2015, the Company recognized secured borrowings at fair value of $346 and $355, respectively, and the fair values of the loans that are associated with these secured borrowings was $1,239 and $1,256, respectively. These secured borrowings were the result of the Company’s completion of partial sales of one stop loans associated with one portfolio company that did not meet the definition of a “participating interest”. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings.

During the three months ended December 31, 2015, there were no partial loan sales, no fundings on revolving and delayed draw secured borrowings and repayments on secured borrowings totaled $9. During the three months ended December 31, 2014, there were no partial loan sales, no fundings on revolving and delayed draw secured borrowings and repayments on secured borrowings totaled $9.

For the three months ended December 31, 2015, the effective annualized average interest rate on secured borrowings, which includes amortization of original issuance costs, was 4.6%, interest expense was $4 and amortization of original issue discount was an amount less than $1. For the three months ended December 31, 2014, the effective annualized average interest rate on secured borrowings, which includes amortization of original issuance costs, was 4.5%, interest expense was $4, and amortization of original issue discount was an amount less than $1.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 8.	Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $116,191 and $121,545 under various undrawn revolvers and other credit facilities as of December 31, 2015 and September 30, 2015, respectively. As described in Note 4, the Company has commitments of up to $59,710 and $75,215 to SLF as of December 31, 2015 and September 30, 2015, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 9.	Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data(1):	2015	2014
Net asset value at beginning of period	$15.80	$15.55
Net increase in net assets as a result of issuance of shares (2)	0.01	-
Dividends and distributions declared	(0.32)	(0.32)
Net investment income	0.29	0.31
Net realized gain (loss) on investments	0.10	0.04
Net change in unrealized appreciation (depreciation) on investments	0.01	(0.03)
Net asset value at end of period	$15.89	$15.55

Per share market value at end of period	$16.63	$17.93
Total return based on market value(3)	6.16%	14.42%
Total return based on average net asset value *	10.10%	8.18%
Shares outstanding at end of period	51,379,787	47,171,518

Ratios/Supplemental Data:

Ratio of expenses (without incentive fees) to average net assets *	6.57%	6.42%
Ratio of incentive fees to average net assets *	0.87%	0.58%
Ratio of total expenses to average net assets *	7.44%	7.00%
Ratio of net investment income to average net assets *	7.34%	7.85%

Net assets at end of period	$816,360	$733,718
Average debt outstanding	$805,789	$692,809
Average debt outstanding per share	$15.68	$14.69
Asset coverage ratio (4)	239.18%	244.38%
Portfolio turnover *	44.59%	23.40%

*	Annualized for a period less than one year.
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Net increase in net assets as a result of issuance of shares for the three months ended December 31, 2015 is related to shares issued through the DRIP.
(3)	Total return based on market value assumes dividends are reinvested.
(4)	In accordance with the 1940 Act, with certain limited exceptions (including the Company's exemptive relief related to SBA debentures), the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 10.	Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2015 and 2014:

	Three months ended December 31,
	2015	2014
Earnings available to stockholders	$20,639	$15,172
Basic and diluted weighted average shares outstanding	51,302,788	47,121,194
Basic and diluted earnings per share	$0.40	$0.32

Note 11.	Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during three months ended December 31, 2015 and 2014:

			Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

Three months ended December 31, 2015
11/17/2015	12/11/2015	12/29/2015	$0.32	$15,149	79,594	$1,267

Three months ended December 31, 2014
11/17/2014	12/18/2014	12/29/2014	$0.32	$14,193	52,020	$885

Note 12.	Subsequent Events

On February 2, 2016, the Company’s Board declared a quarterly dividend of $0.32 per share payable on March 30, 2016 to holders of record as of March 7, 2016.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the effect of investments that we expect to make and the competition for those investments;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with GC Advisors LLC, or GC Advisors, and other affiliates of Golub Capital Incorporated and Golub Capital LLC, collectively, Golub Capital;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	general economic trends and other external factors;
•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;
•	general price and volume fluctuations in the stock markets;
•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder; and
•	the effect of changes to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this quarterly report on Form 10-Q and as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2015.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $15.0 billion in capital under management as of December 31, 2015, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of December 31, 2015 and September 30, 2015, our portfolio at fair value was comprised of the following:

	As of December 31, 2015		As of September 30, 2015
	Investments	Percentage of	Investments	Percentage of
Investment	at Fair Value	Total	at Fair Value	Total
Type	(In thousands)	Investments	(In thousands)	Investments
Senior secured	$178,284	11.7%	$197,329	12.9%
One stop	1,135,424	74.3	1,134,222	74.1
Second lien	39,588	2.6	39,774	2.6
Subordinated debt	1,721	0.1	1,715	0.1
Subordinated notes in SLF (1)	82,730	5.4	76,563	5.0
LLC equity interests in SLF (1)	29,199	1.9	22,373	1.5
Equity	61,516	4.0	57,808	3.8
Total	$1,528,462	100.0%	$1,529,784	100.0%

(1)	Senior Loan Fund, LLC's, or SLF, proceeds from the subordinated notes and limited liability company, or LLC, equity interests invested in SLF were utilized by SLF to invest in senior secured loans.

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2015 and September 30, 2015, one stop loans included $87.6 million and $88.2 million, respectively, of late stage lending loans at fair value.

As of December 31, 2015 and September 30, 2015, we had debt and equity investments in 169 and 164 portfolio companies, respectively, and investments in subordinated notes and LLC equity interests in SLF.

The weighted average annualized income yield and weighted average annualized investment income yield of our income producing debt investments, which represented nearly 100% of our debt investments, for the three months ended December 31, 2015 and 2014 was as follows:

	For the three months ended December 31,
	2015	2014
Weighted average annualized income yield (1)	7.6%	7.8%
Weighted average annualized investment income yield (2)	8.2%	8.3%

(1)	Represents income from interest, including subordinated note investment in SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.
(2)	Represents income from interest, including subordinated note investment in SLF, fees and amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.

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

Expenses: Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement and interest expense on our outstanding debt. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•	organizational expenses;
•	calculating our net asset value, or NAV, (including the cost and expenses of any independent valuation firm);
•	fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments, which fees and expenses may include, among other items, due diligence reports, appraisal reports, any studies that may be commissioned by GC Advisors and travel and lodging expenses;
•	expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;

•	administration fees and expenses, if any, payable under the Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments in portfolio companies, including costs associated with meeting financial sponsors;
•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration and franchise fees;
•	all costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs associated with individual or group stockholders;
•	costs associated with compliance under the Sarbanes-Oxley Act of 2002, as amended;
•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or the Administrator in connection with administering our business.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

GC Advisors, as collateral manager for Golub Capital BDC 2010-1 LLC, or the 2010 Issuer, our indirect subsidiary, under a collateral management agreement, or the 2010 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2010 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2010 Collateral Management Agreement, the term ‘‘collection period’’ refers to a quarterly period running from the day after the end of the prior collection period to the fifth business day of the calendar month in which a payment date occurs.

GC Advisors, as collateral manager for Golub Capital BDC CLO 2014 LLC, or the 2014 Issuer, our wholly-owned subsidiary, under a collateral management agreement, or the 2014 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2014 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2014 Collateral Management Agreement, the term ‘‘collection period’’ refers to a quarterly period running from the day after the end of the prior collection period to the tenth business day prior to the payment date.

Collateral management fees are paid directly by the 2010 Issuer and the 2014 Issuer to GC Advisors and offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2010 Issuer and 2014 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring and subsequent amendment of a $350.0 million term debt securitization, or the 2010 Debt Securitization, and the initial structuring of a $402.6 million term debt securitization, or the 2014 Debt Securitization. The 2010 Issuer and 2014 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2010 Debt Securitization and the 2014 Debt Securitization, collectively, the Debt Securitizations, as applicable.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

On February 2, 2016, our board of directors declared a quarterly distribution of $0.32 per share payable on March 30, 2016 to holders of record as of March 7, 2016.

Consolidated Results of Operations

Consolidated operating results for the three months ended December 31, 2015 and 2014 are as follows:

	For the three months ended December 31,		Variances
	2015	2014	2015 vs. 2014
	(In thousands)

Interest income	$25,675	$25,099	$576
Income from accretion of discounts and origination fees	1,892	1,670	222
Interest income from subordinated notes of SLF	1,626	550	1,076
Dividend income	1,007	18	989
Fee income	300	208	92

Total investment income	30,500	27,545	2,955

Total expenses	15,199	12,988	2,211

Net investment income - before excise tax	15,301	14,557	744

Excise tax	302	-	302

Net investment income - after excise tax	14,999	14,557	442

Net realized (losses) gains on investments	4,978	1,726	3,252
Net change in unrealized appreciation
(depreciation) on investments, and secured
borrowings	662	(1,111)	1,773

Net income	$20,639	$15,172	$5,467

Average earning portfolio company
investments, at fair value	$1,438,097	$1,372,572	$65,525

Average debt outstanding (1)	$805,789	$692,809	$112,980

(1)	For the three months ending December 31, 2015 and 2014, we have excluded $0.4 million of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meet the definition of a "participating interest", as defined in the guidance to Accounting Standards Codification, or ASC, Topic 860 - Transfers and Servicing, or ASC Topic 860.

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income increased from the three months ended December 31, 2014 to the three months ended December 31, 2015 by $3.0 million primarily as a result of an increase in interest income from subordinated notes of SLF of $1.1 million and an increase in dividend income of $1.0 million. The increase in dividend income was primarily a result of an increase of $0.8 million in dividend distributions received from our investment in SLF LLC equity interests.

The annualized income yield by security type for the three months ended December 31, 2015 and 2014 was as follows:

	For the three months ended December 31,
	2015	2014
Senior secured	6.2%	6.3%
One stop	7.7%	8.0%
Second lien	9.6%	9.5%
Subordinated debt	5.1%	8.4%
Subordinated notes in SLF (1)	8.2%	8.3%

(1)	SLF's proceeds from the subordinated notes were utilized by SLF to fund senior secured loans.

Annualized income yields on senior secured and one stop loans have declined for the three months ended December 31, 2015 compared to the three months ended December 31, 2014 primarily due to a continued general trend of interest rate compression on new investments. As of December 31, 2015, we have one remaining subordinated debt investment shown in the Consolidated Schedule of Investments.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses:

	For the three months ended December 31,		Variances
	2015	2014	2015 vs. 2014
	(In thousands)

Interest and other debt financing expenses	$5,482	$4,647	$835
Amortization of debt issuance costs	1,249	1,047	202
Base management fee	5,314	4,821	493
Income Incentive Fee	407	932	(525)
Capital gain incentive fee accrued under GAAP	1,364	139	1,225
Professional fees	731	629	102
Administrative service fee	503	607	(104)
General and administrative expenses	149	166	(17)

Total expenses	$15,199	$12,988	$2,211

Interest expense and debt facility fees increased by $0.8 million from the three months ended December 31, 2014 to the three months ended December 31, 2015 primarily due to an increase in the weighted average of outstanding borrowings from $692.8 million for the three months ended December 31, 2014 to $805.8 million for the three months ended December 31, 2015. The increase in our debt was primarily driven by an increase in our use of debt under the senior secured revolving credit facility, or the Credit Facility, entered into by Golub Capital BDC Funding LLC, or Funding, our wholly-owned subsidiary, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, to $123.1 million as of December 31, 2015 from an outstanding balance of $44.9 million as of December 31, 2014.

Amortization of debt issuance costs increased slightly by $0.2 million from the three months ended December 31, 2014 to $1.2 million for the three months ended December 31, 2015. The effective annualized average interest rate on our outstanding debt remained stable at 3.3% for the three months ended December 31, 2015 and 2014.

The base management fee increased as a result of a sequential increase in average assets from December 31, 2014 to December 31, 2015. The administrative service fee declined from the three months ended December 31, 2014 to the three months ended December 31, 2015 due to efficiencies gained by the Administrator in servicing a growing portfolio.

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee decreased $0.5 million from the three months ended December 31, 2014 to the three months ended December 31, 2015 as the interest rate compression on new investments and the change in asset mix of our portfolio caused a decline in our Pre-Incentive Fee Net Investment Income (as defined below), expressed as a rate of return on the value of our net assets. Due to this decline, we were not fully through the catch-up provision of the incentive fee calculation. For the three months ended December 31, 2015, the Income Incentive Fee expense as a percentage of Pre-Incentive Fee Net Investment Income was 2.4% compared to 6.0% for the three months ended December 31, 2014. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash.

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement for the three months ended December 31, 2015 and 2014 was $0. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. The accrual for capital gain incentive fee under GAAP was $1.4 million, or $0.03 per share, for the three months ended December 31, 2015 and $139,000, or $0.00 per share, for the three months ended December 31, 2014. The increase in accrual for a capital gain incentive fee under GAAP for the three months ended December 31, 2015 from the three months ended December 31, 2014 was primarily the result of realized gains on the liquidation of equity investments and unrealized appreciation of debt and equity investments.

For additional details on the liquidation of equity investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three months ended December 31, 2015 and 2014 were $0.6 million and $0.2 million, respectively.

As of December 31, 2015 and September 30, 2015, included in accounts payable and accrued expenses were $1.1 million and $0.6 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Excise Tax Expense

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We would then pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2015, we recorded a net expense of $302,000 for U.S. federal excise tax. For the three months ended December 31, 2014, we had no U.S. federal excise tax expense.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended December 31,		Variances
	2015	2014	2015 vs. 2014
	(In thousands)

Net realized gain (loss) on investments	$4,978	$1,727	$3,251

Net realized gain (loss)	4,978	1,727	3,251

Unrealized appreciation on investments	16,839	6,896	9,943
Unrealized (depreciation) on investments	(13,665)	(7,981)	(5,684)
Unrealized appreciation on investments in SLF (1)	-	-	-
Unrealized (depreciation) on investments in SLF (1)	(2,512)	(26)	(2,486)
Unrealized appreciation on secured borrowings	-	-	-
Unrealized (depreciation) on secured borrowings	-	-	-

Net change in unrealized appreciation (depreciation) on
investments, investments in SLF, and secured borrowings	$662	$(1,111)	$1,773

(1)	Unrealized appreciation and (depreciation) on investments in SLF include our investments in subordinated notes and LLC interests in SLF.

For the three months ended December 31, 2015, we had a net realized gain of $5.0 million primarily due to the sale of, or capital gain distributions received from, three equity investments that were partially offset by the realized loss on the write off of one non-accrual portfolio company investment.

During the three months ended December 31, 2015, we had $16.8 million in unrealized appreciation on 102 portfolio company investments, which was offset by $13.7 million in unrealized depreciation on 131 portfolio company investments. Unrealized appreciation during the three months ended December 31, 2015 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments and the reversal of prior period unrealized depreciation associated with the portfolio company investment write-off. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during the three months ended December 31, 2015.

For the three months ended December 31, 2015, we had $2.5 million in unrealized depreciation on our investment in SLF LLC equity interests, respectively. The unrealized depreciation on the SLF LLC equity interests was driven by negative credit-related adjustments associated with SLF’s investment portfolio. For the three months ended December 31, 2015, we had no unrealized appreciation or depreciation on our investment in SLF subordinated notes.

For the three months ended December 31, 2014, we had a net realized gain of $1.7 million primarily due to the sale of two equity investments.

During the three months ended December 31, 2014, we had $6.9 million in unrealized appreciation on 73 portfolio company investments, which was offset by $8.0 million in unrealized depreciation on 120 portfolio company investments. Unrealized appreciation during the three months ended December 31, 2014 resulted from an increase in fair value primarily due to the rise in market prices with portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation on the equity investments sold during the three months ended December 31, 2014.

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

Liquidity and Capital Resources

For the three months ended December 31, 2015, we experienced a net increase in cash and cash equivalents of $1.4 million. During the period, cash provided by operating activities was $23.0 million primarily as a result of proceeds from principal payments and sales of portfolio investments of $171.4 million. This was partially offset by the funding of investments of $162.8 million and net investment income of $15.0 million. During the same period, cash used in investment activities of $2.2 million was driven by the increase in restricted cash and cash equivalents. Lastly, cash used in financing activities was $19.4 million, primarily driven by repayments of debt of $60.8 million and distributions paid of $15.1 million that were partially offset by borrowings on debt of $56.6 million.

For the three months ended December 31, 2014, we experienced a net increase in cash and cash equivalents of $0.6 million. During the period, we used $40.8 million in operating activities primarily as a result of funding portfolio investments of $131.5 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $80.9 million and net investment income of $14.6 million. During the same period, cash provided by investment activities of $39.1 million was driven by the decrease in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $2.3 million, primarily driven by borrowings on debt of $33.6 million that were partially offset by repayments of debt of $16.1 million and distributions paid of $14.2 million.

As of December 31, 2015 and September 30, 2015, we had cash and cash equivalents of $6.9 million and $5.5 million, respectively. In addition, we had restricted cash and cash equivalents of $94.2 million and $92.0 million as of December 31, 2015 and September 30, 2015, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of December 31, 2015, $82.6 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the 2010 Debt Securitization and the 2014 Debt Securitization, or collectively, the Debt Securitizations, which are described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitizations. $6.8 million of such restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. As of December 31, 2015, $4.8 million of restricted cash and cash equivalents can be used to fund new investments that meet the regulatory and investment guidelines established by the Small Business Administration, or SBA, for our small business investment companies, or SBICs, which are described in further detail in Note 7 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of December 31, 2015 and September 30, 2015, we had outstanding commitments to fund investments totaling $116.2 million and $121.5 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2015 and September 30, 2015, respectively, subject to the terms of each loan’s respective credit agreement.

As of December 31, 2015, the Credit Facility allowed Funding to borrow up to $200.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2015 and September 30, 2015, subject to leverage and borrowing base restrictions, we had approximately $76.9 million and $72.7 million, respectively, of remaining commitments and $25.1 million and $40.1 million, respectively, of availability on the Credit Facility. As of December 31, 2015 and September 30, 2015, we had $123.1 million and $127.3 million outstanding under the Credit Facility, respectively. On October 21, 2015, we terminated the $15.0 million revolving line of credit, or the Revolver, entered into by Golub Capital BDC Revolver Funding LLC, or Revolver Funding, our wholly-owned subsidiary, with PrivateBank and Trust Company. As of September 30, 2015, the Revolver allowed Revolver Funding to borrow up to $15.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2015, subject to leverage and borrowing base restrictions, we had approximately $15.0 million of remaining commitments and $2.9 million of availability on the Revolver.

On July 16, 2010, we completed the 2010 Debt Securitization, which was subsequently increased to $350 million. The notes offered in the 2010 Debt Securitization, or the 2010 Notes, were issued by the 2010 Issuer and consist of $203.0 million of Class A 2010 Notes, which bear interest at a rate of three-month London Interbank Offered Rate, or LIBOR, plus 1.74%, $12.0 million of Class B 2010 Notes, which bear interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest. The Class A 2010 Notes and Class B 2010 Notes of the 2010 Debt Securitization are included in the December 31, 2015 and September 30, 2015 consolidated statements of financial condition as our debt and the Subordinated 2010 Notes were eliminated in consolidation.

On June 5, 2014, we completed the 2014 Debt Securitization in the which the 2014 Issuer issued an aggregate of $402.6 million of notes, or the 2014 Notes, including $191.0 million of Class A-1 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.95%, $35.0 million of Class B 2014 Notes, which bear interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bear interest at a rate of three-month LIBOR plus 3.50%, and $119.1 million of LLC equity interests in the 2014 Issuer that do not bear interest. We retained all of the Class C 2014 Notes and LLC equity interests in the 2014 Issuer totaling $37.5 million and $119.1 million, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the December 31, 2015 and September 30, 2015 consolidated statements of financial condition as our debt and the Class C 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of December 31, 2015 and September 30, 2015, we had outstanding debt under the 2014 Debt Securitization of $246.0 million.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350.0 million. The maximum amount that a single SBIC licensee may issue is $150.0 million. GC SBIC IV, L.P., or SBIC IV, and GC SBIC V, L.P., or SBIC V, our consolidated SBIC subsidiaries, may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of December 31, 2015, SBIC IV and SBIC V had $150.0 million and $75.0 million of outstanding SBA-guaranteed debentures, respectively that mature between March 2021 and September 2025. As of September

30, 2015, SBIC IV and SBIC V had $150.0 million and $75.0 million of outstanding SBA-guaranteed debentures, respectively that mature between March 2021 and September 2025. SBIC V has submitted an application for an additional commitment of $75.0 million of SBA-guaranteed debentures.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of December 31, 2015, our asset coverage for borrowed amounts was 239.2% (excluding the SBA debentures).

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

As of December 31, 2015, we believe that we had sufficient assets to adequately cover any obligations under our unfunded commitments.

Portfolio Composition, Investment Activity and Yield

As of December 31, 2015 and September 30, 2015, we had investments in 169 and 164 portfolio companies, respectively, with a total fair value of $1,416.5 million and $1,430.9 million, respectively, and had investments in subordinated notes and LLC equity interests in SLF with a total fair value of $111.9 million and $98.9 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2015 and 2014:

	For the three months ended December 31,
	2015		2014
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments

Senior secured	$35,136	21.2%	$77,297	52.8%
One stop	113,464	68.6	62,747	42.9
Subordinated notes in SLF (1)	6,168	3.7	3,281	2.2
LLC equity interests in SLF (1)	9,337	5.7	1,619	1.1
Equity securities	1,340	0.8	1,516	1.0
Total new investment commitments	$165,445	100.0%	$146,460	100.0%

(1)	SLF's proceeds from the subordinated notes and LLC equity interests were utilized by SLF to fund senior secured loans. As of December 31, 2015, SLF funded senior secured loans to 65 different borrowers.

For the three months ended December 31, 2015 and 2014, we had approximately $90.8 million and $60.2 million, respectively, in proceeds from principal payments and return of capital distributions from portfolio companies. For the three months ended December 31, 2015 and 2014, we had sales of securities in 12 and seven portfolio companies, respectively, aggregating approximately $80.4 million and $20.7 million, respectively, in net proceeds.

The following table shows the par, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2015 (1)			As of September 30, 2015 (1)
		Amortized	Fair		Amortized	Fair
	Par	Cost	Value	Par	Cost	Value
	(In thousands)

Senior secured:
Performing	$180,198	$178,128	$178,284	$199,573	$197,189	$197,329
Non-accrual (2)	-	-	-	-	-	-

One stop:
Performing	1,139,471	1,124,341	1,128,596	1,135,805	1,120,576	1,127,735
Non-accrual (2)	13,188	13,104	6,828	17,645	17,078	6,487

Second lien:
Performing	39,924	39,495	39,588	39,924	39,464	39,774
Non-accrual (2)	-	-	-	-	-	-

Subordinated debt:
Performing	1,707	1,707	1,721	1,707	1,707	1,715
Non-accrual (2)	-	-	-	-	-	-

Subordinated notes in SLF (3)
Performing	82,730	82,730	82,730	76,563	76,563	76,563
Non-accrual (2)	-	-	-	-	-	-

LLC equity interests in SLF (3)	N/A	32,560	29,199	N/A	23,222	22,373

Equity	N/A	43,265	61,516	N/A	41,515	57,808

Total	$1,457,218	$1,515,330	$1,528,462	$1,471,217	$1,517,314	$1,529,784

(1)	Eight and nine of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of December 31, 2015 and September 30, 2015, respectively.
(2)	We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will not be collected. See "--Critical Accounting Policies--Revenue Recognition."
(3)	SLF's proceeds from the subordinated notes and LLC equity interests in SLF were utilized by SLF to fund senior secured loans.

The following table shows the weighted average rate, spread over LIBOR of floating rate, and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2015 and 2014:

	For the three months ended December 31,
	2015	2014
Weighted average rate of new investment fundings (1)	6.7%	6.8%
Weighted average spread over LIBOR of new floating rate investment fundings (1)	5.7%	5.8%
Weighted average fees of new investment fundings	1.5%	1.8%
Weighted average rate of sales and payoffs of portfolio companies	7.3%	6.5%
Weighted average annualized income yield (2)	7.6%	7.8%

(1)	Excludes subordinated note investment in SLF.
(2)	Represents income from interest, including subordinated note investment in SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.

As of December 31, 2015, 93.9% and 93.9% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2015, 94.2% and

94.1% of our debt portfolio at fair value and at cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of December 31, 2015, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $22.7 million. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company. The portfolio median EBITDA excludes underlying borrowers in SLF.

As part of the monitoring process, GC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal system developed by Golub Capital and its affiliates. This system is not generally accepted in our industry or used by our competitors. It is based on the following categories, which we refer to as GC Advisors’ internal performance ratings:

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2015 and September 30, 2015:

	As of December 31, 2015		As of September 30, 2015
Internal	Investments	Percentage of	Investments	Percentage of
Performance	at Fair Value	Total	at Fair Value	Total
Rating	(In thousands)	Investments	(In thousands)	Investments
5	$79,344	5.2%	$134,142	8.8%
4	1,342,163	87.8	1,298,558	84.9
3	89,819	5.9	87,687	5.7
2	17,136	1.1	9,397	0.6
1	-	-	-	-
Total	$1,528,462	100.0%	$1,529,784	100.0%

Senior Loan Fund LLC

We co-invest with RGA Reinsurance Company, or RGA, in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of each of us and RGA (with unanimous approval required from (i) one representative of each of us and RGA or (ii) both representatives of each of us and RGA). SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business.

SLF is capitalized with subordinated notes and LLC equity interest subscriptions from its members. As of December 31, 2015, we and RGA owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests.

As of December 31, 2015 and September 30, 2015, SLF had the following commitments from its members:

	As of December 31, 2015		As of September 30, 2015
	Committed	Funded	Committed	Funded
	(Dollars in thousands)
Subordinated note commitments (1)	$160,000	$94,549	$160,000	$87,500
LLC equity commitments (1)	40,000	37,211	40,000	26,540
Total	$200,000	$131,760	$200,000	$114,040

(1)	Commitments presented are combined for us and RGA.

As of December 31, 2015, the senior secured revolving credit facility, or, as amended, the SLF Credit Facility, which SLF entered into through its wholly-owned subsidiary, Senior Loan Fund II LLC, or SLF II, allows SLF II to borrow up to $300.0 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ends May 12, 2017, and the stated maturity date is May 13, 2020. As of December 31, 2015 and September 30, 2015, SLF II had outstanding debt under the SLF Credit Facility of $241.1 million and $212.3 million, respectively.

Through the reinvestment period, the SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.25%, depending on the composition of the collateral asset portfolio, per annum. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the SLF Credit Facility.

As of December 31, 2015 and September 30, 2015, SLF had total assets at fair value of $372.6 million and $323.4 million, respectively. As of both December 31, 2015 and September 30, 2015, SLF did not have any investments on non-accrual status. The portfolio companies in SLF are in industries similar to those in which we may invest directly. Additionally, as of December 31, 2015 and September 30, 2015, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $28.8 million and $30.8 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of December 31, 2015 and September 30, 2015:

	As of December 31, 2015	As of September 30, 2015
	(Dollars in thousands)
Senior secured loans (1)	$361,119	$320,583
Weighted average current interest rate on senior secured loans (2)	5.8%	5.8%
Number of borrowers in SLF	65	62
Largest loan to a single borrower (1)	$13,155	$12,734
Total of five largest loans to borrowers (1)	$61,483	$59,917

(1)	At principal amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Loan Portfolio as of December 31, 2015

				Current
			Maturity	Interest	Principal/Par	Fair
Portfolio Company	Business Description	Security Type	Date	Rate (1)	Amount	Value (2)
					(In thousands)
1011778 B.C. ULC (New Red Finance/Burger King)	Beverage, Food and Tobacco	Senior loan	12/2021	3.8%	2,265	2,248
5.11, Inc. (3)	Textiles and Leather	Senior loan	02/2020	6.0	3,154	3,154
Acosta, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	4.3	2,970	2,833
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5	1,960	1,899
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	6,841	6,704
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	468	453
Advanced Pain Management Holdings, Inc. (4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A (5)	-	(23)
AG Kings Holdings Inc.	Grocery	Senior loan	04/2020	6.5	6,175	6,175
Aimbridge Hospitality, LLC	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8	5,157	5,157
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0	4,988	4,947
Arise Virtual Solutions, Inc. (3)	Telecommunications	Senior loan	12/2018	7.3	11,652	11,186
Arise Virtual Solutions, Inc. (3) (4)	Telecommunications	Senior loan	12/2018	N/A (5)	-	(45)
Atkins Nutritionals, Inc (3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3	5,872	5,872
Atrium Innovations	Personal and Non Durable Consumer Products	Senior loan	02/2021	4.3	3,512	3,257
BJ's Wholesale Club, Inc.	Retail Stores	Senior loan	09/2019	4.5	2,950	2,835
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0	1,891	1,564
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5	10,748	10,748
Brickman Group Ltd. LLC	Farming and Agriculture	Senior loan	12/2020	4.0	1,975	1,918
C.B. Fleet Company, Incorporated (3) (4)	Personal and Non Durable Consumer Products	Senior loan	12/2021	N/A (5)	-	(11)
C.B. Fleet Company, Incorporated (3)	Personal and Non Durable Consumer Products	Senior loan	12/2021	5.8	5,616	5,560
C.B. Fleet Company, Incorporated (3)	Personal and Non Durable Consumer Products	Senior loan	12/2021	5.8	694	687
C.B. Fleet Company, Incorporated (3) (4)	Personal and Non Durable Consumer Products	Senior loan	12/2021	N/A (5)	-	(8)
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	5.8	4,406	4,384
Connect Merger Sub, Inc.	Telecommunications	Senior loan	04/2020	4.8	3,925	2,855
CPI Buyer, LLC (Cole-Parmer) (3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5	5,940	5,710
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5	5,955	5,907
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0	10,225	9,714
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0	1,000	866
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5	4,603	4,372
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5	255	202
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2017	5.0	2,212	2,212
Express Oil Change, LLC (3)	Retail Stores	Senior loan	12/2017	6.0	3,623	3,623
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	6.0	1,354	1,354
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	6.0	103	103
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	02/2020	6.8	5,403	5,315
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8	3,950	3,501
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3	6,137	6,137
GSDM Holdings Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2019	5.3	1,777	1,777
Hygenic Corporation, The (3)	Personal and Non Durable Consumer Products	Senior loan	10/2020	6.0	4,504	4,504
Integrated Supply Network, LLC (3)	Automobile	Senior loan	02/2020	6.3	11,970	11,970
Integrated Supply Network, LLC (3)	Automobile	Senior loan	02/2020	6.9	468	468
Joerns Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	05/2020	6.0	9,671	9,605
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5	6,888	6,888
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5	1,106	1,106
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3	3,855	3,739
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3	182	177
K&N Engineering, Inc. (3) (4)	Automobile	Senior loan	07/2019	N/A (5)	-	(6)
Mediaocean LLC (3)	Diversified/Conglomerate Service	Senior loan	08/2022	5.8	2,993	2,993
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2020	5.5	5	4
Mister Car Wash Holdings, Inc.	Automobile	Senior loan	08/2021	5.0	2,970	2,954
National Veterinary Associates, Inc.	Personal, Food and Miscellaneous Services	Senior loan	08/2021	4.8	988	983
Netsmart Technologies, Inc. (3)	Diversified/Conglomerate Service	Senior loan	02/2019	6.3	10,421	10,421
Netsmart Technologies, Inc. (3)	Diversified/Conglomerate Service	Senior loan	02/2019	6.3	499	499
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3	3,900	3,900
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3	426	426
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	7.3	81	81
Packaging Coordinators, Inc.(AndersonBrecon) (3)	Containers, Packaging and Glass	Senior loan	08/2021	5.3	11,970	11,895
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.5	2,032	1,991
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.7	263	248
Pasternack Enterprises, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	12/2017	6.3	1,044	1,044
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0	1,970	1,155

SLF Loan Portfolio as of December 31, 2015 (continued)

				Current
			Maturity	Interest	Principal/Par	Fair
Portfolio Company	Business Description	Investment Type	Date	Rate (1)	Amount	Value (2)
					(In thousands)
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2019	5.5	205	205
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5	5,940	5,940
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5	1,229	1,229
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	6.3	12,000	12,000
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0	13,125	13,125
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0	30	30
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5	11,921	11,921
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	6.8	8,418	8,418
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.0	224	224
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0	6,232	6,170
Reliant Pro ReHab, LLC (3)	Healthcare, Education and Childcare	Senior loan	06/2017	6.0	4,198	4,198
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	5.0	3,675	3,675
Rubio's Restaurants, Inc (3)	Retail Stores	Senior loan	11/2018	6.0	5,082	5,082
Rug Doctor LLC	Personal and Non Durable Consumer Products	Senior loan	06/2018	6.3	8,941	8,941
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	6.0	3,925	3,603
SEI, Inc.	Electronics	Senior loan	07/2021	5.8	8,777	8,777
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0	7,930	7,930
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	5.5	4,919	4,892
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	958	958
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	5,945	5,945
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	500	500
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior loan	10/2019	5.0	2,409	2,409
Take 5 Oil Change, L.L.C.	Automobile	Senior loan	07/2018	5.8	6,630	6,630
Take 5 Oil Change, L.L.C.	Automobile	Senior loan	07/2018	5.8	770	770
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0	2,978	2,978
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	4,639	4,639
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	5.5	4,533	4,533
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,947	2,490
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	3,852	3,852
Young Innovations, Inc. (3) (4)	Healthcare, Education and Childcare	Senior loan	01/2018	N/A (5)	-	(8)
					$361,119	$354,468

(1)	Represents the weighted average annual current interest rate as of December 31, 2015. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820 – Fair Value Measurement, or ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at December 31, 2015. As such, no interest is being earned on this investment.

SLF Loan Portfolio as of September 30, 2015

				Current
			Maturity	Interest	Principal/Par	Fair
Portfolio Company	Business Description	Investment Type	Date	Rate (1)	Amount	Value (2)
					(In thousands)
1011778 B.C. ULC (New Red Finance/Burger King)	Beverage, Food and Tobacco	Senior loan	12/2021	3.8%	$2,271	$2,264
5.11, Inc. (3)	Textiles and Leather	Senior loan	02/2020	6.0	3,162	3,172
Acosta, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	4.3	2,978	2,938
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5	1,965	1,951
Aderant North America, Inc.	Diversified/Conglomerate Service	Senior loan	12/2018	5.3	4,195	4,195
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	6,946	6,807
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	475	460
Advanced Pain Management Holdings, Inc. (4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A (5)	-	(23)
Affordable Care Inc.	Personal, Food and Miscellaneous Services	Senior loan	12/2018	5.5	3,976	3,976
Aimbridge Hospitality, LLC	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8	5,204	5,204
ARG IH Corporation	Beverage, Food and Tobacco	Senior loan	11/2020	4.8	4,370	4,385
Arise Virtual Solutions, Inc. (3) (4)	Telecommunications	Senior loan	12/2018	N/A (5)	-	(23)
Arise Virtual Solutions, Inc. (3)	Telecommunications	Senior loan	12/2018	6.8	11,729	11,494
Atkins Nutritionals, Inc (3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3	5,872	5,879
Atrium Innovations	Personal and Non Durable Consumer Products	Senior loan	02/2021	4.3	3,520	3,336
BJ's Wholesale Club, Inc.	Retail Stores	Senior loan	09/2019	4.5	2,957	2,934
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0	1,895	1,729
Brickman Group Ltd. LLC	Farming and Agriculture	Senior loan	12/2020	4.0	1,980	1,954
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.4	5,630	5,630
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.4	696	696
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	5.8	4,417	4,401
Connect Merger Sub, Inc.	Telecommunications	Senior loan	04/2020	4.8	3,935	3,820
CPI Buyer, LLC (Cole-Parmer) (3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5	5,955	5,925
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5	5,970	5,990
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0	10,251	10,046
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0	1,000	946
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior loan	04/2021	4.5	2,469	2,470
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5	4,614	4,384
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	6.8	96	43
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2017	5.0	2,245	2,245
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	01/2020	6.8	5,612	5,591
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8	3,960	3,769
GSDM Holdings Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2019	5.3	1,782	1,782
Hygenic Corporation, The (3)	Personal and Non Durable Consumer Products	Senior loan	10/2020	6.0	4,515	4,515
Integrated Supply Network, LLC (3)	Automobile	Senior loan	02/2020	6.3	12,000	12,000
Integrated Supply Network, LLC (3)	Automobile	Senior loan	02/2020	6.9	734	734
Joerns Healthcare, LLC	Healthcare, Education and Childcare	Senior loan	05/2020	6.2	9,696	9,647
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5	6,906	6,906
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5	254	254
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3	3,865	3,749
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3	183	177
K&N Engineering, Inc. (3) (4)	Automobile	Senior loan	07/2019	N/A (5)	-	(6)
Mister Car Wash Holdings, Inc.	Automobile	Senior loan	08/2021	5.0	2,970	2,971
National Veterinary Associates, Inc.	Personal, Food and Miscellaneous Services	Senior loan	08/2021	4.8	990	991
Netsmart Technologies, Inc. (3)	Diversified/Conglomerate Service	Senior loan	02/2019	6.3	10,448	10,448
Netsmart Technologies, Inc. (3)	Diversified/Conglomerate Service	Senior loan	02/2019	7.5	231	231
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3	3,912	3,912
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	7.0	147	147
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3	47	47
Octane Fitness, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	10/2018	6.5	7,718	7,718
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.8	2,037	2,037
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.9	292	292
Pasternack Enterprises, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	12/2017	6.3	1,044	1,044
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0	1,975	1,580
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5	5,955	5,955
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5	646	646
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	6.3	12,000	12,000
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5	11,921	11,921
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5	283	283

SLF Loan Portfolio as of September 30, 2015 (continued)

				Current
			Maturity	Interest	Principal/Par	Fair
Portfolio Company	Business Description	Investment Type	Date	Rate (1)	Amount	Value (2)
					(In thousands)
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0	6,272	6,209
Reliant Pro ReHab, LLC (3)	Healthcare, Education and Childcare	Senior loan	06/2017	6.0	4,225	4,225
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	5.0	3,758	3,758
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3	71	71
Rubio's Restaurants, Inc (3)	Retail Stores	Senior loan	11/2018	6.0	5,095	5,095
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior loan	12/2016	6.3	9,769	9,769
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	6.0	3,935	3,891
SEI, Inc.	Electronics	Senior loan	07/2021	5.8	8,799	8,711
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0	7,930	7,930
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	960	960
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	5,960	5,960
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	500	500
Syncsort Incorporated (3)	Electronics	Senior loan	03/2019	5.8	8,860	8,860
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior loan	10/2019	5.0	2,415	2,415
Take 5 Oil Change, L.L.C.	Automobile	Senior loan	07/2018	6.3	6,647	6,647
Take 5 Oil Change, L.L.C.	Automobile	Senior loan	07/2018	6.3	187	187
Tate's Bake Shop, Inc.	Beverage, Food and Tobacco	Senior loan	08/2019	5.8	2,978	2,978
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	4,651	4,651
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	5.5	4,545	4,545
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,954	2,516
WII Components, Inc. (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	07/2018	5.3	3,008	3,008
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	4,018	4,018

					$320,583	$317,623

(1)	Represents the weighted average annual current interest rate as of September 30, 2015. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.
(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.
(4)	The negative fair value is the result of the unfunded commitment being valued below par.
(5)	The entire commitment was unfunded at September 30, 2015. As such, no interest is being earned on this investment.

We have committed to fund $140.0 million of subordinated notes and $35.0 million of LLC equity interest subscriptions to SLF. The amortized cost and fair value of the subordinated notes in SLF held by us were $82.7 million and $82.7 million, respectively, as of December 31, 2015, and $76.6 million and $76.6 million, respectively, as of September 30, 2015. The subordinated notes pay a weighted average interest rate of three-month LIBOR plus 8.0%. For the three months ended December 31, 2015 and 2014, we earned interest income of $1.6 million and $0.6 million, respectively, on the subordinated notes. As of December 31, 2015 and September 30, 2015, $32.6 million and $23.2 million of our LLC equity interest subscriptions to SLF had been called and contributed. For the three months ended December 31, 2015, we received $0.8 million, in dividend income from the SLF LLC equity interests. For the three months ended December 31, 2014, we did not earn dividend income from the SLF LLC equity interests.

For the three months ended December 31, 2015 and 2014, we earned an annualized total return on our weighted average capital invested in SLF of (0.4)% and 5.7%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF subordinated notes and LLC equity interests by the combined daily average of our investments in (1) the principal of the SLF subordinated notes and (2) the NAV of the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of December 31, 2015 and September 30, 2015 and for the three months ended December 31, 2015 and 2014:

	As of December 31, 2015	As of September 30, 2015
	(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$354,468	$317,623
Cash and other assets	18,158	5,772
Total assets	$372,626	$323,395

Senior credit facility	$241,100	$212,300
Unamortized debt issuance costs	(2,102)	(2,464)
Payable for open trades	5,079	-
Other liabilities	631	489
Total liabilities	244,708	210,325
Subordinated notes and members' equity	127,918	113,070
Total liabilities and members' equity	$372,626	$323,395

	Three months ended December 31,
	2015	2014
	(In thousands)
Selected Statement of Operations Information:
Interest income	$5,355	$1,600
Fee income	-	2
Total investment income	5,355	1,602

Interest expense	3,719	1,108
Administrative service fee	85	47
Other expenses	35	25
Total expenses	3,839	1,180
Net investment income	1,516	422

Net change in unrealized appreciation (depreciation)
on investments and subordinated notes	(3,501)	(452)
Net increase (decrease) in net assets	$(1,985)	$(30)

SLF has elected to fair value the subordinated notes issued to us and RGA under Accounting Standards Codification, or ASC, Topic 825 – Financial Instruments, or ASC Topic 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For the three months ended December 31, 2015, SLF recognized $0.0 million in unrealized depreciation, on the subordinated notes.

The following table presents the difference between fair value and the aggregate contractual principal amounts of subordinated notes for which the fair value option has been elected as of December 31, 2015 and September 30, 2015:

	As of December 31, 2015			As of September 30, 2015
	(In thousands)			(In thousands)
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value

Subordinated notes	$94,549	$94,549	$94,549	$87,500	$87,500	$87,500

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of December 31, 2015 is as follows:

	Payments Due by Period (In millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

2010 Debt Securitization	$215.0	$-	$-	$-	$215.0
2014 Debt Securitization	246.0	-	-	-	246.0
SBA debentures	225.0	-	-	-	225.0
Credit Facility	123.1	-	-	123.1	-
Unfunded commitments (1)	116.2	116.2	-	-	-
Total contractual obligations (2)	$925.3	$116.2	$-	$123.1	$686.0

(1)	Unfunded commitments represent all amounts unfunded as of December 31, 2015. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2015, subject to the terms of each loan's respective credit agreement.
(2)	Total contractual obligations exclude $0.4 million of secured borrowings.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2015 and September 30, 2015, we had outstanding commitments to fund investments totaling $116.2 million and $121.5 million, respectively. We have commitments of up to $59.7 million and $75.2 million to SLF as of December 31, 2015 and September 30, 2015, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Distributions

We intend to make quarterly distributions to our stockholders as determined by our board of directors. For additional details on distributions, see “Income taxes” in Note 2 to our consolidated financial statements.

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

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. Permanent differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into an Investment Advisory Agreement with GC Advisors. Each of Mr. Lawrence Golub, our chairman, is a manager of GC Advisors and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.

•	Golub Capital LLC provides, and other affiliates of Golub Capital have historically provided, us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.

•	We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”

•	Under a staffing agreement, or the Staffing Agreement, Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis.

•	GC Advisors serves as collateral manager to the 2010 Issuer and the 2014 Issuer under collateral management agreements and receives a fee for providing these services that is offset against the base management fee payable by us under the Investment Advisory Agreement.

•	During calendar year 2015, the Golub Capital Employee Grant Program Rabbi Trust (the “Trust”) purchased approximately $16.0 million, or 952,051 shares, of the Company, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2014, the Trust purchased approximately $14.5 million, or 835,271 shares, of the Company, for the purpose of awarding incentive compensation to employees of Golub Capital.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2015 and 2014. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on fair value) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2015 and September 30, 2015, with the exception of money market funds included in cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs of the fair value hierarchy.

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

Valuation of Secured Borrowings

We have elected the fair value option under ASC Topic 825 relating to accounting for debt obligations at their fair value for our secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. All secured borrowings as of December 31, 2015 and September 30, 2015 were valued using Level 3 inputs under the fair value hierarchy, and our approach to determining fair value of Level 3 secured borrowings is consistent with our approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

Valuation of Other Financial Assets and Liabilities

Fair value of our debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans and record these fees as fee income when received. Loan origination fees, original issues discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from LLC and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in our consolidated statements of operations.

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $6.8 million as of December 31, 2015 and $6.5 million as of September 30, 2015.

Partial loan sales: We follow the guidance in ASC Topic 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales that do not meet the definition of a participating interest remain on our statements of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.

Income taxes: See “Consolidated Results of Operations – Expenses – Excise Tax Expense.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2015 and September 30, 2015, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.05% and 1.08%, respectively. In addition, the Class A and B 2010 Notes issued as a part of the 2010 Debt Securitization and the Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization have floating interest rate provisions based on three-month LIBOR that resets quarterly and the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily. As of December 31, 2015 and September 30, 2015, the weighted average LIBOR floor on the secured borrowings, which reset quarterly, was 1.00% and 1.00%, respectively. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of December 31, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

			Net increase
	Increase (decrease) in	Increase (decrease) in	(decrease) in
Change in interest rates	interest income	interest expense	investment income
	(in thousands)
Down 25 basis points	$(207)	$(1,460)	$1,253
Up 50 basis points	1,660	2,920	(1,260)
Up 100 basis points	8,432	5,843	2,589
Up 150 basis points	15,564	8,765	6,799
Up 200 basis points	22,698	11,687	11,011

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2015, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under the Debt Securitizations and the Credit Facility, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of the period covered by this report, we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on our evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be disclosed in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

14.1	Code of Ethics of the Registrant and GC Advisors *
14.2	Code of Ethics of GC Advisors *
31.110.1	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*Supplemental Indenture No. 2, dated as of June 25, 2015, by and between Golub Capital BDC 2010-1 LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 26, 2015).
31.110.1	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*Supplemental Indenture No. 2, dated as of June 25, 2015, by and between Golub Capital BDC 2010-1 LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 26, 2015).
31.231.1	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.231.1	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: February 5, 2016	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: February 5, 2016	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)

