Form 10-Q
period 2016-03-31
Golub Capital BDC, Inc.
filed 2016-05-05
CIK 1476765

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of May 5, 2016, the Registrant had 51,511,221 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

	March 31, 2016	September 30, 2015
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,485,073	$1,425,325
Non-controlled affiliate company investments	9,610	5,523
Controlled affiliate company investments	117,019	98,936
Total investments, at fair value (amortized cost of $1,601,440 and $1,517,314, respectively)	1,611,702	1,529,784
Cash and cash equivalents	5,335	5,468
Restricted cash and cash equivalents	36,863	92,016
Interest receivable	6,021	5,700
Receivable from investments sold	4,822	-
Other assets	272	458
Total Assets	$1,665,015	$1,633,426

Liabilities
Debt	$840,050	$813,250
Less unamortized debt issuance costs	6,454	7,624
Debt less unamortized debt issuance costs	833,596	805,626
Secured borrowings, at fair value (proceeds of $330 and $351, respectively)	334	355
Interest payable	3,136	2,722
Management and incentive fees payable	9,590	11,754
Accounts payable and accrued expenses	2,053	2,042
Accrued trustee fees	56	57
Total Liabilities	848,765	822,556
Commitments and contingencies (Note 8)

Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2016 and September 30, 2015	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 51,511,221 and 51,300,193 shares issued and outstanding as of March 31, 2016 and September 30, 2015, respectively	51	51
Paid in capital in excess of par	794,135	790,713
Undistributed net investment income	3,239	4,230
Net unrealized appreciation (depreciation) on investments and secured borrowings	12,927	15,134
Net realized gain (loss) on investments	5,898	742
Total Net Assets	816,250	810,870
Total Liabilities and Total Net Assets	$1,665,015	$1,633,426

Number of common shares outstanding	51,511,221	51,300,193
Net asset value per common share	$15.85	$15.80

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$27,322	$26,837	$54,889	$53,606
Dividend income	51	63	282	81
Fee income	474	595	774	803
Total investment income from non-controlled/non-affiliate company investments	27,847	27,495	55,945	54,490

From non-controlled affiliate company investments:
Interest income	21	-	21	-
Total investment income from non-controlled affiliate company investments	21	-	21	-

From controlled affiliate company investments:
Interest income	1,767	652	3,393	1,202
Dividend income	1,127	314	1,903	314
Total investment income from controlled affiliate company investments	2,894	966	5,296	1,516

Total investment income	30,762	28,461	61,262	56,006

Expenses
Interest and other debt financing expenses	6,833	6,017	13,564	11,711
Base management fee	5,405	4,855	10,719	9,676
Incentive fee	180	2,258	1,951	3,329
Professional fees	700	840	1,431	1,469
Administrative service fee	609	584	1,112	1,191
General and administrative expenses	136	153	285	319

Total expenses	13,863	14,707	29,062	27,695

Net investment income - before excise tax	16,899	13,754	32,200	28,311

Excise tax	31	-	333	-

Net investment income - after excise tax	16,868	13,754	31,867	28,311

Net gain (loss) on investments and secured borrowings
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	178	4,523	2,434	6,249
Non-controlled affiliate company investments	-	-	2,722	-
Net realized gain (loss) on investments	178	4,523	5,156	6,249

Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	1,118	(1,009)	2,949	(2,421)
Non-controlled affiliate company investments	(4,142)	344	(2,799)	671
Controlled affiliate company investments	155	248	(2,357)	222
Net change in unrealized appreciation (depreciation) on investments	(2,869)	(417)	(2,207)	(1,528)

Net change in unrealized depreciation (appreciation) on secured borrowings	-	1	-	1

Net gain (loss) on investments and secured borrowings	(2,691)	4,107	2,949	4,722

Net increase in net assets resulting from operations	$14,177	$17,861	$34,816	$33,033

Per Common Share Data
Basic and diluted earnings per common share	$0.28	$0.38	$0.68	$0.70
Dividends and distributions declared per common share	$0.32	$0.32	$0.64	$0.64
Basic and diluted weighted average common shares outstanding	51,382,676	47,174,501	51,342,514	47,147,555

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except share data)

					Net Unrealized
					Appreciation
	Common Stock		Paid in Capital		(Depreciation) on
		Par	in Excess	Undistributed Net	Investments and	Net Realized Gain	Total
	Shares	Amount	of Par	Investment Income	Secured Borrowings	(Loss) on Investments	Net Assets
Balance at September 30, 2014	47,119,498	$47	$720,479	$3,627	$12,694	$(4,108)	$732,739
Net increase in net assets resulting from operations	-	-	-	28,311	(1,527)	6,249	33,033
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	105,714	-	1,793	-	-	-	1,793
Distributions from net investment income	-	-	-	(30,173)	-	-	(30,173)
Total increase (decrease) for the period ended March 31, 2015	105,714	-	1,793	(1,862)	(1,527)	6,249	4,653
Balance at March 31, 2015	47,225,212	$47	$722,272	$1,765	$11,167	$2,141	$737,392
Balance at September 30, 2015	51,300,193	$51	$790,713	$4,230	$15,134	$742	$810,870
Net increase in net assets resulting from operations	-	-	-	31,867	(2,207)	5,156	34,816
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	211,028	-	3,422	-	-	-	3,422
Distributions from net investment income	-	-	-	(32,858)	-	-	(32,858)
Total increase (decrease) for the period ended March 31, 2016	211,028	-	3,422	(991)	(2,207)	5,156	5,380
Balance at March 31, 2016	51,511,221	$51	$794,135	$3,239	$12,927	$5,898	$816,250

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six months ended March 31,
	2016	2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$34,816	$33,033
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	2,250	2,135
Accretion of discounts and amortization of premiums	(3,686)	(3,489)
Net realized (gain) loss on investments	(5,156)	(6,249)
Net change in unrealized (appreciation) depreciation on investments	2,207	1,528
Net change in unrealized appreciation (depreciation) on secured borrowings	-	(1)
Proceeds from (fundings of) revolving loans, net	(4,681)	(4,261)
Fundings of investments	(318,255)	(290,334)
Proceeds from principal payments and sales of portfolio investments	247,969	227,939
PIK interest	(316)	(584)
Changes in operating assets and liabilities:
Interest receivable	(321)	(156)
Receivable for investments sold	(4,822)	(8,232)
Other assets	186	52
Interest payable	414	(585)
Management and incentive fees payable	(2,164)	(1,293)
Accounts payable and accrued expenses	11	155
Accrued trustee fees	(1)	2
Net cash (used in) provided by operating activities	(51,549)	(50,340)

Cash flows from investing activities
Net change in restricted cash and cash equivalents	55,153	20,338
Net cash (used in) provided by investing activities	55,153	20,338

Cash flows from financing activities
Borrowings on debt	161,750	110,100
Repayments of debt	(134,950)	(52,800)
Capitalized debt issuance costs	(1,080)	(968)
Repayments on secured borrowings	(21)	(17)
Dividends and distributions paid	(29,436)	(28,380)
Net cash (used in) provided by financing activities	(3,737)	27,935

Net change in cash and cash equivalents	(133)	(2,067)

Cash and cash equivalents, beginning of period	5,468	5,135

Cash and cash equivalents, end of period	$5,335	$3,068

Supplemental information:
Cash paid during the period for interest	$10,892	$10,152
Dividends and distributions declared during the period	32,858	30,173

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

March 31, 2016

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par ($),	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Shares/Units(3)	Cost	Net Assets	Value

Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP	One stop	P + 6.00%	9.50%	03/2019	$781	$771	0.1%	$630
ILC Dover, LP*^#	One stop	P + 6.00%	9.50%	03/2020	17,888	17,729	1.9	15,205
ILC Industries, Inc.(4)	One stop	L + 6.00%	N/A (5)	07/2020	-	(20)	-	-
ILC Industries, Inc.*^#	One stop	L + 6.00%	7.00%	07/2020	22,556	22,428	2.8	22,556
Loar Group Inc.#	Senior loan	L + 4.75%	5.75%	01/2022	2,244	2,205	0.3	2,233
NTS Technical Systems(4)	One stop	L + 6.00%	N/A (5)	06/2021	-	(92)	-	-
NTS Technical Systems*^#	One stop	L + 6.00%	7.00%	06/2021	26,308	25,910	3.2	26,308
NTS Technical Systems(4)	One stop	L + 6.00%	N/A (5)	06/2021	-	(43)	-	-
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	349	346	-	349
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	8.00%	12/2017	3,899	3,845	0.1	1,170
Whitcraft LLC(4)	One stop	L + 6.50%	N/A (5)	05/2020	-	(1)	-	-
Whitcraft LLC*^	One stop	L + 6.50%	7.50%	05/2020	13,572	13,458	1.7	13,572
					87,597	86,536	10.1	82,023
Automobile
American Driveline Systems, Inc.	Senior loan	P + 4.75%	8.25%	03/2020	25	18	-	16
American Driveline Systems, Inc.*	Senior loan	L + 5.75%	6.75%	03/2020	1,807	1,761	0.2	1,717
American Driveline Systems, Inc.^	Senior loan	L + 5.75%	6.75%	03/2020	233	228	-	228
CH Hold Corp. (Caliber Collision)*#	Senior loan	L + 5.25%	6.25%	11/2019	5,170	5,127	0.6	5,170
Dent Wizard International Corporation*	Senior loan	L + 4.75%	5.75%	04/2020	2,482	2,471	0.3	2,482
Integrated Supply Network, LLC(4)	Senior loan	L + 5.25%	N/A (5)	02/2020	-	(8)	-	-
Integrated Supply Network, LLC*^	Senior loan	L + 5.25%	6.25%	02/2020	6,942	6,862	0.9	6,942
K&N Engineering, Inc.(4)	Senior loan	L + 4.25%	N/A (5)	07/2019	-	(3)	-	(3)
K&N Engineering, Inc.^	Senior loan	L + 4.25%	5.25%	07/2019	2,869	2,837	0.4	2,811
K&N Engineering, Inc.^	Senior loan	L + 4.25%	5.25%	07/2019	135	123	-	133
T5 Merger Corporation(4)	One stop	L + 6.25%	N/A (5)	03/2022	-	(2)	-	(1)
T5 Merger Corporation^	One stop	L + 6.25%	7.25%	03/2022	2,400	2,358	0.3	2,376
					22,063	21,772	2.7	21,871
Banking
HedgeServ Holding L.P.(4)	One stop	L + 8.00%	N/A (5)	02/2019	-	(5)	-	-
HedgeServ Holding L.P.*^#	One stop	L + 8.00%	7.00% cash/2.00% PIK	02/2019	17,353	17,258	2.1	17,353
					17,353	17,253	2.1	17,353
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.	One stop	L + 5.75%	6.75%	04/2021	8	7	-	8
Abita Brewing Co., L.L.C.	One stop	L + 5.75%	6.75%	04/2021	8,033	7,898	1.0	8,033
ABP Corporation	Senior loan	P + 3.50%	7.25%	09/2018	209	205	-	209
ABP Corporation*	Senior loan	L + 4.75%	6.00%	09/2018	4,721	4,682	0.6	4,721
Atkins Nutritionals, Inc*^#	One stop	L + 5.00%	6.25%	01/2019	16,872	16,726	2.1	16,872
Atkins Nutritionals, Inc*^	One stop	L + 8.50%	9.75%	04/2019	21,636	21,429	2.7	21,636
C. J. Foods, Inc.(4)	One stop	L + 5.50%	N/A (5)	05/2019	-	(6)	-	-
C. J. Foods, Inc.	One stop	L + 5.50%	6.50%	05/2019	668	660	0.1	668
C. J. Foods, Inc.*	One stop	L + 5.50%	6.50%	05/2019	3,176	3,145	0.4	3,176
Candy Intermediate Holdings, Inc. (Ferrara Candy)^	Senior loan	L + 6.25%	7.50%	06/2018	4,813	4,751	0.6	4,825
Firebirds International, LLC(4)	One stop	L + 5.75%	N/A (5)	05/2018	-	(1)	-	-
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	1,079	1,071	0.1	1,079
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	303	300	-	303
Firebirds International, LLC(4)	One stop	L + 5.75%	N/A (5)	05/2018	-	(3)	-	-
First Watch Restaurants, Inc.	One stop	P + 5.00%	8.50%	12/2020	1,634	1,625	0.2	1,634
First Watch Restaurants, Inc.*^#	One stop	L + 6.00%	7.00%	12/2020	25,727	25,491	3.1	25,727
First Watch Restaurants, Inc.(4)	One stop	L + 6.00%	N/A (5)	12/2020	-	(11)	-	-
First Watch Restaurants, Inc.(4)	One stop	L + 6.00%	N/A (5)	12/2020	-	(11)	-	-
First Watch Restaurants, Inc.(4)	One stop	L + 6.00%	N/A (5)	12/2020	-	(9)	-	-
Hopdoddy Holdings, LLC	One stop	L + 8.00%	N/A (5)	08/2020	-	-	-	-
Hopdoddy Holdings, LLC	One stop	L + 8.00%	9.00%	08/2020	663	651	0.1	663
Hopdoddy Holdings, LLC(4)	One stop	L + 8.00%	N/A (5)	08/2020	-	(3)	-	-
IT'SUGAR LLC	Subordinated debt	N/A	8.00%	10/2017	1,707	1,707	0.2	1,911
Northern Brewer, LLC	One stop	P + 5.25%	8.75%	02/2018	699	692	0.1	647
Northern Brewer, LLC	One stop	L + 6.50%	8.07%	02/2018	6,002	5,935	0.7	5,552
Smashburger Finance LLC(4)	Senior loan	L + 5.50%	N/A (5)	05/2018	-	(2)	-	-
Smashburger Finance LLC	Senior loan	L + 5.50%	6.75%	05/2018	87	87	-	87
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	21	20	-	21
Surfside Coffee Company LLC^	One stop	L + 5.25%	6.25%	06/2020	4,492	4,454	0.5	4,492
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	131	123	-	131
Tate's Bake Shop, Inc.#	Senior loan	L + 5.00%	6.00%	08/2019	600	595	0.1	600
The Original Cakerie Ltd.(7)(8)	Senior loan	L + 5.00%	N/A (5)	12/2020	-	-	-	-
The Original Cakerie Ltd.#(7)(8)	Senior loan	L + 5.00%	6.00%	12/2020	1,652	1,636	0.2	1,652
Uinta Brewing Company	One stop	L + 7.00%	8.00%	08/2019	678	673	0.1	666
Uinta Brewing Company^	One stop	L + 7.00%	8.00%	08/2019	3,195	3,174	0.4	3,147
United Craft Brews LLC	One stop	L + 6.25%	7.25%	03/2020	1,084	1,070	0.1	1,084
United Craft Brews LLC	One stop	L + 6.25%	7.25%	03/2020	539	526	0.1	539
United Craft Brews LLC	One stop	L + 6.25%	7.25%	03/2020	12,097	11,884	1.5	12,097
					122,526	121,171	15.0	122,180

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

March 31, 2016

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par ($),	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Shares/Units(3)	Cost	Net Assets	Value

Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	5.75%	05/2021	1,484	1,478	0.2	1,485

Building and Real Estate
Accruent, LLC*	One stop	L + 6.25%	7.27%	11/2019	4,697	4,663	0.6	4,697
Brooks Equipment Company, LLC (4)	One stop	L + 5.00%	N/A (5)	08/2020	-	(15)	-	-
Brooks Equipment Company, LLC*^	One stop	L + 5.00%	6.00%	08/2020	23,967	23,706	2.9	23,967
ITEL Laboratories, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	06/2018	-	(1)	-	-
ITEL Laboratories, Inc.*	Senior loan	L + 4.75%	6.00%	06/2018	637	633	0.1	637
					29,301	28,986	3.6	29,301
Cargo Transport
Worldwide Express Operations, LLC*^	Senior loan	L + 5.00%	6.00%	07/2019	4,900	4,851	0.6	4,851
Worldwide Express Operations, LLC(4)	Senior loan	L + 5.00%	N/A (5)	07/2019	-	(1)	-	(1)
					4,900	4,850	0.6	4,850
Containers, Packaging and Glass
Fort Dearborn Company*^	Senior loan	L + 4.25%	5.25%	10/2017	538	536	0.1	538
Fort Dearborn Company*^	Senior loan	L + 4.75%	5.75%	10/2018	2,577	2,567	0.3	2,577
Packaging Coordinators, Inc.*	Senior loan	L + 4.25%	5.25%	08/2021	2,836	2,814	0.3	2,810
Packaging Coordinators, Inc.	Second lien	L + 8.00%	9.00%	08/2022	10,000	9,920	1.2	9,450
					15,951	15,837	1.9	15,375
Diversified Conglomerate Manufacturing
Chase Industries, Inc.#	One stop	L + 5.75%	6.75%	09/2020	3,376	3,340	0.4	3,376
Chase Industries, Inc.	One stop	L + 5.75%	6.75%	09/2020	234	218	-	234
Chase Industries, Inc.*^#	One stop	L + 5.75%	6.75%	09/2020	20,774	20,620	2.6	20,774
Harvey Tool Company, LLC	Senior loan	L + 5.00%	N/A (5)	03/2019	-	-	-	-
Harvey Tool Company, LLC*	Senior loan	L + 5.00%	6.01%	03/2020	3,123	3,096	0.4	3,123
Inventus Power, Inc(4)	One stop	L + 5.50%	N/A (5)	04/2020	-	(3)	-	(21)
Inventus Power, Inc*^	One stop	L + 5.50%	6.50%	04/2020	8,547	8,498	1.0	8,205
Onicon Incorporated(4)	One stop	L + 6.00%	N/A (5)	04/2020	-	(5)	-	-
Onicon Incorporated*#	One stop	L + 6.00%	7.07%	04/2020	9,168	9,103	1.1	9,168
Plex Systems, Inc.(4)	One stop	L + 7.50%	N/A (5)	06/2018	-	(26)	-	-
Plex Systems, Inc.*^	One stop	L + 7.50%	8.75%	06/2018	18,797	18,441	2.3	18,797
Sunless Merger Sub, Inc.	Senior loan	P + 4.00%	7.50%	07/2016	247	247	-	238
Sunless Merger Sub, Inc.	Senior loan	L + 5.25%	6.50%	07/2016	1,534	1,536	0.2	1,380
					65,800	65,065	8.0	65,274
Diversified Conglomerate Service
Accellos, Inc.(4)	One stop	L + 5.75%	N/A (5)	07/2020	-	(15)	-	-
Accellos, Inc.*^#	One stop	L + 5.75%	6.75%	07/2020	31,960	31,675	3.9	31,960
Actiance, Inc.	One stop	L + 9.00%	N/A (5)	04/2018	-	-	-	-
Actiance, Inc.*^	One stop	L + 9.00%	10.00%	04/2018	2,502	2,427	0.3	2,502
Agility Recovery Solutions Inc.(4)	One stop	L + 6.50%	N/A (5)	03/2020	-	(7)	-	(7)
Agility Recovery Solutions Inc.*^	One stop	L + 6.50%	7.50%	03/2020	14,163	13,998	1.7	14,021
Bomgar Corporation(4)	One stop	L + 6.00%	N/A (5)	09/2020	-	(18)	-	-
Bomgar Corporation*	One stop	L + 6.00%	7.00%	09/2020	29,491	29,060	3.6	29,491
Daxko, LLC(4)	One stop	L + 5.75%	N/A (5)	03/2020	-	(22)	-	-
Daxko, LLC*^#	One stop	L + 5.75%	6.75%	03/2020	28,943	28,631	3.5	28,943
DTI Holdco, Inc.#	Senior loan	L + 5.00%	6.00%	08/2020	8,302	8,236	1.0	8,302
HealthcareSource HR, Inc.(4)	One stop	L + 6.75%	N/A (5)	05/2020	-	(1)	-	-
HealthcareSource HR, Inc.#	One stop	L + 6.75%	7.75%	05/2020	17,814	17,462	2.2	17,814
Host Analytics, Inc.(4)	One stop	N/A	N/A (5)	02/2020	-	(5)	-	-
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	02/2020	2,994	2,954	0.4	2,994
Integration Appliance, Inc.(4)	One stop	L + 8.25%	N/A (5)	09/2018	-	(10)	-	(9)
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	5,396	5,296	0.6	5,342
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	7,913	7,753	1.0	7,834
Integration Appliance, Inc.*	One stop	L + 8.25%	9.50%	09/2020	719	708	0.1	712
Integration Appliance, Inc.*^	One stop	L + 8.25%	9.50%	09/2020	16,123	15,969	2.0	15,962
Mediaocean LLC#	Senior loan	L + 4.75%	5.75%	08/2022	167	164	-	167
NetSmart Technologies, Inc.	One stop	P + 4.25%	7.75%	02/2019	1,045	1,030	0.1	1,045
NetSmart Technologies, Inc.^#	One stop	L + 5.25%	6.25%	02/2019	14,741	14,634	1.8	14,741
Secure-24, LLC(4)	One stop	L + 6.00%	N/A (5)	08/2017	-	(2)	-	-
Secure-24, LLC*	One stop	L + 6.00%	7.25%	08/2017	9,976	9,891	1.2	9,976
Secure-24, LLC^	One stop	L + 6.00%	7.25%	08/2017	1,459	1,450	0.2	1,459
Severin Acquisition, LLC^	Senior loan	L + 5.00%	6.00%	07/2021	798	791	0.1	798
Severin Acquisition, LLC^	Senior loan	L + 5.38%	6.38%	07/2021	897	888	0.1	911
Source Medical Solutions, Inc.	Second lien	L + 8.00%	9.00%	03/2018	9,294	9,211	1.1	8,829
Steelwedge Software, Inc.(5)	One stop	L + 10.00%	N/A (5)	09/2020	-	-	-	-
Steelwedge Software, Inc.^	One stop	L + 10.00%	9.00% cash/2.00% PIK	09/2020	2,174	2,087	0.3	2,174
TA MHI Buyer, Inc. (5)	One stop	L + 6.50%	N/A (5)	09/2021	-	-	-	-
TA MHI Buyer, Inc.^	One stop	L + 6.50%	7.50%	09/2021	8,274	8,208	1.0	8,274
TA MHI Buyer, Inc.^	One stop	L + 6.50%	7.50%	09/2021	239	236	-	239
Trintech, Inc.(4)	One stop	L + 5.75%	N/A (5)	10/2021	-	(1)	-	-
Trintech, Inc.*#	One stop	L + 5.75%	6.75%	10/2021	7,341	7,257	0.9	7,341
Vendavo, Inc.(4)	One stop	L + 8.50%	N/A (5)	10/2019	-	(11)	-	-
Vendavo, Inc.	One stop	L + 8.50%	9.50%	10/2019	15,501	15,254	1.9	15,501
Vendor Credentialing Service LLC(4)	One stop	L + 6.00%	N/A (5)	11/2021	-	(1)	-	-

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

March 31, 2016

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par ($),	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Shares/Units(3)	Cost	Net Assets	Value

Vendor Credentialing Service LLC	One stop	L + 6.00%	7.00%	11/2021	10,246	9,998	1.3	10,246
Vitalyst, LLC	Senior loan	P + 4.25%	7.75%	09/2017	66	65	-	58
Vitalyst, LLC	Senior loan	L + 5.25%	6.50%	09/2017	1,481	1,475	0.2	1,437
					250,019	246,715	30.5	249,057
Electronics
Appriss Holdings, Inc.	Senior loan	L + 4.75%	5.75%	11/2020	902	868	0.1	902
Appriss Holdings, Inc.*#	Senior loan	L + 4.75%	5.75%	11/2020	20,842	20,595	2.6	20,842
Compusearch Software Holdings, Inc.^	Senior loan	L + 4.50%	5.50%	05/2021	1,315	1,312	0.2	1,315
ECI Acquisition Holdings, Inc.(4)	One stop	L + 6.25%	N/A (5)	03/2019	-	(11)	-	-
ECI Acquisition Holdings, Inc.*^#	One stop	L + 6.25%	7.25%	03/2019	21,779	21,537	2.7	21,779
ECI Acquisition Holdings, Inc.	One stop	L + 6.25%	7.25%	03/2019	1,410	1,395	0.2	1,410
Gamma Technologies, LLC(4)	One stop	L + 5.50%	N/A (5)	06/2021	-	(1)	-	-
Gamma Technologies, LLC^#	One stop	L + 5.50%	6.50%	06/2021	18,092	17,935	2.2	18,092
Park Place Technologies LLC(4)	One stop	L + 5.25%	N/A (5)	06/2022	-	(2)	-	-
Park Place Technologies LLC*#	One stop	L + 5.25%	6.25%	06/2022	12,529	12,349	1.5	12,529
Sloan Company, Inc., The	One stop	L + 6.25%	7.25%	04/2020	31	30	-	23
Sloan Company, Inc., The#	One stop	L + 6.25%	7.25%	04/2020	7,551	7,474	0.8	6,419
Sovos Compliance (4)	One stop	L + 6.75%	N/A (5)	03/2022	-	(1)	-	(1)
Sovos Compliance*	One stop	L + 6.75%	7.75%	03/2022	4,930	4,845	0.6	4,856
Sparta Holding Corporation(4)	One stop	L + 5.50%	N/A (5)	07/2020	-	(27)	-	-
Sparta Holding Corporation*^#	One stop	L + 5.50%	6.50%	07/2020	22,309	22,107	2.7	22,309
Syncsort Incorporated(4)	One stop	L + 5.50%	N/A (5)	11/2021	-	(2)	-	-
Syncsort Incorporated*^#	One stop	L + 5.50%	6.50%	11/2021	16,693	16,379	2.0	16,693
Systems Maintenance Services Holding, Inc.^	Senior loan	L + 4.00%	5.00%	10/2019	2,610	2,602	0.3	2,610
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	9.00%	10/2021	9,435	9,259	1.2	9,435
					140,428	138,643	17.1	139,213
Grocery
MyWebGrocer, Inc.	One stop	L + 8.75%	10.00%	05/2018	1,586	1,577	0.2	1,586
MyWebGrocer, Inc.^	One stop	L + 8.75%	10.00%	05/2018	14,271	14,145	1.7	14,271
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	5.77%	10/2020	557	552	0.1	566
					16,414	16,274	2.0	16,423
Healthcare, Education and Childcare
Active Day, Inc.(4)	One stop	L + 6.00%	N/A (5)	12/2021	-	(2)	-	-
Active Day, Inc.	One stop	L + 6.00%	7.00%	12/2021	13,606	13,252	1.7	13,606
Active Day, Inc.(4)	One stop	L + 6.00%	N/A (5)	12/2021	-	(40)	-	-
Agilitas USA, Inc.^	Senior loan	L + 4.00%	5.00%	10/2020	2,125	2,109	0.3	2,125
Aris Teleradiology Company, LLC	Senior loan	L + 4.75%	N/A (5)	03/2021	-	-	-	-
Aris Teleradiology Company, LLC*	Senior loan	L + 4.75%	5.75%	03/2021	946	936	0.1	936
Avalign Technologies, Inc.^	Senior loan	L + 4.50%	5.50%	07/2021	1,136	1,131	0.1	1,136
Avatar International, LLC	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	658	657	0.1	658
Avatar International, LLC*(6)	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	7,641	7,615	0.3	2,560
Avatar International, LLC#(6)	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	1,648	1,644	0.1	552
BIORECLAMATIONIVT, LLC (4)	One stop	L + 6.25%	N/A (5)	01/2021	-	(2)	-	-
BIORECLAMATIONIVT, LLC *^#	One stop	L + 6.25%	7.25%	01/2021	14,464	14,223	1.8	14,464
California Cryobank, LLC	One stop	P + 4.25%	7.75%	08/2019	22	20	-	22
California Cryobank, LLC^	One stop	L + 5.50%	6.50%	08/2019	1,550	1,540	0.2	1,550
California Cryobank, LLC	One stop	L + 5.50%	6.50%	08/2019	43	42	-	43
Certara L.P.(4)	One stop	L + 6.25%	N/A (5)	12/2018	-	(12)	-	-
Certara L.P.*^#	One stop	L + 6.25%	7.25%	12/2018	30,694	30,447	3.8	30,694
CPI Buyer, LLC (Cole-Parmer)*^	Senior loan	L + 4.50%	5.50%	08/2021	7,900	7,658	0.9	7,574
Curo Health Services LLC#	Senior loan	L + 5.50%	6.50%	02/2022	1,980	1,963	0.2	1,964
DCA Investment Holding, LLC	One stop	P + 4.25%	7.75%	07/2021	372	356	-	359
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	6.25%	07/2021	19,063	18,693	2.3	18,872
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	6.25%	07/2021	13,672	13,513	1.7	13,536
Deca Dental Management LLC	One stop	L + 6.25%	7.25%	07/2020	37	36	-	37
Deca Dental Management LLC	One stop	L + 6.25%	7.25%	07/2020	183	173	-	183
Deca Dental Management LLC*^	One stop	L + 6.25%	7.25%	07/2020	4,168	4,114	0.5	4,168
Delta Educational Systems*	Senior loan	P + 4.75%	8.25%	12/2016	1,483	1,477	0.2	1,260
Delta Educational Systems(4)	Senior loan	L + 6.00%	N/A (5)	12/2016	-	-	-	(7)
Dental Holdings Corporation	One stop	P + 4.25%	7.75%	02/2020	184	173	-	184
Dental Holdings Corporation	One stop	L + 5.50%	6.50%	02/2020	7,638	7,500	0.9	7,638
Dental Holdings Corporation	One stop	L + 5.50%	6.50%	02/2020	630	616	0.1	630
Encore GC Acquisition, LLC(4)	Senior loan	L + 5.25%	N/A (5)	01/2020	-	(8)	-	(14)
Encore GC Acquisition, LLC*^	Senior loan	L + 5.25%	6.25%	01/2020	4,796	4,731	0.6	4,701
eSolutions, Inc.(4)	One stop	L + 6.50%	N/A (5)	03/2022	-	(1)	-	(1)
eSolutions, Inc.	One stop	L + 6.50%	7.50%	03/2022	13,141	12,849	1.6	13,009
G & H Wire Company, Inc.	One stop	P + 4.50%	8.00%	12/2017	250	246	-	250
G & H Wire Company, Inc.*^	One stop	L + 5.75%	6.75%	12/2017	13,224	13,156	1.6	13,224
Joerns Healthcare, LLC*	One stop	L + 5.00%	6.00%	05/2020	3,301	3,273	0.4	3,272
Katena Holdings, Inc.(4)	One stop	L + 6.25%	N/A (5)	06/2021	-	(1)	-	-
Katena Holdings, Inc.^	One stop	L + 6.25%	7.25%	06/2021	8,743	8,663	1.1	8,743
Katena Holdings, Inc.(4)	One stop	L + 6.25%	N/A (5)	06/2021	-	(7)	-	-
Maverick Healthcare Group, LLC*	Senior loan	L + 9.50%	9.25% cash/2.00% PIK	12/2016	1,922	1,910	0.2	1,922
PPT Management, LLC(4)	One stop	L + 5.00%	N/A (5)	04/2020	-	(7)	-	-
PPT Management, LLC	One stop	L + 5.00%	6.00%	04/2020	2,457	2,433	0.3	2,457
Premise Health Holding Corp.(4)	One stop	L + 4.50%	N/A (5)	06/2020	-	(18)	-	-
Premise Health Holding Corp.#	One stop	L + 4.50%	5.50%	06/2020	15,000	14,907	1.8	15,000

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

March 31, 2016

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par ($),	Amortized	of		Fair
	Type	Index (1)	Rate(2)	Date	Shares/Units(3)	Cost	Net Assets		Value

Radiology Partners, Inc.(4)	One stop	L + 5.00%	N/A (5)	09/2020	-	(6)	-		-
Radiology Partners, Inc.*^	One stop	L + 5.00%	6.00%	09/2020	16,951	16,749	2.1		16,951
Radiology Partners, Inc.	One stop	L + 5.00%	6.00%	09/2020	1,919	1,885	0.2		1,919
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	7.50%	06/2017	129	126	-		129
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	6.00%	06/2017	3,185	3,170	0.4		3,185
Renaissance Pharma (U.S.) Holdings Inc.^	Senior loan	L + 4.00%	5.03%	05/2018	418	414	0.1		418
RXH Buyer Corporation	One stop	P + 4.75%	8.25%	09/2021	10	6	-		10
RXH Buyer Corporation(4)	One stop	L + 5.75%	N/A (5)	09/2021	-	(51)	-		-
RXH Buyer Corporation*^	One stop	L + 5.75%	6.75%	09/2021	17,524	17,206	2.2		17,524
Sarnova HC, LLC#	Senior loan	L + 4.75%	5.76%	01/2022	3,740	3,704	0.5		3,703
Southern Anesthesia and Surgical(4)	One stop	L + 5.50%	N/A (5)	11/2017	-	(5)	-		-
Southern Anesthesia and Surgical	One stop	L + 5.50%	6.50%	11/2017	5,610	5,558	0.7		5,610
Southern Anesthesia and Surgical^	One stop	L + 5.50%	6.50%	11/2017	2,728	2,708	0.3		2,728
Surgical Information Systems, LLC^	Senior loan	L + 3.00%	4.01%	09/2018	1,879	1,876	0.2		1,879
U.S. Anesthesia Partners, Inc.#	One stop	L + 5.00%	6.00%	12/2019	5,927	5,906	0.7		5,927
WIL Research Company, Inc.*	Senior loan	L + 4.50%	5.75%	02/2018	752	748	0.1		752
Young Innovations, Inc.*#	Senior loan	L + 4.25%	5.25%	01/2019	1,742	1,733	0.2		1,742
Young Innovations, Inc.	Senior loan	P + 3.25%	6.75%	01/2018	52	52	-		51
Zest Holdings, LLC#	Senior loan	L + 4.75%	5.75%	08/2020	5,309	5,110	0.7		5,309
					262,552	258,847	31.3	#	255,144
Home and Office Furnishings,
Housewares, and Durable Consumer
1A Smart Start LLC*	Senior loan	L + 4.75%	5.75%	02/2022	2,126	2,107	0.2		2,124
Floor & Decor Outlets of America, Inc.*^	One stop	L + 6.50%	7.75%	05/2019	11,073	11,002	1.4		11,073
Plano Molding Company, LLC*^#	One stop	L + 6.00%	7.00%	05/2021	18,024	17,871	2.2		18,024
					31,223	30,980	3.8		31,221
Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC^	Senior loan	L + 4.50%	5.75%	10/2018	827	812	0.1		827

Insurance
Captive Resources Midco, LLC (4)	One stop	L + 5.75%	N/A (5)	06/2020	-	(20)	-		-
Captive Resources Midco, LLC (4)	One stop	L + 5.75%	N/A (5)	06/2020	-	(18)	-		-
Captive Resources Midco, LLC*^#	One stop	L + 5.75%	6.75%	06/2020	26,261	25,978	3.2		26,261
Higginbotham Insurance Agency, Inc.*	Senior loan	L + 5.25%	6.25%	11/2021	1,308	1,295	0.2		1,301
Internet Pipeline, Inc.(4)	One stop	L + 7.25%	N/A (5)	08/2021	-	(1)	-		-
Internet Pipeline, Inc.	One stop	L + 7.25%	8.25%	08/2022	4,935	4,812	0.6		4,935
					32,504	32,046	4.0		32,497
Leisure, Amusement, Motion Pictures and Entertainment
Self Esteem Brands, LLC(4)	Senior loan	L + 4.00%	N/A (5)	02/2020	-	(3)	-		-
Self Esteem Brands, LLC^	Senior loan	L + 4.00%	5.00%	02/2020	3,525	3,512	0.4		3,525
Teaching Company, The(4)	One stop	L + 6.25%	N/A (5)	08/2020	-	(1)	-		-
Teaching Company, The	One stop	L + 6.25%	7.25%	08/2020	19,021	18,771	2.3		19,021
Titan Fitness, LLC(4)	One stop	L + 6.50%	N/A (5)	09/2019	-	(15)	-		-
Titan Fitness, LLC(4)	One stop	L + 6.50%	N/A (5)	09/2019	-	(42)	-		-
Titan Fitness, LLC	One stop	P + 5.25%	8.75%	09/2019	373	357	0.1		373
Titan Fitness, LLC*	One stop	L + 6.50%	7.75%	09/2019	13,292	13,112	1.6		13,292
					36,211	35,691	4.4		36,211
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	One stop	P + 7.75%	11.25%	10/2017	152	148	-		20
Benetech, Inc.*	One stop	L + 9.00%	10.25%	10/2017	4,561	4,542	0.5		4,013
					4,713	4,690	0.5		4,033
Oil and Gas
Drilling Info, Inc.(9)	One stop	L + 5.00%	N/A (5)	06/2018	-	-	-		-
Drilling Info, Inc.(9)	One stop	L + 5.00%	6.00%	06/2018	334	332	-		334
Drilling Info, Inc.^	One stop	L + 5.00%	6.00%	06/2018	881	875	0.1		881
Drilling Info, Inc.(4)(9)	One stop	L + 5.00%	N/A (5)	06/2018	-	(8)	-		-
					1,215	1,199	0.1		1,215
Personal and Non-Durable Consumer Products
Georgica Pine Clothiers, LLC(4)	One stop	L + 5.50%	N/A (5)	11/2021	-	(1)	-		-
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	6.50%	11/2021	5,765	5,657	0.7		5,765
The Hygenic Corporation(4)	Senior loan	L + 5.00%	N/A (5)	10/2019	-	(4)	-		-
The Hygenic Corporation*	Senior loan	L + 5.00%	6.00%	10/2020	3,259	3,220	0.4		3,259
Massage Envy, LLC(4)	One stop	L + 7.25%	N/A (5)	09/2018	-	(8)	-		-
Massage Envy, LLC*	One stop	L + 7.25%	8.50%	09/2018	15,568	15,406	1.9		15,568
Orthotics Holdings, Inc(4)(7)	One stop	L + 5.00%	N/A (5)	02/2020	-	(1)	-		(7)
Orthotics Holdings, Inc*#(7)	One stop	L + 5.00%	6.00%	02/2020	1,380	1,366	0.1		1,311
Orthotics Holdings, Inc(4)	One stop	L + 5.00%	N/A (5)	02/2020	-	(14)	-		(70)
Orthotics Holdings, Inc(4)	One stop	L + 5.00%	N/A (5)	02/2020	-	(12)	-		(63)
Orthotics Holdings, Inc*#	One stop	L + 5.00%	6.00%	02/2020	8,418	8,335	1.0		7,996
Team Technologies Acquisition Company(4)	Senior loan	L + 5.00%	N/A (5)	12/2017	-	(1)	-		(3)
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	6.25%	12/2017	4,757	4,736	0.6		4,710
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	6.76%	12/2017	877	869	0.1		874
					40,024	39,548	4.8		39,340

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

March 31, 2016

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par ($),	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Shares/Units(3)	Cost	Net Assets	Value

Personal, Food and Miscellaneous Services
Community Veterinary Partners, LLC	One stop	L + 5.50%	N/A (5)	10/2021	-	-	-	-
Community Veterinary Partners, LLC*	One stop	L + 5.50%	6.50%	10/2021	2,479	2,456	0.3	2,479
Community Veterinary Partners, LLC	One stop	L + 5.50%	6.50%	10/2021	267	267	-	267
Focus Brands Inc.*^	Second lien	L + 9.00%	10.25%	08/2018	11,195	11,133	1.4	11,195
Ignite Restaurant Group, Inc (Joe's Crab Shack)^	One stop	L + 7.00%	8.00%	02/2019	4,775	4,727	0.6	4,775
PetVet Care Centers LLC	Senior loan	L + 4.75%	5.75%	12/2019	68	58	-	68
PetVet Care Centers LLC^	Senior loan	L + 4.75%	5.75%	12/2020	1,225	1,207	0.2	1,225
PetVet Care Centers LLC^	Senior loan	L + 4.75%	5.75%	12/2020	5,866	5,773	0.7	5,866
Vetcor Professional Practices LLC(4)	One stop	L + 6.00%	N/A (5)	04/2021	-	(4)	-	-
Vetcor Professional Practices LLC*^#	One stop	L + 6.00%	7.00%	04/2021	25,056	24,632	3.1	25,056
Vetcor Professional Practices LLC(4)	One stop	L + 6.00%	N/A (5)	04/2021	-	(2)	-	-
Vetcor Professional Practices LLC	One stop	L + 6.00%	7.00%	04/2021	971	963	0.1	971
Vetcor Professional Practices LLC(4)	One stop	L + 6.00%	N/A (5)	04/2021	-	(49)	-	-
Vetcor Professional Practices LLC	One stop	L + 6.00%	7.00%	04/2021	290	287	-	290
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.00%	N/A (5)	11/2020	-	(1)	-	-
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.00%	N/A (5)	11/2020	-	(9)	-	-
Veterinary Specialists of North America, LLC*	One stop	L + 5.00%	6.00%	11/2020	2,709	2,691	0.3	2,709
					54,901	54,129	6.7	54,901
Printing and Publishing
Market Track, LLC*	One stop	L + 7.00%	8.00%	10/2019	2,186	2,165	0.3	2,186
Market Track, LLC(4)	One stop	L + 7.00%	N/A (5)	10/2019	-	(7)	-	-
Market Track, LLC#	One stop	L + 7.00%	8.00%	10/2019	2,152	2,135	0.3	2,152
Market Track, LLC	One stop	L + 7.00%	8.00%	10/2019	1,774	1,752	0.2	1,774
Market Track, LLC*^#	One stop	L + 7.00%	8.00%	10/2019	28,827	28,538	3.5	28,827
					34,939	34,583	4.3	34,939
Retail Stores
Benihana, Inc.	One stop	P + 4.75%	8.25%	07/2018	325	289	-	304
Benihana, Inc.*^	One stop	L + 6.00%	7.25%	01/2019	15,318	15,055	1.8	15,166
CVS Holdings I, LP(4)	One stop	L + 6.25%	N/A (5)	08/2020	-	(4)	-	-
CVS Holdings I, LP*^#	One stop	L + 6.25%	7.25%	08/2021	20,472	20,106	2.5	20,472
CVS Holdings I, LP	One stop	L + 6.25%	7.25%	08/2021	1,923	1,889	0.2	1,923
Cycle Gear, Inc.	One stop	P + 5.25%	8.75%	01/2020	467	447	0.1	450
Cycle Gear, Inc.^	One stop	L + 6.50%	7.50%	01/2020	10,559	10,381	1.3	10,453
Cycle Gear, Inc.(4)	One stop	L + 6.50%	N/A (5)	01/2020	-	(9)	-	(6)
DTLR, Inc.*^	One stop	L + 6.50%	7.50%	10/2020	11,452	11,348	1.4	11,452
Elite Sportswear, L.P.(4)	Senior loan	L + 5.00%	N/A (5)	03/2020	-	(6)	-	-
Elite Sportswear, L.P.	Senior loan	L + 5.00%	6.00%	03/2020	2,835	2,790	0.3	2,835
Express Oil Change, LLC^	Senior loan	L + 5.00%	6.00%	12/2017	490	486	0.1	490
Marshall Retail Group, LLC, The	One stop	L + 6.00%	7.00%	08/2019	702	682	0.1	527
Marshall Retail Group, LLC, The(4)	One stop	L + 6.00%	N/A (5)	08/2020	-	(8)	-	(71)
Marshall Retail Group, LLC, The^#	One stop	L + 6.00%	7.00%	08/2020	12,268	12,156	1.4	11,287
Mills Fleet Farm Group LLC*	One stop	L + 5.50%	6.50%	02/2022	5,000	4,848	0.6	4,900
Paper Source, Inc.(4)	One stop	L + 6.25%	N/A (5)	09/2018	-	(6)	-	-
Paper Source, Inc.*^#	One stop	L + 6.25%	7.25%	09/2018	12,824	12,757	1.6	12,824
RCPSI Corporation(4)	One stop	L + 5.75%	N/A (5)	04/2020	-	(3)	-	-
RCPSI Corporation*^#	One stop	L + 5.75%	6.75%	04/2021	22,287	21,913	2.7	22,287
Restaurant Holding Company, LLC #	Senior loan	L + 7.75%	8.75%	02/2019	4,818	4,789	0.6	4,722
Rubio's Restaurants, Inc*^	Senior loan	L + 4.75%	6.00%	11/2018	8,964	8,914	1.1	8,874
Sneaker Villa, Inc.*^	One stop	L + 7.75%	8.75%	12/2020	12,530	12,411	1.5	12,530
Specialty Commerce Corp.(4)	One stop	L + 6.00%	N/A (5)	07/2017	-	(2)	-	-
Specialty Commerce Corp.	One stop	L + 6.00%	7.50%	07/2017	4,073	4,059	0.5	4,073
					147,307	145,282	17.8	145,492
Telecommunications
Arise Virtual Solutions, Inc.(4)	One stop	L + 6.00%	N/A (5)	12/2018	-	(1)	-	(5)
Arise Virtual Solutions, Inc.^	One stop	L + 6.00%	7.25%	12/2018	1,471	1,459	0.2	1,382
Hosting.com Inc.	Senior loan	L + 4.50%	5.99%	12/2017	85	84	-	85
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	12/2017	755	750	0.1	755
					2,311	2,292	0.3	2,217
Textile and Leather
5.11, Inc.*^	Senior loan	L + 5.00%	6.00%	02/2020	986	982	0.1	986
SHO Holding I Corporation(4)	Senior loan	L + 4.00%	N/A (5)	10/2021	-	(1)	-	-
SHO Holding I Corporation*	Senior loan	L + 5.00%	6.00%	10/2022	2,073	2,053	0.3	2,063
Southern Tide, LLC	One stop	L + 6.75%	7.75%	06/2019	893	887	0.1	893
Southern Tide, LLC^	One stop	L + 6.75%	7.75%	06/2019	4,301	4,273	0.5	4,301
					8,253	8,194	1.0	8,243
Utilities
Arcos, LLC	One stop	L + 6.50%	N/A (5)	02/2021	-	-	-	-
Arcos, LLC	One stop	L + 6.50%	7.50%	02/2021	4,035	3,956	0.5	3,994
PowerPlan Consultants, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	02/2021	-	(6)	-	-
PowerPlan Consultants, Inc.*#	Senior loan	L + 5.25%	6.25%	02/2022	6,793	6,695	0.8	6,793
					10,828	10,645	1.3	10,787

Total non-controlled/non-affiliate company debt investments					$1,441,644	$1,423,518	174.2%	$1,421,472

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

March 31, 2016

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par ($),	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Shares/Units(3)	Cost	Net Assets	Value

Equity Investments (10)(11)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.2%	$1,675
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	-	-
Whitcraft LLC	Preferred stock B	N/A	N/A	N/A	1	670	0.2	1,050
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	204
						2,471	0.4	2,929
Automobile
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	-	-	-	6
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	-	-	-	6
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	-	-	-	47
						-	-	59
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	57	746	0.3	2,398
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	-	157	-	219
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	9	964	0.2	1,530
Hopdoddy Holdings, LLC	LLC interest	N/A	N/A	N/A	27	130	-	92
Hopdoddy Holdings, LLC	LLC interest	N/A	N/A	N/A	12	36	-	20
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	732
Northern Brewer, LLC	LLC interest	N/A	N/A	N/A	438	362	-	63
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	-	349
Tate's Bake Shop, Inc.	LP interest	N/A	N/A	N/A	462	428	0.1	439
Uinta Brewing Company	LP interest	N/A	N/A	N/A	462	462	-	61
United Craft Brews LLC	LP interest	N/A	N/A	N/A	1	657	0.1	619
						4,683	0.8	6,522

Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	10	1,021	0.1	1,008

Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	-	72	-	79
Flexan, LLC	Common stock	N/A	N/A	N/A	1	-	-	17
						72	-	96
Containers, Packaging and Glass
Packaging Coordinators, Inc.(7)	Common stock	N/A	N/A	N/A	25	2,065	0.5	3,918
Packaging Coordinators, Inc.	Common stock	N/A	N/A	N/A	48	1,563	0.6	4,877
						3,628	1.1	8,795

Diversified Conglomerate Manufacturing
Chase Industries, Inc.	LLC units	N/A	N/A	N/A	1	1,186	0.2	1,345
Inventus Power, Inc	Preferred stock	N/A	N/A	N/A	-	370	-	269
Inventus Power, Inc	Common stock	N/A	N/A	N/A	-	-	-	-
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	-	160	-	-
						1,716	0.2	1,614

Diversified Conglomerate Service
Actiance, Inc.	Warrant	N/A	N/A	N/A	344	82	-	84
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	341	0.1	523
Daxko, LLC	LLC units	N/A	N/A	N/A	219	219	0.1	482
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	-	154	-	34
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	-	348	-	321
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	180	-	-	92
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	-	-
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	0.1	536
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	263	-	380
Steelwedge Software, Inc.	Warrant	N/A	N/A	N/A	36,575	76	-	84
TA MHI Buyer, Inc.	Preferred stock	N/A	N/A	N/A	-	202	-	188
Vendavo, Inc.	Preferred stock A	N/A	N/A	N/A	827	827	0.1	1,056
Vitalyst, LLC	Common stock	N/A	N/A	N/A	1	7	-	-
Vitalyst, LLC	Preferred stock A	N/A	N/A	N/A	-	61	-	37
						3,108	0.4	3,817
Electronics
ECI Acquisition Holdings, Inc.	Common stock	N/A	N/A	N/A	9	873	0.1	1,038
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	134	-	134
SEI, Inc.	LLC units	N/A	N/A	N/A	340	340	-	370
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	14	-	-
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	-	122	-	-
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	1	567	0.1	658
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	235	6	-	93
Syncsort Incorporated	Preferred stock	N/A	N/A	N/A	90	226	0.1	226
						2,282	0.3	2,519

Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	1,446	0.2	2,000

Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	614	0.1	614
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	-	-
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	0.1	597
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	64	-	196
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	741	-	-
BIORECLAMATIONIVT, LLC	LLC interest	N/A	N/A	N/A	-	365	-	365
California Cryobank, LLC	LLC units	N/A	N/A	N/A	-	28	-	32
California Cryobank, LLC	LLC units	N/A	N/A	N/A	-	-	-	2
Certara L.P.	LP interest	N/A	N/A	N/A	-	635	0.1	1,070
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	8,637	864	0.1	864
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	87	9	-	9
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	357	-	348

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

March 31, 2016

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par ($),	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Shares/Units(3)	Cost	Net Assets	Value

Dental Holdings Corporation	LLC units	N/A	N/A	N/A	775	775	0.1	965
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	182	-	196
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	-	-	38
G & H Wire Company, Inc	LP interest	N/A	N/A	N/A	102	102	-	127
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	-	5	-	110
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	-	481	0.1	572
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	-	417	0.1	565
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	-	458	-	19
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	-	387	0.1	416
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	-	270
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	-	249	0.1	321
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	-	242
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	-	136
Reliant Pro ReHab, LLC	Preferred stock A	N/A	N/A	N/A	2	183	0.1	907
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	683	0.1	745
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	487	0.1	585
Spear Education, LLC	LLC units	N/A	N/A	N/A	-	86	-	98
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	-	23
SSH Corporation	Common stock	N/A	N/A	N/A	-	40	-	65
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	531
U.S. Renal Care, Inc.	LP interest	N/A	N/A	N/A	1	2,665	0.5	3,571
Young Innovations, Inc.	LLC units	N/A	N/A	N/A	-	236	0.1	632
						12,628	1.9	15,231
Home and Office Furnishings,
Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	27	-	288

Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	-	-	164
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	43	1	-	12
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	-	98	-	105
						99	-	281

Leisure, Amusement, Motion Pictures
and Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	-	163
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	6	583	0.1	763
						1,295	0.1	926
Personal and Non-Durable Consumer
Products
C.B. Fleet Company, Incorporated	LLC units	N/A	N/A	N/A	2	134	-	230
Georgica Pine Clothiers, LLC	LLC interest	N/A	N/A	N/A	11	106	-	106
Hygenic Corporation, The	LP interest	N/A	N/A	N/A	1	61	-	128
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	987
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	-	114	0.1	288
						1,164	0.2	1,739
Personal, Food and Miscellaneous Services
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	114	-	114
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	-	161	0.1	188
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	85	85	-	105
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	766	766	0.1	824
						1,126	0.2	1,231
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	-	240	-	240
Market Track, LLC	Preferred stock	N/A	N/A	N/A	-	145	-	205
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	0.1	276
						530	0.1	721
Retail Stores
Barcelona Restaurants, LLC	LP interest	N/A	N/A	N/A	1,996	-	0.6	5,208
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	498
Cycle Gear, Inc.	LLC interest	N/A	N/A	N/A	19	248	-	248
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	-	-	-
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	97	-	20
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	-	73	-	91
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	-	187
Marshall Retail Group LLC, The	LLC units	N/A	N/A	N/A	15	154	-	47
Paper Source, Inc.	Common stock	N/A	N/A	N/A	8	1,387	0.2	1,567
RCP PetPeople LP	LP interest	N/A	N/A	N/A	889	889	0.2	1,476
RCPSI Corporation	LLC interest	N/A	N/A	N/A	455	455	0.1	465
Rubio's Restaurants, Inc.	Preferred stock A	N/A	N/A	N/A	2	945	0.3	2,673
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	713
						5,439	1.6	13,193
Textiles and Leather
Southern Tide, LLC	LLC interest	N/A	N/A	N/A	2	191	-	226

Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	-	303	0.1	333
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	151	3	-	73
						306	0.1	406

Total non-controlled/non-affiliate company equity investments						$43,232	7.7%	$63,601

Total non-controlled/non-affiliate company investments					$1,441,644	$1,466,750	181.9%	$1,485,073

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

March 31, 2016

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par ($),	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Shares/Units(3)	Cost	Net Assets	Value

Non-controlled affiliated company investments (12)
Debt investments
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	$1,065	$1,025	0.1%	$1,011
Competitor Group, Inc.*#	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	8,988	8,500	1.1	8,540
					10,053	9,525	1.2	9,551

Total non-controlled affiliate company debt investments					$10,053	$9,525	1.2%	$9,551

Equity investments
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	LLC interest	N/A	N/A	N/A	1	$714	-%	$-
Competitor Group, Inc.*#	Preferred stock	N/A	N/A	N/A	4	4,226	-	59
Competitor Group, Inc.*#	Common stock	N/A	N/A	N/A	27	-	-	-
						4,940	-	59

Total non-controlled affiliate company equity investments						$4,940	-%	$59

Total non-controlled affiliate company investments					$10,053	$14,465	1.2%	$9,610

Controlled affiliate company investments(13)
Debt investments
Investment Funds and Vehicles
Senior Loan Fund LLC (7)	Subordinated debt	L + 8.00%	8.43%	05/2020	$86,182	$86,182	10.4%	$85,321

Total controlled affiliate company debt investments					$86,182	$86,182	10.4%	$85,321

Equity investments
Investment Funds and Vehicles
Senior Loan Fund LLC (7)	LLC interest	N/A	N/A	N/A	34,043	$34,043	3.9%	$31,698

Total controlled affiliate company equity investments						$34,043	3.9%	$31,698

Total controlled affiliate company investments					$86,182	$120,225	14.3%	$117,019

Total investments					$1,537,879	$1,601,440	197.4%	$1,611,702

Cash, Restricted Cash and Cash Equivalents
Cash and Restricted Cash						$17,986	2.2%	$17,986
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)						2,607	0.3	2,607
BNY Mellon US Dollar Liquidity Fund Institutional Shares (CUSIP G1206E235)						5,556	0.7	5,556
US Bank Money Market Account (CUSIP 8AMMF0176)						11,451	1.4	11,451
US Bank Money Market Account (CUSIP 9AMMF05B2)						4,598	0.6	4,598
Total Cash, Restricted Cash and Cash Equivalents						$42,198	5.2%	$42,198

Total Investments and Cash, Restricted Cash and Cash Equivalents						$1,643,638	202.6%	$1,653,900

*	Denotes that all or a portion of the loan secures the notes offered in the 2010 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan collateralizes the Credit Facility (as defined in Note 7).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at March 31, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at March 31, 2016.
(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(5)	The entire commitment was unfunded at March 31, 2016. As such, no interest is being earned on this investment.
(6)	Loan was on non-accrual status as of March 31, 2016, meaning that the Company has ceased recognizing interest income on the loan.
(7)	The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(8)	The headquarters of this portfolio company is located in Canada.
(9)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire One stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(10)	Non-income producing securities.
(11)	Ownership of certain equity investments may occur through a holding company or partnership.
(12)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the company as the Company along with affiliated entities owns five percent or more of the portfolio company's securities.
(13)	As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the three months ended March 31, 2016 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

September 30, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

United Craft Brews LLC	One stop	L + 6.25%	7.25%	03/2020	12,158	11,916	1.5	12,158
					130,359	128,671	15.9	128,824
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	5.75%	05/2021	1,492	1,485	0.2	1,496

Building and Real Estate
Accruent, LLC*	One stop	L + 6.25%	7.27%	11/2019	4,721	4,682	0.6	4,721
Brooks Equipment Company, LLC (3)	One stop	L + 5.75%	N/A (5)	08/2020	-	(16)	-	-
Brooks Equipment Company, LLC*^	One stop	L + 5.75%	6.75%	08/2020	24,967	24,661	3.1	24,967
ITEL Laboratories, Inc.(3)	Senior loan	L + 4.75%	N/A (5)	06/2018	-	(1)	-	-
ITEL Laboratories, Inc.*	Senior loan	L + 4.75%	6.00%	06/2018	697	692	0.1	697
					30,385	30,018	3.8	30,385

Chemicals, Plastics and Rubber
Flexan, LLC(3)	One stop	L + 5.25%	N/A (5)	02/2020	-	(6)	-	-
Flexan, LLC	One stop	L + 5.25%	6.25%	02/2020	6,152	6,099	0.8	6,152
Flexan, LLC	One stop	L + 5.25%	N/A (5)	02/2020	-	-	-	-
					6,152	6,093	0.8	6,152
Containers, Packaging and Glass
Fort Dearborn Company*^	Senior loan	L + 4.25%	5.25%	10/2017	567	565	0.1	567
Fort Dearborn Company*^	Senior loan	L + 4.75%	5.77%	10/2018	2,612	2,599	0.3	2,612
Packaging Coordinators, Inc.*^	Senior loan	L + 4.25%	5.25%	08/2021	14,850	14,724	1.8	14,786
Packaging Coordinators, Inc.	Second lien	L + 8.00%	9.00%	08/2022	10,000	9,913	1.2	9,850
					28,029	27,801	3.4	27,815
Diversified Conglomerate Manufacturing
Chase Industries, Inc.	One stop	L + 5.75%	6.83%	09/2020	3,393	3,353	0.4	3,393
Chase Industries, Inc.	One stop	P + 4.50%	7.75%	09/2020	234	216	-	234
Chase Industries, Inc.*^	One stop	L + 5.75%	6.75%	09/2020	20,880	20,706	2.6	20,880
Harvey Tool Company, LLC	Senior loan	L + 5.00%	N/A (5)	03/2019	-	-	-	-
Harvey Tool Company, LLC*	Senior loan	L + 5.00%	6.00%	03/2020	3,131	3,100	0.4	3,100
ICC-Nexergy, Inc(3)	One stop	L + 5.50%	N/A (5)	04/2020	-	(3)	-	-
ICC-Nexergy, Inc^	One stop	L + 5.50%	6.50%	04/2020	8,590	8,535	1.1	8,590
Onicon Incorporated(3)	One stop	L + 6.00%	N/A (5)	04/2020	-	(6)	-	-
Onicon Incorporated*	One stop	L + 6.00%	7.00%	04/2020	9,286	9,212	1.2	9,286
Plex Systems, Inc.(3)	One stop	L + 7.50%	N/A (5)	06/2018	-	(26)	-	-
Plex Systems, Inc.*^	One stop	L + 7.50%	8.75%	06/2018	18,797	18,431	2.3	18,797
Sunless Merger Sub, Inc.	Senior loan	P + 4.00%	7.25%	07/2016	59	58	-	32
Sunless Merger Sub, Inc.*	Senior loan	L + 5.25%	6.50%	07/2016	1,651	1,647	0.1	1,156
					66,021	65,223	8.1	65,468
Diversified Conglomerate Service
Accellos, Inc.(3)	One stop	L + 5.75%	N/A (5)	07/2020	-	(17)	-	-
Accellos, Inc.*^	One stop	L + 5.75%	6.75%	07/2020	32,121	31,804	3.9	32,121
Actiance, Inc.	One stop	L + 9.00%	N/A (5)	04/2018	-	-	-	-
Actiance, Inc. *^	One stop	L + 9.00%	10.00%	04/2018	2,502	2,410	0.3	2,502
Aderant North America, Inc.^	Senior loan	L + 4.25%	5.25%	12/2018	446	442	0.1	446
Agility Recovery Solutions Inc.(3)	One stop	L + 6.50%	N/A (5)	03/2020	-	(6)	-	-
Agility Recovery Solutions Inc.*^	One stop	L + 6.50%	7.50%	03/2020	10,352	10,260	1.3	10,352
Bomgar Corporation(3)	One stop	L + 6.00%	N/A (5)	09/2020	-	(20)	-	(15)
Bomgar Corporation*	One stop	L + 6.00%	7.00%	09/2020	29,638	29,158	3.6	29,416
Daxko, LLC(3)	One stop	L + 5.00%	N/A (5)	03/2019	-	(18)	-	-
Daxko, LLC*	One stop	L + 5.00%	6.00%	03/2019	15,528	15,327	1.9	15,528
DTI Holdco, Inc.	Senior loan	L + 5.00%	6.00%	08/2020	8,527	8,447	1.0	8,271
HealthcareSource HR, Inc.(3)	One stop	L + 6.75%	N/A (5)	05/2020	-	(2)	-	-
HealthcareSource HR, Inc.	One stop	L + 6.75%	7.75%	05/2020	17,903	17,508	2.2	17,903
Host Analytics, Inc.(3)	One stop	N/A	N/A (5)	02/2020	-	(6)	-	-
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	02/2020	2,960	2,914	0.4	2,960
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2018	899	890	0.1	899
Integration Appliance, Inc.*	One stop	L + 8.25%	9.50%	09/2020	719	709	0.1	719
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	06/2019	7,914	7,766	1.0	7,914
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2018	5,396	5,315	0.7	5,396
Mediaocean LLC(3)	Senior loan	L + 4.50%	N/A (5)	08/2020	-	(1)	-	-
Mediaocean LLC	Senior loan	L + 4.75%	5.75%	08/2022	3,000	2,934	0.4	2,970
NetSmart Technologies, Inc.	One stop	P + 4.25%	7.50%	02/2019	340	323	-	340
NetSmart Technologies, Inc.*^	One stop	L + 5.25%	6.25%	02/2019	14,816	14,690	1.8	14,816
PC Helps Support, LLC	Senior loan	P + 4.25%	7.50%	09/2017	66	65	-	62
PC Helps Support, LLC	Senior loan	L + 5.25%	6.51%	09/2017	1,522	1,513	0.2	1,492
Saldon Holdings, Inc.	Senior loan	L + 4.50%	N/A (5)	09/2021	-	-	-	-
Saldon Holdings, Inc.	Senior loan	L + 4.50%	5.50%	09/2021	2,990	2,960	0.4	2,960

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

September 30, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

Secure-24, LLC(3)	One stop	L + 6.00%	N/A (5)	08/2017	-	(3)	-	-
Secure-24, LLC*	One stop	L + 6.00%	7.25%	08/2017	10,028	9,911	1.2	10,028
Secure-24, LLC^	One stop	L + 6.00%	7.25%	08/2017	1,467	1,454	0.2	1,467
Severin Acquisition, LLC(3)	Senior loan	L + 4.50%	N/A (5)	07/2021	-	(1)	-	(1)
Severin Acquisition, LLC	Senior loan	L + 4.50%	5.50%	07/2021	4,931	4,859	0.6	4,882
Source Medical Solutions, Inc.	Second lien	L + 8.00%	9.00%	03/2018	9,294	9,189	1.1	9,294
Steelwedge Software, Inc.	One stop	L + 10.00%	N/A (5)	09/2020	-	-	-	-
Steelwedge Software, Inc.^	One stop	P + 10.75%	12.00% cash/2.00% PIK	09/2020	2,153	2,055	0.3	2,055
TA MHI Buyer, Inc.	One stop	L + 6.50%	N/A (5)	09/2021	-	-	-	-
TA MHI Buyer, Inc.^	One stop	L + 6.50%	7.50%	09/2021	8,294	8,222	1.0	8,222
Vendavo, Inc.(3)	One stop	L + 8.50%	N/A (5)	10/2019	-	(13)	-	-
Vendavo, Inc.	One stop	L + 8.50%	9.50%	10/2019	15,501	15,219	1.9	15,501
					209,307	206,257	25.7	208,500

Electronics
Appriss Holdings, Inc.	Senior loan	L + 4.75%	5.07%	11/2020	902	865	0.1	873
Appriss Holdings, Inc.*	Senior loan	L + 4.75%	5.75%	11/2020	20,948	20,673	2.5	20,738
Compusearch Software Holdings, Inc.^	Senior loan	L + 4.50%	5.50%	05/2021	1,321	1,318	0.2	1,321
ECI Acquisition Holdings, Inc.	One stop	L + 6.25%	7.25%	03/2019	1,410	1,349	0.2	1,410
ECI Acquisition Holdings, Inc.(3)	One stop	L + 6.25%	N/A (5)	03/2019	-	(13)	-	-
ECI Acquisition Holdings, Inc.*^	One stop	L + 6.25%	7.25%	03/2019	21,779	21,495	2.7	21,779
Gamma Technologies, LLC(3)	One stop	L + 5.50%	N/A (5)	06/2021	-	(1)	-	-
Gamma Technologies, LLC^	One stop	L + 5.50%	6.50%	06/2021	18,183	18,010	2.2	18,183
Park Place Technologies LLC	One stop	L + 5.50%	N/A (5)	07/2021	-	-	-	-
Park Place Technologies LLC*^	One stop	L + 5.50%	6.50%	07/2021	4,950	4,914	0.6	4,926
Sloan Company, Inc., The	One stop	L + 6.25%	7.25%	04/2020	30	30	-	29
Sloan Company, Inc., The	One stop	L + 6.25%	7.25%	04/2020	7,589	7,503	0.9	7,362
Sparta Holding Corporation(3)	One stop	L + 5.50%	N/A (5)	07/2020	-	(31)	-	-
Sparta Holding Corporation*^	One stop	L + 5.50%	6.50%	07/2020	23,125	22,893	2.9	23,125
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (5)	03/2019	-	(3)	-	-
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (5)	03/2019	-	(1)	-	-
Syncsort Incorporated*	Senior loan	L + 4.75%	5.75%	03/2019	1,984	1,970	0.2	1,984
Systems Maintenance Services Holding, Inc.^	Senior loan	L + 4.00%	5.00%	10/2019	2,623	2,614	0.3	2,623
Taxware, LLC(3)	One stop	L + 6.50%	N/A (5)	04/2022	-	(5)	-	-
Taxware, LLC*^	One stop	L + 6.50%	7.50%	04/2022	19,899	19,609	2.5	19,899
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	9.00%	10/2021	9,435	9,242	1.2	9,435
					134,178	132,431	16.5	133,687

Finance
Ascensus, Inc.(3)	One stop	L + 4.00%	N/A (5)	11/2018	-	(12)	-	-
Ascensus, Inc.^	One stop	L + 4.00%	5.00%	12/2019	3,953	3,895	0.5	3,953
Ascensus, Inc.*^	One stop	L + 8.00%	9.00%	12/2020	6,337	6,173	0.8	6,337
					10,290	10,056	1.3	10,290
Grocery
AG Kings Holdings Inc.(3)	One stop	L + 5.50%	N/A (5)	04/2020	-	(7)	-	-
AG Kings Holdings Inc.	One stop	L + 5.50%	6.50%	04/2020	6,183	6,127	0.8	6,183
MyWebGrocer, Inc.(3)	One stop	L + 8.75%	N/A (5)	05/2018	-	(11)	-	-
MyWebGrocer, Inc.^	One stop	L + 8.75%	10.00%	05/2018	14,271	14,115	1.7	14,271
					20,454	20,224	2.5	20,454
Healthcare, Education and Childcare
Agilitas USA, Inc.^	Senior loan	L + 4.00%	5.00%	10/2020	2,125	2,107	0.3	2,125
Avalign Technologies, Inc.^	Senior loan	L + 4.50%	5.50%	07/2021	1,165	1,160	0.2	1,159
Avatar International, LLC(6)	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	1,648	1,644	0.1	548
Avatar International, LLC	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	573	571	0.1	573
Avatar International, LLC(6)*	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	7,641	7,615	0.3	2,540
California Cryobank, LLC^	One stop	L + 5.50%	6.50%	08/2019	1,550	1,538	0.2	1,550
California Cryobank, LLC	One stop	L + 5.50%	6.50%	08/2019	43	42	-	43
California Cryobank, LLC	One stop	P + 4.25%	7.50%	08/2019	43	41	-	43
Certara L.P.(3)	One stop	L + 6.25%	N/A (5)	12/2018	-	(14)	-	-
Certara L.P.*^	One stop	L + 6.25%	7.25%	12/2018	30,848	30,555	3.8	30,848
CPI Buyer, LLC (Cole-Parmer)*^	Senior loan	L + 4.50%	5.50%	08/2021	7,940	7,674	1.0	7,900
Curo Health Services LLC	Senior loan	L + 5.50%	6.50%	02/2022	1,990	1,972	0.3	1,997
DCA Investment Holding, LLC(3)	One stop	L + 5.25%	N/A (5)	07/2021	-	(2)	-	(1)
DCA Investment Holding, LLC*	One stop	L + 5.25%	6.25%	07/2021	14,336	13,990	1.8	14,192
Deca Dental Management LLC(3)	One stop	L + 6.25%	N/A (5)	07/2020	-	(11)	-	(8)
Deca Dental Management LLC	One stop	P + 5.25%	8.50%	07/2020	20	19	-	20
Deca Dental Management LLC*^	One stop	L + 6.25%	7.25%	07/2020	4,188	4,128	0.5	4,146

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

September 30, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

Delta Educational Systems*	Senior loan	P + 4.75%	8.00%	12/2016	1,435	1,424	0.2	1,220
Delta Educational Systems(3)	Senior loan	L + 6.00%	N/A (5)	12/2016	-	-	-	(8)
Dental Holdings Corporation(3)	One stop	L + 5.50%	N/A (5)	02/2020	-	(16)	-	-
Dental Holdings Corporation(3)	One stop	L + 5.50%	N/A (5)	02/2020	-	(12)	-	-
Dental Holdings Corporation	One stop	L + 5.50%	6.50%	02/2020	6,575	6,444	0.8	6,575
Encore GC Acquisition, LLC(3)	Senior loan	L + 4.50%	N/A (5)	01/2020	-	(9)	-	-
Encore GC Acquisition, LLC*	Senior loan	L + 4.50%	5.50%	01/2020	3,484	3,439	0.4	3,484
G & H Wire Company, Inc.	One stop	L + 5.75%	6.75%	12/2017	268	263	-	268
G & H Wire Company, Inc.*^	One stop	L + 5.75%	6.75%	12/2017	13,291	13,197	1.6	13,291
GSDM Holdings Corp.	Senior loan	L + 4.25%	5.25%	06/2019	870	867	0.1	870
IntegraMed America, Inc.	One stop	L + 7.25%	8.50%	09/2017	406	402	-	398
IntegraMed America, Inc.*^	One stop	L + 7.25%	8.50%	09/2017	14,975	14,839	1.8	14,676
Joerns Healthcare, LLC*	One stop	L + 5.00%	6.17%	05/2020	3,318	3,286	0.4	3,301
Katena Holdings, Inc.(3)	One stop	L + 6.25%	N/A (5)	06/2021	-	(8)	-	-
Katena Holdings, Inc.(3)	One stop	L + 6.25%	N/A (5)	06/2021	-	(1)	-	-
Katena Holdings, Inc.^	One stop	L + 6.25%	7.25%	06/2021	8,142	8,064	1.0	8,142
Maverick Healthcare Group, LLC*	Senior loan	L + 5.50%	7.25%	12/2016	1,933	1,912	0.2	1,933
Pentec Acquisition Sub, Inc.(3)	Senior loan	L + 5.00%	N/A (5)	05/2017	-	(1)	-	-
Pentec Acquisition Sub, Inc.*	Senior loan	L + 5.00%	6.25%	05/2018	1,588	1,574	0.2	1,588
PPT Management, LLC(3)	One stop	L + 5.00%	N/A (5)	04/2020	-	(1)	-	-
PPT Management, LLC*^	One stop	L + 5.00%	6.00%	04/2020	13,158	13,037	1.6	13,158
Premise Health Holding Corp.	One stop	L + 4.50%	5.50%	06/2020	394	374	-	394
Premise Health Holding Corp.	One stop	L + 4.50%	5.50%	06/2020	15,000	14,896	1.9	15,000
Pyramid Healthcare, Inc.	One stop	P + 4.50%	7.75%	08/2019	313	309	-	313
Pyramid Healthcare, Inc.^	One stop	L + 5.75%	6.75%	08/2019	8,439	8,377	1.0	8,439
Radiology Partners, Inc.(3)	One stop	L + 5.00%	N/A (5)	09/2020	-	(38)	-	-
Radiology Partners, Inc.(3)	One stop	L + 5.00%	N/A (5)	09/2020	-	(6)	-	-
Radiology Partners, Inc.*^	One stop	L + 5.00%	6.00%	09/2020	17,037	16,813	2.1	17,037
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	7.25%	06/2017	424	419	0.1	424
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	6.00%	06/2017	3,226	3,206	0.4	3,226
RXH Buyer Corporation(3)	One stop	L + 5.75%	N/A (5)	09/2021	-	(56)	-	(28)
RXH Buyer Corporation(3)	One stop	L + 5.75%	N/A (5)	09/2021	-	(4)	-	(2)
RXH Buyer Corporation*^	One stop	L + 5.75%	6.75%	09/2021	17,612	17,264	2.2	17,435
Southern Anesthesia and Surgical(3)	One stop	L + 5.50%	N/A (5)	11/2017	-	(27)	-	-
Southern Anesthesia and Surgical(3)	One stop	L + 5.50%	N/A (5)	11/2017	-	(7)	-	-
Southern Anesthesia and Surgical	One stop	L + 5.50%	6.50%	11/2017	5,638	5,570	0.7	5,638
Surgical Information Systems, LLC^	Senior loan	L + 3.00%	4.01%	09/2018	1,934	1,930	0.2	1,934
U.S. Anesthesia Partners, Inc.	One stop	L + 5.00%	6.00%	12/2019	5,942	5,918	0.7	5,942
WIL Research Company, Inc.*	Senior loan	L + 4.50%	5.75%	02/2018	756	751	0.1	737
Young Innovations, Inc.	Senior loan	L + 3.25%	N/A (5)	01/2018	-	-	-	-
Young Innovations, Inc.*	Senior loan	L + 4.25%	5.25%	01/2019	1,830	1,819	0.2	1,830
					222,098	219,237	26.5	214,890
Home and Office Furnishings,
Housewares, and Durable Consumer
1A Smart Start LLC*	Senior loan	L + 4.75%	5.75%	02/2022	2,132	2,111	0.3	2,127
Plano Molding Company, LLC*	One stop	L + 6.00%	7.00%	05/2021	18,115	17,946	2.2	18,115
WII Components, Inc.	Senior loan	L + 4.50%	N/A (5)	07/2018	-	-	-	-
WII Components, Inc.*	Senior loan	L + 4.25%	5.25%	07/2018	1,048	1,044	0.1	1,048
Zenith Products Corporation(6)	One stop	P + 1.75%	5.00%	09/2013	81	48	-	41
Zenith Products Corporation*(6)	One stop	P + 3.50%	6.75%	09/2013	4,376	3,926	0.3	2,188
					25,752	25,075	2.9	23,519
Insurance
Captive Resources Midco, LLC (3)	One stop	L + 5.75%	N/A (5)	06/2020	-	(22)	-	(19)
Captive Resources Midco, LLC (3)	One stop	L + 5.75%	N/A (5)	06/2020	-	(20)	-	(17)
Captive Resources Midco, LLC*^	One stop	L + 5.75%	6.75%	06/2020	26,845	26,525	3.3	26,575
Internet Pipeline, Inc.(3)	One stop	L + 7.25%	N/A (5)	08/2021	-	(1)	-	-
Internet Pipeline, Inc.	One stop	L + 7.25%	8.25%	08/2022	4,960	4,826	0.6	4,910
					31,805	31,308	3.9	31,449
Investment Funds and Vehicles
Senior Loan Fund LLC (7)(8)	Subordinated debt	L + 8.00%	8.19%	05/2020	76,563	76,563	9.5	76,563

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

September 30, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	One stop	L + 7.75%	9.00%	11/2018	884	876	0.1	773
Competitor Group, Inc.*	One stop	L + 9.25%	9.00% cash/1.50% PIK	11/2018	12,331	12,221	1.4	11,098
Self Esteem Brands, LLC(3)	Senior loan	L + 4.00%	N/A (5)	02/2020	-	(4)	-	-
Self Esteem Brands, LLC^	Senior loan	L + 4.00%	5.00%	02/2020	3,669	3,653	0.5	3,669
Starplex Operating, L.L.C.(3)	One stop	L + 7.00%	N/A (5)	12/2017	-	(9)	-	-
Starplex Operating, L.L.C.*^	One stop	L + 7.00%	8.00%	12/2017	9,979	9,863	1.2	9,979
Teaching Company, The	One stop	L + 6.25%	7.25%	08/2020	30	29	-	29
Teaching Company, The	One stop	L + 6.25%	7.25%	08/2020	19,069	18,789	2.3	18,878
Titan Fitness, LLC(3)	One stop	L + 6.50%	N/A (5)	09/2019	-	(17)	-	-
Titan Fitness, LLC*	One stop	L + 6.50%	7.75%	09/2019	13,326	13,120	1.6	13,326
Titan Fitness, LLC (3)	One stop	L + 6.50%	N/A (5)	09/2019	-	(17)	-	-
					59,288	58,504	7.1	57,752
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	One stop	P + 7.75%	11.00%	10/2017	303	297	-	303
Benetech, Inc.*	One stop	L + 9.00%	10.25%	10/2017	4,696	4,671	0.6	4,696
					4,999	4,968	0.6	4,999
Oil and Gas
Drilling Info, Inc.(3)(4)	One stop	L + 5.00%	N/A (5)	06/2018	-	(1)	-	-
Drilling Info, Inc.(4)	One stop	L + 5.00%	6.00%	06/2018	355	353	-	355
Drilling Info, Inc.^	One stop	L + 5.00%	6.00%	06/2018	901	894	0.1	901
Drilling Info, Inc.(3)(4)	One stop	L + 5.00%	N/A (5)	06/2018	-	(5)	-	-
					1,256	1,241	0.1	1,256
Personal and Non-Durable Consumer Products
The Hygenic Corporation(3)	Senior loan	L + 5.00%	N/A (5)	10/2019	-	(5)	-	-
The Hygenic Corporation*	Senior loan	L + 5.00%	6.00%	10/2020	3,275	3,231	0.4	3,275
Massage Envy, LLC(3)	One stop	L + 7.25%	N/A (5)	09/2018	-	(9)	-	-
Massage Envy, LLC*	One stop	L + 7.25%	8.50%	09/2018	15,570	15,375	1.9	15,570
Orthotics Holdings, Inc(3)(8)	One stop	L + 5.00%	N/A (5)	02/2020	-	(2)	-	-
Orthotics Holdings, Inc*(8)	One stop	L + 5.00%	6.00%	02/2020	1,387	1,372	0.2	1,387
Orthotics Holdings, Inc(3)	One stop	L + 5.00%	N/A (5)	02/2020	-	(15)	-	-
Orthotics Holdings, Inc(3)	One stop	L + 5.00%	N/A (5)	02/2020	-	(14)	-	-
Orthotics Holdings, Inc*	One stop	L + 5.00%	6.00%	02/2020	8,460	8,367	1.0	8,460
Team Technologies Acquisition Company(3)	Senior loan	L + 5.00%	N/A (5)	12/2017	-	(2)	-	-
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	6.25%	12/2017	4,782	4,754	0.6	4,782
Team Technologies Acquisition Company	Senior loan	L + 5.50%	6.75%	12/2017	881	871	0.1	881
					34,355	33,923	4.2	34,355
Personal, Food and Miscellaneous Services
Focus Brands Inc.*^	Second lien	L + 9.00%	10.25%	08/2018	11,195	11,120	1.4	11,195
Ignite Restaurant Group, Inc (Joe's Crab Shack)^	One stop	L + 7.00%	8.00%	02/2019	6,108	6,039	0.7	6,108
PetVet Care Centers LLC	Senior loan	L + 4.50%	5.50%	12/2020	646	626	0.1	646
PetVet Care Centers LLC(3)	Senior loan	L + 4.50%	N/A (5)	12/2019	-	(11)	-	-
PetVet Care Centers LLC^	Senior loan	L + 4.50%	5.50%	12/2020	5,896	5,800	0.7	5,896
Vetcor Merger Sub LLC(3)	One stop	L + 6.00%	N/A (5)	04/2021	-	(14)	-	-
Vetcor Merger Sub LLC	One stop	L + 6.00%	7.00%	04/2021	8	4	-	8
Vetcor Merger Sub LLC*^	One stop	L + 6.00%	7.00%	04/2021	25,181	24,715	3.1	25,181
Veterinary Specialists of North America, LLC	One stop	L + 5.00%	N/A (5)	05/2020	-	-	-	-
Veterinary Specialists of North America, LLC*	One stop	L + 5.00%	6.00%	05/2020	587	582	0.1	587
					49,621	48,861	6.1	49,621
Printing and Publishing
Market Track, LLC	One stop	P + 6.00%	9.25%	10/2019	369	345	-	347
Market Track, LLC*^	One stop	L + 7.00%	8.00%	10/2019	28,976	28,643	3.5	28,686
Market Track, LLC*	One stop	L + 7.00%	8.00%	10/2019	2,197	2,173	0.3	2,175
Market Track, LLC	One stop	L + 7.00%	8.00%	10/2019	1,379	1,340	0.2	1,344
					32,921	32,501	4.0	32,552
Retail Stores
Benihana, Inc.	One stop	P + 4.75%	8.00%	07/2018	868	823	0.1	825
Benihana, Inc.*^	One stop	L + 6.00%	7.25%	01/2019	15,436	15,124	1.9	15,127
Boot Barn, Inc.*^	Senior loan	L + 4.50%	5.50%	06/2021	10,775	10,621	1.3	10,775
CVS Holdings I, LP	One stop	L + 6.25%	7.25%	08/2021	366	329	-	347
CVS Holdings I, LP(3)	One stop	L + 6.25%	N/A (5)	08/2020	-	(4)	-	(2)
CVS Holdings I, LP^	One stop	L + 6.25%	7.25%	08/2021	20,575	20,173	2.5	20,369
Cycle Gear, Inc.(3)	One stop	L + 6.00%	N/A (5)	01/2020	-	(15)	-	-
Cycle Gear, Inc.	One stop	L + 6.00%	7.00%	01/2020	6,486	6,362	0.8	6,486
DTLR, Inc.*^	One stop	L + 8.00%	11.00%	12/2015	15,026	15,017	1.8	15,026
Elite Sportswear, L.P.(3)	Senior loan	L + 5.00%	N/A (5)	03/2020	-	(7)	-	-

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

September 30, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Amount	Cost	Net Assets	Value

Elite Sportswear, L.P.	Senior loan	L + 5.00%	6.00%	03/2020	2,849	2,798	0.4	2,849
Express Oil Change, LLC*	Senior loan	L + 5.00%	6.00%	12/2017	104	103	-	104
Express Oil Change, LLC*	Senior loan	L + 5.00%	6.00%	12/2017	1,371	1,366	0.2	1,371
Express Oil Change, LLC(3)	Senior loan	L + 5.00%	N/A (5)	12/2017	-	(3)	-	-
Express Oil Change, LLC*	Senior loan	L + 5.00%	6.00%	12/2017	3,672	3,647	0.5	3,672
Floor & Decor Outlets of America, Inc.*^	One stop	L + 6.50%	7.75%	05/2019	11,130	11,047	1.4	11,130
Marshall Retail Group, LLC, The(3)	One stop	L + 6.00%	N/A (5)	08/2020	-	(9)	-	(27)
Marshall Retail Group, LLC, The	One stop	L + 6.00%	7.00%	08/2019	146	124	-	80
Marshall Retail Group, LLC, The^	One stop	L + 6.00%	7.00%	08/2020	12,331	12,205	1.5	11,960
Paper Source, Inc.	One stop	P + 5.00%	7.75%	09/2018	677	670	0.1	677
Paper Source, Inc.*^	One stop	L + 6.25%	7.25%	09/2018	12,888	12,810	1.6	12,888
RCPSI Corporation(3)	One stop	L + 5.75%	N/A (5)	04/2020	-	(4)	-	-
RCPSI Corporation*^	One stop	L + 5.75%	6.75%	04/2021	22,400	21,986	2.8	22,400
Restaurant Holding Company, LLC	Senior loan	L + 7.75%	8.75%	02/2019	4,843	4,809	0.5	4,310
Rubio's Restaurants, Inc	Senior loan	L + 4.75%	6.00%	11/2018	3,985	3,985	0.4	3,985
Sneaker Villa, Inc.^	One stop	L + 8.50%	10.00%	12/2017	627	620	0.1	627
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	752	740	0.1	752
Sneaker Villa, Inc.^	One stop	L + 8.50%	10.00%	12/2017	1,206	1,195	0.1	1,206
Sneaker Villa, Inc.	One stop	P + 7.00%	10.25%	12/2017	1,253	1,240	0.2	1,253
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	2,506	2,489	0.3	2,506
Sneaker Villa, Inc.^	One stop	L + 8.50%	10.00%	12/2017	4,154	4,126	0.5	4,154
Sneaker Villa, Inc.	One stop	L + 8.50%	10.00%	12/2017	4,317	4,254	0.5	4,317
Specialty Catalog Corp.(3)	One stop	L + 6.00%	N/A (5)	07/2017	-	(3)	-	-
Specialty Catalog Corp.	One stop	L + 6.00%	7.50%	07/2017	4,125	4,105	0.5	4,125
					164,868	162,723	20.1	163,292
Telecommunications
Arise Virtual Solutions, Inc.(3)	One stop	L + 5.50%	N/A (5)	12/2018	-	(1)	-	(3)
Arise Virtual Solutions, Inc.^	One stop	L + 5.50%	6.75%	12/2018	1,500	1,495	0.2	1,470
Hosting.com Inc.	Senior loan	P + 3.25%	6.50%	12/2017	37	37	-	37
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	12/2017	790	784	0.1	790
					2,327	2,315	0.3	2,294
Textile and Leather
5.11, Inc.*^	Senior loan	L + 5.00%	6.00%	02/2020	991	987	0.1	994
Southern Tide, LLC(3)	One stop	L + 6.75%	N/A (5)	06/2019	-	(7)	-	-
Southern Tide, LLC^	One stop	L + 6.75%	7.75%	06/2019	4,055	4,024	0.5	4,055
					5,046	5,004	0.6	5,049
Utilities
PowerPlan Consultants, Inc.(3)	Senior loan	L + 5.25%	N/A (5)	02/2021	-	(7)	-	-
PowerPlan Consultants, Inc.	Senior loan	L + 5.25%	6.25%	02/2022	4,885	4,818	0.6	4,885
					4,885	4,811	0.6	4,885

Total debt investments United States					$1,471,217	$1,452,577	178.8%	$1,449,603

Fair Value as a percentage of Principal Amount								98.5%

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

September 30, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Equity Investments (9) (10)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.3%	$2,078
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	-	-
Whitcraft LLC	Preferred stock B	N/A	N/A	N/A	1	670	0.1	821
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	160
						2,471	0.4	3,059
Automobile
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	-	-	-	6
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	-	-	-	6
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	-	-	-	47
						-	-	59
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	57	746	0.4	2,996
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	-	157	-	160
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	9	964	0.2	1,481
Hopdoddy Holdings, LLC	LLC interest	N/A	N/A	N/A	27	130	-	130
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	769
Northern Brewer, LLC	LLC interest	N/A	N/A	N/A	438	362	-	32
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	-	197
Tate's Bake Shop, Inc.	LP interest	N/A	N/A	N/A	-	462	0.1	503
Uinta Brewing Company	LP interest	N/A	N/A	N/A	-	462	-	192
United Craft Brews LLC	LP interest	N/A	N/A	N/A	1	657	0.1	653
						4,681	0.9	7,113

Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	10	1,021	0.1	892

Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	-	73	-	75
Flexan, LLC	Common stock	N/A	N/A	N/A	1	-	-	14
						73	-	89
Containers, Packaging and Glass
Packaging Coordinators, Inc.(8)	Common stock	N/A	N/A	N/A	25	2,065	0.3	2,533
Packaging Coordinators, Inc.	Common stock	N/A	N/A	N/A	48	1,563	0.3	2,205
						3,628	0.6	4,738

Diversified Conglomerate Manufacturing
Chase Industries, Inc.	LLC units	N/A	N/A	N/A	1	1,186	0.2	1,509
ICCN Acquisition Corp.	Preferred stock	N/A	N/A	N/A	-	370	-	360
ICCN Acquisition Corp.	Common stock	N/A	N/A	N/A	-	-	-	-
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	-	160	-	-
						1,716	0.2	1,869

Diversified Conglomerate Service
Actiance, Inc.	Warrant	N/A	N/A	N/A	344	82	-	82
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	430	0.1	447
Daxko, LLC	LLC units	N/A	N/A	N/A	219	219	-	343
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	-	154	-	72
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	-	348	-	348
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	180	-	-	98
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	-	-
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	0.1	604
PC Helps Support, LLC	Common stock	N/A	N/A	N/A	1	7	-	-
PC Helps Support, LLC	Preferred stock A	N/A	N/A	N/A	-	61	-	62
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	263	0.1	379
Steelwedge Software, Inc.	Warrant	N/A	N/A	N/A	36,575	76	-	76
TA MHI Buyer, Inc.	Preferred stock	N/A	N/A	N/A	-	202	-	202
Vendavo, Inc.	Preferred stock A	N/A	N/A	N/A	827	827	0.2	1,198
						3,197	0.5	3,911

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

September 30, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Electronics
ECI Acquisition Holdings, Inc.	Common stock	N/A	N/A	N/A	9	873	0.2	1,027
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	134	-	134
SEI, Inc.	LLC units	N/A	N/A	N/A	340	340	-	340
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	14	-	14
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	-	122	-	122
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	1	567	0.1	629
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	235	6	-	208
						2,056	0.3	2,474

Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	1,446	0.2	1,389

Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	-	-
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	0.1	871
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	64	-	194
Avatar International, LLC	LP interest	N/A	N/A	N/A	1	741	-	-
California Cryobank, LLC	LLC units	N/A	N/A	N/A	-	28	-	32
California Cryobank, LLC	LLC units	N/A	N/A	N/A	-	-	-	5
Certara L.P.	LP interest	N/A	N/A	N/A	-	635	0.1	923
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	65	6	-	6
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	6,386	639	0.1	639
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	357	-	357
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	734	734	0.1	736
Dialysis Newco, Inc. (DSI Renal)	LLC units	N/A	N/A	N/A	871	-	0.5	3,447
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	14	141	-	143
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	14	-	-	-
G & H Wire Company, Inc	LP interest	N/A	N/A	N/A	-	102	-	122
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	-	5	-	111
Global Healthcare Exchange, LLC	Preferred stock	N/A	N/A	N/A	-	481	0.1	547
IntegraMed America, Inc.	Common stock	N/A	N/A	N/A	1	875	-	281
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	-	387	0.1	387
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	-	228
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	-	249	-	309
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	-	252
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	-	82
Reliant Pro ReHab, LLC	Preferred stock A	N/A	N/A	N/A	2	183	0.2	956
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	683	0.1	683
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	487	0.1	794
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	-	20
Spear Education, LLC	LLC units	N/A	N/A	N/A	-	86	-	94
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	681
Young Innovations, Inc.	LLC units	N/A	N/A	N/A	-	236	-	346
						8,634	1.6	13,246
Home and Office Furnishings,
Housewares, and Durable Consumer
Top Knobs USA, Inc.	Common stock	N/A	N/A	N/A	3	27	-	231
Zenith Products Corporation	Common stock	N/A	N/A	N/A	1	-	-	-
						27	-	231

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

September 30, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	-	-	146
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	43	1	-	1
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	-	98	-	98
						99	-	245

Investment Funds and Vehicles
Senior Loan Fund LLC (7)(8)	LLC interest	N/A	N/A	N/A	23,222	23,222	2.8	22,373

Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc.	LLC interest	N/A	N/A	N/A	1	714	-	22
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	-	22
Starplex Operating, L.L.C.	Common stock	N/A	N/A	N/A	1	183	0.1	409
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	6	583	0.1	827
						2,192	0.2	1,280
Personal and Non-Durable Consumer Products
C.B. Fleet Company, Incorporated	LLC units	N/A	N/A	N/A	2	174	-	268
The Hygenic Corporation	LP interest	N/A	N/A	N/A	1	61	-	87
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.2	1,058
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	-	114	-	351
						1,098	0.2	1,764
Personal, Food and Miscellaneous Services
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	-	161	-	157
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	85	85	-	85
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	766	766	0.1	766
						1,012	0.1	1,008
Printing and Publishing
Market Track, LLC	Preferred stock	N/A	N/A	N/A	-	145	-	195
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	-	272
						290	-	467
Retail Stores
Barcelona Restaurants, LLC(8)(11)	LP interest	N/A	N/A	N/A	1,996	1,996	0.7	5,523
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	595
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	15	150	-	153
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	-	-	-
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	97	-	106
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	-	73	-	71
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	-	153
Marshall Retail Group LLC, The	LLC units	N/A	N/A	N/A	15	154	-	59
Paper Source, Inc.	Common stock	N/A	N/A	N/A	8	1,387	0.2	1,455
RCP PetPeople LP	LP interest	N/A	N/A	N/A	889	889	0.2	1,331
RCPSI Corporation	LLC interest	N/A	N/A	N/A	455	455	0.1	455
Rubio's Restaurants, Inc.	Preferred stock A	N/A	N/A	N/A	2	945	0.3	2,711
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	583
SSH Corporation	Common stock	N/A	N/A	N/A	-	40	-	146
						7,377	1.7	13,341

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

September 30, 2015

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Shares /	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Contracts	Cost	Net Assets	Value

Textiles and Leather
Southern Tide, LLC	LLC interest	N/A	N/A	N/A	2	191	-	222

Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	-	303	-	319
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	151	3	-	92
						306	-	411

Total equity investments United States						$64,737	9.8%	$80,181

Total United States						$1,517,314	188.6%	$1,529,784

Total Investments						$1,517,314	188.6%	$1,529,784

Cash, Restricted Cash and Cash Equivalents
Cash and Restricted Cash						$20,137	2.5%	$20,137
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)						13,367	1.6	13,367
BNY Mellon US Dollar Liquidity Fund Institutional Shares (CUSIP G1206E235)						18,430	2.3	18,430
US Bank Money Market Account (CUSIP 9AMMF05B2)						45,550	5.6	45,550
Total Cash, Restricted Cash and Cash Equivalents						$97,484	12.0%	$97,484

Total Investments and Cash, Restricted Cash and Cash Equivalents						$1,614,798	200.6%	$1,627,268

*	Denotes that all or a portion of the loan secures the notes offered in the 2010 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to LIBOR ("L") or Prime ("P") and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2015.
(3)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(4)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire one stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(5)	The entire commitment was unfunded at September 30, 2015. As such, no interest is being earned on this investment.
(6)	Loan was on non-accrual status as of September 30, 2015, meaning that the Company has ceased recognizing interest income on the loan.
(7)	As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).
(8)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(9)	Non-income producing securities.
(10)	Ownership of certain equity investments may occur through a holding company or partnership.
(11)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as the Company along with affiliated entities owns five percent or more of the portfolio company's voting securities.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2016, interest income included $1,795 and $3,686, respectively, of accretion of discounts. For the three and six months ended March 31, 2015, interest income included $1,820 and $3,490, respectively, of accretion of discounts. For the three and six months ended March 31, 2016, the Company received loan origination fees of $2,635 and $4,791, respectively. For the three and six months ended March 31, 2015, the Company received loan origination fees of $2,145 and $5,207, respectively.

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

For the three and six months ended March 31, 2016, the Company recorded PIK income of $124 and $315, respectively, and received PIK payments in cash of $0 and $0, respectively. For the three and six months ended March 31, 2015, the Company recorded PIK income of $313 and $815, respectively, and received PIK payments in cash of $178 and $379, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three and six months ended March 31, 2016, fee income included $402 and $567, respectively, of prepayment premiums. For the three and six months ended March 31, 2015, fee income included $554 and $701, respectively, of prepayment premiums.

For the three and six months ended March 31, 2016, the Company received interest and fees in cash, which excludes capitalized loan origination fees, in the amounts of $27,519 and $54,743 respectively. For the three and six months ended March 31, 2015, the Company received interest and fees in cash, which excludes capitalized loan origination fees, in the amounts of $26,361 and $51,516, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended March 31, 2016, the Company recorded dividend income of $1,178 and $2,185, respectively, and return of capital distributions of $88 and $2,158. For the three and six months ended March 31, 2015, the Company recorded dividend income of $377 and $395, respectively, and return of capital distributions of $0 and $8.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $4,282 and $6,487 as of March 31, 2016 and September 30, 2015, respectively.

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

Income taxes: The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to pay a 4% excise tax on such income. To the extent that the Company determines that it’s estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2016, $31 and $333, respectively, was recorded for U.S. federal excise tax. For the three and six months ended March 31, 2015, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through March 31, 2016. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase up to $50,000 of the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2015 and the Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Company did not make any repurchases of its common stock during the three and six months ended March 31, 2016.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2016 and September 30, 2015, the Company had deferred debt issuance costs of $6,454 and $7,624, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three and six months ended March 31, 2016 was $1,001 and $2,250, respectively. Amortization expense for the three and six months ended March 31, 2015 was $1,088 and $2,135, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of March 31, 2016 and September 30, 2015, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $174 and $174, respectively.

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

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board most recently reapproved the Investment Advisory Agreement in May 2016. The Investment Adviser is a registered investment adviser with the Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

For the three and six months ended March 31, 2016, the Income Incentive Fee incurred was $720 and $1,127, respectively. For the three and six months ended March 31, 2015, the Income Incentive Fee incurred was $1,220 and $2,152, respectively.

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

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the three and six months ended March 31, 2016 and 2015 was $0. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through March 31, 2016, the Company has not made any Capital Gain Incentive Fee payments. For the three months ended March 31, 2016, the Company recorded a reversal in the accrual for capital gain incentive fee under GAAP of $540 and for the six months ended March 31, 2016, the Company accrued a capital gain incentive fee under GAAP of $824. For the three and six months ended March 31, 2015, the Company accrued a capital gain incentive fee under GAAP of $1,038 and $1,177, respectively.

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

Included in accounts payable and accrued expenses is $609 and $606 as of March 31, 2016 and September 30, 2015, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies and rating agency fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2016 were $822 and $1,379, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2015 were $301 and $457, respectively.

As of March 31, 2016 and September 30, 2015, included in accounts payable and accrued expenses were $715 and $554, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

During the three and six months ended March 31, 2016, the Company sold $35,923 and $115,146, respectively, of investments and unfunded commitments to SLF at fair value and recognized $158 and $753, respectively, of net realized gains. During the three and six months ended March 31, 2015, the Company sold $83,376 and $99,201, respectively, of investments and unfunded commitments to SLF at fair value and recognized $662 and $783, respectively, of net realized gains.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4.	Investments

Investments as of March 31, 2016 and September 30, 2015 consisted of the following:

	As of March 31, 2016			As of September 30, 2015
		Amortized	Fair		Amortized	Fair
	Par	Cost	Value	Par	Cost	Value
Senior secured	$180,933	$178,830	$179,513	$199,573	$197,189	$197,329
One stop	1,229,133	1,212,983	1,210,690	1,153,450	1,137,654	1,134,222
Second lien	39,924	39,523	38,909	39,924	39,464	39,774
Subordinated debt	1,707	1,707	1,911	1,707	1,707	1,715
Subordinated notes in SLF (1)	86,182	86,182	85,321	76,563	76,563	76,563
LLC equity interests in SLF (1)	N/A	34,043	31,698	N/A	23,222	22,373
Equity	N/A	48,172	63,660	N/A	41,515	57,808
Total	$1,537,879	$1,601,440	$1,611,702	$1,471,217	$1,517,314	$1,529,784

(1) SLF's proceeds from the subordinated notes and LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of March 31, 2016		As of September 30, 2015
Amortized Cost:
United States
Mid-Atlantic	$413,767	25.8%	$400,538	26.4%
Midwest	304,974	19.0	288,923	19.0
West	260,681	16.3	245,455	16.2
Southeast	412,263	25.7	376,243	24.8
Southwest	108,195	6.8	92,714	6.1
Northeast	99,924	6.3	113,441	7.5
Canada	1,636	0.1	-	-
Total	$1,601,440	100.0%	$1,517,314	100.0%

Fair Value:
United States
Mid-Atlantic	$408,067	25.3%	$395,779	25.9%
Midwest	312,994	19.4	292,826	19.1
West	259,376	16.1	250,264	16.4
Southeast	410,341	25.5	376,653	24.6
Southwest	111,511	6.9	95,524	6.2
Northeast	107,761	6.7	118,738	7.8
Canada	1,652	0.1	-	-
Total	$1,611,702	100.0%	$1,529,784	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value were as follows:

	As of March 31, 2016		As of September 30, 2015
Amortized Cost:
Aerospace and Defense	$89,007	5.5%	$87,245	5.7%
Automobile	21,772	1.4	15,451	1.0
Banking	17,253	1.1	17,059	1.1
Beverage, Food and Tobacco	125,854	7.9	133,352	8.8
Broadcasting and Entertainment	1,478	0.1	1,485	0.1
Buildings and Real Estate	30,007	1.9	31,039	2.0
Cargo Transport	4,850	0.3	-	-
Chemicals, Plastics and Rubber	72	- *	6,166	0.4
Containers, Packaging and Glass	19,465	1.2	31,429	2.1
Diversified Conglomerate Manufacturing	66,781	4.2	66,939	4.4
Diversified Conglomerate Service	249,823	15.6	209,454	13.8
Electronics	140,925	8.8	134,487	8.9
Finance	-	-	10,056	0.7
Grocery	17,720	1.1	21,670	1.4
Healthcare, Education and Childcare	271,475	17.0	227,871	15.0
Home and Office Furnishings, Housewares and Durable Consumer	31,007	1.9	25,102	1.7
Hotels, Motels, Inns, and Gaming	812	0.1	-	-
Insurance	32,145	2.0	31,407	2.1
Investment Funds and Vehicles	120,225	7.5	99,785	6.6
Leisure, Amusement, Motion Pictures and Entertainment	51,451	3.2	60,696	4.0
Mining, Steel, Iron and Non-Precious Metals	4,690	0.3	4,968	0.3
Oil and Gas	1,199	0.1	1,241	0.1
Personal and Non-Durable Consumer Products	40,712	2.5	35,021	2.3
Personal, Food and Miscellaneous Services	55,255	3.4	49,873	3.3
Printing and Publishing	35,113	2.2	32,791	2.2
Retail Stores	150,721	9.4	170,100	11.2
Telecommunications	2,292	0.1	2,315	0.2
Textiles and Leather	8,385	0.5	5,195	0.3
Utilities	10,951	0.7	5,117	0.3
Total	$1,601,440	100.0%	$1,517,314	100.0%

	As of March 31, 2016		As of September 30, 2015
Fair Value:
Aerospace and Defense	$84,952	5.3%	$84,370	5.5%
Automobile	21,930	1.4	15,627	1.0
Banking	17,353	1.1	17,177	1.1
Beverage, Food and Tobacco	128,702	8.0	135,937	8.9
Broadcasting and Entertainment	1,485	0.1	1,496	0.1
Buildings and Real Estate	30,309	1.9	31,277	2.0
Cargo Transport	4,850	0.3	-	-
Chemicals, Plastics and Rubber	96	- *	6,241	0.4
Containers, Packaging and Glass	24,170	1.5	32,553	2.1
Diversified Conglomerate Manufacturing	66,888	4.1	67,337	4.4
Diversified Conglomerate Service	252,874	15.7	212,411	13.9
Electronics	141,732	8.8	136,161	8.9
Finance	-	-	10,290	0.7
Grocery	18,423	1.1	21,843	1.4
Healthcare, Education and Childcare	270,375	16.8	228,136	14.9
Home and Office Furnishings, Housewares and Durable Consumer	31,509	2.0	23,750	1.6
Hotels, Motels, Inns, and Gaming	827	0.1	-	-
Insurance	32,778	2.0	31,694	2.1
Investment Funds and Vehicles	117,019	7.3	98,936	6.5
Leisure, Amusement, Motion Pictures and Entertainment	46,747	2.9	59,032	3.9
Mining, Steel, Iron and Non-Precious Metals	4,033	0.2	4,999	0.3
Oil and Gas	1,215	0.1	1,256	0.1
Personal and Non-Durable Consumer Products	41,079	2.5	36,119	2.4
Personal, Food and Miscellaneous Services	56,132	3.5	50,629	3.3
Printing and Publishing	35,660	2.2	33,019	2.2
Retail Stores	158,685	9.8	176,633	11.5
Telecommunications	2,217	0.1	2,294	0.1
Textiles and Leather	8,469	0.5	5,271	0.3
Utilities	11,193	0.7	5,296	0.4
Total	$1,611,702	100.0%	$1,529,784	100.0%

*Represents an amount less than 0.1%

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

SLF is capitalized with subordinated notes and LLC equity interest subscriptions from its members. As of March 31, 2016, the Company and RGA owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests. SLF’s profits and losses are allocated to the Company and RGA in accordance with their 87.5% and 12.5%, respectively, ownership interests. Additionally, SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”), which as of March 31, 2016 allowed SLF II to borrow up to $300,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

As of March 31, 2016 and September 30, 2015, SLF had the following commitments from its members:

	As of March 31, 2016		As of September 30, 2015
	Committed	Funded	Committed	Funded
Subordinated note commitments (1)	$160,000	$98,494	$160,000	$87,500
LLC equity commitments (1)	40,000	38,906	40,000	26,540
Total	$200,000	$137,400	$200,000	$114,040

(1) Commitments presented are combined for the Company and RGA.

As of March 31, 2016 and September 30, 2015, SLF had total assets at fair value of $383,873 and $323,395, respectively. As of March 31, 2016 and September 30, 2015, SLF did not have any investments on non-accrual status. The portfolio companies in SLF are in industries similar to those in which the Company may invest directly. Additionally, as of March 31, 2016 and September 30, 2015, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $28,029 and $30,840, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of March 31, 2016 and September 30, 2015:

	As of March 31, 2016	As of September 30, 2015
Senior secured loans (1)	$367,302	$320,583
Weighted average current interest rate on senior secured loans (2)	5.9%	5.8%
Number of borrowers in SLF	63	62
Largest portfolio company investment (1)	$13,122	$12,734
Total of five largest portfolio company investments (1)	$62,117	$59,917

(1)	At principal/par amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal/par amount.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Loan Portfolio as of March 31, 2016
				Current
			Maturity	Interest		Principal/Par	Fair
Portfolio Company	Business Description	Security Type	Date	Rate (1)		Amount	Value (2)
5.11, Inc. (3)	Textiles and Leather	Senior loan	02/2020	6.0%		$3,146	$3,146
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,955	1,866
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		6,805	6,737
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		466	461
Advanced Pain Management Holdings, Inc. (4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A	(5)	-	(12)
AG Kings Holdings Inc.	Grocery	Senior loan	04/2020	6.5		6,175	6,175
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		5,110	5,110
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0		4,938	4,809
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8		4,000	4,000
Arise Virtual Solutions, Inc. (3)	Telecommunications	Senior loan	12/2018	7.3		11,499	10,809
Arise Virtual Solutions, Inc. (3) (4)	Telecommunications	Senior loan	12/2018	N/A	(5)	-	(34)
Atkins Nutritionals, Inc (3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		5,664	5,664
Atrium Innovations	Personal and Non Durable Consumer Products	Senior loan	02/2021	4.3		3,503	3,161
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,886	1,586
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5		10,721	10,721
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8		4,972	4,972
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	12/2021	5.8		7,670	7,670
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5		4,859	4,822
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	5.8		8,721	8,721
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	5.8		4,395	4,395
CPI Buyer, LLC (Cole-Parmer) (3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,925	5,680
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		5,940	5,894
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0		10,199	9,077
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0		1,000	705
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5		4,591	4,362
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5		255	202
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2017	5.0		2,179	2,157
Express Oil Change, LLC (3)	Retail Stores	Senior loan	12/2017	6.0		3,573	3,573
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	6.0		1,336	1,336
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	6.0		101	101
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	7.5		50	50
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	02/2020	7.3		5,193	5,184
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,940	3,587
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3		6,121	6,121
Hygenic Corporation, The (3)	Personal and Non Durable Consumer Products	Senior loan	10/2020	6.0		4,493	4,493
Integrated Supply Network, LLC (3)	Automobile	Senior loan	02/2020	6.3		11,940	11,940
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.0		2,360	2,360
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.0		66	66
Joerns Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	05/2020	6.0		9,647	9,563
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		6,870	6,870
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		733	733
Julio & Sons Company (UJ Merger)	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		598	598
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3		3,845	3,768
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3		182	178
K&N Engineering, Inc. (3) (4)	Automobile	Senior loan	07/2019	N/A	(5)	-	(4)
Mediaocean LLC (3)	Diversified/Conglomerate Service	Senior loan	08/2022	5.8		2,985	2,985
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2020	4.9		5	5
Netsmart Technologies, Inc. (3)	Diversified/Conglomerate Service	Senior loan	02/2019	6.3		10,395	10,395
Netsmart Technologies, Inc. (3)	Diversified/Conglomerate Service	Senior loan	02/2019	7.8		709	709
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.5		3,888	3,888
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.5		425	425
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	7.5		276	276
Packaging Coordinators, Inc.(AndersonBrecon) (3)	Containers, Packaging and Glass	Senior loan	08/2021	5.3		11,939	11,830
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.5		2,027	1,865
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.7		259	202
Pasternack Enterprises, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	12/2017	6.3		1,044	1,044
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,965	999
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		1,510	1,510
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		5,925	5,925
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		1,226	1,226
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2019	5.8		68	68

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Loan Portfolio as of March 31, 2016 (continued)
				Current
			Maturity	Interest	Principal/Par	Fair
Portfolio Company	Business Description	Security Type	Date	Rate (1)	Amount	Value (2)
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	6.3	12,000	12,000
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0	13,092	13,092
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0	30	30
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5	11,921	11,921
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	6.8	8,396	8,396
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.0	597	597
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0	6,192	6,130
Reliant Pro ReHab, LLC (3)	Healthcare, Education and Childcare	Senior loan	06/2017	6.0	4,171	4,171
Renaissance Pharma (U.S.) Holdings Inc. (3)	Healthcare, Education and Childcare	Senior loan	05/2018	5.0	3,675	3,675
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.5	67	67
RSC Acquisition, Inc.	Insurance	Senior loan	11/2022	6.3	3,444	3,444
RSC Acquisition, Inc.	Insurance	Senior loan	11/2022	6.3	306	306
Rubio's Restaurants, Inc (3)	Retail Stores	Senior loan	11/2018	6.0	5,070	5,019
Rug Doctor LLC	Personal and Non Durable Consumer Products	Senior loan	06/2018	6.3	8,807	8,807
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.5	2,901	2,901
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	6.0	3,915	3,804
SEI, Inc.	Electronics	Senior loan	07/2021	5.8	8,755	8,755
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0	7,621	7,621
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	5.9	4,906	4,879
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	956	956
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	75	75
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	5,930	5,930
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	499	499
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior loan	10/2019	5.0	2,402	2,402
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0	2,970	2,970
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	4,639	4,630
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	5.5	4,522	4,522
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,939	2,344
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	3,824	3,824
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2018	6.8	187	183
					$367,302	$360,900

(1)	Represents the weighted average annual current interest rate as of March 31, 2016. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.
(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.
(4)	The negative fair value is the result of the unfunded commitment being valued below par.
(5)	The entire commitment was unfunded at March 31, 2016. As such, no interest is being earned on this investment.

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

The Company has committed to fund $140,000 of subordinated notes and $35,000 of LLC equity interest subscriptions to SLF. The amortized cost and fair value of the subordinated notes held by the Company was $86,182 and $85,321, respectively, as of March 31, 2016, and $76,563 and $76,563, respectively, as of September 30, 2015. As of March 31, 2016, the subordinated notes pay a weighted average interest rate of three-month London Interbank Offered Rate (“LIBOR”) plus 8.0%. For the three and six months ended March 31, 2016, the Company earned interest income on the subordinated notes of $1,767 and $3,393, respectively. For the three and six months ended March 31, 2015, the Company earned interest income on the subordinated notes of $652 and $1,202, respectively.

As of March 31, 2016 and September 30, 2015, $34,043 and $23,222 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed. For the three and six months ended March 31, 2016, the Company received $1,127 and $1,903 in dividend income from the SLF LLC equity interests, respectively. For the three and six months ended March 31, 2015, the Company received $314 and $314 in dividend income from the SLF LLC equity interests, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

See below for certain summarized financial information for SLF as of March 31, 2016 and September 30, 2015 and for the three and six months ended March 31, 2016 and 2015:

	As of March 31, 2016	As of September 30, 2015
	(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$360,900	$317,623
Cash and other assets	7,336	5,772
Receivable from investments sold	15,637	-
Total assets	$383,873	$323,395

Senior credit facility	$246,400	$212,300
Unamortized debt issuance costs (1)	(1,719)	(2,464)
Payable for open trades	4,822	-
Other liabilities	634	489
Total liabilities	250,137	210,325
Subordinated notes and members' equity	133,736	113,070
Total liabilities and members' equity	$383,873	$323,395

(1)	On October 1, 2015, SLF adopted ASU 2015-03 which requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability rather than as an asset. Adoption of ASU 2015-03 requires the changes to be applied retrospectively.

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Selected Statement of Operations Information:
Interest income	$5,649	$2,041	$11,004	$3,641
Fee income	22	2	22	4
Total investment income	5,671	2,043	11,026	3,645

Interest expense	4,040	1,408	7,759	2,516
Administrative service fee	115	49	200	96
Other expenses	40	23	75	48
Total expenses	4,195	1,480	8,034	2,660
Net investment income	1,476	563	2,992	985

Net realized gains (losses) on investments	(430)	-	(430)	-
Net change in unrealized appreciation (depreciation)
on investments, subordinated notes and secured borrowings	1,405	80	(2,096)	(372)
Net increase (decrease) in net assets	$2,451	$643	$466	$613

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5.	Transactions with Affiliated Companies

An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. A controlled affiliate is generally a portfolio company in which the Company owns more than 25% of the portfolio company’s outstanding voting securities. Transactions related to our investments with both controlled and non-controlled affiliates for the six months ended March 31, 2016 and 2015 were as follows:

	For the six months ended March 31, 2016
Portfolio	Fair value at	Purchases (1)	Redemptions	Sales	Transfer in (out)	Discount	Net unrealized	Fair value at	Net realized	Interest and	Dividend
Company	September 30, 2015	(cost)	(cost)	(cost)	(cost)	accretion	gains / (losses)	March 31, 2016	gains / (losses)	fee income	income
Controlled Affiliates
Senior Loan Fund LLC *	$98,936	$20,440	$-	$-	$-	$-	$(2,357)	$117,019	$-	$3,393	$1,903
Non-Controlled Affiliates
Barcelona Restaurants, LLC (2)	5,523	-	(1,995)	-	(4,871)	-	1,343	-	2,722	-	-
Competitor Group, Inc. (3)	-	9	-	-	13,743	-	(4,142)	9,610	-	21	-
Total Controlled and
Non-Controlled Affiliates	$104,459	$20,449	$(1,995)	$-	$8,872	$-	$(5,156)	$126,629	$2,722	$3,414	$1,903

*	Together with RGA, the Company co-invests through SLF. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owns more than 25% of the voting securities of SLF, the Company does not believe that it has control over SLF for purposes of the 1940 Act or otherwise.

(1)	Purchases at cost includes amounts related to PIK capitalized and added to the principal balance of the respective loans.
(2)	During the three months ended December 31, 2015, a portion of the Company's investment was sold diluting the Company's ownership to less than five percent of the portfolio company's voting securities. Effective as of and for the periods subsequent to December 31, 2015, the Company no longer classified the portfolio company as a non-controlled affiliate company.
(3)	During the three months ended March 31, 2016, the company's ownership increased to over five percent of the portfolio company's voting securities as a result of a partial debt to equity conversion.

	For the six months ended March 31, 2015
Portfolio	Fair value at	Purchases	Redemptions	Sales	Transfer in (out)	Discount	Net unrealized	Fair value at	Net realized	Interest and	Dividend
Company	September 30, 2014	(cost)	(cost)	(cost)	(cost)	accretion	gains / (losses)	March 31, 2015	gains / (losses)	fee income	income
Controlled Affiliates
Senior Loan Fund LLC *	$34,831	$21,962	$-	$-	$-	$-	$222	$57,015	$-	$1,202	$314
Non-Controlled Affiliates
Barcelona Restaurants, LLC	3,080	-	-	-	-	-	671	3,751	-	-	-
Total Controlled and
Non-Controlled Affiliates	$37,911	$21,962	$-	$-	$-	$-	$893	$60,766	$-	$1,202	$314

*	Together with RGA, the Company co-invests through SLF. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owns more than 25% of the voting securities of SLF (even though these "voting securities" do not afford the Company the right to elect directors of SLF or any other special rights), the Company does not believe that it has control over SLF for purposes of the 1940 Act or otherwise.

(1)	Purchases at cost includes amounts related to PIK capitalized and added to the principal balance of the respective loans.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6.	Fair Value Measurements

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2016 and 2015. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2016 and September 30, 2015, with the exception of money market funds included in cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs of the fair value hierarchy.

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

All secured borrowings as of March 31, 2016 and September 30, 2015 were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

The following tables present fair value measurements of the Company’s investments and secured borrowings and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2016 and September 30, 2015:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of March 31, 2016:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$1,516,344	$1,516,344
Equity investments(1)	-	-	63,660	63,660
Money market funds (1)(2)	24,212	-	-	24,212
Investment measured at NAV (3)(4)	-	-	-	31,698
Total assets:	$24,212	$-	$1,580,004	$1,635,914
Secured borrowings:	$-	$-	$334	$334

As of September 30, 2015:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$1,449,603	$1,449,603
Equity investments(1)	-	-	57,808	57,808
Money market funds (1)(2)	77,346	-	-	77,346
Investment measured at NAV (3)(4)	-	-	-	22,373
Total assets:	$77,346	$-	$1,507,411	$1,607,130
Secured borrowings:	$-	$-	$355	$355

(1)	Refer to the consolidated schedules of investments for further details.
(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated statements of financial condition.
(3)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of financial condition.
(4)	Represents the Company's investment in LLC equity interests in SLF. The fair value of this investment has been estimated using the NAV of the Company's ownership interest in members' capital.

The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2016 and 2015 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held as of March 31, 2016 was ($6,884) and $494, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2015 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held as of March 31, 2015 was $3,720 and $3,853, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the six months ended March 31, 2016 and 2015:

	For the six months ended March 31, 2016
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings

Fair value, beginning of period	$1,449,603	$57,808	$1,507,411	$355

Net change in unrealized appreciation (depreciation) on investments	96	(808)	(712)	-
Net realized gain (loss) on investments	(505)	5,661	5,156	-
Proceeds from (funding of) revolving loans, net	4,681	-	4,681	-
Fundings of investments	298,434	9,001	307,435	-
PIK interest	316	-	316	-
Proceeds from principal payments and sales of portfolio investments	(239,967)	(8,002)	(247,969)	-
Repayments on secured borrowings	-	-	-	(21)
Accretion of discounts and amortization of premiums	3,686	-	3,686	-
Fair value, end of period	$1,516,344	$63,660	$1,580,004	$334

	For the six months ended March 31, 2015
	Debt Investments	Equity Investments(1)	Total Investments(1)	Secured Borrowings

Fair value, beginning of period	$1,292,851	$45,519	$1,338,370	$389

Net change in unrealized appreciation (depreciation) on investments	(1,834)	84	(1,750)	-
Net change in unrealized appreciation (depreciation) on secured borrowings	-	-	-	(1)
Net realized gain (loss) on investments	611	5,638	6,249	-
Proceeds from (funding of) revolving loans, net	4,261	-	4,261	-
Fundings of investments	280,189	4,151	284,340	-
PIK interest	584	-	584	-
Proceeds from principal payments and sales of portfolio investments	(220,460)	(7,479)	(227,939)	-
Proceeds from secured borrowings	-	-	-	-
Repayments on secured borrowings	-	-	-	(17)
Accretion of discounts and amortization of premiums	3,490	-	3,490	1
Fair value, end of period	$1,359,692	$47,913	$1,407,605	$372

(1)	The changes in Level 3 equity investments presented for the six months ended March 31, 2015 have been restated to exclude certain investments that are measured at fair value using the NAV in accordance with the retrospective application of the Company’s adoption of ASU 2015-07.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments and secured borrowings as of March 31, 2016 and September 30, 2015.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)(2)	$155,367	Market rate approach	Market interest rate	4.0% - 41.8% (6.8%)
		Market comparable companies	EBITDA multiples	4.0x - 17.5x (11.1x)
	24,146	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated Notes of SLF	$85,321	Discounted cash flow	Discount rate	9.4%
		analysis
One stop loans (1)(2)(3)	$1,203,136	Market rate approach	Market interest rate	5.5% - 21.3% (7.7%)
		Market comparable companies	EBITDA multiples (5)	4.0x - 20.0x (11.1x)
			Revenue multiples (5)	2.0x - 4.3x (3.7x)
	3,272	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated and second lien loans (1)	$31,370	Market rate approach	Market interest rate	9.0% - 14.8% (10.8%)
		Market comparable companies	EBITDA multiples	6.5x - 12.0x (10.3x)
	9,450	Market comparable	Broker/dealer bids or quotes	N/A
Equity securities (4)	$63,660	Market comparable companies	EBITDA multiples (5)	4.0x - 20.0x (10.4x)
			Revenue multiples (5)	2.0x - 4.0x (3.3x)
Liabilities:
Secured borrowings (6)	$334	Market rate approach	Market interest rate	6.0%
		Market comparable companies	EBITDA multiples	16.0x

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of March 31, 2016 was determined using the market rate approach.
(2)	Excludes $4,282 of non-accrual loans at fair value, which the Company valued on a liquidation basis.
(3)	The Company valued $1,098,117 and $105,019 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(4)	Excludes $31,698 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.
(5)	The Company valued $60,344 and $3,316 of equity investments using EBITDA and revenue multiples, respectively.
(6)	The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of March 31, 2016 was determined using the market rate approach.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)(2)	$153,205	Market rate approach	Market interest rate	4.0% - 25.3% (6.5%)
		Market comparable companies	EBITDA multiples	4.0x - 17.5x (11.7x)
Subordinated Notes of SLF	$76,563	Discounted cash flow	Discount rate	8.2%
		analysis
One stop loans (1)(3)(4)	$1,085,189	Market rate approach	Market interest rate	5.0% - 24.0% (7.8%)
		Market comparable companies	EBITDA multiples (5)	4.5x - 40.0x (10.9x)
			Revenue multiples (5)	2.1x - 5.0x (3.6x)
Subordinated and second lien loans (1)(6)	$20,444	Market rate approach	Market interest rate	9.0% - 14.6% (9.5%)
		Market comparable companies	EBITDA multiples	7.5x - 16.0x (12.5x)
Equity securities (7)	$57,808	Market comparable companies	EBITDA multiples (8)	4.0x - 40.0x (10.9x)
			Revenue multiples (8)	2.1x - 5.0x (3.0x)
Liabilities:
Secured borrowings (9)	$355	Market rate approach	Market interest rate	6.0%
		Market comparable companies	EBITDA multiples	30.0x

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2015 was determined using the market rate approach.
(2)	Excludes $44,124 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(3)	Excludes $42,546 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(4)	Excludes $6,487 of non-accrual loans at fair value, which the Company valued on a liquidation basis.
(5)	The Company valued $996,998 and $88,191 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(6)	Excludes $21,045 of loans at fair value, which the Company valued using indicative bid and ask prices provided by an independent third party pricing service.
(7)	Excludes $22,373 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.
(8)	The Company valued $54,965 and $2,843 of equity investments using EBITDA and revenue multiples, respectively.
(9)	The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2015 was determined using the market rate approach.

The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity investments and secured borrowings are EBITDA multiples, revenue multiples and market interest rates. The Company uses EBITDA multiples and, to a lesser extent revenue multiples, on its debt and equity investments and secured borrowings to determine any credit gains or losses. Increases or decreases in either of these inputs in isolation may result in a significantly lower or higher fair value measurement. The Company uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield is significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan may be lower.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of March 31, 2016 and September 30, 2015. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of March 31, 2016		As of September 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$840,050	$835,569	$813,250	$815,087

Note 7.	Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of March 31, 2016, the Company’s asset coverage for borrowed amounts was 233.5% (excluding the SBA debentures).

Debt Securitizations: On July 16, 2010, the Company completed a $300,000 term debt securitization, which was subsequently increased to $350,000 (as amended, “2010 Debt Securitization”). The notes (“2010 Notes”) offered in the 2010 Debt Securitization were issued by the 2010 Issuer, a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A 2010 Notes and Class B 2010 Notes are secured by the assets held by the 2010 Issuer. The 2010 Debt Securitization consists of $203,000 of Aaa/AAA Class A 2010 Notes, $12,000 face amount of Class B 2010 Notes and $135,000 face amount of Subordinated 2010 Notes that do not bear interest. The Class A 2010 Notes and Class B 2010 Notes are included in the March 31, 2016 and September 30, 2015 consolidated statements of financial condition as debt of the Company. As of March 31, 2016 and September 30, 2015, the Subordinated 2010 Notes were eliminated in consolidation.

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

As of March 31, 2016 and September 30, 2015, there were 84 and 78 portfolio companies with a total fair value of $344,681 and $310,622, respectively, securing the 2010 Notes. The pool of loans in the 2010 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the 2010 Debt Securitization is based on three-month LIBOR, which as of March 31, 2016 was 0.6%. For the three and six months ended March 31, 2016 and 2015, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2016	2015	2016	2015
Stated interest expense	$1,270	$1,090	$2,417	$2,193
Amortization of debt issuance costs	77	223	330	451
Total interest and other debt financing expenses	$1,347	$1,313	$2,747	$2,644
Cash paid for interest expense	$1,151	$1,103	$2,285	$2,196
Annualized average stated interest rate	2.4%	2.1%	2.2%	2.0%
Average outstanding balance	$215,000	$215,000	$215,000	$215,000

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A and B 2010 Notes are as follows:

Description	Class A 2010 Notes	Class B 2010 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$203,000	$12,000
Moody's Rating	"Aaa"	"Aa"
S&P Rating	"AAA"	"AA"
Interest Rate	LIBOR + 1.74%	LIBOR + 2.40%
Stated Maturity	July 20, 2023	July 20, 2023

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversifed portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization consists of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. The Company retained all of the Class C 2014 Notes and LLC equity interests totaling $37,500 and $119,069, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the March 31, 2016 and September 30, 2015 consolidated statements of financial condition as debt of the Company. As of March 31, 2016 and September 30, 2015, the Class C 2014 Notes and LLC equity interests were eliminated in consolidation.

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

As of March 31, 2016 and September 30, 2015, there were 79 and 71 portfolio companies with a total fair value of $398,011 and $382,077, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR, which as of March 31, 2016 was 0.6%. For the three and six months ended March 31, 2016 and 2015, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2016	2015	2016	2015
Stated interest expense	$1,500	$1,281	$2,857	$2,571
Amortization of debt issuance costs	159	158	320	318
Total interest and other debt financing expenses	$1,659	$1,439	$3,177	$2,889
Cash paid for interest expense	$1,352	$1,285	$2,675	$3,296
Annualized average stated interest rate	2.5%	2.1%	2.3%	2.1%
Average outstanding balance	$246,000	$246,000	$246,000	$246,000

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1, A-2 and B 2014 Notes are as follows:

Description	Class A-1 2014 Notes	Class A-2 2014 Notes	Class B 2014 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$191,000	$20,000	$35,000
Moody's Rating	"Aaa"	"Aaa"	"Aa2"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 1.75%	LIBOR + 1.95%	LIBOR + 2.50%
Stated Maturity	April 25, 2026	April 25, 2026	April 25, 2026

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350,000 and the maximum amount that a single SBIC licensee may issue is $150,000. On February 11, 2016, the SBA approved SBIC V’s application for an additional $75,000 of debenture commitments bringing SBIC V’s total debenture commitments up to $150,000. As of March 31, 2016, SBIC IV and SBIC V, our consolidated SBIC subsidiaries, had $150,000 and $81,500, respectively, of outstanding SBA-guaranteed debentures, respectively that mature between March 2021 and September 2026, leaving incremental borrowing capacity of $68,500 for SBIC V under present SBIC regulations. As of September 30, 2015, SBIC IV and SBIC V had $150,000 and $75,000 of outstanding SBA-guaranteed debentures, respectively that mature between March 2021 and September 2025.

The interest rate on $225,000 of outstanding debentures as of March 31, 2016 is fixed at an average annualized interest rate of 3.7%. The annualized interim financing rate on the remaining $6,500 of outstanding debentures was 1.9% as March 31, 2016. For the three and six months ended March 31, 2016 and 2015, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2016	2015	2016	2015
Stated interest expense	$2,062	$1,892	$4,144	$3,827
Amortization of debt issuance costs	444	476	931	964
Total interest and other debt financing expenses	$2,506	$2,368	$5,075	$4,791
Cash paid for interest expense	$4,083	$3,791	$4,083	$3,791
Annualized average stated interest rate	3.7%	3.7%	3.7%	3.7%
Average outstanding balance	$225,747	$208,750	$225,372	$208,750

Revolving Credit Facility: On July 21, 2011, Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which as of March 31, 2016 allowed Funding to borrow up to $200,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

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

On March 1, 2016 the Credit Facility was amended to, among other things, make certain amendments to the computation of the borrowing base restrictions in the Credit Facility. Our maximum borrowing capacity under the Credit Facility, the expiration of the reinvestment period and the stated maturity date of the Credit Facility did not change in connection with this amendment.

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

As of March 31, 2016 and September 30, 2015, the Company had outstanding debt under the Credit Facility of $147,550 and $127,250, respectively. For the three and six months ended March 31, 2016, the Company had borrowings on the Credit Facility of $98,700 and $155,250 and repayments on the Credit Facility of $74,200 and $134,950, respectively. For the three and six months ended March 31, 2015, the Company had borrowings on the Credit Facility of $76,550 and $110,100 and repayments on the Credit Facility of $36,750 and $52,800, respectively.

For the three and six months ended March 31, 2016 and 2015, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2016	2015	2016	2015
Stated interest expense	$910	$366	$1,676	$508
Facility fees	86	287	210	449
Amortization of debt issuance costs	321	183	635	332
Total interest and other debt financing expenses	$1,317	$836	$2,521	$1,289
Cash paid for interest expense and facility fees	$978	$580	$1,847	$850
Annualized average stated interest rate	2.7%	2.5%	2.6%	2.5%
Average outstanding balance	$134,273	$60,461	$126,991	$41,554

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2016 and 2015, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2016	2015	2016	2015
Stated interest expense	$-	$-	$-	$-
Facility fees	-	9	2	19
Amortization of debt issuance costs	-	48	34	70
Total interest and other debt financing expenses	$-	$57	$36	$89
Cash paid for interest expense and facility fees	$-	$9	$2	$19
Annualized average stated interest rate	N/A	N/A	N/A	N/A
Average outstanding balance	$-	$-	$-	$-

The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility and Revolver) for the three and six months ended March 31, 2016 was $821,020 and $813,363, respectively. The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility and Revolver) for the three and six months ended March 31, 2015 was $730,211 and $711,304, respectively.

For the three and six months ended March 31, 2016, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.3% and 3.3%, respectively. For the three and six months ended March 31, 2015, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.3% and 3.3%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2016 is as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

2010 Debt Securitization	$215,000	$-	$-	$-	$215,000
2014 Debt Securitization	246,000	-	-	-	246,000
SBA debentures	231,500	-	-	20,000	211,500
Credit Facility	147,550	-	-	147,550	-
Total borrowings	$840,050	$-	$-	$167,550	$672,500

Secured Borrowings: Certain partial loan sales do not qualify for sale accounting under ASC Topic 860 because these sales do not meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the consolidated statements of financial condition and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statements of financial condition. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the consolidated statements of operations.

As of March 31, 2015 and September 30, 2015, the Company recognized secured borrowings at fair value of $334 and $355, respectively, and the fair values of the loans that are associated with these secured borrowings was

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

$1,215 and $1,256, respectively. These secured borrowings were the result of the Company’s completion of partial sales of one stop loans associated with one portfolio company that did not meet the definition of a “participating interest”. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings.

During the three and six months ended March 31, 2016, there were no partial loan sales, no fundings on revolving and delayed draw secured borrowings and repayments on secured borrowings totaled $12 and $21. During the three and six months ended March 31, 2015, there were no partial loan sales, no fundings on revolving and delayed draw secured borrowings and repayments on secured borrowings totaled $9 and $17, respectively.

For the three and six months ended March 31, 2016, the effective annualized average interest rate on secured borrowings, which includes amortization of original issuance costs, was 4.6% and 4.6%, interest expense was $4 and $8 and amortization of original issue discount were an amount less than $1 for each respective period. For the three and six months ended March 31, 2015, the effective annualized average interest rate on secured borrowings, which includes amortization of original issuance costs, was 4.5% and 4.5%, interest expense was $4 and $8 and amortization of original issue discount was $1 and an amount less than $1, respectively.

Note 8.	Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $107,107 and $121,545 under various undrawn revolvers and other credit facilities as of March 31, 2016 and September 30, 2015, respectively. As described in Note 4, the Company had commitments of up to $54,775 and $75,215 to SLF as of March 31, 2016 and September 30, 2015, respectively that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the consolidated statements of financial condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of March 31, 2016 and September 30, 2015. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 9.	Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data(1):	2016	2015
Net asset value at beginning of period	$15.80	$15.55
Net increase in net assets as a result of issuance of shares (2)	0.01	-
Net investment income	0.62	0.60
Net realized gain (loss) on investments	0.10	0.13
Net change in unrealized appreciation (depreciation) on investments	(0.04)	(0.03)
Dividends and distributions declared
From net investment income	(0.64)	(0.64)
Net asset value at end of period	$16.49	$16.25

Per share market value at end of period	$17.31	$17.55
Total return based on market value(3)	12.66%	14.04%
Shares outstanding at end of period	51,511,221	47,225,212
________________________________________________
Listed below are supplemental data and ratios to the financial highlights:

Ratio of expenses (without incentive fees) to average net assets *	6.66%	6.63%
Ratio of incentive fees to average net assets	0.24%	0.45%
Ratio of total expenses to average net assets *	7.14%	7.54%
Ratio of net investment income to average net assets *	7.83%	7.71%
Total return based on average net asset value *	8.56%	8.99%

Net assets at end of period	$816,250	$737,392
Average debt outstanding	$813,363	$711,304
Average debt outstanding per share	$15.79	$15.06
Asset coverage ratio (4)	233.52%	234.55%
Portfolio turnover *	31.77%	32.83%

*	Annualized for a period less than one year.
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Net increase in net assets as a result of issuance of shares for the six months ended March 31, 2016 is related to shares issued through the DRIP.
(3)	Total return based on market value assumes dividends are reinvested.
(4)	In accordance with the 1940 Act, with certain limited exceptions (including the Company's exemptive relief related to SBA debentures), the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10.	Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2016 and 2015:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Earnings available to stockholders	$14,177	$17,861	$34,816	$33,033
Basic and diluted weighted average shares outstanding	51,382,676	47,174,501	51,342,514	47,147,555
Basic and diluted earnings per share	$0.28	$0.38	$0.68	$0.70

Note 11.	Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during three and six months ended March 31, 2016 and 2015:

			Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

Six months ended March 31, 2016
02/02/2016	03/07/2016	03/30/2016	$0.32	$14,287	131,434	$2,155
11/17/2015	12/11/2015	12/29/2015	$0.32	$15,149	79,594	$1,267

Six months ended March 31, 2015
02/03/2015	03/20/2015	03/27/2015	$0.32	$14,187	53,694	$908
11/17/2014	12/18/2014	12/29/2014	$0.32	$14,193	52,020	$885

Note 12.	Subsequent Events

On May 3, 2016, the Company’s Board declared a quarterly dividend of $0.32 per share payable on June 29, 2016 to holders of record as of June 6, 2016.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $15.0 billion in capital under management as of March 31, 2016, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, which was most recently reapproved by our board of directors in May 2016, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of March 31, 2016 and September 30, 2015, our portfolio at fair value was comprised of the following:

	As of March 31, 2016		As of September 30, 2015
	Investments	Percentage of	Investments	Percentage of
Investment	at Fair Value	Total	at Fair Value	Total
Type	(In thousands)	Investments	(In thousands)	Investments
Senior secured	$179,513	11.1%	$197,329	12.9%
One stop	1,210,690	75.1	1,134,222	74.1
Second lien	38,909	2.4	39,774	2.6
Subordinated debt	1,911	0.1	1,715	0.1
Subordinated notes in SLF (1)	85,321	5.3	76,563	5.0
LLC equity interests in SLF (1)	31,698	2.0	22,373	1.5
Equity	63,660	4.0	57,808	3.8
Total	$1,611,702	100.0%	$1,529,784	100.0%

(1)	Proceeds from the subordinated notes and limited liability company, or LLC, equity interests invested in Senior Loan Fund, LLC, or SLF, were utilized by SLF to invest in senior secured loans.

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2016 and September 30, 2015, one stop loans included $105.0 million and $88.2 million, respectively, of late stage lending loans at fair value.

As of March 31, 2016 and September 30, 2015, we had debt and equity investments in 176 and 164 portfolio companies, respectively, and investments in subordinated notes and LLC equity interests in SLF.

The weighted average annualized income yield and weighted average annualized investment income yield of our income producing debt investments, which represented nearly 100% of our debt investments, for the three and six months ended March 31, 2016 and 2015 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2016	2015	2016	2015
Weighted average annualized income yield (1)	7.6%	7.9%	7.6%	7.8%
Weighted average annualized investment income yield (2)	8.0%	8.4%	8.1%	8.3%

(1)	Represents income from interest, including subordordinated notes in SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.
(2)	Represents income from interest, including subordordinated notes in SLF, fees and amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.

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

Expenses: Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement and interest expense on our outstanding debt. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•	calculating our net asset value, or NAV (including the cost and expenses of any independent valuation firm);
•	fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments, which fees and expenses may include, among other items, due diligence reports, appraisal reports, any studies that may be commissioned by GC Advisors and travel and lodging expenses;
•	expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	administration fees and expenses, if any, payable under the Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);

•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments in portfolio companies, including costs associated with meeting financial sponsors;
•	transfer agent, dividend agent and custodial fees and expenses;
•	U.S. federal and state registration and franchise fees;
•	all costs of registration and listing our shares on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs associated with individual or group stockholders;
•	costs associated with compliance under the Sarbanes-Oxley Act of 2002, as amended;
•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or the Administrator in connection with administering our business.

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

Collateral management fees are paid directly by the 2010 Issuer and the 2014 Issuer to GC Advisors and offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2010 Issuer and 2014 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring and subsequent amendment of a $350.0 million term debt securitization, or the 2010 Debt Securitization, and the initial structuring of a $402.6 million term debt securitization, or the 2014 Debt Securitization. The 2010 Issuer and 2014 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2010 Debt Securitization and the 2014 Debt Securitization, or, collectively, the Debt Securitizations, as applicable.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

On May 3, 2016, our board of directors declared a quarterly distribution of $0.32 per share payable on June 29, 2016 to holders of record as of June 6, 2016.

Consolidated Results of Operations

Consolidated operating results for the three and six months ended March 31, 2016 and 2015 are as follows:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(In thousands)			(In thousands)

Interest income	$25,548	$25,017	$531	$51,224	$50,116	$1,108
Income from accretion of discounts and origination fees	1,795	1,820	(25)	3,686	3,490	196
Interest income from subordinated notes of SLF	1,767	652	1,115	3,393	1,202	2,191
Dividend income	1,178	377	801	2,185	395	1,790
Fee income	474	595	(121)	774	803	(29)

Total investment income	30,762	28,461	2,301	61,262	56,006	5,256

Total expenses	13,863	14,707	(844)	29,062	27,695	1,367

Net investment income - before excise tax	16,899	13,754	3,145	32,200	28,311	3,889

Excise tax	31	-	31	333	-	333

Net investment income - after excise tax	16,868	13,754	3,114	31,867	28,311	3,556

Net realized (losses) gains on investments	178	4,523	(4,345)	5,156	6,249	(1,093)
Net change in unrealized appreciation (depreciation) on investment, and secured borrowings	(2,869)	(416)	(2,453)	(2,207)	(1,527)	(680)

Net income	$14,177	$17,861	$(3,684)	$34,816	$33,033	$1,783

Average earning portfolio company investments, at fair value	$1,479,795	$1,354,214	$125,581	$1,453,117	$1,337,503	$115,614

Average debt outstanding (1)	$821,020	$730,211	$90,809	$813,363	$711,304	$102,059

(1)	For the three and six months ending March 31, 2016 and 2015 we have excluded $0.3 million and $0.4 million, respectively of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meetthe definition of a "participating interest", as defined in the guidance to Accounting Standards Codification, or ASC, Topic 860 - Transfers and Servicing, or ASC Topic 860.

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income increased from the three months ended March 31, 2015 to the three months ended March 31, 2016 by $2.3 million primarily as a result of an increase in interest income from subordinated notes of SLF of $1.1 million and an increase in dividend income of $0.8 million. The increase in dividend income was primarily a result of an increase of $0.8 million in dividend distributions received from our investment in SLF LLC equity interests.

Investment income increased from the six months ended March 31, 2015 to the six months ended March 31, 2016 by $5.3 million primarily as a result of an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $115.6 million, an increase in interest income earned on the subordinated notes in SLF of $2.2 million and an increase of $1.6 million in dividend distributions received from our investment in SLF LLC equity interests.

The annualized income yield by security type for the three and six months ended March 31, 2016 and 2015 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2016	2015	2016	2015
Senior secured	6.3%	6.3%	6.3%	6.3%
One stop	7.6%	8.1%	7.7%	8.1%
Second lien	9.6%	9.6%	9.6%	9.5%
Subordinated debt	5.0%	8.5%	5.1%	8.4%
Subordinated notes in SLF (1)	8.4%	8.3%	8.3%	8.3%

(1)	SLF's proceeds from the subordinated notes were utilized by SLF to fund senior secured loans.

Annualized income yields on one stop loans have declined for the three and six months ended March 31, 2016 compared to the three and six months ended March 31, 2015 primarily due to a continued general trend of interest rate compression on new investments. As of March 31, 2016, we have one remaining subordinated debt investment shown in the Consolidated Schedule of Investments.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(In thousands)			(In thousands)

Interest and other debt financing expenses	$5,832	$4,929	$903	$11,314	$9,576	$1,738
Amortization of debt issuance costs	1,001	1,088	(87)	2,250	2,135	115
Base management fee	5,405	4,855	550	10,719	9,677	1,042
Income Incentive Fee	720	1,220	(500)	1,127	2,152	(1,025)
Capital gain incentive fee accrued under GAAP	(540)	1,038	(1,578)	824	1,177	(353)
Professional fees	700	840	(140)	1,431	1,469	(38)
Administrative service fee	609	584	25	1,112	1,191	(79)
General and administrative expenses	136	153	(17)	285	318	(33)

Total expenses	$13,863	$14,707	$(844)	$29,062	$27,695	$1,367

Interest expense and debt facility fees increased by $0.9 million from the three months ended March 31, 2015 to the three months ended March 31, 2016 primarily due to an increase in the weighted average of outstanding borrowings from $730.2 million for the three months ended March 31, 2015 to $821.0 million for the three months ended March 31, 2016 and an increase in the average London Interbank Offered Rate, or LIBOR rate which is the index that determines the interest rate on our floating rate liabilities. The increase in our debt was primarily driven by an increase in our use of debt under the senior secured revolving credit facility, or the Credit Facility, entered into by Golub Capital BDC Funding LLC, or Funding, our wholly-owned subsidiary, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, to $147.6 million as of March 31, 2016 from an outstanding balance of $84.7 million as of March 31, 2015 as well as the increase in our use of debt under our Small Business Administration, or SBA, debentures through our small business investment companies, or SBICs, which had outstanding balances of $231.5 million as of March 31, 2016 and $208.8 million as of March 31, 2015.The effective annualized average interest rate on our outstanding debt remained stable at 3.3% for the three months ended March 31, 2016 and 2015.

Interest and other debt financing expenses increased by $1.7 million from the six months ended March 31, 2015 to the six months ended March 31, 2016 primarily due to an increase in the weighted average of outstanding borrowings from $711.4 million for the six months ended March 31, 2015 to $813.4 million for the six months ended March 31, 2016. The effective annualized average interest rate on our outstanding debt remained stable at 3.3% for the six months ended March 31, 2016 and 2015.

The base management fee increased as a result of a sequential increase in average assets from March 31, 2015 to March 31, 2016. The administrative service fee declined from the six months ended March 31, 2015 to the six months ended March 31, 2016 due to efficiencies gained by the Administrator in servicing a growing portfolio.

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee decreased $0.5 million and $1.0 million from the three and six months ended March 31, 2015 to the three months ended March 31, 2016 as the interest rate compression on new investments and the change in asset mix of our portfolio caused a decline in our Pre-Incentive Fee Net Investment Income (as defined below), expressed as a rate of return on the value of our net assets. Due to this decline, we were not fully through the catch-up provision of the Income Incentive Fee calculation. For the three months ended March 31, 2016, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 4.2% compared to 7.6% for the three months ended March 31, 2015. For the six months ended March 31, 2016, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 3.3% compared to 6.8% for the six months ended March 31, 2015.“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash.

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement for the three and six months ended March 31, 2016 and 2015 was $0. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement.

For the three months ended March 31, 2016, we recorded a reversal in the accrual for capital gain incentive fee under GAAP of $0.5 million, or ($0.01) per share, and recorded an accrual of $0.8 million, or $0.02 per share, for the six months ended March 31, 2016. The accrual for capital gain incentive fee under GAAP was $1.0 million, or $0.02 per share, for the three months ended March 31, 2015 and $1.2 million, or $0.02 per share, for the six months ended March 31, 2015.The decrease in the accrual for capital gain incentive fee under GAAP for the three and six months ended March 31, 2016 from the three and six months ended March 31, 2015 was primarily the result of the reversal of unrealized appreciation of debt and equity investments.

For additional details on the liquidation of equity investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and six months ended March 31, 2016 were $0.8 million and $1.4 million, respectively. Total expenses reimbursed by us to the Administrator for the three and six months ended March 31, 2015 were $0.3 million and $0.5 million, respectively.

As of March 31, 2016 and September 30, 2015, included in accounts payable and accrued expenses were $0.7 million and $0.6 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2016, we recorded a net expense of $31,000 and $333,000, respectively, for U.S. federal excise tax. For the three and six months ended March 31, 2015, we recorded no U.S. federal excise tax expense.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(In thousands)			(In thousands)

Net realized gain (loss) on investments	$178	$4,523	$(4,345)	$5,156	$6,249	$(1,093)

Net realized gain (loss)	178	4,523	(4,345)	5,156	6,249	(1,093)

Unrealized appreciation on investments	12,973	9,103	3,870	22,254	11,822	10,432
Unrealized (depreciation) on investments	(15,997)	(9,768)	(6,229)	(22,104)	(13,572)	(8,532)
Unrealized appreciation on investments in SLF (1)	1,017	248	769	-	222	(222)
Unrealized (depreciation) on investments in SLF (1)	(862)	-	(862)	(2,357)	-	(2,357)
Unrealized (depreciation) on secured borrowings	-	1	(1)	-	1	(1)
Net change in unrealized appreciation (depreciation) on investments, investments in SLF, and secured borrowings	$(2,869)	$(416)	$(2,453)	$(2,207)	$(1,527)	$(680)

(1)	Unrealized appreciation (depreciation) on investments in SLF include our investments in subordinated notes and LLC interests in SLF.

For the three months ended March 31, 2016, we had a net realized gain of $0.2 million primarily due to the sale of debt investments. For the six months ended March 31, 2016, we had a net realized gain of $5.2 million primarily due to the sale of, or capital gain distributions received from, three equity investments that were partially offset by the realized loss on the write off of one non-accrual portfolio company investment.

During the three months ended March 31, 2016, we had $13.0 million in unrealized appreciation on 103 portfolio company investments, which was offset by $16.0 million in unrealized depreciation on 138 portfolio company investments. For the six months ended March 31, 2016, we had $22.3 million in unrealized appreciation on 119 portfolio company investments, which was offset by $22.1 million in unrealized depreciation on 134 portfolio company investments. Unrealized appreciation during the three and six months ended March 31, 2016 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments and the reversal of prior period unrealized depreciation associated with the portfolio company investment write-off. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during the three and six months ended March 31, 2016.

For the three months ended March 31, 2016, we had $1.0 million in unrealized appreciation on our investment in SLF LLC equity interests which was partially offset by $0.9 million in unrealized depreciation on our investment in SLF subordinated notes. The unrealized depreciation was the result of the lower yielding contractual rate compared to comparable market pricing of subordinated notes. The unrealized appreciation on the SLF LLC equity interests was driven by the offsetting impact of the pricing on the subordinated notes.

For the six months ended March 31, 2016, we had $1.5 million of unrealized depreciation on our investment in SLF LLC equity interests and $0.9 million of unrealized depreciation on our investment in SLF subordinated notes. The unrealized depreciation on the SLF LLC equity interests was driven by negative credit related adjustments associated with SLF’s investment portfolio.

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

For the three and six months ended March 31, 2015, we had $0.2 million in unrealized appreciation on our investment in SLF LLC equity interests. The unrealized appreciation on the SLF LLC equity interests was primarily driven by the lack of any negative mark-to-market losses in the aggregate associated with SLF’s investment portfolio. For the three and six months ended March 31, 2015, we had no unrealized appreciation or depreciation on our investment in SLF subordinated notes.

Liquidity and Capital Resources

For the six months ended March 31, 2016, we experienced a net decrease in cash and cash equivalents of $0.1 million. During the period, cash used in operating activities was $51.5, million primarily as a result of funding of portfolio investments of $318.3 million. This was partially offset by the proceeds from principal payments and sales of portfolio investments of $248.0 million and net investment income of $31.9 million. During the same period, cash provided by investment activities of $55.2 million was driven by the decrease in restricted cash and cash equivalents. Lastly, cash used in financing activities was $3.7 million, primarily driven by repayments of debt of $135.0 million and distributions paid of $29.4 million that were partially offset by borrowings on debt of $161.8 million.

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

As of March 31, 2016 and September 30, 2015, we had cash and cash equivalents of $5.3 million and $5.5 million, respectively. In addition, we had restricted cash and cash equivalents of $36.9 million and $92.0 million as of March 31, 2016 and September 30, 2015, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of March 31, 2016, $18.0 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitizations and for the payment of interest expense on the notes issued in the Debt Securitizations. $5.9 million of such restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. As of March 31, 2016, $13.0 million of restricted cash and cash equivalents can be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs which are described in further detail in Note 7 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of March 31, 2016 and September 30, 2015, we had outstanding commitments to fund investments totaling $107.1 million and $121.5 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2016 and September 30, 2015, respectively, subject to the terms of each loan’s respective credit agreement. As of March 31, 2016, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility, and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are salable over a relatively short period to generate cash.

As of March 31, 2016, the Credit Facility allowed Funding to borrow up to $200.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2016 and September 30, 2015, subject to leverage and borrowing base restrictions, we had approximately $52.4 million and $72.7 million, respectively, of remaining commitments and $9.7 million and $40.1 million, respectively, of availability on the Credit Facility. As of March 31, 2016 and September 30, 2015, we had $147.6 million and $127.3 million outstanding under the Credit Facility, respectively. On October 21, 2015, we terminated the $15.0 million revolving line of credit, or the Revolver, entered into by Golub Capital BDC Revolver Funding LLC, or Revolver Funding, our wholly-owned subsidiary, with PrivateBank and Trust Company. As of September 30, 2015, the Revolver allowed Revolver Funding to borrow up to $15.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2015, subject to leverage and borrowing base restrictions, we had approximately $15.0 million of remaining commitments and $2.9 million of availability on the Revolver.

On July 16, 2010, we completed the 2010 Debt Securitization, which was subsequently increased to $350 million. The notes offered in the 2010 Debt Securitization, or the 2010 Notes, were issued by the 2010 Issuer and consist of $203.0 million of Class A 2010 Notes, which bear interest at a rate of three-month LIBOR rate, plus 1.74%, $12.0 million of Class B 2010 Notes, which bear interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest. The Class A 2010 Notes and Class B 2010 Notes of the 2010 Debt Securitization are included in the March 31, 2016 and September 30, 2015 consolidated statements of financial condition as our debt and the Subordinated 2010 Notes were eliminated in consolidation.

On June 5, 2014, we completed the 2014 Debt Securitization in the which the 2014 Issuer issued an aggregate of $402.6 million of notes, or the 2014 Notes, including $191.0 million of Class A-1 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.95%, $35.0 million of Class B 2014 Notes, which bear interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bear interest at a rate of three-month LIBOR plus 3.50%, and $119.1 million of LLC equity interests in the 2014 Issuer that do not bear interest. We retained all of the Class C 2014

Notes and LLC equity interests in the 2014 Issuer totaling $37.5 million and $119.1 million, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the March 31, 2016 and September 30, 2015 consolidated statements of financial condition as our debt and the Class C 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of March 31, 2016 and September 30, 2015, we had outstanding debt under the 2014 Debt Securitization of $246.0 million.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350.0 million. The maximum amount that a single SBIC licensee may issue is $150.0 million. On February 11, 2016, the SBA approved GC SBIC V, L.P.’s, or SBIC V, application for an additional $75.0 million of debenture commitments bringing SBIC V’s total debenture commitments up to $150.0 million. GC SBIC IV, L.P., or SBIC IV, and SBIC V, our consolidated SBIC subsidiaries, may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of March 31, 2016, SBIC IV and SBIC V had $150.0 million and $81.5 million of outstanding SBA-guaranteed debentures, respectively, that mature between March 2021 and September 2026, leaving incremental borrowing capacity of $68.5 million for SBIC V under present SBIC regulations. As of September 30, 2015, SBIC IV and SBIC V had $150.0 million and $75.0 million of outstanding SBA-guaranteed debentures, respectively, that mature between March 2021 and September 2025.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of March 31, 2016, our asset coverage for borrowed amounts was 233.5% (excluding the SBA debentures).

Although we expect to fund the growth of our investment portfolio through the net proceeds from future securities offerings and through our dividend reinvestment plan as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition to capital not being available, it also may not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing capital generated from repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.

Portfolio Composition, Investment Activity and Yield

As of March 31, 2016 and September 30, 2015, we had investments in 176 and 164 portfolio companies, respectively, with a total fair value of $1,494.7 million and $1,430.9 million, respectively, and had investments in subordinated notes and LLC equity interests in SLF with a total fair value of $117.0 million and $98.9 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and six months ended March 31, 2016 and 2015:

	For the three months ended March 31,				For the six months ended March 31,
	2016		2015		2016		2015
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments

Senior secured	$37,027	23.8%	$56,314	31.5%	$72,163	22.5%	$133,611	41.1%
One stop	112,958	72.5	102,971	57.5	226,422	70.5	165,718	50.9
Subordinated notes in SLF (1)	3,452	2.2	12,687	7.1	9,620	3.0	15,968	4.9
LLC equity interests in SLF (1)	1,483	1.0	4,376	2.4	10,820	3.3	5,994	1.8
Equity securities	768	0.5	2,634	1.5	2,108	0.7	4,151	1.3
Total new investment commitments	$155,688	100.0%	$178,982	100.0%	$321,133	100.0%	$325,442	100.0%

(1)	SLF's proceeds from the subordinated notes and LLC equity interests were utilized by SLF to fund senior secured loans. As of March 31, 2016, SLF funded senior secured loans to 63 different borrowers.

For the three and six months ended March 31, 2016, we had approximately $42.0 million and $132.8 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and six months ended March 31, 2016, we had sales of securities in 10 and 22 portfolio companies, respectively, aggregating approximately $34.5 million and $114.9 million, respectively, in net proceeds.

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

The following table shows the par, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2016 (1)			As of September 30, 2015 (1)
		Amortized	Fair		Amortized	Fair
	Par	Cost	Value	Par	Cost	Value
	(In thousands)

Senior secured:
Performing	$180,933	$178,830	$179,513	$199,573	$197,189	$197,329
Non-accrual (2)	-	-	-	-	-	-

One stop:
Performing	1,215,945	1,199,879	1,206,408	1,135,805	1,120,576	1,127,735
Non-accrual (2)	13,188	13,104	4,282	17,645	17,078	6,487

Second lien:
Performing	39,924	39,523	38,909	39,924	39,464	39,774
Non-accrual (2)	-	-	-	-	-	-

Subordinated debt:
Performing	1,707	1,707	1,911	1,707	1,707	1,715
Non-accrual (2)	-	-	-	-	-	-

Subordinated notes in SLF (3)
Performing	86,182	86,182	85,321	76,563	76,563	76,563
Non-accrual (2)	-	-	-	-	-	-

LLC equity interests in SLF (3)	N/A	34,043	31,698	N/A	23,222	22,373

Equity	N/A	48,172	63,660	N/A	41,515	57,808

Total	$1,537,879	$1,601,440	$1,611,702	$1,471,217	$1,517,314	$1,529,784

(1)	Nine and nine of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of March 31, 2016 and September 30, 2015, respectively.
(2)	We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See "--Critical Accounting Policies--Revenue Recognition."
(3)	SLF's proceeds from the subordinated notes and LLC equity interests in SLF were utilized by SLF to fund senior secured loans.

As of March 31, 2016 and September 30, 2015, the fair value of our debt investments, including our investment in SLF subordinated notes, as a percentage of the outstanding par value was 98.6% and 98.5%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate, and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and six months ended March 31, 2016 and 2015:

	For the three months ended March 31,		For the six months ended March 31,
	2016	2015	2016	2015
Weighted average rate of new investment fundings (1)	7.2%	6.5%	6.9%	6.6%
Weighted average spread over LIBOR of new floating rate investment fundings (1)	6.1%	5.4%	5.9%	5.6%
Weighted average rate of new fixed rate investment fundings	N/A	10.8%	N/A	10.8%
Weighted average fees of new investment fundings	1.8%	1.3%	1.6%	1.6%
Weighted average rate of sales and payoffs of portfolio companies	7.0%	6.5%	7.2%	6.5%
Weighted average annualized income yield (2)	7.6%	7.9%	7.6%	7.8%

(1)	Excludes subordinated note investment in SLF.
(2)	Represents income from interest, including subordordinated note investment in SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.

As of March 31, 2016, 94.1% and 94.0% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2015, 94.2% and 94.1% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of March 31, 2016, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $24.0 million. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company. The portfolio median EBITDA excludes underlying borrowers in SLF.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2016 and September 30, 2015:

	As of March 31, 2016		As of September 30, 2015
Internal	Investments	Percentage of	Investments	Percentage of
Performance	at Fair Value	Total	at Fair Value	Total
Rating	(In thousands)	Investments	(In thousands)	Investments
5	$109,610	6.8%	$134,142	8.8%
4	1,370,545	85.0	1,298,558	84.9
3	126,689	7.9	87,687	5.7
2	1,746	0.1	9,397	0.6
1	3,112	0.2	-	-
Total	$1,611,702	100.0%	$1,529,784	100.0%

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

SLF is capitalized with subordinated notes and LLC equity interest subscriptions from its members. As of March 31, 2016, we and RGA owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests.

As of March 31, 2016 and September 30, 2015, SLF had the following commitments from its members:

	As of March 31, 2016		As of September 30, 2015
	Committed	Funded	Committed	Funded
	(Dollars in thousands)
Subordinated note commitments (1)	$160,000	$98,494	$160,000	$87,500
LLC equity commitments (1)	40,000	38,906	40,000	26,540
Total	$200,000	$137,400	$200,000	$114,040

(1)	Commitments presented are combined for us and RGA.

As of March 31, 2016, the senior secured revolving credit facility, or, as amended, the SLF Credit Facility, which SLF entered into through its wholly-owned subsidiary, Senior Loan Fund II LLC, or SLF II, allows SLF II to borrow up to $300.0 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ends May 12, 2017, and the stated maturity date is May 13, 2020. As of March 31, 2016 and September 30, 2015, SLF II had outstanding debt under the SLF Credit Facility of $246.4 million and $212.3 million, respectively.

Through the reinvestment period, the SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.25%, depending on the composition of the collateral asset portfolio, per annum. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the SLF Credit Facility.

As of March 31, 2016 and September 30, 2015, SLF had total assets at fair value of $383.9 million and $323.4 million, respectively. As of both March 31, 2016 and September 30, 2015, SLF did not have any investments on non-accrual status. The portfolio companies in SLF are in industries similar to those in which we may invest directly. Additionally, as of March 31, 2016 and September 30, 2015, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $28.0 million and $30.8 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of March 31, 2016 and September 30, 2015:

	As of March 31, 2016	As of September 30, 2015
	(Dollars in thousands)
Senior secured loans (1)	$367,302	$320,583
Weighted average current interest rate on senior secured loans (2)	5.9%	5.8%
Number of borrowers in SLF	63	62
Largest portfolio company investment (1)	$13,122	$12,734
Total of five largest portfolio company investments (1)	$62,117	$59,917

(1)	At principal amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Loan Portfolio as of March 31, 2016

				Current
			Maturity	Interest		Principal/Par	Fair
Portfolio Company	Business Description	Security Type	Date	Rate (1)		Amount	Value (2)
						(In thousands)
5.11, Inc. (3)	Textiles and Leather	Senior loan	02/2020	6.0%		3,146	3,146
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,955	1,866
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		6,805	6,737
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		466	461
Advanced Pain Management Holdings, Inc. (4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A	(5)	-	(12)
AG Kings Holdings Inc.	Grocery	Senior loan	04/2020	6.5		6,175	6,175
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		5,110	5,110
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0		4,938	4,809
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8		4,000	4,000
Arise Virtual Solutions, Inc. (3)	Telecommunications	Senior loan	12/2018	7.3		11,499	10,809
Arise Virtual Solutions, Inc. (3) (4)	Telecommunications	Senior loan	12/2018	N/A	(5)	-	(34)
Atkins Nutritionals, Inc (3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		5,664	5,664
Atrium Innovations	Personal and Non Durable Consumer Products	Senior loan	02/2021	4.3		3,503	3,161
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,886	1,586
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5		10,721	10,721
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8		4,972	4,972
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	12/2021	5.8		7,670	7,670
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5		4,859	4,822
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	5.8		8,721	8,721
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	5.8		4,395	4,395
CPI Buyer, LLC (Cole-Parmer) (3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,925	5,680
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		5,940	5,894
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0		10,199	9,077
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0		1,000	705
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5		4,591	4,362
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5		255	202
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2017	5.0		2,179	2,157
Express Oil Change, LLC (3)	Retail Stores	Senior loan	12/2017	6.0		3,573	3,573
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	6.0		1,336	1,336
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	6.0		101	101
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	7.5		50	50
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	02/2020	7.3		5,193	5,184
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,940	3,587
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3		6,121	6,121
Hygenic Corporation, The (3)	Personal and Non Durable Consumer Products	Senior loan	10/2020	6.0		4,493	4,493
Integrated Supply Network, LLC (3)	Automobile	Senior loan	02/2020	6.3		11,940	11,940
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.0		2,360	2,360
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.0		66	66
Joerns Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	05/2020	6.0		9,647	9,563
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		6,870	6,870
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		733	733
Julio & Sons Company (UJ Merger)	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		598	598
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3		3,845	3,768
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3		182	178
K&N Engineering, Inc. (3) (4)	Automobile	Senior loan	07/2019	N/A	(5)	-	(4)
Mediaocean LLC (3)	Diversified/Conglomerate Service	Senior loan	08/2022	5.8		2,985	2,985
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2020	4.9		5	5
Netsmart Technologies, Inc. (3)	Diversified/Conglomerate Service	Senior loan	02/2019	6.3		10,395	10,395
Netsmart Technologies, Inc. (3)	Diversified/Conglomerate Service	Senior loan	02/2019	7.8		709	709
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.5		3,888	3,888
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.5		425	425
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	7.5		276	276
Packaging Coordinators, Inc.(AndersonBrecon) (3)	Containers, Packaging and Glass	Senior loan	08/2021	5.3		11,939	11,830
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.5		2,027	1,865
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.7		259	202
Pasternack Enterprises, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	12/2017	6.3		1,044	1,044
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,965	999
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		1,510	1,510
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		5,925	5,925
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		1,226	1,226
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2019	5.8		68	68

SLF Loan Portfolio as of March 31, 2016 (continued)

				Current
			Maturity	Interest	Principal/Par	Fair
Portfolio Company	Business Description	Investment Type	Date	Rate (1)	Amount	Value (2)
					(In thousands)
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	6.3	12,000	12,000
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0	13,092	13,092
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0	30	30
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5	11,921	11,921
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	6.8	8,396	8,396
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.0	597	597
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0	6,192	6,130
Reliant Pro ReHab, LLC (3)	Healthcare, Education and Childcare	Senior loan	06/2017	6.0	4,171	4,171
Renaissance Pharma (U.S.) Holdings Inc. (3)	Healthcare, Education and Childcare	Senior loan	05/2018	5.0	3,675	3,675
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.5	67	67
RSC Acquisition, Inc.	Insurance	Senior loan	11/2022	6.3	3,444	3,444
RSC Acquisition, Inc.	Insurance	Senior loan	11/2022	6.3	306	306
Rubio's Restaurants, Inc (3)	Retail Stores	Senior loan	11/2018	6.0	5,070	5,019
Rug Doctor LLC	Personal and Non Durable Consumer Products	Senior loan	06/2018	6.3	8,807	8,807
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.5	2,901	2,901
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	6.0	3,915	3,804
SEI, Inc.	Electronics	Senior loan	07/2021	5.8	8,755	8,755
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0	7,621	7,621
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	5.9	4,906	4,879
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	956	956
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	75	75
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	5,930	5,930
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	499	499
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior loan	10/2019	5.0	2,402	2,402
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0	2,970	2,970
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	4,639	4,630
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	5.5	4,522	4,522
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,939	2,344
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	3,824	3,824
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2018	6.8	187	183
					$367,302	$360,900

(1)	Represents the weighted average annual current interest rate as of March 31, 2016. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820 – Fair Value Measurement, or ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.
(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.
(4)	The negative fair value is the result of the unfunded commitment being valued below par.
(5)	The entire commitment was unfunded at March 31, 2016. As such, no interest is being earned on this investment.

SLF Loan Portfolio as of September 30, 2015

				Current
			Maturity	Interest		Principal/Par	Fair
Portfolio Company	Business Description	Investment Type	Date	Rate (1)		Amount	Value (2)
						(In thousands)
1011778 B.C. ULC (New Red Finance/Burger King)	Beverage, Food and Tobacco	Senior loan	12/2021	3.8%		$2,271	$2,264
5.11, Inc. (3)	Textiles and Leather	Senior loan	02/2020	6.0		3,162	3,172
Acosta, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	4.3		2,978	2,938
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,965	1,951
Aderant North America, Inc.	Diversified/Conglomerate Service	Senior loan	12/2018	5.3		4,195	4,195
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		6,946	6,807
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		475	460
Advanced Pain Management Holdings, Inc. (4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A	(5)	-	(23)
Affordable Care Inc.	Personal, Food and Miscellaneous Services	Senior loan	12/2018	5.5		3,976	3,976
Aimbridge Hospitality, LLC	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		5,204	5,204
ARG IH Corporation	Beverage, Food and Tobacco	Senior loan	11/2020	4.8		4,370	4,385
Arise Virtual Solutions, Inc. (3) (4)	Telecommunications	Senior loan	12/2018	N/A	(5)	-	(23)
Arise Virtual Solutions, Inc. (3)	Telecommunications	Senior loan	12/2018	6.8		11,729	11,494
Atkins Nutritionals, Inc (3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		5,872	5,879
Atrium Innovations	Personal and Non Durable Consumer Products	Senior loan	02/2021	4.3		3,520	3,336
BJ's Wholesale Club, Inc.	Retail Stores	Senior loan	09/2019	4.5		2,957	2,934
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,895	1,729
Brickman Group Ltd. LLC	Farming and Agriculture	Senior loan	12/2020	4.0		1,980	1,954
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.4		5,630	5,630
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.4		696	696
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	5.8		4,417	4,401
Connect Merger Sub, Inc.	Telecommunications	Senior loan	04/2020	4.8		3,935	3,820
CPI Buyer, LLC (Cole-Parmer) (3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,955	5,925
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		5,970	5,990
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0		10,251	10,046
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0		1,000	946
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior loan	04/2021	4.5		2,469	2,470
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5		4,614	4,384
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	6.8		96	43
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2017	5.0		2,245	2,245
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	01/2020	6.8		5,612	5,591
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,960	3,769
GSDM Holdings Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2019	5.3		1,782	1,782
Hygenic Corporation, The (3)	Personal and Non Durable Consumer Products	Senior loan	10/2020	6.0		4,515	4,515
Integrated Supply Network, LLC (3)	Automobile	Senior loan	02/2020	6.3		12,000	12,000
Integrated Supply Network, LLC (3)	Automobile	Senior loan	02/2020	6.9		734	734
Joerns Healthcare, LLC	Healthcare, Education and Childcare	Senior loan	05/2020	6.2		9,696	9,647
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		6,906	6,906
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		254	254
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3		3,865	3,749
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3		183	177
K&N Engineering, Inc. (3) (4)	Automobile	Senior loan	07/2019	N/A	(5)	-	(6)
Mister Car Wash Holdings, Inc.	Automobile	Senior loan	08/2021	5.0		2,970	2,971
National Veterinary Associates, Inc.	Personal, Food and Miscellaneous Services	Senior loan	08/2021	4.8		990	991
Netsmart Technologies, Inc. (3)	Diversified/Conglomerate Service	Senior loan	02/2019	6.3		10,448	10,448
Netsmart Technologies, Inc. (3)	Diversified/Conglomerate Service	Senior loan	02/2019	7.5		231	231
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3		3,912	3,912
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	7.0		147	147
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3		47	47
Octane Fitness, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	10/2018	6.5		7,718	7,718
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.8		2,037	2,037
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.9		292	292
Pasternack Enterprises, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	12/2017	6.3		1,044	1,044
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,975	1,580
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5		5,955	5,955
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5		646	646
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	6.3		12,000	12,000
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		11,921	11,921
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		283	283

SLF Loan Portfolio as of September 30, 2015 (continued)

				Current
			Maturity	Interest	Principal/Par	Fair
Portfolio Company	Business Description	Investment Type	Date	Rate (1)	Amount	Value (2)
					(In thousands)
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0	6,272	6,209
Reliant Pro ReHab, LLC (3)	Healthcare, Education and Childcare	Senior loan	06/2017	6.0	4,225	4,225
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	5.0	3,758	3,758
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3	71	71
Rubio's Restaurants, Inc (3)	Retail Stores	Senior loan	11/2018	6.0	5,095	5,095
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior loan	12/2016	6.3	9,769	9,769
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	6.0	3,935	3,891
SEI, Inc.	Electronics	Senior loan	07/2021	5.8	8,799	8,711
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0	7,930	7,930
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	960	960
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	5,960	5,960
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	500	500
Syncsort Incorporated (3)	Electronics	Senior loan	03/2019	5.8	8,860	8,860
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior loan	10/2019	5.0	2,415	2,415
Take 5 Oil Change, L.L.C.	Automobile	Senior loan	07/2018	6.3	6,647	6,647
Take 5 Oil Change, L.L.C.	Automobile	Senior loan	07/2018	6.3	187	187
Tate's Bake Shop, Inc.	Beverage, Food and Tobacco	Senior loan	08/2019	5.8	2,978	2,978
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	4,651	4,651
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	5.5	4,545	4,545
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,954	2,516
WII Components, Inc. (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	07/2018	5.3	3,008	3,008
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	4,018	4,018

					$320,583	$317,623

(1)	Represents the weighted average annual current interest rate as of September 30, 2015. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.
(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.
(4)	The negative fair value is the result of the unfunded commitment being valued below par.
(5)	The entire commitment was unfunded at September 30, 2015. As such, no interest is being earned on this investment.

We have committed to fund $140.0 million of subordinated notes and $35.0 million of LLC equity interest subscriptions to SLF. The amortized cost and fair value of the subordinated notes in SLF held by us were $86.2 million and $85.3 million, respectively, as of March 31, 2016, and $76.6 million and $76.6 million, respectively, as of September 30, 2015. The subordinated notes pay a weighted average interest rate of three-month LIBOR plus 8.0%. For the three and six months ended March 31, 2016, we earned interest income of $1.8 million and $3.4 million, respectively, on the subordinated notes. For the three and six months ended March 31, 2015, we earned interest income of $0.6 million and $1.2 million, respectively, on the subordinated notes. As of March 31, 2016 and September 30, 2015, $34.0 million and $23.2 million of our LLC equity interest subscriptions to SLF had been called and contributed. For the three and six months ended March 31, 2016, we received $1.1 million and $1.9 million, respectively, in dividend income from the SLF LLC equity interests. For the three and six months ended March 31, 2015, we received $0.3 million and $0.3 million, respectively, in dividend income from the SLF LLC equity interests.

For the three and six months ended March 31, 2016, we earned an annualized total return on our weighted average capital invested in SLF of 10.8% and 5.3%, respectively. For the three and six months ended March 31, 2015, we earned an annualized total return on our weighted average capital invested in SLF of 11.0% and 8.6%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF subordinated notes and LLC equity interests by the combined daily average of our investments in (1) the principal of the SLF subordinated notes and (2) the NAV of the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of March 31, 2016 and September 30, 2015 and for the three and six months ended March 31, 2016 and 2015:

	As of March 31, 2016	As of September 30, 2015
	(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$360,900	$317,623
Cash and other assets	7,336	5,772
Receivable from investments sold	15,637	-
Total assets	$383,873	$323,395

Senior credit facility	$246,400	$212,300
Unamortized debt issuance costs (1)	(1,719)	(2,464)
Payable for open trades	4,822	-
Other liabilities	634	489
Total liabilities	250,137	210,325
Subordinated notes and members' equity	133,736	113,070
Total liabilities and members' equity	$383,873	$323,395

(1)	On October 1, 2015, SLF adopted ASU 2015-03 which requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability rather than as an asset. Adoption of ASU 2015-03 requires the changes to be applied retrospectively.

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Selected Statement of Operations Information:
Interest income	$5,649	$2,041	$11,004	$3,641
Fee income	22	2	22	4
Total investment income	5,671	2,043	11,026	3,645

Interest expense	4,040	1,408	7,759	2,516
Administrative service fee	115	49	200	96
Other expenses	40	23	75	48
Total expenses	4,195	1,480	8,034	2,660
Net investment income	1,476	563	2,992	985

Net realized gains (losses) on investments	(430)	-	(430)	-
Net change in unrealized appreciation (depreciation)
on investments, subordinated notes and secured borrowings	1,405	80	(2,096)	(372)
Net increase (decrease) in net assets	$2,451	$643	$466	$613

SLF has elected to fair value the subordinated notes issued to us and RGA under Accounting Standards Codification, or ASC, Topic 825 – Financial Instruments, or ASC Topic 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For each of the three and six months ended March 31, 2016, SLF recognized $1.0 million in unrealized depreciation on the subordinated notes. For each of the three and six months ended March 31, 2015, SLF recognized $0.0 million in unrealized depreciation on the subordinated notes.

The following table presents the difference between fair value and the aggregate contractual principal amounts of subordinated notes for which the fair value option has been elected as of March 31, 2016 and September 30, 2015:

	As of March 31, 2016			As of September 30, 2015
	(In thousands)			(In thousands)
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value

Subordinated notes	$98,494	$98,494	$97,509	$87,500	$87,500	$87,500

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of March 31, 2016 is as follows:

	Payments Due by Period (In millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

2010 Debt Securitization	$215.0	$-	$-	$-	$215.0
2014 Debt Securitization	246.0	-	-	-	246.0
SBA debentures	231.5	-	-	20.0	211.5
Credit Facility	147.6	-	-	147.6	-
Unfunded commitments (1)	107.1	107.1	-	-	-
Total contractual obligations (2)	$947.2	$107.1	$-	$167.6	$672.5

(1)	Unfunded commitments represent all amounts unfunded as of March 31, 2016. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of March 31, 2016, subject to the terms of each loan's respective credit agreement.

(2)	Total contractual obligations exclude $0.3 million of secured borrowings.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2016 and September 30, 2015, we had outstanding commitments to fund investments totaling $107.1 million and $121.5 million, respectively. We have commitments of up to $54.8 million and $75.2 million to SLF as of March 31, 2016 and September 30, 2015, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. For example, permanent differences in classification may result from the treatment of distributions paid from short-term gains as ordinary income dividends for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into an Investment Advisory Agreement with GC Advisors. Each of Mr. Lawrence Golub, our chairman, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.

•	Golub Capital LLC provides, and other affiliates of Golub Capital have historically provided, us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.

•	We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”

•	Under a staffing agreement, or the Staffing Agreement, Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis.

•	GC Advisors serves as collateral manager to the 2010 Issuer and the 2014 Issuer under collateral management agreements and receives a fee for providing these services that is offset against the base management fee payable by us under the Investment Advisory Agreement.

•	During calendar year 2016, the Golub Capital Employee Grant Program Rabbi Trust (the "Trust") purchased approximately $1.5 million, or 95,035 shares, of the Company, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2015, the Trust purchased approximately $16.0 million, or 952,051 shares, of the Company, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2014, the Trust purchased approximately $14.5 million, or 835,271 shares, of the Company, for the purpose of awarding incentive compensation to employees of Golub Capital.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2016 and 2015. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2016 and September 30, 2015, with the exception of money market funds included in cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs of the fair value hierarchy.

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

Valuation of Secured Borrowings

We have elected the fair value option under ASC Topic 825 relating to accounting for debt obligations at their fair value for our secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. All secured borrowings as of March 31, 2016 and September 30, 2015 were valued using Level 3 inputs under the fair value hierarchy, and our approach to determining fair value of Level 3 secured borrowings is consistent with our approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $4.3 million as of March 31, 2016 and $6.5 million as of September 30, 2015. Subsequent to March 31, 2016, we completed the sale of our non-accrual debt investments in Avatar International, LLC and received proceeds slightly in excess of the fair value of our debt investments at March 31, 2016.

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

Income taxes: See “Consolidated Results of Operations – Expenses – Excise Tax Expense.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2016 and September 30, 2015, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.05% and 1.08%, respectively. In addition, the Class A and B 2010 Notes issued as a part of the 2010 Debt Securitization and the Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization have floating interest rate provisions based on three-month LIBOR that resets quarterly and the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily. As of March 31, 2016 and September 30, 2015, the weighted average LIBOR floor on the secured borrowings, which reset quarterly, was 1.00% and 1.00%, respectively. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statements of financial condition as of March 31, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

			Net increase
	Increase (decrease) in	Increase (decrease) in	(decrease) in
Change in interest rates	interest income	interest expense	investment income
	(in thousands)
Down 25 basis points	$(215)	$(1,521)	$1,306
Up 50 basis points	1,930	3,043	(1,113)
Up 100 basis points	9,121	6,088	3,033
Up 150 basis points	16,653	9,132	7,521
Up 200 basis points	24,187	12,176	12,011

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2016, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under the Debt Securitizations and the Credit Facility, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Second Amendment to Amended and Restated Loan and Servicing Agreement, dated as of March 1, 2016, by and among Golub Capital BDC Funding LLC, as the borrower; Golub Capital BDC, Inc., as the transferor and servicer; certain institutional lenders identified on the signature pages thereto; Wells Fargo Bank, N.A., as the swingline lender, Wells Fargo Bank, N.A., as the collateral agent, account bank and collateral custodian, and Wells Fargo Securities, LLC, as the administrative agent.*
31.1	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: May 5, 2016	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: May 5, 2016	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)

