Form 10-Q
period 2016-06-30
Golub Capital BDC, Inc.
filed 2016-08-03
CIK 1476765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 3, 2016, the Registrant had 53,056,811 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

	June 30, 2016	September 30, 2015
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,507,898	$1,425,325
Non-controlled affiliate company investments	9,547	5,523
Controlled affiliate company investments	111,064	98,936
Total investments, at fair value (amortized cost of $1,610,427 and $1,517,314, respectively)	1,628,509	1,529,784
Cash and cash equivalents	3,167	5,468
Restricted cash and cash equivalents	58,727	92,016
Interest receivable	5,707	5,700
Other assets	586	458
Total Assets	$1,696,696	$1,633,426

Liabilities
Debt	$862,050	$813,250
Less unamortized debt issuance costs	6,051	7,624
Debt less unamortized debt issuance costs	855,999	805,626
Secured borrowings, at fair value (proceeds of $323 and $351, respectively)	326	355
Interest payable	5,300	2,722
Management and incentive fees payable	11,335	11,754
Payable for open trades	1,949	-
Accounts payable and accrued expenses	1,750	2,042
Accrued trustee fees	56	57
Total Liabilities	876,715	822,556
Commitments and contingencies (Note 8)

Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2016 and September 30, 2015	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 51,623,325 and 51,300,193 shares issued and outstanding as of June 30, 2016 and September 30, 2015, respectively	52	51
Paid in capital in excess of par	796,060	790,713
Undistributed net investment income	2,640	4,230
Net unrealized appreciation (depreciation) on investments and secured borrowings	20,747	15,134
Net realized gain (loss) on investments	482	742
Total Net Assets	819,981	810,870
Total Liabilities and Total Net Assets	$1,696,696	$1,633,426

Number of common shares outstanding	51,623,325	51,300,193
Net asset value per common share	$15.88	$15.80

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$28,752	$28,782	$83,641	$82,388
Dividend income	111	74	393	155
Fee income	60	80	834	883
Total investment income from non-controlled/non-affiliate company investments	28,923	28,936	84,868	83,426

From non-controlled affiliate company investments:
Interest income	316	-	337	-
Total investment income from non-controlled affiliate company investments	316	-	337	-

From controlled affiliate company investments:
Interest income	1,799	1,056	5,192	2,258
Dividend income	1,068	418	2,971	732
Total investment income from controlled affiliate company investments	2,867	1,474	8,163	2,990

Total investment income	32,106	30,410	93,368	86,416

Expenses
Interest and other debt financing expenses	7,019	6,142	20,583	17,853
Base management fee	5,567	5,226	16,286	14,902
Incentive fee	2,311	2,383	4,262	5,712
Professional fees	692	741	2,123	2,210
Administrative service fee	531	575	1,643	1,766
General and administrative expenses	101	138	386	457

Total expenses	16,221	15,205	45,283	42,900

Net investment income - before excise tax	15,885	15,205	48,085	43,516

Excise tax	-	-	333	-

Net investment income - after excise tax	15,885	15,205	47,752	43,516

Net gain (loss) on investments and secured borrowings
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	(5,416)	(1,746)	(2,982)	4,503
Non-controlled affiliate company investments	-	-	2,722	-
Net realized gain (loss) on investments	(5,416)	(1,746)	(260)	4,503

Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	7,254	4,792	10,203	2,371
Non-controlled affiliate company investments	(253)	56	(3,052)	727
Controlled affiliate company investments	818	(19)	(1,539)	203
Net change in unrealized appreciation (depreciation) on investments	7,819	4,829	5,612	3,301

Net change in unrealized depreciation (appreciation) on secured borrowings	1	-	1	1

Net gain (loss) on investments and secured borrowings	2,404	3,083	5,353	7,805

Net increase in net assets resulting from operations	$18,289	$18,288	$53,105	$51,321

Per Common Share Data
Basic and diluted earnings per common share	$0.35	$0.36	$1.03	$1.06
Dividends and distributions declared per common share	$0.32	$0.32	$0.96	$0.96
Basic and diluted weighted average common shares outstanding	51,513,685	50,491,035	51,399,363	48,262,048

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except share data)

					Net Unrealized
					Appreciation
	Common Stock		Paid in Capital		(Depreciation) on
		Par	in Excess	Undistributed Net	Investments and	Net Realized Gain	Total
	Shares	Amount	of Par	Investment Income	Secured Borrowings	(Loss) on Investments	Net Assets
Balance at September 30, 2014	47,119,498	$47	$720,479	$3,627	$12,694	$(4,108)	$732,739
Issuance of common stock, net of offering and underwriting costs	4,002,292	4	67,248	-	-	-	67,252
Net increase in net assets resulting from operations	-	-	-	43,516	3,302	4,503	51,321
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	137,644	-	2,298	-	-	-	2,298
Distributions from net investment income	-	-	-	(46,566)	-	-	(46,566)
Total increase (decrease) for the period ended June 30, 2015	4,139,936	4	69,546	(3,050)	3,302	4,503	74,305
Balance at June 30, 2015	51,259,434	$51	$790,025	$577	$15,996	$395	$807,044
Balance at September 30, 2015	51,300,193	$51	$790,713	$4,230	$15,134	$742	$810,870
Net increase in net assets resulting from operations	-	-	-	47,752	5,613	(260)	53,105
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	323,132	1	5,347	-	-	-	5,348
Distributions from net investment income	-	-	-	(49,342)	-	-	(49,342)
Total increase (decrease) for the period ended June 30, 2016	323,132	1	5,347	(1,590)	5,613	(260)	9,111
Balance at June 30, 2016	51,623,325	$52	$796,060	$2,640	$20,747	$482	$819,981

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2016	2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$53,105	$51,321
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	3,227	3,252
Accretion of discounts and amortization of premiums	(5,895)	(6,076)
Net realized (gain) loss on investments	260	(4,503)
Net change in unrealized (appreciation) depreciation on investments	(5,612)	(3,301)
Net change in unrealized appreciation (depreciation) on secured borrowings	(1)	(1)
Proceeds from (fundings of) revolving loans, net	(2,624)	(2,865)
Fundings of investments	(471,480)	(667,096)
Proceeds from principal payments and sales of portfolio investments	387,316	461,515
PIK interest	(689)	(748)
Changes in operating assets and liabilities:
Interest receivable	(7)	323
Receivable from investments sold	-	(4,626)
Other assets	(128)	(39)
Interest payable	2,578	1,406
Management and incentive fees payable	(419)	231
Payable for open trades	1,949	-
Accounts payable and accrued expenses	(292)	545
Accrued trustee fees	(1)	7
Net cash (used in) provided by operating activities	(38,713)	(170,655)

Cash flows from investing activities
Net change in restricted cash and cash equivalents	33,289	24,608
Net cash (used in) provided by investing activities	33,289	24,608

Cash flows from financing activities
Borrowings on debt	288,050	347,350
Repayments of debt	(239,250)	(221,400)
Capitalized debt issuance costs	(1,654)	(1,509)
Repayments on secured borrowings	(29)	(26)
Proceeds from shares sold, net of underwriting costs	-	67,602
Offering costs paid	-	(350)
Dividends and distributions paid	(43,994)	(44,268)
Net cash (used in) provided by financing activities	3,123	147,399

Net change in cash and cash equivalents	(2,301)	1,352

Cash and cash equivalents, beginning of period	5,468	5,135

Cash and cash equivalents, end of period	$3,167	$6,487

Supplemental information:
Cash paid during the period for interest	$14,766	$13,184
Dividends and distributions declared during the period	49,342	46,566

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

June 30, 2016

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par ($),	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Shares/Units(3)	Cost	Net Assets	Value

Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP	One stop	P + 6.00%	9.50%	03/2019	$781	$772	0.1%	$630
ILC Dover, LP*^#	One stop	P + 6.00%	9.50%	03/2020	17,771	17,623	1.8	15,105
NTS Technical Systems(4)	One stop	L + 6.25%	N/A (5)	06/2021	-	(87)	-	(35)
NTS Technical Systems(4)	One stop	L + 6.25%	N/A (5)	06/2021	-	(41)	-	(28)
NTS Technical Systems*^#	One stop	L + 6.25%	7.25%	06/2021	26,242	25,864	3.2	25,980
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	525	522	0.1	525
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	8.00%	12/2017	3,899	3,845	0.1	1,170
Whitcraft LLC(4)	One stop	L + 6.50%	N/A (5)	05/2020	-	(1)	-	-
Whitcraft LLC*^	One stop	L + 6.50%	7.50%	05/2020	13,538	13,431	1.7	13,538
					62,756	61,928	7.0	56,885
Automobile
American Driveline Systems, Inc.	Senior loan	P + 4.75%	8.25%	03/2020	114	107	-	104
American Driveline Systems, Inc.*	Senior loan	L + 5.75%	6.75%	03/2020	1,803	1,759	0.2	1,713
American Driveline Systems, Inc.^	Senior loan	L + 5.75%	6.75%	03/2020	233	229	-	233
CH Hold Corp. (Caliber Collision)*#	Senior loan	L + 5.25%	6.25%	11/2019	5,157	5,118	0.6	5,157
Dent Wizard International Corporation*	Senior loan	L + 4.75%	5.75%	04/2020	2,476	2,465	0.3	2,476
K&N Engineering, Inc.(4)	Senior loan	L + 4.25%	N/A (5)	07/2019	-	(3)	-	-
K&N Engineering, Inc.^	Senior loan	L + 4.25%	5.25%	07/2019	2,828	2,800	0.4	2,828
K&N Engineering, Inc.^	Senior loan	L + 4.25%	5.25%	07/2019	133	122	-	133
OEConnection LLC(4)	Senior loan	L + 5.00%	N/A (5)	06/2021	-	(1)	-	(1)
OEConnection LLC*	Senior loan	L + 5.00%	6.00%	06/2022	4,895	4,769	0.6	4,822
Polk Acquisition Corp.	Senior loan	P + 4.00%	7.50%	06/2022	13	11	-	12
Polk Acquisition Corp.	Senior loan	L + 5.00%	N/A (5)	06/2022	-	-	-	-
Polk Acquisition Corp.(4)	Senior loan	L + 5.00%	N/A (5)	06/2022	-	(2)	-	-
Polk Acquisition Corp.*	Senior loan	L + 5.00%	6.00%	06/2022	4,746	4,670	0.6	4,722
T5 Merger Corporation(4)	One stop	L + 6.25%	N/A (5)	03/2022	-	(2)	-	-
T5 Merger Corporation^	One stop	L + 6.25%	7.25%	03/2022	2,400	2,360	0.3	2,400
					24,798	24,402	3.0	24,599
Banking
HedgeServ Holding L.P.(4)	One stop	L + 8.00%	N/A (5)	02/2019	-	(5)	-	-
HedgeServ Holding L.P.*^#	One stop	L + 8.00%	7.00% cash/2.00% PIK	02/2019	17,440	17,352	2.1	17,440
					17,440	17,347	2.1	17,440
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.(4)	One stop	L + 5.75%	6.75%	04/2021	4	3	-	(11)
Abita Brewing Co., L.L.C.	One stop	L + 5.75%	6.75%	04/2021	8,013	7,884	0.9	7,212
ABP Corporation	Senior loan	P + 3.50%	7.25%	09/2018	209	205	-	204
ABP Corporation*	Senior loan	L + 4.75%	6.00%	09/2018	4,709	4,675	0.6	4,662
Atkins Nutritionals, Inc*^#	One stop	L + 5.00%	6.25%	01/2019	16,873	16,738	2.1	16,873
Atkins Nutritionals, Inc*^	One stop	L + 8.50%	9.75%	04/2019	21,636	21,447	2.6	21,636
Benihana, Inc.	One stop	P + 4.25%	7.75%	07/2018	760	727	0.1	760
Benihana, Inc.*^	One stop	L + 5.50%	6.75%	01/2019	15,318	15,079	1.9	15,318
C. J. Foods, Inc.(4)	One stop	L + 5.50%	N/A (5)	05/2019	-	(6)	-	-
C. J. Foods, Inc.	One stop	L + 5.50%	6.50%	05/2019	664	657	0.1	664
C. J. Foods, Inc.*	One stop	L + 5.50%	6.50%	05/2019	3,150	3,122	0.4	3,150
Firebirds International, LLC(4)	One stop	L + 5.75%	N/A (5)	05/2018	-	(1)	-	-
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	1,076	1,069	0.1	1,076
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	302	300	-	302
Firebirds International, LLC(4)	One stop	L + 5.75%	N/A (5)	05/2018	-	(2)	-	-
First Watch Restaurants, Inc.	One stop	L + 6.00%	7.00%	12/2020	1,240	1,232	0.2	1,240
First Watch Restaurants, Inc.*^#	One stop	L + 6.00%	7.00%	12/2020	25,660	25,438	3.1	25,660
First Watch Restaurants, Inc.	One stop	L + 6.00%	7.00%	12/2020	1,078	1,068	0.1	1,078
First Watch Restaurants, Inc.(4)	One stop	L + 6.00%	N/A (5)	12/2020	-	(10)	-	-
First Watch Restaurants, Inc.(4)	One stop	L + 6.00%	N/A (5)	12/2020	-	(9)	-	-
Hopdoddy Holdings, LLC	One stop	L + 8.00%	N/A (5)	08/2020	-	-	-	-
Hopdoddy Holdings, LLC	One stop	L + 8.00%	9.00%	08/2020	661	650	0.1	661
Hopdoddy Holdings, LLC(4)	One stop	L + 8.00%	N/A (5)	08/2020	-	(3)	-	-
IT'SUGAR LLC	Subordinated debt	N/A	5.00%	10/2017	1,707	1,707	0.2	1,924
Northern Brewer, LLC	One stop	L + 6.50%	8.00%	02/2018	700	693	0.1	664
Northern Brewer, LLC	One stop	L + 6.50%	8.01%	02/2018	5,964	5,906	0.7	5,666
The Original Cakerie Ltd.(7)(8)	Senior loan	L + 5.00%	N/A (5)	12/2020	-	-	-	-
The Original Cakerie Ltd.#(7)(8)	Senior loan	L + 5.00%	6.00%	12/2020	1,648	1,633	0.2	1,648
Purfoods, LLC(4)	One stop	L + 6.25%	N/A (5)	05/2021	-	(1)	-	(1)
Purfoods, LLC	One stop	L + 6.25%	7.25%	05/2021	8,669	8,459	1.0	8,582
Purfoods, LLC(4)	One stop	L + 6.25%	N/A (5)	05/2021	-	(1)	-	(1)
Purfoods, LLC	One stop	N/A	7.00% PIK	05/2026	101	101	-	101
Restaurant Holding Company, LLC #	Senior loan	L + 7.75%	8.75%	02/2019	4,737	4,710	0.6	4,642
Rubio's Restaurants, Inc*^	Senior loan	L + 4.75%	6.00%	11/2018	8,941	8,896	1.1	8,941
Smashburger Finance LLC(4)	Senior loan	L + 5.00%	N/A (5)	05/2018	-	(2)	-	-
Smashburger Finance LLC	Senior loan	L + 5.00%	6.25%	05/2018	87	86	-	87
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	21	20	-	21
Surfside Coffee Company LLC^	One stop	L + 5.25%	6.25%	06/2020	4,481	4,445	0.5	4,481
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	242	234	-	242

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

June 30, 2016

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par ($),	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Shares/Units(3)	Cost	Net Assets	Value

Tate's Bake Shop, Inc.#	Senior loan	L + 5.00%	6.00%	08/2019	599	594	0.1	599
Uinta Brewing Company	One stop	L + 7.00%	8.00%	08/2019	308	305	-	291
Uinta Brewing Company^	One stop	L + 7.00%	8.00%	08/2019	3,734	3,711	0.5	3,586
United Craft Brews LLC	One stop	L + 6.25%	7.25%	03/2020	813	800	0.1	813
United Craft Brews LLC	One stop	L + 6.25%	7.25%	03/2020	1,215	1,203	0.1	1,215
United Craft Brews LLC	One stop	L + 6.25%	7.25%	03/2020	12,066	11,867	1.5	12,066
					157,386	155,629	19.0	156,052
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	5.75%	05/2021	1,481	1,475	0.2	1,490

Building and Real Estate
Brooks Equipment Company, LLC (4)	One stop	L + 5.00%	N/A (5)	08/2020	-	(14)	-	-
Brooks Equipment Company, LLC*^	One stop	L + 5.00%	6.00%	08/2020	23,780	23,535	2.9	23,780
ITEL Laboratories, Inc.	Senior loan	L + 4.75%	N/A (5)	06/2018	-	-	-	-
ITEL Laboratories, Inc.*	Senior loan	L + 4.75%	6.00%	06/2018	635	632	0.1	635
					24,415	24,153	3.0	24,415
Containers, Packaging and Glass
Fort Dearborn Company*^	Senior loan	L + 4.25%	5.25%	10/2017	523	522	0.1	523
Fort Dearborn Company*^	Senior loan	L + 4.75%	5.95%	10/2018	2,981	2,969	0.4	2,981
Packaging Coordinators, Inc.	Second lien	L + 8.00%	9.00%	08/2022	10,000	9,923	1.2	10,000
Packaging Coordinators, Inc.*	Senior loan	P + 3.25%	6.75%	08/2021	2,828	2,808	0.3	2,828
					16,332	16,222	2.0	16,332
Diversified Conglomerate Manufacturing
Chase Industries, Inc.#	One stop	L + 5.75%	6.75%	09/2020	3,368	3,334	0.4	3,368
Chase Industries, Inc.(4)	One stop	L + 5.75%	N/A (5)	09/2020	-	(15)	-	-
Chase Industries, Inc.*^#	One stop	L + 5.75%	6.75%	09/2020	20,723	20,577	2.5	20,723
Harvey Tool Company, LLC	Senior loan	L + 5.00%	N/A (5)	03/2019	-	-	-	-
Harvey Tool Company, LLC*	Senior loan	L + 5.00%	6.01%	03/2020	3,115	3,090	0.4	3,115
Inventus Power, Inc(4)	One stop	L + 5.50%	N/A (5)	04/2020	-	(3)	-	(31)
Inventus Power, Inc*^	One stop	L + 5.50%	6.50%	04/2020	8,409	8,366	1.0	7,904
Onicon Incorporated(4)	One stop	L + 6.00%	N/A (5)	04/2020	-	(6)	-	-
Onicon Incorporated*#	One stop	L + 6.00%	7.00%	04/2020	10,403	10,306	1.2	10,403
Pasternack Enterprises, Inc. #	Senior loan	L + 5.00%	6.00%	05/2022	1,644	1,628	0.2	1,627
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	6.00%	08/2022	1,772	1,721	0.2	1,737
Plex Systems, Inc.(4)	One stop	L + 7.50%	N/A (5)	06/2018	-	(26)	-	-
Plex Systems, Inc.*^	One stop	L + 7.50%	8.75%	06/2018	18,797	18,447	2.3	18,797
Sunless Merger Sub, Inc.	Senior loan	P + 4.00%	7.50%	07/2019	151	150	-	149
Sunless Merger Sub, Inc.	Senior loan	L + 5.25%	6.50%	07/2019	1,518	1,523	0.2	1,488
					69,900	69,092	8.4	69,280
Diversified Conglomerate Service
Accellos, Inc.(4)	One stop	L + 5.75%	N/A (5)	07/2020	-	(14)	-	-
Accellos, Inc.*^#	One stop	L + 5.75%	6.75%	07/2020	31,051	30,790	3.8	31,051
Actiance, Inc.	One stop	L + 9.00%	N/A (5)	04/2018	-	-	-	-
Actiance, Inc.*^	One stop	L + 9.00%	10.00%	04/2018	2,900	2,820	0.3	2,900
Agility Recovery Solutions Inc.(4)	One stop	L + 6.50%	N/A (5)	03/2020	-	(7)	-	-
Agility Recovery Solutions Inc.*^	One stop	L + 6.50%	7.50%	03/2020	14,128	13,975	1.7	14,128
Bomgar Corporation(4)	One stop	L + 7.50%	N/A (5)	06/2022	-	(2)	-	(1)
Bomgar Corporation^	One stop	L + 7.50%	8.50%	06/2022	4,900	4,802	0.6	4,851
CIBT Holdings, Inc^	Senior loan	L + 5.25%	6.25%	06/2022	1,978	1,958	0.2	1,958
CIBT Holdings, Inc	Senior loan	L + 5.25%	N/A (5)	06/2022	-	-	-	-
Daxko, LLC(4)	One stop	L + 5.00%	N/A (5)	03/2020	-	(21)	-	-
Daxko, LLC*^#	One stop	L + 5.00%	6.00%	03/2020	28,870	28,580	3.5	28,870
DTI Holdco, Inc.#	Senior loan	L + 5.00%	6.00%	08/2020	8,281	8,219	1.0	8,281
EGD Security Systems, LLC(4)	One stop	L + 6.25%	N/A (5)	06/2022	-	(2)	-	(2)
EGD Security Systems, LLC	One stop	L + 6.25%	7.25%	06/2022	11,114	10,866	1.3	11,002
EGD Security Systems, LLC(4)	One stop	L + 6.25%	N/A (5)	06/2022	-	(2)	-	(2)
HealthcareSource HR, Inc.(4)	One stop	L + 6.75%	N/A (5)	05/2020	-	(1)	-	-
HealthcareSource HR, Inc.#	One stop	L + 6.75%	7.75%	05/2020	17,769	17,439	2.2	17,769
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	02/2020	734	730	0.1	734
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	02/2020	3,011	2,973	0.4	3,011
Integration Appliance, Inc.(4)	One stop	L + 8.25%	N/A (5)	09/2018	-	(9)	-	-
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	5,396	5,302	0.7	5,396
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	7,914	7,762	1.0	7,914
Integration Appliance, Inc.*	One stop	L + 8.25%	9.50%	09/2020	719	709	0.1	719
Integration Appliance, Inc.*^	One stop	L + 8.25%	9.50%	09/2020	16,123	15,977	2.0	16,123
Jensen Hughes, Inc.#	Senior loan	L + 5.00%	6.00%	12/2021	157	155	-	157
Mediaocean LLC#	Senior loan	L + 4.75%	5.75%	08/2022	167	164	-	167
Netsmart Technologies, Inc.#	Senior loan	L + 4.75%	5.75%	04/2023	1,777	1,759	0.2	1,774
Netsmart Technologies, Inc.(4)	Senior loan	L + 4.75%	N/A (5)	04/2023	-	(9)	-	(1)
PT Intermediate Holdings III, LLC	One stop	L + 6.50%	7.50%	06/2022	7	3	-	3
PT Intermediate Holdings III, LLC	One stop	L + 6.50%	7.50%	06/2022	22,250	21,696	2.7	21,916
Secure-24, LLC(4)	One stop	L + 6.00%	N/A (5)	08/2017	-	(2)	-	-
Secure-24, LLC*	One stop	L + 6.00%	7.25%	08/2017	9,802	9,733	1.2	9,802
Secure-24, LLC^	One stop	L + 6.00%	7.25%	08/2017	1,434	1,426	0.2	1,434
Severin Acquisition, LLC^	Senior loan	L + 5.00%	6.00%	07/2021	796	789	0.1	796
Severin Acquisition, LLC^	Senior loan	L + 5.38%	6.38%	07/2021	895	886	0.1	909

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

June 30, 2016

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par ($),	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Shares/Units(3)	Cost	Net Assets	Value

Source Medical Solutions, Inc.	Second lien	L + 11.00%	9.00% cash/3.00% PIK	03/2018	9,403	9,244	1.1	9,026
Steelwedge Software, Inc.	One stop	L + 10.00%	N/A (5)	09/2020	-	-	-	-
Steelwedge Software, Inc.^	One stop	L + 10.00%	9.00% cash/2.00% PIK	09/2020	2,185	2,092	0.3	2,185
TA MHI Buyer, Inc.	One stop	L + 6.50%	N/A (5)	09/2021	-	-	-	-
TA MHI Buyer, Inc.^	One stop	L + 6.50%	7.50%	09/2021	8,253	8,190	1.0	8,253
TA MHI Buyer, Inc.^	One stop	L + 6.50%	7.50%	09/2021	238	236	-	238
TA MHI Buyer, Inc. ^	One stop	L + 6.50%	7.50%	09/2021	667	661	0.1	667
Transaction Data Systems, Inc.#	Senior loan	L + 5.25%	6.25%	06/2021	763	755	0.1	763
Trintech, Inc.(4)	One stop	L + 6.00%	N/A (5)	10/2021	-	(1)	-	-
Trintech, Inc. *^#	One stop	L + 6.00%	7.00%	10/2021	10,972	10,848	1.3	10,863
Vendavo, Inc.(4)	One stop	L + 8.50%	N/A (5)	10/2019	-	(10)	-	-
Vendavo, Inc.	One stop	L + 8.50%	9.50%	10/2019	15,501	15,272	1.9	15,501
Vendor Credentialing Service LLC(4)	One stop	L + 6.00%	N/A (5)	11/2021	-	(1)	-	-
Vendor Credentialing Service LLC	One stop	L + 6.00%	7.00%	11/2021	10,220	9,984	1.2	10,220
Vitalyst, LLC	Senior loan	P + 4.25%	7.75%	09/2017	11	10	-	4
Vitalyst, LLC	Senior loan	L + 5.25%	6.50%	09/2017	1,461	1,455	0.2	1,417
Workforce Software, LLC	One stop	L + 10.50%	N/A (5)	06/2021	-	-	-	-
Workforce Software, LLC^	One stop	L + 10.50%	4.50% cash/7.00% PIK	06/2021	4,950	4,913	0.6	4,913
					256,797	253,092	31.2	255,709
Electronics
Appriss Holdings, Inc.	Senior loan	L + 4.75%	5.75%	11/2020	1,484	1,452	0.2	1,484
Appriss Holdings, Inc.*#	Senior loan	L + 4.75%	5.75%	11/2020	20,789	20,556	2.5	20,789
Compusearch Software Holdings, Inc.^	Senior loan	L + 4.50%	5.50%	05/2021	1,311	1,309	0.2	1,311
Diligent Corporation(4)	One stop	L + 6.75%	N/A (5)	04/2022	-	(2)	-	(2)
Diligent Corporation*	One stop	L + 6.75%	7.75%	04/2022	4,900	4,794	0.6	4,827
ECI Acquisition Holdings, Inc.(4)	One stop	L + 6.25%	N/A (5)	03/2019	-	(10)	-	-
ECI Acquisition Holdings, Inc.*^#	One stop	L + 6.25%	7.25%	03/2019	21,723	21,503	2.6	21,723
ECI Acquisition Holdings, Inc.*	One stop	L + 6.25%	7.25%	03/2019	1,406	1,392	0.2	1,406
Gamma Technologies, LLC(4)	One stop	L + 5.50%	N/A (5)	06/2021	-	(1)	-	-
Gamma Technologies, LLC^#	One stop	L + 5.50%	6.50%	06/2021	18,047	17,897	2.2	18,047
Park Place Technologies LLC(4)	One stop	L + 5.25%	N/A (5)	06/2022	-	(2)	-	-
Park Place Technologies LLC*#	One stop	L + 5.25%	6.25%	06/2022	12,497	12,325	1.5	12,497
Sloan Company, Inc., The(4)	One stop	L + 8.50%	N/A (5)	04/2020	-	(1)	-	(4)
Sloan Company, Inc., The#	One stop	L + 8.50%	9.25% cash/0.25% PIK	04/2020	7,532	7,423	0.9	7,005
Sovos Compliance (4)	One stop	L + 6.75%	N/A (5)	03/2022	-	(1)	-	-
Sovos Compliance*	One stop	L + 6.75%	7.75%	03/2022	4,918	4,836	0.6	4,918
Sparta Holding Corporation(4)	One stop	L + 5.50%	N/A (5)	07/2020	-	(26)	-	-
Sparta Holding Corporation*^#	One stop	L + 5.50%	6.50%	07/2020	22,309	22,118	2.7	22,309
Syncsort Incorporated(4)	One stop	L + 5.50%	N/A (5)	11/2021	-	(2)	-	-
Syncsort Incorporated*^#	One stop	L + 5.50%	6.50%	11/2021	16,651	16,351	2.0	16,651
Systems Maintenance Services Holding, Inc.^	Senior loan	L + 4.00%	5.00%	10/2019	2,603	2,596	0.3	2,603
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	9.00%	10/2021	9,435	9,266	1.2	9,435
					145,605	143,773	17.7	144,999
Grocery
AG Kings Holdings Inc.^	One stop	L + 6.25%	7.25%	04/2020	689	679	0.1	689
MyWebGrocer, Inc.^	One stop	L + 8.75%	10.00%	05/2017	14,271	14,163	1.7	14,271
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	5.75%	10/2020	545	539	0.1	534
Teasdale Quality Foods, Inc.#	Senior loan	P + 3.75%	7.25%	10/2020	735	720	0.1	720
					16,240	16,101	2.0	16,214
Healthcare, Education and Childcare
Active Day, Inc.(4)	One stop	L + 6.00%	N/A (5)	12/2021	-	(2)	-	-
Active Day, Inc.	One stop	L + 6.00%	7.00%	12/2021	13,572	13,234	1.7	13,572
Active Day, Inc.(4)	One stop	L + 6.00%	N/A (5)	12/2021	-	(38)	-	-
ADCS Clinics Intermediate Holdings, LLC(4)	One stop	L + 5.75%	N/A (5)	05/2022	-	(2)	-	(1)
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	6.75%	05/2022	21,550	20,917	2.6	21,335
ADCS Clinics Intermediate Holdings, LLC(4)	One stop	L + 5.75%	N/A (5)	05/2022	-	(5)	-	(2)
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	6.75%	05/2022	110	108	-	109
Agilitas USA, Inc.^	Senior loan	L + 4.00%	5.00%	10/2020	2,125	2,110	0.3	2,103
Aris Teleradiology Company, LLC	Senior loan	L + 4.75%	N/A (5)	03/2021	-	-	-	-
Aris Teleradiology Company, LLC*	Senior loan	L + 4.75%	5.75%	03/2021	943	934	0.1	943
Avalign Technologies, Inc.^	Senior loan	L + 4.50%	5.50%	07/2021	1,136	1,131	0.1	1,136
BIORECLAMATIONIVT, LLC (4)	One stop	L + 6.25%	N/A (5)	01/2021	-	(2)	-	-
BIORECLAMATIONIVT, LLC *^#	One stop	L + 6.25%	7.25%	01/2021	14,428	14,200	1.8	14,428
California Cryobank, LLC	One stop	P + 4.25%	7.75%	08/2019	22	20	-	22
California Cryobank, LLC^	One stop	L + 5.50%	6.50%	08/2019	1,550	1,541	0.2	1,550
California Cryobank, LLC	One stop	L + 5.50%	6.50%	08/2019	43	42	-	43
Certara L.P.(4)	One stop	L + 6.25%	N/A (5)	12/2018	-	(11)	-	-
Certara L.P.*^#	One stop	L + 6.25%	7.25%	12/2018	29,137	28,921	3.6	29,137
CLP Healthcare Services, Inc.^	Senior loan	L + 5.25%	6.25%	12/2020	3,974	3,936	0.5	3,974
CPI Buyer, LLC (Cole-Parmer)*^	Senior loan	L + 4.50%	5.50%	08/2021	7,760	7,532	0.9	7,606
Curo Health Services LLC#	Senior loan	L + 5.50%	6.50%	02/2022	1,975	1,959	0.2	1,968
DCA Investment Holding, LLC	One stop	P + 4.25%	7.75%	07/2021	797	782	0.1	797
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	6.25%	07/2021	19,015	18,663	2.3	19,015
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	6.25%	07/2021	13,638	13,487	1.7	13,638
Deca Dental Management LLC	One stop	L + 6.25%	7.25%	07/2020	37	36	-	37
Deca Dental Management LLC	One stop	L + 6.25%	7.25%	07/2020	506	496	0.1	506

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

June 30, 2016

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par ($),	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Shares/Units(3)	Cost	Net Assets	Value

Deca Dental Management LLC*^	One stop	L + 6.25%	7.25%	07/2020	4,158	4,106	0.5	4,158
Delta Educational Systems*(6)	Senior loan	P + 4.75%	8.25%	12/2016	1,438	1,433	-	216
Delta Educational Systems(4)(6)	Senior loan	L + 6.00%	N/A (5)	12/2016	-	-	-	(60)
Dental Holdings Corporation	One stop	P + 4.25%	7.75%	02/2020	213	203	-	213
Dental Holdings Corporation	One stop	L + 5.50%	6.50%	02/2020	7,618	7,490	0.9	7,618
Dental Holdings Corporation	One stop	L + 5.50%	6.50%	02/2020	731	718	0.1	731
Encore GC Acquisition, LLC	Senior loan	P + 4.25%	7.75%	01/2020	165	158	-	165
Encore GC Acquisition, LLC*^	Senior loan	L + 5.25%	6.25%	01/2020	4,785	4,723	0.6	4,785
eSolutions, Inc.(4)	One stop	L + 6.50%	N/A (5)	03/2022	-	(1)	-	-
eSolutions, Inc.	One stop	L + 6.50%	7.50%	03/2022	13,108	12,829	1.6	13,108
G & H Wire Company, Inc.	One stop	P + 4.50%	8.00%	12/2017	375	372	0.1	375
G & H Wire Company, Inc.*^	One stop	L + 5.75%	6.75%	12/2017	13,190	13,133	1.6	13,190
Joerns Healthcare, LLC*^	One stop	L + 5.00%	6.00%	05/2020	3,849	3,809	0.5	3,743
Katena Holdings, Inc.(4)	One stop	L + 6.25%	N/A (5)	06/2021	-	(1)	-	-
Katena Holdings, Inc.^	One stop	L + 6.25%	7.25%	06/2021	8,721	8,645	1.1	8,721
Katena Holdings, Inc.(4)	One stop	L + 6.25%	N/A (5)	06/2021	-	(7)	-	-
Lombart Brothers, Inc.	One stop	L + 6.50%	7.50%	04/2022	16	15	-	16
Lombart Brothers, Inc.	One stop	L + 6.50%	7.50%	04/2022	3,517	3,420	0.4	3,464
Maverick Healthcare Group, LLC*	Senior loan	L + 9.50%	9.25% cash/2.00% PIK	04/2017	1,921	1,912	0.2	1,921
Oliver Street Dermatology Holdings, LLC(4)	One stop	L + 6.50%	N/A (5)	05/2022	-	(1)	-	(1)
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.50%	05/2022	8,626	8,380	1.0	8,497
Oliver Street Dermatology Holdings, LLC(4)	One stop	L + 6.50%	N/A (5)	05/2022	-	(3)	-	(2)
PPT Management, LLC	One stop	L + 5.00%	6.00%	04/2020	703	695	0.1	703
PPT Management, LLC#	One stop	L + 5.00%	6.00%	04/2020	2,451	2,429	0.3	2,451
PPT Management, LLC	One stop	L + 5.00%	6.00%	04/2020	933	924	0.1	933
Premise Health Holding Corp.(4)	One stop	L + 4.50%	N/A (5)	06/2020	-	(17)	-	-
Premise Health Holding Corp.#	One stop	L + 4.50%	5.50%	06/2020	15,000	14,913	1.8	15,000
Pyramid Healthcare, Inc.#	One stop	L + 5.75%	6.75%	08/2019	1,488	1,474	0.2	1,488
Radiology Partners, Inc.(4)	One stop	L + 5.00%	N/A (5)	09/2020	-	(3)	-	-
Radiology Partners, Inc.	One stop	L + 5.00%	6.00%	09/2020	9,825	9,686	1.2	9,825
Radiology Partners, Inc.	One stop	L + 5.00%	6.00%	09/2020	1,112	1,093	0.1	1,112
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	7.50%	12/2017	97	91	-	97
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	6.00%	12/2017	2,564	2,546	0.3	2,564
RXH Buyer Corporation	One stop	P + 4.75%	8.25%	09/2021	20	17	-	12
RXH Buyer Corporation(4)	One stop	L + 5.75%	N/A (5)	09/2021	-	(49)	-	(113)
RXH Buyer Corporation*^	One stop	L + 5.75%	6.75%	09/2021	17,480	17,177	2.1	16,780
Southern Anesthesia and Surgical	One stop	L + 5.50%	6.50%	11/2017	631	627	0.1	631
Southern Anesthesia and Surgical	One stop	L + 5.50%	6.50%	11/2017	5,551	5,508	0.7	5,551
Southern Anesthesia and Surgical^	One stop	L + 5.50%	6.50%	11/2017	2,722	2,704	0.3	2,722
Spear Education, LLC(4)	One stop	L + 6.00%	N/A (5)	08/2019	-	-	-	(1)
Spear Education, LLC#	One stop	L + 6.00%	7.00%	08/2019	4,744	4,706	0.6	4,697
Spear Education, LLC	One stop	L + 6.00%	7.00%	08/2019	76	76	-	75
Summit Behavioral Holdings I, LLC(4)	One stop	L + 5.00%	N/A (5)	06/2021	-	(1)	-	-
Summit Behavioral Holdings I, LLC*	One stop	L + 5.00%	6.00%	06/2021	4,393	4,338	0.5	4,349
Summit Behavioral Holdings I, LLC(4)	One stop	L + 5.00%	N/A (5)	06/2021	-	(2)	-	(1)
Surgical Information Systems, LLC^	Senior loan	L + 3.00%	4.00%	09/2018	1,728	1,726	0.2	1,728
U.S. Anesthesia Partners, Inc.#	One stop	L + 5.00%	6.00%	12/2019	5,897	5,878	0.7	5,897
Young Innovations, Inc.*#	Senior loan	L + 4.25%	5.25%	01/2019	1,737	1,730	0.2	1,737
Young Innovations, Inc.	Senior loan	P + 3.25%	6.75%	01/2018	75	75	-	74
					283,976	279,663	34.3	281,085
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC*	Senior loan	L + 4.75%	5.75%	02/2022	2,121	2,103	0.3	2,116
Floor & Decor Outlets of America, Inc.*^	One stop	L + 6.50%	7.75%	05/2019	11,044	10,979	1.3	11,044
Plano Molding Company, LLC*^#	One stop	L + 6.00%	7.00%	05/2021	17,979	17,832	2.1	16,901
					31,144	30,914	3.7	30,061
Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC^	Senior loan	L + 4.50%	5.75%	10/2018	820	806	0.1	820

Insurance
Captive Resources Midco, LLC (4)	One stop	L + 5.75%	N/A (5)	06/2020	-	(19)	-	-
Captive Resources Midco, LLC (4)	One stop	L + 5.75%	N/A (5)	06/2020	-	(17)	-	-
Captive Resources Midco, LLC*^#	One stop	L + 5.75%	6.75%	06/2020	26,193	25,928	3.2	26,193
Higginbotham Insurance Agency, Inc.*	Senior loan	L + 5.25%	6.25%	11/2021	1,304	1,292	0.1	1,304
Internet Pipeline, Inc.(4)	One stop	L + 7.25%	N/A (5)	08/2021	-	(1)	-	-
Internet Pipeline, Inc.	One stop	L + 7.25%	8.25%	08/2022	4,923	4,804	0.6	4,923
RSC Acquisition, Inc.#	Senior loan	L + 5.25%	6.25%	11/2022	631	625	0.1	631
					33,051	32,612	4.0	33,051
Leisure, Amusement, Motion Pictures and Entertainment
NFD Operating, LLC	One stop	L + 7.00%	N/A (5)	06/2021	-	-	-	-
NFD Operating, LLC*	One stop	L + 7.00%	8.25%	06/2021	2,349	2,314	0.3	2,325
NFD Operating, LLC(4)	One stop	L + 7.00%	N/A (5)	06/2021	-	(2)	-	(1)
Self Esteem Brands, LLC(4)	Senior loan	L + 4.00%	N/A (5)	02/2020	-	(3)	-	-
Self Esteem Brands, LLC^	Senior loan	L + 4.00%	5.00%	02/2020	3,287	3,275	0.4	3,287
Teaching Company, The(4)	One stop	L + 6.25%	N/A (5)	08/2020	-	(1)	-	-
Teaching Company, The	One stop	L + 6.25%	7.25%	08/2020	18,974	18,738	2.3	18,974

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

June 30, 2016

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par ($),	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Shares/Units(3)	Cost	Net Assets	Value

Titan Fitness, LLC	One stop	L + 7.00%	8.25%	09/2019	1,747	1,732	0.2	1,747
Titan Fitness, LLC	One stop	L + 7.00%	8.25%	09/2019	582	543	0.1	582
Titan Fitness, LLC	One stop	P + 5.75%	9.25%	09/2019	419	405	-	419
Titan Fitness, LLC*	One stop	L + 7.00%	8.25%	09/2019	13,257	13,091	1.6	13,257
					40,615	40,092	4.9	40,590
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.	One stop	P + 7.75%	11.25%	10/2017	152	149	-	20
Benetech, Inc.*	One stop	L + 9.00%	10.25%	10/2017	4,493	4,478	0.5	3,954
					4,645	4,627	0.5	3,974
Oil and Gas
Drilling Info, Inc.(9)	One stop	L + 5.00%	N/A (5)	06/2018	-	-	-	-
Drilling Info, Inc.(9)	One stop	L + 5.00%	6.00%	06/2018	326	324	-	326
Drilling Info, Inc.^	One stop	L + 5.00%	6.00%	06/2018	872	867	0.1	872
Drilling Info, Inc.(4)(9)	One stop	L + 5.00%	N/A (5)	06/2018	-	(7)	-	-
					1,198	1,184	0.1	1,198
Personal and Non-Durable Consumer Products
Georgica Pine Clothiers, LLC(4)	One stop	L + 5.50%	N/A (5)	11/2021	-	(1)	-	-
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	6.50%	11/2021	5,750	5,647	0.7	5,750
The Hygenic Corporation(4)	Senior loan	L + 5.00%	N/A (5)	10/2019	-	(4)	-	-
The Hygenic Corporation*	Senior loan	P + 4.00%	7.50%	10/2020	3,251	3,214	0.4	3,251
Massage Envy, LLC(4)	One stop	L + 7.25%	N/A (5)	09/2018	-	(7)	-	-
Massage Envy, LLC*	One stop	L + 7.25%	8.50%	09/2018	15,151	15,009	1.8	15,151
Orthotics Holdings, Inc(4)(7)	One stop	L + 5.00%	N/A (5)	02/2020	-	(1)	-	(7)
Orthotics Holdings, Inc*#(7)	One stop	L + 5.00%	6.00%	02/2020	1,377	1,364	0.2	1,308
Orthotics Holdings, Inc(4)	One stop	L + 5.00%	N/A (5)	02/2020	-	(13)	-	(70)
Orthotics Holdings, Inc	One stop	L + 5.00%	6.00%	02/2020	139	128	-	77
Orthotics Holdings, Inc*#	One stop	L + 5.00%	6.00%	02/2020	8,396	8,319	1.0	7,976
Team Technologies Acquisition Company(4)	Senior loan	L + 5.00%	N/A (5)	12/2017	-	(1)	-	(3)
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	6.25%	12/2017	4,745	4,727	0.6	4,698
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	6.75%	12/2017	874	868	0.1	872
					39,683	39,249	4.8	39,003
Personal, Food and Miscellaneous Services
Focus Brands Inc.*^	Second lien	L + 9.00%	10.25%	08/2018	9,000	8,961	1.1	9,000
Ignite Restaurant Group, Inc (Joe's Crab Shack)^	One stop	L + 7.00%	8.00%	02/2019	4,577	4,535	0.6	4,577
PetVet Care Centers LLC(4)	Senior loan	L + 4.75%	N/A (5)	12/2019	-	(9)	-	-
PetVet Care Centers LLC^	Senior loan	L + 4.75%	5.75%	12/2020	1,222	1,205	0.2	1,222
PetVet Care Centers LLC^	Senior loan	L + 4.75%	5.75%	12/2020	5,851	5,763	0.7	5,851
Vetcor Professional Practices LLC	One stop	L + 6.25%	7.25%	04/2021	63	58	-	60
Vetcor Professional Practices LLC*^#	One stop	L + 6.25%	7.25%	04/2021	29,117	28,569	3.5	28,825
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%	N/A (5)	04/2021	-	(2)	-	(2)
Vetcor Professional Practices LLC*	One stop	L + 6.25%	7.25%	04/2021	969	958	0.1	959
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%	N/A (5)	04/2021	-	(52)	-	(24)
Vetcor Professional Practices LLC#	One stop	L + 6.25%	7.25%	04/2021	289	286	-	286
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%	N/A (5)	04/2021	-	(17)	-	(9)
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.00%	N/A (5)	11/2020	-	(1)	-	-
Veterinary Specialists of North America, LLC	One stop	L + 5.00%	6.00%	11/2020	64	55	-	64
Veterinary Specialists of North America, LLC*	One stop	L + 5.00%	6.00%	11/2020	2,702	2,685	0.3	2,702
					53,854	52,994	6.5	53,511
Printing and Publishing
Market Track, LLC*	One stop	L + 7.00%	8.00%	10/2019	2,180	2,160	0.3	2,180
Market Track, LLC	One stop	L + 7.00%	8.00%	10/2019	1,288	1,281	0.1	1,288
Market Track, LLC#	One stop	L + 7.00%	8.00%	10/2019	2,146	2,131	0.3	2,146
Market Track, LLC	One stop	L + 7.00%	8.00%	10/2019	983	963	0.1	983
Market Track, LLC*^#	One stop	L + 7.00%	8.00%	10/2019	28,677	28,407	3.5	28,677
					35,274	34,942	4.3	35,274
Retail Stores
CVS Holdings I, LP	One stop	P + 5.25%	8.75%	08/2020	23	19	-	23
CVS Holdings I, LP*^#	One stop	L + 6.25%	7.25%	08/2021	20,421	20,071	2.5	20,421
CVS Holdings I, LP^	One stop	L + 6.25%	7.25%	08/2021	1,918	1,886	0.2	1,918
Cycle Gear, Inc.(4)	One stop	L + 6.50%	N/A (5)	01/2020	-	(19)	-	-
Cycle Gear, Inc.^	One stop	L + 6.50%	7.50%	01/2020	10,559	10,393	1.3	10,559
Cycle Gear, Inc.(4)	One stop	L + 6.50%	N/A (5)	01/2020	-	(9)	-	-
DTLR, Inc.*^	One stop	L + 6.50%	7.50%	10/2020	11,423	11,325	1.4	11,423
Elite Sportswear, L.P.	Senior loan	P + 3.75%	7.25%	03/2020	176	171	-	165
Elite Sportswear, L.P.	Senior loan	L + 5.00%	6.00%	03/2020	2,828	2,786	0.3	2,785
Elite Sportswear, L.P.	Senior loan	L + 5.25%	6.25%	03/2020	1,455	1,434	0.2	1,440
Express Oil Change, LLC^	Senior loan	L + 5.00%	6.00%	12/2017	480	475	0.1	475
Express Oil Change, LLC	Senior loan	L + 5.00%	6.02%	12/2017	868	852	0.1	851
Feeders Supply Company, LLC(4)	One stop	L + 5.75%	N/A (5)	04/2021	-	(1)	-	-
Feeders Supply Company, LLC	One stop	L + 5.75%	6.75%	04/2021	4,418	4,323	0.5	4,374
Feeders Supply Company, LLC	Subordinated debt	N/A	12.50% cash/7.00% PIK	04/2021	42	42	-	42
Marshall Retail Group, LLC, The	One stop	L + 6.00%	7.00%	08/2019	1,068	1,049	0.1	892
Marshall Retail Group, LLC, The(4)	One stop	L + 6.00%	N/A (5)	08/2020	-	(8)	-	(71)
Marshall Retail Group, LLC, The^#	One stop	L + 6.00%	7.00%	08/2020	12,238	12,131	1.4	11,259
Mills Fleet Farm Group LLC*	One stop	L + 5.50%	6.50%	02/2022	4,776	4,635	0.6	4,776
Paper Source, Inc.	One stop	P + 5.00%	8.50%	09/2018	203	195	-	203
Paper Source, Inc.*^#	One stop	L + 6.25%	7.25%	09/2018	12,789	12,702	1.6	12,789

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

June 30, 2016

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par ($),	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Shares/Units(3)	Cost	Net Assets	Value

Paper Source, Inc.(4)	One stop	L + 6.25%	N/A (5)	09/2018	-	(16)	-	-
RCPSI Corporation	One stop	L + 5.75%	7.17%	04/2020	30	27	-	30
RCPSI Corporation*^#	One stop	L + 5.75%	6.75%	04/2021	21,500	21,147	2.6	21,500
Sneaker Villa, Inc.*^	One stop	L + 7.75%	8.75%	12/2020	12,499	12,386	1.5	12,499
Specialty Commerce Corp.(4)	One stop	L + 6.00%	N/A (5)	07/2017	-	(2)	-	-
Specialty Commerce Corp.	One stop	L + 6.00%	7.50%	07/2017	3,765	3,754	0.5	3,765
					123,479	121,748	14.9	122,118
Telecommunications
Arise Virtual Solutions, Inc.(4)	One stop	L + 6.00%	N/A (5)	12/2018	-	(1)	-	(5)
Arise Virtual Solutions, Inc.^	One stop	L + 6.00%	7.25%	12/2018	1,401	1,391	0.1	1,317
Hosting.com Inc.	Senior loan	L + 4.50%	5.75%	12/2017	85	84	-	85
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	12/2017	737	734	0.1	737
					2,223	2,208	0.2	2,134
Textile and Leather
5.11, Inc.*^	Senior loan	L + 5.00%	6.00%	02/2020	984	978	0.1	984
SHO Holding I Corporation(4)	Senior loan	L + 4.00%	N/A (5)	10/2021	-	(1)	-	-
SHO Holding I Corporation*	Senior loan	L + 5.00%	6.00%	10/2022	2,068	2,019	0.3	2,068
					3,052	2,996	0.4	3,052
Utilities
Arcos, LLC	One stop	L + 6.50%	N/A (5)	02/2021	-	-	-	-
Arcos, LLC	One stop	L + 6.50%	7.50%	02/2021	4,025	3,950	0.5	4,025
PowerPlan Consultants, Inc.(4)	Senior loan	L + 5.25%	N/A (5)	02/2021	-	(6)	-	-
PowerPlan Consultants, Inc.*#	Senior loan	L + 5.25%	6.25%	02/2022	6,791	6,697	0.8	6,791
					10,816	10,641	1.3	10,816

Total non-controlled/non-affiliate company debt investments					$1,456,980	$1,437,890	175.6%	$1,440,102

Equity Investments (10)(11)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.2%	$1,475
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	-	-
Whitcraft LLC	Preferred stock B	N/A	N/A	N/A	1	670	0.1	1,149
Whitcraft LLC	Warrant	N/A	N/A	N/A	-	-	-	224
						2,471	0.3	2,848
Automobile
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	-	-	-	13
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	-	-	-	13
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	-	-	-	104
Polk Acquisition Corp.	LP interest	N/A	N/A	N/A		144	-	144
						144	-	274
Beverage, Food and Tobacco
Atkins Nutritionals, Inc	LLC interest	N/A	N/A	N/A	57	746	0.3	2,632
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	541
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	-	157	-	242
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	9	964	0.2	1,694
Hopdoddy Holdings, LLC	LLC interest	N/A	N/A	N/A	27	130	-	53
Hopdoddy Holdings, LLC	LLC interest	N/A	N/A	N/A	12	36	-	15
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	739
Northern Brewer, LLC	LLC interest	N/A	N/A	N/A	438	362	-	60
Purfoods, LLC	LLC interest	N/A	N/A	N/A	381	381	-	381
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	0.1	486
Rubio's Restaurants, Inc.	Preferred stock A	N/A	N/A	N/A	2	945	0.3	2,626
Tate's Bake Shop, Inc.	LP interest	N/A	N/A	N/A	462	428	0.1	499
Uinta Brewing Company	LP interest	N/A	N/A	N/A	462	462	-	14
United Craft Brews LLC	LP interest	N/A	N/A	N/A	1	657	0.1	657
						6,708	1.3	10,639

Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	10	1,020	0.1	1,229

Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	-	73	-	80
Flexan, LLC	Common stock	N/A	N/A	N/A	1	-	-	4
						73	-	84
Containers, Packaging and Glass
Packaging Coordinators, Inc.(7)	Common stock	N/A	N/A	N/A	25	2,065	0.4	3,198
Packaging Coordinators, Inc.	Common stock	N/A	N/A	N/A	48	1,563	0.8	6,168
						3,628	1.2	9,366

Diversified Conglomerate Manufacturing
Chase Industries, Inc.	LLC units	N/A	N/A	N/A	1	1,186	0.2	1,387
Inventus Power, Inc	Preferred stock	N/A	N/A	N/A	-	370	-	153
Inventus Power, Inc	Common stock	N/A	N/A	N/A	-	-	-	-
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	-	160	-	-
						1,716	0.2	1,540

Diversified Conglomerate Service
Actiance, Inc.	Warrant	N/A	N/A	N/A	398	95	-	98
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	341	0.1	513
Bomgar Corporation	Common stock	N/A	N/A	N/A	-	108	-	108
Bomgar Corporation	Common stock	N/A	N/A	N/A	72	1	-	1
Daxko, LLC	LLC units	N/A	N/A	N/A	219	219	0.1	510
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	-	154	-	41

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

June 30, 2016

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par ($),	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Shares/Units(3)	Cost	Net Assets	Value

HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	-	348	-	339
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	180	-	-	77
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	-	-
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	0.1	418
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	263	0.1	432
Steelwedge Software, Inc.	Warrant	N/A	N/A	N/A	36,575	76	-	84
TA MHI Buyer, Inc.	Preferred stock	N/A	N/A	N/A	-	202	-	230
Vendavo, Inc.	Preferred stock A	N/A	N/A	N/A	827	827	0.1	951
Vitalyst, LLC	Common stock	N/A	N/A	N/A	1	7	-	-
Vitalyst, LLC	Preferred stock A	N/A	N/A	N/A	-	61	-	45
						308	-	308
						3,538	0.5	4,155
Electronics
Diligent Corporation	Preferred stock	N/A	N/A	N/A		83	-	83
ECI Acquisition Holdings, Inc.	Common stock	N/A	N/A	N/A	9	872	0.1	1,147
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	134	-	130
SEI, Inc.	LLC units	N/A	N/A	N/A	340	340	0.1	381
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	14	-	-
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	-	122	-	-
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	1	567	0.1	673
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	235	6	-	115
Syncsort Incorporated	Preferred stock	N/A	N/A	N/A	90	226	-	263
						2,364	0.3	2,792

Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	1,446	0.3	1,957
MyWebGrocer, Inc.	Preferred stock	N/A	N/A	N/A	71	165	-	262
						1,611	0.3	2,219

Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	614	0.1	588
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	579	0.1	579
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	-	6	-	6
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	-	-
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	0.1	590
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	64	-	197
BIORECLAMATIONIVT, LLC	LLC interest	N/A	N/A	N/A	-	365	-	365
California Cryobank, LLC	LLC units	N/A	N/A	N/A	-	28	-	31
California Cryobank, LLC	LLC units	N/A	N/A	N/A	-	-	-	-
Certara L.P.	LP interest	N/A	N/A	N/A	-	635	0.1	1,168
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	8,637	864	0.1	924
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	87	9	-	87
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	357	-	375
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	775	775	0.1	1,046
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	182	-	200
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	-	-	36
G & H Wire Company, Inc	LP interest	N/A	N/A	N/A	102	102	-	112
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	-	5	0.1	364
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	-	481	0.1	582
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	-	417	0.1	505
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	-	458	-	33
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	-	387	0.1	381
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	-	106	-	106
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	-	274
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	-	249	0.1	329
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	234	234	-	234
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	-	254
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	-	129
Reliant Pro ReHab, LLC	Preferred stock A	N/A	N/A	N/A	2	183	0.1	1,034
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	683	0.1	531
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	487	0.1	570
Spear Education, LLC	LLC units	N/A	N/A	N/A	-	62	-	64
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	-	36
SSH Corporation	Common stock	N/A	N/A	N/A	-	40	-	141
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	496
U.S. Renal Care, Inc.	LP interest	N/A	N/A	N/A	1	2,665	0.4	3,406
Young Innovations, Inc.	LLC units	N/A	N/A	N/A	-	236	0.1	620
						12,788	2.0	16,393

Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	-	-	175
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	43	1	-	33
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	-	98	0.1	110
						99	0.1	318

Leisure, Amusement, Motion Pictures and Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	578
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	7	712	0.1	740
						1,424	0.2	1,318
Personal and Non-Durable Consumer Products
C.B. Fleet Company, Incorporated	LLC units	N/A	N/A	N/A	2	134	-	237
Georgica Pine Clothiers, LLC	LLC interest	N/A	N/A	N/A	11	106	-	116
Hygenic Corporation, The	LP interest	N/A	N/A	N/A	1	61	-	166
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	1,131
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	-	114	0.1	289
						1,164	0.2	1,939

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

June 30, 2016

(In thousands)

		Spread					Percentage
	Investment	Above	Interest	Maturity	Principal / Par ($),	Amortized	of	Fair
	Type	Index (1)	Rate(2)	Date	Shares/Units(3)	Cost	Net Assets	Value

Personal, Food and Miscellaneous Services
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	114	-	135
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	-	161	-	181
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	85	85	0.1	452
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	766	525	0.1	526
						885	0.2	1,294
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	-	240	0.1	257
Market Track, LLC	Preferred stock	N/A	N/A	N/A	-	145	-	210
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	-	266
						530	0.1	733
Retail Stores
Barcelona Restaurants, LLC	LP interest	N/A	N/A	N/A	1,996	-	0.6	5,228
Cycle Gear, Inc.	LLC interest	N/A	N/A	N/A	19	248	-	346
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	-	-	-
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	97	-	-
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	-	83	-	103
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	-	232
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	2	155	-	155
Feeders Supply Company, LLC	Common stock	N/A	N/A	N/A	-	-	-	-
Marshall Retail Group LLC, The	LLC units	N/A	N/A	N/A	15	154	-	39
Paper Source, Inc.	Common stock	N/A	N/A	N/A	8	1,387	0.2	1,514
RCP PetPeople LP	LP interest	N/A	N/A	N/A	889	889	0.2	1,556
RCPSI Corporation	LLC interest	N/A	N/A	N/A	455	455	0.1	419
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	581
						3,960	1.2	10,173

Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	-	303	0.1	342
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	151	3	-	140
						306	0.1	482

Total non-controlled/non-affiliate company equity investments						$44,429	8.3%	$67,796

Total non-controlled/non-affiliate company investments					$1,456,980	$1,482,319	183.9%	$1,507,898

Non-controlled affiliate company investments (12)
Debt investments
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc. (7)	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	$1,080	$1,044	0.1%	$999
Competitor Group, Inc.*#(7)	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	9,113	8,671	1.1	8,430
					10,193	9,715	1.2	9,429

Total non-controlled affiliate company debt investments					$10,193	$9,715	1.2%	$9,429

Equity Investments (10)(11)
Leisure, Amusement, Motion Pictures and Entertainment
Competitor Group, Inc. (7)	LLC interest	N/A	N/A	N/A	1	$714	-%	$-
Competitor Group, Inc.*#(7)	Preferred stock	N/A	N/A	N/A	4	4,226	-	118
Competitor Group, Inc.*#(7)	Common stock	N/A	N/A	N/A	27	-	-	-
						4,940	-	118

Total non-controlled affiliate company equity investments						$4,940	-%	$118

Total non-controlled affiliate company investments					$10,193	$14,655	1.2%	$9,547

Controlled affiliate company investments(13)
Debt investments
Investment Funds and Vehicles
Senior Loan Fund LLC (7)	Subordinated debt	L + 8.00%	8.44%	05/2020	$82,114	$82,114	9.9%	$81,292

Total controlled affiliate company debt investments					$82,114	$82,114	9.9%	$81,292

Equity investments
Investment Funds and Vehicles
Senior Loan Fund LLC (7)	LLC interest	N/A	N/A	N/A	31,339	$31,339	3.6%	$29,772

Total controlled affiliate company equity investments						$31,339	3.6%	$29,772

Total controlled affiliate company investments					$82,114	$113,453	13.5%	$111,064

Total investments					$1,549,287	$1,610,427	198.6%	$1,628,509

Cash, Restricted Cash and Cash Equivalents
Cash and Restricted Cash						$12,793	1.6%	$12,793
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)						2,698	0.3	2,698
BNY Mellon US Dollar Liquidity Fund Institutional Shares (CUSIP G1206E235)						21,935	2.7	21,935
US Bank Money Market Account (CUSIP 8AMMF0176)						3,027	0.4	3,027
US Bank Money Market Account (CUSIP 9AMMF05B2)						21,441	2.6	21,441
Total Cash, Restricted Cash and Cash Equivalents						$61,894	7.6%	$61,894

Total Investments and Cash, Restricted Cash and Cash Equivalents						$1,672,321	206.2%	$1,690,403

See Notes to Consolidated Financial Statements

Golub Capital BDC, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) - (continued)

June 30, 2016

(In thousands)

*	Denotes that all or a portion of the loan secures the notes offered in the 2010 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan collateralizes the Credit Facility (as defined in Note 7).
(1)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at June 30, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at June 30, 2016.
(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(5)	The entire commitment was unfunded at June 30, 2016. As such, no interest is being earned on this investment.
(6)	Loan was on non-accrual status as of June 30, 2016, meaning that the Company has ceased recognizing interest income on the loan.
(7)	The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(8)	The headquarters of this portfolio company is located in Canada.
(9)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire one stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(10)	Non-income producing securities.
(11)	Ownership of certain equity investments may occur through a holding company or partnership.
(12)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the company as the Company along with affiliated entities owns five percent or more of the portfolio company's securities.
(13)	As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the three months ended June 30, 2016 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

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

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries in its consolidated financial statements. The Company does not consolidate its non-controlling interest in Senior Loan Fund LLC (“SLF”). See further description of the Company’s investment in SLF in Note 4.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2016, interest income included $2,210 and $5,896, respectively, of accretion of discounts. For the three and nine months ended June 30, 2015, interest income included $2,587 and $6,077, respectively, of accretion of discounts. For the three and nine months ended June 30, 2016, the Company received loan origination fees of $3,257 and $8,048, respectively. For the three and nine months ended June 30, 2015, the Company received loan origination fees of $4,990 and $10,197, respectively.

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

For the three and nine months ended June 30, 2016, the Company recorded PIK income of $335 and $650, respectively, and received PIK payments in cash of $4 and $4, respectively. For the three and nine months ended June 30, 2015, the Company recorded PIK income of $252 and $1,067, respectively, and received PIK payments in cash of $86 and $465, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three and nine months ended June 30, 2016, fee income included $3 and $570, respectively, of prepayment premiums. For the three and nine months ended June 30, 2015, fee income included $14 and $714, respectively, of prepayment premiums.

For the three and nine months ended June 30, 2016, the Company received interest and fees in cash, which excludes capitalized loan origination fees, in the amounts of $28,694 and $83,438 respectively. For the three and nine months ended June 30, 2015, the Company received interest and fees in cash, which excludes capitalized loan origination fees, in the amounts of $27,639 and $79,156, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended June 30, 2016, the Company recorded dividend income of $1,179 and $3,364, respectively, and return of capital distributions of $2,969 and $5,127. For the three and nine months ended June 30, 2015, the Company recorded dividend income of $492 and $887, respectively, and return of capital distributions of $34 and $42.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $1,326 and $6,487 as of June 30, 2016 and September 30, 2015, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to pay a 4% excise tax on such income. To the extent that the Company determines that it’s estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2016, $0 and $333, respectively, was recorded for U.S. federal excise tax. For the three and nine months ended June 30, 2015, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through June 30, 2016. The 2013 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board declares a cash distribution, then stockholders who participate in the DRIP will have their cash distribution reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. The Company may use newly issued shares under the guidelines of the DRIP (if the Company’s shares are trading at a premium to net asset value) or the Company may purchase shares in the open market in connection with the obligations under the plan. In particular, if the Company’s shares are trading at a discount to net asset value (“NAV”) and the Company is otherwise permitted under applicable law to purchase such shares, the Company intends to purchase shares in the open market in connection with any obligations under the DRIP.

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

Share repurchase plan: The Company has a share repurchase program (the “Program”) which allows the Company to repurchase up to $50,000 of the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2016 and the Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Company did not make any repurchases of its common stock during the three and nine months ended June 30, 2016.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2016 and September 30, 2015, the Company had deferred debt issuance costs of $6,051 and $7,624, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three and nine months ended June 30, 2016 was $977 and $3,227, respectively. Amortization expense for the three and nine months ended June 30, 2015 was $1,117 and $3,252, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of June 30, 2016 and September 30, 2015, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $174 and $174, respectively.

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

For the three and nine months ended June 30, 2016, the Income Incentive Fee incurred was $1,750 and $2,877, respectively. For the three and nine months ended June 30, 2015, the Income Incentive Fee incurred was $1,651 and $3,803, respectively.

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

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the three and nine months ended June 30, 2016 and 2015 was $0. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through June 30, 2016, the Company has not made any Capital Gain Incentive Fee payments. For the three and nine months ended June 30, 2016 the Company accrued a capital gain incentive fee under GAAP of $561 and $1,385. For the three and nine months ended June 30, 2015, the Company accrued a capital gain incentive fee under GAAP of $732 and $1,909, respectively.

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

Included in accounts payable and accrued expenses is $531 and $606 as of June 30, 2016 and September 30, 2015, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies and rating agency fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash.

Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2016 were $715 and $2,094, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2015 were $224 and $681, respectively.

As of June 30, 2016 and September 30, 2015, included in accounts payable and accrued expenses were $344 and $554, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

During the three and nine months ended June 30, 2016, the Company sold $29,369 and $144,515, respectively, of investments and unfunded commitments to SLF at fair value and recognized $258 and $1,011, respectively, of net realized gains. During the three and nine months ended June 30, 2015, the Company sold $102,776 and $201,977, respectively, of investments and unfunded commitments to SLF at fair value and recognized $902 and $1,685, respectively, of net realized gains.

On June 22, 2016, the Company entered into an unsecured revolving credit facility with the Investment Adviser (the “Adviser Revolver”), with a maximum credit limit of $20,000 and expiration date of June 22, 2019. Refer to Note 7 for discussion of the Adviser Revolver.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 4.	Investments

Investments as of June 30, 2016 and September 30, 2015 consisted of the following:

	As of June 30, 2016			As of September 30, 2015
		Amortized	Fair		Amortized	Fair
	Par	Cost	Value	Par	Cost	Value
Senior secured	$176,730	$174,752	$174,608	$199,573	$197,189	$197,329
One stop	1,250,856	1,233,710	1,235,496	1,153,450	1,137,654	1,134,222
Second lien	37,838	37,394	37,461	39,924	39,464	39,774
Subordinated debt	1,749	1,749	1,966	1,707	1,707	1,715
Subordinated notes in SLF (1)	82,114	82,114	81,292	76,563	76,563	76,563
LLC equity interests in SLF (1)	N/A	31,339	29,772	N/A	23,222	22,373
Equity	N/A	49,369	67,914	N/A	41,515	57,808
Total	$1,549,287	$1,610,427	$1,628,509	$1,471,217	$1,517,314	$1,529,784

(1)	SLF's proceeds from the subordinated notes and LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of June 30, 2016		As of September 30, 2015
Amortized Cost:
United States
Mid-Atlantic	$372,955	23.1%	$400,538	26.4%
Midwest	340,010	21.1	288,923	19.0
West	250,735	15.6	245,455	16.2
Southeast	426,044	26.5	376,243	24.8
Southwest	117,244	7.3	92,714	6.1
Northeast	101,806	6.3	113,441	7.5
Canada	1,633	0.1	-	-
Total	$1,610,427	100.0%	$1,517,314	100.0%

Fair Value:
United States
Mid-Atlantic	$366,393	22.5%	$395,779	25.9%
Midwest	348,852	21.4	292,826	19.1
West	249,923	15.3	250,264	16.4
Southeast	431,663	26.5	376,653	24.6
Southwest	119,997	7.4	95,524	6.2
Northeast	110,033	6.8	118,738	7.8
Canada	1,648	0.1	-	-
Total	$1,628,509	100.0%	$1,529,784	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value were as follows:

	As of June 30, 2016		As of September 30, 2015
Amortized Cost:
Aerospace and Defense	$64,399	4.0%	$87,245	5.7%
Automobile	24,546	1.5	15,451	1.0
Banking	17,347	1.1	17,059	1.1
Beverage, Food and Tobacco	162,337	10.1	133,352	8.8
Broadcasting and Entertainment	1,475	0.1	1,485	0.1
Buildings and Real Estate	25,173	1.6	31,039	2.0
Chemicals, Plastics and Rubber	73	0.0 *	6,166	0.4
Containers, Packaging and Glass	19,850	1.2	31,429	2.1
Diversified Conglomerate Manufacturing	70,808	4.4	66,939	4.4
Diversified Conglomerate Service	256,630	15.9	209,454	13.8
Electronics	146,137	9.1	134,487	8.9
Finance	-	-	10,056	0.7
Grocery	17,712	1.1	21,670	1.4
Healthcare, Education and Childcare	292,451	18.2	227,871	15.0
Home and Office Furnishings, Housewares and Durable Consumer	30,914	1.9	25,102	1.7
Hotels, Motels, Inns, and Gaming	806	0.1	-	-
Insurance	32,711	2.0	31,407	2.1
Investment Funds and Vehicles	113,453	7.0	99,785	6.6
Leisure, Amusement, Motion Pictures and Entertainment	56,171	3.5	60,696	4.0
Mining, Steel, Iron and Non-Precious Metals	4,627	0.3	4,968	0.3
Oil and Gas	1,184	0.1	1,241	0.1
Personal and Non-Durable Consumer Products	40,413	2.5	35,021	2.3
Personal, Food and Miscellaneous Services	53,879	3.3	49,873	3.3
Printing and Publishing	35,472	2.2	32,791	2.2
Retail Stores	125,708	7.8	170,100	11.2
Telecommunications	2,208	0.1	2,315	0.2
Textiles and Leather	2,996	0.2	5,195	0.3
Utilities	10,947	0.7	5,117	0.3
Total	$1,610,427	100.0%	$1,517,314	100.0%

	As of June 30, 2016		As of September 30, 2015
Fair Value:
Aerospace and Defense	$59,733	3.7%	$84,370	5.5%
Automobile	24,873	1.5	15,627	1.0
Banking	17,440	1.1	17,177	1.1
Beverage, Food and Tobacco	166,691	10.2	135,937	8.9
Broadcasting and Entertainment	1,490	0.1	1,496	0.1
Buildings and Real Estate	25,644	1.6	31,277	2.0
Chemicals, Plastics and Rubber	84	0.0 *	6,241	0.4
Containers, Packaging and Glass	25,698	1.6	32,553	2.1
Diversified Conglomerate Manufacturing	70,820	4.3	67,337	4.4
Diversified Conglomerate Service	259,864	16.0	212,411	13.9
Electronics	147,791	9.1	136,161	8.9
Finance	-	-	10,290	0.7
Grocery	18,433	1.1	21,843	1.4
Healthcare, Education and Childcare	297,478	18.3	228,136	14.9
Home and Office Furnishings, Housewares and Durable Consumer	30,061	1.8	23,750	1.6
Hotels, Motels, Inns, and Gaming	820	0.1	-	-
Insurance	33,369	2.0	31,694	2.1
Investment Funds and Vehicles	111,064	6.8	98,936	6.5
Leisure, Amusement, Motion Pictures and Entertainment	51,455	3.2	59,032	3.9
Mining, Steel, Iron and Non-Precious Metals	3,974	0.2	4,999	0.3
Oil and Gas	1,198	0.1	1,256	0.1
Personal and Non-Durable Consumer Products	40,942	2.5	36,119	2.4
Personal, Food and Miscellaneous Services	54,805	3.4	50,629	3.3
Printing and Publishing	36,007	2.2	33,019	2.2
Retail Stores	132,291	8.1	176,633	11.5
Telecommunications	2,134	0.1	2,294	0.1
Textiles and Leather	3,052	0.2	5,271	0.3
Utilities	11,298	0.7	5,296	0.4
Total	$1,628,509	100.0%	$1,529,784	100.0%

* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Senior Loan Fund LLC:

The Company co-invests with RGA Reinsurance Company (“RGA”) in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of SLF must be approved by the SLF investment committee consisting of two representatives of each of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described in Note 6.

SLF is capitalized with subordinated notes and LLC equity interest subscriptions from its members. As of June 30, 2016 and September 30, 2015, the Company and RGA owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests. SLF’s profits and losses are allocated to the Company and RGA in accordance with their 87.5% and 12.5%, respectively, ownership interests. Additionally, SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”), which as of June 30, 2016 allowed SLF II to borrow up to $300,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

As of June 30, 2016 and September 30, 2015, SLF had the following commitments from its members:

	As of June 30, 2016		As of September 30, 2015
	Committed	Funded (1)	Committed	Funded (1)
Subordinated note commitments (2)	$160,000	$93,844	$160,000	$87,500
LLC equity commitments (2)	40,000	35,816	40,000	26,540
Total	$200,000	$129,660	$200,000	$114,040

(1)	Funded subordinated note commitments are presented net of repayments subject to recall and funded LLC equity commitments are presented net of return of capital distributions subject to recall.
(2)	Commitments presented are combined for the Company and RGA.

As of June 30, 2016 and September 30, 2015, SLF had total assets at fair value of $357,743 and $323,395, respectively. As of June 30, 2016 and September 30, 2015, SLF did not have any investments on non-accrual status. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of June 30, 2016 and September 30, 2015, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $26,835 and $30,840, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of June 30, 2016 and September 30, 2015:

	As of	As of
	June 30,	September 30,
	2016	2015
Senior secured loans (1)	$356,334	$320,583
Weighted average current interest rate on senior secured loans (2)	6.0%	5.8%
Number of borrowers in SLF	64	62
Largest portfolio company investment (1)	$13,083	$12,734
Total of five largest portfolio company investments (1)	$61,968	$59,917

(1)	At principal/par amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal/par amount.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Loan Portfolio as of June 30, 2016
				Current
			Maturity	Interest		Principal/Par	Fair
Portfolio Company	Business Description	Security Type	Date	Rate (1)		Amount	Value (2)
5.11, Inc.(3)	Textiles and Leather	Senior loan	02/2020	6.0%		$3,137	$3,137
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,950	1,936
Advanced Pain Management Holdings, Inc.,	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		6,805	6,736
Advanced Pain Management Holdings, Inc.,	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		466	461
Advanced Pain Management Holdings, Inc.(4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A	(5)	-	(12)
AG Kings Holdings Inc.(3)	Grocery	Senior loan	04/2020	7.3		6,168	6,168
Aimbridge Hospitality, LLC(3)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		5,063	5,063
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0		4,892	4,818
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8		3,990	3,990
Arise Virtual Solutions, Inc.(3)	Telecommunications	Senior loan	12/2018	7.3		10,957	10,299
Arise Virtual Solutions, Inc.(3)(4)	Telecommunications	Senior loan	12/2018	N/A	(5)	-	(34)
Atkins Nutritionals, Inc(3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		5,664	5,664
Atrium Innovations	Personal and Non Durable Consumer Products	Senior loan	02/2021	4.3		3,494	3,402
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,881	1,674
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5		10,694	10,694
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8		4,960	4,960
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	12/2021	5.8		7,651	7,651
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5		4,847	4,810
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		8,699	8,699
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		4,384	4,384
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		2,473	2,473
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		807	807
CPI Buyer, LLC (Cole-Parmer)(3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,820	5,704
Curo Health Services LLC(3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		5,925	5,905
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0		10,173	8,851
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0		1,000	652
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5		4,579	4,442
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5		255	224
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2017	5.0		2,146	2,125
Express Oil Change, LLC(3)	Retail Stores	Senior loan	12/2017	6.0		4,909	4,860
Express Oil Change, LLC(4)	Retail Stores	Senior loan	12/2017	N/A	(5)	-	(5)
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	02/2020	7.3		5,032	5,027
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,930	3,661
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3		6,106	6,106
Hygenic Corporation, The (3)	Personal and Non Durable Consumer Products	Senior loan	10/2020	7.5		4,481	4,481
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.0		2,354	2,354
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.0		110	110
Joerns Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	05/2020	6.0		9,622	9,358
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		6,852	6,852
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		598	598
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		538	538
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3		3,791	3,791
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3		179	179
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		2,239	2,239
Mediaocean LLC(3)	Diversified/Conglomerate Service	Senior loan	08/2022	5.8		2,978	2,978
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.5		3,877	3,877
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.5		424	424
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	7.5		352	352
Packaging Coordinators, Inc.(3)	Containers, Packaging and Glass	Senior loan	08/2021	6.8		11,909	11,909
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.5		2,003	1,923
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.6		241	212
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,960	1,027
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		1,471	1,471
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		5,910	5,910
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		1,222	1,222
PowerPlan Holdings, Inc.(3)	Utilities	Senior loan	02/2022	6.3		11,997	11,997
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		13,059	13,059
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		11,921	11,921
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2019	6.8		8,375	8,375
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0		6,152	6,090
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.0		7,083	7,083

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Loan Portfolio as of June 30, 2016 (continued)
				Current
			Maturity	Interest	Principal/Par	Fair
Portfolio Company	Business Description	Security Type	Date	Rate (1)	Amount	Value (2)
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.0	802	802
Reliant Pro ReHab, LLC(3)	Healthcare, Education and Childcare	Senior loan	06/2017	6.0	3,358	3,358
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3	3,742	3,742
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3	172	172
Rubio's Restaurants, Inc (3)	Beverage, Food and Tobacco	Senior loan	11/2018	6.0	5,057	5,057
Rug Doctor LLC	Personal and Non Durable Consumer Products	Senior loan	06/2018	6.3	8,509	8,509
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.5	2,811	2,811
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8	3,731	3,731
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	6.0	3,905	3,862
SEI, Inc.	Electronics	Senior loan	07/2021	5.8	8,733	8,733
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0	7,105	7,105
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	5.9	4,894	4,868
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	5.9	32	32
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	953	953
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Systems Maintenance Services Holding, Inc.(3)	Electronics	Senior loan	10/2019	5.0	2,396	2,396
Tate's Bake Shop, Inc.(3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0	2,963	2,963
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	4,582	4,406
Transaction Data Systems, Inc.(3)	Diversified/Conglomerate Service	Senior loan	06/2021	6.3	4,511	4,511
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.5	9	9
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,932	2,305
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0	4,869	4,869
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0	36	36
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	3,814	3,814
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2018	6.8	268	264
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8	5,295	5,295
					$356,334	$350,565

(1)	Represents the weighted average annual current interest rate as of June 30, 2016. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at June 30, 2016. As such, no interest is being earned on this investment.

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

The Company has committed to fund $140,000 of subordinated notes and $35,000 of LLC equity interest subscriptions to SLF. The amortized cost, net of principal repayments that are subject to recall, and fair value of the subordinated notes held by the Company was $82,114 and $81,292, respectively, as of June 30, 2016, and $76,563 and $76,563, respectively, as of September 30, 2015. As of June 30, 2016, the subordinated notes pay a weighted average interest rate of three-month London Interbank Offered Rate (“LIBOR”) plus 8.0%. For the three and nine months ended June 30, 2016, the Company earned interest income on the subordinated notes of $1,799 and $5,192, respectively. For the three and nine months ended June 30, 2015, the Company earned interest income on the subordinated notes of $1,056 and $2,258, respectively.

As of June 30, 2016 and September 30, 2015, $31,339 and $23,222 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and nine months ended June 30, 2016, the Company received $1,068 and $2,971 in dividend income from the SLF LLC equity interests, respectively. For the three and nine months ended June 30, 2015, the Company received $418 and $732 in dividend income from the SLF LLC equity interests, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

See below for certain summarized financial information for SLF as of June 30, 2016 and September 30, 2015 and for the three and nine months ended June 30, 2016 and 2015:

	As of June 30, 2016	As of September 30, 2015
Selected Balance Sheet Information:
Investments, at fair value	$350,565	$317,623
Cash and other assets	6,393	5,772
Receivable from investments sold	785	-
Total assets	$357,743	$323,395

Senior credit facility	$231,550	$212,300
Unamortized debt issuance costs (1)	(1,336)	(2,464)
Other liabilities	599	489
Total liabilities	230,813	210,325
Subordinated notes and members' equity	126,930	113,070
Total liabilities and members' equity	$357,743	$323,395

(1)	On October 1, 2015, SLF adopted ASU 2015-03 which requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability rather than as an asset. Adoption of ASU 2015-03 requires the changes to be applied retrospectively.

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Selected Statement of Operations Information:
Interest income	$5,695	$3,091	$16,699	$6,732
Fee income	-	-	22	4
Total investment income	5,695	3,091	16,721	6,736

Interest expense	4,016	2,162	11,775	4,678
Administrative service fee	127	70	327	166
Other expenses	35	29	110	77
Total expenses	4,178	2,261	12,212	4,921
Net investment income	1,517	830	4,509	1,815

Net realized gains (losses) on investments	-	9	(430)	9
Net change in unrealized appreciation (depreciation) on investments, subordinated notes and secured borrowings	591	(383)	(1,505)	(755)
Net increase (decrease) in net assets	$2,108	$456	$2,574	$1,069

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5.	Transactions with Affiliated Companies

An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. A controlled affiliate is generally a portfolio company in which the Company owns more than 25% of the portfolio company’s outstanding voting securities. Transactions related to our investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2016 and 2015 were as follows:

	For the nine months ended June 30, 2016
Portfolio	Fair value at	Purchases(1)	Redemptions	Sales	Transfer in (out)	Discount	Net unrealized	Fair value at	Net realized	Interest and	Dividend
Company	September 30, 2015	(cost)	(cost)	(cost)	(cost)	accretion	gains / (losses)	June 30, 2016	gains / (losses)	fee income	income
Controlled Affiliates
Senior Loan Fund LLC *	$98,936	$20,440	$(6,773)	$-	$-	$-	$(1,539)	$111,064	$-	$5,192	$2,971
Non-Controlled Affiliates
Barcelona Restaurants, LLC (2)	5,523	-	(1,995)	-	(4,871)	-	1,343	-	2,722	-	-
Competitor Group, Inc. (3)	-	149	-	-	13,743	50	(4,395)	9,547	-	337	-
Total Controlled and
Non-Controlled Affiliates	$104,459	$20,589	$(8,768)	$-	$8,872	$50	$(4,591)	$120,611	$2,722	$5,529	$2,971

*	Together with RGA, the Company co-invests through SLF. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owns more than 25% of the voting securities of SLF, the Company does not believe that it has control over SLF for purposes of the 1940 Act or otherwise.

(1)	Purchases at cost includes amounts related to PIK capitalized and added to the principal balance of the respective loans.

(2)	During the three months ended December 31, 2015, a portion of the Company's investment was sold diluting the Company's ownership to less than five percent of the portfolio company's voting securities.
Effective as of and for periods subsequent to December 31, 2015, the Company no longer classified the portfolio company as a non-controlled affiliate company.

(3)	During the three months ended March 31, 2016, the Company's ownership increased to over five percent of the portfolio company's voting securities as a result of a partial debt to equity conversion.

	For the nine months ended June 30, 2015
Portfolio	Fair value at	Purchases(1)	Redemptions	Sales	Transfer in (out)	Discount	Net unrealized	Fair value at	Net realized	Interest and	Dividend
Company	September 30, 2014	(cost)	(cost)	(cost)	(cost)	accretion	gains / (losses)	June 30, 2015	gains / (losses)	fee income	income
Controlled Affiliates
Senior Loan Fund LLC *	$34,831	$52,831	$-	$-	$-	$-	$203	$87,865	$-	$2,258	$732
Non-Controlled Affiliates
Barcelona Restaurants, LLC	3,080	-	-	-	-	-	727	3,807	-	-	-
Total Controlled and
Non-Controlled Affiliates	$37,911	$52,831	$-	$-	$-	$-	$930	$91,672	$-	$2,258	$732

*	Together with RGA, the Company co-invests through SLF. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owns more than 25% of the voting securities of SLF (even though these "voting securities" do not afford the Company the right to elect directors of SLF or any other special rights), the Company does not believe that it has control over SLF for purposes of the 1940 Act or otherwise.
(1)	Purchases at cost includes amounts related to PIK capitalized and added to the principal balance of the respective loans.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 6.	Fair Value Measurements

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2016 and 2015. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2016 and September 30, 2015, with the exception of money market funds included in cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs of the fair value hierarchy.

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

All secured borrowings as of June 30, 2016 and September 30, 2015 were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

The following tables present fair value measurements of the Company’s investments and secured borrowings and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2016 and September 30, 2015:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of June 30, 2016:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$1,530,823	$1,530,823
Equity investments(1)	-	-	67,914	67,914
Money market funds (1)(2)	49,101	-	-	49,101
Investment measured at NAV (3)(4)	-	-	-	29,772
Total assets:	$49,101	$-	$1,598,737	$1,677,610
Secured borrowings:	$-	$-	$326	$326

As of September 30, 2015:	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$-	$-	$1,449,603	$1,449,603
Equity investments(1)	-	-	57,808	57,808
Money market funds (1)(2)	77,346	-	-	77,346
Investment measured at NAV (3)(4)	-	-	-	22,373
Total assets:	$77,346	$-	$1,507,411	$1,607,130
Secured borrowings:	$-	$-	$355	$355

(1)	Refer to the consolidated schedules of investments for further details.
(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the consolidated statements of financial condition.
(3)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of financial condition.
(4)	Represents the Company's investment in LLC equity interests in SLF. The fair value of this investment has been estimated using the NAV of the Company's ownership interest in members' capital.

The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2016 and 2015 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held as of June 30, 2016 was $1,820 and $1,353, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2015 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held as of June 30, 2015 was $4,075 and $7,871, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the nine months ended June 30, 2016 and 2015:

	For the nine months ended June 30, 2016
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings

Fair value, beginning of period	$1,449,603	$57,808	$1,507,411	$355

Net change in unrealized appreciation (depreciation) on investments	4,081	2,249	6,330	-
Net change in unrealized appreciation (depreciation) on secured borrowings	-	-	-	(1)
Net realized gain (loss) on investments	(5,724)	5,464	(260)	-
Proceeds from (funding of) revolving loans, net	2,624	-	2,624	-
Fundings of investments	449,237	11,422	460,659	-
PIK interest	689	-	689	-
Proceeds from principal payments and sales of portfolio investments	(375,583)	(9,029)	(384,612)	-
Repayments on secured borrowings	-	-	-	(29)
Accretion of discounts and amortization of premiums	5,896	-	5,896	1
Fair value, end of period	$1,530,823	$67,914	$1,598,737	$326

	For the nine months ended June 30, 2015
	Debt Investments	Equity Investments (1)	Total Investments (1)	Secured Borrowings

Fair value, beginning of period	$1,292,851	$45,519	$1,338,370	$389

Net change in unrealized appreciation (depreciation) on investments	(1,535)	4,634	3,099	-
Net change in unrealized appreciation (depreciation) on secured borrowings	-	-	-	(1)
Net realized gain (loss) on investments	(1,229)	5,732	4,503	-
Proceeds from (funding of) revolving loans, net	2,865	-	2,865	-
Fundings of investments	647,577	6,962	654,539	-
PIK interest	748	-	748	-
Proceeds from principal payments and sales of portfolio investments	(453,821)	(7,694)	(461,515)	-
Repayments on secured borrowings	-	-	-	(26)
Accretion of discounts and amortization of premiums	6,077	-	6,077	1
Fair value, end of period	$1,493,533	$55,153	$1,548,686	$363

(1)	The changes in Level 3 Equity investments presented for the nine months ended June 30, 2015 have been restated to exclude certain investments that are measusred at fair value using the NAV in accordance with the retrospective application of the Company’s adoption of ASU 2015-07.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments and secured borrowings as of June 30, 2016 and September 30, 2015.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans (1)(2)	$155,367	Market rate approach	Market interest rate	4.0% - 33.3% (6.7%)
		Market comparable companies	EBITDA multiples	6.0x - 17.5x (11.7x)
	19,085	Market comparable	Broker/dealer bids or quotes	N/A

Subordinated Notes of SLF	$81,292	Discounted cash flow analysis	Discount rate	8.2%

One stop loans (1)(3)(4)	$1,230,583	Market rate approach	Market interest rate	5.5% - 22.8% (7.8%)
		Market comparable companies	EBITDA multiples (6)	4.0x - 18.0x (11.4x)
			Revenue multiples (6)	2.0x - 4.3x (3.7x)
	3,743	Market comparable	Broker/dealer bids or quotes	N/A

Subordinated and second lien loans (1)	$39,427	Market rate approach	Market interest rate	9.0% - 19.5% (11.1%)
		Market comparable companies	EBITDA multiples	6.5x - 12.0x (10.3x)
	-	Market comparable	Broker/dealer bids or quotes	N/A

Equity securities (5)	$67,914	Market comparable companies	EBITDA multiples (6)	5.0x - 20.0x (10.8x)
			Revenue multiples (6)	2.0x - 4.0x (3.3x)

Liabilities:
Secured borrowings (7)	$326	Market rate approach	Market interest rate	6.0%
		Market comparable companies	EBITDA multiples	16.0x

(1)	The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of March 31, 2016 was determined using the market rate approach.
(2)	Excludes $156 of non-accrual loans at fair value, which the Company valued on a liquidation basis.
(3)	Excludes $1,170 of non-accrual loans at fair value, which the Company valued on a liquidation basis.
(4)	The Company valued $1,120,679 and $109,904 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(5)	Excludes $29,772 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.
(6)	The Company valued $64,177 and $3,737 of equity investments using EBITDA and revenue multiples, respectively.
(7)	The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market (comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of March 31, 2016 was determined using the market rate approach.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of June 30, 2016 and September 30, 2015. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of June 30, 2016		As of September 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt	$862,050	$859,463	$813,250	$815,087

Note 7.	Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of June 30, 2016, the Company’s asset coverage for borrowed amounts was 234.5% (excluding the SBA debentures).

Debt Securitizations: On July 16, 2010, the Company completed a $300,000 term debt securitization, which was subsequently increased to $350,000 (as amended, “2010 Debt Securitization”). The notes (“2010 Notes”) offered in the 2010 Debt Securitization were issued by the 2010 Issuer, a subsidiary of Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), a direct subsidiary of the Company, and the Class A 2010 Notes and Class B 2010 Notes are secured by the assets held by the 2010 Issuer. The 2010 Debt Securitization consists of $203,000 of Aaa/AAA Class A 2010 Notes, $12,000 face amount of Class B 2010 Notes and $135,000 face amount of Subordinated 2010 Notes that do not bear interest. The Class A 2010 Notes and Class B 2010 Notes are included in the June 30, 2016 and September 30, 2015 consolidated statements of financial condition as debt of the Company. As of June 30, 2016 and September 30, 2015, the Subordinated 2010 Notes were eliminated in consolidation.

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

As of June 30, 2016 and September 30, 2015, there were 80 and 78 portfolio companies with a total fair value of $333,768 and $310,622, respectively, securing the 2010 Notes. The pool of loans in the 2010 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the 2010 Debt Securitization is based on three-month LIBOR, which as of June 30, 2016 was 0.6%. For the three and nine months ended June 30, 2016 and 2015, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2016	2015	2016	2015
Stated interest expense	$1,309	$1,113	$3,726	$3,306
Amortization of debt issuance costs	30	227	360	678
Total interest and other debt financing expenses	$1,339	$1,340	$4,086	$3,984
Cash paid for interest expense	$1,305	$1,093	$3,590	$3,289
Annualized average stated interest rate	2.4%	2.1%	2.3%	2.1%
Average outstanding balance	$215,000	$215,000	$215,000	$215,000

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A and B 2010 Notes are as follows:

Description	Class A 2010 Notes	Class B 2010 Notes

Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$203,000	$12,000
Moody's Rating	"Aaa"	"Aa"
S&P Rating	"AAA"	"AA"
Interest Rate	LIBOR + 1.74%	LIBOR + 2.40%
Stated Maturity	July 20, 2023	July 20, 2023

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer, a wholly-owned subsidiary of the Company, and are secured by a diversifed portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization consists of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. The Company retained all of the Class C 2014 Notes and LLC equity interests totaling $37,500 and $119,069, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the June 30, 2016 and September 30, 2015 consolidated statements of financial condition as debt of the Company. As of June 30, 2016 and September 30, 2015, the Class C 2014 Notes and LLC equity interests were eliminated in consolidation.

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

As of June 30, 2016 and September 30, 2015, there were 79 and 71 portfolio companies with a total fair value of $384,127 and $382,077, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR, which as of June 30, 2016 was 0.6%. For the three and nine months ended June 30, 2016 and 2015, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2016	2015	2016	2015
Stated interest expense	$1,558	$1,308	$4,415	$3,879
Amortization of debt issuance costs	160	159	480	477
Total interest and other debt financing expenses	$1,718	$1,467	$4,895	$4,356
Cash paid for interest expense	$1,550	$1,299	$4,225	$4,595
Annualized average stated interest rate	2.5%	2.1%	2.4%	2.1%
Average outstanding balance	$246,000	$246,000	$246,000	$246,000

The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1, A-2 and B 2014 Notes are as follows:

Description	Class A-1 2014 Notes	Class A-2 2014 Notes	Class B 2014 Notes

Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$191,000	$20,000	$35,000
Moody's Rating	"Aaa"	"Aaa"	"Aa2"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 1.75%	LIBOR + 1.95%	LIBOR + 2.50%
Stated Maturity	April 25, 2026	April 25, 2026	April 25, 2026

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350,000 and the maximum amount that a single SBIC licensee may issue is $150,000. On February 11, 2016, the SBA approved SBIC V’s application for an additional $75,000 of debenture commitments bringing SBIC V’s total debenture commitments up to $150,000. As of June 30, 2016, SBIC IV and SBIC V, our consolidated SBIC subsidiaries, had $150,000 and $105,000, respectively, of outstanding SBA-guaranteed debentures, respectively that mature between March 2021 and September 2026, leaving incremental borrowing capacity of $45,000 for SBIC V under present SBIC regulations. As of September 30, 2015, SBIC IV and SBIC V had $150,000 and $75,000 of outstanding SBA-guaranteed debentures, respectively that mature between March 2021 and September 2025.

The interest rate on $225,000 of outstanding debentures as of June 30, 2016 is fixed at an average annualized interest rate of 3.7%. The annualized interim financing rate on the remaining $30,000 of outstanding debentures was 1.9% as June 30, 2016. For the three and nine months ended June 30, 2016 and 2015, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2016	2015	2016	2015
Stated interest expense	$2,140	$1,929	$6,284	$5,756
Amortization of debt issuance costs	455	486	1,386	1,449
Total interest and other debt financing expenses	$2,595	$2,415	$7,670	$7,205
Cash paid for interest expense	$-	$-	$4,083	$3,791
Annualized average stated interest rate	3.6%	3.6%	3.6%	3.7%
Average outstanding balance	$241,967	$212,838	$230,883	$210,113

Revolving Credit Facility: On July 21, 2011, Funding, a wholly-owned subsidiary of the Company, entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which as of June 30, 2016 allowed Funding to borrow up to $200,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

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

As of June 30, 2016 and September 30, 2015, the Company had outstanding debt under the Credit Facility of $146,050 and $127,250, respectively. For the three and nine months ended June 30, 2016, the Company had borrowings on the Credit Facility of $93,300 and $248,550 and repayments on the Credit Facility of $94,800 and $229,750, respectively. For the three and nine months ended June 30, 2015, the Company had borrowings on the Credit Facility of $225,250 and $335,350 and repayments on the Credit Facility of $168,600 and $221,400, respectively.

For the three and nine months ended June 30, 2016 and 2015, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2016	2015	2016	2015
Stated interest expense	$953	$556	$2,629	$1,064
Facility fees	78	108	288	557
Amortization of debt issuance costs	332	185	967	516
Total interest and other debt financing expenses	$1,363	$849	$3,884	$2,137
Cash paid for interest expense and facility fees	$1,019	$631	$2,866	$1,481
Annualized average stated interest rate	2.7%	2.5%	2.7%	2.5%
Average outstanding balance	$139,817	$89,232	$131,251	$57,447

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

For the three and nine months ended June 30, 2016 and 2015, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2016	2015	2016	2015
Stated interest expense	$-	$-	$-	$-
Facility fees	-	9	2	28
Amortization of debt issuance costs	-	61	34	132
Total interest and other debt financing expenses	$-	$70	$36	$160
Cash paid for interest expense and facility fees	$-	$9	$2	$28
Annualized average stated interest rate	N/A	N/A	N/A	N/A
Average outstanding balance	$-	$-	$-	$-

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

On June 22, 2016, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $20,000 and expiration date of June 22, 2019. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”), which was 0.6% as of June 30, 2016. As of June 30, 2016, the Company had no outstanding debt under the Adviser Revolver, and the Adviser Revolver was not outstanding as of September 30, 2015. For the three and nine months ended June 30, 2016, the annualized average stated interest rate was 0.7% on average outstanding borrowings of $104, interest expense was an amount less than $1 and cash paid for interest was an amount less than $1. For the three and nine months ended June 30, 2016, the Company had borrowings on the Adviser Revolver of $9,500 and repayments on the Adviser Revolver of $9,500. The Adviser Revolver was not outstanding for the three and nine months ended June 30, 2015.

The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility, Revolver and Adviser Revolver) for the three and nine months ended June 30, 2016 was $842,888 and $823,169, respectively. The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility and Revolver) for the three and nine months ended June 30, 2015 was $763,070 and $728,560, respectively.

For the three and nine months ended June 30, 2016, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.3% and 3.3%, respectively. For the three and nine months ended June 30, 2015, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.2% and 3.3%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2016 is as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

2010 Debt Securitization	$215,000	$-	$-	$-	$215,000
2014 Debt Securitization	246,000	-	-	-	246,000
SBA debentures	255,000	-	-	20,000	235,000
Credit Facility	146,050	-	-	146,050	-
Adviser Revolver	-	-	-	-	-

Total borrowings	$862,050	$-	$-	$166,050	$696,000

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of June 30, 2016 and September 30, 2015, the Company recognized secured borrowings at fair value of $326 and $355, respectively, and the fair values of the loans that are associated with these secured borrowings was $1,198 and $1,256, respectively. These secured borrowings were the result of the Company’s completion of partial sales of one stop loans associated with one portfolio company that did not meet the definition of a “participating interest”. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings.

During the three and nine months ended June 30, 2016, there were no partial loan sales, no fundings on revolving and delayed draw secured borrowings and repayments on secured borrowings totaled $8 and $29. During the three and nine months ended June 30, 2015, there were no partial loan sales, no fundings on revolving and delayed draw secured borrowings and repayments on secured borrowings totaled $9 and $26, respectively.

For the three and nine months ended June 30, 2016, the effective annualized average interest rate on secured borrowings, which includes amortization of original issuance costs, was 4.6% and 4.6%, interest expense was $3 and $11 and amortization of original issue discount was $1 and $1, respectively. For the three and nine months ended June 30, 2015, the effective annualized average interest rate on secured borrowings, which includes amortization of original issuance costs, was 4.5% and 4.5%, interest expense was $1 and $9 and amortization of original issue discount was an amount less than $1 and $1, respectively.

Note 8.	Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $94,996 and $121,545 under various undrawn revolvers and other credit facilities as of June 30, 2016 and September 30, 2015, respectively. As described in Note 4, the Company had commitments of up to $61,547 and $75,215 to SLF as of June 30, 2016 and September 30, 2015, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the consolidated statements of financial condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of June 30, 2016 and September 30, 2015. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 9.	Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data(1):	2016	2015
Net asset value at beginning of period	$15.80	$15.55
Net increase in net assets as a result of issuance of shares (2)	0.01	-
Net increase in net assets as a result of public offering	-	0.09
Net investment income	0.93	0.90
Net realized gain (loss) on investments	(0.01)	0.10
Net change in unrealized appreciation (depreciation) on investments	0.11	0.06
Dividends and distributions declared
From net investment income	(0.96)	(0.96)
Net asset value at end of period	$15.88	$15.74

Per share market value at end of period	$18.07	$16.56
Total return based on market value(3)	19.79%	9.84%
Shares outstanding at end of period	51,623,325	51,259,434
_____________________________________________________
Listed below are supplemental data and ratios to the financial highlights:

Ratio of expenses (without incentive fees) to average net assets *	6.72%	6.57%
Ratio of incentive fees to average net assets	0.52%	0.76%
Ratio of total expenses to average net assets (4)	7.24%	7.33%
Ratio of net investment income to average net assets *	7.82%	7.69%
Total return based on average net asset value (5)*	8.70%	9.07%

Net assets at end of period	$819,981	$807,044
Average debt outstanding	$823,169	$728,560
Average debt outstanding per share	$15.95	$14.21
Asset coverage ratio (6)	234.46%	233.45%
Portfolio turnover *	32.73%	42.97%

*	Annualized for a period less than one year.
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	Net increase in net assets as a result of issuance of shares for the nine months ended June 30, 2016 is related to shares issued through the DRIP.

(3)	Total return based on market value assumes dividends are reinvested.
(4)	Expenses, other than incentive fees, are annualized for a period less than one year.
(5)	Total return based on average net asset value is calculated as (a) the net increase in net assets resulting from operations divided by (b) the daily average of total net assets.

(6)	In accordance with the 1940 Act, with certain limited exceptions (including the Company's exemptive relief related to SBA debentures), the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10.	Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2016 and 2015:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Earnings available to stockholders	$18,289	$18,288	$53,105	$51,321
Basic and diluted weighted average shares outstanding	51,513,685	50,491,035	51,399,363	48,262,048
Basic and diluted earnings per share	$0.35	$0.36	$1.03	$1.06

Note 11.	Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during three and nine months ended June 30, 2016 and 2015:

			Amount	Cash	DRIP Shares	DRIP Shares
Date Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value

Nine months ended June 30, 2016
05/03/2016	06/06/2016	06/29/2016	$0.32	$14,558	112,104	$1,926
02/02/2016	03/07/2016	03/30/2016	$0.32	$14,287	131,434	$2,155
11/17/2015	12/11/2015	12/29/2015	$0.32	$15,149	79,594	$1,267

Nine months ended June 30, 2015
05/11/2015	06/18/2015	06/29/2015	$0.32	$15,887	31,930	$505
02/03/2015	03/20/2015	03/27/2015	$0.32	$14,187	53,694	$908
11/17/2014	12/18/2014	12/29/2014	$0.32	$14,193	52,020	$885

Note 12.	Subsequent Events

On July 18, 2016, the Company entered into a Securities Purchase Agreement between the Company and an institutional investor for the sale of 1,433,486 shares of the Company’s common stock at a price per share of $17.44. Proceeds in cash of $25,000 were received and the transactions closed on July 21, 2016.

On August 3, 2016, the Company’s Board declared a quarterly dividend of $0.32 per share payable on September 29, 2016 to holders of record as of September 5, 2016.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $18.0 billion in capital under management as of June 30, 2016, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2016 and September 30, 2015, our portfolio at fair value was comprised of the following:

	As of June 30, 2016		As of September 30, 2015
	Investments	Percentage of	Investments	Percentage of
Investment	at Fair Value	Total	at Fair Value	Total
Type	(In thousands)	Investments	(In thousands)	Investments
Senior secured	$174,608	10.7%	$197,329	12.9%
One stop	1,235,496	75.9	1,134,222	74.1
Second lien	37,461	2.3	39,774	2.6
Subordinated debt	1,966	0.1	1,715	0.1
Subordinated notes in SLF (1)	81,292	5.0	76,563	5.0
LLC equity interests in SLF (1)	29,772	1.8	22,373	1.5
Equity	67,914	4.2	57,808	3.8
Total	$1,628,509	100.0%	$1,529,784	100.0%

(1)	Proceeds from the subordinated notes and limited liability company, or LLC, equity interests invested in Senior Loan Fund LLC, or SLF, were utilized by SLF to invest in senior secured loans.

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2016 and September 30, 2015, one stop loans included $109.9 million and $88.2 million, respectively, of late stage lending loans at fair value.

As of June 30, 2016 and September 30, 2015, we had debt and equity investments in 185 and 164 portfolio companies, respectively, and investments in subordinated notes and LLC equity interests in SLF.

The weighted average annualized income yield and weighted average annualized investment income yield of our income producing debt investments, which represented nearly 100% of our debt investments, for the three and nine months ended June 30, 2016 and 2015 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2016	2015	2016	2015
Weighted average annualized income yield (1)	7.6%	7.6%	7.6%	7.7%
Weighted average annualized investment income yield (2)	8.2%	8.4%	8.1%	8.3%

(1)	Represents income from interest, including subordordinated notes in SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.
(2)	Represents income from interest, including subordordinated notes in SLF, fees and amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.

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

Recent Developments

On July 18, 2016, the Company entered into a Securities Purchase Agreement between the Company and an institutional investor for the sale of 1,433,486 shares of the Company’s common stock at a price per share of $17.44. Proceeds in cash of $25.0 million were received and the transactions closed on July 21, 2016.

On August 3, 2016, our board of directors declared a quarterly distribution of $0.32 per share payable on September 29, 2016 to holders of record as of September 5, 2016.

Consolidated Results of Operations

Consolidated operating results for the three and nine months ended June 30, 2016 and 2015 are as follows:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(In thousands)			(In thousands)

Interest income	$26,858	$26,195	$663	$78,082	$76,312	$1,770
Income from accretion of discounts and origination fees	2,210	2,587	(377)	5,896	6,076	(180)
Interest income from subordinated notes of SLF	1,799	1,056	743	5,192	2,258	2,934
Dividend income	1,179	498	681	3,364	883	2,481
Fee income	60	74	(14)	834	887	(53)

Total investment income	32,106	30,410	1,696	93,368	86,416	6,952

Total expenses	16,221	15,205	1,016	45,283	42,900	2,383

Net investment income - before excise tax	15,885	15,205	680	48,085	43,516	4,569

Excise tax	-	-	-	333	-	333

Net investment income - after excise tax	15,885	15,205	680	47,752	43,516	4,236

Net realized gain (loss) on investments	(5,416)	(1,746)	(3,670)	(260)	4,503	(4,763)
Net change in unrealized appreciation (depreciation) on investments, and secured borrowings	7,820	4,829	2,991	5,613	3,302	2,311

Net income	$18,289	$18,288	$1	$53,105	$51,321	$1,784

Average earning portfolio company
investments, at fair value	$1,524,854	$1,437,003	$87,851	$1,478,618	$1,372,658	$105,960

Average debt outstanding (1)	$842,888	$763,070	$79,818	$823,169	$728,560	$94,609

(1)	For the three and nine months ending June 30, 2016 and 2015 we have excluded $0.3 million and $0.4 million, respectively, of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meetthe definition of a "participating interest", as defined in the guidance to Accounting Standards Codification, or ASC, Topic 860 - Transfers and Servicing, or ASC Topic 860.

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income increased from the three months ended June 30, 2015 to the three months ended June 30, 2016 by $1.7 million primarily as a result of an increase in income from our investments in SLF of $1.3 million.

Investment income increased from the nine months ended June 30, 2015 to the nine months ended June 30, 2016 by $7.0 million primarily as a result of an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $106.0 million and an increase in income from our investment in SLF of $5.1 million.

The annualized income yield by security type for the three and nine months ended June 30, 2016 and 2015 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2016	2015	2016	2015
Senior secured	6.3%	6.3%	6.3%	6.3%
One stop	7.6%	7.8%	7.7%	7.9%
Second lien	10.1%	9.6%	9.7%	9.5%
Subordinated debt	4.8%	8.2%	5.1%	8.2%
Subordinated notes in SLF (1)	8.5%	8.3%	8.4%	8.3%

(1) SLF's proceeds from the subordinated notes were utilized by SLF to fund senior secured loans.

Annualized income yields on one stop loans have declined for the three and nine months ended June 30, 2016 compared to the three and nine months ended June 30, 2015 primarily due to a continued general trend of interest rate compression on new investments. Due to the limited number of second lien and subordinated debt investments, quarterly income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment. The increase in the annualized income yield on second lien investments was driven by a contractual rate change on one investment representing 24% of the $37.5 million, at fair value, of second lien investments held. As of June 30, 2016, we have four remaining second lien investments and two remaining subordinated debt investments shown in the Consolidated Schedule of Investments.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(In thousands)			(In thousands)

Interest and other debt financing expenses	$6,042	$5,025	$1,017	$17,356	$14,601	$2,755
Amortization of debt issuance costs	977	1,117	(140)	3,227	3,252	(25)
Base management fee	5,567	5,226	341	16,286	14,902	1,384
Income Incentive Fee	1,750	1,651	99	2,877	3,803	(926)
Capital gain incentive fee accrued under GAAP	561	732	(171)	1,385	1,909	(524)
Professional fees	692	741	(49)	2,123	2,210	(87)
Administrative service fee	531	575	(44)	1,643	1,766	(123)
General and administrative expenses	101	138	(37)	386	457	(71)

Total expenses	$16,221	$15,205	$1,016	$45,283	$42,900	$2,383

Interest and other debt financing expenses increased by $1.0 million from the three months ended June 30, 2015 to the three months ended June 30, 2016 primarily due to an increase in the weighted average of outstanding borrowings from $763.1 million for the three months ended June 30, 2015 to $842.9 million for the three months ended June 30, 2016 and an increase in the average London Interbank Offered Rate, or LIBOR, which is the index that determines the interest rate on our floating rate liabilities. The increase in our debt was primarily driven by an increase in our use of debt under our Small Business Administration, or SBA, debentures through our small business investment companies, or SBICs, which had outstanding balances of $255.0 million as of June 30, 2016 and $220.8 million as of June 30, 2015 as well as under the senior secured revolving credit facility, or the Credit Facility, entered into by Golub Capital BDC Funding LLC, or Funding, our wholly-owned subsidiary, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which increased to an outstanding balance of $146.1 million as of June 30, 2016 from an outstanding balance of $141.3 million as of June 30, 2015. The effective annualized average interest rate on our outstanding debt increased slightly to 3.3% for the three months ended June 30, 2016 from 3.2% for the three months ended June 30, 2015 primarily due to the increase in LIBOR.

Interest and other debt financing expenses increased by $2.8 million from the nine months ended June 30, 2015 to the nine months ended June 30, 2016 primarily due to an increase in the weighted average of outstanding borrowings from $728.6 million for the nine months ended June 30, 2015 to $823.2 million for the nine months ended June 30, 2016. The effective annualized average interest rate on our outstanding debt remained stable at 3.3% for the nine months ended June 30, 2016 and 2015.

The base management fee increased as a result of a sequential increase in average assets from June 30, 2015 to June 30, 2016. The administrative service fee declined from the nine months ended June 30, 2015 to the nine months ended June 30, 2016 due to efficiencies gained by the Administrator in servicing a growing portfolio.

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by less than $0.1 million and decreased $0.9 million from the three and nine months ended June 30, 2015 to the three and nine months ended June 30, 2016 as the interest rate compression on new investments and the change in asset mix of our portfolio caused a decline in our Pre-Incentive Fee Net Investment Income (as defined below), expressed as a rate of return on the value of our net assets. Due to this decline, we were not fully through the catch-up provision of the Income Incentive Fee calculation. For the three months ended June 30, 2016, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 9.6% compared to 9.4% for the three months ended June 30, 2015. For the nine months ended June 30, 2016, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 5.5% compared to 7.7% for the nine months ended June 30, 2015. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash.

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement for the three and nine months ended June 30, 2016 and 2015 was $0. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement.

We recorded an accrual for capital gain incentive fee under GAAP of $0.6 million, or $0.01 per share, and $1.4 million, or $0.03 per share, for the three and nine months ended June 30, 2016, respectively. The accrual for capital gain incentive fee under GAAP was $0.7 million, or $0.02 per share, for the three months ended June 30, 2015 and $1.9 million, or $0.04 per share, for the nine months ended June 30, 2015.The decrease in the accrual for capital gain incentive fee under GAAP for the three and nine months ended June 30, 2016 from the three and nine months ended June 30, 2015 was primarily the result of the realized loss on the liquidation of one non-accrual portfolio company investment that was partially offset by unrealized appreciation of debt and equity investments.

For additional details on the liquidation of equity investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and nine months ended June 30, 2016 were $0.7 million and $2.1 million, respectively. Total expenses reimbursed by us to the Administrator for the three and nine months ended June 30, 2015 were $0.2 million and $0.7 million, respectively.

As of June 30, 2016 and September 30, 2015, included in accounts payable and accrued expenses were $0.3 million and $0.6 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2016, we recorded a net expense of $0 and $333,000, respectively, for U.S. federal excise tax. For the three and nine months ended June 30, 2015, we recorded no U.S. federal excise tax expense.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(In thousands)			(In thousands)

Net realized gain (loss) on investments	$(5,416)	$(1,746)	$(3,670)	$(260)	$4,503	$(4,763)

Net realized gain (loss)	(5,416)	(1,746)	(3,670)	(260)	4,503	(4,763)

Unrealized appreciation on investments	17,257	11,856	5,401	33,855	21,901	11,954
Unrealized (depreciation) on investments	(10,256)	(7,008)	(3,248)	(26,704)	(18,803)	(7,901)
Unrealized appreciation on investments in SLF (1)	818	-	818	-	203	(203)
Unrealized (depreciation) on investments in SLF (1)	-	(19)	19	(1,539)	-	(1,539)
Unrealized depreciation on secured borrowings	1	-	1	1	1	-

Net change in unrealized appreciation (depreciation) on investments, investments in SLF, and secured borrowings	$7,820	$4,829	$2,991	$5,613	$3,302	$2,311

(1)	Unrealized appreciation (depreciation) on investments in SLF include our investments in subordinated notes and LLC interests in SLF.

For the three months ended June 30, 2016, we had a net realized loss of $5.4 million primarily due to the realized loss on the sale of one non-accrual portfolio company investment that was partially offset by the sale of equity and debt investments. For the nine months ended June 30, 2016, we had a net realized loss of $0.3 million primarily due to the realized loss on the sale of one non-accrual portfolio company investment and the write off of one non-accrual portfolio company investment that were partially offset by the sale of, or capital gain distributions received from, five equity investments.

During the three months ended June 30, 2016, we had $17.3 million in unrealized appreciation on 114 portfolio company investments, which was offset by $10.3 million in unrealized depreciation on 143 portfolio company investments. For the nine months ended June 30, 2016, we had $33.9 million in unrealized appreciation on 135 portfolio company investments, which was offset by $26.7 million in unrealized depreciation on 138 portfolio company investments. Unrealized appreciation during the three and nine months ended June 30, 2016 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments and the reversal of prior period unrealized depreciation associated with the non-accrual portfolio company investments that were sold and written-off. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during the three and nine months ended June 30, 2016.

For the three months ended June 30, 2016, we had $0.8 million in unrealized appreciation on our investment in SLF LLC equity interests and an amount less than $0.1 million in unrealized appreciation on our investment in SLF subordinated notes. The unrealized appreciation on the SLF LLC equity interests was driven by positive credit related adjustments associated with SLF’s investment portfolio.

For the nine months ended June 30, 2016, we had $0.7 million of unrealized depreciation on our investment in SLF LLC equity interests and $0.8 million of unrealized depreciation on our investment in SLF subordinated notes. The unrealized depreciation on the SLF subordinated notes was the result of the lower yielding contractual rate compared to comparable market pricing of subordinated notes. The unrealized depreciation on the SLF LLC equity interests was driven by negative credit related adjustments associated with SLF’s investment portfolio which was partially offset by the offsetting impact of the pricing on the subordinated notes.

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

Liquidity and Capital Resources

For the nine months ended June 30, 2016, we experienced a net decrease in cash and cash equivalents of $2.3 million. During the period, cash used in operating activities was $38.7 million primarily as a result of funding of portfolio investments of $471.5 million. This was partially offset by the proceeds from principal payments and sales of portfolio investments of $387.3 million and net investment income of $47.8 million. During the same period, cash provided by investment activities of $33.3 million was driven by the decrease in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $3.1 million, primarily driven by borrowings on debt of $288.1 million that were partially offset by repayments of debt of $239.1 million and distributions paid of $44.0 million.

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

As of June 30, 2016 and September 30, 2015, we had cash and cash equivalents of $3.2 million and $5.5 million, respectively. In addition, we had restricted cash and cash equivalents of $58.7 million and $92.0 million as of June 30, 2016 and September 30, 2015, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of June 30, 2016, $49.1 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitizations and for the payment of interest expense on the notes issued in the Debt Securitizations. $5.7 million of such restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. As of June 30, 2016, $3.9 million of restricted cash and cash equivalents can be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs which are described in further detail in Note 7 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of June 30, 2016, the Credit Facility allowed Funding to borrow up to $200.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2016 and September 30, 2015, subject to leverage and borrowing base restrictions, we had approximately $53.9 million and $72.7 million, respectively, of remaining commitments and $6.3 million and $40.1 million, respectively, of availability on the Credit Facility. As of June 30, 2016 and September 30, 2015, we had $146.1 million and $127.3 million outstanding under the Credit Facility, respectively. On June 22, 2016, we entered into an unsecured revolving credit facility with GC Advisors, the Adviser Revolver, which permitted us to borrow up to $20.0 million at any one time outstanding. As of June 30, 2016, we had no amounts outstanding on the Adviser Revolver which was not outstanding as of September 30, 2015. On October 21, 2015, we terminated the $15.0 million revolving line of credit, or the Revolver, entered into by Golub Capital BDC Revolver Funding LLC, or Revolver Funding, our wholly-owned subsidiary, with PrivateBank and Trust Company. As of September 30, 2015, the Revolver allowed Revolver Funding to borrow up to $15.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2015, subject to leverage and borrowing base restrictions, we had approximately $15.0 million of remaining commitments and $2.9 million of availability on the Revolver.

On July 16, 2010, we completed the 2010 Debt Securitization, which was subsequently increased to $350 million. The notes offered in the 2010 Debt Securitization, or the 2010 Notes, were issued by the 2010 Issuer and consist of $203.0 million of Class A 2010 Notes, which bear interest at a rate of three-month LIBOR rate, plus 1.74%, $12.0 million of Class B 2010 Notes, which bear interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest. The Class A 2010 Notes and Class B 2010 Notes of the 2010 Debt Securitization are included in the June 30, 2016 and September 30, 2015 consolidated statements of financial condition as our debt and the Subordinated 2010 Notes were eliminated in consolidation.

On June 5, 2014, we completed the 2014 Debt Securitization in which the 2014 Issuer issued an aggregate of $402.6 million of notes, or the 2014 Notes, including $191.0 million of Class A-1 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.95%, $35.0 million of Class B 2014 Notes, which bear interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bear interest at a rate of three-month LIBOR plus 3.50%, and $119.1 million of LLC equity interests in the 2014 Issuer that do not bear interest. We retained all of the Class C 2014

Notes and LLC equity interests in the 2014 Issuer totaling $37.5 million and $119.1 million, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the June 30, 2016 and September 30, 2015 consolidated statements of financial condition as our debt and the Class C 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of June 30, 2016 and September 30, 2015, we had outstanding debt under the 2014 Debt Securitization of $246.0 million.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350.0 million. The maximum amount that a single SBIC licensee may issue is $150.0 million. On February 11, 2016, the SBA approved GC SBIC V, L.P.’s, or SBIC V, application for an additional $75.0 million of debenture commitments bringing SBIC V’s total debenture commitments up to $150.0 million. GC SBIC IV, L.P., or SBIC IV, and SBIC V, our consolidated SBIC subsidiaries, may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of June 30, 2016, SBIC IV and SBIC V had $150.0 million and $105.0 million of outstanding SBA-guaranteed debentures, respectively, that mature between March 2021 and September 2026, leaving incremental borrowing capacity of $45.0 million for SBIC V under present SBIC regulations. As of September 30, 2015, SBIC IV and SBIC V had $150.0 million and $75.0 million of outstanding SBA-guaranteed debentures, respectively, that mature between March 2021 and September 2025.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of June 30, 2016, our asset coverage for borrowed amounts was 234.5% (excluding the SBA debentures).

As of June 30, 2016 and September 30, 2015, we had outstanding commitments to fund investments totaling $95.0 million and $121.5 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2016 and September 30, 2015, respectively, subject to the terms of each loan’s respective credit agreement. As of June 30, 2016, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility and Adviser Revolver, and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are salable over a relatively short period to generate cash.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future securities offerings and through our dividend reinvestment plan as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition to capital not being available, it also may not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing capital generated from repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.

Portfolio Composition, Investment Activity and Yield

As of June 30, 2016 and September 30, 2015, we had investments in 185 and 164 portfolio companies, respectively, with a total fair value of $1,517.4 million and $1,430.9 million, respectively, and had investments in subordinated notes and LLC equity interests in SLF with a total fair value of $111.1 million and $98.9 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and nine months ended June 30, 2016 and 2015:

	For the three months ended June 30,				For the nine months ended June 30,
	2016		2015		2016		2015
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments

Senior secured	$27,257	17.5%	$53,593	13.3%	$99,420	20.8%	$187,204	25.8%
One stop	126,245	80.9	314,127	78.3	352,666	73.9	479,844	66.0
Subordinated debt	42	0.0 *	-	-	42	0.0 *	-	-
Subordinated notes in SLF (1)	-	-	24,307	6.1	9,620	2.0	40,275	5.5
LLC equity interests in SLF (1)	-	-	6,562	1.6	10,820	2.3	12,557	1.7
Equity securities	2,421	1.6	2,810	0.7	4,529	1.0	6,961	1.0
Total new investment commitments	$155,965	100.0%	$401,399	100.0%	$477,097	100.0%	$726,841	100.0%

*	Represents an amount less than 0.1%.
(1)	SLF's proceeds from the subordinated notes and LLC equity interests were utilized by SLF to fund senior secured loans. As of June 30, 2016, SLF funded senior secured loans to 64 different borrowers.

For the three and nine months ended June 30, 2016, we had approximately $106.2 million and $239.0 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and nine months ended June 30, 2016, we had sales of securities in 6 and 28 portfolio companies, respectively, aggregating approximately $33.2 million and $148.1 million, respectively, in net proceeds.

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

The following table shows the par, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2016 (1)			As of September 30, 2015 (1)
		Amortized	Fair		Amortized	Fair
	Par	Cost	Value	Par	Cost	Value
	(In thousands)

Senior secured:
Performing	$175,292	$173,319	$174,452	$199,573	$197,189	$197,329
Non-accrual (2)	1,438	1,433	156	-	-	-

One stop:
Performing	1,246,957	1,229,865	1,234,326	1,135,805	1,120,576	1,127,735
Non-accrual (2)	3,899	3,845	1,170	17,645	17,078	6,487

Second lien:
Performing	37,838	37,394	37,461	39,924	39,464	39,774
Non-accrual (2)	-	-	-	-	-	-

Subordinated debt:
Performing	1,749	1,749	1,966	1,707	1,707	1,715
Non-accrual (2)	-	-	-	-	-	-

Subordinated notes in SLF (3)
Performing	82,114	82,114	81,292	76,563	76,563	76,563
Non-accrual (2)	-	-	-	-	-	-

LLC equity interests in SLF (3)	N/A	31,339	29,772	N/A	23,222	22,373

Equity	N/A	49,369	67,914	N/A	41,515	57,808

Total	$1,549,287	$1,610,427	$1,628,509	$1,471,217	$1,517,314	$1,529,784

(1)	Twelve and nine of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of June 30, 2016 and September 30, 2015, respectively.
(2)	We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See "—Critical Accounting Policies—Revenue Recognition."
(3)	SLF's proceeds from the subordinated notes and LLC equity interests in SLF were utilized by SLF to fund senior secured loans.

As of June 30, 2016 and September 30, 2015, the fair value of our debt investments, including our investment in SLF subordinated notes, as a percentage of the outstanding par value was 98.8% and 98.5%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate, and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and nine months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the nine months ended June 30,
	2016	2015	2016	2015
Weighted average rate of new investment fundings (1)	7.2%	6.8%	7.0%	6.7%
Weighted average spread over LIBOR of new floating rate investment fundings (1)	6.2%	5.8%	6.0%	5.7%
Weighted average rate of new fixed rate investment fundings	10.6%	N/A	10.6%	10.8%
Weighted average fees of new investment fundings	2.1%	1.4%	1.8%	1.5%
Weighted average rate of sales and payoffs of portfolio companies (2)	6.8%	6.8%	7.1%	6.7%
Weighted average annualized income yield (3)	7.6%	7.6%	7.6%	7.7%

(1)	Excludes subordinated note investment in SLF.
(2)	Excludes exits on investments on non-accrual status.
(3)	Represents income from interest, including subordordinated note investment in SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.

As of June 30, 2016, 94.3% and 94.3% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2015, 94.2% and 94.1% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of June 30, 2016, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $24.6 million. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company. The portfolio median EBITDA excludes underlying borrowers in SLF.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2016 and September 30, 2015:

	As of June 30, 2016		As of September 30, 2015
Internal	Investments	Percentage of	Investments	Percentage of
Performance	at Fair Value	Total	at Fair Value	Total
Rating	(In thousands)	Investments	(In thousands)	Investments
5	$93,519	5.7%	$134,142	8.8%
4	1,374,463	84.4	1,298,558	84.9
3	158,788	9.8	87,687	5.7
2	1,739	0.1	9,397	0.6
1	-	-	-	-
Total	$1,628,509	100.0%	$1,529,784	100.0%

Senior Loan Fund LLC

We co-invest with RGA Reinsurance Company, or RGA, in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of SLF must be approved by the SLF investment committee consisting of two representatives of each of us and RGA (with unanimous approval required from (i) one representative of each of us and RGA or (ii) both representatives of each of us and RGA). SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business.

SLF is capitalized with subordinated notes and LLC equity interest subscriptions from its members. As of June 30, 2016, we and RGA owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests.

As of June 30, 2016 and September 30, 2015, SLF had the following commitments from its members:

	As of June 30, 2016		As of September 30, 2015
	Committed	Funded (1)	Committed	Funded (1)
	(Dollars in thousands)
Subordinated note commitments (2)	$160,000	$93,844	$160,000	$87,500
LLC equity commitments (2)	40,000	35,816	40,000	26,540
Total	$200,000	$129,660	$200,000	$114,040

(1)	Funded subordinated note commitments are presented net of repayments subject to recall and funded LLC equity commitments are presented net of return of capital distributions subject to recall.
(2)	Commitments presented are combined for us and RGA.

As of June 30, 2016, the senior secured revolving credit facility, or, as amended, the SLF Credit Facility, which SLF entered into through its wholly-owned subsidiary, Senior Loan Fund II LLC, or SLF II, allows SLF II to borrow up to $300.0 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ends May 12, 2017, and the stated maturity date is May 13, 2020. As of June 30, 2016 and September 30, 2015, SLF II had outstanding debt under the SLF Credit Facility of $231.6 million and $212.3 million, respectively.

Through the reinvestment period, the SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.25%, depending on the composition of the collateral asset portfolio, per annum. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the SLF Credit Facility.

As of June 30, 2016 and September 30, 2015, SLF had total assets at fair value of $357.7 million and $323.4 million, respectively. As of both June 30, 2016 and September 30, 2015, SLF did not have any investments on non-accrual status. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of June 30, 2016 and September 30, 2015, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $26.8 million and $30.8 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of June 30, 2016 and September 30, 2015:

	As of June 30, 2016	As of September 30, 2015
	(Dollars in thousands)
Senior secured loans (1)	$356,334	$320,583
Weighted average current interest rate on senior secured loans (2)	6.0%	5.8%
Number of borrowers in SLF	64	62
Largest portfolio company investment (1)	$13,083	$12,734
Total of five largest portfolio company investments (1)	$61,968	$59,917

(1)	At principal amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Loan Portfolio as of June 30, 2016

				Current
			Maturity	Interest		Principal/Par	Fair
Portfolio Company	Business Description	Security Type	Date	Rate (1)		Amount	Value (2)
						(In thousands)
5.11, Inc.(3)	Textiles and Leather	Senior loan	02/2020	6.0%		3,137	3,137
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,950	1,936
Advanced Pain Management Holdings, Inc.,	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		6,805	6,736
Advanced Pain Management Holdings, Inc.,	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		466	461
Advanced Pain Management Holdings, Inc.(4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A	(5)	-	(12)
AG Kings Holdings Inc.(3)	Grocery	Senior loan	04/2020	7.3		6,168	6,168
Aimbridge Hospitality, LLC(3)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		5,063	5,063
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0		4,892	4,818
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8		3,990	3,990
Arise Virtual Solutions, Inc.(3)	Telecommunications	Senior loan	12/2018	7.3		10,957	10,299
Arise Virtual Solutions, Inc.(3)(4)	Telecommunications	Senior loan	12/2018	N/A	(5)	-	(34)
Atkins Nutritionals, Inc(3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		5,664	5,664
Atrium Innovations	Personal and Non Durable Consumer Products	Senior loan	02/2021	4.3		3,494	3,402
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,881	1,674
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5		10,694	10,694
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8		4,960	4,960
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	12/2021	5.8		7,651	7,651
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5		4,847	4,810
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		8,699	8,699
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		4,384	4,384
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		2,473	2,473
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		807	807
CPI Buyer, LLC (Cole-Parmer)(3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,820	5,704
Curo Health Services LLC(3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		5,925	5,905
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0		10,173	8,851
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0		1,000	652
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5		4,579	4,442
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5		255	224
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2017	5.0		2,146	2,125
Express Oil Change, LLC(3)	Retail Stores	Senior loan	12/2017	6.0		4,909	4,860
Express Oil Change, LLC(4)	Retail Stores	Senior loan	12/2017	N/A	(5)	-	(5)
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	02/2020	7.3		5,032	5,027
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,930	3,661
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3		6,106	6,106
Hygenic Corporation, The (3)	Personal and Non Durable Consumer Products	Senior loan	10/2020	7.5		4,481	4,481
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.0		2,354	2,354
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.0		110	110
Joerns Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	05/2020	6.0		9,622	9,358
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		6,852	6,852
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		598	598
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		538	538
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3		3,791	3,791
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3		179	179
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		2,239	2,239
Mediaocean LLC(3)	Diversified/Conglomerate Service	Senior loan	08/2022	5.8		2,978	2,978
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.5		3,877	3,877
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.5		424	424
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	7.5		352	352
Packaging Coordinators, Inc.(3)	Containers, Packaging and Glass	Senior loan	08/2021	6.8		11,909	11,909
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.5		2,003	1,923
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.6		241	212
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,960	1,027
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		1,471	1,471
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		5,910	5,910
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		1,222	1,222
PowerPlan Holdings, Inc.(3)	Utilities	Senior loan	02/2022	6.3		11,997	11,997
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		13,059	13,059
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		11,921	11,921
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2019	6.8		8,375	8,375
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0		6,152	6,090
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.0		7,083	7,083

SLF Loan Portfolio as of June 30, 2016 (continued)

				Current
			Maturity	Interest	Principal/Par	Fair
Portfolio Company	Business Description	Investment Type	Date	Rate (1)	Amount	Value (2)
					(In thousands)
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.0	802	802
Reliant Pro ReHab, LLC(3)	Healthcare, Education and Childcare	Senior loan	06/2017	6.0	3,358	3,358
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3	3,742	3,742
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3	172	172
Rubio's Restaurants, Inc (3)	Beverage, Food and Tobacco	Senior loan	11/2018	6.0	5,057	5,057
Rug Doctor LLC	Personal and Non Durable Consumer Products	Senior loan	06/2018	6.3	8,509	8,509
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.5	2,811	2,811
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8	3,731	3,731
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	6.0	3,905	3,862
SEI, Inc.	Electronics	Senior loan	07/2021	5.8	8,733	8,733
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0	7,105	7,105
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	5.9	4,894	4,868
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	5.9	32	32
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	953	953
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Systems Maintenance Services Holding, Inc.(3)	Electronics	Senior loan	10/2019	5.0	2,396	2,396
Tate's Bake Shop, Inc.(3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0	2,963	2,963
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	4,582	4,406
Transaction Data Systems, Inc.(3)	Diversified/Conglomerate Service	Senior loan	06/2021	6.3	4,511	4,511
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.5	9	9
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,932	2,305
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0	4,869	4,869
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0	36	36
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	3,814	3,814
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2018	6.8	268	264
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8	5,295	5,295
					$356,334	$350,565

(1)	Represents the weighted average annual current interest rate as of June 30, 2016. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with Accounting Standards Codification, or Topic 820 – Fair Value Measurement, or ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.
(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.
(4)	The negative fair value is the result of the unfunded commitment being valued below par.
(5)	The entire commitment was unfunded at June 30, 2016. As such, no interest is being earned on this investment.

SLF Loan Portfolio as of September 30, 2015

				Current
			Maturity	Interest		Principal/Par	Fair
Portfolio Company	Business Description	Investment Type	Date	Rate (1)		Amount	Value (2)
						(In thousands)
1011778 B.C. ULC (New Red Finance/Burger King)	Beverage, Food and Tobacco	Senior loan	12/2021	3.8%		$2,271	$2,264
5.11, Inc. (3)	Textiles and Leather	Senior loan	02/2020	6.0		3,162	3,172
Acosta, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	4.3		2,978	2,938
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,965	1,951
Aderant North America, Inc.	Diversified/Conglomerate Service	Senior loan	12/2018	5.3		4,195	4,195
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		6,946	6,807
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		475	460
Advanced Pain Management Holdings, Inc. (4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A	(5)	-	(23)
Affordable Care Inc.	Personal, Food and Miscellaneous Services	Senior loan	12/2018	5.5		3,976	3,976
Aimbridge Hospitality, LLC	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		5,204	5,204
ARG IH Corporation	Beverage, Food and Tobacco	Senior loan	11/2020	4.8		4,370	4,385
Arise Virtual Solutions, Inc. (3) (4)	Telecommunications	Senior loan	12/2018	N/A	(5)	-	(23)
Arise Virtual Solutions, Inc. (3)	Telecommunications	Senior loan	12/2018	6.8		11,729	11,494
Atkins Nutritionals, Inc (3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		5,872	5,879
Atrium Innovations	Personal and Non Durable Consumer Products	Senior loan	02/2021	4.3		3,520	3,336
BJ's Wholesale Club, Inc.	Retail Stores	Senior loan	09/2019	4.5		2,957	2,934
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,895	1,729
Brickman Group Ltd. LLC	Farming and Agriculture	Senior loan	12/2020	4.0		1,980	1,954
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.4		5,630	5,630
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.4		696	696
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	5.8		4,417	4,401
Connect Merger Sub, Inc.	Telecommunications	Senior loan	04/2020	4.8		3,935	3,820
CPI Buyer, LLC (Cole-Parmer) (3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,955	5,925
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		5,970	5,990
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0		10,251	10,046
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0		1,000	946
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior loan	04/2021	4.5		2,469	2,470
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5		4,614	4,384
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	6.8		96	43
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2017	5.0		2,245	2,245
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	01/2020	6.8		5,612	5,591
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,960	3,769
GSDM Holdings Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2019	5.3		1,782	1,782
Hygenic Corporation, The (3)	Personal and Non Durable Consumer Products	Senior loan	10/2020	6.0		4,515	4,515
Integrated Supply Network, LLC (3)	Automobile	Senior loan	02/2020	6.3		12,000	12,000
Integrated Supply Network, LLC (3)	Automobile	Senior loan	02/2020	6.9		734	734
Joerns Healthcare, LLC	Healthcare, Education and Childcare	Senior loan	05/2020	6.2		9,696	9,647
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		6,906	6,906
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		254	254
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3		3,865	3,749
K&N Engineering, Inc. (3)	Automobile	Senior loan	07/2019	5.3		183	177
K&N Engineering, Inc. (3) (4)	Automobile	Senior loan	07/2019	N/A	(5)	-	(6)
Mister Car Wash Holdings, Inc.	Automobile	Senior loan	08/2021	5.0		2,970	2,971
National Veterinary Associates, Inc.	Personal, Food and Miscellaneous Services	Senior loan	08/2021	4.8		990	991
Netsmart Technologies, Inc. (3)	Diversified/Conglomerate Service	Senior loan	02/2019	6.3		10,448	10,448
Netsmart Technologies, Inc. (3)	Diversified/Conglomerate Service	Senior loan	02/2019	7.5		231	231
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3		3,912	3,912
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	7.0		147	147
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3		47	47
Octane Fitness, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	10/2018	6.5		7,718	7,718
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.8		2,037	2,037
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.9		292	292
Pasternack Enterprises, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	12/2017	6.3		1,044	1,044
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,975	1,580
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5		5,955	5,955
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5		646	646
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	6.3		12,000	12,000
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		11,921	11,921
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		283	283

SLF Loan Portfolio as of September 30, 2015 (continued)

				Current
			Maturity	Interest	Principal/Par	Fair
Portfolio Company	Business Description	Investment Type	Date	Rate (1)	Amount	Value (2)
					(In thousands)
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0	6,272	6,209
Reliant Pro ReHab, LLC (3)	Healthcare, Education and Childcare	Senior loan	06/2017	6.0	4,225	4,225
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	5.0	3,758	3,758
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3	71	71
Rubio's Restaurants, Inc (3)	Retail Stores	Senior loan	11/2018	6.0	5,095	5,095
Rug Doctor LLC (3)	Personal and Non Durable Consumer Products	Senior loan	12/2016	6.3	9,769	9,769
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	6.0	3,935	3,891
SEI, Inc.	Electronics	Senior loan	07/2021	5.8	8,799	8,711
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0	7,930	7,930
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	960	960
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	5,960	5,960
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	500	500
Syncsort Incorporated (3)	Electronics	Senior loan	03/2019	5.8	8,860	8,860
Systems Maintenance Services Holding, Inc. (3)	Electronics	Senior loan	10/2019	5.0	2,415	2,415
Take 5 Oil Change, L.L.C.	Automobile	Senior loan	07/2018	6.3	6,647	6,647
Take 5 Oil Change, L.L.C.	Automobile	Senior loan	07/2018	6.3	187	187
Tate's Bake Shop, Inc.	Beverage, Food and Tobacco	Senior loan	08/2019	5.8	2,978	2,978
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	4,651	4,651
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	5.5	4,545	4,545
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,954	2,516
WII Components, Inc. (3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	07/2018	5.3	3,008	3,008
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	4,018	4,018

					$320,583	$317,623

(1)	Represents the weighted average annual current interest rate as of September 30, 2015. All interest rates are payable in cash.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.
(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.
(4)	The negative fair value is the result of the unfunded commitment being valued below par.
(5)	The entire commitment was unfunded at September 30, 2015. As such, no interest is being earned on this investment.

We have committed to fund $140.0 million of subordinated notes and $35.0 million of LLC equity interest subscriptions to SLF. The amortized cost, net of principal repayments that are subject to recall, and fair value of the subordinated notes in SLF held by us were $82.1 million and $81.3 million, respectively, as of June 30, 2016, and $76.6 million and $76.6 million, respectively, as of September 30, 2015. The subordinated notes pay a weighted average interest rate of three-month LIBOR plus 8.0%. For the three and nine months ended June 30, 2016, we earned interest income of $1.8 million and $5.2 million, respectively, on the subordinated notes. For the three and nine months ended June 30, 2015, we earned interest income of $1.1 million and $2.3 million, respectively, on the subordinated notes. As of June 30, 2016 and September 30, 2015, $31.3 million and $23.2 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and nine months ended June 30, 2016, we received $1.1 million and $3.0 million, respectively, in dividend income from the SLF LLC equity interests. For the three and nine months ended June 30, 2015, we received $0.4 million and $0.7 million, respectively, in dividend income from the SLF LLC equity interests.

For the three and nine months ended June 30, 2016, we earned an annualized total return on our weighted average capital invested in SLF of 12.6% and 7.8%, respectively. For the three and nine months ended June 30, 2015, we earned an annualized total return on our weighted average capital invested in SLF of 8.5% and 8.6%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF subordinated notes and LLC equity interests by the combined daily average of our investments in (1) the principal of the SLF subordinated notes and (2) the NAV of the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of June 30, 2016 and September 30, 2015 and for the three and nine months ended June 30, 2016 and 2015:

	As of June 30, 2016	As of September 30, 2015
	(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$350,565	$317,623
Cash and other assets	6,393	5,772
Receivable from investments sold	785	-
Total assets	$357,743	$323,395

Senior credit facility	$231,550	$212,300
Unamortized debt issuance costs (1)	(1,336)	(2,464)
Other liabilities	599	489
Total liabilities	230,813	210,325
Subordinated notes and members' equity	126,930	113,070
Total liabilities and members' equity	$357,743	$323,395

(1)	On October 1, 2015, SLF adopted ASU 2015-03 which requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability rather than as an asset. Adoption of ASU 2015-03 requires the changes to be applied retrospectively.

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Selected Statement of Operations Information:
Interest income	$5,695	$3,091	$16,699	$6,732
Fee income	-	-	22	4
Total investment income	5,695	3,091	16,721	6,736

Interest expense	4,016	2,162	11,775	4,678
Administrative service fee	127	70	327	166
Other expenses	35	29	110	77
Total expenses	4,178	2,261	12,212	4,921
Net investment income	1,517	830	4,509	1,815

Net realized gains (losses) on investments	-	9	(430)	9
Net change in unrealized appreciation (depreciation) on investments, subordinated notes and secured borrowings	591	(383)	(1,505)	(755)
Net increase (decrease) in net assets	$2,108	$456	$2,574	$1,069

SLF has elected to fair value the subordinated notes issued to us and RGA under Accounting Standards Codification, or ASC, Topic 825 – Financial Instruments, or ASC Topic 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For each of the three and nine months ended June 30, 2016, SLF recognized an amount less than $0.1 million in unrealized appreciation and $1.0 million in unrealized depreciation on the subordinated notes, respectively. SLF did not recognize unrealized appreciation or depreciation on the subordinated notes for each of the three and nine months ended June 30, 2015.

The following table presents the difference between fair value and the aggregate contractual principal amounts of subordinated notes for which the fair value option has been elected as of June 30, 2016 and September 30, 2015:

	As of June 30, 2016			As of September 30, 2015
	(In thousands)			(In thousands)
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value

Subordinated notes	$93,844	$93,844	$92,906	$87,500	$87,500	$87,500

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of June 30, 2016 is as follows:

	Payments Due by Period (In millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

2010 Debt Securitization	$215.0	$-	$-	$-	$215.0
2014 Debt Securitization	246.0	-	-	-	246.0
SBA debentures	255.0	-	-	20.0	235.0
Credit Facility	146.1	-	-	146.1	-
Adviser Revolver	-	-	-	-	-
Unfunded commitments (1)	95.0	95.0	-	-	-
Total contractual obligations (2)	$957.1	$95.0	$-	$166.1	$696.0

(1)	Unfunded commitments represent all amounts unfunded as of June 30, 2016. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of June 30, 2016, subject to the terms of each loan's respective credit agreement.

(2)	Total contractual obligations exclude $0.3 million of secured borrowings.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2016 and September 30, 2015, we had outstanding commitments to fund investments totaling $95.0 million and $121.5 million, respectively. We have commitments of up to $61.5 million and $75.2 million to SLF as of June 30, 2016 and September 30, 2015, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into an Investment Advisory Agreement with GC Advisors. Each of Mr. Lawrence Golub, our chairman, and Mr. David Golub, our chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.

•	Golub Capital LLC provides, and other affiliates of Golub Capital have historically provided, us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.

•	We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”

•	Under a staffing agreement, or the Staffing Agreement, Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis.

•	GC Advisors serves as collateral manager to the 2010 Issuer and the 2014 Issuer under collateral management agreements and receives a fee for providing these services that is offset against the base management fee payable by us under the Investment Advisory Agreement.

•	We have entered into the Adviser Revolver with GC Advisors.

•	During calendar year 2016, the Golub Capital Employee Grant Program Rabbi Trust (the “Trust”) purchased approximately $1.5 million of shares, or 95,035 shares, of the Company, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2015, the Trust purchased approximately $16.0 million of shares, or 952,051 shares, of the Company, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2014, the Trust purchased approximately $14.5 million of shares, or 835,271 shares, of the Company, for the purpose of awarding incentive compensation to employees of Golub Capital.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2016 and 2015. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2016 and September 30, 2015, with the exception of money market funds included in cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs of the fair value hierarchy.

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

In addition, for certain debt investments, we may base our valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. We generally use the midpoint of the bid/ask range as our best estimate of fair value of such investment.

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

Valuation of Secured Borrowings

We have elected the fair value option under ASC Topic 825 relating to accounting for debt obligations at their fair value for our secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. All secured borrowings as of June 30, 2016 and September 30, 2015 were valued using Level 3 inputs under the fair value hierarchy, and our approach to determining fair value of Level 3 secured borrowings is consistent with our approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $1.3 million as of June 30, 2016 and $6.5 million as of September 30, 2015.

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

Income taxes: See “Consolidated Results of Operations – Expenses – Excise Tax Expense.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2016 and September 30, 2015, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.04% and 1.08%, respectively. In addition, the Class A and B 2010 Notes issued as a part of the 2010 Debt Securitization and the Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization have floating interest rate provisions based on three-month LIBOR that resets quarterly and the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily. As of June 30, 2016 and September 30, 2015, the weighted average LIBOR floor on the secured borrowings, which reset quarterly, was 1.00% and 1.00%, respectively. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of June 30, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

			Net increase
	Increase (decrease) in	Increase (decrease) in	(decrease) in
Change in interest rates	interest income	interest expense	investment income
	(in thousands)
Down 25 basis points	$(206)	$(1,518)	$1,312
Up 50 basis points	2,246	3,036	(790)
Up 100 basis points	9,546	6,073	3,473
Up 150 basis points	17,109	9,110	7,999
Up 200 basis points	24,674	12,146	12,528

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2016, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under the Debt Securitizations and the Credit Facility, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Unsecured revolving loan agreement, dated as of June 22, 2016, by Golub Capital BDC, Inc., as the borrower, and GC Advisors LLC, as the lender. *
31.1	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: August 3, 2016	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: August 3, 2016	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)