Form 10-K
Golub Capital BDC, Inc.
filed 2016-11-16
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
Form 10-K
______________________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
______________________________________________________________________________________________________
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

1

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant on March 31, 2016 based on the closing price on that date of $17.31 on the Nasdaq Global Select Market was approximately $891.7 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 55,059,067 shares of the registrant’s common stock outstanding as of November 16, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2016.

2

i

PART I
In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and “Golub Capital BDC” refer to Golub Capital BDC, Inc., a Delaware corporation, and its consolidated subsidiaries;

•	“Holdings” refers to Golub Capital BDC 2010-1 Holdings LLC, a Delaware limited liability company, or LLC, our direct subsidiary;

•	“2010 Issuer” refers to Golub Capital BDC 2010-1 LLC, a Delaware LLC, our indirect subsidiary;

•	“2014 Issuer” refers to Golub Capital BDC CLO 2014 LLC, a Delaware LLC, our direct subsidiary;

•	“Controlling Class” refers to the most senior class of notes then outstanding of the 2010 Issuer or the 2014 Issuer, as applicable;

•
“2010 Debt Securitization” refers to the $350.0 million term debt securitization that we completed on July 16, 2010 as most recently amended on October 20, 2016, in which the 2010 Issuer issued an aggregate of $350.0 million of notes, or the “2010 Notes,” including $205.0 million of Class A-Refi 2010 Notes, which bear interest at a rate of three-month London Interbank Offered Rate, or LIBOR, plus 1.90%, $10.0 million of Class B-Refi 2010 Notes, which bear interest at a rate of three-month LIBOR plus 2.40% and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest;

•
“2014 Debt Securitization” refers to the $402.6 million term debt securitization that we completed on June 5, 2014, in which the 2014 Issuer issued an aggregate of $402.6 million of notes, or the “2014 Notes,” including $191.0 million of Class A-1 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bore interest at a rate of three-month LIBOR plus 1.45% through December 4, 2015 and bear interest at three-month LIBOR plus 1.95% thereafter, $35.0 million of Class B 2014 Notes, which bear interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bear interest at a rate of three-month LIBOR plus 3.50%, and $119.1 million of LLC equity interests that do not bear interest;

•	“Funding” refers to Golub Capital BDC Funding, LLC, a Delaware LLC, our direct subsidiary;

•
“Credit Facility” refers to the amended and restated senior secured revolving credit facility that Funding originally entered into on July 21, 2011, as most recently amended on March 1, 2016, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender and collateral agent, that currently allows for borrowing up to $200 million and that bears interest at a rate of one-month LIBOR plus 2.25% per annum through the reinvestment period, which ends July 29, 2017, and bears interest at a rate of one-month LIBOR plus 2.75% for the period following the reinvestment period through the stated maturity date of July 30, 2020;

•	“Revolver Funding” refers to Golub Capital BDC Revolver Funding LLC, a Delaware LLC, our direct subsidiary;

•
“Revolver” refers to the $15.0 million revolving line of credit that Revolver Funding entered into on November 22, 2013 with The PrivateBank and Trust Company, or PrivateBank, as lender and administrative agent, and terminated on October 21, 2015 that bore interest, at the election of Revolver Funding, at a rate of either one-, two- or three-month LIBOR plus 3.50% per annum or PrivateBank’s prime rate plus 1.50% per annum and had a stated maturity date of November 22, 2020;

•	“Adviser Revolver” refers to the $20.0 million line of credit with GC Advisors;

•	“SBIC Funds” refers collectively to our consolidated subsidiaries, GC SBIC IV, L.P. and GC SBIC V, L.P.

•
“SLF” refers to Senior Loan Fund LLC, an unconsolidated Delaware LLC, in which we co-invest with RGA Reinsurance Company, or RGA, primarily in senior secured loans. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of SLF must be approved by representatives of each of the members (with unanimous approval required from either (i) one representative of each of us and RGA or (ii) both representatives of each of us and RGA currently). As of September 30, 2016, we owned 87.5% of both the outstanding subordinated notes and LLC equity interests of SLF. As of September 30, 2016, SLF had subordinated note commitments from its members totaling $160.0 million and LLC equity interest subscriptions from its members totaling $40.0 million. We have committed to fund $140.0 million of subordinated notes and $35.0 million of LLC equity interest subscriptions to SLF;

•	“GC Advisors” refers to GC Advisors LLC, a Delaware LLC, our investment adviser;

•	“Administrator” refers to Golub Capital LLC, a Delaware LLC, an affiliate of GC Advisors and our administrator; and

•
“Golub Capital” refers, collectively, to the activities and operations of Golub Capital Incorporated, Golub Capital LLC (formerly Golub Capital Management LLC), which entity employs all of Golub Capital’s investment professionals, GC Advisors and associated investment funds and their respective affiliates.

Item 1. Business
GENERAL
We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We were formed in November 2009 to continue and expand the business of our predecessor, Golub Capital Master Funding LLC, which commenced operations in July 2007, to make investments primarily in senior secured, one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans), second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, U.S. middle-market companies that are, in most cases, sponsored by private equity firms. We structure our one stop loans as senior secured loans, and we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of the portfolio company. In many cases, we together with our affiliates are the sole lenders of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
In this annual report on Form 10-K, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of between $10.0 million and $50.0 million annually.
Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $18.0 billion in capital under management as of September 30, 2016, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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

Our Adviser
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
About Golub Capital
Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of September 30, 2016, Golub Capital managed over $13.1 billion of invested or available capital for senior secured, one stop, second lien and subordinated loan investments in middle-market companies. Since its inception, Golub Capital has closed deals with over 200 middle-market sponsors and repeat transactions with over 130 sponsors.
Golub Capital’s middle-market lending group is managed by a four-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman and Gregory W. Cashman. As of September 30, 2016, Golub Capital’s more than 90 investment professionals had an average of over 12 years of investment experience and were supported by more than 185 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.
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

We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We may also make opportunistic loans to independently owned and publicly held middle-market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

•	annual EBITDA of $10.0 million to $75.0 million;

•	sustainable leading positions in their respective markets;

•	scalable revenues and operating cash flow;

•	experienced management teams with successful track records;

•	stable, predictable cash flows with low technology and market risks;

•	a substantial equity cushion in the form of capital ranking junior to our investment;

•	low capital expenditures requirements;

•	a North American base of operations;

•	strong customer relationships;

•	products, services or distribution channels having distinctive competitive advantages;

•	defensible niche strategy or other barriers to entry; and

•	demonstrated growth strategies.
While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be met by each prospective portfolio company.
Investment Process Overview
We view our investment process as consisting of four distinct phases described below:
Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. Golub Capital’s origination personnel are located in offices in Chicago, New York and San Francisco. Each originator maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.
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
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$93,768	5.7%	$134,142	8.8%
4	1,380,274	83.1	1,298,558	84.9
3	176,464	10.6	87,687	5.7
2	9,950	0.6	9,397	0.6
1	156	0.0 *	—	—
Total	$1,660,612	100.0%	$1,529,784	100.0%

*	Represents an amount less than 0.1%.
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
Senior Loan Fund.  We have invested in SLF, which as of September 30, 2016, consisted of a portfolio of loans to 62 different borrowers in industries similar to the companies in our portfolio. SLF invests in debt securities that are secured by a first lien on some or all of the issuer’s assets, including traditional senior debt and any related revolving or similar credit facility, in generally the same manner as our senior secured loans.
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

Investments
We seek to create a portfolio that includes primarily senior secured and one stop loans by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2016, as well as the top ten industries in which we were invested as of September 30, 2016, in each case excluding SLF, calculated as a percentage of our total investments as of such date.

Portfolio Company	Fair Value of Investments (In thousands)	Percentage of Total Investments
Atkins Nutritionals, Inc	$41,138	2.5%
Market Track, LLC	36,115	2.2
DCA Investment Holding, LLC	34,998	2.1
Vetcor Professional Practices LLC	32,243	1.9
First Watch Restaurants, Inc.	31,424	1.9
Accellos, Inc.	31,051	1.9
Certara L.P.	30,329	1.8
Integration Appliance, Inc.	30,152	1.8
Chase Industries, Inc.	28,186	1.7
NTS Technical Systems	26,746	1.6
	$322,382	19.4%

Industry	Fair Value of Investments (In thousands)	Percentage of Total Investments
Healthcare, Education and Childcare	$327,287	19.7%
Diversified/Conglomerate Service	274,198	16.5
Electronics	146,319	8.8
Beverage, Food and Tobacco	145,658	8.8
Retail Stores	137,940	8.3
Diversified/Conglomerate Manufacturing	84,306	5.1
Personal, Food and Miscellaneous Services	66,198	4.0
Aerospace and Defense	59,120	3.6
Leisure, Amusement, Motion Pictures, Entertainment	51,397	3.1
Printing and Publishing	46,814	2.8
	$1,339,237	80.7%
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
Administration
We do not have any direct employees, and our day-to-day investment operations are managed by GC Advisors. We have a chief executive officer, chief financial officer, chief compliance officer, managing director and director of corporate strategy, and to the extent necessary, our board of directors may elect to hire additional personnel going forward. Our officers are officers and/or employees of Golub Capital LLC, an affiliate of GC Advisors, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to the administration agreement, or the Administration Agreement, with the Administrator. See “Business - Management Agreements - Administration Agreement.”

MANAGEMENT AGREEMENTS
GC Advisors is located at 150 South Wacker Drive, Suite 800, Chicago, IL 60606. GC Advisors is registered as an investment adviser under the Advisers Act. All of the beneficial interests in GC Advisors are owned, indirectly, by two affiliated trusts. The trustees of those trusts are David B. Golub and David L. Finegold. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, GC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, GC Advisors:

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

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for each of the years ended September 30, 2016, 2015 and 2014 was $0. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Since inception through September 30, 2016, we have not made any Capital Gain Incentive Fee payments. For the years ended September 30, 2016, 2015 and 2014, we accrued a capital gains incentive fee payable under GAAP of $1.2 million, $2.7 million and $96,000, respectively.
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
Payment of Our Expenses
All investment professionals of GC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by GC Advisors and/or its affiliates and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Expenses.”
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
Board Approval of the Investment Advisory Agreement
At a meeting of our board of directors held in May 2016, our board of directors voted unanimously to reapprove the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•	the nature, extent and quality of services provided to us by GC Advisors;

•	the relative investment performance of us since April 1, 2015 and since our inception;

•	the fees paid by other comparable business development companies; and

•	various other matters.
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
Administration Agreement
Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2016, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
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

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:

◦	is organized under the laws of, and has its principal place of business in, the United States;

◦
is not an investment company (other than a small business investment company, or SBIC, wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

◦	satisfies either of the following:

▪
does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250.0 million market capitalization maximum; or

▪
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
Our proxy voting decisions are made by GC Advisors’ chief executive officer and president. To ensure that GC Advisors’ vote is not the product of a conflict of interest, GC Advisors requires that (1) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how GC Advisors intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, GC Advisors will disclose such conflicts to us, including our independent directors, and may request guidance from us on how to vote such proxies.
Proxy Voting Records
You may obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2016 by making a written request for proxy voting information to: Golub Capital BDC, Inc., Attention: Investor Relations, 150 South Wacker Drive, Suite 800, Chicago, IL 60606, or by calling Golub Capital BDC, Inc. collect at (312) 205-5050.
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
We and GC Advisors have submitted an exemptive application to the SEC to permit greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by GC Advisors may afford us additional investment opportunities and the ability to achieve greater diversification.

Under the terms of the relief requested by the exemptive application, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors would make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. There is no assurance that our application for exemptive relief will be granted by the SEC or that, if granted, it will be on the terms set forth above.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes a variety of regulatory requirements on companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and their insiders. Many of these requirements affect us. For example:

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
The licenses approved by the U.S. Small Business Administration, or SBA, for the SBIC Funds allow the SBIC Funds to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt, have a maturity of ten years, require semi-annual payments of interest and do not require any principal prior to maturity. Under the regulations applicable to SBICs, an SBIC may have outstanding debentures guaranteed by the SBA generally in an amount of up to twice its regulatory capital, which generally equates to the amount of its equity capital. SBIC regulations currently limit the amount that a single SBIC subsidiary may borrow to a maximum of $150.0 million, assuming that it has at least $75.0 million of equity capital. The SBICs are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants.
Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350.0 million and the maximum amount that may be issued by a single SBIC licensee is $150.0 million. As of September 30, 2016, GC SBIC IV, L.P., or SBIC IV and GC SBIC V, L.P., or SBIC V, had $150.0 million and $127.0 million of outstanding SBA guaranteed debentures, respectively.
SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBIC regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.
Under present SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” concerns, as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6.0 million and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow on investments in the company, regardless of the size of the company at the time of the follow on investment, up to the time of the company’s initial public offering, if any.
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
Election to Be Taxed as a RIC
As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends for U.S. federal income tax purposes of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our stockholders in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax, or the Excise Tax Avoidance Requirement.
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
Should failure occur; not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct dividend distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.

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
Since the economic downturn that began in mid-2007, interest rates have remained low. Because longer-term inflationary pressure is likely to result from the U.S. government’s fiscal policies and challenges during this time, we will likely experience rising interest rates, rather than falling rates, at some point in the future and have begun to see modest increases to LIBOR.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income, in particular with respect to increases from current levels to the level of the interest rate floors on certain investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the majority of amounts we have borrowed are floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
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
The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China's currency. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, and the implications of the United Kingdom’s pending withdrawal from the European Union are unclear at present. In November 2016, voters in the United States elected a new president and the implications of a new presidential administration are unclear at present. These market and economic disruptions affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies and the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of U.S. government shutdowns or further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In the course of our investing activities, we pay management and incentive fees to GC Advisors. The management fee is based on our average adjusted gross assets and the incentive fee is computed and paid on income, both of which include leverage. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our average adjusted gross assets, GC Advisors benefits when we incur debt or use leverage. Under certain circumstances, the use of leverage may increase the likelihood of default on our debt or other leverage, which would disfavor or our securityholders.
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
The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to GC Advisors, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements and the Adviser Revolver because of our desire to maintain our ongoing relationship with GC Advisors, the Administrator and their respective affiliates. Any such decision, however, would breach our fiduciary obligations to our stockholders.
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
We may, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We may also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, if an investment opportunity is appropriate for us and another similar eligible account, the opportunity will be allocated pro rata based on the relative capital available for investment of each of us and such other eligible accounts, subject to minimum and maximum investment size limits. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.
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
We may be the target of litigation.
We may be the target of securities litigation in the future, particularly if the trading price of our common stock fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.
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
In order to be subject to tax as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “Business — Taxation as a RIC.”
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC) less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2016, we had $865.2 million of outstanding borrowings, including $215.0 million outstanding under the 2010 Debt Securitization and $246.0 million outstanding under the 2014 Debt Securitization.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2016, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-22.78%	-12.79%	-2.80%	7.20%	17.19%

(1)
Assumes $1,756.5 million in total assets, $865.2 million in debt and secured borrowings outstanding and $878.8 million in net assets as of September 30, 2016 and an effective annual interest rate of 2.84% as of September 30, 2016.

Based on our outstanding indebtedness of $865.2 million as of September 30, 2016 and the effective annual interest rate of 2.84% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.40% to cover annual interest payments on the outstanding debt.
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
Under the terms of the master loan sale agreement governing the 2010 Debt Securitization, (1) we sold and/or contributed to Holdings all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such master loan sale agreement and (2) Holdings, in turn, sold and/or contributed to the 2010 Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and other consideration set forth in such master loan sale agreement. Following these transfers, the 2010 Issuer, and not Holdings or us, held all of the ownership interest in such portfolio loans and participations. As a result of the 2010 Debt Securitization, we held indirectly through Holdings, as of September 30, 2016, the Subordinated 2010 Notes as well as membership interests, which comprise 100% of the equity interests, in the 2010 Issuer and, following the October 20, 2016 refinancing of the Class B 2010 Notes, the Class B-Refi 2010 Notes. Under the terms of the loan sale agreement governing the 2014 Debt Securitization, we sold and/or contributed to the 2014 Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such loan sale agreement. Following this transfer, the 2014 Issuer held all of the ownership interest in such portfolio loans and participations. As a result of the 2014 Debt Securitization and as of September 30, 2016, we held the Class C 2014 Notes as well as all of the membership interests of the 2014 Issuer. As a result, we consolidate the financial statements of Holdings, the 2010 Issuer and the 2014 Issuer, as well as our other subsidiaries, in our consolidated financial statements.
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

The Class B-Refi 2010 Notes, Subordinated 2010 Notes and membership interests in the 2010 Issuer are subordinated obligations of the 2010 Issuer and the Class C 2014 Notes are subordinated obligations of the 2014 Issuer and we may not receive cash from the 2010 Issuer or the 2014 Issuer.
The Class B-Refi 2010 Notes are subordinated in priority of payment to the Class A-Refi 2010 Notes issued by the 2010 Issuer and are subject to certain payment restrictions set forth in the indenture governing the 2010 Notes. Therefore, Holdings only receives cash distributions on the Class B-Refi 2010 Notes if the 2010 Issuer has made all cash interest payments in respect of the issued Class A-Refi 2010 Notes, and we only receive cash distributions in respect of our indirect ownership of the 2010 Issuer to the extent that Holdings receives any cash distributions in respect of its direct ownership of the 2010 Issuer. Consequently, to the extent that the value of the 2010 Issuer’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Class B-Refi 2010 Notes at their redemption could be reduced. In addition, if the 2010 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2010 Debt Securitization, cash would be diverted from the Class B-Refi 2010 Notes to first pay the Class A-Refi 2010 Notes in amounts sufficient to cause such tests to be satisfied.
The Subordinated 2010 Notes are the most junior class of notes issued by the 2010 Issuer, are subordinated in priority of payment to every other class of notes issued by the 2010 Issuer and are subject to certain payment restrictions set forth in the indenture governing the 2010 Notes. Therefore, Holdings only receives cash distributions on the Subordinated 2010 Notes if the 2010 Issuer has made all cash interest payments to all other notes it has issued, and we only receive cash distributions in respect of our indirect ownership of the 2010 Issuer to the extent that Holdings receives any cash distributions in respect of its direct ownership of the 2010 Issuer. The Subordinated 2010 Notes are also unsecured and rank behind all of the secured creditors, known or unknown, of the 2010 Issuer, including the holders of the senior notes it has issued. Consequently, to the extent that the value of the 2010 Issuer’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Subordinated 2010 Notes at their redemption could be reduced. In addition, if the 2010 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2010 Debt Securitization, cash would be diverted from the Subordinated 2010 Notes to first pay the Class A-Refi 2010 Notes and Class B-Refi 2010 Notes in amounts sufficient to cause such tests to be satisfied.
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
The Class A-Refi 2010 Notes are the debt obligations ranking senior in right of payment to other securities issued by the 2010 Issuer in the 2010 Debt Securitization. As such, there are circumstances in which the interests of holders of the Class A-Refi 2010 Notes may not be aligned with the interests of holders of the other classes of notes issued by, and membership interests of, the 2010 Issuer. For example, under the terms of the Class A-Refi 2010 Notes, holders of the Class A-Refi 2010 Notes have the right to receive payments of principal and interest prior to holders of the Class B-Refi 2010 Notes, the Subordinated 2010 Notes and the membership interests of the 2010 Issuer.

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
For as long as the Class A-Refi 2010 Notes remain outstanding, holders of the Class A-Refi 2010 Notes comprise the Controlling Class under the 2010 Debt Securitization. If the Class A-Refi 2010 Notes are paid in full, the Class B-Refi 2010 Notes would comprise the Controlling Class under the 2010 Debt Securitization; however, there is no assurance that Holdings will continue to hold the Class B-Refi 2010 Notes, which may be transferred to a third party. For as long as the Class A 2014 Notes remain outstanding, holders of the Class A 2014 Notes comprise the Controlling Class under the 2010 Debt Securitization. If the Class A 2014 Notes are paid in full, the Class B 2014 Notes would comprise the Controlling Class under the 2014 Debt Securitization. Holders of the Controlling Class under the 2010 Debt Securitization and 2014 Debt Securitization have the right to act in certain circumstances with respect to the portfolio loans in ways that may benefit their interests but not the interests of holders of more junior classes of notes and membership interests, including by exercising remedies under the indenture in the 2010 Debt Securitization and the 2014 Debt Securitization, as applicable.
If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture for either the 2010 Debt Securitization or the 2014 Debt Securitization, the Controlling Class of such debt securitization, as the most senior class of notes then outstanding in such debt securitization will be paid in full before any further payment or distribution on the more junior classes of notes and membership interests. In addition, if an event of default under the 2010 Debt Securitization or 2014 Debt Securitization, as applicable, occurs, holders of a majority of the Controlling Class of the applicable debt securitization may be entitled to determine the remedies to be exercised under the applicable indenture, subject to the terms of such indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the 2010 Issuer, the trustee or holders of a majority of the Controlling Class may declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the 2010 Issuer. If at such time the portfolio loans were not performing well, the 2010 Issuer may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the Class B-Refi 2010 Notes or Subordinated 2010 Notes, or to pay a dividend to holders of the membership interests.
Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would include the Class B-Refi and Subordinated 2010 Notes to the extent the Class A-Refi 2010 Notes constitute the Controlling Class or the Subordinated 2010 Notes to the extent the Class B-Refi 2010 Notes constitute the Controlling Class and the Class C 2014 Notes to the extent the Class A 2014 Notes or Class B 2014 Notes constitute the Controlling Class,), and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of Holdings or us or that Holdings or we will receive any payments or distributions upon an acceleration of the notes. In a liquidation under the 2010 Debt Securitization, the Subordinated 2010 Notes will be deemed to be paid in full once the Class A-Refi 2010 Notes and Class B-Refi 2010 Notes are paid in full. In addition, under the 2010 Debt Securitization, after the Class A-Refi 2010 Notes are paid in full, Holdings will be the only remaining noteholder and may amend the indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. In a liquidation under the 2014 Debt Securitization, the Class C 2014 Notes will be subordinated to payment of the Class A 2014 Notes and Class B 2014 Notes and may not be paid in full to the extent funds remaining after payment of the Class A 2014 Notes and Class B 2014 Notes are insufficient. In addition, under the 2014 Debt Securitization, after the Class A 2014 Notes and Class B 2014 Notes are paid in full, the holder of the Class C 2014 Notes will be the only remaining noteholder and may amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. Any failure of the 2010 Issuer or the 2014 Issuer to make distributions on the notes we indirectly or directly hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to maintain our status as a RIC.

The 2010 Issuer or the 2014 Issuer may fail to meet certain asset coverage tests.
Under the documents governing the 2010 Debt Securitization, there are two asset coverage tests applicable to the Class A-Refi 2010 Notes and Class B-Refi 2010 Notes, and the documents governing the 2014 Debt Securitization provide for the same two asset coverage tests applicable to the Class A 2014 Notes, the Class B 2014 Notes and the Class C 2014 Notes.
The first such test compares the amount of interest received on the portfolio loans held by the 2010 Issuer or the 2014 Issuer, as applicable, to the amount of interest payable in respect of the Class A-Refi 2010 Notes and Class B-Refi 2010 Notes, with respect to the 2010 Issuer and the Class A 2014 Notes, the Class B 2014 Notes and the Class C 2014 Notes, with respect to the 2014 Issuer. To meet this first test, in the case of the 2010 Debt Securitization, interest received on the portfolio loans must equal at least 115% of the interest payable in respect of the notes issued by the 2010 Issuer; and, in the case of the 2014 Debt Securitization, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A 2014 Notes and Class B 2014 Notes, taken together, and at least 110% of the interest payable in respect of the Class C 2014 Notes.
The second such test compares the principal amount of the portfolio loans of the applicable debt securitization to the aggregate outstanding principal amount of the Class A-Refi 2010 Notes and Class B-Refi 2010 Notes, with respect to the 2010 Debt Securitization, and the Class A 2014 Notes, the Class B 2014 Notes and the Class C 2014 Notes, with respect to the 2014 Debt Securitization. To meet this second test at any time in the case of the 2010 Debt Securitization, the aggregate principal amount of the portfolio loans must equal at least 158% of the outstanding principal amount of the applicable 2010 Notes, taken together. To meet this second test at any time in the case of the 2014 Debt Securitization, the aggregate principal amount of the portfolio loans must equal at least 153.6% of the Class A 2014 Notes and the Class B 2014 Notes, taken together, and 136.1% of the Class C 2014 Notes.
If any asset coverage test with respect to the Class A-Refi 2010 Notes or Class B-Refi 2010 Notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the holders of the Subordinated 2010 Notes and Holdings will instead be used to redeem first the Class A-Refi 2010 Notes and then the Class B-Refi 2010 Notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation. If any asset coverage test with respect to the Class A 2014 Notes, the Class B 2014 Notes or Class C 2014 Notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the holders of the Class C 2014 Notes and the 2014 Issuer will instead be used to redeem first the Class A 2014 Notes and then the Class B 2014 Notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation.
The value of the Class B 2014 Notes could be adversely affected by a mandatory redemption because such redemption could result in the applicable notes being redeemed at par at a time when they are trading in the secondary market at a premium to their stated principal amount and when other investments bearing the same rate of interest may be difficult or expensive to acquire. A mandatory redemption could also result in a shorter investment duration than a holder of such notes may have wanted or anticipated, which could, in turn, result in such a holder incurring breakage costs on related hedging transactions. In addition, the reinvestment period under the 2010 Debt Securitization may extend through as late as July 20, 2018, which could affect the value of the collateral securing the Class B-Refi 2010 Notes, and the reinvestment period under the 2014 Debt Securitization may extend through as late as April 28, 2018, which could affect the value of the collateral securing the Class C 2014 Notes.
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
The 2010 Issuer may issue additional Subordinated 2010 Notes and the 2014 Issuer may issue additional 2014 Notes.
Under the terms of the 2010 Debt Securitization documents, the 2010 Issuer could issue additional Subordinated 2010 Notes and use the net proceeds of such issuance to purchase additional portfolio loans. Any such additional issuance, however, would require the consent of the collateral manager to the 2010 Debt Securitization and the approval of a majority of the Subordinated 2010 Notes. Among the other conditions that must be satisfied in connection with an additional issuance of Subordinated 2010 Notes, the aggregate principal amount of all additional issuances of Subordinated 2010 Notes may not exceed $97 million; the 2010 Issuer must notify each rating agency of such issuance prior to the issuance date; and the terms of the Subordinated 2010 Notes to be issued must be identical to the terms of previously issued Subordinated 2010 Notes (except that all monies due on such additional Subordinated 2010 Notes will accrue from the issue date of such notes and that the prices of such Subordinated 2010 Notes do not have to be identical to those of the initial Subordinated 2010 Notes). We do not expect to cause the 2010 Issuer to issue any additional Subordinated 2010 Notes at this time. We may amend the 2010 Debt Securitization documents from time to time, and without amendment, the 2010 Debt Securitization documents do not provide for additional issuances of Class A-Refi 2010 Notes or Class B-Refi 2010 Notes. The total purchase price for any additional Subordinated 2010 Notes that may be issued may not always equal 100% of the par value of such 2010 Notes, depending on several factors, including fees and closing expenses.
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
We own 100% of the equity interests in Funding. We consolidate the financial statements of Funding in our consolidated financial statements and treat the indebtedness of Funding as our leverage. Our interests in Funding are subordinated in priority of payment to every other obligation of Funding and are subject to certain payment restrictions set forth in the Credit Facility. We receive cash distributions on our equity interests in Funding only if Funding has made all required cash interest payments to the lenders and no default exists under the Credit Facility. We cannot assure you that distributions on the assets held by Funding will be sufficient to make any distributions to us or that such distributions will meet our expectations.
We receive cash from Funding only to the extent that we receive distributions on our equity interests in Funding. Funding may make distributions on its equity interests only to the extent permitted by the payment priority provisions of the Credit Facility. The Credit Facility generally provides that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if Funding does not meet the asset coverage tests or the interest coverage test set forth in the Credit Facility documents, cash would be diverted from us to first pay the

Lender in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash from Funding, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.
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
The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement or ASC Topic 820, as amended. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
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
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. In particular the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several years. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. While the impact of Dodd-Frank on us and our portfolio companies may not be known for an extended period of time, Dodd-Frank, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
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
In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect or will take effect in both the U.S. and in Europe may adversely affect certain amendments to or new issuances by the 2010 Debt Securitization or the 2014 Debt Securitization and may adversely affect or prevent us from entering into any future securitization transaction. The impact of these risk retention rules on the loan securitization market are uncertain, and such rules may cause an increase in our cost of funds under or may prevent us from completing any future securitization transactions or certain amendments to or new issuances by our existing debt securitizations. On October 21, 2014, U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, or the U.S. Risk Retention Rules, were issued. The U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as collateralized loan obligations, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. The U.S. Risk Retention Rules become effective December 24, 2016. We currently use the 2010 Debt Securitization and 2014 Debt Securitization as a source of long-term balance sheet financing for portfolios of middle-market loans. Generally, the financing costs associated with debt securitizations of this type are significantly more favorable than the financing costs we would incur in connection with a traditional senior secured credit facility. However, it is unclear whether we will be able to use these types of debt securitizations to finance our existing loans or to originate future loans in compliance with the U.S. Risk Retention Rules after December 24, 2016. Given the more attractive financing costs associated with these types of debt securitization as opposed to other types of financing available (such as traditional senior secured facilities), this would, in turn, increase our financing costs. Any associated increase in financing costs would ultimately be borne by our common stockholders.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company. Under Delaware law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the price of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
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
While we currently hold a portfolio of investments, we have not yet identified additional potential investments for our portfolio that we will acquire with the proceeds of any offering of securities or repayments of investments currently in our portfolio. Privately negotiated investments in illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. As a result, you will be unable to evaluate any future portfolio company investments prior to purchasing our shares of common stock. Additionally, GC Advisors selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. We anticipate that we will use substantially all of the net proceeds of any offering of our securities within approximately six months following the completion of any offering of our securities, depending on the availability of appropriate investment opportunities consistent with our investment objectives and market conditions. Until such appropriate investment opportunities can be found, we may also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.
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
Our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. For example, although we classify the industries of our portfolio companies by end-market (such as healthcare, and business services) and not by the products or services (such as software) directed to those end-markets, many of our portfolio companies principally provide software products or services, which exposes us to downturns in that sector. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
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
We have invested a portion of our capital in second lien and subordinated loans issued by our portfolio companies and intend to continue to do so in the future. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the securities in which we invest. Such subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event of and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us where we are junior creditor. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
The rights we may have with respect to the collateral securing any junior priority we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•	the ability to cause the commencement of enforcement proceedings against the collateral;

•	the ability to control the conduct of such proceedings;

•	the approval of amendments to collateral documents;

•	releases of liens on the collateral; and

•	waivers of past defaults under collateral documents.
We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.
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
As of September 30, 2016, we were invested in two securities of non-U.S. companies. Securities issued by non U.S. companies are not “qualifying assets” under the 1940 Act, and we may invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.
We have engaged in and, in the future, may engage in hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Use of a hedging transaction could involve counterparty credit risk.
The success of any hedging transaction we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the CFTC.

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
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. If we declare a dividend and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the future sale of our common stock. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.
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
All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that do not participate in our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time.
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
Our common stock began trading on April 15, 2010 and is currently traded on The Nasdaq Global Select Market under the symbol “GDBC”. The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share.

Period	NAV(1)	Closing Sales Price		Premium of High Sales Price to NAV(2)	Premium (Discount) of Low Sales Price to NAV(2)	Dividends and Distributions Declared
		High	Low
Fiscal year ended September 30, 2016
Fourth quarter	$15.96	$19.75	$18.18	23.7%	13.9%	$0.32
Third quarter	15.88	18.08	16.84	13.9	6.0	0.32
Second Quarter	15.85	17.38	15.23	9.7	(3.9)	0.32
First Quarter	15.89	17.47	16.12	9.9	1.4	0.32
Fiscal year ended September 30, 2015
Fourth quarter	$15.80	$17.13	$15.90	8.4%	0.6%	$0.32
Third quarter	15.74	17.90	16.56	13.7	5.2	0.32
Second Quarter	15.61	18.04	17.05	15.6	9.2	0.32
First Quarter	15.55	18.15	16.15	16.7	3.9	0.32

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of the each period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter-end NAV.
The last reported price for our common stock on November 15, 2016 was $17.79 per share. As of November 15, 2016, we had 298 stockholders of record.
Distributions
Our distributions, if any, are determined by the board of directors. We elected to be treated as a RIC under Subchapter M of the Code. In order to be subject to tax as a RIC, we must distribute to our stockholders dividends for U.S. federal income tax purposes each tax year of an amount at least equal to 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses or investment company taxable income, determined without regard to any deduction for dividends paid. In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount.

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock.

Record Dates	Payment Date	Dividends and Distributions Declared
Fiscal year ended September 30, 2016
September 5, 2016	September 29, 2016	$0.32
June 6, 2016	June 29, 2016	0.32
March 7, 2016	March 30, 2016	0.32
December 11, 2015	December 29, 2015	0.32
Total		$1.28

Fiscal year ended September 30, 2015
September 7, 2015	September 29, 2015	$0.32
June 18, 2015	June 29, 2015	0.32
March 20, 2015	March 27, 2015	0.32
December 18, 2014	December 29, 2014	0.32
Total		$1.28
On November 14, 2016, our board of directors declared a quarterly distribution of $0.32 per share and a special distribution of $0.25 per share both of which are payable on December 29, 2016 to holders of record as of December 12, 2016.
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
Stock Performance Graph
This graph compares the stockholder return on our common stock from September 30, 2011 to September 30, 2016 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on September 31, 2011, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Consolidated Financial Data
The following selected consolidated financial data of Golub Capital BDC as of and for the year ended September 30, 2016, is derived from the consolidated financial statements that have been audited by Ernst & Young LLP, independent registered public accounting firm. The following selected consolidated financial data of Golub Capital BDC as of and for the years ended September 30, 2015, 2014, 2013 and 2012 is derived from the consolidated financial statements that have been audited by RSM US LLP (formerly McGladrey LLP through October 25, 2015), independent registered public accounting firm. The financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included elsewhere in this annual report on Form 10-K.

	Golub Capital BDC
	As of and for the years ended September 30,
	2016		2015	2014	2013	2012
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$127,871		$119,968	$109,526	$83,774	$57,859
Base management fee	22,020		20,330	17,053	11,749	8,495
Incentive fee	7,266		10,226	10,128	9,844	6,228
Interest and other debt financing expenses	27,724		24,510	20,227	12,427	10,781
All other expenses	5,881		5,905	5,583	5,359	4,479
Net investment income	64,980	(1)	58,997	56,535	44,395	27,876
Net realized gain (loss) on investments and derivative instruments	6,254		9,354	5,384	(1,363)	(3,372)
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and secured borrowings	(2,030)		2,440	3,469	3,488	7,256
Net increase/(decrease) in net assets resulting from operations	69,204		70,791	65,388	46,520	31,760
Per share data:
Net asset value	$15.96		$15.80	$15.55	$15.21	$14.60
Net investment income	1.25	(1)	1.20	1.26	1.29	1.15
Net realized gain (loss) on investments and derivative instruments	0.12		0.19	0.11	(0.04)	(0.14)
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and secured borrowings	(0.04)		0.05	0.07	0.10	0.30
Net increase/(decrease) in net assets resulting from operations	1.33		1.44	1.44	1.35	1.31
Per share distributions declared	1.28		1.28	1.28	1.28	1.28
From net investment income	1.04		1.18	1.28	1.15	1.24
From capital gains	0.24		0.10	—	—	—
From return of capital	—		—	—	0.13	0.04
Dollar amount of distributions declared	66,879		62,969	57,823	45,394	31,556
From net investment income	54,461		58,152	57,823	40,605	30,484
From capital gains	12,418		4,817	—	—	—
From return of capital	—		—	—	4,789	1,072

	Golub Capital BDC
	As of and for the years ended September 30,
	2016		2015		2014		2013		2012
	(In thousands, except per share data)
Balance Sheet data at period end:
Investments, at fair value	$1,660,612		$1,529,784		$1,347,612		$1,024,645		$672,910
Cash, restricted cash and cash equivalents	89,540		97,484		79,943		54,717		50,927
Other assets	6,357	(2)	6,158	(2)	6,318	(2)	4,552	(2)	4,361	(2)
Total assets	1,756,509	(2)	1,633,426	(2)	1,433,873	(2)	1,083,914	(2)	728,198	(2)
Total debt	865,175		813,605		697,539		420,909		352,300
Total liabilities	877,684	(2)	822,556	(2)	701,134	(2)	425,678	(2)	353,069	(2)
Total net assets	878,825		810,870		732,739		658,236		375,129
Other data:
Weighted average yield on income producing investments at fair value(3)	7.6%		7.8%		8.3%		9.1%		9.3%
Number of portfolio companies at period end	183		164		145		135		121

(1)	Net investment income for the year ended September 30, 2016 is shown after a net expense of $333,000 for U.S. federal excise tax.

(2)
On October 1, 2015, we adopted Accounting Standards Update, or ASU, 2015-03 which requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability rather than as an asset. Adoption of ASU 2015-03 requires the changes to be applied retrospectively.

(3)
Weighted average yield on income producing investments is computed by dividing (a) income from interest, including subordinated notes in SLF, and fees excluding amortization of capitalized fees and discounts on accruing loans and debt securities by (b) total income producing investments at fair value.

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
Forward-Looking Statements
Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make and the competition for those investments;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with GC Advisors and other affiliates of Golub Capital;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	general economic and political trends and other external factors;

•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a business development company;

•	general price and volume fluctuations in the stock markets;

•	the impact on our business of Dodd-Frank and the rules and regulations issued thereunder; and

•	the effect of changes to tax legislation and our tax position.
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
Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by

(1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S middle-market companies with over $18.0 billion in capital under management as of September 30, 2016, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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
As of September 30, 2016 and September 30, 2015, our portfolio at fair value was comprised of the following:

	As of September 30, 2016		As of September 30, 2015
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$162,849	9.8%	$197,329	12.9%
One stop	1,304,467	78.5	1,134,222	74.1
Second lien	27,909	1.7	39,774	2.6
Subordinated debt	1,427	0.1	1,715	0.1
Subordinated notes in SLF(1)	77,301	4.7	76,563	5.0
LLC equity interests in SLF(1)	26,927	1.6	22,373	1.5
Equity	59,732	3.6	57,808	3.8
Total	$1,660,612	100.0%	$1,529,784	100.0%

(1)	Proceeds from the subordinated notes and LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2016 and 2015, one stop loans included $128.4 million and $88.2 million, respectively, of late stage lending loans at fair value.
As of September 30, 2016, 2015 and 2014, we had debt and equity investments in 183, 164 and 145 portfolio companies, respectively, and investments in subordinated notes and LLC equity interests in SLF.

The weighted average income yield and weighted average investment income yield of our income producing debt investments, which represented nearly 100% of our debt investments, for the years ended September 30, 2016, 2015 and 2014 was as follows:

	For the years ended September 30,
	2016	2015	2014
Weighted average income yield(1)	7.6%	7.8%	8.3%
Weighted average investment income yield(2)	8.2%	8.4%	9.0%

(1)	Represents income from interest, including subordinated notes in SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.

(2)	Represents income from interest, including subordinated notes in SLF, fees and amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.
Revenues:  We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies-Revenue Recognition”.
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

•	calculating our NAV (including the cost and expenses of any independent valuation firm);

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
GC Advisors, as collateral manager for the 2010 Issuer, our indirect subsidiary, under a collateral management agreement, or the 2010 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2010 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2010 Collateral Management Agreement, the term “collection period” refers to a quarterly period running from the day after the end of the prior collection period to the fifth business day of the calendar month in which a payment date occurs.
GC Advisors, as collateral manager for the 2014 Issuer, our wholly-owned subsidiary, under a collateral management agreement, or the 2014 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2014 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2014 Collateral Management Agreement, the term “collection period” refers to a quarterly period running from the day after the end of the prior collection period to the tenth business day prior to the payment date.
Collateral management fees are paid directly by the 2010 Issuer and the 2014 Issuer to GC Advisors and offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2010 Issuer and 2014 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring and subsequent amendments of the 2010 Debt Securitization and the initial structuring of the 2014 Debt Securitization. The 2010 Issuer and 2014 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2010 Debt Securitization and the 2014 Debt Securitization, or, collectively, the Debt Securitizations, as applicable.
We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.
Recent Developments
On November 14, 2016, our board of directors declared a quarterly distribution of $0.32 per share and a special distribution of $0.25 per share both of which are payable on December 29, 2016 to holders of record as of December 12, 2016.
On October 20, 2016, the 2010 Issuer amended the 2010 Debt Securitization to, among other things, (a) refinance the issued Class A 2010 Notes by redeeming in full the $203.0 million of Class A 2010 Notes and issuing new Class A-Refi 2010 Notes in an aggregate principal amount of $205.0 million that bear interest at a rate of three-month LIBOR plus 1.90%, (b) refinance the Class B 2010 Notes by redeeming in full the $12.0 million of Class B 2010 Notes and issuing new Class B-Refi 2010 Notes in an aggregate principal amount of $10.0 million that bear interest at a rate of three-month LIBOR plus 2.40% and (c) extend the reinvestment period applicable to the 2010 Issuer to July 20, 2018. Following the refinancing, Holdings retained the Class B-Refi 2010 Notes, which will be eliminated from the consolidated statements of financial condition in consolidation.
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
Consolidated Results of Operations
Consolidated operating results for the years ended September 30, 2016, 2015 and 2014 are as follows:

	For the years ended September 30,			Variances
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In thousands)
Interest income	$106,184	$103,404	$93,225	$2,780	$10,179
Income from accretion of discounts and origination fees	8,662	9,002	9,158	(340)	(156)
Interest income from subordinated notes of SLF	6,939	3,735	1,947	3,204	1,788
Dividend income	4,638	1,562	1,766	3,076	(204)
Fee income	1,448	2,265	3,430	(817)	(1,165)
Total investment income	127,871	119,968	109,526	7,903	10,442
Total expenses	62,558	60,971	52,991	1,587	7,980
Net investment income - before excise tax	65,313	58,997	56,535	6,316	2,462
Excise tax	333	—	—	333	—
Net investment income - after excise tax	64,980	58,997	56,535	5,983	2,462
Net realized gain (loss) on investments	6,254	9,354	5,384	(3,100)	3,970
Net change in unrealized appreciation (depreciation) on investments, and secured borrowings	(2,030)	2,440	3,469	(4,470)	(1,029)
Net increase in net assets resulting from operations	$69,204	$70,791	$65,388	$(1,587)	$5,403
Average earning portfolio company investments, at fair value	$1,500,250	$1,404,556	$1,195,099	$95,694	$209,457
Average debt outstanding(1)	$826,366	$752,567	$587,624	$73,799	$164,943

(1)
For the years ended September 30, 2016, 2015 and 2014, we have excluded $0.5 million, $0.4 million and $14.4 million, respectively, of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meet the definition of a “participating interest”, as defined in the guidance to ASC Topic 860 — Transfers and Servicing, or ASC Topic 860.

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net income may not be meaningful.
Investment Income
Investment income increased from the year ended September 30, 2015 to the year ended September 30, 2016 by $7.9 million primarily as a result of an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $95.7 million and an increase in income from our investments in SLF of $6.0 million. These increases were partially offset by a decline in fee income of $0.8 million that was primarily driven by a decrease in prepayment fees. Investment income increased from the year ended September 30, 2014 to the year ended September 30, 2015 by $10.4 million as a result of an increase in the average earning investment balance, of $209.5 million and an increase in interest income from subordinated notes of SLF of $1.8 million. These increases were partially offset by a decline in the weighted average investment income yield of 0.6%, which was driven primarily by interest rate compression on new investments, and a decline in fee income of $1.2 million that was primarily driven by a decrease in prepayment fees.
The income yield by security type for the years ended September 30, 2016, 2015 and 2014 was as follows:

	For the years ended September 30,
	2016	2015	2014
Senior secured	6.3%	6.5%	7.1%
One stop	7.7%	7.9%	8.3%
Second lien	9.9%	9.5%	11.7%
Subordinated debt	5.2%	8.1%	10.1%
Subordinated notes in SLF(1)	8.4%	8.3%	7.3%

(1)	SLF’s proceeds from the subordinated notes were utilized by SLF to invest in senior secured loans.
Income yields on senior secured and one stop investments declined for each of the years ended September 30, 2016 and 2015 due to a continued general trend of interest rate compression on new investments. Due to the limited number of second lien and subordinated debt investments in our portfolio, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment. The increase in the annualized income yield on second lien investments was driven by a contractual rate change on one investment representing 34% of the $27.9 million, at fair value, of second lien investments held. As of September 30, 2016, we have three second lien investments and two subordinated debt investments as shown in the Consolidated Schedule of Investments.
Income yield on subordinated notes of SLF for the year ended September 30, 2016 as compared to the year ended September 30, 2015 remained relatively stable. The increase in the income yield on subordinated notes of SLF for the year ended September 30, 2015 as compared to the year ended September 30, 2014 is a result of the subordinated notes accruing interest at the rate of LIBOR plus 8.0% for the full year ended September 30, 2015 as compared to a partial year for the year ended September 30, 2014. In January 2014, the spread on the subordinated notes was increased to LIBOR plus 8.0% from LIBOR plus 4.0% subsequent to the closing of the senior secured revolving credit facility, or the SLF Credit Facility, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, entered into by Senior Loan Fund II LLC, a wholly-owned subsidiary of SLF, or SLF II, which, as amended, allows SLF II to borrow up to $300.0 million, subject to leverage and borrowing base restrictions.
For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources — Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses:

	For the years ended September 30,			Variances
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In thousands)
Interest and other debt financing expenses	$23,540	$20,004	$17,197	$3,536	$2,807
Amortization of debt issuance costs	4,184	4,506	3,030	(322)	1,476
Base management fee	22,020	20,330	17,053	1,690	3,277
Income Incentive Fee	6,022	7,489	10,032	(1,467)	(2,543)
Capital gain incentive fee accrued under GAAP	1,244	2,737	96	(1,493)	2,641
Professional fees	2,814	2,942	2,451	(128)	491
Administrative service fee	2,209	2,372	2,527	(163)	(155)
General and administrative expenses	525	591	605	(66)	(14)
Total expenses	$62,558	$60,971	$52,991	$1,587	$7,980
Interest and other debt financing expenses increased from the year ended September 30, 2015 to the year ended September 30, 2016 primarily due to an increase in the weighted average of outstanding borrowings from $752.6 million for the year ended September 30, 2015 to $826.4 million for the year ended September 30, 2016. The increase in our debt was primarily driven by an increase in our use of debt under our SBA debentures through our SBICs, which had outstanding balances of $277.0 million outstanding as of September 30, 2016 and $225.0 million as of September 30, 2015. The effective annual average interest rate on our outstanding debt increased slightly to 3.4% for the year ended September 30, 2016 from 3.3% for the year ended September 30, 2015 primarily due to an increase in LIBOR.
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
Amortization of debt issuance costs declined modestly from the year ended September 30, 2015 to the year ended September 30, 2016 as initial debt issuance cost associated with 2010 Issuer fully amortized. Amortization of debt issuance costs increased by $1.5 million from the year ended September 30, 2014 to the year ended September 30, 2015 primarily due to a full year of amortization of the additional capitalized debt issuance costs associated with the 2014 Debt Securitization. The increase in amortization of debt issuance costs resulted in an increase in our effective annual average interest rate on our outstanding debt from 3.2% for the year ended September 30, 2014 to 3.3% for the year ended September 30, 2015.
The base management fee increased as a result of a sequential increase in average adjusted gross assets from 2014 to 2016. The administrative service fee decreased from the year ended September 30, 2015 to the year ended September 30, 2016 and from the year ended September 30, 2014 to the year ended September 30, 2015 due to efficiencies gained by the Administrator in servicing a growing portfolio.
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the Income Incentive Fee and (2) the Capital Gain Incentive Fee. The Income Incentive Fee decreased by $1.5 million from the year ended September 30, 2015 to the year ended September 30, 2016 and decreased by $2.5 million from the year ended September 30, 2014 to the year ended September 30, 2015 as the interest rate compression on new investments and the decline of second lien and subordinated debt investments in our portfolio caused a decline in our Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets. Due to this decline, we were not fully through the "catch-up" provision of the incentive fee calculation. For the year ended September 30, 2016, the Income Incentive Fee expense as a percentage of Pre-Incentive Fee Net Investment Income was 8.3% compared to 10.8% for the year ended September 30, 2015 and 15.0% for the year ended September 30, 2014.
The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement for each of the years ended September 30, 2016, 2015 and 2014 was $0. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. The accrual for capital gain incentive fee under GAAP was $1.2 million, or $0.03 per share, for the year ended September 30, 2016, $2.7 million, or $0.06 per share, for the year ended September 30, 2015 and $96,000, or less than $0.01 per share, for the year ended September 30, 2014. The decrease in accruals for a capital gain incentive fee under GAAP for the year ended September 30, 2016 from the year ended September 30, 2015 was primarily the result of unrealized depreciation of debt and equity investments. The increase in accruals for a capital gain incentive fee under GAAP for the year ended September 30, 2015 from the year ended September 30, 2014 was primarily the result of realized gains on the sale of equity investments and unrealized appreciation of debt and equity investments.
For additional details on the liquidation of equity investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the years ended September 30, 2016, 2015 and 2014 were $2.4 million, $1.0 million and $1.4 million, respectively.
As of September 30, 2016 and 2015, included in accounts payable and accrued expenses were $0.6 million and $0.6 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Excise Tax Expense
We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to to our stockholders at least 90% of investment company taxable income, as defined by the Code, and determined without regard to any deduction for dividends paid for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders that will generally relieve us from U.S. federal income taxes.
Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2016, we recorded a net expense of $333,000 for U.S. federal excise tax. For each of the years ended September 30, 2015 and 2014, we recorded no U.S. federal excise tax expense.

Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the years ended September 30,			Variances
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In thousands)
Net realized gain (loss) on investments	$6,254	$9,354	$5,384	$(3,100)	$3,970
Net realized gain (loss)	6,254	9,354	5,384	(3,100)	3,970
Unrealized appreciation on investments	32,943	26,469	24,748	6,474	1,721
Unrealized (depreciation) on investments	(31,411)	(23,258)	(21,221)	(8,153)	(2,037)
Unrealized appreciation on investments in SLF(1)	—	—	75	—	(75)
Unrealized (depreciation) on investments in SLF(1)	(3,562)	(773)	(254)	(2,789)	(519)
Unrealized appreciation on secured borrowings	—	2	126	(2)	(124)
Unrealized (depreciation) on secured borrowings	—	—	(5)	—	5
Net change in unrealized appreciation (depreciation) on investments, investments in SLF, and secured borrowings	$(2,030)	$2,440	$3,469	$(4,470)	$(1,029)

(1)	Unrealized appreciation and (depreciation) on investments in SLF include our investments in subordinated notes and LLC equity interests in SLF.
For the year ended September 30, 2016, we had $32.9 million in unrealized appreciation on 143 portfolio company investments, which was partially offset by $31.4 million in unrealized depreciation on 142 portfolio company investments. Unrealized appreciation during the year ended September 30, 2016 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments and the reversal of prior period unrealized depreciation associated with the non-accrual portfolio company investments that were sold and written-off. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments.
For the year ended September 30, 2016, we had $3.6 million in unrealized depreciation on our investment in SLF LLC equity interests. Unrealized depreciation on the SLF LLC equity interests was driven by negative credit related adjustments associated with SLF’s investment portfolio that was primarily driven by one portfolio company investment taken to non-accrual status.
We also had $6.3 million in net realized gains on investments during the year ended September 30, 2016, primarily due to the sale of, or capital gain distributions received from, several equity investments and the sale of debt investments to SLF that were partially offset by the realized loss on the sale of one non-accrual portfolio company investment and the write off of one non-accrual portfolio company investment.
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
For the year ended September 30, 2015, we had $0.8 million in unrealized depreciation on our investment in SLF LLC equity interests. Unrealized depreciation on the SLF LLC equity interests was driven by negative credit-related adjustments associated with SLF's investment portfolio.
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

For the year ended September 30, 2014, we had $75,000 in unrealized appreciation on our investment in SLF subordinated notes, which was offset by $0.3 million in unrealized depreciation on our investment in SLF LLC equity interests. The unrealized appreciation was the result of the reversal of the prior period unrealized depreciation following the increase in the contractual rate on the subordinate notes to one-month LIBOR plus 8.0% subsequent to the closing of the SLF Credit Facility. Unrealized depreciation on the SLF LLC equity interests was driven by negative credit-related adjustments associated with SLF's investment portfolio as well as the offsetting impact of the pricing on the subordinated notes.
We also had $5.4 million in net realized gains on investments during the year ended September 30, 2014, primarily as a result of the sale of several equity investments which were partially offset by realized losses on the sale of one underperforming portfolio company and the write off of two non-accrual portfolio companies.
Liquidity and Capital Resources
For the year ended September 30, 2016, we experienced a net increase in cash and cash equivalents of $5.5 million. During the period, we used $56.1 million in operating activities, primarily as a result of fundings of portfolio investments of $654.8 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $538.6 million and net investment income of $65.0 million. During the same period, cash provided by investment activities of $13.4 million was driven by the decrease in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $48.1 million, primarily due to net proceeds of an aggregate of $58.6 million from one equity offering and one private placement and borrowings on debt of $440.7 million, partially offset by repayments of debt of $389.2 million and distributions paid of $59.5 million.
For the year ended September 30, 2015, we experienced a net increase in cash and cash equivalents of $0.3 million. During the period we used $103.3 million in operating activities, primarily as a result of fundings of portfolio investments of $858.1 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $699.1 million and net investment income of $59.0 million. During the same period, cash used in investment activities of $17.2 million was driven by the increase in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $120.8 million, primarily due to net proceeds of an aggregate of $67.6 million from one equity offering and borrowings on debt of $503.2 million, partially offset by repayments of debt of $387.1 million and distributions paid of $60.0 million.
For the year ended September 30, 2014, we experienced a net decrease in cash and cash equivalents of $11.2 million. During the period we used $255.6 million in operating activities, primarily as a result of fundings of portfolio investments of $878.6 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $573.2 million and net investment income of $56.5 million. During the same period, cash used in investment activities of $36.4 million was driven by the increase in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $280.8 million, primarily due to net proceeds of an aggregate of $64.2 million from one equity offering and borrowings on debt of $826.0 million, partially offset by repayments of debt of $540.9 million and distributions paid of $55.0 million.
As of September 30, 2016 and 2015, we had cash and cash equivalents of $10.9 million and $5.5 million, respectively. In addition, we had restricted cash and cash equivalents of $78.6 million and $92.0 million as of September 30, 2016 and 2015, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of September 30, 2016, $53.8 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitizations, which are described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitizations. $12.8 million of such restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. The remaining $12.0 million of restricted cash and cash equivalents could be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs, which are described in further detail in Note 7 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.
As of September 30, 2016, the Credit Facility allowed Funding to borrow up to $200.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2016 and 2015, subject to leverage and borrowing base restrictions, we had approximately $73.3 million and $72.7 million, respectively, of remaining commitments and $30.8 million and $40.1 million, respectively, of availability on the Credit Facility. As of September 30, 2016 and 2015, we had $126.7 million and $127.3 million outstanding under the Credit Facility, respectively. On June 22, 2016, we entered into an unsecured revolving credit facility with GC Advisors, the Adviser Revolver, which permitted us to borrow up to $20.0 million at any one time outstanding. As of September 30, 2016, we had no amounts outstanding on the Adviser Revolver which was not in existence as of September 30, 2015.
On October 21, 2015, the Company and Revolver Funding terminated the Revolver with Private Bank. There were no borrowings outstanding on the Revolver at the time of termination and Revolver Funding was released of all obligations under the Revolver, and all liens on the assets held by Revolver Funding collateralizing the Revolver were released. As of

September 30, 2015, subject to leverage and borrowing base restrictions, we had approximately $15.0 million of remaining commitments and $2.9 million of availability on the Revolver.
On July 16, 2010, we completed the 2010 Debt Securitization, which was subsequently increased to $350 million. As of September 30, 2016 and 2015, the 2010 Notes, consisted of $203.0 million of Class A 2010 Notes, which bear interest at a rate of three-month LIBOR rate, plus 1.74%, $12.0 million of Class B 2010 Notes, which bear interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest. The Class A and Class B 2010 Notes are included in the September 30, 2016 and 2015 consolidated statements of financial condition as our debt. The Subordinated 2010 Notes were eliminated in consolidation as of September 30, 2016 and 2015. As of September 30, 2016 and September 30, 2015, we had outstanding debt under the 2010 Debt Securitization of $215.0 million and $215.0 million, respectively.
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
On October 20, 2016, the 2010 Issuer amended the 2010 Debt Securitization to, among other things, (a) refinance the issued Class A 2010 Notes by redeeming in full the $203.0 million of Class A 2010 Notes and issuing new Class A-Refi 2010 Notes in an aggregate principal amount of $205.0 million that bear interest at a rate of three-month LIBOR plus 1.90%, (b) refinance the Class B 2010 Notes by redeeming in full the $12.0 million of Class B 2010 Notes and issuing new Class B-Refi 2010 Notes in an aggregate principal amount of $10.0 million that bear interest at a rate of three-month LIBOR plus 2.40%, and (c) extend the reinvestment period applicable to the 2010 Issuer to July 20, 2018. Following the refinancing, Holdings retained the Class B-Refi 2010 Notes, which will be eliminated from the consolidated statements of financial condition in consolidation.
On June 5, 2014, we completed the 2014 Debt Securitization in which the 2014 Issuer issued an aggregate of $402.6 million of notes, or the 2014 Notes, including $191.0 million of Class A-1 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.95%, $35.0 million of Class B 2014 Notes, which bear interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bear interest at a rate of three-month LIBOR plus 3.50%, and $119.1 million of LLC equity interests in the 2014 Issuer that do not bear interest. We retained all of the Class C 2014 Notes and LLC equity interests in the 2014 Issuer totaling $37.5 million and $119.1 million, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the September 30, 2016 and 2015 consolidated statements of financial condition as our debt and the Class C 2014 Notes and LLC equity interests in the 2014 issuer were eliminated in consolidation. As of September 30, 2016 and 2015, we had outstanding debt under the 2014 Debt Securitization of $246.0 million, respectively.
Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350.0 million. The maximum amount that a single SBIC licensee may issue is $150.0 million. On February 11, 2016, the SBA approved the application of GC SBIC V, L.P., or SBIC V, for an additional $75.0 million of debenture commitments bringing SBIC V’s total debenture commitments up to $150.0 million. GC SBIC IV, L.P., or SBIC IV, and SBIC V, our consolidated SBIC subsidiaries, may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of September 30, 2016, SBIC IV and SBIC V had $150.0 million and $127.0 million of outstanding SBA-guaranteed debentures, respectively, that mature between March 2021 and September 2026, leaving incremental borrowing capacity of $23.0 million for SBIC V under present SBIC regulations. As of September 30, 2015, SBIC IV and SBIC V had $150.0 million and $75.0 million of outstanding SBA-guaranteed debentures, respectively.
On March 18, 2014, we priced a public offering of 3,500,000 shares of our common stock at a public offering price of $18.05 per share raising approximately $63.2 million in gross proceeds. On March 21, 2014, the transaction closed, the shares were issued, and proceeds, net of underwriting discounts and commissions but before expenses, of $61.3 million were received. On April 23, 2014, we sold an additional 166,855 shares of our common stock at a public offering price of $18.05 per share pursuant to the underwriters’ partial exercise of the option to purchase additional shares granted in connection with the public offering in March 2014.
In August 2016, our board of directors reapproved a share repurchase program, or the Program, which allows us to repurchase up to $50.0 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. We did not make any repurchases of our common stock during the years ended September 30, 2016, 2015 and 2014.

On April 10, 2015, we priced a public offering of 3,500,000 shares of our common stock at a public offering price of $17.42 per share, raising approximately $60.1 million in gross proceeds. On April 15, 2015, the transaction closed, the shares were issued, and proceeds, net of underwriting discounts and commissions but before expenses, of $59.1 million were received. On May 7, 2015, we sold an additional 502,292 shares of our common stock at a public offering price of $17.42 per share pursuant to the underwriters’ partial exercise of the option to purchase additional shares granted in connection with the public offering in April 2015.
On July 18, 2016, we entered into a securities purchase agreement with a third party institutional investor for the sale of 1,433,486 shares of our common stock at a price per share of $17.44 per share. On July 21, 2016, the transaction closed, the shares were issued and proceeds of $25.0 million were received.
On August 15, 2016, we priced a public offering of 1,750,000 shares of our common stock at a public offering price of $18.35 per share, raising approximately $32.1 million in gross proceeds. On August 19, 2016, the transaction closed, the shares were issued and proceeds, net of underwriting discounts and commissions but before expenses, of $31.1 million were received. On September 19, 2016, we sold an additional 136,970 shares of our common stock at a public offering price of $18.35 per share pursuant to the underwriters’ partial exercise of the option granted in connection with the public offering in August 2016.
In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of September 30, 2016, our asset coverage for borrowed amounts was 248.8% (excluding the SBA debentures).
As of September 30, 2016 and September 30, 2015, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $81.4 million and $121.5 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2016 and 2015, respectively, subject to the terms of each loan’s respective credit agreement. As of September 30, 2016, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility and Adviser Revolver, and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are salable over a relatively short period to generate cash.
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

Portfolio Composition, Investment Activity and Yield
As of September 30, 2016 and 2015, we had investments in 183 and 164 portfolio companies, respectively, with a total fair value of $1,556.4 million and $1,430.9 million, respectively, and had investments in subordinated notes and LLC equity interests in SLF with a total fair value of $104.2 million and $98.9 million, respectively. The following table shows the asset mix of our new investment commitments for the years ended September 30, 2016, 2015 and 2014:

	Years ended September 30,
	2016		2015		2014
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$124,392	19.0%	$225,442	24.4%	$125,564	13.0%
One stop	505,058	76.9	626,459	67.6	743,174	76.9
Subordinated debt	42	— *	—	—	—	—
Second lien	—	0.0	—	—	39,413	4.1
Subordinated notes of SLF(1)	9,620	1.5	50,974	5.5	34,658	3.6
LLC equity interests of SLF(1)	10,820	1.6	13,904	1.5	10,039	1.0
Equity securities	6,528	1.0	9,494	1.0	13,631	1.4
Total new investment commitments	$656,460	100.0%	$926,273	100.0%	$966,479	100.0%

* Represents an amount less than 0.1%.

(1)
SLF’s proceeds from the subordinated notes and LLC equity interests were utilized by SLF to invest in senior secured loans. As of September 30, 2016, SLF had investments in senior secured loans to 62 different borrowers.

The following table summarizes portfolio composition and investment activity as of and for the years ended September 30, 2016, 2015 and 2014:

	As of and for the years ended September 30,
	2016	2015	2014
	(In thousands)
Investments, at fair value	$1,556,384	$1,430,848	$1,312,781
Number of portfolio companies (at period end)(1)	183	164	145
Investment in SLF, at fair value(2)	$104,228	$98,936	$34,831
New investment fundings	$654,763	$858,147	$878,635
Principal payments and sales of portfolio investments	$538,609	$699,075	$573,201

(1)	Excludes our investments in SLF.

(2)	The investment in SLF includes the Company’s investments in both subordinated notes and LLC equity interests in SLF.

The following table shows the par, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2016 (1)			As of September 30, 2015 (2)
	Par	Amortized Cost	Fair Value	Par	Amortized Cost	Fair Value
	(In thousands)
Senior secured:
Performing	$163,380	$161,536	$162,693	$199,573	$197,189	$197,329
Non-accrual (2)	1,438	1,433	156	—	—	—
One stop:
Performing	1,317,595	1,299,211	1,303,297	1,135,805	1,120,576	1,127,735
Non-accrual (2)	3,899	3,845	1,170	17,645	17,078	6,487
Second lien:
Performing	27,909	27,579	27,909	39,924	39,464	39,774
Non-accrual (2)	—	—	—	—	—	—
Subordinated debt:
Performing	1,750	1,750	1,427	1,707	1,707	1,715
Non-accrual (2)	—	—	—	—	—	—
Subordinated notes of SLF (3)
Performing	77,301	77,301	77,301	76,563	76,563	76,563
Non-accrual (2)	—	—	—	—	—	—
LLC equity interests of SLF (3)	N/A	31,339	26,927	N/A	23,222	22,373
Equity	N/A	46,179	59,732	N/A	41,515	57,808
Total	$1,593,272	$1,650,173	$1,660,612	$1,471,217	$1,517,314	$1,529,784

(1)	Fourteen and nine of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of September 30, 2016 and 2015, respectively.

(2)
We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”

(3)	SLF's proceeds from the subordinated notes and LLC equity interest in SLF were utilized by SLF to invest in senior secured loans.
As of September 30, 2016 and 2015, the fair value of our debt investments, including our investment in SLF subordinated notes, as a percentage of the outstanding par value was 98.8% and 98.5%, respectively.
The following table shows the weighted average rate, spread over LIBOR of floating rate, and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2016, 2015 and 2014:

	For the years ended September 30,
	2016	2015	2014
Weighted average rate of new investment fundings(1)	7.2%	6.7%	7.1%
Weighted average spread over LIBOR of new floating rate investment fundings(1)	6.2%	5.7%	6.0%
Weighted average rate of new fixed rate investment fundings	10.7%	10.8%	N/A
Weighted average fees of new investment fundings	1.9%	1.5%	1.2%
Weighted average rate of sales and payoffs of portfolio investments(2)	7.0%	6.8%	7.9%
Weighted average income yield (3)	7.6%	7.8%	8.3%

(1)	Excludes subordinated note investments in SLF.

(2)	Excludes exits on investments on non-accrual status.

(3)
Represents income from interest, including subordinated note investment in SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.

As of September 30, 2016, 93.3% and 93.6% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2015, 94.2% and 94.1% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of September 30, 2016 and 2015, the portfolio median EBITDA for our portfolio companies (excluding SLF) was $26.0 million and $23.0 million, respectively. The portfolio median EBITDA data is based on the most recently reported trailing twelve month EBITDA received from the portfolio company.
Senior Loan Fund LLC
We co-invest with RGA, in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of each of us and RGA (with unanimous approval required from (i) one representative of each of us and RGA or (ii) both representatives of each of us and RGA). SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business.
SLF is capitalized with subordinated notes and LLC equity interest subscriptions from its members. As of September 30, 2016, we and RGA owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests.
As of September 30, 2016 and 2015, SLF had the following commitments from its members:

	As of September 30, 2016		As of September 30, 2015
	Committed	Funded(1)	Committed	Funded(1)
	(Dollars in thousands)
Subordinated note commitments (2)	$160,000	$88,344	$160,000	$87,500
LLC equity commitments (2)	40,000	35,816	40,000	26,540
Total	$200,000	$124,160	$200,000	$114,040

(1)	Funded subordinated note commitments are presented net of repayments subject to recall and funded LLC equity commitments are presented net of return of capital distributions subject to recall.

(2)	Commitments presented are combined for us and RGA.
As of September 30, 2016, the SLF Credit Facility allows SLF II to borrow up to $300.0 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ends May 13, 2017, and the stated maturity date is May 13, 2020. As of September 30, 2016 and September 30, 2015, SLF II had outstanding debt under the SLF Credit Facility of $214.1 million and $212.3 million, respectively.
Through the reinvestment period, the SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.25%, depending on the composition of the collateral asset portfolio, per annum. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the SLF Credit Facility.
As of September 30, 2016 and 2015, SLF had total assets at fair value of $332.8 million and $323.4 million, respectively. As of September 30, 2016 and 2015, SLF’s portfolio was comprised of first lien senior secured loans to 62 and 62 different borrowers, respectively. As of September 30, 2016 SLF had one portfolio company investment on non-accrual status and the total fair value of non-accrual loans was $6.7 million. As of September 30, 2015, SLF did not have any portfolio company investments on non-accrual status. The portfolio companies in SLF are in industries similar to those in which we may invest directly. Additionally, as of September 30, 2016 and 2015, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $24.1 million and $30.8 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of September 30, 2016 and 2015:

	As of September 30,
	2016	2015
	(Dollars in thousands)
Senior secured loans (1)	$331,473	$320,583
Weighted average current interest rate on senior secured loans (2)	6.0%	5.8%
Number of borrowers in SLF	62	62
Largest portfolio company investment(1)	$13,050	$12,734
Total of five largest portfolio company investments(1)	$61,118	$59,917

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

SLF Loan Portfolio as of September 30, 2016
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
						(In thousands)
1A Smart Start LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8%		$2,116	$2,111
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,945	1,938
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		6,805	6,601
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		466	452
Advanced Pain Management Holdings, Inc.(4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A	(5)	—	(35)
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		5,037	5,037
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0		4,818	4,806
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8		3,895	3,895
Arise Virtual Solutions, Inc.(3)	Telecommunications	Senior loan	12/2018	7.8		10,804	10,264
Arise Virtual Solutions, Inc.(3)(4)	Telecommunications	Senior loan	12/2018	N/A	(5)	—	(28)
Atkins Nutritionals, Inc.(3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		5,664	5,664
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,876	1,813
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5		10,667	10,667
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8		4,948	4,938
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	12/2021	5.8		7,613	7,613
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5		4,460	4,427
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		8,677	8,677
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		4,373	4,373
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		2,466	2,454
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		1,240	1,234
CPI Buyer, LLC (Cole-Parmer)(3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,805	5,776
Curo Health Services LLC(3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		5,910	5,928
DentMall MSO, LLC(6)	Retail Stores	Senior loan	07/2019	6.0		10,147	6,088
DentMall MSO, LLC(6)	Retail Stores	Senior loan	07/2019	6.0		1,000	598
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5		4,568	4,431
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5		255	224
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2017	5.0		2,113	2,113
Encore GC Acquisition, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2020	6.3		4,773	4,773
Encore GC Acquisition, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2020	7.8		164	164
Express Oil Change, LLC(3)	Retail Stores	Senior loan	12/2017	6.0		4,841	4,841
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	02/2020	7.3		1,976	1,998
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,920	3,799
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3		6,090	6,090
Harvey Tool Company, LLC(3)	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.0		3,108	3,108
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.3		2,342	2,342
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.0		104	104
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.2		65	65
Joerns Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	05/2020	6.0		9,598	9,118
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		6,834	6,834
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		1,061	1,061
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		596	596
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	6.8		3,781	3,781
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3		179	179
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		2,233	2,233
Mediaocean LLC(3)	Diversified/Conglomerate Service	Senior loan	08/2022	5.8		3,137	3,137
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		4,288	4,224
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		470	463
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	7.5		1	1

SLF Loan Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
						(In thousands)
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.5%		$1,998	$1,958
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.7		180	166
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.0		1,640	1,623
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,955	1,163
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		1,419	1,419
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		5,895	5,895
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		1,219	1,219
PowerPlan Holdings, Inc.(3)	Utilities	Senior loan	02/2022	5.8		11,994	11,994
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		13,026	13,026
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		10	10
Premise Health Holding Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		11,891	11,891
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2019	6.8		8,354	8,354
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.8		373	373
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0		5,880	5,821
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		7,072	7,001
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		801	792
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		510	505
Radiology Partners, Inc.(3)(4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(6)
Radiology Partners, Inc.(3)(4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(3)
Reliant Pro ReHab, LLC(3)	Healthcare, Education and Childcare	Senior loan	12/2017	6.0		3,337	3,337
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3		3,732	3,732
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3		172	172
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.8		33	33
Rubio's Restaurants, Inc.(3)	Beverage, Food and Tobacco	Senior loan	11/2018	6.0		5,044	5,044
Rug Doctor LLC	Personal and Non Durable Consumer Products	Senior loan	06/2018	6.3		7,780	7,780
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.5		2,718	2,718
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8		3,722	3,722
SEI, Inc.	Electronics	Senior loan	07/2021	5.8		8,711	8,711
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0		6,342	6,342
Severin Acquisition, LLC(3)	Diversified/Conglomerate Service	Senior loan	07/2021	5.9		4,882	4,858
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		951	932
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	74
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC(4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A	(5)	—	(2)
Systems Maintenance Services Holding, Inc.(3)	Electronics	Senior loan	10/2019	5.0		2,396	2,396
Tate's Bake Shop, Inc.(3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0		2,955	2,955
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3		4,582	4,566
Transaction Data Systems, Inc.(3)	Diversified/Conglomerate Service	Senior loan	06/2021	6.3		5,260	5,260
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.5		9	8
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8		2,924	2,295
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0		4,869	4,869
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0		100	100
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3		3,804	3,818
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2018	6.8		122	118
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8		5,282	5,282
						$331,473	$323,510

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at September 30, 2016. As such, no interest is being earned on this investment.

(6)	Loan was on non-accrual status as of September 30, 2016, meaning that SLF has ceased recognizing interest income on the loan.

SLF Loan Portfolio as of September 30, 2015
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
						(In thousands)
1011778 B.C. ULC (New Red Finance/Burger King)	Beverage, Food and Tobacco	Senior loan	12/2021	3.8%		$2,271	$2,264
5.11, Inc.(3)	Textiles and Leather	Senior loan	02/2020	6.0		3,162	3,172
Acosta, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	4.3		2,978	2,938
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,965	1,951
Aderant North America, Inc.	Diversified/Conglomerate Service	Senior loan	12/2018	5.3		4,195	4,195
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		6,946	6,807
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		475	460
Advanced Pain Management Holdings, Inc.(4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A	(5)	—	(23)
Affordable Care Inc.	Personal, Food and Miscellaneous Services	Senior loan	12/2018	5.5		3,976	3,976
Aimbridge Hospitality, LLC	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		5,204	5,204
ARG IH Corporation	Beverage, Food and Tobacco	Senior loan	11/2020	4.8		4,370	4,385
Arise Virtual Solutions, Inc.(3)(4)	Telecommunications	Senior loan	12/2018	N/A	(5)	—	(23)
Arise Virtual Solutions, Inc.(3)	Telecommunications	Senior loan	12/2018	6.8		11,729	11,494
Atkins Nutritionals, Inc(3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		5,872	5,879
Atrium Innovations	Personal and Non Durable Consumer Products	Senior loan	02/2021	4.3		3,520	3,336
BJ’s Wholesale Club, Inc.	Retail Stores	Senior loan	09/2019	4.5		2,957	2,934
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,895	1,729
Brickman Group Ltd. LLC	Farming and Agriculture	Senior loan	12/2020	4.0		1,980	1,954
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.4		5,630	5,630
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	10/2020	5.4		696	696
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	5.8		4,417	4,401
Connect Merger Sub, Inc.	Telecommunications	Senior loan	04/2020	4.8		3,935	3,820
CPI Buyer, LLC (Cole-Parmer)(3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,955	5,925
Curo Health Services LLC(3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		5,970	5,990
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0		10,251	10,046
DentMall MSO, LLC	Retail Stores	Senior loan	07/2019	6.0		1,000	946
Dialysis Newco, Inc.	Healthcare, Education and Childcare	Senior loan	04/2021	4.5		2,469	2,470
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5		4,614	4,384
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	6.8		96	43
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2017	5.0		2,245	2,245
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	01/2020	6.8		5,612	5,591
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,960	3,769
GSDM Holdings Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2019	5.3		1,782	1,782
Hygenic Corporation, The(3)	Personal and Non Durable Consumer Products	Senior loan	10/2020	6.0		4,515	4,515
Integrated Supply Network, LLC(3)	Automobile	Senior loan	02/2020	6.3		12,000	12,000
Integrated Supply Network, LLC(3)	Automobile	Senior loan	02/2020	6.9		734	734
Joerns Healthcare, LLC	Healthcare, Education and Childcare	Senior loan	05/2020	6.2		9,696	9,647
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		6,906	6,906
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	09/2017	6.5		254	254
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3		3,865	3,749
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3		183	177
K&N Engineering, Inc.(3)(4)	Automobile	Senior loan	07/2019	N/A	(5)	—	(6)
Mister Car Wash Holdings, Inc.	Automobile	Senior loan	08/2021	5.0		2,970	2,971
National Veterinary Associates, Inc.	Personal, Food and Miscellaneous Services	Senior loan	08/2021	4.8		990	991
Netsmart Technologies, Inc.(3)	Diversified/Conglomerate Service	Senior loan	02/2019	6.3		10,448	10,448
Netsmart Technologies, Inc.(3)	Diversified/Conglomerate Service	Senior loan	02/2019	7.5		231	231
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3		3,912	3,912
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	7.0		147	147
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3		47	47

SLF Loan Portfolio as of September 30, 2015 – (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal/ Par Amount	Fair Value(2)
					(In thousands)
Octane Fitness, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	10/2018	6.5%	$7,718	$7,718
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.8	2,037	2,037
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.9	292	292
Pasternack Enterprises, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	12/2017	6.3	1,044	1,044
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0	1,975	1,580
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5	5,955	5,955
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5	646	646
PowerPlan Holdings, Inc.(3)	Utilities	Senior loan	02/2022	6.3	12,000	12,000
Premise Health Holding Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5	11,921	11,921
Premise Health Holding Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5	283	283
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0	6,272	6,209
Reliant Pro ReHab, LLC(3)	Healthcare, Education and Childcare	Senior loan	06/2017	6.0	4,225	4,225
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	5.0	3,758	3,758
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3	71	71
Rubio’s Restaurants, Inc(3)	Retail Stores	Senior loan	11/2018	6.0	5,095	5,095
Rug Doctor LLC(3)	Personal and Non Durable Consumer Products	Senior loan	12/2016	6.3	9,769	9,769
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	6.0	3,935	3,891
SEI, Inc.	Electronics	Senior loan	07/2021	5.8	8,799	8,711
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0	7,930	7,930
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	960	960
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	5,960	5,960
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	500	500
Syncsort Incorporated(3)	Electronics	Senior loan	03/2019	5.8	8,860	8,860
Systems Maintenance Services Holding, Inc.(3)	Electronics	Senior loan	10/2019	5.0	2,415	2,415
Take 5 Oil Change, L.L.C.	Automobile	Senior loan	07/2018	6.3	6,647	6,647
Take 5 Oil Change, L.L.C.	Automobile	Senior loan	07/2018	6.3	187	187
Tate’s Bake Shop, Inc.	Beverage, Food and Tobacco	Senior loan	08/2019	5.8	2,978	2,978
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	4,651	4,651
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	5.5	4,545	4,545
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,954	2,516
WII Components, Inc.(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	07/2018	5.3	3,008	3,008
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	4,018	4,018
					$320,583	$317,623

(1)	Represents the weighted average annual current interest rate as of September 30, 2015. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.

(3)	We also hold a portion of the senior loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at September 30, 2015. As such, no interest is being earned on this investment.

We have committed to fund $140.0 million of subordinated notes and $35.0 million of LLC equity interest subscriptions to SLF. The amortized cost, net of principal repayments that are subject to recall, and fair value of the subordinated notes in SLF held by us was $77.3 million and $77.3 million, respectively, as of September 30, 2016, and $76.6 million and $76.6 million, respectively, as of September 30, 2015. As of September 30, 2016, the subordinated notes pay a weighted average interest rate of three-month LIBOR plus 8.0%. For the years ended September 30, 2016 and 2015, we earned interest income of $6.9 million and $3.7 million, respectively, on the subordinated notes. As of September 30, 2016 and 2015, $23.2 million and $9.3 million, respectively, of our LLC equity interest subscriptions had been called and contributed, net of return of capital distributions subject to recall. For the years ended September 30, 2016 and 2015, we received $4.1 million and $1.4 million, respectively, in dividend income from the LLC equity interests.
For the years ended September 30, 2016 and 2015, we earned a total return on our weighted average capital invested in SLF of 6.6% and 7.1%, respectively. The total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF subordinated notes and LLC equity interests by the combined daily average of our investments in (1) the principal of the SLF subordinated notes and (2) the NAV of the SLF LLC equity interests.
Below is certain summarized financial information for SLF as of and for the years ended September 30, 2016 and 2015:

	As of September 30,
	2016	2015
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments, at fair value	$323,510	$317,623
Cash and other assets (1)	7,281	5,772
Receivable from investments sold	1,995	—
Total assets (1)	$332,786	$323,395
Senior credit facility	$214,050	$212,300
Unamortized debt issuance costs (1)	(949)	(2,464)
Other liabilities	567	489
Total liabilities (1)	213,668	210,325
Subordinated notes and members’ equity	119,118	113,070
Total liabilities and members' equity (1)	$332,786	$323,395

	Years ended September 30,
	2016	2015
	(In thousands)
Selected Statement of Operations Information:
Interest income	$22,016	$10,906
Fee income	84	4
Total investment income	22,100	10,910
Interest expense	15,715	7,701
Administrative service fee	457	249
Other expenses	151	103
Total expenses	16,323	8,053
Net investment income	5,777	2,857
Net realized gains (losses) on investments	(479)	9
Net change in unrealized appreciation (depreciation) on investments, subordinated notes and secured borrowings	(4,685)	(2,206)
Net increase (decrease) in net assets	$613	$660

(1)
On October 1, 2015, SLF adopted ASU 2015-03 which requires that debt issuance costs related to recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability rather than as an asset. Adoption of ASU 2015-03 requires the changes to be applied retrospectively.

SLF has elected to fair value the subordinated notes issued to us and RGA under ASC Topic 825 —  Financial Instruments, or ASC Topic 825. The subordinated notes are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For the year ended September 30, 2016, SLF did not recognize any unrealized depreciation or unrealized appreciation on the subordinated notes. For the year ended September 30, 2015, SLF recognized $0.1 million in unrealized appreciation on the subordinated notes. The following table presents the difference between fair value and the aggregate contractual principal amounts of subordinated notes for which the fair value option has been elected as of September 30, 2016 and 2015:

	As of September 30, 2016			As of September 30, 2015
	(In thousands)			(In thousands)
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Subordinated notes	$88,344	$88,344	$88,344	$87,500	$87,500	$87,500
Contractual Obligations and Off-Balance Sheet Arrangements
A summary of our significant contractual payment obligations as of September 30, 2016 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2010 Debt Securitization	$215.0	$—	$—	$—	$215.0
2014 Debt Securitization	246.0	—	—	—	246.0
SBA debentures	277.0	—	—	55.3	221.7
Credit Facility	126.7	—	—	126.7	—
Adviser Revolver	—	—	—	—	—
Unfunded commitments (1)	81.4	81.4	—	—	—
Total contractual obligations (2)	$946.1	$81.4	$—	$182.0	$682.7

(1)
Unfunded commitments represent all amounts unfunded commitments to fund investments, excluding our investments in SLF, as of September 30, 2016. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of September 30, 2016, subject to the terms of each loan’s respective credit agreement.

(2)	Total contractual obligations exclude $0.5 million of secured borrowings.
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2016 and 2015, we had outstanding commitments to fund investments totaling $81.4 million and $121.5 million, respectively. We have commitments of up to $66.4 million and $75.2 million to SLF as of September 30, 2016 and 2015, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.
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

•
Under the Staffing Agreement, Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and provide access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis. We are not a party to the Staffing Agreement.

•
GC Advisors serves as collateral manager to the 2010 Issuer and the 2014 Issuer under collateral management agreements and receives a fee for providing these services that is offset against the base management fee payable by us under the Investment Advisory Agreement.

•	We have entered into the Adviser Revolver with GC Advisors

•
In our common stock offering that closed on April 15, 2015, Mr. William M. Webster IV purchased 5,000 shares at the public offering price per share. In addition, in the offering that closed on August 15, 2016, Mr. John T. Baily purchased 8,250 shares at the public offering price per share.

•
From Jaunary 1, 2016 through September 30, 2016, the Golub Capital Employee Grant Program Rabbi Trust, or (the Trust), purchased approximately $1.5 million of shares, or 95,035 shares, of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2015, the Trust purchased approximately $16.0 million of shares, or 952,051 shares, of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2014, the Trust purchased approximately $14.5 million of shares, or 835,271 shares, of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital Investment Corporation, an unlisted business development company that commenced operations on December 31, 2014, which primarily focuses on investing in senior secured and one stop loans. In addition, our officers and directors serve in similar capacities for Golub Capital Investment Corporation. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2016, 2015 and 2014. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Valuation of Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of September 30, 2016 and 2015, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.
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
Valuation of Secured Borrowings
We have elected the fair value option under ASC Topic 825 relating to accounting for debt obligations at their fair value for our secured borrowings, which arise due to partial loan sales that do not meet the criteria for sale treatment under ASC Topic 860— Transfers and Servicing, or ASC Topic 860. All secured borrowings as of September 30, 2016 and 2015 were valued using Level 3 inputs under the fair value hierarchy, and our approach to determining fair value of Level 3 secured borrowings is consistent with our approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.
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
Non-accrual:  Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will not be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $1.3 million and $6.5 million as of September 30, 2016 and 2015, respectively.
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
Income taxes:
See "Consolidated Results of Operations - Expenses - Excise Tax Expense"

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2016 and 2015, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.04% and 1.08%, respectively. Prior to their redemption on October 20, 2016, the Class A and B 2010 Notes issued as part of the 2010 Debt Securitization had floating interest rate provisions based on three-month LIBOR that resets quarterly as do the Class A-Refi and Class B-Refi 2010 Notes issued in connection with the refinancing of the 2010 Debt Securitization. In addition, Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization have floating interest rate provisions based on three-month LIBOR that reset quarterly and the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily. As of September 30, 2016 and 2015, the weighted average LIBOR floor on the secured borrowings, which reset quarterly, was 1.00% and 1.00%, respectively. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.
Assuming that the consolidated statement of financial condition as of September 30, 2016 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(237)	$(1,469)	$1,232
Up 50 basis points	5,219	2,941	2,278
Up 100 basis points	13,167	5,881	7,286
Up 150 basis points	21,123	8,822	12,301
Up 200 basis points	29,079	11,763	17,316
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2016, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the Credit Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.
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
Management assessed the effectiveness of Golub Capital BDC’s internal control over financial reporting as of September 30, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2016, our internal control over financial reporting is effective based on those criteria.
Golub Capital BDC’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2016. This report appears on page 86.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Golub Capital BDC, Inc. and Subsidiaries
We have audited the accompanying consolidated statement of financial condition, including the consolidated schedule of investments, of Golub Capital BDC, Inc. and Subsidiaries (collectively, the “Company”) as of September 30, 2016, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of September 30, 2016 by correspondence with the trustee or custodian, as applicable. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golub Capital BDC, Inc. and Subsidiaries as of September 30, 2016, and the consolidated results of their operations, changes in net assets, and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Golub Capital BDC, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 16, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
November 16, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Golub Capital BDC, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition, including the consolidated schedule of investments, of Golub Capital BDC, Inc. and Subsidiaries (collectively, the “Company”) as of September 30, 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for the years ended September 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of September 30, 2015, by correspondence with the custodian, loan agent or borrower. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golub Capital BDC, Inc. and Subsidiaries as of September 30, 2015, and the results of their operations and their cash flows for the years ended September 30, 2015 and 2014, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Chicago, Illinois
November 17, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Golub Capital BDC, Inc. and Subsidiaries
We have audited Golub Capital BDC, Inc. and Subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Golub Capital BDC, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition, including the consolidated schedule of investments, of Golub Capital BDC, Inc. and Subsidiaries as of September 30, 2016, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended, and our report dated November 16, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
November 16, 2016

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2016	September 30, 2015
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,546,766	$1,425,325
Non-controlled affiliate company investments	9,618	5,523
Controlled affiliate company investments	104,228	98,936
Total investments at fair value (amortized cost of $1,650,173 and $1,517,314, respectively)	1,660,612	1,529,784
Cash and cash equivalents	10,947	5,468
Restricted cash and cash equivalents	78,593	92,016
Interest receivable	5,935	5,700
Other assets	422	458
Total Assets	$1,756,509	$1,633,426
Liabilities
Debt	$864,700	$813,250
Less unamortized debt issuance costs	5,627	7,624
Debt less unamortized debt issuance costs	859,073	805,626
Secured borrowings, at fair value (proceeds of $471 and $351, respectively)	475	355
Interest payable	3,229	2,722
Management and incentive fees payable	12,763	11,754
Accounts payable and accrued expenses	2,072	2,042
Accrued trustee fees	72	57
Total Liabilities	877,684	822,556
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2016 and September 30, 2015	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 55,059,067 and 51,300,193 shares issued and outstanding as of September 30, 2016 and September 30, 2015, respectively	55	51
Paid in capital in excess of par	855,998	790,713
Undistributed net investment income	18,832	4,230
Net unrealized appreciation (depreciation) on investments and secured borrowings	13,104	15,134
Net realized gain (loss) on investments	(9,164)	742
Total Net Assets	878,825	810,870
Total Liabilities and Total Net Assets	$1,756,509	$1,633,426
Number of common shares outstanding	55,059,067	51,300,193
Net asset value per common share	$15.96	$15.80

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years ended September 30,
	2016	2015	2014
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$114,186	$112,406	$102,158
Dividend income	539	212	1,248
Fee income	1,448	2,265	3,259
Total investment income from non-controlled/non-affiliate company investments	116,173	114,883	106,665
From non-controlled affiliate company investments:
Interest income	660	—	225
Fee income	—	—	171
Total investment income from non-controlled affiliate company investments	660	—	396
From controlled affiliate company investments:
Interest income	6,939	3,735	1,947
Dividend income	4,099	1,350	518
Total investment income from controlled affiliate company investments	11,038	5,085	2,465
Total investment income	127,871	119,968	109,526
Expenses
Interest and other debt financing expenses	27,724	24,510	20,227
Base management fee	22,020	20,330	17,053
Incentive fee	7,266	10,226	10,128
Professional fees	2,814	2,942	2,451
Administrative service fee	2,209	2,372	2,527
General and administrative expenses	525	591	605
Total expenses	62,558	60,971	52,991
Net investment income - before excise tax	65,313	58,997	56,535
Excise tax	333	—	—
Net investment income - after excise tax	64,980	58,997	56,535
Net gain (loss) on investments and secured borrowings
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	3,532	9,354	5,384
Non-controlled affiliate company investments	2,722	—	—
Net realized gain (loss) on investments	6,254	9,354	5,384
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	4,702	768	3,052
Non-controlled affiliate company investments	(3,170)	2,443	475
Controlled affiliate company investments	(3,562)	(773)	(179)
Net change in unrealized appreciation (depreciation) on investments	(2,030)	2,438	3,348
Net change in unrealized appreciation (depreciation) on secured borrowings	—	2	121
Net gain (loss) on investments and secured borrowings	4,224	11,794	8,853
Net increase in net assets resulting from operations	$69,204	$70,791	$65,388
Per Common Share Data
Basic and diluted earnings per common share	$1.33	$1.44	$1.44
Dividends and distributions declared per common share	$1.28	$1.28	$1.28
Basic and diluted weighted average common shares outstanding	51,948,378	49,017,777	45,277,111
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

					Net Unrealized
					Appreciation
	Common Stock		Paid in Capital		(Depreciation) on
		Par	in Excess	Undistributed Net	Investments and	Net Realized Gain	Total
	Shares	Amount	of Par	Investment Income	secured borrowings	(loss) on Investments	Net Assets
Balance at September 30, 2013	43,282,932	$43	$652,669	$2,725	$9,225	$(6,426)	$658,236
Issuance of common stock, net of offering and underwriting costs(1)	3,666,855	4	64,102	—	—	—	64,106
Net increase in net assets resulting from operations	—	—	—	56,535	3,469	5,384	65,388
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	169,711	—	2,832	—	—	—	2,832
Distributions from net investment income	—	—	—	(57,823)	—	—	(57,823)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	876	2,190	—	(3,066)	—
Total Increase (decrease) for the period ended September 30, 2014	3,836,566	4	67,810	902	3,469	2,318	74,503
Balance at September 30, 2014	47,119,498	$47	$720,479	$3,627	$12,694	$(4,108)	$732,739
Issuance of common stock, net of offering and underwriting costs(2)	4,002,292	4	67,366	—	—	—	67,370
Net increase in net assets resulting from operations	—	—	—	58,997	2,440	9,354	70,791
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	178,403	—	2,939	—	—	—	2,939
Distributions from net investment income	—	—	—	(58,152)	—	—	(58,152)
Distributions from realized gain	—	—	—	—	—	(4,817)	(4,817)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(71)	(242)	—	313	—
Total Increase (decrease) for the period ended September 30, 2015	4,180,695	4	70,234	603	2,440	4,850	78,131
Balance at September 30, 2015	51,300,193	$51	$790,713	$4,230	$15,134	$742	$810,870
Issuance of common stock, net of offering and underwriting costs(3)	3,320,456	3	58,257	—	—	—	58,260
Net increase in net assets resulting from operations	—	—	—	64,980	(2,030)	6,254	69,204
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	438,418	1	7,369	—	—	—	7,370
Distributions from net investment income	—	—	—	(54,461)	—	—	(54,461)
Distributions from realized gain	—	—	—	—	—	(12,418)	(12,418)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(341)	4,083	—	(3,742)	—
Total Increase (decrease) for the period ended September 30, 2016	3,758,874	4	65,285	14,602	(2,030)	(9,906)	67,955
Balance at September 30, 2016	55,059,067	$55	$855,998	$18,832	$13,104	$(9,164)	$878,825

(1)
On March 18, 2014, Golub Capital BDC, Inc. priced a public offering of 3,500,000 shares of its common stock at a public offering price of $18.05 per share. On April 23, 2014, Golub Capital BDC, Inc. sold an additional 166,855 shares of its common stock at a public offering price of $18.05 per share pursuant to the underwriters’ partial exercise of the option to purchase additional shares granted in connection with the public offering in March 2014.

(2)
On April 10, 2015, Golub Capital BDC, Inc. priced a public offering of 3,500,000 shares of its common stock at a public offering price of $17.42 per share. On May 7, 2015, Golub Capital BDC, Inc. sold an additional 502,292 shares of its common stock at a public offering price of $17.42 per share pursuant to the underwriters’ partial exercise of the option to purchase additional shares granted in connection with the public offering in April 2015.

(3)
On July 18, 2016, Golub Capital BDC entered into a Securities Purchase Agreement between the Company and a third party institutional investor for the sale of 1,433,486 shares of Company's common stock at a price per share of $17.44 per share. On August 15, 2016, Golub Capital BDC, Inc. priced a public offering of 1,750,000 shares of its common stock at a public offering price of $18.35 per share. On September 19, 2016, Golub Capital BDC, Inc. sold an additional 136,970 shares of its common stock at a public offering price of $18.35 per share pursuant to the underwriters’ partial exercise of the option to purchase additional shares granted in connection with the public offering in August 2016.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended September 30,
	2016	2015	2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$69,204	$70,791	$65,388
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred financing costs	4,184	4,506	3,030
Accretion of discounts and amortization of premiums	(8,662)	(9,000)	(8,894)
Net realized (gain) loss on investments	(6,254)	(9,354)	(5,384)
Net change in unrealized (appreciation) depreciation on investments	2,030	(2,438)	(3,348)
Net change in unrealized appreciation (depreciation) on secured borrowings	—	(2)	(121)
Proceeds from (fundings of) revolving loans, net	(587)	(1,365)	288
Fundings of investments	(654,763)	(858,147)	(878,635)
Proceeds from principal payments and sales of portfolio investments	538,609	699,075	573,201
PIK interest	(1,201)	(941)	69
Changes in operating assets and liabilities:
Interest receivable	(235)	91	(1,475)
Other assets	36	69	(291)
Interest payable	507	(474)	1,919
Management and incentive fees payable	1,009	3,303	2,872
Payable for investments purchased	—	—	(3,677)
Accounts payable and accrued expenses	30	645	(581)
Accrued trustee fees	15	(9)	66
Net cash (used in) provided by operating activities	(56,078)	(103,250)	(255,573)
Cash flows from investing activities
Net change in restricted cash and cash equivalents	13,423	(17,208)	(36,400)
Net cash (used in) provided by investing activities	13,423	(17,208)	(36,400)
Cash flows from financing activities
Borrowings on debt	440,650	503,200	825,950
Repayments of debt	(389,200)	(387,100)	(540,900)
Capitalized debt financing costs	(2,187)	(2,615)	(4,803)
Proceeds from secured borrowings	155	—	29,518
Repayments on secured borrowings	(35)	(34)	(38,081)
Proceeds from shares sold, net of underwriting costs	58,555	67,602	64,170
Offering costs paid	(295)	(232)	(64)
Distributions paid	(59,509)	(60,030)	(54,991)
Net cash provided by (used in) financing activities	48,134	120,791	280,799
Net change in cash and cash equivalents	5,479	333	(11,174)
Cash and cash equivalents, beginning of period	5,468	5,135	16,309
Cash and cash equivalents, end of period	$10,947	$5,468	$5,135
Supplemental information:
Cash paid during the period for interest	$23,019	$20,463	$14,081
Taxes, including excise tax, paid during the period	333	—	—
Distributions declared during the period	(66,879)	(62,969)	(57,823)
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP*^#	One stop	L + 9.00%	8.00% cash/2.00% PIK	03/2020	$17,730	$17,592	1.7%	$15,070
ILC Dover, LP	One stop	L + 9.00%	8.00% cash/2.00% PIK	03/2019	784	776	0.1	667
NTS Technical Systems*^#	One stop	L + 6.25%	7.25	06/2021	26,079	25,721	2.9	25,557
NTS Technical Systems(4)	One stop	L + 6.25%	N/A(5)	06/2021	—	(83)	—	(71)
NTS Technical Systems(4)	One stop	L + 6.25%	N/A(5)	06/2021	—	(39)	—	(57)
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	8.00%	12/2017	3,899	3,845	0.1	1,170
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	537	535	0.1	537
Tronair Parent, Inc.(4)	Senior loan	L + 4.50%	N/A(5)	09/2021	—	(1)	—	—
Whitcraft LLC*^	One stop	L + 6.50%	7.50%	05/2020	13,504	13,404	1.5	13,504
Whitcraft LLC(4)	One stop	L + 6.50%	N/A(5)	05/2020	—	(1)	—	—
					62,533	61,749	6.4	56,377
Automobile
American Driveline Systems, Inc.*	Senior loan	L + 5.75%	6.75%	03/2020	1,798	1,758	0.2	1,798
American Driveline Systems, Inc.^	Senior loan	L + 5.75%	6.75%	03/2020	233	229	—	233
American Driveline Systems, Inc.	Senior loan	P + 4.75%	8.25%	03/2020	46	40	—	46
CH Hold Corp. (Caliber Collision)*#	Senior loan	L + 5.25%	6.25%	11/2019	5,144	5,108	0.6	5,144
Dent Wizard International Corporation*	Senior loan	L + 4.75%	5.75%	04/2020	2,469	2,460	0.3	2,469
K&N Engineering, Inc.^	Senior loan	P + 3.25%	6.75%	07/2019	2,821	2,797	0.3	2,821
K&N Engineering, Inc.^	Senior loan	L + 4.25%	5.25%	07/2019	133	122	—	133
K&N Engineering, Inc.(4)	Senior loan	L + 4.25%	N/A(5)	07/2019	—	(2)	—	—
OEConnection LLC*	Senior loan	L + 5.00%	6.00%	06/2022	4,883	4,763	0.6	4,883
OEConnection LLC(4)	Senior loan	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
Polk Acquisition Corp.*	Senior loan	L + 5.00%	6.00%	06/2022	4,734	4,662	0.5	4,734
Polk Acquisition Corp.	Senior loan	L + 5.00%	6.00%	06/2022	54	53	—	54
Polk Acquisition Corp.	Senior loan	L + 5.00%	6.64%	06/2022	18	16	—	18
Polk Acquisition Corp.(4)	Senior loan	L + 5.00%	N/A(5)	06/2022	—	(2)	—	—
T5 Merger Corporation^	One stop	L + 6.25%	7.25%	03/2022	3,200	3,148	0.4	3,168
T5 Merger Corporation(4)	One stop	L + 6.25%	N/A(5)	03/2022	—	(2)	—	(1)
					25,533	25,149	2.9	25,500
Banking
HedgeServ Holding L.P.*^#	One stop	L + 8.00%	7.00% cash/2.00% PIK	02/2019	17,529	17,451	2.0	17,529
HedgeServ Holding L.P.(4)	One stop	L + 6.00%	N/A(5)	02/2019	—	(4)	—	—
					17,529	17,447	2.0	17,529
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.	One stop	L + 5.75%	6.75%	04/2021	7,993	7,871	0.8	7,194
Abita Brewing Co., L.L.C.(4)	One stop	L + 5.75%	6.75%	04/2021	4	3	—	(11)
ABP Corporation*	Senior loan	L + 4.75%	6.00%	09/2018	4,696	4,667	0.5	4,461
ABP Corporation	Senior loan	P + 3.50%	7.25%	09/2018	250	247	—	225
Atkins Nutritionals, Inc*^	One stop	L + 8.50%	9.75%	04/2019	21,636	21,464	2.5	21,636
Atkins Nutritionals, Inc*^#	One stop	L + 5.00%	6.25%	01/2019	16,872	16,752	1.9	16,872
Benihana, Inc.*^	One stop	L + 6.00%	7.25%	01/2019	15,279	15,064	1.7	14,973
Benihana, Inc.	One stop	P + 4.75%	7.92%	07/2018	1,628	1,599	0.2	1,585
C. J. Foods, Inc.*	One stop	L + 5.00%	6.00%	05/2019	3,141	3,116	0.4	3,141
C. J. Foods, Inc.	One stop	L + 5.00%	6.00%	05/2019	663	656	0.1	663
C. J. Foods, Inc.(4)	One stop	L + 5.00%	N/A(5)	05/2019	—	(5)	—	—
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	1,074	1,067	0.1	1,074

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Beverage, Food and Tobacco – (continued)
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	$302	$300	—%	$302
Firebirds International, LLC	One stop	L + 5.75%	7.00%	05/2018	55	53	—	55
Firebirds International, LLC(4)	One stop	L + 5.75%	N/A(5)	05/2018	—	(1)	—	—
First Watch Restaurants, Inc.*^#	One stop	L + 6.00%	7.15%	12/2020	25,596	25,384	2.9	25,596
First Watch Restaurants, Inc.	One stop	P + 5.00%	8.05%	12/2020	1,603	1,596	0.2	1,603
First Watch Restaurants, Inc.	One stop	L + 6.00%	7.00%	12/2020	1,258	1,248	0.1	1,258
First Watch Restaurants, Inc.	One stop	L + 6.00%	7.00%	12/2020	1,255	1,246	0.2	1,255
First Watch Restaurants, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2020	—	(8)	—	—
Hopdoddy Holdings, LLC	One stop	L + 8.00%	9.00%	08/2020	660	649	0.1	660
Hopdoddy Holdings, LLC	One stop	L + 8.00%	N/A(5)	08/2020	—	—	—	—
Hopdoddy Holdings, LLC(4)	One stop	L + 8.00%	N/A(5)	08/2020	—	(3)	—	—
IT'SUGAR LLC	Subordinated debt	N/A	8.00%	10/2017	1,707	1,707	0.2	1,384
Purfoods, LLC	One stop	L + 6.25%	7.25%	05/2021	8,647	8,449	1.0	8,647
Purfoods, LLC	One stop	N/A	7.00% PIK	05/2026	101	101	—	101
Purfoods, LLC	One stop	L + 6.25%	7.25%	05/2021	25	24	—	25
Purfoods, LLC(4)	One stop	L + 6.25%	N/A(5)	05/2021	—	(1)	—	—
Restaurant Holding Company, LLC #	Senior loan	L + 7.75%	8.75%	02/2019	4,605	4,581	0.5	4,513
Rubio's Restaurants, Inc*^	Senior loan	L + 4.75%	6.00%	11/2018	8,919	8,879	1.0	8,919
Smashburger Finance LLC	Senior loan	L + 5.50%	6.75%	05/2018	87	86	—	85
Smashburger Finance LLC(4)	Senior loan	L + 5.50%	N/A(5)	05/2018	—	(2)	—	—
Surfside Coffee Company LLC^	One stop	L + 5.25%	6.25%	06/2020	4,470	4,436	0.5	4,470
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	337	329	—	337
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	26	25	—	26
Tate's Bake Shop, Inc.#	Senior loan	L + 5.00%	6.00%	08/2019	597	593	0.1	597
Uinta Brewing Company^	One stop	L + 8.50%	9.50%	08/2019	3,734	3,713	0.4	3,622
Uinta Brewing Company	One stop	L + 8.50%	9.50%	08/2019	308	305	—	296
					137,528	136,190	15.4	135,564
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	5.75%	05/2021	1,477	1,471	0.2	1,483

Building and Real Estate
Brooks Equipment Company, LLC*^	One stop	L + 5.00%	6.00%	08/2020	22,970	22,747	2.6	22,970
Brooks Equipment Company, LLC(4)	One stop	L + 5.00%	N/A(5)	08/2020	—	(13)	—	—
ITEL Laboratories, Inc.*	Senior loan	L + 4.50%	5.75%	06/2018	634	631	0.1	634
ITEL Laboratories, Inc.	Senior loan	L + 4.50%	N/A(5)	06/2018	—	—	—	—
					23,604	23,365	2.7	23,604
Containers, Packaging and Glass
Fort Dearborn Company*^	Senior loan	L + 4.75%	5.75%	10/2018	2,980	2,969	0.3	2,980
Fort Dearborn Company*^	Senior loan	L + 4.25%	5.25%	10/2017	509	508	0.1	509
					3,489	3,477	0.4	3,489
Diversified Conglomerate Manufacturing
Chase Industries, Inc.*^#	One stop	L + 5.75%	6.81%	09/2020	21,704	21,556	2.5	21,704
Chase Industries, Inc.#	One stop	L + 5.75%	7.13%	09/2020	4,816	4,784	0.5	4,816
Chase Industries, Inc.(4)	One stop	L + 5.75%	N/A(5)	09/2020	—	(14)	—	—
Inventus Power, Inc*^	One stop	L + 5.50%	6.50%	04/2020	8,409	8,369	0.9	7,736
Inventus Power, Inc(4)	One stop	L + 5.50%	N/A(5)	04/2020	—	(3)	—	(42)
Onicon Incorporated*^#	One stop	L + 6.00%	7.00%	04/2020	13,422	13,286	1.5	13,221
Onicon Incorporated(4)	One stop	L + 6.00%	N/A(5)	04/2020	—	(6)	—	(15)
Pasternack Enterprises, Inc. and Fairview Microwave, Inc#	Senior loan	L + 5.00%	6.00%	05/2022	2,460	2,436	0.3	2,435

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Manufacturing – (continued)
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	6.00%	08/2022	$1,768	$1,718	0.2%	$1,768
Plex Systems, Inc.*^	One stop	L + 7.50%	8.75%	06/2020	18,797	18,410	2.1	18,797
Plex Systems, Inc.(4)	One stop	L + 7.50%	N/A(5)	06/2020	—	(30)	—	—
Reladyne, Inc.*#	Senior loan	L + 5.25%	6.25%	07/2022	10,149	9,992	1.2	10,047
Reladyne, Inc.	Senior loan	L + 5.25%	6.25%	07/2022	111	110	—	110
Reladyne, Inc.	Senior loan	P + 4.25%	7.75%	07/2022	26	24	—	24
Reladyne, Inc.(4)	Senior loan	L + 5.25%	N/A(5)	07/2022	—	(2)	—	(1)
Sunless Merger Sub, Inc.	Senior loan	L + 5.00%	6.25%	07/2019	1,503	1,509	0.2	1,503
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	7.25%	07/2019	151	151	—	151
					83,316	82,290	9.4	82,254
Diversified Conglomerate Service
Accellos, Inc.*^#	One stop	L + 5.75%	6.75%	07/2020	31,051	30,806	3.5	31,051
Accellos, Inc.(4)	One stop	L + 5.75%	N/A(5)	07/2020	—	(13)	—	—
Actiance, Inc. *^	One stop	L + 9.00%	10.00%	04/2018	2,900	2,831	0.3	2,900
Actiance, Inc.	One stop	L + 9.00%	N/A(5)	04/2018	—	—	—	—
Agility Recovery Solutions Inc.*^	One stop	L + 6.50%	7.50%	03/2020	14,092	13,950	1.6	14,092
Agility Recovery Solutions Inc.(4)	One stop	L + 6.50%	N/A(5)	03/2020	—	(6)	—	—
Bomgar Corporation^	One stop	L + 7.50%	8.50%	06/2022	4,888	4,794	0.6	4,888
Bomgar Corporation(4)	One stop	L + 7.50%	N/A(5)	06/2022	—	(2)	—	—
CIBT Holdings, Inc^	Senior loan	L + 5.25%	6.25%	06/2022	1,973	1,954	0.2	1,973
CIBT Holdings, Inc	Senior loan	L + 5.25%	N/A(5)	06/2022	—	—	—	—
Clearwater Analytics, LLC#	One stop	L + 7.50%	8.50%	09/2022	10,050	9,877	1.1	9,925
Clearwater Analytics, LLC(4)	One stop	L + 7.50%	N/A(5)	09/2022	—	(2)	—	(1)
Daxko Acquisition Corporation#	One stop	L + 6.50%	7.50%	09/2022	8,557	8,430	1.0	8,472
Daxko Acquisition Corporation(4)	One stop	L + 6.50%	N/A(5)	09/2022	—	(1)	—	—
EGD Security Systems, LLC	One stop	L + 6.25%	7.25%	06/2022	11,114	10,876	1.3	11,114
EGD Security Systems, LLC	One stop	L + 6.25%	7.25%	06/2022	98	96	—	98
EGD Security Systems, LLC(4)	One stop	L + 6.25%	N/A(5)	06/2022	—	(2)	—	—
HealthcareSource HR, Inc.	One stop	L + 6.75%	7.75%	05/2020	17,724	17,416	2.0	17,724
HealthcareSource HR, Inc.(4)	One stop	L + 6.75%	N/A(5)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	02/2020	3,028	2,978	0.3	3,005
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	08/2021	2,552	2,530	0.3	2,533
Host Analytics, Inc.(4)	One stop	N/A	N/A(5)	02/2020	—	(8)	—	(6)
III US Holdings, LLC#	One stop	L + 6.00%	7.00%	09/2022	5,510	5,400	0.6	5,400
III US Holdings, LLC(4)	One stop	L + 6.00%	N/A(5)	09/2022	—	(1)	—	(1)
Integration Appliance, Inc.*^	One stop	L + 8.25%	9.50%	09/2020	16,123	15,986	1.8	16,123
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	7,914	7,771	0.9	7,914
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	5,396	5,307	0.6	5,396
Integration Appliance, Inc.*	One stop	L + 8.25%	9.50%	09/2020	719	709	0.1	719
Integration Appliance, Inc.(4)	One stop	L + 8.25%	N/A(5)	09/2018	—	(8)	—	—
Jensen Hughes, Inc.#	Senior loan	L + 5.00%	6.00%	12/2021	156	155	—	156
Netsmart Technologies, Inc.#	Senior loan	L + 4.75%	5.75%	04/2023	1,772	1,755	0.2	1,783
Netsmart Technologies, Inc.(4)	Senior loan	L + 4.75%	N/A(5)	01/1900	—	(9)	—	—
Project Alpha Intermediate Holding, Inc.*#	One stop	L + 8.25%	9.25%	08/2022	17,257	16,749	1.9	16,912
PT Intermediate Holdings III, LLC	One stop	L + 6.50%	7.50%	06/2022	22,250	21,719	2.5	22,250
PT Intermediate Holdings III, LLC	One stop	P + 5.50%	9.00%	06/2022	25	21	—	25
Secure-24, LLC*	One stop	L + 6.00%	7.25%	08/2017	9,777	9,723	1.1	9,777
Secure-24, LLC^	One stop	L + 6.00%	7.25%	08/2017	1,430	1,424	0.2	1,430
Secure-24, LLC(4)	One stop	L + 6.00%	N/A(5)	08/2017	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Service – (continued)
Severin Acquisition, LLC^	Senior loan	L + 5.38%	6.38%	07/2021	$892	$884	0.1%	$905
Severin Acquisition, LLC^	Senior loan	L + 5.00%	6.00%	07/2021	794	788	0.1	794
Severin Acquisition, LLC^	Senior loan	L + 5.38%	6.38%	07/2021	607	601	0.1	616
Severin Acquisition, LLC^	Senior loan	L + 4.88%	5.88%	07/2021	196	194	—	195
Source Medical Solutions, Inc.	Second lien	L + 11.00%	9.00% cash/3.00% PIK	03/2018	9,475	9,340	1.1	9,475
Steelwedge Software, Inc.^	One stop	L + 10.00%	9.00% cash/2.00% PIK	09/2020	2,197	2,109	0.2	2,197
Steelwedge Software, Inc.	One stop	L + 8.00%	N/A(5)	09/2020	—	—	—	—
TA MHI Buyer, Inc. ^	One stop	L + 6.50%	7.50%	09/2021	8,232	8,172	0.9	8,232
TA MHI Buyer, Inc.*	One stop	L + 6.50%	7.50%	09/2021	1,281	1,269	0.2	1,281
TA MHI Buyer, Inc. ^	One stop	L + 6.50%	7.50%	09/2021	666	659	0.1	666
TA MHI Buyer, Inc. ^	One stop	L + 6.50%	7.50%	09/2021	237	235	—	237
TA MHI Buyer, Inc.	One stop	L + 6.50%	N/A(5)	09/2021	—	—	—	—
Trintech, Inc. *^#	One stop	L + 6.00%	7.00%	10/2021	10,959	10,841	1.3	10,959
Trintech, Inc. (4)	One stop	L + 6.00%	N/A(5)	10/2021	—	(1)	—	—
Vendavo, Inc.	One stop	L + 8.50%	9.50%	10/2019	17,982	17,717	2.0	17,672
Vendavo, Inc.(4)	One stop	L + 8.50%	N/A(5)	10/2019	—	(9)	—	(25)
Vendor Credentialing Service LLC	One stop	L + 6.00%	7.00%	11/2021	10,194	9,970	1.2	10,194
Vendor Credentialing Service LLC(4)	One stop	L + 6.00%	N/A(5)	11/2021	—	(1)	—	—
Vitalyst, LLC	Senior loan	L + 5.25%	6.50%	09/2017	1,385	1,381	0.2	1,385
Vitalyst, LLC(4)	Senior loan	L + 4.25%	N/A(5)	09/2017	—	—	—	(2)
Workforce Software, LLC^	One stop	L + 10.50%	4.50% cash/7.00% PIK	06/2021	5,039	5,004	0.6	5,001
Workforce Software, LLC	One stop	L + 3.50%	N/A(5)	06/2021	—	—	—	—
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 8.50%	9.50%	08/2021	4,629	4,563	0.5	4,594
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 8.50%	N/A(5)	08/2021	—	—	—	—
					271,121	266,919	30.7	270,028
Ecological
Pace Analytical Services, LLC	One stop	L + 6.25%	7.25%	09/2022	15,500	15,074	1.7	15,345
Pace Analytical Services, LLC(4)	One stop	L + 6.25%	N/A(5)	09/2022	—	(2)	—	(1)
Pace Analytical Services, LLC(4)	One stop	L + 6.25%	N/A(5)	09/2022	—	(6)	—	(3)
					15,500	15,066	1.7	15,341
Electronics
Appriss Holdings, Inc.*#	Senior loan	L + 5.25%	6.25%	11/2020	15,451	15,268	1.7	15,451
Appriss Holdings, Inc.	Senior loan	L + 5.25%	6.25%	11/2020	800	770	0.1	800
Compusearch Software Holdings, Inc.^	Senior loan	L + 4.25%	5.25%	05/2021	1,308	1,305	0.1	1,308
Diligent Corporation*	One stop	L + 6.75%	7.75%	04/2022	4,888	4,786	0.6	4,888
Diligent Corporation(4)	One stop	L + 6.75%	N/A(5)	04/2022	—	(2)	—	—
ECI Acquisition Holdings, Inc.*^#	One stop	L + 6.25%	7.25%	03/2019	21,668	21,467	2.5	21,668
ECI Acquisition Holdings, Inc.*	One stop	L + 6.25%	7.25%	03/2019	1,403	1,390	0.2	1,403
ECI Acquisition Holdings, Inc.(4)	One stop	L + 6.25%	N/A(5)	03/2019	—	(9)	—	—
Gamma Technologies, LLC^#	One stop	L + 5.00%	6.00%	06/2021	18,001	17,859	2.0	18,001
Gamma Technologies, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
Park Place Technologies LLC*#	One stop	L + 5.25%	6.25%	06/2022	12,466	12,301	1.4	12,466
Park Place Technologies LLC	One stop	L + 5.25%	6.25%	06/2022	100	98	—	100
Sloan Company, Inc., The#	One stop	L + 7.25%	8.25%	04/2020	7,513	7,411	0.8	7,138
Sloan Company, Inc., The	One stop	L + 7.25%	8.25%	04/2020	6	5	—	4
Sovos Compliance*^	One stop	L + 7.25%	8.25%	03/2022	9,423	9,247	1.1	9,234
Sovos Compliance(4)	One stop	L + 7.25%	N/A(5)	03/2022	—	(1)	—	(1)
Sparta Holding Corporation*^#	One stop	L + 5.50%	6.50%	07/2020	22,309	22,131	2.5	22,309
Sparta Holding Corporation(4)	One stop	L + 5.50%	N/A(5)	07/2020	—	(24)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Electronics – (continued)
Syncsort Incorporated*^#	One stop	L + 5.50%	6.50%	11/2021	$16,609	$16,325	1.9%	$16,609
Syncsort Incorporated(4)	One stop	L + 5.50%	N/A(5)	11/2021	—	(2)	—	—
Systems Maintenance Services Holding, Inc.^	Senior loan	L + 4.00%	5.00%	10/2019	2,603	2,597	0.3	2,603
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	9.00%	10/2021	9,434	9,274	1.1	9,434
					143,982	142,195	16.3	143,415
Grocery
MyWebGrocer, Inc.*	One stop	L + 8.75%	10.00%	05/2017	14,271	14,190	1.6	14,271
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	5.77%	10/2020	726	712	0.1	735
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	5.77%	10/2020	543	538	0.1	551
					15,540	15,440	1.8	15,557
Healthcare, Education and Childcare
Active Day, Inc.	One stop	L + 6.00%	7.00%	12/2021	13,538	13,216	1.5	13,538
Active Day, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2021	—	(1)	—	—
Active Day, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2021	—	(37)	—	—
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	6.75%	05/2022	21,496	20,891	2.4	21,496
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	6.75%	05/2022	109	107	—	109
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	6.75%	05/2022	32	32	—	32
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	8.25%	05/2022	27	26	—	27
ADCS Clinics Intermediate Holdings, LLC(4)	One stop	L + 5.75%	N/A(5)	05/2022	—	(4)	—	—
Agilitas USA, Inc.^	Senior loan	L + 4.00%	5.00%	10/2020	2,125	2,110	0.2	2,040
Aris Teleradiology Company, LLC*	Senior loan	L + 4.75%	5.75%	03/2021	941	933	0.1	941
Aris Teleradiology Company, LLC	Senior loan	L + 4.75%	N/A(5)	03/2021	—	—	—	—
Avalign Technologies, Inc.^	Senior loan	L + 4.50%	5.50%	07/2021	1,136	1,132	0.1	1,136
BIORECLAMATIONIVT, LLC *^#	One stop	L + 6.25%	7.25%	01/2021	14,392	14,177	1.6	14,392
BIORECLAMATIONIVT, LLC (4)	One stop	L + 6.25%	N/A(5)	01/2021	—	(1)	—	—
California Cryobank, LLC^	One stop	L + 5.50%	6.50%	08/2019	1,550	1,542	0.2	1,550
California Cryobank, LLC	One stop	L + 5.50%	6.50%	08/2019	234	234	—	234
California Cryobank, LLC(4)	One stop	L + 5.50%	N/A(5)	08/2019	—	(1)	—	—
Certara L.P.*^#	One stop	L + 6.25%	7.25%	12/2018	29,063	28,870	3.3	29,063
Certara L.P.(4)	One stop	L + 6.25%	N/A(5)	12/2018	—	(10)	—	—
CLP Healthcare Services, Inc.^	Senior loan	L + 5.25%	6.25%	12/2020	3,964	3,928	0.5	3,964
CPI Buyer, LLC (Cole-Parmer)*^	Senior loan	L + 4.50%	5.50%	08/2021	7,740	7,522	0.9	7,702
Curo Health Services LLC#	Senior loan	L + 5.50%	6.50%	02/2022	1,970	1,955	0.2	1,976
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	6.25%	07/2021	18,968	18,634	2.2	18,968
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	6.25%	07/2021	13,604	13,460	1.5	13,604
DCA Investment Holding, LLC	One stop	P + 4.25%	7.75%	07/2021	1,340	1,325	0.2	1,340
Deca Dental Management LLC*^	One stop	L + 6.25%	7.25%	07/2020	4,146	4,100	0.5	4,146
Deca Dental Management LLC	One stop	L + 6.25%	7.25%	07/2020	504	496	0.1	504
Deca Dental Management LLC	One stop	L + 6.25%	7.25%	07/2020	50	49	—	50
Delta Educational Systems*(6)	Senior loan	P + 4.75%	8.25%	12/2016	1,438	1,433	—	216
Delta Educational Systems(4)(6)	Senior loan	L + 6.00%	N/A(5)	12/2016	—	—	—	(60)
Dental Holdings Corporation	One stop	L + 5.50%	6.50%	02/2020	7,599	7,480	0.9	7,599
Dental Holdings Corporation	One stop	L + 5.50%	6.50%	02/2020	1,155	1,143	0.1	1,155
Dental Holdings Corporation	One stop	P + 4.25%	7.75%	02/2020	213	204	—	213
eSolutions, Inc.	One stop	L + 6.50%	7.50%	03/2022	12,866	12,605	1.5	12,866
eSolutions, Inc.(4)	One stop	L + 6.50%	N/A(5)	03/2022	—	(1)	—	—
G & H Wire Company, Inc.*^	One stop	L + 5.75%	6.75%	12/2017	13,157	13,112	1.5	13,157
G & H Wire Company, Inc.	One stop	P + 4.50%	8.00%	12/2017	357	355	—	357
Joerns Healthcare, LLC*^	One stop	L + 5.00%	6.00%	05/2020	3,838	3,802	0.4	3,647
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare – (continued)
Katena Holdings, Inc.^	One stop	L + 6.25%	7.25%	06/2021	$8,699	$8,627	1.0%	$8,699
Katena Holdings, Inc.	One stop	P + 5.25%	8.75%	06/2021	850	843	0.1	850
Katena Holdings, Inc.	One stop	P + 5.25%	8.75%	06/2021	13	12	—	13
Lombart Brothers, Inc.	One stop	L + 6.75%	7.75%	04/2022	3,508	3,411	0.4	3,508
Lombart Brothers, Inc.	One stop	L + 6.75%	7.75%	04/2022	8	7	—	8
Maverick Healthcare Group, LLC*	Senior loan	L + 7.50%	7.25% cash/2.00% PIK	04/2017	1,921	1,915	0.2	1,921
Northwestern Management Services, LLC (Sage Dental)	One stop	L + 5.25%	6.50%	10/2019	72	71	—	71
Northwestern Management Services, LLC (Sage Dental)	One stop	P + 4.00%	7.50%	10/2019	17	16	—	16
Northwestern Management Services, LLC (Sage Dental)(4)	One stop	L + 5.25%	N/A(5)	10/2019	—	(2)	—	(3)
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.50%	05/2022	8,605	8,369	1.0	8,605
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.50%	05/2022	58	57	—	58
Oliver Street Dermatology Holdings, LLC(4)	One stop	L + 6.50%	N/A(5)	05/2022	—	(3)	—	—
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	7.25%	08/2021	10,081	9,812	1.1	9,980
Pinnacle Treatment Centers, Inc.	One stop	P + 5.00%	8.50%	08/2021	5	3	—	4
Pinnacle Treatment Centers, Inc.(4)	One stop	L + 6.25%	N/A(5)	08/2021	—	(3)	—	(1)
PPT Management, LLC#	One stop	L + 5.00%	6.00%	04/2020	4,179	4,143	0.5	4,179
PPT Management, LLC	One stop	L + 5.00%	6.00%	04/2020	137	136	—	137
PPT Management, LLC(4)	One stop	L + 5.00%	N/A(5)	04/2020	—	(1)	—	—
Premise Health Holding Corp.#	One stop	L + 4.50%	5.50%	06/2020	14,963	14,881	1.7	14,963
Premise Health Holding Corp.(4)	One stop	L + 4.50%	N/A(5)	06/2020	—	(16)	—	—
Pyramid Healthcare, Inc.#	One stop	L + 5.75%	6.75%	08/2019	1,484	1,471	0.2	1,484
Radiology Partners, Inc.#	One stop	L + 5.50%	6.50%	09/2020	22,570	22,295	2.6	22,344
Radiology Partners, Inc.	One stop	L + 5.50%	6.50%	09/2020	708	708	0.1	701
Radiology Partners, Inc.(4)	One stop	L + 5.50%	N/A(5)	09/2020	—	(4)	—	(4)
Radiology Partners, Inc.(4)	One stop	L + 5.50%	N/A(5)	09/2020	—	(18)	—	(8)
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	6.00%	12/2017	2,548	2,533	0.3	2,548
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	7.50%	12/2017	59	54	—	59
RXH Buyer Corporation*^	One stop	L + 5.75%	6.75%	09/2021	17,435	17,148	1.9	16,738
RXH Buyer Corporation	One stop	L + 5.75%	6.75%	09/2021	1,973	1,940	0.2	1,894
RXH Buyer Corporation	One stop	P + 4.75%	8.25%	09/2021	35	32	—	27
RXH Buyer Corporation(4)	One stop	L + 5.75%	N/A(5)	09/2021	—	(14)	—	(34)
Southern Anesthesia and Surgical	One stop	L + 5.50%	6.50%	11/2017	5,537	5,502	0.6	5,537
Southern Anesthesia and Surgical^	One stop	L + 5.50%	6.50%	11/2017	2,715	2,701	0.3	2,715
Southern Anesthesia and Surgical(4)	One stop	L + 5.50%	N/A(5)	11/2017	—	(3)	—	—
Spear Education, LLC#	One stop	L + 6.00%	7.00%	08/2019	4,732	4,697	0.5	4,732
Spear Education, LLC	One stop	L + 6.00%	7.00%	08/2019	76	76	—	76
Spear Education, LLC	One stop	L + 6.00%	N/A(5)	08/2019	—	—	—	—
Summit Behavioral Holdings I, LLC*	One stop	L + 5.00%	6.00%	06/2021	4,382	4,330	0.5	4,382
Summit Behavioral Holdings I, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
Summit Behavioral Holdings I, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2021	—	(2)	—	—
Surgical Information Systems, LLC^	Senior loan	L + 3.00%	4.50%	09/2018	1,701	1,699	0.2	1,701
U.S. Anesthesia Partners, Inc.#	One stop	L + 5.00%	6.12%	12/2019	5,882	5,864	0.7	5,882
WIRB-Copernicus Group, Inc.*^	Senior loan	L + 5.00%	6.00%	08/2022	9,912	9,815	1.1	9,812
WIRB-Copernicus Group, Inc.(4)	Senior loan	L + 5.00%	N/A(5)	08/2022	—	(1)	—	(1)
Young Innovations, Inc.*#	Senior loan	L + 4.25%	5.25%	01/2019	1,733	1,725	0.2	1,739
Young Innovations, Inc.*	Senior loan	L + 4.75%	5.75%	01/2019	304	299	0.1	308
Young Innovations, Inc.	Senior loan	P + 3.25%	6.75%	01/2018	34	34	—	33
					314,488	309,976	35.4	311,635

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Home and Office Furnishings, Housewares, and Durable Consumer
Plano Molding Company, LLC*^#	One stop	L + 6.50%	7.50%	05/2021	$17,934	$17,796	1.9%	$16,498
Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC^	Senior loan	L + 4.50%	5.75%	10/2018	815	804	0.1	815

Insurance
Captive Resources Midco, LLC*^#	One stop	L + 5.75%	6.75%	06/2020	26,127	25,876	3.0	26,127
Captive Resources Midco, LLC(4)	One stop	L + 5.75%	N/A(5)	06/2020	—	(16)	—	—
Captive Resources Midco, LLC(4)	One stop	L + 5.75%	N/A(5)	06/2020	—	(17)	—	—
Higginbotham Insurance Agency, Inc.*	Senior loan	L + 5.25%	6.25%	11/2021	1,301	1,290	0.1	1,303
Internet Pipeline, Inc.	One stop	L + 7.25%	8.25%	08/2022	4,910	4,797	0.6	4,910
Internet Pipeline, Inc.(4)	One stop	L + 7.25%	N/A(5)	08/2021	—	(1)	—	—
RSC Acquisition, Inc.#	Senior loan	L + 5.25%	6.25%	11/2022	629	624	0.1	629
					32,967	32,553	3.8	32,969
Leisure, Amusement, Motion Pictures and Entertainment
NFD Operating, LLC*	One stop	L + 7.00%	8.25%	06/2021	2,349	2,315	0.3	2,349
NFD Operating, LLC	One stop	L + 7.00%	N/A(5)	06/2021	—	—	—	—
NFD Operating, LLC(4)	One stop	L + 7.00%	N/A(5)	06/2021	—	(1)	—	—
Self Esteem Brands, LLC^	Senior loan	L + 4.00%	5.00%	02/2020	2,934	2,924	0.3	2,934
Self Esteem Brands, LLC(4)	Senior loan	L + 4.00%	N/A(5)	02/2020	—	(3)	—	—
Teaching Company, The	One stop	L + 6.25%	7.25%	08/2020	18,926	18,705	2.2	18,926
Teaching Company, The	One stop	L + 6.25%	7.25%	08/2020	40	39	—	40
Titan Fitness, LLC*	One stop	L + 6.50%	7.75%	09/2019	13,223	13,070	1.5	13,223
Titan Fitness, LLC	One stop	L + 6.50%	7.75%	09/2019	1,747	1,733	0.2	1,747
Titan Fitness, LLC	One stop	L + 6.50%	7.75%	09/2019	582	546	0.1	582
Titan Fitness, LLC	One stop	P + 5.25%	8.75%	09/2019	419	406	—	419
					40,220	39,734	4.6	40,220
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*	One stop	L + 9.00%	10.25%	10/2017	4,425	4,413	0.4	3,894
Benetech, Inc.	One stop	P + 7.75%	11.25%	10/2017	152	149	—	20
					4,577	4,562	0.4	3,914
Oil and Gas
Drilling Info, Inc.^#(9)	One stop	L + 5.50%	6.50%	06/2020	1,806	1,782	0.2	1,792
Drilling Info, Inc.(9)	One stop	L + 5.50%	6.50%	06/2020	516	506	0.1	513
Drilling Info, Inc.(4)(9)	One stop	L + 5.50%	N/A(5)	06/2020	—	(1)	—	—
					2,322	2,287	0.3	2,305
Personal and Non-Durable Consumer Products
Georgica Pine Clothiers, LLC	One Stop	L + 5.50%	6.50%	11/2021	5,736	5,638	0.7	5,736
Georgica Pine Clothiers, LLC^	One Stop	L + 5.50%	6.50%	11/2021	500	495	0.1	500
Georgica Pine Clothiers, LLC(4)	One Stop	L + 5.50%	N/A(5)	11/2021	—	(1)	—	—
Massage Envy, LLC*	One Stop	L + 7.25%	8.50%	09/2018	15,151	15,025	1.7	15,151
Massage Envy, LLC(4)	One Stop	L + 7.25%	N/A(5)	09/2018	—	(6)	—	—
Orthotics Holdings, Inc *#	One Stop	L + 5.00%	6.00%	02/2020	8,375	8,303	0.9	7,956
Orthotics Holdings, Inc *#(7)	One Stop	L + 5.00%	6.00%	02/2020	1,373	1,361	0.1	1,304
Orthotics Holdings, Inc	One Stop	L + 5.00%	6.00%	02/2020	139	129	—	77
Orthotics Holdings, Inc (4)	One Stop	L + 5.00%	N/A(5)	02/2020	—	(12)	—	(70)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Personal and Non-Durable Consumer Products – (continued)
Orthotics Holdings, Inc (4)(7)	One Stop	L + 5.00%	N/A(5)	02/2020	$—	$(1)	—%	$(7)
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	6.25%	12/2017	4,660	4,644	0.5	4,613
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	6.75%	12/2017	859	854	0.1	857
Team Technologies Acquisition Company(4)	Senior loan	L + 5.00%	N/A(5)	12/2017	—	(1)	—	(3)
					36,793	36,428	4.1	36,114
Personal and Non-Durable Consumer Products
Community Veterinary Partners, LLC	One stop	L + 5.50%	6.50%	10/2021	16	16	—	16
Focus Brands Inc.*^	Second lien	L + 9.00%	10.25%	08/2018	9,000	8,965	1.0	9,000
Ignite Restaurant Group, Inc (Joe's Crab Shack)^	One stop	L + 7.00%	8.00%	02/2019	4,322	4,286	0.5	4,236
PetVet Care Centers LLC^	Senior loan	L + 4.75%	5.75%	12/2020	5,837	5,753	0.7	5,837
PetVet Care Centers LLC^	Senior loan	L + 4.75%	5.75%	12/2020	1,219	1,203	0.1	1,219
PetVet Care Centers LLC(4)	Senior loan	L + 4.75%	N/A(5)	12/2019	—	(9)	—	—
Vetcor Professional Practices LLC*^#	One stop	L + 6.25%	7.25%	04/2021	29,043	28,526	3.3	29,043
Vetcor Professional Practices LLC*	One stop	L + 6.25%	7.25%	04/2021	966	956	0.1	966
Vetcor Professional Practices LLC	One stop	L + 6.25%	7.25%	04/2021	550	501	0.1	550
Vetcor Professional Practices LLC#	One stop	L + 6.25%	7.25%	04/2021	288	285	—	288
Vetcor Professional Practices LLC	One stop	L + 6.25%	7.25%	04/2021	236	234	—	236
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%	N/A(5)	04/2021	—	(16)	—	—
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%	N/A(5)	04/2021	—	(4)	—	—
Veterinary Specialists of North America, LLC*^	One stop	L + 5.25%	6.25%	07/2021	6,101	6,029	0.7	6,041
Veterinary Specialists of North America, LLC	One stop	L + 5.25%	6.25%	07/2021	64	63	—	63
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.25%	N/A(5)	07/2021	—	(3)	—	(3)
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.25%	N/A(5)	07/2021	—	(18)	—	(13)
Wetzel's Pretzels, LLC	One stop	L + 6.75%	7.75%	09/2021	7,064	6,873	0.8	6,993
Wetzel's Pretzels, LLC(4)	One stop	L + 6.75%	N/A(5)	09/2021	—	(1)	—	—
					64,706	63,639	7.3	64,472
Printing and Publishing
Brandmuscle, Inc.#	Senior loan	L + 5.00%	6.00%	12/2021	631	624	0.1	636
Market Track, LLC*^#	One stop	L + 7.00%	8.00%	10/2019	28,603	28,354	3.3	28,603
Market Track, LLC*	One stop	L + 7.00%	8.00%	10/2019	2,175	2,156	0.2	2,175
Market Track, LLC#	One stop	L + 7.00%	8.00%	10/2019	2,141	2,126	0.2	2,141
Market Track, LLC	One stop	L + 7.00%	8.00%	10/2019	1,353	1,334	0.2	1,353
Market Track, LLC	One stop	L + 7.00%	8.00%	10/2019	1,284	1,278	0.1	1,284
Marketo, Inc.	One stop	L + 9.50%	10.50%	08/2021	9,940	9,649	1.1	9,791
Marketo, Inc.(4)	One stop	L + 9.50%	N/A(5)	08/2021	—	(2)	—	(1)
					46,127	45,519	5.2	45,982
Retail Stores
Batteries Plus Holding Corporation	One stop	L + 6.75%	7.75%	07/2022	13,860	13,516	1.6	13,791
Batteries Plus Holding Corporation(4)	One stop	L + 6.75%	N/A(5)	07/2022	—	(2)	—	(1)
CVS Holdings I, LP*^#	One stop	L + 6.25%	7.25%	08/2021	22,283	21,920	2.5	21,948
CVS Holdings I, LP*	One stop	L + 6.25%	7.25%	08/2021	321	315	—	316
CVS Holdings I, LP(4)	One stop	L + 6.25%	N/A(5)	08/2020	—	(3)	—	(3)
CVS Holdings I, LP(4)	One stop	L + 6.25%	N/A(5)	08/2021	—	(8)	—	(6)
Cycle Gear, Inc.^	One stop	L + 6.50%	7.50%	01/2020	10,533	10,379	1.2	10,533

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Retail Stores – (continued)
Cycle Gear, Inc.(4)	One stop	L + 6.50%	N/A(5)	01/2020	$—	$(17)	—%	$—
Cycle Gear, Inc.(4)	One stop	L + 6.50%	N/A(5)	01/2020	—	(9)	—	—
DTLR, Inc.*^	One stop	L + 6.50%	7.50%	10/2020	11,394	11,303	1.3	11,394
Elite Sportswear, L.P.	Senior loan	L + 5.00%	6.00%	03/2020	2,821	2,781	0.3	2,814
Elite Sportswear, L.P.	Senior loan	L + 5.25%	6.25%	03/2020	1,451	1,431	0.2	1,458
Elite Sportswear, L.P.	Senior loan	L + 5.25%	6.25%	03/2020	220	216	—	221
Elite Sportswear, L.P.	Senior loan	P + 3.75%	7.25%	03/2020	117	112	—	116
Express Oil Change, LLC	Senior loan	L + 5.00%	6.01%	12/2017	1,210	1,197	0.1	1,210
Express Oil Change, LLC^	Senior loan	L + 5.00%	6.00%	12/2017	473	470	0.1	473
Feeders Supply Company, LLC	One stop	L + 5.75%	6.75%	04/2021	4,298	4,211	0.5	4,298
Feeders Supply Company, LLC	Subordinated debt	N/A	12.50% cash/7.00% PIK	04/2021	43	43	—	43
Feeders Supply Company, LLC(4)	One stop	L + 5.75%	N/A(5)	04/2021	—	(1)	—	—
Marshall Retail Group, LLC, The^#	One stop	L + 6.00%	7.00%	08/2020	12,207	12,107	1.3	11,474
Marshall Retail Group, LLC, The	One stop	L + 6.00%	7.00%	08/2019	410	392	—	278
Mills Fleet Farm Group LLC*^	One stop	L + 5.50%	6.50%	02/2022	4,776	4,641	0.5	4,776
Paper Source, Inc.*^#	One stop	L + 6.25%	7.25%	09/2018	12,757	12,679	1.5	12,757
Paper Source, Inc.	One stop	L + 6.25%	7.25%	09/2018	1,694	1,680	0.2	1,694
Paper Source, Inc.	One stop	P + 5.00%	8.50%	09/2018	339	331	—	339
Pet Holdings ULC*^(7)(8)	One stop	L + 5.50%	6.50%	07/2022	14,775	14,491	1.7	14,627
Pet Holdings ULC(7)(8)	One stop	P + 4.50%	8.00%	07/2022	37	35	—	36
Pet Holdings ULC(4)(7)(8)	One stop	L + 5.50%	N/A(5)	07/2022	—	(1)	—	(1)
Sneaker Villa, Inc.*^	One stop	L + 7.75%	8.75%	12/2020	12,467	12,361	1.4	12,467
					128,486	126,570	14.4	127,052
Telecommunications
Arise Virtual Solutions, Inc.^	One stop	L + 6.50%	7.75%	12/2018	1,382	1,373	0.2	1,313
Arise Virtual Solutions, Inc.(4)	One stop	L + 6.50%	N/A(5)	12/2018	—	(1)	—	(4)
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	12/2017	720	717	0.1	720
Hosting.com Inc.	Senior loan	L + 4.50%	5.75%	12/2017	82	81	—	82
					2,184	2,170	0.3	2,111
Textile and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	6.00%	10/2022	2,062	2,016	0.2	2,062
SHO Holding I Corporation(4)	Senior loan	L + 4.00%	N/A(5)	10/2021	—	(1)	—	(1)
					2,062	2,015	0.2	2,061
Utilities
Arcos, LLC	One stop	L + 6.50%	7.50%	02/2021	4,014	3,944	0.5	4,014
Arcos, LLC	One stop	L + 6.50%	N/A(5)	02/2021	—	—	—	—
PowerPlan Holdings, Inc.*#	Senior loan	L + 4.75%	5.75%	02/2022	6,790	6,699	0.8	6,790
PowerPlan Holdings, Inc.(4)	Senior loan	L + 4.75%	N/A(5)	02/2021	—	(6)	—	—
					10,804	10,637	1.3	10,804
Total non-controlled/non-affiliate company debt investments					$1,505,637	$1,485,448	169.2%	$1,487,093

Equity Investments (10)(11)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.2	$1,317
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	—	—
Whitcraft LLC	Warrant	N/A	N/A	N/A	—	—	—	232
Whitcraft LLC	Preferred stock B	N/A	N/A	N/A	1	670	0.1	1,194
						2,471	0.3	2,743

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Automobile
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	—	$—	—%	$27
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	—	—	—	27
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	—	—	—	213
Polk Acquisition Corp.	LP interest	N/A	N/A	N/A	1	144	0.1	144
						144	0.1	411
Beverage, Food and Tobacco
Atkins Nutritionals, Inc	LLC interest	N/A	N/A	N/A	57	746	0.3	2,630
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	501
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	—	157	—	309
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	9	964	0.2	1,712
Hopdoddy Holdings, LLC	LLC interest	N/A	N/A	N/A	27	130	—	50
Hopdoddy Holdings, LLC	LLC interest	N/A	N/A	N/A	12	36	—	14
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	801
Purfoods, LLC	LLC interest	N/A	N/A	N/A	381	381	—	381
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	0.1	588
Rubio's Restaurants, Inc.	Preferred stock A	N/A	N/A	N/A	2	945	0.3	2,625
Tate's Bake Shop, Inc.	LP interest	N/A	N/A	N/A	462	428	0.1	483
Uinta Brewing Company	LP interest	N/A	N/A	N/A	462	462	—	—
						5,689	1.2	10,094
Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	10	1,021	0.1	1,248
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	73	—	75
Flexan, LLC	Common stock	N/A	N/A	N/A	1	—	—	—
						73	—	75
Diversified Conglomerate Manufacturing
Chase Industries, Inc.	LLC units	N/A	N/A	N/A	1	1,186	0.2	1,666
Inventus Power, Inc	Preferred stock	N/A	N/A	N/A	—	370	—	137
Inventus Power, Inc	Common stock	N/A	N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	249	—	249
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	—	160	—	—
						1,965	0.2	2,052
Diversified Conglomerate Service
Actiance, Inc.	Warrant	N/A	N/A	N/A	344	95	—	99
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	341	0.1	610
Bomgar Corporation	Common stock	N/A	N/A	N/A	100	108	—	108
Bomgar Corporation	Common stock	N/A	N/A	N/A	72	1	—	1
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	—	154	—	43
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	348	—	323
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	180	—	—	155
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	0.1	385
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	—	—
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	1	417	—	417
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	103	4	—	4
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	263	0.1	445
Steelwedge Software, Inc.	Warrant	N/A	N/A	N/A	36,575	76	—	84
TA MHI Buyer, Inc.	Preferred stock	N/A	N/A	N/A	—	202	—	260
Vendavo, Inc.	Preferred stock A	N/A	N/A	N/A	827	827	0.1	852
Vitalyst, LLC	Preferred stock A	N/A	N/A	N/A	—	61	—	44

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Service – (continued)
Vitalyst, LLC	Common stock	N/A	N/A	N/A	1	$7	—%	$—
Workforce Software, LLC	LLC units	N/A	N/A	N/A	308	308	0.1	308
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	40	32	—	32
						3,772	0.5	4,170
Ecological
Pace Analytical Services, LLC	LLC units	N/A	N/A	N/A	2	277	—	277
						277	—	277
Electronics
Diligent Corporation	Preferred stock	N/A	N/A	N/A	83	83	—	83
ECI Acquisition Holdings, Inc.	Common stock	N/A	N/A	N/A	9	873	0.1	1,130
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	134	—	188
SEI, Inc.	LLC units	N/A	N/A	N/A	340	340	—	317
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	122	—	23
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	14	—	—
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	1	567	0.1	688
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	235	6	—	162
Syncsort Incorporated	Preferred stock	N/A	N/A	N/A	90	226	0.1	313
						2,365	0.3	2,904
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	1,446	0.2	2,038
MyWebGrocer, Inc.	Preferred stock	N/A	N/A	N/A	71	165	—	267
						1,611	0.2	2,305
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	614	0.1	706
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	579	0.1	579
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	6
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	0.1	382
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	—	—
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	64	—	199
BIORECLAMATIONIVT, LLC	LLC interest	N/A	N/A	N/A	—	365	0.1	399
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	28	—	31
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	—	—	—
Certara L.P.	LP interest	N/A	N/A	N/A	—	635	0.1	1,266
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	6,386	864	0.1	940
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	65	9	—	146
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	357	—	392
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	734	775	0.1	925
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	14	182	—	200
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	14	—	—	36
G & H Wire Company, Inc	LP interest	N/A	N/A	N/A	102	102	—	107
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	—	287	—	289
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	—	5	0.1	350
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	458	—	51
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	417	0.1	404
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	387	0.1	459
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	—	106	—	106
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	—	249	—	335
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	—	215
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	234	234	—	234
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare – (continued)
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	$116	—%	$238
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	2	221	—	221
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	—	2	—	2
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	—	149
Reliant Pro ReHab, LLC	Preferred stock A	N/A	N/A	N/A	2	183	0.1	998
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	683	0.1	376
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	487	0.1	594
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	62	—	65
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	41
SSH Corporation	Common stock	N/A	N/A	N/A	—	40	—	92
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	482
U.S. Renal Care, Inc.	LP interest	N/A	N/A	N/A	1	2,665	0.3	2,979
Young Innovations, Inc.	LLC units	N/A	N/A	N/A	—	236	0.1	315
Young Innovations, Inc.	Common stock	N/A	N/A	N/A	2	—	—	343
						12,817	1.8	15,652
Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	—	0.1	186
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	98	—	113
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	43	1	—	35
						99	0.1	334
Leisure, Amusement, Motion Pictures
and Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	782
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	6	712	0.1	777
						1,424	0.2	1,559
Personal and Non-Durable Consumer
Products
C.B. Fleet Company, Incorporated	LLC units	N/A	N/A	N/A	2	134	0.1	270
Georgica Pine Clothiers, LLC	LLC interest	N/A	N/A	N/A	11	106	—	116
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	1,149
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	—	114	—	246
						1,103	0.2	1,781
Personal, Food and Miscellaneous Services
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	114	—	144
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	—	161	—	156
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	766	525	0.1	536
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	85	85	0.1	624
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	106	—	106
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	160	—	160
						1,151	0.2	1,726
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	240	—	273
Market Track, LLC	Preferred stock	N/A	N/A	N/A	—	145	—	215
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	0.1	344
						530	0.1	832
Retail Stores
Barcelona Restaurants, LLC	LP interest	N/A	N/A	N/A	1,996	—	0.6	5,507
Batteries Plus Holding Corporation	LLC units	N/A	N/A	N/A	5	529	0.1	529
Cycle Gear, Inc.	LLC interest	N/A	N/A	N/A	19	248	—	397

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Retail Stores – (continued)
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	$97	—%	$—
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	—	—	—
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	83	—	111
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	—	272
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	2	155	—	155
Feeders Supply Company, LLC	Common stock	N/A	N/A	N/A	—	—	—	—
Marshall Retail Group LLC, The	LLC units	N/A	N/A	N/A	15	154	—	46
Paper Source, Inc.	Common stock	N/A	N/A	N/A	8	1,387	0.2	1,423
Pet Holdings ULC(7)(8)	LP interest	N/A	N/A	N/A	455	387	—	351
RCP PetPeople LP	LP interest	N/A	N/A	N/A	889	889	0.2	1,556
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	541
						4,421	1.2	10,888
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	—	303	0.1	349
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	151	3	—	273
						306	0.1	622

Total non-controlled/non-affiliate company equity investments						$41,239	6.8%	$59,673

Total non-controlled/non-affiliate company investments					$1,505,637	$1,526,687	176.0%	$1,546,766

Non-controlled affiliate company investments(12)
Debt investments
Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group, Inc.*#(7)	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	9,233	8,837	1.0	8,540
Competitor Group, Inc.(7)	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	1,095	1,063	0.1	1,013
Competitor Group, Inc.(7)	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	6	6	—	6
					10,334	9,906	1.1	9,559

Total non-controlled affiliate company debt investments					$10,334	$9,906	1.1%	$9,559

Equity Investments (10)(11)
Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group, Inc.*#(7)	Preferred stock	N/A	N/A	N/A	4	$4,226	—	$59
Competitor Group, Inc.(7)	LLC interest	N/A	N/A	N/A	1	714	—	—
Competitor Group, Inc.*#(7)	Common stock	N/A	N/A	N/A	27	—	—	—
						$4,940	—	$59

Total non-controlled affiliate company equity investments						$4,940	—%	$59

Total non-controlled affiliate company investments					$10,334	$14,846	1.1%	$9,618

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Controlled affiliate company investments(13)
Debt investments
Investment Funds and Vehicles
Senior Loan Fund LLC(7)	Subordinated debt	L + 8.00%	8.47%	05/2020	$77,301	$77,301	8.8%	$77,301

Total controlled affiliate company debt investments					$77,301	$77,301	8.8%	$77,301

Equity Investments(10)
Investment Funds and Vehicles
Senior Loan Fund LLC(7)	LLC interest	N/A	N/A	N/A		$31,339	3.1%	$26,927

Total controlled affiliate company equity investments						$31,339	3.1%	$26,927

Total controlled affiliate company investments					$77,301	$108,640	11.9%	$104,228

Total investments					$1,593,272	$1,650,173	189.0%	$1,660,612

Cash, Restricted Cash and Cash Equivalents
Cash and Restricted Cash						$45,259	5.1%	$45,259
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.21% (14)			44,281	5.0	44,281
Total Cash, Restricted Cash and Cash Equivalents						$89,540	10.1%	$89,540

Total Investments and Cash, Restricted Cash and Cash Equivalents						$1,739,713	199.1%	$1,750,152

*	Denotes that all or a portion of the loan secures the notes offered in the 2010 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan collateralized the Credit Facility (as defined in Note 7).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2016.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(5)	The entire commitment was unfunded at September 30, 2016. As such, no interest is being earned on this investment.

(6)	Loan was on non-accrual status as of September 30, 2016, meaning that the Company has ceased recognizing interest income on the loan.

(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.  As of September 30, 2016, total non-qualifying assets at fair value represented 7.4% of the Company's assets calculated in accordance with the 1940 Act.

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

(13)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the year ended September 30, 2016 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

(14)	The rate shown is the annualized seven-day yield as of September 30, 2016.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2015
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets	Fair Value
Investments
United States
Debt investments
Aerospace and Defense
ILC Dover, LP	One stop	P + 6.00%	9.25%	03/2019	$781	$769	0.1%	$697
ILC Dover, LP*^	One stop	L + 7.00%	8.00%	03/2020	18,124	17,941	2.1	16,855
ILC Industries, Inc.(3)	One stop	L + 6.00%	N/A (5)	07/2020	—	(22)	—	(94)
ILC Industries, Inc.*^	One stop	L + 6.00%	7.00%	07/2020	22,670	22,527	2.7	22,386
NTS Technical Systems(3)	One stop	L + 6.00%	N/A (5)	06/2021	—	(47)	—	—
NTS Technical Systems(3)	One stop	L + 6.00%	N/A (5)	06/2021	—	(100)	—	—
NTS Technical Systems*^	One stop	L + 6.00%	7.00%	06/2021	26,441	26,001	3.3	26,441
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	349	345	—	349
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	8.00%	12/2017	3,899	3,845	0.1	1,170
Whitcraft LLC	One stop	P + 5.25%	8.50%	05/2020	3	2	—	2
Whitcraft LLC^	One stop	L + 6.50%	7.50%	05/2020	13,640	13,513	1.7	13,505
					85,907	84,774	10.0	81,311
Automobile
American Driveline Systems, Inc.	Senior loan	P + 4.50%	7.75%	03/2020	57	50	—	57
American Driveline Systems, Inc.*	Senior loan	L + 5.50%	6.50%	03/2020	1,817	1,763	0.2	1,817
CH Hold Corp. (Caliber Collision)	Senior loan	L + 4.75%	5.75%	11/2019	333	330	0.1	333
CH Hold Corp. (Caliber Collision)	Senior loan	L + 4.75%	5.75%	11/2019	1,862	1,846	0.2	1,862
Dent Wizard International Corporation*	Senior loan	L + 4.75%	5.75%	04/2020	2,585	2,572	0.3	2,566
Integrated Supply Network, LLC	Senior loan	P + 4.00%	6.87%	02/2020	347	338	0.1	347
Integrated Supply Network, LLC*	Senior loan	L + 5.25%	6.25%	02/2020	5,662	5,590	0.7	5,662
K&N Engineering, Inc.^	Senior loan	L + 4.25%	5.25%	07/2019	136	122	—	132
K&N Engineering, Inc.(3)	Senior loan	L + 4.25%	N/A (5)	07/2019	—	(4)	—	(5)
K&N Engineering, Inc.^	Senior loan	L + 4.25	5.25	07/2019	2,883	2,844	0.3	2,797
					15,682	15,451	1.9	15,568
Banking
HedgeServ Holding L.P.(3)	One stop	L + 6.00%	N/A (5)	02/2019	—	(6)	—	—
HedgeServ Holding L.P.^	One stop	L + 8.00%	7.00% cash/2.00% PIK	02/2019	17,177	17,065	2.2	17,177
					17,177	17,059	2.2	17,177
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.(3)	One stop	L + 5.75%	N/A (5)	04/2021	—	(1)	—	—
Abita Brewing Co., L.L.C.	One stop	L + 5.75%	6.75%	04/2021	8,074	7,924	1.0	8,074
ABP Corporation	Senior loan	P + 3.50%	7.25%	09/2018	167	162	—	167
ABP Corporation*	Senior loan	L + 4.75%	6.00%	09/2018	4,746	4,697	0.6	4,746
American Seafoods Group LLC	Senior loan	L + 5.00%	6.00%	08/2021	5,001	4,952	0.6	4,976
Atkins Nutritionals, Inc*^	One stop	L + 5.00%	6.25%	01/2019	17,490	17,314	2.2	17,512
Atkins Nutritionals, Inc*^	One stop	L + 8.50%	9.75%	04/2019	21,636	21,396	2.7	21,733
C. J. Foods, Inc.(3)	One stop	L + 5.50%	N/A (5)	05/2019	—	(9)	—	—
C. J. Foods, Inc.(3)	One stop	L + 5.50%	N/A (5)	05/2019	—	(7)	—	—
C. J. Foods, Inc.	One stop	L + 5.50%	6.50%	05/2019	3,192	3,157	0.4	3,192
Candy Intermediate Holdings, Inc. (Ferrara Candy)^	Senior loan	L + 6.25%	7.50%	06/2018	4,838	4,761	0.6	4,801
Firebirds International, LLC	One stop	L + 5.75%	7.00%	05/2018	304	300	—	304
Firebirds International, LLC(3)	One stop	L + 5.75%	N/A (5)	05/2018	—	(3)	—	—
Firebirds International, LLC(3)	One stop	L + 5.75%	N/A (5)	05/2018	—	(1)	—	—
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	1,085	1,074	0.1	1,085

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
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments – (continued)
September 30, 2015
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Manufacturing – (continued)
Harvey Tool Company, LLC*	Senior loan	L + 5.00%	6.00%	03/2020	$3,131	$3,100	0.4%	$3,100
ICC-Nexergy, Inc(3)	One stop	L + 5.50%	N/A (5)	04/2020	—	(3)	—	—
ICC-Nexergy, Inc^	One stop	L + 5.50%	6.50%	04/2020	8,590	8,535	1.1	8,590
Onicon Incorporated(3)	One stop	L + 6.00%	N/A (5)	04/2020	—	(6)	—	—
Onicon Incorporated*	One stop	L + 6.00%	7.00%	04/2020	9,286	9,212	1.2	9,286
Plex Systems, Inc.(3)	One stop	L + 7.50%	N/A (5)	06/2018	—	(26)	—	—
Plex Systems, Inc.*^	One stop	L + 7.50%	8.75%	06/2018	18,797	18,431	2.3	18,797
Sunless Merger Sub, Inc.	Senior loan	P + 4.00%	7.25%	07/2016	59	58	—	32
Sunless Merger Sub, Inc.*	Senior loan	L + 5.25%	6.50%	07/2016	1,651	1,647	0.1	1,156
					66,021	65,223	8.1	65,468
Diversified Conglomerate Service
Accellos, Inc.(3)	One stop	L + 5.75%	N/A (5)	07/2020	—	(17)	—	—
Accellos, Inc.*^	One stop	L + 5.75%	6.75%	07/2020	32,121	31,804	3.9	32,121
Actiance, Inc.	One stop	L + 9.00%	N/A (5)	04/2018	—	—	—	—
Actiance, Inc.*^	One stop	L + 9.00%	10.00%	04/2018	2,502	2,410	0.3	2,502
Aderant North America, Inc.^	Senior loan	L + 4.25%	5.25%	12/2018	446	442	0.1	446
Agility Recovery Solutions Inc.(3)	One stop	L + 6.50%	N/A (5)	03/2020	—	(6)	—	—
Agility Recovery Solutions Inc.*^	One stop	L + 6.50%	7.50%	03/2020	10,352	10,260	1.3	10,352
Bomgar Corporation(3)	One stop	L + 6.00%	N/A (5)	09/2020	—	(20)	—	(15)
Bomgar Corporation*	One stop	L + 6.00%	7.00%	09/2020	29,638	29,158	3.6	29,416
Daxko, LLC(3)	One stop	L + 5.00%	N/A (5)	03/2019	—	(18)	—	—
Daxko, LLC*	One stop	L + 5.00%	6.00%	03/2019	15,528	15,327	1.9	15,528
DTI Holdco, Inc.	Senior loan	L + 5.00%	6.00%	08/2020	8,527	8,447	1.0	8,271
HealthcareSource HR, Inc.(3)	One stop	L + 6.75%	N/A (5)	05/2020	—	(2)	—	—
HealthcareSource HR, Inc.	One stop	L + 6.75%	7.75%	05/2020	17,903	17,508	2.2	17,903
Host Analytics, Inc.(3)	One stop	N/A	N/A (5)	02/2020	—	(6)	—	—
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	02/2020	2,960	2,914	0.4	2,960
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2018	899	890	0.1	899
Integration Appliance, Inc.*	One stop	L + 8.25%	9.50%	09/2020	719	709	0.1	719
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	06/2019	7,914	7,766	1.0	7,914
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2018	5,396	5,315	0.7	5,396
Mediaocean LLC(3)	Senior loan	L + 4.50%	N/A (5)	08/2020	—	(1)	—	—
Mediaocean LLC	Senior loan	L + 4.75%	5.75%	08/2022	3,000	2,934	0.4	2,970
NetSmart Technologies, Inc.	One stop	P + 4.25%	7.50%	02/2019	340	323	—	340
NetSmart Technologies, Inc.*^	One stop	L + 5.25%	6.25%	02/2019	14,816	14,690	1.8	14,816
PC Helps Support, LLC	Senior loan	P + 4.25%	7.50%	09/2017	66	65	—	62
PC Helps Support, LLC	Senior loan	L + 5.25%	6.51%	09/2017	1,522	1,513	0.2	1,492
Saldon Holdings, Inc.	Senior loan	L + 4.50%	N/A (5)	09/2021	—	—	—	—
Saldon Holdings, Inc.	Senior loan	L + 4.50%	5.50%	09/2021	2,990	2,960	0.4	2,960
Secure-24, LLC(3)	One stop	L + 6.00%	N/A (5)	08/2017	—	(3)	—	—
Secure-24, LLC*	One stop	L + 6.00%	7.25%	08/2017	10,028	9,911	1.2	10,028
Secure-24, LLC^	One stop	L + 6.00%	7.25%	08/2017	1,467	1,454	0.2	1,467
Severin Acquisition, LLC(3)	Senior loan	L + 4.50%	N/A (5)	07/2021	—	(1)	—	(1)
Severin Acquisition, LLC	Senior loan	L + 4.50%	5.50%	07/2021	4,931	4,859	0.6	4,882
Source Medical Solutions, Inc.	Second lien	L + 8.00%	9.00%	03/2018	9,294	9,189	1.1	9,294
Steelwedge Software, Inc.	One stop	L + 10.00%	N/A (5)	09/2020	—	—	—	—
Steelwedge Software, Inc.^	One stop	P + 10.75%	12.00% cash/2.00% PIK	09/2020	2,153	2,055	0.3	2,055
TA MHI Buyer, Inc.	One stop	L + 6.50%	N/A (5)	09/2021	—	—	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments – (continued)
September 30, 2015
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Service – (continued)
TA MHI Buyer, Inc.^	One stop	L + 6.50%	7.50%	09/2021	$8,294	$8,222	1.0%	$8,222
Vendavo, Inc.(3)	One stop	L + 8.50%	N/A (5)	10/2019	—	(13)	—	—
Vendavo, Inc.	One stop	L + 8.50%	9.50%	10/2019	15,501	15,219	1.9	15,501
					209,307	206,257	25.7	208,500
Electronics
Appriss Holdings, Inc.	Senior loan	L + 4.75%	5.07%	11/2020	902	865	0.1	873
Appriss Holdings, Inc.*	Senior loan	L + 4.75%	5.75%	11/2020	20,948	20,673	2.5	20,738
Compusearch Software Holdings, Inc.^	Senior loan	L + 4.50%	5.50%	05/2021	1,321	1,318	0.2	1,321
ECI Acquisition Holdings, Inc.	One stop	L + 6.25%	7.25%	03/2019	1,410	1,349	0.2	1,410
ECI Acquisition Holdings, Inc.(3)	One stop	L + 6.25%	N/A (5)	03/2019	—	(13)	—	—
ECI Acquisition Holdings, Inc.*^	One stop	L + 6.25%	7.25%	03/2019	21,779	21,495	2.7	21,779
Gamma Technologies, LLC(3)	One stop	L + 5.50%	N/A (5)	06/2021	—	(1)	—	—
Gamma Technologies, LLC^	One stop	L + 5.50%	6.50%	06/2021	18,183	18,010	2.2	18,183
Park Place Technologies LLC	One stop	L + 5.50%	N/A (5)	07/2021	—	—	—	—
Park Place Technologies LLC*^	One stop	L + 5.50%	6.50%	07/2021	4,950	4,914	0.6	4,926
Sloan Company, Inc., The	One stop	L + 6.25%	7.25%	04/2020	30	30	—	29
Sloan Company, Inc., The	One stop	L + 6.25%	7.25%	04/2020	7,589	7,503	0.9	7,362
Sparta Holding Corporation(3)	One stop	L + 5.50%	N/A (5)	07/2020	—	(31)	—	—
Sparta Holding Corporation*^	One stop	L + 5.50%	6.50%	07/2020	23,125	22,893	2.9	23,125
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (5)	03/2019	—	(3)	—	—
Syncsort Incorporated(3)	Senior loan	L + 4.75%	N/A (5)	03/2019	—	(1)	—	—
Syncsort Incorporated*	Senior loan	L + 4.75%	5.75%	03/2019	1,984	1,970	0.2	1,984
Systems Maintenance Services Holding, Inc.^	Senior loan	L + 4.00%	5.00%	10/2019	2,623	2,614	0.3	2,623
Taxware, LLC(3)	One stop	L + 6.50%	N/A (5)	04/2022	—	(5)	—	—
Taxware, LLC*^	One stop	L + 6.50%	7.50%	04/2022	19,899	19,609	2.5	19,899
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	9.00%	10/2021	9,435	9,242	1.2	9,435
					134,178	132,431	16.5	133,687
Finance
Ascensus, Inc.(3)	One stop	L + 4.00%	N/A (5)	11/2018	—	(12)	—	—
Ascensus, Inc.^	One stop	L + 4.00%	5.00%	12/2019	3,953	3,895	0.5	3,953
Ascensus, Inc.*^	One stop	L + 8.00%	9.00%	12/2020	6,337	6,173	0.8	6,337
					10,290	10,056	1.3	10,290
Grocery
AG Kings Holdings Inc.(3)	One stop	L + 5.50%	N/A (5)	04/2020	—	(7)	—	—
AG Kings Holdings Inc.	One stop	L + 5.50	6.50%	04/2020	6,183	6,127	0.8	6,183
MyWebGrocer, Inc.(3)	One stop	L + 8.75%	N/A (5)	05/2018	—	(11)	—	—
MyWebGrocer, Inc.^	One stop	L + 8.75%	10.00%	05/2018	14,271	14,115	1.7	14,271
					20,454	20,224	2.5	20,454
Healthcare, Education and Childcare
Agilitas USA, Inc.^	Senior loan	L + 4.00%	5.00%	10/2020	2,125	2,107	0.3	2,125
Avalign Technologies, Inc.^	Senior loan	L + 4.50%	5.50%	07/2021	1,165	1,160	0.2	1,159
Avatar International, LLC(6)	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	1,648	1,644	0.1	548
Avatar International, LLC	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	573	571	0.1	573
Avatar International, LLC(6)*	One stop	L + 7.89%	6.19% cash/2.95% PIK	09/2016	7,641	7,615	0.3	2,540
California Cryobank, LLC^	One stop	L + 5.50%	6.50%	08/2019	1,550	1,538	0.2	1,550
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

Note 2.     Significant Accounting Policies and Recent Accounting Updates - (continued)
contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), Golub Capital BDC 2010-1 LLC (“2010 Issuer”), Golub Capital BDC CLO 2014 LLC (“2014 Issuer”), Golub Capital BDC Funding LLC (“Funding”), Golub Capital BDC Holdings, LLC (“BDC Holdings”), GC SBIC IV, L.P. (“SBIC IV”), GC SBIC V, L.P. (“SBIC V”) and Golub Capital BDC Revolver Funding, LLC (“Revolver Funding”) in its consolidated financial statements. The Company does not consolidate its non-controlling interest in Senior Loan Fund LLC (“SLF”). See further description of the Company’s investment in SLF in Note 4.
Assets related to transactions that do not meet ASC Topic 860 - Transfers and Servicing (“ASC Topic 860”) requirements for accounting sale treatment are reflected in the Company’s consolidated statements of financial condition as investments. Those assets are owned by special purpose entities, including 2010 Issuer, 2014 Issuer, Funding and Revolver Funding, that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).
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
Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the years ended September 30, 2016, 2015 and 2014, interest income included $8,662, $9,002 and $9,158, respectively, of accretion of discounts. For the years ended September 30, 2016, 2015 and 2014, the Company received loan origination fees of $11,686, $12,922 and $10,699, respectively.
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2016, 2015 and 2014, the Company recorded PIK income of $1,171, $1,260 and $1,813, respectively, and received PIK payments in cash of $9, $465 and $2,373, respectively.
In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the years ended September 30, 2016, 2015 and 2014, fee income included $1,066, $2,035 and $3,137 of prepayment premiums, respectively.
For the years ended September 30, 2016, 2015 and 2014, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $113,172, $108,677 and $96,612, respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2.     Significant Accounting Policies and Recent Accounting Updates - (continued)
Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended September 30, 2016, 2015 and 2014, the Company recorded dividend income of $4,638, $1,562 and $1,766, respectively, and return of capital distributions of $5,196, $128 and $4,973, respectively.
Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $1,326 and $6,487 as of September 30, 2016 and 2015, respectively.
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
Income taxes:  The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.
Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company may then be required to pay a 4% excise tax on such income.. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2016, $333 was recorded for U.S. federal excise tax. For each of the years ended September 30, 2015 and 2014, no amount was recorded for U.S. federal excise tax.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2.     Significant Accounting Policies and Recent Accounting Updates - (continued)
The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through September 30, 2016. The 2013 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities.
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
Share repurchase plan:  The Company has a share repurchase program (the “Program”) which allows the Company to repurchase up to $50,000 of the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2016 and the Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Company did not make any repurchases of its common stock during the years ended September 30, 2016 and 2015.
Deferred debt issuance costs:  Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2016 and 2015, the Company had deferred debt issuance costs of $5,627 and $7,624 respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the years ended September 30, 2016, 2015 and 2014 was $4,184, $4,506 and $3,030, respectively.
Deferred offering costs:  Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of September 30, 2016 and 2015, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $145 and $174, respectively.
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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2.     Significant Accounting Policies and Recent Accounting Updates - (continued)
Recent accounting pronouncements:  In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2015 and early adoption is permitted. The Company has elected to adopt the ASU which did not have a material impact on the Company’s consolidated financial statements other than corresponding reductions to total assets and total liabilities on the consolidated statements of financial condition. Prior to adoption, the Company recorded deferred debt issuance costs as deferred financing costs as an asset on the consolidated statements of financial condition. Upon adoption, the Company reclassified these costs as unamortized debt issuance costs that reduce debt in the liabilities on the consolidated statements of financial condition and retrospectively reclassified the $7,624 of deferred debt issuance costs that were previously presented as deferred financing costs as an asset as of September 30, 2015.

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

Note 3. Related Party Transactions - (continued)
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
For the years ended September 30, 2016, 2015, and 2014, the Income Incentive Fee incurred was $6,022, $7,489, and $10,032, respectively.
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

Note 3. Related Party Transactions - (continued)

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

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for each of the years ended September 30, 2016, 2015 and 2014 was $0. However, in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Since inception through September 30, 2016, the Company has not made any Capital Gain Incentive Fee payments. For the years ended September 30, 2016, 2015, and 2014, the Company accrued a capital gain incentive fee under GAAP of $1,244, $2,737, and $96, respectively.
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
Included in accounts payable and accrued expenses is $566 and $606 as of September 30, 2016 and 2015, respectively, for accrued allocated shared services under the Administration Agreement.
Other related party transactions:  The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash.
Total expenses reimbursed to the Administrator during the years ended September 30, 2016, 2015 and 2014 were $2,438, $960 and $1,388, respectively.
As of September 30, 2016 and 2015, included in accounts payable and accrued expenses were $582 and $554, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 3. Related Party Transactions - (continued)
During the years ended September 30, 2016 and 2015 the Company sold $157,795 and $288,971, respectively, of investments and unfunded commitments to SLF at fair value and recognized $1,124 and $2,083, respectively, of net realized gains. The Company did not sell any investments or unfunded commitments to SLF during the year ended September 30, 2014.
On June 22, 2016, the Company entered into an unsecured revolving credit facility with the Investment Adviser (the "Adviser Revolver"), with a maximum credit limit of $20,000 and expiration date of June 22, 2019. Refer to Note 7 for discussion of the Adviser Revolver.
For the years ended September 30, 2016, 2015 and 2014, SLF incurred an administrative service fee of $457, $249 and $139, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between SLF and the Administrator.

Note 4.     Investments
Investments consisted of the following:

	As of September 30, 2016			As of September 30, 2015
	Par	Amortized Cost	Fair Value	Par	Amortized Cost	Fair Value
Senior secured	$164,818	$162,969	$162,849	$199,573	$197,189	$197,329
One stop	1,321,494	1,303,056	1,304,467	1,153,450	1,137,654	1,134,222
Second lien	27,909	27,579	27,909	39,924	39,464	39,774
Subordinated debt	1,750	1,750	1,427	1,707	1,707	1,715
Subordinated notes in SLF(1)	77,301	77,301	77,301	76,563	76,563	76,563
LLC equity interests in SLF(1)	N/A	31,339	26,927	N/A	23,222	22,373
Equity	N/A	46,179	59,732	N/A	41,515	57,808
Total	$1,593,272	$1,650,173	$1,660,612	$1,471,217	$1,517,314	$1,529,784

(1)	SLF’s proceeds from the subordinated notes and LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4.     Investments - (continued)
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of September 30, 2016		As of September 30, 2015
Amortized Cost:
United States
Mid-Atlantic	$411,509	24.9%	$400,538	26.4%
Midwest	353,117	21.4	288,923	19.0
West	289,208	17.5	245,455	16.2
Southeast	364,203	22.1	376,243	24.8
Southwest	117,168	7.1	92,714	6.1
Northeast	100,056	6.1	113,441	7.5
Canada	14,912	0.9	—	—
Total	$1,650,173	100.0%	$1,517,314	100.0%

Fair Value:
United States
Mid-Atlantic	$403,536	24.3%	$395,779	25.9%
Midwest	357,059	21.5	292,826	19.1
West	288,047	17.3	250,264	16.4
Southeast	368,450	22.2	376,653	24.6
Southwest	119,641	7.2	95,524	6.2
Northeast	108,866	6.6	118,738	7.8
Canada	15,013	0.9	—	—
Total	$1,660,612	100.0%	$1,529,784	100.0%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4.     Investments - (continued)
The industry compositions of the portfolio at amortized cost and fair value were as follows:

	As of September 30, 2016			As of September 30, 2015
Amortized Cost:
Aerospace and Defense	$64,220	3.9%		$87,245	5.7%
Automobile	25,293	1.5		15,451	1.0
Banking	17,447	1.1		17,059	1.1
Beverage, Food and Tobacco	141,879	8.6		133,352	8.8
Broadcasting and Entertainment	1,471	0.1		1,485	0.1
Buildings and Real Estate	24,386	1.5		31,039	2.0
Chemicals, Plastics and Rubber	73	0.0	*	6,166	0.4
Containers, Packaging and Glass	3,477	0.2		31,429	2.1
Diversified Conglomerate Manufacturing	84,255	5.1		66,939	4.4
Diversified Conglomerate Service	270,691	16.4		209,454	13.8
Ecological	15,343	0.9		—	—
Electronics	144,560	8.8		134,487	8.9
Finance	—	—		10,056	0.7
Grocery	17,051	1.0		21,670	1.4
Healthcare, Education and Childcare	322,793	19.6		227,871	15.0
Home and Office Furnishings, Housewares and Durable Consumer	17,796	1.1		25,102	1.7
Hotels, Motels, Inns, and Gaming	804	0.0	*	—	—
Insurance	32,652	2.0		31,407	2.1
Investment Funds and Vehicles	108,640	6.6		99,785	6.6
Leisure, Amusement, Motion Pictures and Entertainment	56,004	3.4		60,696	4.0
Mining, Steel, Iron and Non-Precious Metals	4,562	0.3		4,968	0.3
Oil and Gas	2,287	0.1		1,241	0.1
Personal and Non-Durable Consumer Products	37,531	2.3		35,021	2.3
Personal, Food and Miscellaneous Services	64,790	3.9		49,873	3.3
Printing and Publishing	46,049	2.8		32,791	2.2
Retail Stores	130,991	7.9		170,100	11.2
Telecommunications	2,170	0.1		2,315	0.2
Textiles and Leather	2,015	0.1		5,195	0.3
Utilities	10,943	0.7		5,117	0.3
Total	$1,650,173	100.0%		$1,517,314	100.0%
*Represents an amount less than 0.1%

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4.     Investments - (continued)

	As of September 30, 2016			As of September 30, 2015
Fair Value:
Aerospace and Defense	$59,120	3.6%		$84,370	5.5%
Automobile	25,911	1.6		15,627	1.0
Banking	17,529	1.1		17,177	1.1
Beverage, Food and Tobacco	145,658	8.8		135,937	8.9
Broadcasting and Entertainment	1,483	0.1		1,496	0.1
Buildings and Real Estate	24,852	1.5		31,277	2.0
Chemicals, Plastics and Rubber	75	0.0	*	6,241	0.4
Containers, Packaging and Glass	3,489	0.2		32,553	2.1
Diversified Conglomerate Manufacturing	84,306	5.1		67,337	4.4
Diversified Conglomerate Service	274,198	16.5		212,411	13.9
Ecological	15,618	0.9		—	—
Electronics	146,319	8.8		136,161	8.9
Finance	—	—		10,290	0.7
Grocery	17,862	1.1		21,843	1.4
Healthcare, Education and Childcare	327,287	19.7		228,136	14.9
Home and Office Furnishings, Housewares and Durable Consumer	16,498	1.0		23,750	1.6
Hotels, Motels, Inns, and Gaming	815	0.0	*	—	—
Insurance	33,303	2.0		31,694	2.1
Investment Funds and Vehicles	104,228	6.3		98,936	6.5
Leisure, Amusement, Motion Pictures and Entertainment	51,397	3.1		59,032	3.9
Mining, Steel, Iron and Non-Precious Metals	3,914	0.2		4,999	0.3
Oil and Gas	2,305	0.1		1,256	0.1
Personal and Non-Durable Consumer Products	37,895	2.3		36,119	2.4
Personal, Food and Miscellaneous Services	66,198	4.0		50,629	3.3
Printing and Publishing	46,814	2.8		33,019	2.2
Retail Stores	137,940	8.3		176,633	11.5
Telecommunications	2,111	0.1		2,294	0.1
Textiles and Leather	2,061	0.1		5,271	0.3
Utilities	11,426	0.7		5,296	0.4
Total	$1,660,612	100.0%		$1,529,784	100.0%
*Represents an amount less than 0.1%

Senior Loan Fund LLC:
The Company co-invests with RGA Reinsurance Company (“RGA”) in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of SLF must be approved by the SLF investment committee consisting of two representatives of each of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured by SLF at fair value using the same valuation methodologies as described in Note 6 and the determination of such fair value is not included in the Board's valuation process.
SLF is capitalized with subordinated notes and LLC equity interest subscriptions from its members. As of September 30, 2016 and 2015, the Company and RGA owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests. SLF’s profits and losses are allocated to the Company and RGA in accordance with their respective 87.5% and 12.5% ownership interests. Additionally, SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”), which, as of September 30, 2016, allowed SLF II to borrow up to $300,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4.     Investments - (continued)
As of September 30, 2016 and 2015, SLF had the following commitments from its members:

	As of September 30, 2016		As of September 30, 2015
	Committed	Funded(1)	Committed	Funded(1)
Subordinated note commitments (2)	$160,000	$88,344	$160,000	$87,500
LLC equity commitments (2)	40,000	35,816	40,000	26,540
Total	$200,000	$124,160	$200,000	$114,040

(1)	Funded subordinated note commitments are presented net of repayments subject to recall and funded LLC equity commitments are presented net of return of capital distributions subject to recall.

(2)	Commitments presented are combined for the Company and RGA.
As of September 30, 2016 and 2015, SLF had total assets at fair value of $332,786 and $323,395, respectively. As of September 30, 2016, SLF had one portfolio company investment on non-accrual status and the total fair value of non-accrual loans was $6,686. As of September 30, 2015, SLF did not have any portfolio company investments investments on non-accrual status. The portfolio companies in SLF are in industries similar to those in which the Company may invest directly. Additionally, as of September 30, 2016 and 2015, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $24,104 and $30,840, respectively.
Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of September 30, 2016 and 2015:

	As of September 30,
	2016	2015
Senior secured loans (1)	$331,473	$320,583
Weighted average current interest rate on senior secured loans (2)	6.0%	5.8%
Number of borrowers in SLF	62	62
Largest portfolio company investments (1)	$13,050	$12,734
Total of five largest portfolio company investments (1)	$61,118	$59,917

(1)	At principal/par amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal/par amount.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4.     Investments - (continued)

SLF Loan Portfolio as of September 30, 2016
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
1A Smart Start LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8%		$2,116	$2,111
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,945	1,938
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		6,805	6,601
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		466	452
Advanced Pain Management Holdings, Inc.(4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A	(5)	—	(35)
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		5,037	5,037
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0		4,818	4,806
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8		3,895	3,895
Arise Virtual Solutions, Inc.(3)	Telecommunications	Senior loan	12/2018	7.8		10,804	10,264
Arise Virtual Solutions, Inc.(3)(4)	Telecommunications	Senior loan	12/2018	N/A	(5)	—	(28)
Atkins Nutritionals, Inc.(3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		5,664	5,664
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,876	1,813
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5		10,667	10,667
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8		4,948	4,938
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	12/2021	5.8		7,613	7,613
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5		4,460	4,427
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		8,677	8,677
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		4,373	4,373
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		2,466	2,454
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		1,240	1,234
CPI Buyer, LLC (Cole-Parmer)(3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,805	5,776
Curo Health Services LLC(3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		5,910	5,928
DentMall MSO, LLC(6)	Retail Stores	Senior loan	07/2019	6.0		10,147	6,088
DentMall MSO, LLC(6)	Retail Stores	Senior loan	07/2019	6.0		1,000	598
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5		4,568	4,431
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5		255	224
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2017	5.0		2,113	2,113
Encore GC Acquisition, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2020	6.3		4,773	4,773
Encore GC Acquisition, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2020	7.8		164	164
Express Oil Change, LLC(3)	Retail Stores	Senior loan	12/2017	6.0		4,841	4,841
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	02/2020	7.3		1,976	1,998
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,920	3,799
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3		6,090	6,090
Harvey Tool Company, LLC(3)	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.0		3,108	3,108
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.3		2,342	2,342
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.0		104	104
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.2		65	65
Joerns Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	05/2020	6.0		9,598	9,118

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments - (continued)
SLF Loan Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5%		$6,834	$6,834
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		1,061	1,061
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		596	596
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	6.8		3,781	3,781
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3		179	179
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		2,233	2,233
Mediaocean LLC(3)	Diversified/Conglomerate Service	Senior loan	08/2022	5.8		3,137	3,137
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		4,288	4,224
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		470	463
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	7.5		1	1
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.5		1,998	1,958
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.7		180	166
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.0		1,640	1,623
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,955	1,163
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		1,419	1,419
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		5,895	5,895
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		1,219	1,219
PowerPlan Holdings, Inc.(3)	Utilities	Senior loan	02/2022	5.8		11,994	11,994
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		13,026	13,026
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		10	10
Premise Health Holding Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		11,891	11,891
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2019	6.8		8,354	8,354
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.8		373	373
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0		5,880	5,821
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		7,072	7,001
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		801	792
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		510	505
Radiology Partners, Inc.(3)(4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(6)
Radiology Partners, Inc.(3)(4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(3)
Reliant Pro ReHab, LLC(3)	Healthcare, Education and Childcare	Senior loan	12/2017	6.0		3,337	3,337
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3		3,732	3,732
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3		172	172
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.8		33	33
Rubio's Restaurants, Inc.(3)	Beverage, Food and Tobacco	Senior loan	11/2018	6.0		5,044	5,044
Rug Doctor LLC	Personal and Non Durable Consumer Products	Senior loan	06/2018	6.3		7,780	7,780
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.5		2,718	2,718
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8		3,722	3,722
SEI, Inc.	Electronics	Senior loan	07/2021	5.8		8,711	8,711
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0		6,342	6,342
Severin Acquisition, LLC(3)	Diversified/Conglomerate Service	Senior loan	07/2021	5.9		4,882	4,858

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments - (continued)
SLF Loan Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal/ Par Amount	Fair Value(2)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8%	$951	$932
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	75	74
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	75	73
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	75	73
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	75	73
Smashburger Finance LLC(4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (5)	—	(2)
Systems Maintenance Services Holding, Inc.(3)	Electronics	Senior loan	10/2019	5.0	2,396	2,396
Tate's Bake Shop, Inc.(3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0	2,955	2,955
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	4,582	4,566
Transaction Data Systems, Inc.(3)	Diversified/Conglomerate Service	Senior loan	06/2021	6.3	5,260	5,260
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.5	9	8
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,924	2,295
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0	4,869	4,869
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0	100	100
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	3,804	3,818
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2018	6.8	122	118
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8	5,282	5,282
					$331,473	$323,510

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC, Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at September 30, 2016. As such, no interest is being earned on this investment.

(6)	Loan was on non-accrual status as of September 30, 2016, meaning that SLF has ceased recognizing interest income on the loan.

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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments - (continued)
SLF Loan Portfolio as of September 30, 2015 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal/ Par Amount	Fair Value(2)
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3%	$3,865	$3,749
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3	183	177
K&N Engineering, Inc.(3)(4)	Automobile	Senior loan	07/2019	N/A (5)	—	(6)
Mister Car Wash Holdings, Inc.	Automobile	Senior loan	08/2021	5.0	2,970	2,971
National Veterinary Associates, Inc.	Personal, Food and Miscellaneous Services	Senior loan	08/2021	4.8	990	991
Netsmart Technologies, Inc.(3)	Diversified/Conglomerate Service	Senior loan	02/2019	6.3	10,448	10,448
Netsmart Technologies, Inc.(3)	Diversified/Conglomerate Service	Senior loan	02/2019	7.5	231	231
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3	3,912	3,912
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	7.0	147	147
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2017	6.3	47	47
Octane Fitness, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	10/2018	6.5	7,718	7,718
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.8	2,037	2,037
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.9	292	292
Pasternack Enterprises, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	12/2017	6.3	1,044	1,044
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0	1,975	1,580
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5	5,955	5,955
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.5	646	646
PowerPlan Holdings, Inc.(3)	Utilities	Senior loan	02/2022	6.3	12,000	12,000
Premise Health Holding Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5	11,921	11,921
Premise Health Holding Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5	283	283
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0	6,272	6,209
Reliant Pro ReHab, LLC(3)	Healthcare, Education and Childcare	Senior loan	06/2017	6.0	4,225	4,225
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	5.0	3,758	3,758
Renaissance Pharma (U.S.) Holdings Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3	71	71
Rubio’s Restaurants, Inc(3)	Retail Stores	Senior loan	11/2018	6.0	5,095	5,095
Rug Doctor LLC(3)	Personal and Non Durable Consumer Products	Senior loan	12/2016	6.3	9,769	9,769
Scientific Games International, Inc.	Hotels, Motels, Inns, and Gaming	Senior loan	10/2020	6.0	3,935	3,891
SEI, Inc.	Electronics	Senior loan	07/2021	5.8	8,799	8,711
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0	7,930	7,930
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	960	960
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.3	75	75
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	5,960	5,960
Spear Education, LLC	Healthcare, Education and Childcare	Senior loan	08/2019	6.0	500	500
Syncsort Incorporated(3)	Electronics	Senior loan	03/2019	5.8	8,860	8,860
Systems Maintenance Services Holding, Inc.(3)	Electronics	Senior loan	10/2019	5.0	2,415	2,415
Take 5 Oil Change, L.L.C.	Automobile	Senior loan	07/2018	6.3	6,647	6,647
Take 5 Oil Change, L.L.C.	Automobile	Senior loan	07/2018	6.3	187	187
Tate’s Bake Shop, Inc.	Beverage, Food and Tobacco	Senior loan	08/2019	5.8	2,978	2,978
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	4,651	4,651

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments - (continued)
SLF Loan Portfolio as of September 30, 2015 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal/ Par Amount	Fair Value(2)
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	5.5%	$4,545	$4,545
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,954	2,516
WII Components, Inc.(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	07/2018	5.3	3,008	3,008
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	4,018	4,018
					$320,583	$317,623

(1)	Represents the weighted average annual current interest rate as of September 30, 2015. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.

(3)	The Company also held a portion of the first lien senior secured loan in this portfolio company as of September 30, 2015.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at September 30, 2015. As such, no interest is being earned on this investment.
The Company has committed to fund $140,000 of subordinated notes and $35,000 of LLC equity interest subscriptions to SLF. The amortized cost, net of principal repayments that are subject to recall, and fair value of the subordinated notes held by the Company was $77,301 and $77,301, respectively, as of September 30, 2016, and $76,563 and $76,563, respectively, as of September 30, 2015. As of September 30, 2016, the subordinated notes pay a weighted average interest rate of three-month LIBOR plus 8.0%. For the years ended September 30, 2016 and 2015, the Company earned interest income on the subordinated notes of $6,939 and $3,735, respectively.
As of September 30, 2016 and 2015, $31,339 and $23,222, respectively, of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the years ended September 30, 2016 and 2015, the Company received $4,099 and $1,350 in dividend income from the SLF LLC equity interests.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments  – (continued)
See below for certain summarized financial information for SLF as of and for the year ended September 30, 2016 and 2015.

	As of September 30,
	2016	2015
Selected Balance Sheet Information:
Investments, at fair value	$323,510	$317,623
Cash and other assets (1)	7,281	5,772
Receivable from investments sold	1,995	—
Total assets (1)	$332,786	$323,395
Senior credit facility	$214,050	$212,300
Unamortized debt issuance costs (1)	(949)	(2,464)
Other liabilities	567	489
Total liabilities	213,668	210,325
Subordinated notes and members’ equity	119,118	113,070
Total liabilities and members' equity (1)	$332,786	$323,395

(1)
On October 1, 2015, SLF adopted ASU 2015-03 which requires that debt issuance costs related to recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability rather than as an asset. Adoption of ASU 2015-03 requires the changes to be applied retrospectively.

	Years ended September 30,
	2016	2015
Selected Statement of Operations Information:
Interest income	$22,016	$10,906
Fee income	84	4
Total investment income	22,100	10,910
Interest expense	15,715	7,701
Administrative service fee	457	249
Other expenses	151	103
Total expenses	16,323	8,053
Net investment income	5,777	2,857
Net realized gain (loss) on investments	(479)	9
Net change in unrealized appreciation (depreciation) on investments, subordinated notes and secured borrowings	(4,685)	(2,206)
Net increase (decrease) in net assets	$613	$660

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5.     Transactions with Affiliated Companies
An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. A controlled affiliate is generally a portfolio company in which the Company owns more than 25% of the portfolio company’s outstanding voting securities. Transactions related to investments with both controlled and non-controlled affiliates for the years ended September 30, 2016 and 2015 were as follows:

For the year ended September 30, 2016
Portfolio Company	Fair value at September 30, 2015	Purchases(1) (cost)	Redemptions (cost)	Sales (cost)	Transfer in (out) (cost)	Discount accretion	Net unrealized gain/(loss)	Fair value at September 30, 2016	Net realized gain/(loss)	Interest and fee income	Dividend income
Controlled Affiliates
Senior Loan Fund LLC*	$98,936	$20,440	$(11,586)	$—	$—	$—	$(3,562)	$104,228	$—	$6,939	$4,099
Non-Controlled Affiliates
Barcelona Restaurants, LLC(2)	5,523	—	(1,995)	—	(4,871)	—	1,343	—	2,722	—	—
Competitor Group, Inc.(3)	—	289	—	—	13,743	99	(4,513)	9,618	—	660	—
Total Controlled and Non-Controlled Affiliates	$104,459	$20,729	$(13,581)	$—	$8,872	$99	$(6,732)	$113,846	$2,722	$7,599	$4,099

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

(3)	During the three months ended March 31, 2016, the Company's ownership increased to over five percent of the portfolio company's voting securities as a result of a partial debt to equity conversion.

For the year ended September 30, 2015
Portfolio Company	Fair value at September 30, 2014	Purchases(1) (cost)	Redemptions (cost)	Sales (cost)	Transfer in (out) (cost)	Discount accretion	Net unrealized gain/(loss)	Fair value at September 30, 2015	Net realized gain/(loss)	Interest and fee income	Dividend income
Controlled Affiliates
Senior Loan Fund LLC*	$34,831	$64,878	$—	$—	$—	$—	$(773)	$98,936	$—	$3,735	$1,350
Non-Controlled Affiliates
Barcelona Restaurants, LLC	3,080	—	—	—	—	—	2,443	5,523	—	—	—
Total Controlled and Non-Controlled Affiliates	$37,911	$64,878	$—	$—	$—	$—	$1,670	$104,459	$—	$3,735	$1,350

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2016, 2015 and 2014. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2016 and 2015, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs of the fair value hierarchy.
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

Note 6.     Fair Value Measurements - (continued)
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
All secured borrowings as of September 30, 2016 and 2015 were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.
The following tables present fair value measurements of the Company’s investments and secured borrowings and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2016 and 2015:

As of September 30, 2016	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,573,953	$1,573,953
Equity investments(1)	—	—	59,732	59,732
Money market funds(1)(2)	44,281	—	—	44,281
Investment measured at NAV(3)(4)	—	—	—	26,927
Total assets:	$44,281	$—	$1,633,685	$1,704,893
Secured borrowings:	$—	$—	$475	$475

As of September 30, 2015	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,449,603	$1,449,603
Equity investments(1)	—	—	57,808	57,808
Money market funds(1)(2)	77,346	—	—	77,346
Investment measured at NAV(3)(4)	—	—	—	22,373
Total assets:	$77,346	$—	$1,507,411	$1,607,130
Secured borrowings:	$—	$—	$355	$355

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6.     Fair Value Measurements - (continued)

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

(4)	Represents the Company's investment in LLC equity interest in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.

The net change in unrealized appreciation (depreciation) for the years ended September 30, 2016, 2015 and 2014 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operation attributable to the Company’s Level 3 assets held at the end of year was $2,528, $10,064 and $6,224, respectively.
The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the years ended September 30, 2016 and 2015:

	Year ended September 30, 2016
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings
Fair value, beginning of period	$1,449,603	$57,808	$1,507,411	$355
Net change in unrealized appreciation (depreciation) on investments	4,274	(2,742)	1,532	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—
Realized gain (loss) on investments	(5,529)	11,783	6,254	—
Proceeds from (funding of) revolving loans, net	587	—	587	—
Fundings of investments	630,523	13,420	643,943	155
PIK interest	1,201	—	1,201	—
Proceeds from principal payments and sales of portfolio investments	(515,368)	(20,537)	(535,905)	—
Repayments on secured borrowings	—	—	—	(35)
Accretion of discounts and amortization of premiums	8,662	—	8,662	—
Fair value, end of period	$1,573,953	$59,732	$1,633,685	$475

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6.     Fair Value Measurements - (continued)

	Year ended September 30, 2015
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings
Fair value, beginning of period	$1,292,851	$45,519	$1,338,370	$389
Net change in unrealized appreciation (depreciation) on investments	(2,782)	5,993	3,211	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	(2)
Realized gain (loss) on investments	(1,030)	10,384	9,354	—
Proceeds from (funding of) revolving loans, net	1,365	—	1,365	—
Fundings of investments	834,708	9,535	844,243	—
PIK interest	941	—	941	—
Proceeds from principal payments and sales of portfolio investments	(685,452)	(13,623)	(699,075)	—
Repayments on secured borrowings	—	—	—	(34)
Accretion of discounts and amortization of premiums	9,002	—	9,002	2
Fair value, end of period	$1,449,603	$57,808	$1,507,411	$355

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6.     Fair Value Measurements - (continued)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments and secured borrowings as of September 30, 2016 and 2015.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)(2)	$148,446	Market rate approach	Market interest rate	4.0% - 10.0% (6.4%)
		Market comparable companies	EBITDA multiples	6.0x - 17.5x (11.5x)
	14,247	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated Notes of SLF	$77,301	Discounted cash flow analysis	Discount rate	8.2%
One stop loans(1)(3)(4)	$1,299,650	Market rate approach	Market interest rate	4.5% - 23.5% (7.9%)
		Market comparable companies	EBITDA multiples	4.0x - 35.4x (10.6x)
			Revenue multiples	2.0x - 7.5x (3.9x)
	3,647	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated and second lien loans(1)	$29,336	Market rate approach	Market interest rate	9.0% - 29.5% (11.3%)
		Market comparable companies	EBITDA multiples	6.5x - 20.0x (13.1x)
Equity securities(5)	$59,732	Market comparable companies	EBITDA multiples(6)	4.0x - 16.7x (10.9x)
			Revenue multiples(6)	2.0x - 5.5x (3.2x)
Liabilities:
Secured borrowings(7)	$475	Market rate approach	Market interest rate	7.0%
		Market comparable companies	EBITDA multiples	16.0x

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2016 was determined using the market rate approach.

(2)	Excludes $156 of non-accrual loans at fair value, which the Company valued on a liquidation basis.

(3)	Excludes $1,170 of non-accrual loans at fair value, which the Company valued on a liquidation basis.

(4)	The Company valued $1,171,240 and $128,410 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)	Excludes $26,927 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.

(6)	The Company valued $55,897 and $3,835 of equity investments using EBITDA and revenue multiples, respectively.

(7)
The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2016 was determined using the market rate approach.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6.     Fair Value Measurements - (continued)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)(2)	$153,205	Market rate approach	Market interest rate	4.0% - 25.3% (6.5%)
		Market comparable companies	EBITDA multiples	4.0x - 17.5x (11.7x)
Subordinated Notes of SLF	$76,563	Discounted cash flow analysis	Discount rate	8.2%
One stop loans(1)(3)(4)	$1,085,189	Market rate approach	Market interest rate	5.0% - 24.0% (7.8%)
		Market comparable companies	EBITDA multiples(5)	4.5x - 40.0x (10.9x)
			Revenue multiples(5)	2.1x - 5.0x (3.6x)
Subordinated and second lien loans(1)(6)	$20,444	Market rate approach	Market interest rate	9.0% - 14.6% (9.5%)
		Market comparable companies	EBITDA multiples	7.5x - 16.0x (12.5x)
Equity securities(7)	$57,808	Market comparable companies	EBITDA multiples(8)	4.0x – 40.0x (10.9x)
			Revenue multiples(8)	2.1x – 5.0x (3.0x)
Liabilities:
Secured borrowings(9)	$355	Market rate approach	Market interest rate	6.0%
		Market comparable companies	EBITDA multiples	30.0x

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

Note 6.     Fair Value Measurements - (continued)
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
The following are the carrying values and fair values of the Company’s debt as of September 30, 2016 and 2015. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of September 30, 2016		As of September 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$864,700	$873,980	$813,250	$815,087
Note 7.     Borrowings
In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of September 30, 2016, the Company’s asset coverage for borrowed amounts was 248.8% (excluding the SBA debentures).
Debt Securitizations:  On July 16, 2010, the Company completed a $300,000 term debt securitization, which was subsequently increased to $350,000 (as amended, “2010 Debt Securitization”). The notes (“2010 Notes”) offered in the 2010 Debt Securitization were issued by the 2010 Issuer, a subsidiary of Holdings, and the Class A 2010 Notes and Class B 2010 Notes are secured by the assets held by the 2010 Issuer. As of September 30, 2016, the 2010 Debt Securitization consisted of $203,000 of Aaa/AAA Class A 2010 Notes, $12,000 face amount of Class B 2010 Notes and $135,000 face amount of Subordinated 2010 Notes that do not bear interest. The Class A and Class B 2010 Notes are included in the September 30, 2016 and 2015 consolidated statements of financial condition as debt of the Company. As of September 30, 2015 and 2015, the Subordinated 2010 Notes were eliminated in consolidation.
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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7.     Borrowings - (continued)
As of September 30, 2016 and 2015, there were 77 and 78 portfolio companies with a total fair value of $319,288 and $310,622, respectively, securing the 2010 Notes. The pool of loans in the 2010 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.
The interest charged under the 2010 Debt Securitization is based on three-month LIBOR, which as of September 30, 2016 was 0.7%. For the years ended September 30, 2016, 2015 and 2014, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the years ended September 30,
	2016	2015	2014
Stated interest expense	$5,078	$4,439	$4,346
Amortization of debt issuance costs	390	931	707
Total interest and other debt financing expenses	$5,468	$5,370	$5,053
Cash paid for interest expense	$4,900	$4,404	$4,285
Average stated interest rate	2.4%	2.1%	2.0%
Average outstanding balance	$215,000	$215,000	$213,356
As of September 30, 2016, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A and B 2010 Notes were as follows:

Description	Class A 2010 Notes	Class B 2010 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$203,000	$12,000
Moody’s Rating	“Aaa”	“Aa”
S&P Rating	“AAA”	“AA”
Interest Rate	LIBOR + 1.74%	LIBOR + 2.40%
Stated Maturity	July 20, 2023	July 20, 2023
On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer and are secured by a diversifed portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization consists of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. The Company retained all of the Class C 2014 Notes and LLC equity interests totaling $37,500 and $119,069, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the September 30, 2016 and 2015 consolidated statements of financial condition as debt of the Company. As of September 30, 2016 and 2015, the Class C 2014 Notes and LLC equity interests were eliminated in consolidation.
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
As of September 30, 2016 and 2015, there were 79 and 71 portfolio companies with a total fair value of $391,752 and $382,077, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7.     Borrowings - (continued)
The interest charged under the 2014 Debt Securitization is based on three-month LIBOR, which as of September 30, 2016 was 0.7%. For the years ended September 30, 2016, 2015 and 2014, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the years ended September 30,
	2016	2015	2014
Stated interest expense	$6,029	$5,213	$1,653
Amortization of debt issuance costs	641	638	205
Total interest and other debt financing expenses	$6,670	$5,851	$1,858
Cash paid for interest expense	$5,786	$5,906	—
Average stated interest rate	2.5%	2.1%	2.1%
Average outstanding balance	$246,000	$246,000	79,529
The classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1, A-2 and B 2014 Notes are as follows:

Description	Class A-1 2014 Notes	Class A-2 2014 Notes	Class B 2014 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$191,000	$20,000	$35,000
Moody’s Rating	“Aaa”	“Aaa”	“Aa2”
S&P Rating	“AAA”	“AAA”	“AA”
Interest Rate	LIBOR + 1.75%	LIBOR + 1.95%	LIBOR + 2.50%
Stated Maturity	April 25, 2026	April 25, 2026	April 25, 2026
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
SBA Debentures:  On August 24, 2010, SBIC IV received approval for a license from the SBA to operate as an SBIC. On December 5, 2012, SBIC V received a license from the SBA to operate as an SBIC. SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments.
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

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7.     Borrowings - (continued)
On February 11, 2016, the SBA approved SBIC V’s application for an additional $75,000 of debenture commitments bringing SBIC V’s total debenture commitments up to $150,000. As of September 30, 2016, SBIC IV and SBIC V had $150,000 and $127,000 of outstanding SBA-guaranteed debentures, respectively, that mature between March 2021 and September 2026, leaving incremental borrowing capacity of $23,000 for SBIC V under present SBIC regulations. As of September 30, 2015, SBIC IV and SBIC V had $150,000 and $75,000 of outstanding SBA-guaranteed debentures, respectively.
The interest rate on $277,000 of outstanding debentures as of September 30, 2016 is fixed at an average annualized interest rate of 3.5%. For the years ended September 30, 2016, 2015 and 2014, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the years ended September 30,
	2016	2015	2014
Stated interest expense	$8,554	$7,749	$6,982
Amortization of debt issuance costs	1,815	1,954	1,261
Total interest and other debt financing expenses	$10,369	$9,703	$8,243
Cash paid for interest expense	$8,475	$7,722	$6,772
Average stated interest rate	3.6%	3.6%	3.5%
Average outstanding balance	$239,432	$213,516	$198,905

Revolving Credit Facility:  On July 21, 2011, Funding entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which, as of September 30, 2016, allowed Funding to borrow up to $200,000 at any one time outstanding, subject to leverage and borrowing base restrictions.
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
On March 1, 2016 the Credit Facility was amended to, among other things, make certain amendments to the computation of the borrowing base restrictions in the Credit Facility. The maximum borrowing capacity under the Credit Facility, the expiration of the reinvestment period and the stated maturity date of the Credit Facility did not change in connection with this amendment.
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
The Company has transferred certain loans and debt securities it has originated or acquired from time to time to Funding through a purchase and sale agreement and may cause Funding to originate or acquire loans in the future, consistent with the Company’s investment objectives.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7.     Borrowings - (continued)
As of September 30, 2016 and 2015, the Company had outstanding debt under the Credit Facility of $126,700 and $127,250, respectively. For the years ended September 30, 2016 and 2015, the Company had borrowings on the Credit Facility of $379,150 and $486,950, respectively, and repayments on the Credit Facility of $379,700 and $387,100, respectively. For the years ended September 30, 2016, 2015 and 2014, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the years ended September 30,
	2016	2015	2014
Stated interest expense	$3,403	$1,934	$2,335
Facility fees	460	616	644
Amortization of debt issuance costs	1,304	789	816
Total interest and other debt financing expenses	$5,167	$3,339	$3,795
Cash paid for interest expense and facility fees	$3,856	$2,393	$2,985
Average stated interest rate	2.7%	2.5%	2.4%
Average outstanding balance	$125,908	$78,051	$95,649
Revolver:  On November 22, 2013, Revolver Funding entered into a $15,000 revolving line of credit (as amended, the “Revolver”), which could have been increased up to $30,000, with The PrivateBank and Trust Company (“PrivateBank”). On October 21, 2015, the Company and Revolver Funding terminated the Revolver with Private Bank. There were no borrowings outstanding on the Revolver at the time of termination and Revolver Funding was released of all obligations under the Revolver and all liens on the assets held by Revolver Funding collateralizing the Revolver were released.
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
As of September 30, 2016 and 2015, the Company had $0 outstanding debt under the Revolver. For the years ended September 30, 2016 and 2015, the Company had borrowings of $0 and repayments of $0 on the Revolver. For the years ended September 30, 2016, 2015 and 2014, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the years ended September 30,
	2016	2015	2014
Stated interest expense	$—	$—	7
Facility fees	2	38	32
Amortization of debt issuance costs	34	194	43
Total interest and other debt financing expenses	$36	$232	82
Cash paid for interest expense and facility fees	$2	$38	39
Average stated interest rate	N/A	N/A	3.8%
Average outstanding balance	$—	$—	185

On June 22, 2016, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $20,000 and expiration date of June 22, 2019. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”), which was 0.6% as of September 30, 2016. As of September 30, 2016, the Company had no outstanding debt under the Adviser Revolver, and the Adviser Revolver was not outstanding as of September 30, 2016. For the year ended September 30, 2016, the annualized average stated interest rate was 0.7% on average outstanding borrowings of $26, interest expense was an amount less than $1 and cash paid for interest was an amount less than $1. For the year ended

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7.     Borrowings - (continued)
September 30, 2016, the Company had borrowings on the Adviser Revolver of $9,500 and repayments on the Adviser Revolver of $9,500. The Adviser Revolver was not in existence for the year ended September 30, 2015.
The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility, Revolver and Adviser Revolver) for the years ended September 30, 2016, 2015 and 2014 was $826,366, $752,567 and $587,624, respectively.
For the years ended 2016, 2015 and 2014, the effective average annual interest rate, which includes amortization of debt issuance costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.4%, 3.3% and 3.2%, respectively.
A summary of the Company’s maturity requirements for borrowings as of September 30, 2016 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2010 Debt Securitization	$215,000	$—	$—	$—	$215,000
2014 Debt Securitization	246,000	—	—	—	246,000
SBA debentures	277,000	—	—	55,300	221,700
Credit Facility	126,700	—	—	126,700	—
Adviser Revolver	—	—	—	—	—
Total borrowings	$864,700	$—	$—	$182,000	$682,700
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
As of September 30, 2016 and 2015, the Company recognized secured borrowings at fair value of $475 and $355, respectively, and the fair value of the loans that are associated with these secured borrowings was $2,305 and $1,256, respectively. These secured borrowings were the result of the Company’s completion of partial loan sales of one stop loans associated with two portfolio companies that did not meet the definition of a “participating interest”. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings.
During the years ended September 30, 2016, 2015 and 2014, there were partial loan sales totaling $0, $0 and $10,295, respectively, net fundings on revolving and delayed draw secured borrowings totaling $155, $0 and $4,818, respectively, and repayments on secured borrowings totaled $35, $34 and $23,677, respectively. For the years ended September 30, 2016, 2015 and 2014, the effective average interest rate on secured borrowings, which includes amortization of original issuance costs, was 4.2%, 4.5%, and 8.3%, respectively, interest expense was $14, $13, and $932, respectively, and amortization of original issue discount was $0, $2 and $264, respectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8.     Federal Income Tax Matters
The Company has elected to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its stockholders. Accordingly, no provision for federal income tax has been made in the financial statements.
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
The following differences were reclassified for tax purposes for the years ended September 30, 2016, 2015 and 2014:

	Years ended September 30,
	2016	2015	2014
Increase/(decrease) in Paid in Capital in Excess of Par	$(341)	$(71)	$876
Increase/(decrease) in Capital Distributions in Excess of and Undistributed Net Investment Income	4,083	(242)	2,190
Increase/(decrease) in Net Realized Gain (Loss) on Investments	(3,742)	313	(3,066)
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company in tax years beginning after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2016, the Company estimates that it will not have any capital loss carryforward available for use in subsequent tax years.
The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended September 30, 2016, 2015 and 2014:

	Years ended September 30,
	2016	2015	2014
Net increase in net assets resulting from operations	$69,204	$70,791	$65,388
Net change in unrealized (appreciation) depreciation on investments	2,030	(2,438)	(3,348)
Net change in unrealized (appreciation) depreciation on secured borrowings	—	(2)	(121)
Other income not currently taxable	(6,129)	(1,244)	(3,517)
Expenses not currently deductible	1,665	—	—
Other income for tax but not book	5,774	2,797	924
Other deductions/losses for tax not book	(279)	(873)	(2)
Other realized gain/loss differences	1,275	1,994	3,650
Capital loss carryforward	—	—	(3,497)
Taxable income before deductions for distributions	$73,540	$71,025	$59,477

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8.     Federal Income Tax Matters - (continued)
The tax character of distributions paid during the years ended September 30, 2016, 2015 and 2014 was as follows:

	Years ended September 30,
	2016	2015	2014
Ordinary Income	$54,461	$58,152	$57,823
Long-Term Capital Gains	12,418	4,817	—
Return of Capital	—	—	—
The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2016, 2015 and 2014 were as follows:

	As of September 30,
	2016	2015	2014
Undistributed ordinary income – tax basis	$14,792	$3,869	$—
Undistributed realized gains – tax basis	1,993	6,182	1,654
Net unrealized appreciation (depreciation) on investments	10,416	13,433	11,268
Other temporary differences	(4,429)	(3,378)	(709)
Total accumulated earnings (deficit) – book basis	$22,772	$20,106	$12,213
For the tax year ended September 30, 2016, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders in 2017. The amount carried forward to 2017 is estimated to be approximately $16,785, although this amount will not be finalized until the 2016 tax returns are filed in 2017.
As of September 30, 2016, the Federal tax cost of investments was $1,652,861 resulting in estimated gross unrealized gains and losses of $39,449 and $31,698, respectively.
The differences between the components of distributable earnings on a tax basis and the amounts reflected in the consolidated statements of changes in net assets are primarily due to temporary book-tax differences that will reverse in a subsequent period.

Note 9.     Commitments and Contingencies
Commitments:  The Company had outstanding commitments to fund investments totaling $81,417 and $121,545 under various undrawn revolvers and other credit facilities as of September 30, 2016 and 2015, respectively. In addition, as described in Note 4, the Company had commitments of up to $66,360 and $75,215 to SLF as of September 30, 2016 and 2015, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.
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
Off-balance sheet risk:  Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the consolidated statements of financial condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of September 30, 2016 and 2015. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9.     Commitments and Contingencies - (continued)
derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.
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
Note 10. Financial Highlights
The financial highlights for the Company are as follows:

	Years ended September 30,
Per share data(1):	2016		2015	2014	2013	2012
Net asset value at beginning of period	$15.80		$15.55	$15.21	$14.60	$14.56
Net increase in net assets as a result of issuance of shares(2)	0.06		—	—	—	—
Net increase in net assets as a result of public offering	0.05		0.09	0.18	0.57	0.04
Costs related to public offering	—		—	—	(0.03)	(0.03)
Dividends and distributions declared:
From net investment income	(1.04)		(1.18)	(1.28)	(1.15)	(1.24)
From capital gains	(0.24)		(0.10)	—	—	—
From return of capital	—		—	—	(0.13)	(0.04)
Net investment income	1.25	(3)	1.20	1.26	1.29	1.15
Net realized gain (loss) on investments	0.12		0.19	0.11	(0.04)	(0.23)
Net realized gain on derivative instruments	—		—	—	—	0.09
Net change in unrealized appreciation (depreciation) on investments	(0.04)		0.05	0.07	0.10	0.22
Net change in unrealized appreciation (depreciation) on derivative instruments	—		—	—	—	0.08
Net asset value at ending of period	$15.96		$15.80	$15.55	$15.21	$14.60
Per share market value at end of period	$18.57		$15.98	$15.95	$17.32	$15.90
Total return based on market value(4)	25.36%		8.21%	(0.52)%	16.98%	15.69%
Number of common shares outstanding	55,059,067		51,300,193	47,119,498	43,282,932	25,688,101

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10. Financial Highlights  – (continued)

	Years ended September 30,
Listed below are supplemental data and ratios to the financial highlights:	2016	2015	2014	2013	2012
Ratio of expenses (without incentive fees) to average net assets	6.70%	6.59%	6.16%	5.73%	6.63%
Ratio of incentive fees to average net assets(5)(6)	0.88%	1.33%	1.46%	1.91%	1.74%
Ratio of total expense to average net assets(5)(6)	7.58%	7.92%	7.61%	7.65%	8.37%
Ratio of net investment income to average net assets	7.88%	7.66%	8.12%	8.62%	7.78%
Total return based on average net asset value(7)	8.39%	9.19%	9.39%	9.03%	8.86%
Net assets at end of period	$878,825	$810,870	$732,739	$658,236	$375,129
Average debt outstanding	$826,366	$752,567	$587,624	$378,843	$306,969
Average debt outstanding per share	$15.01	$14.67	$12.47	$8.75	$11.95
Asset coverage ratio(5)	248.78%	237.28%	249.12%	373.20%	263.20%
Portfolio turnover	33.73%	47.69%	46.50%	40.05%	32.55%

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	Net increase in net assets as a result of issuance of shares related to shares issued through the DRIP and private placement.

(3)	Total return based on market value assumes distributions are reinvested.

(4)	Net investment income per share for the year ended September 30, 2016 is shown after a net expense of $333 for U.S. federal excise tax.

(5)
During the year ended September 30, 2012, the Investment Adviser irrevocably waived $647 of incentive fees attributable to the Company's total return swap that was terminated in 2012. Had the Investment Adviser not waived these fees, the annualized ratio of incentive fees to average net assets and the annualized ratio of total expenses to average net assets would have been 1.92% and 8.55%, respectively, for the year ended September 30, 2012.

(6)
During the year ended September 30, 2013, the Investment Adviser irrevocably waived $250 of incentive fees. Had the Investment Adviser not waived these fees, the annualized ratio of incentive fees to average net assets and the annualized ratio of total expenses to average net assets would have been 1.96% and 7.69%, respectively, for the year ended September 30, 2013.

(7)	Total return based on average net asset value is calculated as (a) the net increase in net assets resulting from operations divided (b) the daily average of total net assets.

(8)
In accordance with the 1940 Act, with certain limited exceptions, (including the Company's exemptive relief related to SBA debentures), the Company is only allowed to borrow amounts such that its assets coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Earnings Per Share
The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2016, 2015 and 2014:

	Years ended September 30,
	2016	2015	2014
Earnings available to stockholders	$69,204	$70,791	$65,388
Basic and diluted weighted average shares outstanding	51,948,378	49,017,777	45,277,111
Basic and diluted earnings per share	$1.33	$1.44	$1.44

Note 12. Common Stock Offerings
The following table summarizes the total shares issued and proceeds received in private placements and public offerings, net of underwriting and offering costs, of the Company’s common stock for the years ended September 30, 2016, 2015 and 2014:

	Years ended September 30,
	2016	2015	2014
Shares issued	3,320,456	4,002,292	3,666,855
Offering price per share	Various	$17.42	18.05
Proceeds net of underwriting discounts and offering costs	$58,260	$67,370	$64,106
On March 18, 2014, GBDC, Inc. priced a public offering of 3,500,000 shares of its common stock at a public offering price of $18.05 per share. On April 23, 2014, GBDC sold an additional 166,855 shares of its common stock at a public offering price of $18.05 per share pursuant to the underwriters’ partial exercise of the option to purchase additional shares granted in connection with the public offering in March 2014.
On April 10, 2015, GBDC priced a public offering of 3,500,000 shares of its common stock at a public offering price of $17.42 per share. On May 7, 2015, GBDC sold an additional 502,292 shares of its common stock at a public offering price of $17.42 per share pursuant to the underwriters’ partial exercise of the option to purchase additional shares granted in connection with the public offering in April 2015.
On July 18, 2016, GBDC entered into a Securities Purchase Agreement between the Company and a third party institutional investor for the sale of 1,433,486 shares of Company's common stock at a price per share of $17.44 per share.
On August 15, 2016, GBDC priced a public offering of 1,750,000 shares of its common stock at a public offering price of $18.35 per share. On September 19, 2016, GBDC sold an additional 136,970 shares of its common stock at a public offering price of $18.35 per share pursuant to the underwriters’ partial exercise of the option to purchase additional shares granted in connection with the public offering in August 2016.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 13. Dividends and Distributions
The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the years ended September 30, 2016, 2015 and 2014:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Fiscal Year ended September 30, 2014
11/26/2013	12/17/2013	12/27/2013	$0.32	$13,092	42,643	$758
02/04/2014	03/17/2014	03/28/2014	$0.32	$13,326	32,033	$539
05/06/2014	06/16/2014	06/27/2014	$0.32	$14,356	40,567	$692
08/05/2014	09/16/2014	09/26/2014	$0.32	$14,217	54,468	$843
Fiscal Year ended September 30, 2015
11/17/2014	12/18/2014	12/29/2014	$0.32	$14,193	52,020	$885
02/03/2015	03/20/2015	03/27/2015	$0.32	$14,187	53,694	$908
05/11/2015	06/18/2015	06/29/2015	$0.32	$15,888	31,930	$505
08/04/2015	09/07/2015	09/29/2015	$0.32	$15,762	40,759	$641
Fiscal Year ended September 30, 2016
11/17/2015	12/11/2015	12/29/2015	$0.32	$15,149	79,594	$1,267
02/02/2016	03/07/2016	03/30/2016	$0.32	$14,287	131,434	$2,155
05/03/2016	06/06/2016	06/29/2016	$0.32	$14,558	112,104	$1,926
08/03/2016	09/05/2016	09/29/2016	$0.32	$15,515	115,286	$2,022
Note 14. Subsequent Events
On November 14, 2016, the Board declared a quarterly distribution of $0.32 per share and a special distribution of $0.25 per share both of which are payable on December 29, 2016 to holders of record as of December 12, 2016.
On October 20, 2016, the Company and the 2010 Issuer amended the 2010 Debt Securitization to, among other things, (a) refinance the issued Class A 2010 Notes by redeeming in full the $203,000 of Class A 2010 Notes and issuing new Class A-Refi 2010 Notes in an aggregate principal amount of $205,000 that bear interest at a rate of three-month LIBOR plus 1.90%, (b) refinance the Class B 2010 Notes by redeeming in full the $12,000 of Class B 2010 Notes and issuing new Class B-Refi 2010 Notes in an aggregate principal amount of $10,000 that bear interest at a rate of three-month LIBOR plus 2.40%, and (c) extend the reinvestment period applicable to the 2010 Issuer to July 20, 2018. Following the refinancing, Holdings retained the Class B-Refi 2010 Notes, which will be eliminated from the consolidated statements of financial condition in consolidation.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 15. Selected Quarterly Financial Data (Unaudited)

	September 30, 2016	June 30, 2016	March 31, 2016		December 31, 2015
Total investment income	$34,503	$32,106	$30,762		$30,500
Net investment income	17,228	15,885	16,868	(1)	14,999	(1)
Net gain (loss) on investments and secured borrowings	(1,129)	2,404	(2,691)		5,640
Net increase (decrease) in net assets resulting from operations	16,099	18,289	14,177		20,639
Earnings per share	0.30	0.35	0.28		0.40
Net asset value per common share at period end	$15.96	$15.88	$15.85		$15.89

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Total investment income	$33,552	$30,410	$28,461	$27,545
Net investment income	15,481	15,205	13,754	14,557
Net gain (loss) on investments and secured borrowings	3,989	3,083	4,107	615
Net increase (decrease) in net assets resulting from operations	19,470	18,288	17,861	15,172
Earnings per share	0.38	0.36	0.38	0.32
Net asset value per common share at period end	$15.80	$15.74	$15.61	$15.55

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Total investment income	$30,658	$28,029	$25,260	$25,579
Net investment income	14,850	15,073	13,352	13,260
Net gain (loss) on investments and secured borrowings	5,332	1,207	737	1,577
Net increase (decrease) in net assets resulting from operations	20,182	16,280	14,089	14,837
Earnings per share	0.43	0.35	0.32	0.34
Net asset value per common share at period end	$15.55	$15.44	$15.41	$15.23

(1)	Net investment income for the three months ended March 31, 2016 and December 31, 2015 is shown after a net expense of $31 and $302, respectively, for U.S. federal excise tax.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 16. Summarized Financial Information for SLF (Unaudited)
Provided in the table below is a statement of financial condition for SLF as of September 30, 2016 and 2015:
Senior Loan Fund LLC
Statement of Financial Condition

	September 30, 2016	September 30, 2015
Assets
Investments, at fair value	$323,510	$317,623
Cash and cash equivalents	651	1,047
Restricted cash and cash equivalents	6,086	3,985
Interest receivable	544	740
Receivable from investments sold	1,995	—
Total Assets (1)	$332,786	$323,395
Liabilities
Senior credit facility	$214,050	$212,300
Less unamortized debt issuance costs(1)	949	2,464
Senior credit facility less unamortized debt issuance costs	213,101	209,836
Subordinated notes, at fair value (proceeds of $88,344 and $87,500, respectively)	88,344	87,500
Interest payable	384	330
Accounts payable and accrued expenses	183	159
Total Liabilities (1)	302,012	297,825
Members' equity	30,774	25,570
Total Liabilities and Members' equity (1)	$332,786	$323,395

(1)
On October 1, 2015, SLF adopted ASU 2015-03 which requires that debt issuance costs related to recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability rather than as an asset. Adoption of ASU 2015-03 requires the changes to be applied retrospectively.

Golub Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 16. Summarized Financial Information for SLF (Unaudited) - (continued)
Provided in the table below is a statement of operations for SLF for the years ending September 30, 2016, 2015 and 2014:

Senior Loan Fund LLC
Statement of Operations

	Years ended September 30,
	2016	2015	2014
Investment income
Interest income	$22,016	$10,906	$3,834
Fee income	84	4	4
Total investment income	22,100	10,910	3,838
Expenses
Interest and other debt financing expenses	15,715	7,701	3,207
Administrative service fee	457	249	139
Professional fees	150	102	91
General and administrative expenses	1	1	1
Total expenses	16,323	8,053	3,438
Net investment income	5,777	2,857	400
Net gain (loss) on investments, subordinated notes and secured borrowings
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(479)	9	—
Net realized gain (loss)	(479)	9	—
Net unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(4,685)	(2,217)	(2)
Net change in unrealized appreciation (depreciation) on subordinated notes	—	—	(85)
Net change in unrealized appreciation (depreciation) on secured borrowings	—	11	(11)
Net change in unrealized appreciation (depreciation)	(4,685)	(2,206)	(98)
Net gain (loss) on investments, subordinated notes and secured borrowings	(5,164)	(2,197)	(98)
Net increase (decrease) in net assets resulting from operations	$613	$660	$302

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2016 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
(b) Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and Ernst & Young LLP's Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.
(c) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

10.23
Second Amendment to Amended and Restated Loan and Servicing Agreement, dated as of March 1, 2016, by and among Golub Capital BDC Funding LLC, as the borrower; Golub Capital BDC, Inc., as the transferor and servicer; certain institutional lenders identified on the signature pages thereto; Wells Fargo Bank, N.A., as the swingline lender, Wells Fargo Bank, N.A., as the collateral agent, account bank and collateral custodian, and Wells Fargo Securities, LLC, as the administrative agent. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 814-00794), filed on May 5, 2016).

10.24
Unsecured revolving loan agreement, dated as of June 22, 2016, by Golub Capital BDC, Inc., as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 814-00794), filed on August 3, 2016).

10.25
Supplemental Indenture No. 3, dated as of October 20, 2016, by and between Golub Capital BDC 2010-1 LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on October 20, 2016).

11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).
14.1	Code of Ethics of the Registrant and GC Advisors (Incorporated by reference to Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00794), filed on February 5, 2016).
14.2	Code of Ethics of GC Advisors LLC (Incorporated by reference to Exhibit 14.2 to the Registrant’s Quarterly Report on Form 10-Q on Form 10-Q (File No. 814-00794), filed on February 5, 2016).
21.1	List of Subsidiaries.
24	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Privacy Policy of the Registrant.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC, INC.
A Delaware Corporation

Date: November 16, 2016	By:	/s/ David B. Golub
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

Signature	Title	Date
/s/ David B. Golub	Chief Executive Officer and Director	November 16, 2016
David B. Golub	(Principal Executive Officer)
/s/ Ross A. Teune	Chief Financial Officer	November 16, 2016
Ross A. Teune	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Chairman of the Board of Directors	November 16, 2016
Lawrence E. Golub
/s/ John T. Baily	Director	November 16, 2016
John T. Baily
/s/ Kenneth F. Bernstein	Director	November 16, 2016
Kenneth F. Bernstein
/s/ Anita R. Rosenberg	Director	November 16, 2016
Anita R. Rosenberg
/s/ William M. Webster IV	Director	November 16, 2016
William M. Webster IV