Form 10-Q
period 2016-12-31
Golub Capital BDC, Inc.
filed 2017-02-08
CIK 1476765

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 814-00794

Golub Capital BDC, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2326940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

666 Fifth Avenue, 18th Floor
New York, NY 10103
(Address of principal executive offices)

(212) 750-6060
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

As of February 8, 2017, the Registrant had 55,237,037 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2016	September 30, 2016
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,578,352	$1,546,766
Non-controlled affiliate company investments	9,171	9,618
Controlled affiliate company investments	108,779	104,228
Total investments at fair value (amortized cost of $1,684,739 and $1,650,173, respectively)	1,696,302	1,660,612
Cash and cash equivalents	5,709	10,947
Restricted cash and cash equivalents	66,016	78,593
Interest receivable	5,661	5,935
Other assets	398	422
Total Assets	$1,774,086	$1,756,509
Liabilities
Debt	$889,500	$864,700
Less unamortized debt issuance costs	5,257	5,627
Debt less unamortized debt issuance costs	884,243	859,073
Secured borrowings, at fair value (proceeds of $458 and $471, respectively)	462	475
Interest payable	5,937	3,229
Management and incentive fees payable	11,812	12,763
Accounts payable and accrued expenses	1,986	2,072
Accrued trustee fees	76	72
Total Liabilities	904,516	877,684
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2016 and September 30, 2016	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 55,237,037 and 55,059,067 shares issued and outstanding as of December 31, 2016 and September 30, 2016, respectively	55	55
Paid in capital in excess of par	859,143	855,998
Undistributed net investment income	5,520	18,832
Net unrealized appreciation (depreciation) on investments and secured borrowings	14,228	13,104
Net realized gain (loss) on investments	(9,376)	(9,164)
Total Net Assets	869,570	878,825
Total Liabilities and Total Net Assets	$1,774,086	$1,756,509
Number of common shares outstanding	55,237,037	55,059,067
Net asset value per common share	$15.74	$15.96

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2016	2015
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$30,731	$27,567
Dividend income	152	231
Fee income	254	300
Total investment income from non-controlled/non-affiliate company investments	31,137	28,098
From non-controlled affiliate company investments:
Interest income	327	—
Total investment income from non-controlled affiliate company investments	327	—
From controlled affiliate company investments:
Interest income	1,639	1,626
Dividend income	746	776
Total investment income from controlled affiliate company investments	2,385	2,402
Total investment income	33,849	30,500
Expenses
Interest and other debt financing expenses	7,606	6,731
Base management fee	5,837	5,314
Incentive fee	2,091	1,771
Professional fees	580	731
Administrative service fee	601	503
General and administrative expenses	171	149
Total expenses	16,886	15,199
Net investment income - before excise tax	16,963	15,301
Excise tax	10	302
Net investment income - after excise tax	16,953	14,999
Net gain (loss) on investments and secured borrowings
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	907	2,256
Non-controlled affiliate company investments	—	2,722
Net realized gain (loss) on investments	907	4,978
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	2,265	1,831
Non-controlled affiliate company investments	(643)	1,343
Controlled affiliate company investments	(498)	(2,512)
Net change in unrealized appreciation (depreciation) on investments	1,124	662
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—
Net gain (loss) on investments and secured borrowings	2,031	5,640
Net increase in net assets resulting from operations	$18,984	$20,639
Per Common Share Data
Basic and diluted earnings per common share	$0.34	$0.40
Dividends and distributions declared per common share	$0.57	$0.32
Basic and diluted weighted average common shares outstanding	55,064,870	51,302,788

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

					Net Unrealized Appreciation (Depreciation) on Investments and Secured borrowings
	Common Stock		Paid in Capital in Excess of Par	Undistributed Net Investment Income		Net Realized Gain (loss) on Investments
	Shares	Par Amount					Total Net Assets
Balance at September 30, 2015	51,300,193	$51	$790,713	$4,230	$15,134	$742	$810,870
Net increase in net assets resulting from operations	—	—	—	14,999	662	4,978	20,639
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	79,594	—	1,267	—	—	—	1,267
Distributions from net investment income	—	—	—	(3,998)	—	—	(3,998)
Distributions from realized gain	—	—	—	—	—	(12,418)	(12,418)
Total increase (decrease) for the period ended December 31, 2015	79,594	—	1,267	11,001	662	(7,440)	5,490
Balance at December 31, 2015	51,379,787	$51	$791,980	$15,231	$15,796	$(6,698)	$816,360
Balance at September 30, 2016	55,059,067	55	855,998	18,832	13,104	(9,164)	878,825
Net increase in net assets resulting from operations	—	—	—	16,953	1,124	907	18,984
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	177,970	—	3,145	—	—	—	3,145
Distributions from net investment income	—	—	—	(30,265)	—	—	(30,265)
Distributions from realized gain	—	—	—	—	—	(1,119)	(1,119)
Total increase (decrease) for the period ended December 31, 2016	177,970	—	3,145	(13,312)	1,124	(212)	(9,255)
Balance at December 31, 2016	55,237,037	$55	$859,143	$5,520	$14,228	$(9,376)	$869,570

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2016	2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$18,984	$20,639
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	849	1,249
Accretion of discounts and amortization of premiums	(1,807)	(1,891)
Net realized (gain) loss on investments	(907)	(4,978)
Net change in unrealized (appreciation) depreciation on investments	(1,124)	(662)
Proceeds from (fundings of) revolving loans, net	(2,518)	514
Fundings of investments	(122,736)	(162,820)
Proceeds from principal payments and sales of portfolio investments	93,949	171,356
PIK interest	(547)	(197)
Changes in operating assets and liabilities:
Interest receivable	274	(181)
Receivable for investments sold	—	(5,079)
Other assets	24	103
Interest payable	2,708	2,150
Management and incentive fees payable	(951)	(2,188)
Payable for investments purchased	—	4,677
Accounts payable and accrued expenses	(86)	323
Accrued trustee fees	4	2
Net cash (used in) provided by operating activities	(13,884)	23,017
Cash flows from investing activities
Net change in restricted cash and cash equivalents	12,577	(2,183)
Net cash (used in) provided by investing activities	12,577	(2,183)
Cash flows from financing activities
Borrowings on debt	136,250	56,550
Repayments of debt	(111,450)	(60,750)
Capitalized debt issuance costs	(479)	(73)
Repayments on secured borrowings	(13)	(9)
Distributions paid	(28,239)	(15,149)
Net cash provided by (used in) financing activities	(3,931)	(19,431)
Net change in cash and cash equivalents	(5,238)	1,403
Cash and cash equivalents, beginning of period	10,947	5,468
Cash and cash equivalents, end of period	$5,709	$6,871
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,045	$3,328
Distributions declared during the period	31,384	16,416
Supplemental disclosure of noncash operating activity:
Funding of LLC equity interest in SLF	$(78,689)	$—
Proceeds from subordinated notes in SLF principal payment	78,689	—
Supplemental disclosure of noncash financing activity:
Proceeds from issuance of Class A-Refi 2010 Notes	$205,000	$—
Redemptions of Class A and Class B 2010 Notes	(205,000)	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP*^#	One stop	L + 9.00%	8.00% cash/2.00% PIK	03/2020	$17,701	$17,575	1.8%	$15,577
ILC Dover, LP	One stop	L + 9.00%	8.00% cash/2.00% PIK	03/2019	789	781	0.1	694
NTS Technical Systems*^#	One stop	L + 6.25%	7.25%	06/2021	25,549	25,154	2.9	25,039
NTS Technical Systems(4)	One stop	L + 6.25%	N/A(5)	06/2021	—	(87)	—	(71)
NTS Technical Systems(4)	One stop	L + 6.25%	N/A(5)	06/2021	—	(144)	—	(57)
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	8.00%	12/2017	3,899	3,845	0.1	1,170
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	618	616	0.1	618
Tronair Parent, Inc.	Senior loan	L + 4.50%	5.18%	09/2021	24	23	—	24
Whitcraft LLC*^	One stop	L + 6.50%	7.50%	05/2020	13,470	13,377	1.5	13,470
Whitcraft LLC(4)	One stop	L + 6.50%	N/A(5)	05/2020	—	(1)	—	—
					62,050	61,139	6.5	56,464
Automobile
CH Hold Corp. (Caliber Collision)*#	Senior loan	L + 5.25%	6.25%	11/2019	5,131	5,097	0.6	5,131
Dent Wizard International Corporation*	Senior loan	L + 4.75%	5.75%	04/2020	2,338	2,329	0.3	2,338
OEConnection LLC*	Senior loan	L + 5.00%	6.00%	06/2022	4,871	4,756	0.5	4,871
OEConnection LLC(4)	Senior loan	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
T5 Merger Corporation^	One stop	L + 6.25%	7.25%	03/2022	4,145	4,078	0.5	4,103
T5 Merger Corporation	One stop	L + 6.25%	7.25%	03/2022	30	28	—	29
					16,515	16,287	1.9	16,472
Banking
HedgeServ Holding L.P.*#	One stop	L + 8.00%	7.00% cash/2.00% PIK	02/2019	17,621	17,550	1.9	16,739
HedgeServ Holding L.P.(4)	One stop	L + 8.00%	N/A(5)	02/2019	—	(4)	—	(47)
					17,621	17,546	1.9	16,692
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.	One stop	L + 8.00%	7.00% cash/2.00% PIK	04/2021	7,989	7,855	0.8	7,190
Abita Brewing Co., L.L.C.	One stop	L + 8.00%	7.00% cash/2.00% PIK	04/2021	9	8	—	7
ABP Corporation*	Senior loan	L + 4.75%	6.00%	09/2018	4,684	4,658	0.5	4,449
ABP Corporation	Senior loan	P + 3.50%	7.25%	09/2018	292	289	—	267
Atkins Nutritionals, Inc*^	One stop	L + 8.50%	9.75%	04/2019	21,636	21,481	2.5	21,636
Atkins Nutritionals, Inc*^#	One stop	L + 5.00%	6.25%	01/2019	16,872	16,766	1.9	16,872
Benihana, Inc.*^	One stop	L + 7.00%	8.25%	01/2019	16,221	15,973	1.8	16,072
Benihana, Inc.	One stop	L + 7.00%	8.84%	07/2018	1,020	990	0.1	1,000
C. J. Foods, Inc.*	One stop	L + 5.00%	6.00%	05/2019	3,133	3,110	0.4	3,133
C. J. Foods, Inc.	One stop	L + 5.00%	6.00%	05/2019	661	655	0.1	661
C. J. Foods, Inc.	One stop	L + 5.00%	6.00%	05/2019	216	211	—	216
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	1,068	1,063	0.1	1,068
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	301	299	—	301
Firebirds International, LLC	One stop	L + 5.75%	7.00%	05/2018	97	96	—	97
Firebirds International, LLC(4)	One stop	L + 5.75%	N/A(5)	05/2018	—	(1)	—	—
First Watch Restaurants, Inc.*^#	One stop	L + 6.00%	7.23%	12/2020	25,529	25,331	2.9	25,529
First Watch Restaurants, Inc.	One stop	P + 5.00%	8.15%	12/2020	1,422	1,415	0.2	1,422
First Watch Restaurants, Inc.*	One stop	L + 6.00%	7.00%	12/2020	1,255	1,246	0.2	1,255
First Watch Restaurants, Inc.*	One stop	L + 6.00%	7.00%	12/2020	1,252	1,243	0.2	1,252
First Watch Restaurants, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2020	—	(8)	—	—
Hopdoddy Holdings, LLC	One stop	L + 8.00%	9.00%	08/2020	658	648	0.1	658
Hopdoddy Holdings, LLC	One stop	L + 8.00%	N/A(5)	08/2020	—	—	—	—
Hopdoddy Holdings, LLC(4)	One stop	L + 8.00%	N/A(5)	08/2020	—	(2)	—	—
IT'SUGAR LLC	Subordinated debt	N/A	5.00%	04/2020	1,707	1,707	0.2	1,355

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Beverage, Food and Tobacco – (continued)
Mid-America Pet Food, L.L.C.^	One stop	L + 6.25%	7.25%	12/2021	$5,683	$5,598	0.6%	$5,626
Mid-America Pet Food, L.L.C.	One stop	L + 6.25%	7.25%	12/2021	3	2	—	3
P&P Food Safety US Acquisition, Inc.*	One stop	L + 6.50%	7.50%	11/2021	4,157	4,106	0.5	4,115
P&P Food Safety US Acquisition, Inc.	One stop	L + 6.50%	N/A(5)	11/2021	—	—	—	—
Purfoods, LLC	One stop	L + 6.25%	7.25%	05/2021	8,626	8,439	1.0	8,626
Purfoods, LLC	One stop	L + 7.00%	7.00% PIK	05/2026	101	101	—	106
Purfoods, LLC	One stop	L + 6.25%	7.25%	05/2021	40	39	—	40
Purfoods, LLC(4)	One stop	L + 6.25%	N/A(5)	05/2021	—	(1)	—	—
Restaurant Holding Company, LLC #	Senior loan	L + 7.75%	8.75%	02/2019	4,593	4,571	0.5	4,501
Rubio's Restaurants, Inc.*^	Senior loan	L + 4.75%	6.00%	11/2018	8,896	8,861	1.0	8,896
Smashburger Finance LLC	Senior loan	L + 5.50%	6.75%	05/2018	83	83	—	81
Smashburger Finance LLC(4)	Senior loan	L + 5.50%	N/A(5)	05/2018	—	(2)	—	—
Surfside Coffee Company LLC#	One stop	L + 5.25%	6.25%	06/2020	4,458	4,427	0.5	4,458
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	337	329	0.1	337
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	25	25	—	25
Tate's Bake Shop, Inc.#	Senior loan	L + 5.00%	6.00%	08/2019	596	592	0.1	596
Uinta Brewing Company^	One stop	L + 8.50%	9.50%	08/2019	3,734	3,714	0.4	3,623
Uinta Brewing Company	One stop	L + 8.50%	9.50%	08/2019	385	383	—	373
					147,739	146,300	16.7	145,846
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	5.75%	05/2021	1,473	1,468	0.2	1,484

Building and Real Estate
Brooks Equipment Company, LLC*^	One stop	L + 5.00%	6.00%	08/2020	22,720	22,513	2.6	22,720
Brooks Equipment Company, LLC(4)	One stop	L + 5.00%	N/A(5)	08/2020	—	(12)	—	—
ITEL Laboratories, Inc.*	Senior loan	L + 4.50%	5.75%	06/2018	548	546	0.1	548
ITEL Laboratories, Inc.	Senior loan	L + 4.50%	N/A(5)	06/2018	—	—	—	—
					23,268	23,047	2.7	23,268
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	6.75%	02/2020	2,351	2,328	0.3	2,327
Flexan, LLC	One stop	L + 5.75%	N/A(5)	02/2020	—	—	—	—
					2,351	2,328	0.3	2,327
Diversified Conglomerate Manufacturing
Chase Industries, Inc.*^#	One stop	L + 5.75%	6.82%	09/2020	21,649	21,510	2.5	21,649
Chase Industries, Inc.#	One stop	L + 5.75%	7.20%	09/2020	4,807	4,777	0.5	4,807
Chase Industries, Inc.(4)	One stop	L + 5.75%	N/A(5)	09/2020	—	(13)	—	—
Inventus Power, Inc.*^	One stop	L + 5.50%	6.50%	04/2020	8,409	8,371	0.9	7,778
Inventus Power, Inc.(4)	One stop	L + 5.50%	N/A(5)	04/2020	—	(2)	—	(39)
Onicon Incorporated*^#	One stop	L + 6.00%	7.00%	04/2020	13,338	13,211	1.5	13,338
Onicon Incorporated(4)	One stop	L + 6.00%	N/A(5)	04/2020	—	(6)	—	—
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	6.00%	08/2022	1,763	1,716	0.2	1,763
Plex Systems, Inc.*^	One stop	L + 7.50%	8.75%	06/2020	18,797	18,439	2.2	18,797
Plex Systems, Inc.(4)	One stop	L + 7.50%	N/A(5)	06/2020	—	(28)	—	—
Reladyne, Inc.*^	Senior loan	L + 5.25%	6.25%	07/2022	10,149	9,999	1.2	10,149
Reladyne, Inc.*	Senior loan	L + 5.25%	6.25%	07/2022	111	110	—	111
Reladyne, Inc.	Senior loan	L + 5.25%	6.25%	07/2022	36	36	—	36
Reladyne, Inc.	Senior loan	L + 5.25%	6.25%	07/2022	26	24	—	26
Reladyne, Inc.(4)	Senior loan	L + 5.25%	N/A(5)	07/2022	—	(1)	—	—
Sunless Merger Sub, Inc.#	Senior loan	L + 5.00%	6.25%	07/2019	1,488	1,496	0.2	1,488
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	7.50%	07/2019	145	145	—	145
					80,718	79,784	9.2	80,048

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Service
Accellos, Inc.*^	One stop	L + 5.75%	6.75%	07/2020	$17,126	$16,999	2.0%	$17,126
Accellos, Inc.(4)	One stop	L + 5.75%	N/A(5)	07/2020	—	(7)	—	—
Actiance, Inc.*^	One stop	L + 9.00%	10.00%	10/2019	3,962	3,826	0.4	3,943
Actiance, Inc.	One stop	L + 9.00%	N/A(5)	10/2019	—	—	—	—
Agility Recovery Solutions Inc.*^	One stop	L + 6.50%	7.50%	03/2020	14,057	13,925	1.6	14,057
Agility Recovery Solutions Inc.(4)	One stop	L + 6.50%	N/A(5)	03/2020	—	(6)	—	—
Bomgar Corporation^	One stop	L + 7.50%	8.50%	06/2022	4,876	4,786	0.6	4,876
Bomgar Corporation(4)	One stop	L + 7.50%	N/A(5)	06/2022	—	(2)	—	—
CIBT Holdings, Inc^	Senior loan	L + 5.25%	6.25%	06/2022	1,973	1,955	0.2	1,973
CIBT Holdings, Inc	Senior loan	L + 5.25%	N/A(5)	06/2022	—	—	—	—
Clearwater Analytics, LLC#	One stop	L + 7.50%	8.50%	09/2022	10,025	9,859	1.2	10,025
Clearwater Analytics, LLC(4)	One stop	L + 7.50%	N/A(5)	09/2022	—	(2)	—	—
Daxko Acquisition Corporation#	One stop	L + 6.50%	7.50%	09/2022	8,536	8,414	1.0	8,536
Daxko Acquisition Corporation	One stop	L + 6.50%	N/A(5)	09/2022	—	—	—	—
EGD Security Systems, LLC	One stop	L + 6.25%	7.25%	06/2022	11,113	10,887	1.3	11,113
EGD Security Systems, LLC^	One stop	L + 6.25%	7.25%	06/2022	98	97	—	98
EGD Security Systems, LLC(4)	One stop	L + 6.25%	N/A(5)	06/2022	—	(2)	—	—
EGD Security Systems, LLC(4)	One stop	L + 6.25%	N/A(5)	06/2022	—	(1)	—	—
HealthcareSource HR, Inc.	One stop	L + 6.75%	7.75%	05/2020	17,679	17,392	2.0	17,679
HealthcareSource HR, Inc.(4)	One stop	L + 6.75%	N/A(5)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	02/2020	3,046	2,999	0.4	3,046
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	08/2021	2,553	2,402	0.3	2,553
Host Analytics, Inc.(4)	One stop	N/A	N/A(5)	02/2020	—	(8)	—	—
III US Holdings, LLC#	One stop	L + 6.00%	7.09%	09/2022	5,496	5,391	0.6	5,496
III US Holdings, LLC(4)	One stop	L + 6.00%	N/A(5)	09/2022	—	(1)	—	—
Integration Appliance, Inc.*^	One stop	L + 8.25%	9.50%	09/2020	16,123	15,994	1.9	16,123
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	7,913	7,780	0.9	7,913
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	5,396	5,313	0.6	5,396
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2018	899	892	0.1	899
Integration Appliance, Inc.*	One stop	L + 8.25%	9.50%	09/2020	719	710	0.1	719
Jensen Hughes, Inc.#	Senior loan	L + 5.00%	6.00%	12/2021	134	133	—	134
Kinnser Software, Inc.	One stop	L + 6.50%	7.50%	12/2022	8,626	8,433	1.0	8,540
Kinnser Software, Inc.(4)	One stop	L + 6.50%	N/A(5)	12/2021	—	(1)	—	(1)
Netsmart Technologies, Inc.#	Senior loan	L + 4.50%	5.50%	04/2023	1,768	1,752	0.2	1,777
Netsmart Technologies, Inc.(4)	Senior loan	L + 4.75%	N/A(5)	04/2023	—	(9)	—	—
Project Alpha Intermediate Holding, Inc.*#	One stop	L + 8.25%	9.25%	08/2022	17,214	16,728	2.0	17,214
PT Intermediate Holdings III, LLC	One stop	L + 6.50%	7.50%	06/2022	22,194	21,688	2.5	22,194
PT Intermediate Holdings III, LLC	One stop	P + 5.50%	9.25%	06/2022	25	22	—	25
Secure-24, LLC*^	One stop	L + 5.00%	6.00%	08/2019	22,604	22,346	2.6	22,379
Secure-24, LLC(4)	One stop	L + 5.00%	N/A(5)	08/2019	—	(6)	—	(6)
Severin Acquisition, LLC^	Senior loan	L + 5.38%	6.38%	07/2021	890	883	0.1	902
Severin Acquisition, LLC^	Senior loan	L + 5.00%	6.00%	07/2021	792	786	0.1	792
Severin Acquisition, LLC#	Senior loan	L + 5.00%	6.00%	07/2021	673	667	0.1	673
Severin Acquisition, LLC^	Senior loan	L + 5.38%	6.38%	07/2021	606	600	0.1	614
Severin Acquisition, LLC^	Senior loan	L + 4.88%	5.88%	07/2021	195	194	—	195
Source Medical Solutions, Inc.	Second lien	L + 11.00%	9.00% cash/3.00% PIK	03/2018	9,546	9,436	1.1	9,546
Steelwedge Software, Inc.^	One stop	L + 10.00%	9.00% cash/2.00% PIK	09/2020	2,208	2,125	0.2	2,208
Steelwedge Software, Inc.	One stop	L + 10.00%	N/A(5)	09/2020	—	—	—	—
TA MHI Buyer, Inc.^	One stop	L + 6.50%	7.50%	09/2021	8,212	8,155	0.9	8,212
TA MHI Buyer, Inc.*	One stop	L + 6.50%	7.50%	09/2021	1,278	1,266	0.1	1,278
TA MHI Buyer, Inc.^	One stop	L + 6.50%	7.50%	09/2021	664	658	0.1	664
TA MHI Buyer, Inc. ^	One stop	L + 6.50%	7.50%	09/2021	237	235	—	237

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Service – (continued)
TA MHI Buyer, Inc.	One stop	L + 6.50%	N/A(5)	09/2021	$—	$—	—%	$—
Trintech, Inc.*^#	One stop	L + 6.00%	7.00%	10/2021	10,938	10,826	1.3	10,938
Trintech, Inc.	One stop	L + 6.00%	N/A(5)	10/2021	—	—	—	—
Vendavo, Inc.	One stop	L + 8.50%	9.50%	10/2019	17,981	17,739	2.0	17,672
Vendavo, Inc.(4)	One stop	L + 8.50%	N/A(5)	10/2019	—	(9)	—	(25)
Vendor Credentialing Service LLC	One stop	L + 6.00%	7.00%	11/2021	10,169	9,956	1.2	10,169
Vendor Credentialing Service LLC(4)	One stop	L + 6.00%	N/A(5)	11/2021	—	(1)	—	—
Vitalyst, LLC	Senior loan	L + 5.00%	6.25%	09/2017	1,365	1,363	0.2	1,365
Vitalyst, LLC	Senior loan	P + 4.00%	7.75%	09/2017	11	11	—	11
Workforce Software, LLC^	One stop	L + 10.50%	4.50% cash/7.00% PIK	06/2021	5,128	5,095	0.6	5,128
Workforce Software, LLC	One stop	L + 10.50%	N/A(5)	06/2021	—	—	—	—
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 8.50%	9.50%	08/2021	4,629	4,567	0.5	4,629
Xmatters, Inc. and Alarmpoint, Inc.	One stop	P + 7.25%	11.00%	08/2021	20	20	—	20
					279,697	275,249	32.1	279,055
Ecological
Pace Analytical Services, LLC	One stop	L + 6.25%	7.25%	09/2022	15,462	15,054	1.8	15,462
Pace Analytical Services, LLC	One stop	L + 6.25%	7.25%	09/2022	12	6	—	12
Pace Analytical Services, LLC(4)	One stop	L + 6.25%	N/A(5)	09/2022	—	(2)	—	—
					15,474	15,058	1.8	15,474
Electronics
Appriss Holdings, Inc.*#	Senior loan	L + 5.25%	6.25%	11/2020	15,412	15,240	1.8	15,412
Appriss Holdings, Inc.	Senior loan	P + 4.00%	7.12%	11/2020	1,892	1,863	0.2	1,892
Compusearch Software Holdings, Inc.^	Senior loan	L + 4.25%	5.25%	05/2021	1,305	1,302	0.1	1,305
Diligent Corporation*	One stop	L + 6.75%	7.75%	04/2022	4,876	4,767	0.5	4,897
Diligent Corporation*^	One stop	L + 6.25%	7.25%	04/2022	2,669	2,630	0.3	2,630
Diligent Corporation(4)	One stop	L + 6.75%	N/A(5)	04/2022	—	(2)	—	—
ECI Acquisition Holdings, Inc.*^#	One stop	L + 6.25%	7.25%	03/2019	21,612	21,432	2.5	21,612
ECI Acquisition Holdings, Inc.*	One stop	L + 6.25%	7.25%	03/2019	1,399	1,388	0.2	1,399
ECI Acquisition Holdings, Inc.(4)	One stop	L + 6.25%	N/A(5)	03/2019	—	(8)	—	—
Gamma Technologies, LLC^#	One stop	L + 5.00%	6.00%	06/2021	17,955	17,821	2.1	17,955
Gamma Technologies, LLC	One stop	L + 5.00%	6.00%	06/2021	5	4	—	5
LD Intermediate Holdings, Inc.*^	Senior loan	L + 5.88%	6.88%	12/2022	2,588	2,382	0.3	2,406
Park Place Technologies LLC*^#	One stop	L + 5.00%	6.00%	06/2022	16,175	15,982	1.8	16,014
Park Place Technologies LLC(4)	One stop	L + 5.00%	N/A(5)	06/2022	—	(2)	—	(2)
SEI, Inc.#	Senior loan	L + 4.75%	5.75%	07/2021	1,099	1,088	0.1	1,099
Sloan Company, Inc., The#	One stop	L + 7.25%	8.25%	04/2020	7,494	7,400	0.8	7,120
Sloan Company, Inc., The	One stop	L + 7.25%	8.25%	04/2020	15	14	—	12
Sovos Compliance*^	One stop	L + 7.25%	8.25%	03/2022	9,399	9,232	1.1	9,399
Sovos Compliance(4)	One stop	L + 7.25%	N/A(5)	03/2022	—	(1)	—	—
Sparta Holding Corporation*^#	One stop	L + 5.50%	6.50%	07/2020	22,309	22,142	2.6	22,309
Sparta Holding Corporation(4)	One stop	L + 5.50%	N/A(5)	07/2020	—	(23)	—	—
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	9.00%	10/2021	9,435	9,283	1.1	9,435
					135,639	133,934	15.5	134,899
Grocery
MyWebGrocer, Inc.*	One stop	L + 8.75%	10.00%	05/2017	14,271	14,218	1.6	14,271
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	5.77%	10/2020	716	704	0.1	726
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	5.77%	10/2020	536	532	0.1	543
					15,523	15,454	1.8	15,540
Healthcare, Education and Childcare
Active Day, Inc.	One stop	L + 6.00%	7.00%	12/2021	13,504	13,198	1.6	13,504
Active Day, Inc.^	One stop	L + 6.00%	7.00%	12/2021	1,042	1,027	0.1	1,042
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare – (continued)
Active Day, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2021	$—	$(1)	—%	$—
Active Day, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2021	—	(20)	—	—
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	6.75%	05/2022	21,442	20,866	2.5	21,442
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	6.75%	05/2022	109	107	—	109
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	8.50%	05/2022	33	31	—	33
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	6.75%	05/2022	32	32	—	32
ADCS Clinics Intermediate Holdings, LLC(4)	One stop	L + 5.75%	N/A(5)	05/2022	—	(4)	—	—
Agilitas USA, Inc.^	Senior loan	L + 4.00%	5.00%	10/2020	2,119	2,106	0.2	2,013
Aris Teleradiology Company, LLC*	Senior loan	L + 4.75%	5.75%	03/2021	2,720	2,695	0.3	2,693
Aris Teleradiology Company, LLC	Senior loan	L + 4.75%	5.75%	03/2021	15	15	—	15
Avalign Technologies, Inc.^	Senior loan	L + 4.50%	5.50%	07/2021	1,136	1,132	0.1	1,136
BIORECLAMATIONIVT, LLC*^#	One stop	L + 6.25%	7.25%	01/2021	14,356	14,153	1.7	14,356
BIORECLAMATIONIVT, LLC(4)	One stop	L + 6.25%	N/A(5)	01/2021	—	(1)	—	—
California Cryobank, LLC^	One stop	L + 5.50%	6.50%	08/2019	1,547	1,538	0.2	1,531
California Cryobank, LLC^	One stop	L + 5.50%	6.50%	08/2019	758	747	0.1	750
California Cryobank, LLC^	One stop	L + 5.50%	6.50%	08/2019	213	212	—	211
California Cryobank, LLC(4)	One stop	L + 5.50%	N/A(5)	08/2019	—	(1)	—	(2)
Certara L.P.*^	One stop	L + 6.25%	7.25%	12/2018	20,705	20,584	2.4	20,705
Certara L.P.(4)	One stop	L + 6.25%	N/A(5)	12/2018	—	(5)	—	—
CLP Healthcare Services, Inc.^	Senior loan	L + 5.25%	6.25%	12/2020	3,954	3,920	0.5	3,954
CPI Buyer, LLC*^	Senior loan	L + 4.50%	5.50%	08/2021	7,720	7,514	0.9	7,720
Curo Health Services LLC#	Senior loan	L + 5.50%	6.50%	02/2022	1,965	1,951	0.2	1,981
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	6.25%	07/2021	18,919	18,604	2.1	18,542
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	6.25%	07/2021	13,570	13,433	1.5	13,298
DCA Investment Holding, LLC#	One stop	L + 5.25%	6.25%	07/2021	2,494	2,446	0.3	2,444
DCA Investment Holding, LLC	One stop	P + 4.25%	8.00%	07/2021	482	468	0.1	455
DCA Investment Holding, LLC(4)	One stop	L + 5.25%	N/A(5)	07/2021	—	(4)	—	(4)
Deca Dental Management LLC*^	One stop	L + 6.25%	7.25%	07/2020	4,136	4,092	0.5	4,136
Deca Dental Management LLC	One stop	L + 6.25%	7.25%	07/2020	503	498	0.1	503
Deca Dental Management LLC	One stop	L + 6.25%	7.25%	07/2020	50	49	—	50
Deca Dental Management LLC(4)	One stop	L + 6.25%	N/A(5)	07/2020	—	(3)	—	—
Delta Educational Systems*(6)	Senior loan	P + 4.75%	8.25%	12/2017	1,438	1,433	—	—
Delta Educational Systems(4)(6)	Senior loan	L + 6.00%	N/A(5)	12/2017	—	—	—	(69)
Dental Holdings Corporation	One stop	L + 5.50%	6.50%	02/2020	7,580	7,470	0.9	7,580
Dental Holdings Corporation	One stop	L + 5.50%	6.50%	02/2020	1,153	1,142	0.1	1,153
Dental Holdings Corporation	One stop	P + 4.25%	8.00%	02/2020	213	204	—	213
eSolutions, Inc.	One stop	L + 6.50%	7.50%	03/2022	12,782	12,535	1.5	12,782
eSolutions, Inc.(4)	One stop	L + 6.50%	N/A(5)	03/2022	—	(1)	—	—
G & H Wire Company, Inc.*^	One stop	L + 5.75%	6.75%	12/2017	13,123	13,089	1.5	13,123
G & H Wire Company, Inc.	One stop	P + 4.50%	8.25%	12/2017	286	284	—	286
Joerns Healthcare, LLC*^	One stop	L + 7.00%	8.00%	05/2020	3,829	3,791	0.4	3,599
Katena Holdings, Inc.^	One stop	L + 6.25%	7.25%	06/2021	8,677	8,609	1.0	8,677
Katena Holdings, Inc.^	One stop	L + 6.25%	7.25%	06/2021	847	841	0.1	847
Katena Holdings, Inc.	One stop	P + 5.25%	9.00%	06/2021	18	17	—	18
Lombart Brothers, Inc.	One stop	L + 6.50%	7.50%	04/2022	3,499	3,403	0.4	3,499
Lombart Brothers, Inc.(4)	One stop	L + 6.50%	N/A(5)	04/2022	—	(1)	—	—
Maverick Healthcare Group, LLC*	Senior loan	L + 7.50%	7.25% cash/2.00% PIK	04/2017	1,930	1,928	0.2	1,930
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.50%	05/2022	8,583	8,359	1.0	8,583
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.50%	05/2022	42	41	—	42
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.50%	05/2022	23	22	—	23
Oliver Street Dermatology Holdings, LLC(4)	One stop	L + 6.50%	N/A(5)	05/2022	—	(2)	—	—
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	7.25%	08/2021	10,056	9,801	1.2	10,056

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare – (continued)
Pinnacle Treatment Centers, Inc.	One stop	P + 5.00%	8.75%	08/2021	$10	$8	—%	$10
Pinnacle Treatment Centers, Inc.(4)	One stop	L + 6.25%	N/A(5)	08/2021	—	(2)	—	—
PPT Management Holdings, LLC^#	One stop	L + 6.00%	7.00%	12/2022	10,300	10,070	1.2	10,145
PPT Management Holdings, LLC(4)	One stop	L + 6.00%	N/A(5)	12/2022	—	—	—	(7)
PPT Management Holdings, LLC(4)	One stop	L + 6.00%	N/A(5)	12/2022	—	(4)	—	(3)
Premise Health Holding Corp.#	One stop	L + 4.50%	5.50%	06/2020	14,925	14,849	1.7	14,925
Premise Health Holding Corp.(4)	One stop	L + 4.50%	N/A(5)	06/2020	—	(15)	—	—
Radiology Partners, Inc.#	One stop	L + 5.50%	6.50%	09/2020	22,514	22,256	2.6	22,514
Radiology Partners, Inc.	One stop	L + 5.50%	6.50%	09/2020	832	815	0.1	832
Radiology Partners, Inc.	One stop	L + 5.50%	6.50%	09/2020	706	706	0.1	706
Radiology Partners, Inc.(4)	One stop	L + 5.50%	N/A(5)	09/2020	—	(4)	—	—
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	6.00%	12/2017	2,532	2,521	0.3	2,532
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	7.75%	12/2017	226	222	—	226
Riverchase MSO, LLC#	Senior loan	L + 5.25%	6.25%	10/2022	4,043	3,985	0.5	3,982
Riverchase MSO, LLC(4)	Senior loan	L + 5.25%	N/A(5)	10/2022	—	(1)	—	(1)
RXH Buyer Corporation*^	One stop	L + 5.75%	6.75%	09/2021	17,391	17,119	1.9	16,870
RXH Buyer Corporation*	One stop	L + 5.75%	6.75%	09/2021	1,968	1,937	0.2	1,909
RXH Buyer Corporation	One stop	P + 4.75%	8.50%	09/2021	35	32	—	29
RXH Buyer Corporation(4)	One stop	L + 5.75%	N/A(5)	09/2021	—	(13)	—	(25)
Southern Anesthesia and Surgical	One stop	L + 5.50%	6.50%	11/2017	4,893	4,869	0.5	4,893
Southern Anesthesia and Surgical(4)	One stop	L + 5.50%	N/A(5)	11/2017	—	(2)	—	—
Spear Education, LLC#	One stop	L + 5.75%	6.75%	08/2019	4,720	4,689	0.5	4,720
Spear Education, LLC	One stop	L + 5.75%	6.75%	08/2019	76	76	—	76
Spear Education, LLC	One stop	L + 5.75%	N/A(5)	08/2019	—	—	—	—
Summit Behavioral Holdings I, LLC*	One stop	L + 5.00%	6.00%	06/2021	4,371	4,322	0.5	4,371
Summit Behavioral Holdings I, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
Summit Behavioral Holdings I, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2021	—	(2)	—	—
Surgical Information Systems, LLC^	Senior loan	L + 3.00%	4.02%	09/2018	1,673	1,672	0.2	1,673
U.S. Anesthesia Partners, Inc.#	One stop	L + 5.00%	6.12%	12/2019	5,867	5,851	0.7	5,867
U.S. Anesthesia Partners, Inc.#	Senior loan	L + 5.00%	6.00%	12/2019	1,597	1,581	0.2	1,597
WIRB-Copernicus Group, Inc.*^	Senior loan	L + 5.00%	6.00%	08/2022	9,886	9,794	1.1	9,886
WIRB-Copernicus Group, Inc.(4)	Senior loan	L + 5.00%	N/A(5)	08/2022	—	(1)	—	—
Young Innovations, Inc.*#	Senior loan	L + 5.00%	6.00%	01/2019	8,025	7,950	0.9	7,944
Young Innovations, Inc.(4)	Senior loan	L + 5.00%	N/A(5)	01/2019	—	(1)	—	(1)
					324,193	319,622	36.9	320,661
Home and Office Furnishings, Housewares, and Durable Consumer
Plano Molding Company, LLC*^#	One stop	L + 7.00%	8.00%	05/2021	14,594	14,408	1.6	13,866

Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC^	Senior loan	L + 4.50%	5.75%	10/2018	811	801	0.1	811

Insurance
Captive Resources Midco, LLC*^#	One stop	L + 5.75%	6.75%	06/2020	26,059	25,827	3.0	26,059
Captive Resources Midco, LLC(4)	One stop	L + 5.75%	N/A(5)	06/2020	—	(15)	—	—
Captive Resources Midco, LLC(4)	One stop	L + 5.75%	N/A(5)	06/2020	—	(16)	—	—
Higginbotham Insurance Agency, Inc.*	Senior loan	L + 5.00%	6.00%	11/2021	1,611	1,599	0.1	1,611
Internet Pipeline, Inc.	One stop	L + 7.25%	8.25%	08/2022	4,898	4,790	0.6	4,898
Internet Pipeline, Inc.(4)	One stop	L + 7.25%	N/A(5)	08/2021	—	(1)	—	—
RSC Acquisition, Inc.#	Senior loan	L + 5.25%	6.25%	11/2022	627	622	0.1	627
					33,195	32,806	3.8	33,195

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Leisure, Amusement, Motion Pictures and Entertainment
NFD Operating, LLC*	One stop	L + 7.00%	8.25%	06/2021	$2,343	$2,311	0.3%	$2,343
NFD Operating, LLC	One stop	L + 7.00%	N/A(5)	06/2021	—	—	—	—
NFD Operating, LLC(4)	One stop	L + 7.00%	N/A(5)	06/2021	—	(1)	—	—
Self Esteem Brands, LLC^	Senior loan	L + 4.00%	5.00%	02/2020	2,791	2,782	0.3	2,791
Self Esteem Brands, LLC(4)	Senior loan	L + 4.00%	N/A(5)	02/2020	—	(3)	—	—
Teaching Company, The	One stop	L + 6.25%	7.25%	08/2020	18,878	18,672	2.2	18,878
Teaching Company, The	One stop	L + 6.25%	7.25%	08/2020	30	29	—	30
Titan Fitness, LLC*	One stop	L + 6.50%	7.75%	09/2019	13,189	13,050	1.5	13,189
Titan Fitness, LLC*	One stop	L + 6.50%	7.75%	09/2019	1,747	1,735	0.2	1,747
Titan Fitness, LLC	One stop	P + 5.25%	9.00%	09/2019	1,118	1,106	0.1	1,118
Titan Fitness, LLC	One stop	L + 6.50%	7.75%	09/2019	582	549	0.1	582
					40,678	40,230	4.7	40,678
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*	One stop	L + 9.00%	10.25%	10/2017	4,358	4,348	0.4	3,835
Benetech, Inc.	One stop	P + 7.75%	11.50%	10/2017	52	50	—	34
					4,410	4,398	0.4	3,869
Oil and Gas
Drilling Info, Inc.^#(7)	One stop	L + 5.50%	6.50%	06/2020	1,786	1,764	0.2	1,786
Drilling Info, Inc.*(7)	One stop	L + 5.50%	6.50%	06/2020	510	500	0.1	510
Drilling Info, Inc.(4)(7)	One stop	L + 5.50%	N/A(5)	06/2020	—	(1)	—	—
					2,296	2,263	0.3	2,296
Personal and Non-Durable Consumer Products
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	6.50%	11/2021	5,721	5,629	0.7	5,721
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	6.50%	11/2021	499	494	0.1	499
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	6.50%	11/2021	350	346	—	350
Georgica Pine Clothiers, LLC	One stop	P + 4.50%	8.25%	11/2021	8	7	—	8
Massage Envy, LLC*^#	One stop	L + 6.75%	7.75%	09/2020	35,458	35,046	4.0	35,102
Massage Envy, LLC	One stop	L + 6.75%	7.75%	09/2020	737	725	0.1	727
Massage Envy, LLC(4)	One stop	L + 6.75%	N/A(5)	09/2020	—	(1)	—	(1)
Orthotics Holdings, Inc	One stop	L + 5.00%	6.00%	02/2020	139	129	—	132
Orthotics Holdings, Inc.*#	One stop	L + 5.00%	6.00%	02/2020	8,354	8,287	0.9	7,936
Orthotics Holdings, Inc.*#(9)	One stop	L + 5.00%	6.00%	02/2020	1,370	1,358	0.2	1,301
Orthotics Holdings, Inc.(4)	One stop	L + 5.00%	N/A(5)	02/2020	—	(11)	—	—
Orthotics Holdings, Inc.(4)(9)	One stop	L + 5.00%	N/A(5)	02/2020	—	(1)	—	—
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	6.25%	12/2017	4,549	4,538	0.5	4,504
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	6.76%	12/2017	838	834	0.1	834
Team Technologies Acquisition Company(4)	Senior loan	L + 5.00%	N/A(5)	12/2017	—	(1)	—	(3)
					58,023	57,379	6.6	57,110
Personal, Food and Miscellaneous Services
Ignite Restaurant Group, Inc (Joe's Crab Shack)^	One stop	L + 7.00%	8.00%	02/2019	4,312	4,279	0.5	4,096
PetVet Care Centers LLC^	Senior loan	L + 4.75%	5.75%	12/2020	5,822	5,738	0.7	5,763
PetVet Care Centers LLC^	Senior loan	L + 4.75%	5.75%	12/2020	1,216	1,200	0.2	1,204
PetVet Care Centers LLC(4)	Senior loan	L + 4.75%	N/A(5)	12/2019	—	(9)	—	(7)
Vetcor Professional Practices LLC*^#	One stop	L + 6.25%	7.25%	04/2021	28,970	28,482	3.3	28,970
Vetcor Professional Practices LLC*	One stop	L + 6.25%	7.25%	04/2021	964	955	0.1	964
Vetcor Professional Practices LLC#	One stop	L + 6.25%	7.25%	04/2021	955	939	0.1	955
Vetcor Professional Practices LLC	One stop	L + 6.25%	7.25%	04/2021	731	718	0.1	731
Vetcor Professional Practices LLC#	One stop	L + 6.25%	7.25%	04/2021	288	285	—	288
Vetcor Professional Practices LLC#	One stop	L + 6.25%	7.25%	04/2021	235	233	—	235

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Personal, Food and Miscellaneous Services – (continued)
Vetcor Professional Practices LLC	One stop	L + 6.25%	7.25%	04/2021	$130	$112	—%	$130
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%	N/A(5)	04/2021	—	(4)	—	—
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%	N/A(5)	04/2021	—	(15)	—	—
Veterinary Specialists of North America, LLC*^	One stop	L + 5.00%	6.00%	07/2021	6,086	6,018	0.7	6,086
Veterinary Specialists of North America, LLC*	One stop	L + 5.00%	6.00%	07/2021	64	63	—	64
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.00%	N/A(5)	07/2021	—	(3)	—	—
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.00%	N/A(5)	07/2021	—	(17)	—	—
Wetzel's Pretzels, LLC	One stop	L + 6.75%	7.75%	09/2021	7,064	6,883	0.8	7,064
Wetzel's Pretzels, LLC(4)	One stop	L + 6.75%	N/A(5)	09/2021	—	(1)	—	—
					56,837	55,856	6.5	56,543
Printing and Publishing
Brandmuscle, Inc.#	Senior loan	L + 5.00%	6.00%	12/2021	629	623	0.1	635
Market Track, LLC*^#	One stop	L + 7.00%	8.00%	10/2019	28,530	28,301	3.3	28,530
Market Track, LLC*	One stop	L + 7.00%	8.00%	10/2019	2,169	2,152	0.2	2,169
Market Track, LLC#	One stop	L + 7.00%	8.00%	10/2019	2,135	2,122	0.2	2,135
Market Track, LLC	One stop	L + 7.00%	8.00%	10/2019	1,759	1,742	0.2	1,759
Market Track, LLC*	One stop	L + 7.00%	8.00%	10/2019	1,281	1,275	0.2	1,281
Marketo, Inc.	One stop	L + 9.50%	10.50%	08/2021	9,940	9,664	1.1	9,940
Marketo, Inc.(4)	One stop	L + 9.50%	N/A(5)	08/2021	—	(2)	—	—
					46,443	45,877	5.3	46,449
Retail Stores
Batteries Plus Holding Corporation	One stop	L + 6.75%	7.75%	07/2022	13,861	13,531	1.6	13,861
Batteries Plus Holding Corporation(4)	One stop	L + 6.75%	N/A(5)	07/2022	—	(2)	—	—
CVS Holdings I, LP*^#	One stop	L + 6.25%	7.25%	08/2021	22,226	21,884	2.6	22,226
CVS Holdings I, LP*	One stop	L + 6.25%	7.25%	08/2021	320	314	—	320
CVS Holdings I, LP(4)	One stop	L + 6.25%	N/A(5)	08/2020	—	(3)	—	—
CVS Holdings I, LP(4)	One stop	L + 6.25%	N/A(5)	08/2021	—	(7)	—	—
Cycle Gear, Inc.^	One stop	L + 6.50%	7.50%	01/2020	10,506	10,365	1.2	10,506
Cycle Gear, Inc.	One stop	P + 5.25%	9.00%	01/2020	461	446	0.1	461
Cycle Gear, Inc.(4)	One stop	L + 6.50%	N/A(5)	01/2020	—	(9)	—	—
DTLR, Inc.*^	One stop	L + 6.50%	7.50%	10/2020	11,365	11,280	1.3	11,365
Elite Sportswear, L.P.	Senior loan	L + 5.25%	6.25%	03/2020	6,994	6,880	0.8	6,924
Elite Sportswear, L.P.	Senior loan	L + 5.00%	6.00%	03/2020	2,813	2,767	0.3	2,765
Elite Sportswear, L.P.	Senior loan	L + 5.25%	6.25%	03/2020	1,447	1,429	0.2	1,433
Elite Sportswear, L.P.	Senior loan	L + 5.25%	6.25%	03/2020	220	216	—	217
Elite Sportswear, L.P.(4)	Senior loan	L + 5.00%	N/A(5)	03/2020	—	(7)	—	(14)
Express Oil Change, LLC	Senior loan	L + 5.00%	6.00%	12/2017	1,707	1,697	0.2	1,707
Express Oil Change, LLC^	Senior loan	L + 5.00%	6.00%	12/2017	466	464	0.1	466
Feeders Supply Company, LLC	One stop	L + 5.75%	6.75%	04/2021	5,234	5,131	0.6	5,234
Feeders Supply Company, LLC	Subordinated debt	N/A	12.50% cash/7.00% PIK	04/2021	56	56	—	56
Feeders Supply Company, LLC	One stop	L + 5.75%	6.75%	04/2021	10	9	—	10
Marshall Retail Group, LLC, The^#	One stop	L + 6.00%	7.00%	08/2020	12,175	12,083	1.3	11,566
Marshall Retail Group, LLC, The	One stop	L + 6.00%	7.00%	08/2019	410	393	—	300
Mills Fleet Farm Group LLC*^	One stop	L + 5.50%	6.50%	02/2022	1,815	1,710	0.2	1,815
Paper Source, Inc.*^#	One stop	L + 6.25%	7.25%	09/2018	12,724	12,656	1.5	12,724
Paper Source, Inc.*	One stop	L + 6.25%	7.25%	09/2018	1,689	1,677	0.2	1,689
Paper Source, Inc.(4)	One stop	L + 6.25%	N/A(5)	09/2018	—	(7)	—	—
Pet Holdings ULC*^(8)(9)	One stop	L + 5.50%	6.50%	07/2022	14,738	14,467	1.7	14,738
Pet Holdings ULC(8)(9)	One stop	P + 4.50%	8.25%	07/2022	67	65	—	67

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Retail Stores – (continued)
Pet Holdings ULC(4)(8)(9)	One stop	L + 5.50%	N/A(5)	07/2022	$—	$(1)	—%	$—
Sneaker Villa, Inc.*#	One stop	L + 7.75%	8.75%	12/2020	12,436	12,336	1.4	12,436
					133,740	131,820	15.3	132,872
Telecommunications
Arise Virtual Solutions, Inc.^	One stop	L + 6.50%	7.75%	12/2018	1,310	1,302	0.1	1,244
Arise Virtual Solutions, Inc.(4)	One stop	L + 6.50%	N/A(5)	12/2018	—	(1)	—	—
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	12/2017	702	700	0.1	702
Hosting.com Inc.	Senior loan	L + 4.50%	5.75%	12/2017	75	74	—	75
NetMotion Wireless Holdings, Inc.^#	One stop	L + 6.25%	7.25%	10/2021	7,394	7,288	0.9	7,320
NetMotion Wireless Holdings, Inc.	One stop	L + 6.25%	7.25%	10/2021	5	4	—	5
					9,486	9,367	1.1	9,346
Textile and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	6.00%	10/2022	2,057	2,013	0.2	2,057
SHO Holding I Corporation(4)	Senior loan	L + 4.00%	N/A(5)	10/2021	—	(1)	—	(2)
					2,057	2,012	0.2	2,055
Utilities
Arcos, LLC	One stop	L + 6.50%	7.50%	02/2021	4,004	3,938	0.4	4,004
Arcos, LLC	One stop	L + 6.50%	N/A(5)	02/2021	—	—	—	—
Power Plan Holdings, Inc.*#	Senior loan	L + 4.75%	5.75%	02/2022	6,783	6,697	0.8	6,783
PowerPlan Holdings, Inc.(4)	Senior loan	L + 4.75%	N/A(5)	02/2021	—	(5)	—	—
					10,787	10,630	1.2	10,787
Total non-controlled/non-affiliate company debt investments					$1,535,618	$1,515,063	174.6%	$1,518,107

Equity Investments (10)(11)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.2%	$1,290
NTS Technical Systems	Preferred stock A	N/A	N/A	N/A	—	128	—	128
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	—	—
Whitcraft LLC	Preferred stock B	N/A	N/A	N/A	1	670	0.2	1,440
Whitcraft LLC	Warrant	N/A	N/A	N/A	—	—	—	280
						2,599	0.4	3,138
Automobile
Polk Acquisition Corp.	LP interest	N/A	N/A	N/A	1	144	—	171

Beverage, Food and Tobacco
Atkins Nutritionals, Inc	LLC interest	N/A	N/A	N/A	57	746	0.3	2,842
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	487
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	—	157	—	310
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	9	964	0.2	1,692
Hopdoddy Holdings, LLC	LLC interest	N/A	N/A	N/A	27	130	—	47
Hopdoddy Holdings, LLC	LLC interest	N/A	N/A	N/A	12	36	—	13
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	885
Purfoods, LLC	LLC interest	N/A	N/A	N/A	381	381	0.1	464
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	0.1	595
Rubio's Restaurants, Inc.	Preferred stock A	N/A	N/A	N/A	2	945	0.3	2,465
Tate's Bake Shop, Inc.	LP interest	N/A	N/A	N/A	462	428	—	463
Uinta Brewing Company	LP interest	N/A	N/A	N/A	462	462	—	—
						5,689	1.2	10,263

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	10	$1,021	0.1%	$1,245

Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	90	—	101
Flexan, LLC	Common stock	N/A	N/A	N/A	1	—	—	13
						90	—	114
Diversified Conglomerate Manufacturing
Chase Industries, Inc.	LLC units	N/A	N/A	N/A	1	1,186	0.2	1,701
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	370	—	117
Inventus Power, Inc.	Common stock	N/A	N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	249	—	292
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	160	160	—	—
						1,965	0.2	2,110
Diversified Conglomerate Service
Actiance, Inc.	Warrant	N/A	N/A	N/A	510	122	—	130
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	341	0.1	555
Bomgar Corporation	Common stock	N/A	N/A	N/A	—	108	—	100
Bomgar Corporation	Common stock	N/A	N/A	N/A	72	1	—	—
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	—	154	—	53
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	348	—	300
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	346	130	—	279
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	0.1	402
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	—	—
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	1	417	0.1	430
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	103	4	—	12
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	148	0.1	339
Steelwedge Software, Inc.	Warrant	N/A	N/A	N/A	36,575	76	—	88
TA MHI Buyer, Inc.	Preferred stock	N/A	N/A	N/A	—	202	—	307
Vendavo, Inc.	Preferred stock A	N/A	N/A	N/A	827	827	0.1	827
Vitalyst, LLC	Preferred stock A	N/A	N/A	N/A	—	61	—	46
Vitalyst, LLC	Common stock	N/A	N/A	N/A	1	7	—	—
Workforce Software, LLC	LLC units	N/A	N/A	N/A	308	308	—	303
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	40	32	—	32
						3,814	0.5	4,203
Ecological
Pace Analytical Services, LLC	LLC units	N/A	N/A	N/A	3	277	—	277

Electronics
Diligent Corporation	Preferred stock	N/A	N/A	N/A	83	83	—	119
ECI Acquisition Holdings, Inc.	Common stock	N/A	N/A	N/A	9	873	0.1	1,094
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	134	—	257
SEI, Inc.	LLC units	N/A	N/A	N/A	340	264	—	269
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	122	—	9
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	14	—	—
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	1	567	0.1	704
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	235	6	0.1	364
Syncsort Incorporated	Preferred stock	N/A	N/A	N/A	90	226	0.1	328
						2,289	0.4	3,144
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	1,446	0.3	2,147
MyWebGrocer, Inc.	Preferred stock	N/A	N/A	N/A	71	165	—	272
						1,611	0.3	2,419
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	$614	0.1%	$748
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	579	0.1	608
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	64
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	—	117
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	—	—
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	64	—	200
BIORECLAMATIONIVT, LLC	LLC interest	N/A	N/A	N/A	—	365	0.1	471
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	28	—	34
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	11	—	11
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	—	—	6
Certara L.P.	LP interest	N/A	N/A	N/A	—	635	0.2	1,374
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	8,637	864	0.1	959
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	87	9	—	286
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	357	0.1	390
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	775	775	0.1	834
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	182	—	181
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	—	—	—
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	102	102	—	98
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	—	287	—	294
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	—	5	0.1	335
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	458	—	202
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	417	—	325
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	387	—	426
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	—	118	—	144
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	—	249	0.1	342
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	—	222
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	234	234	—	233
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	247
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	2	221	—	221
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	—	2	—	2
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	—	125
Reliant Pro ReHab, LLC	Preferred stock A	N/A	N/A	N/A	2	183	0.1	989
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	683	0.1	352
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	487	0.1	605
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	62	—	67
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	60
SSH Corporation	Common stock	N/A	N/A	N/A	—	40	—	72
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	480
U.S. Renal Care, Inc.	LP interest	N/A	N/A	N/A	1	2,665	0.3	2,223
Young Innovations, Inc.	LLC units	N/A	N/A	N/A	—	236	—	175
Young Innovations, Inc.	Common stock	N/A	N/A	N/A	2	—	—	282
						12,840	1.7	14,804
Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	—	0.1	229
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	98	—	118
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	43	1	—	59
						99	0.1	406
Leisure, Amusement, Motion Pictures
and Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	701
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	7	712	0.1	770
						1,424	0.2	1,471

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Personal and Non-Durable Consumer
Products
C.B. Fleet Company, Incorporated	LLC units	N/A	N/A	N/A	2	$134	0.1%	$465
Georgica Pine Clothiers, LLC	LLC interest	N/A	N/A	N/A	11	106	—	125
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	210	0.1	724
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	—	114	—	238
						564	0.2	1,552
Personal, Food and Miscellaneous Services
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	114	—	142
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	—	161	—	204
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	766	525	0.1	547
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	85	85	0.1	592
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	106	—	106
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	160	—	160
						1,151	0.2	1,751
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	240	—	274
Market Track, LLC	Preferred stock	N/A	N/A	N/A	—	145	—	219
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	0.1	419
						530	0.1	912
Retail Stores
Barcelona Restaurants, LLC	LP interest	N/A	N/A	N/A	1,996	—	0.7	6,044
Batteries Plus Holding Corporation	LLC units	N/A	N/A	N/A	5	529	0.1	529
Cycle Gear, Inc.	LLC interest	N/A	N/A	N/A	19	248	—	415
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	97	—	—
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	—	—	—
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	158	—	233
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	—	306
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	2	192	—	203
Feeders Supply Company, LLC	Common stock	N/A	N/A	N/A	—	—	—	14
Marshall Retail Group LLC, The	LLC units	N/A	N/A	N/A	15	154	—	63
Paper Source, Inc.	Common stock	N/A	N/A	N/A	8	1,387	0.2	1,334
Pet Holdings ULC(8)(9)	LP interest	N/A	N/A	N/A	455	386	—	351
RCP PetPeople LP	LP interest	N/A	N/A	N/A	889	889	0.2	1,590
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	543
						4,532	1.3	11,625
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	—	303	—	357
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	151	3	—	283
						306	—	640

Total non-controlled/non-affiliate company equity investments						$40,945	6.9%	$60,245

Total non-controlled/non-affiliate company investments					$1,535,618	$1,556,008	181.5%	$1,578,352

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Non-controlled affiliate company investments(12)
Debt investments
Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group, Inc.*#(9)	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	$9,362	$9,011	1.0%	$8,191
Competitor Group, Inc.(9)	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	1,110	1,082	0.1	971
Competitor Group, Inc.(9)	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	9	9	—	9
					10,481	10,102	1.1	9,171

Total non-controlled affiliate company debt investments					$10,481	$10,102	1.1%	$9,171

Equity Investments (10)(11)
Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group, Inc.*#(9)	Preferred stock	N/A	N/A	N/A	4	$4,226	—%	$—
Competitor Group, Inc.(9)	LLC interest	N/A	N/A	N/A	1	714	—	—
Competitor Group, Inc.*#(9)	Common stock	N/A	N/A	N/A	27	—	—	—
						4,940	—	—

Total non-controlled affiliate company equity investments						$4,940	—%	$—

Total non-controlled affiliate company investments					$10,481	$15,042	1.1%	$9,171

Controlled affiliate company investments(13)
Equity Investments
Investment Funds and Vehicles
Senior Loan Fund LLC(9)	LLC interest	N/A	N/A	N/A		$113,689	12.5%	$108,779

Total controlled affiliate company equity investments						$113,689	12.5%	$108,779

Total investments					$1,546,099	$1,684,739	195.1%	$1,696,302

Cash, Restricted Cash and Cash Equivalents
Cash and Restricted Cash						$42,253	4.8%	$42,253
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.23% (14)			29,472	3.4	29,472
Total Cash, Restricted Cash and Cash Equivalents						$71,725	8.2%	$71,725

Total Investments and Cash, Restricted Cash and Cash Equivalents						$1,756,464	203.3%	$1,768,027

*	Denotes that all or a portion of the loan secures the notes offered in the 2010 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan collateralizes the Credit Facility (as defined in Note 7).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at December 31, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at December 31, 2016.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(5)	The entire commitment was unfunded at December 31, 2016. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2016
(In thousands)

(6)	Loan was on non-accrual status as of December 31, 2016, meaning that the Company has ceased recognizing interest income on the loan.

(7)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire one stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)

(8)	The headquarters of this portfolio company is located in Canada.

(9)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2016, total non-qualifying assets at fair value represented 7.6% of the Company's assets calculated in accordance with the 1940 Act.

(10)	Non-income producing securities.

(11)	Ownership of certain equity investments may occur through a holding company or partnership.

(12)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as the Company owns five percent or more of the portfolio company's securities.

(13)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the year ended December 31, 2016 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

(14)	The rate shown is the annualized seven-day yield as of December 31, 2016.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP*^#	One stop	L + 9.00%	8.00% cash/2.00% PIK	03/2020	$17,730	$17,592	1.7%	$15,070
ILC Dover, LP	One stop	L + 9.00%	8.00% cash/2.00% PIK	03/2019	784	776	0.1	667
NTS Technical Systems*^#	One stop	L + 6.25%	7.25	06/2021	26,079	25,721	2.9	25,557
NTS Technical Systems(4)	One stop	L + 6.25%	N/A(5)	06/2021	—	(83)	—	(71)
NTS Technical Systems(4)	One stop	L + 6.25%	N/A(5)	06/2021	—	(39)	—	(57)
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	8.00%	12/2017	3,899	3,845	0.1	1,170
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	537	535	0.1	537
Tronair Parent, Inc.(4)	Senior loan	L + 4.50%	N/A(5)	09/2021	—	(1)	—	—
Whitcraft LLC*^	One stop	L + 6.50%	7.50%	05/2020	13,504	13,404	1.5	13,504
Whitcraft LLC(4)	One stop	L + 6.50%	N/A(5)	05/2020	—	(1)	—	—
					62,533	61,749	6.4	56,377
Automobile
American Driveline Systems, Inc.*	Senior loan	L + 5.75%	6.75%	03/2020	1,798	1,758	0.2	1,798
American Driveline Systems, Inc.^	Senior loan	L + 5.75%	6.75%	03/2020	233	229	—	233
American Driveline Systems, Inc.	Senior loan	P + 4.75%	8.25%	03/2020	46	40	—	46
CH Hold Corp. (Caliber Collision)*#	Senior loan	L + 5.25%	6.25%	11/2019	5,144	5,108	0.6	5,144
Dent Wizard International Corporation*	Senior loan	L + 4.75%	5.75%	04/2020	2,469	2,460	0.3	2,469
K&N Engineering, Inc.^	Senior loan	P + 3.25%	6.75%	07/2019	2,821	2,797	0.3	2,821
K&N Engineering, Inc.^	Senior loan	L + 4.25%	5.25%	07/2019	133	122	—	133
K&N Engineering, Inc.(4)	Senior loan	L + 4.25%	N/A(5)	07/2019	—	(2)	—	—
OEConnection LLC*	Senior loan	L + 5.00%	6.00%	06/2022	4,883	4,763	0.6	4,883
OEConnection LLC(4)	Senior loan	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
Polk Acquisition Corp.*	Senior loan	L + 5.00%	6.00%	06/2022	4,734	4,662	0.5	4,734
Polk Acquisition Corp.	Senior loan	L + 5.00%	6.00%	06/2022	54	53	—	54
Polk Acquisition Corp.	Senior loan	L + 5.00%	6.64%	06/2022	18	16	—	18
Polk Acquisition Corp.(4)	Senior loan	L + 5.00%	N/A(5)	06/2022	—	(2)	—	—
T5 Merger Corporation^	One stop	L + 6.25%	7.25%	03/2022	3,200	3,148	0.4	3,168
T5 Merger Corporation(4)	One stop	L + 6.25%	N/A(5)	03/2022	—	(2)	—	(1)
					25,533	25,149	2.9	25,500
Banking
HedgeServ Holding L.P.*^#	One stop	L + 8.00%	7.00% cash/2.00% PIK	02/2019	17,529	17,451	2.0	17,529
HedgeServ Holding L.P.(4)	One stop	L + 6.00%	N/A(5)	02/2019	—	(4)	—	—
					17,529	17,447	2.0	17,529
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.	One stop	L + 5.75%	6.75%	04/2021	7,993	7,871	0.8	7,194
Abita Brewing Co., L.L.C.(4)	One stop	L + 5.75%	6.75%	04/2021	4	3	—	(11)
ABP Corporation*	Senior loan	L + 4.75%	6.00%	09/2018	4,696	4,667	0.5	4,461
ABP Corporation	Senior loan	P + 3.50%	7.25%	09/2018	250	247	—	225
Atkins Nutritionals, Inc*^	One stop	L + 8.50%	9.75%	04/2019	21,636	21,464	2.5	21,636
Atkins Nutritionals, Inc*^#	One stop	L + 5.00%	6.25%	01/2019	16,872	16,752	1.9	16,872
Benihana, Inc.*^	One stop	L + 6.00%	7.25%	01/2019	15,279	15,064	1.7	14,973
Benihana, Inc.	One stop	P + 4.75%	7.92%	07/2018	1,628	1,599	0.2	1,585
C. J. Foods, Inc.*	One stop	L + 5.00%	6.00%	05/2019	3,141	3,116	0.4	3,141
C. J. Foods, Inc.	One stop	L + 5.00%	6.00%	05/2019	663	656	0.1	663
C. J. Foods, Inc.(4)	One stop	L + 5.00%	N/A(5)	05/2019	—	(5)	—	—
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	1,074	1,067	0.1	1,074
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	302	300	—	302
Firebirds International, LLC	One stop	L + 5.75%	7.00%	05/2018	55	53	—	55
Firebirds International, LLC(4)	One stop	L + 5.75%	N/A(5)	05/2018	—	(1)	—	—

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Beverage, Food and Tobacco – (continued)
First Watch Restaurants, Inc.*^#	One stop	L + 6.00%	7.15%	12/2020	$25,596	$25,384	2.9%	$25,596
First Watch Restaurants, Inc.	One stop	P + 5.00%	8.05%	12/2020	1,603	1,596	0.2	1,603
First Watch Restaurants, Inc.	One stop	L + 6.00%	7.00%	12/2020	1,258	1,248	0.1	1,258
First Watch Restaurants, Inc.	One stop	L + 6.00%	7.00%	12/2020	1,255	1,246	0.2	1,255
First Watch Restaurants, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2020	—	(8)	—	—
Hopdoddy Holdings, LLC	One stop	L + 8.00%	9.00%	08/2020	660	649	0.1	660
Hopdoddy Holdings, LLC	One stop	L + 8.00%	N/A(5)	08/2020	—	—	—	—
Hopdoddy Holdings, LLC(4)	One stop	L + 8.00%	N/A(5)	08/2020	—	(3)	—	—
IT'SUGAR LLC	Subordinated debt	N/A	5.00%	10/2017	1,707	1,707	0.2	1,384
Purfoods, LLC	One stop	L + 6.25%	7.25%	05/2021	8,647	8,449	1.0	8,647
Purfoods, LLC	One stop	N/A	7.00% PIK	05/2026	101	101	—	101
Purfoods, LLC	One stop	L + 6.25%	7.25%	05/2021	25	24	—	25
Purfoods, LLC(4)	One stop	L + 6.25%	N/A(5)	05/2021	—	(1)	—	—
Restaurant Holding Company, LLC #	Senior loan	L + 7.75%	8.75%	02/2019	4,605	4,581	0.5	4,513
Rubio's Restaurants, Inc*^	Senior loan	L + 4.75%	6.00%	11/2018	8,919	8,879	1.0	8,919
Smashburger Finance LLC	Senior loan	L + 5.50%	6.75%	05/2018	87	86	—	85
Smashburger Finance LLC(4)	Senior loan	L + 5.50%	N/A(5)	05/2018	—	(2)	—	—
Surfside Coffee Company LLC^	One stop	L + 5.25%	6.25%	06/2020	4,470	4,436	0.5	4,470
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	337	329	—	337
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	26	25	—	26
Tate's Bake Shop, Inc.#	Senior loan	L + 5.00%	6.00%	08/2019	597	593	0.1	597
Uinta Brewing Company^	One stop	L + 8.50%	9.50%	08/2019	3,734	3,713	0.4	3,622
Uinta Brewing Company	One stop	L + 8.50%	9.50%	08/2019	308	305	—	296
					137,528	136,190	15.4	135,564
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	5.75%	05/2021	1,477	1,471	0.2	1,483

Building and Real Estate
Brooks Equipment Company, LLC*^	One stop	L + 5.00%	6.00%	08/2020	22,970	22,747	2.6	22,970
Brooks Equipment Company, LLC(4)	One stop	L + 5.00%	N/A(5)	08/2020	—	(13)	—	—
ITEL Laboratories, Inc.*	Senior loan	L + 4.50%	5.75%	06/2018	634	631	0.1	634
ITEL Laboratories, Inc.	Senior loan	L + 4.50%	N/A(5)	06/2018	—	—	—	—
					23,604	23,365	2.7	23,604
Containers, Packaging and Glass
Fort Dearborn Company*^	Senior loan	L + 4.75%	5.75%	10/2018	2,980	2,969	0.3	2,980
Fort Dearborn Company*^	Senior loan	L + 4.25%	5.25%	10/2017	509	508	0.1	509
					3,489	3,477	0.4	3,489
Diversified Conglomerate Manufacturing
Chase Industries, Inc.*^#	One stop	L + 5.75%	6.81%	09/2020	21,704	21,556	2.5	21,704
Chase Industries, Inc.#	One stop	L + 5.75%	7.13%	09/2020	4,816	4,784	0.5	4,816
Chase Industries, Inc.(4)	One stop	L + 5.75%	N/A(5)	09/2020	—	(14)	—	—
Inventus Power, Inc*^	One stop	L + 5.50%	6.50%	04/2020	8,409	8,369	0.9	7,736
Inventus Power, Inc(4)	One stop	L + 5.50%	N/A(5)	04/2020	—	(3)	—	(42)
Onicon Incorporated*^#	One stop	L + 6.00%	7.00%	04/2020	13,422	13,286	1.5	13,221
Onicon Incorporated(4)	One stop	L + 6.00%	N/A(5)	04/2020	—	(6)	—	(15)
Pasternack Enterprises, Inc. and Fairview Microwave, Inc#	Senior loan	L + 5.00%	6.00%	05/2022	2,460	2,436	0.3	2,435
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	6.00%	08/2022	1,768	1,718	0.2	1,768
Plex Systems, Inc.*^	One stop	L + 7.50%	8.75%	06/2020	18,797	18,410	2.1	18,797
Plex Systems, Inc.(4)	One stop	L + 7.50%	N/A(5)	06/2020	—	(30)	—	—
Reladyne, Inc.*#	Senior loan	L + 5.25%	6.25%	07/2022	10,149	9,992	1.2	10,047
Reladyne, Inc.	Senior loan	L + 5.25%	6.25%	07/2022	111	110	—	110

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Manufacturing – (continued)
Reladyne, Inc.	Senior loan	P + 4.25%	7.75%	07/2022	$26	$24	—%	$24
Reladyne, Inc.(4)	Senior loan	L + 5.25%	N/A(5)	07/2022	—	(2)	—	(1)
Sunless Merger Sub, Inc.	Senior loan	L + 5.00%	6.25%	07/2019	1,503	1,509	0.2	1,503
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	7.25%	07/2019	151	151	—	151
					83,316	82,290	9.4	82,254
Diversified Conglomerate Service
Accellos, Inc.*^#	One stop	L + 5.75%	6.75%	07/2020	31,051	30,806	3.5	31,051
Accellos, Inc.(4)	One stop	L + 5.75%	N/A(5)	07/2020	—	(13)	—	—
Actiance, Inc. *^	One stop	L + 9.00%	10.00%	04/2018	2,900	2,831	0.3	2,900
Actiance, Inc.	One stop	L + 9.00%	N/A(5)	04/2018	—	—	—	—
Agility Recovery Solutions Inc.*^	One stop	L + 6.50%	7.50%	03/2020	14,092	13,950	1.6	14,092
Agility Recovery Solutions Inc.(4)	One stop	L + 6.50%	N/A(5)	03/2020	—	(6)	—	—
Bomgar Corporation^	One stop	L + 7.50%	8.50%	06/2022	4,888	4,794	0.6	4,888
Bomgar Corporation(4)	One stop	L + 7.50%	N/A(5)	06/2022	—	(2)	—	—
CIBT Holdings, Inc^	Senior loan	L + 5.25%	6.25%	06/2022	1,973	1,954	0.2	1,973
CIBT Holdings, Inc	Senior loan	L + 5.25%	N/A(5)	06/2022	—	—	—	—
Clearwater Analytics, LLC#	One stop	L + 7.50%	8.50%	09/2022	10,050	9,877	1.1	9,925
Clearwater Analytics, LLC(4)	One stop	L + 7.50%	N/A(5)	09/2022	—	(2)	—	(1)
Daxko Acquisition Corporation#	One stop	L + 6.50%	7.50%	09/2022	8,557	8,430	1.0	8,472
Daxko Acquisition Corporation(4)	One stop	L + 6.50%	N/A(5)	09/2022	—	(1)	—	—
EGD Security Systems, LLC	One stop	L + 6.25%	7.25%	06/2022	11,114	10,876	1.3	11,114
EGD Security Systems, LLC	One stop	L + 6.25%	7.25%	06/2022	98	96	—	98
EGD Security Systems, LLC(4)	One stop	L + 6.25%	N/A(5)	06/2022	—	(2)	—	—
HealthcareSource HR, Inc.	One stop	L + 6.75%	7.75%	05/2020	17,724	17,416	2.0	17,724
HealthcareSource HR, Inc.(4)	One stop	L + 6.75%	N/A(5)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	02/2020	3,028	2,978	0.3	3,005
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	08/2021	2,552	2,530	0.3	2,533
Host Analytics, Inc.(4)	One stop	N/A	N/A(5)	02/2020	—	(8)	—	(6)
III US Holdings, LLC#	One stop	L + 6.00%	7.00%	09/2022	5,510	5,400	0.6	5,400
III US Holdings, LLC(4)	One stop	L + 6.00%	N/A(5)	09/2022	—	(1)	—	(1)
Integration Appliance, Inc.*^	One stop	L + 8.25%	9.50%	09/2020	16,123	15,986	1.8	16,123
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	7,914	7,771	0.9	7,914
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	5,396	5,307	0.6	5,396
Integration Appliance, Inc.*	One stop	L + 8.25%	9.50%	09/2020	719	709	0.1	719
Integration Appliance, Inc.(4)	One stop	L + 8.25%	N/A(5)	09/2018	—	(8)	—	—
Jensen Hughes, Inc.#	Senior loan	L + 5.00%	6.00%	12/2021	156	155	—	156
Netsmart Technologies, Inc.#	Senior loan	L + 4.75%	5.75%	04/2023	1,772	1,755	0.2	1,783
Netsmart Technologies, Inc.(4)	Senior loan	L + 4.75%	N/A(5)	01/1900	—	(9)	—	—
Project Alpha Intermediate Holding, Inc.*#	One stop	L + 8.25%	9.25%	08/2022	17,257	16,749	1.9	16,912
PT Intermediate Holdings III, LLC	One stop	L + 6.50%	7.50%	06/2022	22,250	21,719	2.5	22,250
PT Intermediate Holdings III, LLC	One stop	P + 5.50%	9.00%	06/2022	25	21	—	25
Secure-24, LLC*	One stop	L + 6.00%	7.25%	08/2017	9,777	9,723	1.1	9,777
Secure-24, LLC^	One stop	L + 6.00%	7.25%	08/2017	1,430	1,424	0.2	1,430
Secure-24, LLC(4)	One stop	L + 6.00%	N/A(5)	08/2017	—	(1)	—	—
Severin Acquisition, LLC^	Senior loan	L + 5.38%	6.38%	07/2021	892	884	0.1	905
Severin Acquisition, LLC^	Senior loan	L + 5.00%	6.00%	07/2021	794	788	0.1	794
Severin Acquisition, LLC^	Senior loan	L + 5.38%	6.38%	07/2021	607	601	0.1	616
Severin Acquisition, LLC^	Senior loan	L + 4.88%	5.88%	07/2021	196	194	—	195
Source Medical Solutions, Inc.	Second lien	L + 11.00%	9.00% cash/3.00% PIK	03/2018	9,475	9,340	1.1	9,475
Steelwedge Software, Inc.^	One stop	L + 10.00%	9.00% cash/2.00% PIK	09/2020	2,197	2,109	0.2	2,197
Steelwedge Software, Inc.	One stop	L + 10.00%	N/A(5)	09/2020	—	—	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Service – (continued)
TA MHI Buyer, Inc. ^	One stop	L + 6.50%	7.50%	09/2021	$8,232	$8,172	0.9%	$8,232
TA MHI Buyer, Inc.*	One stop	L + 6.50%	7.50%	09/2021	1,281	1,269	0.2	1,281
TA MHI Buyer, Inc. ^	One stop	L + 6.50%	7.50%	09/2021	666	659	0.1	666
TA MHI Buyer, Inc. ^	One stop	L + 6.50%	7.50%	09/2021	237	235	—	237
TA MHI Buyer, Inc.	One stop	L + 6.50%	N/A(5)	09/2021	—	—	—	—
Trintech, Inc. *^#	One stop	L + 6.00%	7.00%	10/2021	10,959	10,841	1.3	10,959
Trintech, Inc. (4)	One stop	L + 6.00%	N/A(5)	10/2021	—	(1)	—	—
Vendavo, Inc.	One stop	L + 8.50%	9.50%	10/2019	17,982	17,717	2.0	17,672
Vendavo, Inc.(4)	One stop	L + 8.50%	N/A(5)	10/2019	—	(9)	—	(25)
Vendor Credentialing Service LLC	One stop	L + 6.00%	7.00%	11/2021	10,194	9,970	1.2	10,194
Vendor Credentialing Service LLC(4)	One stop	L + 6.00%	N/A(5)	11/2021	—	(1)	—	—
Vitalyst, LLC	Senior loan	L + 5.25%	6.50%	09/2017	1,385	1,381	0.2	1,385
Vitalyst, LLC(4)	Senior loan	L + 4.25%	N/A(5)	09/2017	—	—	—	(2)
Workforce Software, LLC^	One stop	L + 10.50%	4.50% cash/7.00% PIK	06/2021	5,039	5,004	0.6	5,001
Workforce Software, LLC	One stop	L + 3.50%	N/A(5)	06/2021	—	—	—	—
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 8.50%	9.50%	08/2021	4,629	4,563	0.5	4,594
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 8.50%	N/A(5)	08/2021	—	—	—	—
					271,121	266,919	30.7	270,028
Ecological
Pace Analytical Services, LLC	One stop	L + 6.25%	7.25%	09/2022	15,500	15,074	1.7	15,345
Pace Analytical Services, LLC(4)	One stop	L + 6.25%	N/A(5)	09/2022	—	(2)	—	(1)
Pace Analytical Services, LLC(4)	One stop	L + 6.25%	N/A(5)	09/2022	—	(6)	—	(3)
					15,500	15,066	1.7	15,341
Electronics
Appriss Holdings, Inc.*#	Senior loan	L + 5.25%	6.25%	11/2020	15,451	15,268	1.7	15,451
Appriss Holdings, Inc.	Senior loan	L + 5.25%	6.25%	11/2020	800	770	0.1	800
Compusearch Software Holdings, Inc.^	Senior loan	L + 4.25%	5.25%	05/2021	1,308	1,305	0.1	1,308
Diligent Corporation*	One stop	L + 6.75%	7.75%	04/2022	4,888	4,786	0.6	4,888
Diligent Corporation(4)	One stop	L + 6.75%	N/A(5)	04/2022	—	(2)	—	—
ECI Acquisition Holdings, Inc.*^#	One stop	L + 6.25%	7.25%	03/2019	21,668	21,467	2.5	21,668
ECI Acquisition Holdings, Inc.*	One stop	L + 6.25%	7.25%	03/2019	1,403	1,390	0.2	1,403
ECI Acquisition Holdings, Inc.(4)	One stop	L + 6.25%	N/A(5)	03/2019	—	(9)	—	—
Gamma Technologies, LLC^#	One stop	L + 5.00%	6.00%	06/2021	18,001	17,859	2.0	18,001
Gamma Technologies, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
Park Place Technologies LLC*#	One stop	L + 5.25%	6.25%	06/2022	12,466	12,301	1.4	12,466
Park Place Technologies LLC	One stop	L + 5.25%	6.25%	06/2022	100	98	—	100
Sloan Company, Inc., The#	One stop	L + 7.25%	8.25%	04/2020	7,513	7,411	0.8	7,138
Sloan Company, Inc., The	One stop	L + 7.25%	8.25%	04/2020	6	5	—	4
Sovos Compliance*^	One stop	L + 7.25%	8.25%	03/2022	9,423	9,247	1.1	9,234
Sovos Compliance(4)	One stop	L + 7.25%	N/A(5)	03/2022	—	(1)	—	(1)
Sparta Holding Corporation*^#	One stop	L + 5.50%	6.50%	07/2020	22,309	22,131	2.5	22,309
Sparta Holding Corporation(4)	One stop	L + 5.50%	N/A(5)	07/2020	—	(24)	—	—
Syncsort Incorporated*^#	One stop	L + 5.50%	6.50%	11/2021	16,609	16,325	1.9	16,609
Syncsort Incorporated(4)	One stop	L + 5.50%	N/A(5)	11/2021	—	(2)	—	—
Systems Maintenance Services Holding, Inc.^	Senior loan	L + 4.00%	5.00%	10/2019	2,603	2,597	0.3	2,603
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	9.00%	10/2021	9,434	9,274	1.1	9,434
					143,982	142,195	16.3	143,415
Grocery
MyWebGrocer, Inc.*	One stop	L + 8.75%	10.00%	05/2017	14,271	14,190	1.6	14,271
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	5.77%	10/2020	726	712	0.1	735
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	5.77%	10/2020	543	538	0.1	551
					15,540	15,440	1.8	15,557

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare
Active Day, Inc.	One stop	L + 6.00%	7.00%	12/2021	$13,538	$13,216	1.5%	$13,538
Active Day, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2021	—	(1)	—	—
Active Day, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2021	—	(37)	—	—
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	6.75%	05/2022	21,496	20,891	2.4	21,496
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	6.75%	05/2022	109	107	—	109
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	6.75%	05/2022	32	32	—	32
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	8.25%	05/2022	27	26	—	27
ADCS Clinics Intermediate Holdings, LLC(4)	One stop	L + 5.75%	N/A(5)	05/2022	—	(4)	—	—
Agilitas USA, Inc.^	Senior loan	L + 4.00%	5.00%	10/2020	2,125	2,110	0.2	2,040
Aris Teleradiology Company, LLC*	Senior loan	L + 4.75%	5.75%	03/2021	941	933	0.1	941
Aris Teleradiology Company, LLC	Senior loan	L + 4.75%	N/A(5)	03/2021	—	—	—	—
Avalign Technologies, Inc.^	Senior loan	L + 4.50%	5.50%	07/2021	1,136	1,132	0.1	1,136
BIORECLAMATIONIVT, LLC *^#	One stop	L + 6.25%	7.25%	01/2021	14,392	14,177	1.6	14,392
BIORECLAMATIONIVT, LLC (4)	One stop	L + 6.25%	N/A(5)	01/2021	—	(1)	—	—
California Cryobank, LLC^	One stop	L + 5.50%	6.50%	08/2019	1,550	1,542	0.2	1,550
California Cryobank, LLC	One stop	L + 5.50%	6.50%	08/2019	234	234	—	234
California Cryobank, LLC(4)	One stop	L + 5.50%	N/A(5)	08/2019	—	(1)	—	—
Certara L.P.*^#	One stop	L + 6.25%	7.25%	12/2018	29,063	28,870	3.3	29,063
Certara L.P.(4)	One stop	L + 6.25%	N/A(5)	12/2018	—	(10)	—	—
CLP Healthcare Services, Inc.^	Senior loan	L + 5.25%	6.25%	12/2020	3,964	3,928	0.5	3,964
CPI Buyer, LLC (Cole-Parmer)*^	Senior loan	L + 4.50%	5.50%	08/2021	7,740	7,522	0.9	7,702
Curo Health Services LLC#	Senior loan	L + 5.50%	6.50%	02/2022	1,970	1,955	0.2	1,976
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	6.25%	07/2021	18,968	18,634	2.2	18,968
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	6.25%	07/2021	13,604	13,460	1.5	13,604
DCA Investment Holding, LLC	One stop	P + 4.25%	7.75%	07/2021	1,340	1,325	0.2	1,340
Deca Dental Management LLC*^	One stop	L + 6.25%	7.25%	07/2020	4,146	4,100	0.5	4,146
Deca Dental Management LLC	One stop	L + 6.25%	7.25%	07/2020	504	496	0.1	504
Deca Dental Management LLC	One stop	L + 6.25%	7.25%	07/2020	50	49	—	50
Delta Educational Systems*(6)	Senior loan	P + 4.75%	8.25%	12/2016	1,438	1,433	—	216
Delta Educational Systems(4)(6)	Senior loan	L + 6.00%	N/A(5)	12/2016	—	—	—	(60)
Dental Holdings Corporation	One stop	L + 5.50%	6.50%	02/2020	7,599	7,480	0.9	7,599
Dental Holdings Corporation	One stop	L + 5.50%	6.50%	02/2020	1,155	1,143	0.1	1,155
Dental Holdings Corporation	One stop	P + 4.25%	7.75%	02/2020	213	204	—	213
eSolutions, Inc.	One stop	L + 6.50%	7.50%	03/2022	12,866	12,605	1.5	12,866
eSolutions, Inc.(4)	One stop	L + 6.50%	N/A(5)	03/2022	—	(1)	—	—
G & H Wire Company, Inc.*^	One stop	L + 5.75%	6.75%	12/2017	13,157	13,112	1.5	13,157
G & H Wire Company, Inc.	One stop	P + 4.50%	8.00%	12/2017	357	355	—	357
Joerns Healthcare, LLC*^	One stop	L + 7.00%	8.00%	05/2020	3,838	3,802	0.4	3,647
Katena Holdings, Inc.^	One stop	L + 6.25%	7.25%	06/2021	8,699	8,627	1.0	8,699
Katena Holdings, Inc.	One stop	P + 5.25%	8.75%	06/2021	850	843	0.1	850
Katena Holdings, Inc.	One stop	P + 5.25%	8.75%	06/2021	13	12	—	13
Lombart Brothers, Inc.	One stop	L + 6.75%	7.75%	04/2022	3,508	3,411	0.4	3,508
Lombart Brothers, Inc.	One stop	L + 6.75%	7.75%	04/2022	8	7	—	8
Maverick Healthcare Group, LLC*	Senior loan	L + 7.50%	7.25% cash/2.00% PIK	04/2017	1,921	1,915	0.2	1,921
Northwestern Management Services, LLC (Sage Dental)	One stop	L + 5.25%	6.50%	10/2019	72	71	—	71
Northwestern Management Services, LLC (Sage Dental)	One stop	P + 4.00%	7.50%	10/2019	17	16	—	16
Northwestern Management Services, LLC (Sage Dental)(4)	One stop	L + 5.25%	N/A(5)	10/2019	—	(2)	—	(3)
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.50%	05/2022	8,605	8,369	1.0	8,605
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.50%	05/2022	58	57	—	58
Oliver Street Dermatology Holdings, LLC(4)	One stop	L + 6.50%	N/A(5)	05/2022	—	(3)	—	—
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	7.25%	08/2021	10,081	9,812	1.1	9,980

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare – (continued)
Pinnacle Treatment Centers, Inc.	One stop	P + 5.00%	8.50%	08/2021	$5	$3	—%	$4
Pinnacle Treatment Centers, Inc.(4)	One stop	L + 6.25%	N/A(5)	08/2021	—	(3)	—	(1)
PPT Management, LLC#	One stop	L + 5.00%	6.00%	04/2020	4,179	4,143	0.5	4,179
PPT Management, LLC	One stop	L + 5.00%	6.00%	04/2020	137	136	—	137
PPT Management, LLC(4)	One stop	L + 5.00%	N/A(5)	04/2020	—	(1)	—	—
Premise Health Holding Corp.#	One stop	L + 4.50%	5.50%	06/2020	14,963	14,881	1.7	14,963
Premise Health Holding Corp.(4)	One stop	L + 4.50%	N/A(5)	06/2020	—	(16)	—	—
Pyramid Healthcare, Inc.#	One stop	L + 5.75%	6.75%	08/2019	1,484	1,471	0.2	1,484
Radiology Partners, Inc.#	One stop	L + 5.50%	6.50%	09/2020	22,570	22,295	2.6	22,344
Radiology Partners, Inc.	One stop	L + 5.50%	6.50%	09/2020	708	708	0.1	701
Radiology Partners, Inc.(4)	One stop	L + 5.50%	N/A(5)	09/2020	—	(4)	—	(4)
Radiology Partners, Inc.(4)	One stop	L + 5.50%	N/A(5)	09/2020	—	(18)	—	(8)
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	6.00%	12/2017	2,548	2,533	0.3	2,548
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	7.50%	12/2017	59	54	—	59
RXH Buyer Corporation*^	One stop	L + 5.75%	6.75%	09/2021	17,435	17,148	1.9	16,738
RXH Buyer Corporation	One stop	L + 5.75%	6.75%	09/2021	1,973	1,940	0.2	1,894
RXH Buyer Corporation	One stop	P + 4.75%	8.25%	09/2021	35	32	—	27
RXH Buyer Corporation(4)	One stop	L + 5.75%	N/A(5)	09/2021	—	(14)	—	(34)
Southern Anesthesia and Surgical	One stop	L + 5.50%	6.50%	11/2017	5,537	5,502	0.6	5,537
Southern Anesthesia and Surgical^	One stop	L + 5.50%	6.50%	11/2017	2,715	2,701	0.3	2,715
Southern Anesthesia and Surgical(4)	One stop	L + 5.50%	N/A(5)	11/2017	—	(3)	—	—
Spear Education, LLC#	One stop	L + 6.00%	7.00%	08/2019	4,732	4,697	0.5	4,732
Spear Education, LLC	One stop	L + 6.00%	7.00%	08/2019	76	76	—	76
Spear Education, LLC	One stop	L + 6.00%	N/A(5)	08/2019	—	—	—	—
Summit Behavioral Holdings I, LLC*	One stop	L + 5.00%	6.00%	06/2021	4,382	4,330	0.5	4,382
Summit Behavioral Holdings I, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
Summit Behavioral Holdings I, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2021	—	(2)	—	—
Surgical Information Systems, LLC^	Senior loan	L + 3.00%	4.50%	09/2018	1,701	1,699	0.2	1,701
U.S. Anesthesia Partners, Inc.#	One stop	L + 5.00%	6.12%	12/2019	5,882	5,864	0.7	5,882
WIRB-Copernicus Group, Inc.*^	Senior loan	L + 5.00%	6.00%	08/2022	9,912	9,815	1.1	9,812
WIRB-Copernicus Group, Inc.(4)	Senior loan	L + 5.00%	N/A(5)	08/2022	—	(1)	—	(1)
Young Innovations, Inc.*#	Senior loan	L + 4.25%	5.25%	01/2019	1,733	1,725	0.2	1,739
Young Innovations, Inc.*	Senior loan	L + 4.75%	5.75%	01/2019	304	299	0.1	308
Young Innovations, Inc.	Senior loan	P + 3.25%	6.75%	01/2018	34	34	—	33
					314,488	309,976	35.4	311,635
Home and Office Furnishings, Housewares, and Durable Consumer
Plano Molding Company, LLC*^#	One stop	L + 6.50%	7.50%	05/2021	17,934	17,796	1.9	16,498

Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC^	Senior loan	L + 4.50%	5.75%	10/2018	815	804	0.1	815

Insurance
Captive Resources Midco, LLC*^#	One stop	L + 5.75%	6.75%	06/2020	26,127	25,876	3.0	26,127
Captive Resources Midco, LLC(4)	One stop	L + 5.75%	N/A(5)	06/2020	—	(16)	—	—
Captive Resources Midco, LLC(4)	One stop	L + 5.75%	N/A(5)	06/2020	—	(17)	—	—
Higginbotham Insurance Agency, Inc.*	Senior loan	L + 5.25%	6.25%	11/2021	1,301	1,290	0.1	1,303
Internet Pipeline, Inc.	One stop	L + 7.25%	8.25%	08/2022	4,910	4,797	0.6	4,910
Internet Pipeline, Inc.(4)	One stop	L + 7.25%	N/A(5)	08/2021	—	(1)	—	—
RSC Acquisition, Inc.#	Senior loan	L + 5.25%	6.25%	11/2022	629	624	0.1	629
					32,967	32,553	3.8	32,969

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Leisure, Amusement, Motion Pictures and Entertainment
NFD Operating, LLC*	One stop	L + 7.00%	8.25%	06/2021	$2,349	$2,315	0.3%	$2,349
NFD Operating, LLC	One stop	L + 7.00%	N/A(5)	06/2021	—	—	—	—
NFD Operating, LLC(4)	One stop	L + 7.00%	N/A(5)	06/2021	—	(1)	—	—
Self Esteem Brands, LLC^	Senior loan	L + 4.00%	5.00%	02/2020	2,934	2,924	0.3	2,934
Self Esteem Brands, LLC(4)	Senior loan	L + 4.00%	N/A(5)	02/2020	—	(3)	—	—
Teaching Company, The	One stop	L + 6.25%	7.25%	08/2020	18,926	18,705	2.2	18,926
Teaching Company, The	One stop	L + 6.25%	7.25%	08/2020	40	39	—	40
Titan Fitness, LLC*	One stop	L + 6.50%	7.75%	09/2019	13,223	13,070	1.5	13,223
Titan Fitness, LLC	One stop	L + 6.50%	7.75%	09/2019	1,747	1,733	0.2	1,747
Titan Fitness, LLC	One stop	L + 6.50%	7.75%	09/2019	582	546	0.1	582
Titan Fitness, LLC	One stop	P + 5.25%	8.75%	09/2019	419	406	—	419
					40,220	39,734	4.6	40,220
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*	One stop	L + 9.00%	10.25%	10/2017	4,425	4,413	0.4	3,894
Benetech, Inc.	One stop	P + 7.75%	11.25%	10/2017	152	149	—	20
					4,577	4,562	0.4	3,914
Oil and Gas
Drilling Info, Inc.^#(9)	One stop	L + 5.50%	6.50%	06/2020	1,806	1,782	0.2	1,792
Drilling Info, Inc.(9)	One stop	L + 5.50%	6.50%	06/2020	516	506	0.1	513
Drilling Info, Inc.(4)(9)	One stop	L + 5.50%	N/A(5)	06/2020	—	(1)	—	—
					2,322	2,287	0.3	2,305
Personal and Non-Durable Consumer Products
Georgica Pine Clothiers, LLC	One Stop	L + 5.50%	6.50%	11/2021	5,736	5,638	0.7	5,736
Georgica Pine Clothiers, LLC^	One Stop	L + 5.50%	6.50%	11/2021	500	495	0.1	500
Georgica Pine Clothiers, LLC(4)	One Stop	L + 5.50%	N/A(5)	11/2021	—	(1)	—	—
Massage Envy, LLC*	One Stop	L + 7.25%	8.50%	09/2018	15,151	15,025	1.7	15,151
Massage Envy, LLC(4)	One Stop	L + 7.25%	N/A(5)	09/2018	—	(6)	—	—
Orthotics Holdings, Inc *#	One Stop	L + 5.00%	6.00%	02/2020	8,375	8,303	0.9	7,956
Orthotics Holdings, Inc *#(7)	One Stop	L + 5.00%	6.00%	02/2020	1,373	1,361	0.1	1,304
Orthotics Holdings, Inc	One Stop	L + 5.00%	6.00%	02/2020	139	129	—	77
Orthotics Holdings, Inc (4)	One Stop	L + 5.00%	N/A(5)	02/2020	—	(12)	—	(70)
Orthotics Holdings, Inc (4)(7)	One Stop	L + 5.00%	N/A(5)	02/2020	—	(1)	—	(7)
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	6.25%	12/2017	4,660	4,644	0.5	4,613
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	6.75%	12/2017	859	854	0.1	857
Team Technologies Acquisition Company(4)	Senior loan	L + 5.00%	N/A(5)	12/2017	—	(1)	—	(3)
					36,793	36,428	4.1	36,114
Personal and Non-Durable Consumer Products
Community Veterinary Partners, LLC	One stop	L + 5.50%	6.50%	10/2021	16	16	—	16
Focus Brands Inc.*^	Second lien	L + 9.00%	10.25%	08/2018	9,000	8,965	1.0	9,000
Ignite Restaurant Group, Inc (Joe's Crab Shack)^	One stop	L + 7.00%	8.00%	02/2019	4,322	4,286	0.5	4,236
PetVet Care Centers LLC^	Senior loan	L + 4.75%	5.75%	12/2020	5,837	5,753	0.7	5,837
PetVet Care Centers LLC^	Senior loan	L + 4.75%	5.75%	12/2020	1,219	1,203	0.1	1,219
PetVet Care Centers LLC(4)	Senior loan	L + 4.75%	N/A(5)	12/2019	—	(9)	—	—
Vetcor Professional Practices LLC*^#	One stop	L + 6.25%	7.25%	04/2021	29,043	28,526	3.3	29,043
Vetcor Professional Practices LLC*	One stop	L + 6.25%	7.25%	04/2021	966	956	0.1	966
Vetcor Professional Practices LLC	One stop	L + 6.25%	7.25%	04/2021	550	501	0.1	550
Vetcor Professional Practices LLC#	One stop	L + 6.25%	7.25%	04/2021	288	285	—	288
Vetcor Professional Practices LLC	One stop	L + 6.25%	7.25%	04/2021	236	234	—	236
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%	N/A(5)	04/2021	—	(16)	—	—
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%	N/A(5)	04/2021	—	(4)	—	—
Veterinary Specialists of North America, LLC*^	One stop	L + 5.25%	6.25%	07/2021	6,101	6,029	0.7	6,041

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Personal and Non-Durable Consumer Products – (continued)
Veterinary Specialists of North America, LLC	One stop	L + 5.25%	6.25%	07/2021	$64	$63	—%	$63
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.25%	N/A(5)	07/2021	—	(3)	—	(3)
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.25%	N/A(5)	07/2021	—	(18)	—	(13)
Wetzel's Pretzels, LLC	One stop	L + 6.75%	7.75%	09/2021	7,064	6,873	0.8	6,993
Wetzel's Pretzels, LLC(4)	One stop	L + 6.75%	N/A(5)	09/2021	—	(1)	—	—
					64,706	63,639	7.3	64,472
Printing and Publishing
Brandmuscle, Inc.#	Senior loan	L + 5.00%	6.00%	12/2021	631	624	0.1	636
Market Track, LLC*^#	One stop	L + 7.00%	8.00%	10/2019	28,603	28,354	3.3	28,603
Market Track, LLC*	One stop	L + 7.00%	8.00%	10/2019	2,175	2,156	0.2	2,175
Market Track, LLC#	One stop	L + 7.00%	8.00%	10/2019	2,141	2,126	0.2	2,141
Market Track, LLC	One stop	L + 7.00%	8.00%	10/2019	1,353	1,334	0.2	1,353
Market Track, LLC	One stop	L + 7.00%	8.00%	10/2019	1,284	1,278	0.1	1,284
Marketo, Inc.	One stop	L + 9.50%	10.50%	08/2021	9,940	9,649	1.1	9,791
Marketo, Inc.(4)	One stop	L + 9.50%	N/A(5)	08/2021	—	(2)	—	(1)
					46,127	45,519	5.2	45,982
Retail Stores
Batteries Plus Holding Corporation	One stop	L + 6.75%	7.75%	07/2022	13,860	13,516	1.6	13,791
Batteries Plus Holding Corporation(4)	One stop	L + 6.75%	N/A(5)	07/2022	—	(2)	—	(1)
CVS Holdings I, LP*^#	One stop	L + 6.25%	7.25%	08/2021	22,283	21,920	2.5	21,948
CVS Holdings I, LP*	One stop	L + 6.25%	7.25%	08/2021	321	315	—	316
CVS Holdings I, LP(4)	One stop	L + 6.25%	N/A(5)	08/2020	—	(3)	—	(3)
CVS Holdings I, LP(4)	One stop	L + 6.25%	N/A(5)	08/2021	—	(8)	—	(6)
Cycle Gear, Inc.^	One stop	L + 6.50%	7.50%	01/2020	10,533	10,379	1.2	10,533
Cycle Gear, Inc.(4)	One stop	L + 6.50%	N/A(5)	01/2020	—	(17)	—	—
Cycle Gear, Inc.(4)	One stop	L + 6.50%	N/A(5)	01/2020	—	(9)	—	—
DTLR, Inc.*^	One stop	L + 6.50%	7.50%	10/2020	11,394	11,303	1.3	11,394
Elite Sportswear, L.P.	Senior loan	L + 5.00%	6.00%	03/2020	2,821	2,781	0.3	2,814
Elite Sportswear, L.P.	Senior loan	L + 5.25%	6.25%	03/2020	1,451	1,431	0.2	1,458
Elite Sportswear, L.P.	Senior loan	L + 5.25%	6.25%	03/2020	220	216	—	221
Elite Sportswear, L.P.	Senior loan	P + 3.75%	7.25%	03/2020	117	112	—	116
Express Oil Change, LLC	Senior loan	L + 5.00%	6.01%	12/2017	1,210	1,197	0.1	1,210
Express Oil Change, LLC^	Senior loan	L + 5.00%	6.00%	12/2017	473	470	0.1	473
Feeders Supply Company, LLC	One stop	L + 5.75%	6.75%	04/2021	4,298	4,211	0.5	4,298
Feeders Supply Company, LLC	Subordinated debt	N/A	12.50% cash/7.00% PIK	04/2021	43	43	—	43
Feeders Supply Company, LLC(4)	One stop	L + 5.75%	N/A(5)	04/2021	—	(1)	—	—
Marshall Retail Group, LLC, The^#	One stop	L + 6.00%	7.00%	08/2020	12,207	12,107	1.3	11,474
Marshall Retail Group, LLC, The	One stop	L + 6.00%	7.00%	08/2019	410	392	—	278
Mills Fleet Farm Group LLC*^	One stop	L + 5.50%	6.50%	02/2022	4,776	4,641	0.5	4,776
Paper Source, Inc.*^#	One stop	L + 6.25%	7.25%	09/2018	12,757	12,679	1.5	12,757
Paper Source, Inc.	One stop	L + 6.25%	7.25%	09/2018	1,694	1,680	0.2	1,694
Paper Source, Inc.	One stop	P + 5.00%	8.50%	09/2018	339	331	—	339
Pet Holdings ULC*^(7)(8)	One stop	L + 5.50%	6.50%	07/2022	14,775	14,491	1.7	14,627
Pet Holdings ULC(7)(8)	One stop	P + 4.50%	8.00%	07/2022	37	35	—	36
Pet Holdings ULC(4)(7)(8)	One stop	L + 5.50%	N/A(5)	07/2022	—	(1)	—	(1)
Sneaker Villa, Inc.*^	One stop	L + 7.75%	8.75%	12/2020	12,467	12,361	1.4	12,467
					128,486	126,570	14.4	127,052
Telecommunications
Arise Virtual Solutions, Inc.^	One stop	L + 6.50%	7.75%	12/2018	1,382	1,373	0.2	1,313
Arise Virtual Solutions, Inc.(4)	One stop	L + 6.50%	N/A(5)	12/2018	—	(1)	—	(4)
Hosting.com Inc.*	Senior loan	L + 4.50%	5.75%	12/2017	720	717	0.1	720
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Telecommunications – (continued)
Hosting.com Inc.	Senior loan	L + 4.50%	5.75%	12/2017	$82	$81	—%	$82
					2,184	2,170	0.3	2,111
Textile and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	6.00%	10/2022	2,062	2,016	0.2	2,062
SHO Holding I Corporation(4)	Senior loan	L + 4.00%	N/A(5)	10/2021	—	(1)	—	(1)
					2,062	2,015	0.2	2,061
Utilities
Arcos, LLC	One stop	L + 6.50%	7.50%	02/2021	4,014	3,944	0.5	4,014
Arcos, LLC	One stop	L + 6.50%	N/A(5)	02/2021	—	—	—	—
PowerPlan Holdings, Inc.*#	Senior loan	L + 4.75%	5.75%	02/2022	6,790	6,699	0.8	6,790
PowerPlan Holdings, Inc.(4)	Senior loan	L + 4.75%	N/A(5)	02/2021	—	(6)	—	—
					10,804	10,637	1.3	10,804
Total non-controlled/non-affiliate company debt investments					$1,505,637	$1,485,448	169.2%	$1,487,093

Equity Investments (10)(11)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.2%	$1,317
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	—	—
Whitcraft LLC	Warrant	N/A	N/A	N/A	—	—	—	232
Whitcraft LLC	Preferred stock B	N/A	N/A	N/A	1	670	0.1	1,194
						2,471	0.3	2,743
Automobile
K&N Engineering, Inc.	Preferred stock A	N/A	N/A	N/A	—	—	—	27
K&N Engineering, Inc.	Preferred stock B	N/A	N/A	N/A	—	—	—	27
K&N Engineering, Inc.	Common stock	N/A	N/A	N/A	—	—	—	213
Polk Acquisition Corp.	LP interest	N/A	N/A	N/A	1	144	0.1	144
						144	0.1	411
Beverage, Food and Tobacco
Atkins Nutritionals, Inc	LLC interest	N/A	N/A	N/A	57	746	0.3	2,630
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	501
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	—	157	—	309
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	9	964	0.2	1,712
Hopdoddy Holdings, LLC	LLC interest	N/A	N/A	N/A	27	130	—	50
Hopdoddy Holdings, LLC	LLC interest	N/A	N/A	N/A	12	36	—	14
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	801
Purfoods, LLC	LLC interest	N/A	N/A	N/A	381	381	—	381
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	0.1	588
Rubio's Restaurants, Inc.	Preferred stock A	N/A	N/A	N/A	2	945	0.3	2,625
Tate's Bake Shop, Inc.	LP interest	N/A	N/A	N/A	462	428	0.1	483
Uinta Brewing Company	LP interest	N/A	N/A	N/A	462	462	—	—
						5,689	1.2	10,094
Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	10	1,021	0.1	1,248
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	73	—	75
Flexan, LLC	Common stock	N/A	N/A	N/A	1	—	—	—
						73	—	75
Diversified Conglomerate Manufacturing
Chase Industries, Inc.	LLC units	N/A	N/A	N/A	1	1,186	0.2	1,666
Inventus Power, Inc	Preferred stock	N/A	N/A	N/A	—	370	—	137
Inventus Power, Inc	Common stock	N/A	N/A	N/A	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Manufacturing – (continued)
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	$249	—%	$249
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	—	160	—	—
						1,965	0.2	2,052
Diversified Conglomerate Service
Actiance, Inc.	Warrant	N/A	N/A	N/A	344	95	—	99
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	341	0.1	610
Bomgar Corporation	Common stock	N/A	N/A	N/A	100	108	—	108
Bomgar Corporation	Common stock	N/A	N/A	N/A	72	1	—	1
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	—	154	—	43
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	348	—	323
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	180	—	—	155
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	0.1	385
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	—	—
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	1	417	—	417
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	103	4	—	4
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	263	0.1	445
Steelwedge Software, Inc.	Warrant	N/A	N/A	N/A	36,575	76	—	84
TA MHI Buyer, Inc.	Preferred stock	N/A	N/A	N/A	—	202	—	260
Vendavo, Inc.	Preferred stock A	N/A	N/A	N/A	827	827	0.1	852
Vitalyst, LLC	Preferred stock A	N/A	N/A	N/A	—	61	—	44
Vitalyst, LLC	Common stock	N/A	N/A	N/A	1	7	—	—
Workforce Software, LLC	LLC units	N/A	N/A	N/A	308	308	0.1	308
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	40	32	—	32
						3,772	0.5	4,170
Ecological
Pace Analytical Services, LLC	LLC units	N/A	N/A	N/A	2	277	—	277
						277	—	277
Electronics
Diligent Corporation	Preferred stock	N/A	N/A	N/A	83	83	—	83
ECI Acquisition Holdings, Inc.	Common stock	N/A	N/A	N/A	9	873	0.1	1,130
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	134	—	188
SEI, Inc.	LLC units	N/A	N/A	N/A	340	340	—	317
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	122	—	23
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	14	—	—
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	1	567	0.1	688
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	235	6	—	162
Syncsort Incorporated	Preferred stock	N/A	N/A	N/A	90	226	0.1	313
						2,365	0.3	2,904
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	1,446	0.2	2,038
MyWebGrocer, Inc.	Preferred stock	N/A	N/A	N/A	71	165	—	267
						1,611	0.2	2,305
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	614	0.1	706
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	579	0.1	579
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	6
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	0.1	382
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	—	—
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	64	—	199
BIORECLAMATIONIVT, LLC	LLC interest	N/A	N/A	N/A	—	365	0.1	399
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	28	—	31
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare – (continued)
Certara L.P.	LP interest	N/A	N/A	N/A	—	$635	0.1%	$1,266
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	6,386	864	0.1	940
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	65	9	—	146
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	357	—	392
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	734	775	0.1	925
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	14	182	—	200
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	14	—	—	36
G & H Wire Company, Inc	LP interest	N/A	N/A	N/A	102	102	—	107
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	—	287	—	289
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	—	5	0.1	350
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	458	—	51
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	417	0.1	404
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	387	0.1	459
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	—	106	—	106
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	—	249	—	335
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	—	215
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	234	234	—	234
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	238
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	2	221	—	221
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	—	2	—	2
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	—	149
Reliant Pro ReHab, LLC	Preferred stock A	N/A	N/A	N/A	2	183	0.1	998
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	683	0.1	376
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	487	0.1	594
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	62	—	65
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	41
SSH Corporation	Common stock	N/A	N/A	N/A	—	40	—	92
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	482
U.S. Renal Care, Inc.	LP interest	N/A	N/A	N/A	1	2,665	0.3	2,979
Young Innovations, Inc.	LLC units	N/A	N/A	N/A	—	236	0.1	315
Young Innovations, Inc.	Common stock	N/A	N/A	N/A	2	—	—	343
						12,817	1.8	15,652
Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	—	0.1	186
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	98	—	113
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	43	1	—	35
						99	0.1	334
Leisure, Amusement, Motion Pictures
and Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	782
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	6	712	0.1	777
						1,424	0.2	1,559
Personal and Non-Durable Consumer
Products
C.B. Fleet Company, Incorporated	LLC units	N/A	N/A	N/A	2	134	0.1	270
Georgica Pine Clothiers, LLC	LLC interest	N/A	N/A	N/A	11	106	—	116
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	1,149
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	—	114	—	246
						1,103	0.2	1,781
Personal, Food and Miscellaneous Services
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	114	—	144
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	—	161	—	156

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Personal, Food and Miscellaneous Services – (continued)
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	766	$525	0.1%	$536
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	85	85	0.1	624
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	106	—	106
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	160	—	160
						1,151	0.2	1,726
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	240	—	273
Market Track, LLC	Preferred stock	N/A	N/A	N/A	—	145	—	215
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	0.1	344
						530	0.1	832
Retail Stores
Barcelona Restaurants, LLC	LP interest	N/A	N/A	N/A	1,996	—	0.6	5,507
Batteries Plus Holding Corporation	LLC units	N/A	N/A	N/A	5	529	0.1	529
Cycle Gear, Inc.	LLC interest	N/A	N/A	N/A	19	248	—	397
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	97	—	—
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	—	—	—
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	83	—	111
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	—	272
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	2	155	—	155
Feeders Supply Company, LLC	Common stock	N/A	N/A	N/A	—	—	—	—
Marshall Retail Group LLC, The	LLC units	N/A	N/A	N/A	15	154	—	46
Paper Source, Inc.	Common stock	N/A	N/A	N/A	8	1,387	0.2	1,423
Pet Holdings ULC(7)(8)	LP interest	N/A	N/A	N/A	455	387	—	351
RCP PetPeople LP	LP interest	N/A	N/A	N/A	889	889	0.2	1,556
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	541
						4,421	1.2	10,888
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	—	303	0.1	349
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	151	3	—	273
						306	0.1	622

Total non-controlled/non-affiliate company equity investments						$41,239	6.8%	$59,673

Total non-controlled/non-affiliate company investments					$1,505,637	$1,526,687	176.0%	$1,546,766

Non-controlled affiliate company investments(12)
Debt investments
Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group, Inc.*#(7)	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	$9,233	$8,837	1.0%	$8,540
Competitor Group, Inc.(7)	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	1,095	1,063	0.1	1,013
Competitor Group, Inc.(7)	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	6	6	—	6
					10,334	9,906	1.1	9,559

Total non-controlled affiliate company debt investments					$10,334	$9,906	1.1%	$9,559

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Equity Investments (10)(11)
Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group, Inc.*#(7)	Preferred stock	N/A	N/A	N/A	4	$4,226	—%	$59
Competitor Group, Inc.(7)	LLC interest	N/A	N/A	N/A	1	714	—	—
Competitor Group, Inc.*#(7)	Common stock	N/A	N/A	N/A	27	—	—	—
						$4,940	—%	$59

Total non-controlled affiliate company equity investments						$4,940	—%	$59

Total non-controlled affiliate company investments					$10,334	$14,846	1.1%	$9,618

Controlled affiliate company investments(13)
Debt investments
Investment Funds and Vehicles
Senior Loan Fund LLC(7)	Subordinated debt	L + 8.00%	8.47%	05/2020	$77,301	$77,301	8.8%	$77,301

Total controlled affiliate company debt investments					$77,301	$77,301	8.8%	$77,301

Equity Investments(10)
Investment Funds and Vehicles
Senior Loan Fund LLC(7)	LLC interest	N/A	N/A	N/A		$31,339	3.1%	$26,927

Total controlled affiliate company equity investments						$31,339	3.1%	$26,927

Total controlled affiliate company investments					$77,301	$108,640	11.9%	$104,228

Total investments					$1,593,272	$1,650,173	189.0%	$1,660,612

Cash, Restricted Cash and Cash Equivalents
Cash and Restricted Cash						$45,259	5.1%	$45,259
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.21% (14)			44,281	5.0	44,281
Total Cash, Restricted Cash and Cash Equivalents						$89,540	10.1%	$89,540

Total Investments and Cash, Restricted Cash and Cash Equivalents						$1,739,713	199.1%	$1,750,152

*	Denotes that all or a portion of the loan secures the notes offered in the 2010 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan collateralizes the Credit Facility (as defined in Note 7).

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
The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), Golub Capital BDC 2010-1 LLC (“2010 Issuer”), Golub Capital BDC CLO 2014 LLC (“2014 Issuer”), Golub Capital BDC Funding LLC (“Funding”), Golub Capital BDC Holdings, LLC (“BDC Holdings”), GC SBIC IV, L.P. (“SBIC IV”), GC SBIC V, L.P. (“SBIC V”), GC SBIC VI, L.P. (“SBIC VI”) and, prior to its dissolution on January 27, 2016, Golub Capital BDC Revolver Funding, LLC (“Revolver Funding”) in its consolidated financial statements. The Company does not consolidate its non-controlling interest in Senior Loan Fund LLC ("SLF"). See further description of the Company’s investment in SLF in Note 4.

Assets related to transactions that do not meet ASC Topic 860 - Transfers and Servicing (“ASC Topic 860”) requirements for accounting sale treatment are reflected in the Company’s consolidated statements of financial condition as investments. Those assets are owned by special purpose entities, including 2010 Issuer, 2014 Issuer and Funding, that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2016 and 2015, the Company received loan origination fees of $1,914 and $2,156, respectively. For the three months ended December 31, 2016 and 2015, interest income included $1,807 and $1,891, respectively, of accretion of discounts.

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

2016 and 2015, the Company recorded PIK income of $567 and $191, respectively, and received PIK payments in cash of $0 and $0, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three months ended December 31, 2016 and 2015, fee income included $166 and $165, respectively, of prepayment premiums.

For the three months ended December 31, 2016 and 2015, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $30,843 and $27,224 respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended December 31, 2016, the Company recorded dividend income of $898 and return of capital distributions of $191. For the three months ended December 31, 2015, the Company recorded dividend income of $1,007 and return of capital distributions of $2,070.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $1,101 and $1,326 as of December 31, 2016 and September 30, 2016, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company may then be required to pay a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2016 and 2015, $10 and $302, respectively, was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through December 31, 2016. The 2013 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities.

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
The Company did not make any repurchases of its common stock during the three months ended December 31, 2016.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2016 and September 30, 2016, the Company had

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

deferred debt issuance costs of $5,257 and $5,627, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three months ended December 31, 2016 and 2015 was $849 and $1,249, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of December 31, 2016 and September 30, 2016, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $145 and $145, respectively.

Accounting for derivative instruments:  The Company does not utilize hedge accounting and marks its derivatives, if any, to market through a net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations.

Recent accounting pronouncements:  In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a consensus of FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

For the three months ended December 31, 2016 and 2015, the Income Incentive Fee incurred was $1,611 and $407, respectively.

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

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for each of the three months ended December 31, 2016 and 2015 was $0. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through December 31, 2016, the Company has not made any Capital Gain Incentive Fee payments. For the three months ended December 31, 2016 and 2015 the Company accrued a capital gain incentive fee under GAAP of

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

$480 and $1,364, respectively, and are included in incentive fee in the consolidated statements of operations. As of December 31, 2016 and September 30, 2016, included in management and incentive fees payable on the consolidated statements of financial condition were $4.577 and $4,077, respectively, for accruals for capital gain incentive fees under GAAP.

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

Included in accounts payable and accrued expenses is $601 and $566 as of December 31, 2016 and September 30, 2016, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three months ended December 31, 2016 and 2015 were $582 and $557, respectively.

As of December 31, 2016 and September 30, 2016, included in accounts payable and accrued expenses were $737 and $582, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

On June 22, 2016, the Company entered into an unsecured revolving credit facility with the Investment Adviser (the "Adviser Revolver"), with a maximum credit limit of $20,000 and expiration date of June 22, 2019. Refer to Note 7 for discussion of the Adviser Revolver.

During the three months ended December 31, 2016 and 2015, the Company sold $38,307 and $79,223, respectively, of investments and unfunded commitments to SLF at fair value and recognized $266 and $595, respectively, of net realized gains.

During the three months ended December 31, 2016 and 2015, SLF incurred an administrative service fee of $127 and $85, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between SLF and the Administrator.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

Note 4.    Investments

Investments as of December 31, 2016 and September 30, 2016 consisted of the following:

	As of December 31, 2016			As of September 30, 2016
	Par	Amortized Cost	Fair Value	Par	Amortized Cost	Fair Value
Senior secured	$172,339	$170,305	$169,817	$164,818	$162,969	$162,849
One stop	1,353,016	1,334,378	1,337,069	1,321,494	1,303,056	1,304,467
Second lien	18,981	18,719	18,981	27,909	27,579	27,909
Subordinated debt	1,763	1,763	1,411	1,750	1,750	1,427
Subordinated notes in SLF(1)(2)	—	—	—	77,301	77,301	77,301
LLC equity interests in SLF(2)	N/A	113,689	108,779	N/A	31,339	26,927
Equity	N/A	45,885	60,245	N/A	46,179	59,732
Total	$1,546,099	$1,684,739	$1,696,302	$1,593,272	$1,650,173	$1,660,612

(1)
On December 30, 2016, SLF issued a capital call in an aggregate amount of $89,930 the proceeds of which were used to redeem in full the outstanding balance on the subordinated notes previously issued by SLF and terminate all remaining subordinated note commitments.

(2)	SLF’s proceeds from the subordinated notes and LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.

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

	As of December 31, 2016		As of September 30, 2016
Amortized Cost:
United States
Mid-Atlantic	$413,565	24.6%	$411,509	24.9%
Midwest	364,092	21.6	353,117	21.4
West	281,666	16.7	289,208	17.5
Southeast	357,509	21.2	364,203	22.1
Southwest	151,734	9.0	117,168	7.1
Northeast	101,256	6.0	100,056	6.1
Canada	14,917	0.9	14,912	0.9
Total	$1,684,739	100.0%	$1,650,173	100.0%

Fair Value:
United States
Mid-Atlantic	$405,770	23.9%	$403,536	24.3%
Midwest	368,624	21.7	357,059	21.5
West	280,530	16.5	288,047	17.3
Southeast	361,690	21.3	368,450	22.2
Southwest	153,547	9.1	119,641	7.2
Northeast	110,985	6.6	108,866	6.6
Canada	15,156	0.9	15,013	0.9
Total	$1,696,302	100.0%	$1,660,612	100.0%

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2016 and September 30, 2016 were as follows:

	As of December 31, 2016		As of September 30, 2016
Amortized Cost:
Aerospace and Defense	$63,738	3.8%	$64,220	3.9%
Automobile	16,431	1.0	25,293	1.5
Banking	17,546	1.0	17,447	1.1
Beverage, Food and Tobacco	151,989	9.0	141,879	8.6
Broadcasting and Entertainment	1,468	0.1	1,471	0.1
Buildings and Real Estate	24,068	1.4	24,386	1.5
Chemicals, Plastics and Rubber	2,418	0.1	73	0.0	*
Containers, Packaging and Glass	—	—	3,477	0.2
Diversified Conglomerate Manufacturing	81,749	4.9	84,255	5.1
Diversified Conglomerate Service	279,063	16.6	270,691	16.4
Ecological	15,335	0.9	15,343	0.9
Electronics	136,223	8.1	144,560	8.8
Grocery	17,065	1.0	17,051	1.0
Healthcare, Education and Childcare	332,462	19.7	322,793	19.6
Home and Office Furnishings, Housewares and Durable Consumer	14,408	0.9	17,796	1.1
Hotels, Motels, Inns, and Gaming	801	0.0 *	804	0.0	*
Insurance	32,905	2.0	32,652	2.0
Investment Funds and Vehicles	113,689	6.7	108,640	6.6
Leisure, Amusement, Motion Pictures and Entertainment	56,696	3.4	56,004	3.4
Mining, Steel, Iron and Non-Precious Metals	4,398	0.3	4,562	0.3
Oil and Gas	2,263	0.1	2,287	0.1
Personal and Non-Durable Consumer Products	57,943	3.4	37,531	2.3
Personal, Food and Miscellaneous Services	57,007	3.4	64,790	3.9
Printing and Publishing	46,407	2.8	46,049	2.8
Retail Stores	136,352	8.1	130,991	7.9
Telecommunications	9,367	0.6	2,170	0.1
Textiles and Leather	2,012	0.1	2,015	0.1
Utilities	10,936	0.6	10,943	0.7
Total	$1,684,739	100.0%	$1,650,173	100.0%

*Represents an amount less than 0.1%

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

	As of December 31, 2016		As of September 30, 2016
Fair Value:
Aerospace and Defense	$59,602	3.5%	$59,120	3.6%
Automobile	16,643	1.0	25,911	1.6
Banking	16,692	1.0	17,529	1.1
Beverage, Food and Tobacco	156,109	9.2	145,658	8.8
Broadcasting and Entertainment	1,484	0.1	1,483	0.1
Buildings and Real Estate	24,513	1.5	24,852	1.5
Chemicals, Plastics and Rubber	2,441	0.1	75	0.0	*
Containers, Packaging and Glass	—	—	3,489	0.2
Diversified Conglomerate Manufacturing	82,158	4.8	84,306	5.1
Diversified Conglomerate Service	283,258	16.7	274,198	16.5
Ecological	15,751	0.9	15,618	0.9
Electronics	138,043	8.1	146,319	8.8
Grocery	17,959	1.1	17,862	1.1
Healthcare, Education and Childcare	335,465	19.8	327,287	19.7
Home and Office Furnishings, Housewares and Durable Consumer	13,866	0.8	16,498	1.0
Hotels, Motels, Inns, and Gaming	811	0.1	815	0.0	*
Insurance	33,601	2.0	33,303	2.0
Investment Funds and Vehicles	108,779	6.4	104,228	6.3
Leisure, Amusement, Motion Pictures and Entertainment	51,320	3.0	51,397	3.1
Mining, Steel, Iron and Non-Precious Metals	3,869	0.2	3,914	0.2
Oil and Gas	2,296	0.1	2,305	0.1
Personal and Non-Durable Consumer Products	58,662	3.5	37,895	2.3
Personal, Food and Miscellaneous Services	58,294	3.4	66,198	4.0
Printing and Publishing	47,361	2.8	46,814	2.8
Retail Stores	144,497	8.5	137,940	8.3
Telecommunications	9,346	0.6	2,111	0.1
Textiles and Leather	2,055	0.1	2,061	0.1
Utilities	11,427	0.7	11,426	0.7
Total	$1,696,302	100.0%	$1,660,612	100.0%
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

As of December 31, 2016, SLF is capitalized from LLC equity interest subscriptions from its members. On December 14, 2016, the SLF investment committee approved the recapitalization of the commitments of SLF’s members. On December 30, 2016, SLF’s members entered into additional LLC equity interest subscriptions totaling $160,000, SLF issued capital calls totaling $89,930 to the Company and RGA and the subordinated notes previously issued by SLF were redeemed and terminated. As of December 31, 2016 and September 30, 2016, the Company and RGA owned 87.5% and 12.5%, respectively of the LLC equity interests of SLF. SLF’s profits and losses are allocated to the Company and RGA in accordance with their respective ownership interests. As of September 30, 2016, the Company and RGA owned 87.5% and 12.5%, respectively, of the outstanding subordinated notes issued by SLF.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

Additionally, SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”), which as of December 31, 2016 allowed SLF II to borrow up to $300,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

As of December 31, 2016 and September 30, 2016, SLF had the following commitments from its members:

	As of December 31, 2016		As of September 30, 2016
	Committed	Funded(1)	Committed	Funded(1)(2)
Subordinated note commitments (3)	$—	$—	$160,000	$88,344
LLC equity commitments (3)	200,000	129,930	40,000	35,816
Total	$200,000	$129,930	$200,000	$124,160

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

(2)	Funded subordinated note commitments as of September 30, 2016 are presented net of repayments subject to recall. The subordinated note commitments were terminated as of December 30, 2016.

(3)	Commitments presented are combined for the Company and RGA.

As of December 31, 2016 and September 30, 2016, SLF had total assets at fair value of $345,010 and $332,786, respectively. As of December 31, 2016 and September 30, 2016, SLF had one portfolio company investment on non-accrual status and the total fair value of non-accrual loans was $5,650 and $6,686, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of December 31, 2016 and September 30, 2016, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $23,494 and $24,104, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of December 31, 2016 and September 30, 2016:

	As of	As of
	December 31,	September 30,
	2016	2016
Senior secured loans (1)	$342,140	$331,473
Weighted average current interest rate on senior secured loans (2)	6.1%	6.0%
Number of borrowers in SLF	61	62
Largest portfolio company investments (1)	$13,925	$13,050
Total of five largest portfolio company investments (1)	$62,008	$61,118

(1)	At principal/par amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal/par amount.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Loan Portfolio as of December 31, 2016
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal/ Par Amount	Fair Value(2)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8%	$2,110	$2,110
Accellos, Inc. (3)	Diversified Conglomerate Service	Senior loan	07/2020	6.8	13,925	13,925
Advanced Pain Management Holdings, Inc.,	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	466	452
Advanced Pain Management Holdings, Inc.,	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	6,805	6,601
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8	5,011	5,011
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0	4,818	4,818
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8	3,714	3,714
Arise Virtual Solutions, Inc. (3)	Telecommunications	Senior loan	12/2018	7.8	10,241	9,728
Atkins Nutritionals, Inc (3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3	5,664	5,664
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5	10,640	10,640
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8	4,935	4,927
C.B. Fleet Company, Incorporated	Personal and Non-Durable Consumer Products	Senior loan	12/2021	5.8	7,594	7,594
Certara L.P. (3)	Healthcare, Education and Childcare	Senior loan	12/2018	7.3	8,285	8,285
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5	4,212	4,180
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3	4,362	4,362
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3	8,655	8,655
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5	41	41
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5	1,237	1,237
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.6	2,460	2,460
CPI Buyer, LLC (Cole-Parmer) (3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5	5,791	5,791
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5	5,895	5,942
DentMall MSO, LLC (4)	Retail Stores	Senior loan	07/2019	6.1	1,076	576
DentMall MSO, LLC (4)	Retail Stores	Senior loan	07/2019	6.0	10,147	5,074
DISA Holdings Acquisition Subsidiary Corp.	Diversified Conglomerate Service	Senior loan	12/2020	5.5	160	128
DISA Holdings Acquisition Subsidiary Corp.	Diversified Conglomerate Service	Senior loan	12/2020	5.5	4,557	4,420
EAG, INC. (Evans Analytical Group)	Diversified Conglomerate Service	Senior loan	07/2018	5.3	2,080	2,080
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.5	4,761	4,761
Express Oil Change, LLC (3)	Retail Stores	Senior loan	12/2017	6.0	4,773	4,773
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	02/2020	7.3	1,965	1,986
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8	1,915	1,901
Flexan, LLC (3)(5)	Chemicals, Plastics and Rubber	Senior loan	02/2020	N/A (6)	—	(7)
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.8	1,686	1,669
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.8	6,075	6,014
Harvey Tool Company, LLC	Diversified Conglomerate Manufacturing	Senior loan	03/2020	6.0	3,100	3,100
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.2	65	65
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.0	103	103
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.3	2,336	2,336
Joerns Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	05/2020	8.0	9,573	8,999
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5	1,061	1,061
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	7.3	1,342	1,342
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5	6,816	6,816

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Loan Portfolio as of December 31, 2016 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8%		$2,227	$2,227
Mediaocean LLC (5)	Diversified Conglomerate Service	Senior loan	08/2020	N/A	(6)	—	(1)
Mediaocean LLC	Diversified Conglomerate Service	Senior loan	08/2022	5.8		3,129	3,129
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.8		7	7
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		50	50
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		4,818	4,818
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	5.8		90	76
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	5.8		1,993	1,953
Pasternack Enterprises, Inc.	Diversified Conglomerate Manufacturing	Senior loan	05/2022	6.0		4,090	4,090
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,950	1,032
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		1,368	1,368
PetVet Care Centers LLC (3)(5)	Personal, Food and Miscellaneous Services	Senior loan	12/2019	N/A	(6)	—	(7)
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		1,216	1,204
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		5,880	5,821
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.3		35	35
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.0		54	54
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.0		4,722	4,722
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	5.8		11,982	11,982
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		11,861	11,861
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.9		298	298
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	6.8		9,813	9,813
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0		5,680	5,623
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		509	509
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		600	600
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		7,852	7,852
Reliant Pro ReHab, LLC (3)	Healthcare, Education and Childcare	Senior loan	12/2017	6.0		3,316	3,316
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	5.6		3	3
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.3		3,894	3,894
Rubio's Restaurants, Inc (3)	Beverage, Food and Tobacco	Senior loan	11/2018	6.0		5,031	5,031
Rug Doctor LLC	Personal and Non-Durable Consumer Products	Senior loan	06/2018	6.3		7,483	7,483
Saldon Holdings, Inc.	Diversified Conglomerate Service	Senior loan	09/2021	5.5		2,631	2,631
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8		3,712	3,712
SEI, Inc. (3)	Electronics	Senior loan	07/2021	5.8		8,689	8,689
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures and Entertainment	Senior loan	02/2020	5.0		6,033	6,033
Severin Acquisition, LLC (3)	Diversified Conglomerate Service	Senior loan	07/2021	5.9		4,869	4,846
Smashburger Finance LLC (5)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A	(6)	—	(2)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		71	70
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		71	70
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		72	70
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		72	70
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		910	892
Southern Anesthesia and Surgical	Healthcare, Education and Childcare	Senior loan	11/2017	6.5		2,708	2,708

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Loan Portfolio as of December 31, 2016 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0%		$2,948	$2,948
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3		4,582	4,567
Transaction Data Systems, Inc. (5)	Diversified Conglomerate Service	Senior loan	06/2020	N/A	(6)	—	(1)
Transaction Data Systems, Inc.	Diversified Conglomerate Service	Senior loan	06/2021	6.3		7,449	7,406
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8		2,917	2,455
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6		100	100
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6		4,839	4,839
Young Innovations, Inc. (3)(5)	Healthcare, Education and Childcare	Senior loan	01/2019	N/A	(6)	—	(4)
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	6.0		3,795	3,757
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8		5,269	5,242
						$342,140	$333,275

(1)	Represents the weighted average annual current interest rate as of December 31, 2016. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	Loan was on non-accrual status as of December 31, 2016, meaning that SLF has ceased recognizing interest income on the loan.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

(6)	The entire commitment was unfunded at December 31, 2016. As such, no interest is being earned on this investment.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Loan Portfolio as of September 30, 2016
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
1A Smart Start LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8%		$2,116	$2,111
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,945	1,938
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		6,805	6,601
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		466	452
Advanced Pain Management Holdings, Inc.(4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A	(5)	—	(35)
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		5,037	5,037
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0		4,818	4,806
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8		3,895	3,895
Arise Virtual Solutions, Inc.(3)	Telecommunications	Senior loan	12/2018	7.8		10,804	10,264
Arise Virtual Solutions, Inc.(3)(4)	Telecommunications	Senior loan	12/2018	N/A	(5)	—	(28)
Atkins Nutritionals, Inc.(3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		5,664	5,664
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,876	1,813
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5		10,667	10,667
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8		4,948	4,938
C.B. Fleet Company, Incorporated	Personal and Non-Durable Consumer Products	Senior loan	12/2021	5.8		7,613	7,613
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5		4,460	4,427
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		8,677	8,677
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		4,373	4,373
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		2,466	2,454
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		1,240	1,234
CPI Buyer, LLC (Cole-Parmer)(3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,805	5,776
Curo Health Services LLC(3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		5,910	5,928
DentMall MSO, LLC(6)	Retail Stores	Senior loan	07/2019	6.0		10,147	6,088
DentMall MSO, LLC(6)	Retail Stores	Senior loan	07/2019	6.0		1,000	598
DISA Holdings Acquisition Subsidiary Corp.	Diversified Conglomerate Service	Senior loan	12/2020	5.5		4,568	4,431
DISA Holdings Acquisition Subsidiary Corp.	Diversified Conglomerate Service	Senior loan	12/2020	5.5		255	224
EAG, INC. (Evans Analytical Group)	Diversified Conglomerate Service	Senior loan	07/2017	5.0		2,113	2,113
Encore GC Acquisition, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2020	6.3		4,773	4,773
Encore GC Acquisition, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2020	7.8		164	164
Express Oil Change, LLC(3)	Retail Stores	Senior loan	12/2017	6.0		4,841	4,841
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	02/2020	7.3		1,976	1,998
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,920	3,799
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3		6,090	6,090
Harvey Tool Company, LLC(3)	Diversified Conglomerate Manufacturing	Senior loan	03/2020	6.0		3,108	3,108
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.3		2,342	2,342
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.0		104	104
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.2		65	65
Joerns Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	05/2020	6.0		9,598	9,118
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		6,834	6,834
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		1,061	1,061
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		596	596

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Loan Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	6.8%		$3,781	$3,781
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3		179	179
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		2,233	2,233
Mediaocean LLC(3)	Diversified Conglomerate Service	Senior loan	08/2022	5.8		3,137	3,137
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		4,288	4,224
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		470	463
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	7.5		1	1
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.5		1,998	1,958
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.7		180	166
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified Conglomerate Manufacturing	Senior loan	05/2022	6.0		1,640	1,623
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,955	1,163
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		1,419	1,419
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		5,895	5,895
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		1,219	1,219
PowerPlan Holdings, Inc.(3)	Utilities	Senior loan	02/2022	5.8		11,994	11,994
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		13,026	13,026
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		10	10
Premise Health Holding Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		11,891	11,891
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2019	6.8		8,354	8,354
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.8		373	373
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0		5,880	5,821
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		7,072	7,001
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		801	792
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		510	505
Radiology Partners, Inc.(3)(4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(6)
Radiology Partners, Inc.(3)(4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(3)
Reliant Pro ReHab, LLC(3)	Healthcare, Education and Childcare	Senior loan	12/2017	6.0		3,337	3,337
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3		3,732	3,732
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3		172	172
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.8		33	33
Rubio's Restaurants, Inc.(3)	Beverage, Food and Tobacco	Senior loan	11/2018	6.0		5,044	5,044
Rug Doctor LLC	Personal and Non-Durable Consumer Products	Senior loan	06/2018	6.3		7,780	7,780
Saldon Holdings, Inc.	Diversified Conglomerate Service	Senior loan	09/2021	5.5		2,718	2,718
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8		3,722	3,722
SEI, Inc.	Electronics	Senior loan	07/2021	5.8		8,711	8,711
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures and Entertainment	Senior loan	02/2020	5.0		6,342	6,342
Severin Acquisition, LLC(3)	Diversified Conglomerate Service	Senior loan	07/2021	5.9		4,882	4,858
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		951	932
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	74
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Loan Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
Smashburger Finance LLC(4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A	(5)	$—	$(2)
Systems Maintenance Services Holding, Inc.(3)	Electronics	Senior loan	10/2019	5.0		2,396	2,396
Tate's Bake Shop, Inc.(3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0		2,955	2,955
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3		4,582	4,566
Transaction Data Systems, Inc.(3)	Diversified Conglomerate Service	Senior loan	06/2021	6.3		5,260	5,260
Transaction Data Systems, Inc.	Diversified Conglomerate Service	Senior loan	06/2020	5.5		9	8
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8		2,924	2,295
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0		4,869	4,869
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0		100	100
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3		3,804	3,818
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2018	6.8		122	118
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8		5,282	5,282
						$331,473	$323,510

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at September 30, 2016. As such, no interest is being earned on this investment.

(6)	Loan was on non-accrual status as of September 30, 2016, meaning that SLF has ceased recognizing interest income on the loan.

As of December 31, 2016, the Company has committed to fund $175,000 of LLC equity interest subscriptions to SLF. As of December 31, 2016 and September 30, 2016, $113,689 and $31,339, respectively, of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three months ended December 31, 2016 and 2015, the Company received $746 and $776 in dividend income from the SLF LLC equity interests, respectively.

As of September 30, 2016, the amortized cost, net of principal repayments that were subject to recall, and fair value of the subordinated notes held by the Company was $77,301 and $77,301, respectively. As of September 30, 2016, the subordinated notes paid a weighted average interest rate of three-month LIBOR plus 8.0%. For the three months ended December 31, 2016 and 2015, the Company earned interest income on the subordinated notes of $1,639 and $1,626, respectively.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

See below for certain summarized financial information for SLF as of December 31, 2016 and September 30, 2016 and for the three months ended December 31, 2016 and 2015:

	As of	As of
	December 31, 2016	September 30, 2016
Selected Balance Sheet Information:
Investments, at fair value	$333,275	$323,510
Cash and other assets	7,892	7,281
Receivable from investments sold	3,843	1,995
Total assets	$345,010	$332,786
Senior credit facility	$220,600	$214,050
Unamortized debt issuance costs	(563)	(949)
Other liabilities	654	567
Total liabilities	220,691	213,668
Subordinated notes and members’ equity	124,319	119,118
Total liabilities and members' equity	$345,010	$332,786

	Three months ended December 31,
	2016	2015
Selected Statement of Operations Information:
Interest income	$5,190	$5,355
Total investment income	5,190	5,355
Interest expense	3,884	3,719
Administrative service fee	127	85
Other expenses	33	35
Total expenses	4,044	3,839
Net investment income	1,146	1,516
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	(862)	(3,501)
Net increase (decrease) in net assets	$284	$(1,985)

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

Note 5.     Transactions with Affiliated Companies

An affiliated company is generally a portfolio company in which the Company owns 5% or more of the portfolio company's voting securities. A controlled affiliate is generally a portfolio company in which the Company owns more than 25% of the portfolio company’s outstanding voting securities. Transactions related to investments with both controlled and non-controlled affiliates for the three months ended December 31, 2016 and 2015 were as follows:

For the three months ended December 31, 2016
Portfolio Company	Fair value at September 30, 2016	Purchases (cost)(1)	Redemptions (cost)	Transfer in (out) (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value at December 31, 2016	Net realized gain/(loss)	Interest and fee income	Dividend income
Controlled Affiliates
Senior Loan Fund LLC*	$104,228	$87,806	$(82,757)	$—	$—	$(498)	$108,779	$—	$1,639	$746
Non-Controlled Affiliates
Competitor Group, Inc.	9,618	149	(3)	—	50	(643)	9,171	—	327	—
Total Controlled and Non-Controlled Affiliates	$113,846	$87,955	$(82,760)	$—	$50	$(1,141)	$117,950	$—	$1,966	$746

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

(1)	Purchases at cost includes amounts related to PIK capitalized and added to the principal balance of the respective loans.

For the three months ended December 31, 2015
Portfolio Company	Fair value at September 30, 2015	Purchases (cost)(1)	Redemptions (cost)	Transfer in (out) (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value at December 31, 2015	Net realized gain/(loss)	Interest and fee income	Dividend income
Controlled Affiliates
Senior Loan Fund LLC*	$98,936	$15,505	$—	$—	$—	$(2,512)	$111,929	$—	$1,626	$776
Non-Controlled Affiliates
Barcelona Restaurants, LLC(2)	5,523	—	(1,995)	(4,871)	—	1,343	—	2,722	—	—
Total Controlled and Non-Controlled Affiliates	$104,459	$15,505	$(1,995)	$(4,871)	$—	$(1,169)	$111,929	$2,722	$1,626	$776

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2016 and 2015. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2016 and September 30, 2016, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs of the fair value hierarchy.

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

Secured Borrowings

The Company has elected the fair value option under ASC Topic 825 - Financial Instruments relating to accounting for debt obligations at their fair value for its secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company reports changes in the fair value of its secured borrowings as a component of the net change in unrealized (appreciation) depreciation on secured borrowings in the consolidated statements of operations. The net gain or loss reflects the difference between the fair value and the principal amount due on maturity.

All secured borrowings as of December 31, 2016 and September 30, 2016 were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

The following tables present fair value measurements of the Company’s investments and secured borrowings and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2016 and September 30, 2016:

As of December 31, 2016	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,527,278	$1,527,278
Equity investments(1)	—	—	60,245	60,245
Money market funds(1)(2)	29,472	—	—	29,472
Investment measured at NAV(3)(4)	—	—	—	108,779
Total assets:	$29,472	$—	$1,587,523	$1,725,774
Secured borrowings:	$—	$—	$462	$462

As of September 30, 2016	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,573,953	$1,573,953
Equity investments(1)	—	—	59,732	59,732
Money market funds(1)(2)	44,281	—	—	44,281
Investment measured at NAV(3)(4)	—	—	—	26,927
Total assets:	$44,281	$—	$1,633,685	$1,704,893
Secured borrowings:	$—	$—	$475	$475

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

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

The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2016 and 2015 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held as of December 31, 2016 and 2015 was $2,862 and $5,585, respectively.

The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the three months ended December 31, 2016 and 2015:

	For the three months ended December 31, 2016
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings
Fair value, beginning of period	$1,573,953	$59,732	$1,633,685	$475
Net change in unrealized appreciation (depreciation) on investments	815	807	1,622	—
Realized gain (loss) on investments	265	642	907	—
Proceeds from (funding of) revolving loans, net	2,518	—	2,518	—
Fundings of investments	118,638	437	119,075	—
PIK interest	547	—	547	—
Proceeds from principal payments and sales of portfolio investments	(92,576)	(1,373)	(93,949)	—
Noncash proceeds from subordinated notes in SLF principal payments	(78,689)	—	(78,689)	—
Repayments on secured borrowings	—	—	—	(13)
Accretion of discounts and amortization of premiums	1,807	—	1,807	—
Fair value, end of period	$1,527,278	$60,245	$1,587,523	$462

	For the three months ended December 31, 2015
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings
Fair value, beginning of period	$1,449,603	$57,808	$1,507,411	$355
Net change in unrealized appreciation (depreciation) on investments	1,219	1,955	3,174	—
Realized gain (loss) on investments	(657)	5,635	4,978	—
Proceeds from (funding of) revolving loans, net	(514)	—	(514)	—
Fundings of investments	149,476	4,006	153,482	—
PIK interest	197	—	197	—
Proceeds from principal payments and sales of portfolio investments	(163,468)	(7,888)	(171,356)	—
Repayments on secured borrowings	—	—	—	(9)
Accretion of discounts and amortization of premiums	1,891	—	1,891	—
Fair value, end of period	$1,437,747	$61,516	$1,499,263	$346

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments and secured borrowings as of December 31, 2016 and September 30, 2016.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)(2)	$164,644	Market rate approach	Market interest rate	4.0% - 10.3% (6.5%)
		Market comparable companies	EBITDA multiples	6.0x - 17.5x (11.3x)
	5,242	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(3)(4)	$1,335,899	Market rate approach	Market interest rate	5.5% - 18.5% (7.9%)
		Market comparable companies	EBITDA multiples	4.0x - 35.4x (10.7x)
			Revenue multiples	2.0x - 7.5x (3.9x)
Subordinated and second lien loans(1)	$20,392	Market rate approach	Market interest rate	9.0% - 19.5% (10.9%)
		Market comparable companies	EBITDA multiples	6.5x - 20.0x (14.7x)
Equity securities(5)	$60,245	Market comparable companies	EBITDA multiples(6)	4.0x - 16.0x (10.9x)
			Revenue multiples(6)	2.0x - 5.0x (3.1x)
Liabilities:
Secured borrowings(7)	$462	Market rate approach	Market interest rate	6.5%
		Market comparable companies	EBITDA multiples	16.0x

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of December 31, 2016 was determined using the market rate approach.

(2)	Excludes $(69) of non-accrual loans at fair value, which the Company valued on a liquidation basis. The negative fair value is the result of the unfunded commitment being valued below par.

(3)	Excludes $1,170 of non-accrual loans at fair value, which the Company valued on a liquidation basis.

(4)	The Company valued $1,205,975 and $129,924 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)	Excludes $108,779 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.

(6)	The Company valued $56,167 and $4,078 of equity investments using EBITDA and revenue multiples, respectively.

(7)
The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of December 31, 2016 was determined using the market rate approach.

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

The following are the carrying values and fair values of the Company’s debt as of December 31, 2016 and September 30, 2016. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of December 31, 2016		As of September 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$889,500	$899,358	$864,700	$873,980

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of December 31, 2016, the Company’s asset coverage for borrowed amounts was 242.6% (excluding the SBA debentures).

Debt Securitizations: On July 16, 2010, the Company completed a $300,000 term debt securitization, which was subsequently increased to $350,000 (as amended, “2010 Debt Securitization”). The notes (“2010 Notes”) offered in the 2010 Debt Securitization were issued by the 2010 Issuer, a subsidiary of Holdings. Through October 19, 2016, the 2010 Debt Securitization consisted of $203,000 of Aaa/AAA Class A 2010 Notes that bore interest at a rate of three-month LIBOR plus 1.74%, $12,000 of Class B 2010 Notes that bore interest at a rate of three-month LIBOR plus 1.90% and $135,000 of Subordinated 2010 Notes that do not bear interest. On October 20, 2016, the Company and the 2010 Issuer amended the 2010 Debt Securitization to, among other things, (a) refinance the issued Class A 2010 Notes by redeeming in full the Class A 2010 Notes and issuing new Class A-Refi 2010 Notes in an aggregate principal amount of $205,000 that bear interest at a rate of three-month LIBOR plus 1.90%, (b) refinance the Class B Notes by redeeming in full the Class B 2010 Notes and issuing new Class B-Refi 2010 Notes in an aggregate principal amount of $10,000 that bear interest at a rate of three-month LIBOR plus 2.40%, and (c) extend the reinvestment period applicable to the 2010 Issuer to July 20, 2018. Following the refinancing, Holdings retained the Class B-Refi 2010 Notes. The Class A-Refi 2010 Notes and Class B-Refi 2010 Notes are secured by the assets held by the 2010 Issuer.

The Class A-Refi 2010 Notes are included in the December 31, 2016 consolidated statement of financial condition as debt of the Company and the Class B-Refi 2010 Notes were eliminated in consolidation. The Class A and Class B 2010 Notes are included in the September 30, 2016 consolidated statement of financial condition as debt of the Company. As of December 31, 2016 and September 30, 2016, the Subordinated 2010 Notes were eliminated in consolidation.

Through July 20, 2018, all principal collections received on the underlying collateral may be used by the 2010 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2010 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the leverage in the 2010 Debt Securitization. The 2010 Notes are scheduled to mature on July 20, 2023.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

As of December 31, 2016 and September 30, 2016, there were 78 and 77 portfolio companies with a total fair value of $327,614 and $319,288, respectively, securing the 2010 Notes. The pool of loans in the 2010 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2010 Debt Securitization is based on three-month LIBOR, which as of December 31, 2016 was 0.9%. For the three months ended December 31, 2016 and 2015, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the three months ended December 31,
	2016	2015
Stated interest expense	$1,437	$1,147
Amortization of debt issuance costs	64	253
Total interest and other debt financing expenses	$1,501	$1,400
Cash paid for interest expense	$1,358	$1,134
Annualized average stated interest rate	2.8%	2.1%
Average outstanding balance	$207,065	$215,000

As of December 31, 2016, the amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-Refi 2010 Notes are as follows:

Description	Class A-Refi 2010 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$205,000
Moody’s Rating	“Aaa”
S&P Rating	“AAA”
Interest Rate	LIBOR + 1.90%
Stated Maturity	July 20, 2023

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer and are secured by a diversifed portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization consists of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. The Company retained all of the Class C 2014 Notes and LLC equity interests totaling $37,500 and $119,069, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the December 31, 2016 and September 30, 2016 consolidated statements of financial condition as debt of the Company. As of December 31, 2016 and September 30, 2016, the Class C 2014 Notes and LLC equity interests were eliminated in consolidation.

Through April 28, 2018, all principal collections received on the underlying collateral may be used by the 2014 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2014 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the leverage in the 2014 Debt Securitization. The 2014 Notes are scheduled to mature on April 25, 2026.

As of December 31, 2016 and September 30, 2016, there were 79 and 79 portfolio companies with a total fair value of $386,352 and $391,752, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR, which as of December 31, 2016 was 0.9%. For the three months ended December 31, 2016 and 2015, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the three months ended December 31,
	2016	2015
Stated interest expense	$1,704	$1,357
Amortization of debt issuance costs	161	161
Total interest and other debt financing expenses	$1,865	$1,518
Cash paid for interest expense	$1,627	$1,323
Annualized average stated interest rate	2.7%	2.2%
Average outstanding balance	$246,000	$246,000

As of December 31, 2016, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1, A-2 and B 2014 Notes are as follows:

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

As part of each of the 2010 Debt Securitization and the 2014 Debt Securitization, GBDC entered into master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2010 Issuer and the 2014 Issuer, as applicable, and to purchase or otherwise acquire the Subordinated 2010 Notes and the LLC equity interests in the 2014 Issuer, as applicable. The 2010 Notes (other than the 2010 Subordinated Notes) and the 2014 Notes are the secured obligations of the 2010 Issuer and 2014 Issuer, respectively, and indentures governing each of the 2010 Notes and the 2014 Notes include customary covenants and events of default. The pool of loans in the 2010 Debt Securitization and the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350,000 and the maximum amount that a single SBIC licensee may issue is $150,000. As of December 31, 2016, SBIC IV and SBIC V had $150,000 and $133,000, respectively of outstanding SBA-guaranteed debentures, respectively that mature between March 2021 and September 2026, leaving incremental borrowing capacity of $17,000 for SBIC V under present SBIC regulations. As of September 30, 2016, SBIC IV and SBIC V had $150,000 and $127,000 of outstanding SBA-guaranteed debentures, respectively that mature between March 2021 and September 2026.

The interest rate on $277,000 of outstanding debentures as of December 31, 2016 is fixed at an average annualized interest rate of 3.5%. The annualized interim financing rate on the remaining $6,000 of outstanding debentures was 2.1% as of December 31, 2016. For the three months ended December 31, 2016 and 2015, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended December 31,
	2016	2015
Stated interest expense	$2,456	$2,082
Amortization of debt issuance costs	373	487
Total interest and other debt financing expenses	$2,829	$2,569
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	3.5%	3.7%
Average outstanding balance	$279,543	$225,000

Revolving Credit Facility: On July 21, 2011, Funding entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which as of December 31, 2016 allowed Funding to borrow up to $200,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

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

As of December 31, 2016 and September 30, 2016, the Company had outstanding debt under the Credit Facility of $155,500 and $126,700, respectively. For the three months ended December 31, 2016 and 2015, the Company had borrowings on the Credit Facility of $130,250 and $56,550 and repayments on the Credit Facility of $101,450 and $60,750, respectively.

For the three months ended December 31, 2016 and 2015, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended December 31,
	2016	2015
Stated interest expense	$1,089	$766
Facility fees	68	124
Amortization of debt issuance costs	251	314
Total interest and other debt financing expenses	$1,408	$1,204
Cash paid for interest expense and facility fees	$1,060	$869
Annualized average stated interest rate	2.9%	2.5%
Average outstanding balance	$149,272	$119,789

Revolvers:  On November 22, 2013, Revolver Funding entered into a $15,000 revolving line of credit (as amended, the “Revolver”), which could have been increased up to $30,000, with The PrivateBank and Trust Company. On October 21, 2015, the Company and Revolver Funding terminated the Revolver. There were no borrowings outstanding on the Revolver at the time of termination and Revolver Funding was released of all obligations under the Revolver and all liens on the assets held by Revolver Funding collateralizing the Revolver were released.

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

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

For the three months ended December 31, 2016 and 2015, the components of interest expense, facility fees, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the three months ended December 31,
	2016	2015
Stated interest expense	N/A	$—
Facility fees	N/A	2
Amortization of debt issuance costs	N/A	34
Total interest and other debt financing expenses	N/A	$36
Cash paid for interest expense and facility fees	N/A	$2
Annualized average stated interest rate	N/A	N/A
Average outstanding balance	N/A	$—

On June 22, 2016, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $20,000 and expiration date of June 22, 2019. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 0.7% as of December 31, 2016. As of December 31, 2016 and September 30, 2016, the Company had no outstanding debt under the Adviser Revolver. For the three months ended December 31, 2016, the Company had no borrowings and repayments, did not incur any interest expense and no cash was paid for interest on the Adviser Revolver. The Adviser Revolver was not in existence for the three months ended December 31, 2015.

The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility, Revolver and Adviser Revolver) for the three months ended December 31, 2016 and 2015 was $881,880 and $805,789, respectively.

For the three months ended December 31, 2016 and 2015, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.4% and 3.3%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2016 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2010 Debt Securitization	$205,000	$—	$—	$—	$205,000
2014 Debt Securitization	246,000	—	—	—	246,000
SBA debentures	283,000	—	—	55,300	227,700
Credit Facility	155,500	—	—	155,500	—
Adviser Revolver	—	—	—	—	—
Total borrowings	$889,500	$—	$—	$210,800	$678,700

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

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

As of December 31, 2016 and September 30, 2016, the Company recognized secured borrowings at fair value of $462 and $475, respectively, and the fair values of the loans that are associated with these secured borrowings was $2,296 and $2,305, respectively.

These secured borrowings were the result of the Company’s completion of partial loan sales of one stop loans associated with two portfolio companies that did not meet the definition of a “participating interest”. As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings.

During the three months ended December 31, 2016, there were no partial loan sales, no fundings on revolving and delayed draw secured borrowings and repayments on secured borrowings totaled $13. During the three months ended December 31, 2015, there were no partial loan sales, no fundings on revolving and delayed draw secured borrowings and repayments on secured borrowings totaled $9, respectively.

For the three months ended December 31, 2016, the effective annualized average interest rate on secured borrowings, which includes amortization of original issuance costs, was 2.7%, interest expense was $3 and amortization of original issue discount was an amount less than $1. For the three months ended December 31, 2015, the effective annualized average interest rate on secured borrowings, which includes amortization of original issuance costs, was 4.6%, interest expense was $4 and amortization of original issue discount was an amount less than $1.

Note 8.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $73,284 and $81,417 under various undrawn revolvers and other credit facilities as of December 31, 2016 and September 30, 2016, respectively. As described in Note 4, the Company had commitments of up to $61,311 and $66,360 to SLF as of December 31, 2016 and September 30, 2016, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the consolidated statements of financial condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of December 31, 2016 and September 30, 2016. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 9.    Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2016	2015
Net asset value at beginning of period	$15.96	$15.80
Net increase in net assets as a result of issuance of shares(2)	0.01	0.01
Dividends and distributions declared:
From net investment income	(0.55)	(0.08)
From capital gains	(0.02)	(0.24)
Net investment income(3)	0.31	0.29
Net realized gain (loss) on investments	0.01	0.10
Net change in unrealized appreciation (depreciation) on investments	0.02	0.01
Net asset value at end of period	$15.74	$15.89
Per share market value at end of period	$18.39	$16.63
Total return based on market value(4)	2.24%	6.16%
Number of common shares outstanding	55,237,037	51,379,787

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2016	2015
Ratio of net investment income to average net assets*	7.65%	7.34%
Ratio of total expenses to average net assets (5)*	6.92%	6.79%
Ratio of incentive fees to average net assets	0.24%	0.22%
Ratio of expenses (without incentive fees) to average net assets*	6.68%	6.57%
Total return based on average net asset value (6)*	8.57%	10.10%
Net assets at end of period	$869,570	$816,360
Average debt outstanding	$881,880	$805,789
Average debt outstanding per share	$15.97	$15.68
Asset coverage ratio(7)	242.62%	239.18%
Portfolio turnover*	22.06%	44.59%

* Annualized for a period less than one year

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	Net increase in net assets as a result of issuance of shares related to shares issued through the DRIP.

(3)	Net investment income per share for the three months ended December 31, 2016 and 2015 is shown after a net expense of $10 and $302, respectively, for U.S. federal excise tax.

(4)	Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(5)	Expenses, other than incentive fees, are annualized for periods of less than one year.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

(6)
Total return based on average net asset value is calculated as (a) the net increase in net assets resulting from operations divided (b) the daily average of total net assets. Total return does not include sales load.

(7)
In accordance with the 1940 Act, with certain limited exceptions (including the Company's exemptive relief related to SBA debentures), the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016	2015
Earnings available to stockholders	$18,984	$20,639
Basic and diluted weighted average shares outstanding	55,064,870	51,302,788
Basic and diluted earnings per share	$0.34	$0.40

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during three months ended December 31, 2016 and 2015:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Three months ended December 31, 2015
11/17/2015	12/11/2015	12/29/2015	$0.32		$15,149	79,594	$1,267
Three months ended December 31, 2016
11/14/2016	12/12/2016	12/29/2016	$0.57	(1)	$28,239	177,970	$3,145

(1)	Includes a special distribution of $0.25 per share.

Note 12. Subsequent Events

On January 12, 2017, SBIC VI received approval for a license from the SBA to operate as an SBIC. This is the third SBIC license granted to the Company through its SBIC subsidiaries and allows SBIC VI to obtain up to $50,000 of leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and customary procedures.

On February 7, 2017, the Company’s Board declared a quarterly dividend of $0.32 per share payable on March 30, 2017 to holders of record as of March 7, 2017.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this quarterly report on Form 10-Q and as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2016.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $20.0 billion in capital under management as of December 31, 2016, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of December 31, 2016 and September 30, 2016, our portfolio at fair value was comprised of the following:

	As of December 31, 2016		As of September 30, 2016
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$169,817	10.0%	$162,849	9.8%
One stop	1,337,069	78.8	1,304,467	78.5
Second lien	18,981	1.1	27,909	1.7
Subordinated debt	1,411	0.1	1,427	0.1
Subordinated notes in SLF(1)(2)	—	—	77,301	4.7
LLC equity interests in SLF(2)	108,779	6.4	26,927	1.6
Equity	60,245	3.6	59,732	3.6
Total	$1,696,302	100.0%	$1,660,612	100.0%

(1)
On December 30, 2016, Senior Loan Fund LLC, or SLF, issued a capital call in an aggregate amount of $89.9 million the proceeds of which were used to redeem in full the outstanding balance on the subordinated notes previously issued by SLF and terminate all remaining subordinated note commitments.

(2)	Proceeds from the subordinated notes and limited liability company, or LLC, equity interests invested in SLF were utilized by SLF to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2016 and September 30, 2016, one stop loans included $129.9 million and $128.4 million, respectively, of late stage lending loans at fair value.

As of December 31, 2016 and September 30, 2016, we had debt and equity investments in 182 and 183 portfolio companies, respectively, and an investment in SLF.

The weighted average annualized income yield and weighted average annualized investment income yield of our income producing debt investments, which represented nearly 100% of our debt investments, for the three months ended December 31, 2016 and 2015 was as follows:

	For the three months ended December 31,
	2016	2015
Weighted average annualized income yield(1)	7.7%	7.6%
Weighted average annualized investment income yield(2)	8.1%	8.2%

(1)
Represents income from interest, including subordinated notes in SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments, and does not represent a return to any investor in us.

(2)
Represents income from interest, including subordinated notes in SLF, fees and amortization of capitalized fees and discounts divided by the average fair value of earning debt investments, and does not represent a return to any investor in us.

The total return, based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with the dividend reinvestment plan, or DRIP, for the three months ended December 31, 2016 and 2015, was 2.2% and 6.2%, respectively. The total return does not include sales load.

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

Collateral management fees are paid directly by the 2010 Issuer and the 2014 Issuer to GC Advisors and offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2010 Issuer and 2014 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring and subsequent amendments of a $350.0 million term debt securitization, or the 2010 Debt Securitization, and the initial structuring of a $402.6 million term debt securitization, or the 2014 Debt Securitization. The 2010 Issuer and 2014 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2010 Debt Securitization and the 2014 Debt Securitization, or, collectively, the Debt Securitizations, as applicable.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

On January 12, 2017, GC SBIC VI, L.P., or SBIC VI, received approval for a license from the United States Small Business Administration, or SBA, to operate as a small business investment company, or SBIC. This is the third SBIC license granted to us through our SBIC subsidiaries and allows SBIC VI to obtain up to $50.0 million of leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and customary procedures.

On February 7, 2017, our board of directors declared a quarterly distribution of $0.32 per share payable on March 30, 2017 to holders of record as of March 7, 2017.

Consolidated Results of Operations

Consolidated operating results for the three months ended December 31, 2016 and 2015 are as follows:

	For the three months ended December 31,		Variances
	2016	2015	2016 vs. 2015
	(In thousands)
Interest income	$29,251	$25,676	$3,575
Income from accretion of discounts and origination fees	1,807	1,891	(84)
Interest income from subordinated notes of SLF	1,639	1,626	13
Dividend income	898	1,007	(109)
Fee income	254	300	(46)
Total investment income	33,849	30,500	3,349
Total expenses	16,886	15,199	1,687
Net investment income - before excise tax	16,963	15,301	1,662
Excise tax	10	302	(292)
Net investment income - after excise tax	16,953	14,999	1,954
Net realized gain (loss) on investments	907	4,978	(4,071)
Net change in unrealized appreciation (depreciation) on investments, and secured borrowings	1,124	662	462
Net increase in net assets resulting from operations	$18,984	$20,639	$(1,655)
Average earning portfolio company investments, at fair value	$1,606,695	$1,438,097	$168,598
Average debt outstanding(1)	$881,880	$805,789	$76,091

(1)
For the three months ended December 31, 2016 and 2015, we have excluded $0.5 million and $0.4 million, respectively, of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meet the definition of a “participating interest”, as defined in the guidance to Accounting Standards Codification, or ASC, Topic 860 — Transfers and Servicing, or ASC Topic 860.

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income increased from the three months ended December 31, 2015 to the three months ended December 31, 2016 by $3.3 million primarily as a result of an increase in average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $168.6 million.

The annualized income yield by security type for the three months ended December 31, 2016 and 2015 was as follows:

	For the three months ended December 31,
	2016	2015
Senior secured	6.3%	6.2%
One stop	7.8%	7.7%
Second lien	10.7%	9.6%
Subordinated debt	6.7%	5.1%
Subordinated notes in SLF(1)	8.5%	8.2%

(1)	SLF’s proceeds from the subordinated notes were utilized by SLF to invest in senior secured loans.
Annualized income yields on one stop and senior secured loans remained relatively stable for the three months ended December 31, 2016 compared to the three months ended December 31, 2015. Due to the limited number of second lien and subordinated debt investments, quarterly income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment. The increase in the annualized income yield on second lien investments was driven by a contractual rate change on one investment representing 50% of the $19.0 million, at fair value, of second lien investments held at December 31, 2016. As of December 31, 2016, we have two second lien investments and two subordinated debt investments as shown in the Consolidated Schedule of Investments.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses:

	For the three months ended December 31,		Variances
	2016	2015	2016 vs. 2015
	(In thousands)
Interest and other debt financing expenses	$6,757	$5,482	$1,275
Amortization of debt issuance costs	849	1,249	(400)
Base management fee	5,837	5,314	523
Income Incentive Fee	1,611	407	1,204
Capital gain incentive fee accrued under GAAP	480	1,364	(884)
Professional fees	580	731	(151)
Administrative service fee	601	503	98
General and administrative expenses	171	149	22
Total expenses	$16,886	$15,199	$1,687

Interest and other debt financing expenses increased by $1.3 million from the three months ended December 31, 2015 to the three months ended December 31, 2016 primarily due to an increase in the weighted average of outstanding borrowings from $805.8 million for the three months ended December 31, 2015 to $881.9 million for the three months ended December 31, 2016 and an increase in the average London Interbank Offered Rate, or LIBOR, which is the index that determines the interest rate on our floating rate liabilities. The increase in our debt was primarily driven by an increase in our use of debt under our SBA debentures through our SBICs, which had outstanding balances of $283.0 million as of December 31, 2016 and $225.0 million as of December 31, 2015, as well as under the senior secured revolving credit facility, or the Credit Facility, entered into by Golub Capital BDC Funding LLC, or Funding, our wholly-owned subsidiary, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which increased to an outstanding balance of $155.5 million as of December 31, 2016 from an outstanding balance of $123.1 million as of December 31, 2015. The effective annualized average interest rate on our outstanding debt increased slightly to 3.4% for the three months ended December 31, 2016 from 3.3% for the three months ended December 31, 2015 primarily due to the increase in LIBOR.

The base management fee increased as a result of a sequential increase in average assets from December 31, 2015 to December 31, 2016. The administrative service fee increased from the three months ended December 31, 2015 to the three months ended December 31, 2016 due to an increase in costs associated with servicing a growing investment portfolio.

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee increased by $1.2 million from the three months ended December 31, 2015 to the three months ended December 31, 2016 primarily as a result of the $168.6 million increase in our average earning investment balance that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined below). For the three months ended December 31, 2016, while still not fully through the catch-up provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income increased to 8.5% compared to 2.4% for the three months ended December 31, 2015. "Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash.

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement for each of the three months ended December 31, 2016 and 2015 was $0. However, in accordance with generally accepted accounting principles in the United States of America, or GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement.

The accrual for capital gain incentive fee under GAAP of $0.5 million, or $0.01 per share, and $1.4 million, or $0.03 per share, for the three months ended December 31, 2016 and 2015, respectively. The decrease in the accrual for capital gain incentive fee under GAAP for the three months ended December 31, 2016 from the three months ended December 31, 2015 was primarily the result of reduced net realized gains and unrealized appreciation of debt and equity investments that totaled $5.6 million for the three months ended December 31, 2015 compared to $2.0 million for the three months ended December 31, 2016.

For additional details on the liquidation of equity investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three months ended December 31, 2016 and 2015 were $0.6 million and $0.6 million, respectively.

As of December 31, 2016 and September 30, 2016, included in accounts payable and accrued expenses were $0.7 million and $0.6 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2016 and 2015, we recorded a net expense of $10,000 and $302,000, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended December 31,		Variances
	2016	2015	2016 vs. 2015
	(In thousands)
Net realized gain (loss) on investments	$907	$4,978	$(4,071)
Net realized gain (loss)	907	4,978	(4,071)
Unrealized appreciation on investments	9,236	16,839	(7,603)
Unrealized (depreciation) on investments	(7,614)	(13,665)	6,051
Unrealized (depreciation) on investments in SLF(1)	(498)	(2,512)	2,014
Net change in unrealized appreciation (depreciation) on investments, investments in SLF, and secured borrowings	$1,124	$662	$462

(1)	Unrealized (depreciation) on investments in SLF includes our investment in LLC equity interests in SLF.
For the three months ended December 31, 2016, we had a net realized gain of $0.9 million primarily due to the net realized gains on the sale of portfolio company investments to SLF and the sale of two equity investments.

For the three months ended December 31, 2016, we had $9.2 million in unrealized appreciation on 110 portfolio company investments, which was partially offset by $7.6 million in unrealized depreciation on 144 portfolio company investments. Unrealized appreciation during the three months ended December 31, 2016 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during the three months ended December 31, 2016.

For the three months ended December 31, 2016, we had $0.5 million in unrealized depreciation on our investment in SLF LLC equity interests, which was primarily driven by SLF's one non-accrual portfolio company investment.

For the three months ended December 31, 2015, we had a net realized gain of $5.0 million primarily due to the sale of, or capital gain distributions received from, three equity investments that were partially offset by the realized loss on the write off of one non-accrual portfolio company investment.

For the three months ended December 31, 2015, we had $16.8 million in unrealized appreciation on 102 portfolio company investments, which was offset by $13.7 million in unrealized depreciation on 131 portfolio company investments. Unrealized appreciation during the three months ended December 31, 2015 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments and a reversal of prior period unrealized depreciation associated with the portfolio company investment write-off. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during the three months ended December 31, 2015.

For the three months ended December 31, 2015, we had $2.5 million in unrealized depreciation on our investment in SLF LLC equity interests. The unrealized depreciation on the SLF LLC equity interests was driven by negative credit-related adjustments associated with SLF’s investment portfolio. For the three months ended December 31, 2015, we had no unrealized appreciation or depreciation on our investment in SLF subordinated notes.

Liquidity and Capital Resources

For the three months ended December 31, 2016, we experienced a net decrease in cash and cash equivalents of $5.2 million. During the period, cash used in operating activities was $13.9 million, primarily as a result of fundings of portfolio investments of $122.7 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $93.9 million. During the same period, cash provided by investment activities of $12.6 million was primarily driven by the decrease in restricted cash and cash equivalents. Lastly, cash used in financing activities was $3.9 million, primarily driven by repayments of debt of $111.5 million and distributions paid of $28.2 million that were partially offset by borrowings on debt of $136.3 million.

For the three months ended December 31, 2015, we experienced a net increase in cash and cash equivalents of $1.4 million. During the period, cash provided by operating activities was $23.0 million, primarily as a result of proceeds from principal payments and sales of portfolio investments of $171.4 million, partially offset by the funding of investments of $162.8 million and net investment income of $15.0 million. During the same period, cash used in investment activities of $2.2 million was driven by the increase in restricted cash and cash equivalents. Lastly, cash used in financing activities was $19.4 million, primarily driven by repayments of debt of $60.8 million and distributions paid of $15.1 million that were partially offset by borrowings on debt of $56.6 million.

As of December 31, 2016 and September 30, 2016, we had cash and cash equivalents of $5.7 million and $10.9 million, respectively. In addition, we had restricted cash and cash equivalents of $66.0 million and $78.6 million as of December 31, 2016 and September 30, 2016, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of December 31, 2016, $51.9 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitizations, which are described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitizations. $5.3 million of such restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. As of December 31, 2016, $8.8 million of restricted cash and cash equivalents could be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs, which are described in further detail in Note 7 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of December 31, 2016, the Credit Facility allowed Funding to borrow up to $200.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2016 and September 30, 2016, we had $155.5 million and $126.7 million outstanding under the Credit Facility, respectively. As of December 31, 2016 and September 30, 2016, subject to leverage and borrowing base restrictions, we had approximately $44.5 million and $73.3 million, respectively, of remaining commitments and $10.5 million and $30.8 million, respectively, of availability on the Credit Facility.

On June 22, 2016, we entered into an unsecured revolving credit facility with GC Advisors, or the Adviser Revolver, which permitted us to borrow up to $20.0 million at any one time outstanding. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past, and generally intend in the future, that borrowings under the Adviser Revolver will be repaid within the same quarter in which they are drawn. As of December 31, 2016 and September 30, 2016, we had no amounts outstanding on the Adviser Revolver.

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

On July 16, 2010, we completed the 2010 Debt Securitization, which was subsequently increased to $350.0 million.

On October 20, 2016, we further amended the 2010 Debt Securitization to, among other things, (a) refinance the issued Class A notes issued by the 2010 Issuer, or the 2010 Notes, by redeeming in full the $203.0 million Class A 2010 Notes and issuing new Class A-Refi 2010 Notes in an aggregate principal amount of $205.0 million that bear interest at a rate of three-month LIBOR plus 1.90%, (b) refinance the Class B Notes by redeeming in full the $12.0 million Class B 2010 Notes and issuing new Class B-Refi 2010 Notes in an aggregate principal amount of $10.0 million that bear interest at a rate of three-month LIBOR plus 2.40%, and (c) extend the reinvestment period applicable to the 2010 Issuer to July 20, 2018. Following the refinancing, Golub Capital BDC 2010-1 Holdings LLC, or Holdings, retained the Class B-Refi 2010 Notes.

As of December 31, 2016, the 2010 Notes consisted of $205.0 million of Class A-Refi 2010 Notes, which bear interest at a rate of three-month LIBOR plus 1.90%, $10.0 million of Class B-Refi 2010 Notes, which bear interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest. The Class A-Refi 2010 Notes are included in the December 31, 2016 consolidated statement of financial condition as debt of the Company and the Class B-Refi 2010 Notes and Subordinated 2010 Notes were eliminated in consolidation. As of September 30, 2016, the 2010 Notes consisted of $203.0 million of Class A 2010 Notes, which bore interest at a rate of three-month LIBOR plus 1.74%, $12.0 million of Class B 2010 Notes, which bore interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest. The Class A and Class B 2010 Notes are included in the September 30, 2016 consolidated statement of financial condition as debt of the Company and the Subordinated 2010 Notes were eliminated in consolidation. As of December 31, 2016 and September 30, 2016, we had outstanding debt under the 2010 Debt Securitization of $205.0 million and $215.0 million, respectively.

On June 5, 2014, we completed the 2014 Debt Securitization in which the 2014 Issuer issued an aggregate of $402.6 million of notes, or the 2014 Notes, including $191.0 million of Class A-1 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.95%, $35.0 million of Class B 2014 Notes, which bear interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bear interest at a rate of three-month LIBOR plus 3.50%, and $119.1 million of LLC equity interests in the 2014 Issuer that do not bear interest. We retained all of the Class C 2014 Notes and LLC equity interests in the 2014 Issuer totaling $37.5 million and $119.1 million, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the December 31, 2016 and September 30, 2016 consolidated statements of financial condition as our debt and the Class C 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of December 31, 2016 and September 30, 2016, we had outstanding debt under the 2014 Debt Securitization of $246.0 million.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350.0 million. The maximum amount that a single SBIC licensee may issue is $150.0 million. As of December 31, 2016, GC SBIC IV, L.P., or SBIC IV, and GC SBIC V, L.P., or SBIC V, had $150.0 million and $133.0 million of outstanding SBA-guaranteed debentures, respectively, that mature between March 2021 and September 2026, leaving incremental borrowing capacity of $17.0 million for SBIC V under present SBIC regulations. As of September 30, 2016, SBIC IV and SBIC V had $150.0 million and $127.0 million of outstanding SBA-guaranteed debentures, respectively, that mature between March 2021 and September 2026.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of December 31, 2016, our asset coverage for borrowed amounts was 242.6% (excluding the SBA debentures).

As of December 31, 2016 and September 30, 2016, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $73.8 million and $81.4 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. As of December 31, 2016, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility and Adviser Revolver and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are salable over a relatively short period to generate cash.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future securities offerings and through our DRIP as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition to capital not being available, it also may not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing capital generated from repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.

Portfolio Composition, Investment Activity and Yield

As of December 31, 2016 and September 30, 2016, we had investments in 182 and 183 portfolio companies, respectively, with a total fair value of $1,587.5 million and $1,556.4 million, respectively, and had investments in SLF with a total fair value of $108.8 million and $104.2 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2016 and 2015:

	For the three months ended December 31,
	2016			2015
	(In thousands)	Percentage of Commitments		(In thousands)	Percentage of Commitments
Senior secured	$27,486	22.4%		$35,136	21.2%
One stop	85,668	69.8		113,464	68.6
Subordinated debt	12	0.0	*	—	—
Subordinated notes of SLF(1)	5,457	4.4		6,168	3.7
LLC equity interests of SLF(1)	3,661	3.0		9,337	5.7
Equity securities	437	0.4		1,340	0.8
Total new investment commitments	$122,721	100.0%		$165,445	100.0%

* Represents an amount less than 0.1%.

(1)
SLF’s proceeds from the subordinated notes and LLC equity interests were utilized by SLF to invest in senior secured loans. As of December 31, 2016, SLF had investments in senior secured loans to 61 different borrowers.

For the three months ended December 31, 2016 and 2015, we had approximately $56.8 million and $90.8 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies, excluding $78.7 million of proceeds from the repayment in full and termination of our investment in subordinated notes of SLF. For the three months ended December 31, 2016 and 2015, we had sales of securities in 11 and 12 portfolio companies, respectively, aggregating approximately $37.1 million and $80.4 million, respectively, in net proceeds.

The following table shows the par, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2016 (1)				As of September 30, 2016 (1)
	Par	Amortized Cost	Fair Value		Par	Amortized Cost	Fair Value
	(In thousands)
Senior secured:
Performing	$170,901	$168,872	$169,886		$163,380	$161,536	$162,693
Non-accrual (2)	1,438	1,433	(69)	(3)	1,438	1,433	156
One stop:
Performing	1,349,117	1,330,533	1,335,899		1,317,595	1,299,211	1,303,297
Non-accrual (2)	3,899	3,845	1,170		3,899	3,845	1,170
Second lien:
Performing	18,981	18,719	18,981		27,909	27,579	27,909
Non-accrual (2)	—	—	—		—	—	—
Subordinated debt:
Performing	1,763	1,763	1,411		1,750	1,750	1,427
Non-accrual (2)	—	—	—		—	—	—
Subordinated notes of SLF (4)(5)
Performing	—	—	—		77,301	77,301	77,301
Non-accrual (2)	—	—	—		—	—	—
LLC equity interests of SLF (4)(5)	N/A	113,689	108,779		N/A	31,339	26,927
Equity	N/A	45,885	60,245		N/A	46,179	59,732
Total	$1,546,099	$1,684,739	$1,696,302		$1,593,272	$1,650,173	$1,660,612

(1)	16 and 14 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of December 31, 2016 and September 30, 2016, respectively.

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

(4)
On December 30, 2016, SLF issued a capital call in an aggregate amount of $89.9 million the proceeds of which were used to redeem in full the outstanding balance on the subordinated notes previously issued by SLF and terminate all remaining subordinated note commitments.

(5)	SLF's proceeds from the subordinated notes and LLC equity interest in SLF were utilized by SLF to invest in senior secured loans.
As of December 31, 2016 and September 30, 2016, the fair value of our debt investments as a percentage of the outstanding par value was 98.8% and 98.8%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2016 and 2015:

	For the three months ended December 31,
	2016	2015
Weighted average rate of new investment fundings(1)	6.9%	6.7%
Weighted average spread over LIBOR of new floating rate investment fundings(1)	5.9%	5.7%
Weighted average fees of new investment fundings	1.6%	1.5%
Weighted average rate of sales and payoffs of portfolio investments(1)(2)	6.9%	7.3%
Weighted average annualized income yield (4)	7.7%	7.6%

(1)	Excludes subordinated note investments in SLF.

(2)	Excludes exits on investments on non-accrual status.

(3)
Represents income from interest, including subordinated note investment in SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments.

As of December 31, 2016, 99.5% and 99.5% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2016, 93.3% and 93.6% of our debt portfolio, including our investment in SLF subordinated notes which were not subject to an interest rate floor, at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2016, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding SLF) was $26.1 million. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2016 and September 30, 2016:

	December 31, 2016			September 30, 2016
Internal Performance Rating	Investments at Fair Value (In thousands)		Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$75,633		4.5%	$93,768	5.7%
4	1,406,965		82.9	1,380,274	83.1
3	196,001		11.6	176,464	10.6
2	17,772		1.0	9,950	0.6
1	(69)	(1)	0.0 *	156	0.0 *
Total	$1,696,302		100.0%	$1,660,612	100.0%

*	Represents an amount less than 0.1%.

(1)	The negative fair value is the result of the unfunded commitment being valued below par.

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

As of December 31, 2016, SLF is capitalized from LLC equity interest subscriptions from its members. On December 14, 2016, the SLF investment committee approved the recapitalization of the commitments of SLF’s members. On December 30, 2016, SLF’s members entered into additional LLC equity interest subscriptions totaling $160.0 million, SLF issued capital calls totaling $89.9 million to us and RGA and the subordinated notes previously issued by SLF were redeemed and terminated. As of December 31, 2016 and September 30, 2016, we and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests. SLF’s profits and losses are allocated to us and RGA in accordance with our respective ownership interests. As of September 30, 2016, we and RGA owned 87.5% and 12.5%, respectively, of the outstanding subordinated notes issued by SLF.

As of December 31, 2016 and September 30, 2016, SLF had the following commitments from its members:

	As of December 31, 2016		As of September 30, 2016
	Committed	Funded(1)(2)	Committed	Funded(1)(2)
	(Dollars in thousands)
Subordinated note commitments (3)	$—	$—	$160,000	$88,344
LLC equity commitments (3)	200,000	129,930	40,000	35,816
Total	$200,000	$129,930	$200,000	$124,160

(1)	Funded subordinated note commitments as of September 30, 2016 are presented net of repayments subject to recall. The subordinated note commitments were terminated as of December 30, 2016.

(2)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

(3)	Commitments presented are combined for us and RGA.
As of December 31, 2016, the senior secured revolving credit facility, or, as amended, the SLF Credit Facility, which SLF entered into through its wholly-owned subsidiary, Senior Loan Fund II LLC, or SLF II, allows SLF II to borrow up to $300.0 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ends May 12, 2017, and the stated maturity date is May 13, 2020. As of December 31, 2016 and September 30, 2016, SLF II had outstanding debt under the SLF Credit Facility of $220.6 million and $214.1 million, respectively.

Through the reinvestment period, the SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.25%, depending on the composition of the collateral asset portfolio, per annum. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the SLF Credit Facility.

As of December 31, 2016 and September 30, 2016, SLF had total assets at fair value of $345.0 million and $332.8 million, respectively. As of both December 31, 2016 and September 30, 2016, SLF had one portfolio company investment on non-accrual status and the total fair value of non-accrual loans was $5.7 million and $6.7 million, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of December 31, 2016 and September 30, 2016, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $23.5 million and $24.1 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual loans in SLF’s portfolio as of December 31, 2016 and September 30, 2016:

	As of December 31, 2016	As of September 30, 2016
	(Dollars in thousands)
Senior secured loans (1)	$342,140	$331,473
Weighted average current interest rate on senior secured loans (2)	6.1%	6.0%
Number of borrowers in SLF	61	62
Largest portfolio company investment(1)	$13,925	$13,050
Total of five largest portfolio company investments(1)	$62,008	$61,118

(1)	At principal/par amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal/par amount.

SLF Loan Portfolio as of December 31, 2016
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
						(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8%		$2,110	$2,110
Accellos, Inc. (3)	Diversified Conglomerate Service	Senior loan	07/2020	6.8		13,925	13,925
Advanced Pain Management Holdings, Inc.,	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		466	452
Advanced Pain Management Holdings, Inc.,	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		6,805	6,601
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		5,011	5,011
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0		4,818	4,818
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8		3,714	3,714
Arise Virtual Solutions, Inc. (3)	Telecommunications	Senior loan	12/2018	7.8		10,241	9,728
Atkins Nutritionals, Inc (3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		5,664	5,664
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5		10,640	10,640
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8		4,935	4,927
C.B. Fleet Company, Incorporated	Personal and Non-Durable Consumer Products	Senior loan	12/2021	5.8		7,594	7,594
Certara L.P. (3)	Healthcare, Education and Childcare	Senior loan	12/2018	7.3		8,285	8,285
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5		4,212	4,180
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		4,362	4,362
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		8,655	8,655
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		41	41
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		1,237	1,237
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.6		2,460	2,460
CPI Buyer, LLC (Cole-Parmer) (3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,791	5,791
Curo Health Services LLC (3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		5,895	5,942
DentMall MSO, LLC (4)	Retail Stores	Senior loan	07/2019	6.1		1,076	576
DentMall MSO, LLC (4)	Retail Stores	Senior loan	07/2019	6.0		10,147	5,074
DISA Holdings Acquisition Subsidiary Corp.	Diversified Conglomerate Service	Senior loan	12/2020	5.5		160	128
DISA Holdings Acquisition Subsidiary Corp.	Diversified Conglomerate Service	Senior loan	12/2020	5.5		4,557	4,420
EAG, INC. (Evans Analytical Group)	Diversified Conglomerate Service	Senior loan	07/2018	5.3		2,080	2,080
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.5		4,761	4,761
Express Oil Change, LLC (3)	Retail Stores	Senior loan	12/2017	6.0		4,773	4,773
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	02/2020	7.3		1,965	1,986
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		1,915	1,901
Flexan, LLC (3)(5)	Chemicals, Plastics and Rubber	Senior loan	02/2020	N/A	(6)	—	(7)
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.8		1,686	1,669
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.8		6,075	6,014
Harvey Tool Company, LLC	Diversified Conglomerate Manufacturing	Senior loan	03/2020	6.0		3,100	3,100
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.2		65	65
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.0		103	103
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.3		2,336	2,336
Joerns Healthcare, LLC (3)	Healthcare, Education and Childcare	Senior loan	05/2020	8.0		9,573	8,999
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		1,061	1,061
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	7.3		1,342	1,342
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		6,816	6,816
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		2,227	2,227
Mediaocean LLC (5)	Diversified Conglomerate Service	Senior loan	08/2020	N/A	(6)	—	(1)
Mediaocean LLC	Diversified Conglomerate Service	Senior loan	08/2022	5.8		3,129	3,129
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.8		7	7
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		50	50
Northwestern Management Services, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		4,818	4,818

SLF Loan Portfolio as of December 31, 2016 – (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
						(In thousands)
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	5.8%		$90	$76
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	5.8		1,993	1,953
Pasternack Enterprises, Inc.	Diversified Conglomerate Manufacturing	Senior loan	05/2022	6.0		4,090	4,090
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,950	1,032
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		1,368	1,368
PetVet Care Centers LLC (3)(5)	Personal, Food and Miscellaneous Services	Senior loan	12/2019	N/A	(6)	—	(7)
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		1,216	1,204
PetVet Care Centers LLC (3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		5,880	5,821
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.3		35	35
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.0		54	54
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.0		4,722	4,722
PowerPlan Holdings, Inc. (3)	Utilities	Senior loan	02/2022	5.8		11,982	11,982
Premise Health Holding Corp. (3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		11,861	11,861
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.9		298	298
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	6.8		9,813	9,813
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0		5,680	5,623
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		509	509
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		600	600
Radiology Partners, Inc. (3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		7,852	7,852
Reliant Pro ReHab, LLC (3)	Healthcare, Education and Childcare	Senior loan	12/2017	6.0		3,316	3,316
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	5.6		3	3
RSC Acquisition, Inc. (3)	Insurance	Senior loan	11/2022	6.3		3,894	3,894
Rubio's Restaurants, Inc (3)	Beverage, Food and Tobacco	Senior loan	11/2018	6.0		5,031	5,031
Rug Doctor LLC	Personal and Non-Durable Consumer Products	Senior loan	06/2018	6.3		7,483	7,483
Saldon Holdings, Inc.	Diversified Conglomerate Service	Senior loan	09/2021	5.5		2,631	2,631
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8		3,712	3,712
SEI, Inc. (3)	Electronics	Senior loan	07/2021	5.8		8,689	8,689
Self Esteem Brands, LLC (3)	Leisure, Amusement, Motion Pictures and Entertainment	Senior loan	02/2020	5.0		6,033	6,033
Severin Acquisition, LLC (3)	Diversified Conglomerate Service	Senior loan	07/2021	5.9		4,869	4,846
Smashburger Finance LLC (5)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A	(6)	—	(2)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		71	70
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		71	70
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		72	70
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		72	70
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		910	892
Southern Anesthesia and Surgical	Healthcare, Education and Childcare	Senior loan	11/2017	6.5		2,708	2,708
Tate's Bake Shop, Inc. (3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0		2,948	2,948
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3		4,582	4,567
Transaction Data Systems, Inc. (5)	Diversified Conglomerate Service	Senior loan	06/2020	N/A	(6)	—	(1)
Transaction Data Systems, Inc.	Diversified Conglomerate Service	Senior loan	06/2021	6.3		7,449	7,406
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8		2,917	2,455
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0		100	100
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0		4,839	4,839
Young Innovations, Inc. (3)(5)	Healthcare, Education and Childcare	Senior loan	01/2019	N/A	(6)	—	(4)
Young Innovations, Inc. (3)	Healthcare, Education and Childcare	Senior loan	01/2019	6.0		3,795	3,757
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8		5,269	5,242
						$342,140	$333,275

(1)	Represents the weighted average annual current interest rate as of December 31, 2016. All interest rates are payable in cash.

(2)
Represents the fair value in accordance with ASC Topic 820 - Fair Value Measurement, or ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	Loan was on non-accrual status as of December 31, 2016, meaning that SLF has ceased recognizing interest income on the loan.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

(6)	The entire commitment was unfunded at December 31, 2016. As such, no interest is being earned on this investment.

SLF Loan Portfolio as of September 30, 2016
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
						(In thousands)
1A Smart Start LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8%		$2,116	$2,111
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,945	1,938
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		6,805	6,601
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		466	452
Advanced Pain Management Holdings, Inc.(4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A	(5)	—	(35)
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		5,037	5,037
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0		4,818	4,806
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8		3,895	3,895
Arise Virtual Solutions, Inc.(3)	Telecommunications	Senior loan	12/2018	7.8		10,804	10,264
Arise Virtual Solutions, Inc.(3)(4)	Telecommunications	Senior loan	12/2018	N/A	(5)	—	(28)
Atkins Nutritionals, Inc.(3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		5,664	5,664
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,876	1,813
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5		10,667	10,667
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8		4,948	4,938
C.B. Fleet Company, Incorporated	Personal and Non-Durable Consumer Products	Senior loan	12/2021	5.8		7,613	7,613
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5		4,460	4,427
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		8,677	8,677
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		4,373	4,373
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		2,466	2,454
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		1,240	1,234
CPI Buyer, LLC (Cole-Parmer)(3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,805	5,776
Curo Health Services LLC(3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		5,910	5,928
DentMall MSO, LLC(6)	Retail Stores	Senior loan	07/2019	6.0		10,147	6,088
DentMall MSO, LLC(6)	Retail Stores	Senior loan	07/2019	6.0		1,000	598
DISA Holdings Acquisition Subsidiary Corp.	Diversified Conglomerate Service	Senior loan	12/2020	5.5		4,568	4,431
DISA Holdings Acquisition Subsidiary Corp.	Diversified Conglomerate Service	Senior loan	12/2020	5.5		255	224
EAG, INC. (Evans Analytical Group)	Diversified Conglomerate Service	Senior loan	07/2017	5.0		2,113	2,113
Encore GC Acquisition, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2020	6.3		4,773	4,773
Encore GC Acquisition, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2020	7.8		164	164
Express Oil Change, LLC(3)	Retail Stores	Senior loan	12/2017	6.0		4,841	4,841
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	02/2020	7.3		1,976	1,998
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,920	3,799
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3		6,090	6,090
Harvey Tool Company, LLC(3)	Diversified Conglomerate Manufacturing	Senior loan	03/2020	6.0		3,108	3,108
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.3		2,342	2,342
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.0		104	104
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.2		65	65
Joerns Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	05/2020	6.0		9,598	9,118
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		6,834	6,834
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		1,061	1,061
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		596	596
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	6.8		3,781	3,781
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3		179	179
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		2,233	2,233
Mediaocean LLC(3)	Diversified Conglomerate Service	Senior loan	08/2022	5.8		3,137	3,137
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		4,288	4,224

SLF Loan Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal/ Par Amount	Fair Value(2)
						(In thousands)
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	6.5%		$470	$463
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	7.5		1	1
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.5		1,998	1,958
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.7		180	166
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified Conglomerate Manufacturing	Senior loan	05/2022	6.0		1,640	1,623
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,955	1,163
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		1,419	1,419
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		5,895	5,895
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		1,219	1,219
PowerPlan Holdings, Inc.(3)	Utilities	Senior loan	02/2022	5.8		11,994	11,994
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		13,026	13,026
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		10	10
Premise Health Holding Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		11,891	11,891
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2019	6.8		8,354	8,354
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.8		373	373
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0		5,880	5,821
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		7,072	7,001
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		801	792
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		510	505
Radiology Partners, Inc.(3)(4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(6)
Radiology Partners, Inc.(3)(4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(3)
Reliant Pro ReHab, LLC(3)	Healthcare, Education and Childcare	Senior loan	12/2017	6.0		3,337	3,337
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3		3,732	3,732
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3		172	172
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.8		33	33
Rubio's Restaurants, Inc.(3)	Beverage, Food and Tobacco	Senior loan	11/2018	6.0		5,044	5,044
Rug Doctor LLC	Personal and Non-Durable Consumer Products	Senior loan	06/2018	6.3		7,780	7,780
Saldon Holdings, Inc.	Diversified Conglomerate Service	Senior loan	09/2021	5.5		2,718	2,718
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8		3,722	3,722
SEI, Inc.	Electronics	Senior loan	07/2021	5.8		8,711	8,711
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures and Entertainment	Senior loan	02/2020	5.0		6,342	6,342
Severin Acquisition, LLC(3)	Diversified Conglomerate Service	Senior loan	07/2021	5.9		4,882	4,858
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		951	932
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	74
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC(4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A	(5)	—	(2)
Systems Maintenance Services Holding, Inc.(3)	Electronics	Senior loan	10/2019	5.0		2,396	2,396
Tate's Bake Shop, Inc.(3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0		2,955	2,955
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3		4,582	4,566
Transaction Data Systems, Inc.(3)	Diversified Conglomerate Service	Senior loan	06/2021	6.3		5,260	5,260
Transaction Data Systems, Inc.	Diversified Conglomerate Service	Senior loan	06/2020	5.5		9	8
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8		2,924	2,295
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0		4,869	4,869
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0		100	100
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3		3,804	3,818

SLF Loan Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal/ Par Amount	Fair Value(2)
					(In thousands)
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2018	6.8%	$122	$118
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8	5,282	5,282
					$331,473	$323,510

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at September 30, 2016. As such, no interest is being earned on this investment.

(6)	Loan was on non-accrual status as of September 30, 2016, meaning that SLF has ceased recognizing interest income on the loan.
As of December 31, 2016, we have committed to fund $175.0 million of LLC equity interest subscriptions to SLF. As of December 31, 2016 and September 30, 2016, $113.7 million and $31.3 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three months ended December 31, 2016 and 2015, we received $0.7 million and $0.8 million in dividend income from the SLF LLC equity interests, respectively.

As of September 30, 2016, the amortized cost, net of principal repayments that were subject to recall, and fair value of the subordinated notes held by us was $77.3 million and $77.3 million, respectively. As of September 30, 2016, the subordinated notes paid a weighted average interest rate of three-month LIBOR plus 8.0%. For the three months ended December 31, 2016 and 2015, the Company earned interest income on the subordinated notes of $1.6 million and $1.6 million, respectively.

For the three months ended December 31, 2016 and 2015, we earned an annualized total return on our weighted average capital invested in SLF of 7.1% and (0.4)%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF by the combined daily average of our investments in (1) the principal of the SLF subordinated notes, if any, and (2) the NAV of the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of December 31, 2016 and September 30, 2016 and for the three months ended December 31, 2016 and 2015:

	December 31, 2016	September 30, 2016
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments, at fair value	$333,275	$323,510
Cash and other assets	7,892	7,281
Receivable from investments sold	3,843	1,995
Total assets	$345,010	$332,786
Senior credit facility	$220,600	$214,050
Unamortized debt issuance costs	(563)	(949)
Other liabilities	654	567
Total liabilities	220,691	213,668
Subordinated notes and members’ equity	124,319	119,118
Total liabilities and members' equity	$345,010	$332,786

	Three months ended December 31,
	2016	2015
	(In thousands)
Selected Statement of Operations Information:
Interest income	$5,190	$5,355
Total investment income	5,190	5,355
Interest expense	3,884	3,719
Administrative service fee	127	85
Other expenses	33	35
Total expenses	4,044	3,839
Net investment income	1,146	1,516
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	(862)	(3,501)
Net increase (decrease) in net assets	$284	$(1,985)

SLF elected to fair value the subordinated notes, prior to their termination, issued to us and RGA under ASC Topic 825 — Financial Instruments, or ASC Topic 825. The subordinated notes were valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For each of the three months ended December 31, 2016 and 2015, SLF did not recognize unrealized appreciation or depreciation on the subordinated notes.

As of December 31, 2016, SLF had no subordinated notes outstanding. As of September 30, 2016, SLF had $88.3 million of aggregate contractual principal amounts of subordinated notes outstanding for which the fair value option was elected with a fair value and carrying value of $88.3 million.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of December 31, 2016 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2010 Debt Securitization	$205.0	$—	$—	$—	$205.0
2014 Debt Securitization	246.0	—	—	—	246.0
SBA debentures	283.0	—	—	55.3	227.7
Credit Facility	155.5	—	—	155.5	—
Adviser Revolver	—	—	—	—	—
Unfunded commitments (1)	73.3	73.3	—	—	—
Total contractual obligations (2)	$962.8	$73.3	$—	$210.8	$678.7

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in SLF, as of December 31, 2016. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2016, subject to the terms of each loan’s respective credit agreement.

(2)	Total contractual obligations exclude $0.5 million of secured borrowings.
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2016 and September 30, 2016, we had outstanding commitments to fund investments totaling $73.3 million and $81.4 million, respectively. We have commitments of up to $61.3 million and $66.4 million to SLF as of December 31, 2016 and September 30, 2016, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

•
GC Advisors serves as collateral manager to the 2010 Issuer and the 2014 Issuer under the 2010 Collateral Management Agreement and 2014 Collateral Management Agreement, respectively, and receives a fee for providing these services that is offset against the base management fee payable by us under the Investment Advisory Agreement.

•	We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.

•
During calendar year 2016, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $1.5 million of shares, or 95,035 shares, of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2015, the Trust purchased approximately $16.0 million of shares, or 952,051 shares, of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2014, the Trust purchased approximately $14.5 million of shares, or 835,271 shares, of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital Investment Corporation, an unlisted business development company that primarily focuses on investing in senior secured and one stop loans. In addition, our officers and directors serve in similar capacities for Golub Capital Investment Corporation. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

Determination of fair values involves subjective judgments and estimates. Under current accounting standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2016 and 2015. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2016 and September 30, 2016, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs of the fair value hierarchy.

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

Valuation of Secured Borrowings

We have elected the fair value option under ASC Topic 825 relating to accounting for debt obligations at their fair value for our secured borrowings which arise due to partial loan sales that do not meet the criteria for sale treatment under ASC Topic 860. All secured borrowings as of December 31, 2016 and September 30, 2016 were valued using Level 3 inputs under the fair value hierarchy, and our approach to determining fair value of Level 3 secured borrowings is consistent with our approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $1.1 million as of December 31, 2016 and $1.3 million as of September 30, 2016.

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

Income taxes: See “Consolidated Results of Operations - Expenses - Excise Tax Expense.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2016 and September 30, 2016, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.03% and 1.04%, respectively. Prior to their redemption on October 20, 2016, the Class A 2010 Notes issued as part of the 2010 Debt Securitization had floating interest rate provisions based on three-month LIBOR that resets quarterly as do the Class A-Refi 2010 Notes issued in connection with the refinancing of the 2010 Debt Securitization. In addition, Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization have floating interest rate provisions based on three-month LIBOR that reset quarterly and the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily. As of each of December 31, 2016 and September 30, 2016, the weighted average LIBOR floor on the secured borrowings, which reset quarterly, was 1.00%. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of December 31, 2016 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$—	$(1,516)	$1,516
Up 50 basis points	7,151	3,035	4,116
Up 100 basis points	14,798	6,070	8,728
Up 150 basis points	22,451	9,105	13,346
Up 200 basis points	30,103	12,139	17,964

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2016, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations and the Credit Facility, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of December 31, 2016 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange-Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings.

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

10.1
Supplemental Indenture No. 3, dated October 20, 2016, by and between Golub Capital BDC 2010-1 LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on October 20, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: February 8, 2017	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: February 8, 2017	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)