Form 10-Q
period 2017-03-31
Golub Capital BDC, Inc.
filed 2017-05-09
CIK 1476765

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

As of May 9, 2017, the Registrant had 57,365,923 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2017	September 30, 2016
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,608,437	$1,546,766
Non-controlled affiliate company investments	9,438	9,618
Controlled affiliate company investments	116,130	104,228
Total investments at fair value (amortized cost of $1,718,936 and $1,650,173, respectively)	1,734,005	1,660,612
Cash and cash equivalents	4,614	10,947
Restricted cash and cash equivalents	39,330	78,593
Interest receivable	6,013	5,935
Other assets	265	422
Total Assets	$1,784,227	$1,756,509
Liabilities
Debt	$863,650	$864,700
Less unamortized debt issuance costs	4,921	5,627
Debt less unamortized debt issuance costs	858,729	859,073
Secured borrowings, at fair value (proceeds of $445 and $471, respectively)	448	475
Interest payable	3,637	3,229
Management and incentive fees payable	12,328	12,763
Accounts payable and accrued expenses	1,940	2,072
Payable for open trades	190	—
Accrued trustee fees	74	72
Total Liabilities	877,346	877,684
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2017 and September 30, 2016	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 57,103,423 and 55,059,067 shares issued and outstanding as of March 31, 2017 and September 30, 2016, respectively	57	55
Paid in capital in excess of par	893,388	855,998
Undistributed net investment income	4,411	18,832
Net unrealized appreciation (depreciation) on investments and secured borrowings	17,735	13,104
Net realized gain (loss) on investments	(8,710)	(9,164)
Total Net Assets	906,881	878,825
Total Liabilities and Total Net Assets	$1,784,227	$1,756,509
Number of common shares outstanding	57,103,423	55,059,067
Net asset value per common share	$15.88	$15.96

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$30,630	$27,322	$61,361	$54,889
Dividend income	8	51	160	282
Fee income	178	474	432	774
Total investment income from non-controlled/non-affiliate company investments	30,816	27,847	61,953	55,945
From non-controlled affiliate company investments:
Interest income	324	21	651	21
Total investment income from non-controlled affiliate company investments	324	21	651	21
From controlled affiliate company investments:
Interest income	—	1,767	1,639	3,393
Dividend income	2,417	1,127	3,163	1,903
Total investment income from controlled affiliate company investments	2,417	2,894	4,802	5,296
Total investment income	33,557	30,762	67,406	61,262
Expenses
Interest and other debt financing expenses	7,674	6,833	15,280	13,564
Base management fee	5,848	5,405	11,685	10,719
Incentive fee	2,110	180	4,201	1,951
Professional fees	717	700	1,297	1,431
Administrative service fee	524	609	1,125	1,112
General and administrative expenses	130	136	301	285
Total expenses	17,003	13,863	33,889	29,062
Net investment income - before excise tax	16,554	16,899	33,517	32,200
Excise tax	7	31	17	333
Net investment income - after excise tax	16,547	16,868	33,500	31,867
Net gain (loss) on investments and secured borrowings
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	686	178	1,593	2,434
Non-controlled affiliate company investments	—	—	—	2,722
Net realized gain (loss) on investments	686	178	1,593	5,156
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	2,723	1,118	4,988	2,949
Non-controlled affiliate company investments	213	(4,142)	(430)	(2,799)
Controlled affiliate company investments	570	155	72	(2,357)
Net change in unrealized appreciation (depreciation) on investments	3,506	(2,869)	4,630	(2,207)
Net change in unrealized appreciation (depreciation) on secured borrowings	1	—	1	—
Net gain (loss) on investments and secured borrowings	4,193	(2,691)	6,224	2,949
Net increase in net assets resulting from operations	$20,740	$14,177	$39,724	$34,816
Per Common Share Data
Basic and diluted earnings per common share	$0.38	$0.28	$0.72	$0.68
Dividends and distributions declared per common share	$0.32	$0.32	$0.89	$0.64
Basic and diluted weighted average common shares outstanding	55,395,179	51,382,676	55,228,210	51,342,514

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

					Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings
	Common Stock		Paid in Capital in Excess of Par	Undistributed Net Investment Income		Net Realized Gain (loss) on Investments
	Shares	Par Amount					Total Net Assets
Balance at September 30, 2015	51,300,193	$51	$790,713	$4,230	$15,134	$742	$810,870
Net increase in net assets resulting from operations	—	—	—	31,867	(2,207)	5,156	34,816
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	211,028	—	3,422	—	—	—	3,422
Distributions from net investment income	—	—	—	(20,440)	—	—	(20,440)
Distributions from realized gain	—	—	—	—	—	(12,418)	(12,418)
Total increase (decrease) for the period ended March 31, 2016	211,028	—	3,422	11,427	(2,207)	(7,262)	5,380
Balance at March 31, 2016	51,511,221	$51	$794,135	$15,657	$12,927	$(6,520)	$816,250
Balance at September 30, 2016	55,059,067	$55	$855,998	$18,832	$13,104	$(9,164)	$878,825
Issuance of common stock, net of offering and underwriting costs(1)	1,750,000	2	32,078	—	—	—	32,080
Net increase in net assets resulting from operations	—	—	—	33,500	4,631	1,593	39,724
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	294,356	—	5,312	—	—	—	5,312
Distributions from net investment income	—	—	—	(47,921)	—	—	(47,921)
Distributions from realized gain	—	—	—	—	—	(1,139)	(1,139)
Total increase (decrease) for the period ended March 31, 2017	2,044,356	2	37,390	(14,421)	4,631	454	28,056
Balance at March 31, 2017	57,103,423	$57	$893,388	$4,411	$17,735	$(8,710)	$906,881

(1)	On March 21, 2017, Golub Capital BDC, Inc. priced a public offering of 1,750,000 shares of its common stock at a public offering price of $19.03 per share.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2017	2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$39,724	$34,816
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	1,645	2,250
Accretion of discounts and amortization of premiums	(3,622)	(3,686)
Net realized (gain) loss on investments	(1,593)	(5,156)
Net change in unrealized (appreciation) depreciation on investments	(4,630)	2,207
Net change in unrealized appreciation (depreciation) on secured borrowings	(1)	—
Proceeds from (fundings of) revolving loans, net	(1,409)	(4,681)
Fundings of investments	(228,284)	(318,255)
Proceeds from principal payments and sales of portfolio investments	167,133	247,969
PIK interest	(987)	(316)
Changes in operating assets and liabilities:
Interest receivable	(78)	(321)
Receivable for investments sold	—	(4,822)
Other assets	157	186
Interest payable	408	414
Management and incentive fees payable	(435)	(2,164)
Payable for investments purchased	190	—
Accounts payable and accrued expenses	(132)	11
Accrued trustee fees	2	(1)
Net cash (used in) provided by operating activities	(31,912)	(51,549)
Cash flows from investing activities
Net change in restricted cash and cash equivalents	39,263	55,153
Net cash (used in) provided by investing activities	39,263	55,153
Cash flows from financing activities
Borrowings on debt	232,750	161,750
Repayments of debt	(233,800)	(134,950)
Capitalized debt issuance costs	(939)	(1,080)
Repayments on secured borrowings	(27)	(21)
Proceeds from shares sold, net of underwriting costs	32,305	—
Offering costs paid	(225)	—
Distributions paid	(43,748)	(29,436)
Net cash provided by (used in) financing activities	(13,684)	(3,737)
Net change in cash and cash equivalents	(6,333)	(133)
Cash and cash equivalents, beginning of period	10,947	5,468
Cash and cash equivalents, end of period	$4,614	$5,335
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,220	$10,892
Distributions declared during the period	49,060	32,858
Supplemental disclosure of noncash operating activity:
Funding of LLC equity interest in SLF	$(78,689)	$—
Proceeds from subordinated notes in SLF principal payment	78,689	—
Supplemental disclosure of noncash financing activity:
Proceeds from issuance of Class A-Refi 2010 Notes	$205,000	$—
Redemptions of Class A and Class B 2010 Notes	(205,000)	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP*^#	One stop	L + 9.00%	8.00% cash/2.00% PIK	03/2020	$17,673	$17,557	1.8%	$16,259
ILC Dover, LP	One stop	L + 9.00%	8.00% cash/2.00% PIK	03/2019	793	786	0.1	730
NTS Technical Systems*^#	One stop	L + 6.25%	7.25%	06/2021	25,549	25,178	2.8	25,293
NTS Technical Systems(4)	One stop	L + 6.25%	N/A(5)	06/2021	—	(82)	—	(35)
NTS Technical Systems(4)	One stop	L + 6.25%	N/A(5)	06/2021	—	(136)	—	(29)
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	8.00%	12/2017	3,899	3,845	0.1	1,170
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	8.00%	12/2017	659	658	0.1	659
Tresys Technology Holdings, Inc.	One stop	P + 5.50%	9.50%	12/2017	81	81	—	81
Tronair Parent, Inc.#	Senior loan	L + 4.75%	5.86%	09/2023	192	190	—	191
Tronair Parent, Inc.	Senior loan	P + 3.50%	7.50%	09/2021	16	15	—	16
Whitcraft LLC*^	One stop	L + 6.50%	7.50%	05/2020	13,435	13,350	1.5	13,435
Whitcraft LLC(4)	One stop	L + 6.50%	N/A(5)	05/2020	—	(1)	—	—
					62,297	61,441	6.4	57,770
Automobile
Dent Wizard International Corporation*	Senior loan	L + 4.75%	5.75%	04/2020	4,545	4,516	0.5	4,500
OEConnection LLC*	Senior loan	L + 5.00%	6.15%	06/2022	4,858	4,749	0.5	4,858
OEConnection LLC(4)	Senior loan	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
T5 Merger Corporation^#	One stop	L + 6.25%	7.25%	03/2022	4,403	4,327	0.5	4,359
T5 Merger Corporation	One stop	L + 6.25%	7.25%	03/2022	60	58	—	59
T5 Merger Corporation(4)	One stop	L + 6.25%	N/A(5)	03/2022	—	(2)	—	(3)
					13,866	13,647	1.5	13,773
Banking
HedgeServ Holding L.P.*#	One stop	L + 8.00%	7.01% cash/2.00% PIK	02/2019	17,621	17,560	1.8	16,739
HedgeServ Holding L.P.(4)	One stop	L + 8.00%	N/A(5)	02/2019	—	(3)	—	(47)
					17,621	17,557	1.8	16,692
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.	One stop	L + 7.25%	7.00% cash/1.25% PIK	04/2021	7,969	7,843	0.8	7,172
Abita Brewing Co., L.L.C.(4)	One stop	L + 7.25%	N/A(5)	04/2021	—	(1)	—	(2)
ABP Corporation*	Senior loan	L + 4.75%	6.00%	09/2018	4,672	4,649	0.5	4,511
ABP Corporation	Senior loan	P + 3.50%	7.50%	09/2018	292	290	—	275
Atkins Nutritionals, Inc.*^	One stop	L + 8.50%	9.75%	04/2019	21,636	21,499	2.4	21,636
Atkins Nutritionals, Inc.*^#	One stop	L + 5.00%	6.25%	01/2019	13,262	13,172	1.5	13,262
Benihana, Inc.*^	One stop	L + 7.00%	8.25%	01/2019	16,140	15,923	1.8	15,992
Benihana, Inc.	One stop	L + 7.00%	8.58%	07/2018	695	670	0.1	675
C. J. Foods, Inc.*^	One stop	L + 6.25%	7.40%	05/2019	5,231	5,178	0.6	5,178
C. J. Foods, Inc.	One stop	L + 6.25%	7.40%	05/2019	659	653	0.1	653
C. J. Foods, Inc.	One stop	L + 6.25%	7.25%	05/2019	194	188	—	187
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	1,068	1,064	0.1	1,068
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	300	299	—	300
Firebirds International, LLC	One stop	L + 5.75%	7.00%	05/2018	96	96	—	96
Firebirds International, LLC(4)	One stop	L + 5.75%	N/A(5)	05/2018	—	(1)	—	—
First Watch Restaurants, Inc.*^	One stop	L + 6.00%	7.31%	12/2020	15,177	15,060	1.7	15,177
First Watch Restaurants, Inc.*	One stop	L + 6.00%	7.15%	12/2020	1,252	1,243	0.1	1,252
First Watch Restaurants, Inc.*	One stop	L + 6.00%	7.15%	12/2020	1,249	1,240	0.1	1,249
First Watch Restaurants, Inc.	One stop	L + 6.00%	7.03%	12/2020	1,078	1,071	0.1	1,078
First Watch Restaurants, Inc.	One stop	P + 5.00%	9.00%	12/2020	288	285	—	288
Hopdoddy Holdings, LLC	One stop	L + 8.00%	9.00%	08/2020	656	647	0.1	656
Hopdoddy Holdings, LLC	One stop	L + 8.00%	N/A(5)	08/2020	—	—	—	—
Hopdoddy Holdings, LLC(4)	One stop	L + 8.00%	N/A(5)	08/2020	—	(2)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Beverage, Food and Tobacco - (continued)
IT'SUGAR LLC	Subordinated debt	N/A	5.00%	04/2020	$1,707	$1,707	0.2%	$1,726
Julio & Sons Company	One stop	L + 5.50%	N/A(5)	12/2018	—	—	—	—
Mid-America Pet Food, L.L.C.^	One stop	L + 6.25%	7.40%	12/2021	5,669	5,588	0.6	5,669
Mid-America Pet Food, L.L.C.(4)	One stop	L + 6.25%	N/A(5)	12/2021	—	(1)	—	—
P&P Food Safety US Acquisition, Inc.*	One stop	L + 6.50%	7.64%	11/2021	4,147	4,099	0.5	4,147
P&P Food Safety US Acquisition, Inc.	One stop	L + 6.50%	N/A(5)	11/2021	—	—	—	—
Purfoods, LLC	One stop	L + 6.25%	7.25%	05/2021	8,604	8,428	0.9	8,604
Purfoods, LLC	One stop	N/A	7.00% PIK	05/2026	101	101	—	108
Purfoods, LLC	One stop	L + 6.25%	7.25%	05/2021	60	59	—	60
Purfoods, LLC	One stop	L + 6.25%	7.25%	05/2021	10	10	—	10
Purfoods, LLC(4)	One stop	L + 6.25%	N/A(5)	05/2021	—	(1)	—	—
Restaurant Holding Company, LLC #	Senior loan	L + 7.75%	8.75%	02/2019	4,580	4,561	0.5	4,489
Rubio's Restaurants, Inc.*^	Senior loan	L + 4.75%	6.00%	11/2018	8,873	8,843	1.0	8,873
Smashburger Finance LLC	Senior loan	L + 5.50%	6.75%	05/2018	83	82	—	81
Smashburger Finance LLC(4)	Senior loan	L + 5.50%	N/A(5)	05/2018	—	(1)	—	—
Surfside Coffee Company LLC#	One stop	L + 5.25%	6.25%	06/2020	4,447	4,418	0.5	4,447
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	336	330	—	336
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	26	25	—	26
Tate's Bake Shop, Inc.#	Senior loan	L + 5.00%	6.15%	08/2019	594	590	0.1	594
Uinta Brewing Company^	One stop	L + 8.50%	9.50%	08/2019	3,734	3,717	0.4	3,586
Uinta Brewing Company	One stop	L + 8.50%	9.50%	08/2019	539	534	0.1	510
					135,424	134,155	14.8	133,969
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	5.90%	05/2021	1,470	1,464	0.2	1,475

Building and Real Estate
Brooks Equipment Company, LLC*^	One stop	L + 5.00%	6.03%	08/2020	22,720	22,527	2.5	22,548
Brooks Equipment Company, LLC*	One stop	L + 5.00%	6.05%	08/2020	5,729	5,688	0.6	5,686
Brooks Equipment Company, LLC	One stop	L + 5.00%	6.00%	08/2020	178	167	—	158
ITEL Laboratories, Inc.*	Senior loan	L + 4.50%	5.75%	06/2018	547	545	0.1	547
ITEL Laboratories, Inc.	Senior loan	L + 4.50%	N/A(5)	06/2018	—	—	—	—
Jensen Hughes, Inc.#	Senior loan	L + 5.00%	6.00%	12/2021	134	133	—	134
					29,308	29,060	3.2	29,073
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	6.90%	02/2020	2,345	2,324	0.3	2,345
Flexan, LLC	One stop	L + 5.75%	N/A(5)	02/2020	—	—	—	—
					2,345	2,324	0.3	2,345
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.*^#	One stop	L + 5.75%	6.75%	09/2020	21,594	21,465	2.4	21,594
Chase Industries, Inc.#	One stop	L + 5.75%	6.75%	09/2020	4,795	4,767	0.5	4,795
Chase Industries, Inc.	One stop	L + 5.75%	6.75%	09/2020	324	311	—	324
Inventus Power, Inc.*^	One stop	L + 6.50%	7.50%	04/2020	8,140	8,090	0.8	7,815
Inventus Power, Inc.(4)	One stop	L + 6.50%	N/A(5)	04/2020	—	(3)	—	(21)
Onicon Incorporated*^#	One stop	L + 6.00%	7.02%	04/2020	13,194	13,079	1.5	13,194
Onicon Incorporated(4)	One stop	L + 6.00%	N/A(5)	04/2020	—	(5)	—	—
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.#	Senior loan	L + 5.00%	6.00%	05/2022	204	204	—	204
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	6.00%	08/2022	1,759	1,714	0.2	1,759
Plex Systems, Inc.*^	One stop	L + 7.50%	8.75%	06/2020	18,797	18,467	2.1	18,797
Plex Systems, Inc.(4)	One stop	L + 7.50%	N/A(5)	06/2020	—	(26)	—	—
Reladyne, Inc.*^	Senior loan	L + 5.25%	6.25%	07/2022	10,632	10,483	1.2	10,632
Reladyne, Inc.*	Senior loan	L + 5.25%	6.25%	07/2022	111	110	—	111

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified/Conglomerate Manufacturing - (continued)
Reladyne, Inc.	Senior loan	L + 5.25%	6.25%	07/2022	$70	$69	—%	$70
Reladyne, Inc.	Senior loan	L + 5.25%	6.25%	07/2022	36	36	—	36
Reladyne, Inc.	Senior loan	L + 5.25%	6.25%	07/2022	13	11	—	13
Sunless Merger Sub, Inc.#	Senior loan	L + 5.00%	6.25%	07/2019	1,473	1,480	0.2	1,473
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	7.50%	07/2019	85	84	—	85
					81,227	80,336	8.9	80,881
Diversified/Conglomerate Service
Accellos, Inc.*^#	One stop	L + 5.75%	6.90%	07/2020	19,394	19,253	2.1	19,394
Accellos, Inc.(4)	One stop	L + 5.75%	N/A(5)	07/2020	—	(6)	—	—
Actiance, Inc.*^	One stop	L + 9.00%	10.00%	10/2019	3,962	3,838	0.5	3,962
Actiance, Inc.	One stop	L + 9.00%	N/A(5)	10/2019	—	—	—	—
Agility Recovery Solutions Inc.*^	One stop	L + 6.50%	7.50%	03/2020	14,021	13,900	1.6	14,021
Agility Recovery Solutions Inc.(4)	One stop	L + 6.50%	N/A(5)	03/2020	—	(5)	—	—
Bomgar Corporation^	One stop	L + 7.50%	8.65%	06/2022	4,863	4,778	0.5	4,863
Bomgar Corporation(4)	One stop	L + 7.50%	N/A(5)	06/2022	—	(2)	—	—
CIBT Holdings, Inc.^	Senior loan	L + 5.25%	6.40%	06/2022	1,963	1,946	0.2	1,963
CIBT Holdings, Inc.	Senior loan	L + 5.25%	N/A(5)	06/2022	—	—	—	—
Clearwater Analytics, LLC^#	One stop	L + 7.50%	8.50%	09/2022	9,744	9,586	1.1	9,744
Clearwater Analytics, LLC	One stop	L + 7.50%	8.50%	09/2022	24	22	—	24
Daxko Acquisition Corporation^#	One stop	L + 6.50%	7.50%	09/2022	8,515	8,398	0.9	8,515
Daxko Acquisition Corporation	One stop	L + 6.50%	N/A(5)	09/2022	—	—	—	—
EGD Security Systems, LLC	One stop	L + 6.25%	7.25%	06/2022	11,114	10,897	1.2	11,114
EGD Security Systems, LLC^	One stop	L + 6.25%	7.25%	06/2022	98	97	—	98
EGD Security Systems, LLC	One stop	L + 6.25%	7.25%	06/2022	25	23	—	25
EGD Security Systems, LLC(4)	One stop	L + 6.25%	N/A(5)	06/2022	—	(1)	—	—
HealthcareSource HR, Inc.*	One stop	L + 6.75%	7.90%	05/2020	20,824	20,491	2.3	20,824
HealthcareSource HR, Inc.(4)	One stop	L + 6.75%	N/A(5)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	02/2020	3,063	3,020	0.3	3,063
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	08/2021	2,567	2,425	0.3	2,567
Host Analytics, Inc.(4)	One stop	N/A	N/A(5)	02/2020	—	(7)	—	—
III US Holdings, LLC(4)	One stop	L + 6.00%	N/A(5)	09/2022	—	(1)	—	—
Integration Appliance, Inc.*^	One stop	L + 8.25%	9.50%	09/2020	16,123	16,002	1.8	16,123
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	7,914	7,789	0.9	7,914
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	5,396	5,318	0.6	5,396
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	899	891	0.1	899
Integration Appliance, Inc.*	One stop	L + 8.25%	9.50%	09/2020	719	711	0.1	719
Kinnser Software, Inc.	One stop	L + 6.50%	7.65%	12/2022	8,604	8,420	0.9	8,604
Kinnser Software, Inc.(4)	One stop	L + 6.50%	N/A(5)	12/2021	—	(1)	—	—
Netsmart Technologies, Inc.#	Senior loan	L + 4.50%	5.65%	04/2023	1,763	1,748	0.2	1,779
Netsmart Technologies, Inc.(4)	Senior loan	L + 4.75%	N/A(5)	04/2023	—	(9)	—	—
Professional Datasolutions, Inc.#	Senior loan	L + 5.50%	6.50%	05/2022	2,919	2,875	0.3	2,875
Professional Datasolutions, Inc.	Senior loan	L + 5.50%	N/A(5)	05/2022	—	—	—	—
Project Alpha Intermediate Holding, Inc.*#	One stop	L + 8.25%	9.25%	08/2022	17,171	16,707	1.9	17,171
PT Intermediate Holdings III, LLC	One stop	L + 6.50%	7.50%	06/2022	22,139	21,657	2.4	22,139
PT Intermediate Holdings III, LLC*	One stop	L + 6.50%	7.50%	06/2022	2,188	2,166	0.2	2,188
PT Intermediate Holdings III, LLC	One stop	L + 6.50%	8.22%	06/2022	91	88	—	91
Secure-24, LLC*^	One stop	L + 5.00%	6.00%	08/2019	21,761	21,536	2.4	21,761
Secure-24, LLC(4)	One stop	L + 5.00%	N/A(5)	08/2019	—	(5)	—	—
Severin Acquisition, LLC^	Senior loan	L + 5.38%	6.52%	07/2021	888	876	0.1	895
Severin Acquisition, LLC^	Senior loan	L + 5.00%	6.15%	07/2021	790	781	0.1	786
Severin Acquisition, LLC^	Senior loan	L + 5.38%	6.52%	07/2021	604	596	0.1	609
Severin Acquisition, LLC^	Senior loan	L + 4.88%	6.02%	07/2021	195	192	—	193

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified/Conglomerate Service - (continued)
Source Medical Solutions, Inc.	Second lien	L + 11.00%	9.00% cash/3.00% PIK	03/2018	$9,618	$9,530	1.1%	$9,618
TA MHI Buyer, Inc.^	One stop	L + 6.00%	7.15%	09/2021	8,191	8,117	0.9	8,191
TA MHI Buyer, Inc.*	One stop	L + 6.00%	7.15%	09/2021	1,275	1,261	0.2	1,275
TA MHI Buyer, Inc.^	One stop	L + 6.00%	7.15%	09/2021	662	655	0.1	662
TA MHI Buyer, Inc. *#	One stop	L + 6.00%	7.15%	09/2021	5,340	5,247	0.6	5,340
TA MHI Buyer, Inc. ^	One stop	L + 6.00%	7.15%	09/2021	236	234	—	236
TA MHI Buyer, Inc.	One stop	L + 6.00%	N/A(5)	09/2021	—	—	—	—
Trintech, Inc.*^#	One stop	L + 6.00%	7.04%	10/2021	10,918	10,813	1.2	10,918
Trintech, Inc.	One stop	L + 6.00%	N/A(5)	10/2021	—	—	—	—
Vendavo, Inc.	One stop	L + 8.50%	9.52%	10/2019	17,982	17,760	1.9	17,672
Vendavo, Inc.(4)	One stop	L + 8.50%	N/A(5)	10/2019	—	(8)	—	(25)
Vendor Credentialing Service LLC	One stop	L + 6.00%	7.00%	11/2021	10,143	9,941	1.1	10,143
Vendor Credentialing Service LLC(4)	One stop	L + 6.00%	N/A(5)	11/2021	—	(1)	—	—
Verisys Corporation#	One stop	L + 6.75%	7.77%	01/2023	3,945	3,888	0.4	3,906
Verisys Corporation(4)	One stop	L + 6.75%	N/A(5)	01/2023	—	(1)	—	(1)
Vitalyst, LLC	Senior loan	L + 5.00%	6.37%	09/2017	1,269	1,267	0.1	1,269
Vitalyst, LLC	Senior loan	L + 5.00%	N/A(5)	09/2017	—	—	—	—
Workforce Software, LLC^	One stop	L + 10.50%	4.51% cash/7.00% PIK	06/2021	5,159	5,128	0.6	5,159
Workforce Software, LLC	One stop	L + 10.50%	N/A(5)	06/2021	—	—	—	—
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 9.25%	9.50% cash/0.75% PIK	08/2021	4,855	4,775	0.6	4,855
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 9.25%	N/A(5)	08/2021	—	—	—	—
					289,934	285,595	31.9	289,537
Ecological
Pace Analytical Services, LLC	One stop	L + 6.25%	7.25%	09/2022	15,423	15,034	1.7	15,423
Pace Analytical Services, LLC	One stop	L + 6.25%	7.25%	09/2022	12	6	—	12
Pace Analytical Services, LLC(4)	One stop	L + 6.25%	N/A(5)	09/2022	—	(2)	—	—
					15,435	15,038	1.7	15,435
Electronics
Appriss Holdings, Inc.*^#	Senior loan	L + 5.25%	6.40%	11/2020	15,373	15,214	1.7	15,373
Appriss Holdings, Inc.	Senior loan	L + 5.25%	6.40%	11/2020	1,892	1,865	0.2	1,892
Compusearch Software Holdings, Inc.^	Senior loan	L + 4.25%	5.28%	05/2021	1,474	1,471	0.2	1,474
Diligent Corporation*	One stop	L + 6.75%	7.75%	04/2022	4,863	4,760	0.5	4,890
Diligent Corporation*^	One stop	L + 6.25%	7.25%	04/2022	2,662	2,624	0.3	2,627
Diligent Corporation(4)	One stop	L + 6.75%	N/A(5)	04/2022	—	(2)	—	—
ECI Acquisition Holdings, Inc.*^#	One stop	L + 6.25%	7.40%	03/2019	21,556	21,398	2.4	21,556
ECI Acquisition Holdings, Inc.*	One stop	L + 6.25%	7.40%	03/2019	1,396	1,386	0.2	1,396
ECI Acquisition Holdings, Inc.(4)	One stop	L + 6.25%	N/A(5)	03/2019	—	(7)	—	—
Gamma Technologies, LLC^	One stop	L + 5.00%	6.00%	06/2021	7,594	7,540	0.8	7,594
Gamma Technologies, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
LD Intermediate Holdings, Inc.*^	Senior loan	L + 5.88%	6.88%	12/2022	2,572	2,374	0.3	2,466
Park Place Technologies LLC*^#	One stop	L + 5.00%	6.15%	06/2022	16,134	15,951	1.8	16,134
Park Place Technologies LLC(4)	One stop	L + 5.00%	N/A(5)	06/2022	—	(2)	—	—
SEI, Inc.#	Senior loan	L + 4.75%	5.75%	07/2021	1,096	1,086	0.1	1,096
Sloan Company, Inc., The#	One stop	L + 7.25%	8.40%	04/2020	7,475	7,388	0.8	7,101
Sloan Company, Inc., The	One stop	L + 7.25%	8.33%	04/2020	22	21	—	19
Sovos Compliance*^	One stop	L + 7.25%	8.40%	03/2022	9,376	9,217	1.0	9,376
Sovos Compliance(4)	One stop	L + 7.25%	N/A(5)	03/2022	—	(1)	—	—
Sparta Holding Corporation*^#	One stop	L + 5.50%	6.65%	07/2020	22,309	22,154	2.5	22,309
Sparta Holding Corporation(4)	One stop	L + 5.50%	N/A(5)	07/2020	—	(21)	—	—
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	9.15%	10/2021	9,435	9,290	1.0	9,435
					125,229	123,705	13.8	124,738
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Grocery
MyWebGrocer, Inc.*	One stop	L + 8.75%	10.00%	05/2017	$14,271	$14,245	1.6%	$14,271
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	5.78%	10/2020	707	696	0.1	717
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	5.92%	10/2020	529	525	—	537
					15,507	15,466	1.7	15,525
Healthcare, Education and Childcare
Active Day, Inc.	One stop	L + 6.00%	7.00%	12/2021	13,470	13,180	1.5	13,470
Active Day, Inc.^	One stop	L + 6.00%	7.00%	12/2021	1,039	1,025	0.1	1,039
Active Day, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2021	—	(1)	—	—
Active Day, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2021	—	(19)	—	—
Acuity Eyecare Holdings, LLC	One stop	P + 5.75%	9.75%	03/2022	3,632	3,542	0.4	3,596
Acuity Eyecare Holdings, LLC(4)	One stop	L + 6.75%	N/A(5)	03/2022	—	(1)	—	(1)
Acuity Eyecare Holdings, LLC(4)	One stop	L + 6.75%	N/A(5)	03/2022	—	(2)	—	(2)
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	6.90%	05/2022	21,388	20,840	2.4	21,388
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	6.90%	05/2022	109	107	—	109
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	6.90%	05/2022	32	31	—	32
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	8.75%	05/2022	33	31	—	33
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	8.75%	05/2022	5	2	—	5
Agilitas USA, Inc.^	Senior loan	L + 4.00%	5.00%	10/2020	2,114	2,101	0.2	2,114
Aris Teleradiology Company, LLC*	Senior loan	L + 5.50%	6.65%	03/2021	2,713	2,690	0.3	2,713
Aris Teleradiology Company, LLC	Senior loan	L + 5.50%	6.50%	03/2021	15	15	—	15
Avalign Technologies, Inc.^	Senior loan	L + 4.50%	5.50%	07/2021	1,136	1,132	0.1	1,136
BIORECLAMATIONIVT, LLC*^#	One stop	L + 5.75%	6.75%	01/2021	14,319	14,130	1.6	14,319
BIORECLAMATIONIVT, LLC(4)	One stop	L + 5.75%	N/A(5)	01/2021	—	(1)	—	—
California Cryobank, LLC^	One stop	L + 5.50%	6.65%	08/2019	1,539	1,531	0.2	1,539
California Cryobank, LLC^	One stop	L + 5.50%	6.50%	08/2019	715	706	0.1	715
California Cryobank, LLC^	One stop	L + 5.50%	6.65%	08/2019	209	208	—	209
California Cryobank, LLC(4)	One stop	L + 5.50%	N/A(5)	08/2019	—	(1)	—	—
Certara L.P.*^#	One stop	L + 5.50%	6.65%	12/2018	25,997	25,804	2.8	25,802
Certara L.P.(4)	One stop	L + 5.50%	N/A(5)	12/2018	—	(7)	—	(8)
CLP Healthcare Services, Inc.^	Senior loan	L + 5.25%	6.40%	12/2020	3,944	3,912	0.4	3,944
Curo Health Services LLC#	Senior loan	L + 4.75%	5.79%	02/2022	3,290	3,276	0.4	3,316
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	6.25%	07/2021	18,871	18,574	2.1	18,871
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	6.25%	07/2021	13,535	13,408	1.5	13,535
DCA Investment Holding, LLC#	One stop	L + 5.25%	6.25%	07/2021	2,488	2,443	0.3	2,488
DCA Investment Holding, LLC	One stop	P + 4.25%	8.25%	07/2021	328	315	—	328
DCA Investment Holding, LLC(4)	One stop	L + 5.25%	N/A(5)	07/2021	—	(4)	—	—
Deca Dental Management LLC*^	One stop	L + 6.25%	7.40%	07/2020	4,126	4,084	0.5	4,126
Deca Dental Management LLC	One stop	L + 6.25%	7.34%	07/2020	502	497	0.1	502
Deca Dental Management LLC	One stop	L + 6.25%	7.25%	07/2020	50	50	—	50
Deca Dental Management LLC(4)	One stop	L + 6.25%	N/A(5)	07/2020	—	(3)	—	—
Delta Educational Systems*(6)	Senior loan	P + 4.75%	8.50%	12/2017	1,438	1,433	—	—
Delta Educational Systems(4)(6)	Senior loan	L + 6.00%	N/A(5)	12/2017	—	—	—	(60)
Dental Holdings Corporation	One stop	L + 5.50%	6.50%	02/2020	7,561	7,441	0.8	7,561
Dental Holdings Corporation	One stop	L + 5.50%	6.52%	02/2020	1,151	1,137	0.1	1,151
Dental Holdings Corporation(4)	One stop	L + 5.50%	N/A(5)	02/2020	—	(11)	—	—
eSolutions, Inc.	One stop	L + 6.50%	7.50%	03/2022	12,543	12,312	1.4	12,543
eSolutions, Inc.(4)	One stop	L + 6.50%	N/A(5)	03/2022	—	(1)	—	—
G & H Wire Company, Inc.*^	One stop	L + 5.75%	6.90%	12/2017	13,090	13,063	1.4	13,090
G & H Wire Company, Inc.	One stop	P + 4.50%	8.50%	12/2017	250	248	—	250
Joerns Healthcare, LLC*^	One stop	L + 6.50%	7.21% cash/0.50% PIK	05/2020	3,819	3,774	0.4	3,667
Katena Holdings, Inc.^	One stop	L + 6.25%	7.27%	06/2021	8,655	8,591	1.0	8,655
Katena Holdings, Inc.^	One stop	L + 6.25%	7.27%	06/2021	845	839	0.1	845

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare - (continued)
Katena Holdings, Inc.	One stop	P + 5.25%	9.25%	06/2021	$38	$37	—%	$38
Lombart Brothers, Inc.#	One stop	L + 6.75%	7.90%	04/2022	3,649	3,557	0.4	3,594
Lombart Brothers, Inc.#(7)	One stop	L + 6.75%	7.90%	04/2022	1,673	1,644	0.2	1,648
Lombart Brothers, Inc.(7)	One stop	L + 6.75%	7.75%	04/2022	2	2	—	2
Lombart Brothers, Inc.(4)	One stop	L + 6.75%	N/A(5)	04/2022	—	(1)	—	(1)
Maverick Healthcare Group, LLC*	Senior loan	L + 7.50%	7.25% cash/2.00% PIK	04/2017	1,940	1,939	0.2	1,862
Maverick Healthcare Group, LLC	Senior loan	P + 6.50%	5.00% cash/5.50% PIK	04/2017	82	82	—	82
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.65%	05/2022	9,482	9,250	1.0	9,482
Oliver Street Dermatology Holdings, LLC	One stop	P + 5.50%	8.64%	05/2022	54	53	—	54
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.54%	05/2022	42	41	—	42
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.53%	05/2022	33	32	—	33
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.53%	05/2022	30	30	—	30
Oliver Street Dermatology Holdings, LLC(4)	One stop	L + 6.50%	N/A(5)	05/2022	—	(1)	—	—
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	7.25%	08/2021	10,030	9,790	1.1	10,030
Pinnacle Treatment Centers, Inc.	One stop	P + 5.00%	9.00%	08/2021	18	16	—	18
Pinnacle Treatment Centers, Inc.(4)	One stop	L + 6.25%	N/A(5)	08/2021	—	(2)	—	—
PPT Management Holdings, LLC^#	One stop	L + 6.00%	7.15%	12/2022	10,275	10,054	1.1	10,275
PPT Management Holdings, LLC	One stop	L + 6.00%	7.33%	12/2022	120	116	—	120
PPT Management Holdings, LLC	One stop	L + 6.00%	N/A(5)	12/2022	—	—	—	—
Premise Health Holding Corp.^#	One stop	L + 4.50%	5.65%	06/2020	14,887	14,817	1.6	14,887
Premise Health Holding Corp.(4)	One stop	L + 4.50%	N/A(5)	06/2020	—	(14)	—	—
Pyramid Healthcare, Inc.	One stop	L + 6.50%	7.50%	08/2019	20	18	—	20
Radiology Partners, Inc.#	One stop	L + 5.75%	6.90%	09/2020	22,457	22,185	2.5	22,457
Radiology Partners, Inc.	One stop	L + 5.75%	6.90%	09/2020	930	912	0.1	930
Radiology Partners, Inc.	One stop	L + 5.75%	6.90%	09/2020	704	703	0.1	704
Radiology Partners, Inc.(4)	One stop	L + 5.75%	N/A(5)	09/2020	—	(4)	—	—
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	6.15%	12/2017	2,512	2,505	0.3	2,512
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	8.00%	12/2017	308	305	—	308
Riverchase MSO, LLC#	Senior loan	L + 5.25%	6.40%	10/2022	4,033	3,977	0.4	4,033
Riverchase MSO, LLC	Senior loan	L + 5.25%	6.40%	10/2022	15	14	—	15
RXH Buyer Corporation*^	One stop	L + 5.75%	6.90%	09/2021	17,347	17,090	1.8	16,481
RXH Buyer Corporation*	One stop	L + 5.75%	6.90%	09/2021	1,963	1,934	0.2	1,865
RXH Buyer Corporation	One stop	P + 4.75%	8.75%	09/2021	23	20	—	12
RXH Buyer Corporation(4)	One stop	L + 5.75%	N/A(5)	09/2021	—	(12)	—	(42)
Southern Anesthesia and Surgical	One stop	L + 5.50%	6.65%	11/2017	4,335	4,319	0.5	4,335
Southern Anesthesia and Surgical(4)	One stop	L + 5.50%	N/A(5)	11/2017	—	(1)	—	—
Spear Education, LLC^	One stop	L + 5.75%	6.75%	08/2019	4,709	4,680	0.5	4,709
Spear Education, LLC	One stop	L + 5.75%	6.75%	08/2019	76	76	—	76
Spear Education, LLC	One stop	L + 5.75%	N/A(5)	08/2019	—	—	—	—
Summit Behavioral Holdings I, LLC*	One stop	L + 5.00%	6.02%	06/2021	4,360	4,313	0.5	4,360
Summit Behavioral Holdings I, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
Summit Behavioral Holdings I, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
Surgical Information Systems, LLC^	Senior loan	L + 3.00%	4.16%	09/2018	1,645	1,643	0.3	1,645
U.S. Anesthesia Partners, Inc.#	One stop	L + 5.00%	6.01%	12/2019	5,852	5,837	0.6	5,852
U.S. Anesthesia Partners, Inc.#	Senior loan	L + 5.00%	6.00%	12/2019	1,593	1,579	0.2	1,593
WHCG Management, LLC*#	Senior loan	L + 4.75%	5.90%	03/2023	10,400	10,271	1.1	10,296
WHCG Management, LLC(4)	Senior loan	L + 4.75%	N/A(5)	03/2023	—	(1)	—	(1)
WHCG Management, LLC(4)	Senior loan	L + 4.75%	N/A(5)	03/2023	—	(3)	—	(4)
WIRB-Copernicus Group, Inc.*^	Senior loan	L + 5.00%	6.15%	08/2022	9,862	9,773	1.1	9,813
WIRB-Copernicus Group, Inc.#	Senior loan	L + 5.00%	6.15%	08/2022	5,694	5,644	0.6	5,666
WIRB-Copernicus Group, Inc.	Senior loan	L + 5.00%	N/A(5)	08/2022	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare - (continued)
Young Innovations, Inc.*	Senior loan	L + 5.00%	6.15%	01/2019	$1,368	$1,356	0.2%	$1,368
Young Innovations, Inc.	Senior loan	L + 5.00%	N/A(5)	01/2019	—	—	—	—
					337,512	332,994	36.8	334,284
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC#	Senior loan	P + 3.50%	7.50%	02/2022	933	928	0.1	931
CST Buyer Company^	Senior loan	L + 6.25%	7.46%	03/2023	2,655	2,583	0.3	2,582
CST Buyer Company(4)	Senior loan	L + 6.25%	N/A(5)	03/2023	—	(1)	—	(1)
Plano Molding Company, LLC*^#	One stop	L + 7.50%	8.50%	05/2021	14,558	14,382	1.5	13,394
					18,146	17,892	1.9	16,906

Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC^	Senior loan	L + 4.50%	5.75%	10/2018	807	798	0.1	807

Insurance
Captive Resources Midco, LLC*^#	One stop	L + 5.75%	6.75%	06/2020	25,991	25,776	2.9	25,991
Captive Resources Midco, LLC(4)	One stop	L + 5.75%	N/A(5)	06/2020	—	(14)	—	—
Captive Resources Midco, LLC(4)	One stop	L + 5.75%	N/A(5)	06/2020	—	(15)	—	—
Higginbotham Insurance Agency, Inc.*	Senior loan	L + 5.00%	6.00%	11/2021	1,603	1,591	0.2	1,603
Internet Pipeline, Inc.	One stop	L + 7.25%	8.25%	08/2022	4,886	4,783	0.5	4,886
Internet Pipeline, Inc.(4)	One stop	L + 7.25%	N/A(5)	08/2021	—	(1)	—	—
RSC Acquisition, Inc.#	Senior loan	L + 5.25%	6.40%	11/2022	626	621	0.1	626
					33,106	32,741	3.7	33,106
Leisure, Amusement, Motion Pictures, Entertainment
NFD Operating, LLC*	One stop	L + 7.00%	8.25%	06/2021	2,337	2,307	0.3	2,337
NFD Operating, LLC	One stop	P + 5.75%	9.75%	06/2021	12	12	—	12
NFD Operating, LLC(4)	One stop	L + 7.00%	N/A(5)	06/2021	—	(1)	—	—
Self Esteem Brands, LLC*^#	Senior loan	L + 4.75%	5.75%	02/2020	18,780	18,663	2.1	18,593
Self Esteem Brands, LLC(4)	Senior loan	L + 4.75%	N/A(5)	02/2020	—	(5)	—	(8)
Teaching Company, The	One stop	L + 6.25%	7.25%	08/2020	18,831	18,639	2.0	18,454
Teaching Company, The	One stop	L + 6.25%	7.51%	08/2020	58	57	—	55
Titan Fitness, LLC*	One stop	L + 7.00%	8.25%	09/2019	13,156	13,028	1.4	13,156
Titan Fitness, LLC*	One stop	L + 7.00%	8.25%	09/2019	1,742	1,731	0.2	1,742
Titan Fitness, LLC	One stop	L + 7.00%	8.25%	09/2019	1,163	1,133	0.1	1,163
Titan Fitness, LLC	One stop	P + 5.75%	9.75%	09/2019	908	897	0.1	908
					56,987	56,461	6.2	56,412
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*	One stop	L + 11.00%	10.25% cash/2.00% PIK	10/2017	4,528	4,522	0.4	4,075
Benetech, Inc.(4)	One stop	P + 9.75%	11.64% cash/2.00% PIK	10/2017	65	64	—	(46)
					4,593	4,586	0.4	4,029
Oil and Gas
Drilling Info, Inc.^#(8)	One stop	L + 5.25%	6.27%	6/2020	1,765	1,745	0.2	1,765
Drilling Info, Inc.*(8)	One stop	L + 5.25%	6.27%	6/2020	503	494	0.1	503
Drilling Info, Inc.(8)	One stop	L + 5.25%	N/A(5)	06/2020	—	—	—	—
					2,268	2,239	0.3	2,268
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	6.65%	11/2021	5,707	5,619	0.6	5,707
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	6.65%	11/2021	497	493	0.1	497
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	6.65%	11/2021	349	346	0.1	349
Georgica Pine Clothiers, LLC	One stop	P + 4.50%	8.50%	11/2021	28	27	—	28
Massage Envy, LLC*^#	One stop	L + 6.75%	7.90%	09/2020	35,368	34,987	3.9	35,368
Massage Envy, LLC	One stop	L + 6.75%	7.79%	09/2020	100	99	—	100

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Personal and Non Durable Consumer Products (Mfg. Only) - (continued)
Massage Envy, LLC(4)	One stop	L + 6.75%	N/A(5)	09/2020	$—	$(12)	—%	$—
Orthotics Holdings, Inc.*#	One stop	L + 5.00%	6.00%	02/2020	8,333	8,272	0.9	8,083
Orthotics Holdings, Inc.*#(7)	One stop	L + 5.00%	6.00%	02/2020	1,366	1,356	0.1	1,325
Orthotics Holdings, Inc.(4)(7)	One stop	L + 5.00%	N/A(5)	02/2020	—	(1)	—	—
Orthotics Holdings, Inc. (4)	One stop	L + 5.00%	N/A(5)	02/2020	—	(9)	—	—
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	6.25%	12/2017	4,538	4,529	0.5	4,529
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	6.76%	12/2017	836	833	0.1	846
Team Technologies Acquisition Company(4)	Senior loan	L + 5.00%	N/A(5)	12/2017	—	(1)	—	(1)
					57,122	56,538	6.3	56,831
Personal, Food and Miscellaneous Services
Community Veterinary Partners, LLC(4)	One stop	L + 5.50%	N/A(5)	10/2021	—	(1)	—	—
Ignite Restaurant Group, Inc. (Joe's Crab Shack)^	One stop	L + 7.00%	8.06%	02/2019	4,300	4,272	0.4	3,225
PetVet Care Centers LLC#	Senior loan	L + 4.75%	5.90%	12/2020	5,807	5,728	0.6	5,807
PetVet Care Centers LLC#	Senior loan	L + 4.75%	5.90%	12/2020	1,213	1,197	0.1	1,213
PetVet Care Centers LLC	Senior loan	P + 3.75%	7.41%	12/2019	184	176	—	184
Vetcor Professional Practices LLC*^#	One stop	L + 6.00%	7.15%	04/2021	28,897	28,437	3.2	28,897
Vetcor Professional Practices LLC*	One stop	L + 6.00%	7.15%	04/2021	961	953	0.1	961
Vetcor Professional Practices LLC#	One stop	L + 6.00%	7.15%	04/2021	953	937	0.1	953
Vetcor Professional Practices LLC	One stop	L + 6.00%	7.15%	04/2021	866	851	0.1	866
Vetcor Professional Practices LLC	One stop	L + 6.00%	7.15%	04/2021	748	731	0.1	748
Vetcor Professional Practices LLC	One stop	L + 6.00%	7.15%	04/2021	729	717	0.1	729
Vetcor Professional Practices LLC#	One stop	L + 6.00%	7.15%	04/2021	287	284	—	287
Vetcor Professional Practices LLC#	One stop	L + 6.00%	7.15%	04/2021	235	233	—	235
Vetcor Professional Practices LLC	One stop	L + 6.00%	7.15%	04/2021	49	40	—	49
Vetcor Professional Practices LLC(4)	One stop	L + 6.00%	N/A(5)	04/2021	—	(4)	—	—
Veterinary Specialists of North America, LLC*^#	One stop	L + 5.25%	6.28%	07/2021	7,443	7,362	0.8	7,349
Veterinary Specialists of North America, LLC*	One stop	L + 5.25%	6.28%	07/2021	63	63	—	63
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.25%	N/A(5)	07/2021	—	(3)	—	(3)
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.25%	N/A(5)	07/2021	—	(17)	—	(17)
Wetzel's Pretzels, LLC	One stop	L + 6.75%	7.75%	09/2021	6,839	6,673	0.8	6,839
Wetzel's Pretzels, LLC(4)	One stop	L + 6.75%	N/A(5)	09/2021	—	(1)	—	—
					59,574	58,628	6.4	58,385
Printing and Publishing
Brandmuscle, Inc.#	Senior loan	L + 5.00%	6.15%	12/2021	627	622	0.1	632
Market Track, LLC*^#	One stop	L + 7.00%	8.15%	10/2019	28,455	28,248	3.1	28,455
Market Track, LLC*	One stop	L + 7.00%	8.09%	10/2019	2,164	2,148	0.2	2,164
Market Track, LLC#	One stop	L + 7.00%	8.08%	10/2019	2,130	2,118	0.2	2,130
Market Track, LLC	One stop	L + 7.00%	8.09%	10/2019	1,759	1,743	0.2	1,759
Market Track, LLC*	One stop	L + 7.00%	8.15%	10/2019	1,278	1,273	0.2	1,278
Marketo, Inc.	One stop	L + 9.50%	10.65%	08/2021	9,940	9,679	1.1	9,940
Marketo, Inc.(4)	One stop	L + 9.50%	N/A(5)	08/2021	—	(2)	—	—
					46,353	45,829	5.1	46,358
Retail Stores
Batteries Plus Holding Corporation	One stop	L + 6.75%	7.75%	07/2022	13,791	13,478	1.5	13,791
Batteries Plus Holding Corporation(4)	One stop	L + 6.75%	N/A(5)	07/2022	—	(2)	—	—
CVS Holdings I, LP*^#	One stop	L + 6.25%	7.40%	08/2021	22,171	21,846	2.4	22,171
CVS Holdings I, LP*	One stop	L + 6.25%	7.40%	08/2021	319	314	—	319
CVS Holdings I, LP(4)	One stop	L + 6.25%	N/A(5)	08/2020	—	(2)	—	—
CVS Holdings I, LP(4)	One stop	L + 6.25%	N/A(5)	08/2021	—	(7)	—	—
Cycle Gear, Inc.^	One stop	L + 6.50%	7.50%	01/2020	10,479	10,351	1.2	10,479
Cycle Gear, Inc.	One stop	P + 5.25%	9.25%	01/2020	993	978	0.1	993
Cycle Gear, Inc.(4)	One stop	L + 6.50%	N/A(5)	01/2020	—	(7)	—	—
DTLR, Inc.*^	One stop	L + 6.50%	7.54%	10/2020	11,337	11,256	1.2	11,337

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Retail Stores - (continued)
Elite Sportswear, L.P.	Senior loan	L + 5.25%	6.40%	03/2020	$6,977	$6,871	0.8%	$6,991
Elite Sportswear, L.P.	Senior loan	L + 5.00%	6.15%	03/2020	2,806	2,763	0.3	2,793
Elite Sportswear, L.P.	Senior loan	L + 5.25%	6.40%	03/2020	1,444	1,427	0.2	1,447
Elite Sportswear, L.P.	Senior loan	P + 3.75%	7.75%	03/2020	427	421	—	424
Elite Sportswear, L.P.	Senior loan	L + 5.25%	6.40%	03/2020	219	216	—	219
Express Oil Change, LLC	Senior loan	L + 5.00%	6.15%	12/2017	1,676	1,668	0.2	1,676
Express Oil Change, LLC^	Senior loan	L + 5.00%	6.04%	12/2017	460	458	0.1	460
Express Oil Change, LLC	Senior loan	L + 5.00%	N/A(5)	04/2018	—	—	—	—
Feeders Supply Company, LLC	One stop	L + 5.75%	6.75%	04/2021	5,221	5,124	0.6	5,221
Feeders Supply Company, LLC	Subordinated debt	N/A	12.50% cash/7.00% PIK	04/2021	57	57	—	57
Feeders Supply Company, LLC	One stop	L + 5.75%	6.75%	04/2021	3	2	—	3
Marshall Retail Group, LLC, The^#	One stop	L + 6.00%	7.00%	08/2020	12,144	12,058	1.3	11,902
Marshall Retail Group, LLC, The(4)	One stop	L + 6.00%	N/A(5)	08/2019	—	(15)	—	(44)
Mills Fleet Farm Group LLC*^	One stop	L + 5.50%	6.50%	02/2022	1,815	1,715	0.2	1,815
Paper Source, Inc.^#	One stop	L + 6.25%	7.40%	09/2018	12,691	12,633	1.4	12,691
Paper Source, Inc.*	One stop	L + 6.25%	7.40%	09/2018	1,685	1,675	0.2	1,685
Paper Source, Inc.(4)	One stop	L + 6.25%	N/A(5)	09/2018	—	(6)	—	—
Pet Holdings ULC*^(7)(9)	One stop	L + 5.50%	6.50%	07/2022	14,701	14,443	1.6	14,701
Pet Holdings ULC(7)(9)	One stop	P + 4.50%	8.50%	07/2022	64	61	—	64
Pet Holdings ULC(7)(9)	One stop	P + 4.50%	8.50%	07/2022	9	8	—	9
Sneaker Villa, Inc.*#	One stop	L + 7.75%	8.75%	12/2020	12,405	12,311	1.4	12,405
					133,894	132,095	14.7	133,609
Telecommunications
Arise Virtual Solutions, Inc.^	One stop	L + 6.50%	7.75%	12/2018	1,290	1,283	0.2	1,290
Arise Virtual Solutions, Inc.(4)	One stop	L + 6.50%	N/A(5)	12/2018	—	(1)	—	—
NetMotion Wireless Holdings, Inc.*^#	One stop	L + 6.25%	7.40%	10/2021	7,375	7,275	0.8	7,375
NetMotion Wireless Holdings, Inc.(4)	One stop	L + 6.25%	N/A(5)	10/2021	—	(1)	—	—
					8,665	8,556	1.0	8,665
Textile and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	6.00%	10/2022	2,245	2,201	0.2	2,245
SHO Holding I Corporation(4)	Senior loan	L + 4.00%	N/A(5)	10/2021	—	(1)	—	(2)
					2,245	2,200	0.2	2,243
Utilities
Arcos, LLC	One stop	L + 6.50%	7.75%	02/2021	3,994	3,932	0.4	3,994
Arcos, LLC	One stop	L + 6.50%	N/A(5)	02/2021	—	—	—	—
PowerPlan Holdings, Inc.*^	Senior loan	L + 4.75%	5.75%	02/2022	6,765	6,683	0.8	6,765
PowerPlan Holdings, Inc.(4)	Senior loan	L + 4.75%	N/A(5)	02/2021	—	(5)	—	—
					10,759	10,610	1.2	10,759
Total non-controlled/non-affiliate company debt investments					$1,561,694	$1,541,955	170.5%	$1,545,875

Equity investments (10)(11)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.1%	$1,041
NTS Technical Systems	Preferred stock A	N/A	N/A	N/A	—	128	—	112
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	—	—
Whitcraft LLC	Preferred stock B	N/A	N/A	N/A	1	670	0.2	1,349
Whitcraft LLC	Warrant	N/A	N/A	N/A	—	—	—	262
						2,599	0.3	2,764
Automobile
Polk Acquisition Corp.	LP interest	N/A	N/A	N/A	1	144	—	160
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A	N/A	N/A	57	$746	0.3%	$2,919
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	456
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	—	75	—	308
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	9	964	0.2	1,902
Hopdoddy Holdings, LLC	LLC interest	N/A	N/A	N/A	27	130	—	78
Hopdoddy Holdings, LLC	LLC interest	N/A	N/A	N/A	12	36	—	22
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	879
P&P Food Safety US Acquisition, Inc.	LLC interest	N/A	N/A	N/A	2	204	—	204
Purfoods, LLC	LLC interest	N/A	N/A	N/A	381	381	—	447
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	0.1	658
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	2	945	0.3	2,442
Tate's Bake Shop, Inc.	LP interest	N/A	N/A	N/A	462	428	0.1	509
Uinta Brewing Company	LP interest	N/A	N/A	N/A	462	462	—	—
						5,811	1.2	10,824
Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	10	1,021	0.2	1,384

Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock A	N/A	N/A	N/A	—	90	—	103
Flexan, LLC	Common stock	N/A	N/A	N/A	1	—	—	15
						90	—	118
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.	LLC units	N/A	N/A	N/A	1	1,186	0.2	1,887
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	370	—	97
Inventus Power, Inc.	Common stock	N/A	N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	249	0.1	307
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	160	160	—	—
						1,965	0.3	2,291
Diversified/Conglomerate Service
Actiance, Inc.	Warrant	N/A	N/A	N/A	510	122	—	131
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	341	0.1	487
Bomgar Corporation	Common stock	N/A	N/A	N/A	—	108	—	99
Bomgar Corporation	Common stock	N/A	N/A	N/A	72	1	—	—
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	—	154	—	78
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	348	0.1	358
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	166	130	—	274
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	0.1	412
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	—	—
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	417	—	440
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	103	4	—	114
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	148	—	416
TA MHI Buyer, Inc.	Preferred stock	N/A	N/A	N/A	—	100	—	408
Vendavo, Inc.	Preferred stock	N/A	N/A	N/A	827	827	0.1	738
Verisys Corporation	LLC interest	N/A	N/A	N/A	261	261	—	261
Vitalyst, LLC	Preferred stock A	N/A	N/A	N/A	—	61	—	60
Vitalyst, LLC	Common stock	N/A	N/A	N/A	1	7	—	—
Workforce Software, LLC	LLC units	N/A	N/A	N/A	308	308	0.1	325
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	43	34	—	31
						3,899	0.5	4,632
Ecological
Pace Analytical Services, LLC	LLC units	N/A	N/A	N/A	3	277	—	300

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Electronics
Diligent Corporation	Preferred stock	N/A	N/A	N/A	83	$83	—%	$152
ECI Acquisition Holdings, Inc.	Common stock	N/A	N/A	N/A	9	873	0.1	1,239
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	134	—	335
SEI, Inc.	LLC units	N/A	N/A	N/A	340	265	—	289
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	122	—	8
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	14	—	—
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	1	567	0.1	721
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	235	6	0.1	364
Syncsort Incorporated	Preferred stock	N/A	N/A	N/A	90	226	0.1	329
						2,290	0.4	3,437
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	1,446	0.3	2,314
MyWebGrocer, Inc.	Preferred stock	N/A	N/A	N/A	71	165	—	280
						1,611	0.3	2,594
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	614	0.1	739
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	198	198	—	198
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	579	0.1	620
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	41
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	—	—
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	—	—
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	64	—	—
BIORECLAMATIONIVT, LLC	LLC interest	N/A	N/A	N/A	—	365	0.1	503
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	28	—	35
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	11	—	12
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	—	—	7
Certara L.P.	LP interest	N/A	N/A	N/A	—	635	0.2	1,329
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	8,637	864	0.1	978
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	87	9	—	121
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	357	0.1	419
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	30	805	0.1	811
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	182	—	151
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	—	—	—
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	102	102	—	121
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	—	287	—	300
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	—	5	0.1	854
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	458	—	300
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	417	—	195
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	387	0.1	387
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	—	132	—	185
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	—	249	0.1	348
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	—	241
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	234	234	—	296
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	260
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	221	—	216
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	—
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	—	132
Reliant Pro ReHab, LLC	Preferred stock A	N/A	N/A	N/A	2	183	0.1	984
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	683	—	208
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	487	0.1	908
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	62	—	68
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	56

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare - (continued)
SSH Corporation	Common stock	N/A	N/A	N/A	—	$40	—%	$72
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	529
U.S. Renal Care, Inc.	LP interest	N/A	N/A	N/A	1	2,665	0.3	2,223
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	220	—	220
Young Innovations, Inc.	LLC units	N/A	N/A	N/A	—	236	—	179
Young Innovations, Inc.	Common stock	N/A	N/A	N/A	2	—	—	263
						13,302	1.7	15,509
Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	—	0.1	255
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	98	—	123
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	43	1	—	79
						99	0.1	457
Leisure, Amusement, Motion Pictures, Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	694
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	7	712	0.1	810
						1,424	0.2	1,504
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*	LLC interest	N/A	N/A	N/A	4	—	—	—
Benetech, Inc.*	LLC interest	N/A	N/A	N/A	4	—	—	—
						—	—	—
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	LLC interest	N/A	N/A	N/A	11	106	—	121
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	210	0.1	759
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	—	114	—	278
						430	0.1	1,158
Personal, Food and Miscellaneous Services
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	114	—	146
R.G. Barry Corporation	Preferred stock A	N/A	N/A	N/A	—	161	—	97
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	766	459	0.1	490
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	85	85	0.1	870
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	106	—	145
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	160	—	173
						1,085	0.2	1,921
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	240	—	261
Market Track, LLC	Preferred stock	N/A	N/A	N/A	—	145	—	224
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	0.1	551
						530	0.1	1,036
Retail Stores
Barcelona Restaurants, LLC	LP interest	N/A	N/A	N/A	1,996	—	0.7	6,005
Batteries Plus Holding Corporation	LLC units	N/A	N/A	N/A	5	529	0.1	648
Cycle Gear, Inc.	LLC interest	N/A	N/A	N/A	19	248	—	386
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	97	—	—
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	—	—	—
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	158	—	209
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	—	314
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	2	192	—	209
Feeders Supply Company, LLC	Common stock	N/A	N/A	N/A	—	—	—	54
Marshall Retail Group LLC, The	LLC units	N/A	N/A	N/A	15	154	—	87
Paper Source, Inc.	Common stock	N/A	N/A	N/A	8	1,387	0.2	1,373

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Retail Stores - (continued)
Pet Holdings ULC(7)(9)	LP interest	N/A	N/A	N/A	455	$386	—%	$325
RCP PetPeople LP	LP interest	N/A	N/A	N/A	889	889	0.2	1,656
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	536
						4,532	1.3	11,802
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	—	303	—	364
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	151	3	—	307
						306	—	671

Total non-controlled/non-affiliate company equity investments						$41,415	6.9%	$62,562

Total non-controlled/non-affiliate company investments					$1,561,694	$1,583,370	177.4%	$1,608,437

Non-controlled affiliate company investments(12)
Debt investments
Leisure, Amusement, Motion Pictures, Entertainment
Competitor Group, Inc.*#(7)	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	$9,362	$9,057	0.9%	$8,425
Competitor Group, Inc.(7)	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	1,110	1,085	0.1	999
Competitor Group, Inc.(7)	One stop	L + 9.25%	5.00% cash/5.50% PIK	11/2018	14	14	—	14
					10,486	10,156	1.0	9,438

Total non-controlled affiliate company debt investments					$10,486	$10,156	1.0%	$9,438

Equity investments (10)(11)
Leisure, Amusement, Motion Pictures, Entertainment
Competitor Group, Inc.*#(7)	Preferred stock	N/A	N/A	N/A	—	$4,226	—%	$—
Competitor Group, Inc.(7)	LLC interest	N/A	N/A	N/A	1	714	—	—
Competitor Group, Inc.*#(7)	Common stock	N/A	N/A	N/A	1	—	—	—
						4,940	—	—

Total non-controlled affiliate company equity investments						$4,940	—%	$—

Total non-controlled affiliate company investments					$10,486	$15,096	1.0%	$9,438

Controlled affiliate company investments(13)
Equity investments
Investment Funds and Vehicles
Senior Loan Fund LLC(7)	LLC interest	N/A	N/A	N/A		$120,470	12.8%	$116,130

Total controlled affiliate company equity investments						$120,470	12.8%	$116,130

Total investments					$1,572,180	$1,718,936	191.2%	$1,734,005

Cash and cash equivalents and restricted cash and cash equivalents
Cash and restricted cash						$32,358	3.6%	$32,358
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.37% (14)			11,586	1.3	11,586
Total cash and cash equivalents and restricted cash and cash equivalents						$43,944	4.9%	$43,944

Total investments and cash and cash equivalents and restricted cash and cash equivalents						$1,762,880	196.1%	$1,777,949

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2017
(In thousands)

*	Denotes that all or a portion of the investment secures the notes offered in the 2010 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the investment secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the investment collateralizes the Credit Facility (as defined in Note 7).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at March 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at March 31, 2017.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(5)	The entire commitment was unfunded at March 31, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(6)	Loan was on non-accrual status as of March 31, 2017, meaning that the Company has ceased recognizing interest income on the loan.

(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2017, total non-qualifying assets at fair value represented 8.1% of the Company's assets calculated in accordance with the 1940 Act.

(8)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire one stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)

(9)	The headquarters of this portfolio company is located in Canada.

(10)	Non-income producing securities.

(11)	Ownership of certain equity investments may occur through a holding company or partnership.

(12)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as the Company owns five percent or more of the portfolio company's securities.

(13)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the year ended March 31, 2017 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

(14)	The rate shown is the annualized seven-day yield as of March 31, 2017.

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

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Beverage, Food and Tobacco – (continued)
First Watch Restaurants, Inc.*^#	One stop	L + 6.00%	7.15%	12/2020	$25,596	$25,384	2.9%	$25,596
First Watch Restaurants, Inc.	One stop	P + 5.00%	8.05%	12/2020	1,603	1,596	0.2	1,603
First Watch Restaurants, Inc.	One stop	L + 6.00%	7.00%	12/2020	1,258	1,248	0.1	1,258
First Watch Restaurants, Inc.	One stop	L + 6.00%	7.00%	12/2020	1,255	1,246	0.2	1,255
First Watch Restaurants, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2020	—	(8)	—	—
Hopdoddy Holdings, LLC	One stop	L + 8.00%	9.00%	08/2020	660	649	0.1	660
Hopdoddy Holdings, LLC	One stop	L + 8.00%	N/A(5)	08/2020	—	—	—	—
Hopdoddy Holdings, LLC(4)	One stop	L + 8.00%	N/A(5)	08/2020	—	(3)	—	—
IT'SUGAR LLC	Subordinated debt	N/A	5.00%	10/2017	1,707	1,707	0.2	1,384
Purfoods, LLC	One stop	L + 6.25%	7.25%	05/2021	8,647	8,449	1.0	8,647
Purfoods, LLC	One stop	N/A	7.00% PIK	05/2026	101	101	—	101
Purfoods, LLC	One stop	L + 6.25%	7.25%	05/2021	25	24	—	25
Purfoods, LLC(4)	One stop	L + 6.25%	N/A(5)	05/2021	—	(1)	—	—
Restaurant Holding Company, LLC #	Senior loan	L + 7.75%	8.75%	02/2019	4,605	4,581	0.5	4,513
Rubio's Restaurants, Inc*^	Senior loan	L + 4.75%	6.00%	11/2018	8,919	8,879	1.0	8,919
Smashburger Finance LLC	Senior loan	L + 5.50%	6.75%	05/2018	87	86	—	85
Smashburger Finance LLC(4)	Senior loan	L + 5.50%	N/A(5)	05/2018	—	(2)	—	—
Surfside Coffee Company LLC^	One stop	L + 5.25%	6.25%	06/2020	4,470	4,436	0.5	4,470
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	337	329	—	337
Surfside Coffee Company LLC	One stop	L + 5.25%	6.25%	06/2020	26	25	—	26
Tate's Bake Shop, Inc.#	Senior loan	L + 5.00%	6.00%	08/2019	597	593	0.1	597
Uinta Brewing Company^	One stop	L + 8.50%	9.50%	08/2019	3,734	3,713	0.4	3,622
Uinta Brewing Company	One stop	L + 8.50%	9.50%	08/2019	308	305	—	296
					137,528	136,190	15.4	135,564
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	5.75%	05/2021	1,477	1,471	0.2	1,483

Building and Real Estate
Brooks Equipment Company, LLC*^	One stop	L + 5.00%	6.00%	08/2020	22,970	22,747	2.6	22,970
Brooks Equipment Company, LLC(4)	One stop	L + 5.00%	N/A(5)	08/2020	—	(13)	—	—
ITEL Laboratories, Inc.*	Senior loan	L + 4.50%	5.75%	06/2018	634	631	0.1	634
ITEL Laboratories, Inc.	Senior loan	L + 4.50%	N/A(5)	06/2018	—	—	—	—
					23,604	23,365	2.7	23,604
Containers, Packaging and Glass
Fort Dearborn Company*^	Senior loan	L + 4.75%	5.75%	10/2018	2,980	2,969	0.3	2,980
Fort Dearborn Company*^	Senior loan	L + 4.25%	5.25%	10/2017	509	508	0.1	509
					3,489	3,477	0.4	3,489
Diversified Conglomerate Manufacturing
Chase Industries, Inc.*^#	One stop	L + 5.75%	6.81%	09/2020	21,704	21,556	2.5	21,704
Chase Industries, Inc.#	One stop	L + 5.75%	7.13%	09/2020	4,816	4,784	0.5	4,816
Chase Industries, Inc.(4)	One stop	L + 5.75%	N/A(5)	09/2020	—	(14)	—	—
Inventus Power, Inc*^	One stop	L + 5.50%	6.50%	04/2020	8,409	8,369	0.9	7,736
Inventus Power, Inc(4)	One stop	L + 5.50%	N/A(5)	04/2020	—	(3)	—	(42)
Onicon Incorporated*^#	One stop	L + 6.00%	7.00%	04/2020	13,422	13,286	1.5	13,221
Onicon Incorporated(4)	One stop	L + 6.00%	N/A(5)	04/2020	—	(6)	—	(15)
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.#	Senior loan	L + 5.00%	6.00%	05/2022	2,460	2,436	0.3	2,435
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	6.00%	08/2022	1,768	1,718	0.2	1,768
Plex Systems, Inc.*^	One stop	L + 7.50%	8.75%	06/2020	18,797	18,410	2.1	18,797
Plex Systems, Inc.(4)	One stop	L + 7.50%	N/A(5)	06/2020	—	(30)	—	—
Reladyne, Inc.*#	Senior loan	L + 5.25%	6.25%	07/2022	10,149	9,992	1.2	10,047
Reladyne, Inc.	Senior loan	L + 5.25%	6.25%	07/2022	111	110	—	110
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Manufacturing – (continued)
Reladyne, Inc.	Senior loan	P + 4.25%	7.75%	07/2022	$26	$24	—%	$24
Reladyne, Inc.(4)	Senior loan	L + 5.25%	N/A(5)	07/2022	—	(2)	—	(1)
Sunless Merger Sub, Inc.	Senior loan	L + 5.00%	6.25%	07/2019	1,503	1,509	0.2	1,503
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	7.25%	07/2019	151	151	—	151
					83,316	82,290	9.4	82,254
Diversified Conglomerate Service
Accellos, Inc.*^#	One stop	L + 5.75%	6.75%	07/2020	31,051	30,806	3.5	31,051
Accellos, Inc.(4)	One stop	L + 5.75%	N/A(5)	07/2020	—	(13)	—	—
Actiance, Inc. *^	One stop	L + 9.00%	10.00%	04/2018	2,900	2,831	0.3	2,900
Actiance, Inc.	One stop	L + 9.00%	N/A(5)	04/2018	—	—	—	—
Agility Recovery Solutions Inc.*^	One stop	L + 6.50%	7.50%	03/2020	14,092	13,950	1.6	14,092
Agility Recovery Solutions Inc.(4)	One stop	L + 6.50%	N/A(5)	03/2020	—	(6)	—	—
Bomgar Corporation^	One stop	L + 7.50%	8.50%	06/2022	4,888	4,794	0.6	4,888
Bomgar Corporation(4)	One stop	L + 7.50%	N/A(5)	06/2022	—	(2)	—	—
CIBT Holdings, Inc.^	Senior loan	L + 5.25%	6.25%	06/2022	1,973	1,954	0.2	1,973
CIBT Holdings, Inc.	Senior loan	L + 5.25%	N/A(5)	06/2022	—	—	—	—
Clearwater Analytics, LLC#	One stop	L + 7.50%	8.50%	09/2022	10,050	9,877	1.1	9,925
Clearwater Analytics, LLC(4)	One stop	L + 7.50%	N/A(5)	09/2022	—	(2)	—	(1)
Daxko Acquisition Corporation#	One stop	L + 6.50%	7.50%	09/2022	8,557	8,430	1.0	8,472
Daxko Acquisition Corporation(4)	One stop	L + 6.50%	N/A(5)	09/2022	—	(1)	—	—
EGD Security Systems, LLC	One stop	L + 6.25%	7.25%	06/2022	11,114	10,876	1.3	11,114
EGD Security Systems, LLC	One stop	L + 6.25%	7.25%	06/2022	98	96	—	98
EGD Security Systems, LLC(4)	One stop	L + 6.25%	N/A(5)	06/2022	—	(2)	—	—
HealthcareSource HR, Inc.	One stop	L + 6.75%	7.75%	05/2020	17,724	17,416	2.0	17,724
HealthcareSource HR, Inc.(4)	One stop	L + 6.75%	N/A(5)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	02/2020	3,028	2,978	0.3	3,005
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	08/2021	2,552	2,530	0.3	2,533
Host Analytics, Inc.(4)	One stop	N/A	N/A(5)	02/2020	—	(8)	—	(6)
III US Holdings, LLC#	One stop	L + 6.00%	7.00%	09/2022	5,510	5,400	0.6	5,400
III US Holdings, LLC(4)	One stop	L + 6.00%	N/A(5)	09/2022	—	(1)	—	(1)
Integration Appliance, Inc.*^	One stop	L + 8.25%	9.50%	09/2020	16,123	15,986	1.8	16,123
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	7,914	7,771	0.9	7,914
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	5,396	5,307	0.6	5,396
Integration Appliance, Inc.*	One stop	L + 8.25%	9.50%	09/2020	719	709	0.1	719
Integration Appliance, Inc.(4)	One stop	L + 8.25%	N/A(5)	09/2018	—	(8)	—	—
Jensen Hughes, Inc.#	Senior loan	L + 5.00%	6.00%	12/2021	156	155	—	156
Netsmart Technologies, Inc.#	Senior loan	L + 4.75%	5.75%	04/2023	1,772	1,755	0.2	1,783
Netsmart Technologies, Inc.(4)	Senior loan	L + 4.75%	N/A(5)	01/1900	—	(9)	—	—
Project Alpha Intermediate Holding, Inc.*#	One stop	L + 8.25%	9.25%	08/2022	17,257	16,749	1.9	16,912
PT Intermediate Holdings III, LLC	One stop	L + 6.50%	7.50%	06/2022	22,250	21,719	2.5	22,250
PT Intermediate Holdings III, LLC	One stop	P + 5.50%	9.00%	06/2022	25	21	—	25
Secure-24, LLC*	One stop	L + 6.00%	7.25%	08/2017	9,777	9,723	1.1	9,777
Secure-24, LLC^	One stop	L + 6.00%	7.25%	08/2017	1,430	1,424	0.2	1,430
Secure-24, LLC(4)	One stop	L + 6.00%	N/A(5)	08/2017	—	(1)	—	—
Severin Acquisition, LLC^	Senior loan	L + 5.38%	6.38%	07/2021	892	884	0.1	905
Severin Acquisition, LLC^	Senior loan	L + 5.00%	6.00%	07/2021	794	788	0.1	794
Severin Acquisition, LLC^	Senior loan	L + 5.38%	6.38%	07/2021	607	601	0.1	616
Severin Acquisition, LLC^	Senior loan	L + 4.88%	5.88%	07/2021	196	194	—	195
Source Medical Solutions, Inc.	Second lien	L + 11.00%	9.00% cash/3.00% PIK	03/2018	9,475	9,340	1.1	9,475
Steelwedge Software, Inc.^	One stop	L + 10.00%	9.00% cash/2.00% PIK	09/2020	2,197	2,109	0.2	2,197
Steelwedge Software, Inc.	One stop	L + 10.00%	N/A(5)	09/2020	—	—	—	—

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Leisure, Amusement, Motion Pictures and Entertainment
NFD Operating, LLC*	One stop	L + 7.00%	8.25%	06/2021	$2,349	$2,315	0.3%	$2,349
NFD Operating, LLC	One stop	L + 7.00%	N/A(5)	06/2021	—	—	—	—
NFD Operating, LLC(4)	One stop	L + 7.00%	N/A(5)	06/2021	—	(1)	—	—
Self Esteem Brands, LLC^	Senior loan	L + 4.00%	5.00%	02/2020	2,934	2,924	0.3	2,934
Self Esteem Brands, LLC(4)	Senior loan	L + 4.00%	N/A(5)	02/2020	—	(3)	—	—
Teaching Company, The	One stop	L + 6.25%	7.25%	08/2020	18,926	18,705	2.2	18,926
Teaching Company, The	One stop	L + 6.25%	7.25%	08/2020	40	39	—	40
Titan Fitness, LLC*	One stop	L + 6.50%	7.75%	09/2019	13,223	13,070	1.5	13,223
Titan Fitness, LLC	One stop	L + 6.50%	7.75%	09/2019	1,747	1,733	0.2	1,747
Titan Fitness, LLC	One stop	L + 6.50%	7.75%	09/2019	582	546	0.1	582
Titan Fitness, LLC	One stop	P + 5.25%	8.75%	09/2019	419	406	—	419
					40,220	39,734	4.6	40,220
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*	One stop	L + 9.00%	10.25%	10/2017	4,425	4,413	0.4	3,894
Benetech, Inc.	One stop	P + 7.75%	11.25%	10/2017	152	149	—	20
					4,577	4,562	0.4	3,914
Oil and Gas
Drilling Info, Inc.^#(9)	One stop	L + 5.50%	6.50%	06/2020	1,806	1,782	0.2	1,792
Drilling Info, Inc.(9)	One stop	L + 5.50%	6.50%	06/2020	516	506	0.1	513
Drilling Info, Inc.(4)(9)	One stop	L + 5.50%	N/A(5)	06/2020	—	(1)	—	—
					2,322	2,287	0.3	2,305
Personal and Non-Durable Consumer Products
Georgica Pine Clothiers, LLC	One Stop	L + 5.50%	6.50%	11/2021	5,736	5,638	0.7	5,736
Georgica Pine Clothiers, LLC^	One Stop	L + 5.50%	6.50%	11/2021	500	495	0.1	500
Georgica Pine Clothiers, LLC(4)	One Stop	L + 5.50%	N/A(5)	11/2021	—	(1)	—	—
Massage Envy, LLC*	One Stop	L + 7.25%	8.50%	09/2018	15,151	15,025	1.7	15,151
Massage Envy, LLC(4)	One Stop	L + 7.25%	N/A(5)	09/2018	—	(6)	—	—
Orthotics Holdings, Inc *#	One Stop	L + 5.00%	6.00%	02/2020	8,375	8,303	0.9	7,956
Orthotics Holdings, Inc *#(7)	One Stop	L + 5.00%	6.00%	02/2020	1,373	1,361	0.1	1,304
Orthotics Holdings, Inc	One Stop	L + 5.00%	6.00%	02/2020	139	129	—	77
Orthotics Holdings, Inc (4)	One Stop	L + 5.00%	N/A(5)	02/2020	—	(12)	—	(70)
Orthotics Holdings, Inc (4)(7)	One Stop	L + 5.00%	N/A(5)	02/2020	—	(1)	—	(7)
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	6.25%	12/2017	4,660	4,644	0.5	4,613
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	6.75%	12/2017	859	854	0.1	857
Team Technologies Acquisition Company(4)	Senior loan	L + 5.00%	N/A(5)	12/2017	—	(1)	—	(3)
					36,793	36,428	4.1	36,114
Personal and Non-Durable Consumer Products
Community Veterinary Partners, LLC	One stop	L + 5.50%	6.50%	10/2021	16	16	—	16
Focus Brands Inc.*^	Second lien	L + 9.00%	10.25%	08/2018	9,000	8,965	1.0	9,000
Ignite Restaurant Group, Inc. (Joe's Crab Shack)^	One stop	L + 7.00%	8.00%	02/2019	4,322	4,286	0.5	4,236
PetVet Care Centers LLC^	Senior loan	L + 4.75%	5.75%	12/2020	5,837	5,753	0.7	5,837
PetVet Care Centers LLC^	Senior loan	L + 4.75%	5.75%	12/2020	1,219	1,203	0.1	1,219
PetVet Care Centers LLC(4)	Senior loan	L + 4.75%	N/A(5)	12/2019	—	(9)	—	—
Vetcor Professional Practices LLC*^#	One stop	L + 6.25%	7.25%	04/2021	29,043	28,526	3.3	29,043
Vetcor Professional Practices LLC*	One stop	L + 6.25%	7.25%	04/2021	966	956	0.1	966
Vetcor Professional Practices LLC	One stop	L + 6.25%	7.25%	04/2021	550	501	0.1	550
Vetcor Professional Practices LLC#	One stop	L + 6.25%	7.25%	04/2021	288	285	—	288
Vetcor Professional Practices LLC	One stop	L + 6.25%	7.25%	04/2021	236	234	—	236
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%	N/A(5)	04/2021	—	(16)	—	—
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%	N/A(5)	04/2021	—	(4)	—	—
Veterinary Specialists of North America, LLC*^	One stop	L + 5.25%	6.25%	07/2021	6,101	6,029	0.7	6,041
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

Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), Golub Capital BDC 2010-1 LLC (“2010 Issuer”), Golub Capital BDC CLO 2014 LLC (“2014 Issuer”), Golub Capital BDC Funding LLC (“Funding”), Golub Capital BDC Holdings, LLC (“BDC Holdings”), GC SBIC IV, L.P. (“SBIC IV”), GC SBIC V, L.P. (“SBIC V”), GC SBIC VI, L.P. (“SBIC VI”) and, prior to its dissolution on January 27, 2016, Golub Capital BDC Revolver Funding LLC (“Revolver Funding”) in its consolidated financial statements. The Company does not consolidate its non-controlling interest in Senior Loan Fund LLC ("SLF"). See further description of the Company’s investment in SLF in Note 4.

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

Restricted cash and cash equivalents:  Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash is held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. In addition, restricted cash and cash equivalents include amounts held within the Company’s small business investment company (“SBIC”) subsidiaries. The amounts held within the SBICs are generally restricted to the originations of new loans by the SBICs and the payment of U.S. Small Business Administration (“SBA”) debentures and related interest expense.

Revenue recognition:

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2017, interest income included $1,816 and $3,623, respectively, of accretion of discounts. For the three and six months ended March 31, 2016, interest income included $1,795 and $3,686, respectively, of accretion of discounts. For the three and six months ended March 31, 2017, the Company received loan origination fees of $1,115 and $3,029, respectively. For the three and six months ended March 31, 2016, the Company received loan origination fees of $2,635 and $4,791, respectively.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2017, the Company recorded PIK income of $829 and $1,396, respectively, and received PIK payments in cash of $186 and $186, respectively. For the three and six months ended March 31, 2016, the Company recorded PIK income of $124 and $315, respectively, and received PIK payments in cash of $0 and $0, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three and six months ended March 31, 2017, fee income included $100 and $266, respectively, of prepayment premiums. For the three and six months ended March 31, 2016, fee income included $402 and $567, respectively, of prepayment premiums.

For the three and six months ended March 31, 2017, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $28,314 and $59,157 respectively. For the three and six months ended March 31, 2016, the Company received interest and fees in cash, which excludes capitalized loan origination fees, in the amounts of $27,519 and $54,743 respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended March 31, 2017, the Company recorded dividend income of $2,425 and $3,323, respectively, and return of capital distributions of $2,351 and $3,081. For the three and six months ended March 31, 2016, the Company recorded dividend income of $1,178 and $2,185, respectively, and return of capital distributions of $88 and $2,158.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $1,110 and $1,326 as of March 31, 2017 and September 30, 2016, respectively.

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

Income taxes:  The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2017, $7 and $17, respectively, was incurred for U.S. federal excise tax. For the three and six months ended March 31, 2016, $31 and $333, respectively, was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through March 31, 2017. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

Share repurchase plan:  The Company has a share repurchase program (the “Program”) which allows the Company to repurchase up to $50,000 of the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2016 and the Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Company did not make any repurchases of its common stock during the three and six months ended March 31, 2017 and March 31, 2016.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2017 and September 30, 2016, the Company had deferred debt issuance costs of $4,921 and $5,627, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three and six months ended March 31, 2017 was $796 and $1,645, respectively. Amortization expense for the three and six months ended March 31, 2016 was $1,001 and $2,250, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of March 31, 2017 and September 30, 2016, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $129 and $145, respectively.

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

Note 3.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board most recently reapproved the Investment Advisory Agreement in May 2017. The Investment Adviser is a registered investment adviser with the Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

For the three and six months ended March 31, 2017, the Income Incentive Fee incurred was $1,204 and $2,815, respectively. For the three and six months ended March 31, 2016, the Income Incentive Fee incurred was $720 and $1,127, respectively.

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

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for each of the three and six months ended March 31, 2017 and 2016 was $0. However, in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through March 31, 2017, the Company has not made any Capital Gain Incentive Fee payments. For the three and six months ended March 31, 2017, the Company accrued a capital gain incentive fee under GAAP of $906 and $1,386, respectively, which accruals are included in incentive fee in the consolidated statements of operations. For the three months ended March 31, 2016, the Company recorded a reversal in the accrual for capital gain incentive fee under GAAP of $540 and for the six months ended March 31, 2016, the Company accrued a capital gain incentive fee under GAAP of $824.

As of March 31, 2017 and September 30, 2016, included in management and incentive fees payable on the consolidated statements of financial condition were $5,463 and $4,077, respectively, for accruals for capital gain incentive fees under GAAP.

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

Included in accounts payable and accrued expenses is $524 and $566 as of March 31, 2017 and September 30, 2016, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2017 were $737 and $1,319, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2016 were $822 and $1,379, respectively.

As of March 31, 2017 and September 30, 2016, included in accounts payable and accrued expenses were $429 and $582, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

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

During the three and six months ended March 31, 2017, the Company sold $45,924 and $84,231, respectively, of investments and unfunded commitments to SLF at fair value and recognized $310 and $576, respectively, of net realized gains. During the three and six months ended March 31, 2016, the Company sold $35,923 and $115,146, respectively, of investments and unfunded commitments to SLF at fair value and recognized $158 and $753, respectively, of net realized gains.

During the three and six months ended March 31, 2017, SLF incurred an administrative service fee of $104 and $231, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between SLF and the Administrator. During the three and six months ended March 31, 2016, SLF incurred an administrative service fee of $115 and $200, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between SLF and the Administrator.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

Note 4.    Investments

Investments as of March 31, 2017 and September 30, 2016 consisted of the following:

	As of March 31, 2017			As of September 30, 2016
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$195,003	$192,926	$192,578	$164,818	$162,969	$162,849
One stop	1,356,360	1,338,601	1,341,899	1,321,494	1,303,056	1,304,467
Second lien	19,053	18,820	19,053	27,909	27,579	27,909
Subordinated debt	1,764	1,764	1,783	1,750	1,750	1,427
Subordinated notes in SLF(1)(2)	—	—	—	77,301	77,301	77,301
LLC equity interests in SLF(2)	N/A	120,470	116,130	N/A	31,339	26,927
Equity	N/A	46,355	62,562	N/A	46,179	59,732
Total	$1,572,180	$1,718,936	$1,734,005	$1,593,272	$1,650,173	$1,660,612

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

	As of March 31, 2017		As of September 30, 2016
Amortized Cost:
United States
Mid-Atlantic	$437,945	25.5%	$411,509	24.9%
Midwest	373,112	21.7	353,117	21.4
West	271,515	15.8	289,208	17.5
Southeast	359,721	20.9	364,203	22.1
Southwest	155,833	9.1	117,168	7.1
Northeast	105,912	6.1	100,056	6.1
Canada	14,898	0.9	14,912	0.9
Total	$1,718,936	100.0%	$1,650,173	100.0%

Fair Value:
United States
Mid-Atlantic	$431,462	24.9%	$403,536	24.3%
Midwest	377,458	21.8	357,059	21.5
West	271,261	15.6	288,047	17.3
Southeast	364,824	21.0	368,450	22.2
Southwest	157,694	9.1	119,641	7.2
Northeast	116,207	6.7	108,866	6.6
Canada	15,099	0.9	15,013	0.9
Total	$1,734,005	100.0%	$1,660,612	100.0%

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2017 and September 30, 2016 were as follows:

	As of March 31, 2017		As of September 30, 2016
Amortized Cost:
Aerospace and Defense	$64,040	3.7%	$64,220	3.9%
Automobile	13,791	0.8	25,293	1.5
Banking	17,557	1.0	17,447	1.1
Beverage, Food and Tobacco	139,966	8.1	141,879	8.6
Broadcasting and Entertainment	1,464	0.1	1,471	0.1
Buildings and Real Estate	30,081	1.8	24,386	1.5
Chemicals, Plastics and Rubber	2,414	0.1	73	0.0	*
Containers, Packaging and Glass	—	—	3,477	0.2
Diversified/Conglomerate Manufacturing	82,301	4.8	84,255	5.1
Diversified/Conglomerate Service	289,494	16.8	270,691	16.4
Ecological	15,315	0.9	15,343	0.9
Electronics	125,995	7.3	144,560	8.8
Grocery	17,077	1.0	17,051	1.0
Healthcare, Education and Childcare	346,296	20.2	322,793	19.6
Home and Office Furnishings, Housewares and Durable Consumer	17,892	1.0	17,796	1.1
Hotels, Motels, Inns, and Gaming	798	0.0 *	804	0.0	*
Insurance	32,840	1.9	32,652	2.0
Investment Funds and Vehicles	120,470	7.0	108,640	6.6
Leisure, Amusement, Motion Pictures, Entertainment	72,981	4.3	56,004	3.4
Mining, Steel, Iron and Non-Precious Metals	4,586	0.3	4,562	0.3
Oil and Gas	2,239	0.1	2,287	0.1
Personal and Non Durable Consumer Products (Mfg. Only)	56,968	3.3	37,531	2.3
Personal, Food and Miscellaneous Services	59,713	3.5	64,790	3.9
Printing and Publishing	46,359	2.7	46,049	2.8
Retail Stores	136,627	8.0	130,991	7.9
Telecommunications	8,556	0.5	2,170	0.1
Textiles and Leather	2,200	0.1	2,015	0.1
Utilities	10,916	0.7	10,943	0.7
Total	$1,718,936	100.0%	$1,650,173	100.0%

*Represents an amount less than 0.1%

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

	As of March 31, 2017		As of September 30, 2016
Fair Value:
Aerospace and Defense	$60,534	3.5%	$59,120	3.6%
Automobile	13,933	0.8	25,911	1.6
Banking	16,692	1.0	17,529	1.1
Beverage, Food and Tobacco	144,793	8.4	145,658	8.8
Broadcasting and Entertainment	1,475	0.1	1,483	0.1
Buildings and Real Estate	30,457	1.8	24,852	1.5
Chemicals, Plastics and Rubber	2,463	0.1	75	0.0	*
Containers, Packaging and Glass	—	—	3,489	0.2
Diversified/Conglomerate Manufacturing	83,172	4.8	84,306	5.1
Diversified/Conglomerate Service	294,169	17.0	274,198	16.5
Ecological	15,735	0.9	15,618	0.9
Electronics	128,175	7.4	146,319	8.8
Grocery	18,119	1.0	17,862	1.1
Healthcare, Education and Childcare	349,793	20.2	327,287	19.7
Home and Office Furnishings, Housewares, and Durable Consumer	16,906	1.0	16,498	1.0
Hotels, Motels, Inns, and Gaming	807	0.0 *	815	0.0	*
Insurance	33,563	1.9	33,303	2.0
Investment Funds and Vehicles	116,130	6.7	104,228	6.3
Leisure, Amusement, Motion Pictures, Entertainment	67,354	3.9	51,397	3.1
Mining, Steel, Iron and Non-Precious Metals	4,029	0.2	3,914	0.2
Oil and Gas	2,268	0.1	2,305	0.1
Personal and Non Durable Consumer Products (Mfg. Only)	57,989	3.3	37,895	2.3
Personal, Food and Miscellaneous Services	60,306	3.5	66,198	4.0
Printing and Publishing	47,394	2.7	46,814	2.8
Retail Stores	145,411	8.4	137,940	8.3
Telecommunications	8,665	0.5	2,111	0.1
Textiles and Leather	2,243	0.1	2,061	0.1
Utilities	11,430	0.7	11,426	0.7
Total	$1,734,005	100.0%	$1,660,612	100.0%
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

As of March 31, 2017, SLF is capitalized from LLC equity interest subscriptions from its members. On December 14, 2016, the SLF investment committee approved the recapitalization of the commitments of SLF’s members. On December 30, 2016, SLF’s members entered into additional LLC equity interest subscriptions totaling $160,000, SLF issued capital calls totaling $89,930 to the Company and RGA and the subordinated notes previously issued by SLF were redeemed and terminated. As of March 31, 2017 and September 30, 2016, the Company and RGA owned 87.5% and 12.5%, respectively of the LLC equity interests of SLF. SLF’s profits and losses are allocated to the Company and RGA in accordance with their respective ownership interests. As of September 30, 2016, the Company and RGA owned 87.5% and 12.5%, respectively, of the outstanding subordinated notes issued by SLF.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

Additionally, SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”), which as of March 31, 2017 allowed SLF II to borrow up to $300,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

As of March 31, 2017 and September 30, 2016, SLF had the following commitments from its members:

	As of March 31, 2017		As of September 30, 2016
	Committed	Funded(1)	Committed	Funded(1)(2)
Subordinated note commitments (3)	$—	$—	$160,000	$88,344
LLC equity commitments (3)	200,000	137,680	40,000	35,816
Total	$200,000	$137,680	$200,000	$124,160

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

(2)	Funded subordinated note commitments as of September 30, 2016 are presented net of repayments subject to recall. The subordinated note commitments were terminated as of December 30, 2016.

(3)	Commitments presented are combined for the Company and RGA.

As of March 31, 2017 and September 30, 2016, SLF had total assets at fair value of $357,959 and $332,786, respectively. As of March 31, 2017 and September 30, 2016, SLF had one portfolio company investment on non-accrual status and the total fair value of non-accrual loans was $5,684 and $6,686, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of March 31, 2017 and September 30, 2016, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $20,962 and $24,104, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of March 31, 2017 and September 30, 2016:

	As of	As of
	March 31,	September 30,
	2017	2016
Senior secured loans (1)	$357,661	$331,473
Weighted average current interest rate on senior secured loans (2)	6.3%	6.0%
Number of borrowers in SLF	59	62
Largest portfolio company investments (1)	$13,889	$13,050
Total of five largest portfolio company investments (1)	$62,471	$61,118

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of March 31, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.9%	$2,105	$2,103
Accellos, Inc. (4)	Diversified/Conglomerate Service	Senior loan	07/2020	6.9	13,889	13,889
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	6,805	6,260
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	466	428
Aimbridge Hospitality, LLC (4)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8	4,985	4,985
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0	4,605	4,605
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.9	3,542	3,542
Arise Virtual Solutions, Inc. (4)	Telecommunications	Senior loan	12/2018	7.8	10,084	10,084
Atkins Nutritionals, Inc. (4)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3	4,452	4,452
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.6	10,613	10,613
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.9	4,922	4,915
Certara L.P. (4)	Healthcare, Education and Childcare	Senior loan	12/2018	6.6	8,264	8,202
Certara L.P. (4)(5)	Healthcare, Education and Childcare	Senior loan	12/2018	N/A (6)	—	(5)
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.6	4,212	4,180
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.1	8,633	8,633
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.1	4,351	4,351
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5	2,454	2,454
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5	1,234	1,234
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5	59	59
Curo Health Services LLC (4)	Healthcare, Education and Childcare	Senior loan	02/2022	5.8	5,880	5,927
DentMall MSO, LLC (7)	Retail Stores	Senior loan	07/2019	6.0	10,147	5,074
DentMall MSO, LLC (7)	Retail Stores	Senior loan	07/2019	6.2	1,110	610
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5	4,545	4,454
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.6	160	138
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2018	5.3	2,047	2,047
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.6	4,749	4,749
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	8.3	206	206
Express Oil Change, LLC (4)	Retail Stores	Senior loan	12/2017	6.1	4,704	4,704
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	7.8	250	250
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	02/2020	7.3	1,926	1,950
First Watch Restaurants, Inc. (4)	Beverage, Food and Tobacco	Senior loan	12/2020	7.3	10,286	10,286
First Watch Restaurants, Inc. (4)	Beverage, Food and Tobacco	Senior loan	12/2020	9.0	196	196
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.9	6,060	6,060
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.9	1,686	1,686
Gamma Technologies, LLC (4)	Electronics	Senior loan	06/2021	6.0	10,316	10,316
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	3,092	3,092
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.2	5,208	5,208
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	2,336	2,336
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.0	103	103
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.0	65	65
Joerns Healthcare, LLC (4)	Healthcare, Education and Childcare	Senior loan	05/2020	7.2% cash/ 0.50% PIK	9,549	9,167

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of March 31, 2017 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal ($) / Shares(2)	Fair Value(3)
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5%		$6,798	$6,798
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		2,238	2,238
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		314	314
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		2,222	2,222
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	5.8		1,987	1,987
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.0		155	155
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.0		4,079	4,079
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,945	963
PetVet Care Centers LLC (4)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.9		5,865	5,865
PetVet Care Centers LLC (4)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.9		1,213	1,213
PetVet Care Centers LLC (4)	Personal, Food and Miscellaneous Services	Senior loan	12/2019	7.4		184	184
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.0		4,710	4,710
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.0		54	54
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.6		35	35
PowerPlan Holdings, Inc. (4)	Utilities	Senior loan	02/2022	5.8		11,951	11,951
Premise Health Holding Corp. (4)	Healthcare, Education and Childcare	Senior loan	06/2020	5.6		11,831	11,831
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.5		9,788	9,788
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.5		328	328
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0		5,642	5,586
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	6.9		7,833	7,833
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	6.9		598	598
Radiology Partners, Inc.(4)	Healthcare, Education and Childcare	Senior loan	09/2020	6.9		508	508
Reliant Pro ReHab, LLC (4)	Healthcare, Education and Childcare	Senior loan	12/2017	6.1		3,291	3,291
RSC Acquisition, Inc.	Insurance	Senior loan	11/2022	6.4		3,884	3,884
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	5.8		15	15
Rubio's Restaurants, Inc. (4)	Beverage, Food and Tobacco	Senior loan	11/2018	5.9		5,018	5,018
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.3		6,556	6,556
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	6.8		4,806	4,806
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	6.8		50	50
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.5		25	25
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.5		2,615	2,615
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8		3,703	3,703
SEI, Inc. (4)	Electronics	Senior loan	07/2021	5.8		8,667	8,667
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.8		11,815	11,697
Self Esteem Brands, LLC (4)(5)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	N/A	(6)	—	(7)
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	5.9		5,317	5,237
Severin Acquisition, LLC (4)	Diversified/Conglomerate Service	Senior loan	07/2021	6.0		4,857	4,808
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.1		671	667
Severin Acquisition, LLC (5)	Diversified/Conglomerate Service	Senior loan	07/2021	N/A	(6)	—	(2)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		908	889
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		72	70
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		71	70

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of March 31, 2017 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.6%	$71	$70
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	71	70
Smashburger Finance LLC(5)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (6)	—	(2)
Southern Anesthesia and Surgical	Healthcare, Education and Childcare	Senior loan	11/2017	6.6	2,701	2,701
Tate's Bake Shop, Inc.(4)	Beverage, Food and Tobacco	Senior loan	08/2019	6.1	2,941	2,941
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.4	4,582	4,566
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.4	7,431	7,431
W3 Co.	Oil and Gas	Senior loan	03/2022	7.0	1,272	1,222
Young Innovations, Inc.(4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.1	10,421	10,421
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.9	5,256	5,256
Total senior loan investments					$357,661	$349,583

W3 Co. (8)(9)	Oil and Gas	LLC units	N/A	N/A	3	$1,069
Total equity investments						$1,069

Total investments					$357,661	$350,652

(1)	Represents the weighted average annual current interest rate as of March 31, 2017.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(4)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

(6)	The entire commitment was unfunded at March 31, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Loan was on non-accrual status as of March 31, 2017, meaning that SLF has ceased recognizing interest income on the loan.

(8)	Equity investment received as a result of the portfolio company's debt restructure.

(9)	Non-income producing.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2016
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal ($)	Fair Value(2)
1A Smart Start LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8%		$2,116	$2,111
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,945	1,938
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		6,805	6,601
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		466	452
Advanced Pain Management Holdings, Inc.(4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A	(5)	—	(35)
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		5,037	5,037
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0		4,818	4,806
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8		3,895	3,895
Arise Virtual Solutions, Inc.(3)	Telecommunications	Senior loan	12/2018	7.8		10,804	10,264
Arise Virtual Solutions, Inc.(3)(4)	Telecommunications	Senior loan	12/2018	N/A	(5)	—	(28)
Atkins Nutritionals, Inc.(3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		5,664	5,664
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,876	1,813
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5		10,667	10,667
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8		4,948	4,938
C.B. Fleet Company, Incorporated	Personal and Non-Durable Consumer Products	Senior loan	12/2021	5.8		7,613	7,613
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5		4,460	4,427
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		8,677	8,677
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		4,373	4,373
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		2,466	2,454
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		1,240	1,234
CPI Buyer, LLC (Cole-Parmer)(3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,805	5,776
Curo Health Services LLC(3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		5,910	5,928
DentMall MSO, LLC(6)	Retail Stores	Senior loan	07/2019	6.0		10,147	6,088
DentMall MSO, LLC(6)	Retail Stores	Senior loan	07/2019	6.0		1,000	598
DISA Holdings Acquisition Subsidiary Corp.	Diversified Conglomerate Service	Senior loan	12/2020	5.5		4,568	4,431
DISA Holdings Acquisition Subsidiary Corp.	Diversified Conglomerate Service	Senior loan	12/2020	5.5		255	224
EAG, INC. (Evans Analytical Group)	Diversified Conglomerate Service	Senior loan	07/2017	5.0		2,113	2,113
Encore GC Acquisition, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2020	6.3		4,773	4,773
Encore GC Acquisition, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2020	7.8		164	164
Express Oil Change, LLC(3)	Retail Stores	Senior loan	12/2017	6.0		4,841	4,841
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	02/2020	7.3		1,976	1,998
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,920	3,799
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3		6,090	6,090
Harvey Tool Company, LLC(3)	Diversified Conglomerate Manufacturing	Senior loan	03/2020	6.0		3,108	3,108
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.3		2,342	2,342
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.0		104	104
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.2		65	65
Joerns Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	05/2020	6.0		9,598	9,118
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		6,834	6,834
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		1,061	1,061
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		596	596

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal ($)	Fair Value(2)
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	6.8%		$3,781	$3,781
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3		179	179
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		2,233	2,233
Mediaocean LLC(3)	Diversified Conglomerate Service	Senior loan	08/2022	5.8		3,137	3,137
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		4,288	4,224
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		470	463
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	7.5		1	1
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.5		1,998	1,958
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.7		180	166
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified Conglomerate Manufacturing	Senior loan	05/2022	6.0		1,640	1,623
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,955	1,163
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		1,419	1,419
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		5,895	5,895
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		1,219	1,219
PowerPlan Holdings, Inc.(3)	Utilities	Senior loan	02/2022	5.8		11,994	11,994
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		13,026	13,026
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		10	10
Premise Health Holding Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		11,891	11,891
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2019	6.8		8,354	8,354
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.8		373	373
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0		5,880	5,821
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		7,072	7,001
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		801	792
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		510	505
Radiology Partners, Inc.(3)(4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(6)
Radiology Partners, Inc.(3)(4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(3)
Reliant Pro ReHab, LLC(3)	Healthcare, Education and Childcare	Senior loan	12/2017	6.0		3,337	3,337
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3		3,732	3,732
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3		172	172
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.8		33	33
Rubio's Restaurants, Inc.(3)	Beverage, Food and Tobacco	Senior loan	11/2018	6.0		5,044	5,044
Rug Doctor LLC	Personal and Non-Durable Consumer Products	Senior loan	06/2018	6.3		7,780	7,780
Saldon Holdings, Inc.	Diversified Conglomerate Service	Senior loan	09/2021	5.5		2,718	2,718
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8		3,722	3,722
SEI, Inc.	Electronics	Senior loan	07/2021	5.8		8,711	8,711
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures and Entertainment	Senior loan	02/2020	5.0		6,342	6,342
Severin Acquisition, LLC(3)	Diversified Conglomerate Service	Senior loan	07/2021	5.9		4,882	4,858
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		951	932
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	74
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC(4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A	(5)	—	(2)

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
Systems Maintenance Services Holding, Inc.(3)	Electronics	Senior loan	10/2019	5.0%	$2,396	$2,396
Tate's Bake Shop, Inc.(3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0	2,955	2,955
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	4,582	4,566
Transaction Data Systems, Inc.(3)	Diversified Conglomerate Service	Senior loan	06/2021	6.3	5,260	5,260
Transaction Data Systems, Inc.	Diversified Conglomerate Service	Senior loan	06/2020	5.5	9	8
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,924	2,295
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0	4,869	4,869
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0	100	100
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	3,804	3,818
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2018	6.8	122	118
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8	5,282	5,282
					$331,473	$323,510

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at September 30, 2016. As such, no interest is being earned on this investment.

(6)	Loan was on non-accrual status as of September 30, 2016, meaning that SLF has ceased recognizing interest income on the loan.

As of March 31, 2017, the Company has committed to fund $175,000 of LLC equity interest subscriptions to SLF. As of March 31, 2017 and September 30, 2016, $120,470 and $31,339, respectively, of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and six months ended March 31, 2017, the Company received $2,417 and $3,163, respectively, in dividend income from the SLF LLC equity interests. For the three and six months ended March 31, 2016, the Company received $1,127 and $1,903, respectively, in dividend income from the SLF LLC equity interests.

As of September 30, 2016, the amortized cost, net of principal repayments that were subject to recall, and fair value of the subordinated notes held by the Company was $77,301 and $77,301, respectively. As of September 30, 2016, the subordinated notes paid a weighted average interest rate of three-month LIBOR plus 8.0%. For the three and six months ended March 31, 2017, the Company earned interest income on the subordinated notes of $0 and $1,639, respectively.
For the three and six months ended March 31, 2016, the Company earned interest income on the subordinated notes of $1,767 and $3,393, respectively.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

See below for certain summarized financial information for SLF as of March 31, 2017 and September 30, 2016 and for the three and six months ended March 31, 2017 and 2016:

	As of	As of
	March 31, 2017	September 30, 2016
Selected Balance Sheet Information:
Investments, at fair value	$350,652	$323,510
Cash and other assets	7,307	7,281
Receivable from investments sold	—	1,995
Total assets	$357,959	$332,786
Senior credit facility	$224,750	$214,050
Unamortized debt issuance costs	(184)	(949)
Other liabilities	673	567
Total liabilities	225,239	213,668
Subordinated notes and members’ equity	132,720	119,118
Total liabilities and members' equity	$357,959	$332,786

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Selected Statement of Operations Information:
Interest income	$5,476	$5,649	$10,666	$11,004
Fee income	—	22	—	22
Total investment income	5,476	5,671	10,666	11,026
Interest expense	2,135	4,040	6,019	7,759
Administrative service fee	104	115	231	200
Other expenses	31	40	64	75
Total expenses	2,270	4,195	6,314	8,034
Net investment income	3,206	1,476	4,352	2,992
Net realized gain (loss) on investments	(4)	(430)	(26)	(430)
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	211	1,405	(629)	(2,096)
Net increase (decrease) in net assets	$3,413	$2,451	$3,697	$466

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

Note 5.     Transactions with Affiliated Companies

An affiliated company is generally a portfolio company in which the Company owns 5% or more of the portfolio company's voting securities. A controlled affiliate is generally a portfolio company in which the Company owns more than 25% of the portfolio company’s outstanding voting securities. Transactions related to investments with both controlled and non-controlled affiliates for the six months ended March 31, 2017 and 2016 were as follows:

For the six months ended March 31, 2017
Portfolio Company	Fair value at September 30, 2016	Purchases (cost)(1)	Redemptions (cost)	Transfer in (out) (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value at March 31, 2017	Net realized gain/(loss)	Interest and fee income	Dividend income
Controlled Affiliates
Senior Loan Fund LLC*	$104,228	$96,687	$(84,857)	$—	$—	$72	$116,130	$—	$1,639	$3,163
Non-Controlled Affiliates
Competitor Group, Inc.	9,618	154	(3)	—	99	(430)	9,438	—	651	—
Total Controlled and Non-Controlled Affiliates	$113,846	$96,841	$(84,860)	$—	$99	$(358)	$125,568	$—	$2,290	$3,163

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

(1)	Purchases at cost includes amounts related to PIK capitalized and added to the principal balance of the respective loans.

For the six months ended March 31, 2016
Portfolio Company	Fair value at September 30, 2015	Purchases (cost)(1)	Redemptions (cost)	Transfer in (out) (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value at March 31, 2016	Net realized gain/(loss)	Interest and fee income	Dividend income
Controlled Affiliates
Senior Loan Fund LLC*	$98,936	$20,440	$—	$—	$—	$(2,357)	$117,019	$—	$3,393	$1,903
Non-Controlled Affiliates
Barcelona Restaurants, LLC(2)	5,523	—	(1,995)	(4,871)	—	1,343	—	2,722	—	—
Competitor Group, Inc.(3)	—	9	—	13,743	—	(4,142)	9,610	—	21	—
Total Controlled and Non-Controlled Affiliates	$104,459	$20,449	$(1,995)	$8,872	$—	$(5,156)	$126,629	$2,722	$3,414	$1,903

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2017 and 2016. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2017 and September 30, 2016, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs of the fair value hierarchy.

When determining fair value of Level 3 debt and equity investments, the Company may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA may include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.

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

Secured Borrowings

The Company has elected the fair value option under ASC Topic 825 - Financial Instruments, relating to accounting for debt obligations at their fair value for its secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company reports changes in the fair value of its secured borrowings as a component of the net change in unrealized (appreciation) depreciation on secured borrowings in the consolidated statements of operations. The net gain or loss reflects the difference between the fair value and the principal amount due on maturity.

All secured borrowings as of March 31, 2017 and September 30, 2016 were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

The following tables present fair value measurements of the Company’s investments and secured borrowings and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2017 and September 30, 2016:

As of March 31, 2017	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,555,313	$1,555,313
Equity investments(1)	—	—	62,562	62,562
Money market funds(1)(2)	11,586	—	—	11,586
Investment measured at NAV(3)(4)	—	—	—	116,130
Total assets:	$11,586	$—	$1,617,875	$1,745,591
Secured borrowings:	$—	$—	$448	$448

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

As of September 30, 2016	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,573,953	$1,573,953
Equity investments(1)	—	—	59,732	59,732
Money market funds(1)(2)	44,281	—	—	44,281
Investment measured at NAV(3)(4)	—	—	—	26,927
Total assets:	$44,281	$—	$1,633,685	$1,704,893
Secured borrowings:	$—	$—	$475	$475

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

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

The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2017 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held as of March 31, 2017 was $3,994 and $6,389, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2016 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held as of March 31, 2016 was ($6,884) and $494, respectively.

The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the six months ended March 31, 2017 and 2016:

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

	For the six months ended March 31, 2017
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings
Fair value, beginning of period	$1,573,953	$59,732	$1,633,685	$475
Net change in unrealized appreciation (depreciation) on investments	1,904	2,654	4,558	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	(1)
Realized gain (loss) on investments	577	1,016	1,593	—
Proceeds from (funding of) revolving loans, net	1,409	—	1,409	—
Fundings of investments	214,375	1,367	215,742	—
PIK interest	987	—	987	—
Proceeds from principal payments and sales of portfolio investments	(162,826)	(2,207)	(165,033)	—
Noncash proceeds from subordinated notes in SLF principal payments	(78,689)	—	(78,689)	—
Repayments on secured borrowings	—	—	—	(27)
Accretion of discounts and amortization of premiums	3,623	—	3,623	1
Fair value, end of period	$1,555,313	$62,562	$1,617,875	$448

	For the six months ended March 31, 2016
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings
Fair value, beginning of period	$1,449,603	$57,808	$1,507,411	$355
Net change in unrealized appreciation (depreciation) on investments	96	(808)	(712)	—
Realized gain (loss) on investments	(505)	5,661	5,156	—
Proceeds from (funding of) revolving loans, net	4,681	—	4,681	—
Fundings of investments	298,434	9,001	307,435	—
PIK interest	316	—	316	—
Proceeds from principal payments and sales of portfolio investments	(239,967)	(8,002)	(247,969)	—
Repayments on secured borrowings	—	—	—	(21)
Accretion of discounts and amortization of premiums	3,686	—	3,686	—
Fair value, end of period	$1,516,344	$63,660	$1,580,004	$334

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments and secured borrowings as of March 31, 2017 and September 30, 2016.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)(2)	$182,480	Market rate approach	Market interest rate	4.2% - 11.0% (6.8%)
		Market comparable companies	EBITDA multiples	6.0x - 17.5x (11.4x)
	10,158	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(3)(4)	$1,340,729	Market rate approach	Market interest rate	5.5% - 33.3% (8.2%)
		Market comparable companies	EBITDA multiples	2.6x - 35.4x (12.0x)
			Revenue multiples	2.0x - 7.5x (3.9x)
Subordinated debt and second lien loans(1)	$20,836	Market rate approach	Market interest rate	7.5% - 19.5% (10.4%)
		Market comparable companies	EBITDA multiples	7.3x - 20.0x (14.6x)
Equity(5)	$62,562	Market comparable companies	EBITDA multiples(6)	4.0x - 21.5x (11.2x)
			Revenue multiples(6)	2.0x - 5.0x (3.0x)
Liabilities:
Secured borrowings(7)	$448	Market rate approach	Market interest rate	6.3%
		Market comparable companies	EBITDA multiples	16.0x

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of March 31, 2017 was determined using the market rate approach.

(2)	Excludes $(60) of non-accrual loans at fair value, which the Company valued on a liquidation basis. The negative fair value is the result of the unfunded commitment being valued below par.

(3)	Excludes $1,170 of non-accrual loans at fair value, which the Company valued on a liquidation basis.

(4)	The Company valued $1,212,725 and $128,004 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)	Excludes $116,130 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.

(6)	The Company valued $58,469 and $4,093 of equity investments using EBITDA and revenue multiples, respectively.

(7)
The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of March 31, 2017 was determined using the market rate approach.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)(2)	$148,446	Market rate approach	Market interest rate	4.0% - 10.0% (6.4%)
		Market comparable companies	EBITDA multiples	6.0x - 17.5x (11.5x)
	14,247	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated Notes of SLF	$77,301	Discounted cash flow analysis	Discount rate	8.2%
One stop loans(1)(3)(4)	$1,299,650	Market rate approach	Market interest rate	4.5% - 23.5% (7.9%)
		Market comparable companies	EBITDA multiples	4.0x - 35.4x (10.6x)
			Revenue multiples	2.0x - 7.5x (3.9x)
	3,647	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(1)	$29,336	Market rate approach	Market interest rate	9.0% - 29.5% (11.3%)
		Market comparable companies	EBITDA multiples	6.5x - 20.0x (13.1x)
Equity(5)	$59,732	Market comparable companies	EBITDA multiples(6)	4.0x - 16.7x (10.9x)
			Revenue multiples(6)	2.0x - 5.5x (3.2x)
Liabilities:
Secured borrowings(7)	$475	Market rate approach	Market interest rate	7.0%
		Market comparable companies	EBITDA multiples	16.0x

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

The following are the carrying values and fair values of the Company’s debt as of March 31, 2017 and September 30, 2016. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of March 31, 2017		As of September 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$863,650	$862,117	$864,700	$873,980

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of March 31, 2017, the Company’s asset coverage for borrowed amounts was 255.3% (excluding the SBA debentures).

Debt Securitizations: On July 16, 2010, the Company completed a $300,000 term debt securitization, which was subsequently increased to $350,000 (as amended, “2010 Debt Securitization”). The notes (“2010 Notes”) offered in the 2010 Debt Securitization were issued by the 2010 Issuer, a subsidiary of Holdings. Through October 19, 2016, the 2010 Debt Securitization consisted of $203,000 of Aaa/AAA Class A 2010 Notes that bore interest at a rate of three-month LIBOR plus 1.74%, $12,000 of Class B 2010 Notes that bore interest at a rate of three-month LIBOR plus 2.40% and $135,000 of Subordinated 2010 Notes that do not bear interest. On October 20, 2016, the Company and the 2010 Issuer amended the 2010 Debt Securitization to, among other things, (a) refinance the issued Class A 2010 Notes by redeeming in full the Class A 2010 Notes and issuing new Class A-Refi 2010 Notes in an aggregate principal amount of $205,000 that bear interest at a rate of three-month LIBOR plus 1.90%, (b) refinance the Class B Notes by redeeming in full the Class B 2010 Notes and issuing new Class B-Refi 2010 Notes in an aggregate principal amount of $10,000 that bear interest at a rate of three-month LIBOR plus 2.40%, and (c) extend the reinvestment period applicable to the 2010 Issuer to July 20, 2018. Following the refinancing, Holdings retained the Class B-Refi 2010 Notes. The Class A-Refi 2010 Notes and Class B-Refi 2010 Notes are secured by the assets held by the 2010 Issuer.

The Class A-Refi 2010 Notes are included in the March 31, 2017 consolidated statement of financial condition as debt of the Company and the Class B-Refi 2010 Notes were eliminated in consolidation. The Class A and Class B 2010 Notes are included in the September 30, 2016 consolidated statement of financial condition as debt of the Company. As of March 31, 2017 and September 30, 2016, the Subordinated 2010 Notes were eliminated in consolidation.

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

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

As of March 31, 2017 and September 30, 2016, there were 80 and 77 portfolio companies with a total fair value of $345,177 and $319,288, respectively, securing the 2010 Notes. The pool of loans in the 2010 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2010 Debt Securitization is based on three-month LIBOR, which as of March 31, 2017 was 1.0%. For the three and six months ended March 31, 2017 and 2016, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Stated interest expense	$1,485	$1,270	$2,922	$2,417
Amortization of debt issuance costs	62	77	126	330
Total interest and other debt financing expenses	$1,547	$1,347	$3,048	$2,747
Cash paid for interest expense	$1,457	$1,151	$2,815	$2,285
Annualized average stated interest rate	2.9%	2.4%	2.8%	2.2%
Average outstanding balance	$205,000	$215,000	$206,044	$215,000

As of March 31, 2017, the amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-Refi 2010 Notes are as follows:

Description	Class A-Refi 2010 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$205,000
Moody’s Rating	“Aaa”
S&P Rating	“AAA”
Interest Rate	LIBOR + 1.90%
Stated Maturity	July 20, 2023

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer and are secured by a diversifed portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization consists of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. The Company retained all of the Class C 2014 Notes and LLC equity interests totaling $37,500 and $119,069, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the March 31, 2017 and September 30, 2016 consolidated statements of financial condition as debt of the Company. As of March 31, 2017 and September 30, 2016, the Class C 2014 Notes and LLC equity interests were eliminated in consolidation.

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

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

As of March 31, 2017 and September 30, 2016, there were 84 and 79 portfolio companies with a total fair value of $397,036 and $391,752, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR, which as of March 31, 2017 was 1.0%. For the three and six months ended March 31, 2017 and 2016, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Stated interest expense	$1,765	$1,500	$3,469	$2,857
Amortization of debt issuance costs	157	159	318	320
Total interest and other debt financing expenses	$1,922	$1,659	$3,787	$3,177
Cash paid for interest expense	$1,732	$1,352	$3,359	$2,675
Annualized average stated interest rate	2.9%	2.5%	2.8%	2.3%
Average outstanding balance	$246,000	$246,000	$246,000	$246,000

As of March 31, 2017, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1, A-2 and B 2014 Notes are as follows:

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

As part of each of the 2010 Debt Securitization and the 2014 Debt Securitization, GBDC entered into master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2010 Issuer and the 2014 Issuer, as applicable, and to purchase or otherwise acquire the Subordinated 2010 Notes and the LLC equity interests in the 2014 Issuer, as applicable. The 2010 Notes (other than the Subordinated 2010 Notes) and the 2014 Notes are the secured obligations of the 2010 Issuer and 2014 Issuer, respectively, and indentures governing each of the 2010 Notes and the 2014 Notes include customary covenants and events of default. The pool of loans in the 2010 Debt Securitization and the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

SBA Debentures: On August 24, 2010, SBIC IV received approval for a license from the SBA to operate as an SBIC. On December 5, 2012, SBIC V received a license from the SBA to operate as an SBIC. On January 10, 2017, SBIC VI received a license from the SBA to operate as an SBIC. SBICs are subject to a variety of regulations and oversight by the

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350,000 and the maximum amount that a single SBIC licensee may issue is $150,000. As of March 31, 2017, SBIC IV, SBIC V and SBIC VI had $150,000, $133,000 and $0, respectively, of outstanding SBA-guaranteed debentures that mature between March 2021 and March 2027, leaving incremental borrowing capacity of $17,000 and $50,000 for SBIC V and SBIC VI, respectively, under present SBIC regulations. As of September 30, 2016, SBIC IV and SBIC V had $150,000 and $127,000, respectively, of outstanding SBA-guaranteed debentures that mature between March 2021 and September 2026.

The interest rate on $283,000 of outstanding debentures as of March 31, 2017 is fixed at an average annualized interest rate of 3.5%. For the three and six months ended March 31, 2017 and 2016, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Stated interest expense	$2,410	$2,062	$4,866	$4,144
Amortization of debt issuance costs	340	444	713	931
Total interest and other debt financing expenses	$2,750	$2,506	$5,579	$5,075
Cash paid for interest expense	$4,764	$4,083	$4,764	$4,083
Annualized average stated interest rate	3.5%	3.7%	3.5%	3.7%
Average outstanding balance	$283,000	$225,747	$281,253	$225,372

Revolving Credit Facility: On July 21, 2011, Funding entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, which as of March 31, 2017 allowed Funding to borrow up to $200,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Through the reinvestment period, which ends July 29, 2017, the Credit Facility bears interest at one-month LIBOR plus 2.25% per annum. After the reinvestment period, through the stated maturity date of July 30, 2020, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the Credit Facility. In addition to the stated interest rate on the Credit Facility, the Company is required to pay a non-usage fee at a rate between 0.50% and 2.00% per annum depending on the size of the unused portion of the Credit Facility.

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

As of March 31, 2017 and September 30, 2016, the Company had outstanding debt under the Credit Facility of $129,650 and $126,700, respectively. For the three and six months ended March 31, 2017, the Company had borrowings on the Credit Facility of $96,500 and $226,750 and repayments on the Credit Facility of $122,350 and $223,800, respectively. For the three and six months ended March 31, 2016, the Company had borrowings on the Credit Facility of $98,700 and $155,250 and repayments on the Credit Facility of $74,200 and $134,950, respectively.

For the three and six months ended March 31, 2017 and 2016, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Stated interest expense	$1,149	$910	$2,238	$1,676
Facility fees	65	86	133	210
Amortization of debt issuance costs	237	321	488	635
Total interest and other debt financing expenses	$1,451	$1,317	$2,859	$2,521
Cash paid for interest expense and facility fees	$1,222	$978	$2,282	$1,847
Annualized average stated interest rate	3.1%	2.7%	3.0%	2.6%
Average outstanding balance	$149,512	$134,273	$149,390	$126,991

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

The revolver was not in existence for the three months and six months ended March 31, 2017.  For the three months ended March 31, 2016, the revolver was not in existence and the Company did not incur any expense.  For the six months ended March 31, 2016, the weighted average outstanding balance was $0, cash paid for facility fees was $2 and total interest expense of $36 included $2 of facility fees and $34 of amortization of deferred debt issuance costs.

On June 22, 2016, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $20,000 and expiration date of June 22, 2019. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 1.0% as of March 31, 2017. As of March 31, 2017 and September 30, 2016, the Company had no outstanding debt under the Adviser Revolver. For the three and six months ended March 31, 2017, the Company had no borrowings and repayments, did not incur any interest expense and no cash was paid for interest on the Adviser Revolver. The Adviser Revolver was not in existence for the three and six months ended March 31, 2016.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility and Adviser Revolver) for the three and six months ended March 31, 2017 was $883,512 and $882,687, respectively. The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility and Revolver) for the three and six months ended March 31, 2016 was $821,020 and $813,363, respectively.

For the three and six months ended March 31, 2017, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.5% and 3.5%, respectively. For the three and six months ended March 31, 2016, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.3% and 3.3%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2017 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2010 Debt Securitization	$205,000	$—	$—	$—	$205,000
2014 Debt Securitization	246,000	—	—	—	246,000
SBA debentures	283,000	—	—	100,000	183,000
Credit Facility	129,650	—	—	129,650	—
Adviser Revolver	—	—	—	—	—
Total borrowings	$863,650	$—	$—	$229,650	$634,000

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

As of March 31, 2017 and September 30, 2016, the Company recognized secured borrowings at fair value of $448 and $475, respectively, and the fair values of the loans that are associated with these secured borrowings was $2,268 and $2,305, respectively.

These secured borrowings were the result of the Company’s completion of partial loan sales of one stop loans associated with a portfolio company that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and the partial loan sales were treated as secured borrowings.

During the three and six months ended March 31, 2017, there were no partial loan sales, no fundings on revolving and delayed draw secured borrowings and repayments on secured borrowings totaled $14 and $27, respectively. During the three and six months ended March 31, 2016, there were no partial loan sales, no fundings on revolving and delayed draw secured borrowings and repayments on secured borrowings totaled $12 and $21.

For the three and six months ended March 31, 2017, the effective annualized average interest rate on secured borrowings, which includes amortization of original issuance costs, was 2.7% and 2.7%, respectively and interest expense was $3 and $6 and amortization of original issue discount was $1 for each respective period. For the three and six months ended March 31, 2016, the effective annualized average interest rate on secured borrowings, which includes amortization of

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

original issuance costs, was 4.6% and 4.6%, interest expense was $4 and $8 and amortization of original issue discount were an amount less than $1 for each respective period.

Note 8.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $70,277 and $81,417 under various undrawn revolvers and other credit facilities as of March 31, 2017 and September 30, 2016, respectively. As described in Note 4, the Company had commitments of up to $54,530 and $66,360 to SLF as of March 31, 2017 and September 30, 2016, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the consolidated statements of financial condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of March 31, 2017 and September 30, 2016. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

Note 9.    Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2017	2016
Net asset value at beginning of period	$15.96	$15.80
Net increase in net assets as a result of issuance of shares(2)	0.01	0.01
Net increase in net assets as a result of public offering	0.08	—
Dividends and distributions declared:
From net investment income	(0.87)	(0.40)
From capital gains	(0.02)	(0.24)
Net investment income(3)	0.61	0.62
Net realized gain (loss) on investments	0.02	0.10
Net change in unrealized appreciation (depreciation) on investments	0.09	(0.04)
Net asset value at end of period	$15.88	$15.85
Per share market value at end of period	$19.88	$17.31
Total return based on market value(4)	12.32%	12.66%
Number of common shares outstanding	57,103,423	51,511,221

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2017	2016
Ratio of net investment income to average net assets*	7.67%	7.83%
Ratio of total expenses to average net assets (5)*	7.28%	6.90%
Ratio of incentive fees to average net assets	0.48%	0.24%
Ratio of expenses (without incentive fees) to average net assets*	6.80%	6.66%
Total return based on average net asset value (6)*	9.10%	8.56%
Net assets at end of period	$906,881	$816,250
Average debt outstanding	$882,687	$813,363
Average debt outstanding per share	$15.46	$15.79
Asset coverage ratio(7)	255.31%	233.52%
Portfolio turnover*	19.66%	31.77%

* Annualized for a period less than one year

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	Net increase in net assets as a result of issuance of shares related to shares issued through the DRIP.

(3)	Net investment income per share for the six months ended March 31, 2017 and 2016 is shown after a net expense of $17 and $333, respectively, for U.S. federal excise tax.

(4)	Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(5)	Expenses, other than incentive fees, are annualized for periods of less than one year.

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

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2017 and 2016:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Earnings available to stockholders	$20,740	$14,177	$39,724	$34,816
Basic and diluted weighted average shares outstanding	55,395,179	51,382,676	55,228,210	51,342,514
Basic and diluted earnings per share	$0.38	$0.28	$0.72	$0.68

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the six months ended March 31, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Six months ended March 31, 2016
02/02/2016	03/07/2016	03/30/2016	$0.32		$14,287	131,434	$2,155
11/17/2015	12/11/2015	12/29/2015	$0.32		$15,149	79,594	$1,267
Six months ended March 31, 2017
02/07/2017	03/07/2017	03/30/2017	$0.32		$15,509	116,386	$2,167
11/14/2016	12/12/2016	12/29/2016	$0.57	(1)	$28,239	177,970	$3,145

(1)	Includes a special distribution of $0.25 per share.

Note 12. Subsequent Events

On April 6, 2017, the Company sold an additional 262,500 shares of its common stock at a public offering price of $19.03 per share pursuant to the underwriter's exercise of the option the Company granted in connection with its
March 21, 2017 public offering of 1,750,000 shares of common stock. Settlement of this exercise of the option resulted in gross proceeds of $4,995 and net proceeds, after underwriting costs, of $4,846.

On May 2, 2017, Funding entered into an amendment (the "Credit Facility Amendment") to the documents governing Funding's Credit Facility with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender. The Credit Facility Amendment was effective as of May 2, 2017. The Credit Facility Amendment, among other things, increased the size of the Credit Facility from $200,000 to $225,000 and allowed for the addition of a third lender under the facility.

On May 4, 2017, the Company’s Board declared a quarterly dividend of $0.32 per share payable on June 29, 2017 to holders of record as of June 6, 2017.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make and the competition for those investments;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with GC Advisors LLC, or GC Advisors, and other affiliates of Golub Capital LLC, collectively, Golub Capital;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	general economic and political trends and other external factors;

•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;

•	general price and volume fluctuations in the stock markets;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder and any actions toward repeal thereof; and

•	the effect of changes to tax legislation and our tax position.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $20.0 billion in capital under management as of March 31, 2017, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, which was most recently reapproved by our board of directors in May 2017, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC.

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

As of March 31, 2017 and September 30, 2016, our portfolio at fair value was comprised of the following:

	As of March 31, 2017		As of September 30, 2016
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$192,578	11.1%	$162,849	9.8%
One stop	1,341,899	77.4	1,304,467	78.5
Second lien	19,053	1.1	27,909	1.7
Subordinated debt	1,783	0.1	1,427	0.1
Subordinated notes in SLF(1)(2)	—	—	77,301	4.7
LLC equity interests in SLF(2)	116,130	6.7	26,927	1.6
Equity	62,562	3.6	59,732	3.6
Total	$1,734,005	100.0%	$1,660,612	100.0%

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
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2017 and September 30, 2016, one stop loans included $128.0 million and $128.4 million, respectively, of late stage lending loans at fair value.

As of March 31, 2017 and September 30, 2016, we had debt and equity investments in 185 and 183 portfolio companies, respectively, and an investment in SLF.

The weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, for the three and six months ended March 31, 2017 and 2016 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Weighted average annualized income yield (1)(3)	7.7%	7.6%	7.7%	7.6%
Weighted average annualized investment income yield (2)(3)	8.2%	8.0%	8.2%	8.1%

(1)
Represents income from interest, including subordinated notes in SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

(2)
Represents income from interest, including subordinated notes in SLF, fees and amortization of capitalized fees and discounts divided by the average fair value of earning portfolio investments, and does not represent a return to any investor in us.

(3)
For the three months ended March 31, 2017, weighted average annualized income yield and weighted average annualized investment income yield does not reflect interest income from subordinated notes in SLF, which were redeemed on December 30, 2016.

The total return, based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with the dividend reinvestment plan, or DRIP, for the six months ended March 31, 2017 and 2016, was 12.3% and 12.7%, respectively. The total return does not include sales load.

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies-Revenue Recognition.”

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

Collateral management fees are paid directly by the 2010 Issuer and the 2014 Issuer to GC Advisors and offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2010 Issuer and 2014 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring and subsequent amendments of a $350.0 million term debt securitization, or the 2010 Debt Securitization, and the initial structuring of a $402.6 million term debt securitization, or the 2014 Debt Securitization and, together with the 2010 Debt Securitization, the Debt Securitizations. The 2010 Issuer and 2014 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2010 Debt Securitization and the 2014 Debt Securitization, or, collectively, the Debt Securitizations, as applicable.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

On April 6, 2017, we sold an additional 262,500 shares of our common stock at a public offering price of $19.03 per share pursuant to the underwriter's exercise of the option we granted in connection with our March 21, 2017 public offering of 1,750,000 shares of common stock. Settlement of this exercise of the option resulted in gross proceeds of $5.0 million and net proceeds, after underwriting costs, of $4.8 million.

On May 2, 2017, Golub Capital BDC Funding LLC, or Funding, a wholly-owned subsidiary of ours, entered into an amendment, or the Credit Facility Amendment, to the documents governing Funding's senior secured revolving credit facility, or, as amended, the Credit Facility, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender. The Credit Facility Amendment was effective as of May 2, 2017. The Credit

Facility Amendment, among other things, increased the size of the Credit Facility from $200 million to $225 million and allowed for the addition of a third lender under the facility.

On May 4, 2017, our board of directors declared a quarterly distribution of $0.32 per share payable on June 29, 2017 to holders of record as of June 6, 2017.

Consolidated Results of Operations

Consolidated operating results for the three and six months ended March 31, 2017 and 2016 are as follows:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In thousands)			(In thousands)
Interest income	$29,138	$25,548	$3,590	$58,389	$51,224	$7,165
Income from accretion of discounts and origination fees	1,816	1,795	21	3,623	3,686	(63)
Interest and dividend income from investments in SLF (1)	2,417	2,894	(477)	4,802	5,296	(494)
Dividend income	8	51	(43)	160	282	(122)
Fee income	178	474	(296)	432	774	(342)
Total investment income	33,557	30,762	2,795	67,406	61,262	6,144
Total expenses	17,003	13,863	3,140	33,889	29,062	4,827
Net investment income - before excise tax	16,554	16,899	(345)	33,517	32,200	1,317
Excise tax	7	31	(24)	17	333	(316)
Net investment income - after excise tax	16,547	16,868	(321)	33,500	31,867	1,633
Net realized gain (loss) on investments	686	178	508	1,593	5,156	(3,563)
Net change in unrealized appreciation (depreciation) on investments, and secured borrowings	3,507	(2,869)	6,376	4,631	(2,207)	6,838
Net increase in net assets resulting from operations	$20,740	$14,177	$6,563	$39,724	$34,816	$4,908
Average earning debt investments, at fair value (2)	$1,541,354	$1,395,515	$145,839	$1,535,387	$1,371,620	$163,767
Average investment in subordinated notes of SLF, at fair value	—	84,280	(84,280)	38,639	81,497	(42,858)
Average earning portfolio company investments, at fair value (2)	$1,541,354	$1,479,795	$61,559	$1,574,026	$1,453,117	$120,909

(1)
The investments in SLF include our investments in both subordinated notes and LLC equity interests in SLF for the three and six months ended March 31, 2016 and the six months ended March 31, 2017.  For the three months ended March 31, 2017, the investments in SLF include our investment in LLC equity interests in SLF.

(2)	Does not include our investment in LLC equity interests in SLF.

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income increased from the three months ended March 31, 2016 to the three months ended March 31, 2017 by $2.8 million primarily as a result of an increase in the average earning debt investment balance, which is the average balance of accruing loans, excluding our investment in the subordinated notes of SLF, in our investment portfolio of $145.8 million.

Investment income increased from the six months ended March 31, 2016 to the six months ended March 31, 2017 by $6.1 million primarily as a result of an increase in the average earning debt investment balance in our investment portfolio of $163.8 million.

The annualized income yield by debt security type for the three and six months ended March 31, 2017 and 2016 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Senior secured	6.5%	6.3%	6.4%	6.3%
One stop	7.8%	7.6%	7.8%	7.7%
Second lien	10.7%	9.6%	10.7%	9.6%
Subordinated debt	6.9%	5.0%	6.8%	5.1%
Subordinated notes in SLF(1)	N/A	8.4%	8.5%	8.3%

(1)	SLF’s proceeds from the subordinated notes were utilized by SLF to invest in senior secured loans.
Annualized income yields on one stop and senior secured loans remained relatively stable for the three and six months ended March 31, 2017 compared to the three and six months ended March 31, 2016. Due to the limited number of second lien and subordinated debt investments, quarterly income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment. The increase in the annualized income yield on second lien investments was driven by a contractual rate change on one investment representing 50% of the $19.1 million, at fair value, of second lien investments held at March 31, 2017. As of March 31, 2017, we have two second lien investments and two subordinated debt investments as shown in the consolidated schedule of investments.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In thousands)			(In thousands)
Interest and other debt financing expenses	$6,878	$5,832	$1,046	$13,635	$11,314	$2,321
Amortization of debt issuance costs	796	1,001	(205)	1,645	2,250	(605)
Base management fee	5,848	5,405	443	11,685	10,719	966
Income Incentive Fee	1,204	720	484	2,815	1,127	1,688
Capital gain incentive fee accrued under GAAP	906	(540)	1,446	1,386	824	562
Professional fees	717	700	17	1,297	1,431	(134)
Administrative service fee	524	609	(85)	1,125	1,112	13
General and administrative expenses	130	136	(6)	301	285	16
Total expenses	$17,003	$13,863	$3,140	$33,889	$29,062	$4,827
Average debt outstanding(1)	$883,512	$821,020	$62,492	$882,687	$813,363	$69,324

(1)
For the three and six months ended March 31, 2017 and 2016, we have excluded $0.4 million and $0.3 million, respectively, of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meet the definition of a “participating interest”, as defined in the guidance to Accounting Standards Codification, or ASC, Topic 860 — Transfers and Servicing, or ASC Topic 860.

Interest Expense

Interest and other debt financing expenses increased by $1.0 million from the three months ended March 31, 2016 to the three months ended March 31, 2017 primarily due to an increase in the weighted average of outstanding borrowings from $821.0 million for the three months ended March 31, 2016 to $883.5 million for the three months ended March 31, 2017 and an increase in the average London Interbank Offered Rate, or LIBOR, which is the index that determines the interest rate on our floating rate liabilities. The increase in our debt was primarily driven by an increase in our use of debt under our United States Small Business Administration, or SBA, debentures through our small business investment companies, or SBICs, which had outstanding balances of $283.0 million as of March 31, 2017 and $231.5 million as of March 31, 2016. This was partially offset by our Credit Facility which decreased to an outstanding balance of $129.7 million as of March 31, 2017 from an outstanding balance of $147.6 million as of March 31, 2016. The effective annualized average interest rate on our outstanding debt increased to 3.5% for the three months ended March 31, 2017 from 3.3% for the three months ended March 31, 2016 primarily due to the increase in LIBOR.

Interest and other debt financing expenses increased by $2.3 million from the six months ended March 31, 2016 to the six months ended March 31, 2017 primarily due to an increase in the weighted average of outstanding borrowings from $813.4 million for the six months ended March 31, 2016 to $882.7 million for the six months ended March 31, 2017. The effective annualized average interest rate on our outstanding debt increased to 3.5% for the six months ended March 31, 2017 from 3.3% for the six months ended March 31, 2016 primarily due to the increase in LIBOR.

Management Fee

The base management fee increased as a result of a sequential increase in average assets from March 31, 2016 to March 31, 2017.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $0.5 million and $1.7 million from the three and six months ended March 31, 2016 to the three and six months ended March 31, 2017 primarily as a result of the $145.8 million and $163.8 million increases in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined below). For the three months ended March 31, 2017, while still not fully through the catch-up provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income increased to 6.5% compared to 4.2% for the three months ended March 31, 2016. For the six months ended March 31, 2017, while still not fully through the catch-up provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income increased to 7.5% compared to 3.3% for the six months ended March 31, 2016. "Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash.

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement for each of the three and six months ended March 31, 2017 and 2016 was $0. However, in accordance with generally accepted accounting principles in the United States of America, or GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement.

The accrual for capital gain incentive fee under GAAP was $0.9 million, or $0.02 per share, and $1.4 million, or $0.03 per share, for the three and six months ended March 31, 2017, respectively. For the three months ended March 31, 2016, we recorded a reversal in the accrual for capital gain incentive fee under GAAP of $0.5 million, or ($0.01) per share, and recorded an accrual of $0.8 million, or $0.02 per share, for the six months ended March 31, 2016. The increase in the accrual for capital gain incentive fee under GAAP for the three and six months ended March 31, 2017 from the three and six months ended March 31, 2016 was primarily the result of increased unrealized appreciation on portfolio company investments. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses remained stable from the three months ended March 31, 2016 to the three months ended March 31, 2017 and decreased by $0.1 million from the six months ended March 31, 2016 to the six months ended March 31, 2017. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and six months ended March 31, 2017 were $0.7 million and $1.3 million, respectively. Total expenses reimbursed by us to the Administrator for the three and six months ended March 31, 2016 were $0.8 million and $1.4 million, respectively.

As of March 31, 2017 and September 30, 2016, included in accounts payable and accrued expenses were $0.4 million and $0.6 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Excise Tax Expense

We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code, and determined without regard to any deduction for dividends paid for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders that will generally relieve us from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2017, we incurred a net expense of $7,000 and $17,000, respectively, for U.S. federal excise tax. For the three and six months ended March 31, 2016, we incurred a net expense of $31,000 and $333,000, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$686	$178	$508	$1,593	$5,156	$(3,563)
Net realized gain (loss)	686	178	508	1,593	5,156	(3,563)
Unrealized appreciation on investments	10,103	12,973	(2,870)	15,645	22,254	(6,609)
Unrealized (depreciation) on investments	(7,167)	(15,997)	8,830	(11,087)	(22,104)	11,017
Unrealized appreciation on investments in SLF(1)	570	1,017	(447)	72	—	72
Unrealized (depreciation) on investments in SLF(2)	—	(862)	862	—	(2,357)	2,357
Unrealized appreciation on secured borrowings	1	—	1	1	—	1
Net change in unrealized appreciation (depreciation) on investments, investments in SLF, and secured borrowings	$3,507	$(2,869)	$6,376	$4,631	$(2,207)	$6,838

(1)	Unrealized appreciation on investments in SLF includes our investment in LLC equity interests in SLF.

(2)	Unrealized (depreciation) on investments in SLF includes our investments in subordinated notes and LLC interests in SLF.
For the three months ended March 31, 2017, we had a net realized gain of $0.7 million primarily due to the net realized gains on the sale of portfolio company investments to SLF and the sale of an equity investment. For the six months ended March 31, 2017, we had a net realized gain of $1.6 million primarily due to the net realized gains on the sale of portfolio company investments to SLF and the sale of three equity investments.

For the three months ended March 31, 2017, we had $10.1 million in unrealized appreciation on 108 portfolio company investments, which was partially offset by $7.2 million in unrealized depreciation on 149 portfolio company investments. For the six months ended March 31, 2017, we had $15.6 million in unrealized appreciation on 129 portfolio company investments, which was partially offset by $11.1 million in unrealized depreciation on 141 portfolio company investments. Unrealized appreciation during the three and six months ended March 31, 2017 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during the three and six months ended March 31, 2017.

For the three months ended March 31, 2017, we had $0.6 million in unrealized appreciation on our investment in SLF LLC equity interests, which was primarily driven by net positive credit related adjustments associated with SLF's investment portfolio. For the six months ended March 31, 2017, we had $0.1 million in unrealized appreciation on our investment in SLF LLC equity interests, which was driven by net positive credit related adjustments associated with SLF's investment portfolio that were partially offset by SLF's one non-accrual portfolio company investment.

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

Liquidity and Capital Resources

For the six months ended March 31, 2017, we experienced a net decrease in cash and cash equivalents of $6.3 million. During the period, cash used in operating activities was $31.9 million, primarily as a result of fundings of portfolio investments of $228.3 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $167.1 million and net investment income of $33.5 million. During the same period, cash provided by investment activities of $39.3 million was primarily driven by the decrease in restricted cash and cash equivalents. Lastly, cash used in financing activities was $13.7 million, primarily driven by repayments of debt of $233.8 million and distributions paid of $43.7 million that were partially offset by borrowings on debt of $232.8 million and proceeds from shares sold of$32.3 million.

For the six months ended March 31, 2016, we experienced a net decrease in cash and cash equivalents of $0.1 million. During the period, cash used in operating activities was $51.5 million, primarily as a result of funding of portfolio investments of $318.3 million. This was partially offset by the proceeds from principal payments and sales of portfolio investments of $248.0 million and net investment income of $31.9 million. During the same period, cash provided by investment activities of $55.2 million was primarily driven by the decrease in restricted cash and cash equivalents. Lastly, cash used in financing activities was $3.7 million, primarily driven by repayments of debt of $135.0 million and distributions paid of $29.4 million that were partially offset by borrowings on debt of $161.8 million.

As of March 31, 2017 and September 30, 2016, we had cash and cash equivalents of $4.6 million and $10.9 million, respectively. In addition, we had restricted cash and cash equivalents of $39.3 million and $78.6 million as of March 31, 2017 and September 30, 2016, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of March 31, 2017, $24.3 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitizations, which are described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitizations. $4.9 million of such restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. As of March 31, 2017, $10.1 million of restricted cash and cash equivalents could be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs, which are described in further detail in Note 7 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of March 31, 2017, the Credit Facility allowed Funding to borrow up to $200.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2017 and September 30, 2016, we had $129.7 million and $126.7 million outstanding under the Credit Facility, respectively. As of March 31, 2017 and

September 30, 2016, subject to leverage and borrowing base restrictions, we had approximately $70.3 million and $73.3 million, respectively, of remaining commitments and $35.1 million and $30.8 million, respectively, of availability on the Credit Facility.

On June 22, 2016, we entered into an unsecured revolving credit facility with GC Advisors, or the Adviser Revolver, which permitted us to borrow up to $20.0 million at any one time outstanding. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within the same quarter in which they are drawn. As of March 31, 2017 and September 30, 2016, we had no amounts outstanding on the Adviser Revolver.

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

On July 16, 2010, we completed the 2010 Debt Securitization, which was subsequently increased to $350.0 million. On October 20, 2016, we further amended the 2010 Debt Securitization to, among other things, (a) refinance the issued Class A notes issued by the 2010 Issuer, or the 2010 Notes, by redeeming in full the $203.0 million Class A 2010 Notes and issuing new Class A-Refi 2010 Notes in an aggregate principal amount of $205.0 million that bear interest at a rate of three-month LIBOR plus 1.90%, (b) refinance the Class B Notes by redeeming in full the $12.0 million Class B 2010 Notes and issuing new Class B-Refi 2010 Notes in an aggregate principal amount of $10.0 million that bear interest at a rate of three-month LIBOR plus 2.40%, and (c) extend the reinvestment period applicable to the 2010 Issuer to July 20, 2018. Following the refinancing, Golub Capital BDC 2010-1 Holdings LLC, our wholly-owned subsidiary, or Holdings, retained the Class B-Refi 2010 Notes.

As of March 31, 2017, the 2010 Notes consisted of $205.0 million of Class A-Refi 2010 Notes, which bear interest at a rate of three-month LIBOR plus 1.90%, $10.0 million of Class B-Refi 2010 Notes, which bear interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest. The Class A-Refi 2010 Notes are included in the March 31, 2017 consolidated statement of financial condition as debt of the Company and the Class B-Refi 2010 Notes and Subordinated 2010 Notes were eliminated in consolidation. As of September 30, 2016, the 2010 Notes consisted of $203.0 million of Class A 2010 Notes, which bore interest at a rate of three-month LIBOR plus 1.74%, $12.0 million of Class B 2010 Notes, which bore interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest. The Class A and Class B 2010 Notes are included in the September 30, 2016 consolidated statement of financial condition as debt of the Company and the Subordinated 2010 Notes were eliminated in consolidation. As of March 31, 2017 and September 30, 2016, we had outstanding debt under the 2010 Debt Securitization of $205.0 million and $215.0 million, respectively.

On June 5, 2014, we completed the 2014 Debt Securitization in which the 2014 Issuer issued an aggregate of $402.6 million of notes, or the 2014 Notes, including $191.0 million of Class A-1 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.95%, $35.0 million of Class B 2014 Notes, which bear interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bear interest at a rate of three-month LIBOR plus 3.50%, and $119.1 million of LLC equity interests in the 2014 Issuer that do not bear interest. We retained all of the Class C 2014 Notes and LLC equity interests in the 2014 Issuer totaling $37.5 million and $119.1 million, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the March 31, 2017 and September 30, 2016 consolidated statements of financial condition as our debt and the Class C 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of March 31, 2017 and September 30, 2016, we had outstanding debt under the 2014 Debt Securitization of $246.0 million.

On January 10, 2017, we received approval for our third SBIC license, GC SBIC VI, L.P., or GC SBIC VI.  Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350.0 million and the maximum amount that a single SBIC licensee may issue is $150.0 million. As of March 31, 2017, SBIC VI had no SBA-guaranteed debentures outstanding and GC SBIC IV, L.P., or SBIC IV, and GC SBIC V, L.P., or SBIC V, had $150.0 million and $133.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between March 2021 and March 2027 leaving incremental borrowing capacity of $17.0 million and $50.0 million for SBIC V and SBIC VI, respectively, under present SBIC regulations. As of September 30, 2016, SBIC IV and SBIC V had $150.0 million and $127.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between March 2021 and September 2026.

On March 21, 2017, we priced a public offering of 1,750,000 shares of common stock at a public offering price of $19.03 per share, raising approximately $33.3 million in gross proceeds. On March 24, 2017, the transaction closed, the shares were issued and proceeds, net of offering costs but before expenses, of $32.3 million were received. On April 6, 2017, we sold an additional 262,500 shares of our common stock at a public offering price of $19.03 per share pursuant to the underwriter's exercise of the option granted in connection with the March 2017 offering.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of March 31, 2017, our asset coverage for borrowed amounts was 255.3% (excluding the SBA debentures).

As of March 31, 2017 and September 30, 2016, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $70.3 million and $81.4 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. As of March 31, 2017, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility and Adviser Revolver and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are salable over a relatively short period to generate cash.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2017 and September 30, 2016, we had investments in 185 and 183 portfolio companies, respectively, with a total fair value of $1,617.9 million and $1,556.4 million, respectively, and had investments in SLF with a total fair value of $116.1 million and $104.2 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and six months ended March 31, 2017 and 2016:

	For the three months ended March 31,				For the six months ended March 31,
	2017		2016		2017			2016
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments		(In thousands)	Percentage of Commitments
Senior secured	$55,851	52.7%	$37,027	23.8%	$83,337	36.4%		$72,163	22.5%
One stop	40,324	38.0	112,958	72.5	125,992	55.1		226,422	70.5
Subordinated debt	—	—	—	—	12	0.0	*	—	—
Subordinated notes in SLF(1)	—	—	3,452	2.2	5,457	2.4		9,620	3.0
LLC equity interests in SLF(1)	8,881	8.4	1,483	1.0	12,542	5.5		10,820	3.3
Equity	930	0.9	768	0.5	1,367	0.6		2,108	0.7
Total new investment commitments	$105,986	100.0%	$155,688	100.0%	$228,707	100.0%		$321,133	100.0%

* Represents an amount less than 0.1%.

(1)
SLF’s proceeds from the subordinated notes and LLC equity interests were utilized by SLF to invest in senior secured loans. As of March 31, 2017, SLF had investments in senior secured loans to 59 different borrowers.

For the three and six months ended March 31, 2017, we had approximately $28.2 million and $85.0 million, excluding $78.7 million of proceeds from the repayment in full and termination of our investment in subordinated notes of SLF, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and six months ended March 31, 2017, we had sales of securities in 8 and 19 portfolio companies, respectively, aggregating approximately $45.0 million and $82.1 million, respectively, in net proceeds.

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

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2017 (1)				As of September 30, 2016 (1)
	Principal	Amortized Cost	Fair Value		Principal	Amortized Cost	Fair Value
	(In thousands)
Senior secured:
Performing	$193,565	$191,493	$192,638		$163,380	$161,536	$162,693
Non-accrual (2)	1,438	1,433	(60)	(3)	1,438	1,433	156
One stop:
Performing	1,352,461	1,334,756	1,340,729		1,317,595	1,299,211	1,303,297
Non-accrual (2)	3,899	3,845	1,170		3,899	3,845	1,170
Second lien:
Performing	19,053	18,820	19,053		27,909	27,579	27,909
Non-accrual (2)	—	—	—		—	—	—
Subordinated debt:
Performing	1,764	1,764	1,783		1,750	1,750	1,427
Non-accrual (2)	—	—	—		—	—	—
Subordinated notes in SLF (4)(5)
Performing	—	—	—		77,301	77,301	77,301
Non-accrual (2)	—	—	—		—	—	—
LLC equity interests in SLF (4)(5)	N/A	120,470	116,130		N/A	31,339	26,927
Equity	N/A	46,355	62,562		N/A	46,179	59,732
Total	$1,572,180	$1,718,936	$1,734,005		$1,593,272	$1,650,173	$1,660,612

(1)	19 and 14 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of March 31, 2017 and September 30, 2016, respectively.

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
As of March 31, 2017 and September 30, 2016, the fair value of our debt investments as a percentage of the outstanding principal value was 98.9% and 98.8%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and six months ended March 31, 2017 and 2016:

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Weighted average rate of new investment fundings(1)	6.4%	7.2%	6.7%	6.9%
Weighted average spread over LIBOR of new floating rate investment fundings(1)	5.4%	6.1%	5.7%	5.9%
Weighted average fees of new investment fundings	1.2%	1.8%	1.4%	1.6%
Weighted average rate of sales and payoffs of portfolio investments(1)(2)	6.5%	7.0%	6.7%	7.2%
Weighted average annualized income yield (3)(4)	7.7%	7.6%	7.7%	7.6%

(1)	Excludes subordinated note investments in SLF.

(2)	Excludes exits on investments on non-accrual status.

(3)
Represents income from interest, including subordinated notes in SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments, and does not represent a return to any investor in us.

(4)	For the three months ended March 31, 2017, weighted average annualized income yield does not reflect interest income from subordinated notes in SLF, which were redeemed on December 30, 2016.
As of March 31, 2017, 99.5% and 99.5% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2016, 93.3% and 93.6% of our debt portfolio, including our investment in SLF subordinated notes which were not subject to an interest rate floor, at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2017, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding SLF) was $25.4 million. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2017 and September 30, 2016:

	March 31, 2017			September 30, 2016
Internal Performance Rating	Investments at Fair Value (In thousands)		Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$218,405		12.6%	$93,768	5.7%
4	1,298,557		74.9	1,380,274	83.1
3	212,322		12.2	176,464	10.6
2	4,781		0.3	9,950	0.6
1	(60)	(1)	0.0 *	156	0.0 *
Total	$1,734,005		100.0%	$1,660,612	100.0%

*	Represents an amount less than 0.1%.

(1)	The negative fair value is the result of the unfunded commitment being valued below par.

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

As of March 31, 2017, SLF is capitalized from LLC equity interest subscriptions from its members. On December 14, 2016, the SLF investment committee approved the recapitalization of the commitments of SLF’s members. On December 30, 2016, SLF’s members entered into additional LLC equity interest subscriptions totaling $160.0 million, SLF issued capital calls totaling $89.9 million to us and RGA and the subordinated notes previously issued by SLF were redeemed and terminated. As of March 31, 2017 and September 30, 2016, we and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests. SLF’s profits and losses are allocated to us and RGA in accordance with our respective ownership interests. As of September 30, 2016, we and RGA owned 87.5% and 12.5%, respectively, of the outstanding subordinated notes issued by SLF.

As of March 31, 2017 and September 30, 2016, SLF had the following commitments from its members:

	As of March 31, 2017		As of September 30, 2016
	Committed	Funded(1)	Committed	Funded(1)(2)
	(Dollars in thousands)
Subordinated note commitments (3)	$—	$—	$160,000	$88,344
LLC equity commitments (3)	200,000	137,680	40,000	35,816
Total	$200,000	$137,680	$200,000	$124,160

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

(2)	Funded subordinated note commitments as of September 30, 2016 are presented net of repayments subject to recall. The subordinated note commitments were terminated as of December 30, 2016.

(3)	Commitments presented are combined for us and RGA.
As of March 31, 2017, the senior secured revolving credit facility, or, as amended, the SLF Credit Facility, which SLF entered into through its wholly-owned subsidiary, Senior Loan Fund II LLC, or SLF II, allows SLF II to borrow up to $300.0 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ends May 12, 2017, and the stated maturity date is May 13, 2020. As of March 31, 2017 and September 30, 2016, SLF II had outstanding debt under the SLF Credit Facility of $224.8 million and $214.1 million, respectively.

Through the reinvestment period, the SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.25%, depending on the composition of the collateral asset portfolio, per annum. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the SLF Credit Facility.

As of March 31, 2017 and September 30, 2016, SLF had total assets at fair value of $358.0 million and $332.8 million, respectively. As of March 31, 2017 and September 30, 2016, SLF had one portfolio company investment on non-accrual status and the total fair value of non-accrual loans was $5.7 million and $6.7 million, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of March 31, 2017 and September 30, 2016, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $21.0 million and $24.1 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of March 31, 2017 and September 30, 2016:

	As of March 31, 2017	As of September 30, 2016
	(Dollars in thousands)
Senior secured loans (1)	$357,661	$331,473
Weighted average current interest rate on senior secured loans (2)	6.3%	6.0%
Number of borrowers in SLF	59	62
Largest portfolio company investment(1)	$13,889	$13,050
Total of five largest portfolio company investments(1)	$62,471	$61,118

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Investment Portfolio as of March 31, 2017
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.9%	$2,105	$2,103
Accellos, Inc. (4)	Diversified/Conglomerate Service	Senior loan	07/2020	6.9	13,889	13,889
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	6,805	6,260
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	466	428
Aimbridge Hospitality, LLC (4)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8	4,985	4,985
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0	4,605	4,605
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.9	3,542	3,542
Arise Virtual Solutions, Inc. (4)	Telecommunications	Senior loan	12/2018	7.8	10,084	10,084
Atkins Nutritionals, Inc. (4)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3	4,452	4,452
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.6	10,613	10,613
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.9	4,922	4,915
Certara L.P. (4)	Healthcare, Education and Childcare	Senior loan	12/2018	6.6	8,264	8,202
Certara L.P. (4)(5)	Healthcare, Education and Childcare	Senior loan	12/2018	N/A (6)	—	(5)
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.6	4,212	4,180
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.1	8,633	8,633
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.1	4,351	4,351
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5	2,454	2,454
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5	1,234	1,234
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5	59	59
Curo Health Services LLC (4)	Healthcare, Education and Childcare	Senior loan	02/2022	5.8	5,880	5,927
DentMall MSO, LLC (7)	Retail Stores	Senior loan	07/2019	6.0	10,147	5,074
DentMall MSO, LLC (7)	Retail Stores	Senior loan	07/2019	6.2	1,110	610
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5	4,545	4,454
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.6	160	138
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2018	5.3	2,047	2,047
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.6	4,749	4,749
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	8.3	206	206
Express Oil Change, LLC (4)	Retail Stores	Senior loan	12/2017	6.1	4,704	4,704
Express Oil Change, LLC	Retail Stores	Senior loan	12/2017	7.8	250	250
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	02/2020	7.3	1,926	1,950
First Watch Restaurants, Inc. (4)	Beverage, Food and Tobacco	Senior loan	12/2020	7.3	10,286	10,286
First Watch Restaurants, Inc. (4)	Beverage, Food and Tobacco	Senior loan	12/2020	9.0	196	196
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.9	6,060	6,060
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.9	1,686	1,686
Gamma Technologies, LLC (4)	Electronics	Senior loan	06/2021	6.0	10,316	10,316
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	3,092	3,092
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.2	5,208	5,208
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	2,336	2,336
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.0	103	103
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.0	65	65
Joerns Healthcare, LLC (4)	Healthcare, Education and Childcare	Senior loan	05/2020	7.2% cash/ 0.50% PIK	9,549	9,167
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5	6,798	6,798
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5	2,238	2,238
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5	314	314
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8	2,222	2,222
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	5.8	1,987	1,987

SLF Investment Portfolio as of March 31, 2017 – (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal ($) / Shares(2)	Fair Value(3)
						(In thousands)
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.0%		$155	$155
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.0		4,079	4,079
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,945	963
PetVet Care Centers LLC (4)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.9		5,865	5,865
PetVet Care Centers LLC (4)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.9		1,213	1,213
PetVet Care Centers LLC (4)	Personal, Food and Miscellaneous Services	Senior loan	12/2019	7.4		184	184
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.0		4,710	4,710
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.0		54	54
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.6		35	35
PowerPlan Holdings, Inc. (4)	Utilities	Senior loan	02/2022	5.8		11,951	11,951
Premise Health Holding Corp. (4)	Healthcare, Education and Childcare	Senior loan	06/2020	5.6		11,831	11,831
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.5		9,788	9,788
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.5		328	328
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0		5,642	5,586
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	6.9		7,833	7,833
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	6.9		598	598
Radiology Partners, Inc.(4)	Healthcare, Education and Childcare	Senior loan	09/2020	6.9		508	508
Reliant Pro ReHab, LLC (4)	Healthcare, Education and Childcare	Senior loan	12/2017	6.1		3,291	3,291
RSC Acquisition, Inc.	Insurance	Senior loan	11/2022	6.4		3,884	3,884
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	5.8		15	15
Rubio's Restaurants, Inc.(4)	Beverage, Food and Tobacco	Senior loan	11/2018	5.9		5,018	5,018
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.3		6,556	6,556
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	6.8		4,806	4,806
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	6.8		50	50
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.5		25	25
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.5		2,615	2,615
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8		3,703	3,703
SEI, Inc. (4)	Electronics	Senior loan	07/2021	5.8		8,667	8,667
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.8		11,815	11,697
Self Esteem Brands, LLC (4)(5)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	N/A	(6)	—	(7)
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	5.9		5,317	5,237
Severin Acquisition, LLC (4)	Diversified/Conglomerate Service	Senior loan	07/2021	6.0		4,857	4,808
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.1		671	667
Severin Acquisition, LLC (5)	Diversified/Conglomerate Service	Senior loan	07/2021	N/A		—	(2)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		908	889
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		72	70
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		71	70
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.6		71	70
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		71	70
Smashburger Finance LLC (5)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A	(6)	—	(2)
Southern Anesthesia and Surgical	Healthcare, Education and Childcare	Senior loan	11/2017	6.6		2,701	2,701
Tate's Bake Shop, Inc. (4)	Beverage, Food and Tobacco	Senior loan	08/2019	6.1		2,941	2,941
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.4		4,582	4,566
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.4		7,431	7,431
W3 Co.	Oil and Gas	Senior loan	03/2022	7.0		1,272	1,222
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.1		10,421	10,421

SLF Investment Portfolio as of March 31, 2017 – (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.9%	$5,256	$5,256
Total senior loan investments					$357,661	$349,583

W3 Co. (8)(9)	Oil and Gas	LLC units	N/A	N/A	3	$1,069
Total equity investments						$1,069

Total investments					$357,661	$350,652

(1)	Represents the weighted average annual current interest rate as of March 31, 2017.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)
Represents the fair value in accordance with ASC Topic 820 - Fair Value Measurement, or ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.

(4)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

(6)	The entire commitment was unfunded at March 31, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Loan was on non-accrual status as of March 31, 2017, meaning that SLF has ceased recognizing interest income on the loan.

(8)	Equity investment received as a result of the portfolio company's debt restructure.

(9)	Non-income producing.

SLF Investment Portfolio as of September 30, 2016
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal ($)	Fair Value(2)
						(In thousands)
1A Smart Start LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8%		$2,116	$2,111
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,945	1,938
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		6,805	6,601
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		466	452
Advanced Pain Management Holdings, Inc.(4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A	(5)	—	(35)
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		5,037	5,037
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0		4,818	4,806
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8		3,895	3,895
Arise Virtual Solutions, Inc.(3)	Telecommunications	Senior loan	12/2018	7.8		10,804	10,264
Arise Virtual Solutions, Inc.(3)(4)	Telecommunications	Senior loan	12/2018	N/A	(5)	—	(28)
Atkins Nutritionals, Inc.(3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		5,664	5,664
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,876	1,813
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5		10,667	10,667
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8		4,948	4,938
C.B. Fleet Company, Incorporated	Personal and Non-Durable Consumer Products	Senior loan	12/2021	5.8		7,613	7,613
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5		4,460	4,427
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		8,677	8,677
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		4,373	4,373
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		2,466	2,454
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		1,240	1,234
CPI Buyer, LLC (Cole-Parmer)(3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,805	5,776
Curo Health Services LLC(3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		5,910	5,928
DentMall MSO, LLC(6)	Retail Stores	Senior loan	07/2019	6.0		10,147	6,088
DentMall MSO, LLC(6)	Retail Stores	Senior loan	07/2019	6.0		1,000	598
DISA Holdings Acquisition Subsidiary Corp.	Diversified Conglomerate Service	Senior loan	12/2020	5.5		4,568	4,431
DISA Holdings Acquisition Subsidiary Corp.	Diversified Conglomerate Service	Senior loan	12/2020	5.5		255	224
EAG, INC. (Evans Analytical Group)	Diversified Conglomerate Service	Senior loan	07/2017	5.0		2,113	2,113
Encore GC Acquisition, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2020	6.3		4,773	4,773
Encore GC Acquisition, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2020	7.8		164	164
Express Oil Change, LLC(3)	Retail Stores	Senior loan	12/2017	6.0		4,841	4,841
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	02/2020	7.3		1,976	1,998
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,920	3,799
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3		6,090	6,090
Harvey Tool Company, LLC(3)	Diversified Conglomerate Manufacturing	Senior loan	03/2020	6.0		3,108	3,108
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.3		2,342	2,342
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.0		104	104
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.2		65	65
Joerns Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	05/2020	6.0		9,598	9,118
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		6,834	6,834
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		1,061	1,061
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		596	596
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	6.8		3,781	3,781
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3		179	179
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		2,233	2,233
Mediaocean LLC(3)	Diversified Conglomerate Service	Senior loan	08/2022	5.8		3,137	3,137
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		4,288	4,224

SLF Investment Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal ($)	Fair Value(2)
						(In thousands)
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	6.5%		$470	$463
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	7.5		1	1
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.5		1,998	1,958
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.7		180	166
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified Conglomerate Manufacturing	Senior loan	05/2022	6.0		1,640	1,623
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,955	1,163
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		1,419	1,419
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		5,895	5,895
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		1,219	1,219
PowerPlan Holdings, Inc.(3)	Utilities	Senior loan	02/2022	5.8		11,994	11,994
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		13,026	13,026
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		10	10
Premise Health Holding Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		11,891	11,891
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2019	6.8		8,354	8,354
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.8		373	373
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0		5,880	5,821
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		7,072	7,001
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		801	792
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		510	505
Radiology Partners, Inc.(3)(4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(6)
Radiology Partners, Inc.(3)(4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(3)
Reliant Pro ReHab, LLC(3)	Healthcare, Education and Childcare	Senior loan	12/2017	6.0		3,337	3,337
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3		3,732	3,732
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3		172	172
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.8		33	33
Rubio's Restaurants, Inc.(3)	Beverage, Food and Tobacco	Senior loan	11/2018	6.0		5,044	5,044
Rug Doctor LLC	Personal and Non-Durable Consumer Products	Senior loan	06/2018	6.3		7,780	7,780
Saldon Holdings, Inc.	Diversified Conglomerate Service	Senior loan	09/2021	5.5		2,718	2,718
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8		3,722	3,722
SEI, Inc.	Electronics	Senior loan	07/2021	5.8		8,711	8,711
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures and Entertainment	Senior loan	02/2020	5.0		6,342	6,342
Severin Acquisition, LLC(3)	Diversified Conglomerate Service	Senior loan	07/2021	5.9		4,882	4,858
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		951	932
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	74
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC(4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A	(5)	—	(2)
Systems Maintenance Services Holding, Inc.(3)	Electronics	Senior loan	10/2019	5.0		2,396	2,396
Tate's Bake Shop, Inc.(3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0		2,955	2,955
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3		4,582	4,566
Transaction Data Systems, Inc.(3)	Diversified Conglomerate Service	Senior loan	06/2021	6.3		5,260	5,260
Transaction Data Systems, Inc.	Diversified Conglomerate Service	Senior loan	06/2020	5.5		9	8
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8		2,924	2,295
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0		4,869	4,869
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0		100	100
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3		3,804	3,818

SLF Investment Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2018	6.8%	$122	$118
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8	5,282	5,282
					$331,473	$323,510

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at September 30, 2016. As such, no interest is being earned on this investment.

(6)	Loan was on non-accrual status as of September 30, 2016, meaning that SLF has ceased recognizing interest income on the loan.
As of March 31, 2017, we have committed to fund $175.0 million of LLC equity interest subscriptions to SLF. As of March 31, 2017 and September 30, 2016, $120.5 million and $31.3 million, respectively, of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and six months ended March 31, 2017, we received $2.4 million and $3.2 million, respectively, in dividend income from the SLF LLC equity interests. For the three and six months ended March 31, 2016, we received $1.1 million and $1.9 million, respectively, in dividend income from the SLF LLC equity interests.

As of September 30, 2016, the amortized cost, net of principal repayments that were subject to recall, and fair value of the subordinated notes held by us was $77.3 million and $77.3 million, respectively. As of September 30, 2016, the subordinated notes paid a weighted average interest rate of three-month LIBOR plus 8.0%. For the six months ended March 31, 2017, we earned interest income on the subordinated notes of $1.6 million, respectively. The subordinated notes held by us were redeemed on December 30, 2016, and therefore no interest income was earned for the three months ended March 31, 2017. For the three and six months ended March 31, 2016, we earned interest income of $1.8 million and $3.4 million, respectively, on the subordinated notes.

For the three and six months ended March 31, 2017, we earned an annualized total return on our weighted average capital invested in SLF of 10.8% and 8.9%, respectively. For the three and six months ended March 31, 2016, we earned an annualized total return on our weighted average capital invested in SLF of 10.8% and 5.3%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF by the combined daily average of our investments in (1) the principal of the SLF subordinated notes, if any, and (2) the NAV of the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of March 31, 2017 and September 30, 2016, and for the three and six months ended March 31, 2017 and 2016:

	March 31, 2017	September 30, 2016
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments, at fair value	$350,652	$323,510
Cash and other assets	7,307	7,281
Receivable from investments sold	—	1,995
Total assets	$357,959	$332,786
Senior credit facility	$224,750	$214,050
Unamortized debt issuance costs	(184)	(949)
Other liabilities	673	567
Total liabilities	225,239	213,668
Subordinated notes and members’ equity	132,720	119,118
Total liabilities and members' equity	$357,959	$332,786

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Selected Statement of Operations Information:
Interest income	$5,476	$5,649	$10,666	$11,004
Fee income	—	22	—	22
Total investment income	5,476	5,671	10,666	11,026
Interest expense	2,135	4,040	6,019	7,759
Administrative service fee	104	115	231	200
Other expenses	31	40	64	75
Total expenses	2,270	4,195	6,314	8,034
Net investment income	3,206	1,476	4,352	2,992
Net realized gains (losses) on investments	(4)	(430)	(26)	(430)
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	211	1,405	(629)	(2,096)
Net increase (decrease) in net assets	$3,413	$2,451	$3,697	$466

Prior to their termination, SLF elected to fair value the subordinated notes issued to us and RGA under ASC Topic 825 — Financial Instruments, or ASC Topic 825. The subordinated notes were valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For each of the three and six months ended March 31, 2017, SLF did not recognize unrealized appreciation or depreciation on the subordinated notes. For each of the three and six months ended March 31, 2016, SLF recognized $1.0 million in unrealized depreciation on the subordinated notes.

As of March 31, 2017, SLF had no subordinated notes outstanding. As of September 30, 2016, SLF had $88.3 million of aggregate contractual principal amounts of subordinated notes outstanding for which the fair value option was elected with a fair value and carrying value of $88.3 million.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of March 31, 2017 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2010 Debt Securitization	$205.0	$—	$—	$—	$205.0
2014 Debt Securitization	246.0	—	—	—	246.0
SBA debentures	283.0	—	—	100.0	183.0
Credit Facility	129.7	—	—	129.7	—
Adviser Revolver	—	—	—	—	—
Unfunded commitments (1)	70.3	70.3	—	—	—
Total contractual obligations (2)	$934.0	$70.3	$—	$229.7	$634.0

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in SLF, as of March 31, 2017. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of March 31, 2017, subject to the terms of each loan’s respective credit agreement.

(2)	Total contractual obligations exclude $0.4 million of secured borrowings.
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2017 and September 30, 2016, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $70.3 million and $81.4 million, respectively. We have commitments of up to $54.5 million and $66.4 million to SLF as of March 31, 2017 and September 30, 2016, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

To the extent our taxable earnings fall below the total amount of our distributions for any tax year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

•
During calendar year 2017, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $17.7 million of shares, or 955,896 shares, of our common stock from GCOP LLC, an affiliate of GC Advisors, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2016, the Trust purchased approximately $1.5 million of shares, or 95,035 shares, of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2015, the Trust purchased approximately $16.0 million of shares, or 952,051 shares, of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2017 and 2016. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of March 31, 2017 and September 30, 2016, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

When determining fair value of Level 3 debt and equity investments, we may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA may include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, we will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, we use a market interest rate yield analysis to determine fair value.

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

Valuation of Secured Borrowings

We have elected the fair value option under ASC Topic 825 relating to accounting for debt obligations at their fair value for our secured borrowings which arise due to partial loan sales that do not meet the criteria for sale treatment under ASC Topic 860. All secured borrowings as of March 31, 2017 and September 30, 2016 were valued using Level 3 inputs under the fair value hierarchy, and our approach to determining fair value of Level 3 secured borrowings is consistent with our approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $1.1 million as of March 31, 2017 and $1.3 million as of September 30, 2016.

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

Income taxes: See “Consolidated Results of Operations - Expenses - Excise Tax Expense.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2017 and September 30, 2016, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.03% and 1.04%, respectively. Prior to their redemption on October 20, 2016, the Class A 2010 Notes issued as part of the 2010 Debt Securitization had floating interest rate provisions based on three-month LIBOR that reset quarterly as do the Class A-Refi 2010 Notes issued in connection with the refinancing of the 2010 Debt Securitization. In addition, the Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization have floating interest rate provisions based on three-month LIBOR that reset quarterly and the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily. As of each of March 31, 2017 and September 30, 2016, the weighted average LIBOR floor on the secured borrowings, which reset quarterly, was 1.00%. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of March 31, 2017 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$—	$(1,452)	$1,452
Up 50 basis points	9,633	2,906	6,727
Up 100 basis points	17,401	5,812	11,589
Up 150 basis points	25,172	8,717	16,455
Up 200 basis points	32,942	11,623	21,319

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2017, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations and the Credit Facility, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of March 31, 2017 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Golub Capital BDC, Inc.

Dated: May 9, 2017	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2017	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)