Form 10-Q
period 2017-06-30
GOLUB CAPITAL BDC, Inc.
filed 2017-08-07
CIK 1476765

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 7, 2017, the Registrant had 59,455,395 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2017	September 30, 2016
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,692,929	$1,546,766
Non-controlled affiliate company investments	—	9,618
Controlled affiliate company investments	108,879	104,228
Total investments at fair value (amortized cost of $1,781,227 and $1,650,173, respectively)	1,801,808	1,660,612
Cash and cash equivalents	12,827	10,947
Restricted cash and cash equivalents	33,042	78,593
Interest receivable	5,871	5,935
Receivable from investments sold	1,317	—
Other assets	174	422
Total Assets	$1,855,039	$1,756,509
Liabilities
Debt	$883,400	$864,700
Less unamortized debt issuance costs	4,284	5,627
Debt less unamortized debt issuance costs	879,116	859,073
Secured borrowings, at fair value (proceeds of $403 and $471, respectively)	406	475
Interest payable	6,274	3,229
Management and incentive fees payable	13,404	12,763
Accounts payable and accrued expenses	2,264	2,072
Payable for investments purchased	5,294	—
Accrued trustee fees	62	72
Total Liabilities	906,820	877,684
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2017 and September 30, 2016	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 59,235,174 and 55,059,067 shares issued and outstanding as of June 30, 2017 and September 30, 2016, respectively	59	55
Paid in capital in excess of par	932,970	855,998
Undistributed net investment income	3,862	18,832
Net unrealized appreciation (depreciation) on investments and secured borrowings	23,247	13,104
Net realized gain (loss) on investments	(11,919)	(9,164)
Total Net Assets	948,219	878,825
Total Liabilities and Total Net Assets	$1,855,039	$1,756,509
Number of common shares outstanding	59,235,174	55,059,067
Net asset value per common share	$16.01	$15.96

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$32,877	$28,752	$94,238	$83,641
Dividend income	278	111	438	393
Fee income	990	60	1,422	834
Total investment income from non-controlled/non-affiliate company investments	34,145	28,923	96,098	84,868
From non-controlled affiliate company investments:
Interest income	372	316	1,023	337
Total investment income from non-controlled affiliate company investments	372	316	1,023	337
From controlled affiliate company investments:
Interest income	—	1,799	1,639	5,192
Dividend income	891	1,068	4,054	2,971
Total investment income from controlled affiliate company investments	891	2,867	5,693	8,163
Total investment income	35,408	32,106	102,814	93,368
Expenses
Interest and other debt financing expenses	8,099	7,019	23,379	20,583
Base management fee	6,059	5,567	17,744	16,286
Incentive fee	2,073	2,311	6,274	4,262
Professional fees	638	692	1,935	2,123
Administrative service fee	595	531	1,720	1,643
General and administrative expenses	136	101	437	386
Total expenses	17,600	16,221	51,489	45,283
Net investment income - before excise tax	17,808	15,885	51,325	48,085
Excise tax	—	—	17	333
Net investment income - after excise tax	17,808	15,885	51,308	47,752
Net gain (loss) on investments and secured borrowings
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	3,233	(5,416)	4,826	(2,982)
Non-controlled affiliate company investments	(6,442)	—	(6,442)	2,722
Net realized gain (loss) on investments	(3,209)	(5,416)	(1,616)	(260)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	(245)	7,254	4,743	10,203
Non-controlled affiliate company investments	5,658	(253)	5,228	(3,052)
Controlled affiliate company investments	99	818	171	(1,539)
Net change in unrealized appreciation (depreciation) on investments	5,512	7,819	10,142	5,612
Net change in unrealized appreciation (depreciation) on secured borrowings	—	1	1	1
Net gain (loss) on investments and secured borrowings	2,303	2,404	8,527	5,353
Net increase in net assets resulting from operations	$20,111	$18,289	$59,835	$53,105
Per Common Share Data
Basic and diluted earnings per common share	$0.35	$0.35	$1.07	$1.03
Dividends and distributions declared per common share	$0.32	$0.32	$1.21	$0.96
Basic and diluted weighted average common shares outstanding	57,719,505	51,513,685	56,058,642	51,399,363

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

					Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings
	Common Stock		Paid in Capital in Excess of Par	Undistributed Net Investment Income		Net Realized Gain (Loss) on Investments
	Shares	Par Amount					Total Net Assets
Balance at September 30, 2015	51,300,193	$51	$790,713	$4,230	$15,134	$742	$810,870
Net increase in net assets resulting from operations	—	—	—	47,752	5,613	(260)	53,105
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	323,132	1	5,347	—	—	—	5,348
Distributions from net investment income	—	—	—	(36,924)	—	—	(36,924)
Distributions from realized gain	—	—	—	—	—	(12,418)	(12,418)
Total increase (decrease) for the period ended June 30, 2016	323,132	1	5,347	10,828	5,613	(12,678)	9,111
Balance at June 30, 2016	51,623,325	$52	$796,060	$15,058	$20,747	$(11,936)	$819,981
Balance at September 30, 2016	55,059,067	$55	$855,998	$18,832	$13,104	$(9,164)	$878,825
Issuance of common stock, net of offering and underwriting costs(1)	3,762,500	4	69,489	—	—	—	69,493
Net increase in net assets resulting from operations	—	—	—	51,308	10,143	(1,616)	59,835
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	413,607	—	7,483	—	—	—	7,483
Distributions from net investment income	—	—	—	(66,278)	—	—	(66,278)
Distributions from realized gain	—	—	—	—	—	(1,139)	(1,139)
Total increase (decrease) for the period ended June 30, 2017	4,176,107	4	76,972	(14,970)	10,143	(2,755)	69,394
Balance at June 30, 2017	59,235,174	$59	$932,970	$3,862	$23,247	$(11,919)	$948,219

(1)
On March 21, 2017, Golub Capital BDC, Inc. priced a public offering of 1,750,000 shares of its common stock at a public offering price of $19.03 per share. On April 6, 2017, Golub Capital BDC, Inc. sold an additional 262,500 shares of its common stock at a public offering price of $19.03 per share pursuant to the underwriter's exercise of the option to purchase additional shares granted in connection with the public offering in March 2017. On June 6, 2017, Golub Capital BDC, Inc. entered into an agreement to sell 1,750,000 shares of its common stock pursuant to an underwritten, public offering at a price to the Company of $18.71 per share.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2017	2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$59,835	$53,105
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	2,488	3,227
Accretion of discounts and amortization of premiums	(6,792)	(5,895)
Net realized (gain) loss on investments	1,616	260
Net change in unrealized (appreciation) depreciation on investments	(10,142)	(5,612)
Net change in unrealized appreciation (depreciation) on secured borrowings	(1)	(1)
Proceeds from (fundings of) revolving loans, net	959	(2,624)
Fundings of investments	(461,763)	(471,480)
Proceeds from principal payments and sales of portfolio investments	336,464	387,316
PIK interest	(1,537)	(689)
Changes in operating assets and liabilities:
Interest receivable	64	(7)
Receivable from investments sold	(1,317)	—
Other assets	248	(128)
Interest payable	3,045	2,578
Management and incentive fees payable	641	(419)
Payable for investments purchased	5,294	1,949
Accounts payable and accrued expenses	192	(292)
Accrued trustee fees	(10)	(1)
Net cash (used in) provided by operating activities	(70,716)	(38,713)
Cash flows from investing activities
Net change in restricted cash and cash equivalents	45,551	33,289
Net cash (used in) provided by investing activities	45,551	33,289
Cash flows from financing activities
Borrowings on debt	419,350	288,050
Repayments of debt	(400,650)	(239,250)
Capitalized debt issuance costs	(1,145)	(1,654)
Repayments on secured borrowings	(69)	(29)
Proceeds from shares sold, net of underwriting costs	69,893	—
Offering costs paid	(400)	—
Distributions paid	(59,934)	(43,994)
Net cash provided by (used in) financing activities	27,045	3,123
Net change in cash and cash equivalents	1,880	(2,301)
Cash and cash equivalents, beginning of period	10,947	5,468
Cash and cash equivalents, end of period	$12,827	$3,167
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,836	$14,766
Distributions declared during the period	67,417	49,342
Supplemental disclosure of noncash operating activity:
Funding of LLC equity interest in SLF	$(78,689)	$—
Proceeds from subordinated notes in SLF principal payment	78,689	—
Supplemental disclosure of noncash financing activity:
Proceeds from issuance of Class A-Refi 2010 Notes	$205,000	$—
Redemptions of Class A and Class B 2010 Notes	(205,000)	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP*^#	One stop	L + 9.00%	8.23% cash/2.00% PIK	03/2020	$17,645	$17,539	1.9%	$17,645
ILC Dover, LP	One stop	L + 9.00%	8.23% cash/2.00% PIK	03/2019	797	791	0.1	797
NTS Technical Systems*^#	One stop	L + 6.00%	7.05%	06/2021	21,773	21,466	2.3	21,773
NTS Technical Systems(4)	One stop	L + 6.00%	N/A(5)	06/2021	—	(77)	—	—
NTS Technical Systems(4)	One stop	L + 6.00%	N/A(5)	06/2021	—	(128)	—	—
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	8.05%	12/2017	3,899	3,845	0.1	1,170
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	8.01%	12/2017	659	658	0.1	659
Tresys Technology Holdings, Inc.	One stop	P + 7.50%	11.75%	12/2017	40	40	—	40
Tronair Parent, Inc.#	Senior loan	L + 4.75%	5.84%	09/2023	192	190	—	190
Tronair Parent, Inc.	Senior loan	L + 4.50%	5.59%	09/2021	20	19	—	19
Whitcraft LLC*^#	One stop	L + 6.25%	7.55%	04/2023	12,596	12,415	1.3	12,470
Whitcraft LLC	One stop	P + 5.25%	9.50%	04/2023	5	4	—	4
Whitcraft LLC(4)	One stop	L + 6.25%	N/A(5)	04/2023	—	(5)	—	(3)
					57,626	56,757	5.8	54,764
Automobile
Dent Wizard International Corporation*	Senior loan	L + 4.75%	5.97%	04/2020	4,534	4,508	0.5	4,534
OEConnection LLC*	Senior loan	L + 5.00%	6.30%	06/2022	4,846	4,742	0.5	4,798
OEConnection LLC^	Senior loan	L + 4.75%	6.05%	06/2022	2,597	2,571	0.3	2,571
OEConnection LLC(4)	Senior loan	L + 5.00%	N/A(5)	06/2021	—	(1)	—	(1)
T5 Merger Corporation^#	One stop	L + 6.25%	7.30%	03/2022	4,392	4,319	0.4	4,392
T5 Merger Corporation	One stop	L + 6.25%	7.41%	03/2022	108	106	—	108
T5 Merger Corporation	One stop	L + 6.25%	7.33%	03/2022	60	59	—	60
T5 Merger Corporation(4)	One stop	L + 6.25%	N/A(5)	03/2022	—	(2)	—	—
					16,537	16,302	1.7	16,462
Banking
HedgeServ Holding L.P.*#	One stop	L + 8.00%	7.16% cash/2.00% PIK	02/2019	17,151	17,109	1.8	17,151
HedgeServ Holding L.P.(4)	One stop	L + 8.00%	N/A(5)	02/2019	—	(3)	—	—
					17,151	17,106	1.8	17,151
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.	One stop	L + 6.25%	7.23% cash/0.25% PIK	04/2021	7,837	7,720	0.8	7,601
Abita Brewing Co., L.L.C.(4)	One stop	L + 6.25%	N/A(5)	04/2021	—	(1)	—	(1)
ABP Corporation*	Senior loan	L + 4.75%	6.00%	09/2018	4,659	4,640	0.5	4,499
ABP Corporation	Senior loan	P + 3.50%	7.75%	09/2018	292	290	—	275
Atkins Nutritionals, Inc.*^	One stop	L + 8.50%	9.75%	04/2019	21,636	21,515	2.3	21,636
Atkins Nutritionals, Inc.*^#	One stop	L + 5.00%	6.25%	01/2019	13,262	13,185	1.4	13,262
Benihana, Inc.*^	One stop	L + 7.00%	8.25%	01/2019	16,140	15,954	1.7	15,992
Benihana, Inc.	One stop	L + 7.00%	9.09%	07/2018	1,020	1,000	0.1	1,000
C. J. Foods, Inc.*^	One stop	L + 6.25%	7.55%	05/2019	5,218	5,171	0.6	5,218
C. J. Foods, Inc.	One stop	L + 6.25%	7.55%	05/2019	658	652	0.1	658
C. J. Foods, Inc.	One stop	L + 6.25%	7.41%	05/2019	172	167	—	172
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	1,065	1,062	0.1	1,065
Firebirds International, LLC*	One stop	L + 5.75%	7.00%	05/2018	299	298	—	299
Firebirds International, LLC^	One stop	L + 5.75%	7.00%	05/2018	96	96	—	96
Firebirds International, LLC	One stop	L + 5.75%	N/A(5)	05/2018	—	—	—	—
First Watch Restaurants, Inc.*^	One stop	L + 6.00%	7.38%	12/2020	15,137	15,029	1.6	15,137
First Watch Restaurants, Inc.*	One stop	L + 6.00%	7.30%	12/2020	1,248	1,241	0.1	1,248
First Watch Restaurants, Inc.*	One stop	L + 6.00%	7.30%	12/2020	1,246	1,238	0.1	1,246
First Watch Restaurants, Inc.	One stop	L + 6.00%	7.30%	12/2020	1,075	1,069	0.1	1,075
First Watch Restaurants, Inc.	One stop	P + 5.00%	9.25%	12/2020	721	718	0.1	721

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Beverage, Food and Tobacco - (continued)
First Watch Restaurants, Inc.	One stop	L + 6.00%	N/A(5)	12/2020	$—	$—	—%	$—
Hopdoddy Holdings, LLC	One stop	L + 8.00%	9.23%	08/2020	655	646	0.1	655
Hopdoddy Holdings, LLC	One stop	L + 8.00%	N/A(5)	08/2020	—	—	—	—
Hopdoddy Holdings, LLC(4)	One stop	L + 8.00%	N/A(5)	08/2020	—	(2)	—	—
Julio & Sons Company	One stop	L + 5.50%	N/A(5)	12/2018	—	—	—	—
Mid-America Pet Food, L.L.C.^	One stop	L + 6.25%	7.55%	12/2021	5,655	5,578	0.6	5,655
Mid-America Pet Food, L.L.C.(4)	One stop	L + 6.25%	N/A(5)	12/2021	—	(1)	—	—
P&P Food Safety US Acquisition, Inc.*	One stop	L + 6.50%	7.77%	11/2021	4,136	4,091	0.4	4,136
P&P Food Safety US Acquisition, Inc.	One stop	L + 6.50%	N/A(5)	11/2021	—	—	—	—
Purfoods, LLC	One stop	L + 6.25%	7.45%	05/2021	8,582	8,418	0.9	8,582
Purfoods, LLC	One stop	N/A	7.00% PIK	05/2026	109	109	—	110
Purfoods, LLC	One stop	L + 6.25%	7.42%	05/2021	65	64	—	65
Purfoods, LLC	One stop	L + 6.25%	7.34%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.25%	7.34%	05/2021	14	14	—	14
Purfoods, LLC	One stop	L + 6.25%	7.55%	05/2021	10	10	—	10
Purfoods, LLC(4)	One stop	L + 6.25%	N/A(5)	05/2021	—	(1)	—	—
Restaurant Holding Company, LLC#	Senior loan	L + 7.75%	8.98%	02/2019	4,499	4,482	0.5	4,409
Rubio's Restaurants, Inc.*^	Senior loan	L + 4.75%	6.04%	11/2018	8,851	8,825	0.9	8,851
Smashburger Finance LLC	Senior loan	L + 5.50%	6.80%	05/2018	83	82	—	78
Smashburger Finance LLC(4)	Senior loan	L + 5.50%	N/A(5)	05/2018	—	(1)	—	—
Surfside Coffee Company LLC#	One stop	L + 5.25%	6.55%	06/2020	4,436	4,409	0.5	4,436
Surfside Coffee Company LLC	One stop	L + 5.25%	6.54%	06/2020	335	333	—	335
Surfside Coffee Company LLC	One stop	L + 5.25%	6.46%	06/2020	25	25	—	25
Tate's Bake Shop, Inc.#	Senior loan	L + 5.00%	6.30%	08/2019	593	589	0.1	593
Uinta Brewing Company^	One stop	L + 8.50%	9.73%	08/2019	3,734	3,719	0.4	3,623
Uinta Brewing Company	One stop	L + 8.50%	9.72%	08/2019	539	535	0.1	517
					134,117	132,983	14.1	133,308
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	6.05%	05/2021	1,466	1,461	0.2	1,475

Building and Real Estate
Brooks Equipment Company, LLC*^	One stop	L + 5.00%	6.21%	08/2020	22,720	22,541	2.4	22,720
Brooks Equipment Company, LLC*	One stop	L + 5.00%	6.20%	08/2020	5,598	5,560	0.6	5,598
Brooks Equipment Company, LLC(4)	One stop	L + 5.00%	N/A(5)	08/2020	—	(11)	—	—
ITEL Laboratories, Inc.*	Senior loan	L + 4.50%	5.80%	06/2018	545	544	0.1	545
ITEL Laboratories, Inc.	Senior loan	L + 4.50%	N/A(5)	06/2018	—	—	—	—
Jensen Hughes, Inc.#	Senior loan	L + 5.00%	6.23%	12/2021	134	133	—	134
MRI Software LLC^	One stop	L + 6.00%	7.30%	06/2023	23,983	23,344	2.5	23,744
MRI Software LLC(4)	One stop	L + 6.00%	N/A(5)	06/2023	—	(3)	—	(2)
MRI Software LLC(4)	One stop	L + 6.00%	N/A(5)	06/2023	—	(8)	—	(3)
					52,980	52,100	5.6	52,736
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	7.05%	02/2020	2,339	2,320	0.2	2,339
Flexan, LLC	One stop	L + 5.75%	N/A(5)	02/2020	—	—	—	—
					2,339	2,320	0.2	2,339
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.*^#	One stop	L + 5.75%	6.90%	09/2020	30,192	29,980	3.2	29,889
Chase Industries, Inc.#	One stop	L + 5.75%	6.90%	09/2020	4,783	4,757	0.5	4,735
Chase Industries, Inc.	One stop	L + 5.75%	6.84%	09/2020	324	312	—	302
Inventus Power, Inc.*^	One stop	L + 6.50%	7.73%	04/2020	8,140	8,094	0.8	7,652
Inventus Power, Inc.(4)	One stop	L + 6.50%	N/A(5)	04/2020	—	(3)	—	(31)
Onicon Incorporated*^#	One stop	L + 6.00%	7.30%	04/2020	13,111	13,005	1.4	13,111

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified/Conglomerate Manufacturing - (continued)
Onicon Incorporated(4)	One stop	L + 6.00%	N/A(5)	04/2020	$—	$(5)	—%	$—
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	6.12%	08/2022	1,754	1,711	0.2	1,754
Plex Systems, Inc.*^	One stop	L + 7.50%	8.75%	06/2020	18,797	18,497	2.0	18,797
Plex Systems, Inc.(4)	One stop	L + 7.50%	N/A(5)	06/2020	—	(24)	—	—
Reladyne, Inc.*^	Senior loan	L + 5.25%	6.40%	07/2022	10,605	10,464	1.1	10,499
Reladyne, Inc.#	Senior loan	L + 5.25%	6.33%	07/2022	3,131	3,101	0.3	3,100
Reladyne, Inc.*	Senior loan	L + 5.25%	6.40%	07/2022	111	109	—	110
Reladyne, Inc.	Senior loan	L + 5.25%	6.35%	07/2022	70	69	—	69
Reladyne, Inc.^	Senior loan	L + 5.25%	6.40%	07/2022	36	36	—	36
Reladyne, Inc.	Senior loan	L + 5.25%	6.40%	07/2022	13	11	—	12
Reladyne, Inc.	Senior loan	L + 5.25%	6.36%	07/2022	6	5	—	6
Reladyne, Inc.(4)	Senior loan	L + 5.25%	N/A(5)	07/2022	—	(1)	—	(1)
Sunless Merger Sub, Inc.#	Senior loan	L + 5.00%	6.25%	07/2019	1,457	1,464	0.2	1,457
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	7.75%	07/2019	326	326	—	326
					92,856	91,908	9.7	91,823
Diversified/Conglomerate Service
Accellos, Inc.*^	One stop	L + 5.75%	6.98%	07/2020	17,038	16,929	1.8	17,038
Accellos, Inc.(4)	One stop	L + 5.75%	N/A(5)	07/2020	—	(6)	—	—
Actiance, Inc.*^	One stop	L + 9.00%	10.23%	10/2019	3,962	3,849	0.4	3,962
Actiance, Inc.	One stop	L + 9.00%	10.23%	10/2019	20	20	—	20
Agility Recovery Solutions Inc.*^	One stop	L + 6.50%	7.67%	03/2020	13,924	13,813	1.5	13,924
Agility Recovery Solutions Inc.(4)	One stop	L + 6.50%	N/A(5)	03/2020	—	(5)	—	—
Bomgar Corporation^	One stop	L + 7.50%	8.80%	06/2022	4,851	4,770	0.5	4,851
Bomgar Corporation(4)	One stop	L + 7.50%	N/A(5)	06/2022	—	(2)	—	—
Clearwater Analytics, LLC*^	One stop	L + 7.50%	8.55%	09/2022	9,594	9,445	1.0	9,594
Clearwater Analytics, LLC	One stop	L + 7.50%	8.72%	09/2022	11	9	—	11
Daxko Acquisition Corporation^#	One stop	L + 6.50%	7.73%	09/2022	8,493	8,382	0.9	8,493
Daxko Acquisition Corporation	One stop	L + 6.50%	N/A(5)	09/2022	—	—	—	—
DISA Holdings Acquisition Subsidiary Corp.#	Senior loan	L + 4.25%	5.47%	12/2020	428	426	—	428
EGD Security Systems, LLC	One stop	L + 6.25%	7.37%	06/2022	11,114	10,907	1.2	11,114
EGD Security Systems, LLC^	One stop	L + 6.25%	7.55%	06/2022	98	97	—	98
EGD Security Systems, LLC	One stop	L + 6.25%	7.37%	06/2022	30	28	—	30
EGD Security Systems, LLC(4)	One stop	L + 6.25%	N/A(5)	06/2022	—	(1)	—	—
HealthcareSource HR, Inc.*	One stop	L + 6.75%	8.05%	05/2020	20,771	20,465	2.2	20,771
HealthcareSource HR, Inc.(4)	One stop	L + 6.75%	N/A(5)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	08/2021	3,081	3,035	0.3	3,081
Host Analytics, Inc.	One stop	N/A	8.50% cash/2.25% PIK	08/2021	2,582	2,447	0.3	2,582
Host Analytics, Inc.(4)	One stop	N/A	N/A(5)	08/2021	—	(7)	—	—
III US Holdings, LLC(4)	One stop	L + 6.00%	N/A(5)	09/2022	—	(1)	—	—
Integration Appliance, Inc.*^	One stop	L + 8.25%	9.50%	09/2020	16,123	16,012	1.7	16,123
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	7,914	7,797	0.8	7,914
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	5,396	5,324	0.6	5,396
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	2,484	2,460	0.3	2,484
Integration Appliance, Inc.*	One stop	L + 8.25%	9.50%	09/2020	719	711	0.1	719
Integration Appliance, Inc.	One stop	L + 8.25%	9.50%	09/2020	462	454	0.1	462
Maverick Bidco Inc.#	One stop	L + 6.25%	7.42%	04/2023	17,689	17,340	1.8	17,424
Maverick Bidco Inc.	One stop	L + 6.25%	7.48%	04/2023	27	25	—	25
Maverick Bidco Inc.(4)	One stop	L + 6.25%	N/A(5)	04/2023	—	(2)	—	—
Netsmart Technologies, Inc.#	Senior loan	L + 4.50%	5.80%	04/2023	1,759	1,744	0.2	1,772
Netsmart Technologies, Inc.(4)	Senior loan	L + 4.75%	N/A(5)	04/2023	—	(8)	—	—
Professional Datasolutions, Inc.#	One stop	L + 5.50%	6.73%	05/2022	2,919	2,877	0.3	2,919
Professional Datasolutions, Inc.	One stop	L + 5.50%	N/A(5)	05/2022	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified/Conglomerate Service - (continued)
PT Intermediate Holdings III, LLC	One stop	L + 6.50%	7.80%	06/2022	$22,083	$21,625	2.3%	$22,083
PT Intermediate Holdings III, LLC*	One stop	L + 6.50%	7.80%	06/2022	2,182	2,162	0.2	2,182
PT Intermediate Holdings III, LLC	One stop	L + 6.50%	8.19%	06/2022	143	140	—	143
Saba Software, Inc.#	One stop	L + 5.50%	6.73%	05/2023	20,348	20,002	2.1	20,145
Saba Software, Inc.(4)	One stop	L + 5.50%	N/A(5)	05/2023	—	(3)	—	(2)
Secure-24, LLC*^	One stop	L + 5.00%	6.30%	08/2019	21,708	21,508	2.3	21,708
Secure-24, LLC(4)	One stop	L + 5.00%	N/A(5)	08/2019	—	(5)	—	—
Severin Acquisition, LLC^	Senior loan	L + 5.38%	6.68%	07/2021	885	875	0.1	901
Severin Acquisition, LLC^	Senior loan	L + 5.00%	6.30%	07/2021	788	779	0.1	792
Severin Acquisition, LLC^	Senior loan	L + 5.38%	6.68%	07/2021	603	595	0.1	613
Severin Acquisition, LLC^	Senior loan	L + 4.88%	6.18%	07/2021	194	192	—	194
Switchfly, Inc.	One stop	L + 10.00%	9.66% cash/1.50% PIK	04/2020	2,390	2,277	0.2	2,281
Switchfly, Inc.	One stop	L + 10.00%	N/A(5)	04/2020	—	—	—	—
Trintech, Inc.*^#	One stop	L + 6.00%	7.17%	10/2021	12,263	12,146	1.3	12,263
Trintech, Inc.	One stop	L + 6.00%	N/A(5)	10/2021	—	—	—	—
Vendavo, Inc.	One stop	L + 8.50%	9.66%	10/2019	17,982	17,782	1.9	17,654
Vendavo, Inc.(4)	One stop	L + 8.50%	N/A(5)	10/2019	—	(7)	—	(25)
Vendor Credentialing Service LLC^	One stop	L + 6.00%	7.23%	11/2021	12,271	12,034	1.3	12,271
Vendor Credentialing Service LLC(4)	One stop	L + 6.00%	N/A(5)	11/2021	—	(1)	—	—
Verisys Corporation#	One stop	L + 6.75%	8.05%	01/2023	3,936	3,881	0.4	3,936
Verisys Corporation(4)	One stop	L + 6.75%	N/A(5)	01/2023	—	(1)	—	—
Vitalyst, LLC	Senior loan	L + 5.00%	6.25%	09/2017	1,250	1,249	0.1	1,250
Vitalyst, LLC	Senior loan	P + 4.00%	8.00%	09/2017	22	22	—	22
Workforce Software, LLC^	One stop	L + 10.50%	4.66% cash/7.00% PIK	06/2021	5,250	5,221	0.6	5,250
Workforce Software, LLC	One stop	L + 10.50%	N/A(5)	06/2021	—	—	—	—
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 9.25%	9.72% cash/0.75% PIK	08/2021	4,864	4,789	0.5	4,864
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 9.25%	N/A(5)	08/2021	—	—	—	—
					280,651	276,595	29.5	279,760
Ecological
Pace Analytical Services, LLC	One stop	L + 6.00%	7.23%	09/2022	15,384	15,014	1.6	15,230
Pace Analytical Services, LLC^	One stop	L + 6.00%	7.30%	09/2022	1,430	1,409	0.1	1,416
Pace Analytical Services, LLC	One stop	L + 6.00%	7.26%	09/2022	350	345	0.1	346
Pace Analytical Services, LLC	One stop	L + 6.00%	7.22%	09/2022	25	23	—	24
Pace Analytical Services, LLC(4)	One stop	L + 6.00%	N/A(5)	09/2022	—	(5)	—	(3)
WRE Holding Corp.#	Senior loan	L + 4.75%	6.09%	01/2023	1,021	1,009	0.1	1,011
WRE Holding Corp.	Senior loan	L + 4.75%	N/A(5)	01/2023	—	—	—	—
WRE Holding Corp.	Senior loan	L + 4.75%	N/A(5)	01/2023	—	—	—	—
WRE Holding Corp.(4)	Senior loan	L + 4.75%	N/A(5)	01/2023	—	(1)	—	(1)
					18,210	17,794	1.9	18,023
Electronics
Appriss Holdings, Inc.*^	Senior loan	L + 5.25%	6.55%	11/2020	15,335	15,185	1.6	15,335
Appriss Holdings, Inc.	Senior loan	L + 5.25%	6.50%	11/2020	1,892	1,867	0.2	1,892
Compusearch Software Holdings, Inc.^	Senior loan	L + 4.25%	5.43%	05/2021	1,469	1,467	0.1	1,469
Diligent Corporation#	One stop	L + 6.25%	7.55%	04/2022	4,940	4,868	0.5	4,866
Diligent Corporation*	One stop	L + 6.25%	7.55%	04/2022	4,851	4,741	0.5	4,778
Diligent Corporation*^	One stop	L + 6.25%	7.55%	04/2022	2,655	2,613	0.3	2,615
Diligent Corporation(4)	One stop	L + 6.75%	N/A(5)	04/2022	—	(2)	—	(2)
ECI Acquisition Holdings, Inc.*^#	One stop	L + 6.25%	7.55%	03/2019	21,051	20,913	2.2	21,051
ECI Acquisition Holdings, Inc.*	One stop	L + 6.25%	7.55%	03/2019	1,363	1,354	0.1	1,363
ECI Acquisition Holdings, Inc.(4)	One stop	L + 6.25%	N/A(5)	03/2019	—	(6)	—	—
Gamma Technologies, LLC^	One stop	L + 5.00%	6.23%	06/2021	7,574	7,524	0.8	7,574
Gamma Technologies, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2021	—	(1)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Electronics - (continued)
LD Intermediate Holdings, Inc.*^	Senior loan	L + 5.88%	7.06%	12/2022	$2,556	$2,368	0.3%	$2,430
Park Place Technologies LLC*^	One stop	L + 5.00%	6.30%	06/2022	15,762	15,589	1.7	15,762
Park Place Technologies LLC(4)	One stop	L + 5.00%	N/A(5)	06/2022	—	(2)	—	—
Sloan Company, Inc., The#	One stop	L + 7.25%	8.55%	04/2020	7,456	7,376	0.7	7,084
Sloan Company, Inc., The	One stop	L + 7.25%	8.46%	04/2020	20	19	—	18
Sovos Compliance*^	One stop	L + 7.25%	8.48%	03/2022	9,352	9,201	1.0	9,352
Sovos Compliance(4)	One stop	L + 7.25%	N/A(5)	03/2022	—	(1)	—	—
Sparta Holding Corporation*^#	One stop	L + 5.50%	6.73%	07/2020	22,309	22,166	2.4	22,309
Sparta Holding Corporation(4)	One stop	L + 5.50%	N/A(5)	07/2020	—	(20)	—	—
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	9.30%	10/2021	9,434	9,298	1.0	9,434
					128,019	126,517	13.4	127,330
Grocery
MyWebGrocer, Inc.*	One stop	L + 8.75%	10.00%	09/2017	14,271	14,146	1.5	14,271
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	5.75%	10/2020	3,567	3,550	0.4	3,550
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	5.93%	10/2020	698	686	0.1	695
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	6.05%	10/2020	522	517	—	520
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	5.92%	10/2020	256	254	—	255
					19,314	19,153	2.0	19,291
Healthcare, Education and Childcare
Active Day, Inc.	One stop	L + 6.00%	7.23%	12/2021	13,436	13,162	1.4	13,436
Active Day, Inc.^	One stop	L + 6.00%	7.23%	12/2021	1,037	1,023	0.1	1,037
Active Day, Inc.	One stop	P + 5.00%	9.25%	12/2021	666	648	0.1	666
Active Day, Inc.(4)	One stop	L + 6.00%	N/A(5)	12/2021	—	(1)	—	—
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	7.95%	03/2022	3,623	3,537	0.4	3,623
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	7.98%	03/2022	38	36	—	38
Acuity Eyecare Holdings, LLC(4)	One stop	L + 6.75%	N/A(5)	03/2022	—	(1)	—	—
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	7.05%	05/2022	21,334	20,814	2.2	21,334
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	7.05%	05/2022	109	107	—	109
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	9.00%	05/2022	47	46	—	47
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	7.05%	05/2022	32	31	—	32
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	9.00%	05/2022	5	2	—	5
Agilitas USA, Inc.#	One stop	L + 6.00%	7.16%	04/2022	8,460	8,379	0.9	8,375
Agilitas USA, Inc.(4)	One stop	L + 6.00%	N/A(5)	04/2022	—	(1)	—	(1)
Agilitas USA, Inc.(4)	One stop	L + 6.00%	N/A(5)	04/2022	—	(1)	—	—
Aris Teleradiology Company, LLC*	Senior loan	L + 5.50%	6.80%	03/2021	2,706	2,685	0.3	2,490
Aris Teleradiology Company, LLC	Senior loan	L + 5.50%	6.66%	03/2021	25	25	—	23
Avalign Technologies, Inc.^	Senior loan	L + 4.50%	5.73%	07/2021	1,119	1,115	0.1	1,119
BIORECLAMATIONIVT, LLC*^#	One stop	L + 5.75%	6.98%	01/2021	14,088	13,912	1.5	14,088
BIORECLAMATIONIVT, LLC(4)	One stop	L + 5.75%	N/A(5)	01/2021	—	(1)	—	—
California Cryobank, LLC^	One stop	L + 5.50%	6.80%	08/2019	1,535	1,528	0.2	1,535
California Cryobank, LLC^	One stop	L + 5.50%	6.80%	08/2019	714	705	0.1	714
California Cryobank, LLC^	One stop	L + 5.50%	6.80%	08/2019	206	206	—	206
California Cryobank, LLC(4)	One stop	L + 5.50%	N/A(5)	08/2019	—	(1)	—	—
Certara L.P.*^#	One stop	L + 5.50%	6.80%	12/2018	25,931	25,767	2.7	25,931
Certara L.P.(4)	One stop	L + 5.50%	N/A(5)	12/2018	—	(6)	—	—
CLP Healthcare Services, Inc.^	Senior loan	L + 5.00%	6.30%	12/2020	3,934	3,905	0.4	3,855
Curo Health Services LLC#	Senior loan	L + 4.75%	5.93%	02/2022	3,282	3,269	0.4	3,325
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	6.48%	07/2021	18,823	18,544	2.0	18,823
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	6.48%	07/2021	13,501	13,380	1.4	13,501
DCA Investment Holding, LLC#	One stop	L + 5.25%	6.48%	07/2021	2,481	2,439	0.3	2,481
DCA Investment Holding, LLC	One stop	P + 4.25%	8.50%	07/2021	350	338	—	350
DCA Investment Holding, LLC(4)	One stop	L + 5.25%	N/A(5)	07/2021	—	(3)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare - (continued)
Deca Dental Management LLC*^	One stop	L + 6.25%	7.55%	07/2020	$4,086	$4,048	0.4%	$4,086
Deca Dental Management LLC	One stop	L + 6.25%	7.48%	07/2020	497	493	0.1	497
Deca Dental Management LLC	One stop	L + 6.25%	7.48%	07/2020	50	50	—	50
Deca Dental Management LLC(4)	One stop	L + 6.25%	N/A(5)	07/2020	—	(2)	—	—
Delta Educational Systems*(6)	Senior loan	P + 6.75%	4.75% cash/2.00% PIK	12/2018	1,438	1,433	—	—
Delta Educational Systems(4)(6)	Senior loan	L + 6.00%	N/A(5)	12/2018	—	—	—	(60)
Dental Holdings Corporation	One stop	L + 5.50%	6.67%	02/2020	7,436	7,328	0.8	7,436
Dental Holdings Corporation	One stop	L + 5.50%	6.70%	02/2020	1,133	1,120	0.1	1,133
Dental Holdings Corporation	One stop	L + 5.50%	6.70%	02/2020	220	211	—	220
eSolutions, Inc.#	One stop	L + 6.50%	7.73%	03/2022	16,342	16,057	1.7	16,179
eSolutions, Inc.(4)	One stop	L + 6.50%	N/A(5)	03/2022	—	(1)	—	(1)
Excelligence Learning Corporation#	One stop	L + 6.00%	7.21%	04/2023	4,866	4,819	0.5	4,817
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	7.43%	05/2023	8,026	7,810	0.8	7,946
Eyecare Services Partners Holdings LLC(4)	One stop	L + 6.25%	N/A(5)	05/2023	—	(3)	—	(2)
Eyecare Services Partners Holdings LLC(4)	One stop	L + 6.25%	N/A(5)	05/2023	—	(4)	—	—
G & H Wire Company, Inc.*^	One stop	L + 5.75%	7.05%	12/2017	13,056	13,039	1.4	13,056
G & H Wire Company, Inc.	One stop	P + 4.50%	8.75%	12/2017	196	195	—	196
Immucor, Inc.#	Senior loan	L + 5.00%	6.00%	08/2018	1,762	1,744	0.2	1,780
Joerns Healthcare, LLC*^	One stop	L + 6.50%	7.88%	05/2020	3,503	3,464	0.3	3,263
Kareo, Inc.	One stop	L + 9.00%	10.29%	06/2022	4,518	4,291	0.5	4,473
Kareo, Inc.	One stop	L + 9.00%	N/A(5)	06/2022	—	—	—	—
Katena Holdings, Inc.^	One stop	L + 6.25%	7.55%	06/2021	8,633	8,573	0.9	8,633
Katena Holdings, Inc.^	One stop	L + 6.25%	7.55%	06/2021	843	838	0.1	843
Katena Holdings, Inc.	One stop	P + 5.25%	9.50%	06/2021	54	53	—	54
Lombart Brothers, Inc.#	One stop	L + 6.75%	8.05%	04/2022	3,639	3,553	0.4	3,639
Lombart Brothers, Inc.#(7)	One stop	L + 6.75%	8.05%	04/2022	1,669	1,642	0.2	1,669
Lombart Brothers, Inc.(7)	One stop	L + 6.75%	N/A(5)	04/2022	—	—	—	—
Lombart Brothers, Inc.(4)	One stop	L + 6.75%	N/A(5)	04/2022	—	(1)	—	—
Maverick Healthcare Group, LLC*	Senior loan	P + 8.50%	10.75% cash/2.00% PIK	12/2017	1,946	1,946	0.2	1,810
Maverick Healthcare Group, LLC	Senior loan	P + 6.50%	5.25% cash/5.50% PIK	12/2017	82	82	—	82
MWD Management, LLC & MWD Services, Inc.#	One stop	L + 5.25%	6.55%	06/2023	5,940	5,866	0.6	5,881
MWD Management, LLC & MWD Services, Inc.(4)	One stop	L + 5.25%	N/A(5)	06/2022	—	(1)	—	(1)
MWD Management, LLC & MWD Services, Inc.(4)	One stop	L + 5.25%	N/A(5)	06/2023	—	(2)	—	—
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.80%	05/2022	9,458	9,238	1.0	9,458
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	8.10%	05/2022	74	73	—	74
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.67%	05/2022	46	45	—	46
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.50%	7.80%	05/2022	42	41	—	42
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.80%	05/2022	33	32	—	33
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.66%	05/2022	30	30	—	30
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	7.69%	05/2022	18	16	—	18
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	7.37%	08/2021	10,005	9,779	1.1	10,005
Pinnacle Treatment Centers, Inc.	One stop	P + 5.00%	9.25%	08/2021	22	21	—	22
Pinnacle Treatment Centers, Inc.(4)	One stop	L + 6.25%	N/A(5)	08/2021	—	(2)	—	—
PPT Management Holdings, LLC^#	One stop	L + 6.00%	7.30%	12/2022	10,248	10,038	1.1	10,248
PPT Management Holdings, LLC	One stop	L + 6.00%	7.22%	12/2022	150	146	—	150
PPT Management Holdings, LLC	One stop	L + 6.00%	7.30%	12/2022	110	107	—	110
Premise Health Holding Corp.*^#	One stop	L + 4.50%	5.80%	06/2020	14,850	14,784	1.6	14,850
Premise Health Holding Corp.(4)	One stop	L + 4.50%	N/A(5)	06/2020	—	(13)	—	—
Pyramid Healthcare, Inc.	One stop	L + 6.50%	7.72%	08/2019	84	82	—	84
Radiology Partners, Inc.^#	One stop	L + 5.75%	7.05%	09/2020	22,400	22,147	2.4	22,400
Radiology Partners, Inc.	One stop	L + 5.75%	7.05%	09/2020	928	911	0.1	928
Radiology Partners, Inc.	One stop	L + 5.75%	7.05%	09/2020	703	702	0.1	703

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare - (continued)
Radiology Partners, Inc.(4)	One stop	L + 5.75%	N/A(5)	09/2020	$—	$(4)	—%	$—
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	6.30%	12/2017	2,493	2,489	0.3	2,493
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	8.25%	12/2017	396	394	—	396
Riverchase MSO, LLC#	Senior loan	L + 5.25%	6.55%	10/2022	4,993	4,926	0.5	4,993
Riverchase MSO, LLC	Senior loan	L + 5.25%	6.55%	10/2022	21	20	—	21
RXH Buyer Corporation*^	One stop	L + 5.75%	7.05%	09/2021	17,303	17,061	1.8	16,958
RXH Buyer Corporation*	One stop	L + 5.75%	7.05%	09/2021	1,958	1,931	0.2	1,918
RXH Buyer Corporation	One stop	L + 5.75%	7.58%	09/2021	55	52	—	51
SLMP, LLC	One stop	L + 6.00%	7.23%	05/2023	6,212	6,059	0.6	6,150
SLMP, LLC	One stop	N/A	7.50% PIK	05/2027	83	83	—	83
SLMP, LLC(4)	One stop	L + 6.00%	N/A(5)	05/2023	—	(1)	—	(1)
SLMP, LLC(4)	One stop	L + 6.00%	N/A(5)	05/2023	—	(1)	—	—
Spear Education, LLC^	One stop	L + 5.75%	6.90%	08/2019	4,656	4,631	0.5	4,656
Spear Education, LLC	One stop	L + 5.75%	6.90%	08/2019	75	75	—	75
Spear Education, LLC	One stop	L + 5.75%	N/A(5)	08/2019	—	—	—	—
Summit Behavioral Holdings I, LLC*	One stop	L + 5.00%	6.23%	06/2021	4,349	4,305	0.5	4,349
Summit Behavioral Holdings I, LLC	One stop	L + 5.00%	6.23%	06/2021	113	112	—	113
Summit Behavioral Holdings I, LLC	One stop	L + 5.00%	6.23%	06/2021	15	15	—	15
WHCG Management, LLC*#	Senior loan	L + 4.75%	6.05%	03/2023	10,400	10,277	1.1	10,400
WHCG Management, LLC(4)	Senior loan	L + 4.75%	N/A(5)	03/2023	—	(1)	—	—
WHCG Management, LLC(4)	Senior loan	L + 4.75%	N/A(5)	03/2023	—	(3)	—	—
WIRB-Copernicus Group, Inc.*^	Senior loan	L + 5.00%	6.30%	08/2022	9,837	9,753	1.0	9,837
WIRB-Copernicus Group, Inc.#	Senior loan	L + 5.00%	6.30%	08/2022	5,680	5,633	0.6	5,680
WIRB-Copernicus Group, Inc.	Senior loan	L + 5.00%	N/A(5)	08/2022	—	—	—	—
Young Innovations, Inc.*#	Senior loan	L + 5.00%	6.30%	01/2019	3,597	3,570	0.4	3,597
Young Innovations, Inc.	Senior loan	L + 5.00%	6.30%	01/2019	13	13	—	13
					368,867	363,795	38.6	365,819
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC#	Senior loan	L + 4.50%	5.80%	02/2022	930	926	0.1	929
CST Buyer Company^	Senior loan	L + 6.25%	7.61%	03/2023	2,649	2,580	0.3	2,649
CST Buyer Company(4)	Senior loan	L + 6.25%	N/A(5)	03/2023	—	(1)	—	—
Plano Molding Company, LLC*^#	One stop	L + 7.50%	8.63%	05/2021	14,522	14,356	1.4	13,651
					18,101	17,861	1.8	17,229

Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC*^	One stop	L + 5.50%	6.72%	06/2022	10,066	9,890	1.0	9,889
Aimbridge Hospitality, LLC	One stop	L + 5.50%	6.72%	06/2022	16	15	—	15
Aimbridge Hospitality, LLC(4)	One stop	L + 5.50%	N/A(5)	06/2022	—	(1)	—	(1)
					10,082	9,904	1.0	9,903

Insurance
Captive Resources Midco, LLC*^#	One stop	L + 5.75%	6.95%	06/2020	25,555	25,355	2.7	25,555
Captive Resources Midco, LLC(4)	One stop	L + 5.75%	N/A(5)	06/2020	—	(13)	—	—
Captive Resources Midco, LLC(4)	One stop	L + 5.75%	N/A(5)	06/2020	—	(14)	—	—
Higginbotham Insurance Agency, Inc.*	Senior loan	L + 5.00%	6.23%	11/2021	1,599	1,588	0.2	1,599
Internet Pipeline, Inc.	One stop	L + 7.25%	8.48%	08/2022	4,847	4,737	0.5	4,798
Internet Pipeline, Inc.*	One stop	L + 6.25%	7.42%	08/2022	2,103	2,082	0.2	2,082
Internet Pipeline, Inc.(4)	One stop	L + 7.25%	N/A(5)	08/2021	—	(1)	—	—
RSC Acquisition, Inc.#	Senior loan	L + 5.25%	6.55%	11/2022	787	782	0.1	783
RSC Acquisition, Inc.(4)	Senior loan	L + 5.25%	N/A(5)	11/2022	—	(2)	—	(2)
					34,891	34,514	3.7	34,815

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Leisure, Amusement, Motion Pictures, Entertainment
NFD Operating, LLC#	One stop	L + 7.00%	8.25%	06/2021	$2,331	$2,303	0.3%	$2,331
NFD Operating, LLC	One stop	L + 7.00%	N/A(5)	06/2021	—	—	—	—
NFD Operating, LLC(4)	One stop	L + 7.00%	N/A(5)	06/2021	—	(1)	—	—
PADI Holdco, Inc.#	One stop	L + 6.50%	7.80%	04/2023	19,599	19,314	2.0	19,305
PADI Holdco, Inc.	One stop	L + 6.50%	7.80%	04/2022	53	51	—	51
Self Esteem Brands, LLC*^#	Senior loan	L + 4.75%	5.98%	02/2020	18,301	18,197	1.9	18,301
Self Esteem Brands, LLC(4)	Senior loan	L + 4.75%	N/A(5)	02/2020	—	(4)	—	—
Teaching Company, The	One stop	L + 6.25%	7.37%	08/2020	18,783	18,606	1.9	18,032
Teaching Company, The	One stop	L + 6.25%	7.73%	08/2020	113	112	—	107
Titan Fitness, LLC*	One stop	L + 7.00%	8.25%	09/2019	13,122	13,007	1.4	13,122
Titan Fitness, LLC	One stop	L + 7.00%	8.25%	09/2019	1,975	1,964	0.2	1,975
Titan Fitness, LLC*	One stop	L + 7.00%	8.25%	09/2019	1,738	1,728	0.2	1,738
Titan Fitness, LLC(4)	One stop	L + 7.00%	N/A(5)	09/2019	—	(10)	—	—
Titan Fitness, LLC(4)	One stop	L + 7.00%	N/A(5)	09/2019	—	(16)	—	—
					76,015	75,251	7.9	74,962
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*	One stop	L + 11.00%	10.25% cash/2.00% PIK	08/2018	4,483	4,477	0.4	3,587
Benetech, Inc.	One stop	P + 9.75%	11.97% cash/2.00% PIK	08/2018	368	367	—	144
					4,851	4,844	0.4	3,731
Oil and Gas
Drilling Info, Inc.^#(8)	One stop	L + 5.25%	6.55%	06/2020	1,700	1,683	0.2	1,700
Drilling Info, Inc.*(8)	One stop	L + 5.25%	6.55%	06/2020	482	473	0.1	482
Drilling Info, Inc.(8)	One stop	L + 5.25%	N/A(5)	06/2020	—	—	—	—
					2,182	2,156	0.3	2,182
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	6.80%	11/2021	5,693	5,610	0.6	5,693
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	6.80%	11/2021	496	492	0.1	496
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	6.80%	11/2021	348	345	—	348
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	6.80%	11/2021	38	37	—	38
IMPLUS Footwear, LLC	One stop	L + 6.75%	8.04%	04/2021	10,615	10,459	1.1	10,615
IMPLUS Footwear, LLC	One stop	L + 6.75%	7.91%	04/2021	1,869	1,841	0.2	1,869
Massage Envy, LLC*^#	One stop	L + 6.75%	8.05%	09/2020	35,279	34,927	3.7	35,279
Massage Envy, LLC	One stop	L + 6.75%	7.97%	09/2020	316	305	—	316
Massage Envy, LLC	One stop	L + 6.75%	7.93%	09/2020	100	99	—	100
Massage Envy, LLC	One stop	L + 6.75%	7.97%	09/2020	35	35	—	35
Massage Envy, LLC	One stop	L + 6.75%	8.01%	09/2020	5	5	—	5
Orthotics Holdings, Inc.*#	One stop	L + 6.00%	7.23%	02/2020	8,311	8,236	0.9	8,311
Orthotics Holdings, Inc.*#(7)	One stop	L + 6.00%	7.23%	02/2020	1,362	1,350	0.1	1,362
Orthotics Holdings, Inc.(4)(7)	One stop	L + 6.00%	N/A(5)	02/2020	—	(1)	—	—
Orthotics Holdings, Inc.(4)	One stop	L + 6.00%	N/A(5)	02/2020	—	(11)	—	—
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	6.25%	12/2017	4,421	4,415	0.5	4,413
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	6.75%	12/2017	815	813	0.1	824
Team Technologies Acquisition Company(4)	Senior loan	L + 5.00%	N/A(5)	12/2017	—	—	—	(1)
					69,703	68,957	7.3	69,703
Personal, Food and Miscellaneous Services
Community Veterinary Partners, LLC(4)	One stop	L + 5.50%	N/A(5)	10/2021	—	(1)	—	—
Ignite Restaurant Group, Inc.^(6)	One stop	P + 6.00%	10.25%	02/2019	4,312	4,285	0.2	1,638
PetVet Care Centers LLC#	One stop	L + 6.00%	7.22%	06/2023	16,822	16,655	1.8	16,654
PetVet Care Centers LLC	One stop	L + 6.00%	7.22%	06/2023	14	11	—	11
PetVet Care Centers LLC(4)	One stop	L + 6.00%	N/A(5)	06/2023	—	(10)	—	(10)
Southern Veterinary Partners, LLC#	One stop	L + 5.00%	6.13%	06/2020	3,900	3,871	0.4	3,880
Southern Veterinary Partners, LLC	One stop	L + 5.00%	N/A(5)	06/2020	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Personal, Food and Miscellaneous Services - (continued)
Southern Veterinary Partners, LLC(4)	One stop	L + 5.00%	N/A(5)	06/2020	$—	$(1)	—%	$—
Vetcor Professional Practices LLC*^#	One stop	L + 6.25%	7.55%	04/2021	28,822	28,392	3.0	28,822
Vetcor Professional Practices LLC*	One stop	L + 6.25%	7.55%	04/2021	959	951	0.1	959
Vetcor Professional Practices LLC#	One stop	L + 6.25%	7.55%	04/2021	950	936	0.1	950
Vetcor Professional Practices LLC	One stop	L + 6.25%	7.55%	04/2021	864	850	0.1	864
Vetcor Professional Practices LLC#	One stop	L + 6.25%	7.55%	04/2021	746	746	0.1	746
Vetcor Professional Practices LLC^	One stop	L + 6.25%	7.55%	04/2021	727	716	0.1	727
Vetcor Professional Practices LLC#	One stop	L + 6.25%	7.55%	04/2021	286	284	—	286
Vetcor Professional Practices LLC#	One stop	L + 6.25%	7.55%	04/2021	234	232	—	234
Vetcor Professional Practices LLC	One stop	L + 6.25%	7.55%	04/2021	119	110	—	119
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%	N/A(5)	04/2021	—	(4)	—	—
Veterinary Specialists of North America, LLC#	One stop	L + 5.25%	6.42%	07/2021	7,424	7,348	0.8	7,424
Veterinary Specialists of North America, LLC	One stop	L + 5.25%	6.55%	07/2021	90	74	—	90
Veterinary Specialists of North America, LLC#	One stop	L + 5.25%	6.43%	07/2021	63	63	—	63
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.25%	N/A(5)	07/2021	—	(3)	—	—
Wetzel's Pretzels, LLC	One stop	L + 6.75%	7.83%	09/2021	6,707	6,554	0.7	6,707
Wetzel's Pretzels, LLC(4)	One stop	L + 6.75%	N/A(5)	09/2021	—	(1)	—	—
					73,039	72,058	7.4	70,164
Printing and Publishing
Brandmuscle, Inc.#	Senior loan	L + 5.00%	6.30%	12/2021	626	621	0.1	631
Marketo, Inc.	One stop	L + 9.50%	10.80%	08/2021	9,940	9,694	1.0	9,940
Marketo, Inc.(4)	One stop	L + 9.50%	N/A(5)	08/2021	—	(1)	—	—
					10,566	10,314	1.1	10,571
Retail Stores
Batteries Plus Holding Corporation	One stop	L + 6.75%	7.98%	07/2022	13,757	13,459	1.5	13,757
Batteries Plus Holding Corporation(4)	One stop	L + 6.75%	N/A(5)	07/2022	—	(2)	—	—
CVS Holdings I, LP*^#	One stop	L + 6.25%	7.48%	08/2021	22,114	21,809	2.3	22,114
CVS Holdings I, LP*	One stop	L + 6.25%	7.48%	08/2021	318	313	—	318
CVS Holdings I, LP(4)	One stop	L + 6.25%	N/A(5)	08/2020	—	(2)	—	—
CVS Holdings I, LP(4)	One stop	L + 6.25%	N/A(5)	08/2021	—	(7)	—	—
Cycle Gear, Inc.^	One stop	L + 6.50%	7.65%	01/2020	10,453	10,336	1.1	10,453
Cycle Gear, Inc.(4)	One stop	L + 6.50%	N/A(5)	01/2020	—	(6)	—	—
Cycle Gear, Inc.(4)	One stop	L + 6.50%	N/A(5)	01/2020	—	(13)	—	—
DTLR, Inc.*^	One stop	L + 6.50%	7.67%	10/2020	11,309	11,234	1.2	11,309
Elite Sportswear, L.P.	Senior loan	L + 5.25%	6.55%	03/2020	6,959	6,863	0.7	6,975
Elite Sportswear, L.P.	Senior loan	L + 5.00%	6.30%	03/2020	2,799	2,760	0.3	2,787
Elite Sportswear, L.P.	Senior loan	L + 5.25%	6.55%	03/2020	1,440	1,425	0.2	1,443
Elite Sportswear, L.P.	Senior loan	P + 3.75%	8.00%	03/2020	686	680	0.1	683
Elite Sportswear, L.P.	Senior loan	L + 5.25%	6.55%	03/2020	219	216	—	219
Elite Sportswear, L.P.#	Senior loan	L + 5.25%	6.49%	03/2020	209	207	—	209
Elite Sportswear, L.P.	One stop	L + 5.00%	6.62%	06/2018	18	17	—	17
Feeders Supply Company, LLC	One stop	L + 5.75%	6.98%	04/2021	5,181	5,091	0.5	5,181
Feeders Supply Company, LLC	Subordinated debt	N/A	12.50% cash/7.00% PIK	04/2021	58	58	—	58
Feeders Supply Company, LLC	One stop	L + 5.75%	N/A(5)	04/2021	—	—	—	—
Marshall Retail Group LLC, The^#	One stop	L + 6.00%	7.15%	08/2020	12,023	11,944	1.3	12,023
Marshall Retail Group LLC, The	One stop	P + 4.75%	9.00%	08/2019	439	424	—	439
Mills Fleet Farm Group LLC*^	One stop	L + 5.50%	6.73%	02/2022	1,815	1,717	0.2	1,815
Paper Source, Inc.^#	One stop	L + 6.25%	7.55%	09/2018	12,658	12,610	1.3	12,658
Paper Source, Inc.*	One stop	L + 6.25%	7.55%	09/2018	1,681	1,672	0.2	1,681
Paper Source, Inc.(4)	One stop	L + 6.25%	N/A(5)	09/2018	—	(5)	—	—
Pet Holdings ULC*^(7)(9)	One stop	L + 5.50%	6.65%	07/2022	14,664	14,418	1.6	14,664
Pet Holdings ULC(7)(9)	One stop	P + 4.50%	8.75%	07/2022	120	117	—	120
Pet Holdings ULC(7)(9)	One stop	L + 5.50%	6.62%	07/2022	28	27	—	28
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Retail Stores - (continued)
Sneaker Villa, Inc.*#	One stop	L + 7.75%	8.98%	12/2020	$12,373	$12,286	1.3%	$12,373
					131,321	129,648	13.8	131,324
Telecommunications
Arise Virtual Solutions, Inc.^	One stop	L + 6.50%	7.80%	12/2018	1,270	1,264	0.1	1,270
Arise Virtual Solutions, Inc.	One stop	L + 6.50%	N/A(5)	12/2018	—	—	—	—
NetMotion Wireless Holdings, Inc.*^#	One stop	L + 6.25%	7.55%	10/2021	7,357	7,262	0.8	7,357
NetMotion Wireless Holdings, Inc.(4)	One stop	L + 6.25%	N/A(5)	10/2021	—	(1)	—	—
					8,627	8,525	0.9	8,627
Textile and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	6.23%	10/2022	2,239	2,198	0.3	2,239
SHO Holding I Corporation	Senior loan	L + 4.00%	5.15%	10/2021	16	15	—	15
					2,255	2,213	0.3	2,254
Utilities
Arcos, LLC	One stop	L + 6.00%	7.30%	02/2021	3,679	3,626	0.4	3,679
Arcos, LLC	One stop	L + 6.00%	N/A(5)	02/2021	—	—	—	—
Power Plan Holdings, Inc.*^	Senior loan	L + 4.75%	5.98%	02/2022	6,434	6,340	0.7	6,434
PowerPlan Holdings, Inc.*	Senior loan	L + 4.75%	6.05%	02/2022	5,673	5,617	0.6	5,673
PowerPlan Holdings, Inc.(4)	Senior loan	L + 4.75%	N/A(5)	02/2021	—	(6)	—	—
					15,786	15,577	1.7	15,786
Total non-controlled/non-affiliate company debt investments					$1,647,552	$1,626,613	172.1%	$1,631,532

Equity investments (10)(11)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.1%	$706
NTS Technical Systems	Preferred stock B	N/A	N/A	N/A	—	256	—	264
NTS Technical Systems	Preferred stock A	N/A	N/A	N/A	—	128	—	143
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	—	—
Whitcraft LLC	Common stock	N/A	N/A	N/A	—	375	0.1	375
						2,560	0.2	1,488
Automobile
Polk Acquisition Corp.	LP interest	N/A	N/A	N/A	1	144	—	122
Beverage, Food and Tobacco
Atkins Nutritionals, Inc	LLC interest	N/A	N/A	N/A	57	746	0.3	2,415
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	—	396
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	—	75	—	302
First Watch Restaurants, Inc.	Common stock	N/A	N/A	N/A	9	964	0.3	2,379
Hopdoddy Holdings, LLC	LLC interest	N/A	N/A	N/A	27	130	—	89
Hopdoddy Holdings, LLC	LLC interest	N/A	N/A	N/A	12	36	—	25
Julio & Sons Company	LLC interest	N/A	N/A	N/A	521	521	0.1	1,081
P&P Food Safety US Acquisition, Inc.	LLC interest	N/A	N/A	N/A	2	204	—	219
Purfoods, LLC	LLC interest	N/A	N/A	N/A	381	381	—	442
Richelieu Foods, Inc.	LP interest	N/A	N/A	N/A	220	220	0.1	614
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	2	945	0.2	1,951
Tate's Bake Shop, Inc.	LP interest	N/A	N/A	N/A	462	428	0.1	586
Uinta Brewing Company	LP interest	N/A	N/A	N/A	462	462	—	—
						5,811	1.1	10,499
Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	10	1,020	0.2	1,346

Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock A	N/A	N/A	N/A	—	90	—	106

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Chemicals, Plastics and Rubber - (continued)
Flexan, LLC	Common stock	N/A	N/A	N/A	1	$—	—%	$22
						90	—	128
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.	LLC units	N/A	N/A	N/A	1	1,186	0.2	2,171
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	370	—	36
Inventus Power, Inc.	Common stock	N/A	N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	249	0.1	435
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	160	160	—	—
						1,965	0.3	2,642
Diversified/Conglomerate Service
Actiance, Inc.	Warrant	N/A	N/A	N/A	510	122	—	151
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	341	0.1	461
Bomgar Corporation	Common stock	N/A	N/A	N/A	—	108	—	103
Bomgar Corporation	Common stock	N/A	N/A	N/A	72	1	—	—
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	—	154	—	109
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	348	0.1	370
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	166	130	—	271
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	0.1	469
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	263	—	—
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	1	369	—	369
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	417	0.1	450
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	103	4	—	107
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	148	—	473
Switchfly, Inc.	Warrant	N/A	N/A	N/A	60	85	—	85
Vendavo, Inc.	Preferred stock	N/A	N/A	N/A	827	827	0.1	765
Verisys Corporation	LLC interest	N/A	N/A	N/A	261	261	—	261
Vitalyst, LLC	Preferred stock A	N/A	N/A	N/A	—	61	—	61
Vitalyst, LLC	Common stock	N/A	N/A	N/A	1	7	—	—
Workforce Software, LLC	LLC units	N/A	N/A	N/A	308	308	—	333
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	43	34	—	32
						4,252	0.5	4,870
Ecological
Pace Analytical Services, LLC	LLC units	N/A	N/A	N/A	3	277	—	333
Electronics
Diligent Corporation (12)	Preferred stock	N/A	N/A	N/A	83	66	—	121
ECI Acquisition Holdings, Inc.	Common stock	N/A	N/A	N/A	9	872	0.1	1,387
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	134	—	397
SEI, Inc.	LLC units	N/A	N/A	N/A	340	265	—	403
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	122	—	9
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	14	—	—
Sparta Holding Corporation (12)	Common stock	N/A	N/A	N/A	1	567	0.1	721
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	235	6	0.1	509
Syncsort Incorporated	Preferred stock	N/A	N/A	N/A	90	226	0.1	575
						2,272	0.4	4,122
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	1,446	0.2	1,970
MyWebGrocer, Inc.	Preferred stock	N/A	N/A	N/A	71	165	0.1	263
						1,611	0.3	2,233
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	614	0.1	680
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	198	198	—	198
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	579	0.1	551

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare - (continued)
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	$6	—%	$—
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	—	—
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	—	—
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	64	—	—
BIORECLAMATIONIVT, LLC	LLC interest	N/A	N/A	N/A	—	365	0.1	527
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	28	—	35
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	11	—	12
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	—	—	14
Certara L.P.	LP interest	N/A	N/A	N/A	—	635	0.2	1,601
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	8,637	864	0.1	998
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	87	9	—	78
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	357	0.1	410
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	30	805	0.1	790
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	182	—	157
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	—	—	—
Eyecare Services Partners Holdings LLC	Preferred stock	N/A	N/A	N/A	—	133	—	133
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	1	—	1
G & H Wire Company, Inc.	LP interest	N/A	N/A	N/A	102	102	—	127
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	—	287	—	310
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	—	5	0.2	1,669
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	458	—	275
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	417	—	296
Kareo, Inc.	Warrant	N/A	N/A	N/A	22	160	—	160
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	387	0.1	376
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	—	132	—	175
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	121	121	—	121
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	234	234	0.1	294
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	287
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	221	—	199
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	—
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	—	112
Reliant Pro ReHab, LLC	Preferred stock A	N/A	N/A	N/A	2	183	0.1	953
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	683	—	204
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	—	249	0.1	362
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	3	3	—	229
SLMP, LLC	LLC interest	N/A	N/A	N/A	256	256	—	256
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	62	—	69
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	50
SSH Corporation	Common stock	N/A	N/A	N/A	—	40	—	72
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	534
U.S. Renal Care, Inc.	LP interest	N/A	N/A	N/A	1	2,665	0.1	1,337
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	220	—	220
Young Innovations, Inc.	LLC units	N/A	N/A	N/A	—	236	—	180
Young Innovations, Inc.	Common stock	N/A	N/A	N/A	2	—	—	325
						13,486	1.6	15,377
Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	—	0.1	306
Internet Pipeline, Inc. (12)	Preferred stock	N/A	N/A	N/A	—	72	—	83
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	44	1	—	109
						73	0.1	498

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Leisure, Amusement, Motion Pictures, Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	$712	—%	$523
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	7	712	0.1	746
						1,424	0.1	1,269
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*	LLC interest	N/A	N/A	N/A	4	—	—	—
Benetech, Inc.*	LLC interest	N/A	N/A	N/A	4	—	—	—
						—	—	—
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	LLC interest	N/A	N/A	N/A	11	106	—	107
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	210	0.1	777
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	—	114	—	279
						430	0.1	1,163
Personal, Food and Miscellaneous Services
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	114	—	138
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	97	—	—
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	—	—	—
R.G. Barry Corporation	Preferred stock A	N/A	N/A	N/A	—	161	—	106
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	38	—	38
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	40	2	—	2
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	766	459	0.1	500
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	85	85	0.1	925
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	106	—	150
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	160	—	179
						1,222	0.2	2,038
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	240	—	236

Retail Stores
Barcelona Restaurants, LLC	LP interest	N/A	N/A	N/A	1,996	—	0.7	7,060
Batteries Plus Holding Corporation	LLC units	N/A	N/A	N/A	5	529	0.1	656
Cycle Gear, Inc.	LLC interest	N/A	N/A	N/A	19	248	—	389
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	158	—	124
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	2	192	—	214
Feeders Supply Company, LLC	Common stock	N/A	N/A	N/A	—	—	—	96
Marshall Retail Group LLC, The	LLC units	N/A	N/A	N/A	15	154	—	90
Paper Source, Inc.	Common stock	N/A	N/A	N/A	8	1,387	0.1	912
Pet Holdings ULC(7)(9)	LP interest	N/A	N/A	N/A	455	386	0.1	401
RCP PetPeople LP	LP interest	N/A	N/A	N/A	889	889	0.2	2,026
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	573
						4,354	1.3	12,541
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	—	260	0.1	258
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	151	3	—	234
						263	0.1	492

Total non-controlled/non-affiliate company equity investments						$41,494	6.5%	$61,397

Total non-controlled/non-affiliate company investments					$1,647,552	$1,668,107	178.6%	$1,692,929

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Controlled affiliate company investments(13)
Equity investments
Investment Funds and Vehicles
Senior Loan Fund LLC (7)(14)	LLC interest	N/A	N/A	N/A		$113,120	11.5%	$108,879

Total controlled affiliate company equity investments						$113,120	11.5%	$108,879

Total investments					$1,647,552	$1,781,227	190.1%	$1,801,808

Cash and cash equivalents and restricted cash and cash equivalents
Cash and restricted cash						$34,230	3.6%	$34,230
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.61% (15)			11,639	1.2	11,639
Total cash and cash equivalents and restricted cash and cash equivalents						$45,869	4.8%	$45,869

Total investments and cash and cash equivalents and restricted cash and cash equivalents						$1,827,096	194.9%	$1,847,677

*	Denotes that all or a portion of the investment secures the notes offered in the 2010 Debt Securitization (as defined in Note 7).
^	Denotes that all or a portion of the investment secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the investment collateralizes the Credit Facility (as defined in Note 7).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at June 30, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at June 30, 2017.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(5)	The entire commitment was unfunded as of June 30, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(6)	Loan was on non-accrual status as of June 30, 2017, meaning that the Company has ceased recognizing interest income on the loan.

(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2017, total non-qualifying assets at fair value represented 6.9% of the Company's assets calculated in accordance with the 1940 Act.

(8)
The sale of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860 - Transfers and Servicing, and therefore, the entire one stop loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)

(9)	The headquarters of this portfolio company is located in Canada.

(10)	Equity investments are non-income producing securities unless otherwise noted.

(11)	Ownership of certain equity investments may occur through a holding company or partnership.

(12)	The Company holds an equity investment that entitles it to receive preferential dividends.

(13)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the nine months ended June 30, 2017 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

(14)	The Company receives quarterly profit distributions from its equity investment in Senior Loan Fund LLC. (See Note 4 in the accompanying notes to the consolidated financial statements).

(15)	The rate shown is the annualized seven-day yield as of June 30, 2017.

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

(5)	The entire commitment was unfunded as of September 30, 2016. As such, no interest is being earned on this investment.

(6)	Loan was on non-accrual status as of September 30, 2016, meaning that the Company has ceased recognizing interest income on the loan.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2017, interest income included $3,170 and $6,793, respectively, of accretion of discounts. For the three and nine months ended June 30, 2016, interest income included $2,210 and $5,896, respectively, of accretion of discounts. For the three and nine months ended June 30, 2017, the Company received loan origination fees of $3,947 and $6,976, respectively. For the three and nine months ended June 30, 2016, the Company received loan origination fees of $3,257 and $8,048, respectively.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2017, the Company recorded PIK income of $632 and $2,028, respectively, and received PIK payments in cash of $233 and $419, respectively. For the three and nine months ended June 30, 2016, the Company recorded PIK income of $335 and $650, respectively, and received PIK payments in cash of $4 and $4, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three and nine months ended June 30, 2017, fee income included $926 and $1,191, respectively, of prepayment premiums. For the three and nine months ended June 30, 2016, fee income included $3 and $570, respectively, of prepayment premiums.

For the three and nine months ended June 30, 2017, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $30,805 and $89,962 respectively. For the three and nine months ended June 30, 2016, the Company received interest and fees in cash, which excludes capitalized loan origination fees, in the amounts of $28,694 and $83,438 respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended June 30, 2017, the Company recorded dividend income of $1,169 and $4,492, respectively, and return of capital distributions of $7,368 and $10,449. For the three and nine months ended June 30, 2016, the Company recorded dividend income of $1,179 and $3,364, respectively, and return of capital distributions of $2,969 and $5,127.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $3,407 and $1,326 as of June 30, 2017 and September 30, 2016, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2017, $0 and $17, respectively, was incurred for U.S. federal excise tax. For the three and nine months ended June 30, 2016, $0 and $333, respectively, was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2017. The Company's tax returns for 2014 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

Share repurchase plan:  The Company has a share repurchase program (the “Program”) which allows the Company to repurchase up to $75,000 of the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2017 and the Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Company did not make any repurchases of its common stock during the three and nine months ended June 30, 2017 and 2016.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2017 and September 30, 2016, the Company had deferred debt issuance costs of $4,284 and $5,627, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization expense for the three and nine months ended June 30, 2017 was $843 and $2,488, respectively. Amortization expense for the three and nine months ended June 30, 2016 was $977 and $3,227, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of June 30, 2017 and September 30, 2016, deferred offering costs, which are included in other assets on the consolidated statements of financial condition, were $111 and $145, respectively.

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

For the three and nine months ended June 30, 2017, the Income Incentive Fee incurred was $1,485 and $4,300, respectively. For the three and nine months ended June 30, 2016, the Income Incentive Fee incurred was $1,750 and $2,877, respectively.

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

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for each of the three and nine months ended June 30, 2017 and 2016 was $0. However, in accordance with GAAP, the

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through June 30, 2017, the Company has not made any Capital Gain Incentive Fee payments. For the three and nine months ended June 30, 2017, the Company accrued a capital gain incentive fee under GAAP of $588 and $1,974, respectively, which accruals are included in incentive fee in the consolidated statements of operations. For the three and nine months ended June 30, 2016, the Company accrued a capital gain incentive fee under GAAP of $561 and$1,385, respectively.

As of June 30, 2017 and September 30, 2016, included in management and incentive fees payable on the consolidated statements of financial condition were $6,051 and $4,077, respectively, for accruals for capital gain incentive fees under GAAP.

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

Included in accounts payable and accrued expenses is $595 and $566 as of June 30, 2017 and September 30, 2016, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2017 were $430 and $1,749, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2016 were $715 and $2,094, respectively.

As of June 30, 2017 and September 30, 2016, included in accounts payable and accrued expenses were $506 and $582, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

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

During the three and nine months ended June 30, 2017, the Company sold $8,852 and $93,083, respectively, of investments and unfunded commitments to SLF at fair value and recognized $22 and $598, respectively, of net realized gains. During the three and nine months ended June 30, 2016, the Company sold $29,369 and $144,515, respectively, of investments and unfunded commitments to SLF at fair value and recognized $258 and $1,011, respectively, of net realized gains.

During the three and nine months ended June 30, 2017, SLF incurred an administrative service fee of $123 and $354, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between SLF and the Administrator. During the three and nine months ended June 30, 2016, SLF incurred an administrative service fee of $127 and $327, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between SLF and the Administrator.

Note 4.    Investments

Investments as of June 30, 2017 and September 30, 2016 consisted of the following:

	As of June 30, 2017			As of September 30, 2016
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$194,591	$192,650	$192,123	$164,818	$162,969	$162,849
One stop	1,443,469	1,424,607	1,429,917	1,321,494	1,303,056	1,304,467
Second lien	9,434	9,298	9,434	27,909	27,579	27,909
Subordinated debt	58	58	58	1,750	1,750	1,427
Subordinated notes in SLF(1)(2)	—	—	—	77,301	77,301	77,301
LLC equity interests in SLF(2)	N/A	113,120	108,879	N/A	31,339	26,927
Equity	N/A	41,494	61,397	N/A	46,179	59,732
Total	$1,647,552	$1,781,227	$1,801,808	$1,593,272	$1,650,173	$1,660,612

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

	As of June 30, 2017		As of September 30, 2016
Amortized Cost:
United States
Mid-Atlantic	$393,352	22.1%	$411,509	24.9%
Midwest	417,867	23.5	353,117	21.4
West	306,608	17.2	289,208	17.5
Southeast	364,780	20.5	364,203	22.1
Southwest	168,543	9.5	117,168	7.1
Northeast	115,129	6.4	100,056	6.1
Canada	14,948	0.8	14,912	0.9
Total	$1,781,227	100.0%	$1,650,173	100.0%

Fair Value:
United States
Mid-Atlantic	$389,722	21.6%	$403,536	24.3%
Midwest	422,507	23.5	357,059	21.5
West	312,261	17.3	288,047	17.3
Southeast	368,733	20.5	368,450	22.2
Southwest	168,284	9.3	119,641	7.2
Northeast	125,088	6.9	108,866	6.6
Canada	15,213	0.9	15,013	0.9
Total	$1,801,808	100.0%	$1,660,612	100.0%

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2017 and September 30, 2016 were as follows:

	As of June 30, 2017		As of September 30, 2016
Amortized Cost:
Aerospace and Defense	$59,317	3.3%	$64,220	3.9%
Automobile	16,446	0.9	25,293	1.5
Banking	17,106	1.0	17,447	1.1
Beverage, Food and Tobacco	138,794	7.8	141,879	8.6
Broadcasting and Entertainment	1,461	0.1	1,471	0.1
Buildings and Real Estate	53,120	3.0	24,386	1.5
Chemicals, Plastics and Rubber	2,410	0.1	73	0.0	*
Containers, Packaging and Glass	—	—	3,477	0.2
Diversified/Conglomerate Manufacturing	93,873	5.3	84,255	5.1
Diversified/Conglomerate Service	280,847	15.8	270,691	16.4
Ecological	18,071	1.0	15,343	0.9
Electronics	128,789	7.2	144,560	8.8
Grocery	20,764	1.2	17,051	1.0
Healthcare, Education and Childcare	377,281	21.2	322,793	19.6
Home and Office Furnishings, Housewares and Durable Consumer	17,861	1.0	17,796	1.1
Hotels, Motels, Inns, and Gaming	9,904	0.6	804	0.0	*
Insurance	34,587	1.9	32,652	2.0
Investment Funds and Vehicles	113,120	6.3	108,640	6.6
Leisure, Amusement, Motion Pictures, Entertainment	76,675	4.3	56,004	3.4
Mining, Steel, Iron and Non-Precious Metals	4,844	0.3	4,562	0.3
Oil and Gas	2,156	0.1	2,287	0.1
Personal and Non Durable Consumer Products (Mfg. Only)	69,387	3.9	37,531	2.3
Personal, Food and Miscellaneous Services	73,280	4.1	64,790	3.9
Printing and Publishing	10,554	0.6	46,049	2.8
Retail Stores	134,002	7.5	130,991	7.9
Telecommunications	8,525	0.5	2,170	0.1
Textiles and Leather	2,213	0.1	2,015	0.1
Utilities	15,840	0.9	10,943	0.7
Total	$1,781,227	100.0%	$1,650,173	100.0%

*Represents an amount less than 0.1%

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

	As of June 30, 2017		As of September 30, 2016
Fair Value:
Aerospace and Defense	$56,252	3.1%	$59,120	3.6%
Automobile	16,584	0.9	25,911	1.6
Banking	17,151	1.0	17,529	1.1
Beverage, Food and Tobacco	143,807	8.0	145,658	8.8
Broadcasting and Entertainment	1,475	0.1	1,483	0.1
Buildings and Real Estate	54,082	3.0	24,852	1.5
Chemicals, Plastics and Rubber	2,467	0.1	75	0.0	*
Containers, Packaging and Glass	—	—	3,489	0.2
Diversified/Conglomerate Manufacturing	94,465	5.2	84,306	5.1
Diversified/Conglomerate Service	284,630	15.8	274,198	16.5
Ecological	18,356	1.0	15,618	0.9
Electronics	131,452	7.3	146,319	8.8
Grocery	21,524	1.2	17,862	1.1
Healthcare, Education and Childcare	381,196	21.2	327,287	19.7
Home and Office Furnishings, Housewares, and Durable Consumer	17,229	1.0	16,498	1.0
Hotels, Motels, Inns, and Gaming	9,903	0.6	815	0.0	*
Insurance	35,313	2.0	33,303	2.0
Investment Funds and Vehicles	108,879	6.0	104,228	6.3
Leisure, Amusement, Motion Pictures, Entertainment	76,231	4.2	51,397	3.1
Mining, Steel, Iron and Non-Precious Metals	3,731	0.2	3,914	0.2
Oil and Gas	2,182	0.1	2,305	0.1
Personal and Non Durable Consumer Products (Mfg. Only)	70,866	3.9	37,895	2.3
Personal, Food and Miscellaneous Services	72,202	4.0	66,198	4.0
Printing and Publishing	10,807	0.6	46,814	2.8
Retail Stores	143,865	8.0	137,940	8.3
Telecommunications	8,627	0.5	2,111	0.1
Textiles and Leather	2,254	0.1	2,061	0.1
Utilities	16,278	0.9	11,426	0.7
Total	$1,801,808	100.0%	$1,660,612	100.0%
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

As of June 30, 2017, SLF was capitalized from LLC equity interest subscriptions from its members. On December 14, 2016, the SLF investment committee approved the recapitalization of the commitments of SLF’s members. On December 30, 2016, SLF’s members entered into additional LLC equity interest subscriptions totaling $160,000, SLF issued capital calls totaling $89,930 to the Company and RGA and the subordinated notes previously issued by SLF were redeemed and terminated. As of June 30, 2017 and September 30, 2016, the Company and RGA owned 87.5% and 12.5%, respectively of the LLC equity interests of SLF. SLF’s profits and losses are allocated to the Company and RGA in accordance with their respective ownership interests. As of September 30, 2016, the Company and RGA owned 87.5% and 12.5%, respectively, of the outstanding subordinated notes issued by SLF.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

Additionally, SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”), which as of June 30, 2017 allowed SLF II to borrow up to $300,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

As of June 30, 2017 and September 30, 2016, SLF had the following commitments from its members:

	As of June 30, 2017		As of September 30, 2016
	Committed	Funded(1)	Committed	Funded(1)(2)
Subordinated note commitments (3)	$—	$—	$160,000	$88,344
LLC equity commitments (3)	200,000	129,280	40,000	35,816
Total	$200,000	$129,280	$200,000	$124,160

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

(2)	Funded subordinated note commitments as of September 30, 2016 are presented net of repayments subject to recall. The subordinated note commitments were terminated as of December 30, 2016.

(3)	Commitments presented are combined for the Company and RGA.

As of June 30, 2017 and September 30, 2016, SLF had total assets at fair value of $331,212 and $332,786, respectively. As of June 30, 2017, SLF had two portfolio company investments on non-accrual status and the total fair value of non-accrual loans was $4,900. As of September 30, 2016, SLF had one portfolio company investment on non-accrual status and the total fair value of non-accrual loans was $6,686. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of June 30, 2017 and September 30, 2016, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $17,958 and $24,104, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of June 30, 2017 and September 30, 2016:

	As of	As of
	June 30,	September 30,
	2017	2016
Senior secured loans (1)	$331,346	$331,473
Weighted average current interest rate on senior secured loans (2)	6.5%	6.0%
Number of borrowers in SLF	52	62
Largest portfolio company investments (1)	$16,160	$13,050
Total of five largest portfolio company investments (1)	$66,281	$61,118

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of June 30, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.0%	$2,100	$2,102
Accellos, Inc.(4)	Diversified/Conglomerate Service	Senior loan	07/2020	7.0	16,160	16,160
Advanced Pain Management Holdings, Inc.,	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	6,805	6,124
Advanced Pain Management Holdings, Inc.,	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	466	419
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.3	4,605	4,605
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.0	3,334	3,334
Arise Virtual Solutions, Inc. (4)	Telecommunications	Senior loan	12/2018	7.8	9,927	9,927
Atkins Nutritionals, Inc.(4)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3	4,452	4,452
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.8	10,073	10,073
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.0	4,851	4,846
Certara L.P.(4)	Healthcare, Education and Childcare	Senior loan	12/2018	6.8	8,243	8,243
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3	8,611	8,439
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3	4,340	4,253
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	2,448	2,448
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	1,231	1,231
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	36	36
Curo Health Services LLC(4)	Healthcare, Education and Childcare	Senior loan	02/2022	5.9	5,865	5,943
DentMall MSO, LLC(5)	Personal, Food and Miscellaneous Services	Senior loan	07/2019	6.2	10,147	3,349
DentMall MSO, LLC(5)	Personal, Food and Miscellaneous Services	Senior loan	07/2019	6.5	1,178	509
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.4	4,401	4,401
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	6.5	80	80
EAG, INC.	Diversified/Conglomerate Service	Senior loan	07/2018	5.5	1,996	1,996
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.8	4,737	4,737
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	8.5	161	161
First Watch Restaurants, Inc.(4)	Beverage, Food and Tobacco	Senior loan	12/2020	7.4	10,259	10,259
First Watch Restaurants, Inc.(4)	Beverage, Food and Tobacco	Senior loan	12/2020	9.3	489	489
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.0	6,044	6,044
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.0	1,686	1,686
Gamma Technologies, LLC(4)	Electronics	Senior loan	06/2021	6.2	10,290	10,290
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	3,071	3,071
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.4	5,194	5,194
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	2,336	2,336
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.2	103	103
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.2	65	65
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	05/2020	7.9	8,757	8,159
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	6,780	6,780
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	2,232	2,232
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	2,164	2,164
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.1	1,982	1,982
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	7.3	524	524
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.2	5,385	5,385
Payless ShoeSource, Inc.(5)	Retail Stores	Senior loan	03/2021	7.2	1,945	1,042

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of June 30, 2017 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal ($) / Shares(2)	Fair Value(3)
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2%		$4,699	$4,699
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2		54	54
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.6		43	43
PowerPlan Holdings, Inc.(4)	Utilities	Senior loan	02/2022	6.0		11,365	11,365
Premise Health Holding Corp.(4)	Healthcare, Education and Childcare	Senior loan	06/2020	5.8		11,801	11,801
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7		9,763	9,763
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7		328	328
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.2		5,252	5,252
Radiology Partners, Inc.(4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.0		7,813	7,813
Radiology Partners, Inc.(4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.0		597	597
Radiology Partners, Inc.(4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.0		507	507
Reliant Pro ReHab, LLC(4)	Healthcare, Education and Childcare	Senior loan	12/2017	6.3		3,265	3,265
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2022	6.5		3,874	3,855
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.0		15	15
Rubio's Restaurants, Inc.(4)	Beverage, Food and Tobacco	Senior loan	11/2018	6.0		5,005	5,005
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.5		5,926	5,926
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	6.9		4,794	4,794
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	6.9		50	50
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0		40	40
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.8		23	23
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.7		2,560	2,560
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0		3,694	3,694
SEI, Inc.	Electronics	Senior loan	07/2021	6.0		13,855	13,717
SEI, Inc.(6)	Electronics	Senior loan	07/2021	N/A	(7)	—	(1)
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0		11,514	11,514
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.1		5,304	5,278
Severin Acquisition, LLC(4)	Diversified/Conglomerate Service	Senior loan	07/2021	6.2		4,845	4,842
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.3		670	672
Severin Acquisition, LLC (6)	Diversified/Conglomerate Service	Senior loan	07/2021	N/A	(7)	—	(1)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		905	860
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		71	67
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		71	68
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		71	68
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		71	68
Smashburger Finance LLC (6)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A	(7)	—	(6)
Tate's Bake Shop, Inc. (4)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3		2,933	2,933
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.5		4,581	4,558
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6		7,412	7,412
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.7		22	21
W3 Co.	Oil and Gas	Senior loan	03/2022	7.2		1,269	1,269

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of June 30, 2017 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
Young Innovations, Inc.(4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3%	$10,395	$10,395
Young Innovations, Inc.(4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	277	277
Total senior loan investments					$331,346	$321,192

W3 Co.(8)(9)	Oil and Gas	LLC units	N/A	N/A	3	$1,069
Total equity investments						$1,069

Total investments					$331,346	$322,261

(1)	Represents the weighted average annual current interest rate as of June 30, 2017.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(4)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of June 30, 2017, meaning that SLF has ceased recognizing interest income on the loan.

(6)	The negative fair value is the result of the unfunded commitment being valued below par.

(7)	The entire commitment was unfunded as of June 30, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(8)	Equity investment received as a result of the portfolio company's debt restructuring.

(9)	Non-income producing.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2016
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal ($)	Fair Value(2)
1A Smart Start LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8%		$2,116	$2,111
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,945	1,938
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		6,805	6,601
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		466	452
Advanced Pain Management Holdings, Inc.(4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A	(5)	—	(35)
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		5,037	5,037
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0		4,818	4,806
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8		3,895	3,895
Arise Virtual Solutions, Inc.(3)	Telecommunications	Senior loan	12/2018	7.8		10,804	10,264
Arise Virtual Solutions, Inc.(3)(4)	Telecommunications	Senior loan	12/2018	N/A	(5)	—	(28)
Atkins Nutritionals, Inc.(3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		5,664	5,664
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,876	1,813
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5		10,667	10,667
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8		4,948	4,938
C.B. Fleet Company, Incorporated	Personal and Non-Durable Consumer Products	Senior loan	12/2021	5.8		7,613	7,613
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5		4,460	4,427
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		8,677	8,677
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		4,373	4,373
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		2,466	2,454
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		1,240	1,234
CPI Buyer, LLC (Cole-Parmer)(3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,805	5,776
Curo Health Services LLC(3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		5,910	5,928
DentMall MSO, LLC(6)	Retail Stores	Senior loan	07/2019	6.0		10,147	6,088
DentMall MSO, LLC(6)	Retail Stores	Senior loan	07/2019	6.0		1,000	598
DISA Holdings Acquisition Subsidiary Corp.	Diversified Conglomerate Service	Senior loan	12/2020	5.5		4,568	4,431
DISA Holdings Acquisition Subsidiary Corp.	Diversified Conglomerate Service	Senior loan	12/2020	5.5		255	224
EAG, INC. (Evans Analytical Group)	Diversified Conglomerate Service	Senior loan	07/2017	5.0		2,113	2,113
Encore GC Acquisition, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2020	6.3		4,773	4,773
Encore GC Acquisition, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2020	7.8		164	164
Express Oil Change, LLC(3)	Retail Stores	Senior loan	12/2017	6.0		4,841	4,841
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	02/2020	7.3		1,976	1,998
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,920	3,799
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3		6,090	6,090
Harvey Tool Company, LLC(3)	Diversified Conglomerate Manufacturing	Senior loan	03/2020	6.0		3,108	3,108
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.3		2,342	2,342
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.0		104	104
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.2		65	65
Joerns Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	05/2020	6.0		9,598	9,118
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		6,834	6,834
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		1,061	1,061
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		596	596

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal ($)	Fair Value(2)
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	6.8%		$3,781	$3,781
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3		179	179
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		2,233	2,233
Mediaocean LLC(3)	Diversified Conglomerate Service	Senior loan	08/2022	5.8		3,137	3,137
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		4,288	4,224
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		470	463
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	7.5		1	1
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.5		1,998	1,958
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.7		180	166
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified Conglomerate Manufacturing	Senior loan	05/2022	6.0		1,640	1,623
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,955	1,163
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		1,419	1,419
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		5,895	5,895
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		1,219	1,219
PowerPlan Holdings, Inc.(3)	Utilities	Senior loan	02/2022	5.8		11,994	11,994
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		13,026	13,026
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		10	10
Premise Health Holding Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		11,891	11,891
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2019	6.8		8,354	8,354
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.8		373	373
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0		5,880	5,821
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		7,072	7,001
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		801	792
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		510	505
Radiology Partners, Inc.(3)(4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(6)
Radiology Partners, Inc.(3)(4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(3)
Reliant Pro ReHab, LLC(3)	Healthcare, Education and Childcare	Senior loan	12/2017	6.0		3,337	3,337
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3		3,732	3,732
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3		172	172
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.8		33	33
Rubio's Restaurants, Inc.(3)	Beverage, Food and Tobacco	Senior loan	11/2018	6.0		5,044	5,044
Rug Doctor LLC	Personal and Non-Durable Consumer Products	Senior loan	06/2018	6.3		7,780	7,780
Saldon Holdings, Inc.	Diversified Conglomerate Service	Senior loan	09/2021	5.5		2,718	2,718
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8		3,722	3,722
SEI, Inc.	Electronics	Senior loan	07/2021	5.8		8,711	8,711
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures and Entertainment	Senior loan	02/2020	5.0		6,342	6,342
Severin Acquisition, LLC(3)	Diversified Conglomerate Service	Senior loan	07/2021	5.9		4,882	4,858
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		951	932
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	74
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC(4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A	(5)	—	(2)

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
Systems Maintenance Services Holding, Inc.(3)	Electronics	Senior loan	10/2019	5.0%	$2,396	$2,396
Tate's Bake Shop, Inc.(3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0	2,955	2,955
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	4,582	4,566
Transaction Data Systems, Inc.(3)	Diversified Conglomerate Service	Senior loan	06/2021	6.3	5,260	5,260
Transaction Data Systems, Inc.	Diversified Conglomerate Service	Senior loan	06/2020	5.5	9	8
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,924	2,295
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0	4,869	4,869
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0	100	100
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	3,804	3,818
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2018	6.8	122	118
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8	5,282	5,282
					$331,473	$323,510

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at September 30, 2016. As such, no interest is being earned on this investment.

(6)	Loan was on non-accrual status as of September 30, 2016, meaning that SLF has ceased recognizing interest income on the loan.

As of June 30, 2017, the Company has committed to fund $175,000 of LLC equity interest subscriptions to SLF. As of June 30, 2017 and September 30, 2016, $113,120 and $31,339, respectively, of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and nine months ended June 30, 2017, the Company received $891 and $4,054, respectively, in dividend income from the SLF LLC equity interests. For the three and nine months ended June 30, 2016, the Company received $1,068 and $2,971, respectively, in dividend income from the SLF LLC equity interests.

As of September 30, 2016, the amortized cost, net of principal repayments that were subject to recall, and fair value of the subordinated notes held by the Company was $77,301 and $77,301, respectively. As of September 30, 2016, the subordinated notes paid a weighted average interest rate of three-month LIBOR plus 8.0%. For the three and nine months ended June 30, 2017, the Company earned interest income on the subordinated notes of $0 and $1,639, respectively. For the three and nine months ended June 30, 2016, the Company earned interest income on the subordinated notes of $1,799 and $5,192, respectively.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

See below for certain summarized financial information for SLF as of June 30, 2017 and September 30, 2016 and for the three and nine months ended June 30, 2017 and 2016:

	As of	As of
	June 30, 2017	September 30, 2016
Selected Balance Sheet Information:
Investments, at fair value	$322,261	$323,510
Cash and other assets	7,068	7,281
Receivable from investments sold	1,883	1,995
Total assets	$331,212	$332,786
Senior credit facility	$204,900	$214,050
Unamortized debt issuance costs	(110)	(949)
Payable for investments purchased	1,317	—
Other liabilities	672	567
Total liabilities	206,779	213,668
Subordinated notes and members’ equity	124,433	119,118
Total liabilities and members' equity	$331,212	$332,786

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Selected Statement of Operations Information:
Interest income	$5,645	$5,695	$16,311	$16,699
Fee income	5	—	5	22
Total investment income	5,650	5,695	16,316	16,721
Interest expense	2,129	4,016	8,148	11,775
Administrative service fee	123	127	354	327
Other expenses	34	35	98	110
Total expenses	2,286	4,178	8,600	12,212
Net investment income	3,364	1,517	7,716	4,509
Net realized gain (loss) on investments	29	—	3	(430)
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	(2,262)	591	(2,891)	(1,505)
Net increase (decrease) in net assets	$1,131	$2,108	$4,828	$2,574

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

Note 5.     Transactions with Affiliated Companies

An affiliated company is generally a portfolio company in which the Company owns 5% or more of the portfolio company's voting securities. A controlled affiliate is generally a portfolio company in which the Company owns more than 25% of the portfolio company’s outstanding voting securities. Transactions related to investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2017 and 2016 were as follows:

For the nine months ended June 30, 2017
Portfolio Company	Fair value at September 30, 2016	Purchases (cost)(1)	Redemptions (cost)	Transfer in (out) (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value at June 30, 2017	Net realized gain/(loss)	Interest and fee income	Dividend income
Controlled Affiliates
Senior Loan Fund LLC*	$104,228	$96,687	$(92,207)	$—	$—	$171	$108,879	$—	$1,639	$4,054
Non-Controlled Affiliates
Competitor Group, Inc.	9,618	491	(15,615)	—	278	5,228	—	(6,442)	1,023	—
Total Controlled and Non-Controlled Affiliates	$113,846	$97,178	$(107,822)	$—	$278	$5,399	$108,879	$(6,442)	$2,662	$4,054

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

(1)	Purchases at cost includes amounts related to PIK capitalized and added to the principal balance of the respective loans.

For the nine months ended June 30, 2016
Portfolio Company	Fair value at September 30, 2015	Purchases (cost)(1)	Redemptions (cost)	Transfer in (out) (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value at June 30, 2016	Net realized gain/(loss)	Interest and fee income	Dividend income
Controlled Affiliates
Senior Loan Fund LLC*	$98,936	$20,440	$(6,773)	$—	$—	$(1,539)	$111,064	$—	$5,192	$2,971
Non-Controlled Affiliates
Barcelona Restaurants, LLC(2)	5,523	—	(1,995)	(4,871)	—	1,343	—	2,722	—	—
Competitor Group, Inc.(3)	—	149	—	13,743	50	(4,395)	9,547	—	337	—
Total Controlled and Non-Controlled Affiliates	$104,459	$20,589	$(8,768)	$8,872	$50	$(4,591)	$120,611	$2,722	$5,529	$2,971

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2017 and 2016. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2017 and September 30, 2016, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs of the fair value hierarchy.

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

All secured borrowings as of June 30, 2017 and September 30, 2016 were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

The following tables present fair value measurements of the Company’s investments and secured borrowings and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2017 and September 30, 2016:

As of June 30, 2017	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,631,532	$1,631,532
Equity investments(1)	—	—	61,397	61,397
Money market funds(1)(2)	11,639	—	—	11,639
Investment measured at NAV(3)(4)	—	—	—	108,879
Total assets:	$11,639	$—	$1,692,929	$1,813,447
Secured borrowings:	$—	$—	$406	$406

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

As of September 30, 2016	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,573,953	$1,573,953
Equity investments(1)	—	—	59,732	59,732
Money market funds(1)(2)	44,281	—	—	44,281
Investment measured at NAV(3)(4)	—	—	—	26,927
Total assets:	$44,281	$—	$1,633,685	$1,704,893
Secured borrowings:	$—	$—	$475	$475

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

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

The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2017 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held as of June 30, 2017 was $3,882 and $8,874, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2016 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets held as of June 30, 2016 was $1,820 and $1,353, respectively.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the nine months ended June 30, 2017 and 2016:

	For the nine months ended June 30, 2017
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings
Fair value, beginning of period	$1,573,953	$59,732	$1,633,685	$475
Net change in unrealized appreciation (depreciation) on investments	3,621	6,350	9,971	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	(1)
Realized gain (loss) on investments	(640)	(976)	(1,616)	—
Proceeds from (funding of) revolving loans, net	(959)	—	(959)	—
Fundings of investments	446,059	3,162	449,221	—
PIK interest	1,537	—	1,537	—
Proceeds from principal payments and sales of portfolio investments	(320,143)	(6,871)	(327,014)	—
Noncash proceeds from subordinated notes in SLF principal payments	(78,689)	—	(78,689)	—
Repayments on secured borrowings	—	—	—	(69)
Accretion of discounts and amortization of premiums	6,793	—	6,793	1
Fair value, end of period	$1,631,532	$61,397	$1,692,929	$406

	For the nine months ended June 30, 2016
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings
Fair value, beginning of period	$1,449,603	$57,808	$1,507,411	$355
Net change in unrealized appreciation (depreciation) on investments	4,081	2,249	6,330	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	(1)
Realized gain (loss) on investments	(5,724)	5,464	(260)	—
Proceeds from (funding of) revolving loans, net	2,624	—	2,624	—
Fundings of investments	449,237	11,422	460,659	—
PIK interest	689	—	689	—
Proceeds from principal payments and sales of portfolio investments	(375,583)	(9,029)	(384,612)	—
Repayments on secured borrowings	—	—	—	(29)
Accretion of discounts and amortization of premiums	5,896	—	5,896	1
Fair value, end of period	$1,530,823	$67,914	$1,598,737	$326

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments and secured borrowings as of June 30, 2017 and September 30, 2016.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)(2)	$180,472	Market rate approach	Market interest rate	5.4% - 12.3% (6.8%)
		Market comparable companies	EBITDA multiples	6.0x - 17.5x (11.3x)
	11,711	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(3)(4)	$1,423,187	Market rate approach	Market interest rate	4.5% - 22.3% (8.0%)
		Market comparable companies	EBITDA multiples	4.0x - 35.0x (12.2x)
			Revenue multiples	2.0x - 7.5x (3.9x)
	3,263	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(1)	$9,492	Market rate approach	Market interest rate	9.3% - 19.5% (9.4%)
		Market comparable companies	EBITDA multiples	10.5x
Equity(5)	$61,397	Market comparable companies	EBITDA multiples(6)	4.0x - 21.5x (11.6x)
			Revenue multiples(6)	2.0x - 5.8x (2.9x)
Liabilities:
Secured borrowings(7)	$406	Market rate approach	Market interest rate	6.6%
		Market comparable companies	EBITDA multiples	16.0x

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of June 30, 2017 was determined using the market rate approach.

(2)	Excludes $(60) of non-accrual loans at fair value, which the Company valued on a liquidation basis. The negative fair value is the result of the unfunded commitment being valued below par.

(3)	Excludes $3,467 of non-accrual loans at fair value, which the Company valued on a liquidation basis.

(4)	The Company valued $1,285,788 and $137,399 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)	Excludes $108,879 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.

(6)	The Company valued $57,367 and $4,030 of equity investments using EBITDA and revenue multiples, respectively.

(7)
The fair value of the secured borrowings was determined using the market rate approach as the corresponding investments were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of June 30, 2017 was determined using the market rate approach.

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

The following are the carrying values and fair values of the Company’s debt as of June 30, 2017 and September 30, 2016. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of June 30, 2017		As of September 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$883,400	$882,162	$864,700	$873,980

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of June 30, 2017, the Company’s asset coverage for borrowed amounts was 258.4% (excluding the SBA debentures).

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

The Class A-Refi 2010 Notes are included in the June 30, 2017 consolidated statement of financial condition as debt of the Company and the Class B-Refi 2010 Notes were eliminated in consolidation. The Class A and Class B 2010 Notes are included in the September 30, 2016 consolidated statement of financial condition as debt of the Company. As of June 30, 2017 and September 30, 2016, the Subordinated 2010 Notes were eliminated in consolidation.

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

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

As of June 30, 2017 and September 30, 2016, there were 79 and 77 portfolio companies with a total fair value of $347,064 and $319,288, respectively, securing the 2010 Notes. The pool of loans in the 2010 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2010 Debt Securitization is based on three-month LIBOR, which as of June 30, 2017 was 1.2%. For the three and nine months ended June 30, 2017 and 2016, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
Stated interest expense	$1,570	$1,309	$4,492	$3,726
Amortization of debt issuance costs	67	30	193	360
Total interest and other debt financing expenses	$1,637	$1,339	$4,685	$4,086
Cash paid for interest expense	$1,502	$1,305	$4,317	$3,590
Annualized average stated interest rate	3.1%	2.4%	2.9%	2.3%
Average outstanding balance	$205,000	$215,000	$205,696	$215,000

As of June 30, 2017, the amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-Refi 2010 Notes are as follows:

Description	Class A-Refi 2010 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$205,000
Moody’s Rating	“Aaa”
S&P Rating	“AAA”
Interest Rate	LIBOR + 1.90%
Stated Maturity	July 20, 2023

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer and are secured by a diversifed portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization consists of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. The Company retained all of the Class C 2014 Notes and LLC equity interests totaling $37,500 and $119,069, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the June 30, 2017 and September 30, 2016 consolidated statements of financial condition as debt of the Company. As of June 30, 2017 and September 30, 2016, the Class C 2014 Notes and LLC equity interests were eliminated in consolidation.

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

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

As of June 30, 2017 and September 30, 2016, there were 83 and 79 portfolio companies with a total fair value of $398,722 and $391,752, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR, which as of June 30, 2017 was 1.2%. For the three and nine months ended June 30, 2017 and 2016, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
Stated interest expense	$1,864	$1,558	$5,333	$4,415
Amortization of debt issuance costs	159	160	478	480
Total interest and other debt financing expenses	$2,023	$1,718	$5,811	$4,895
Cash paid for interest expense	$1,790	$1,550	$5,149	$4,225
Annualized average stated interest rate	3.0%	2.5%	2.9%	2.4%
Average outstanding balance	$246,000	$246,000	$246,000	$246,000

As of June 30, 2017, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1, A-2 and B 2014 Notes are as follows:

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350,000 and the maximum amount that a single SBIC licensee may issue is $150,000. As of June 30, 2017, SBIC IV, SBIC V and SBIC VI had $150,000, $133,000 and $5,000, respectively, of outstanding SBA-guaranteed debentures that mature between March 2021 and September 2027, leaving incremental borrowing capacity of $17,000 and $45,000 for SBIC V and SBIC VI, respectively, under present SBIC regulations. As of September 30, 2016, SBIC IV and SBIC V had $150,000 and $127,000, respectively, of outstanding SBA-guaranteed debentures that mature between March 2021 and September 2026.

The interest rate on $283,000 of outstanding debentures as of June 30, 2017 is fixed at an average annualized interest rate of 3.5%. The annualized interim financing rate on the remaining $5,000 of outstanding debentures was 2.0% as of June 30, 2017. For the three and nine months ended June 30, 2017 and 2016, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
Stated interest expense	$2,473	$2,140	$7,339	$6,284
Amortization of debt issuance costs	320	455	1,032	1,386
Total interest and other debt financing expenses	$2,793	$2,595	$8,371	$7,670
Cash paid for interest expense	$—	$—	$4,764	$4,083
Annualized average stated interest rate	3.5%	3.6%	3.5%	3.6%
Average outstanding balance	$284,594	$241,967	$282,366	$230,883

Revolving Credit Facility: On July 21, 2011, Funding entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent and lender, which as of June 30, 2017, allowed Funding to borrow up to $225,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

On March 1, 2016 the Credit Facility was amended to, among other things, make certain amendments to the computation of the borrowing base restrictions in the Credit Facility. The maximum borrowing capacity under the Credit Facility, the expiration of the reinvestment period and the stated maturity date of the Credit Facility did not change in connection with this amendment.

On May 2, 2017, the Company and Funding amended the Credit Facility to, among other things, increase the size of the Credit Facility from $200,000 to $225,000 and allowed for the addition of a third lender under the facility.

Through the reinvestment period, which as of June 30, 2017 ended July 29, 2017, the Credit Facility bears interest at one-month LIBOR plus 2.25% per annum. After the reinvestment period, through the stated maturity date of July 30, 2020, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the Credit Facility. In addition to the stated interest rate on the Credit Facility, the Company is required to pay a non-usage fee at a rate between 0.50% and 2.00% per annum depending on the size of the unused portion of the Credit Facility.

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

As of June 30, 2017 and September 30, 2016, the Company had outstanding debt under the Credit Facility of $144,400 and $126,700, respectively. For the three and nine months ended June 30, 2017, the Company had borrowings on the Credit Facility of $181,600 and $408,350 and repayments on the Credit Facility of $166,850 and $390,650, respectively. For the three and nine months ended June 30, 2016, the Company had borrowings on the Credit Facility of $93,300 and $248,550 and repayments on the Credit Facility of $94,800 and $229,750, respectively.

For the three and nine months ended June 30, 2017 and 2016, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
Stated interest expense	$1,237	$953	$3,475	$2,629
Facility fees	109	78	242	288
Amortization of debt issuance costs	297	332	785	967
Total interest and other debt financing expenses	$1,643	$1,363	$4,502	$3,884
Cash paid for interest expense and facility fees	$1,324	$1,019	$3,606	$2,866
Annualized average stated interest rate	3.3%	2.7%	3.1%	2.7%
Average outstanding balance	$148,087	$139,817	$148,956	$131,251

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

The revolver was not in existence for the three months and nine months ended June 30, 2017. For the three months ended June 30, 2016, the revolver was not in existence and the Company did not incur any expense. For the nine months ended June 30, 2016, the weighted average outstanding balance was $0, cash paid for facility fees was $2 and total interest expense of $36 included $2 of facility fees and $34 of amortization of deferred debt issuance costs.

On June 22, 2016, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $20,000 and expiration date of June 22, 2019. The Adviser Revolver bears an interest rate equal to the short-term

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

Applicable Federal Rate, which was 1.2% as of June 30, 2017. As of June 30, 2017 and September 30, 2016, the Company had no outstanding debt under the Adviser Revolver. For the three and nine months ended June 30, 2017, the Company had no borrowings and repayments, did not incur any interest expense and no cash was paid for interest on the Adviser Revolver. For the three and nine months ended June 30, 2016, the annualized average stated interest rate was 0.7% on average outstanding borrowings of $104, interest expense was an amount less than $1 and cash paid for interest was an amount less than $1. For the three and nine months ended June 30, 2016, the Company had borrowings on the Adviser Revolver of $9,500 and repayments on the Adviser Revolver of $9,500.

The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility and Adviser Revolver) for the three and nine months ended June 30, 2017 was $883,681 and $883,018, respectively. The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility, Revolver and Adviser Revolver) for the three and nine months ended June 30, 2016 was $842,888 and $823,169, respectively.

For the three and nine months ended June 30, 2017, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.7% and 3.5%, respectively. For the three and nine months ended June 30, 2016, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.3% and 3.3%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2017 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2010 Debt Securitization	$205,000	$—	$—	$—	$205,000
2014 Debt Securitization	246,000	—	—	—	246,000
SBA debentures	288,000	—	—	100,000	188,000
Credit Facility	144,400	—	—	144,400	—
Adviser Revolver	—	—	—	—	—
Total borrowings	$883,400	$—	$—	$244,400	$639,000

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

As of June 30, 2017 and September 30, 2016, the Company recognized secured borrowings at fair value of $406 and $475, respectively, and the fair values of the loans that are associated with these secured borrowings was $2,182 and $2,305, respectively.

These secured borrowings were the result of the Company’s completion of partial loan sales of one stop loans associated with a portfolio company that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and the partial loan sales were treated as secured borrowings.

During the three and nine months ended June 30, 2017, there were no partial loan sales, no fundings on revolving and delayed draw secured borrowings and repayments on secured borrowings totaled $42 and $69, respectively. During the

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

three and nine months ended June 30, 2016, there were no partial loan sales, no fundings on revolving and delayed draw secured borrowings and repayments on secured borrowings totaled $8 and $29.

For the three and nine months ended June 30, 2017, the effective annualized average interest rate on secured borrowings, which includes amortization of original issuance costs, was 2.9% and 2.7%, respectively and interest expense was $3 and $9 and amortization of original issue discount was an amount less than $1and $1, respectively. For the three and nine months ended June 30, 2016, the effective annualized average interest rate on secured borrowings, which includes amortization of original issuance costs, was 4.6% and 4.6%, interest expense was $3 and $11 and amortization of original issue discount was $1 and $1, respectively.

Note 8.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $70,412 and $81,417 under various undrawn revolvers and other credit facilities as of June 30, 2017 and September 30, 2016, respectively. As described in Note 4, the Company had commitments of up to $61,880 and $66,360 to SLF as of June 30, 2017 and September 30, 2016, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the consolidated statements of financial condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of June 30, 2017 and September 30, 2016. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

Note 9.    Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2017	2016
Net asset value at beginning of period	$15.96	$15.80
Net increase in net assets as a result of issuance of shares(2)	0.01	0.01
Net increase in net assets as a result of public offering	0.18	—
Dividends and distributions declared:
From net investment income	(1.19)	(0.72)
From capital gains	(0.02)	(0.24)
Net investment income(3)	0.92	0.93
Net realized gain (loss) on investments	(0.03)	(0.01)
Net change in unrealized appreciation (depreciation) on investments	0.18	0.11
Net asset value at end of period	$16.01	$15.88
Per share market value at end of period	$19.12	$18.07
Total return based on market value(4)	10.01%	19.79%
Number of common shares outstanding	59,235,174	51,623,325

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2017	2016
Ratio of net investment income to average net assets*	7.70%	7.82%
Ratio of total expenses to average net assets (5)*	7.73%	7.24%
Ratio of incentive fees to average net assets	0.94%	0.52%
Ratio of expenses (without incentive fees) to average net assets*	6.79%	6.72%
Total return based on average net asset value (6)*	8.98%	8.70%
Net assets at end of period	$948,219	$819,981
Average debt outstanding	$883,018	$823,169
Average debt outstanding per share	$14.91	$15.95
Asset coverage ratio(7)	258.36%	234.46%
Portfolio turnover*	26.03%	32.73%

* Annualized for a period less than one year

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	Net increase in net assets as a result of issuance of shares related to shares issued through the DRIP.

(3)	Net investment income per share for the nine months ended June 30, 2017 and 2016 is shown after a net expense of $17 and $333, respectively, for U.S. federal excise tax.

(4)	Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(5)	Expenses, other than incentive fees, are annualized for periods of less than one year.

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

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2017 and 2016:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Earnings available to stockholders	$20,111	$18,289	$59,835	$53,105
Basic and diluted weighted average shares outstanding	57,719,505	51,513,685	56,058,642	51,399,363
Basic and diluted earnings per share	$0.35	$0.35	$1.07	$1.03

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended June 30, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine months ended June 30, 2016
05/03/2016	06/06/2016	06/29/2016	$0.32		$14,558	112,104	$1,926
02/02/2016	03/07/2016	03/30/2016	$0.32		$14,287	131,434	$2,155
11/17/2015	12/11/2015	12/29/2015	$0.32		$15,149	79,594	$1,267
Nine months ended June 30, 2017
05/04/2017	06/06/2017	06/29/2017	$0.32		$16,186	119,251	$2,171
02/07/2017	03/07/2017	03/30/2017	$0.32		$15,509	116,386	$2,167
11/14/2016	12/12/2016	12/29/2016	$0.57	(1)	$28,239	177,970	$3,145

(1)	Includes a special distribution of $0.25 per share.

Note 12. Subsequent Events

On July 5, 2017, the Company sold an additional 220,221 shares of its common stock pursuant to the underwriter's partial exercise of the option the Company granted in connection with its June 6, 2017 sale of 1,750,000 shares of common stock pursuant to an underwritten public offering. Settlement of this partial exercise of the option resulted in net proceeds, after underwriting costs, of $4,120.

On July 28, 2017, Funding entered into an amendment, or the Credit Facility Amendment, to the documents governing the Credit Facility. The Credit Facility Amendment was effective as of July 28, 2017. The Credit Facility Amendment, among other things, (a) extended the expiration of the reinvestment period from July 29, 2017 to September 27, 2017, during which period Funding, subject to certain conditions, may make borrowings under the facility and (b) extended the stated maturity date to September 28, 2020. The size, interest rate and other material terms of the Credit Facility were unchanged.

On August 2, 2017, the Company’s Board declared a quarterly dividend of $0.32 per share payable on September 29, 2017 to holders of record as of September 6, 2017.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $20.0 billion in capital under management as of June 30, 2017, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2017 and September 30, 2016, our portfolio at fair value was comprised of the following:

	As of June 30, 2017			As of September 30, 2016
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments		Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$192,123	10.7%		$162,849	9.8%
One stop	1,429,917	79.4		1,304,467	78.5
Second lien	9,434	0.5		27,909	1.7
Subordinated debt	58	0.0	*	1,427	0.1
Subordinated notes in SLF(1)(2)	—	—		77,301	4.7
LLC equity interests in SLF(2)	108,879	6.0		26,927	1.6
Equity	61,397	3.4		59,732	3.6
Total	$1,801,808	100.0%		$1,660,612	100.0%

*	Represents an amount less than 0.1%.

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
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2017 and September 30, 2016, one stop loans included $137.4 million and $128.4 million, respectively, of late stage lending loans at fair value.

As of June 30, 2017 and September 30, 2016, we had debt and equity investments in 188 and 183 portfolio companies, respectively, and an investment in SLF.

The weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, for the three and nine months ended June 30, 2017 and 2016 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
Weighted average annualized income yield (1)(3)	7.9%	7.6%	7.8%	7.6%
Weighted average annualized investment income yield (2)(3)	8.7%	8.2%	8.4%	8.1%

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

(3)
For the three months ended June 30, 2017, weighted average annualized income yield and weighted average annualized investment income yield do not reflect interest income from subordinated notes in SLF, which were redeemed on December 30, 2016.

The total return, based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with the dividend reinvestment plan, or DRIP, for the nine months ended June 30, 2017 and 2016, was 10.0% and 19.8%, respectively. The total return does not include sales load.

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

Recent Developments

On July 5, 2017, we sold an additional 220,221 shares of our common stock pursuant to the underwriter's partial exercise of the option we granted in connection with our June 6, 2017 sale of 1,750,000 shares of common stock in an underwritten, public offering. Settlement of this partial exercise of the option resulted in net proceeds, after underwriting costs, of $4.1 million.

On July 28, 2017, Golub Capital BDC Funding LLC, or Funding, our wholly-owned subsidiary, entered into an amendment, or the Credit Facility Amendment, to the documents governing the senior secured revolving credit facility, or, amended, the Credit Facility, with Golub Capital BDC Inc., as the transferor and servicer, certain institutional lenders, and Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent. The Credit Facility Amendment is effective as of July 28, 2017. The Credit Facility Amendment, among other things, (a) extended the expiration of the reinvestment period from July 29, 2017 to September 27, 2017, during which period Funding, subject to certain conditions, may make borrowings under the facility and (b) extended the stated maturity date from July 30, 2020 to September 28, 2020. The size, interest rate and other material terms of the Credit Facility were unchanged.

On August 2, 2017, our board of directors declared a quarterly distribution of $0.32 per share payable on September 29, 2017 to holders of record as of September 6, 2017.

Consolidated Results of Operations

Consolidated operating results for the three and nine months ended June 30, 2017 and 2016 are as follows:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In thousands)			(In thousands)
Interest income	$30,079	$26,858	$3,221	$88,468	$78,082	$10,386
Income from accretion of discounts and origination fees	3,170	2,210	960	6,793	5,896	897
Interest and dividend income from investments in SLF (1)	891	2,867	(1,976)	5,693	8,163	(2,470)
Dividend income	278	111	167	438	393	45
Fee income	990	60	930	1,422	834	588
Total investment income	35,408	32,106	3,302	102,814	93,368	9,446
Total expenses	17,600	16,221	1,379	51,489	45,283	6,206
Net investment income - before excise tax	17,808	15,885	1,923	51,325	48,085	3,240
Excise tax	—	—	—	17	333	(316)
Net investment income - after excise tax	17,808	15,885	1,923	51,308	47,752	3,556
Net realized gain (loss) on investments	(3,209)	(5,416)	2,207	(1,616)	(260)	(1,356)
Net change in unrealized appreciation (depreciation) on investments, and secured borrowings	5,512	7,820	(2,308)	10,143	5,613	4,530
Net increase in net assets resulting from operations	$20,111	$18,289	$1,822	$59,835	$53,105	$6,730
Average earning debt investments, at fair value (2)	$1,579,961	$1,439,936	$140,025	$1,546,012	$1,395,699	$150,313
Average investment in subordinated notes of SLF, at fair value	—	84,918	(84,918)	25,760	82,919	(57,159)
Average earning portfolio company investments, at fair value (2)	$1,579,961	$1,524,854	$55,107	$1,571,772	$1,478,618	$93,154

(1)
The investments in SLF include our investments in both subordinated notes and LLC equity interests in SLF for the three and nine months ended June 30, 2016 and the nine months ended June 30, 2017.  For the three months ended June 30, 2017, the investments in SLF include our investment in LLC equity interests in SLF.

(2)	Does not include our investment in LLC equity interests in SLF.

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income increased from the three months ended June 30, 2016 to the three months ended June 30, 2017 by $3.3 million primarily as a result of an increase in the average earning debt investment balance, which is the average balance of accruing loans in our investment portfolio, excluding our investment in the subordinated notes of SLF, of $140.0 million and increases in prepayment fee income and accretion of discounts resulting from increased debt investment payoffs. These increases were partially offset by a decline in income from our investments in SLF that was attributable to a decline in the credit performance of SLF's portfolio.

Investment income increased from the nine months ended June 30, 2016 to the nine months ended June 30, 2017 by $9.4 million primarily as a result of an increase in the average earning debt investment balance in our investment portfolio of $150.3 million and increases in prepayment fee income and accretion of discounts resulting from increased debt investment payoffs. These increases were partially offset by a decline in income from our investments in SLF that was attributable to a decline in the credit performance of SLF's portfolio.

The annualized income yield by debt security type for the three and nine months ended June 30, 2017 and 2016 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
Senior secured	6.4%	6.3%	6.3%	6.3%
One stop	8.0%	7.6%	7.9%	7.7%
Second lien	9.9%	10.1%	10.5%	9.7%
Subordinated debt	8.5%	4.8%	8.0%	5.1%
Subordinated notes in SLF(1)	N/A	8.5%	8.5%	8.4%

(1)	SLF’s proceeds from the subordinated notes were utilized by SLF to invest in senior secured loans.
Annualized income yields on one stop and senior secured loans remained relatively stable for the three and nine months ended June 30, 2017 compared to the three and nine months ended June 30, 2016. Due to the limited number of second lien and subordinated debt investments, quarterly income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment. The increase in the annualized income yield on second lien investments for the nine months ended June 30, 2017 was driven by a contractual rate change on one investment representing 50% of the second lien investments. This investment subsequently paid off during the three months ended June 30, 2017, which resulted in the decrease in the annualized income yield on second lien investments for the three months ended June 30, 2017. The increase in the annualized income yield on subordinated debt investments for the three and nine months ended June 30, 2017 was driven by the payoff on the lower yielding subordinated debt investment. As of June 30, 2017, we have one second lien investment and one subordinated debt investment as shown in the consolidated schedule of investments.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In thousands)			(In thousands)
Interest and other debt financing expenses	$7,256	$6,042	$1,214	$20,891	$17,356	$3,535
Amortization of debt issuance costs	843	977	(134)	2,488	3,227	(739)
Base management fee	6,059	5,567	492	17,744	16,286	1,458
Income Incentive Fee	1,485	1,750	(265)	4,300	2,877	1,423
Capital gain incentive fee accrued under GAAP	588	561	27	1,974	1,385	589
Professional fees	638	692	(54)	1,935	2,123	(188)
Administrative service fee	595	531	64	1,720	1,643	77
General and administrative expenses	136	101	35	437	386	51
Total expenses	$17,600	$16,221	$1,379	$51,489	$45,283	$6,206
Average debt outstanding(1)	$883,681	$842,888	$40,793	$883,018	$823,169	$59,849

(1)
For the three and nine months ended June 30, 2017 and 2016, we have excluded $0.4 million and $0.3 million, respectively, of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meet the definition of a “participating interest”, as defined in the guidance to Accounting Standards Codification, or ASC, Topic 860 — Transfers and Servicing, or ASC Topic 860.

Interest Expense

Interest and other debt financing expenses increased by $1.2 million from the three months ended June 30, 2016 to the three months ended June 30, 2017 primarily due to an increase in the weighted average of outstanding borrowings from $842.9 million for the three months ended June 30, 2016 to $883.7 million for the three months ended June 30, 2017 and an increase in the average London Interbank Offered Rate, or LIBOR, which is the index that determines the interest rate on our floating rate liabilities. The increase in our debt was primarily driven by an increase in our use of debt under our United States Small Business Administration, or SBA, debentures through our small business investment companies, or SBICs, which had outstanding balances of $288.0 million as of June 30, 2017 and $255.0 million as of June 30, 2016. This was partially offset by our Credit Facility which decreased to an outstanding balance of $144.4 million as of June 30, 2017 from an outstanding balance of $146.1 million as of June 30, 2016. The effective annualized average interest rate on our outstanding debt increased to 3.7% for the three months ended June 30, 2017 from 3.3% for the three months ended June 30, 2016 primarily due to the increase in LIBOR.

Interest and other debt financing expenses increased by $3.5 million from the nine months ended June 30, 2016 to the nine months ended June 30, 2017 primarily due to an increase in the weighted average of outstanding borrowings from $823.2 million for the nine months ended June 30, 2016 to $883.0 million for the nine months ended June 30, 2017. The effective annualized average interest rate on our outstanding debt increased to 3.5% for the nine months ended June 30, 2017 from 3.3% for the nine months ended June 30, 2016 primarily due to the increase in LIBOR.

Management Fee

The base management fee increased as a result of a sequential increase in average assets from June 30, 2016 to June 30, 2017.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee decreased by $0.3 million from the three months ended June 30, 2016 to the three months ended June 30, 2017 primarily as a result of the increase in the interest and debt financing expenses and the decline in income from our investment in SLF. This resulted in a decline in the rate of return on the value of our net assets and for the three months ended June 30, 2017. For the three months ended June 30, 2017, while still not fully through the catch-up provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income (as defined below) decreased to 7.5% compared to 9.6% for the three months ended June 30, 2016. The Income Incentive Fee increased by $1.4 million from the nine months ended June 30, 2016 to the nine months ended June 30, 2017 primarily as a result of the $150.3 million increases in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income. For the nine months ended June 30, 2017, while still not fully through the catch-up provision of the Income Incentive Fee calculation in any quarter, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income increased to 7.5% compared to 5.5% for the nine months ended June 30, 2016. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash.

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement for each of the three and nine months ended June 30, 2017 and 2016 was $0. However, in accordance with generally accepted accounting principles in the United States of America, or GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement.

The accrual for capital gain incentive fee under GAAP was $0.6 million, or $0.01 per share, and $2.0 million, or $0.04 per share, for the three and nine months ended June 30, 2017, respectively. We recorded an accrual for capital gain incentive fee under GAAP of $0.6 million, or $0.01 per share, and recorded an accrual of $1.4 million, or $0.03 per share, for the three and nine months ended June 30, 2016, respectively. The increase in the accrual for capital gain incentive fee under GAAP for the nine months ended June 30, 2017 from the nine months ended June 30, 2016 was primarily the result of increased unrealized appreciation on portfolio company investments. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased from the three months ended June 30, 2016 to the three months ended June 30, 2017 by an amount less than $0.1 million and decreased by $0.1 million from the nine months ended June 30, 2016 to the nine months ended June 30, 2017. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and nine months ended June 30, 2017 were $0.4 million and $1.7 million, respectively. Total expenses reimbursed by us to the Administrator for the three and nine months ended June 30, 2016 were $0.7 million and $2.1 million, respectively.

As of June 30, 2017 and September 30, 2016, included in accounts payable and accrued expenses were $0.5 million and $0.6 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2017, we incurred a net expense of $0 and $17,000, respectively, for U.S. federal excise tax. For the three and nine months ended June 30, 2016, we incurred a net expense of $0 and $333,000, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$(3,209)	$(5,416)	$2,207	$(1,616)	$(260)	$(1,356)
Net realized gain (loss)	(3,209)	(5,416)	2,207	(1,616)	(260)	(1,356)
Unrealized appreciation on investments	19,206	17,257	1,949	28,465	33,855	(5,390)
Unrealized (depreciation) on investments	(13,793)	(10,256)	(3,537)	(18,494)	(26,704)	8,210
Unrealized appreciation on investments in SLF(1)	99	818	(719)	171	—	171
Unrealized (depreciation) on investments in SLF(2)	—	—	—	—	(1,539)	1,539
Unrealized appreciation on secured borrowings	—	1	(1)	1	1	—
Net change in unrealized appreciation (depreciation) on investments, investments in SLF, and secured borrowings	$5,512	$7,820	$(2,308)	$10,143	$5,613	$4,530

(1)	Unrealized appreciation on investments in SLF includes our investment in LLC equity interests in SLF.

(2)	Unrealized (depreciation) on investments in SLF includes our investments in subordinated notes and LLC interests in SLF.
For the three months ended June 30, 2017, we had a net realized loss of $3.2 million primarily due to the sale of a debt and equity investment in a single portfolio company, which was partially offset by the gain on the sale of five equity investments. For the nine months ended June 30, 2017, we had a net realized loss of $1.6 million primarily due to the sale of a debt and equity investment in a single portfolio company, which was partially offset by the net realized gains on the sale of portfolio company investments to SLF and the sale of eight equity investments.

For the three months ended June 30, 2017, we had $19.2 million in unrealized appreciation on 118 portfolio company investments, which was partially offset by $13.8 million in unrealized depreciation on 154 portfolio company investments. For the nine months ended June 30, 2017, we had $28.5 million in unrealized appreciation on 144 portfolio company investments, which was partially offset by $18.5 million in unrealized depreciation on 147 portfolio company investments. Unrealized appreciation during the three and nine months ended June 30, 2017 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during the three and nine months ended June 30, 2017.

For the three and nine months ended June 30, 2017, we had $0.1 million and $0.2 million, respectively, in unrealized appreciation on our investment in SLF LLC equity interests, which was primarily driven by stable net investment income that was partially offset by net negative credit related adjustments associated with SLF's investment portfolio.

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

Liquidity and Capital Resources

For the nine months ended June 30, 2017, we experienced a net increase in cash and cash equivalents of $1.9 million. During the period, cash used in operating activities was $70.7 million, primarily as a result of fundings of portfolio investments of $461.8 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $336.5 million and net investment income of $51.3 million. During the same period, cash provided by investment activities of $45.6 million was primarily driven by the decrease in restricted cash and cash equivalents. Lastly, cash provided by financing activities was $27.0 million, primarily driven by borrowings on debt of $419.4 million and proceeds from shares sold of $69.9 million that were partially offset by repayments of debt of $400.7 million and distributions paid of $59.9 million.

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

As of June 30, 2017 and September 30, 2016, we had cash and cash equivalents of $12.8 million and $10.9 million, respectively. In addition, we had restricted cash and cash equivalents of $33.0 million and $78.6 million as of June 30, 2017 and September 30, 2016, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of June 30, 2017, $21.4 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitizations, which are described in further detail in Note 7 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitizations. As of June 30, 2017 $4.1 million of our restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. As of June 30, 2017, $7.5 million of our restricted cash and cash equivalents could be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs, which are described in further detail in Note 7 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of June 30, 2017, the Credit Facility allowed Funding to borrow up to $225.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2017 and September 30, 2016, we had $144.4 million and $126.7 million outstanding under the Credit Facility, respectively. As of June 30, 2017 and September 30, 2016, subject to leverage and borrowing base restrictions, we had approximately $80.6 million and $73.3 million, respectively, of remaining commitments and $35.9 million and $30.8 million, respectively, of availability on the Credit Facility.

On June 22, 2016, we entered into an unsecured revolving credit facility with GC Advisors, or the Adviser Revolver, which permitted us to borrow up to $20.0 million at any one time outstanding. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within the same quarter in which they are drawn. As of June 30, 2017 and September 30, 2016, we had no amounts outstanding on the Adviser Revolver.

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

On July 16, 2010, we completed the 2010 Debt Securitization, which was subsequently increased to $350.0 million. On October 20, 2016, we further amended the 2010 Debt Securitization to, among other things, (a) refinance the issued Class A notes issued by the 2010 Issuer, or the 2010 Notes, by redeeming in full the $203.0 million Class A 2010 Notes and issuing new Class A-Refi 2010 Notes in an aggregate principal amount of $205.0 million that bear interest at a rate of three-month LIBOR plus 1.90%, (b) refinance the Class B 2010 Notes by redeeming in full the $12.0 million Class B 2010 Notes and issuing new Class B-Refi 2010 Notes in an aggregate principal amount of $10.0 million that bear interest at a rate of three-month LIBOR plus 2.40%, and (c) extend the reinvestment period applicable to the 2010 Issuer to July 20, 2018. Following the refinancing, Golub Capital BDC 2010-1 Holdings LLC, our wholly-owned subsidiary, or Holdings, retained the Class B-Refi 2010 Notes.

As of June 30, 2017, the 2010 Notes consisted of $205.0 million of Class A-Refi 2010 Notes, which bear interest at a rate of three-month LIBOR plus 1.90%, $10.0 million of Class B-Refi 2010 Notes, which bear interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest. The Class A-Refi 2010 Notes are included in the June 30, 2017 consolidated statement of financial condition as our debt of and the Class B-Refi 2010 Notes and Subordinated 2010 Notes were eliminated in consolidation. As of September 30, 2016, the 2010 Notes consisted of $203.0 million of Class A 2010 Notes, which bore interest at a rate of three-month LIBOR plus 1.74%, $12.0 million of Class B 2010 Notes, which bore interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest. The Class A and Class B 2010 Notes are included in the September 30, 2016 consolidated statement of financial condition as our debt of and the Subordinated 2010 Notes were eliminated in consolidation. As of June 30, 2017 and September 30, 2016, we had outstanding debt under the 2010 Debt Securitization of $205.0 million and $215.0 million, respectively.

On June 5, 2014, we completed the 2014 Debt Securitization in which the 2014 Issuer issued an aggregate of $402.6 million of notes, or the 2014 Notes, including $191.0 million of Class A-1 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.95%, $35.0 million of Class B 2014 Notes, which bear interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bear interest at a rate of three-month LIBOR plus 3.50%, and $119.1 million of LLC equity interests in the 2014 Issuer that do not bear interest. We retained all of the Class C 2014 Notes and LLC equity interests in the 2014 Issuer totaling $37.5 million and $119.1 million, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the June 30, 2017 and September 30, 2016 consolidated statements of financial condition as our debt and the Class C 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of June 30, 2017 and September 30, 2016, we had outstanding debt under the 2014 Debt Securitization of $246.0 million.

On January 10, 2017, we received approval for our third SBIC license, GC SBIC VI, L.P., or GC SBIC VI.  Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350.0 million and the maximum amount that a single SBIC licensee may issue is $150.0 million. As of June 30, 2017, GC SBIC IV, L.P., or SBIC IV, GC SBIC V, L.P., or SBIC V, and GC SBIC VI, L.P., or SBIC VI, had $150.0 million, $133.0 million, and $5.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between March 2021 and September 2027 leaving incremental borrowing capacity of $17.0 million and $45.0 million for SBIC V and SBIC VI, respectively, under present SBIC regulations. As of September 30, 2016, SBIC IV and SBIC V had $150.0 million and $127.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between March 2021 and September 2026.

On March 21, 2017, we priced a public offering of 1,750,000 shares of our common stock at a public offering price of $19.03 per share, raising approximately $33.3 million in gross proceeds. On March 24, 2017, the transaction closed, the shares were issued and proceeds, net of offering costs but before expenses, of $32.3 million were received. On April 6, 2017, we sold an additional 262,500 shares of our common stock at a public offering price of $19.03 per share pursuant to the underwriter's exercise of the option granted in connection with the March 2017 offering.

On June 6, 2017, we entered into an agreement to sell 1,750,000 shares of our common stock pursuant to an underwritten, public offering at a price to us of $18.71 per share. On June 12, 2017, the transaction closed, the shares were issued and proceeds, net of offering costs but before expenses, of $32.7 million were received. On July 5, 2017, we sold an additional 220,221 shares of our common stock pursuant to the underwriter's partial exercise of the option we granted in connection with the sale of shares in June 2017.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of June 30, 2017, our asset coverage for borrowed amounts was 258.4% (excluding the SBA debentures).

As of June 30, 2017 and September 30, 2016, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $70.4 million and $81.4 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. As of June 30, 2017, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility and Adviser Revolver and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2017 and September 30, 2016, we had investments in 188 and 183 portfolio companies, respectively, with a total fair value of $1,692.9 million and $1,556.4 million, respectively, and had investments in SLF with a total fair value of $108.9 million and $104.2 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and nine months ended June 30, 2017 and 2016:

	For the three months ended June 30,					For the nine months ended June 30,
	2017		2016			2017			2016
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments		(In thousands)	Percentage of Commitments		(In thousands)	Percentage of Commitments
Senior secured	$27,678	11.5%	$27,257	17.5%		$111,015	23.6%		$99,420	20.8%
One stop	212,465	87.8	126,245	80.9		338,457	71.9		352,666	73.9
Subordinated debt	—	—	42	0.0	*	12	0.0	*	42	0.0	*
Subordinated notes in SLF(1)	—	—	—	—		5,457	1.1		9,620	2.0
LLC equity interests in SLF(1)	—	—	—	—		12,542	2.7		10,820	2.3
Equity	1,795	0.7	2,421	1.6		3,162	0.7		4,529	1.0
Total new investment commitments	$241,938	100.0%	$155,965	100.0%		$470,645	100.0%		$477,097	100.0%

* Represents an amount less than 0.1%.

(1)
SLF’s proceeds from the subordinated notes and LLC equity interests were utilized by SLF to invest in senior secured loans. As of June 30, 2017, SLF had investments in senior secured loans to 52 different borrowers.

For the three and nine months ended June 30, 2017, we had approximately $156.0 million and $241.0 million, excluding $78.7 million of proceeds from the repayment in full and termination of our investment in subordinated notes of SLF, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and nine months ended June 30, 2017, we had sales of investments in 9 and 28 portfolio companies, respectively, aggregating approximately $13.4 million and $95.5 million, respectively, in net proceeds.

For the three and nine months ended June 30, 2016, we had approximately $106.2 million and $239.0 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and nine months ended June 30, 2016, we had sales of investments in 6 and 28 portfolio companies, respectively, aggregating approximately $33.2 million and $148.1 million, respectively, in net proceeds.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2017 (1)				As of September 30, 2016 (1)
	Principal	Amortized Cost	Fair Value		Principal	Amortized Cost	Fair Value
	(In thousands)
Senior secured:
Performing	$193,153	$191,217	$192,183		$163,380	$161,536	$162,693
Non-accrual (2)	1,438	1,433	(60)	(3)	1,438	1,433	156
One stop:
Performing	1,434,599	1,415,819	1,426,450		1,317,595	1,299,211	1,303,297
Non-accrual (2)	8,870	8,788	3,467		3,899	3,845	1,170
Second lien:
Performing	9,434	9,298	9,434		27,909	27,579	27,909
Non-accrual (2)	—	—	—		—	—	—
Subordinated debt:
Performing	58	58	58		1,750	1,750	1,427
Non-accrual (2)	—	—	—		—	—	—
Subordinated notes in SLF (4)(5)
Performing	—	—	—		77,301	77,301	77,301
Non-accrual (2)	—	—	—		—	—	—
LLC equity interests in SLF (4)(5)	N/A	113,120	108,879		N/A	31,339	26,927
Equity	N/A	41,494	61,397		N/A	46,179	59,732
Total	$1,647,552	$1,781,227	$1,801,808		$1,593,272	$1,650,173	$1,660,612

(1)	17 and 14 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of June 30, 2017 and September 30, 2016, respectively.

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
As of June 30, 2017 and September 30, 2016, the fair value of our debt investments as a percentage of the outstanding principal value was 99.0% and 98.8%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and nine months ended June 30, 2017 and 2016:

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
Weighted average rate of new investment fundings(1)	7.3%	7.2%	7.0%	7.0%
Weighted average spread over LIBOR of new floating rate investment fundings(1)	6.0%	6.2%	5.9%	6.0%
Weighted average rate of new fixed rate investment fundings	7.5%	10.6%	7.5%	10.6%
Weighted average fees of new investment fundings	1.6%	2.1%	1.5%	1.8%
Weighted average rate of sales and payoffs of portfolio investments(1)(2)	7.9%	6.8%	7.3%	7.1%
Weighted average annualized income yield (3)(4)	7.9%	7.6%	7.8%	7.6%

(1)	Excludes subordinated note investments in SLF.

(2)	Excludes exits on investments on non-accrual status.

(3)
Represents income from interest, including subordinated notes in SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments, and does not represent a return to any investor in us.

(4)	For the three months ended June 30, 2017, weighted average annualized income yield does not reflect interest income from subordinated notes in SLF, which were redeemed on December 30, 2016.
As of June 30, 2017, 99.6% and 99.6% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2016, 93.3% and 93.6% of our debt portfolio, including our investment in SLF subordinated notes which were not subject to an interest rate floor, at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2017, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding SLF) was $26.4 million. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2017 and September 30, 2016:

	June 30, 2017		September 30, 2016
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$212,063	11.8%	$93,768	5.7%
4	1,377,526	76.5	1,380,274	83.1
3	209,231	11.6	176,464	10.6
2	240	0.0 *	9,950	0.6
1	2,748	0.1	156	0.0 *
Total	$1,801,808	100.0%	$1,660,612	100.0%

*	Represents an amount less than 0.1%.

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

As of June 30, 2017, SLF is capitalized from LLC equity interest subscriptions from its members. On December 14, 2016, the SLF investment committee approved the recapitalization of the commitments of SLF’s members. On December 30, 2016, SLF’s members entered into additional LLC equity interest subscriptions totaling $160.0 million, SLF issued capital calls totaling $89.9 million to us and RGA and the subordinated notes previously issued by SLF were redeemed and terminated. As of June 30, 2017 and September 30, 2016, we and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests. SLF’s profits and losses are allocated to us and RGA in accordance with our respective ownership interests. As of September 30, 2016, we and RGA owned 87.5% and 12.5%, respectively, of the outstanding subordinated notes issued by SLF.

As of June 30, 2017 and September 30, 2016, SLF had the following commitments from its members:

	As of June 30, 2017		As of September 30, 2016
	Committed	Funded(1)	Committed	Funded(1)(2)
	(Dollars in thousands)
Subordinated note commitments (3)	$—	$—	$160,000	$88,344
LLC equity commitments (3)	200,000	129,280	40,000	35,816
Total	$200,000	$129,280	$200,000	$124,160

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

(2)	Funded subordinated note commitments as of September 30, 2016 are presented net of repayments subject to recall. The subordinated note commitments were terminated as of December 30, 2016.

(3)	Commitments presented are combined for us and RGA.
As of June 30, 2017, the senior secured revolving credit facility, or, as amended, the SLF Credit Facility, which SLF entered into through its wholly-owned subsidiary, Senior Loan Fund II LLC, or SLF II, allows SLF II to borrow up to $300.0 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ends August 10, 2017, and the stated maturity date is August 11, 2020. As of June 30, 2017 and September 30, 2016, SLF II had outstanding debt under the SLF Credit Facility of $204.9 million and $214.1 million, respectively.

Through the reinvestment period, the SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.25%, depending on the composition of the collateral asset portfolio, per annum. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the SLF Credit Facility.

As of June 30, 2017 and September 30, 2016, SLF had total assets at fair value of $331.2 million and $332.8 million, respectively. As of June 30, 2017, SLF had two portfolio company investments on non-accrual status and the total fair value of non-accrual loans was $4.9 million. As of September 30, 2016, SLF had one portfolio company investment on non-accrual status and the total fair value of non-accrual loans was $6.7 million. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of June 30, 2017 and September 30, 2016, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $18.0 million and $24.1 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of June 30, 2017 and September 30, 2016:

	As of June 30, 2017	As of September 30, 2016
	(Dollars in thousands)
Senior secured loans (1)	$331,346	$331,473
Weighted average current interest rate on senior secured loans (2)	6.5%	6.0%
Number of borrowers in SLF	52	62
Largest portfolio company investment(1)	$16,160	$13,050
Total of five largest portfolio company investments(1)	$66,281	$61,118

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Investment Portfolio as of June 30, 2017
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.0%	$2,100	$2,102
Accellos, Inc.(4)	Diversified/Conglomerate Service	Senior loan	07/2020	7.0	16,160	16,160
Advanced Pain Management Holdings, Inc.,	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	6,805	6,124
Advanced Pain Management Holdings, Inc.,	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	466	419
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.3	4,605	4,605
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.0	3,334	3,334
Arise Virtual Solutions, Inc. (4)	Telecommunications	Senior loan	12/2018	7.8	9,927	9,927
Atkins Nutritionals, Inc.(4)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3	4,452	4,452
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.8	10,073	10,073
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.0	4,851	4,846
Certara L.P.(4)	Healthcare, Education and Childcare	Senior loan	12/2018	6.8	8,243	8,243
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3	8,611	8,439
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3	4,340	4,253
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	2,448	2,448
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	1,231	1,231
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	36	36
Curo Health Services LLC(4)	Healthcare, Education and Childcare	Senior loan	02/2022	5.9	5,865	5,943
DentMall MSO, LLC(5)	Personal, Food and Miscellaneous Services	Senior loan	07/2019	6.2	10,147	3,349
DentMall MSO, LLC(5)	Personal, Food and Miscellaneous Services	Senior loan	07/2019	6.5	1,178	509
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.4	4,401	4,401
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	6.5	80	80
EAG, INC.	Diversified/Conglomerate Service	Senior loan	07/2018	5.5	1,996	1,996
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.8	4,737	4,737
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	8.5	161	161
First Watch Restaurants, Inc.(4)	Beverage, Food and Tobacco	Senior loan	12/2020	7.4	10,259	10,259
First Watch Restaurants, Inc.(4)	Beverage, Food and Tobacco	Senior loan	12/2020	9.3	489	489
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.0	6,044	6,044
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.0	1,686	1,686
Gamma Technologies, LLC(4)	Electronics	Senior loan	06/2021	6.2	10,290	10,290
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	3,071	3,071
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.4	5,194	5,194
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	2,336	2,336
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.2	103	103
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.2	65	65
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	05/2020	7.9	8,757	8,159
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	6,780	6,780
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	2,232	2,232
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	2,164	2,164
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.1	1,982	1,982
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	7.3	524	524
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.2	5,385	5,385
Payless ShoeSource, Inc.(5)	Retail Stores	Senior loan	03/2021	7.2	1,945	1,042
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	4,699	4,699
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	54	54
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.6	43	43

SLF Investment Portfolio as of June 30, 2017 – (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal ($) / Shares(2)	Fair Value(3)
						(In thousands)
PowerPlan Holdings, Inc.(4)	Utilities	Senior loan	02/2022	6.0%		$11,365	$11,365
Premise Health Holding Corp.(4)	Healthcare, Education and Childcare	Senior loan	06/2020	5.8		11,801	11,801
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7		9,763	9,763
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7		328	328
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.2		5,252	5,252
Radiology Partners, Inc.(4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.0		7,813	7,813
Radiology Partners, Inc.(4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.0		597	597
Radiology Partners, Inc.(4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.0		507	507
Reliant Pro ReHab, LLC(4)	Healthcare, Education and Childcare	Senior loan	12/2017	6.3		3,265	3,265
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2022	6.5		3,874	3,855
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.0		15	15
Rubio's Restaurants, Inc.(4)	Beverage, Food and Tobacco	Senior loan	11/2018	6.0		5,005	5,005
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.5		5,926	5,926
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	6.9		4,794	4,794
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	6.9		50	50
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0		40	40
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.8		23	23
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.7		2,560	2,560
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0		3,694	3,694
SEI, Inc.	Electronics	Senior loan	07/2021	6.0		13,855	13,717
SEI, Inc.(6)	Electronics	Senior loan	07/2021	N/A	(7)	—	(1)
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0		11,514	11,514
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.1		5,304	5,278
Severin Acquisition, LLC(4)	Diversified/Conglomerate Service	Senior loan	07/2021	6.2		4,845	4,842
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.3		670	672
Severin Acquisition, LLC (6)	Diversified/Conglomerate Service	Senior loan	07/2021	N/A	(7)	—	(1)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		905	860
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		71	67
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		71	68
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		71	68
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		71	68
Smashburger Finance LLC (6)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A	(7)	—	(6)
Tate's Bake Shop, Inc.(4)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3		2,933	2,933
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.5		4,581	4,558
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6		7,412	7,412
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.7		22	21
W3 Co.	Oil and Gas	Senior loan	03/2022	7.2		1,269	1,269
Young Innovations, Inc.(4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3		10,395	10,395
Young Innovations, Inc.(4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3		277	277
Total senior loan investments						$331,346	$321,192

W3 Co.(8)(9)	Oil and Gas	LLC units	N/A	N/A		3	$1,069
Total equity investments							$1,069

Total investments						$331,346	$322,261

(1)	Represents the weighted average annual current interest rate as of June 30, 2017.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)
Represents the fair value in accordance with ASC Topic 820 - Fair Value Measurement, or ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.

(4)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of June 30, 2017, meaning that SLF has ceased recognizing interest income on the loan.

(6)	The negative fair value is the result of the unfunded commitment being valued below par.

(7)	The entire commitment was unfunded as of June 30, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(8)	Equity investment received as a result of the portfolio company's debt restructuring.

(9)	Non-income producing.

SLF Investment Portfolio as of September 30, 2016
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal ($)	Fair Value(2)
						(In thousands)
1A Smart Start LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8%		$2,116	$2,111
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,945	1,938
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		6,805	6,601
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		466	452
Advanced Pain Management Holdings, Inc.(4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A	(5)	—	(35)
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		5,037	5,037
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0		4,818	4,806
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8		3,895	3,895
Arise Virtual Solutions, Inc.(3)	Telecommunications	Senior loan	12/2018	7.8		10,804	10,264
Arise Virtual Solutions, Inc.(3)(4)	Telecommunications	Senior loan	12/2018	N/A	(5)	—	(28)
Atkins Nutritionals, Inc.(3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		5,664	5,664
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,876	1,813
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5		10,667	10,667
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8		4,948	4,938
C.B. Fleet Company, Incorporated	Personal and Non-Durable Consumer Products	Senior loan	12/2021	5.8		7,613	7,613
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5		4,460	4,427
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		8,677	8,677
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		4,373	4,373
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		2,466	2,454
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		1,240	1,234
CPI Buyer, LLC (Cole-Parmer)(3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,805	5,776
Curo Health Services LLC(3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		5,910	5,928
DentMall MSO, LLC(6)	Retail Stores	Senior loan	07/2019	6.0		10,147	6,088
DentMall MSO, LLC(6)	Retail Stores	Senior loan	07/2019	6.0		1,000	598
DISA Holdings Acquisition Subsidiary Corp.	Diversified Conglomerate Service	Senior loan	12/2020	5.5		4,568	4,431
DISA Holdings Acquisition Subsidiary Corp.	Diversified Conglomerate Service	Senior loan	12/2020	5.5		255	224
EAG, INC. (Evans Analytical Group)	Diversified Conglomerate Service	Senior loan	07/2017	5.0		2,113	2,113
Encore GC Acquisition, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2020	6.3		4,773	4,773
Encore GC Acquisition, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2020	7.8		164	164
Express Oil Change, LLC(3)	Retail Stores	Senior loan	12/2017	6.0		4,841	4,841
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	02/2020	7.3		1,976	1,998
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,920	3,799
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3		6,090	6,090
Harvey Tool Company, LLC(3)	Diversified Conglomerate Manufacturing	Senior loan	03/2020	6.0		3,108	3,108
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.3		2,342	2,342
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.0		104	104
Jensen Hughes, Inc.	Diversified Conglomerate Service	Senior loan	12/2021	6.2		65	65
Joerns Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	05/2020	6.0		9,598	9,118
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		6,834	6,834
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		1,061	1,061
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		596	596
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	6.8		3,781	3,781
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3		179	179
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		2,233	2,233
Mediaocean LLC(3)	Diversified Conglomerate Service	Senior loan	08/2022	5.8		3,137	3,137
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		4,288	4,224

SLF Investment Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal ($)	Fair Value(2)
						(In thousands)
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	6.5%		$470	$463
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	7.5		1	1
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.5		1,998	1,958
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.7		180	166
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified Conglomerate Manufacturing	Senior loan	05/2022	6.0		1,640	1,623
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,955	1,163
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		1,419	1,419
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		5,895	5,895
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		1,219	1,219
PowerPlan Holdings, Inc.(3)	Utilities	Senior loan	02/2022	5.8		11,994	11,994
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		13,026	13,026
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		10	10
Premise Health Holding Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		11,891	11,891
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2019	6.8		8,354	8,354
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.8		373	373
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0		5,880	5,821
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		7,072	7,001
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		801	792
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		510	505
Radiology Partners, Inc.(3)(4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(6)
Radiology Partners, Inc.(3)(4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(3)
Reliant Pro ReHab, LLC(3)	Healthcare, Education and Childcare	Senior loan	12/2017	6.0		3,337	3,337
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3		3,732	3,732
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3		172	172
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.8		33	33
Rubio's Restaurants, Inc.(3)	Beverage, Food and Tobacco	Senior loan	11/2018	6.0		5,044	5,044
Rug Doctor LLC	Personal and Non-Durable Consumer Products	Senior loan	06/2018	6.3		7,780	7,780
Saldon Holdings, Inc.	Diversified Conglomerate Service	Senior loan	09/2021	5.5		2,718	2,718
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8		3,722	3,722
SEI, Inc.	Electronics	Senior loan	07/2021	5.8		8,711	8,711
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures and Entertainment	Senior loan	02/2020	5.0		6,342	6,342
Severin Acquisition, LLC(3)	Diversified Conglomerate Service	Senior loan	07/2021	5.9		4,882	4,858
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		951	932
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	74
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC(4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A	(5)	—	(2)
Systems Maintenance Services Holding, Inc.(3)	Electronics	Senior loan	10/2019	5.0		2,396	2,396
Tate's Bake Shop, Inc.(3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0		2,955	2,955
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3		4,582	4,566
Transaction Data Systems, Inc.(3)	Diversified Conglomerate Service	Senior loan	06/2021	6.3		5,260	5,260
Transaction Data Systems, Inc.	Diversified Conglomerate Service	Senior loan	06/2020	5.5		9	8
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8		2,924	2,295
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0		4,869	4,869
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0		100	100
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3		3,804	3,818

SLF Investment Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
					(In thousands)
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2018	6.8%	$122	$118
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8	5,282	5,282
					$331,473	$323,510

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded as of September 30, 2016. As such, no interest is being earned on this investment.

(6)	Loan was on non-accrual status as of September 30, 2016, meaning that SLF has ceased recognizing interest income on the loan.
As of June 30, 2017, we have committed to fund $175.0 million of LLC equity interest subscriptions to SLF. As of June 30, 2017 and September 30, 2016, $113.1 million and $31.3 million, respectively, of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and nine months ended June 30, 2017, we received $0.9 million and $4.1 million, respectively, in dividend income from the SLF LLC equity interests. For the three and nine months ended June 30, 2016, we received $1.1 million and $3.0 million, respectively, in dividend income from the SLF LLC equity interests.

As of September 30, 2016, the amortized cost, net of principal repayments that were subject to recall, and fair value of the subordinated notes held by us was $77.3 million and $77.3 million, respectively. As of September 30, 2016, the subordinated notes paid a weighted average interest rate of three-month LIBOR plus 8.0%. For the nine months ended June 30, 2017, we earned interest income on the subordinated notes of $1.6 million. The subordinated notes held by us were redeemed on December 30, 2016, and therefore no interest income was earned for the three months ended June 30, 2017. For the three and nine months ended June 30, 2016, we earned interest income of $1.8 million and $5.2 million, respectively, on the subordinated notes.

For the three and nine months ended June 30, 2017, we earned an annualized total return on our weighted average capital invested in SLF of 3.4% and 7.0%, respectively. For the three and nine months ended June 30, 2016, we earned an annualized total return on our weighted average capital invested in SLF of 12.6% and 7.8%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF by the combined daily average of our investments in (1) the principal of the SLF subordinated notes, if any, and (2) the NAV of the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of June 30, 2017 and September 30, 2016, and for the three and nine months ended June 30, 2017 and 2016:

	June 30, 2017	September 30, 2016
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments, at fair value	$322,261	$323,510
Cash and other assets	7,068	7,281
Receivable from investments sold	1,883	1,995
Total assets	$331,212	$332,786
Senior credit facility	$204,900	$214,050
Unamortized debt issuance costs	(110)	(949)
Payable for investments purchased	1,317	—
Other liabilities	672	567
Total liabilities	206,779	213,668
Subordinated notes and members’ equity	124,433	119,118
Total liabilities and members' equity	$331,212	$332,786

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Selected Statement of Operations Information:
Interest income	$5,645	$5,695	$16,311	$16,699
Fee income	5	—	5	22
Total investment income	5,650	5,695	16,316	16,721
Interest expense	2,129	4,016	8,148	11,775
Administrative service fee	123	127	354	327
Other expenses	34	35	98	110
Total expenses	2,286	4,178	8,600	12,212
Net investment income	3,364	1,517	7,716	4,509
Net realized gains (losses) on investments	29	—	3	(430)
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	(2,262)	591	(2,891)	(1,505)
Net increase (decrease) in net assets	$1,131	$2,108	$4,828	$2,574

Prior to their termination, SLF elected to fair value the subordinated notes issued to us and RGA under ASC Topic 825 — Financial Instruments, or ASC Topic 825. The subordinated notes were valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For each of the three and nine months ended June 30, 2017, SLF did not recognize unrealized appreciation or depreciation on the subordinated notes. For each of the three and nine months ended June 30, 2016, SLF recognized an amount less than $0.1 million in unrealized appreciation and $1.0 million in unrealized depreciation on the subordinated notes, respectively.

As of June 30, 2017, SLF had no subordinated notes outstanding. As of September 30, 2016, SLF had $88.3 million of aggregate contractual principal amounts of subordinated notes outstanding for which the fair value option was elected with a fair value and carrying value of $88.3 million.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of June 30, 2017 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2010 Debt Securitization	$205.0	$—	$—	$—	$205.0
2014 Debt Securitization	246.0	—	—	—	246.0
SBA debentures	288.0	—	—	100.0	188.0
Credit Facility	144.4	—	—	144.4	—
Adviser Revolver	—	—	—	—	—
Unfunded commitments (1)	70.4	70.4	—	—	—
Total contractual obligations (2)	$953.8	$70.4	$—	$244.4	$639.0

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in SLF, as of June 30, 2017. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of June 30, 2017, subject to the terms of each loan’s respective credit agreement.

(2)	Total contractual obligations exclude $0.4 million of secured borrowings.
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2017 and September 30, 2016, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $70.4 million and $81.4 million, respectively. We have commitments of up to $61.9 million and $66.4 million to SLF as of June 30, 2017 and September 30, 2016, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2017 and 2016. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of June 30, 2017 and September 30, 2016, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Valuation of Secured Borrowings

We have elected the fair value option under ASC Topic 825 relating to accounting for debt obligations at their fair value for our secured borrowings which arise due to partial loan sales that do not meet the criteria for sale treatment under ASC Topic 860. All secured borrowings as of June 30, 2017 and September 30, 2016 were valued using Level 3 inputs under the fair value hierarchy, and our approach to determining fair value of Level 3 secured borrowings is consistent with our approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $3.4 million as of June 30, 2017 and $1.3 million as of September 30, 2016.

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

Income taxes: See “Consolidated Results of Operations - Expenses - Excise Tax Expense.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2017 and September 30, 2016, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.03% and 1.04%, respectively. Prior to their redemption on October 20, 2016, the Class A 2010 Notes issued as part of the 2010 Debt Securitization had floating interest rate provisions based on three-month LIBOR that reset quarterly as do the Class A-Refi 2010 Notes issued in connection with the refinancing of the 2010 Debt Securitization. In addition, the Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization have floating interest rate provisions based on three-month LIBOR that reset quarterly and the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily. As of each of June 30, 2017 and September 30, 2016, the weighted average LIBOR floor on the secured borrowings, which reset quarterly, was 1.00%. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of June 30, 2017 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(3,729)	$(1,490)	$(2,239)
Up 50 basis points	8,145	2,979	5,166
Up 100 basis points	16,292	5,958	10,334
Up 150 basis points	24,437	8,937	15,500
Up 200 basis points	32,584	11,916	20,668

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2017, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations and the Credit Facility, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of June 30, 2017 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings.

Golub Capital BDC, GC Advisors and Golub Capital LLC are not currently subject to any material legal proceedings.

Item 1A: Risk Factors.

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Joinder Supplement, dated as of May 2, 2017, by and among Golub Capital BDC Funding LLC, as the borrower; the lender identified therein, and Wells Fargo Securities, LLC, as the administrative agent.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC, Inc.

Dated: August 7, 2017	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2017	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)