Form 10-K
period 2017-09-30
GOLUB CAPITAL BDC, Inc.
filed 2017-11-20
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
Form 10-K
______________________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
______________________________________________________________________________________________________
Commission file number: 814-00794
GOLUB CAPITAL BDC, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-2326940
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
666 Fifth Avenue, 18th Floor, New York, NY	10103
(Address of Principal Executive Offices)	(Zip Code)
(212) 750-6060
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant on March 31, 2017 based on the closing price on that date of $19.88 on the Nasdaq Global Select Market was approximately $1,135.2 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 59,577,293 shares of the registrant’s common stock outstanding as of November 20, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2017.

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

•
“Credit Facility” refers to the amended and restated senior secured revolving credit facility that Funding originally entered into on July 21, 2011, as most recently amended on September 28, 2017, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender and collateral agent, that currently allows for borrowing up to $225 million and that bears interest at a rate of one-month LIBOR plus 2.25% per annum through the reinvestment period, which ends September 27, 2018, and bears interest at a rate of one-month LIBOR plus 2.75% for the period following the reinvestment period through the stated maturity date of September 28, 2022;

•	“Adviser Revolver” refers to the $20.0 million line of credit with GC Advisors;

•	“SBIC Funds” refers collectively to our consolidated subsidiaries, GC SBIC IV, L.P.,GC SBIC V, L.P. and GC SBIC VI, L.P.;

•
“SLF” refers to Senior Loan Fund LLC, an unconsolidated Delaware LLC, in which we co-invest with RGA Reinsurance Company, or RGA, primarily in senior secured loans. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of SLF must be approved by representatives of each of the members (with unanimous approval required from either (i) one representative of each of us and RGA or (ii) both representatives of each of us and RGA). As of September 30, 2017, we owned 87.5% of the LLC equity interests of SLF. As of September 30, 2017, SLF had LLC equity interest subscriptions from its members totaling $200.0 million of which we have committed to fund $175.0 million;

•	“GC Advisors” refers to GC Advisors LLC, a Delaware LLC, our investment adviser;

•	“Administrator” refers to Golub Capital LLC, a Delaware LLC, an affiliate of GC Advisors and our administrator; and

•
“Golub Capital” refers, collectively, to the activities and operations of Golub Capital LLC (formerly Golub Capital Management LLC), which entity employs all of Golub Capital’s investment professionals, GC Advisors and associated investment funds and their respective affiliates.

Item 1. Business
GENERAL
We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We were formed in November 2009 to continue and expand the business of our predecessor, Golub Capital Master Funding LLC, which commenced operations in July 2007. We make investments primarily in senior secured and one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans) loans of middle-market companies that are, in most cases, sponsored by private equity firms. GC Advisors structures our one stop loans as senior secured loans, and we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of the portfolio company. In many cases, we together with our affiliates are the sole lenders of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
In this annual report on Form 10-K, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than $100.0 million annually.
Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $20.0 billion in capital under management as of September 30, 2017, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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
Information Available
Our address is 666 Fifth Avenue, 18th Floor, New York, NY 10103. Our phone number is (212) 750-6060, and our internet address is www.golubcapitalbdc.com. We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.
The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549-0102. You may also read and copy such reports, proxy and information statements at the SEC’s Public Reference Room. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-202-551-8090.

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
About Golub Capital
Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of September 30, 2017, Golub Capital had over $20.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 230 middle-market sponsors and repeat transactions with over 150 sponsors.
Golub Capital’s middle-market lending group is managed by a four-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman and Gregory W. Cashman. As of September 30, 2017, Golub Capital’s more than 100 investment professionals had an average of over 12 years of investment experience and were supported by more than 200 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

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
We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We may also make opportunistic loans to independently owned and publicly held middle-market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

•	annual EBITDA of less than $100.0 million;

•	sustainable leading positions in their respective markets;

•	scalable revenues and operating cash flow;

•	experienced management teams with successful track records;

•	stable, predictable cash flows with low technology and market risks;

•	a substantial equity cushion in the form of capital ranking junior to our investment;

•	low capital expenditures requirements;

•	a North American base of operations;

•	strong customer relationships;

•	products, services or distribution channels having distinctive competitive advantages;

•	defensible niche strategy or other barriers to entry; and

•	demonstrated growth strategies.
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
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$91,525	5.5%	$93,768	5.7%
4	1,378,316	81.8	1,380,274	83.1
3	212,629	12.6	176,464	10.6
2	249	0.0 *	9,950	0.6
1	2,296	0.1	156	0.0*
Total	$1,685,015	100.0%	$1,660,612	100.0%

*	Represents an amount less than 0.1%.
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
Subordinated Loans.  We structure these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current interest income. Subordinated loans rank senior only to a borrower’s equity securities and rank junior to all of such borrower’s other indebtedness in priority of payment. These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind, or PIK, interest) in the early years. Subordinated loan investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. In addition, the PIK feature of many subordinated loans, which effectively operates as negative amortization of loan principal, increases credit risk exposure over the life of the loan.
Warrants and Minority Equity Securities.  In some cases, we may purchase minority equity interests or receive nominally priced warrants or options to buy a minority equity interest in the portfolio company in connection with a loan, which can allow us to achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events.
Senior Loan Fund.  We have invested in SLF, which as of September 30, 2017, consisted of a portfolio of loans to different borrowers in industries similar to the companies in our portfolio. SLF invests primarily in senior secured loans of middle market companies, which debt securities are expected to be secured by a first lien on some or all of the issuer’s assets, including traditional senior debt and any related revolving or similar credit facility, in generally the same manner as our senior secured and one stop loans. SLF may also invest in more liquid senior secured loans.

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
Investments
We seek to create a portfolio that includes primarily senior secured and one stop loans by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2017, as well as the top ten industries in which we were invested as of September 30, 2017, in each case excluding SLF, calculated as a percentage of our total investments as of such date.

Portfolio Company	Investments at Fair Value (In thousands)	Percentage of Total Investments
Chase Industries, Inc.	$38,597	2.3%
MRI Software LLC	37,585	2.2
Massage Envy, LLC	36,563	2.2
DCA Investment Holding, LLC	36,313	2.2
Vetcor Professional Practices LLC	35,276	2.1
Integration Appliance, Inc.	33,560	2.0
Brooks Equipment Company, LLC	29,638	1.7
Captive Resources Midco, LLC	24,599	1.5
PT Intermediate Holdings III, LLC	24,405	1.4
Radiology Partners, Inc.	24,071	1.4
	$320,607	19.0%

Industry	Investments at Fair Value (In thousands)	Percentage of Total Investments
Healthcare, Education and Childcare	$335,880	19.9%
Diversified/Conglomerate Service	293,632	17.4
Retail Stores	144,336	8.6
Beverage, Food and Tobacco	107,582	6.4
Diversified/Conglomerate Manufacturing	98,664	5.9
Electronics	85,381	5.1
Leisure, Amusement, Motion Pictures, Entertainment	76,954	4.5
Personal, Food and Miscellaneous Services	72,517	4.3
Personal and Non Durable Consumer Products (Mfg. Only)	70,192	4.2
Buildings and Real Estate	67,376	4.0
	$1,352,514	80.3%
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

MANAGEMENT AGREEMENTS
GC Advisors is located at 666 Fifth Avenue, 18th Floor, New York, NY 10103. GC Advisors is registered as an investment adviser under the Advisers Act. All of the beneficial interests in GC Advisors are owned, indirectly, by two affiliated trusts. The trustees of those trusts are David B. Golub and David L. Finegold. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, GC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, GC Advisors:

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

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for each of the years ended September 30, 2017, 2016 and 2015 was $0.4 million, $0 and $0. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Since inception through September 30, 2017, we have not made any Capital Gain Incentive Fee payments. For the years ended September 30, 2017, 2016 and 2015, we accrued a capital gain incentive fee under GAAP of $2.8 million, $1.2 million, and $2.7 million, respectively.
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
Board Approval of the Investment Advisory Agreement
At a meeting of our board of directors held in May 2017, our board of directors voted unanimously to reapprove the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•	the nature, extent and quality of services provided to us by GC Advisors;

•	the relative investment performance of us since April 1, 2016 and since our inception;

•	the fees paid by other comparable business development companies; and

•	various other matters.
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
Administration Agreement
Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2017, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
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
Proxy Voting Records
You may obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2017 by making a written request for proxy voting information to: Golub Capital BDC, Inc., Attention: Investor Relations, 666 Fifth Avenue, 18th Floor, New York, NY 10103, or by calling Golub Capital BDC, Inc. collect at (212) 750-6060.
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
On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by the GC Advisors and its affiliates may afford us additional investment opportunities and the ability to achieve greater diversification. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.
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
Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350.0 million and the maximum amount that may be issued by a single SBIC licensee is $150.0 million. As of September 30, 2017, GC SBIC IV, L.P., or SBIC IV, GC SBIC V, L.P., or SBIC V, and GC SBIC VI, L.P., or SBIC VI, had $125.0 million, $133.0 million, and $9.0 million of outstanding SBA guaranteed debentures, respectively.
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
Election to Be Taxed as a RIC
As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute as dividends for U.S. federal income tax purposes to our stockholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends for U.S. federal income tax purposes of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we did not incur any liability to pay federal income tax, or the Excise Tax Avoidance Requirement.
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
Any underwriting fees paid by us are not deductible in computing our investment company taxable income. We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.
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
Some of the income and fees that we may recognize will not satisfy the 90% Income Test. In order to manage the risk that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be subject to U.S. corporate income tax as well as state and local tax on their earnings, which ultimately will reduce our return on such income and fees.
Failure to Qualify as a RIC
If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we generally would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to failures to comply with the 90% Income Test and the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.
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
Since the economic downturn that began in mid-2007, interest rates have remained low. Because longer-term inflationary pressure is likely to result from the U.S. government’s fiscal policies and challenges during this time, we will likely experience rising interest rates, rather than falling rates, at some point in the future and have begun to see increases to LIBOR.
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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Because the statements made by the head of the United Kingdom Financial Conduct Authority are recent in nature, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.
Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.
The U.S. and global capital markets have in the past and may in the future experience periods of extreme volatility and disruption during economic downturns and recessions. Increases to budget deficits or direct and contingent sovereign debt, may create concerns about the ability of certain nations to service their sovereign debt obligations, and risks resulting from any such debt crisis in Europe, the United States or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, and the implications of the United Kingdom’s pending withdrawal from the European Union are unclear at present. Market and economic disruptions, which may be caused by political trends and government actions in the United States or elsewhere, have in the past and may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies and the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, such disruptions have resulted in, and may in the future result, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time again and may materially worsen in the future, including as a result of U.S. government shutdowns or further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are dependent upon GC Advisors for our success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.
We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors’ investment committee, which consists of two members of our board of directors and two additional employees of Golub Capital LLC, provides oversight over our investment activities. We also cannot assure you that we will replicate the historical results achieved for other Golub Capital funds by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that GC Advisors will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of GC Advisors will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Golub Capital LLC and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of GC Advisors’ investment committee or of other senior investment professionals of GC Advisors and its affiliates would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Conflicts related to obligations GC Advisors’ investment committee, GC Advisors or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.
The members of GC Advisors’ investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, our officers and directors also serve as officers and directors of Golub Capital Investment Corporation, or GCIC, and Golub Capital BDC 3, Inc., or GBDC 3, each a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. Similarly, GC Advisors or its affiliates currently manage and may have other clients with similar or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Lawrence E. Golub and David B. Golub have management responsibilities for other accounts managed or sponsored by GC Advisors or its affiliates, including GCIC and GBDC 3. Our investment objective may overlap with the investment objectives of such affiliated accounts. For example, GC Advisors currently manages GCIC, GBDC 3 and several private funds, some of which may seek additional capital from time to time, that are pursuing an investment strategy similar to ours, and we may compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors. Certain of these accounts may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.
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
The part of the management and incentive fees payable to GC Advisors that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, zero coupon securities, and other deferred interest instruments and may create an incentive for GC Advisors to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. This fee structure may be considered to give rise to a conflict of interest for GC Advisors to the extent that it may encourage GC Advisors to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. GC Advisors may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because GC Advisors is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.
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
The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to GC Advisors, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. For example, certain accounts managed by GC Advisors have lower management, incentive or other fees than those charged under the Investment Advisory Agreement and/or a reduced ability to recover expenses and overhead than may be recovered by the Administrator under the Administration Agreement. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements and the Adviser Revolver because of our desire to maintain our ongoing relationship with GC Advisors, the Administrator and their respective affiliates. Any such decision, however, would breach our fiduciary obligations to our stockholders.
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
On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.

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
In order to be subject to tax as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “Business — Taxation as a RIC.”
We may need to raise additional capital to grow because we must distribute most of our income.
We may need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute each taxable year an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes, to our stockholders to maintain our our ability to be subject to tax as a RIC. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC) less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2017, we had $781.1 million of outstanding borrowings, including $205.0 million outstanding under the 2010 Debt Securitization and $246.0 million outstanding under the 2014 Debt Securitization.
In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred stock, which is another form of leverage, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in the best interest of our common stockholders. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive distributions would be senior to those of holders of shares of our common stock. We do not, however, anticipate issuing preferred stock in the next 12 months.
We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and holders of our common stock might experience dilution.
We intend to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will depend on GC Advisors’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. For example, due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, as a business development company we are currently unable to enter into any securitization transactions. We cannot assure you that the SEC or any other regulatory authority will modify such regulations or provide administrative guidance that would permit us to enter into securitizations on a timely basis or at all. We may issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.
On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage.

The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2017, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-21.08%	-11.92%	-2.77%	6.39%	15.55%

(1)
Assumes $1,754.2 million in total assets, $781.1 million in debt and secured borrowings outstanding and $957.9 million in net assets as of September 30, 2017 and an effective annual interest rate of 3.39% as of September 30, 2017.

Based on our outstanding indebtedness of $781.1 million as of September 30, 2017 and the effective annual interest rate of 3.39% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.50% to cover annual interest payments on the outstanding debt.
We are subject to risks associated with the 2010 Debt Securitization and the 2014 Debt Securitization.
Under the terms of the master loan sale agreement governing the 2010 Debt Securitization, (1) we sold and/or contributed to Holdings all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such master loan sale agreement and (2) Holdings, in turn, sold and/or contributed to the 2010 Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and other consideration set forth in such master loan sale agreement. Following these transfers, the 2010 Issuer, and not Holdings or us, held all of the ownership interest in such portfolio loans and participations. As a result of the 2010 Debt Securitization and the amendment that occurred on October 20, 2016, we held indirectly through Holdings, as of September 30, 2017, the Class B-Refi 2010 Notes, the Subordinated 2010 Notes as well as membership interests, which comprise 100% of the equity interests in the 2010 Issuer. Under the terms of the loan sale agreement governing the 2014 Debt Securitization, we sold and/or contributed to the 2014 Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such loan sale agreement. Following this transfer, the 2014 Issuer held all of the ownership interest in such portfolio loans and participations. As a result of the 2014 Debt Securitization and as of September 30, 2017, we held the Class C 2014 Notes as well as all of the membership interests of the 2014 Issuer. As a result, we consolidate the financial statements of Holdings, the 2010 Issuer and the 2014 Issuer, as well as our other subsidiaries, in our consolidated financial statements.
We are subject to certain risks as a result of our indirect interests in the junior notes and membership interests of the 2010 Issuer and our direct interests in the junior notes and membership interests of the 2014 Issuer.
Under the terms of the master loan sale agreement governing the 2010 Debt Securitization, (1) we sold and/or contributed to Holdings all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such master loan sale agreement and (2) Holdings, in turn, sold and/or contributed to the 2010 Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and other consideration set forth in such master loan sale agreement. Following these transfers, the 2010 Issuer, and not Holdings or us, held all of the ownership interest in such portfolio loans and participations. As a result of the 2010 Debt Securitization, we held indirectly through Holdings, as of September 30, 2017, the Subordinated 2010 Notes as well as membership interests, which comprise 100% of the equity interests, in the 2010 Issuer and, following the October 20, 2016 refinancing of the Class B 2010 Notes, the Class B-Refi 2010 Notes. Under the terms of the loan sale agreement governing the 2014 Debt Securitization, we sold and/or contributed to the 2014 Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such loan sale agreement. Following this transfer, the 2014 Issuer held all of the ownership interest in such portfolio loans and participations. As a result of the 2014 Debt Securitization and as of September 30, 2017, we held the Class C 2014 Notes as well as all of the membership interests of the 2014 Issuer. As a result, we consolidate the financial statements of Holdings, the 2010 Issuer and the 2014 Issuer, as well as our other subsidiaries, in our consolidated financial statements.

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
The 2014 Issuer is the residual claimant on funds, if any, remaining after holders of all classes of 2014 Notes have been paid in full on each payment date or upon maturity of such notes under the 2014 Debt Securitization documents. The membership interests in the 2014 Issuer represent all of the equity interest in the 2014 Issuer, and, as the holder of the membership interests, we may receive distributions, if any, only to the extent that the 2014 Issuer makes distributions out of funds remaining after holders of all classes of 2014 Notes have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of such 2014 Notes. In the event that we fail to receive cash indirectly from the 2010 Issuer or directly from the 2014 Issuer, we could be unable to make such distributions in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all.
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
For as long as the Class A-Refi 2010 Notes remain outstanding, holders of the Class A-Refi 2010 Notes comprise the Controlling Class under the 2010 Debt Securitization. If the Class A-Refi 2010 Notes are paid in full, the Class B-Refi 2010 Notes would comprise the Controlling Class under the 2010 Debt Securitization; however, there is no assurance that Holdings will continue to hold the Class B-Refi 2010 Notes, which may be transferred to a third party. For as long as the Class A 2014 Notes remain outstanding, holders of the Class A 2014 Notes comprise the Controlling Class under the 2014 Debt Securitization. If the Class A 2014 Notes are paid in full, the Class B 2014 Notes would comprise the Controlling Class under the 2014 Debt Securitization. Holders of the Controlling Class under the 2010 Debt Securitization and 2014 Debt Securitization have the right to act in certain circumstances with respect to the portfolio loans in ways that may benefit their interests but not the interests of holders of more junior classes of notes and membership interests, including by exercising remedies under the indenture in the 2010 Debt Securitization and the 2014 Debt Securitization, as applicable.
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
Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would include the Class B-Refi and Subordinated 2010 Notes to the extent the Class A-Refi 2010 Notes constitute the Controlling Class or the Subordinated 2010 Notes to the extent the Class B-Refi 2010 Notes constitute the Controlling Class and the Class C 2014 Notes to the extent the Class A 2014 Notes or Class B 2014 Notes constitute the Controlling Class,), and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of Holdings or us or that Holdings or we will receive any payments or distributions upon an acceleration of the notes. In a liquidation under the 2010 Debt Securitization, the Subordinated 2010 Notes will be deemed to be paid in full once the Class A-Refi 2010 Notes and Class B-Refi 2010 Notes are paid in full. In addition, under the 2010 Debt Securitization, after the Class A-Refi 2010 Notes are paid in full, Holdings will be the only remaining noteholder and may amend the indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. In a liquidation under the 2014 Debt Securitization, the Class C 2014 Notes will be subordinated to payment of the Class A 2014 Notes and Class B 2014 Notes and may not be paid in full to the extent funds remaining after payment of the Class A 2014 Notes and Class B 2014 Notes are insufficient. In addition, under the 2014 Debt Securitization, after the Class A 2014 Notes and Class B 2014 Notes are paid in full, the holder of the Class C 2014 Notes will be the only remaining noteholder and may amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. Any failure of the 2010 Issuer or the 2014 Issuer to make distributions on the notes we indirectly or directly hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to maintain our ability to be subject to tax as a RIC, or at all.
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
We receive cash from Funding only to the extent that we receive distributions on our equity interests in Funding. Funding may make distributions on its equity interests only to the extent permitted by the payment priority provisions of the Credit Facility. The Credit Facility generally provides that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if Funding does not meet the asset coverage tests or the interest coverage test set forth in the Credit Facility documents a default would occur. In the event of a default under the Credit Facility documents, cash would be diverted from us to pay the lender and other secured parties in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash from Funding, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.
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
We own 100% of the equity interests in SBIC IV, SBIC V and SBIC VI. We consolidate the financial statements of the SBIC Funds in our consolidated financial statements. Our interests in the SBIC Funds are subordinated in priority of payment to the SBA-guaranteed debentures issued by the respective SBIC Fund. We receive cash from SBIC IV, SBIC V and SBIC VI only to the extent that we receive distributions on our equity interests in each such SBIC Fund. Our SBIC Funds may be limited by SBA regulations governing SBICs from making certain distributions to us unless we request a waiver of the SBA restrictions. We cannot assure you that the SBA would grant any such waiver. In the event that we fail to receive cash from our SBIC Funds, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.
Our SBIC Funds are licensed by the SBA and are subject to SBA regulations which limit the scope of investments available to the SBIC Funds.
Our wholly-owned subsidiaries, SBIC IV, SBIC V and SBIC VI, received licenses to operate as SBICs under the Small Business Act of 1958, as amended, or the 1958 Act, and are regulated by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and regulates the types of financings and prohibits investing in certain industries. Compliance with SBIC requirements may cause our SBIC Funds to invest at less competitive rates in order to qualify investments under the SBA regulations.
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
Failure to qualify as a business development company would decrease our operating flexibility
If we do not maintain our status as a business development company, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.
The majority of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.
The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
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
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. In particular Dodd-Frank impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several years. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Trump and certain members of Congress have indicated that they will seek to amend or repeal portions of Dodd-Frank and to overhaul the Code, among other federal laws, which may create regulatory uncertainty in the near term. While the impact of Dodd-Frank and any federal tax reform legislation on us and our portfolio companies may not be known for an extended period of time, Dodd-Frank and any tax reform ultimately enacted as law, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
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
In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect or will take effect in both the U.S. and in Europe may adversely affect certain amendments to or new issuances by the 2010 Debt Securitization or the 2014 Debt Securitization and may adversely affect or prevent us from entering into any future securitization transaction. Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank that became effective on December 24, 2016, as a business development company we are currently unable to complete any future securitization transactions or amend our existing debt securitizations. The impact of these risk retention rules on the loan securitization market are uncertain, and such rules may cause an increase in our cost of funds under or may prevent us from completing any future securitization transactions or certain amendments to or new issuances by our existing debt securitizations. U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, or the U.S. Risk Retention Rules, require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as collateralized loan obligations, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. We currently use the 2010 Debt Securitization and 2014 Debt Securitization as a source of long-term balance sheet financing for portfolios of middle-market loans. Generally, the financing costs associated with debt securitizations of this type are significantly more favorable than the financing costs we would incur in connection with a traditional senior secured credit facility. However, we cannot assure you that the SEC or any other regulatory authority will modify such regulations or provide administrative guidance that would permit us to enter into securitizations, whether on a timely basis or at all. Given the more attractive financing costs associated with these types of debt securitization as opposed to other types of financing available (such as traditional senior secured facilities), this may, in turn, increase our financing costs. Any associated increase in financing costs would ultimately be borne by our common stockholders.
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
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation classifying our board of directors in three classes serving staggered three-year terms, and provisions of our certificate of incorporation authorizing our board of directors to classify or reclassify shares of our preferred stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our certificate of incorporation, without stockholder approval, in certain instances. These provisions, as well as other provisions of our certificate of incorporation and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our securityholders.

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
Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. For example, although we classify the industries of our portfolio companies by end-market (such as healthcare or business services) and not by the products or services (such as software) directed to those end-markets, many of our portfolio companies principally provide software products or services, which exposes us to downturns in that sector. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
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
We have invested a portion of our capital in second lien and subordinated loans issued by our portfolio companies and intend to continue to do so in the future. Our portfolio companies may have, or be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. Such subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event of and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us where we are junior creditor. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

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
As of September 30, 2017, we were invested in three securities of non-U.S. companies. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we may invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.
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
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

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
Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them.
In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock. We currently do not intend to pay dividends in shares of our common stock.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Properties
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 666 Fifth Avenue, 18th Floor, New York, NY 10103 and are provided by Golub Capital LLC pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business.
Item 3. Legal Proceedings
We, GC Advisors and Golub Capital LLC may, from time to time, be involved in legal and regulatory proceedings arising out of their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and Golub Capital LLC do not believe it is currently subject to any material legal proceedings.
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

Period	NAV(1)	Closing Sales Price		Premium of High Sales Price to NAV(2)	Premium (Discount) of Low Sales Price to NAV(2)	Distributions Declared
		High	Low
Fiscal year ended September 30, 2017
Fourth quarter	$16.08	$19.71	$18.24	22.6%	13.4%	$0.32
Third quarter	16.01	20.44	19.10	27.7	19.3	0.32
Second Quarter	15.88	19.88	18.38	25.2	15.7	0.32
First Quarter (3)	15.74	18.76	17.55	19.2	11.5	0.57	(3)
Fiscal year ended September 30, 2016
Fourth quarter	$15.96	$19.75	$18.18	23.7%	13.9%	$0.32
Third quarter	15.88	18.08	16.84	13.9	6.0	0.32
Second Quarter	15.85	17.38	15.23	9.7	(3.9)	0.32
First Quarter	15.89	17.47	16.12	9.9	1.4	0.32

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of the each period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter-end NAV.

(3)	Includes a special distribution of $0.25 per share.
The last reported price for our common stock on November 17, 2017 was $19.00 per share. As of November 17, 2017, we had 329 stockholders of record.
Distributions
Our distributions, if any, are determined by the board of directors. We elected to be treated as a RIC under Subchapter M of the Code. In order to be subject to tax as a RIC, we must distribute to our stockholders dividends for U.S. federal income tax purposes each tax year of an amount at least equal to 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid. In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount.

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock.

Record Dates	Payment Date	Distributions Declared
Fiscal year ended September 30, 2017
September 6, 2017	September 29, 2017	$0.32
June 6, 2017	June 29, 2017	0.32
March 7, 2017	March 30, 2017	0.32
December 12, 2016	December 29, 2016	0.57	(1)
Total		$1.53

Fiscal year ended September 30, 2016
September 5, 2016	September 29, 2016	$0.32
June 6, 2016	June 29, 2016	0.32
March 7, 2016	March 30, 2016	0.32
December 11, 2015	December 29, 2015	0.32
Total		$1.28
(1) Includes a special distribution of $0.25 per share.
On November 17, 2017, our board of directors declared a quarterly distribution of $0.32 per share and a special distribution of $0.08 per share both of which are payable on December 28, 2017 to holders of record as of December 12, 2017.
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

Stock Performance Graph
This graph compares the stockholder return on our common stock from September 30, 2012 to September 30, 2017 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on September 30, 2012, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Consolidated Financial Data
The following selected consolidated financial data of Golub Capital BDC as of and for the years ended September 30, 2017 and 2016 is derived from the consolidated financial statements that have been audited by Ernst & Young LLP, independent registered public accounting firm. The following selected consolidated financial data of Golub Capital BDC as of and for the years ended September 30, 2015, 2014 and 2013 is derived from the consolidated financial statements that have been audited by RSM US LLP (formerly McGladrey LLP through October 25, 2015), independent registered public accounting firm. The financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Golub Capital BDC
	As of and for the years ended September 30,
	2017		2016		2015	2014	2013
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$137,764		$127,871		$119,968	$109,526	$83,774
Base management fee	23,815		22,020		20,330	17,053	11,749
Incentive fee	7,560		7,266		10,226	10,128	9,844
Interest and other debt financing expenses	31,534		27,724		24,510	20,227	12,427
All other expenses	5,309		5,881		5,905	5,583	5,359
Net investment income	69,546	(1)	64,980	(1)	58,997	56,535	44,395
Net realized gain (loss) on investments and derivative instruments	9,402		6,254		9,354	5,384	(1,363)
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and secured borrowings	3,340		(2,030)		2,440	3,469	3,488
Net increase/(decrease) in net assets resulting from operations	82,288		69,204		70,791	65,388	46,520
Per share data:
Net asset value	$16.08		$15.96		$15.80	$15.55	$15.21
Net investment income	1.23	(1)	1.25	(1)	1.20	1.26	1.29
Net realized gain (loss) on investments and derivative instruments	0.16		0.12		0.19	0.11	(0.04)
Net change in unrealized appreciation (depreciation) on investments, derivative instruments and secured borrowings	0.06		(0.04)		0.05	0.07	0.10
Net increase in net assets resulting from operations	1.45		1.33		1.44	1.44	1.35
Per share distributions declared	1.53		1.28		1.28	1.28	1.28
From net investment income	1.51		1.04		1.18	1.28	1.15
From capital gains	0.02		0.24		0.10	—	—
From return of capital	—		—		—	—	0.13
Dollar amount of distributions declared	86,443		66,879		62,969	57,823	45,394
From net investment income	85,304		54,461		58,152	57,823	40,605
From capital gains	1,139		12,418		4,817	—	—
From return of capital	—		—		—	—	4,789

	Golub Capital BDC
	As of and for the years ended September 30,
	2017	2016	2015		2014		2013
	(In thousands, except per share data)
Balance Sheet data at period end:
Investments, at fair value	$1,685,015	$1,660,612	$1,529,784		$1,347,612		$1,024,645
Cash, cash equivalents and restricted cash and cash equivalents	62,558	89,540	97,484		79,943		54,717
Other assets	6,603	6,357	6,158	(2)	6,318	(2)	4,552	(2)
Total assets	1,754,176	1,756,509	1,633,426	(2)	1,433,873	(2)	1,083,914	(2)
Total debt	781,100	865,175	813,605		697,539		420,909
Total liabilities	796,230	877,684	822,556	(2)	701,134	(2)	425,678	(2)
Total net assets	957,946	878,825	810,870		732,739		658,236
Other data:
Weighted average yield on income producing investments at fair value(3)	7.8%	7.6%	7.8%		8.3%		9.1%
Number of portfolio companies at period end	185	183	164		145		135

(1)	Net investment income for the years ended September 30, 2017 and 2016 is shown after a net expense of $17,000 and $333,000, respectively, for U.S. federal excise tax.

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
Forward-Looking Statements
Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make and the competition for those investments;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with GC Advisors and other affiliates of Golub Capital;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	general economic and political trends and other external factors;

•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a business development company;

•	general price and volume fluctuations in the stock markets;

•	the impact on our business of Dodd-Frank and the rules and regulations issued thereunder and any actions toward repeal thereof; and

•	the effect of changes to tax legislation and our tax position.
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
Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $20.0 billion in capital under management as of September 30, 2017, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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

As of September 30, 2017 and September 30, 2016, our portfolio at fair value was comprised of the following:

	As of September 30, 2017		As of September 30, 2016
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$195,029	11.6%	$162,849	9.8%
One stop	1,334,084	79.2	1,304,467	78.5
Second lien	9,434	0.6	27,909	1.7
Subordinated debt	59	0.0 *	1,427	0.1
Subordinated notes in SLF(1)(2)	—	—	77,301	4.7
LLC equity interests in SLF(1)(2)	95,015	5.6	26,927	1.6
Equity	51,394	3.0	59,732	3.6
Total	$1,685,015	100.0%	$1,660,612	100.0%

* Represents an amount less than 0.1%.

(1)
On December 30, 2016, SLF issued a capital call in an aggregate amount of $89.9 million the proceeds of which were used to redeem in full the outstanding balance on the subordinated notes previously issued by SLF and terminate all remaining subordinated note commitments.

(2)	Proceeds from the subordinated notes and LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2017 and 2016, one stop loans included $138.6 million and $128.4 million, respectively, of late stage lending loans at fair value.
As of September 30, 2017, 2016 and 2015, we had debt and equity investments in 185, 183 and 164 portfolio companies, respectively, and an investment in SLF.
The weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, for the years ended September 30, 2017, 2016 and 2015 was as follows:

	For the years ended September 30,
	2017	2016	2015
Weighted average income yield(1)(3)	7.8%	7.6%	7.8%
Weighted average investment income yield(2)(3)	8.4%	8.2%	8.4%

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
We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
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
Collateral management fees are paid directly by the 2010 Issuer and the 2014 Issuer to GC Advisors and offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2010 Issuer and 2014 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring and subsequent amendments of the 2010 Debt Securitization and the initial structuring of the 2014 Debt Securitization, or, together with the 2010 Debt Securitization, the Debt Securitizations. The 2010 Issuer and 2014 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2010 Debt Securitization and the 2014 Debt Securitization, or, collectively, the Debt Securitizations, as applicable.
We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.
Recent Developments
On November 17, 2017, our board of directors declared a quarterly distribution of $0.32 per share and a special distribution of $0.08 per share both of which are payable on December 28, 2017 to holders of record as of December 12, 2017.
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
Consolidated Results of Operations
Consolidated operating results for the years ended September 30, 2017, 2016 and 2015 are as follows:

	For the years ended September 30,			Variances
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In thousands)
Interest income	$119,312	$106,184	$103,404	$13,128	$2,780
Income from accretion of discounts and origination fees	9,498	8,662	9,002	836	(340)
Interest and dividend income from investments in SLF(1)	6,568	11,038	5,085	(4,470)	5,953
Dividend income	629	539	212	90	327
Fee income	1,757	1,448	2,265	309	(817)
Total investment income	137,764	127,871	119,968	9,893	7,903
Total expenses	68,201	62,558	60,971	5,643	1,587
Net investment income - before excise tax	69,563	65,313	58,997	4,250	6,316
Excise tax	17	333	—	(316)	333
Net investment income - after excise tax	69,546	64,980	58,997	4,566	5,983
Net realized gain (loss) on investments	9,402	6,254	9,354	3,148	(3,100)
Net change in unrealized appreciation (depreciation) on investments, and secured borrowings	3,340	(2,030)	2,440	5,370	(4,470)
Net increase in net assets resulting from operations	$82,288	$69,204	$70,791	$13,084	$(1,587)
Average earning debt investments, at fair value (2)	$1,554,527	$1,417,547	$1,359,506	$136,980	$58,041
Average investments in subordinated notes of SLF, at fair value	19,267	82,703	45,050	(63,436)	37,653
Average earning portfolio company investments, at fair value (2)	$1,573,794	$1,500,250	$1,404,556	$73,544	$95,694

(1)
For the year ended September 30, 2017, the investments in SLF include our investments in both subordinated notes (prior to their redemption by SLF on December 30, 2016) and LLC equity interests in SLF. The investments in SLF include our investments in both subordinated notes and LLC equity interests in SLF for the years ended September 30, 2016 and 2015.

(2)	Does not include our investment in LLC equity interests in SLF.

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net income may not be meaningful.
Investment Income
Investment income increased from the year ended September 30, 2016 to the year ended September 30, 2017 by $9.9 million primarily as a result of an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $73.5 million. These increases were partially offset by a decline in income from our investments in SLF of $4.5 million that was attributable to a decline in the credit performance of SLF's portfolio. Investment income increased from the year ended September 30, 2015 to the year ended September 30, 2016 by $7.9 million primarily as a result of an increase in the average earning debt investment balance, which is the average balance of accruing loans in our investment portfolio, excluding our investment in the subordinated notes of SLF, of $58.0 million and an increase in income from our investments in SLF of $6.0 million. This increase was partially offset by a decline in fee income of $0.8 million that was primarily driven by a decrease in prepayment fees.
The income yield by debt security type for the years ended September 30, 2017, 2016 and 2015 was as follows:

	For the years ended September 30,
	2017	2016	2015
Senior secured	6.4%	6.3%	6.5%
One stop	7.9%	7.7%	7.9%
Second lien	10.3%	9.9%	9.5%
Subordinated debt	8.8%	5.2%	8.1%
Subordinated notes in SLF(1)	8.5%	8.4%	8.3%

(1)	SLF’s proceeds from the subordinated notes were utilized by SLF to invest in senior secured loans. SLF redeemed the outstanding balance on the subordinated notes on December 30, 2016.
Income yields on senior secured and one stop loans remained relatively stable for the year ended September 30, 2017 compared to the year ended September 30, 2016. Due to the limited number of second lien and subordinated debt investments in our portfolio, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment. The increase in the income yield on subordinated debt investments was driven by the payoff on the lower yielding subordinated debt investments. As of September 30, 2017, we have one second lien investment and one subordinated debt investment as shown in the Consolidated Schedule of Investments.
For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources — Portfolio Composition, Investment Activity and Yield” section below.

Expenses
The following table summarizes our expenses for the years ended September 30, 2017, 2016 and 2015:

	For the years ended September 30,			Variances
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In thousands)
Interest and other debt financing expenses	$28,245	$23,540	$20,004	$4,705	$3,536
Amortization of debt issuance costs	3,289	4,184	4,506	(895)	(322)
Base management fee	23,815	22,020	20,330	1,795	1,690
Income incentive fee	4,741	6,022	7,489	(1,281)	(1,467)
Capital gain incentive fee accrued under GAAP	2,819	1,244	2,737	1,575	(1,493)
Professional fees	2,396	2,814	2,942	(418)	(128)
Administrative service fee	2,340	2,209	2,372	131	(163)
General and administrative expenses	556	525	591	31	(66)
Total expenses	$68,201	$62,558	$60,971	$5,643	$1,587
Average debt outstanding (1)	$872,980	$826,366	$752,567	$46,614	$73,799

(1)
As of September 30, 2017 there were no secured borrowings outstanding. For the years ended September 30, 2016 and 2015, we have excluded $0.5 million and $0.4 million, respectively, of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meet the definition of a “participating interest”, as defined in the guidance to Accounting Standards Codification, or ASC, Topic 860 — Transfers and Servicing, or ASC Topic 860.

Interest Expense
Interest and other debt financing expenses increased from the year ended September 30, 2016 to the year ended September 30, 2017 primarily due to an increase in the weighted average of outstanding borrowings from $826.4 million for the year ended September 30, 2016 to $873.0 million for the year ended September 30, 2017 and an increase in the effective annual interest rate. The effective annual average interest rate on our outstanding debt increased to 3.6% for the year ended September 30, 2017 from 3.4% for the year ended September 30, 2016 primarily due to an increase in LIBOR.
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
Amortization of debt issuance costs declined by $0.9 million from the year ended September 30, 2016 to the year ended September 30, 2017 as initial debt issuance costs associated with $125.0 million of SBIC IV debentures that fully amortized. Amortization of debt issuance costs declined modestly from the year ended September 30, 2015 to the year ended September 30, 2016 as initial debt issuance cost associated with 2010 Issuer fully amortized.
Management Fee
The base management fee increased as a result of a sequential increase in average adjusted gross assets from 2015 to 2017.
Incentive Fee
The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the Income Incentive Fee and (2) the Capital Gain Incentive Fee. The Income Incentive Fee decreased by $1.3 million from the year ended September 30, 2016 to the year ended September 30, 2017. The Income Incentive Fee decreased by $1.5 million from the year ended September 30, 2015 to the year ended September 30, 2016 as the interest rate compression on new investments and the decline of second lien and subordinated debt investments in our portfolio caused a decline in our Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets. For the year ended September 30, 2017, while still not fully through the catch-up provision of the Income Incentive Fee calculation in any quarter, the Income Incentive Fee expense as a percentage of Pre-Incentive Fee Net Investment Income was 6.1% compared to 8.3% for the year ended September 30, 2016 and 10.8% for the year ended September 30, 2015.
The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement for each of the years ended September 30, 2017, 2016 and 2015 was $0.4 million, 0 and $0. However, in accordance with generally accepted accounting principles in the United States of America, or GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement.
The accrual for capital gain incentive fee under GAAP was $2.8 million, or $0.05 per share, for the year ended September 30, 2017, $1.2 million, or $0.03 per share, for the year ended September 30, 2016 and $2.7 million, or $0.06 per share, for the year ended September 30, 2015. The increase in accruals for a capital gain incentive fee under GAAP for the year ended September 30, 2017 from the year ended September 30, 2016 was primarily the result of unrealized appreciation of debt and equity investments. The decrease in accruals for a capital gain incentive fee under GAAP for the year ended September 30, 2016 from the year ended September 30, 2015 was primarily the result of unrealized depreciation of debt and equity investments. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.
Professional Fees, Administrative Service Fee, and General and Administrative Expenses
The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the years ended September 30, 2017, 2016 and 2015 were $2.3 million, $2.4 million and $1.0 million, respectively.
As of September 30, 2017 and 2016, included in accounts payable and accrued expenses were $0.8 million and $0.6 million, respectively, for accrued expenses paid on behalf of us by the Administrator.
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
Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2017, 2016 and 2015, we recorded a net expense of $17,000, $333,000 and $0, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the years ended September 30, 2017, 2016 and 2015:

	For the years ended September 30,			Variances
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In thousands)
Net realized gain (loss) on investments	$9,402	$6,254	$9,354	$3,148	$(3,100)
Net realized gain (loss)	$9,402	$6,254	$9,354	$3,148	$(3,100)
Unrealized appreciation on investments	28,008	32,943	26,469	(4,935)	6,474
Unrealized (depreciation) on investments	(26,640)	(31,411)	(23,258)	4,771	(8,153)
Unrealized appreciation on investments in SLF(1)	1,969	—	—	1,969	—
Unrealized (depreciation) on investments in SLF(2)	—	(3,562)	(773)	3,562	(2,789)
Unrealized appreciation on secured borrowings	3	—	2	3	(2)
Net change in unrealized appreciation (depreciation) on investments, investments in SLF, and secured borrowings	$3,340	$(2,030)	$2,440	$5,370	$(4,470)

(1)	Unrealized appreciation on investments in SLF includes our investment in LLC equity interests in SLF.

(2)	Unrealized (depreciation) on investments in SLF includes our investments in subordinated notes and LLC equity interests in SLF.
We had $9.4 million in net realized gains on investments during the year ended September 30, 2017, primarily due to the net realized gains on the sale of 18 equity investments and the sale of portfolio company investments to SLF which was partially offset by a net realized loss on the sale of a debt and equity investment in a single portfolio company.
For the year ended September 30, 2017, we had $28.0 million in unrealized appreciation on 186 portfolio company investments, which was partially offset by $26.6 million in unrealized depreciation on 192 portfolio company investments. Unrealized appreciation during the year ended September 30, 2017 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments and the reversal of prior period unrealized depreciation associated with the non-accrual portfolio company investments that were sold and written-off. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments.
For the year ended September 30, 2017, we had $2.0 million in unrealized appreciation on our investment in SLF LLC equity interests. Unrealized appreciation on the SLF LLC equity interests was primarily driven by increased net investment income at SLF.
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
For the year ended September 30, 2016, we had $3.6 million in unrealized depreciation on our investments in SLF LLC equity interests. Unrealized depreciation on the SLF LLC equity interests was driven by negative credit related adjustments associated with SLF’s investment portfolio that was primarily driven by one portfolio company investment taken to non-accrual status.
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
For the year ended September 30, 2015, we had $0.8 million in unrealized depreciation on our investments in SLF LLC equity interests. Unrealized depreciation on the SLF LLC equity interests was driven by negative credit-related adjustments associated with SLF's investment portfolio.
Liquidity and Capital Resources
For the year ended September 30, 2017, we experienced a net decrease in cash, cash equivalents and restricted cash and cash equivalents of $27.0 million. During the period, we provided $62.2 million in operating activities, primarily as a result of principal payments and sales of portfolio investments of $588.2 million and net investment income of $69.5 million. This was partially offset by funding of portfolio investments of $588.2 million. Lastly, cash used in financing activities was $89.2 million, primarily due to net repayments of debt of $83.6 million and distributions paid of $76.8 million, partially offset by net proceeds of an aggregate of $74.0 million from two equity offerings.
For the year ended September 30, 2016, we experienced a net decrease in cash, cash equivalents and restricted cash and cash equivalents of $7.9 million. During the period, we used $56.1 million in operating activities, primarily as a result of fundings of portfolio investments of $654.8 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $538.6 million and net investment income of $65.0 million. Lastly, cash provided by financing activities was $48.1 million, primarily due to net proceeds of an aggregate of $58.6 million from one equity offering and one private placement and net borrowings on debt of $51.5 million, partially offset by distributions paid of $59.5 million.
For the year ended September 30, 2015, we experienced a net increase in cash, cash equivalents and restricted cash and cash equivalents of $17.5 million. During the period we used $103.3 million in operating activities, primarily as a result of fundings of portfolio investments of $858.1 million. This was partially offset by proceeds from principal payments and sales of portfolio investments of $699.1 million and net investment income of $59.0 million. Lastly, cash provided by financing activities was $120.8 million, primarily due to net proceeds of an aggregate of $67.6 million from one equity offering and net borrowings on debt of $116.1 million, partially offset by distributions paid of $60.0 million.
As of September 30, 2017 and 2016, we had cash and cash equivalents of $4.0 million and $10.9 million, respectively. In addition, we had restricted cash and cash equivalents of $58.6 million and $78.6 million as of September 30, 2017 and 2016, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of September 30, 2017, $37.8 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitizations, which are described in further detail in Note 6 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitizations. As of September 30, 2017, $13.6 million of our restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. As of September 30, 2017, $7.2 million of our restricted cash and cash equivalents could be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs, which are described in further detail in Note 6 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.
As of September 30, 2017, the Credit Facility allowed Funding to borrow up to $225.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2017 and 2016, subject to leverage and borrowing base restrictions, we had approximately $161.9 million and $73.3 million, respectively, of remaining commitments and $95.0 million and $30.8 million, respectively, of availability on the Credit Facility. As of September 30, 2017 and 2016, we had $63.1 million and $126.7 million outstanding under the Credit Facility, respectively.
On June 22, 2016, we entered into an unsecured revolving credit facility with GC Advisors, or the Adviser Revolver, which permitted us to borrow up to $20.0 million at any one time outstanding. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within the same quarter in which they are drawn. As of September 30, 2017 and 2016, we had no amounts outstanding on the Adviser Revolver.
On October 21, 2015, we terminated the $15.0 million revolving line of credit, or the Revolver, entered into by Golub Capital BDC Revolver Funding LLC, or Revolver Funding, our wholly-owned subsidiary, with The PrivateBank and Trust Company. There were no borrowings outstanding on the Revolver at the time of termination and Revolver Funding was released of all obligations under the Revolver and all liens on the assets held by Revolver Funding collateralizing the Revolver were released.
On July 16, 2010, we completed the 2010 Debt Securitization, which was subsequently increased to $350.0 million. On June 25, 2015, the 2010 Issuer amended the 2010 Debt Securitization to, among other things, (a) extend the reinvestment period two years to July 20, 2017, (b) make certain modifications of purposes of compliance with the loan securitization exclusion of the Volker Rule and (c) modify the computation of the weighted average life test, which relates to the loans securing the 2010 Debt Securitization. On October 20, 2016, we further amended the 2010 Debt Securitization to, among other things, (a) refinance the issued Class A 2010 Notes, by redeeming in full the $203.0 million Class A 2010 Notes and issuing new Class A-Refi 2010 Notes in an aggregate principal amount of $205.0 million that bear interest at a rate of three-month LIBOR plus 1.90%, (b) refinance the Class B 2010 Notes by redeeming in full the $12.0 million Class B 2010 Notes and issuing new Class B-Refi 2010 Notes in an aggregate principal amount of $10.0 million that bear interest at a rate of three-month LIBOR plus 2.40%, and (c) extend the reinvestment period applicable to the 2010 Issuer to July 20, 2018. Following the refinancing, Holdings retained the Class B-Refi 2010 Notes.
As of September 30, 2017, the 2010 Notes consisted of $205.0 million of Class A-Refi 2010 Notes, which bear interest at a rate of three-month LIBOR plus 1.90%, $10.0 million of Class B-Refi 2010 Notes, which bear interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest. The Class A-Refi 2010 Notes are included in the September 30, 2017 consolidated statement of financial condition as our debt and the Class B-Refi 2010 Notes and Subordinated 2010 Notes were eliminated in consolidation. As of September 30, 2016, the 2010 Notes consisted of $203.0 million of Class A 2010 Notes, which bore interest at a rate of three-month LIBOR plus 1.74%, $12.0 million of Class B 2010 Notes, which bore interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest. The Class A and Class B 2010 Notes are included in the September 30, 2016 consolidated statement of financial condition as our debt of and the Subordinated 2010 Notes were eliminated in consolidation. As of September 30, 2017 and September 30, 2016, we had outstanding debt under the 2010 Debt Securitization of $205.0 million and $215.0 million, respectively.
On June 5, 2014, we completed the 2014 Debt Securitization in which the 2014 Issuer issued an aggregate of $402.6 million of notes, or the 2014 Notes, including $191.0 million of Class A-1 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.95%, $35.0 million of Class B 2014 Notes, which bear interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bear interest at a rate of three-month LIBOR plus 3.50%, and $119.1 million of LLC equity interests in the 2014 Issuer that do not bear interest. We retained all of the Class C 2014 Notes and LLC equity interests in the 2014 Issuer totaling $37.5 million and $119.1 million, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the September 30, 2017 and 2016 consolidated statements of financial condition as our debt and the Class C 2014 Notes and LLC equity interests in the 2014 issuer were eliminated in consolidation. As of both September 30, 2017 and 2016, we had outstanding debt under the 2014 Debt Securitization of $246.0 million.
Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350.0 million and the maximum amount that a single SBIC licensee may issue is $150.0 million. On February 11, 2016, the SBA approved the application of GC SBIC V, L.P., or SBIC V, for an additional $75.0 million of debenture commitments bringing SBIC V’s total debenture commitments up to $150.0 million. On January 10, 2017, we received approval for our third SBIC license, GC SBIC

VI, L.P., or GC SBIC VI. GC SBIC IV, L.P., or SBIC IV, GC SBIC V, L.P., or SBIC V, and SBIC VI, our consolidated SBIC subsidiaries, may each borrow up to two times the amount of its regulatory capital, subject to customary regulatory requirements. As of September 30, 2017, SBIC IV, SBIC V and SBIC VI had $125.0 million,$133.0 million and $9.0 million of outstanding SBA-guaranteed debentures, respectively, that mature between March 2021 and September 2027, leaving incremental borrowing capacity of $17.0 million and $41.0 million for SBIC V and SBIC VI, respectively under present SBIC regulations. As of September 30, 2016, SBIC IV and SBIC V had $150.0 million and $127.0 million of outstanding SBA-guaranteed debentures, respectively.
In August 2017, our board of directors reapproved a share repurchase program, or the Program, which allows us to repurchase up to $75.0 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. We did not make any repurchases of our common stock during the years ended September 30, 2017, 2016 and 2015.
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
In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of September 30, 2017, our asset coverage for borrowed amounts was 285.2% (excluding the SBA debentures).
As of September 30, 2017 and September 30, 2016, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $60.5 million and $81.4 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2017 and 2016, respectively, subject to the terms of each loan’s respective credit agreement. As of September 30, 2017, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility and Adviser Revolver and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.
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
Portfolio Composition, Investment Activity and Yield
As of September 30, 2017 and 2016, we had investments in 185 and 183 portfolio companies, respectively, with a total fair value of $1,590.0 million and $1,556.4 million, respectively, and had investments in SLF with a total fair value of $95.0 million and $104.2 million, respectively.
The following table shows the asset mix of our new investment commitments for the years ended September 30, 2017, 2016 and 2015:

	Years ended September 30,
	2017		2016		2015
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$129,134	21.5%	$124,392	19.0%	$225,442	24.4%
One stop	447,691	74.7	505,058	76.9	626,459	67.6
Subordinated debt	12	0.0*	42	0.0*	—	—
Subordinated notes in SLF(1)	5,457	0.9	9,620	1.5	50,974	5.5
LLC equity interests in SLF(1)	12,542	2.1	10,820	1.6	13,904	1.5
Equity	4,677	0.8	6,528	1.0	9,494	1.0
Total new investment commitments	$599,513	100.0%	$656,460	100.0%	$926,273	100.0%

* Represents an amount less than 0.1%.

(1)
SLF’s proceeds from the subordinated notes and LLC equity interests were utilized by SLF to invest in senior secured loans. As of September 30, 2017, SLF had investments in senior secured loans to 50 different borrowers.

For the years ended September 30, 2017, 2016 and 2015, we had approximately $449.8 million, $366.2 million and $415.4 million, excluding $78.7 million of proceeds from the repayment in full and termination of our investment in subordinated notes of SLF during the year ended 2017, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the year ended September 30, 2017, we had sales of investments in 72, 44 and 50 portfolio companies, respectively, aggregating approximately $138.4 million, $172.2 million and $283.7 million, respectively, in net proceeds.

The following table summarizes portfolio composition and investment activity as of and for the years ended September 30, 2017, 2016 and 2015:

	As of and for the years ended September 30,
	2017	2016	2015
	(Dollars in thousands)
Investments, at fair value	$1,590,000	$1,556,384	$1,430,848
Number of portfolio companies (at period end)(1)	185	183	164
Investment in SLF, at fair value(2)	$95,015	$104,228	$98,936
New investment fundings	$588,169	$654,763	$858,147
Principal payments and sales of portfolio investments	$588,173	$538,609	$699,075

(1)	Excludes our investments in SLF.

(2)	As of September 30, 2016 and 2015, the investment in SLF includes our investments in both subordinated notes and LLC equity interests in SLF.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2017 (1)				As of September 30, 2016 (1)
	Principal	Amortized Cost	Fair Value		Principal	Amortized Cost	Fair Value
	(In thousands)
Senior secured:
Performing	$196,296	$194,357	$195,089		$163,380	$161,536	$162,693
Non-accrual (2)	1,438	1,433	(60)	(3)	1,438	1,433	156
One stop:
Performing	1,339,755	1,322,220	1,331,069		1,317,595	1,299,211	1,303,297
Non-accrual (2)	8,870	8,788	3,015		3,899	3,845	1,170
Second lien:
Performing	9,434	9,306	9,434		27,909	27,579	27,909
Non-accrual (2)	—	—	—		—	—	—
Subordinated debt:
Performing	59	59	59		1,750	1,750	1,427
Non-accrual (2)	—	—	—		—	—	—
Subordinated notes in SLF (4)(5)
Performing	—	—	—		77,301	77,301	77,301
Non-accrual (2)	—	—	—		—	—	—
LLC equity interests in SLF (4)(5)	N/A	97,457	95,015		N/A	31,339	26,927
Equity	N/A	37,619	51,394		N/A	46,179	59,732
Total	$1,555,852	$1,671,239	$1,685,015		$1,593,272	$1,650,173	$1,660,612

(1)	19 and 14 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of September 30, 2017 and 2016, respectively.

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

(5)	SLF's proceeds from the subordinated notes and LLC equity interests in SLF were utilized by SLF to invest in senior secured loans.
As of September 30, 2017 and 2016, the fair value of our debt investments as a percentage of the outstanding principal value was 98.9% and 98.8%, respectively.
The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2017, 2016 and 2015:

	For the years ended September 30,
	2017	2016	2015
Weighted average rate of new investment fundings(1)	7.1%	7.2%	6.7%
Weighted average spread over LIBOR of new floating rate investment fundings(1)	5.9%	6.2%	5.7%
Weighted average rate of new fixed rate investment fundings	8.0%	10.7%	10.8%
Weighted average fees of new investment fundings	1.5%	1.9%	1.5%
Weighted average rate of sales and payoffs of portfolio investments(2)	7.3%	7.0%	6.8%
Weighted average income yield (3)(4)	7.8%	7.6%	7.8%

(1)	Excludes our subordinated note investment in SLF.

(2)	Excludes exits on investments on non-accrual status.

(3)
Represents income from interest, including our subordinated notes in SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments, and does not represent a return to any investor in us.

(4)	For the year ended September 30, 2017, weighted average annualized income yield does not reflect interest income from subordinated notes in SLF, which were redeemed on December 30, 2016.
As of September 30, 2017, 99.6% and 99.6% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2016, 93.3% and 93.6% of our debt portfolio, including our investment in SLF subordinated notes which were not subject to an interest rate floor, at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of September 30, 2017 and 2016, the portfolio median EBITDA data for our portfolio companies (excluding SLF) was $25.2 million and $26.0 million, respectively. The portfolio median EBITDA data is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.
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

SLF is capitalized with subordinated notes and LLC equity interest subscriptions from its members. As of September 30, 2017, we and RGA owned 87.5% and 12.5%, respectively, of both the outstanding subordinated notes and LLC equity interests.
As of September 30, 2017 and 2016, SLF had the following commitments from its members:

	As of September 30, 2017		As of September 30, 2016
	Committed	Funded(1)	Committed	Funded(1)(2)
	(In thousands)
Subordinated note commitments (3)	$—	$—	$160,000	$88,344
LLC equity commitments (3)	200,000	111,380	40,000	35,816
Total	$200,000	$111,380	$200,000	$124,160

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

(2)	Funded subordinated note commitments as of September 30, 2016 are presented net of repayments subject to recall. The subordinated note commitments were terminated as of December 30, 2016.

(3)	Commitments presented are combined for us and RGA.
As of September 30, 2017, the senior secured revolving credit facility, or, as amended, the SLF Credit Facility, that Senior Loan Fund II LLC, a wholly-owned subsidiary of SLF, or SLF II, entered into with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, allows SLF II to borrow up to $300.0 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ends August 29, 2018, and the stated maturity date is August 30, 2022. As of September 30, 2017 and September 30, 2016, SLF II had outstanding debt under the SLF Credit Facility of $197.7 million and $214.1 million, respectively.
Through the reinvestment period, the SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.25%, depending on the composition of the collateral asset portfolio, per annum. After the reinvestment period, the rate will reset to one-month LIBOR plus 2.75% per annum for the remaining term of the SLF Credit Facility.
As of September 30, 2017 and 2016, SLF had total assets at fair value of $306.2 million and $332.8 million, respectively. As of September 30, 2017 and 2016, SLF’s portfolio was comprised of first lien senior secured loans to 50 and 62 different borrowers, respectively. As of September 30, 2017, SLF had one portfolio company investment on non-accrual status and the total fair value of non-accrual loans was $0.3 million. As of September 30, 2016, SLF had one portfolio company investment on non-accrual status and the total fair value of non-accrual loans was $6.7 million. The portfolio companies in SLF are in industries similar to those in which we may invest directly. Additionally, as of September 30, 2017 and 2016, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $13.3 million and $24.1 million, respectively.
Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2017 and 2016:

	As of September 30,
	2017	2016
	(Dollars in thousands)
Senior secured loans (1)	$301,583	$331,473
Weighted average current interest rate on senior secured loans (2)	6.4%	6.0%
Number of borrowers in SLF	50	62
Largest portfolio company investment(1)	$13,820	$13,050
Total of five largest portfolio company investments(1)	$61,187	$61,118

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Loan Portfolio as of September 30, 2017
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($)/ Shares(2)	Fair Value(3)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.1%	$2,094	$2,105
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8	928	928
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	6,805	5,784
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	466	396
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.0	3,184	3,184
Arise Virtual Solutions, Inc. (4)	Telecommunications	Senior loan	12/2018	7.3	9,856	9,856
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.8	10,073	10,073
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.1	4,851	4,845
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	8,590	8,418
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	4,328	4,242
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	2,442	2,442
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	1,227	1,227
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	41	41
Curo Health Services LLC (4)	Healthcare, Education and Childcare	Senior loan	02/2022	5.3	5,850	5,867
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5	4,401	4,401
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.6	428	428
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2018	5.5	1,964	1,964
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.8	4,725	4,725
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	6,029	6,029
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	1,686	1,686
Flexan, LLC (4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.8	47	47
Gamma Technologies, LLC (4)	Electronics	Senior loan	06/2021	6.0	10,264	10,264
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	3,064	3,064
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.9	5,044	5,044
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.3	2,293	2,293
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	102	102
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	64	64
Joerns Healthcare, LLC (4)	Healthcare, Education and Childcare	Senior loan	05/2020	7.8	8,745	8,202
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	6,762	6,762
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	2,226	2,226
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	822	822
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	2,164	2,164
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,492	1,492
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.2	1,977	1,977
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.2	596	596
Park Place Technologies LLC (4)	Electronics	Senior loan	06/2022	6.3	5,341	5,287
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.2	5,372	5,372
Payless ShoeSource, Inc.	Retail Stores	Senior loan	08/2022	10.3	768	757
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	4,560	4,469
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.7	83	81
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	53	52
PowerPlan Holdings, Inc. (4)	Utilities	Senior loan	02/2022	6.5	11,365	11,365
Premise Health Holding Corp. (4)	Healthcare, Education and Childcare	Senior loan	06/2020	5.8	11,772	11,772
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7	9,738	9,738
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.9	597	597
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.2	5,217	5,217
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	7,793	7,793

SLF Loan Portfolio as of September 30, 2017 – (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($)/ Shares(2)	Fair Value(3)
					(In thousands)
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1%	$595	$595
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	505	505
Reliant Pro ReHab, LLC (4)	Healthcare, Education and Childcare	Senior loan	12/2017	6.3	3,240	3,240
RSC Acquisition, Inc. (4)	Insurance	Senior loan	11/2022	6.6	3,864	3,864
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.1	15	15
Rubio's Restaurants, Inc. (4)	Beverage, Food and Tobacco	Senior loan	11/2018	6.1	4,992	4,992
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.6	5,792	5,792
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0	4,782	4,686
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.8	70	69
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0	50	49
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.8	34	33
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior loan	09/2022	5.8	2,521	2,490
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0	3,684	3,684
SEI, Inc.	Electronics	Senior loan	07/2021	6.0	13,820	13,820
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0	11,313	11,313
Severin Acquisition, LLC (4)	Diversified/Conglomerate Service	Senior loan	07/2021	6.1	4,832	4,830
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.0	5,290	5,265
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.2	668	670
Severin Acquisition, LLC (5)	Diversified/Conglomerate Service	Senior loan	07/2021	N/A (6)	—	(1)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	867	754
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	60
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC (5)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (6)	—	(15)
Stomatcare DSO, LLC (7)	Healthcare, Education and Childcare	Senior loan	05/2022	6.2% PIK	625	329
Tate's Bake Shop, Inc. (4)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3	2,926	2,926
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.5	4,553	4,553
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	3,567	3,567
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	687	687
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.0	514	514
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	252	252
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6	7,393	7,393
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.8	22	21
W3 Co.	Oil and Gas	Senior loan	03/2022	7.3	1,266	1,269
WHCG Management, LLC (4)	Healthcare, Education and Childcare	Senior loan	03/2023	6.1	7,980	7,980
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,666	5,666
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	10,369	10,369
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	209	209
Total senior loan investments					$301,583	$298,941

Payless ShoeSource, Inc. (8)(9)	Retail Stores	LLC interest	N/A	N/A	35	$843
W3 Co. (8)(9)	Oil and Gas	LLC units	N/A	N/A	3	1,146
Total equity investments						$1,989

Total investments					$301,583	$300,930

(1)	Represents the weighted average annual current interest rate as of September 30, 2017. All interest rates are payable in cash.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.

(4)	We also hold a portion of the senior secured loan in this portfolio company.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

(6)	The entire commitment was unfunded at September 30, 2017. As such, no interest is being earned on this investment.

(7)	Loan was on non-accrual status as of September 30, 2017, meaning that SLF has ceased recognizing interest income on the loan.

(8)	Equity investment received as a result of the portfolio company's debt restructuring.

(9)	Non-income producing.

SLF Loan Portfolio as of September 30, 2016
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal ($)	Fair Value(3)
						(In thousands)
1A Smart Start LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8%		$2,116	$2,111
ACTIVE Network, Inc.	Electronics	Senior loan	11/2020	5.5		1,945	1,938
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		6,805	6,601
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3		466	452
Advanced Pain Management Holdings, Inc.(4)	Healthcare, Education and Childcare	Senior loan	02/2018	N/A	(5)	—	(35)
Aimbridge Hospitality, LLC (3)	Hotels, Motels, Inns, and Gaming	Senior loan	10/2018	5.8		5,037	5,037
American Seafoods Group LLC	Beverage, Food and Tobacco	Senior loan	08/2021	6.0		4,818	4,806
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	5.8		3,895	3,895
Arise Virtual Solutions, Inc.(3)	Telecommunications	Senior loan	12/2018	7.8		10,804	10,264
Arise Virtual Solutions, Inc.(3)(4)	Telecommunications	Senior loan	12/2018	N/A	(5)	—	(28)
Atkins Nutritionals, Inc.(3)	Beverage, Food and Tobacco	Senior loan	01/2019	6.3		5,664	5,664
BMC Software, Inc.	Electronics	Senior loan	09/2020	5.0		1,876	1,813
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.5		10,667	10,667
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	5.8		4,948	4,938
C.B. Fleet Company, Incorporated	Personal and Non Durable Consumer Products	Senior loan	12/2021	5.8		7,613	7,613
Checkers Drive-In Restaurants, Inc.	Beverage, Food and Tobacco	Senior loan	01/2022	6.5		4,460	4,427
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		8,677	8,677
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.3		4,373	4,373
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		2,466	2,454
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.5		1,240	1,234
CPI Buyer, LLC (Cole-Parmer)(3)	Healthcare, Education and Childcare	Senior loan	08/2021	5.5		5,805	5,776
Curo Health Services LLC(3)	Healthcare, Education and Childcare	Senior loan	02/2022	6.5		5,910	5,928
DentMall MSO, LLC(6)	Retail Stores	Senior loan	07/2019	6.0		10,147	6,088
DentMall MSO, LLC(6)	Retail Stores	Senior loan	07/2019	6.0		1,000	598
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5		4,568	4,431
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5		255	224
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2017	5.0		2,113	2,113
Encore GC Acquisition, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2020	6.3		4,773	4,773
Encore GC Acquisition, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2020	7.8		164	164
Express Oil Change, LLC(3)	Retail Stores	Senior loan	12/2017	6.0		4,841	4,841
Extreme Reach Inc.	Broadcasting and Entertainment	Senior loan	02/2020	7.3		1,976	1,998
Federal-Mogul Corporation	Automobile	Senior loan	04/2021	4.8		3,920	3,799
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	6.3		6,090	6,090
Harvey Tool Company, LLC(3)	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.0		3,108	3,108
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.3		2,342	2,342
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.0		104	104
Jensen Hughes, Inc.	Diversified/Conglomerate Service	Senior loan	12/2021	6.2		65	65
Joerns Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	05/2020	6.0		9,598	9,118
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		6,834	6,834
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		1,061	1,061
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		596	596
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	6.8		3,781	3,781
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3		179	179
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		2,233	2,233
Mediaocean LLC(3)	Diversified/Conglomerate Service	Senior loan	08/2022	5.8		3,137	3,137
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		4,288	4,224
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		470	463
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	7.5		1	1

SLF Loan Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal ($)	Fair Value(2)
						(In thousands)
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.5%		$1,998	$1,958
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.7		180	166
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.0		1,640	1,623
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,955	1,163
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		1,419	1,419
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		5,895	5,895
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		1,219	1,219
PowerPlan Holdings, Inc.(3)	Utilities	Senior loan	02/2022	5.8		11,994	11,994
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		13,026	13,026
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		10	10
Premise Health Holding Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		11,891	11,891
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2019	6.8		8,354	8,354
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.8		373	373
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0		5,880	5,821
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		7,072	7,001
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		801	792
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		510	505
Radiology Partners, Inc.(3)(4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(6)
Radiology Partners, Inc.(3)(4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(3)
Reliant Pro ReHab, LLC(3)	Healthcare, Education and Childcare	Senior loan	12/2017	6.0		3,337	3,337
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3		3,732	3,732
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3		172	172
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.8		33	33
Rubio's Restaurants, Inc.(3)	Beverage, Food and Tobacco	Senior loan	11/2018	6.0		5,044	5,044
Rug Doctor LLC	Personal and Non Durable Consumer Products	Senior loan	06/2018	6.3		7,780	7,780
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.5		2,718	2,718
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8		3,722	3,722
SEI, Inc.	Electronics	Senior loan	07/2021	5.8		8,711	8,711
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0		6,342	6,342
Severin Acquisition, LLC(3)	Diversified/Conglomerate Service	Senior loan	07/2021	5.9		4,882	4,858
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		951	932
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	74
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8		75	73
Smashburger Finance LLC(4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A	(5)	—	(2)
Systems Maintenance Services Holding, Inc.(3)	Electronics	Senior loan	10/2019	5.0		2,396	2,396
Tate's Bake Shop, Inc.(3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0		2,955	2,955
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3		4,582	4,566
Transaction Data Systems, Inc.(3)	Diversified/Conglomerate Service	Senior loan	06/2021	6.3		5,260	5,260
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.5		9	8
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8		2,924	2,295
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0		4,869	4,869
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0		100	100
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3		3,804	3,818
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2018	6.8		122	118
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8		5,282	5,282
						$331,473	$323,510

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.

(3)	We also hold a portion of the senior loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded as of September 30, 2016. As such, no interest is being earned on this investment.

(6)	Loan was on non-accrual status as of September 30, 2016, meaning that SLF has ceased recognizing interest income on the loan.

As of September 30, 2017, we have committed to fund $175.0 million of LLC equity interests to SLF. As of September 30, 2017 and 2016, $97.5 million and $31.3 million, respectively, of our LLC equity interest commitment to SLF had been called and contributed, net of return of capital distributions subject to recall. For the years ended September 30, 2017 and 2016, we received $4.9 million and $4.1 million, respectively, in dividend income from the LLC equity interests.
As of September 30, 2016, the amortized cost, net of principal repayments that were subject to recall, and fair value of the subordinated notes held by us was $77.3 million and $77.3 million, respectively. As of September 30, 2016, the subordinated notes paid a weighted average interest rate of three-month LIBOR plus 8.0%. For the years ended September 30, 2017 and 2016, we earned interest income of $1.6 million and $6.9 million, respectively, on the subordinated notes. The subordinated notes held by us were redeemed on December 30, 2016.
For the years ended September 30, 2017 and 2016, we earned a total return on our weighted average capital invested in SLF of 7.8% and 6.6%, respectively. The total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF by the combined daily average of our investments in (1) the principal of the SLF subordinated notes, if any, and (2) the NAV of the SLF LLC equity interests.
Below is certain summarized financial information for SLF as of and for the years ended September 30, 2017 and 2016:

	As of September 30,
	2017	2016
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments, at fair value	$300,930	$323,510
Cash and other assets	5,305	7,281
Receivable from investments sold	—	1,995
Total assets	$306,235	$332,786
Senior credit facility	$197,700	$214,050
Unamortized debt issuance costs	(712)	(949)
Other liabilities	658	567
Total liabilities	197,646	213,668
Subordinated notes and members’ equity	108,589	119,118
Total liabilities and members' equity	$306,235	$332,786

	Years ended September 30,
	2017	2016
	(In thousands)
Selected Statement of Operations Information:
Interest income	$21,455	$22,016
Fee income	5	84
Total investment income	21,460	22,100
Interest and other debt financing expenses	10,236	15,715
Administrative service fee	477	457
Other expenses	131	151
Total expenses	10,844	16,323
Net investment income	10,616	5,777
Net realized gains (losses) on investments	(7,379)	(479)
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	4,647	(4,685)
Net increase (decrease) in members' equity	$7,884	$613
Prior to their termination, SLF elected to fair value the subordinated notes issued to us and RGA under ASC Topic 825 — Financial Instruments, or ASC Topic 825. The subordinated notes were valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model.
As of September 30, 2017, SLF had no subordinated notes outstanding. As of September 30, 2016, SLF had $88.3 million of aggregate contractual principal amounts of subordinated notes outstanding for which the fair value option was elected with a fair value and carrying value of $88.3 million.
Contractual Obligations and Off-Balance Sheet Arrangements
A summary of our significant contractual payment obligations as of September 30, 2017 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2010 Debt Securitization	$205.0	$—	$—	$—	$205.0
2014 Debt Securitization	246.0	—	—	—	246.0
SBA debentures	267.0	—	—	103.5	163.5
Credit Facility	63.1	—	—	63.1	—
Adviser Revolver	—	—	—	—	—
Unfunded commitments (1)	60.5	60.5	—	—	—
Total contractual obligations	$841.6	$60.5	$—	$166.6	$614.5

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in SLF, as of September 30, 2017. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of September 30, 2017, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2017 and 2016, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $60.5 million and $81.4 million, respectively. We have commitments of up to $77.5 million and $66.4 million to SLF as of September 30, 2017 and 2016, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.
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

•
In our common stock offering that closed on April 15, 2015, Mr. William M. Webster IV purchased 5,000 shares at the public offering price per share. In addition, in the common stock offering that closed on August 15, 2016, Mr. John T. Baily purchased 8,250 shares at the public offering price per share.

•
During calendar year 2017 through September 30, 2017, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $17.7 million of shares, or 955,896 shares, of our common stock from GCOP LLC, an affiliate of GC Advisors, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2016, the Trust purchased approximately $1.5 million of shares, or 95,035 shares, of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2015, the Trust purchased approximately $16.0 million of shares, or 952,051 shares, of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital Investment Corporation and Golub Capital BDC 3, Inc., each an unlisted business development company that primarily focuses on investing in senior secured and one stop loans. In addition, our officers and directors serve in similar capacities for Golub Capital Investment Corporation and Golub Capital BDC 3, Inc.. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2017, 2016 and 2015. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Valuation of Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of September 30, 2017 and 2016, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.
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

Valuation of Secured Borrowings
We have elected the fair value option under ASC Topic 825 relating to accounting for debt obligations at their fair value for our secured borrowings which arise due to partial loan sales that do not meet the criteria for sale treatment under ASC Topic 860. As of September 30, 2017, there were no secured borrowings outstanding. All secured borrowings as of September 30, 2016 were valued using Level 3 inputs under the fair value hierarchy, and our approach to determining fair value of Level 3 secured borrowings is consistent with our approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.
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
Non-accrual:  Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $2.9 million and $1.3 million as of September 30, 2017 and 2016, respectively.
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
Income taxes: See “Consolidated Results of Operations - Expenses - Excise Tax Expense.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2017 and 2016, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.03% and 1.04%, respectively. Prior to their redemption on October 20, 2016, the Class A 2010 Notes issued as part of the 2010 Debt Securitization had floating interest rate provisions based on three-month LIBOR that reset quarterly as do the Class A-Refi 2010 Notes issued in connection with the refinancing of the 2010 Debt Securitization. In addition, the Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization have floating interest rate provisions based on three-month LIBOR that reset quarterly and the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily. As of September 30, 2017, there were no secured borrowings outstanding. As of September 30, 2016, the weighted average LIBOR floor on the secured borrowings, which reset quarterly, was 1.00%. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.
Assuming that the consolidated statement of financial condition as of September 30, 2017 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(3,647)	$(1,285)	$(2,362)
Up 50 basis points	7,705	2,571	5,134
Up 100 basis points	15,410	5,141	10,269
Up 150 basis points	23,115	7,712	15,403
Up 200 basis points	30,819	10,282	20,537
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2017, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations and the Credit Facility, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.
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
Management assessed the effectiveness of Golub Capital BDC’s internal control over financial reporting as of September 30, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2017, our internal control over financial reporting is effective based on those criteria.
Golub Capital BDC’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2017. This report appears on page 95.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Golub Capital BDC, Inc. and Subsidiaries
We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Golub Capital BDC, Inc. and Subsidiaries (collectively, the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of September 30, 2017, by correspondence with the trustee or custodian, as applicable. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golub Capital BDC, Inc. and Subsidiaries at September 30, 2017 and 2016, and the consolidated results of their operations, changes in their net assets, and their cash flows for each of the two years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Golub Capital BDC, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 20, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
November 20, 2017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Golub Capital BDC, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, changes in net assets and cash flows for the year ended September 30, 2015 of Golub Capital BDC, Inc. and Subsidiaries (collectively, the Company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Golub Capital BDC, Inc. and Subsidiaries and their cash flows for the year ended September 30, 2015 in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP
Chicago, Illinois
November 17, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Golub Capital BDC, Inc. and Subsidiaries
We have audited Golub Capital BDC, Inc. and Subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Golub Capital BDC, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, of Golub Capital BDC, Inc. and Subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended September 30, 2017 of Golub Capital BDC, Inc. and Subsidiaries and our report dated November 20, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
November 20, 2017

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2017	September 30, 2016
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,586,293	$1,546,766
Non-controlled affiliate company investments	3,707	9,618
Controlled affiliate company investments	95,015	104,228
Total investments at fair value (amortized cost of $1,671,239 and $1,650,173, respectively)	1,685,015	1,660,612
Cash and cash equivalents	3,988	10,947
Restricted cash and cash equivalents	58,570	78,593
Interest receivable	6,271	5,935
Other assets	332	422
Total Assets	$1,754,176	$1,756,509
Liabilities
Debt	$781,100	$864,700
Less unamortized debt issuance costs	4,273	5,627
Debt less unamortized debt issuance costs	776,827	859,073
Secured borrowings, at fair value (proceeds of $0 and $471, respectively)	—	475
Interest payable	3,800	3,229
Management and incentive fees payable	13,215	12,763
Accounts payable and accrued expenses	2,312	2,072
Accrued trustee fees	76	72
Total Liabilities	796,230	877,684
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2017 and September 30, 2016	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 59,577,293 and 55,059,067 shares issued and outstanding as of September 30, 2017 and September 30, 2016, respectively	60	55
Paid in capital in excess of par	939,307	855,998
Undistributed net investment income	1,954	18,832
Net unrealized appreciation (depreciation) on investments and secured borrowings	16,444	13,104
Net realized gain (loss) on investments	181	(9,164)
Total Net Assets	957,946	878,825
Total Liabilities and Total Net Assets	$1,754,176	$1,756,509
Number of common shares outstanding	59,577,293	55,059,067
Net asset value per common share	$16.08	$15.96

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years ended September 30,
	2017	2016	2015
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$127,674	$114,186	$112,406
Dividend income	629	539	212
Fee income	1,757	1,448	2,265
Total investment income from non-controlled/non-affiliate company investments	130,060	116,173	114,883
From non-controlled affiliate company investments:
Interest income	1,136	660	—
Total investment income from non-controlled affiliate company investments	1,136	660	—
From controlled affiliate company investments:
Interest income	1,639	6,939	3,735
Dividend income	4,929	4,099	1,350
Total investment income from controlled affiliate company investments	6,568	11,038	5,085
Total investment income	137,764	127,871	119,968
Expenses
Interest and other debt financing expenses	31,534	27,724	24,510
Base management fee	23,815	22,020	20,330
Incentive fee	7,560	7,266	10,226
Professional fees	2,396	2,814	2,942
Administrative service fee	2,340	2,209	2,372
General and administrative expenses	556	525	591
Total expenses	68,201	62,558	60,971
Net investment income - before excise tax	69,563	65,313	58,997
Excise tax	17	333	—
Net investment income - after excise tax	69,546	64,980	58,997
Net gain (loss) on investments and secured borrowings
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	15,844	3,532	9,354
Non-controlled affiliate company investments	(6,442)	2,722	—
Net realized gain (loss) on investments	9,402	6,254	9,354
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	(3,878)	4,702	768
Non-controlled affiliate company investments	5,246	(3,170)	2,443
Controlled affiliate company investments	1,969	(3,562)	(773)
Net change in unrealized appreciation (depreciation) on investments	3,337	(2,030)	2,438
Net change in unrealized appreciation (depreciation) on secured borrowings	3	—	2
Net gain (loss) on investments and secured borrowings	12,742	4,224	11,794
Net increase in net assets resulting from operations	$82,288	$69,204	$70,791
Per Common Share Data
Basic and diluted earnings per common share	$1.45	$1.33	$1.44
Dividends and distributions declared per common share	$1.53	$1.28	$1.28
Basic and diluted weighted average common shares outstanding	56,913,064	51,948,378	49,017,777
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

					Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings	Net Realized Gain (Loss) on Investments
	Common Stock		Paid in Capital in Excess of Par	Undistributed Net Investment Income
	Shares	Par Amount					Total Net Assets
Balance at September 30, 2014	47,119,498	$47	$720,479	$3,627	$12,694	$(4,108)	$732,739
Issuance of common stock, net of offering and underwriting costs(1)	4,002,292	4	67,366	—	—	—	67,370
Net increase in net assets resulting from operations	—	—	—	58,997	2,440	9,354	70,791
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	178,403	—	2,939	—	—	—	2,939
Distributions from net investment income	—	—	—	(58,152)	—	—	(58,152)
Distribution from realized gain	—	—	—	—	—	(4,817)	(4,817)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(71)	(242)	—	313	—
Total increase (decrease) for the period ended September 30, 2015	4,180,695	4	70,234	603	2,440	4,850	78,131
Balance at September 30, 2015	51,300,193	$51	$790,713	$4,230	$15,134	$742	$810,870
Issuance of common stock, net of offering and underwriting costs(2)	3,320,456	$3	$58,257	$—	$—	$—	$58,260
Net increase in net assets resulting from operations	—	—	—	64,980	(2,030)	6,254	69,204
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	438,418	1	7,369	—	—	—	7,370
Distributions from net investment income	—	—	—	(54,461)	—	—	(54,461)
Distributions from realized gain	—	—	—	—	—	(12,418)	(12,418)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(341)	4,083	—	(3,742)	—
Total increase (decrease) for the period ended September 30, 2016	3,758,874	4	65,285	14,602	(2,030)	(9,906)	67,955
Balance at September 30, 2016	55,059,067	$55	$855,998	$18,832	$13,104	$(9,164)	$878,825
Issuance of common stock, net of offering and underwriting costs(3)	3,982,721	$4	$73,610	$—	$—	$—	$73,614
Net increase in net assets resulting from operations	—	—	—	69,546	3,340	9,402	82,288
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	535,505	1	9,661	—	—	—	9,662
Distributions from net investment income	—	—	—	(85,304)	—	—	(85,304)
Distributions from realized gain	—	—	—	—	—	(1,139)	(1,139)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—		38	(1,120)	—	1,082	—
Total increase (decrease) for the period ended September 30, 2017	4,518,226	5	83,309	(16,878)	3,340	9,345	79,121
Balance at September 30, 2017	59,577,293	$60	$939,307	$1,954	$16,444	$181	$957,946

(1)
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

(2)
On July 18, 2016, Golub Capital BDC, Inc. entered into a Securities Purchase Agreement between the Company and a third party institutional investor for the sale of 1,433,486 shares of Company's common stock at a price per share of $17.44 per share. On August 15, 2016, Golub Capital BDC, Inc. priced a public offering of 1,750,000 shares of its common stock at a public offering price of $18.35 per share. On September 19, 2016, Golub Capital BDC, Inc. sold an additional 136,970 shares of its common stock at a public offering price of $18.35 per share pursuant to the underwriters’ partial exercise of the option to purchase additional shares granted in connection with the public offering in August 2016.

(3)
On March 21, 2017, Golub Capital BDC, Inc. priced a public offering of 1,750,000 shares of its common stock at a public offering price of $19.03 per share. On April 6, 2017, Golub Capital BDC, Inc. sold an additional 262,500 shares of its common stock at a public offering price of $19.03 per share pursuant to the underwriter's exercise of the option to purchase additional shares granted in connection with the public offering in March 2017. On June 6, 2017, Golub Capital BDC, Inc. entered into an agreement to sell 1,750,000 shares of its common stock pursuant to an underwritten, public offering at a price to Golub Capital BDC, Inc. of $18.71 per share. On July 5, 2017, Golub Capital BDC, Inc. sold an additional 220,221 shares of its common stock at a public offering price of $18.71 per share pursuant to the underwriters’ partial exercise of the option to purchase additional shares granted in connection with the public offering in June 2017.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended September 30,
	2017	2016	2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$82,288	$69,204	$70,791
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	3,289	4,184	4,506
Accretion of discounts and amortization of premiums	(9,495)	(8,662)	(9,000)
Net realized (gain) loss on investments	(9,402)	(6,254)	(9,354)
Net change in unrealized (appreciation) depreciation on investments	(3,337)	2,030	(2,438)
Net change in unrealized appreciation (depreciation) on secured borrowings	(3)	—	(2)
Proceeds from (fundings of) revolving loans, net	(331)	(587)	(1,365)
Fundings of investments	(588,169)	(654,763)	(858,147)
Proceeds from principal payments and sales of portfolio investments	588,173	538,609	699,075
PIK interest	(1,839)	(1,201)	(941)
Changes in operating assets and liabilities:
Interest receivable	(336)	(235)	91
Other assets	90	36	69
Interest payable	571	507	(474)
Management and incentive fees payable	452	1,009	3,303
Accounts payable and accrued expenses	240	30	645
Accrued trustee fees	4	15	(9)
Net cash (used in) provided by operating activities	62,195	(56,078)	(103,250)
Cash flows from financing activities
Borrowings on debt	545,000	440,650	503,200
Repayments of debt	(628,600)	(389,200)	(387,100)
Capitalized debt issuance costs	(1,935)	(2,187)	(2,615)
Proceeds from secured borrowings	—	155	—
Repayments on secured borrowings	(475)	(35)	(34)
Proceeds from shares sold, net of underwriting costs	74,014	58,555	67,602
Offering costs paid	(400)	(295)	(232)
Distributions paid	(76,781)	(59,509)	(60,030)
Net cash provided by (used in) financing activities	(89,177)	48,134	120,791
Net change in cash, cash equivalents and restricted cash and cash equivalents	(26,982)	(7,944)	17,541
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	89,540	97,484	79,943
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$62,558	$89,540	$97,484
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$27,662	$23,019	$20,463
Taxes, including excise tax, paid during the period	17	333	—
Distributions declared during the period	(86,443)	(66,879)	(62,969)

See Notes to Consolidated Financial Statements.

	Years ended September 30,
	2017	2016	2015
Supplemental disclosure of noncash operating activity:
Funding of LLC equity interests in SLF	$(78,689)	$—	$—
Non-cash proceeds from principal payments on subordinated notes investment in SLF	78,689	—	—
Supplemental disclosure of noncash financing activity:
Proceeds from issuance of Class A-Ref 2010 Notes	$205,000	$—	$—
Redemptions of Class A and Class B 2010 Notes	(205,000)	—	—
The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the statement of financial position that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	Years ended September 30,
	2017	2016	2015
Cash and cash equivalents	$3,988	$10,947	$5,468
Restricted cash and cash equivalents	58,570	78,593	92,016
Total cash, cash equivalents and restricted cash and cash equivalents shown in the statement of cash flows	$62,558	$89,540	$97,484
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of restricted cash and cash equivalents.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (16)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP*^#	One stop	L + 9.00%	(a)	8.24% cash/2.00% PIK	03/2020	$17,617	$17,521	1.8%	$17,617
ILC Dover, LP	One stop	L + 9.00%	(a)(c)	8.24% cash/2.00% PIK	03/2019	801	797	0.1	801
NTS Technical Systems*^#	One stop	L + 6.25%	(a)	7.49%	06/2021	21,773	21,486	2.3	21,773
NTS Technical Systems(4)	One stop	L + 6.25%		N/A(5)	06/2021	—	(72)	—	—
NTS Technical Systems(4)	One stop	L + 6.25%		N/A(5)	06/2021	—	(120)	—	—
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	(c)	8.08%	12/2017	3,899	3,845	0.1	1,170
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	(c)	8.06%	12/2017	659	658	0.1	659
Tronair Parent, Inc.#	Senior loan	L + 4.75%	(c)(e)	6.06%	09/2023	191	189	—	191
Tronair Parent, Inc.	Senior loan	L + 4.50%	(c)	5.81%	09/2021	32	31	—	31
Whitcraft LLC*^#	One stop	L + 6.25%	(c)	7.58%	04/2023	12,564	12,390	1.3	12,564
Whitcraft LLC	One stop	P + 5.25%	(e)	9.50%	04/2023	17	16	—	17
Whitcraft LLC(4)	One stop	L + 6.25%		N/A(5)	04/2023	—	(5)	—	—
						57,553	56,736	5.7	54,823
Automobile
Dent Wizard International Corporation*	Senior loan	L + 4.75%	(a)	5.98%	04/2020	4,522	4,499	0.5	4,522
OEConnection LLC*	Senior loan	L + 5.00%	(c)	6.33%	06/2022	4,834	4,735	0.5	4,852
OEConnection LLC^	Senior loan	L + 4.75%	(c)	6.08%	06/2023	2,590	2,565	0.3	2,573
OEConnection LLC(4)	Senior loan	L + 5.00%		N/A(5)	06/2021	—	(1)	—	—
T5 Merger Corporation*^	One stop	L + 6.25%	(a)	7.49%	03/2022	4,380	4,312	0.4	4,380
T5 Merger Corporation*	One stop	L + 6.25%	(a)	7.48%	03/2022	190	188	—	190
T5 Merger Corporation*	One stop	L + 6.25%	(a)	7.48%	03/2022	60	59	—	60
T5 Merger Corporation	One stop	L + 6.50%	(a)	7.74%	03/2022	8	6	—	8
						16,584	16,363	1.7	16,585
Banking
HedgeServ Holding L.P.*#	One stop	L + 8.00%	(c)	7.23% cash/2.00% PIK	02/2019	17,182	17,147	1.8	17,182
HedgeServ Holding L.P.(4)	One stop	L + 6.00%		N/A(5)	02/2019	—	(3)	—	—
						17,182	17,144	1.8	17,182
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.	One stop	L + 5.75%	(a)	6.99%	04/2021	7,763	7,655	0.8	7,530
Abita Brewing Co., L.L.C.(4)	One stop	L + 5.75%		N/A(5)	04/2021	—	(1)	—	(2)
ABP Corporation*	Senior loan	L + 4.75%	(c)	6.07%	09/2018	4,647	4,632	0.5	4,647
ABP Corporation	Senior loan	P + 3.50%	(e)	7.75%	09/2018	334	332	—	334
Benihana, Inc.*^	One stop	L + 7.00%	(a)(c)	8.32%	01/2019	16,099	15,945	1.7	15,951
Benihana, Inc.	One stop	L + 7.00%	(c)(e)	9.16%	07/2018	1,726	1,711	0.2	1,706
C. J. Foods, Inc.*^	One stop	L + 6.25%	(c)	7.58%	05/2019	5,205	5,164	0.5	5,205
C. J. Foods, Inc.	One stop	L + 6.25%	(c)	7.58%	05/2019	656	651	0.1	656
C. J. Foods, Inc.	One stop	L + 6.25%	(c)	7.56%	05/2019	129	125	—	129
Cafe Rio Holding, Inc.*^	One stop	L + 5.75%	(c)	7.08%	09/2023	10,475	10,294	1.1	10,371
Cafe Rio Holding, Inc.(4)	One stop	L + 5.75%		N/A(5)	09/2023	—	(2)	—	(1)
Cafe Rio Holding, Inc.(4)	One stop	L + 5.75%		N/A(5)	09/2023	—	(5)	—	(3)
Firebirds International, LLC*	One stop	L + 5.75%	(c)	7.06%	05/2018	1,063	1,058	0.1	1,063
Firebirds International, LLC*	One stop	L + 5.75%	(c)	7.06%	05/2018	299	297	—	299
Firebirds International, LLC^	One stop	L + 5.75%	(c)	7.06%	12/2018	96	95	—	96
Firebirds International, LLC	One stop	L + 5.75%		N/A(5)	12/2018	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (16)
Beverage, Food and Tobacco - (continued)
Firebirds International, LLC(4)	One stop	L + 5.75%		N/A(5)	05/2018	$—	$(1)	—%	$—
FWR Holding Corporation^	One stop	L + 6.00%	(c)	7.40%	08/2023	5,312	5,234	0.6	5,259
FWR Holding Corporation	One stop	L + 6.00%	(a)(c)	7.28%	08/2023	18	17	—	18
FWR Holding Corporation(4)	One stop	L + 6.00%		N/A(5)	08/2023	—	(2)	—	(2)
Global Franchise Group, LLC*	Senior loan	L + 5.75%	(c)	7.07%	12/2019	3,530	3,496	0.4	3,495
Global Franchise Group, LLC	Senior loan	L + 5.75%		N/A(5)	12/2019	—	—	—	—
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(a)	9.24%	08/2020	653	645	0.1	653
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(a)	9.24%	08/2020	266	265	—	266
Hopdoddy Holdings, LLC	One stop	L + 8.00%		N/A(5)	08/2020	—	—	—	—
Julio & Sons Company	One stop	L + 5.50%		N/A(5)	12/2018	—	—	—	—
Mid-America Pet Food, L.L.C.^	One stop	L + 5.50%	(c)	6.83%	12/2021	5,640	5,568	0.6	5,640
Mid-America Pet Food, L.L.C.(4)	One stop	L + 5.50%		N/A(5)	12/2021	—	(1)	—	—
NBC Intermediate, LLC #	Senior loan	L + 4.50%	(a)	5.74%	09/2023	2,288	2,265	0.2	2,265
NBC Intermediate, LLC	Senior loan	L + 4.50%		N/A(5)	09/2023	—	—	—	—
P&P Food Safety US Acquisition, Inc.*	One stop	L + 6.50%	(c)	7.82%	11/2021	4,126	4,083	0.4	4,126
P&P Food Safety US Acquisition, Inc.	One stop	P + 5.25%	(e)	9.50%	11/2021	13	13	—	13
Purfoods, LLC	One stop	L + 6.25%	(c)	7.57%	05/2021	8,561	8,407	0.9	8,561
Purfoods, LLC	One stop	N/A		3.50% cash/7.00% PIK	05/2026	109	109	—	112
Purfoods, LLC	One stop	L + 6.25%	(a)(c)	7.55%	05/2021	70	69	—	70
Purfoods, LLC	One stop	L + 6.25%	(c)	7.58%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.25%	(a)	7.49%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.25%	(c)	7.58%	05/2021	14	14	—	14
Purfoods, LLC	One stop	L + 6.25%	(c)	7.58%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 6.25%	(c)	7.58%	05/2021	10	10	—	10
Restaurant Holding Company, LLC#	Senior loan	L + 7.75%	(a)	8.99%	02/2019	4,469	4,455	0.4	4,246
Rubio's Restaurants, Inc.*^	Senior loan	L + 4.75%	(c)	6.07%	11/2018	8,828	8,807	0.9	8,828
Smashburger Finance LLC	Senior loan	L + 5.50%	(c)	6.83%	05/2018	79	79	—	69
Smashburger Finance LLC(4)	Senior loan	L + 5.50%		N/A(5)	05/2018	—	(1)	—	—
Surfside Coffee Company LLC#c	One stop	L + 5.25%	(c)	6.58%	06/2020	4,436	4,411	0.5	4,436
Surfside Coffee Company LLC	One stop	L + 5.25%	(c)	6.58%	06/2020	335	334	—	335
Surfside Coffee Company LLC	One stop	L + 5.25%	(c)	6.57%	06/2020	30	30	—	30
Tate's Bake Shop, Inc.^	Senior loan	L + 5.00%	(c)	6.33%	08/2019	591	588	0.1	591
Uinta Brewing Company^	One stop	L + 8.50%	(a)	9.74%	08/2019	3,734	3,720	0.4	3,622
Uinta Brewing Company	One stop	L + 8.50%	(a)	9.74%	08/2019	539	535	0.1	517
						102,184	101,141	10.6	101,196
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	(a)	5.99%	05/2021	1,462	1,458	0.2	1,469

Building and Real Estate
Brooks Equipment Company, LLC*^	One stop	L + 5.00%	(b)(c)	6.32%	08/2020	21,846	21,687	2.3	21,846
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(c)	6.32%	08/2020	5,400	5,366	0.6	5,400
Brooks Equipment Company, LLC	One stop	L + 5.00%	(a)	6.24%	08/2020	890	880	0.1	890
Jensen Hughes, Inc.#	Senior loan	L + 5.00%	(d)	6.45%	12/2021	153	152	—	153
MRI Software LLC^	One stop	L + 6.00%	(c)	7.33%	06/2023	23,923	23,312	2.5	23,683
MRI Software LLC#	One stop	L + 6.00%	(c)	7.33%	06/2023	13,883	13,744	1.4	13,744
MRI Software LLC	One stop	L + 6.00%	(c)	7.32%	06/2023	167	165	—	165
MRI Software LLC(4)	One stop	L + 6.00%		N/A(5)	06/2023	—	(3)	—	(2)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)		Amortized Cost	Percentage of Net Assets	Fair Value (16)
Building and Real Estate - (continued)
MRI Software LLC(4)	One stop	L + 6.00%	(c)	N/A(5)	06/2023	$—		$(7)	$—%	$(5)
						66,262		65,296	6.9	65,874
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	(c)	7.08%	02/2020	2,333		2,316	0.2	2,333
Flexan, LLC	One stop	P + 4.50%	(e)	8.75%	02/2020	2		1	—	2
						2,335		2,317	0.2	2,335
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.*^#	One stop	L + 5.75%	(c)	7.05%	09/2020	31,371		31,164	3.3	31,371
Chase Industries, Inc.#	One stop	L + 5.75%	(c)	7.05%	09/2020	4,771		4,747	0.5	4,771
Chase Industries, Inc.	One stop	L + 5.75%	(a)	6.99%	09/2020	324		313	—	324
Inventus Power, Inc.*^	One stop	L + 6.50%	(a)	7.74%	04/2020	8,140		8,098	0.7	7,326
Inventus Power, Inc.	One stop	L + 6.50%	(a)	7.74%	04/2020	251		248	—	198
Onicon Incorporated*^#	One stop	L + 6.00%	(c)	7.33%	04/2020	12,878		12,782	1.3	12,878
Onicon Incorporated(4)	One stop	L + 6.00%		N/A(5)	04/2020	—		(4)	—	—
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	(b)	6.28%	08/2022	1,750	1	1,709	0.2	1,750
Plex Systems, Inc.*^	One stop	L + 7.50%	(d)	8.96%	06/2020	18,797	1	18,527	2.0	18,797
Plex Systems, Inc.(4)	One stop	L + 7.50%		N/A(5)	06/2020	—	1	(22)	—	—
Reladyne, Inc.*^#	Senior loan	L + 5.00%	(a)	6.24%	07/2022	17,049	1	16,812	1.8	16,879
Reladyne, Inc.(4)	Senior loan	L + 5.00%		N/A(5)	07/2022	—	1	(2)	—	(2)
Reladyne, Inc.(4)	Senior loan	L + 5.00%		N/A(5)	07/2022	—	1	(5)	—	(5)
Sunless Merger Sub, Inc.#	Senior loan	L + 5.00%	(a)(e)	6.27%	07/2019	1,457	1	1,463	0.2	1,457
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	(e)	8.00%	07/2019	326	1	326	—	326
						97,114		96,156	10.0	96,070
Diversified/Conglomerate Service
Accela, Inc.#	One stop	L + 6.25%	(c)	7.58%	09/2023	5,842	1	5,754	0.6	5,783
Accela, Inc.	One stop	P + 5.25%	(e)	9.50%	09/2023	1	1	—	—	1
Actiance, Inc.*^	One stop	L + 9.00%	(a)	10.24%	10/2019	3,962	1	3,862	0.4	3,962
Actiance, Inc.	One stop	L + 9.00%	(a)	10.24%	10/2019	20	1	20	—	20
Agility Recovery Solutions Inc.*^	One stop	L + 6.50%	(c)	7.81%	03/2020	13,924	1	13,823	1.4	13,924
Agility Recovery Solutions Inc.(4)	One stop	L + 6.50%		N/A(5)	03/2020	—	1	(4)	—	—
Anaqua, Inc.#	One stop	L + 6.50%	(c)	7.81%	07/2022	7,018	1	6,917	0.7	6,948
Anaqua, Inc.(4)	One stop	L + 6.50%		N/A(5)	07/2022	—	1	(1)	—	(1)
Bomgar Corporation^	One stop	L + 7.50%	(c)	8.83%	06/2022	4,839	1	4,762	0.5	4,839
Bomgar Corporation(4)	One stop	L + 7.50%		N/A(5)	06/2022	—	1	(2)	—	—
Clearwater Analytics, LLC*^	One stop	L + 7.50%	(a)	8.74%	09/2022	9,594	1	9,451	1.0	9,594
Clearwater Analytics, LLC	One stop	L + 7.50%	(a)	8.74%	09/2022	9	1	8	—	9
Daxko Acquisition Corporation*^	One stop	L + 6.50%	(a)	7.74%	09/2022	8,472	1	8,366	0.9	8,472
Daxko Acquisition Corporation	One stop	L + 6.50%		N/A(5)	09/2022	—	1	—	—	—
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	7.55%	06/2022	11,114	1	10,918	1.1	11,114
EGD Security Systems, LLC^	One stop	L + 6.25%	(a)	7.49%	06/2022	98	1	97	—	98
EGD Security Systems, LLC	One stop	L + 6.25%	(a)(c)	7.55%	06/2022	35	1	34	—	35
EGD Security Systems, LLC(4)	One stop	L + 6.25%		N/A(5)	06/2022	—	1	(1)	—	—
HealthcareSource HR, Inc.*	One stop	L + 6.75%	(c)	8.08%	05/2020	20,719	1	20,439	2.1	20,719
HealthcareSource HR, Inc.(4)	One stop	L + 6.75%		N/A(5)	05/2020	—	1	(1)	—	—
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	3,098	1	3,055	0.3	3,098
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	2,597	1	2,470	0.3	2,597
Host Analytics, Inc.(4)	One stop	N/A		N/A(5)	08/2021	—	1	(7)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)		Amortized Cost	Percentage of Net Assets	Fair Value (16)
Diversified/Conglomerate Service - (continued)
III US Holdings, LLC(4)	One stop	L + 6.50%		N/A(5)	09/2022	$—	1	$(1)	$—%	$—
Integration Appliance, Inc.*^	One stop	L + 8.25%	(c)	9.57%	09/2020	16,123	1	16,020	1.7	16,123
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.57%	09/2020	7,914	1	7,806	0.8	7,914
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.57%	09/2020	5,396	1	5,329	0.6	5,396
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.57%	09/2020	2,484	1	2,462	0.3	2,484
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.57%	09/2020	924	1	917	0.1	924
Integration Appliance, Inc.*	One stop	L + 8.25%	(c)	9.57%	09/2020	719	1	712	0.1	719
Maverick Bidco Inc.*#	One stop	L + 6.25%	(c)	7.56%	04/2023	17,645	1	17,311	1.8	17,645
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	7.57%	04/2023	27	1	25	—	27
Maverick Bidco Inc.(4)	One stop	L + 6.25%		N/A(5)	04/2023	—	1	(2)	—	—
MMan Acquisition Co.#	One stop	L + 6.00%	(b)	7.26%	08/2023	9,824	1	9,680	1.0	9,726
MMan Acquisition Co.	One stop	L + 6.00%	(c)	7.33%	08/2023	10	1	9	—	9
Netsmart Technologies, Inc.#	Senior loan	L + 4.50%	(c)	5.83%	04/2023	1,755	1	1,740	0.2	1,779
Netsmart Technologies, Inc.(4)	Senior loan	L + 4.75%		N/A(5)	04/2023	—	1	(8)	—	—
PT Intermediate Holdings III, LLC	One stop	L + 6.50%	(a)	7.74%	06/2022	22,028	1	21,594	2.3	22,028
PT Intermediate Holdings III, LLC*	One stop	L + 6.50%	(a)	7.74%	06/2022	2,177	1	2,157	0.2	2,177
PT Intermediate Holdings III, LLC	One stop	L + 6.50%	(a)(e)	7.90%	06/2022	200	1	197	—	200
Saba Software, Inc.#	One stop	L + 5.50%	(a)	6.74%	05/2023	20,297	1	19,967	2.1	20,297
Saba Software, Inc.(4)	One stop	L + 5.50%		N/A(5)	05/2023	—	1	(2)	—	—
Saldon Holdings, Inc. *	Senior loan	L + 4.50%	(a)(b)	5.77%	09/2022	803	1	793	0.1	793
Secure-24, LLC*^	One stop	L + 5.00%	(c)	6.33%	08/2019	21,653	1	21,479	2.3	21,653
Secure-24, LLC(4)	One stop	L + 5.00%		N/A(5)	08/2019	—	1	(4)	—	—
Severin Acquisition, LLC^	Senior loan	L + 5.38%	(a)	6.62%	07/2021	883	1	873	0.1	898
Severin Acquisition, LLC^	Senior loan	L + 5.00%	(a)	6.24%	07/2021	786	1	778	0.1	789
Severin Acquisition, LLC^	Senior loan	L + 5.38%	(a)	6.62%	07/2021	601	1	594	0.1	611
Severin Acquisition, LLC^	Senior loan	L + 4.88%	(a)	6.12%	07/2021	194	1	192	—	194
Switchfly, Inc.	One stop	L + 10.00%	(c)	9.80% cash/1.50% PIK	04/2020	2,398	1	2,296	0.3	2,398
Switchfly, Inc.	One stop	L + 10.00%		N/A(5)	04/2020	—	1	—	—	—
Telesoft, LLC#	One stop	L + 5.50%	(c)	6.81%	07/2022	4,192	1	4,152	0.4	4,150
Telesoft, LLC(4)	One stop	L + 5.50%		N/A(5)	07/2022	—	1	(1)	—	(1)
Trintech, Inc.*^#	One stop	L + 6.00%	(c)	7.31%	10/2021	12,096	1	11,987	1.3	12,096
Trintech, Inc.	One stop	L + 6.00%		N/A(5)	10/2021	—	1	—	—	—
Vendavo, Inc.	One stop	L + 8.50%	(c)	9.80%	10/2019	17,982	1	17,804	1.9	17,982
Vendavo, Inc.(4)	One stop	L + 8.50%		N/A(5)	10/2019	—	1	(6)	—	—
Vendor Credentialing Service LLC^	One stop	L + 6.00%	(a)	7.24%	11/2021	12,239	1	12,018	1.3	12,239
Vendor Credentialing Service LLC(4)	One stop	L + 6.00%		N/A(5)	11/2021	—	1	(1)	—	—
Verisys Corporation*	One stop	L + 6.75%	(c)	8.08%	01/2023	3,926	1	3,873	0.4	3,926
Verisys Corporation(4)	One stop	L + 6.75%		N/A(5)	01/2023	—	1	(1)	—	—
Workforce Software, LLC^	One stop	L + 10.50%	(c)	4.80% cash/7.00% PIK	06/2021	5,343	1	5,315	0.6	5,343
Workforce Software, LLC	One stop	L + 10.50%	(c)	4.80% cash/7.00% PIK	06/2021	50	1	50	—	50
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 9.25%	(a)	9.74% cash/0.75% PIK	08/2021	4,874	1	4,803	0.5	4,874
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 9.25%	(a)	9.74% cash/0.75% PIK	08/2021	20	1	20	—	20
						286,905		282,887	29.9	286,675
Ecological
Pace Analytical Services, LLC	One stop	L + 6.00%	(a)	7.24%	09/2022	15,345	1	14,994	1.6	15,345
Pace Analytical Services, LLC^	One stop	L + 6.00%	(a)	7.24%	09/2022	1,427	1	1,406	0.2	1,427
Pace Analytical Services, LLC	One stop	L + 6.00%	(a)	7.24%	09/2022	349	1	344	—	349

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)		Amortized Cost	Percentage of Net Assets	Fair Value (16)
Ecological - (continued)
Pace Analytical Services, LLC	One stop	L + 6.00%	(a)	7.24%	09/2022	$25	1	$24	$—%	$25
Pace Analytical Services, LLC(4)	One stop	L + 6.00%		N/A(5)	09/2022	—	1	(5)	—	—
WRE Holding Corp.#	Senior loan	L + 4.75%	(a)	5.99%	01/2023	1,019	1	1,008	0.1	1,019
WRE Holding Corp.	Senior loan	L + 4.75%	(a)(c)	6.00%	01/2023	7	1	7	—	7
WRE Holding Corp.	Senior loan	L + 4.75%		N/A(5)	01/2023	—	1	—	—	—
WRE Holding Corp.(4)	Senior loan	L + 4.75%		N/A(5)	01/2023	—	1	(1)	—	—
						18,172		17,777	1.9	18,172
Electronics
Appriss Holdings, Inc.*^	Senior loan	L + 5.25%	(c)	6.58%	11/2020	15,295	1	15,157	1.6	15,295
Appriss Holdings, Inc.	Senior loan	L + 5.25%	(b)	6.53%	11/2020	1,892	1	1,869	0.2	1,892
Compusearch Software Holdings, Inc.^	Senior loan	L + 4.25%	(c)	5.58%	05/2021	1,735	1	1,733	0.2	1,735
Diligent Corporation#	One stop	L + 6.25%	(c)	7.58%	04/2022	4,928	1	4,860	0.5	4,928
Diligent Corporation*	One stop	L + 6.25%	(c)	7.58%	04/2022	4,839	1	4,735	0.5	4,839
Diligent Corporation*^	One stop	L + 6.25%	(c)	7.58%	04/2022	2,648	1	2,609	0.3	2,648
Diligent Corporation(4)	One stop	L + 6.25%		N/A(5)	04/2022	—	1	(2)	—	—
Gamma Technologies, LLC^	One stop	L + 4.75%	(a)	5.99%	06/2021	7,555	1	7,508	0.8	7,555
Gamma Technologies, LLC(4)	One stop	L + 5.00%		N/A(5)	06/2021	—	1	(1)	—	—
LD Intermediate Holdings, Inc.*^	Senior loan	L + 5.88%	(c)	7.19%	12/2022	2,540	1	2,362	0.2	2,390
Park Place Technologies LLC*^	Senior loan	L + 5.00%	(c)	6.33%	06/2022	15,751	1	15,587	1.6	15,594
Park Place Technologies LLC(4)	One stop	L + 5.00%		N/A(5)	06/2022	—	1	(2)	—	(2)
Sloan Company, Inc., The#	One stop	L + 7.25%	(c)	8.58%	04/2020	7,437	1	7,364	0.7	7,065
Sloan Company, Inc., The	One stop	L + 7.25%	(c)	8.57%	04/2020	33	1	32	—	30
Sovos Compliance*^	One stop	L + 6.00%	(a)	7.24%	03/2022	9,328	1	9,186	1.0	9,235
Sovos Compliance(4)	One stop	L + 6.00%		N/A(5)	03/2022	—	1	(2)	—	(1)
Sovos Compliance Formerly Taxware, LLC^	One stop	L + 6.00%	(a)	7.24%	03/2022	1,569	1	1,546	0.2	1,553
Sovos Compliance Formerly Taxware, LLC	One stop	L + 6.00%		N/A(5)	03/2022	—	1	—	—	—
Watchfire Enterprises, Inc.	Second Lien	L + 8.00%	(c)	9.33%	10/2021	9,434	1	9,306	1.0	9,434
						84,984		83,847	8.8	84,190
Grocery
MyWebGrocer, Inc.*	One stop	L + 8.75%	(a)	10.00%	10/2017	14,271	1	14,265	1.5	14,271

Healthcare, Education and Childcare
Active Day, Inc.	One stop	L + 6.00%	(a)	7.24%	12/2021	13,401	1	13,145	1.4	13,401
Active Day, Inc.^	One stop	L + 6.00%	(a)	7.24%	12/2021	1,034	1	1,021	0.1	1,034
Active Day, Inc.	One stop	L + 6.00%	(a)	7.24%	12/2021	666	1	660	0.1	666
Active Day, Inc.	One stop	L + 6.00%	(a)	7.24%	12/2021	460	1	455	—	460
Active Day, Inc.(4)	One stop	L + 6.00%		N/A(5)	12/2021	—	1	(1)	—	—
Active Day, Inc.(4)	One stop	L + 6.00%		N/A(5)	12/2021	—	1	(3)	—	—
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(b)(c)	8.04%	03/2022	3,614	1	3,533	0.4	3,614
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(c)	8.06%	03/2022	38	1	36	—	38
Acuity Eyecare Holdings, LLC(4)	One stop	L + 6.75%		N/A(5)	03/2022	—	1	(1)	—	—
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(c)	7.08%	05/2022	21,281	1	20,788	2.2	20,855
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(c)	7.08%	05/2022	108	1	107	—	106
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	(e)	9.00%	05/2022	95	1	93	—	93
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(c)	7.08%	05/2022	32	1	31	—	31
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	(e)	9.00%	05/2022	5	1	2	—	5
Agilitas USA, Inc.#	One stop	L + 6.00%	(c)	7.30%	04/2022	8,439	1	8,362	0.9	8,439
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)		Amortized Cost	Percentage of Net Assets	Fair Value (16)
Healthcare, Education and Childcare - (continued)
Agilitas USA, Inc.	One stop	L + 6.00%	(c)	7.30%	04/2022	$10	1	$9	$—%	$10
Agilitas USA, Inc.(4)	One stop	L + 6.00%		N/A(5)	04/2022	—	1	(1)	—	—
Aris Teleradiology Company, LLC*	Senior loan	L + 5.50%	(c)	6.83%	03/2021	2,699	1	2,679	0.2	2,322
Aris Teleradiology Company, LLC	Senior loan	L + 5.50%	(c)	6.81%	03/2021	25	1	25	—	21
Avalign Technologies, Inc.^	Senior loan	L + 4.50%	(a)	5.74%	07/2021	1,442	1	1,437	0.2	1,438
BIORECLAMATIONIVT, LLC*^#	One stop	L + 5.75%	(a)	6.99%	01/2021	15,764	1	15,586	1.7	15,764
BIORECLAMATIONIVT, LLC	One stop	P + 4.75%	(e)	9.00%	01/2021	55	1	54	—	55
California Cryobank, LLC^	One stop	L + 5.50%	(c)	6.83%	08/2019	1,479	1	1,473	0.2	1,479
California Cryobank, LLC^	One stop	L + 5.50%	(c)	6.83%	08/2019	567	1	561	0.1	567
California Cryobank, LLC^	One stop	L + 5.50%	(c)	6.83%	08/2019	189	1	189	—	189
California Cryobank, LLC(4)	One stop	L + 5.50%		N/A(5)	08/2019	—	1	(1)	—	—
CLP Healthcare Services, Inc.^	Senior loan	L + 5.25%	(c)	6.58%	12/2020	3,924	1	3,897	0.4	3,846
Curo Health Services LLC#	Senior loan	L + 4.00%	(b)(c)	5.31%	02/2022	3,273	1	3,261	0.3	3,283
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	(c)	6.58%	07/2021	18,776	1	18,515	2.0	18,776
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	(c)	6.58%	07/2021	13,467	1	13,355	1.4	13,467
DCA Investment Holding, LLC#	One stop	L + 5.25%	(c)	6.58%	07/2021	2,475	1	2,436	0.3	2,475
DCA Investment Holding, LLC	One stop	P + 4.25%	(e)	8.50%	07/2021	657	1	645	0.1	657
DCA Investment Holding, LLC(4)	One stop	L + 5.25%		N/A(5)	07/2021	—	1	(3)	—	—
Deca Dental Management LLC*^	One stop	L + 6.25%	(c)	7.58%	07/2020	4,086	1	4,052	0.4	4,086
Deca Dental Management LLC	One stop	L + 6.25%	(a)(c)	7.57%	07/2020	497	1	493	0.1	497
Deca Dental Management LLC	One stop	L + 6.25%	(a)	7.49%	07/2020	50	1	50	—	50
Deca Dental Management LLC(4)	One stop	L + 6.25%		N/A(5)	07/2020	—	1	(2)	—	—
Delta Educational Systems*(6)	Senior loan	P + 6.75%	(e)	9.00% cash/2.00% PIK	12/2018	1,438	1	1,433	—	—
Delta Educational Systems(4)(6)	Senior loan	L + 6.00%		N/A(5)	12/2018	—	1	—	—	(60)
Dental Holdings Corporation	One stop	L + 5.50%	(c)	6.81%	02/2020	7,436	1	7,339	0.8	7,287
Dental Holdings Corporation	One stop	L + 5.50%	(b)	6.78%	02/2020	1,133	1	1,121	0.1	1,110
Dental Holdings Corporation	One stop	L + 5.50%	(c)	6.82%	02/2020	220	1	211	—	198
eSolutions, Inc.*^	One stop	L + 6.50%	(a)	7.74%	03/2022	20,091	1	19,787	2.1	20,091
eSolutions, Inc.(4)	One stop	L + 6.50%		N/A(5)	03/2022	—	1	(1)	—	—
Excelligence Learning Corporation^	One stop	L + 6.00%	(a)	7.24%	04/2023	4,854	1	4,809	0.5	4,854
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	7.58%	05/2023	8,006	1	7,800	0.8	8,006
Eyecare Services Partners Holdings LLC	One stop	P + 5.25%	(e)	9.50%	05/2023	17	1	14	—	17
Eyecare Services Partners Holdings LLC(4)	One stop	L + 6.25%		N/A(5)	05/2023	—	1	(4)	—	—
Eyecare Services Partners Holdings LLC(4)	One stop	L + 6.25%		N/A(5)	05/2023	—	1	(5)	—	—
G & H Wire Company, Inc.#	One stop	L + 5.50%	(c)	6.81%	09/2023	5,642	1	5,572	0.6	5,585
G & H Wire Company, Inc.(4)	One stop	L + 5.50%		N/A(5)	09/2023	—	1	(1)	—	(1)
Immucor, Inc. #	Senior loan	L + 5.00%	(a)	6.24%	06/2021	1,613	1	1,592	0.2	1,639
Joerns Healthcare, LLC*^	One stop	L + 6.50%	(c)	7.82%	05/2020	3,497	1	3,462	0.3	3,281
Kareo, Inc.	One stop	L + 9.00%	(b)	10.27%	06/2022	4,518	1	4,303	0.5	4,518
Kareo, Inc.	One stop	L + 9.00%		N/A(5)	06/2022	—	1	—	—	—
Katena Holdings, Inc.^	One stop	L + 6.25%	(c)	7.58%	06/2021	8,611	1	8,555	0.9	8,439
Katena Holdings, Inc.^	One stop	L + 6.25%	(c)	7.58%	06/2021	841	1	836	0.1	824
Katena Holdings, Inc.	One stop	P + 5.25%	(e)	9.50%	06/2021	64	1	63	—	62
Lombart Brothers, Inc.#	One stop	L + 6.75%	(c)	8.08%	04/2022	3,631	1	3,548	0.4	3,631
Lombart Brothers, Inc.#(7)	One stop	L + 6.75%	(c)	8.08%	04/2022	1,664	1	1,639	0.2	1,664
Lombart Brothers, Inc.	One stop	P + 5.50%	(e)	9.75%	04/2022	36	1	35	—	36
Lombart Brothers, Inc.(7)	One stop	L + 6.75%		N/A(5)	04/2022	—	1	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)		Amortized Cost	Percentage of Net Assets	Fair Value (16)
Healthcare, Education and Childcare - (continued)
Maverick Healthcare Group, LLC*	Senior loan	L + 7.50%	(a)	7.25% cash/2.00% PIK	12/2017	$1,959	1	$1,959	$0.2%	$1,900
Maverick Healthcare Group, LLC	Senior loan	P + 6.50%	(e)	5.25% cash/5.50% PIK	12/2017	82	1	82	—	82
MWD Management, LLC & MWD Services, Inc.#	One stop	L + 5.25%	(c)	6.58%	06/2023	5,925	1	5,854	0.6	5,925
MWD Management, LLC & MWD Services, Inc.(4)	One stop	L + 5.25%		N/A(5)	06/2022	—	1	(1)	—	—
MWD Management, LLC & MWD Services, Inc.(4)	One stop	L + 5.25%		N/A(5)	06/2023	—	1	(2)	—	—
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	7.83%	05/2022	9,434	1	9,226	1.0	9,434
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	7.83%	05/2022	952	1	938	0.1	952
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(a)(b)(c)	7.78%	05/2022	201	1	199	—	201
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	7.81%	05/2022	46	1	45	—	46
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.50%	(c)	7.83%	05/2022	42	1	41	—	42
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	7.83%	05/2022	33	1	32	—	33
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	7.83%	05/2022	30	1	30	—	30
Oliver Street Dermatology Holdings, LLC(4)	One stop	L + 6.50%		N/A(5)	05/2022	—	1	(1)	—	—
Oliver Street Dermatology Holdings, LLC(4)	One stop	L + 6.50%		N/A(5)	05/2022	—	1	(1)	—	—
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(b)	7.53%	08/2021	9,980	1	9,768	1.0	9,980
Pinnacle Treatment Centers, Inc.	One stop	P + 5.00%	(e)	9.25%	08/2021	30	1	29	—	30
Pinnacle Treatment Centers, Inc.(4)	One stop	L + 6.25%		N/A(5)	08/2021	—	1	(2)	—	—
PPT Management Holdings, LLC^	One stop	L + 6.00%	(c)	7.33%	12/2022	10,223	1	10,022	1.0	10,018
PPT Management Holdings, LLC	One stop	L + 6.00%	(c)	7.33%	12/2022	135	1	132	—	132
PPT Management Holdings, LLC	One stop	L + 6.00%	(a)	7.24%	12/2022	50	1	46	—	46
Premise Health Holding Corp.*^#	One stop	L + 4.50%	(c)	5.83%	06/2020	14,812	1	14,753	1.5	14,812
Premise Health Holding Corp.(4)	One stop	L + 4.50%		N/A(5)	06/2020	—	1	(12)	—	—
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(a)	7.74%	08/2019	150	1	148	—	150
Radiology Partners, Inc.^#	One stop	L + 5.75%	(c)	7.08%	09/2020	22,345	1	22,111	2.3	22,345
Radiology Partners, Inc.	One stop	L + 5.75%	(c)	7.08%	09/2020	925	1	909	0.1	925
Radiology Partners, Inc.	One stop	L + 5.75%	(c)	7.08%	09/2020	701	1	700	0.1	701
Radiology Partners, Inc.(4)	One stop	L + 5.75%		N/A(5)	09/2020	—	1	(4)	—	—
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	(c)	6.33%	12/2017	2,474	1	2,472	0.3	2,474
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	(e)	8.25%	12/2017	352	1	351	—	352
Riverchase MSO, LLC#	Senior loan	L + 5.25%	(c)	6.58%	10/2022	4,981	1	4,917	0.5	4,981
Riverchase MSO, LLC	Senior loan	L + 5.25%	(c)	6.58%	10/2022	28	1	27	—	28
RXH Buyer Corporation*^	One stop	L + 5.75%	(c)	7.08%	09/2021	17,259	1	17,032	1.8	16,914
RXH Buyer Corporation*	One stop	L + 5.75%	(c)	7.08%	09/2021	1,953	1	1,928	0.2	1,914
RXH Buyer Corporation	One stop	L + 5.75%	(c)(e)	7.61%	09/2021	55	1	52	—	51
SLMP, LLC	One stop	L + 6.00%	(a)	7.24%	05/2023	6,196	1	6,050	0.6	6,196
SLMP, LLC	One stop	N/A		7.50% PIK	05/2027	83	1	83	—	83
SLMP, LLC(4)	One stop	L + 6.00%		N/A(5)	05/2023	—	1	(1)	—	—
SLMP, LLC(4)	One stop	L + 6.00%		N/A(5)	05/2023	—	1	(1)	—	—
Spear Education, LLC^	One stop	L + 6.00%	(c)	7.30%	08/2019	4,644	1	4,622	0.5	4,644
Spear Education, LLC	One stop	L + 6.00%	(c)	7.30%	08/2019	75	1	75	—	75
Spear Education, LLC(4)	One stop	L + 6.00%		N/A(5)	08/2019	—	1	—	—	(1)
Summit Behavioral Holdings I, LLC*	One stop	L + 5.00%	(a)	6.24%	06/2021	4,338	1	4,297	0.5	4,338
Summit Behavioral Holdings I, LLC	One stop	L + 5.00%	(a)	6.24%	06/2021	113	1	112	—	113
Summit Behavioral Holdings I, LLC	One stop	L + 5.00%	(a)	6.24%	06/2021	5	1	5	—	5
WHCG Management, LLC*	Senior loan	L + 4.75%	(c)	6.08%	03/2023	2,394	1	2,367	0.2	2,394
WHCG Management, LLC(4)	Senior loan	L + 4.75%		N/A(5)	03/2023	—	1	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)		Amortized Cost	Percentage of Net Assets	Fair Value (16)
Healthcare, Education and Childcare - (continued)
WHCG Management, LLC(4)	Senior loan	L + 4.75%		N/A(5)	03/2023	$—	1	$(3)	$—%	$—
WIRB-Copernicus Group, Inc.*^	Senior loan	L + 5.00%	(c)	6.33%	08/2022	9,812	1	9,733	1.0	9,812
WIRB-Copernicus Group, Inc.	Senior loan	L + 5.00%		N/A(5)	08/2022	—	1	—	—	—
Young Innovations, Inc.*	Senior loan	L + 5.00%	(c)	6.33%	01/2019	3,587	1	3,566	0.4	3,587
Young Innovations, Inc.	Senior loan	L + 5.00%	(c)	6.33%	01/2019	9	1	9	—	9
						328,333		323,739	33.9	324,658
Home and Office Furnishings, Housewares, and Durable Consumer
CST Buyer Company^	Senior loan	L + 6.25%	(c)	7.58%	03/2023	2,642	1	2,576	0.3	2,642
CST Buyer Company(4)	Senior loan	L + 6.25%		N/A(5)	03/2023	—	1	(1)	—	—
Plano Molding Company, LLC*^#	One stop	L + 7.50%	(a)	8.74%	05/2021	14,485	1	14,331	1.3	12,312
						17,127		16,906	1.6	14,954
Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC*^	One stop	L + 5.50%	(a)	6.74%	06/2022	10,041	1	9,875	1.0	10,041
Aimbridge Hospitality, LLC	One stop	L + 5.50%	(a)	6.74%	06/2022	16	1	15	—	16
Aimbridge Hospitality, LLC(4)	One stop	L + 5.50%		N/A(5)	06/2022	—	1	(1)	—	—
						10,057		9,889	1.0	10,057
Insurance
Captive Resources Midco, LLC*^#	One stop	L + 5.75%	(a)	6.99%	06/2020	24,253	1	24,075	2.5	24,253
Captive Resources Midco, LLC(4)	One stop	L + 5.75%		N/A(5)	06/2020	—	1	(12)	—	—
Captive Resources Midco, LLC(4)	One stop	L + 5.75%		N/A(5)	06/2020	—	1	(13)	—	—
Higginbotham Insurance Agency, Inc.*	Senior loan	L + 5.00%	(a)	6.24%	11/2021	1,595	1	1,584	0.2	1,595
Internet Pipeline, Inc.	One stop	L + 7.25%	(a)	8.49%	08/2022	4,847	1	4,743	0.5	4,917
Internet Pipeline, Inc.*	One stop	L + 6.25%	(a)	7.48%	08/2022	2,098	1	2,078	0.2	2,046
Internet Pipeline, Inc.*	One stop	L + 6.25%	(a)	7.48%	08/2022	794	1	786	0.1	775
Internet Pipeline, Inc.(4)	One stop	L + 7.25%		N/A(5)	08/2021	—	1	(1)	—	1
RSC Acquisition, Inc.#	Senior loan	L + 5.25%	(c)	6.58%	11/2022	919	1	913	0.1	919
RSC Acquisition, Inc.(4)	Senior loan	L + 5.25%		N/A(5)	11/2022	—	1	(1)	—	—
						34,506		34,152	3.6	34,506
Leisure, Amusement, Motion Pictures, Entertainment
NFD Operating, LLC#	One stop	L + 7.00%	(c)	8.30%	06/2021	2,325	1	2,299	0.2	2,325
NFD Operating, LLC	One stop	L + 7.00%		N/A(5)	06/2021	—	1	—	—	—
NFD Operating, LLC(4)	One stop	L + 7.00%		N/A(5)	06/2021	—	1	(1)	—	—
PADI Holdco, Inc.*^#	One stop	L + 6.50%	(c)	7.84%	04/2023	19,550	1	19,278	2.1	19,550
PADI Holdco, Inc.	One stop	L + 6.50%	(b)(c)	7.78%	04/2022	72	1	70	—	72
Self Esteem Brands, LLC*^#	Senior loan	L + 4.75%	(a)	5.99%	02/2020	17,983	1	17,889	1.9	17,983
Self Esteem Brands, LLC(4)	Senior loan	L + 4.75%		N/A(5)	02/2020	—	1	(4)	—	—
Teaching Company, The	One stop	L + 7.00%	(a)(c)	8.32%	08/2020	18,835	1	18,673	1.9	18,459
Teaching Company, The	One stop	L + 7.00%	(a)(e)	8.24%	08/2020	25	1	24	—	23
Titan Fitness, LLC*	One stop	L + 7.00%	(a)	8.25%	09/2019	13,088	1	12,987	1.4	13,088
Titan Fitness, LLC	One stop	L + 7.00%	(a)	8.25%	09/2019	1,972	1	1,962	0.2	1,972
Titan Fitness, LLC*	One stop	L + 7.00%	(a)	8.25%	09/2019	1,733	1	1,725	0.2	1,733
Titan Fitness, LLC(4)	One stop	L + 7.00%		N/A(5)	09/2019	—	1	(9)	—	—
Titan Fitness, LLC(4)	One stop	L + 7.00%		N/A(5)	09/2019	—	1	(14)	—	—
						75,583		74,879	7.9	75,205

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)		Amortized Cost	Percentage of Net Assets	Fair Value (16)
Oil and Gas
Drilling Info, Inc.*^#	One stop	L + 6.25%	(b)	7.52%	06/2020	$6,399	1	$6,362	0.7%	$6,351
Drilling Info, Inc.	One stop	L + 6.25%		N/A(5)	06/2020	—	1	—	—	—
						6,399		6,362	0.7	6,351
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	6.83%	11/2021	5,678	1	5,600	0.6	5,678
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	(c)	6.83%	11/2021	495	1	491	0.1	495
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	6.83%	11/2021	347	1	344	0.1	347
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	6.83%	11/2021	58	1	57	—	58
IMPLUS Footwear, LLC	One stop	L + 6.75%	(c)	8.08%	04/2021	10,307	1	10,165	1.1	10,307
IMPLUS Footwear, LLC	One stop	L + 6.75%	(c)	8.07%	04/2021	1,815	1	1,790	0.2	1,815
Massage Envy, LLC*^#	One stop	L + 6.75%	(c)(e)	8.09%	09/2020	35,191	1	34,868	3.7	35,191
Massage Envy, LLC	One stop	L + 6.75%	(a)	7.99%	09/2020	316	1	306	—	316
Massage Envy, LLC	One stop	L + 6.75%	(c)(e)	8.07%	09/2020	100	1	99	—	100
Massage Envy, LLC	One stop	L + 6.75%	(c)	8.07%	09/2020	40	1	40	—	40
Massage Envy, LLC	One stop	L + 6.75%	(c)(e)	8.08%	09/2020	35	1	35	—	35
Massage Envy, LLC	One stop	L + 6.75%	(c)(e)	8.10%	09/2020	15	1	15	—	15
Massage Envy, LLC(4)	One stop	L + 6.75%		N/A(5)	09/2020	—	1	(1)	—	—
Orthotics Holdings, Inc.*#	One stop	L + 6.00%	(a)	7.24%	02/2020	8,290	1	8,222	0.8	8,125
Orthotics Holdings, Inc.*#(7)	One stop	L + 6.00%	(a)	7.24%	02/2020	1,359	1	1,348	0.1	1,332
Orthotics Holdings, Inc.(4)(7)	One stop	L + 6.00%		N/A(5)	02/2020	—	1	(1)	—	—
Orthotics Holdings, Inc.(4)	One stop	L + 6.00%		N/A(5)	02/2020	—	1	(10)	—	(4)
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	(c)(e)	6.32%	12/2017	4,287	1	4,284	0.4	4,278
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	(c)(e)	6.82%	12/2017	790	1	789	0.1	799
Team Technologies Acquisition Company(4)	Senior loan	L + 5.00%		N/A(5)	12/2017	—	1	—	—	(1)
						69,123		68,441	7.2	68,926
Personal, Food and Miscellaneous Services
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	6.83%	10/2021	42	1	41	—	42
Ignite Restaurant Group, Inc.^(6)	One stop	P + 6.00%	(e)	10.25%	02/2019	4,312	1	4,285	0.1	1,186
PetVet Care Centers LLC*^#	One stop	L + 6.00%	(c)	7.33%	06/2023	16,780	1	16,620	1.8	16,780
PetVet Care Centers LLC	One stop	L + 6.00%	(c)	7.32%	06/2023	430	1	421	—	430
PetVet Care Centers LLC	One stop	L + 6.00%	(b)	7.27%	06/2023	69	1	66	—	69
Southern Veterinary Partners, LLC#	One stop	L + 5.00%	(a)	6.24%	06/2020	3,900	1	3,873	0.4	3,900
Southern Veterinary Partners, LLC	One stop	L + 5.00%	(a)	6.23%	06/2020	160	1	158	—	160
Southern Veterinary Partners, LLC	One stop	L + 5.00%	(a)	6.23%	06/2020	17	1	17	—	17
Vetcor Professional Practices LLC*^#	One stop	L + 6.00%	(c)	7.33%	04/2021	28,750	1	28,348	3.0	28,750
Vetcor Professional Practices LLC*	One stop	L + 6.00%	(c)	7.33%	04/2021	956	1	949	0.1	956
Vetcor Professional Practices LLC#	One stop	L + 6.00%	(c)	7.33%	04/2021	948	1	934	0.1	948
Vetcor Professional Practices LLC	One stop	L + 6.00%	(c)	7.33%	04/2021	861	1	849	0.1	861
Vetcor Professional Practices LLC#	One stop	L + 6.00%	(c)	7.33%	04/2021	745	1	745	0.1	745
Vetcor Professional Practices LLC^	One stop	L + 6.00%	(c)	7.33%	04/2021	725	1	715	0.1	725
Vetcor Professional Practices LLC#	One stop	L + 6.00%	(c)	7.33%	04/2021	285	1	283	—	285
Vetcor Professional Practices LLC#	One stop	L + 6.00%	(c)	7.33%	04/2021	233	1	232	—	233
Vetcor Professional Practices LLC	One stop	L + 6.00%	(c)	7.33%	04/2021	219	1	211	—	219
Vetcor Professional Practices LLC	One stop	L + 6.00%	(c)	7.33%	04/2021	17	1	13	—	17
Veterinary Specialists of North America, LLC^	One stop	L + 5.25%	(c)	6.56%	07/2021	7,406	1	7,334	0.8	7,406
Veterinary Specialists of North America, LLC	One stop	L + 5.25%	(c)	6.58%	07/2021	89	1	74	—	89

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)		Amortized Cost	Percentage of Net Assets	Fair Value (16)
Personal, Food and Miscellaneous Services - (continued)
Veterinary Specialists of North America, LLC#	One stop	L + 5.25%	(c)	6.56%	07/2021	$63	1	$63	—%	$63
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.25%		N/A(5)	07/2021	—	1	(2)	—	—
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(a)	7.99%	09/2021	6,472	1	6,332	0.7	6,472
Wetzel's Pretzels, LLC(4)	One stop	L + 6.75%		N/A(5)	09/2021	—	1	(1)	—	—
						73,479		72,560	7.3	70,353
Printing and Publishing
Brandmuscle, Inc.^	Senior loan	L + 5.00%	(c)	6.33%	12/2021	624	1	619	0.1	629
Marketo, Inc.	One stop	L + 9.50%	(c)	10.83%	08/2021	9,940	1	9,709	1.0	9,940
Marketo, Inc.(4)	One stop	L + 9.50%		N/A(5)	08/2021	—	1	(1)	—	—
						10,564		10,327	1.1	10,569
Retail Stores
Batteries Plus Holding Corporation	One stop	L + 6.75%	(a)	7.99%	07/2022	13,722	1	13,440	1.4	13,722
Batteries Plus Holding Corporation(4)	One stop	L + 6.75%		N/A(5)	07/2022	—	1	(2)	—	—
CVS Holdings I, LP*^#	One stop	L + 6.25%	(a)	7.49%	08/2021	22,058	1	21,773	2.3	22,058
CVS Holdings I, LP*	One stop	L + 6.25%	(a)	7.49%	08/2021	318	1	313	—	318
CVS Holdings I, LP	One stop	L + 6.25%	(a)	7.49%	08/2021	34	1	28	—	34
CVS Holdings I, LP(4)	One stop	L + 6.25%		N/A(5)	08/2020	—	1	(2)	—	—
Cycle Gear, Inc.^	One stop	L + 6.50%	(c)	7.80%	01/2020	10,427	1	10,321	1.1	10,427
Cycle Gear, Inc.	One stop	L + 6.50%	(c)	7.82%	01/2020	607	1	602	0.1	607
Cycle Gear, Inc.(4)	One stop	L + 6.50%		N/A(5)	01/2020	—	1	(12)	—	—
DTLR, Inc.*^#	One stop	L + 6.50%	(c)	7.81%	08/2022	22,962	1	22,626	2.4	22,617
Elite Sportswear, L.P.	Senior loan	L + 5.25%	(c)	6.58%	03/2020	6,942	1	6,854	0.7	6,957
Elite Sportswear, L.P.	Senior loan	L + 5.00%	(c)	6.33%	03/2020	2,792	1	2,756	0.3	2,779
Elite Sportswear, L.P.	Senior loan	L + 5.25%	(c)	6.58%	03/2020	1,436	1	1,423	0.2	1,439
Elite Sportswear, L.P.*	Senior loan	L + 5.25%	(c)	6.55%	03/2020	471	1	467	0.1	472
Elite Sportswear, L.P.	Senior loan	L + 5.25%	(c)	6.58%	03/2020	218	1	215	—	218
Elite Sportswear, L.P.*	Senior loan	L + 5.25%	(a)	6.49%	03/2020	208	1	206	—	209
Elite Sportswear, L.P.	One stop	L + 5.00%		N/A(5)	06/2018	—	1	—	—	—
Elite Sportswear, L.P.(4)	Senior loan	L + 5.00%		N/A(5)	03/2020	—	1	(5)	—	(4)
Feeders Supply Company, LLC	One stop	L + 5.75%	(a)	6.99%	04/2021	5,049	1	4,966	0.5	5,049
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	59	1	59	—	59
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(5)	04/2021	—	1	—	—	—
Marshall Retail Group LLC, The^#	One stop	L + 6.00%	(c)	7.30%	08/2020	12,023	1	11,950	1.3	12,023
Marshall Retail Group LLC, The	One stop	P + 4.75%	(e)	9.00%	08/2019	293	1	279	—	293
Mills Fleet Farm Group LLC*^	One stop	L + 5.50%	(a)	6.74%	02/2022	1,815	1	1,723	0.2	1,815
Paper Source, Inc.^#	One stop	L + 6.25%	(c)	7.58%	09/2019	12,626	1	12,558	1.3	12,626
Paper Source, Inc.*	One stop	L + 6.25%	(c)	7.58%	09/2019	1,677	1	1,666	0.2	1,677
Paper Source, Inc.	One stop	P + 5.00%	(e)	9.25%	09/2019	525	1	515	0.1	525
Pet Holdings ULC*^(7)(8)	One stop	L + 5.50%	(c)	6.80%	07/2022	14,627	1	14,394	1.5	14,627
Pet Holdings ULC(7)(8)	One stop	L + 5.50%	(c)	6.81%	07/2022	56	1	55	—	56
Pet Holdings ULC(4)(7)(8)	One stop	L + 5.50%		N/A(5)	07/2022	—	1	(2)	—	—
PetPeople Enterprises, LLC#	One stop	L + 6.00%	(c)	7.32%	09/2023	3,145	1	3,107	0.3	3,114
PetPeople Enterprises, LLC	One stop	N/A		8.25% PIK	01/2019	155	1	155	—	155
PetPeople Enterprises, LLC(4)	One stop	L + 6.00%		N/A(5)	09/2023	—	1	—	—	(1)
PetPeople Enterprises, LLC(4)	One stop	L + 6.00%		N/A(5)	09/2023	—	1	(1)	—	—
						134,245		132,427	14.0	133,871

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)		Amortized Cost	Percentage of Net Assets	Fair Value (16)
Telecommunications
Arise Virtual Solutions, Inc.^	One stop	L + 6.00%	(c)	7.33%	12/2018	$1,260	1	$1,256	0.1%	$1,260
Arise Virtual Solutions, Inc.	One stop	L + 6.00%		N/A(5)	12/2018	—	1	—	—	—
NetMotion Wireless Holdings, Inc.*^#	One stop	L + 6.25%	(c)	7.58%	10/2021	7,338	1	7,249	0.8	7,338
NetMotion Wireless Holdings, Inc.(4)	One stop	L + 6.25%		N/A(5)	10/2021	—	1	(1)	—	—
						8,598		8,504	0.9	8,598
Textile and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	(a)	6.24%	10/2022	2,233	1	2,194	0.2	2,233
SHO Holding I Corporation	Senior loan	L + 4.00%	(a)(b)	5.24%	10/2021	16	1	15	—	14
						2,249		2,209	0.2	2,247
Utilities
Arcos, LLC	One stop	L + 6.00%	(c)	7.33%	02/2021	3,679	1	3,629	0.4	3,679
Arcos, LLC	One stop	L + 6.00%		N/A(5)	02/2021	—	1	—	—	—
Power Plan Holdings, Inc.*^	Senior loan	L + 5.25%	(a)	6.49%	02/2022	6,434	1	6,346	0.7	6,434
PowerPlan Holdings, Inc.*	Senior loan	L + 5.25%	(a)	6.49%	02/2022	5,659	1	5,606	0.5	5,659
PowerPlan Holdings, Inc.(4)	Senior loan	L + 5.25%		N/A(5)	02/2021	—	1	(6)	—	—
						15,772		15,575	1.6	15,772
Total non-controlled/non-affiliate company debt investments						$1,551,043		$1,531,357	160.2%	$1,534,909

Equity Investments (9)(10)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A		N/A	N/A	2	1	$1,506	0.1%	$835
NTS Technical Systems	Preferred stock B	N/A		N/A	N/A	—	1	256	—	275
NTS Technical Systems	Preferred stock A	N/A		N/A	N/A	—	1	128	—	150
Tresys Technology Holdings, Inc.	Common stock	N/A		N/A	N/A	295	1	295	—	—
Whitcraft LLC	Common stock	N/A		N/A	N/A	4	1	375	0.1	375
								2,560	0.2	1,635
Automobile
Polk Acquisition Corp.	LP interest	N/A		N/A	N/A	1		144	—	92

Beverage, Food and Tobacco
Atkins Nutritionals, Inc	LLC interest	N/A		N/A	N/A	57	1	—	0.1	578
Benihana, Inc.	LLC units	N/A		N/A	N/A	43	1	699	—	357
C. J. Foods, Inc.	Preferred stock	N/A		N/A	N/A	—	1	75	—	302
Cafe Rio Holding, Inc.	Common stock	N/A		N/A	N/A	2	1	224	—	224
Hopdoddy Holdings, LLC	LLC interest	N/A		N/A	N/A	27	1	130	—	89
Hopdoddy Holdings, LLC	LLC interest	N/A		N/A	N/A	12	1	36	—	25
Julio & Sons Company	LLC interest	N/A		N/A	N/A	521	1	521	0.1	1,012
P&P Food Safety US Acquisition, Inc.	LLC interest	N/A		N/A	N/A	2	1	204	—	210
Purfoods, LLC	LLC interest	N/A		N/A	N/A	381	1	381	—	411
Richelieu Foods, Inc.	LP interest	N/A		N/A	N/A	220	1	220	0.1	580
Rubio's Restaurants, Inc.	Preferred stock	N/A		N/A	N/A	2	1	945	0.2	1,951
Tate's Bake Shop, Inc.	LP interest	N/A		N/A	N/A	462	1	428	0.1	647
Uinta Brewing Company	LP interest	N/A		N/A	N/A	462	1	462	—	—
								4,325	0.6	6,386
Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A		N/A	N/A	10	1	1,021	0.1	1,502

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)		Amortized Cost	Percentage of Net Assets	Fair Value (16)
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock A	N/A	N/A	N/A	—	1	$90	0.1%	$108
Flexan, LLC	Common stock	N/A	N/A	N/A	1	1	—	—	17
							90	0.1	125
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.	LLC units	N/A	N/A	N/A	1	1	1,186	0.2	2,131
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	1	370	—	—
Inventus Power, Inc.	Common stock	N/A	N/A	N/A	—	1	—	—	—
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	1	249	0.1	463
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	160	1	160	—	—
							1,965	0.3	2,594
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A	N/A	N/A	296	1	296	—	296
Actiance, Inc.	Warrant	N/A	N/A	N/A	510	1	122	—	178
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	1	341	0.1	429
Bomgar Corporation	Common stock	N/A	N/A	N/A	—	1	107	—	120
Bomgar Corporation	Common stock	N/A	N/A	N/A	72	1	1	—	6
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	—	1	154	—	150
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	1	348	0.1	371
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	347	1	130	—	277
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	1	264	0.1	550
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	1	264	0.1	986
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	1	1	369	0.1	369
MMan Acquisition Co.	LP interest	N/A	N/A	N/A	263	1	263	—	263
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	1	417	0.1	459
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	103	1	4	—	4
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	1	148	0.1	802
Switchfly, Inc.	Warrant	N/A	N/A	N/A	60	1	85	—	136
Vendavo, Inc.	Preferred stock	N/A	N/A	N/A	894	1	894	0.1	831
Verisys Corporation	LLC interest	N/A	N/A	N/A	261	1	261	—	284
Vitalyst, LLC	Preferred stock A	N/A	N/A	N/A	—	1	61	—	58
Vitalyst, LLC	Common stock	N/A	N/A	N/A	1	1	7	—	—
Workforce Software, LLC	LLC units	N/A	N/A	N/A	308	1	308	—	357
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	43	1	34	—	31
							4,878	0.8	6,957
Ecological
Pace Analytical Services, LLC	LLC units	N/A	N/A	N/A	3	1	304	—	364
							304	—	364
Electronics
Diligent Corporation (12)	Preferred stock	N/A	N/A	N/A	83	1	66	—	121
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	1	134	—	331
Project Silverback Holdings Corp.	Preferred stock	N/A	N/A	N/A	3	1	6	—	256
SEI, Inc.	LLC units	N/A	N/A	N/A	340	1	265	0.1	482
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	1	122	—	1
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	1	14	—	—
							607	0.1	1,191

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)		Amortized Cost	Percentage of Net Assets	Fair Value (16)
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	1	$1,446	0.2%	$2,064
MyWebGrocer, Inc.	Preferred stock	N/A	N/A	N/A	71	1	165	—	268
							1,611	0.2	2,332
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	1	614	0.1	718
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	198	1	198	—	247
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	1	579	0.1	467
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	1	6	—	—
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	1	829	—	—
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	1	67	—	—
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	1	64	—	—
BIORECLAMATIONIVT, LLC	LLC interest	N/A	N/A	N/A	—	1	407	0.1	614
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	1	28	—	36
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	1	11	—	12
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	1	—	—	12
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	8,637	1	864	0.1	938
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	87	1	9	—	—
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	1	357	0.1	410
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	805	1	805	0.1	550
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	1	182	—	149
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	1	—	—	—
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	1	133	—	133
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	1	1	—	1
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	148	1	148	—	148
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	1	1	458	0.1	358
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	1	417	—	328
Kareo, Inc.	Warrant	N/A	N/A	N/A	22	1	160	—	160
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	1	387	—	258
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	—	1	132	—	176
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	121	1	121	—	121
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	234	1	234	0.1	313
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	1	116	—	248
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	1	221	—	227
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	1	2	—	—
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	1	85	—	100
Reliant Pro ReHab, LLC	Preferred stock A	N/A	N/A	N/A	2	1	183	0.1	869
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	1	683	—	239
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	—	1	249	0.1	370
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	3	1	3	—	134
SLMP, LLC	LLC interest	N/A	N/A	N/A	256	1	256	—	256
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	1	62	—	71
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	1	—	23
SSH Corporation	Common stock	N/A	N/A	N/A	—	1	40	—	61
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	1	414	0.1	688
U.S. Renal Care, Inc.	LP interest	N/A	N/A	N/A	1	1	2,665	0.1	1,153
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	1	220	—	217
Young Innovations, Inc.	LLC units	N/A	N/A	N/A	—	1	236	—	183

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)		Amortized Cost	Percentage of Net Assets	Fair Value (16)
Healthcare, Education and Childcare - (continued)
Young Innovations, Inc.	Common stock	N/A	N/A	N/A	2	1	$—	—%	$234
							12,647	1.2	11,222
Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	1	—	0.1	346
Internet Pipeline, Inc. (12)	Preferred stock	N/A	N/A	N/A	—	1	72	—	87
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	44	1	1	—	143
							73	0.1	576
Leisure, Amusement, Motion Pictures, Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	1	712	—	509
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	—	1	414	—	414
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	7	1	712	0.1	826
							1,838	0.1	1,749
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	LLC interest	N/A	N/A	N/A	11	1	106	—	103
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	1	210	0.1	866
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	—	1	114	—	297
							430	0.1	1,266
Personal, Food and Miscellaneous Services
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	1	147	0.1	153
R.G. Barry Corporation	Preferred stock A	N/A	N/A	N/A	—	1	161	—	108
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	1	38	—	37
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	40	1	2	—	2
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	766	1	459	0.1	510
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	85	1	85	0.1	1,027
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	1	106	—	141
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	1	160	—	186
							1,158	0.3	2,164
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—		240	—	236

Retail Stores
Barcelona Restaurants, LLC	LP interest	N/A	N/A	N/A	1,996	1	—	0.7	6,945
Batteries Plus Holding Corporation	LLC units	N/A	N/A	N/A	5	1	529	0.1	685
Cycle Gear, Inc.	LLC interest	N/A	N/A	N/A	19	1	248	0.1	379
DTLR, Inc.	LLC interest	N/A	N/A	N/A	4	1	411	0.1	573
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	1	158	—	97
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	2	1	192	—	219
Feeders Supply Company, LLC	Common stock	N/A	N/A	N/A	—	1	—	—	105
Marshall Retail Group LLC, The	LLC units	N/A	N/A	N/A	15	1	154	—	82
Paper Source, Inc.	Common stock	N/A	N/A	N/A	8	1	1,387	0.1	911
Pet Holdings ULC(7)(8)	LP interest	N/A	N/A	N/A	455	1	386	—	469
							3,465	1.1	10,465

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)		Amortized Cost	Percentage of Net Assets	Fair Value (16)
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A		N/A	N/A	—	1	$260	—%	$260
PowerPlan Holdings, Inc.	Common stock	N/A		N/A	N/A	152	1	3	0.1	268
								263	0.1	528

Total non-controlled/non-affiliate company equity investments								$37,619	5.4%	$51,384

Total non-controlled/non-affiliate company investments						$1,551,043		$1,568,976	165.6%	$1,586,293

Non-controlled affiliate company investments(12)
Debt investments
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*(7)	One stop	L + 11.00%	(a)	10.25% cash/2.00% PIK	08/2018	$4,438	1	$4,435	0.4%	$3,551
Benetech, Inc.(7)	One stop	P + 9.75%	(a)(e)	11.96% cash/2.00% PIK	08/2018	371	1	371	—	146
						4,809		4,806	0.4	3,697

Total non-controlled affiliate company debt investments						$4,809		$4,806	0.4%	$3,697

Equity Investments (9)(10)
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(7)	LLC interest	N/A		N/A	N/A	—	1	$—	—%	$10
Benetech, Inc.(7)	LLC interest	N/A		N/A	N/A	—	1	—	—	—
								—	—	10

Total non-controlled affiliate company equity investments								$—	—%	$10

Total non-controlled affiliate company investments						$4,809		$4,806	0.4%	$3,707

Controlled affiliate company investments(13)
Equity Investments(9)
Investment Funds and Vehicles
Senior Loan Fund LLC(7)(14)	LLC interest	N/A		N/A			1	$97,457	9.9%	$95,015

Total controlled affiliate company equity investments								$97,457	9.9%	$95,015

Total investments						$1,555,852		$1,671,239	175.9%	$1,685,015

Cash, cash equivalents and restricted cash and cash equivalents
Cash and restricted cash								$48,733	5.1%	$48,733
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)				0.91% (15)				13,825	1.4	13,825
Total cash, cash equivalents and restricted cash and cash equivalents								$62,558	6.5%	$62,558

Total investments and cash, cash equivalents and restricted cash and cash equivalents								$1,733,797	182.4%	$1,747,573

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

*	Denotes that all or a portion of the loan secures the notes offered in the 2010 Debt Securitization (as defined in Note 6).
^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 6).
#	Denotes that all or a portion of the loan collateralizes the Credit Facility (as defined in Note 6).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 29, 2017. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2017, as the loan may have priced or repriced based on an index rate prior to September 29, 2017, which was the last business day of the period on which LIBOR was determined.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 1.23% as of September 29, 2017.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 1.27% as of September 29, 2017.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 1.33% as of September 29, 2017.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 1.51% as of September 29, 2017.
(e) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 4.25% as of September 29, 2017.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2017.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(5)	The entire commitment was unfunded at September 30, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(6)	Loan was on non-accrual status as of September 30, 2017, meaning that the Company has ceased recognizing interest income on the loan.

(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2017, total non-qualifying assets at fair value represented 6.7% of the Company's assets calculated in accordance with the 1940 Act.

(8)	The headquarters of this portfolio company is located in Canada.

(9)	Equity investments are non-income producing securities unless otherwise noted.

(10)	Ownership of certain equity investments may occur through a holding company or partnership.

(11)	The Company holds an equity investment that entitles it to receive preferential dividends.

(12)
As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities ("non-controlled affiliate"). Transactions related to investments non-controlled affiliates for the year ended September 30, 2017 were as follows:

Portfolio Company	Fair value at September 30, 2016	Purchases (cost)(f)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value at September 30, 2017	Net realized gain/(loss)	Interest and fee income	Dividend income
Benetech, Inc.(g)	$—	$17	$(68)	$3,738	$2	$18	$3,707	$—	$113	$—
Competitor Group, Inc.	9,618	491	(15,615)	—	278	5,228	—	(6,442)	1,023	—
Total Non-Controlled Affiliates	$9,618	$508	$(15,683)	$3,738	$280	$5,246	$3,707	$(6,442)	$1,136	$—

(f)	Purchases at cost includes amounts related to PIK interest capitalized and added to the principal balance of the respective loans.
(g)	During the three months ended September 30, 2017, the Company's ownership increased to over five percent of the portfolio company's voting securities.

(13)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments with both controlled affiliates for the year ended September 30, 2017 were as follows:

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

Portfolio Company	Fair value at September 30, 2016	Purchases (cost)(h)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value at September 30, 2017	Net realized gain/(loss)	Interest and fee income	Dividend income
Senior Loan Fund LLC(i)	$104,228	$96,688	$(107,870)	$—	$—	$1,969	$95,015	$—	$1,639	$4,929
Total Controlled Affiliates	$104,228	$96,688	$(107,870)	$—	$—	$1,969	$95,015	$—	$1,639	$4,929

(h)	Purchases at cost includes amounts related to PIK interest capitalized and added to the principal balance of the respective loans.
(i)
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

(14)	The Company receives quarterly profit distributions from its equity investment in Senior Loan Fund LLC. (See Note 4 in the accompanying notes to the consolidated financial statements).

(15)	The rate shown is the annualized seven-day yield as of September 30, 2017.

(16)	The fair value of the investment was valued using significant unobservable inputs. See Note 5. Fair Value Measurements.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP*^#	One stop	L + 9.00%	(a)	8.00% cash/2.00% PIK	03/2020	$17,730	$17,592	1.7%	$15,070
ILC Dover, LP	One stop	L + 9.00%	(a)	8.00% cash/2.00% PIK	03/2019	784	776	0.1	667
NTS Technical Systems*^#	One stop	L + 6.25%	(c)	7.25	06/2021	26,079	25,721	2.9	25,557
NTS Technical Systems(4)	One stop	L + 6.25%		N/A(5)	06/2021	—	(83)	—	(71)
NTS Technical Systems(4)	One stop	L + 6.25%		N/A(5)	06/2021	—	(39)	—	(57)
Tresys Technology Holdings, Inc.(6)	One stop	L + 6.75%	(c)	8.00%	12/2017	3,899	3,845	0.1	1,170
Tresys Technology Holdings, Inc.	One stop	L + 6.75%	(c)	8.00%	12/2017	537	535	0.1	537
Tronair Parent, Inc.(4)	Senior loan	L + 4.50%		N/A(5)	09/2021	—	(1)	—	—
Whitcraft LLC*^	One stop	L + 6.50%	(c)	7.50%	05/2020	13,504	13,404	1.5	13,504
Whitcraft LLC(4)	One stop	L + 6.50%		N/A(5)	05/2020	—	(1)	—	—
						62,533	61,749	6.4	56,377
Automobile
American Driveline Systems, Inc.*	Senior loan	L + 5.75%	(a)	6.75%	03/2020	1,798	1,758	0.2	1,798
American Driveline Systems, Inc.^	Senior loan	L + 5.75%	(a)	6.75%	03/2020	233	229	—	233
American Driveline Systems, Inc.	Senior loan	P + 4.75%	(e)	8.25%	03/2020	46	40	—	46
CH Hold Corp. (Caliber Collision)*#	Senior loan	L + 5.25%	(c)(e)	6.25%	11/2019	5,144	5,108	0.6	5,144
Dent Wizard International Corporation*	Senior loan	L + 4.75%	(c)	5.75%	04/2020	2,469	2,460	0.3	2,469
K&N Engineering, Inc.^	Senior loan	P + 3.25%	(e)	6.75%	07/2019	2,821	2,797	0.3	2,821
K&N Engineering, Inc.^	Senior loan	L + 4.25%	(a)(e)	5.25%	07/2019	133	122	—	133
K&N Engineering, Inc.(4)	Senior loan	L + 4.25%		N/A(5)	07/2019	—	(2)	—	—
OEConnection LLC*	Senior loan	L + 5.00%	(c)	6.00%	06/2022	4,883	4,763	0.6	4,883
OEConnection LLC(4)	Senior loan	L + 5.00%		N/A(5)	06/2021	—	(1)	—	—
Polk Acquisition Corp.*	Senior loan	L + 5.00%	(c)	6.00%	06/2022	4,734	4,662	0.5	4,734
Polk Acquisition Corp.	Senior loan	L + 5.00%	(c)	6.00%	06/2022	54	53	—	54
Polk Acquisition Corp.	Senior loan	L + 5.00%	(a)(e)	6.64%	06/2022	18	16	—	18
Polk Acquisition Corp.(4)	Senior loan	L + 5.00%		N/A(5)	06/2022	—	(2)	—	—
T5 Merger Corporation^	One stop	L + 6.25%	(c)	7.25%	03/2022	3,200	3,148	0.4	3,168
T5 Merger Corporation(4)	One stop	L + 6.25%		N/A(5)	03/2022	—	(2)	—	(1)
						25,533	25,149	2.9	25,500
Banking
HedgeServ Holding L.P.*^#	One stop	L + 8.00%	(c)	7.00% cash/2.00% PIK	02/2019	17,529	17,451	2.0	17,529
HedgeServ Holding L.P.(4)	One stop	L + 6.00%		N/A(5)	02/2019	—	(4)	—	—
						17,529	17,447	2.0	17,529
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.	One stop	L + 5.75%	(c)	6.75%	04/2021	7,993	7,871	0.8	7,194
Abita Brewing Co., L.L.C.(4)	One stop	L + 5.75%	(c)	6.75%	04/2021	4	3	—	(11)
ABP Corporation*	Senior loan	L + 4.75%	(c)	6.00%	09/2018	4,696	4,667	0.5	4,461
ABP Corporation	Senior loan	P + 3.50%	(e)	7.25%	09/2018	250	247	—	225
Atkins Nutritionals, Inc*^	One stop	L + 8.50%	(c)	9.75%	04/2019	21,636	21,464	2.5	21,636
Atkins Nutritionals, Inc*^#	One stop	L + 5.00%	(c)	6.25%	01/2019	16,872	16,752	1.9	16,872
Benihana, Inc.*^	One stop	L + 6.00%	(a)(c)	7.25%	01/2019	15,279	15,064	1.7	14,973
Benihana, Inc.	One stop	P + 4.75%	(a)(e)	7.92%	07/2018	1,628	1,599	0.2	1,585
C. J. Foods, Inc.*	One stop	L + 5.00%	(c)	6.00%	05/2019	3,141	3,116	0.4	3,141
C. J. Foods, Inc.	One stop	L + 5.00%	(c)	6.00%	05/2019	663	656	0.1	663

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Beverage, Food and Tobacco – (continued)
C. J. Foods, Inc.(4)	One stop	L + 5.00%		N/A(5)	05/2019	$—	$(5)	—%	$—
Firebirds International, LLC*	One stop	L + 5.75%	(c)	7.00%	05/2018	1,074	1,067	0.1	1,074
Firebirds International, LLC*	One stop	L + 5.75%	(c)	7.00%	05/2018	302	300	—	302
Firebirds International, LLC	One stop	L + 5.75%	(c)	7.00%	05/2018	55	53	—	55
Firebirds International, LLC(4)	One stop	L + 5.75%		N/A(5)	05/2018	—	(1)	—	—
First Watch Restaurants, Inc.*^#	One stop	L + 6.00%	(c)	7.15%	12/2020	25,596	25,384	2.9	25,596
First Watch Restaurants, Inc.	One stop	P + 5.00%	(c)(e)	8.05%	12/2020	1,603	1,596	0.2	1,603
First Watch Restaurants, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2020	1,258	1,248	0.1	1,258
First Watch Restaurants, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2020	1,255	1,246	0.2	1,255
First Watch Restaurants, Inc.(4)	One stop	L + 6.00%		N/A(5)	12/2020	—	(8)	—	—
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(c)	9.00%	08/2020	660	649	0.1	660
Hopdoddy Holdings, LLC	One stop	L + 8.00%		N/A(5)	08/2020	—	—	—	—
Hopdoddy Holdings, LLC(4)	One stop	L + 8.00%		N/A(5)	08/2020	—	(3)	—	—
IT'SUGAR LLC	Subordinated debt	N/A		5.00%	10/2017	1,707	1,707	0.2	1,384
Purfoods, LLC	One stop	L + 6.25%	(c)	7.25%	05/2021	8,647	8,449	1.0	8,647
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	101	101	—	101
Purfoods, LLC	One stop	L + 6.25%	(a)	7.25%	05/2021	25	24	—	25
Purfoods, LLC(4)	One stop	L + 6.25%		N/A(5)	05/2021	—	(1)	—	—
Restaurant Holding Company, LLC #	Senior loan	L + 7.75%	(a)	8.75%	02/2019	4,605	4,581	0.5	4,513
Rubio's Restaurants, Inc*^	Senior loan	L + 4.75%	(c)	6.00%	11/2018	8,919	8,879	1.0	8,919
Smashburger Finance LLC	Senior loan	L + 5.50%	(c)	6.75%	05/2018	87	86	—	85
Smashburger Finance LLC(4)	Senior loan	L + 5.50%		N/A(5)	05/2018	—	(2)	—	—
Surfside Coffee Company LLC^	One stop	L + 5.25%	(c)	6.25%	06/2020	4,470	4,436	0.5	4,470
Surfside Coffee Company LLC	One stop	L + 5.25%	(c)	6.25%	06/2020	337	329	—	337
Surfside Coffee Company LLC	One stop	L + 5.25%	(c)	6.25%	06/2020	26	25	—	26
Tate's Bake Shop, Inc.#	Senior loan	L + 5.00%	(c)	6.00%	08/2019	597	593	0.1	597
Uinta Brewing Company^	One stop	L + 8.50%	(c)	9.50%	08/2019	3,734	3,713	0.4	3,622
Uinta Brewing Company	One stop	L + 8.50%	(a)(c)	9.50%	08/2019	308	305	—	296
						137,528	136,190	15.4	135,564
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	(c)	5.75%	05/2021	1,477	1,471	0.2	1,483

Building and Real Estate
Brooks Equipment Company, LLC*^	One stop	L + 5.00%	(b)(c)	6.00%	08/2020	22,970	22,747	2.6	22,970
Brooks Equipment Company, LLC(4)	One stop	L + 5.00%		N/A(5)	08/2020	—	(13)	—	—
ITEL Laboratories, Inc.*	Senior loan	L + 4.50%	(a)(c)	5.75%	06/2018	634	631	0.1	634
ITEL Laboratories, Inc.	Senior loan	L + 4.50%		N/A(5)	06/2018	—	—	—	—
						23,604	23,365	2.7	23,604
Containers, Packaging and Glass
Fort Dearborn Company*^	Senior loan	L + 4.75%	(c)(e)	5.75%	10/2018	2,980	2,969	0.3	2,980
Fort Dearborn Company*^	Senior loan	L + 4.25%	(c)	5.25%	10/2017	509	508	0.1	509
						3,489	3,477	0.4	3,489
Diversified Conglomerate Manufacturing
Chase Industries, Inc.*^#	One stop	L + 5.75%	(b)(c)(e)	6.81%	09/2020	21,704	21,556	2.5	21,704
Chase Industries, Inc.#	One stop	L + 5.75%	(c)(e)	7.13%	09/2020	4,816	4,784	0.5	4,816
Chase Industries, Inc.(4)	One stop	L + 5.75%		N/A(5)	09/2020	—	(14)	—	—
Inventus Power, Inc*^	One stop	L + 5.50%	(c)	6.50%	04/2020	8,409	8,369	0.9	7,736
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Manufacturing – (continued)
Inventus Power, Inc(4)	One stop	L + 5.50%		N/A(5)	04/2020	$—	$(3)	—%	$(42)
Onicon Incorporated*^#	One stop	L + 6.00%	(c)(e)	7.00%	04/2020	13,422	13,286	1.5	13,221
Onicon Incorporated(4)	One stop	L + 6.00%		N/A(5)	04/2020	—	(6)	—	(15)
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.#	Senior loan	L + 5.00%	(c)	6.00%	05/2022	2,460	2,436	0.3	2,435
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	(c)	6.00%	08/2022	1,768	1,718	0.2	1,768
Plex Systems, Inc.*^	One stop	L + 7.50%	(a)	8.75%	06/2020	18,797	18,410	2.1	18,797
Plex Systems, Inc.(4)	One stop	L + 7.50%		N/A(5)	06/2020	—	(30)	—	—
Reladyne, Inc.*#	Senior loan	L + 5.25%	(c)	6.25%	07/2022	10,149	9,992	1.2	10,047
Reladyne, Inc.	Senior loan	L + 5.25%	(a)	6.25%	07/2022	111	110	—	110
Reladyne, Inc.	Senior loan	P + 4.25%	(e)	7.75%	07/2022	26	24	—	24
Reladyne, Inc.(4)	Senior loan	L + 5.25%		N/A(5)	07/2022	—	(2)	—	(1)
Sunless Merger Sub, Inc.	Senior loan	L + 5.00%	(a)(e)	6.25%	07/2019	1,503	1,509	0.2	1,503
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	(e)	7.25%	07/2019	151	151	—	151
						83,316	82,290	9.4	82,254
Diversified Conglomerate Service
Accellos, Inc.*^#	One stop	L + 5.75%	(c)	6.75%	07/2020	31,051	30,806	3.5	31,051
Accellos, Inc.(4)	One stop	L + 5.75%		N/A(5)	07/2020	—	(13)	—	—
Actiance, Inc. *^	One stop	L + 9.00%	(a)	10.00%	04/2018	2,900	2,831	0.3	2,900
Actiance, Inc.	One stop	L + 9.00%		N/A(5)	04/2018	—	—	—	—
Agility Recovery Solutions Inc.*^	One stop	L + 6.50%	(c)	7.50%	03/2020	14,092	13,950	1.6	14,092
Agility Recovery Solutions Inc.(4)	One stop	L + 6.50%		N/A(5)	03/2020	—	(6)	—	—
Bomgar Corporation^	One stop	L + 7.50%	(c)	8.50%	06/2022	4,888	4,794	0.6	4,888
Bomgar Corporation(4)	One stop	L + 7.50%		N/A(5)	06/2022	—	(2)	—	—
CIBT Holdings, Inc.^	Senior loan	L + 5.25%	(c)	6.25%	06/2022	1,973	1,954	0.2	1,973
CIBT Holdings, Inc.	Senior loan	L + 5.25%		N/A(5)	06/2022	—	—	—	—
Clearwater Analytics, LLC#	One stop	L + 7.50%	(c)	8.50%	09/2022	10,050	9,877	1.1	9,925
Clearwater Analytics, LLC(4)	One stop	L + 7.50%		N/A(5)	09/2022	—	(2)	—	(1)
Daxko Acquisition Corporation#	One stop	L + 6.50%	(c)	7.50%	09/2022	8,557	8,430	1.0	8,472
Daxko Acquisition Corporation(4)	One stop	L + 6.50%		N/A(5)	09/2022	—	(1)	—	—
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	7.25%	06/2022	11,114	10,876	1.3	11,114
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	7.25%	06/2022	98	96	—	98
EGD Security Systems, LLC(4)	One stop	L + 6.25%		N/A(5)	06/2022	—	(2)	—	—
HealthcareSource HR, Inc.	One stop	L + 6.75%	(c)	7.75%	05/2020	17,724	17,416	2.0	17,724
HealthcareSource HR, Inc.(4)	One stop	L + 6.75%		N/A(5)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	02/2020	3,028	2,978	0.3	3,005
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	2,552	2,530	0.3	2,533
Host Analytics, Inc.(4)	One stop	N/A		N/A(5)	02/2020	—	(8)	—	(6)
III US Holdings, LLC#	One stop	L + 6.00%	(c)	7.00%	09/2022	5,510	5,400	0.6	5,400
III US Holdings, LLC(4)	One stop	L + 6.00%		N/A(5)	09/2022	—	(1)	—	(1)
Integration Appliance, Inc.*^	One stop	L + 8.25%	(c)	9.50%	09/2020	16,123	15,986	1.8	16,123
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.50%	09/2020	7,914	7,771	0.9	7,914
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.50%	09/2020	5,396	5,307	0.6	5,396
Integration Appliance, Inc.*	One stop	L + 8.25%	(b)	9.50%	09/2020	719	709	0.1	719
Integration Appliance, Inc.(4)	One stop	L + 8.25%		N/A(5)	09/2018	—	(8)	—	—
Jensen Hughes, Inc.#	Senior loan	L + 5.00%	(c)	6.00%	12/2021	156	155	—	156
Netsmart Technologies, Inc.#	Senior loan	L + 4.75%	(a)	5.75%	04/2023	1,772	1,755	0.2	1,783

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Service – (continued)
Netsmart Technologies, Inc.(4)	Senior loan	L + 4.75%		N/A(5)	01/1900	$—	$(9)	—%	$—
Project Alpha Intermediate Holding, Inc.*#	One stop	L + 8.25%	(c)	9.25%	08/2022	17,257	16,749	1.9	16,912
PT Intermediate Holdings III, LLC	One stop	L + 6.50%	(c)	7.50%	06/2022	22,250	21,719	2.5	22,250
PT Intermediate Holdings III, LLC	One stop	P + 5.50%	(e)	9.00%	06/2022	25	21	—	25
Secure-24, LLC*	One stop	L + 6.00%	(c)	7.25%	08/2017	9,777	9,723	1.1	9,777
Secure-24, LLC^	One stop	L + 6.00%	(c)	7.25%	08/2017	1,430	1,424	0.2	1,430
Secure-24, LLC(4)	One stop	L + 6.00%		N/A(5)	08/2017	—	(1)	—	—
Severin Acquisition, LLC^	Senior loan	L + 5.38%	(c)	6.38%	07/2021	892	884	0.1	905
Severin Acquisition, LLC^	Senior loan	L + 5.00%	(c)	6.00%	07/2021	794	788	0.1	794
Severin Acquisition, LLC^	Senior loan	L + 5.38%	(c)	6.38%	07/2021	607	601	0.1	616
Severin Acquisition, LLC^	Senior loan	L + 4.88%	(c)	5.88%	07/2021	196	194	—	195
Source Medical Solutions, Inc.	Second lien	L + 11.00%	(c)	9.00% cash/3.00% PIK	03/2018	9,475	9,340	1.1	9,475
Steelwedge Software, Inc.^	One stop	L + 10.00%	(c)	9.00% cash/2.00% PIK	09/2020	2,197	2,109	0.2	2,197
Steelwedge Software, Inc.	One stop	L + 10.00%		N/A(5)	09/2020	—	—	—	—
TA MHI Buyer, Inc. ^	One stop	L + 6.50%	(c)	7.50%	09/2021	8,232	8,172	0.9	8,232
TA MHI Buyer, Inc.*	One stop	L + 6.50%	(c)	7.50%	09/2021	1,281	1,269	0.2	1,281
TA MHI Buyer, Inc. ^	One stop	L + 6.50%	(c)	7.50%	09/2021	666	659	0.1	666
TA MHI Buyer, Inc. ^	One stop	L + 6.50%	(c)	7.50%	09/2021	237	235	—	237
TA MHI Buyer, Inc.	One stop	L + 6.50%		N/A(5)	09/2021	—	—	—	—
Trintech, Inc. *^#	One stop	L + 6.00%	(c)	7.00%	10/2021	10,959	10,841	1.3	10,959
Trintech, Inc. (4)	One stop	L + 6.00%		N/A(5)	10/2021	—	(1)	—	—
Vendavo, Inc.	One stop	L + 8.50%	(c)	9.50%	10/2019	17,982	17,717	2.0	17,672
Vendavo, Inc.(4)	One stop	L + 8.50%		N/A(5)	10/2019	—	(9)	—	(25)
Vendor Credentialing Service LLC	One stop	L + 6.00%	(a)	7.00%	11/2021	10,194	9,970	1.2	10,194
Vendor Credentialing Service LLC(4)	One stop	L + 6.00%		N/A(5)	11/2021	—	(1)	—	—
Vitalyst, LLC	Senior loan	L + 5.25%	(c)	6.50%	09/2017	1,385	1,381	0.2	1,385
Vitalyst, LLC(4)	Senior loan	L + 4.25%		N/A(5)	09/2017	—	—	—	(2)
Workforce Software, LLC^	One stop	L + 10.50%	(c)	4.50% cash/7.00% PIK	06/2021	5,039	5,004	0.6	5,001
Workforce Software, LLC	One stop	L + 3.50%		N/A(5)	06/2021	—	—	—	—
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 8.50%	(a)	9.50%	08/2021	4,629	4,563	0.5	4,594
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 8.50%		N/A(5)	08/2021	—	—	—	—
						271,121	266,919	30.7	270,028
Ecological
Pace Analytical Services, LLC	One stop	L + 6.25%	(c)	7.25%	09/2022	15,500	15,074	1.7	15,345
Pace Analytical Services, LLC(4)	One stop	L + 6.25%		N/A(5)	09/2022	—	(2)	—	(1)
Pace Analytical Services, LLC(4)	One stop	L + 6.25%		N/A(5)	09/2022	—	(6)	—	(3)
						15,500	15,066	1.7	15,341
Electronics
Appriss Holdings, Inc.*#	Senior loan	L + 5.25%	(c)	6.25%	11/2020	15,451	15,268	1.7	15,451
Appriss Holdings, Inc.	Senior loan	L + 5.25%	(c)	6.25%	11/2020	800	770	0.1	800
Compusearch Software Holdings, Inc.^	Senior loan	L + 4.25%	(c)	5.25%	05/2021	1,308	1,305	0.1	1,308
Diligent Corporation*	One stop	L + 6.75%	(c)	7.75%	04/2022	4,888	4,786	0.6	4,888
Diligent Corporation(4)	One stop	L + 6.75%		N/A(5)	04/2022	—	(2)	—	—
ECI Acquisition Holdings, Inc.*^#	One stop	L + 6.25%	(c)	7.25%	03/2019	21,668	21,467	2.5	21,668
ECI Acquisition Holdings, Inc.*	One stop	L + 6.25%	(c)	7.25%	03/2019	1,403	1,390	0.2	1,403
ECI Acquisition Holdings, Inc.(4)	One stop	L + 6.25%		N/A(5)	03/2019	—	(9)	—	—
Gamma Technologies, LLC^#	One stop	L + 5.00%	(c)	6.00%	06/2021	18,001	17,859	2.0	18,001

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Electronics – (continued)
Gamma Technologies, LLC(4)	One stop	L + 5.00%		N/A(5)	06/2021	$—	$(1)	—%	$—
Park Place Technologies LLC*#	One stop	L + 5.25%	(c)	6.25%	06/2022	12,466	12,301	1.4	12,466
Park Place Technologies LLC	One stop	L + 5.25%	(c)	6.25%	06/2022	100	98	—	100
Sloan Company, Inc., The#	One stop	L + 7.25%	(c)	8.25%	04/2020	7,513	7,411	0.8	7,138
Sloan Company, Inc., The	One stop	L + 7.25%	(c)	8.25%	04/2020	6	5	—	4
Sovos Compliance*^	One stop	L + 7.25%	(c)	8.25%	03/2022	9,423	9,247	1.1	9,234
Sovos Compliance(4)	One stop	L + 7.25%		N/A(5)	03/2022	—	(1)	—	(1)
Sparta Holding Corporation*^#	One stop	L + 5.50%	(c)	6.50%	07/2020	22,309	22,131	2.5	22,309
Sparta Holding Corporation(4)	One stop	L + 5.50%		N/A(5)	07/2020	—	(24)	—	—
Syncsort Incorporated*^#	One stop	L + 5.50%	(c)	6.50%	11/2021	16,609	16,325	1.9	16,609
Syncsort Incorporated(4)	One stop	L + 5.50%		N/A(5)	11/2021	—	(2)	—	—
Systems Maintenance Services Holding, Inc.^	Senior loan	L + 4.00%	(a)(e)	5.00%	10/2019	2,603	2,597	0.3	2,603
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	(c)	9.00%	10/2021	9,434	9,274	1.1	9,434
						143,982	142,195	16.3	143,415
Grocery
MyWebGrocer, Inc.*	One stop	L + 8.75%	(c)	10.00%	05/2017	14,271	14,190	1.6	14,271
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	(c)(e)	5.77%	10/2020	726	712	0.1	735
Teasdale Quality Foods, Inc.#	Senior loan	L + 4.75%	(c)(e)	5.77%	10/2020	543	538	0.1	551
						15,540	15,440	1.8	15,557
Healthcare, Education and Childcare
Active Day, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2021	13,538	13,216	1.5	13,538
Active Day, Inc.(4)	One stop	L + 6.00%		N/A(5)	12/2021	—	(1)	—	—
Active Day, Inc.(4)	One stop	L + 6.00%		N/A(5)	12/2021	—	(37)	—	—
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(c)	6.75%	05/2022	21,496	20,891	2.4	21,496
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(c)	6.75%	05/2022	109	107	—	109
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(c)	6.75%	05/2022	32	32	—	32
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	(e)	8.25%	05/2022	27	26	—	27
ADCS Clinics Intermediate Holdings, LLC(4)	One stop	L + 5.75%		N/A(5)	05/2022	—	(4)	—	—
Agilitas USA, Inc.^	Senior loan	L + 4.00%	(c)	5.00%	10/2020	2,125	2,110	0.2	2,040
Aris Teleradiology Company, LLC*	Senior loan	L + 4.75%	(c)	5.75%	03/2021	941	933	0.1	941
Aris Teleradiology Company, LLC	Senior loan	L + 4.75%		N/A(5)	03/2021	—	—	—	—
Avalign Technologies, Inc.^	Senior loan	L + 4.50%	(a)	5.50%	07/2021	1,136	1,132	0.1	1,136
BIORECLAMATIONIVT, LLC *^#	One stop	L + 6.25%	(c)	7.25%	01/2021	14,392	14,177	1.6	14,392
BIORECLAMATIONIVT, LLC (4)	One stop	L + 6.25%		N/A(5)	01/2021	—	(1)	—	—
California Cryobank, LLC^	One stop	L + 5.50%	(c)	6.50%	08/2019	1,550	1,542	0.2	1,550
California Cryobank, LLC	One stop	L + 5.50%	(c)	6.50%	08/2019	234	234	—	234
California Cryobank, LLC(4)	One stop	L + 5.50%		N/A(5)	08/2019	—	(1)	—	—
Certara L.P.*^#	One stop	L + 6.25%	(c)	7.25%	12/2018	29,063	28,870	3.3	29,063
Certara L.P.(4)	One stop	L + 6.25%		N/A(5)	12/2018	—	(10)	—	—
CLP Healthcare Services, Inc.^	Senior loan	L + 5.25%	(c)	6.25%	12/2020	3,964	3,928	0.5	3,964
CPI Buyer, LLC (Cole-Parmer)*^	Senior loan	L + 4.50%	(c)	5.50%	08/2021	7,740	7,522	0.9	7,702
Curo Health Services LLC#	Senior loan	L + 5.50%	(b)	6.50%	02/2022	1,970	1,955	0.2	1,976
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	(c)	6.25%	07/2021	18,968	18,634	2.2	18,968
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	(c)	6.25%	07/2021	13,604	13,460	1.5	13,604
DCA Investment Holding, LLC	One stop	P + 4.25%	(e)	7.75%	07/2021	1,340	1,325	0.2	1,340
Deca Dental Management LLC*^	One stop	L + 6.25%	(c)	7.25%	07/2020	4,146	4,100	0.5	4,146
Deca Dental Management LLC	One stop	L + 6.25%	(c)	7.25%	07/2020	504	496	0.1	504

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare – (continued)
Deca Dental Management LLC	One stop	L + 6.25%	(a)	7.25%	07/2020	$50	$49	—%	$50
Delta Educational Systems*(6)	Senior loan	P + 4.75%	(e)	8.25%	12/2016	1,438	1,433	—	216
Delta Educational Systems(4)(6)	Senior loan	L + 6.00%		N/A(5)	12/2016	—	—	—	(60)
Dental Holdings Corporation	One stop	L + 5.50%	(c)	6.50%	02/2020	7,599	7,480	0.9	7,599
Dental Holdings Corporation	One stop	L + 5.50%	(c)	6.50%	02/2020	1,155	1,143	0.1	1,155
Dental Holdings Corporation	One stop	P + 4.25%	(e)	7.75%	02/2020	213	204	—	213
eSolutions, Inc.	One stop	L + 6.50%	(a)	7.50%	03/2022	12,866	12,605	1.5	12,866
eSolutions, Inc.(4)	One stop	L + 6.50%		N/A(5)	03/2022	—	(1)	—	—
G & H Wire Company, Inc.*^	One stop	L + 5.75%	(c)	6.75%	12/2017	13,157	13,112	1.5	13,157
G & H Wire Company, Inc.	One stop	P + 4.50%	(e)	8.00%	12/2017	357	355	—	357
Joerns Healthcare, LLC*^	One stop	L + 5.00%	(a)	6.00%	05/2020	3,838	3,802	0.4	3,647
Katena Holdings, Inc.^	One stop	L + 6.25%	(c)	7.25%	06/2021	8,699	8,627	1.0	8,699
Katena Holdings, Inc.	One stop	P + 5.25%	(e)	8.75%	06/2021	850	843	0.1	850
Katena Holdings, Inc.	One stop	P + 5.25%	(e)	8.75%	06/2021	13	12	—	13
Lombart Brothers, Inc.	One stop	L + 6.75%	(c)	7.75%	04/2022	3,508	3,411	0.4	3,508
Lombart Brothers, Inc.	One stop	L + 6.75%	(a)	7.75%	04/2022	8	7	—	8
Maverick Healthcare Group, LLC*	Senior loan	L + 7.50%	(c)	7.25% cash/2.00% PIK	04/2017	1,921	1,915	0.2	1,921
Northwestern Management Services, LLC (Sage Dental)	One stop	L + 5.25%	(c)	6.50%	10/2019	72	71	—	71
Northwestern Management Services, LLC (Sage Dental)	One stop	P + 4.00%	(e)	7.50%	10/2019	17	16	—	16
Northwestern Management Services, LLC (Sage Dental)(4)	One stop	L + 5.25%		N/A(5)	10/2019	—	(2)	—	(3)
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	7.50%	05/2022	8,605	8,369	1.0	8,605
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	7.50%	05/2022	58	57	—	58
Oliver Street Dermatology Holdings, LLC(4)	One stop	L + 6.50%		N/A(5)	05/2022	—	(3)	—	—
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(c)	7.25%	08/2021	10,081	9,812	1.1	9,980
Pinnacle Treatment Centers, Inc.	One stop	P + 5.00%	(e)	8.50%	08/2021	5	3	—	4
Pinnacle Treatment Centers, Inc.(4)	One stop	L + 6.25%		N/A(5)	08/2021	—	(3)	—	(1)
PPT Management, LLC#	One stop	L + 5.00%	(c)	6.00%	04/2020	4,179	4,143	0.5	4,179
PPT Management, LLC	One stop	L + 5.00%	(c)	6.00%	04/2020	137	136	—	137
PPT Management, LLC(4)	One stop	L + 5.00%		N/A(5)	04/2020	—	(1)	—	—
Premise Health Holding Corp.#	One stop	L + 4.50%	(c)	5.50%	06/2020	14,963	14,881	1.7	14,963
Premise Health Holding Corp.(4)	One stop	L + 4.50%		N/A(5)	06/2020	—	(16)	—	—
Pyramid Healthcare, Inc.#	One stop	L + 5.75%	(c)	6.75%	08/2019	1,484	1,471	0.2	1,484
Radiology Partners, Inc.#	One stop	L + 5.50%	(c)	6.50%	09/2020	22,570	22,295	2.6	22,344
Radiology Partners, Inc.	One stop	L + 5.50%	(c)	6.50%	09/2020	708	708	0.1	701
Radiology Partners, Inc.(4)	One stop	L + 5.50%		N/A(5)	09/2020	—	(4)	—	(4)
Radiology Partners, Inc.(4)	One stop	L + 5.50%		N/A(5)	09/2020	—	(18)	—	(8)
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	(c)	6.00%	12/2017	2,548	2,533	0.3	2,548
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	(e)	7.50%	12/2017	59	54	—	59
RXH Buyer Corporation*^	One stop	L + 5.75%	(c)	6.75%	09/2021	17,435	17,148	1.9	16,738
RXH Buyer Corporation	One stop	L + 5.75%	(c)	6.75%	09/2021	1,973	1,940	0.2	1,894
RXH Buyer Corporation	One stop	P + 4.75%	(e)	8.25%	09/2021	35	32	—	27
RXH Buyer Corporation(4)	One stop	L + 5.75%		N/A(5)	09/2021	—	(14)	—	(34)
Southern Anesthesia and Surgical	One stop	L + 5.50%	(c)	6.50%	11/2017	5,537	5,502	0.6	5,537
Southern Anesthesia and Surgical^	One stop	L + 5.50%	(c)	6.50%	11/2017	2,715	2,701	0.3	2,715
Southern Anesthesia and Surgical(4)	One stop	L + 5.50%		N/A(5)	11/2017	—	(3)	—	—
Spear Education, LLC#	One stop	L + 6.00%	(c)	7.00%	08/2019	4,732	4,697	0.5	4,732

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare – (continued)
Spear Education, LLC	One stop	L + 6.00%	(c)	7.00%	08/2019	$76	$76	—%	$76
Spear Education, LLC	One stop	L + 6.00%		N/A(5)	08/2019	—	—	—	—
Summit Behavioral Holdings I, LLC*	One stop	L + 5.00%	(c)	6.00%	06/2021	4,382	4,330	0.5	4,382
Summit Behavioral Holdings I, LLC(4)	One stop	L + 5.00%		N/A(5)	06/2021	—	(1)	—	—
Summit Behavioral Holdings I, LLC(4)	One stop	L + 5.00%		N/A(5)	06/2021	—	(2)	—	—
Surgical Information Systems, LLC^	Senior loan	L + 3.00%	(c)(e)	4.50%	09/2018	1,701	1,699	0.2	1,701
U.S. Anesthesia Partners, Inc.#	One stop	L + 5.00%	(c)(e)	6.12%	12/2019	5,882	5,864	0.7	5,882
WIRB-Copernicus Group, Inc.*^	Senior loan	L + 5.00%	(c)	6.00%	08/2022	9,912	9,815	1.1	9,812
WIRB-Copernicus Group, Inc.(4)	Senior loan	L + 5.00%		N/A(5)	08/2022	—	(1)	—	(1)
Young Innovations, Inc.*#	Senior loan	L + 4.25%	(a)(c)	5.25%	01/2019	1,733	1,725	0.2	1,739
Young Innovations, Inc.*	Senior loan	L + 4.75%	(a)	5.75%	01/2019	304	299	0.1	308
Young Innovations, Inc.	Senior loan	P + 3.25%	(e)	6.75%	01/2018	34	34	—	33
						314,488	309,976	35.4	311,635
Home and Office Furnishings, Housewares, and Durable Consumer
Plano Molding Company, LLC*^#	One stop	L + 6.50%	(c)	7.50%	05/2021	17,934	17,796	1.9	16,498

Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC^	Senior loan	L + 4.50%	(a)	5.75%	10/2018	815	804	0.1	815

Insurance
Captive Resources Midco, LLC*^#	One stop	L + 5.75%	(c)	6.75%	06/2020	26,127	25,876	3.0	26,127
Captive Resources Midco, LLC(4)	One stop	L + 5.75%		N/A(5)	06/2020	—	(16)	—	—
Captive Resources Midco, LLC(4)	One stop	L + 5.75%		N/A(5)	06/2020	—	(17)	—	—
Higginbotham Insurance Agency, Inc.*	Senior loan	L + 5.25%	(a)	6.25%	11/2021	1,301	1,290	0.1	1,303
Internet Pipeline, Inc.	One stop	L + 7.25%	(c)	8.25%	08/2022	4,910	4,797	0.6	4,910
Internet Pipeline, Inc.(4)	One stop	L + 7.25%		N/A(5)	08/2021	—	(1)	—	—
RSC Acquisition, Inc.#	Senior loan	L + 5.25%	(c)	6.25%	11/2022	629	624	0.1	629
						32,967	32,553	3.8	32,969
Leisure, Amusement, Motion Pictures and Entertainment
NFD Operating, LLC*	One stop	L + 7.00%	(c)	8.25%	06/2021	2,349	2,315	0.3	2,349
NFD Operating, LLC	One stop	L + 7.00%		N/A(5)	06/2021	—	—	—	—
NFD Operating, LLC(4)	One stop	L + 7.00%		N/A(5)	06/2021	—	(1)	—	—
Self Esteem Brands, LLC^	Senior loan	L + 4.00%	(a)	5.00%	02/2020	2,934	2,924	0.3	2,934
Self Esteem Brands, LLC(4)	Senior loan	L + 4.00%		N/A(5)	02/2020	—	(3)	—	—
Teaching Company, The	One stop	L + 6.25%	(c)	7.25%	08/2020	18,926	18,705	2.2	18,926
Teaching Company, The	One stop	L + 6.25%	(c)(e)	7.25%	08/2020	40	39	—	40
Titan Fitness, LLC*	One stop	L + 6.50%	(a)	7.75%	09/2019	13,223	13,070	1.5	13,223
Titan Fitness, LLC	One stop	L + 6.50%	(a)	7.75%	09/2019	1,747	1,733	0.2	1,747
Titan Fitness, LLC	One stop	L + 6.50%	(a)	7.75%	09/2019	582	546	0.1	582
Titan Fitness, LLC	One stop	P + 5.25%	(e)	8.75%	09/2019	419	406	—	419
						40,220	39,734	4.6	40,220
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*	One stop	L + 9.00%	(a)	10.25%	10/2017	4,425	4,413	0.4	3,894
Benetech, Inc.	One stop	P + 7.75%	(e)	11.25%	10/2017	152	149	—	20
						4,577	4,562	0.4	3,914

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Oil and Gas
Drilling Info, Inc.^#(9)	One stop	L + 5.50%	(c)	6.50%	06/2020	$1,806	$1,782	0.2%	$1,792
Drilling Info, Inc.(9)	One stop	L + 5.50%	(c)	6.50%	06/2020	516	506	0.1	513
Drilling Info, Inc.(4)(9)	One stop	L + 5.50%		N/A(5)	06/2020	—	(1)	—	—
						2,322	2,287	0.3	2,305
Personal and Non-Durable Consumer Products
Georgica Pine Clothiers, LLC	One Stop	L + 5.50%	(c)	6.50%	11/2021	5,736	5,638	0.7	5,736
Georgica Pine Clothiers, LLC^	One Stop	L + 5.50%	(c)	6.50%	11/2021	500	495	0.1	500
Georgica Pine Clothiers, LLC(4)	One Stop	L + 5.50%		N/A(5)	11/2021	—	(1)	—	—
Massage Envy, LLC*	One Stop	L + 7.25%	(c)	8.50%	09/2018	15,151	15,025	1.7	15,151
Massage Envy, LLC(4)	One Stop	L + 7.25%		N/A(5)	09/2018	—	(6)	—	—
Orthotics Holdings, Inc *#	One Stop	L + 5.00%	(c)	6.00%	02/2020	8,375	8,303	0.9	7,956
Orthotics Holdings, Inc *#(7)	One Stop	L + 5.00%	(c)	6.00%	02/2020	1,373	1,361	0.1	1,304
Orthotics Holdings, Inc	One Stop	L + 5.00%	(c)	6.00%	02/2020	139	129	—	77
Orthotics Holdings, Inc (4)	One Stop	L + 5.00%		N/A(5)	02/2020	—	(12)	—	(70)
Orthotics Holdings, Inc (4)(7)	One Stop	L + 5.00%		N/A(5)	02/2020	—	(1)	—	(7)
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	(c)(e)	6.25%	12/2017	4,660	4,644	0.5	4,613
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	(c)(e)	6.75%	12/2017	859	854	0.1	857
Team Technologies Acquisition Company(4)	Senior loan	L + 5.00%		N/A(5)	12/2017	—	(1)	—	(3)
						36,793	36,428	4.1	36,114
Personal, Food and Miscellaneous Services
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	6.50%	10/2021	16	16	—	16
Focus Brands Inc.*^	Second lien	L + 9.00%	(a)	10.25%	08/2018	9,000	8,965	1.0	9,000
Ignite Restaurant Group, Inc. (Joe's Crab Shack)^	One stop	L + 7.00%	(b)	8.00%	02/2019	4,322	4,286	0.5	4,236
PetVet Care Centers LLC^	Senior loan	L + 4.75%	(c)	5.75%	12/2020	5,837	5,753	0.7	5,837
PetVet Care Centers LLC^	Senior loan	L + 4.75%	(c)	5.75%	12/2020	1,219	1,203	0.1	1,219
PetVet Care Centers LLC(4)	Senior loan	L + 4.75%		N/A(5)	12/2019	—	(9)	—	—
Vetcor Professional Practices LLC*^#	One stop	L + 6.25%	(c)	7.25%	04/2021	29,043	28,526	3.3	29,043
Vetcor Professional Practices LLC*	One stop	L + 6.25%	(c)	7.25%	04/2021	966	956	0.1	966
Vetcor Professional Practices LLC	One stop	L + 6.25%	(c)	7.25%	04/2021	550	501	0.1	550
Vetcor Professional Practices LLC#	One stop	L + 6.25%	(c)	7.25%	04/2021	288	285	—	288
Vetcor Professional Practices LLC	One stop	L + 6.25%	(c)	7.25%	04/2021	236	234	—	236
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%		N/A(5)	04/2021	—	(16)	—	—
Vetcor Professional Practices LLC(4)	One stop	L + 6.25%		N/A(5)	04/2021	—	(4)	—	—
Veterinary Specialists of North America, LLC*^	One stop	L + 5.25%	(c)	6.25%	07/2021	6,101	6,029	0.7	6,041
Veterinary Specialists of North America, LLC	One stop	L + 5.25%	(c)	6.25%	07/2021	64	63	—	63
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.25%		N/A(5)	07/2021	—	(3)	—	(3)
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.25%		N/A(5)	07/2021	—	(18)	—	(13)
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(c)	7.75%	09/2021	7,064	6,873	0.8	6,993
Wetzel's Pretzels, LLC(4)	One stop	L + 6.75%		N/A(5)	09/2021	—	(1)	—	—
						64,706	63,639	7.3	64,472
Printing and Publishing
Brandmuscle, Inc.#	Senior loan	L + 5.00%	(c)	6.00%	12/2021	631	624	0.1	636
Market Track, LLC*^#	One stop	L + 7.00%	(c)	8.00%	10/2019	28,603	28,354	3.3	28,603
Market Track, LLC*	One stop	L + 7.00%	(c)	8.00%	10/2019	2,175	2,156	0.2	2,175
Market Track, LLC#	One stop	L + 7.00%	(c)	8.00%	10/2019	2,141	2,126	0.2	2,141
Market Track, LLC	One stop	L + 7.00%	(c)	8.00%	10/2019	1,353	1,334	0.2	1,353
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Printing and Publishing – (continued)
Market Track, LLC	One stop	L + 7.00%	(c)	8.00%	10/2019	$1,284	$1,278	0.1%	$1,284
Marketo, Inc.	One stop	L + 9.50%	(c)	10.50%	08/2021	9,940	9,649	1.1	9,791
Marketo, Inc.(4)	One stop	L + 9.50%		N/A(5)	08/2021	—	(2)	—	(1)
						46,127	45,519	5.2	45,982
Retail Stores
Batteries Plus Holding Corporation	One stop	L + 6.75%	(a)	7.75%	07/2022	13,860	13,516	1.6	13,791
Batteries Plus Holding Corporation(4)	One stop	L + 6.75%		N/A(5)	07/2022	—	(2)	—	(1)
CVS Holdings I, LP*^#	One stop	L + 6.25%	(c)	7.25%	08/2021	22,283	21,920	2.5	21,948
CVS Holdings I, LP*	One stop	L + 6.25%	(c)	7.25%	08/2021	321	315	—	316
CVS Holdings I, LP(4)	One stop	L + 6.25%		N/A(5)	08/2020	—	(3)	—	(3)
CVS Holdings I, LP(4)	One stop	L + 6.25%		N/A(5)	08/2021	—	(8)	—	(6)
Cycle Gear, Inc.^	One stop	L + 6.50%	(c)	7.50%	01/2020	10,533	10,379	1.2	10,533
Cycle Gear, Inc.(4)	One stop	L + 6.50%		N/A(5)	01/2020	—	(17)	—	—
Cycle Gear, Inc.(4)	One stop	L + 6.50%		N/A(5)	01/2020	—	(9)	—	—
DTLR, Inc.*^	One stop	L + 6.50%	(c)	7.50%	10/2020	11,394	11,303	1.3	11,394
Elite Sportswear, L.P.	Senior loan	L + 5.00%	(c)	6.00%	03/2020	2,821	2,781	0.3	2,814
Elite Sportswear, L.P.	Senior loan	L + 5.25%	(c)	6.25%	03/2020	1,451	1,431	0.2	1,458
Elite Sportswear, L.P.	Senior loan	L + 5.25%	(c)	6.25%	03/2020	220	216	—	221
Elite Sportswear, L.P.	Senior loan	P + 3.75%	(e)	7.25%	03/2020	117	112	—	116
Express Oil Change, LLC	Senior loan	L + 5.00%	(c)(e)	6.01%	12/2017	1,210	1,197	0.1	1,210
Express Oil Change, LLC^	Senior loan	L + 5.00%	(c)	6.00%	12/2017	473	470	0.1	473
Feeders Supply Company, LLC	One stop	L + 5.75%	(a)	6.75%	04/2021	4,298	4,211	0.5	4,298
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	43	43	—	43
Feeders Supply Company, LLC(4)	One stop	L + 5.75%		N/A(5)	04/2021	—	(1)	—	—
Marshall Retail Group, LLC, The^#	One stop	L + 6.00%	(c)	7.00%	08/2020	12,207	12,107	1.3	11,474
Marshall Retail Group, LLC, The	One stop	L + 6.00%	(b)(c)(e)	7.00%	08/2019	410	392	—	278
Mills Fleet Farm Group LLC*^	One stop	L + 5.50%	(a)	6.50%	02/2022	4,776	4,641	0.5	4,776
Paper Source, Inc.*^#	One stop	L + 6.25%	(c)	7.25%	09/2018	12,757	12,679	1.5	12,757
Paper Source, Inc.	One stop	L + 6.25%	(c)	7.25%	09/2018	1,694	1,680	0.2	1,694
Paper Source, Inc.	One stop	P + 5.00%	(e)	8.50%	09/2018	339	331	—	339
Pet Holdings ULC*^(7)(8)	One stop	L + 5.50%	(c)	6.50%	07/2022	14,775	14,491	1.7	14,627
Pet Holdings ULC(7)(8)	One stop	P + 4.50%	(e)	8.00%	07/2022	37	35	—	36
Pet Holdings ULC(4)(7)(8)	One stop	L + 5.50%		N/A(5)	07/2022	—	(1)	—	(1)
Sneaker Villa, Inc.*^	One stop	L + 7.75%	(c)	8.75%	12/2020	12,467	12,361	1.4	12,467
						128,486	126,570	14.4	127,052
Telecommunications
Arise Virtual Solutions, Inc.^	One stop	L + 6.50%	(c)	7.75%	12/2018	1,382	1,373	0.2	1,313
Arise Virtual Solutions, Inc.(4)	One stop	L + 6.50%		N/A(5)	12/2018	—	(1)	—	(4)
Hosting.com Inc.*	Senior loan	L + 4.50%	(c)	5.75%	12/2017	720	717	0.1	720
Hosting.com Inc.	Senior loan	L + 4.50%	(a)	5.75%	12/2017	82	81	—	82
						2,184	2,170	0.3	2,111
Textile and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	(a)	6.00%	10/2022	2,062	2,016	0.2	2,062
SHO Holding I Corporation(4)	Senior loan	L + 4.00%		N/A(5)	10/2021	—	(1)	—	(1)
						2,062	2,015	0.2	2,061

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Utilities
Arcos, LLC	One stop	L + 6.50%	(c)	7.50%	02/2021	$4,014	$3,944	0.5%	$4,014
Arcos, LLC	One stop	L + 6.50%		N/A(5)	02/2021	—	—	—	—
PowerPlan Holdings, Inc.*#	Senior loan	L + 4.75%	(a)	5.75%	02/2022	6,790	6,699	0.8	6,790
PowerPlan Holdings, Inc.(4)	Senior loan	L + 4.75%		N/A(5)	02/2021	—	(6)	—	—
						10,804	10,637	1.3	10,804
Total non-controlled/non-affiliate company debt investments						$1,505,637	$1,485,448	169.2%	$1,487,093

Equity Investments (10)(11)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A		N/A	N/A	2	$1,506	0.2%	$1,317
Tresys Technology Holdings, Inc.	Common stock	N/A		N/A	N/A	295	295	—	—
Whitcraft LLC	Warrant	N/A		N/A	N/A	—	—	—	232
Whitcraft LLC	Preferred stock B	N/A		N/A	N/A	1	670	0.1	1,194
							2,471	0.3	2,743
Automobile
K&N Engineering, Inc.	Preferred stock A	N/A		N/A	N/A	—	—	—	27
K&N Engineering, Inc.	Preferred stock B	N/A		N/A	N/A	—	—	—	27
K&N Engineering, Inc.	Common stock	N/A		N/A	N/A	—	—	—	213
Polk Acquisition Corp.	LP interest	N/A		N/A	N/A	1	144	0.1	144
							144	0.1	411
Beverage, Food and Tobacco
Atkins Nutritionals, Inc	LLC interest	N/A		N/A	N/A	57	746	0.3	2,630
Benihana, Inc.	LLC units	N/A		N/A	N/A	43	699	0.1	501
C. J. Foods, Inc.	Preferred stock	N/A		N/A	N/A	—	157	—	309
First Watch Restaurants, Inc.	Common stock	N/A		N/A	N/A	9	964	0.2	1,712
Hopdoddy Holdings, LLC	LLC interest	N/A		N/A	N/A	27	130	—	50
Hopdoddy Holdings, LLC	LLC interest	N/A		N/A	N/A	12	36	—	14
Julio & Sons Company	LLC interest	N/A		N/A	N/A	521	521	0.1	801
Purfoods, LLC	LLC interest	N/A		N/A	N/A	381	381	—	381
Richelieu Foods, Inc.	LP interest	N/A		N/A	N/A	220	220	0.1	588
Rubio's Restaurants, Inc.	Preferred stock A	N/A		N/A	N/A	2	945	0.3	2,625
Tate's Bake Shop, Inc.	LP interest	N/A		N/A	N/A	462	428	0.1	483
Uinta Brewing Company	LP interest	N/A		N/A	N/A	462	462	—	—
							5,689	1.2	10,094
Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A		N/A	N/A	10	1,021	0.1	1,248

Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A		N/A	N/A	—	73	—	75
Flexan, LLC	Common stock	N/A		N/A	N/A	1	—	—	—
							73	—	75
Diversified Conglomerate Manufacturing
Chase Industries, Inc.	LLC units	N/A		N/A	N/A	1	1,186	0.2	1,666
Inventus Power, Inc	Preferred stock	N/A		N/A	N/A	—	370	—	137
Inventus Power, Inc	Common stock	N/A		N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A		N/A	N/A	—	249	—	249

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Diversified Conglomerate Manufacturing – (continued)
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	—	$160	—%	$—
						1,965	0.2	2,052
Diversified Conglomerate Service
Actiance, Inc.	Warrant	N/A	N/A	N/A	344	95	—	99
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	341	0.1	610
Bomgar Corporation	Common stock	N/A	N/A	N/A	100	108	—	108
Bomgar Corporation	Common stock	N/A	N/A	N/A	72	1	—	1
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	—	154	—	43
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	348	—	323
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	180	—	—	155
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	0.1	385
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	—	—
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	1	417	—	417
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	103	4	—	4
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	263	0.1	445
Steelwedge Software, Inc.	Warrant	N/A	N/A	N/A	36,575	76	—	84
TA MHI Buyer, Inc.	Preferred stock	N/A	N/A	N/A	—	202	—	260
Vendavo, Inc.	Preferred stock A	N/A	N/A	N/A	827	827	0.1	852
Vitalyst, LLC	Preferred stock A	N/A	N/A	N/A	—	61	—	44
Vitalyst, LLC	Common stock	N/A	N/A	N/A	1	7	—	—
Workforce Software, LLC	LLC units	N/A	N/A	N/A	308	308	0.1	308
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	40	32	—	32
						3,772	0.5	4,170
Ecological
Pace Analytical Services, LLC	LLC units	N/A	N/A	N/A	2	277	—	277
						277	—	277
Electronics
Diligent Corporation	Preferred stock	N/A	N/A	N/A	83	83	—	83
ECI Acquisition Holdings, Inc.	Common stock	N/A	N/A	N/A	9	873	0.1	1,130
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	134	—	188
SEI, Inc.	LLC units	N/A	N/A	N/A	340	340	—	317
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	122	—	23
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	14	—	—
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	1	567	0.1	688
Sparta Holding Corporation	Common stock	N/A	N/A	N/A	235	6	—	162
Syncsort Incorporated	Preferred stock	N/A	N/A	N/A	90	226	0.1	313
						2,365	0.3	2,904
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	1,446	0.2	2,038
MyWebGrocer, Inc.	Preferred stock	N/A	N/A	N/A	71	165	—	267
						1,611	0.2	2,305
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	614	0.1	706
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	579	0.1	579
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	6
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	0.1	382
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Healthcare, Education and Childcare – (continued)
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	$64	—%	$199
BIORECLAMATIONIVT, LLC	LLC interest	N/A	N/A	N/A	—	365	0.1	399
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	28	—	31
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	—	—	—
Certara L.P.	LP interest	N/A	N/A	N/A	—	635	0.1	1,266
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	6,386	864	0.1	940
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	65	9	—	146
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	357	—	392
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	734	775	0.1	925
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	14	182	—	200
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	14	—	—	36
G & H Wire Company, Inc	LP interest	N/A	N/A	N/A	102	102	—	107
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	—	287	—	289
Global Healthcare Exchange, LLC	Common stock	N/A	N/A	N/A	—	5	0.1	350
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	458	—	51
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	417	0.1	404
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	387	0.1	459
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	—	106	—	106
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	—	249	—	335
Northwestern Management Services, LLC	LLC units	N/A	N/A	N/A	3	3	—	215
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	234	234	—	234
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	238
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	2	221	—	221
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	—	2	—	2
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	—	149
Reliant Pro ReHab, LLC	Preferred stock A	N/A	N/A	N/A	2	183	0.1	998
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	683	0.1	376
Southern Anesthesia and Surgical	LLC units	N/A	N/A	N/A	487	487	0.1	594
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	62	—	65
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	41
SSH Corporation	Common stock	N/A	N/A	N/A	—	40	—	92
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	482
U.S. Renal Care, Inc.	LP interest	N/A	N/A	N/A	1	2,665	0.3	2,979
Young Innovations, Inc.	LLC units	N/A	N/A	N/A	—	236	0.1	315
Young Innovations, Inc.	Common stock	N/A	N/A	N/A	2	—	—	343
						12,817	1.8	15,652
Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	—	0.1	186
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	98	—	113
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	43	1	—	35
						99	0.1	334
Leisure, Amusement, Motion Pictures
and Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	782
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	6	712	0.1	777
						1,424	0.2	1,559

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Personal and Non-Durable Consumer
Products
C.B. Fleet Company, Incorporated	LLC units	N/A	N/A	N/A	2	$134	0.1%	$270
Georgica Pine Clothiers, LLC	LLC interest	N/A	N/A	N/A	11	106	—	116
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	749	0.1	1,149
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	—	114	—	246
						1,103	0.2	1,781
Personal, Food and Miscellaneous Services
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	114	—	144
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	—	161	—	156
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	766	525	0.1	536
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	85	85	0.1	624
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	106	—	106
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	160	—	160
						1,151	0.2	1,726
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	240	—	273
Market Track, LLC	Preferred stock	N/A	N/A	N/A	—	145	—	215
Market Track, LLC	Common stock	N/A	N/A	N/A	1	145	0.1	344
						530	0.1	832
Retail Stores
Barcelona Restaurants, LLC	LP interest	N/A	N/A	N/A	1,996	—	0.6	5,507
Batteries Plus Holding Corporation	LLC units	N/A	N/A	N/A	5	529	0.1	529
Cycle Gear, Inc.	LLC interest	N/A	N/A	N/A	19	248	—	397
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	97	—	—
DentMall MSO, LLC	LLC units	N/A	N/A	N/A	2	—	—	—
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	83	—	111
Express Oil Change, LLC	LLC interest	N/A	N/A	N/A	81	81	—	272
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	2	155	—	155
Feeders Supply Company, LLC	Common stock	N/A	N/A	N/A	—	—	—	—
Marshall Retail Group LLC, The	LLC units	N/A	N/A	N/A	15	154	—	46
Paper Source, Inc.	Common stock	N/A	N/A	N/A	8	1,387	0.2	1,423
Pet Holdings ULC(7)(8)	LP interest	N/A	N/A	N/A	455	387	—	351
RCP PetPeople LP	LP interest	N/A	N/A	N/A	889	889	0.2	1,556
Sneaker Villa, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	541
						4,421	1.2	10,888
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	—	303	0.1	349
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	151	3	—	273
						306	0.1	622

Total non-controlled/non-affiliate company equity investments						$41,239	6.8%	$59,673

Total non-controlled/non-affiliate company investments					$1,505,637	$1,526,687	176.0%	$1,546,766

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal/Par Amount(3)	Amortized Cost	Percentage of Net Assets	Fair Value
Non-controlled affiliate company investments(12)
Debt investments
Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group, Inc.*#(7)	One stop	L + 9.25%	(c)	5.00% cash/5.50% PIK	11/2018	$9,233	$8,837	1.0%	$8,540
Competitor Group, Inc.(7)	One stop	L + 9.25%	(c)	5.00% cash/5.50% PIK	11/2018	1,095	1,063	0.1	1,013
Competitor Group, Inc.(7)	One stop	L + 9.25%	(c)	5.00% cash/5.50% PIK	11/2018	6	6	—	6
						10,334	9,906	1.1	9,559

Total non-controlled affiliate company debt investments						$10,334	$9,906	1.1%	$9,559

Equity Investments (10)(11)
Leisure, Amusement, Motion Pictures
and Entertainment
Competitor Group, Inc.*#(7)	Preferred stock	N/A		N/A	N/A	4	$4,226	—%	$59
Competitor Group, Inc.(7)	LLC interest	N/A		N/A	N/A	1	714	—	—
Competitor Group, Inc.*#(7)	Common stock	N/A		N/A	N/A	27	—	—	—
							$4,940	—%	$59

Total non-controlled affiliate company equity investments							$4,940	—%	$59

Total non-controlled affiliate company investments						$10,334	$14,846	1.1%	$9,618

Controlled affiliate company investments(13)
Debt investments
Investment Funds and Vehicles
Senior Loan Fund LLC(7)	Subordinated debt	L + 8.00%	(c)	8.47%	05/2020	$77,301	$77,301	8.8%	$77,301

Total controlled affiliate company debt investments						$77,301	$77,301	8.8%	$77,301

Equity Investments(10)
Investment Funds and Vehicles
Senior Loan Fund LLC(7)	LLC interest	N/A		N/A	N/A		$31,339	3.1%	$26,927

Total controlled affiliate company equity investments							$31,339	3.1%	$26,927

Total controlled affiliate company investments						$77,301	$108,640	11.9%	$104,228

Total investments						$1,593,272	$1,650,173	189.0%	$1,660,612

Cash, cash equivalents and restricted cash and cash equivalents
Cash and Restricted Cash							$45,259	5.1%	$45,259
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)				0.21% (14)			44,281	5.0	44,281
Total cash, cash equivalents and restricted cash and cash equivalents							$89,540	10.1%	$89,540

Total investments and cash, cash equivalents and restricted cash and cash equivalents							$1,739,713	199.1%	$1,750,152

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

*	Denotes that all or a portion of the loan secures the notes offered in the 2010 Debt Securitization (as defined in Note 6).
^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 6).
#	Denotes that all or a portion of the loan collateralizes the Credit Facility (as defined in Note 6).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to LIBOR or Prime and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2016, as the loan may have priced or repriced based on an index rate prior to September 30, 2016.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.53% as of September 30, 2016.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 0.65% as of September 30, 2016.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 0.85% as of September 30, 2016.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 1.24% as of September 30, 2016.
(e) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.50% as of September 30, 2016.

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

(9)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing, and therefore, the entire one stop loan asset remains in the Consolidated Schedule of Investments. (See Note 6 in the accompanying notes to the consolidated financial statements.)

(10)	Non-income producing securities.

(11)	Ownership of certain equity investments may occur through a holding company or partnership.

(12)
As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities ("non-controlled affiliate"). Transactions related to investments non-controlled affiliates for the year ended September 30, 2016 were as follows:

Portfolio Company	Fair value at September 30, 2015	Purchases (cost)(a)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value at September 30, 2016	Net realized gain/(loss)	Interest and fee income	Dividend income
Barcelona Restaurants, LLC(b)	$5,523	$—	$(1,995)	$(4,871)	$—	$1,343	$—	$2,722	$—	$—
Competitor Group, Inc.(c)	—	289	—	13,743	99	(4,513)	9,618	—	660	—
Total Non-Controlled Affiliates	$5,523	$289	$(1,995)	$8,872	$99	$(3,170)	$9,618	$2,722	$660	$—

(a)	Purchases at cost includes amounts related to PIK interst capitalized and added to the principal balance of the respective loans.
(b)
During the three months ended December 31, 2015, a portion of the Company's investment was sold diluting the Company's ownership to less than five percent of the portfolio company's voting securities. Effective as of and for periods subsequent to December 31, 2015, the Company no longer classified the portfolio company as a non-controlled affiliate company.

(c)	During the three months ended March 31, 2016, the Company's ownership increased to over five percent of the portfolio company's voting securities as a result of a partial debt to equity conversion.

(13)
As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments with both controlled affiliates for the year ended September 30, 2016 were as follows:

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2016
(In thousands)

Portfolio Company	Fair value at September 30, 2015	Purchases (cost)(d)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value at September 30, 2016	Net realized gain/(loss)	Interest and fee income	Dividend income
Senior Loan Fund LLC(E)	$98,936	$20,440	$(11,586)	$—	$—	$(3,562)	$104,228	$—	$6,939	$4,099
Total Controlled Affiliates	$98,936	$20,440	$(11,586)	$—	$—	$(3,562)	$104,228	$—	$6,939	$4,099

(d)	Purchases at cost includes amounts related to PIK interst capitalized and added to the principal balance of the respective loans.
(e)
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
The accompanying consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Articles 6 and 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Any changes to the valuation methodology are reviewed by management and the Company’s board of directors (the “Board”) to confirm that the changes are appropriate. As markets change, new products develop and the pricing

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2.     Significant Accounting Policies and Recent Accounting Updates - (continued)
for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in Note 5.
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
Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the years ended September 30, 2017, 2016 and 2015, interest income included $9,498, $8,662 and $9,002, respectively, of accretion of discounts. For the years ended September 30, 2017, 2016 and 2015, the Company received loan origination fees of $8,593, $11,686 and $12,922, respectively.
For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2017, 2016 and 2015, the Company recorded PIK income of $2,401, $1,171 and $1,260, respectively, and received PIK payments in cash of $481, $9 and $465, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2.     Significant Accounting Policies and Recent Accounting Updates - (continued)
In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the years ended September 30, 2017, 2016 and 2015, fee income included $1,441, $1,066 and $2,035 of prepayment premiums, respectively, which fees are non recurring.
For the years ended September 30, 2017, 2016 and 2015, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $120,429, $113,172 and $108,677, respectively.
Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended September 30, 2017, 2016 and 2015, the Company recorded dividend income of $5,558, $4,638 and $1,562, respectively, and return of capital distributions, excluding the Company's investment in LLC equity interests in SLF, of $999, $2,492 and $128, respectively, and return of capital distributions from the Company's investment in LLC equity interest in SLF of $25,112, $2,704 and $0, respectively.
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
Non-accrual loans:  A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $2,955 and $1,326 as of September 30, 2017 and 2016, respectively.
Partial loan sales:  The Company follows the guidance in ASC Topic 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated statements of financial condition and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 6 for additional information.
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
Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the years ended September 30, 2017 and 2016, $17 and $333 was incurred for U.S. federal excise tax, respectively. For the year ended September 30, 2015, no amount was incurred for U.S. federal excise tax.
The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2017. The Company's tax returns for 2014 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.
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
Share repurchase plan:  The Company has a share repurchase program (the “Program”) which allows the Company to repurchase up to $75,000 of the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2017 and the Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Company did not make any repurchases of its common stock during the years ended September 30, 2017 and 2016.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 2.     Significant Accounting Policies and Recent Accounting Updates - (continued)
Deferred debt issuance costs:  Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2017 and 2016, the Company had deferred debt issuance costs of $4,273 and $5,627 respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the years ended September 30, 2017, 2016 and 2015 was $3,289, $4,184 and $4,506, respectively.
Deferred offering costs:  Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of September 30, 2017 and 2016, deferred offering costs, which are included in other assets on the Consolidated Statements of Financial Condition, were $111 and $145, respectively.
Accounting for derivative instruments:  The Company does not utilize hedge accounting and marks its derivatives, if any, to market through a net change in unrealized appreciation (depreciation) on derivative instruments in the Consolidated Statements of Operations.
Recent accounting pronouncements: In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash Restricted Cash, a consensus of the FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted. The Company has elected to adopt the ASU which did not have a material impact on the Company’s consolidated financial statements. Prior to adoption, the Company presented the change in restricted cash and cash equivalents separately as a cash flow from investing activity. Upon adoption, the Company included the restricted cash and cash equivalents in each of the balances of the cash, cash equivalents and restricted cash and cash equivalents at the beginning of and end of periods and included the change in restricted cash and cash equivalents as part of the net change in cash, cash equivalents, and restricted cash and cash equivalents in the Consolidated Statements of Cash Flows and retrospectively restated the years ended September 30, 2016 and 2015.
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
For the years ended September 30, 2017, 2016 and 2015, the Income Incentive Fee incurred was $4,741, $6,022 and $7,489, respectively.
Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Income Incentive Fee, it is possible that an Incentive Fee may be calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee will result in a positive value and an

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 3. Related Party Transactions - (continued)
Incentive Fee will be paid even if the Company has incurred a loss in such period due to realized and/or unrealized capital losses unless the payment of such Incentive Fee would cause the Company to pay Incentive Fees on a cumulative basis that exceed the Incentive Fee Cap. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% quarterly. If market interest rates rise, the Company may be able to invest funds in debt instruments that provide for a higher return, which would increase Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Incentive Fee based on such net investment income.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 3. Related Party Transactions - (continued)
The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for each of the years ended September 30, 2017, 2016 and 2015 was $388, $0, and $0. However, in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through September 30, 2017, the Company has not made any Capital Gain Incentive Fee payments. For the years ended September 30, 2017, 2016 and 2015, the Company accrued a capital gain incentive fee under GAAP of $2,819, $1,244 and $2,737, respectively, which accruals are included in incentive fee in the Consolidated Statements of Operations.
As of September 30, 2017 and September 30, 2016, included in management and incentive fees payable on the Consolidated Statements of Financial Condition were $6,896 and $4,077, respectively, for accruals for capital gain incentive fees under GAAP.
The sum of the Income Incentive Fee and the Capital Gain Incentive Fee is the “Incentive Fee.”
Administration Agreement:  Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides the Company with clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company’s day-to-day operations. GBDC reimburses the Administrator the allocable portion subject to the review and approval of the Board of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and GBDC’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.
Included in accounts payable and accrued expenses is $620 and $566 as of September 30, 2017 and 2016, respectively, for accrued allocated shared services under the Administration Agreement.
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
Total expenses reimbursed to the Administrator during the years ended September 30, 2017, 2016 and 2015 were $2,255, $2,438 and $960, respectively.
As of September 30, 2017 and 2016, included in accounts payable and accrued expenses were $799 and $582, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 3. Related Party Transactions - (continued)
During the years ended September 30, 2017, 2016 and 2015 the Company sold $119,982, $157,795 and $288,971, respectively, of investments and unfunded commitments to SLF at fair value and recognized $776, $1,124 and $2,083, respectively, of net realized gains.
On June 22, 2016, the Company entered into an unsecured revolving credit facility with the Investment Adviser (the "Adviser Revolver"), with a maximum credit limit of $20,000 and expiration date of June 22, 2019. Refer to Note 6 for discussion of the Adviser Revolver.
For the years ended September 30, 2017, 2016 and 2015, SLF incurred an administrative service fee of $477, $457 and $249, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between SLF and the Administrator.

Note 4.     Investments
Investments as of September 30, 2017 and 2016 consisted of the following:

	As of September 30, 2017			As of September 30, 2016
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$197,734	$195,790	$195,029	$164,818	$162,969	$162,849
One stop	1,348,625	1,331,008	1,334,084	1,321,494	1,303,056	1,304,467
Second lien	9,434	9,306	9,434	27,909	27,579	27,909
Subordinated debt	59	59	59	1,750	1,750	1,427
Subordinated notes in SLF(1)(2)	—	—	—	77,301	77,301	77,301
LLC equity interests in SLF(1)(2)	N/A	97,457	95,015	N/A	31,339	26,927
Equity	N/A	37,619	51,394	N/A	46,179	59,732
Total	$1,555,852	$1,671,239	$1,685,015	$1,593,272	$1,650,173	$1,660,612

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

	As of September 30, 2017		As of September 30, 2016
Amortized Cost:
United States
Mid-Atlantic	$341,612	20.4%	$411,509	24.9%
Midwest	405,901	24.3	353,117	21.4
West	266,546	16.0	289,208	17.5
Southeast	354,663	21.2	364,203	22.1
Southwest	153,520	9.2	117,168	7.1
Northeast	134,164	8.0	100,056	6.1
Canada	14,833	0.9	14,912	0.9
Total	$1,671,239	100.0%	$1,650,173	100.0%

Fair Value:
United States
Mid-Atlantic	$339,358	20.1%	$403,536	24.3%
Midwest	406,694	24.1	357,059	21.5
West	270,185	16.0	288,047	17.3
Southeast	356,846	21.2	368,450	22.2
Southwest	152,312	9.1	119,641	7.2
Northeast	144,468	8.6	108,866	6.6
Canada	15,152	0.9	15,013	0.9
Total	$1,685,015	100.0%	$1,660,612	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4.     Investments - (continued)
The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2017 and 2016 were as follows:

	As of September 30, 2017		As of September 30, 2016
Amortized Cost:
Aerospace and Defense	$59,296	3.6%	$64,220	3.9%
Automobile	16,507	1.0	25,293	1.5
Banking	17,144	1.0	17,447	1.1
Beverage, Food and Tobacco	105,466	6.3	141,879	8.6
Broadcasting and Entertainment	1,458	0.1	1,471	0.1
Buildings and Real Estate	66,317	4.0	24,386	1.5
Chemicals, Plastics and Rubber	2,407	0.1	73	0.0*
Containers, Packaging and Glass	—	—	3,477	0.2
Diversified/Conglomerate Manufacturing	98,121	5.9	84,255	5.1
Diversified/Conglomerate Service	287,765	17.2	270,691	16.4
Ecological	18,081	1.1	15,343	0.9
Electronics	84,454	5.1	144,560	8.8
Grocery	15,876	0.9	17,051	1.0
Healthcare, Education and Childcare	336,386	20.1	322,793	19.6
Home and Office Furnishings, Housewares, and Durable Consumer	16,906	1.0	17,796	1.1
Hotels, Motels, Inns, and Gaming	9,889	0.6	804	0.0*
Insurance	34,225	2.1	32,652	2.0
Investment Funds and Vehicles	97,457	5.8	108,640	6.6
Leisure, Amusement, Motion Pictures, Entertainment	76,717	4.6	56,004	3.4
Mining, Steel, Iron and Non-Precious Metals	4,806	0.3	4,562	0.3
Oil and Gas	6,362	0.4	2,287	0.1
Personal and Non Durable Consumer Products (Mfg. Only)	68,871	4.1	37,531	2.3
Personal, Food and Miscellaneous Services	73,718	4.4	64,790	3.9
Printing and Publishing	10,567	0.6	46,049	2.8
Retail Stores	135,892	8.1	130,991	7.9
Telecommunications	8,504	0.5	2,170	0.1
Textiles and Leather	2,209	0.1	2,015	0.1
Utilities	15,838	1.0	10,943	0.7
Total	$1,671,239	100.0%	$1,650,173	100.0%
*Represents an amount less than 0.1%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4.     Investments - (continued)

	As of September 30, 2017		As of September 30, 2016
Fair Value:
Aerospace and Defense	$56,458	3.4%	$59,120	3.6%
Automobile	16,677	1.0	25,911	1.6
Banking	17,182	1.0	17,529	1.1
Beverage, Food and Tobacco	107,582	6.4	145,658	8.8
Broadcasting and Entertainment	1,469	0.1	1,483	0.1
Buildings and Real Estate	67,376	4.0	24,852	1.5
Chemicals, Plastics and Rubber	2,460	0.1	75	0.0*
Containers, Packaging and Glass	—	—	3,489	0.2
Diversified/Conglomerate Manufacturing	98,664	5.9	84,306	5.1
Diversified/Conglomerate Service	293,632	17.4	274,198	16.5
Ecological	18,536	1.1	15,618	0.9
Electronics	85,381	5.1	146,319	8.8
Grocery	16,603	1.0	17,862	1.1
Healthcare, Education and Childcare	335,880	19.9	327,287	19.7
Home and Office Furnishings, Housewares, and Durable Consumer	14,954	0.9	16,498	1.0
Hotels, Motels, Inns, and Gaming	10,057	0.6	815	0.0*
Insurance	35,082	2.1	33,303	2.0
Investment Funds and Vehicles	95,015	5.6	104,228	6.3
Leisure, Amusement, Motion Pictures, Entertainment	76,954	4.5	51,397	3.1
Mining, Steel, Iron and Non-Precious Metals	3,707	0.2	3,914	0.2
Oil and Gas	6,351	0.4	2,305	0.1
Personal and Non Durable Consumer Products (Mfg. Only)	70,192	4.2	37,895	2.3
Personal, Food and Miscellaneous Services	72,517	4.3	66,198	4.0
Printing and Publishing	10,805	0.6	46,814	2.8
Retail Stores	144,336	8.6	137,940	8.3
Telecommunications	8,598	0.5	2,111	0.1
Textiles and Leather	2,247	0.1	2,061	0.1
Utilities	16,300	1.0	11,426	0.7
Total	$1,685,015	100.0%	$1,660,612	100.0%
*Represents an amount less than 0.1%

Senior Loan Fund LLC:
The Company co-invests with RGA Reinsurance Company (“RGA”) in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of SLF must be approved by the SLF investment committee consisting of two representatives of each of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described in Note 5.
As of September 30, 2017, SLF is capitalized by LLC equity interest subscriptions from its members. On December 14, 2016, the SLF investment committee approved the recapitalization of the commitments of SLF’s members. On December 30, 2016, SLF’s members entered into additional LLC equity interest subscriptions totaling $160,000, SLF issued capital calls totaling $89,930 to the Company and RGA and the subordinated notes previously issued by SLF were redeemed and terminated.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4.     Investments - (continued)
As of September 30, 2017 and 2016, the Company and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. SLF’s profits and losses are allocated to the Company and RGA in accordance with their respective ownership interests. As of September 30, 2016, the Company and RGA owned 87.5% and 12.5%, respectively, of the outstanding subordinated notes issued by SLF.
Additionally, SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”), which as of September 30, 2017, allowed SLF II to borrow up to $300,000 at any one time outstanding, subject to leverage and borrowing base restrictions.
As of September 30, 2017 and 2016, SLF had the following commitments from its members (in the aggregate):

	As of September 30, 2017		As of September 30, 2016
	Committed	Funded(1)	Committed	Funded(1)(2)
Subordinated note commitments	$—	$—	$160,000	$88,344
LLC equity commitments	200,000	111,380	40,000	35,816
Total	$200,000	$111,380	$200,000	$124,160

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

(2)	Funded subordinated note commitments as of September 30, 2016 are presented net of repayments subject to recall. The subordinated note commitments were terminated as of December 30, 2016.
As of September 30, 2017 and 2016, SLF had total assets at fair value of $306,235 and $332,786, respectively. As of September 30, 2017, SLF had one portfolio company investment on non-accrual status and the total fair value of non-accrual loans was $329. As of September 30, 2016, SLF had one portfolio company investment on non-accrual status and the total fair value of non-accrual loans was $6,686. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of September 30, 2017 and 2016, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $13,318 and $24,104, respectively.
Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2017 and 2016:

	As of September 30,
	2017	2016
Senior secured loans (1)	$301,583	$331,473
Weighted average current interest rate on senior secured loans (2)	6.4%	6.0%
Number of borrowers in SLF	50	62
Largest portfolio company investments (1)	$13,820	$13,050
Total of five largest portfolio company investments (1)	$61,187	$61,118

(1)	At principal amount.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4.     Investments - (continued)

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Investment Portfolio as of September 30, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.1%	$2,094	$2,105
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8	928	928
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	6,805	5,784
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	466	396
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.0	3,184	3,184
Arise Virtual Solutions, Inc. (4)	Telecommunications	Senior loan	12/2018	7.3	9,856	9,856
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.8	10,073	10,073
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.1	4,851	4,845
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	8,590	8,418
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	4,328	4,242
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	2,442	2,442
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	1,227	1,227
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	41	41
Curo Health Services LLC (4)	Healthcare, Education and Childcare	Senior loan	02/2022	5.3	5,850	5,867
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5	4,401	4,401
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.6	428	428
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2018	5.5	1,964	1,964
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.8	4,725	4,725
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	6,029	6,029
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	1,686	1,686
Flexan, LLC (4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.8	47	47
Gamma Technologies, LLC (4)	Electronics	Senior loan	06/2021	6.0	10,264	10,264
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	3,064	3,064
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.9	5,044	5,044
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.3	2,293	2,293
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	102	102
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	64	64
Joerns Healthcare, LLC (4)	Healthcare, Education and Childcare	Senior loan	05/2020	7.8	8,745	8,202
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	6,762	6,762
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	2,226	2,226
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	822	822
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	2,164	2,164
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,492	1,492
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.2	1,977	1,977
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.2	596	596

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments - (continued)
SLF Investment Portfolio as of September 30, 2017 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
Park Place Technologies LLC (4)	Electronics	Senior loan	06/2022	6.3%	$5,341	$5,287
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.2	5,372	5,372
Payless ShoeSource, Inc.	Retail Stores	Senior loan	08/2022	10.3	768	757
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	4,560	4,469
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.7	83	81
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	53	52
PowerPlan Holdings, Inc. (4)	Utilities	Senior loan	02/2022	6.5	11,365	11,365
Premise Health Holding Corp. (4)	Healthcare, Education and Childcare	Senior loan	06/2020	5.8	11,772	11,772
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7	9,738	9,738
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.9	597	597
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.2	5,217	5,217
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	7,793	7,793
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	595	595
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	505	505
Reliant Pro ReHab, LLC (4)	Healthcare, Education and Childcare	Senior loan	12/2017	6.3	3,240	3,240
RSC Acquisition, Inc. (4)	Insurance	Senior loan	11/2022	6.6	3,864	3,864
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.1	15	15
Rubio's Restaurants, Inc. (4)	Beverage, Food and Tobacco	Senior loan	11/2018	6.1	4,992	4,992
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.6	5,792	5,792
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0	4,782	4,686
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.8	70	69
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0	50	49
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.8	34	33
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior loan	09/2022	5.8	2,521	2,490
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0	3,684	3,684
SEI, Inc.	Electronics	Senior loan	07/2021	6.0	13,820	13,820
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0	11,313	11,313
Severin Acquisition, LLC (4)	Diversified/Conglomerate Service	Senior loan	07/2021	6.1	4,832	4,830
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.0	5,290	5,265
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.2	668	670
Severin Acquisition, LLC (5)	Diversified/Conglomerate Service	Senior loan	07/2021	N/A (6)	—	(1)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	867	754
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	60
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC (5)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (6)	—	(15)
Stomatcare DSO, LLC (7)	Healthcare, Education and Childcare	Senior loan	05/2022	6.2% PIK	625	329
Tate's Bake Shop, Inc. (4)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3	2,926	2,926
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.5	4,553	4,553

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments - (continued)
SLF Investment Portfolio as of September 30, 2017 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1%	$3,567	$3,567
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	687	687
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.0	514	514
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	252	252
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6	7,393	7,393
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.8	22	21
W3 Co.	Oil and Gas	Senior loan	03/2022	7.2	1,266	1,269
WHCG Management, LLC (4)	Healthcare, Education and Childcare	Senior loan	03/2023	6.1	7,980	7,980
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,666	5,666
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	10,369	10,369
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	209	209
Total senior loan investments					$301,583	$298,941

Payless ShoeSource, Inc. (8)(9)	Retail Stores	LLC interest	N/A	N/A	35	$843
W3 Co. (8)(9)	Oil and Gas	LLC units	N/A	N/A	3	1,146
Total equity investments						$1,989

Total investments					$301,583	$300,930

(1)	Represents the weighted average annual current interest rate as of September 30, 2017.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(4)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

(6)	The entire commitment was unfunded at September 30, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Loan was on non-accrual status as of September 30, 2017, meaning that SLF has ceased recognizing interest income on the loan.

(8)	Equity investment received as a result of the portfolio company's debt restructuring.

(9)	Non-income producing.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments - (continued)
SLF Investment Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal ($)	Fair Value(2)
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5%		$1,061	$1,061
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.5		596	596
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	6.8		3,781	3,781
K&N Engineering, Inc.(3)	Automobile	Senior loan	07/2019	5.3		179	179
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	5.8		2,233	2,233
Mediaocean LLC(3)	Diversified/Conglomerate Service	Senior loan	08/2022	5.8		3,137	3,137
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		4,288	4,224
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	6.5		470	463
Northwestern Management Services, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2019	7.5		1	1
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.5		1,998	1,958
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.7		180	166
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.0		1,640	1,623
Payless ShoeSource, Inc.	Retail Stores	Senior loan	03/2021	5.0		1,955	1,163
Pentec Acquisition Sub, Inc.	Healthcare, Education and Childcare	Senior loan	05/2018	6.3		1,419	1,419
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		5,895	5,895
PetVet Care Centers LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2020	5.8		1,219	1,219
PowerPlan Holdings, Inc.(3)	Utilities	Senior loan	02/2022	5.8		11,994	11,994
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		13,026	13,026
PPT Management, LLC	Healthcare, Education and Childcare	Senior loan	04/2020	6.0		10	10
Premise Health Holding Corp.(3)	Healthcare, Education and Childcare	Senior loan	06/2020	5.5		11,891	11,891
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2019	6.8		8,354	8,354
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.8		373	373
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.0		5,880	5,821
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		7,072	7,001
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		801	792
Radiology Partners, Inc.(3)	Healthcare, Education and Childcare	Senior loan	09/2020	6.5		510	505
Radiology Partners, Inc.(3)(4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(6)
Radiology Partners, Inc.(3)(4)	Healthcare, Education and Childcare	Senior loan	09/2020	N/A	(5)	—	(3)
Reliant Pro ReHab, LLC(3)	Healthcare, Education and Childcare	Senior loan	12/2017	6.0		3,337	3,337
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3		3,732	3,732
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.3		172	172
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.8		33	33
Rubio's Restaurants, Inc.(3)	Beverage, Food and Tobacco	Senior loan	11/2018	6.0		5,044	5,044
Rug Doctor LLC	Personal and Non Durable Consumer Products	Senior loan	06/2018	6.3		7,780	7,780

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments - (continued)
SLF Investment Portfolio as of September 30, 2016 – (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2021	5.5%	$2,718	$2,718
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	5.8	3,722	3,722
SEI, Inc.	Electronics	Senior loan	07/2021	5.8	8,711	8,711
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	5.0	6,342	6,342
Severin Acquisition, LLC(3)	Diversified/Conglomerate Service	Senior loan	07/2021	5.9	4,882	4,858
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	951	932
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	75	74
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	75	73
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	75	73
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	75	73
Smashburger Finance LLC(4)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (5)	—	(2)
Systems Maintenance Services Holding, Inc.(3)	Electronics	Senior loan	10/2019	5.0	2,396	2,396
Tate's Bake Shop, Inc.(3)	Beverage, Food and Tobacco	Senior loan	08/2019	6.0	2,955	2,955
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.3	4,582	4,566
Transaction Data Systems, Inc.(3)	Diversified/Conglomerate Service	Senior loan	06/2021	6.3	5,260	5,260
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.5	9	8
W3 Co.	Oil and Gas	Senior loan	03/2020	5.8	2,924	2,295
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0	4,869	4,869
Worldwide Express Operations, LLC	Cargo Transport	Senior loan	07/2019	6.0	100	100
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2019	5.3	3,804	3,818
Young Innovations, Inc.(3)	Healthcare, Education and Childcare	Senior loan	01/2018	6.8	122	118
Zest Holdings, LLC	Healthcare, Education and Childcare	Senior loan	08/2020	5.8	5,282	5,282
					$331,473	$323,510

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The negative fair value is the result of the unfunded commitment being valued below par.

(5)	The entire commitment was unfunded at September 30, 2016. As such, no interest is being earned on this investment.

(6)	Loan was on non-accrual status as of September 30, 2016, meaning that SLF has ceased recognizing interest income on the loan.

As of September 30, 2017, the Company has committed to fund $175,000 of LLC equity interest subscriptions to SLF. As of September 30, 2017 and 2016, $97,457 and $31,339, respectively, of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the years ended September 30, 2017 and 2016, the Company received $4,929 and $4,099, respectively, in dividend income from the SLF LLC equity interests.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4.     Investments - (continued)
As of September 30, 2016, the amortized cost, net of principal repayments that were subject to recall, and fair value of the subordinated notes held by the Company was $77,301 and $77,301, respectively. As of September 30, 2016, the subordinated notes paid a weighted average interest rate of three-month LIBOR plus 8.0%. For the years ended September 30, 2017 and 2016, the Company earned interest income on the subordinated notes of $1,639 and $6,939, respectively.
See below for certain summarized financial information for SLF as of and for the years ended September 30, 2017 and 2016:

	As of September 30,
	2017	2016
Selected Balance Sheet Information:
Investments, at fair value	$300,930	$323,510
Cash and other assets	5,305	7,281
Receivable from investments sold	—	1,995
Total assets	$306,235	$332,786
Senior credit facility	$197,700	$214,050
Unamortized debt issuance costs	(712)	(949)
Other liabilities	658	567
Total liabilities	197,646	213,668
Subordinated notes and members’ equity	108,589	119,118
Total liabilities and members' equity	$306,235	$332,786

	Years ended September 30,
	2017	2016
Selected Statement of Operations Information:
Interest income	$21,455	$22,016
Fee income	5	84
Total investment income	21,460	22,100
Interest and other debt financing expense	10,236	15,715
Administrative service fee	477	457
Other expenses	131	151
Total expenses	10,844	16,323
Net investment income	10,616	5,777
Net realized gain (loss) on investments	(7,379)	(479)
Net change in unrealized appreciation (depreciation) on investments and subordinated notes	4,647	(4,685)
Net increase (decrease) in members' equity	$7,884	$613

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2017, 2016 and 2015. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Investments
Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2017 and 2016, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs.
When determining fair value of Level 3 debt and equity investments, the Company may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5.     Fair Value Measurements - (continued)
made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA may include pro forma adjustments for items such as acquisitions, divestitures or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.
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
Secured Borrowings
The Company has elected the fair value option under ASC Topic 825 — Financial Instruments, relating to accounting for debt obligations at their fair value for its secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company reports changes in the fair value of its secured borrowings as a component of the net change in unrealized (appreciation) depreciation on secured borrowings in the consolidated statements of operations. The net gain or loss reflects the difference between the fair value and the principal amount due on maturity.
As of September 30, 2017, there were no secured borrowings outstanding. As of September 30, 2016 all secured borrowings were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5.    Fair Value Measurements - (continued)
The following tables present fair value measurements of the Company’s investments and secured borrowings and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2017 and 2016:

As of September 30, 2017	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,538,606	$1,538,606
Equity investments(1)	—	—	51,394	51,394
Money market funds(1)(2)	13,825	—	—	13,825
Investment measured at NAV(3)(4)	—	—	—	95,015
Total assets:	$13,825	$—	$1,590,000	$1,698,840

As of September 30, 2016	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Debt investments(1)	$—	$—	$1,573,953	$1,573,953
Equity investments(1)	—	—	59,732	59,732
Money market funds(1)(2)	44,281	—	—	44,281
Investment measured at NAV(3)(4)	—	—	—	26,927
Total assets:	$44,281	$—	$1,633,685	$1,704,893
Secured borrowings:	$—	$—	$475	$475

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

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
The net change in unrealized appreciation (depreciation) for the years ended September 30, 2017, 2016 and 2015 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of year was $4,846, $2,528 and $10,064, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5.     Fair Value Measurements - (continued)
The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the years ended September 30, 2017 and 2016:

	Year ended September 30, 2017
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings
Fair value, beginning of period	$1,573,953	$59,732	$1,633,685	$475
Net change in unrealized appreciation (depreciation) on investments	1,146	222	1,368	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	(3)
Realized gain (loss) on investments	(372)	9,774	9,402	—
Funding of (proceeds from) revolving loans, net	331	—	331	—
Fundings of investments	570,950	4,677	575,627	—
PIK interest	1,839	—	1,839	—
Proceeds from principal payments and sales of portfolio investments	(540,050)	(23,011)	(563,061)	—
Non-cash proceeds from principal payments on subordinated notes investment in SLF	(78,689)	—	(78,689)	—
Repayments on secured borrowings	—	—	—	(475)
Accretion of discounts and amortization of premiums	9,498	—	9,498	3
Fair value, end of period	$1,538,606	$51,394	$1,590,000	$—

	Year ended September 30, 2016
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings
Fair value, beginning of period	$1,449,603	$57,808	$1,507,411	$355
Net change in unrealized appreciation (depreciation) on investments	4,274	(2,742)	1,532	—
Realized gain (loss) on investments	(5,529)	11,783	6,254	—
Funding of (proceeds from) revolving loans, net	587	—	587	—
Fundings of investments	630,523	13,420	643,943	155
PIK interest	1,201	—	1,201	—
Proceeds from principal payments and sales of portfolio investments	(515,368)	(20,537)	(535,905)	—
Repayments on secured borrowings	—	—	—	(35)
Accretion of discounts and amortization of premiums	8,662	—	8,662	—
Fair value, end of period	$1,573,953	$59,732	$1,633,685	$475

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5.     Fair Value Measurements - (continued)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments and secured borrowings as of September 30, 2017 and 2016.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)(2)	$184,529	Market rate approach	Market interest rate	5.6% - 12.5% (6.9%)
		Market comparable companies	EBITDA multiples	5.0x - 17.5x (11.6x)
	10,560	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(3)(4)	$1,327,788	Market rate approach	Market interest rate	2.3% - 39.5% (8.1%)
		Market comparable companies	EBITDA multiples	4.0x - 35.0x (12.5x)
			Revenue multiples	2.0x - 7.5x (3.9x)
	3,281	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(1)	$9,493	Market rate approach	Market interest rate	9.3% - 19.5% (9.4%)
		Market comparable companies	EBITDA multiples	10.5x - 11.0x (10.5x)
Equity(5)	$51,394	Market comparable companies	EBITDA multiples(6)	4.0x - 43.3x (12.5x)
			Revenue multiples(6)	2.0x - 5.8x (3.0x)

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2017 was determined using the market rate approach.

(2)	Excludes $(60) of non-accrual loans at fair value, which the Company valued on a liquidation basis. The negative fair value is the result of the unfunded commitment being valued below par.

(3)	Excludes $3,015 of non-accrual loans at fair value, which the Company valued on a liquidation basis.

(4)	The Company valued $1,189,176 and $138,612 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)	Excludes $95,015 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.

(6)	The Company valued $47,092 and $4,302 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5.     Fair Value Measurements - (continued)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)(2)	$148,446	Market rate approach	Market interest rate	4.0% - 10.0% (6.4%)
		Market comparable companies	EBITDA multiples	6.0x - 17.5x (11.5x)
	$14,247	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated Notes of SLF	$77,301	Discounted cash flow analysis	Discount rate	8.2%
One stop loans(1)(3)(4)	$1,299,650	Market rate approach	Market interest rate	4.5% - 23.5% (7.9%)
		Market comparable companies	EBITDA multiples(5)	4.0x - 35.4x (10.6x)
			Revenue multiples(5)	2.0x - 7.5x (3.9x)
	$3,647	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(1)	$29,336	Market rate approach	Market interest rate	9.0% - 29.5% (11.3%)
		Market comparable companies	EBITDA multiples	6.5x - 20.0x (13.1x)
Equity(5)	$59,732	Market comparable companies	EBITDA multiples(6)	4.0x – 16.7x (10.9x)
			Revenue multiples(6)	2.0x – 5.5x (3.2x)
Liabilities:
Secured borrowings(7)	$475	Market rate approach	Market interest rate	7.0%
		Market comparable companies	EBITDA multiples	16.0x

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
The following are the carrying values and fair values of the Company’s debt as of September 30, 2017 and 2016. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of September 30, 2017		As of September 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$781,100	$788,762	$864,700	$873,980
Note 6.     Borrowings
In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of September 30, 2017, the Company’s asset coverage for borrowed amounts was 285.2% (excluding the SBA debentures).
Debt Securitizations:  On July 16, 2010, the Company completed a $300,000 term debt securitization, which was subsequently increased to $350,000 (as amended, “2010 Debt Securitization”). The notes (“2010 Notes”) offered in the 2010 Debt Securitization were issued by the 2010 Issuer, a subsidiary of Holdings. Through October 19, 2016, the 2010 Debt Securitization consisted of $203,000 of Aaa/AAA Class A 2010 Notes that bore interest at a rate of three-month LIBOR plus 1.74%, $12,000 of Class B 2010 Notes that bore interest at a rate of three-month LIBOR plus 2.40% and $135,000 of Subordinated 2010 Notes that do not bear interest. On June 25, 2015, the Company and the 2010 Issuer amended the 2010 Debt Securitization to, among other things, (a) extend the reinvestment period two years to July 20, 2017, (b) make certain modifications for purposes of compliance with the loan securitization exclusion of the Volcker Rule and (c) modify the computation of the weighted average life test which relates to the loans securing the 2010 Notes. On October 20, 2016, the Company and the 2010 Issuer further amended the 2010 Debt Securitization to, among other things, (a) refinance the issued Class A 2010 Notes by redeeming in full the Class A 2010 Notes and issuing new Class A-Refi 2010 Notes in an aggregate principal amount of $205,000 that bear interest at a rate of three-month LIBOR plus 1.90%, (b) refinance the Class B Notes by redeeming in full the Class B 2010 Notes and issuing new Class B-Refi 2010 Notes in an aggregate principal

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6.     Borrowings - (continued)
amount of $10,000 that bear interest at a rate of three-month LIBOR plus 2.40%, and (c) extend the reinvestment period applicable to the 2010 Issuer to July 20, 2018. Following the refinancing, Holdings retained the Class B-Refi 2010 Notes. The Class A-Refi 2010 Notes and Class B-Refi 2010 Notes are secured by the assets held by the 2010 Issuer.
The Class A-Refi 2010 Notes are included in the September 30, 2017 consolidated statement of financial condition as debt of the Company and the Class B-Refi 2010 Notes were eliminated in consolidation. The Class A and Class B 2010 Notes are included in the September 30, 2016 consolidated statement of financial condition as debt of the Company. As of September 30, 2017 and September 30, 2016, the Subordinated 2010 Notes were eliminated in consolidation.
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
As of September 30, 2017 and 2016, there were 81 and 77 portfolio companies with a total fair value of $345,750 and $319,288, respectively, securing the 2010 Notes. The pool of loans in the 2010 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.
The interest charged under the 2010 Debt Securitization is based on three-month LIBOR, which as of September 30, 2017 was 1.3%. For the years ended September 30, 2017, 2016 and 2015, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the years ended September 30,
	2017	2016	2015
Stated interest expense	$6,156	$5,078	$4,439
Amortization of debt issuance costs	256	390	931
Total interest and other debt financing expenses	$6,412	$5,468	$5,370
Cash paid for interest expense	$5,901	$4,900	$4,404
Average stated interest rate	3.0%	2.4%	2.1%
Average outstanding balance	$205,520	$215,000	$215,000
As of September 30, 2017, the amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-Refi 2010 Notes are as follows:

Description	Class A-Refi 2010 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$205,000
Moody’s Rating	“Aaa”
S&P Rating	“AAA”
Interest Rate	LIBOR + 1.90%
On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer and are secured by a diversifed portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization consists of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6.     Borrowings - (continued)
of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. The Company retained all of the Class C 2014 Notes and LLC equity interests totaling $37,500 and $119,069, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the September 30, 2017 and 2016 consolidated statements of financial condition as debt of the Company. As of September 30, 2017 and 2016, the Class C 2014 Notes and LLC equity interests were eliminated in consolidation.
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
As of September 30, 2017 and 2016, there were 85 and 79 portfolio companies with a total fair value of $382,957 and $391,752, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.
The interest charged under the 2014 Debt Securitization is based on three-month LIBOR, which as of September 30, 2017 was 1.3%. For the years ended September 30, 2017, 2016 and 2015, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the years ended September 30,
	2017	2016	2015
Stated interest expense	$7,311	$6,029	$5,213
Amortization of debt issuance costs	639	641	638
Total interest and other debt financing expenses	$7,950	$6,670	$5,851
Cash paid for interest expense	$7,032	$5,786	$5,906
Average stated interest rate	3.0%	2.5%	2.1%
Average outstanding balance	$246,000	$246,000	$246,000
As of September 30, 2017 the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1, A-2 and B 2014 Notes are as follows:

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

Note 6.     Borrowings - (continued)
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
Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350,000 and the maximum amount that a single SBIC licensee may issue is $150,000. As of September 30, 2017, SBIC IV, SBIC V and SBIC VI had $125,000, $133,000 and $9,000, respectively, of outstanding SBA-guaranteed debentures respectively, that mature between September 2021 and September 2027, leaving incremental borrowing capacity of $17,000 and $41,000 for SBIC V and SBIC VI, respectively, under present SBIC regulations. As of September 30, 2016, SBIC IV and SBIC V had $150,000 and $127,000 of outstanding SBA-guaranteed debentures, respectively.
The interest rate on $267,000 of outstanding debentures as of September 30, 2017 is fixed at an average annualized interest rate of 3.4%. For the years ended September 30, 2017, 2016 and 2015, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the years ended September 30,
	2017	2016	2015
Stated interest expense	$9,782	$8,554	$7,749
Amortization of debt issuance costs	1,357	1,815	1,954
Total interest and other debt financing expenses	$11,139	$10,369	$9,703
Cash paid for interest expense	$9,777	$8,475	$7,722
Average stated interest rate	3.5%	3.6%	3.6%
Average outstanding balance	$282,674	$239,432	$213,516
Revolving Credit Facility:  On July 21, 2011, Funding entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Securities, N.A., as administrative agent and lender, which as of September 30, 2017, allowed Funding to borrow up to $225,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6.     Borrowings - (continued)
Through a series of amendments during the year ended September 30, 2017, most recently on September 28, 2017, the Company and Funding amended the Credit Facility to, among other thing, extend the expiration of the reinvestment period to September 27, 2018, during which period Funding, subject to certain conditions, may make borrowing under the facility, and extend the stated maturity date from September 28, 2020 to September 28, 2022.
The Credit Facility bears interest at one-month LIBOR plus 2.25% per annum. In addition to the stated interest rate on the Credit Facility, the Company is required to pay a non-usage fee at a rate between 0.50% and 2.00% per annum depending on the size of the unused portion of the Credit Facility.
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
As of September 30, 2017 and 2016, the Company had outstanding debt under the Credit Facility of $63,100 and $126,700, respectively. For the years ended September 30, 2017 and 2016, the Company had borrowings on the Credit Facility of $530,000 and $379,150, respectively, and repayments on the Credit Facility of $593,600 and $379,700, respectively. For the years ended September 30, 2017, 2016 and 2015, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the years ended September 30,
	2017	2016	2015
Stated interest expense	$4,445	$3,403	$1,934
Facility fees	539	460	616
Amortization of debt issuance costs	1,037	1,304	789
Total interest and other debt financing expenses	$6,021	$5,167	$3,339
Cash paid for interest expense and facility fees	$4,952	$3,856	$2,393
Average stated interest rate	3.2%	2.7%	2.5%
Average outstanding balance	$138,786	$125,908	$78,051
Revolvers:  On November 22, 2013, Revolver Funding entered into a $15,000 revolving line of credit (as amended, the “Revolver”), which could have been increased up to $30,000, with The PrivateBank and Trust Company. On October 21, 2015, the Company and Revolver Funding terminated the Revolver. There were no borrowings outstanding on the Revolver at the time of termination, and Revolver Funding was released of all obligations under the Revolver and all liens on the assets held by Revolver Funding collateralizing the Revolver were released.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6.     Borrowings - (continued)
The revolver was not in existence for the year ended September 30, 2017. For the three months ended June 30, 2016, the revolver was not in existence and the Company did not incur any expense. For both the years ended September 30, 2016 and 2015, the weighted average outstanding balance was $0. For the years ended September 30, 2016 and 2015, Cash paid for facility fees was $2 and $38, respectively and total interest expense of $36 and $232 included $2 and $38 of facility fees and $34 and $194 of amortization of deferred debt issuance costs, respectively.
On June 22, 2016, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $20,000 and expiration date of June 22, 2019. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 1.3% as of September 30, 2017. For the year ended September 30, 2017, the Company had no borrowings and repayments, did not incur any interest expense and no cash was paid for interest on the Adviser Revolver. For the year ended September 30, 2016, the annualized average stated interest rate was 0.7% on average outstanding borrowings of $26, interest expense was an amount less than $1 and cash paid for interest was an amount less than $1. For the year ended September 30, 2016, the Company had borrowings on the Adviser Revolver of $9,500 and repayments on the Adviser Revolver of $9,500.
The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility, Revolver and Adviser Revolver) for the years ended September 30, 2017, 2016 and 2015 was $872,980, $826,366 and $752,567, respectively.
For the years ended September 30, 2017, 2016 and 2015, the effective average annual interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.6%, 3.4% and 3.3%, respectively.
A summary of the Company’s maturity requirements for borrowings as of September 30, 2017 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2010 Debt Securitization	$205,000	$—	$—	$—	$205,000
2014 Debt Securitization	246,000	—	—	—	246,000
SBA debentures	267,000	—	—	103,500	163,500
Credit Facility	63,100	—	—	63,100	—
Adviser Revolver	—	—	—	—	—
Total borrowings	$781,100	$—	$—	$166,600	$614,500
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
As of September 30, 2017, there were no secured borrowings outstanding. As of September 30, 2016, the Company recognized secured borrowings at fair value of $475 and the fair values of the loans that are associated with these secured borrowings was $2,305. These secured borrowings were the result of the Company’s completion of partial loan sales of one stop loans associated with a portfolio company that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and the partial loan sales were treated as secured borrowings.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 6.     Borrowings - (continued)
During the years ended September 30, 2017, 2016 and 2015, there were no partial loan sales and net fundings on revolving and delayed draw secured borrowings totaling $0, $155 and $0, respectively, and repayments on secured borrowings totaled $475, $35 and $34, respectively. For the years ended September 30, 2017, 2016 and 2015, the effective average interest rate on secured borrowings, which includes amortization of original issuance costs, was 3.4%, 4.2%, and 4.5%, respectively, interest expense was $9, $14, and $13, respectively, and amortization of original issue discount was $3, $0 and $2, respectively.
Note 7.     Federal Income Tax Matters
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
The following differences were reclassified for tax purposes for the years ended September 30, 2017, 2016 and 2015:

	Years ended September 30,
	2017	2016	2015
Increase/(decrease) in Paid in Capital in Excess of Par	$38	$(341)	$(71)
Increase/(decrease) in Capital Distributions in Excess of and Undistributed Net Investment Income	(1,120)	4,083	(242)
Increase/(decrease) in Net Realized Gain (Loss) on Investments	1,082	(3,742)	313
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized. Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company in tax years beginning after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2017, the Company estimates that it will not have any capital loss carryforward available for use in subsequent tax years.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7.     Federal Income Tax Matters - (continued)
The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended September 30, 2017, 2016 and 2015:

	Years ended September 30,
	2017	2016	2015
Net increase in net assets resulting from operations	$82,288	$69,204	$70,791
Net change in unrealized (appreciation) depreciation on investments	(3,337)	2,030	(2,438)
Net change in unrealized (appreciation) depreciation on secured borrowings	(3)	—	(2)
Other income not currently taxable	(7,509)	(6,129)	(1,244)
Expenses not currently deductible	2,911	1,665	—
Other income for tax but not book	9,346	5,774	2,797
Other deductions/losses for tax not book	(36)	(279)	(873)
Other realized gain/loss differences	(5,575)	1,275	1,994
Taxable income before deductions for distributions	$78,085	$73,540	$71,025
The tax character of distributions paid during the years ended September 30, 2017, 2016 and 2015 was as follows:

	Years ended September 30,
	2017	2016	2015
Ordinary Income	$85,304	$54,461	$58,152
Long-Term Capital Gains	1,139	12,418	4,817
The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2017, 2016 and 2015 were as follows:

	As of September 30,
	2017	2016	2015
Undistributed ordinary income – tax basis	$4,374	$14,792	$3,869
Undistributed realized gains – tax basis	2,958	1,993	6,182
Net unrealized appreciation (depreciation) on investments	18,532	10,416	13,433
Other temporary differences	(7,285)	(4,429)	(3,378)
Total accumulated earnings (deficit) – book basis	$18,579	$22,772	$20,106
For the tax year ended September 30, 2017, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders in 2018. The amount carried forward to 2018 is estimated to be approximately $7,332, although this amount will not be finalized until the 2017 tax returns are filed in 2018.
As of September 30, 2017, the Federal tax cost of investments was $1,669,152 resulting in estimated gross unrealized gains and losses of $42,422 and $26,559, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7.     Federal Income Tax Matters - (continued)
The differences between the components of distributable earnings on a tax basis and the amounts reflected in the consolidated statements of changes in net assets are primarily due to temporary book-tax differences that will reverse in a subsequent period.
Note 8.     Commitments and Contingencies
Commitments:  The Company had outstanding commitments to fund investments totaling $60,497 and $81,417 under various undrawn revolvers and other credit facilities as of September 30, 2017 and 2016, respectively. As described in Note 4, the Company had commitments of up to $77,543 and $66,360 to SLF as of September 30, 2017 and 2016, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.
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
Off-balance sheet risk:  Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the consolidated statements of financial condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of September 30, 2017 and 2016. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9. Financial Highlights
The financial highlights for the Company are as follows:

	Years ended September 30,
Per share data(1):	2017		2016		2015	2014	2013
Net asset value at beginning of period	$15.96		$15.80		$15.55	$15.21	$14.60
Net increase in net assets as a result of issuance of shares(2)	0.01		0.06		—	—	—
Net increase in net assets as a result of public offering	0.19		0.05		0.09	0.18	0.57
Costs related to public offering	—		—		—	—	(0.03)
Distributions declared:
From net investment income	(1.51)		(1.04)		(1.18)	(1.28)	(1.15)
From capital gains	(0.02)		(0.24)		(0.10)	—	—
From return of capital	—		—		—	—	(0.13)
Net investment income (3)	1.23	(3)	1.25	(3)	1.20	1.26	1.29
Net realized gain (loss) on investments	0.16		0.12		0.19	0.11	(0.04)
Net change in unrealized appreciation (depreciation) on investments	0.06		(0.04)		0.05	0.07	0.10
Net asset value at ending of period	$16.08		$15.96		$15.80	$15.55	$15.21
Per share market value at end of period	$18.82		$18.57		$15.98	$15.95	$17.32
Total return based on market value(4)	10.23%		25.36%		8.21%	(0.52)%	16.98%
Number of common shares outstanding	59,577,293		55,059,067		51,300,193	47,119,498	43,282,932

	Years ended September 30,
Listed below are supplemental data and ratios to the financial highlights:	2017	2016	2015	2014	2013
Ratio of net investment income to average net assets	7.67%	7.88%	7.66%	8.12%	8.62%
Ratio of total expense to average net assets(5)	7.52%	7.58%	7.92%	7.61%	7.65%
Ratio of incentive fees to average net assets(5)	0.83%	0.88%	1.33%	1.46%	1.91%
Ratio of expenses (without incentive fees) to average net assets	6.69%	6.70%	6.59%	6.16%	5.73%
Total return based on average net asset value(6)	9.08%	8.39%	9.19%	9.39%	9.03%
Net assets at end of period	$957,946	$878,825	$810,870	$732,739	$658,236
Average debt outstanding	$872,980	$826,366	$752,567	$587,624	$378,843
Average debt outstanding per share	$14.65	$15.01	$14.67	$12.47	$8.75
Asset coverage ratio(7)	285.23%	248.78%	237.28%	249.12%	373.20%
Portfolio turnover	34.06%	33.73%	47.69%	46.50%	40.05%
Asset coverage ratio per unit(8)	$2,852	$2,488	$2,373	$2,491	$3,717
Average market value per unit:(9)
2010 Debt Securitization	N/A	N/A	N/A	N/A	N/A
2014 Debt Securitization	N/A	N/A	N/A	N/A	N/A
SBA Debentures	N/A	N/A	N/A	N/A	N/A
Credit Facility	N/A	N/A	N/A	N/A	N/A
Revolver	N/A	N/A	N/A	N/A	N/A
Adviser Revolver	N/A	N/A	N/A	N/A	N/A

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9. Financial Highlights - (continued)

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	Net increase in net assets as a result of issuance of shares related to shares issued through the DRIP and private placement.

(3)	Net investment income per share for the year ended September 30, 2017 and 2016 is shown after a net expense of $17 and $333, respectively, for U.S. federal excise tax.

(4)	Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

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

(7)
In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing (excluding the Company's SBA debentures pursuant to exemptive relief received by the Company from the SEC).

(8)
Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggreate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollars amounts per $1,000 of indebtedness. These amounts exclude the SBA debentures pursuant to exemptive relief the Company received from the SEC on September 13, 2011.

(9)	Not applicable because such senior securities are not registered for public trading

Note 10. Earnings Per Share
The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2017, 2016 and 2015:

	Years ended September 30,
	2017	2016	2015
Earnings available to stockholders	$82,288	$69,204	$70,791
Basic and diluted weighted average shares outstanding	56,913,064	51,948,378	49,017,777
Basic and diluted earnings per share	$1.45	$1.33	$1.44

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Common Stock Offerings
The following table summarizes the total shares issued and proceeds received in private placements and public offerings, net of underwriting discounts and offering costs, of the Company’s common stock for the years ended September 30, 2017, 2016 and 2015:

	Years ended September 30,
	2017	2016	2015
Shares issued	3,982,721	3,320,456	4,002,292
Offering price per share	Various	Various	17.42
Proceeds net of underwriting discounts and offering costs	$73,614	$58,260	$67,370
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
On March 21, 2017, GBDC priced a public offering of 1,750,000 shares of its common stock at a public offering price of $19.03 per share. On April 6, 2017, GBDC sold an additional 262,500 shares of its common stock at a public offering price of $19.03 per share pursuant to the underwriters’ partial exercise of the option to purchase additional shares granted in connection with the public offering in March 2017.
On June 6, 2017, GBDC priced a public offering of 1,750,000 shares of its common stock at a public offering price of $19.30 per share. On July 5, 2017, GBDC sold an additional 220,221 shares of its common stock at a public offering price of $19.30 per share pursuant to the underwriters’ partial exercise of the option to purchase additional shares granted in connection with the public offering in June 2017.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 12. Dividends and Distributions
The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the years ended September 30, 2017, 2016 and 2015:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Fiscal Year ended September 30, 2015
11/17/2014	12/18/2014	12/29/2014	$0.32		$14,193	52,020	$885
02/03/2015	03/20/2015	03/27/2015	$0.32		$14,187	53,694	$908
05/11/2015	06/18/2015	06/29/2015	$0.32		$15,888	31,930	$505
08/04/2015	09/07/2015	09/29/2015	$0.32		$15,762	40,759	$641
Fiscal Year ended September 30, 2016
11/17/2015	12/11/2015	12/29/2015	$0.32		$15,149	79,594	$1,267
02/02/2016	03/07/2016	03/30/2016	$0.32		$14,287	131,434	$2,155
05/03/2016	06/06/2016	06/29/2016	$0.32		$14,558	112,104	$1,926
08/03/2016	09/05/2016	09/29/2016	$0.32		$15,515	115,286	$2,022
Fiscal Year ended September 30, 2017
11/14/2016	12/12/2016	12/29/2016	$0.57	(1)	$28,239	177,970	$3,145
02/07/2017	03/07/2017	03/30/2017	$0.32		$15,509	116,386	$2,167
05/04/2017	06/06/2017	06/29/2017	$0.32		$16,186	119,251	$2,171
08/02/2017	09/06/2017	09/29/2017	$0.32		$16,847	121,898	$2,179
(1) Includes a special distribution of $0.25 per share.
Note 13. Subsequent Events
On November 17, 2017, the Board declared a quarterly distribution of $0.32 per share and a special distribution of $0.08 per share both of which are payable on December 28, 2017 to holders of record as of December 12, 2017.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 14. Selected Quarterly Financial Data (Unaudited)

	September 30, 2017	June 30, 2017	March 31, 2017		December 31, 2016
Total investment income	$34,950	$35,408	$33,557		$33,849
Net investment income	18,238	17,808	16,547	(1)	16,953	(1)
Net gain (loss) on investments and secured borrowings	4,215	2,303	4,193		2,031
Net increase in net assets resulting from operations	22,453	20,111	20,740		18,984
Earnings per share	0.38	0.35	0.38		0.34
Net asset value per common share at period end	$16.08	$16.01	$15.88		$15.74

	September 30, 2016	June 30, 2016	March 31, 2016		December 31, 2015
Total investment income	$34,503	$32,106	$30,762		$30,500
Net investment income	17,228	15,885	16,868	(2)	14,999	(2)
Net gain (loss) on investments and secured borrowings	(1,129)	2,404	(2,691)		5,640
Net increase in net assets resulting from operations	16,099	18,289	14,177		20,639
Earnings per share	0.30	0.35	0.28		0.40
Net asset value per common share at period end	$15.96	$15.88	$15.85		$15.89

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Total investment income	$33,552	$30,410	$28,461	$27,545
Net investment income	15,481	15,205	13,754	14,557
Net gain (loss) on investments and secured borrowings	3,989	3,083	4,107	615
Net increase in net assets resulting from operations	19,470	18,288	17,861	15,172
Earnings per share	0.38	0.36	0.38	0.32
Net asset value per common share at period end	$15.80	$15.74	$15.61	$15.55

(1)	Net investment income for the three months ended March 31, 2017 and December 31, 2016 is shown after a net expense of $7 and $10, respectively, for U.S. federal excise tax.

(2)	Net investment income for the three months ended March 31, 2016 and December 31, 2015 is shown after a net expense of $31 and $302, respectively, for U.S. federal excise tax.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 15. Summarized Financial Information for SLF (Unaudited)
Provided in the table below is a Statements of Financial Condition for SLF as of September 30, 2017 and 2016:
Senior Loan Fund LLC
Statements of Financial Condition

	September 30, 2017	September 30, 2016
Assets
Investments, at fair value	$300,930	$323,510
Cash and cash equivalents	823	651
Restricted cash and cash equivalents	3,966	6,086
Interest receivable	516	544
Receivable from investments sold	—	1,995
Total Assets	$306,235	$332,786
Liabilities
Senior credit facility	$197,700	$214,050
Less unamortized debt issuance costs	712	949
Senior credit facility less unamortized debt issuance costs	196,988	213,101
Subordinated notes, at fair value (proceeds of $0 and $88,344, respectively)	—	88,344
Interest payable	457	384
Accounts payable and accrued expenses	201	183
Total Liabilities	197,646	302,012
Members' equity	108,589	30,774
Total Liabilities and Members' equity	$306,235	$332,786

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 15. Summarized Financial Information for SLF (Unaudited) - (continued)
Provided in the table below is a Statements of Operations for SLF for the years ended September 30, 2017, 2016 and 2015:
Senior Loan Fund LLC
Statements of Operations

	Years ended September 30,
	2017	2016	2015
Investment income
Interest income	$21,455	$22,016	$10,906
Fee income	5	84	4
Total investment income	21,460	22,100	10,910
Expenses
Interest and other debt financing expenses	10,236	15,715	7,701
Administrative service fee	477	457	249
Professional fees	128	150	102
General and administrative expenses	3	1	1
Total expenses	10,844	16,323	8,053
Net investment income	10,616	5,777	2,857
Net gain (loss) on investments, subordinated notes and secured borrowings
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(7,379)	(479)	9
Net realized gain (loss)	(7,379)	(479)	9
Net unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	4,647	(4,685)	(2,217)
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	11
Net change in unrealized appreciation (depreciation)	4,647	(4,685)	(2,206)
Net gain (loss) on investments, subordinated notes and secured borrowings	(2,732)	(5,164)	(2,197)
Net increase (decrease) in members' equity	$7,884	$613	$660

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2017 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
(b) Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and Ernst & Young LLP's Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.
(c) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 91

(2)	Financial Statement Schedules — None

(3)	Exhibits

3.1
Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 25, 2010).

3.2	Form of Bylaws (Incorporated by reference to Exhibit (b)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 25, 2010).
4.1
Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 25, 2010).

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

10.3
Form of Administration Agreement between Registrant and GC Service Company LLC (Incorporated by reference to Exhibit (k)(2) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 25, 2010).

10.4
Form of Trademark License Agreement between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-163279), filed on March 25, 2010).

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

10.26
Joiner Supplement, dated as of May 2, 2017, by and among Golub Capital BDC Funding LLC, as the borrower; the lender identified therein, and Wells Fargo Securities, LLC, as the administrative agent. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 814-00794), filed on August 7, 2017).

10.27
Third Amendment to Amended and Restated Loan and Servicing Agreement, dated as of July 28, 2017, by and among Golub Capital BDC Funding LLC, as the borrower; Golub Capital BDC, Inc., as the transferor and servicer; the institutional lenders identified on the signature pages thereto; Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on July 28, 2017).

10.28
Fourth Amendment to Amended and Restated Loan and Servicing Agreement, dated as of September 28, 2017, by and among Golub Capital BDC Funding LLC, as the borrower; Golub Capital BDC, Inc., as the transferor and servicer; the institutional lenders identified on the signature pages thereto; Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on September 28, 2017).

11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).
14.1	Code of Ethics of the Registrant and GC Advisors.
14.2	Code of Ethics of GC Advisors LLC.
21.1	List of Subsidiaries.
24	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Privacy Policy of the Registrant.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC, INC.
A Delaware Corporation

Date: November 20, 2017	By:	/s/ David B. Golub
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

Signature	Title	Date
/s/ David B. Golub	Chief Executive Officer and Director	November 20, 2017
David B. Golub	(Principal Executive Officer)
/s/ Ross A. Teune	Chief Financial Officer	November 20, 2017
Ross A. Teune	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Chairman of the Board of Directors	November 20, 2017
Lawrence E. Golub
/s/ John T. Baily	Director	November 20, 2017
John T. Baily
/s/ Kenneth F. Bernstein	Director	November 20, 2017
Kenneth F. Bernstein
/s/ Anita R. Rosenberg	Director	November 20, 2017
Anita R. Rosenberg
/s/ William M. Webster IV	Director	November 20, 2017
William M. Webster IV