Form 10-Q
period 2017-12-31
GOLUB CAPITAL BDC, Inc.
filed 2018-02-07
CIK 1476765

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

As of February 7, 2018, the Registrant had 59,741,248 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2017	September 30, 2017
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,627,716	$1,586,293
Non-controlled affiliate company investments	4,065	3,707
Controlled affiliate company investments	91,591	95,015
Total investments at fair value (amortized cost of $1,707,273 and $1,671,239, respectively)	1,723,372	1,685,015
Cash and cash equivalents	5,750	3,988
Restricted cash and cash equivalents	71,380	58,570
Interest receivable	6,536	6,271
Other assets	289	332
Total Assets	$1,807,327	$1,754,176
Liabilities
Debt	$828,300	$781,100
Less unamortized debt issuance costs	3,514	4,273
Debt less unamortized debt issuance costs	824,786	776,827
Interest payable	6,132	3,800
Management and incentive fees payable	15,506	13,215
Accounts payable and accrued expenses	1,973	2,312
Payable for investments purchased	550	—
Accrued trustee fees	78	76
Total Liabilities	849,025	796,230
Commitments and Contingencies (Note 7)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2017 and September 30, 2017	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 59,741,248 and 59,577,293 shares issued and outstanding as of December 31, 2017 and September 30, 2017, respectively	60	60
Paid in capital in excess of par	942,179	939,307
Undistributed (over distribution of) net investment income	(387)	1,954
Net unrealized appreciation (depreciation) on investments	18,767	16,444
Net realized gain (loss) on investments	(2,317)	181
Total Net Assets	958,302	957,946
Total Liabilities and Total Net Assets	$1,807,327	$1,754,176
Number of common shares outstanding	59,741,248	59,577,293
Net asset value per common share	$16.04	$16.08

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2017	2016
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$33,192	$30,731
Dividend income	597	152
Fee income	534	254
Total investment income from non-controlled/non-affiliate company investments	34,323	31,137
From non-controlled affiliate company investments:
Interest income	162	327
Total investment income from non-controlled affiliate company investments	162	327
From controlled affiliate company investments:
Interest income	—	1,639
Dividend income	1,965	746
Total investment income from controlled affiliate company investments	1,965	2,385
Total investment income	36,450	33,849
Expenses
Interest and other debt financing expenses	7,714	7,606
Base management fee	5,930	5,837
Incentive fee	2,871	2,091
Professional fees	688	580
Administrative service fee	618	601
General and administrative expenses	118	171
Total expenses	17,939	16,886
Net investment income - before excise tax	18,511	16,963
Excise tax	—	10
Net investment income - after excise tax	18,511	16,953
Net gain (loss) on investments
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	481	907
Net realized gain (loss) on investments	481	907
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	988	2,265
Non-controlled affiliate company investments	559	(643)
Controlled affiliate company investments	776	(498)
Net change in unrealized appreciation (depreciation) on investments	2,323	1,124
Net gain (loss) on investments	2,804	2,031
Net increase in net assets resulting from operations	$21,315	$18,984
Per Common Share Data
Basic and diluted earnings per common share	$0.36	$0.34
Dividends and distributions declared per common share	$0.40	$0.57
Basic and diluted weighted average common shares outstanding	59,584,421	55,064,870

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

					Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings
	Common Stock		Paid in Capital in Excess of Par	Undistributed (Over Distribution) of Net Investment Income		Net Realized Gain (Loss) on Investments
	Shares	Par Amount					Total Net Assets
Balance at September 30, 2016	55,059,067	$55	$855,998	$18,832	$13,104	$(9,164)	$878,825
Net increase in net assets resulting from operations	—	—	—	16,953	1,124	907	18,984
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	177,970	—	3,145	—	—	—	3,145
Distributions from net investment income	—	—	—	(30,265)	—	—	(30,265)
Distributions from net realized gain	—	—	—	—	—	(1,119)	(1,119)
Total increase (decrease) for the period ended December 31, 2016	177,970	—	3,145	(13,312)	1,124	(212)	(9,255)
Balance at December 31, 2016	55,237,037	$55	$859,143	$5,520	$14,228	$(9,376)	$869,570
Balance at September 30, 2017	59,577,293	$60	$939,307	$1,954	$16,444	$181	$957,946
Net increase in net assets resulting from operations	—	—	—	18,511	2,323	481	21,315
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	163,955	—	2,872	—	—	—	2,872
Distributions from net investment income	—	—	—	(20,852)	—	—	(20,852)
Distributions from net realized gain	—	—	—	—	—	(2,979)	(2,979)
Total increase (decrease) for the period ended December 31, 2017	163,955	—	2,872	(2,341)	2,323	(2,498)	356
Balance at December 31, 2017	59,741,248	$60	$942,179	$(387)	$18,767	$(2,317)	$958,302

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2017	2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$21,315	$18,984
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	794	849
Accretion of discounts and amortization of premiums	(2,709)	(1,807)
Net realized (gain) loss on investments	(481)	(907)
Net change in unrealized (appreciation) depreciation on investments	(2,323)	(1,124)
Proceeds from (fundings of) revolving loans, net	3,498	(2,518)
Fundings of investments	(137,941)	(122,736)
Proceeds from principal payments and sales of portfolio investments	101,876	93,949
PIK interest	(277)	(547)
Changes in operating assets and liabilities:
Interest receivable	(265)	274
Other assets	43	24
Interest payable	2,332	2,708
Management and incentive fees payable	2,291	(951)
Payable for investments purchased	550	—
Accounts payable and accrued expenses	(339)	(86)
Accrued trustee fees	2	4
Net cash (used in) provided by operating activities	(11,634)	(13,884)
Cash flows from financing activities
Borrowings on debt	98,600	136,250
Repayments of debt	(51,400)	(111,450)
Capitalized debt issuance costs	(35)	(479)
Repayments on secured borrowings	—	(13)
Distributions paid	(20,959)	(28,239)
Net cash provided by (used in) financing activities	26,206	(3,931)
Net change in cash, cash equivalents and restricted cash and cash equivalents	14,572	(17,815)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	62,558	89,540
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$77,130	$71,725
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,587	$4,045
Distributions declared during the period	23,831	31,384
Supplemental disclosure of noncash operating activity:
Funding of LLC equity interests in SLF	$—	$(78,689)
Proceeds from subordinated notes in SLF principal payment	—	78,689
Supplemental disclosure of noncash financing activity:
Proceeds from issuance of Class A-Refi 2010 Notes	$—	$205,000
Redemptions of Class A and Class B 2010 Notes	—	(205,000)

See Notes to Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	December 31,
	2017	2016
Cash and cash equivalents	$5,750	$5,709
Restricted cash and cash equivalents	71,380	66,016
Total cash, cash equivalents and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$77,130	$71,725
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of restricted cash and cash equivalents.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
NTS Technical Systems*^#	One stop	L + 6.25%	(a)	7.61%	06/2021	$21,773	$21,505	2.3%	$21,773
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(67)	—	—
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(112)	—	—
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	8.32%	12/2018	3,899	3,845	0.1	1,170
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	8.32%	12/2018	659	658	0.1	659
Tronair Parent, Inc.#	Senior loan	L + 4.75%	(c)	6.16%	09/2023	369	366	—	366
Tronair Parent, Inc.	Senior loan	P + 3.50%	(c)(e)	7.56%	09/2021	38	37	—	37
Whitcraft LLC*^#	One stop	L + 6.25%	(c)	7.94%	04/2023	12,533	12,368	1.3	12,533
Whitcraft LLC	One stop	P + 5.25%	(e)	9.75%	04/2023	10	9	—	10
Whitcraft LLC(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(5)	—	—
						39,281	38,604	3.8	36,548
Automobile
Dent Wizard International Corporation*	Senior loan	L + 4.75%	(a)	6.31%	04/2020	4,511	4,490	0.5	4,511
Grease Monkey International, LLC*^	Senior loan	L + 5.00%	(a)	6.36%	11/2022	4,900	4,841	0.5	4,850
Grease Monkey International, LLC	Senior loan	P + 4.00%	(e)	8.50%	11/2022	7	6	—	7
Grease Monkey International, LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2022	—	(1)	—	(2)
T5 Merger Corporation*^	One stop	L + 6.50%	(a)	7.86%	03/2022	4,370	4,305	0.5	4,370
T5 Merger Corporation*	One stop	L + 6.50%	(a)	7.86%	03/2022	190	188	—	190
T5 Merger Corporation*	One stop	L + 6.50%	(a)	7.86%	03/2022	60	59	—	60
T5 Merger Corporation	One stop	L + 6.50%	(a)	7.99%	03/2022	48	46	—	48
						14,086	13,934	1.5	14,034
Banking
HedgeServ Holding L.P.*#	One stop	L + 8.00%	(a)	7.50% cash/2.00% PIK	02/2019	17,270	17,242	1.8	17,270
HedgeServ Holding L.P.(5)	One stop	L + 8.00%		N/A(6)	02/2019	—	(2)	—	—
						17,270	17,240	1.8	17,270
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.	One stop	L + 5.75%	(a)	7.32%	04/2021	7,645	7,546	0.8	7,645
Abita Brewing Co., L.L.C.(5)	One stop	L + 5.75%		N/A(6)	04/2021	—	(1)	—	—
ABP Corporation(5)	Senior loan	L + 4.75%		N/A(6)	12/2018	—	(1)	—	—
Benihana, Inc.*^	One stop	L + 7.00%	(c)(e)	8.59%	01/2019	16,058	15,935	1.7	16,058
Benihana, Inc.	One stop	L + 7.00%	(a)(c)(e)	9.25%	07/2018	1,726	1,717	0.2	1,726
C. J. Foods, Inc.*^	One stop	L + 6.25%	(a)	7.82%	05/2019	5,191	5,157	0.5	5,191
C. J. Foods, Inc.	One stop	L + 6.25%	(a)	7.82%	05/2019	654	650	0.1	654
C. J. Foods, Inc.	One stop	L + 6.25%	(a)	7.82%	05/2019	129	126	—	129
Cafe Rio Holding, Inc.*^	One stop	L + 5.75%	(c)	7.44%	09/2023	10,449	10,276	1.1	10,449
Cafe Rio Holding, Inc.	One stop	P + 4.75%	(e)	9.25%	09/2023	30	28	—	30
Cafe Rio Holding, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2023	—	(5)	—	—
Firebirds International, LLC*	One stop	L + 5.75%	(c)	7.42%	05/2018	1,057	1,054	0.1	1,057
Firebirds International, LLC*	One stop	L + 5.75%	(c)	7.42%	05/2018	298	297	—	298
Firebirds International, LLC^	One stop	L + 5.75%	(c)	7.42%	12/2018	96	95	—	96
Firebirds International, LLC	One stop	L + 5.75%		N/A(6)	05/2018	—	—	—	—
Firebirds International, LLC	One stop	L + 5.75%		N/A(6)	12/2018	—	—	—	—
Flavor Producers, LLC#	Senior loan	L + 4.75%	(c)	6.32%	12/2023	2,172	2,139	0.2	2,139
Flavor Producers, LLC(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	—	(1)	—	(1)
FWR Holding Corporation^	One stop	L + 6.00%	(d)	7.66%	08/2023	5,299	5,224	0.6	5,299
FWR Holding Corporation	One stop	L + 6.00%	(c)	7.60%	08/2023	27	24	—	27
FWR Holding Corporation	One stop	L + 6.00%	(a)	7.57%	08/2023	8	7	—	8
Global Franchise Group, LLC*	Senior loan	L + 5.75%	(c)	7.44%	12/2019	3,522	3,491	0.4	3,522
Global Franchise Group, LLC	Senior loan	L + 5.75%		N/A(6)	12/2019	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Global ID Corporation*#	One stop	L + 6.50%	(c)	8.11%	11/2021	$5,183	$5,133	0.5%	$5,131
Global ID Corporation	One stop	L + 6.50%		N/A(6)	11/2021	—	—	—	—
Global ID Corporation(5)	One stop	L + 6.50%		N/A(6)	11/2021	—	(2)	—	(2)
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(c)	9.48%	08/2020	651	644	0.1	651
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(c)	9.48%	08/2020	400	398	—	400
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(c)	9.48%	08/2020	3	2	0.1	3
Julio & Sons Company	One stop	L + 5.50%		N/A(6)	12/2018	—	—	—	—
Mid-America Pet Food, L.L.C.^	One stop	L + 5.50%	(c)	7.19%	12/2021	5,626	5,559	0.6	5,626
Mid-America Pet Food, L.L.C.(5)	One stop	L + 5.50%		N/A(6)	12/2021	—	(1)	—	—
NBC Intermediate, LLC #	Senior loan	L + 4.50%	(a)	6.07%	09/2023	2,169	2,148	0.2	2,169
NBC Intermediate, LLC	Senior loan	L + 4.50%		N/A(6)	09/2023	—	—	—	—
Purfoods, LLC	One stop	L + 6.25%	(c)	7.73%	05/2021	8,539	8,397	0.9	8,539
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	109	109	—	113
Purfoods, LLC	One stop	L + 6.25%	(a)	7.73%	05/2021	60	59	—	60
Purfoods, LLC	One stop	L + 6.25%	(c)	7.94%	05/2021	24	24	—	24
Purfoods, LLC	One stop	L + 6.25%	(c)	7.94%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.25%	(c)	7.94%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.25%	(c)	7.94%	05/2021	14	14	—	14
Purfoods, LLC	One stop	L + 6.25%	(c)	7.94%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 6.25%	(c)	7.94%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 6.25%	(c)	7.94%	05/2021	10	10	—	10
Restaurant Holding Company, LLC#	Senior loan	L + 7.75%	(a)	9.32%	02/2019	4,216	4,204	0.4	4,132
Rubio's Restaurants, Inc.*^	Senior loan	L + 4.75%	(c)	6.44%	11/2018	8,805	8,778	0.9	8,805
Smashburger Finance LLC	Senior loan	L + 5.50%	(c)	7.19%	05/2018	78	78	—	74
Smashburger Finance LLC	Senior loan	L + 5.50%		N/A(6)	05/2018	—	—	—	—
Surfside Coffee Company LLC#	One stop	L + 5.25%	(c)	6.94%	06/2020	4,413	4,391	0.5	4,413
Surfside Coffee Company LLC	One stop	L + 5.25%	(c)	6.93%	06/2020	334	332	—	334
Surfside Coffee Company LLC	One stop	L + 5.25%	(c)	6.81%	06/2020	30	30	—	30
Tate's Bake Shop, Inc.^	One stop	L + 6.25%	(c)	7.94%	08/2019	4,313	4,256	0.4	4,281
Uinta Brewing Company^	One stop	L + 8.50%	(a)	10.07%	08/2019	3,734	3,722	0.4	3,734
Uinta Brewing Company	One stop	L + 8.50%	(a)	10.07%	08/2019	539	536	0.1	539
						103,663	102,631	10.8	103,459
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	(a)	6.32%	05/2021	1,458	1,454	0.2	1,470

Building and Real Estate
Brooks Equipment Company, LLC*^	One stop	L + 5.00%	(c)	6.48%	08/2020	21,470	21,329	2.3	21,470
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(b)(c)	6.49%	08/2020	5,268	5,238	0.6	5,268
Brooks Equipment Company, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2020	—	(9)	—	—
Jensen Hughes, Inc.#	Senior loan	L + 5.00%	(a)	6.57%	12/2021	153	152	—	153
MRI Software LLC^	One stop	L + 6.25%	(c)	7.95%	06/2023	23,863	23,281	2.5	23,863
MRI Software LLC#	One stop	L + 6.25%	(c)	7.95%	06/2023	13,848	13,716	1.4	13,848
MRI Software LLC^	One stop	L + 6.25%	(c)	7.95%	06/2023	360	356	—	360
MRI Software LLC	One stop	L + 6.25%	(c)	7.83%	06/2023	166	164	—	166
MRI Software LLC(5)	One stop	L + 6.00%		N/A(6)	06/2023	—	(3)	—	—
MRI Software LLC(5)	One stop	L + 6.00%		N/A(6)	06/2023	—	(7)	—	—
						65,128	64,217	6.8	65,128
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	(c)	7.44%	02/2020	2,327	2,312	0.2	2,327
Flexan, LLC	One stop	P + 4.50%	(e)	9.00%	02/2020	10	10	—	10
						2,337	2,322	0.2	2,337

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.*^#	One stop	L + 5.75%	(c)	7.09%	09/2020	$31,292	$31,102	3.3%	$31,292
Chase Industries, Inc.#	One stop	L + 5.75%	(c)	7.09%	09/2020	4,759	4,737	0.5	4,759
Chase Industries, Inc.	One stop	L + 5.75%	(a)	7.16%	09/2020	755	745	0.1	755
Inventus Power, Inc.*^	One stop	L + 6.50%	(a)	8.07%	04/2020	8,128	8,090	0.7	6,909
Inventus Power, Inc.	One stop	L + 6.50%	(a)	8.07%	04/2020	251	248	—	172
Onicon Incorporated*^#	One stop	L + 6.00%	(c)	7.69%	04/2020	12,794	12,708	1.3	12,794
Onicon Incorporated(5)	One stop	L + 6.00%		N/A(6)	04/2020	—	(4)	—	—
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	(b)	6.42%	08/2022	1,746	1,707	0.2	1,746
Plex Systems, Inc.*^	One stop	L + 7.50%	(d)	8.96%	06/2020	18,797	18,555	2.0	18,797
Plex Systems, Inc.(5)	One stop	L + 7.50%		N/A(6)	06/2020	—	(20)	—	—
Reladyne, Inc.*^#	Senior loan	L + 5.00%	(a)	6.36%	07/2022	17,007	16,781	1.8	17,007
Reladyne, Inc.(5)	Senior loan	L + 5.00%		N/A(6)	07/2022	—	(2)	—	—
Reladyne, Inc.(5)	Senior loan	L + 5.00%		N/A(6)	07/2022	—	(5)	—	—
Sunless Merger Sub, Inc.#	Senior loan	L + 5.00%	(a)(e)	6.59%	07/2019	1,442	1,447	0.1	1,442
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	(e)	8.25%	07/2019	374	374	—	374
						97,345	96,463	10.0	96,047
Diversified/Conglomerate Service
Accela, Inc.#	One stop	L + 6.25%	(c)	7.94%	09/2023	5,827	5,743	0.6	5,827
Accela, Inc.	One stop	P + 5.25%	(e)	9.75%	09/2023	23	22	—	23
Agility Recovery Solutions Inc.*^	One stop	L + 6.50%	(c)	7.88%	03/2020	13,924	13,833	1.4	13,924
Agility Recovery Solutions Inc.(5)	One stop	L + 6.50%		N/A(6)	03/2020	—	(4)	—	—
Anaqua, Inc.#	One stop	L + 6.50%	(c)	7.86%	07/2022	7,001	6,905	0.7	7,001
Anaqua, Inc.(5)	One stop	L + 6.50%		N/A(6)	07/2022	—	(1)	—	—
Bomgar Corporation^	One stop	L + 7.50%	(c)	9.19%	06/2022	4,827	4,754	0.5	4,827
Bomgar Corporation(5)	One stop	L + 7.50%		N/A(6)	06/2022	—	(1)	—	—
Clearwater Analytics, LLC*^	One stop	L + 7.50%	(a)	9.07%	09/2022	9,494	9,359	1.0	9,494
Clearwater Analytics, LLC	One stop	L + 7.50%	(a)	9.00%	09/2022	9	8	—	9
Datto, Inc.	One Stop	L + 8.00%	(a)	9.41%	12/2022	11,155	10,936	1.1	10,933
Datto, Inc.(5)	One stop	L + 8.00%		N/A(6)	12/2022	—	(1)	—	(1)
Daxko Acquisition Corporation*^	One stop	L + 6.50%	(c)	8.19%	09/2022	9,045	8,935	0.9	9,045
Daxko Acquisition Corporation	One stop	L + 6.50%		N/A(6)	09/2022	—	—	—	—
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	7.81%	06/2022	11,114	10,928	1.2	11,114
EGD Security Systems, LLC^	One stop	L + 6.25%	(c)	7.73%	06/2022	98	97	—	98
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	7.81%	06/2022	50	49	—	50
EGD Security Systems, LLC	One stop	L + 6.25%		N/A(6)	06/2022	—	—	—	—
HealthcareSource HR, Inc.*	One stop	L + 6.75%	(c)	8.44%	05/2020	23,570	23,297	2.4	23,570
HealthcareSource HR, Inc.(5)	One stop	L + 6.75%		N/A(6)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	3,116	3,075	0.3	3,116
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	2,611	2,493	0.3	2,611
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	734	728	0.1	734
III US Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	09/2022	—	(1)	—	—
Imprivata, Inc.#	Senior loan	L + 4.50%	(c)	5.86%	10/2023	13,144	12,985	1.3	13,012
Imprivata, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	10/2023	—	(2)	—	(2)
Integration Appliance, Inc.*^	One stop	L + 8.25%	(c)	9.73%	09/2020	16,123	16,029	1.7	16,123
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.73%	09/2020	7,914	7,815	0.8	7,914
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.73%	09/2020	5,396	5,335	0.6	5,396
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.73%	09/2020	2,484	2,464	0.3	2,484
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.73%	09/2020	924	918	0.1	924
Integration Appliance, Inc.*	One stop	L + 8.25%	(c)	9.73%	09/2020	719	712	0.1	719
JAMF Holdings, Inc.	One stop	L + 8.00%	(c)	9.41%	11/2022	4,550	4,461	0.5	4,504
JAMF Holdings, Inc.(5)	One stop	L + 8.00%		N/A(6)	11/2022	—	(1)	—	(1)
Maverick Bidco Inc.*#	One stop	L + 6.25%	(c)	7.94%	04/2023	17,600	17,283	1.8	17,600

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Maverick Bidco Inc.	One stop	L + 6.25%	(a)	7.71%	04/2023	$27	$25	—%	$27
Maverick Bidco Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(2)	—	—
MMan Acquisition Co.#	One stop	L + 6.00%	(c)	7.69%	08/2023	9,800	9,662	1.0	9,800
MMan Acquisition Co.	One stop	L + 6.00%	(c)	7.69%	08/2023	26	25	—	26
Net Health Acquisition Corp.#	One stop	L + 5.50%	(b)	7.06%	12/2023	3,886	3,847	0.4	3,847
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(1)	—	(1)
Netsmart Technologies, Inc.#	Senior loan	L + 4.50%	(c)	6.19%	04/2023	1,750	1,737	0.2	1,772
Netsmart Technologies, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(8)	—	—
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	7.57%	11/2023	5,779	5,708	0.6	5,721
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)	7.53%	11/2023	2	1	—	1
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(2)	—	(3)
Saba Software, Inc.#	One stop	L + 5.50%	(b)	7.12%	05/2023	20,246	19,931	2.1	20,246
Saba Software, Inc.(5)	One stop	L + 5.50%		N/A(6)	05/2023	—	(2)	—	—
Saldon Holdings, Inc.*	Senior loan	L + 4.50%	(c)	5.98%	09/2022	775	766	0.1	775
Secure-24, LLC*^	One stop	L + 5.00%	(a)	6.57%	08/2019	21,599	21,448	2.2	21,599
Secure-24, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2019	—	(4)	—	—
Severin Acquisition, LLC^	Senior loan	L + 5.37%	(a)	6.94%	07/2021	881	872	0.1	894
Severin Acquisition, LLC^	Senior loan	L + 5.00%	(a)	6.57%	07/2021	784	776	0.1	787
Severin Acquisition, LLC^	Senior loan	L + 5.37%	(a)	6.94%	07/2021	600	593	0.1	609
Severin Acquisition, LLC^	Senior loan	L + 4.87%	(a)	6.44%	07/2021	193	191	—	193
Switchfly, Inc.	One stop	L + 10.00%	(c)	9.85% cash/1.50% PIK	04/2020	2,407	2,315	0.3	2,407
Switchfly, Inc.	One stop	L + 10.00%		N/A(6)	04/2020	—	—	—	—
Telesoft, LLC#	One stop	L + 5.50%	(c)	6.84%	07/2022	4,192	4,154	0.4	4,192
Telesoft, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2022	—	(1)	—	—
Transaction Data Systems, Inc.*	Senior loan	L + 5.25%	(c)	6.94%	06/2021	740	730	0.1	740
Trintech, Inc. *^#	One stop	L + 6.50%	(a)	7.89%	12/2023	10,930	10,793	1.1	10,821
Trintech, Inc. ^	One stop	L + 6.50%	(a)	8.07%	12/2023	3,429	3,386	0.4	3,395
Trintech, Inc.	One stop	L + 6.50%	(a)	8.07%	12/2023	30	28	—	29
True Commerce, Inc.#	One stop	L + 5.75%	(c)	7.16%	11/2023	5,652	5,583	0.6	5,596
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	(1)
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(a)	10.18% cash/2.25% PIK	10/2020	814	741	0.1	732
Valant Medical Solutions, Inc.	One stop	L + 11.00%		N/A(6)	10/2020	—	—	—	—
Velocity Technology Solutions, Inc.#	One stop	L + 6.00%	(c)	7.52%	12/2023	8,290	8,146	0.9	8,207
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	(1)
Vendavo, Inc.	One stop	L + 8.50%	(c)	9.85%	10/2019	17,982	17,826	1.9	17,982
Vendavo, Inc.(5)	One stop	L + 8.50%		N/A(6)	10/2019	—	(6)	—	—
Vendor Credentialing Service LLC^	One stop	L + 6.00%	(a)	7.57%	11/2021	12,209	12,000	1.3	12,209
Vendor Credentialing Service LLC(5)	One stop	L + 6.00%		N/A(6)	11/2021	—	(1)	—	—
Verisys Corporation*	One stop	L + 6.75%	(c)	8.44%	01/2023	3,916	3,866	0.4	3,916
Verisys Corporation(5)	One stop	L + 6.75%		N/A(6)	01/2023	—	(1)	—	—
Workforce Software, LLC^	One stop	L + 10.50%	(c)	4.85% cash/7.00% PIK	06/2021	5,438	5,413	0.6	5,438
Workforce Software, LLC	One stop	L + 10.50%	(c)	4.85% cash/7.00% PIK	06/2021	51	51	—	51
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 9.25%	(a)	10.03% cash/0.75% PIK	08/2021	4,883	4,817	0.5	4,883
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 9.25%	(a)	10.03% cash/0.75% PIK	08/2021	20	20	—	20
						318,783	314,573	33.2	317,957
Ecological
Pace Analytical Services, LLC	One stop	L + 6.00%	(a)	7.57%	09/2022	15,307	14,974	1.6	15,307
Pace Analytical Services, LLC^	One stop	L + 6.00%	(a)	7.57%	09/2022	1,423	1,404	0.2	1,423
Pace Analytical Services, LLC	One stop	L + 6.00%	(a)	7.57%	09/2022	348	343	—	348
Pace Analytical Services, LLC	One stop	L + 6.00%	(a)	7.48%	09/2022	44	39	—	44
Pace Analytical Services, LLC	One stop	L + 6.00%	(a)	7.57%	09/2022	25	24	—	25
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Ecological - (continued)
WRE Holding Corp.#	Senior loan	L + 4.75%	(a)	6.32%	01/2023	$1,016	$1,006	0.1%	$1,016
WRE Holding Corp.	Senior loan	L + 4.75%	(a)	6.32%	01/2023	9	9	—	9
WRE Holding Corp.	Senior loan	L + 4.75%	(c)	6.31%	01/2023	7	6	—	7
WRE Holding Corp.	Senior loan	L + 4.75%		N/A(6)	01/2023	—	—	—	—
						18,179	17,805	1.9	18,179
Electronics
Appriss Holdings, Inc.*^#	One stop	L + 6.00%	(c)	7.69%	11/2020	22,379	22,147	2.3	22,156
Appriss Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2020	—	(28)	—	(29)
Compusearch Software Holdings, Inc.^	Senior loan	L + 4.50%	(c)	6.07%	05/2021	1,731	1,728	0.2	1,731
Diligent Corporation#	One stop	L + 6.25%	(c)	7.94%	04/2022	4,916	4,852	0.5	4,916
Diligent Corporation*	One stop	L + 6.25%	(c)	7.94%	04/2022	4,826	4,728	0.5	4,827
Diligent Corporation*^	One Stop	L + 6.25%	(c)	7.94%	04/2022	2,641	2,605	0.3	2,641
Diligent Corporation(5)	One stop	L + 6.25%		N/A(6)	04/2022	—	(2)	—	—
Gamma Technologies, LLC^	One stop	L + 4.75%	(a)	6.32%	06/2021	7,536	7,492	0.8	7,536
Gamma Technologies, LLC(5)	One stop	L + 5.00%		N/A(6)	06/2021	—	(1)	—	—
LD Intermediate Holdings, Inc.*^	Senior loan	L + 5.87%	(c)	7.27%	12/2022	2,524	2,356	0.2	2,266
Park Place Technologies LLC*^	Senior loan	L + 5.00%	(c)	6.69%	06/2022	15,741	15,585	1.6	15,741
Park Place Technologies LLC(5)	Senior loan	L + 5.00%		N/A(6)	06/2022	—	(2)	—	—
Sloan Company, Inc., The#	One stop	L + 7.25%	(c)	8.94%	04/2020	7,418	7,352	0.7	6,491
Sloan Company, Inc., The	One stop	L + 7.25%	(c)	8.70%	04/2020	37	37	—	31
Sovos Compliance*^	One stop	L + 6.00%	(a)	7.57%	03/2022	9,305	9,171	1.0	9,305
Sovos Compliance(5)	One stop	L + 6.00%		N/A(6)	03/2022	—	(2)	—	—
Sovos Compliance Formerly Taxware, LLC^	One stop	L + 6.00%	(a)	7.57%	03/2022	1,565	1,544	0.1	1,565
Sovos Compliance Formerly Taxware, LLC	One stop	L + 6.00%		N/A(6)	03/2022	—	—	—	—
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	(c)	9.69%	10/2021	9,435	9,314	1.0	9,435
						90,054	88,876	9.2	88,612
Grocery
MyWebGrocer, Inc.*	One stop	L + 5.00%	(d)	6.57%	09/2018	14,271	14,131	1.5	14,271

Healthcare, Education and Childcare
Active Day, Inc.	One stop	L + 6.00%	(a)	7.57%	12/2021	13,367	13,126	1.4	13,367
Active Day, Inc.^	One stop	L + 6.00%	(a)	7.57%	12/2021	1,031	1,019	0.1	1,031
Active Day, Inc.	One stop	L + 6.00%	(a)	7.57%	12/2021	665	659	0.1	665
Active Day, Inc.	One stop	L + 6.00%	(a)	7.57%	12/2021	459	454	0.1	459
Active Day, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(1)	—	—
Active Day, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(3)	—	—
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(b)	8.28%	03/2022	3,605	3,529	0.4	3,605
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(b)	8.37%	03/2022	38	36	—	38
Acuity Eyecare Holdings, LLC	One stop	P + 5.75%	(e)	10.25%	03/2022	8	7	—	8
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(c)	7.44%	05/2022	21,227	20,712	2.2	20,802
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(c)	7.44%	05/2022	108	106	—	106
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(c)	7.44%	05/2022	83	80	—	79
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(c)	7.44%	05/2022	32	31	—	31
ADCS Clinics Intermediate Holdings, LLC(5)	One stop	L + 5.75%		N/A(6)	05/2022	—	(2)	—	(2)
Agilitas USA, Inc.#	One stop	L + 6.00%	(c)	7.34%	04/2022	8,418	8,345	0.9	8,249
Agilitas USA, Inc.	One stop	L + 6.00%	(c)	7.34%	04/2022	10	9	—	8
Agilitas USA, Inc.(5)	One stop	L + 6.00%		N/A(6)	04/2022	—	(1)	—	—
Aris Teleradiology Company, LLC*	Senior loan	L + 5.50%	(c)	7.19%	03/2021	2,693	2,674	0.2	2,316
Aris Teleradiology Company, LLC	Senior loan	L + 5.50%	(c)	6.88%	03/2021	25	25	—	22
Avalign Technologies, Inc.^	Senior loan	L + 4.50%	(a)	6.07%	07/2021	1,425	1,421	0.1	1,425
BIORECLAMATIONIVT, LLC*^#	One stop	L + 5.75%	(a)	7.32%	01/2021	15,724	15,559	1.7	15,724
BIORECLAMATIONIVT, LLC	One stop	P + 4.75%	(e)	9.25%	01/2021	55	54	—	55

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
California Cryobank, LLC^	One stop	L + 5.50%	(c)	7.19%	08/2019	$1,461	$1,456	0.2%	$1,461
California Cryobank, LLC^	One stop	L + 5.50%	(c)	7.19%	08/2019	560	555	0.1	560
California Cryobank, LLC^	One stop	L + 5.50%	(c)	7.19%	08/2019	187	187	—	187
California Cryobank, LLC(5)	One stop	L + 5.50%		N/A(6)	08/2019	—	(1)	—	—
CLP Healthcare Services, Inc.^	Senior loan	L + 5.25%	(c)	6.94%	12/2020	3,914	3,889	0.4	3,836
Curo Health Services LLC#	Senior loan	L + 4.00%	(c)	5.41%	02/2022	3,265	3,253	0.3	3,268
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	(c)	6.94%	07/2021	18,727	18,484	1.9	18,399
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	(c)	6.94%	07/2021	13,432	13,329	1.4	13,197
DCA Investment Holding, LLC#	One stop	L + 5.25%	(c)	6.94%	07/2021	2,469	2,432	0.3	2,426
DCA Investment Holding, LLC	One stop	L + 5.25%	(a)	6.80%	07/2021	153	150	—	149
DCA Investment Holding, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2021	—	(11)	—	(24)
DCA Investment Holding, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2021	—	(12)	—	(12)
Deca Dental Management LLC*^	One stop	L + 6.25%	(c)	7.94%	07/2020	4,086	4,056	0.4	4,086
Deca Dental Management LLC	One stop	L + 6.25%	(c)	7.80%	07/2020	497	493	0.1	497
Deca Dental Management LLC	One stop	L + 6.25%	(a)	7.82%	07/2020	50	50	—	50
Deca Dental Management LLC(5)	One stop	L + 6.25%		N/A(6)	07/2020	—	(2)	—	—
Delta Educational Systems*(7)	Senior loan	P + 6.75%	(e)	9.00% cash/2.00% PIK	12/2018	1,438	1,433	—	—
Delta Educational Systems(5)(7)	Senior loan	L + 6.00%		N/A(6)	12/2018	—	—	—	(4)
Dental Holdings Corporation	One stop	L + 5.50%	(c)	6.88%	02/2020	7,436	7,349	0.8	7,287
Dental Holdings Corporation	One stop	L + 5.50%	(c)	6.88%	02/2020	1,132	1,124	0.1	1,110
Dental Holdings Corporation	One stop	L + 5.50%	(c)(e)	7.74%	02/2020	440	433	—	419
eSolutions, Inc.*^	One stop	L + 6.50%	(a)	8.07%	03/2022	20,041	19,754	2.1	20,041
eSolutions, Inc.(5)	One stop	L + 6.50%		N/A(6)	03/2022	—	(1)	—	—
Excelligence Learning Corporation^	One stop	L + 6.00%	(a)	7.57%	04/2023	4,842	4,799	0.5	4,842
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	7.94%	05/2023	7,986	7,789	0.8	7,986
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	7.73%	05/2023	461	453	0.1	461
Eyecare Services Partners Holdings LLC	One stop	P + 5.25%	(e)	9.75%	05/2023	7	4	—	7
Eyecare Services Partners Holdings LLC(5)	One stop	L + 6.25%		N/A(6)	05/2023	—	(4)	—	—
G & H Wire Company, Inc.#	One stop	L + 5.50%	(c)	7.19%	09/2023	5,628	5,561	0.6	5,628
G & H Wire Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	09/2023	—	(1)	—	—
Immucor, Inc. #	Senior loan	L + 5.00%	(a)	6.57%	06/2021	1,609	1,594	0.2	1,639
Joerns Healthcare, LLC*^	One stop	L + 6.00%	(c)	7.48%	05/2020	3,497	3,466	0.3	3,259
Kareo, Inc.	One stop	L + 9.00%	(b)	10.41%	06/2022	4,518	4,314	0.5	4,518
Kareo, Inc.	One stop	L + 9.00%		N/A(6)	06/2022	—	—	—	—
Katena Holdings, Inc.^	One stop	L + 6.75%	(c)	8.44%	06/2021	8,589	8,516	0.9	8,589
Katena Holdings, Inc.^	One stop	L + 6.75%	(c)	8.44%	06/2021	839	832	0.1	839
Katena Holdings, Inc.#	One stop	L + 6.75%	(c)	8.44%	06/2021	572	564	0.1	572
Katena Holdings, Inc.	One stop	P + 5.75%	(e)	10.25%	06/2021	89	88	—	89
Lombart Brothers, Inc.#	One stop	L + 6.75%	(c)	8.44%	04/2022	3,621	3,544	0.4	3,621
Lombart Brothers, Inc.#(8)	One stop	L + 6.75%	(c)	8.44%	04/2022	1,660	1,636	0.2	1,660
Lombart Brothers, Inc.(8)	One stop	L + 6.75%		N/A(6)	04/2022	—	—	—	—
Lombart Brothers, Inc.(5)	One stop	L + 6.75%		N/A(6)	04/2022	—	(1)	—	—
Maverick Healthcare Group, LLC*	Senior loan	L + 7.50%	(a)	7.25% cash/2.00% PIK	12/2017	1,969	1,969	0.2	1,871
Maverick Healthcare Group, LLC	Senior loan	P + 6.50%	(e)	5.50% cash/5.50% PIK	12/2017	84	84	—	84
MWD Management, LLC & MWD Services, Inc.#	One stop	L + 5.25%	(c)	6.94%	06/2023	5,910	5,843	0.6	5,910
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2022	—	(1)	—	—
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(2)	—	—
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	8.19%	05/2022	9,410	9,214	1.0	9,410
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	8.19%	05/2022	949	936	0.1	949
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	8.18%	05/2022	212	210	—	212
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	7.96%	05/2022	91	90	—	91

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	8.19%	05/2022	$46	$45	—%	$46
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.50%	(c)	8.19%	05/2022	42	41	—	42
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	8.19%	05/2022	33	32	—	33
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	8.19%	05/2022	30	30	—	30
Oliver Street Dermatology Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	05/2022	—	(1)	—	—
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	8.09%	05/2022	38	37	—	38
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.32%	11/2023	3,087	3,019	0.3	3,056
ONsite Mammography, LLC(5)	One stop	L + 6.75%		N/A(6)	11/2023	—	(1)	—	(1)
ONsite Mammography, LLC(5)	One stop	L + 6.75%		N/A(6)	11/2023	—	(1)	—	(1)
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(b)	7.87%	08/2021	9,955	9,757	1.0	9,955
Pinnacle Treatment Centers, Inc.	One stop	P + 5.00%	(e)	9.50%	08/2021	30	29	—	30
Pinnacle Treatment Centers, Inc.(5)	One stop	L + 6.25%		N/A(6)	08/2021	—	(2)	—	—
PPT Management Holdings, LLC^	One stop	P + 5.00%	(e)	9.50%	12/2022	10,197	10,006	1.0	9,993
PPT Management Holdings, LLC	One stop	P + 5.00%	(e)	9.50%	12/2022	135	135	—	132
PPT Management Holdings, LLC	One stop	L + 6.00%	(a)	7.57%	12/2022	100	96	—	96
PPT Management Holdings, LLC	One stop	P + 5.00%	(e)	9.50%	12/2022	38	30	—	31
Premise Health Holding Corp.*^#	One stop	L + 4.50%	(c)	6.19%	06/2020	14,775	14,721	1.5	14,775
Premise Health Holding Corp.(5)	One stop	L + 4.50%		N/A(6)	06/2020	—	(11)	—	—
Pyramid Healthcare, Inc.#	One stop	L + 6.50%	(a)	8.07%	08/2019	518	511	0.1	518
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(a)	8.05%	08/2019	149	148	—	149
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(a)	8.07%	08/2019	45	44	—	45
Pyramid Healthcare, Inc.	One stop	P + 5.25%	(e)	9.75%	08/2019	3	3	—	3
Radiology Partners, Inc.^#	One stop	L + 5.75%	(c)(d)	7.59%	12/2023	28,295	28,185	2.9	28,012
Radiology Partners, Inc.	One stop	L + 5.75%	(d)	7.59%	12/2023	507	497	0.1	499
Radiology Partners, Inc.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(4)	—	(7)
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	(c)	6.69%	12/2018	2,454	2,451	0.3	2,454
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	(e)	8.25%	12/2018	366	365	—	366
Riverchase MSO, LLC#	Senior loan	L + 5.25%	(a)	6.82%	10/2022	4,968	4,907	0.5	4,968
Riverchase MSO, LLC	Senior loan	L + 5.25%	(a)(c)	6.82%	10/2022	37	37	—	37
RXH Buyer Corporation*^	One stop	L + 5.75%	(c)	7.44%	09/2021	17,215	17,002	1.8	17,215
RXH Buyer Corporation*	One stop	L + 5.75%	(c)	7.44%	09/2021	1,948	1,925	0.2	1,948
RXH Buyer Corporation	One stop	L + 5.75%	(c)(e)	8.22%	09/2021	70	68	—	70
SLMP, LLC#	One stop	L + 6.00%	(a)	7.57%	05/2023	7,601	7,441	0.8	7,525
SLMP, LLC	One stop	L + 6.00%	(a)	7.57%	05/2023	300	296	—	300
SLMP, LLC	One stop	N/A		7.50% PIK	05/2027	83	83	—	87
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	(1)
Spear Education, LLC^	One stop	L + 6.25%	(c)	7.58%	08/2019	4,633	4,613	0.5	4,633
Spear Education, LLC	One stop	L + 6.25%	(c)	7.58%	08/2019	75	74	—	75
Spear Education, LLC	One stop	L + 6.25%		N/A(6)	08/2019	—	—	—	—
Summit Behavioral Healthcare, LLC^#	Senior loan	L + 4.75%	(b)	6.37%	10/2023	8,843	8,716	0.9	8,755
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(b)	6.37%	10/2023	30	28	—	29
Summit Behavioral Healthcare, LLC(5)	Senior loan	L + 4.75%		N/A(6)	10/2023	—	(3)	—	(2)
WHCG Management, LLC*	Senior loan	L + 4.75%	(c)	6.44%	03/2023	2,388	2,362	0.2	2,388
WHCG Management, LLC(5)	Senior loan	L + 4.75%		N/A(6)	03/2023	—	(1)	—	—
WHCG Management, LLC(5)	Senior loan	L + 4.75%		N/A(6)	03/2023	—	(3)	—	—
WIRB-Copernicus Group, Inc.*^	Senior loan	L + 5.00%	(c)	6.69%	08/2022	9,788	9,712	1.0	9,788
WIRB-Copernicus Group, Inc.	Senior loan	L + 5.00%		N/A(6)	08/2022	—	—	—	—
						339,626	335,153	35.0	335,267

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC*	Senior loan	L + 4.50%	(a)	6.19%	02/2022	$551	$550	0.1%	$552
CST Buyer Company^	One stop	L + 6.25%	(c)	7.75%	03/2023	2,522	2,462	0.3	2,522
CST Buyer Company(5)	One stop	L + 6.25%		N/A(6)	03/2023	—	(1)	—	—
Plano Molding Company, LLC*^#	One stop	L + 7.50%	(a)	8.99%	05/2021	13,131	12,992	1.1	11,161
						16,204	16,003	1.5	14,235

Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC*^	One stop	L + 5.50%	(a)	7.07%	06/2022	10,016	9,859	1.1	10,016
Aimbridge Hospitality, LLC	One stop	L + 5.50%	(a)	7.07%	06/2022	16	15	—	16
Aimbridge Hospitality, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2022	—	(1)	—	—
						10,032	9,873	1.1	10,032

Insurance
Captive Resources Midco, LLC*^#	One stop	L + 6.00%	(a)	7.57%	12/2021	35,411	34,892	3.7	34,881
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(24)	—	(26)
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(28)	—	(28)
Internet Pipeline, Inc.	One stop	L + 7.25%	(a)	8.82%	08/2022	4,847	4,748	0.5	4,926
Internet Pipeline, Inc.*	One stop	L + 6.25%	(a)	7.74%	08/2022	2,093	2,074	0.2	2,048
Internet Pipeline, Inc.*	One stop	L + 6.25%	(a)	7.74%	08/2022	792	785	0.1	775
Internet Pipeline, Inc.(5)	One stop	L + 7.25%		N/A(6)	08/2021	—	(1)	—	1
RSC Acquisition, Inc.#	Senior loan	L + 5.25%	(c)	6.94%	11/2022	1,263	1,257	0.1	1,257
RSC Acquisition, Inc.(5)	Senior loan	L + 5.25%		N/A(6)	11/2022	—	(3)	—	(2)
						44,406	43,700	4.6	43,832
Leisure, Amusement, Motion Pictures, Entertainment
NFD Operating, LLC#	One stop	L + 7.00%	(a)	8.36%	06/2021	2,319	2,295	0.2	2,319
NFD Operating, LLC	One stop	L + 7.00%		N/A(6)	06/2021	—	—	—	—
NFD Operating, LLC(5)	One stop	L + 7.00%		N/A(6)	06/2021	—	(1)	—	—
PADI Holdco, Inc.*^#	One stop	L + 6.50%	(c)	8.20%	04/2023	19,501	19,241	2.0	19,501
PADI Holdco, Inc.	One stop	L + 6.50%	(c)	8.20%	04/2022	49	47	—	49
Self Esteem Brands, LLC*^#	Senior loan	L + 4.75%	(a)	6.32%	02/2020	17,557	17,474	1.8	17,557
Self Esteem Brands, LLC(5)	Senior loan	L + 4.75%		N/A(6)	02/2020	—	(4)	—	—
Teaching Company, The	One stop	L + 7.00%	(a)(c)	8.48%	08/2020	18,788	18,639	2.0	18,788
Teaching Company, The	One stop	L + 7.00%	(a)(e)	8.55%	08/2020	80	79	—	80
Titan Fitness, LLC*	One stop	L + 6.50%	(a)	7.86%	09/2019	13,053	12,965	1.4	13,053
Titan Fitness, LLC	One stop	L + 6.50%	(a)	7.86%	09/2019	1,969	1,960	0.2	1,969
Titan Fitness, LLC*	One stop	L + 6.50%	(a)	7.86%	09/2019	1,729	1,721	0.2	1,729
Titan Fitness, LLC	One stop	L + 6.50%	(a)	7.86%	09/2019	932	919	0.1	932
Titan Fitness, LLC(5)	One stop	L + 6.50%		N/A(6)	09/2019	—	(8)	—	—
						75,977	75,327	7.9	75,977
Oil and Gas
Drilling Info, Inc.*^#	One stop	L + 6.25%	(c)	7.94%	06/2020	9,983	9,901	1.0	9,883
Drilling Info, Inc.	One stop	L + 6.25%		N/A(6)	06/2020	—	—	—	—
						9,983	9,901	1.0	9,883
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	7.19%	11/2021	5,664	5,591	0.6	5,664
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	(c)	7.19%	11/2021	494	490	0.1	494
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.19%	11/2021	346	344	0.1	346
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	7.19%	11/2021	48	47	—	48
IMPLUS Footwear, LLC	One stop	L + 6.75%	(c)	8.44%	04/2021	10,280	10,148	1.1	10,280
IMPLUS Footwear, LLC	One stop	L + 6.75%	(c)	8.35%	04/2021	1,810	1,787	0.2	1,810
Massage Envy, LLC*^#	One stop	L + 6.75%	(b)(e)	8.37%	09/2020	35,102	34,810	3.7	35,102

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal and Non Durable Consumer Products (Mfg. Only) - (continued)
Massage Envy, LLC	One stop	L + 6.75%	(c)(e)	8.18%	09/2020	$99	$99	—%	$99
Massage Envy, LLC	One stop	L + 6.75%	(c)	8.44%	09/2020	105	96	—	105
Massage Envy, LLC	One stop	L + 6.75%	(c)(e)	8.24%	09/2020	40	40	—	40
Massage Envy, LLC	One stop	L + 6.75%	(c)(e)	8.25%	09/2020	35	35	—	35
Massage Envy, LLC	One stop	L + 6.75%	(c)	8.11%	09/2020	19	19	—	19
Massage Envy, LLC	One stop	L + 6.75%	(c)(e)	8.35%	09/2020	15	15	—	15
Massage Envy, LLC	One stop	L + 6.75%		N/A(6)	09/2020	—	—	—	—
Orthotics Holdings, Inc.*#	One stop	L + 6.00%	(a)	7.57%	02/2020	8,269	8,208	0.8	8,103
Orthotics Holdings, Inc.*#(8)	One stop	L + 6.00%	(a)	7.57%	02/2020	1,356	1,346	0.1	1,328
Orthotics Holdings, Inc.(5)(8)	One stop	L + 6.00%		N/A(6)	02/2020	—	(1)	—	—
Orthotics Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	02/2020	—	(9)	—	(4)
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	(c)(e)	6.37%	12/2018	4,276	4,273	0.4	4,266
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	(c)(e)	6.87%	12/2018	788	786	0.1	797
Team Technologies Acquisition Company(5)	Senior loan	L + 5.00%		N/A(6)	12/2018	—	(1)	—	(1)
						68,746	68,123	7.2	68,546
Personal, Food and Miscellaneous Services
Captain D's, LLC*#	Senior loan	L + 4.50%	(a)	5.98%	12/2023	6,521	6,423	0.7	6,456
Captain D's, LLC	Senior loan	L + 4.50%	(a)	6.03%	12/2023	44	43	—	44
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	7.19%	10/2021	257	252	—	257
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	7.19%	10/2021	100	98	—	100
PetVet Care Centers LLC*^#	One stop	L + 6.00%	(c)	7.69%	06/2023	16,738	16,586	1.7	16,738
PetVet Care Centers LLC	One stop	L + 6.00%	(c)	7.55%	06/2023	640	631	0.1	640
PetVet Care Centers LLC	One stop	P + 5.00%	(e)	9.50%	06/2023	250	248	—	250
Southern Veterinary Partners, LLC#	One stop	L + 5.50%	(a)	7.07%	06/2020	3,890	3,866	0.4	3,890
Southern Veterinary Partners, LLC	One stop	L + 5.00%	(a)	6.57%	06/2020	233	232	—	233
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.07%	06/2020	67	67	—	67
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.07%	06/2020	23	23	—	23
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2020	—	(2)	—	—
Vetcor Professional Practices LLC*^#	One stop	L + 6.00%	(c)	7.69%	04/2021	28,676	28,304	3.0	28,676
Vetcor Professional Practices LLC*	One stop	L + 6.00%	(c)	7.69%	04/2021	954	947	0.1	954
Vetcor Professional Practices LLC#	One stop	L + 6.00%	(c)	7.69%	04/2021	945	933	0.1	945
Vetcor Professional Practices LLC	One stop	L + 6.00%	(c)	7.69%	04/2021	859	848	0.1	859
Vetcor Professional Practices LLC#	One stop	L + 6.00%	(c)	7.69%	04/2021	743	743	0.1	743
Vetcor Professional Practices LLC^	One stop	L + 6.00%	(c)	7.69%	04/2021	723	714	0.1	723
Vetcor Professional Practices LLC	One stop	L + 6.00%	(c)	7.69%	04/2021	484	476	0.1	484
Vetcor Professional Practices LLC#	One stop	L + 6.00%	(c)	7.69%	04/2021	285	283	—	285
Vetcor Professional Practices LLC#	One stop	L + 6.00%	(c)	7.69%	04/2021	233	231	—	233
Vetcor Professional Practices LLC	One stop	L + 6.00%	(c)	7.69%	04/2021	133	130	—	133
Vetcor Professional Practices LLC(5)	One stop	L + 6.00%		N/A(6)	04/2021	—	(12)	—	—
Veterinary Specialists of North America, LLC^	One stop	L + 5.50%	(c)	6.88%	07/2021	7,387	7,320	0.8	7,387
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(c)	6.93%	07/2021	418	416	—	418
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(c)	6.95%	07/2021	162	161	—	162
Veterinary Specialists of North America, LLC#	One stop	L + 5.50%	(c)	6.91%	07/2021	63	63	—	63
Veterinary Specialists of North America, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2021	—	(2)	—	—
Veterinary Specialists of North America, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2021	—	(4)	—	—
Veterinary Specialists of North America, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2021	—	(10)	—	—
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(a)	8.11%	09/2021	6,316	6,189	0.7	6,316
Wetzel's Pretzels, LLC(5)	One stop	L + 6.75%		N/A(6)	09/2021	—	(1)	—	—
						77,144	76,196	8.0	77,079
Printing and Publishing
Brandmuscle, Inc.^	Senior loan	L + 5.00%	(c)	6.69%	12/2021	623	618	0.1	627
Marketo, Inc.	One stop	L + 9.50%	(c)	11.19%	08/2021	9,940	9,724	1.0	9,940
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Printing and Publishing - (continued)
Marketo, Inc.(5)	One stop	L + 9.50%		N/A(6)	08/2021	$—	$(1)	—%	$—
						10,563	10,341	1.1	10,567
Retail Stores
Batteries Plus Holding Corporation	One stop	L + 6.75%	(a)	8.32%	07/2022	12,024	11,790	1.3	12,024
Batteries Plus Holding Corporation(5)	One stop	L + 6.75%		N/A(6)	07/2022	—	(2)	—	—
CVS Holdings I, LP*^#	One stop	L + 6.25%	(a)	7.82%	08/2021	22,002	21,736	2.3	22,002
CVS Holdings I, LP*	One stop	L + 6.25%	(a)	7.82%	08/2021	317	312	—	317
CVS Holdings I, LP	One stop	L + 6.25%	(a)	7.82%	08/2021	34	29	—	34
CVS Holdings I, LP(5)	One stop	L + 6.25%		N/A(6)	08/2020	—	(2)	—	—
Cycle Gear, Inc.^	One Stop	L + 6.50%	(c)	7.84%	01/2020	10,401	10,307	1.1	10,401
Cycle Gear, Inc.	One stop	L + 6.50%	(a)	7.86%	01/2020	607	603	0.1	607
Cycle Gear, Inc.	One stop	L + 6.50%	(a)(c)(e)	7.95%	01/2020	526	515	0.1	526
DTLR, Inc.*^#	One stop	L + 6.50%	(c)	7.87%	08/2022	22,903	22,586	2.4	22,904
Elite Sportswear, L.P.	Senior loan	L + 5.25%	(c)	6.94%	03/2020	6,924	6,846	0.7	6,939
Elite Sportswear, L.P.	Senior loan	L + 5.00%	(c)	6.69%	03/2020	2,785	2,753	0.3	2,772
Elite Sportswear, L.P.	Senior loan	L + 5.25%	(c)	6.94%	03/2020	1,433	1,420	0.2	1,436
Elite Sportswear, L.P.*	Senior loan	L + 5.25%	(c)	6.61%	03/2020	470	466	—	471
Elite Sportswear, L.P.	Senior loan	L + 5.25%	(c)	6.94%	03/2020	217	215	—	218
Elite Sportswear, L.P.*	Senior loan	L + 5.25%	(c)	6.61%	03/2020	208	206	—	208
Elite Sportswear, L.P.	One stop	L + 5.00%		N/A(6)	06/2018	—	—	—	—
Elite Sportswear, L.P.(5)	Senior loan	L + 5.00%		N/A(6)	03/2020	—	(5)	—	(4)
Feeders Supply Company, LLC	One stop	L + 5.75%	(a)	7.32%	04/2021	4,982	4,907	0.5	4,982
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	60	60	—	60
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
Marshall Retail Group LLC, The^#	One stop	L + 6.00%	(c)	7.34%	08/2020	12,023	11,957	1.3	12,023
Marshall Retail Group LLC, The(5)	One stop	L + 6.00%		N/A(6)	08/2019	—	(12)	—	—
Mills Fleet Farm Group LLC*^	One stop	L + 5.50%	(a)	7.07%	02/2022	1,815	1,728	0.2	1,815
Paper Source, Inc.^#	One stop	L + 6.25%	(c)	7.94%	09/2019	12,592	12,509	1.3	12,592
Paper Source, Inc.*	One stop	L + 6.25%	(c)	7.94%	09/2019	1,673	1,660	0.2	1,673
Paper Source, Inc.(5)	One stop	L + 6.25%		N/A(6)	09/2019	—	(10)	—	—
Pet Holdings ULC*^(8)(9)	One stop	L + 5.50%	(c)	6.84%	07/2022	14,591	14,370	1.5	14,591
Pet Holdings ULC(8)(9)	One stop	L + 5.50%	(a)(c)	6.90%	07/2022	56	55	—	56
Pet Holdings ULC(8)(9)	One stop	P + 4.50%	(e)	9.00%	07/2022	30	28	—	30
PetPeople Enterprises, LLC#	One stop	L + 6.00%	(a)	7.57%	09/2023	3,137	3,100	0.3	3,137
PetPeople Enterprises, LLC	One stop	N/A		8.25% PIK	01/2019	155	155	—	155
PetPeople Enterprises, LLC	One stop	L + 6.00%		N/A(6)	09/2023	—	—	—	—
PetPeople Enterprises, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2023	—	(1)	—	—
						131,965	130,281	13.8	131,969
Telecommunications
Arise Virtual Solutions, Inc.^	One stop	L + 6.00%	(c)	7.69%	12/2018	1,154	1,150	0.1	1,154
Arise Virtual Solutions, Inc.	One stop	L + 6.00%		N/A(6)	12/2018	—	—	—	—
NetMotion Wireless Holdings, Inc.*^#	One stop	L + 6.75%	(c)	8.44%	10/2021	7,092	6,993	0.8	7,092
NetMotion Wireless Holdings, Inc.(5)	One stop	L + 6.75%		N/A(6)	10/2021	—	(1)	—	—
						8,246	8,142	0.9	8,246
Textile and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	(b)	6.42%	10/2022	2,228	2,191	0.2	2,183
SHO Holding I Corporation	Senior loan	L + 4.00%	(a)(b)	5.48%	10/2021	16	15	—	13
						2,244	2,206	0.2	2,196

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Utilities
Arcos, LLC	One stop	L + 6.00%	(c)	7.69%	02/2021	$3,679	$3,633	0.4%	$3,679
Arcos, LLC	One stop	L + 6.00%		N/A(6)	02/2021	—	—	—	—
Power Plan Holdings, Inc.*^	Senior loan	L + 5.25%	(a)	6.82%	02/2022	6,434	6,351	0.7	6,434
PowerPlan Holdings, Inc.*	Senior loan	L + 5.25%	(a)	6.82%	02/2022	5,645	5,595	0.6	5,645
PowerPlan Holdings, Inc.(5)	Senior loan	L + 5.25%		N/A(6)	02/2021	—	(5)	—	—
						15,758	15,574	1.7	15,758
Total non-controlled/non-affiliate company debt investments						$1,592,749	$1,573,070	164.9%	$1,578,899

Equity investments (10)(11)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A		N/A	N/A	2	$1,506	0.1%	$625
NTS Technical Systems	Preferred stock B	N/A		N/A	N/A	—	256	—	286
NTS Technical Systems	Preferred stock A	N/A		N/A	N/A	—	128	—	157
Tresys Technology Holdings, Inc.	Common stock	N/A		N/A	N/A	295	295	—	—
Whitcraft LLC	Common stock	N/A		N/A	N/A	4	375	—	323
							2,560	0.1	1,391
Automobile
Grease Monkey International, LLC	LLC units	N/A		N/A	N/A	354	354	—	354
Polk Acquisition Corp.	LP interest	N/A		N/A	N/A	1	144	—	85
							498	—	439
Beverage, Food and Tobacco
Atkins Nutritionals, Inc	LLC interest	N/A		N/A	N/A	57	—	0.1	704
Benihana, Inc.	LLC units	N/A		N/A	N/A	43	699	0.1	453
C. J. Foods, Inc.	Preferred stock	N/A		N/A	N/A	—	75	—	322
Cafe Rio Holding, Inc.	Common stock	N/A		N/A	N/A	2	224	—	224
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	27	130	—	113
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	12	36	—	32
P&P Food Safety US Acquisition, Inc.	LLC interest	N/A		N/A	N/A	2	242	—	288
Purfoods, LLC	LLC interest	N/A		N/A	N/A	381	381	—	398
Rubio's Restaurants, Inc.	Preferred stock	N/A		N/A	N/A	2	945	0.2	1,789
Tate's Bake Shop, Inc.	LP interest	N/A		N/A	N/A	462	219	0.1	561
Uinta Brewing Company	LP interest	N/A		N/A	N/A	462	462	—	—
							3,413	0.5	4,884
Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A		N/A	N/A	10	1,021	0.2	1,678

Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A		N/A	N/A	—	90	—	110
Flexan, LLC	Common stock	N/A		N/A	N/A	1	—	—	13
							90	—	123
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.	LLC units	N/A		N/A	N/A	1	1,186	0.2	2,317
Inventus Power, Inc.	Preferred stock	N/A		N/A	N/A	—	370	—	—
Inventus Power, Inc.	Common stock	N/A		N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A		N/A	N/A	—	249	0.1	416
Sunless Merger Sub, Inc.	LP interest	N/A		N/A	N/A	160	160	—	—
							1,965	0.3	2,733
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A		N/A	N/A	296	296	—	296
Agility Recovery Solutions Inc.	Preferred stock	N/A		N/A	N/A	67	341	0.1	445
Bomgar Corporation	Common stock	N/A		N/A	N/A	—	108	—	123

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Bomgar Corporation	Common stock	N/A	N/A	N/A	72	$1	$—%	$13
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	—	154	—	156
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	348	0.1	352
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	347	130	—	300
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	1	369	0.1	380
MMan Acquisition Co.	LP interest	N/A	N/A	N/A	263	263	—	263
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	—	346	—	346
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	136	—	136
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	417	0.1	431
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	103	4	—	—
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	148	0.1	875
Switchfly, Inc.	Warrant	N/A	N/A	N/A	60	86	—	130
Valant Medical Solutions, Inc.	Warrant	N/A	N/A	N/A	5	68	—	68
Vendavo, Inc.	Preferred stock	N/A	N/A	N/A	894	894	0.1	802
Verisys Corporation	LLC interest	N/A	N/A	N/A	261	261	—	278
Vitalyst, LLC	Preferred stock A	N/A	N/A	N/A	—	61	—	59
Vitalyst, LLC	Common stock	N/A	N/A	N/A	1	7	—	—
Workforce Software, LLC	LLC units	N/A	N/A	N/A	308	308	—	366
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	43	34	—	15
						4,780	0.6	5,834
Ecological
Pace Analytical Services, LLC	Common stock	N/A	N/A	N/A	3	304	—	351
Electronics
Diligent Corporation	Preferred stock	N/A	N/A	N/A	83	66	—	155
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	134	—	354
Project Silverback Holdings Corp.	Preferred stock B	N/A	N/A	N/A	3	6	—	256
SEI, Inc.	LLC units	N/A	N/A	N/A	340	265	0.1	569
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	122	—	—
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	14	—	—
						607	0.1	1,334
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	1,446	0.2	2,008
MyWebGrocer, Inc.	Preferred stock	N/A	N/A	N/A	71	165	—	265
						1,611	0.2	2,273
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	614	0.1	674
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	198	198	—	246
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	579	0.1	510
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	—
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	—	—
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	—	—
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	64	—	—
BIORECLAMATIONIVT, LLC	LLC units	N/A	N/A	N/A	—	407	0.1	614
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	28	—	37
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	11	—	12
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	—	—	10
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	8,637	864	0.1	1,036
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	87	9	—	18
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	357	0.1	400
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	805	805	0.1	510
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	182	—	160
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	$133	—%	$120
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	1	—	—
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	148	148	—	148
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	417	—	186
Kareo, Inc.	Warrant	N/A	N/A	N/A	22	160	—	55
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	387	—	286
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	—	132	—	118
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	121	121	—	108
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	234	234	0.1	358
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	229
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	221	—	219
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	—
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	—	150
Reliant Pro ReHab, LLC	Preferred stock A	N/A	N/A	N/A	2	183	0.1	839
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	683	—	247
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	—	249	—	354
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	3	3	—	—
SLMP, LLC	LLC interest	N/A	N/A	N/A	290	289	—	308
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	62	—	70
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	—
SSH Corporation	Common stock	N/A	N/A	N/A	—	40	—	61
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	68	—	68
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	598
U.S. Renal Care, Inc.	LP interest	N/A	N/A	N/A	1	2,665	0.2	1,467
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	220	—	216
						12,054	1.1	10,432
Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	—	0.1	329
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	72	—	89
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	44	1	—	144
						73	0.1	562
Leisure, Amusement, Motion Pictures, Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	492
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	—	414	—	416
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	7	712	0.1	901
						1,838	0.2	1,809
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	LLC units	N/A	N/A	N/A	11	106	—	125
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	210	0.1	876
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	—	114	—	277
						430	0.1	1,278
Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A	N/A	N/A	70	70	—	70
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	147	—	189
R.G. Barry Corporation	Preferred stock A	N/A	N/A	N/A	—	161	—	111
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	38	—	40
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	40	2	—	49
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	766	360	0.1	420
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	85	85	0.1	1,161
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	106	—	142
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	160	—	206
						1,129	0.2	2,388

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A		N/A	N/A	—	$240	—%	$185

Retail Stores
Pet Holdings ULC(8)(9)	LP interest	N/A		N/A	N/A	455	386	0.1	482
Paper Source, Inc.	Common stock	N/A		N/A	N/A	8	1,387	0.1	672
Barcelona Restaurants, LLC	LP interest	N/A		N/A	N/A	1,996	—	0.7	7,035
Batteries Plus Holding Corporation	LP interest	N/A		N/A	N/A	5	529	0.1	721
Cycle Gear, Inc.	LLC units	N/A		N/A	N/A	19	248	—	359
DTLR, Inc.	LLC interest	N/A		N/A	N/A	4	411	0.1	639
Elite Sportswear, L.P.	LLC interest	N/A		N/A	N/A	—	158	—	76
Feeders Supply Company, LLC	Preferred stock	N/A		N/A	N/A	2	192	—	224
Feeders Supply Company, LLC	Common stock	N/A		N/A	N/A	—	—	—	133
Marshall Retail Group LLC, The	LLC units	N/A		N/A	N/A	15	154	—	96
							3,465	1.1	10,437
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A		N/A	N/A	—	260	—	260
PowerPlan Holdings, Inc.	Common stock	N/A		N/A	N/A	152	3	0.1	426
							263	0.1	686

Total non-controlled/non-affiliate company equity investments							$36,341	4.9%	$48,817

Total non-controlled/non-affiliate company investments						$1,592,749	$1,609,411	169.8%	$1,627,716

Non-controlled affiliate company investments(13)
Debt investments
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*(8)	One stop	L + 11.00%	(a)	10.57% cash/2.00% PIK	08/2018	$4,393	$4,391	0.4%	$3,954
Benetech, Inc.(8)	One stop	P + 9.75%	(a)(e)	12.13% cash/2.00% PIK	08/2018	214	214	—	101
						4,607	4,605	0.4	4,055

Total non-controlled affiliate company debt investments						$4,607	$4,605	0.4%	$4,055

Equity Investments (10)(11)
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(8)	LLC interest	N/A		N/A	N/A	56	$—	—%	$10
Benetech, Inc.(8)	LLC interest	N/A		N/A	N/A	56	—	—	—
							—	—	10

Total non-controlled affiliate company equity investments							$—	—%	$10

Total non-controlled affiliate company investments						$4,607	$4,605	0.4%	$4,065

Controlled affiliate company investments(14)
Equity investments
Investment Funds and Vehicles
Senior Loan Fund LLC(8)(15)	LLC interest	N/A		N/A	N/A	—	$93,257	9.6%	$91,591

Total controlled affiliate company equity investments							$93,257	9.6%	$91,591

Total investments						$1,597,356	$1,707,273	179.8%	$1,723,372

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Cash and cash equivalents and restricted cash and cash equivalents
Cash and restricted cash					$53,678	5.7%	$53,678
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)		1.18% (16)			23,452	2.4	23,452
Total cash and cash equivalents and restricted cash and cash equivalents					$77,130	8.1%	$77,130

Total investments and cash and cash equivalents and restricted cash and cash equivalents					$1,784,403	187.9%	$1,800,502

*	Denotes that all or a portion of the investment secures the notes offered in the 2010 Debt Securitization (as defined in Note 6).
^	Denotes that all or a portion of the investment secures the notes offered in the 2014 Debt Securitization (as defined in Note 6).
#	Denotes that all or a portion of the investment collateralizes the Credit Facility (as defined in Note 6).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of December 29, 2017. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2017, as the loan may have priced or repriced based on an index rate prior to December 29, 2017, which was the last business day of the period on which LIBOR was determined.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 1.56% as of December 29, 2017.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 1.62% as of December 29, 2017.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 1.69% as of December 29, 2017.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 1.84% as of December 29, 2017.
(e) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 4.50% as of December 29, 2017.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2017.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 5. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of December 31, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Loan was on non-accrual status as of December 31, 2017, meaning that the Company has ceased recognizing interest income on the loan.

(8)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2017, total non-qualifying assets at fair value represented 6.3% of the Company's assets calculated in accordance with the 1940 Act.

(9)	The headquarters of this portfolio company is located in Canada.

(10)	Equity investments are non-income producing securities unless otherwise noted.

(11)	Ownership of certain equity investments may occur through a holding company or partnership.

(12)	The Company holds an equity investment that entitles it to receive preferential dividends.

(13)
As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities ("non-controlled affiliate"). Transactions related to investments in non-controlled affiliates for the three months ended December 31, 2017 were as follows:

Portfolio Company	Fair value as of September 30, 2017	Purchases (cost)(f)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of December 31, 2017	Net realized gain/(loss)	Interest and fee income	Dividend income
Benetech, Inc.(g)	$3,707	$26	$(228)	$—	$1	$559	$4,065	$—	$162	$—
Total Non-Controlled Affiliates	$3,707	$26	$(228)	$—	$1	$559	$4,065	$—	$162	$—

(f)	Purchases at cost includes amounts related to payment-in-kind ("PIK") interest capitalized and added to the principal balance of the respective loans.

(14)
As defined in the 1940 Act, the Company is deemed to be both an "affiliated person" of and "control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) ("controlled affiliate"). Transactions related to investments in controlled affiliates for the three months ended December 31, 2017 were as follows:

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017
(In thousands)

Portfolio Company	Fair value as of September 30, 2017	Purchases (cost)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of December 31, 2017	Net realized gain/(loss)	Interest and fee income	Dividend income
Senior Loan Fund LLC(g)	$95,015	$—	$(4,200)	$—	$—	$776	$91,591	$—	$—	$1,965
Total Controlled Affiliates	$95,015	$—	$(4,200)	$—	$—	$776	$91,591	$—	$—	$1,965

(g)
Together with RGA Reinsurance Company ("RGA"), the Company co-invests through Senior Loan Fund LLC ("SLF"). SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owns more than 25% of the voting securities of SLF, the Company does not believe that it has control over SLF for purposes of the 1940 Act or otherwise.

(15)	The Company receives quarterly profit distributions from its equity investment in SLF. See Note 4. Investments.

(16)	The rate shown is the annualized seven-day yield as of December 31, 2017.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2017
(In thousands)

	Investment	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (16)
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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (16)
Beverage, Food and Tobacco - (continued)
Firebirds International, LLC(4)	One stop	L + 5.75%		N/A(5)	05/2018	$—	$(1)	—%	$—
FWR Holding Corporation^	One stop	L + 6.00%	(c)	7.40%	08/2023	5,312	5,234	0.6	5,259
FWR Holding Corporation	One stop	L + 6.00%	(a)(c)	7.28%	08/2023	18	17	—	18
FWR Holding Corporation(4)	One stop	L + 6.00%		N/A(5)	08/2023	—	(2)	—	(2)
Global Franchise Group, LLC*	Senior loan	L + 5.75%	(c)	7.07%	12/2019	3,530	3,496	0.4	3,495
Global Franchise Group, LLC	Senior loan	L + 5.75%		N/A(5)	12/2019	—	—	—	—
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(a)	9.24%	08/2020	653	645	0.1	653
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(a)	9.24%	08/2020	266	265	—	266
Hopdoddy Holdings, LLC	One stop	L + 8.00%		N/A(5)	08/2020	—	—	—	—
Julio & Sons Company	One stop	L + 5.50%		N/A(5)	12/2018	—	—	—	—
Mid-America Pet Food, L.L.C.^	One stop	L + 5.50%	(c)	6.83%	12/2021	5,640	5,568	0.6	5,640
Mid-America Pet Food, L.L.C.(4)	One stop	L + 5.50%		N/A(5)	12/2021	—	(1)	—	—
NBC Intermediate, LLC #	Senior loan	L + 4.50%	(a)	5.74%	09/2023	2,288	2,265	0.2	2,265
NBC Intermediate, LLC	Senior loan	L + 4.50%		N/A(5)	09/2023	—	—	—	—
P&P Food Safety US Acquisition, Inc.*	One stop	L + 6.50%	(c)	7.82%	11/2021	4,126	4,083	0.4	4,126
P&P Food Safety US Acquisition, Inc.	One stop	P + 5.25%	(e)	9.50%	11/2021	13	13	—	13
Purfoods, LLC	One stop	L + 6.25%	(c)	7.57%	05/2021	8,561	8,407	0.9	8,561
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	109	109	—	112
Purfoods, LLC	One stop	L + 6.25%	(a)(c)	7.55%	05/2021	70	69	—	70
Purfoods, LLC	One stop	L + 6.25%	(c)	7.58%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.25%	(a)	7.49%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.25%	(c)	7.58%	05/2021	14	14	—	14
Purfoods, LLC	One stop	L + 6.25%	(c)	7.58%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 6.25%	(c)	7.58%	05/2021	10	10	—	10
Restaurant Holding Company, LLC#	Senior loan	L + 7.75%	(a)	8.99%	02/2019	4,469	4,455	0.4	4,246
Rubio's Restaurants, Inc.*^	Senior loan	L + 4.75%	(c)	6.07%	11/2018	8,828	8,807	0.9	8,828
Smashburger Finance LLC	Senior loan	L + 5.50%	(c)	6.83%	05/2018	79	79	—	69
Smashburger Finance LLC(4)	Senior loan	L + 5.50%		N/A(5)	05/2018	—	(1)	—	—
Surfside Coffee Company LLC#c	One stop	L + 5.25%	(c)	6.58%	06/2020	4,436	4,411	0.5	4,436
Surfside Coffee Company LLC	One stop	L + 5.25%	(c)	6.58%	06/2020	335	334	—	335
Surfside Coffee Company LLC	One stop	L + 5.25%	(c)	6.57%	06/2020	30	30	—	30
Tate's Bake Shop, Inc.^	Senior loan	L + 5.00%	(c)	6.33%	08/2019	591	588	0.1	591
Uinta Brewing Company^	One stop	L + 8.50%	(a)	9.74%	08/2019	3,734	3,720	0.4	3,622
Uinta Brewing Company	One stop	L + 8.50%	(a)	9.74%	08/2019	539	535	0.1	517
						102,184	101,141	10.6	101,196
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	(a)	5.99%	05/2021	1,462	1,458	0.2	1,469

Building and Real Estate
Brooks Equipment Company, LLC*^	One stop	L + 5.00%	(b)(c)	6.32%	08/2020	21,846	21,687	2.3	21,846
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(c)	6.32%	08/2020	5,400	5,366	0.6	5,400
Brooks Equipment Company, LLC	One stop	L + 5.00%	(a)	6.24%	08/2020	890	880	0.1	890
Jensen Hughes, Inc.#	Senior loan	L + 5.00%	(d)	6.45%	12/2021	153	152	—	153
MRI Software LLC^	One stop	L + 6.00%	(c)	7.33%	06/2023	23,923	23,312	2.5	23,683
MRI Software LLC#	One stop	L + 6.00%	(c)	7.33%	06/2023	13,883	13,744	1.4	13,744
MRI Software LLC	One stop	L + 6.00%	(c)	7.32%	06/2023	167	165	—	165
MRI Software LLC(4)	One stop	L + 6.00%		N/A(5)	06/2023	—	(3)	—	(2)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (16)
Building and Real Estate - (continued)
MRI Software LLC(4)	One stop	L + 6.00%	(c)	N/A(5)	06/2023	$—	$(7)	$—%	$(5)
						66,262	65,296	6.9	65,874
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	(c)	7.08%	02/2020	2,333	2,316	0.2	2,333
Flexan, LLC	One stop	P + 4.50%	(e)	8.75%	02/2020	2	1	—	2
						2,335	2,317	0.2	2,335
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.*^#	One stop	L + 5.75%	(c)	7.05%	09/2020	31,371	31,164	3.3	31,371
Chase Industries, Inc.#	One stop	L + 5.75%	(c)	7.05%	09/2020	4,771	4,747	0.5	4,771
Chase Industries, Inc.	One stop	L + 5.75%	(a)	6.99%	09/2020	324	313	—	324
Inventus Power, Inc.*^	One stop	L + 6.50%	(a)	7.74%	04/2020	8,140	8,098	0.7	7,326
Inventus Power, Inc.	One stop	L + 6.50%	(a)	7.74%	04/2020	251	248	—	198
Onicon Incorporated*^#	One stop	L + 6.00%	(c)	7.33%	04/2020	12,878	12,782	1.3	12,878
Onicon Incorporated(4)	One stop	L + 6.00%		N/A(5)	04/2020	—	(4)	—	—
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	(b)	6.28%	08/2022	1,750	1,709	0.2	1,750
Plex Systems, Inc.*^	One stop	L + 7.50%	(d)	8.96%	06/2020	18,797	18,527	2.0	18,797
Plex Systems, Inc.(4)	One stop	L + 7.50%		N/A(5)	06/2020	—	(22)	—	—
Reladyne, Inc.*^#	Senior loan	L + 5.00%	(a)	6.24%	07/2022	17,049	16,812	1.8	16,879
Reladyne, Inc.(4)	Senior loan	L + 5.00%		N/A(5)	07/2022	—	(2)	—	(2)
Reladyne, Inc.(4)	Senior loan	L + 5.00%		N/A(5)	07/2022	—	(5)	—	(5)
Sunless Merger Sub, Inc.#	Senior loan	L + 5.00%	(a)(e)	6.27%	07/2019	1,457	1,463	0.2	1,457
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	(e)	8.00%	07/2019	326	326	—	326
						97,114	96,156	10.0	96,070
Diversified/Conglomerate Service
Accela, Inc.#	One stop	L + 6.25%	(c)	7.58%	09/2023	5,842	5,754	0.6	5,783
Accela, Inc.	One stop	P + 5.25%	(e)	9.50%	09/2023	1	—	—	1
Actiance, Inc.*^	One stop	L + 9.00%	(a)	10.24%	10/2019	3,962	3,862	0.4	3,962
Actiance, Inc.	One stop	L + 9.00%	(a)	10.24%	10/2019	20	20	—	20
Agility Recovery Solutions Inc.*^	One stop	L + 6.50%	(c)	7.81%	03/2020	13,924	13,823	1.4	13,924
Agility Recovery Solutions Inc.(4)	One stop	L + 6.50%		N/A(5)	03/2020	—	(4)	—	—
Anaqua, Inc.#	One stop	L + 6.50%	(c)	7.81%	07/2022	7,018	6,917	0.7	6,948
Anaqua, Inc.(4)	One stop	L + 6.50%		N/A(5)	07/2022	—	(1)	—	(1)
Bomgar Corporation^	One stop	L + 7.50%	(c)	8.83%	06/2022	4,839	4,762	0.5	4,839
Bomgar Corporation(4)	One stop	L + 7.50%		N/A(5)	06/2022	—	(2)	—	—
Clearwater Analytics, LLC*^	One stop	L + 7.50%	(a)	8.74%	09/2022	9,594	9,451	1.0	9,594
Clearwater Analytics, LLC	One stop	L + 7.50%	(a)	8.74%	09/2022	9	8	—	9
Daxko Acquisition Corporation*^	One stop	L + 6.50%	(a)	7.74%	09/2022	8,472	8,366	0.9	8,472
Daxko Acquisition Corporation	One stop	L + 6.50%		N/A(5)	09/2022	—	—	—	—
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	7.55%	06/2022	11,114	10,918	1.1	11,114
EGD Security Systems, LLC^	One stop	L + 6.25%	(a)	7.49%	06/2022	98	97	—	98
EGD Security Systems, LLC	One stop	L + 6.25%	(a)(c)	7.55%	06/2022	35	34	—	35
EGD Security Systems, LLC(4)	One stop	L + 6.25%		N/A(5)	06/2022	—	(1)	—	—
HealthcareSource HR, Inc.*	One stop	L + 6.75%	(c)	8.08%	05/2020	20,719	20,439	2.1	20,719
HealthcareSource HR, Inc.(4)	One stop	L + 6.75%		N/A(5)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	3,098	3,055	0.3	3,098
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	2,597	2,470	0.3	2,597
Host Analytics, Inc.(4)	One stop	N/A		N/A(5)	08/2021	—	(7)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (16)
Diversified/Conglomerate Service - (continued)
III US Holdings, LLC(4)	One stop	L + 6.50%		N/A(5)	09/2022	$—	$(1)	$—%	$—
Integration Appliance, Inc.*^	One stop	L + 8.25%	(c)	9.57%	09/2020	16,123	16,020	1.7	16,123
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.57%	09/2020	7,914	7,806	0.8	7,914
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.57%	09/2020	5,396	5,329	0.6	5,396
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.57%	09/2020	2,484	2,462	0.3	2,484
Integration Appliance, Inc.	One stop	L + 8.25%	(c)	9.57%	09/2020	924	917	0.1	924
Integration Appliance, Inc.*	One stop	L + 8.25%	(c)	9.57%	09/2020	719	712	0.1	719
Maverick Bidco Inc.*#	One stop	L + 6.25%	(c)	7.56%	04/2023	17,645	17,311	1.8	17,645
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	7.57%	04/2023	27	25	—	27
Maverick Bidco Inc.(4)	One stop	L + 6.25%		N/A(5)	04/2023	—	(2)	—	—
MMan Acquisition Co.#	One stop	L + 6.00%	(b)	7.26%	08/2023	9,824	9,680	1.0	9,726
MMan Acquisition Co.	One stop	L + 6.00%	(c)	7.33%	08/2023	10	9	—	9
Netsmart Technologies, Inc.#	Senior loan	L + 4.50%	(c)	5.83%	04/2023	1,755	1,740	0.2	1,779
Netsmart Technologies, Inc.(4)	Senior loan	L + 4.75%		N/A(5)	04/2023	—	(8)	—	—
PT Intermediate Holdings III, LLC	One stop	L + 6.50%	(a)	7.74%	06/2022	22,028	21,594	2.3	22,028
PT Intermediate Holdings III, LLC*	One stop	L + 6.50%	(a)	7.74%	06/2022	2,177	2,157	0.2	2,177
PT Intermediate Holdings III, LLC	One stop	L + 6.50%	(a)(e)	7.90%	06/2022	200	197	—	200
Saba Software, Inc.#	One stop	L + 5.50%	(a)	6.74%	05/2023	20,297	19,967	2.1	20,297
Saba Software, Inc.(4)	One stop	L + 5.50%		N/A(5)	05/2023	—	(2)	—	—
Saldon Holdings, Inc. *	Senior loan	L + 4.50%	(a)(b)	5.77%	09/2022	803	793	0.1	793
Secure-24, LLC*^	One stop	L + 5.00%	(c)	6.33%	08/2019	21,653	21,479	2.3	21,653
Secure-24, LLC(4)	One stop	L + 5.00%		N/A(5)	08/2019	—	(4)	—	—
Severin Acquisition, LLC^	Senior loan	L + 5.38%	(a)	6.62%	07/2021	883	873	0.1	898
Severin Acquisition, LLC^	Senior loan	L + 5.00%	(a)	6.24%	07/2021	786	778	0.1	789
Severin Acquisition, LLC^	Senior loan	L + 5.38%	(a)	6.62%	07/2021	601	594	0.1	611
Severin Acquisition, LLC^	Senior loan	L + 4.88%	(a)	6.12%	07/2021	194	192	—	194
Switchfly, Inc.	One stop	L + 10.00%	(c)	9.80% cash/1.50% PIK	04/2020	2,398	2,296	0.3	2,398
Switchfly, Inc.	One stop	L + 10.00%		N/A(5)	04/2020	—	—	—	—
Telesoft, LLC#	One stop	L + 5.50%	(c)	6.81%	07/2022	4,192	4,152	0.4	4,150
Telesoft, LLC(4)	One stop	L + 5.50%		N/A(5)	07/2022	—	(1)	—	(1)
Trintech, Inc.*^#	One stop	L + 6.00%	(c)	7.31%	10/2021	12,096	11,987	1.3	12,096
Trintech, Inc.	One stop	L + 6.00%		N/A(5)	10/2021	—	—	—	—
Vendavo, Inc.	One stop	L + 8.50%	(c)	9.80%	10/2019	17,982	17,804	1.9	17,982
Vendavo, Inc.(4)	One stop	L + 8.50%		N/A(5)	10/2019	—	(6)	—	—
Vendor Credentialing Service LLC^	One stop	L + 6.00%	(a)	7.24%	11/2021	12,239	12,018	1.3	12,239
Vendor Credentialing Service LLC(4)	One stop	L + 6.00%		N/A(5)	11/2021	—	(1)	—	—
Verisys Corporation*	One stop	L + 6.75%	(c)	8.08%	01/2023	3,926	3,873	0.4	3,926
Verisys Corporation(4)	One stop	L + 6.75%		N/A(5)	01/2023	—	(1)	—	—
Workforce Software, LLC^	One stop	L + 10.50%	(c)	4.80% cash/7.00% PIK	06/2021	5,343	5,315	0.6	5,343
Workforce Software, LLC	One stop	L + 10.50%	(c)	4.80% cash/7.00% PIK	06/2021	50	50	—	50
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 9.25%	(a)	9.74% cash/0.75% PIK	08/2021	4,874	4,803	0.5	4,874
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 9.25%	(a)	9.74% cash/0.75% PIK	08/2021	20	20	—	20
						286,905	282,887	29.9	286,675
Ecological
Pace Analytical Services, LLC	One stop	L + 6.00%	(a)	7.24%	09/2022	15,345	14,994	1.6	15,345
Pace Analytical Services, LLC^	One stop	L + 6.00%	(a)	7.24%	09/2022	1,427	1,406	0.2	1,427
Pace Analytical Services, LLC	One stop	L + 6.00%	(a)	7.24%	09/2022	349	344	—	349

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (16)
Ecological - (continued)
Pace Analytical Services, LLC	One stop	L + 6.00%	(a)	7.24%	09/2022	$25	$24	$—%	$25
Pace Analytical Services, LLC(4)	One stop	L + 6.00%		N/A(5)	09/2022	—	(5)	—	—
WRE Holding Corp.#	Senior loan	L + 4.75%	(a)	5.99%	01/2023	1,019	1,008	0.1	1,019
WRE Holding Corp.	Senior loan	L + 4.75%	(a)(c)	6.00%	01/2023	7	7	—	7
WRE Holding Corp.	Senior loan	L + 4.75%		N/A(5)	01/2023	—	—	—	—
WRE Holding Corp.(4)	Senior loan	L + 4.75%		N/A(5)	01/2023	—	(1)	—	—
						18,172	17,777	1.9	18,172
Electronics
Appriss Holdings, Inc.*^	Senior loan	L + 5.25%	(c)	6.58%	11/2020	15,295	15,157	1.6	15,295
Appriss Holdings, Inc.	Senior loan	L + 5.25%	(b)	6.53%	11/2020	1,892	1,869	0.2	1,892
Compusearch Software Holdings, Inc.^	Senior loan	L + 4.25%	(c)	5.58%	05/2021	1,735	1,733	0.2	1,735
Diligent Corporation#	One stop	L + 6.25%	(c)	7.58%	04/2022	4,928	4,860	0.5	4,928
Diligent Corporation*	One stop	L + 6.25%	(c)	7.58%	04/2022	4,839	4,735	0.5	4,839
Diligent Corporation*^	One stop	L + 6.25%	(c)	7.58%	04/2022	2,648	2,609	0.3	2,648
Diligent Corporation(4)	One stop	L + 6.25%		N/A(5)	04/2022	—	(2)	—	—
Gamma Technologies, LLC^	One stop	L + 4.75%	(a)	5.99%	06/2021	7,555	7,508	0.8	7,555
Gamma Technologies, LLC(4)	One stop	L + 5.00%		N/A(5)	06/2021	—	(1)	—	—
LD Intermediate Holdings, Inc.*^	Senior loan	L + 5.88%	(c)	7.19%	12/2022	2,540	2,362	0.2	2,390
Park Place Technologies LLC*^	Senior loan	L + 5.00%	(c)	6.33%	06/2022	15,751	15,587	1.6	15,594
Park Place Technologies LLC(4)	One stop	L + 5.00%		N/A(5)	06/2022	—	(2)	—	(2)
Sloan Company, Inc., The#	One stop	L + 7.25%	(c)	8.58%	04/2020	7,437	7,364	0.7	7,065
Sloan Company, Inc., The	One stop	L + 7.25%	(c)	8.57%	04/2020	33	32	—	30
Sovos Compliance*^	One stop	L + 6.00%	(a)	7.24%	03/2022	9,328	9,186	1.0	9,235
Sovos Compliance(4)	One stop	L + 6.00%		N/A(5)	03/2022	—	(2)	—	(1)
Sovos Compliance Formerly Taxware, LLC^	One stop	L + 6.00%	(a)	7.24%	03/2022	1,569	1,546	0.2	1,553
Sovos Compliance Formerly Taxware, LLC	One stop	L + 6.00%		N/A(5)	03/2022	—	—	—	—
Watchfire Enterprises, Inc.	Second Lien	L + 8.00%	(c)	9.33%	10/2021	9,434	9,306	1.0	9,434
						84,984	83,847	8.8	84,190
Grocery
MyWebGrocer, Inc.*	One stop	L + 8.75%	(a)	10.00%	10/2017	14,271	14,265	1.5	14,271

Healthcare, Education and Childcare
Active Day, Inc.	One stop	L + 6.00%	(a)	7.24%	12/2021	13,401	13,145	1.4	13,401
Active Day, Inc.^	One stop	L + 6.00%	(a)	7.24%	12/2021	1,034	1,021	0.1	1,034
Active Day, Inc.	One stop	L + 6.00%	(a)	7.24%	12/2021	666	660	0.1	666
Active Day, Inc.	One stop	L + 6.00%	(a)	7.24%	12/2021	460	455	—	460
Active Day, Inc.(4)	One stop	L + 6.00%		N/A(5)	12/2021	—	(1)	—	—
Active Day, Inc.(4)	One stop	L + 6.00%		N/A(5)	12/2021	—	(3)	—	—
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(b)(c)	8.04%	03/2022	3,614	3,533	0.4	3,614
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(c)	8.06%	03/2022	38	36	—	38
Acuity Eyecare Holdings, LLC(4)	One stop	L + 6.75%		N/A(5)	03/2022	—	(1)	—	—
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(c)	7.08%	05/2022	21,281	20,788	2.2	20,855
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(c)	7.08%	05/2022	108	107	—	106
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	(e)	9.00%	05/2022	95	93	—	93
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(c)	7.08%	05/2022	32	31	—	31
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	(e)	9.00%	05/2022	5	2	—	5
Agilitas USA, Inc.#	One stop	L + 6.00%	(c)	7.30%	04/2022	8,439	8,362	0.9	8,439
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (16)
Healthcare, Education and Childcare - (continued)
Agilitas USA, Inc.	One stop	L + 6.00%	(c)	7.30%	04/2022	$10	$9	$—%	$10
Agilitas USA, Inc.(4)	One stop	L + 6.00%		N/A(5)	04/2022	—	(1)	—	—
Aris Teleradiology Company, LLC*	Senior loan	L + 5.50%	(c)	6.83%	03/2021	2,699	2,679	0.2	2,322
Aris Teleradiology Company, LLC	Senior loan	L + 5.50%	(c)	6.81%	03/2021	25	25	—	21
Avalign Technologies, Inc.^	Senior loan	L + 4.50%	(a)	5.74%	07/2021	1,442	1,437	0.2	1,438
BIORECLAMATIONIVT, LLC*^#	One stop	L + 5.75%	(a)	6.99%	01/2021	15,764	15,586	1.7	15,764
BIORECLAMATIONIVT, LLC	One stop	P + 4.75%	(e)	9.00%	01/2021	55	54	—	55
California Cryobank, LLC^	One stop	L + 5.50%	(c)	6.83%	08/2019	1,479	1,473	0.2	1,479
California Cryobank, LLC^	One stop	L + 5.50%	(c)	6.83%	08/2019	567	561	0.1	567
California Cryobank, LLC^	One stop	L + 5.50%	(c)	6.83%	08/2019	189	189	—	189
California Cryobank, LLC(4)	One stop	L + 5.50%		N/A(5)	08/2019	—	(1)	—	—
CLP Healthcare Services, Inc.^	Senior loan	L + 5.25%	(c)	6.58%	12/2020	3,924	3,897	0.4	3,846
Curo Health Services LLC#	Senior loan	L + 4.00%	(b)(c)	5.31%	02/2022	3,273	3,261	0.3	3,283
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	(c)	6.58%	07/2021	18,776	18,515	2.0	18,776
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	(c)	6.58%	07/2021	13,467	13,355	1.4	13,467
DCA Investment Holding, LLC#	One stop	L + 5.25%	(c)	6.58%	07/2021	2,475	2,436	0.3	2,475
DCA Investment Holding, LLC	One stop	P + 4.25%	(e)	8.50%	07/2021	657	645	0.1	657
DCA Investment Holding, LLC(4)	One stop	L + 5.25%		N/A(5)	07/2021	—	(3)	—	—
Deca Dental Management LLC*^	One stop	L + 6.25%	(c)	7.58%	07/2020	4,086	4,052	0.4	4,086
Deca Dental Management LLC	One stop	L + 6.25%	(a)(c)	7.57%	07/2020	497	493	0.1	497
Deca Dental Management LLC	One stop	L + 6.25%	(a)	7.49%	07/2020	50	50	—	50
Deca Dental Management LLC(4)	One stop	L + 6.25%		N/A(5)	07/2020	—	(2)	—	—
Delta Educational Systems*(6)	Senior loan	P + 6.75%	(e)	9.00% cash/2.00% PIK	12/2018	1,438	1,433	—	—
Delta Educational Systems(4)(6)	Senior loan	L + 6.00%		N/A(5)	12/2018	—	—	—	(60)
Dental Holdings Corporation	One stop	L + 5.50%	(c)	6.81%	02/2020	7,436	7,339	0.8	7,287
Dental Holdings Corporation	One stop	L + 5.50%	(b)	6.78%	02/2020	1,133	1,121	0.1	1,110
Dental Holdings Corporation	One stop	L + 5.50%	(c)	6.82%	02/2020	220	211	—	198
eSolutions, Inc.*^	One stop	L + 6.50%	(a)	7.74%	03/2022	20,091	19,787	2.1	20,091
eSolutions, Inc.(4)	One stop	L + 6.50%		N/A(5)	03/2022	—	(1)	—	—
Excelligence Learning Corporation^	One stop	L + 6.00%	(a)	7.24%	04/2023	4,854	4,809	0.5	4,854
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	7.58%	05/2023	8,006	7,800	0.8	8,006
Eyecare Services Partners Holdings LLC	One stop	P + 5.25%	(e)	9.50%	05/2023	17	14	—	17
Eyecare Services Partners Holdings LLC(4)	One stop	L + 6.25%		N/A(5)	05/2023	—	(4)	—	—
Eyecare Services Partners Holdings LLC(4)	One stop	L + 6.25%		N/A(5)	05/2023	—	(5)	—	—
G & H Wire Company, Inc.#	One stop	L + 5.50%	(c)	6.81%	09/2023	5,642	5,572	0.6	5,585
G & H Wire Company, Inc.(4)	One stop	L + 5.50%		N/A(5)	09/2023	—	(1)	—	(1)
Immucor, Inc. #	Senior loan	L + 5.00%	(a)	6.24%	06/2021	1,613	1,592	0.2	1,639
Joerns Healthcare, LLC*^	One stop	L + 6.50%	(c)	7.82%	05/2020	3,497	3,462	0.3	3,281
Kareo, Inc.	One stop	L + 9.00%	(b)	10.27%	06/2022	4,518	4,303	0.5	4,518
Kareo, Inc.	One stop	L + 9.00%		N/A(5)	06/2022	—	—	—	—
Katena Holdings, Inc.^	One stop	L + 6.25%	(c)	7.58%	06/2021	8,611	8,555	0.9	8,439
Katena Holdings, Inc.^	One stop	L + 6.25%	(c)	7.58%	06/2021	841	836	0.1	824
Katena Holdings, Inc.	One stop	P + 5.25%	(e)	9.50%	06/2021	64	63	—	62
Lombart Brothers, Inc.#	One stop	L + 6.75%	(c)	8.08%	04/2022	3,631	3,548	0.4	3,631
Lombart Brothers, Inc.#(7)	One stop	L + 6.75%	(c)	8.08%	04/2022	1,664	1,639	0.2	1,664
Lombart Brothers, Inc.	One stop	P + 5.50%	(e)	9.75%	04/2022	36	35	—	36
Lombart Brothers, Inc.(7)	One stop	L + 6.75%		N/A(5)	04/2022	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (16)
Healthcare, Education and Childcare - (continued)
Maverick Healthcare Group, LLC*	Senior loan	L + 7.50%	(a)	7.25% cash/2.00% PIK	12/2017	$1,959	$1,959	$0.2%	$1,900
Maverick Healthcare Group, LLC	Senior loan	P + 6.50%	(e)	5.25% cash/5.50% PIK	12/2017	82	82	—	82
MWD Management, LLC & MWD Services, Inc.#	One stop	L + 5.25%	(c)	6.58%	06/2023	5,925	5,854	0.6	5,925
MWD Management, LLC & MWD Services, Inc.(4)	One stop	L + 5.25%		N/A(5)	06/2022	—	(1)	—	—
MWD Management, LLC & MWD Services, Inc.(4)	One stop	L + 5.25%		N/A(5)	06/2023	—	(2)	—	—
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	7.83%	05/2022	9,434	9,226	1.0	9,434
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	7.83%	05/2022	952	938	0.1	952
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(a)(b)(c)	7.78%	05/2022	201	199	—	201
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	7.81%	05/2022	46	45	—	46
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.50%	(c)	7.83%	05/2022	42	41	—	42
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	7.83%	05/2022	33	32	—	33
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.50%	(c)	7.83%	05/2022	30	30	—	30
Oliver Street Dermatology Holdings, LLC(4)	One stop	L + 6.50%		N/A(5)	05/2022	—	(1)	—	—
Oliver Street Dermatology Holdings, LLC(4)	One stop	L + 6.50%		N/A(5)	05/2022	—	(1)	—	—
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(b)	7.53%	08/2021	9,980	9,768	1.0	9,980
Pinnacle Treatment Centers, Inc.	One stop	P + 5.00%	(e)	9.25%	08/2021	30	29	—	30
Pinnacle Treatment Centers, Inc.(4)	One stop	L + 6.25%		N/A(5)	08/2021	—	(2)	—	—
PPT Management Holdings, LLC^	One stop	L + 6.00%	(c)	7.33%	12/2022	10,223	10,022	1.0	10,018
PPT Management Holdings, LLC	One stop	L + 6.00%	(c)	7.33%	12/2022	135	132	—	132
PPT Management Holdings, LLC	One stop	L + 6.00%	(a)	7.24%	12/2022	50	46	—	46
Premise Health Holding Corp.*^#	One stop	L + 4.50%	(c)	5.83%	06/2020	14,812	14,753	1.5	14,812
Premise Health Holding Corp.(4)	One stop	L + 4.50%		N/A(5)	06/2020	—	(12)	—	—
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(a)	7.74%	08/2019	150	148	—	150
Radiology Partners, Inc.^#	One stop	L + 5.75%	(c)	7.08%	09/2020	22,345	22,111	2.3	22,345
Radiology Partners, Inc.	One stop	L + 5.75%	(c)	7.08%	09/2020	925	909	0.1	925
Radiology Partners, Inc.	One stop	L + 5.75%	(c)	7.08%	09/2020	701	700	0.1	701
Radiology Partners, Inc.(4)	One stop	L + 5.75%		N/A(5)	09/2020	—	(4)	—	—
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	(c)	6.33%	12/2017	2,474	2,472	0.3	2,474
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	(e)	8.25%	12/2017	352	351	—	352
Riverchase MSO, LLC#	Senior loan	L + 5.25%	(c)	6.58%	10/2022	4,981	4,917	0.5	4,981
Riverchase MSO, LLC	Senior loan	L + 5.25%	(c)	6.58%	10/2022	28	27	—	28
RXH Buyer Corporation*^	One stop	L + 5.75%	(c)	7.08%	09/2021	17,259	17,032	1.8	16,914
RXH Buyer Corporation*	One stop	L + 5.75%	(c)	7.08%	09/2021	1,953	1,928	0.2	1,914
RXH Buyer Corporation	One stop	L + 5.75%	(c)(e)	7.61%	09/2021	55	52	—	51
SLMP, LLC	One stop	L + 6.00%	(a)	7.24%	05/2023	6,196	6,050	0.6	6,196
SLMP, LLC	One stop	N/A		7.50% PIK	05/2027	83	83	—	83
SLMP, LLC(4)	One stop	L + 6.00%		N/A(5)	05/2023	—	(1)	—	—
SLMP, LLC(4)	One stop	L + 6.00%		N/A(5)	05/2023	—	(1)	—	—
Spear Education, LLC^	One stop	L + 6.00%	(c)	7.30%	08/2019	4,644	4,622	0.5	4,644
Spear Education, LLC	One stop	L + 6.00%	(c)	7.30%	08/2019	75	75	—	75
Spear Education, LLC(4)	One stop	L + 6.00%		N/A(5)	08/2019	—	—	—	(1)
Summit Behavioral Holdings I, LLC*	One stop	L + 5.00%	(a)	6.24%	06/2021	4,338	4,297	0.5	4,338
Summit Behavioral Holdings I, LLC	One stop	L + 5.00%	(a)	6.24%	06/2021	113	112	—	113
Summit Behavioral Holdings I, LLC	One stop	L + 5.00%	(a)	6.24%	06/2021	5	5	—	5
WHCG Management, LLC*	Senior loan	L + 4.75%	(c)	6.08%	03/2023	2,394	2,367	0.2	2,394
WHCG Management, LLC(4)	Senior loan	L + 4.75%		N/A(5)	03/2023	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (16)
Healthcare, Education and Childcare - (continued)
WHCG Management, LLC(4)	Senior loan	L + 4.75%		N/A(5)	03/2023	$—	$(3)	$—%	$—
WIRB-Copernicus Group, Inc.*^	Senior loan	L + 5.00%	(c)	6.33%	08/2022	9,812	9,733	1.0	9,812
WIRB-Copernicus Group, Inc.	Senior loan	L + 5.00%		N/A(5)	08/2022	—	—	—	—
Young Innovations, Inc.*	Senior loan	L + 5.00%	(c)	6.33%	01/2019	3,587	3,566	0.4	3,587
Young Innovations, Inc.	Senior loan	L + 5.00%	(c)	6.33%	01/2019	9	9	—	9
						328,333	323,739	33.9	324,658
Home and Office Furnishings, Housewares, and Durable Consumer
CST Buyer Company^	Senior loan	L + 6.25%	(c)	7.58%	03/2023	2,642	2,576	0.3	2,642
CST Buyer Company(4)	Senior loan	L + 6.25%		N/A(5)	03/2023	—	(1)	—	—
Plano Molding Company, LLC*^#	One stop	L + 7.50%	(a)	8.74%	05/2021	14,485	14,331	1.3	12,312
						17,127	16,906	1.6	14,954
Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC*^	One stop	L + 5.50%	(a)	6.74%	06/2022	10,041	9,875	1.0	10,041
Aimbridge Hospitality, LLC	One stop	L + 5.50%	(a)	6.74%	06/2022	16	15	—	16
Aimbridge Hospitality, LLC(4)	One stop	L + 5.50%		N/A(5)	06/2022	—	(1)	—	—
						10,057	9,889	1.0	10,057
Insurance
Captive Resources Midco, LLC*^#	One stop	L + 5.75%	(a)	6.99%	06/2020	24,253	24,075	2.5	24,253
Captive Resources Midco, LLC(4)	One stop	L + 5.75%		N/A(5)	06/2020	—	(12)	—	—
Captive Resources Midco, LLC(4)	One stop	L + 5.75%		N/A(5)	06/2020	—	(13)	—	—
Higginbotham Insurance Agency, Inc.*	Senior loan	L + 5.00%	(a)	6.24%	11/2021	1,595	1,584	0.2	1,595
Internet Pipeline, Inc.	One stop	L + 7.25%	(a)	8.49%	08/2022	4,847	4,743	0.5	4,917
Internet Pipeline, Inc.*	One stop	L + 6.25%	(a)	7.48%	08/2022	2,098	2,078	0.2	2,046
Internet Pipeline, Inc.*	One stop	L + 6.25%	(a)	7.48%	08/2022	794	786	0.1	775
Internet Pipeline, Inc.(4)	One stop	L + 7.25%		N/A(5)	08/2021	—	(1)	—	1
RSC Acquisition, Inc.#	Senior loan	L + 5.25%	(c)	6.58%	11/2022	919	913	0.1	919
RSC Acquisition, Inc.(4)	Senior loan	L + 5.25%		N/A(5)	11/2022	—	(1)	—	—
						34,506	34,152	3.6	34,506
Leisure, Amusement, Motion Pictures, Entertainment
NFD Operating, LLC#	One stop	L + 7.00%	(c)	8.30%	06/2021	2,325	2,299	0.2	2,325
NFD Operating, LLC	One stop	L + 7.00%		N/A(5)	06/2021	—	—	—	—
NFD Operating, LLC(4)	One stop	L + 7.00%		N/A(5)	06/2021	—	(1)	—	—
PADI Holdco, Inc.*^#	One stop	L + 6.50%	(c)	7.84%	04/2023	19,550	19,278	2.1	19,550
PADI Holdco, Inc.	One stop	L + 6.50%	(b)(c)	7.78%	04/2022	72	70	—	72
Self Esteem Brands, LLC*^#	Senior loan	L + 4.75%	(a)	5.99%	02/2020	17,983	17,889	1.9	17,983
Self Esteem Brands, LLC(4)	Senior loan	L + 4.75%		N/A(5)	02/2020	—	(4)	—	—
Teaching Company, The	One stop	L + 7.00%	(a)(c)	8.32%	08/2020	18,835	18,673	1.9	18,459
Teaching Company, The	One stop	L + 7.00%	(a)(e)	8.24%	08/2020	25	24	—	23
Titan Fitness, LLC*	One stop	L + 7.00%	(a)	8.25%	09/2019	13,088	12,987	1.4	13,088
Titan Fitness, LLC	One stop	L + 7.00%	(a)	8.25%	09/2019	1,972	1,962	0.2	1,972
Titan Fitness, LLC*	One stop	L + 7.00%	(a)	8.25%	09/2019	1,733	1,725	0.2	1,733
Titan Fitness, LLC(4)	One stop	L + 7.00%		N/A(5)	09/2019	—	(9)	—	—
Titan Fitness, LLC(4)	One stop	L + 7.00%		N/A(5)	09/2019	—	(14)	—	—
						75,583	74,879	7.9	75,205

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (16)
Oil and Gas
Drilling Info, Inc.*^#	One stop	L + 6.25%	(b)	7.52%	06/2020	$6,399	$6,362	0.7%	$6,351
Drilling Info, Inc.	One stop	L + 6.25%		N/A(5)	06/2020	—	—	—	—
						6,399	6,362	0.7	6,351
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	6.83%	11/2021	5,678	5,600	0.6	5,678
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	(c)	6.83%	11/2021	495	491	0.1	495
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	6.83%	11/2021	347	344	0.1	347
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	6.83%	11/2021	58	57	—	58
IMPLUS Footwear, LLC	One stop	L + 6.75%	(c)	8.08%	04/2021	10,307	10,165	1.1	10,307
IMPLUS Footwear, LLC	One stop	L + 6.75%	(c)	8.07%	04/2021	1,815	1,790	0.2	1,815
Massage Envy, LLC*^#	One stop	L + 6.75%	(c)(e)	8.09%	09/2020	35,191	34,868	3.7	35,191
Massage Envy, LLC	One stop	L + 6.75%	(a)	7.99%	09/2020	316	306	—	316
Massage Envy, LLC	One stop	L + 6.75%	(c)(e)	8.07%	09/2020	100	99	—	100
Massage Envy, LLC	One stop	L + 6.75%	(c)	8.07%	09/2020	40	40	—	40
Massage Envy, LLC	One stop	L + 6.75%	(c)(e)	8.08%	09/2020	35	35	—	35
Massage Envy, LLC	One stop	L + 6.75%	(c)(e)	8.10%	09/2020	15	15	—	15
Massage Envy, LLC(4)	One stop	L + 6.75%		N/A(5)	09/2020	—	(1)	—	—
Orthotics Holdings, Inc.*#	One stop	L + 6.00%	(a)	7.24%	02/2020	8,290	8,222	0.8	8,125
Orthotics Holdings, Inc.*#(7)	One stop	L + 6.00%	(a)	7.24%	02/2020	1,359	1,348	0.1	1,332
Orthotics Holdings, Inc.(4)(7)	One stop	L + 6.00%		N/A(5)	02/2020	—	(1)	—	—
Orthotics Holdings, Inc.(4)	One stop	L + 6.00%		N/A(5)	02/2020	—	(10)	—	(4)
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	(c)(e)	6.32%	12/2017	4,287	4,284	0.4	4,278
Team Technologies Acquisition Company#	Senior loan	L + 5.50%	(c)(e)	6.82%	12/2017	790	789	0.1	799
Team Technologies Acquisition Company(4)	Senior loan	L + 5.00%		N/A(5)	12/2017	—	—	—	(1)
						69,123	68,441	7.2	68,926
Personal, Food and Miscellaneous Services
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	6.83%	10/2021	42	41	—	42
Ignite Restaurant Group, Inc.^(6)	One stop	P + 6.00%	(e)	10.25%	02/2019	4,312	4,285	0.1	1,186
PetVet Care Centers LLC*^#	One stop	L + 6.00%	(c)	7.33%	06/2023	16,780	16,620	1.8	16,780
PetVet Care Centers LLC	One stop	L + 6.00%	(c)	7.32%	06/2023	430	421	—	430
PetVet Care Centers LLC	One stop	L + 6.00%	(b)	7.27%	06/2023	69	66	—	69
Southern Veterinary Partners, LLC#	One stop	L + 5.00%	(a)	6.24%	06/2020	3,900	3,873	0.4	3,900
Southern Veterinary Partners, LLC	One stop	L + 5.00%	(a)	6.23%	06/2020	160	158	—	160
Southern Veterinary Partners, LLC	One stop	L + 5.00%	(a)	6.23%	06/2020	17	17	—	17
Vetcor Professional Practices LLC*^#	One stop	L + 6.00%	(c)	7.33%	04/2021	28,750	28,348	3.0	28,750
Vetcor Professional Practices LLC*	One stop	L + 6.00%	(c)	7.33%	04/2021	956	949	0.1	956
Vetcor Professional Practices LLC#	One stop	L + 6.00%	(c)	7.33%	04/2021	948	934	0.1	948
Vetcor Professional Practices LLC	One stop	L + 6.00%	(c)	7.33%	04/2021	861	849	0.1	861
Vetcor Professional Practices LLC#	One stop	L + 6.00%	(c)	7.33%	04/2021	745	745	0.1	745
Vetcor Professional Practices LLC^	One stop	L + 6.00%	(c)	7.33%	04/2021	725	715	0.1	725
Vetcor Professional Practices LLC#	One stop	L + 6.00%	(c)	7.33%	04/2021	285	283	—	285
Vetcor Professional Practices LLC#	One stop	L + 6.00%	(c)	7.33%	04/2021	233	232	—	233
Vetcor Professional Practices LLC	One stop	L + 6.00%	(c)	7.33%	04/2021	219	211	—	219
Vetcor Professional Practices LLC	One stop	L + 6.00%	(c)	7.33%	04/2021	17	13	—	17
Veterinary Specialists of North America, LLC^	One stop	L + 5.25%	(c)	6.56%	07/2021	7,406	7,334	0.8	7,406
Veterinary Specialists of North America, LLC	One stop	L + 5.25%	(c)	6.58%	07/2021	89	74	—	89

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (16)
Personal, Food and Miscellaneous Services - (continued)
Veterinary Specialists of North America, LLC#	One stop	L + 5.25%	(c)	6.56%	07/2021	$63	$63	—%	$63
Veterinary Specialists of North America, LLC(4)	One stop	L + 5.25%		N/A(5)	07/2021	—	(2)	—	—
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(a)	7.99%	09/2021	6,472	6,332	0.7	6,472
Wetzel's Pretzels, LLC(4)	One stop	L + 6.75%		N/A(5)	09/2021	—	(1)	—	—
						73,479	72,560	7.3	70,353
Printing and Publishing
Brandmuscle, Inc.^	Senior loan	L + 5.00%	(c)	6.33%	12/2021	624	619	0.1	629
Marketo, Inc.	One stop	L + 9.50%	(c)	10.83%	08/2021	9,940	9,709	1.0	9,940
Marketo, Inc.(4)	One stop	L + 9.50%		N/A(5)	08/2021	—	(1)	—	—
						10,564	10,327	1.1	10,569
Retail Stores
Batteries Plus Holding Corporation	One stop	L + 6.75%	(a)	7.99%	07/2022	13,722	13,440	1.4	13,722
Batteries Plus Holding Corporation(4)	One stop	L + 6.75%		N/A(5)	07/2022	—	(2)	—	—
CVS Holdings I, LP*^#	One stop	L + 6.25%	(a)	7.49%	08/2021	22,058	21,773	2.3	22,058
CVS Holdings I, LP*	One stop	L + 6.25%	(a)	7.49%	08/2021	318	313	—	318
CVS Holdings I, LP	One stop	L + 6.25%	(a)	7.49%	08/2021	34	28	—	34
CVS Holdings I, LP(4)	One stop	L + 6.25%		N/A(5)	08/2020	—	(2)	—	—
Cycle Gear, Inc.^	One stop	L + 6.50%	(c)	7.80%	01/2020	10,427	10,321	1.1	10,427
Cycle Gear, Inc.	One stop	L + 6.50%	(c)	7.82%	01/2020	607	602	0.1	607
Cycle Gear, Inc.(4)	One stop	L + 6.50%		N/A(5)	01/2020	—	(12)	—	—
DTLR, Inc.*^#	One stop	L + 6.50%	(c)	7.81%	08/2022	22,962	22,626	2.4	22,617
Elite Sportswear, L.P.	Senior loan	L + 5.25%	(c)	6.58%	03/2020	6,942	6,854	0.7	6,957
Elite Sportswear, L.P.	Senior loan	L + 5.00%	(c)	6.33%	03/2020	2,792	2,756	0.3	2,779
Elite Sportswear, L.P.	Senior loan	L + 5.25%	(c)	6.58%	03/2020	1,436	1,423	0.2	1,439
Elite Sportswear, L.P.*	Senior loan	L + 5.25%	(c)	6.55%	03/2020	471	467	0.1	472
Elite Sportswear, L.P.	Senior loan	L + 5.25%	(c)	6.58%	03/2020	218	215	—	218
Elite Sportswear, L.P.*	Senior loan	L + 5.25%	(a)	6.49%	03/2020	208	206	—	209
Elite Sportswear, L.P.	One stop	L + 5.00%		N/A(5)	06/2018	—	—	—	—
Elite Sportswear, L.P.(4)	Senior loan	L + 5.00%		N/A(5)	03/2020	—	(5)	—	(4)
Feeders Supply Company, LLC	One stop	L + 5.75%	(a)	6.99%	04/2021	5,049	4,966	0.5	5,049
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	59	59	—	59
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(5)	04/2021	—	—	—	—
Marshall Retail Group LLC, The^#	One stop	L + 6.00%	(c)	7.30%	08/2020	12,023	11,950	1.3	12,023
Marshall Retail Group LLC, The	One stop	P + 4.75%	(e)	9.00%	08/2019	293	279	—	293
Mills Fleet Farm Group LLC*^	One stop	L + 5.50%	(a)	6.74%	02/2022	1,815	1,723	0.2	1,815
Paper Source, Inc.^#	One stop	L + 6.25%	(c)	7.58%	09/2019	12,626	12,558	1.3	12,626
Paper Source, Inc.*	One stop	L + 6.25%	(c)	7.58%	09/2019	1,677	1,666	0.2	1,677
Paper Source, Inc.	One stop	P + 5.00%	(e)	9.25%	09/2019	525	515	0.1	525
Pet Holdings ULC*^(7)(8)	One stop	L + 5.50%	(c)	6.80%	07/2022	14,627	14,394	1.5	14,627
Pet Holdings ULC(7)(8)	One stop	L + 5.50%	(c)	6.81%	07/2022	56	55	—	56
Pet Holdings ULC(4)(7)(8)	One stop	L + 5.50%		N/A(5)	07/2022	—	(2)	—	—
PetPeople Enterprises, LLC#	One stop	L + 6.00%	(c)	7.32%	09/2023	3,145	3,107	0.3	3,114
PetPeople Enterprises, LLC	One stop	N/A		8.25% PIK	01/2019	155	155	—	155
PetPeople Enterprises, LLC(4)	One stop	L + 6.00%		N/A(5)	09/2023	—	—	—	(1)
PetPeople Enterprises, LLC(4)	One stop	L + 6.00%		N/A(5)	09/2023	—	(1)	—	—
						134,245	132,427	14.0	133,871

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (16)
Telecommunications
Arise Virtual Solutions, Inc.^	One stop	L + 6.00%	(c)	7.33%	12/2018	$1,260	$1,256	0.1%	$1,260
Arise Virtual Solutions, Inc.	One stop	L + 6.00%		N/A(5)	12/2018	—	—	—	—
NetMotion Wireless Holdings, Inc.*^#	One stop	L + 6.25%	(c)	7.58%	10/2021	7,338	7,249	0.8	7,338
NetMotion Wireless Holdings, Inc.(4)	One stop	L + 6.25%		N/A(5)	10/2021	—	(1)	—	—
						8,598	8,504	0.9	8,598
Textile and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	(a)	6.24%	10/2022	2,233	2,194	0.2	2,233
SHO Holding I Corporation	Senior loan	L + 4.00%	(a)(b)	5.24%	10/2021	16	15	—	14
						2,249	2,209	0.2	2,247
Utilities
Arcos, LLC	One stop	L + 6.00%	(c)	7.33%	02/2021	3,679	3,629	0.4	3,679
Arcos, LLC	One stop	L + 6.00%		N/A(5)	02/2021	—	—	—	—
Power Plan Holdings, Inc.*^	Senior loan	L + 5.25%	(a)	6.49%	02/2022	6,434	6,346	0.7	6,434
PowerPlan Holdings, Inc.*	Senior loan	L + 5.25%	(a)	6.49%	02/2022	5,659	5,606	0.5	5,659
PowerPlan Holdings, Inc.(4)	Senior loan	L + 5.25%		N/A(5)	02/2021	—	(6)	—	—
						15,772	15,575	1.6	15,772
Total non-controlled/non-affiliate company debt investments						$1,551,043	$1,531,357	160.2%	$1,534,909

Equity Investments (9)(10)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A		N/A	N/A	2	$1,506	0.1%	$835
NTS Technical Systems	Preferred stock B	N/A		N/A	N/A	—	256	—	275
NTS Technical Systems	Preferred stock A	N/A		N/A	N/A	—	128	—	150
Tresys Technology Holdings, Inc.	Common stock	N/A		N/A	N/A	295	295	—	—
Whitcraft LLC	Common stock	N/A		N/A	N/A	4	375	0.1	375
							2,560	0.2	1,635
Automobile
Polk Acquisition Corp.	LP interest	N/A		N/A	N/A	1	144	—	92

Beverage, Food and Tobacco
Atkins Nutritionals, Inc	LLC interest	N/A		N/A	N/A	57	—	0.1	578
Benihana, Inc.	LLC units	N/A		N/A	N/A	43	699	—	357
C. J. Foods, Inc.	Preferred stock	N/A		N/A	N/A	—	75	—	302
Cafe Rio Holding, Inc.	Common stock	N/A		N/A	N/A	2	224	—	224
Hopdoddy Holdings, LLC	LLC interest	N/A		N/A	N/A	27	130	—	89
Hopdoddy Holdings, LLC	LLC interest	N/A		N/A	N/A	12	36	—	25
Julio & Sons Company	LLC interest	N/A		N/A	N/A	521	521	0.1	1,012
P&P Food Safety US Acquisition, Inc.	LLC interest	N/A		N/A	N/A	2	204	—	210
Purfoods, LLC	LLC interest	N/A		N/A	N/A	381	381	—	411
Richelieu Foods, Inc.	LP interest	N/A		N/A	N/A	220	220	0.1	580
Rubio's Restaurants, Inc.	Preferred stock	N/A		N/A	N/A	2	945	0.2	1,951
Tate's Bake Shop, Inc.	LP interest	N/A		N/A	N/A	462	428	0.1	647
Uinta Brewing Company	LP interest	N/A		N/A	N/A	462	462	—	—
							4,325	0.6	6,386
Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A		N/A	N/A	10	1,021	0.1	1,502

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (16)
Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock A	N/A	N/A	N/A	—	$90	0.1%	$108
Flexan, LLC	Common stock	N/A	N/A	N/A	1	—	—	17
						90	0.1	125
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.	LLC units	N/A	N/A	N/A	1	1,186	0.2	2,131
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	370	—	—
Inventus Power, Inc.	Common stock	N/A	N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	249	0.1	463
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	160	160	—	—
						1,965	0.3	2,594
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A	N/A	N/A	296	296	—	296
Actiance, Inc.	Warrant	N/A	N/A	N/A	510	122	—	178
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	341	0.1	429
Bomgar Corporation	Common stock	N/A	N/A	N/A	—	107	—	120
Bomgar Corporation	Common stock	N/A	N/A	N/A	72	1	—	6
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	—	154	—	150
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	348	0.1	371
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	347	130	—	277
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	0.1	550
Marathon Data Operating Co., LLC	LLC units	N/A	N/A	N/A	1	264	0.1	986
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	1	369	0.1	369
MMan Acquisition Co.	LP interest	N/A	N/A	N/A	263	263	—	263
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	417	0.1	459
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	103	4	—	4
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	148	0.1	802
Switchfly, Inc.	Warrant	N/A	N/A	N/A	60	85	—	136
Vendavo, Inc.	Preferred stock	N/A	N/A	N/A	894	894	0.1	831
Verisys Corporation	LLC interest	N/A	N/A	N/A	261	261	—	284
Vitalyst, LLC	Preferred stock A	N/A	N/A	N/A	—	61	—	58
Vitalyst, LLC	Common stock	N/A	N/A	N/A	1	7	—	—
Workforce Software, LLC	LLC units	N/A	N/A	N/A	308	308	—	357
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	43	34	—	31
						4,878	0.8	6,957
Ecological
Pace Analytical Services, LLC	LLC units	N/A	N/A	N/A	3	304	—	364
						304	—	364
Electronics
Diligent Corporation (11)	Preferred stock	N/A	N/A	N/A	83	66	—	121
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	134	—	331
Project Silverback Holdings Corp.	Preferred stock	N/A	N/A	N/A	3	6	—	256
SEI, Inc.	LLC units	N/A	N/A	N/A	340	265	0.1	482
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	122	—	1
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	1	14	—	—
						607	0.1	1,191

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (16)
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	$1,446	0.2%	$2,064
MyWebGrocer, Inc.	Preferred stock	N/A	N/A	N/A	71	165	—	268
						1,611	0.2	2,332
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	614	0.1	718
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	198	198	—	247
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	579	0.1	467
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	—
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	—	—
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	—	—
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	64	—	—
BIORECLAMATIONIVT, LLC	LLC interest	N/A	N/A	N/A	—	407	0.1	614
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	28	—	36
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	11	—	12
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	—	—	12
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	8,637	864	0.1	938
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	87	9	—	—
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	357	0.1	410
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	805	805	0.1	550
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	182	—	149
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	—	—	—
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	133	—	133
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	1	—	1
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	148	148	—	148
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	1	458	0.1	358
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	417	—	328
Kareo, Inc.	Warrant	N/A	N/A	N/A	22	160	—	160
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	387	—	258
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	—	132	—	176
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	121	121	—	121
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	234	234	0.1	313
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	248
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	221	—	227
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	—
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	—	100
Reliant Pro ReHab, LLC	Preferred stock A	N/A	N/A	N/A	2	183	0.1	869
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	683	—	239
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	—	249	0.1	370
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	3	3	—	134
SLMP, LLC	LLC interest	N/A	N/A	N/A	256	256	—	256
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	62	—	71
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	23
SSH Corporation	Common stock	N/A	N/A	N/A	—	40	—	61
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	688
U.S. Renal Care, Inc.	LP interest	N/A	N/A	N/A	1	2,665	0.1	1,153
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	220	—	217
Young Innovations, Inc.	LLC units	N/A	N/A	N/A	—	236	—	183

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (16)
Healthcare, Education and Childcare - (continued)
Young Innovations, Inc.	Common stock	N/A	N/A	N/A	2	$—	—%	$234
						12,647	1.2	11,222
Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	—	0.1	346
Internet Pipeline, Inc. (11)	Preferred stock	N/A	N/A	N/A	—	72	—	87
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	44	1	—	143
						73	0.1	576
Leisure, Amusement, Motion Pictures, Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	—	509
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	—	414	—	414
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	7	712	0.1	826
						1,838	0.1	1,749
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	LLC interest	N/A	N/A	N/A	11	106	—	103
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	210	0.1	866
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	—	114	—	297
						430	0.1	1,266
Personal, Food and Miscellaneous Services
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	1	147	0.1	153
R.G. Barry Corporation	Preferred stock A	N/A	N/A	N/A	—	161	—	108
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	38	—	37
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	40	2	—	2
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	766	459	0.1	510
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	85	85	0.1	1,027
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	106	—	141
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	160	—	186
						1,158	0.3	2,164
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	240	—	236

Retail Stores
Barcelona Restaurants, LLC	LP interest	N/A	N/A	N/A	1,996	—	0.7	6,945
Batteries Plus Holding Corporation	LLC units	N/A	N/A	N/A	5	529	0.1	685
Cycle Gear, Inc.	LLC interest	N/A	N/A	N/A	19	248	0.1	379
DTLR, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	573
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	158	—	97
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	2	192	—	219
Feeders Supply Company, LLC	Common stock	N/A	N/A	N/A	—	—	—	105
Marshall Retail Group LLC, The	LLC units	N/A	N/A	N/A	15	154	—	82
Paper Source, Inc.	Common stock	N/A	N/A	N/A	8	1,387	0.1	911
Pet Holdings ULC(7)(8)	LP interest	N/A	N/A	N/A	455	386	—	469
						3,465	1.1	10,465

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (16)
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A		N/A	N/A	—	$260	—%	$260
PowerPlan Holdings, Inc.	Common stock	N/A		N/A	N/A	152	3	0.1	268
							263	0.1	528

Total non-controlled/non-affiliate company equity investments							$37,619	5.4%	$51,384

Total non-controlled/non-affiliate company investments						$1,551,043	$1,568,976	165.6%	$1,586,293

Non-controlled affiliate company investments(12)
Debt investments
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*(7)	One stop	L + 11.00%	(a)	10.25% cash/2.00% PIK	08/2018	$4,438	$4,435	0.4%	$3,551
Benetech, Inc.(7)	One stop	P + 9.75%	(a)(e)	11.96% cash/2.00% PIK	08/2018	371	371	—	146
						4,809	4,806	0.4	3,697

Total non-controlled affiliate company debt investments						$4,809	$4,806	0.4%	$3,697

Equity Investments (9)(10)
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(7)	LLC interest	N/A		N/A	N/A	—	$—	—%	$10
Benetech, Inc.(7)	LLC interest	N/A		N/A	N/A	—	—	—	—
							—	—	10

Total non-controlled affiliate company equity investments							$—	—%	$10

Total non-controlled affiliate company investments						$4,809	$4,806	0.4%	$3,707

Controlled affiliate company investments(13)
Equity Investments(9)
Investment Funds and Vehicles
Senior Loan Fund LLC(7)(14)	LLC interest	N/A		N/A		—	$97,457	9.9%	$95,015

Total controlled affiliate company equity investments							$97,457	9.9%	$95,015

Total investments						$1,555,852	$1,671,239	175.9%	$1,685,015

Cash, cash equivalents and restricted cash and cash equivalents
Cash and restricted cash							$48,733	5.1%	$48,733
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)				0.91% (15)			13,825	1.4	13,825
Total cash, cash equivalents and restricted cash and cash equivalents							$62,558	6.5%	$62,558

Total investments and cash, cash equivalents and restricted cash and cash equivalents							$1,733,797	182.4%	$1,747,573

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
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 1.33% as of September 29, 2017.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 1.51% as of September 29, 2017.
(e) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 4.25% as of September 29, 2017.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2017.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(5)	The entire commitment was unfunded as of September 30, 2017. As such, no interest is being earned on this investment.

(6)	Loan was on non-accrual status as of September 30, 2017, meaning that the Company has ceased recognizing interest income on the loan.

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

(11)	The Company holds an equity investment that entitles it to receive preferential dividends

(12)
As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of the company as the Company along with affiliated entities owns five percent or more of the portfolio company's securities. Transactions related to investments in non-controlled affiliates for the year ended September 30, 2017 were as follows:

Portfolio Company	Fair value as of September 30, 2016	Purchases (cost)(f)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of September 30, 2017	Net realized gain/(loss)	Interest and fee income	Dividend income
Benetech, Inc.(g)	$—	$17	$(68)	$3,738	$2	$18	$3,707	$—	$113	$—
Competitor Group, Inc.	9,618	491	(15,615)	—	278	5,228	—	(6,442)	1,023	—
Total Non-Controlled Affiliates	$9,618	$508	$(15,683)	$3,738	$280	$5,246	$3,707	$(6,442)	$1,136	$—

(f)	Purchases at cost includes amounts related to PIK interest capitalized and added to the principal balance of the respective loans.
(g)	During the three months ended September 30, 2017, the Company's ownership increased to over five percent of the portfolio company's voting securities.

(13)
As defined in the 1940 Act, the Company is deemed to be both an "affiliated person" of and "control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). Transactions related to investments in controlled affiliates for the year ended September 30, 2017 were as follows:

Portfolio Company	Fair value as of September 30, 2016	Purchases (cost)(h)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of September 30, 2017	Net realized gain/(loss)	Interest and fee income	Dividend income
Senior Loan Fund LLC(i)	$104,228	$96,688	$(107,870)	$—	$—	$1,969	$95,015	$—	$1,639	$4,929
Total Controlled Affiliates	$104,228	$96,688	$(107,870)	$—	$—	$1,969	$95,015	$—	$1,639	$4,929

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

(14)	The Company receives quarterly profit distributions from its equity investment in SLF. See note 4. Investments.

(15)	The rate shown is the annualized seven-day yield as of September 30, 2017.

(16)	The fair value of the investment was valued using significant unobservable inputs. See Note 5. Fair Value Measurements.

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
The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2017, as filed with the U.S. Securities and Exchange Commission (the Commission or the SEC).

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

Any changes to the valuation methodology are reviewed by management and the Company’s board of directors (the “Board”) to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See Note 5.

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

Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), Golub Capital BDC 2010-1 LLC (“2010 Issuer”), Golub Capital BDC CLO 2014 LLC (“2014 Issuer”), Golub Capital BDC Funding LLC (“Funding”), Golub Capital BDC Holdings, LLC (“BDC Holdings”), GC SBIC IV, L.P. (“SBIC IV”), GC SBIC V, L.P. (“SBIC V”) and GC SBIC VI, L.P. (“SBIC VI”). The Company does not consolidate its non-controlling interest in SLF. See further description of the Company’s investment in SLF in Note 4.

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

Restricted cash and cash equivalents:  Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and cash equivalents are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. In addition, restricted cash and cash equivalents include amounts held within the Company’s small business investment company (“SBIC”) subsidiaries. The amounts held within the SBICs are generally restricted to the originations of new loans by the SBICs and the payment of U.S. Small Business Administration (“SBA”) debentures and related interest expense.

Revenue recognition:

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2017 and 2016, interest income included $2,709 and $1,807, respectively, of accretion of discounts. For the three months ended December 31, 2017 and 2016, the Company received loan origination fees of $2,069 and $1,914, respectively.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2017 and 2016, the Company recorded PIK income of $285 and $567, respectively, and received PIK payments in cash of $2 and $0, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three months ended December 31, 2017 and 2016, fee income included $435 and $166, respectively, of prepayment premiums, which fees are non-recurring.

For the three months ended December 31, 2017 and 2016, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $30,631 and $30,843 respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended December 31, 2017 and 2016, the Company recorded dividend income of $2,562 and $898, respectively, and return of capital distributions, excluding the Company's investment in LLC equity interests in SLF, of $308 and $191, respectively, and return of capital distributions from the Company's investment in LLC equity interest in SLF of $4,200 and $0, respectively.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $1,825 and $2,955 as of December 31, 2017 and September 30, 2017, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2017 and 2016, $0 and $10, respectively, was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2017. The Company's tax returns for the 2014 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan:  The Company has a share repurchase program (the “Program”) which allows the Company to repurchase up to $75,000 of the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2017 and the Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Company did not make any repurchases of its common stock during the three months ended December 31, 2017 and 2016.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2017 and September 30, 2017, the Company had deferred debt issuance costs of $3,514 and $4,273, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the three months ended December 31, 2017 and 2016 was $794 and $849, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of December 31, 2017 and September 30, 2017, deferred offering costs, which are included in other assets on the Consolidated Statements of Financial Condition, were $111 and $111, respectively.

Accounting for derivative instruments:  The Company does not utilize hedge accounting and marks its derivatives, if any, to market through a net change in unrealized appreciation (depreciation) on derivative instruments in the Consolidated Statements of Operations.

Recent accounting pronouncements:  In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash Restricted Cash, a consensus of the FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. The Company adopted the ASU, which did not have a material impact on the Company’s consolidated financial statements. Prior to adoption, the Company presented the change in restricted cash and cash equivalents separately as a cash flow from investing activity. Upon adoption, the Company included the restricted cash and cash equivalents in each of the balances of the cash, cash equivalents and restricted cash and cash equivalents at the beginning of and end of periods and included the change in restricted cash and cash equivalents as part of the net change in cash, cash equivalents and restricted cash and cash equivalents in the Consolidated Statements of Cash Flows and retrospectively restated the three months ended December 31, 2016.
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

For the three months ended December 31, 2017 and 2016, the Income Incentive Fee incurred was $2,158 and $1,611, respectively.

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Income Incentive Fee, it is possible that an Incentive Fee may be

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee will result in a positive value and an Incentive Fee will be paid even if the Company has incurred a loss in such period due to realized and/or unrealized capital losses unless the payment of such Incentive Fee would cause the Company to pay Incentive Fees on a cumulative basis that exceed the Incentive Fee Cap. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% quarterly. If market interest rates rise, the Company may be able to invest funds in debt instruments that provide for a higher return, which would increase Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Incentive Fee based on such net investment income.

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

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2017 and 2016, the Company accrued a capital gain incentive fee of $713 and $480, respectively, which accruals are included in incentive fee in the Consolidated Statements of Operations. As of December 31, 2017 and September 30, 2017, included in management and incentive fees payable on the Consolidated Statements of Financial Condition were $7,609 and $6,896, respectively, for cumulative accruals for capital gain incentive fees under GAAP, including the amounts payable pursuant to the Investment Advisory Agreement describes above.

As December 31, 2017 and September 30, 2017 the Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) was $1,196 and $0, respectively. However, in accordance with GAAP, the accrual for the Capital Gain Incentive Fee was $7,609 and $6,896 as of December 31, 2017 and September 30, 2017, respectively. The accrual for the Capital Gains Incentive Fee is included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

Included in accounts payable and accrued expenses is $618 and $620 as of December 31, 2017 and September 30, 2017, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three months ended December 31, 2017 and 2016 were $799 and $582, respectively.

As of December 31, 2017 and September 30, 2017, included in accounts payable and accrued expenses were $521 and $799, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

On June 22, 2016, the Company entered into an unsecured revolving credit facility with the Investment Adviser (the "Adviser Revolver"), with a maximum credit limit of $20,000 and expiration date of June 22, 2019. Refer to Note 6 for discussion of the Adviser Revolver.

During the three months ended December 31, 2017 and 2016, the Company sold $0 and $38,307, respectively, of investments and unfunded commitments to SLF at fair value and recognized $0 and $266, respectively, of net realized gains.

During the three months ended December 31, 2017 and 2016, SLF incurred an administrative service fee of $113 and $127, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between SLF and the Administrator.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

Note 4. Investments

Investments as of December 31, 2017 and September 30, 2017 consisted of the following:

	As of December 31, 2017			As of September 30, 2017
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$196,141	$194,188	$193,459	$197,734	$195,790	$195,029
One stop	1,391,720	1,374,113	1,380,000	1,348,625	1,331,008	1,334,084
Second lien	9,435	9,314	9,435	9,434	9,306	9,434
Subordinated debt	60	60	60	59	59	59
LLC equity interests in SLF(1)	N/A	93,257	91,591	N/A	97,457	95,015
Equity	N/A	36,341	48,827	N/A	37,619	51,394
Total	$1,597,356	$1,707,273	$1,723,372	$1,555,852	$1,671,239	$1,685,015

(1)	SLF’s proceeds from the LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of December 31, 2017		As of September 30, 2017
Amortized Cost:
United States
Mid-Atlantic	$329,384	19.3%	$341,612	20.4%
Midwest	384,297	22.5	405,901	24.3
West	289,247	16.9	266,546	16.0
Southeast	378,522	22.2	354,663	21.2
Southwest	154,839	9.1	153,520	9.2
Northeast	156,145	9.1	134,164	8.0
Canada	14,839	0.9	14,833	0.9
Total	$1,707,273	100.0%	$1,671,239	100.0%

Fair Value:
United States
Mid-Atlantic	$327,788	19.0%	$339,358	20.1%
Midwest	384,993	22.3	406,694	24.1
West	291,581	16.9	270,185	16.0
Southeast	380,658	22.1	356,846	21.2
Southwest	156,648	9.1	152,312	9.1
Northeast	166,545	9.7	144,468	8.6
Canada	15,159	0.9	15,152	0.9
Total	$1,723,372	100.0%	$1,685,015	100.0%

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2017 and September 30, 2017 were as follows:

	As of December 31, 2017		As of September 30, 2017
Amortized Cost:
Aerospace and Defense	$41,164	2.4%	$59,296	3.6%
Automobile	14,432	0.9	16,507	1.0
Banking	17,240	1.0	17,144	1.0
Beverage, Food and Tobacco	106,044	6.2	105,466	6.3
Broadcasting and Entertainment	1,454	0.1	1,458	0.1
Buildings and Real Estate	65,238	3.8	66,317	4.0
Chemicals, Plastics and Rubber	2,412	0.2	2,407	0.1
Diversified/Conglomerate Manufacturing	98,428	5.8	98,121	5.9
Diversified/Conglomerate Service	319,353	18.7	287,765	17.2
Ecological	18,109	1.1	18,081	1.1
Electronics	89,483	5.2	84,454	5.1
Grocery	15,742	0.9	15,876	0.9
Healthcare, Education and Childcare	347,207	20.3	336,386	20.1
Home and Office Furnishings, Housewares, and Durable Consumer	16,003	0.9	16,906	1.0
Hotels, Motels, Inns, and Gaming	9,873	0.6	9,889	0.6
Insurance	43,773	2.6	34,225	2.1
Investment Funds and Vehicles	93,257	5.5	97,457	5.8
Leisure, Amusement, Motion Pictures, Entertainment	77,165	4.5	76,717	4.6
Mining, Steel, Iron and Non-Precious Metals	4,605	0.3	4,806	0.3
Oil and Gas	9,901	0.6	6,362	0.4
Personal and Non Durable Consumer Products (Mfg. Only)	68,553	4.0	68,871	4.1
Personal, Food and Miscellaneous Services	77,325	4.5	73,718	4.4
Printing and Publishing	10,581	0.6	10,567	0.6
Retail Stores	133,746	7.8	135,892	8.1
Telecommunications	8,142	0.5	8,504	0.5
Textiles and Leather	2,206	0.1	2,209	0.1
Utilities	15,837	0.9	15,838	1.0
Total	$1,707,273	100.0%	$1,671,239	100.0%

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

	As of December 31, 2017		As of September 30, 2017
Fair Value:
Aerospace and Defense	$37,939	2.2%	$56,458	3.4%
Automobile	14,473	0.8	16,677	1.0
Banking	17,270	1.0	17,182	1.0
Beverage, Food and Tobacco	108,343	6.3	107,582	6.4
Broadcasting and Entertainment	1,470	0.1	1,469	0.1
Buildings and Real Estate	66,806	3.9	67,376	4.0
Chemicals, Plastics and Rubber	2,460	0.1	2,460	0.1
Diversified/Conglomerate Manufacturing	98,780	5.7	98,664	5.9
Diversified/Conglomerate Service	323,791	18.8	293,632	17.4
Ecological	18,530	1.1	18,536	1.1
Electronics	89,946	5.2	85,381	5.1
Grocery	16,544	1.0	16,603	1.0
Healthcare, Education and Childcare	345,699	20.0	335,880	19.9
Home and Office Furnishings, Housewares, and Durable Consumer	14,235	0.8	14,954	0.9
Hotels, Motels, Inns, and Gaming	10,032	0.6	10,057	0.6
Insurance	44,394	2.6	35,082	2.1
Investment Funds and Vehicles	91,591	5.3	95,015	5.6
Leisure, Amusement, Motion Pictures, Entertainment	77,786	4.5	76,954	4.5
Mining, Steel, Iron and Non-Precious Metals	4,065	0.2	3,707	0.2
Oil and Gas	9,883	0.6	6,351	0.4
Personal and Non Durable Consumer Products (Mfg. Only)	69,824	4.1	70,192	4.2
Personal, Food and Miscellaneous Services	79,467	4.6	72,517	4.3
Printing and Publishing	10,752	0.6	10,805	0.6
Retail Stores	142,406	8.3	144,336	8.6
Telecommunications	8,246	0.5	8,598	0.5
Textiles and Leather	2,196	0.1	2,247	0.1
Utilities	16,444	1.0	16,300	1.0
Total	$1,723,372	100.0%	$1,685,015	100.0%
Senior Loan Fund LLC:

The Company co-invests with RGA in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of SLF must be approved by the SLF investment committee consisting of two representatives of each of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described in Note 5.

As of December 31, 2017, SLF was capitalized by LLC equity interest subscriptions from its members. On December 14, 2016, the SLF investment committee approved the recapitalization of the commitments of SLF’s members. On December 30, 2016, SLF’s members entered into additional LLC equity interest subscriptions totaling $160,000, SLF issued capital calls totaling $89,930 to the Company and RGA and the subordinated notes previously issued by SLF were redeemed and terminated.

As of December 31, 2017 and September 30, 2017, the Company and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. SLF’s profits and losses are allocated to the Company and RGA in accordance with their respective ownership interests.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”), which as of December 31, 2017 allowed SLF II to borrow up to $200,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

As of December 31, 2017 and September 30, 2017, SLF had the following commitments from its members (in the aggregate):

	As of December 31, 2017		As of September 30, 2017
	Committed	Funded(1)	Committed	Funded(1)
LLC equity commitments	$200,000	$106,580	$200,000	$111,380
Total	$200,000	$106,580	$200,000	$111,380

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

As of December 31, 2017 and September 30, 2017, SLF had total assets at fair value of $285,115 and $306,235, respectively. As of December 31, 2017, SLF had no portfolio company investments on non-accrual status. As of September 30, 2017, SLF had one portfolio company investment on non-accrual status with a fair value of $329. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of December 31, 2017 and September 30, 2017, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $12,722 and $13,318, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2017 and September 30, 2017:

	As of	As of
	December 31,	September 30,
	2017	2017
Senior secured loans (1)	$279,394	$301,583
Weighted average current interest rate on senior secured loans (2)	6.8%	6.4%
Number of borrowers in SLF	45	50
Largest portfolio company investments (1)	$13,785	$13,820
Total of five largest portfolio company investments (1)	$60,822	$61,187

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of December 31, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.4%	$2,089	$2,099
1A Smart Start LLC (4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.2	927	928
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.6	6,561	5,905
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.6	449	404
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.3	3,184	3,184
Arise Virtual Solutions, Inc. (4)	Telecommunications	Senior loan	12/2018	7.7	9,022	9,022
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	6.2	10,073	10,073
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.4	4,678	4,674
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.9	8,568	8,396
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.9	4,317	4,231
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.2	2,435	2,435
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.2	1,224	1,224
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.2	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.2	40	40
Curo Health Services LLC (4)	Healthcare, Education and Childcare	Senior loan	02/2022	5.4	5,835	5,841
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.6	4,401	4,401
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.6	428	428
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.6	266	266
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.2	4,712	4,712
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.4	6,013	6,013
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.4	1,669	1,669
Flexan, LLC (4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.0	281	281
Gamma Technologies, LLC (4)	Electronics	Senior loan	06/2021	6.3	10,238	10,238
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.2	5,030	5,030
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	2,293	2,293
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.6	119	119
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.6	64	64
Joerns Healthcare, LLC (4)	Healthcare, Education and Childcare	Senior loan	05/2020	7.5	8,745	8,147
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	7.0	6,744	6,744
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	7.0	2,221	2,221
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	7.0	972	972
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	7.3	1,972	1,932
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	7.4	623	609
Park Place Technologies LLC (4)	Electronics	Senior loan	06/2022	6.7	5,337	5,337
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.6	5,358	5,358
Payless ShoeSource, Inc.	Retail Stores	Senior loan	08/2022	10.5	768	732
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.6	4,549	4,458
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.9	80	78
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.6	53	52
PowerPlan Holdings, Inc. (4)	Utilities	Senior loan	02/2022	6.8	11,365	11,365
Premise Health Holding Corp. (4)	Healthcare, Education and Childcare	Senior loan	06/2020	6.2	11,742	11,742
Pyramid Healthcare, Inc. (4)	Healthcare, Education and Childcare	Senior loan	08/2019	8.1	9,713	9,713
Pyramid Healthcare, Inc. (4)	Healthcare, Education and Childcare	Senior loan	08/2019	9.8	99	99

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of December 31, 2017- (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)		Principal ($) / Shares(2)	Fair Value(3)
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.6%		$4,981	$4,981
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	12/2023	7.6		8,894	8,805
Radiology Partners, Inc. (4)(5)	Healthcare, Education and Childcare	Senior loan	12/2023	N/A	(6)	—	(3)
Reliant Pro ReHab, LLC (4)	Healthcare, Education and Childcare	Senior loan	12/2018	6.7		3,215	3,215
RSC Acquisition, Inc. (4)	Insurance	Senior loan	11/2022	6.9		3,854	3,835
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.2		15	15
Rubio's Restaurants, Inc. (4)	Beverage, Food and Tobacco	Senior loan	11/2018	6.4		4,980	4,980
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.8		5,658	5,658
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.1		4,770	4,674
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.8		70	69
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.1		70	69
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.1		50	49
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior loan	09/2022	6.0		2,435	2,435
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.3		3,675	3,675
SEI, Inc.	Electronics	Senior loan	07/2021	6.3		13,785	13,785
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.3		11,045	11,045
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.3		5,277	5,253
Severin Acquisition, LLC (4)	Diversified/Conglomerate Service	Senior loan	07/2021	6.4		4,820	4,818
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.6		666	669
Severin Acquisition, LLC (5)	Diversified/Conglomerate Service	Senior loan	07/2021	N/A	(6)	—	(1)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.2		858	815
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.2		68	64
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.2		68	64
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.2		67	64
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.2		67	64
Smashburger Finance LLC (5)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A	(6)	—	(6)
Tate's Bake Shop, Inc. (4)	Beverage, Food and Tobacco	Senior loan	08/2019	7.9		2,918	2,896
Tate's Bake Shop, Inc. (5)	Beverage, Food and Tobacco	Senior loan	08/2019	N/A	(6)	—	(3)
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1		4,542	4,542
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.4		3,549	3,549
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1		668	668
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1		507	507
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1		246	246
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.9		7,374	7,374
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	6.2		11	10
W3 Co.	Oil and Gas	Senior loan	03/2022	7.6		1,263	1,260
WHCG Management, LLC (4)	Healthcare, Education and Childcare	Senior loan	03/2023	6.4		7,960	7,960
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.7		5,652	5,652
Total senior loan investments						$279,394	$277,340

Payless ShoeSource, Inc. (7)(8)	Retail Stores	LLC interest	N/A	N/A		35	$782
W3 Co. (7)(8)	Oil and Gas	LLC units	N/A	N/A		3	1,129
Total equity investments							$1,911

Total investments						$279,394	$279,251

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

(1)	Represents the weighted average annual current interest rate as of December 31, 2017. All interest rates are payable in cash.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(4)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

(6)	The entire commitment was unfunded as of December 31, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Equity investment received as a result of the portfolio company's debt restructuring.

(8)	Non-income producing.

SLF Investment Portfolio as of September 30, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.1%	$2,094	$2,105
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8	928	928
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	6,805	5,784
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	466	396
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.0	3,184	3,184
Arise Virtual Solutions, Inc. (4)	Telecommunications	Senior loan	12/2018	7.3	9,856	9,856
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.8	10,073	10,073
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.1	4,851	4,845
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	8,590	8,418
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	4,328	4,242
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	2,442	2,442
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	1,227	1,227
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	41	41
Curo Health Services LLC (4)	Healthcare, Education and Childcare	Senior loan	02/2022	5.3	5,850	5,867
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5	4,401	4,401
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.6	428	428
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2018	5.5	1,964	1,964
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.8	4,725	4,725
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	6,029	6,029
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	1,686	1,686
Flexan, LLC (4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.8	47	47
Gamma Technologies, LLC (4)	Electronics	Senior loan	06/2021	6.0	10,264	10,264
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	3,064	3,064
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.9	5,044	5,044
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.3	2,293	2,293
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	102	102
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	64	64
Joerns Healthcare, LLC (4)	Healthcare, Education and Childcare	Senior loan	05/2020	7.8	8,745	8,202
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	6,762	6,762

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2017- (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7%	$2,226	$2,226
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	822	822
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	2,164	2,164
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,492	1,492
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.2	1,977	1,977
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.2	596	596
Park Place Technologies LLC (4)	Electronics	Senior loan	06/2022	6.3	5,341	5,287
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.2	5,372	5,372
Payless ShoeSource, Inc.	Retail Stores	Senior loan	08/2022	10.3	768	757
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	4,560	4,469
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.7	83	81
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	53	52
PowerPlan Holdings, Inc. (4)	Utilities	Senior loan	02/2022	6.5	11,365	11,365
Premise Health Holding Corp. (4)	Healthcare, Education and Childcare	Senior loan	06/2020	5.8	11,772	11,772
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7	9,738	9,738
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.9	597	597
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.2	5,217	5,217
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	7,793	7,793
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	595	595
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	505	505
Reliant Pro ReHab, LLC (4)	Healthcare, Education and Childcare	Senior loan	12/2017	6.3	3,240	3,240
RSC Acquisition, Inc. (4)	Insurance	Senior loan	11/2022	6.6	3,864	3,864
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.1	15	15
Rubio's Restaurants, Inc. (4)	Beverage, Food and Tobacco	Senior loan	11/2018	6.1	4,992	4,992
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.6	5,792	5,792
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0	4,782	4,686
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.8	70	69
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0	50	49
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.8	34	33
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior loan	09/2022	5.8	2,521	2,490
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0	3,684	3,684
SEI, Inc.	Electronics	Senior loan	07/2021	6.0	13,820	13,820
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0	11,313	11,313
Severin Acquisition, LLC (4)	Diversified/Conglomerate Service	Senior loan	07/2021	6.1	4,832	4,830
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.0	5,290	5,265
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.2	668	670
Severin Acquisition, LLC (5)	Diversified/Conglomerate Service	Senior loan	07/2021	N/A (6)	—	(1)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	867	754
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	60
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC (5)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (6)	—	(15)
Stomatcare DSO, LLC (7)	Healthcare, Education and Childcare	Senior loan	05/2022	6.2% PIK	625	329
Tate's Bake Shop, Inc. (4)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3	2,926	2,926

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2017- (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.5	4,553	4,553
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	3,567	3,567
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	687	687
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.0	514	514
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	252	252
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6	7,393	7,393
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.8	22	21
W3 Co.	Oil and Gas	Senior loan	03/2022	7.2	1,266	1,269
WHCG Management, LLC (4)	Healthcare, Education and Childcare	Senior loan	03/2023	6.1	7,980	7,980
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,666	5,666
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	10,369	10,369
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	209	209
Total senior loan investments					$301,583	$298,941

Payless ShoeSource, Inc. (8)(9)	Retail Stores	LLC interest	N/A	N/A	35	$843
W3 Co. (8)(9)	Oil and Gas	LLC units	N/A	N/A	3	1,146
Total equity investments						$1,989

Total investments					$301,583	$300,930

(1)	Represents the weighted average annual current interest rate as of September 30, 2017. All interest rates are payable in cash.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(4)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

(6)	The entire commitment was unfunded at September 30, 2017. As such, no interest is being earned on this investment.

(7)	Loan was on non-accrual status as of September 30, 2017, meaning that SLF has ceased recognizing interest income on the loan.

(8)	Equity investment received as a result of the portfolio company's debt restructuring.

(9)	Non-income producing.

As of December 31, 2017, the Company has committed to fund $175,000 of LLC equity interest subscriptions to SLF. As of December 31, 2017 and September 30, 2017, $93,258 and $97,457, respectively, of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three months ended December 31, 2017 and 2016, the Company received $1,965 and $746, respectively, in dividend income from the SLF LLC equity interests.

For the three months ended December 31, 2017 and 2016, the Company earned interest income on the subordinated notes of $0 and $1,639, respectively.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

See below for certain summarized financial information for SLF as of December 31, 2017 and September 30, 2017 and for the three months ended December 31, 2017 and 2016:

	As of	As of
	December 31, 2017	September 30, 2017
Selected Balance Sheet Information:
Investments, at fair value	$279,251	$300,930
Cash and other assets	5,864	5,305
Total assets	$285,115	$306,235
Senior credit facility	$180,150	$197,700
Unamortized debt issuance costs	(345)	(712)
Other liabilities	635	658
Total liabilities	180,440	197,646
Members’ equity	104,675	108,589
Total liabilities and members' equity	$285,115	$306,235

	Three months ended December 31,
	2017	2016
Selected Statement of Operations Information:
Interest income	$4,908	$5,190
Fee income	25	—
Total investment income	4,933	5,190
Interest and other debt financing expense	2,079	3,884
Administrative service fee	113	127
Other expenses	29	33
Total expenses	2,221	4,044
Net investment income	2,712	1,146
Net change in unrealized appreciation (depreciation) on investments	421	(862)
Net increase (decrease) in members' equity	$3,133	$284

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2017 and 2016. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2017 and September 30, 2017, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs.

When determining fair value of Level 3 debt and equity investments, the Company may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA may include pro forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.

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

As of December 31, 2017 and September 30, 2017, there were no secured borrowings outstanding. As of December 31, 2016 all secured borrowings were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

The following tables present fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2017 and September 30, 2017:

As of December 31, 2017	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,582,954	$1,582,954
Equity investments(1)	—	—	48,827	48,827
Money market funds(1)(2)	23,452	—	—	23,452
Investment measured at NAV(3)(4)	—	—	—	91,591
Total assets, at fair value:	$23,452	$—	$1,631,781	$1,746,824

As of September 30, 2017	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,538,606	$1,538,606
Equity investments(1)	—	—	51,394	51,394
Money market funds(1)(2)	13,825	—	—	13,825
Investment measured at NAV(3)(4)	—	—	—	95,015
Total assets, at fair value:	$13,825	$—	$1,590,000	$1,698,840

(1)	Refer to the Consolidated Schedules of Investments for further details.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

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

The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2017 and 2016 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of December 31, 2017 and 2016 was $1,682 and $2,862, respectively.

The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the three months ended December 31, 2017 and 2016:

	For the three months ended December 31, 2017
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings
Fair value, beginning of period	$1,538,606	$51,394	$1,590,000	$—
Net change in unrealized appreciation (depreciation) on investments	2,837	(1,290)	1,547	—
Realized gain (loss) on investments	(3,000)	3,481	481	—
Funding of (proceeds from) revolving loans, net	(3,498)	—	(3,498)	—
Fundings of investments	136,827	1,114	137,941	—
PIK interest	277	—	277	—
Proceeds from principal payments and sales of portfolio investments	(91,804)	(5,872)	(97,676)	—
Accretion of discounts and amortization of premiums	2,709	—	2,709	—
Fair value, end of period	$1,582,954	$48,827	$1,631,781	$—

	For the three months ended December 31, 2016
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings
Fair value, beginning of period	$1,573,953	$59,732	$1,633,685	$475
Net change in unrealized appreciation (depreciation) on investments	815	807	1,622	—
Realized gain (loss) on investments	265	642	907	—
Funding of (proceeds from) revolving loans, net	2,518	—	2,518	—
Fundings of investments	118,638	437	119,075	—
PIK interest	547	—	547	—
Proceeds from principal payments and sales of portfolio investments	(92,576)	(1,373)	(93,949)	—
Non-cash proceeds from subordinated notes in SLF principal payments	(78,689)	—	(78,689)	—
Repayments on secured borrowings	—	—	—	(13)
Accretion of discounts and amortization of premiums	1,807	—	1,807	—
Fair value, end of period	$1,527,278	$60,245	$1,587,523	$462

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2017 and September 30, 2017.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)(2)	$182,496	Market rate approach	Market interest rate	5.5% - 12.8% (6.9%)
		Market comparable companies	EBITDA multiples	5.0x - 15.0x (11.2x)
	10,967	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(3)(4)	$1,374,912	Market rate approach	Market interest rate	5.5% - 17.5% (8.2%)
		Market comparable companies	EBITDA multiples	4.5x - 35.0x (12.7x)
			Revenue multiples	2.0x - 7.5x (4.1x)
	3,259	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(1)	$9,495	Market rate approach	Market interest rate	9.7% - 19.5% (9.8%)
		Market comparable companies	EBITDA multiples	10.5x - 11.5x (10.5x)
Equity(5)	$48,827	Market comparable companies	EBITDA multiples(6)	3.7x - 28.7x (11.9x)
			Revenue multiples(6)	2.0x - 5.0 (2.8x)

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of December 31, 2017 was determined using the market rate approach.

(2)	Excludes $(4) of non-accrual loans at fair value, which the Company valued on a liquidation basis. The negative fair value is the result of the unfunded commitment being valued below par.

(3)	Excludes $1,829 of non-accrual loans at fair value, which the Company valued on a liquidation basis.

(4)	The Company valued $1,223,147 and $151,765 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)	Excludes $91,591 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.

(6)	The Company valued $44,886 and $3,941 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)(2)	$184,529	Market rate approach	Market interest rate	5.6% - 12.5% (6.9%)
		Market comparable companies	EBITDA multiples	5.0x - 17.5x (11.6x)
	10,560	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(3)(4)	$1,327,788	Market rate approach	Market interest rate	2.3% - 39.5% (8.1%)
		Market comparable companies	EBITDA multiples	4.0x - 35.0x (12.5x)
			Revenue multiples	2.0x - 7.5x (3.9x)
	3,281	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(1)	$9,493	Market rate approach	Market interest rate	9.3% - 19.5% (9.4%)
		Market comparable companies	EBITDA multiples	10.5x - 11.0x (10.5x)
Equity(5)	$51,394	Market comparable companies	EBITDA multiples(6)	4.0x - 43.3x (12.5x)
			Revenue multiples(6)	2.0x - 5.8x (3.0x)

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

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity investments are EBITDA multiples, revenue multiples and market interest rates. The Company uses EBITDA multiples and, to a lesser extent, revenue multiples on its debt and equity investments and secured borrowings to determine any credit gains or losses. Increases or decreases in either of these inputs in isolation would result in a significantly lower or higher fair value measurement. The Company uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield is significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan may be lower.

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

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of December 31, 2017 and September 30, 2017. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of December 31, 2017		As of September 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$828,300	$835,661	$781,100	$788,762

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of December 31, 2017, the Company’s asset coverage for borrowed amounts was 269.8% (excluding the SBA debentures).

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

The Class A-Refi 2010 Notes are included in the December 31, 2017 and September 30, 2017, Consolidated Statement of Financial Condition as debt of the Company and the Class B-Refi 2010 Notes were eliminated in consolidation. As of December 31, 2017 and September 30, 2017, the Subordinated 2010 Notes were eliminated in consolidation.

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

As of December 31, 2017 and September 30, 2017, there were 77 and 81 portfolio companies with a total fair value of $337,782 and $345,750, respectively, securing the 2010 Notes. The pool of loans in the 2010 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

The interest charged under the 2010 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of December 31, 2017 based on the last interest rate reset was 1.4%. For the three months ended December 31, 2017 and 2016, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the three months ended December 31,
	2017	2016
Stated interest expense	$1,703	$1,437
Amortization of debt issuance costs	62	64
Total interest and other debt financing expenses	$1,765	$1,501
Cash paid for interest expense	$1,680	$1,358
Annualized average stated interest rate	3.3%	2.8%
Average outstanding balance	$205,000	$207,065

As of December 31, 2017, the amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-Refi 2010 Notes are as follows:

Description	Class A-Refi 2010 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$205,000
Moody’s Rating	"Aaa"
S&P Rating	"AAA"
Interest Rate	LIBOR + 1.90%

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer and are secured by a diversifed portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization consists of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. The Company retained all of the Class C 2014 Notes and LLC equity interests totaling $37,500 and $119,069, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the December 31, 2017 and September 30, 2017 Consolidated Statements of Financial Condition as debt of the Company. As of December 31, 2017 and September 30, 2017, the Class C 2014 Notes and LLC equity interests were eliminated in consolidation.

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

As of December 31, 2017 and September 30, 2017, there were 83 and 85 portfolio companies with a total fair value of $384,290 and $382,957, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of December 31, 2017 based on the last interest rate reset was 1.4%. For the three months ended December 31, 2017 and 2016, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the three months ended December 31,
	2017	2016
Stated interest expense	$2,028	$1,704
Amortization of debt issuance costs	161	161
Total interest and other debt financing expenses	$2,189	$1,865
Cash paid for interest expense	$2,004	$1,627
Annualized average stated interest rate	3.3%	2.7%
Average outstanding balance	$246,000	$246,000

As of December 31, 2017, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1, A-2 and B 2014 Notes are as follows:

Description	Class A-1 2014 Notes	Class A-2 2014 Notes	Class B 2014 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$191,000	$20,000	$35,000
Moody’s Rating	"Aaa"	"Aaa"	"Aa2"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 1.75%	LIBOR + 1.95%	LIBOR + 2.50%

The Investment Adviser serves as collateral manager to the 2010 Issuer and the 2014 Issuer under separate collateral management agreements and receives a fee for providing these services. The total fees payable by the Company under its Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees that are paid to the Investment Adviser by the 2010 Issuer and the 2014 Issuer for rendering such collateral management services are paid to the Investment Adviser by the 2010 Issuer and the 2014 Issuer for rendering such collateral management services.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350,000 and the maximum amount that a single SBIC licensee may issue is $150,000. As of December 31, 2017, SBIC IV, SBIC V and SBIC VI had $125,000, $133,000 and $9,000, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and September 2027, leaving incremental borrowing capacity of $17,000 and $41,000 for SBIC

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

V and SBIC VI, respectively, under present SBIC regulations. As of September 30, 2017, SBIC IV, SBIC V and SBIC VI had $125,000 and $133,000 and $9,000, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and September 2027.

The interest rate on the outstanding debentures as of December 31, 2017 is fixed at an average annualized interest rate of 3.4%. For the three months ended December 31, 2017 and 2016, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended December 31,
	2017	2016
Stated interest expense	$2,276	$2,456
Amortization of debt issuance costs	279	373
Total interest and other debt financing expenses	$2,555	$2,829
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	3.4%	3.5%
Average outstanding balance	$267,000	$279,543

Revolving Credit Facility: On July 21, 2011, Funding entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent and lender, which as of December 31, 2017, allowed Funding to borrow up to $170,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Through a series of amendments during the three months ended December 31, 2017, most recently on December 14, 2017, the Company and Funding amended the Credit Facility to, among other things, decrease the size of the Credit Facility from $225,000 to $170,000 and decrease the interest the Credit Facility bears from one-month LIBOR plus 2.25% to one-month LIBOR plus 2.15%. The reinvestment period expires on September 27, 2018 and the stated maturity date is September 28, 2022. In addition to the stated interest rate on the Credit Facility, the Company is required to pay a non-usage fee at a rate between 0.50% and 2.00% per annum depending on the size of the unused portion of the Credit Facility.

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

As of December 31, 2017 and September 30, 2017, the Company had outstanding debt under the Credit Facility of $110,300 and $63,100, respectively. For the three months ended December 31, 2017 and 2016, the Company had borrowings on the Credit Facility of $98,600 and $130,250 and repayments on the Credit Facility of $51,400 and $101,450, respectively.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

For the three months ended December 31, 2017 and 2016, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended December 31,
	2017	2016
Stated interest expense	$567	$1,089
Facility fees	346	68
Amortization of debt issuance costs	292	251
Total interest and other debt financing expenses	$1,205	$1,408
Cash paid for interest expense and facility fees	$903	$1,060
Annualized average stated interest rate	3.0%	2.9%
Average outstanding balance	$73,710	$149,272

Revolver:  On June 22, 2016, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $20,000 and expiration date of June 22, 2019. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 1.5% as of December 31, 2017. As of December 31, 2017 and September 30, 2017, the Company had no outstanding debt under the Adviser Revolver. For the three months ended December 31, 2017 and 2016, the Company had no borrowings and repayments, did not incur any interest expense and no cash was paid for interest on the Adviser Revolver.

The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility and Adviser Revolver) for the three months ended December 31, 2017 and 2016 was $791,710 and $881,880, respectively.

For the three months ended December 31, 2017 and 2016, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.9% and 3.4%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2017 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2010 Debt Securitization	$205,000	$—	$—	$—	$205,000
2014 Debt Securitization	246,000	—	—	—	246,000
SBA debentures	267,000	—	—	103,500	163,500
Credit Facility	110,300	—	—	110,300	—
Adviser Revolver	—	—	—	—	—
Total borrowings	$828,300	$—	$—	$213,800	$614,500
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

As of December 31, 2017 and September 30, 2017, there were no secured borrowings outstanding.

Past secured borrowings were the result of the Company’s completion of partial loan sales of one stop loans associated with a portfolio company that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and the partial loan sales were treated as secured borrowings.

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

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $62,752 and $60,497 under various undrawn revolvers and other credit facilities as of December 31, 2017 and September 30, 2017, respectively. As described in Note 4, the Company had commitments of up to $81,742 and $77,543 to SLF as of December 31, 2017 and September 30, 2017, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of December 31, 2017 and September 30, 2017. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

Note 8. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2017	2016
Net asset value at beginning of period	$16.08	$15.96
Net increase in net assets as a result of issuance of shares (2)	—	0.01
Distributions declared:
From net investment income	(0.35)	(0.55)
From capital gains	(0.05)	(0.02)
Net investment income(3)	0.31	0.31
Net realized gain (loss) on investments	0.01	0.01
Net change in unrealized appreciation (depreciation) on investments	0.04	0.02
Net asset value at end of period	$16.04	$15.74
Per share market value at end of period	$18.20	$18.39
Total return based on market value(4)	(1.09)%	2.24%
Number of common shares outstanding	59,741,248	55,237,037

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2017	2016
Ratio of net investment income to average net assets*	7.65%	7.65%
Ratio of total expenses to average net assets (5)*	6.53%	6.92%
Ratio of incentive fees to average net assets	0.30%	0.24%
Ratio of expenses (without incentive fees) to average net assets*	6.23%	6.68%
Total return based on average net asset value (6)*	8.81%	8.57%
Net assets at end of period	$958,302	$869,570
Average debt outstanding	$791,710	$881,880
Average debt outstanding per share	$13.25	$15.97
Asset coverage ratio(7)	269.78%	242.62%
Portfolio turnover*	23.61%	22.06%
Asset coverage ratio per unit(8)	$2,698	$2,426
Average market value per unit:(9)
2010 Debt Securitization	N/A	N/A
2014 Debt Securitization	N/A	N/A
SBA Debentures	N/A	N/A
Credit Facility	N/A	N/A
Revolver	N/A	N/A
Adviser Revolver	N/A	N/A

* Annualized for a period less than one year.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	Net increase in net assets as a result of issuance of shares related to shares issued through the DRIP.

(3)	Net investment income per share for the three months ended December 31, 2017 and 2016 is shown after a net expense of $0 and $10, respectively, for U.S. federal excise tax.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

(4)	Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(5)	Expenses, other than incentive fees, are annualized for a period less than one year.

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

(9)	Not applicable because such senior securities are not registered for public trading.

Note 9. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2017 and 2016:

	Three months ended December 31,
	2017	2016
Earnings available to stockholders	$21,315	$18,984
Basic and diluted weighted average shares outstanding	59,584,421	55,064,870
Basic and diluted earnings per share	$0.36	$0.34

Note 10. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended December 31, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Three months ended December 31, 2016
11/14/2016	12/12/2016	12/29/2016	$0.57	(1)	$28,239	177,970	$3,145
Three months ended December 31, 2017
11/17/2017	12/12/2017	12/28/2017	$0.40	(2)	$20,959	163,955	$2,872

(1)	Includes a special distribution of $0.25 per share.

(2)	Includes a special distribution of $0.08 per share.

Note 11. Subsequent Events

On February 6, 2018, the Board declared a quarterly distribution of $0.32 per share payable on March 30, 2018 to holders of record as of March 8, 2018.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this quarterly report on Form 10-Q and as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2017.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $20.0 billion in capital under management as of December 31, 2017, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of December 31, 2017 and September 30, 2017, our portfolio at fair value was comprised of the following:

	As of December 31, 2017		As of September 30, 2017
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$193,459	11.2%	$195,029	11.6%
One stop	1,380,000	80.1	1,334,084	79.2
Second lien	9,435	0.6	9,434	0.6
Subordinated debt	60	0.0 *	59	0.0 *
LLC equity interests in SLF (1)	91,591	5.3	95,015	5.6
Equity	48,827	2.8	51,394	3.0
Total	$1,723,372	100.0%	$1,685,015	100.0%

*	Represents an amount less than 0.1%.

(1)	Proceeds from the LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of

December 31, 2017 and September 30, 2017, one stop loans included $151.8 million and $138.6 million, respectively, of late stage lending loans at fair value.
As of December 31, 2017 and September 30, 2017, we had debt and equity investments in 190 and 185 portfolio companies, respectively, and an investment in Senior Loan Fund LLC, or SLF.

The weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, for the three months ended ended December 31, 2017 and 2016 was as follows:

	For the three months ended December 31,
	2017	2016
Weighted average annualized income yield (1)(2)	7.9%	7.7%
Weighted average annualized investment income yield (1)(3)	8.5%	8.1%

(1)
For the three months ended December 31, 2017, weighted average annualized income yield and weighted average annualized investment income yield do not reflect interest income from subordinated notes in SLF, which were redeemed on December 30, 2016.

(2)
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

The total return, based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with the dividend reinvestment plan, or DRIP, for the three months ended December 31, 2017 and 2016, was (1.1)% and 2.2%, respectively. The total return does not include sales load.

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

Significant U.S. federal tax reform legislation was recently enacted that, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. Although we do not expect any material, negative impact on us and our portfolio companies as a result of this legislation, we are continuing to evaluate.

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

Collateral management fees are paid directly by the 2010 Issuer and the 2014 Issuer to GC Advisors and offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2010 Issuer and 2014 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring and subsequent amendments of a $350.0 million term debt securitization, or the 2010 Debt Securitization and the initial structuring of a $402.6 million term debt securitization, or the 2014 Debt Securitization and, together with the 2010 Debt Securitization, the Debt Securitizations. The 2010 Issuer and 2014 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2010 Debt Securitization and the 2014 Debt Securitization, as applicable.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

On February 6, 2018, our board of directors declared a quarterly distribution of $0.32 per share payable on March 30, 2018 to holders of record as of March 8, 2018.

Consolidated Results of Operations

Consolidated operating results for the three months ended December 31, 2017 and 2016 are as follows:

	For the three months ended December 31,		Variances
	2017	2016	2017 vs. 2016
	(In thousands)
Interest income	$30,645	$29,251	$1,394
Income from accretion of discounts and origination fees	2,709	1,807	902
Interest and dividend income from investments in SLF (1)	1,965	2,385	(420)
Dividend income	597	152	445
Fee income	534	254	280
Total investment income	36,450	33,849	2,601
Total expenses	17,939	16,886	1,053
Net investment income - before excise tax	18,511	16,963	1,548
Excise tax	—	10	(10)
Net investment income - after excise tax	18,511	16,953	1,558
Net realized gain (loss) on investments	481	907	(426)
Net change in unrealized appreciation (depreciation) on investments, and secured borrowings	2,323	1,124	1,199
Net increase in net assets resulting from operations	$21,315	$18,984	$2,331
Average earning debt investments, at fair value (2)	$1,572,419	$1,530,256	$42,163
Average investments in subordinated notes of SLF, at fair value	—	76,439	(76,439)
Average earning portfolio company investments, at fair value (2)	$1,572,419	$1,606,695	$(34,276)

(1)
The investments in SLF include our investments in LLC equity interests in SLF for the three months ended December 31, 2017. For the three months ended December 31, 2016, the investments in SLF include our investments in both subordinated notes (prior to their redemption by SLF on December 30, 2016) and LLC equity interests in SLF.

(2)	Does not include our investment in LLC equity interests in SLF.

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income increased from the three months ended December 31, 2016 to the three months ended December 31, 2017 by $2.6 million primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our investment portfolio, excluding our investment in the subordinated notes of SLF, of $42.2 million and increased prepayment fee income and accretion of discounts resulting from increased debt investment payoffs. These increases were partially offset by a decline in income from our investments in SLF, which was attributable to a decline in the credit performance of SLF's portfolio.

The annualized income yield by debt security type for the three months ended December 31, 2017 and 2016 was as follows:

	For the three months ended December 31,
	2017	2016
Senior secured	6.6%	6.3%
One stop	8.0%	7.8%
Second lien	9.5%	10.7%
Subordinated debt	19.8%	6.7%
Subordinated notes in SLF(1)	N/A	8.5%

(1)	SLF’s proceeds from the subordinated notes were utilized by SLF to invest in senior secured loans. SLF redeemed the outstanding balance on the subordinated notes on December 30, 2016.
Annualized income yields on one stop and senior secured loans increased for the three months ended December 31, 2017 due to the rise in London Interbank Offered Rate, or LIBOR. As of December 31, 2017, we have one second lien investment and one subordinated debt investment as shown in the consolidated schedule of investments. Due to the limited number of second lien and subordinated debt investments, quarterly income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment. The decrease in the annualized income yield on second lien investments for the three months ended December 31, 2017 was driven by the payoff on higher yielding second lien investments. The increase in the annualized income yield on subordinated debt investments for the three months ended December 31, 2017 was driven by the payoff of a lower yielding subordinated debt investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2017 and 2016:

	For the three months ended December 31,		Variances
	2017	2016	2017 vs. 2016
	(In thousands)
Interest and other debt financing expenses	$6,920	$6,757	$163
Amortization of debt issuance costs	794	849	(55)
Base management fee	5,930	5,837	93
Income incentive fee	2,158	1,611	547
Capital gain incentive fee	713	480	233
Professional fees	688	580	108
Administrative service fee	618	601	17
General and administrative expenses	118	171	(53)
Total expenses	$17,939	$16,886	$1,053
Average debt outstanding(1)	$791,710	$881,880	$(90,170)

(1)
For the three months ended December 31, 2017 there were no secured borrowings outstanding. For the three months ended December 31, 2016, we have excluded $0.5 million, respectively, of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meet the definition of a “participating interest”, as defined in the guidance to Accounting Standards Codification, or ASC, Topic 860 — Transfers and Servicing, or ASC Topic 860.

Interest Expense

Interest and other debt financing expenses increased by $0.2 million from the three months ended December 31, 2016 to the three months ended December 31, 2017 primarily due to the increase in LIBOR which was partially offset by a decrease in the weighted average of outstanding borrowings from $881.9 million for the three months ended December 31, 2016 to $791.7 million for the three months ended December 31, 2017. The decrease in our debt was primarily driven by a decrease in the outstanding balance on our Credit Facility of $16.4 million. Additionally, the decrease in our debt was driven by a decrease in our use of debt under our United States Small Business Administration, or SBA, debentures through our small business investment companies, or SBICs, which had outstanding balances of $267.0 million as of December 31, 2017 and $277.0 million as of December 31, 2016. The effective annualized average interest rate on our outstanding debt increased to 3.9% for the three months ended December 31, 2017 from 3.4% for the three months ended December 30, 2016 primarily due to the increase in LIBOR.

Management Fee

The base management fee remained stable from the three months ended December 31, 2016 to the three months ended December 31, 2017.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $0.5 million from the three months ended December 31, 2016 to the three months ended December 31, 2017 primarily as a result of the increase in net investment income. This resulted in an increase in the rate of return on the value of our net assets for the three months ended December 31, 2017. For the three months ended December 31, 2017, while still not fully through the catch-up provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income (as defined below) increased to 10.1% compared to 8.5% for the three months ended December 31, 2016.

The Capital Gain Incentive Fee equals (a) 20.0% of our Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. Our “Capital Gain Incentive Fee Base” equals (1) the sum of (i) realized capital gains, if any, on a cumulative positive basis from the date the we elected to become a BDC through the end of each calendar year, (ii) all realized capital losses on a cumulative basis and (iii) all unrealized capital depreciation on a cumulative basis less (2) all unamortized deferred financing costs, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.  In addition, in accordance with generally accepted accounting principles in the United States of America, or GAAP, we are required to also include the aggregate unrealized capital appreciation on investments in the calculation and accrue the capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement.

The accrual for capital gain incentive fee was $0.7 million, or $0.01 per share, and $0.5 million, or $0.01 per share, for the three months ended December 31, 2017 and 2016, respectively. The increase in the accrual for capital gain incentive fee for the three months ended December 31, 2017 from the three months ended December 31, 2016 was primarily the result of increased unrealized appreciation on portfolio company investments. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

The cumulative capital gain incentive fee accrued in accordance with GAAP as of December 31, 2017 and 2016 was $7.6 million and $4.6 million, respectively, of which $1.2 million and $0, respectively, were payable as a Capital Gain Incentive Fee pursuant to the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased from the three months ended December 31, 2016 to the three months ended December 31, 2017 by $0.1 million. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three months ended December 31, 2017 and 2016 were $0.8 million and $0.6 million, respectively.

As of December 31, 2017 and September 30, 2017, included in accounts payable and accrued expenses were $0.5 million and $0.8 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2017 and 2016, we incurred a net expense of $0 and $10,000, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended December 31,		Variances
	2017	2016	2017 vs. 2016
	(In thousands)
Net realized gain (loss) on investments	$481	$907	$(426)
Net realized gain (loss)	481	907	(426)
Unrealized appreciation on investments	10,461	9,236	1,225
Unrealized (depreciation) on investments	(8,914)	(7,614)	(1,300)
Unrealized appreciation on investments in SLF(1)	776	—	776
Unrealized (depreciation) on investments in SLF(2)	—	(498)	498
Net change in unrealized appreciation (depreciation) on investments, investments in SLF	$2,323	$1,124	$1,199

(1)	Unrealized appreciation on investments in SLF includes our investment in LLC equity interests in SLF.

(2)	Unrealized (depreciation) on investments in SLF includes our investment in LLC interests in SLF.
For the three months ended December 31, 2017, we had a net realized gain of $0.5 million primarily due to the sale of six equity investments above their fair value, which was partially offset by the write off of one non-accrual portfolio company investment.

For the three months ended December 31, 2017, we had $10.5 million in unrealized appreciation on 105 portfolio company investments, which was partially offset by $8.9 million in unrealized depreciation on 147 portfolio company investments. Unrealized appreciation during the three months ended December 31, 2017 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during the three months ended December 31, 2017.

For the three months ended December 31, 2017, we had $0.8 million in unrealized appreciation on our investment in SLF LLC equity interests, which was primarily driven by increased net investment income at SLF.

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

Liquidity and Capital Resources

For the three months ended December 31, 2017, we experienced a net increase in cash, cash equivalents and restricted cash and cash equivalents of $14.6 million. During the period, cash used in operating activities was $11.6 million, primarily as a result of fundings of portfolio investments of $137.9 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $101.9 million and net investment income of $18.5 million. Lastly, cash provided by financing activities was $26.2 million, primarily driven by borrowings on debt of $98.6 million that were partially offset by repayments of debt of $51.4 million and distributions paid of $21.0 million.

For the three months ended December 31, 2016, we experienced a net decrease in cash, cash equivalents and restricted cash and cash equivalents of $17.8 million. During the period, cash used in operating activities was $13.9 million, primarily as a result of fundings of portfolio investments of $122.7 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $93.9 million. Lastly, cash used in financing activities was $3.9 million, primarily driven by repayments of debt of $111.5 million and distributions paid of $28.2 million that were partially offset by borrowings on debt of $136.3 million.

As of December 31, 2017 and September 30, 2017, we had cash and cash equivalents of $5.8 million and $4.0 million, respectively. In addition, we had restricted cash and cash equivalents of $71.4 million and $58.6 million as of December 31, 2017 and September 30, 2017, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of December 31, 2017, $46.7 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitizations, which are described in further detail in Note 6 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitizations. As of December 31, 2017, $13.7 million of our restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. As of December 31, 2017, $11.0 million of our restricted cash and cash equivalents could be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs, which are described in further detail in Note 6 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of December 31, 2017, the Credit Facility allowed Funding to borrow up to $170.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2017 and September 30, 2017, we had $110.3 million and $63.1 million outstanding under the Credit Facility, respectively. As of December 31, 2017 and September 30, 2017, subject to leverage and borrowing base restrictions, we had approximately $59.7 million and $161.9 million, respectively, of remaining commitments and $59.7 million and $95.0 million, respectively, of availability on the Credit Facility.

On June 22, 2016, we entered into an unsecured revolving credit facility with GC Advisors, or the Adviser Revolver, which permits us to borrow up to $20.0 million at any one time outstanding. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within the same quarter in which they are drawn. As of December 31, 2017 and September 30, 2017, we had no amounts outstanding on the Adviser Revolver.

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

As of December 31, 2017 and September 30, 2017, the 2010 Notes consisted of $205.0 million of Class A-Refi 2010 Notes, which bear interest at a rate of three-month LIBOR plus 1.90%, $10.0 million of Class B-Refi 2010 Notes, which bear interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest. The Class A-Refi 2010 Notes are included in the December 31, 2017 and September 30, 2017 Consolidated Statements of Financial Condition as our debt and the Class B-Refi 2010 Notes and Subordinated 2010 Notes were eliminated in consolidation. As of December 31, 2017 and September 30, 2017, we had outstanding debt under the 2010 Debt Securitization of $205.0 million.

On June 5, 2014, we completed the 2014 Debt Securitization in which the 2014 Issuer issued an aggregate of $402.6 million of notes, or the 2014 Notes, including $191.0 million of Class A-1 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.95%, $35.0 million of Class B 2014 Notes, which bear interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bear interest at a rate of three-month LIBOR plus 3.50%, and $119.1 million of LLC equity interests in the 2014 Issuer that do not bear interest. We retained all of the Class C 2014 Notes and LLC equity interests in the 2014 Issuer totaling $37.5 million and $119.1 million, respectively. The Class A-1, Class A-2 and Class B 2014 Notes are included in the December 31, 2017 and September 30, 2017 Consolidated Statements of Financial Condition as our debt and the Class C 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of December 31, 2017 and September 30, 2017, we had outstanding debt under the 2014 Debt Securitization of $246.0 million.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350.0 million and the maximum amount that a single SBIC licensee may issue is $150.0 million. As of December 31, 2017, GC SBIC IV, L.P., or SBIC IV, GC SBIC V, L.P., or SBIC V, and GC SBIC VI, L.P., or SBIC VI, had $125.0 million, $133.0 million, and $9.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and September 2027 leaving incremental borrowing capacity of $17.0 million and $41.0 million for SBIC V and SBIC VI, respectively, under present SBIC regulations. As of September 30, 2017, SBIC IV, SBIC V and SBIC VI had $125.0 million, $133.0 million and $9.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and September 2027.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of December 31, 2017, our asset coverage for borrowed amounts was 269.8% (excluding the SBA debentures).

As of December 31, 2017 and September 30, 2017, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $62.8 million and $60.5 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. As of December 31, 2017, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility and Adviser Revolver and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future securities offerings and through our DRIP as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition, we may, from time to time, amend or refinance our leverage facilities and borrowings, including refinancing the 2010 Notes and the 2014 Notes, in order to, among other things, modify covenants or the interest rates payable and extend the reinvestment period or maturity date. In addition to capital not being available, it also may not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing capital generated from repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.

Portfolio Composition, Investment Activity and Yield

As of December 31, 2017 and September 30, 2017, we had investments in 190 and 185 portfolio companies, respectively, with a total fair value of $1,631.8 million and $1,590.0 million, respectively, and had investments in SLF with a total fair value of $91.6 million and $95.0 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2017 and 2016:

	For the three months ended December 31,
	2017		2016
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$38,498	27.1%	$27,486	22.4%
One stop	102,634	72.1	85,668	69.8
Subordinated debt	—	—	12	0.0 *
Subordinated notes in SLF(1)	—	—	5,457	4.4
LLC equity interests in SLF(1)	—	—	3,661	3.0
Equity	1,114	0.8	437	0.4
Total new investment commitments	$142,246	100.0%	$122,721	100.0%

* Represents an amount less than 0.1%.

(1)
SLF’s proceeds from the subordinated notes and LLC equity interests were utilized by SLF to invest in senior secured loans. As of December 31, 2017, SLF had investments in senior secured loans to 45 different borrowers.

For the three months ended December 31, 2017, we had approximately $96.3 million in proceeds from principal payments and return of capital distributions of portfolio companies. For the three months ended December 31, 2016 we had approximately $56.8 million in proceeds from principal payments and return of capital distributions of portfolio companies, excluding $78.7 million of proceeds from the repayment in full and termination of our investment in subordinated notes of SLF. For the three months ended December 31, 2017 and 2016, we had sales of investments in 6 and 11 portfolio companies, respectively, aggregating approximately $5.6 million and $37.1 million, respectively, in net proceeds.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2017 (1)				As of September 30, 2017 (1)
	Principal	Amortized Cost	Fair Value		Principal	Amortized Cost	Fair Value
	(In thousands)
Senior secured:
Performing	$194,703	$192,755	$193,463		$196,296	$194,357	$195,089
Non-accrual (2)	1,438	1,433	(4)	(3)	1,438	1,433	(60)	(3)
One stop:
Performing	1,387,162	1,369,610	1,378,171		1,339,755	1,322,220	1,331,069
Non-accrual (2)	4,558	4,503	1,829		8,870	8,788	3,015
Second lien:
Performing	9,435	9,314	9,435		9,434	9,306	9,434
Non-accrual (2)	—	—	—		—	—	—
Subordinated debt:
Performing	60	60	60		59	59	59
Non-accrual (2)	—	—	—		—	—	—
LLC equity interests in SLF (4)	N/A	93,257	91,591		N/A	97,457	95,015
Equity	N/A	36,341	48,827		N/A	37,619	51,394
Total	$1,597,356	$1,707,273	$1,723,372		$1,555,852	$1,671,239	$1,685,015

(1)	19 and 19 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of December 31, 2017 and September 30, 2017, respectively.

(2)
We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”

(3)	The negative fair value is the result of the unfunded commitment being valued below par.

(4)	Proceeds from the LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.
As of December 31, 2017 and September 30, 2017, the fair value of our debt investments as a percentage of the outstanding principal value was 99.1% and 98.9%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2017 and 2016:

	For the three months ended December 31,
	2017	2016
Weighted average rate of new investment fundings(1)	7.5%	6.9%
Weighted average spread over LIBOR of new floating rate investment fundings(1)	6.0%	5.9%
Weighted average fees of new investment fundings	1.4%	1.6%
Weighted average rate of sales and payoffs of portfolio investments(1)(2)	7.6%	6.9%
Weighted average annualized income yield (3)(4)	7.9%	7.7%

(1)	Excludes our subordinated note investments in SLF.

(2)	Excludes exits on investments on non-accrual status.

(3)
Represents income from interest, including subordinated notes in SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments, and does not represent a return to any investor in us.

(4)	For the three months ended December 31, 2016, weighted average annualized income yield does not reflect interest income from subordinated notes in SLF, which were redeemed on December 30, 2016.
As of December 31, 2017, 99.6% and 99.6% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2017, 99.6% and 99.6% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2017 and September 30, 2017, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding SLF) was $26.3 million and $25.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2017 and September 30, 2017:

	December 31, 2017		September 30, 2017
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$137,146	8.0%	$91,525	5.5%
4	1,411,330	81.9	1,378,316	81.8
3	170,010	9.9	212,629	12.6
2	3,720	0.2	249	0.0*
1	1,166	0.0*	2,296	0.1
Total	$1,723,372	100.0%	$1,685,015	100.0%

*	Represents an amount less than 0.1%.

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

As of December 31, 2017, SLF is capitalized by LLC equity interest subscriptions from its members. On December 14, 2016, the SLF investment committee approved the recapitalization of the commitments of SLF’s members. On December 30, 2016, SLF’s members entered into additional LLC equity interest subscriptions totaling $160.0 million, SLF issued capital calls totaling $89.9 million to us and RGA and the subordinated notes previously issued by SLF were redeemed and terminated. As of December 31, 2017 and September 30, 2017, we and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests. SLF’s profits and losses are allocated to us and RGA in accordance with our respective ownership interests.

As of December 31, 2017 and September 30, 2017, SLF had the following commitments from its members (in the aggregate):

	As of December 31, 2017		As of September 30, 2017
	Committed	Funded(1)	Committed	Funded(1)
	(In Thousands)
LLC equity commitments (3)	$200,000	$106,580	$200,000	$111,380
Total	$200,000	$106,580	$200,000	$111,380

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of December 31, 2017, the senior secured revolving credit facility, or, as amended, the SLF Credit Facility, that Senior Loan Fund II LLC, a wholly-owned subsidiary of SLF, or SLF II, entered into with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, allows SLF II to borrow up to $200.0 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ends August 29, 2018, and the stated maturity date is August 30, 2020. As of December 31, 2017 and September 30, 2017, SLF II had outstanding debt under the SLF Credit Facility of $180.2 million and $197.7 million, respectively. Through the reinvestment period, the SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.15%, depending on the composition of the collateral asset portfolio, per annum.

As of December 31, 2017 and September 30, 2017, SLF had total assets at fair value of $285.1 million and $306.2 million, respectively. As of December 31, 2017, SLF did not have any portfolio companies on non-accrual status. As of September 30, 2017, SLF had one portfolio company investment on non-accrual status with a fair value of $0.3 million. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of

December 31, 2017 and September 30, 2017, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $12.2 million and $13.3 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2017 and September 30, 2017:

	As of December 31, 2017	As of September 30, 2017
	(Dollars in thousands)
Senior secured loans (1)	$279,394	$301,583
Weighted average current interest rate on senior secured loans (2)	6.8%	6.4%
Number of borrowers in SLF	45	50
Largest portfolio company investment(1)	$13,785	$13,820
Total of five largest portfolio company investments(1)	$60,822	$61,187

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Investment Portfolio as of December 31, 2017
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.4%	$2,089	$2,099
1A Smart Start LLC (4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.2	927	928
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.6	6,561	5,905
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.6	449	404
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.3	3,184	3,184
Arise Virtual Solutions, Inc. (4)	Telecommunications	Senior loan	12/2018	7.7	9,022	9,022
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	6.2	10,073	10,073
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.4	4,678	4,674
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.9	8,568	8,396
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.9	4,317	4,231
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.2	2,435	2,435
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.2	1,224	1,224
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.2	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.2	40	40
Curo Health Services LLC (4)	Healthcare, Education and Childcare	Senior loan	02/2022	5.4	5,835	5,841
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.6	4,401	4,401
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.6	428	428
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.6	266	266
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.2	4,712	4,712
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.4	6,013	6,013
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.4	1,669	1,669
Flexan, LLC (4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.0	281	281
Gamma Technologies, LLC (4)	Electronics	Senior loan	06/2021	6.3	10,238	10,238
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.2	5,030	5,030
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	2,293	2,293
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.6	119	119
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.6	64	64
Joerns Healthcare, LLC (4)	Healthcare, Education and Childcare	Senior loan	05/2020	7.5	8,745	8,147
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	7.0	6,744	6,744
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	7.0	2,221	2,221
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	7.0	972	972
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	7.3	1,972	1,932
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	7.4	623	609
Park Place Technologies LLC (4)	Electronics	Senior loan	06/2022	6.7	5,337	5,337
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.6	5,358	5,358
Payless ShoeSource, Inc.	Retail Stores	Senior loan	08/2022	10.5	768	732
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.6	4,549	4,458
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.9	80	78
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.6	53	52
PowerPlan Holdings, Inc. (4)	Utilities	Senior loan	02/2022	6.8	11,365	11,365
Premise Health Holding Corp. (4)	Healthcare, Education and Childcare	Senior loan	06/2020	6.2	11,742	11,742
Pyramid Healthcare, Inc. (4)	Healthcare, Education and Childcare	Senior loan	08/2019	8.1	9,713	9,713
Pyramid Healthcare, Inc. (4)	Healthcare, Education and Childcare	Senior loan	08/2019	9.8	99	99
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.6	4,981	4,981

SLF Investment Portfolio as of December 31, 2017 - (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)		Principal ($) / Shares(2)	Fair Value(3)
						(In thousands)
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	12/2023	7.6%		$8,894	$8,805
Radiology Partners, Inc. (4)(5)	Healthcare, Education and Childcare	Senior loan	12/2023	N/A	(6)	—	(3)
Reliant Pro ReHab, LLC (4)	Healthcare, Education and Childcare	Senior loan	12/2018	6.7		3,215	3,215
RSC Acquisition, Inc. (4)	Insurance	Senior loan	11/2022	6.9		3,854	3,835
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.2		15	15
Rubio's Restaurants, Inc. (4)	Beverage, Food and Tobacco	Senior loan	11/2018	6.4		4,980	4,980
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.8		5,658	5,658
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.1		4,770	4,674
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.8		70	69
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.1		70	69
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.1		50	49
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior loan	09/2022	6.0		2,435	2,435
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.3		3,675	3,675
SEI, Inc.	Electronics	Senior loan	07/2021	6.3		13,785	13,785
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.3		11,045	11,045
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.3		5,277	5,253
Severin Acquisition, LLC (4)	Diversified/Conglomerate Service	Senior loan	07/2021	6.4		4,820	4,818
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.6		666	669
Severin Acquisition, LLC (5)	Diversified/Conglomerate Service	Senior loan	07/2021	N/A	(6)	—	(1)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.2		858	815
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.2		68	64
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.2		68	64
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.2		67	64
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	7.2		67	64
Smashburger Finance LLC (5)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A	(6)	—	(6)
Tate's Bake Shop, Inc. (4)	Beverage, Food and Tobacco	Senior loan	08/2019	7.9		2,918	2,896
Tate's Bake Shop, Inc. (5)	Beverage, Food and Tobacco	Senior loan	08/2019	N/A	(6)	—	(3)
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1		4,542	4,542
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.4		3,549	3,549
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1		668	668
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1		507	507
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1		246	246
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.9		7,374	7,374
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	6.2		11	10
W3 Co.	Oil and Gas	Senior loan	03/2022	7.6		1,263	1,260
WHCG Management, LLC (4)	Healthcare, Education and Childcare	Senior loan	03/2023	6.4		7,960	7,960
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.7		5,652	5,652
Total senior loan investments						$279,394	$277,340

Payless ShoeSource, Inc. (7)(8)	Retail Stores	LLC interest	N/A	N/A		35	$782
W3 Co. (7)(8)	Oil and Gas	LLC units	N/A	N/A		3	1,129
Total equity investments							$1,911

Total investments						$279,394	$279,251

(1)	Represents the weighted average annual current interest rate as of December 31, 2017.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)
Represents the fair value in accordance with ASC Topic 820 - Fair Value Measurement, or ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.

(4)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

(6)	The entire commitment was unfunded as of December 31, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Equity investment received as a result of the portfolio company's debt restructuring.

(8)	Non-income producing securities.

SLF Investment Portfolio as of September 30, 2017
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.1%	$2,094	$2,105
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8	928	928
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	6,805	5,784
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	466	396
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.0	3,184	3,184
Arise Virtual Solutions, Inc. (4)	Telecommunications	Senior loan	12/2018	7.3	9,856	9,856
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.8	10,073	10,073
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.1	4,851	4,845
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	8,590	8,418
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	4,328	4,242
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	2,442	2,442
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	1,227	1,227
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	41	41
Curo Health Services LLC (4)	Healthcare, Education and Childcare	Senior loan	02/2022	5.3	5,850	5,867
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5	4,401	4,401
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.6	428	428
EAG, INC. (Evans Analytical Group)	Diversified/Conglomerate Service	Senior loan	07/2018	5.5	1,964	1,964
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.8	4,725	4,725
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	6,029	6,029
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	1,686	1,686
Flexan, LLC (4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.8	47	47
Gamma Technologies, LLC (4)	Electronics	Senior loan	06/2021	6.0	10,264	10,264
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	3,064	3,064
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.9	5,044	5,044
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.3	2,293	2,293
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	102	102
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	64	64
Joerns Healthcare, LLC (4)	Healthcare, Education and Childcare	Senior loan	05/2020	7.8	8,745	8,202
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	6,762	6,762
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	2,226	2,226
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	822	822
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	2,164	2,164
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,492	1,492
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.2	1,977	1,977
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.2	596	596
Park Place Technologies LLC (4)	Electronics	Senior loan	06/2022	6.3	5,341	5,287
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.2	5,372	5,372
Payless ShoeSource, Inc.	Retail Stores	Senior loan	08/2022	10.3	768	757
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	4,560	4,469
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.7	83	81
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	53	52
PowerPlan Holdings, Inc. (4)	Utilities	Senior loan	02/2022	6.5	11,365	11,365
Premise Health Holding Corp. (4)	Healthcare, Education and Childcare	Senior loan	06/2020	5.8	11,772	11,772
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7	9,738	9,738

SLF Investment Portfolio as of September 30, 2017 - (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.9%	$597	$597
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.2	5,217	5,217
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	7,793	7,793
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	595	595
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	505	505
Reliant Pro ReHab, LLC (4)	Healthcare, Education and Childcare	Senior loan	12/2017	6.3	3,240	3,240
RSC Acquisition, Inc. (4)	Insurance	Senior loan	11/2022	6.6	3,864	3,864
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.1	15	15
Rubio's Restaurants, Inc. (4)	Beverage, Food and Tobacco	Senior loan	11/2018	6.1	4,992	4,992
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.6	5,792	5,792
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0	4,782	4,686
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.8	70	69
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0	50	49
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.8	34	33
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior loan	09/2022	5.8	2,521	2,490
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0	3,684	3,684
SEI, Inc.	Electronics	Senior loan	07/2021	6.0	13,820	13,820
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0	11,313	11,313
Severin Acquisition, LLC (4)	Diversified/Conglomerate Service	Senior loan	07/2021	6.1	4,832	4,830
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.0	5,290	5,265
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.2	668	670
Severin Acquisition, LLC (5)	Diversified/Conglomerate Service	Senior loan	07/2021	N/A (6)	—	(1)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	867	754
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	60
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC (5)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (6)	—	(15)
Stomatcare DSO, LLC (7)	Healthcare, Education and Childcare	Senior loan	05/2022	6.2% PIK	625	329
Tate's Bake Shop, Inc. (4)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3	2,926	2,926
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.5	4,553	4,553
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	3,567	3,567
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	687	687
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.0	514	514
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	252	252
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6	7,393	7,393
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.8	22	21
W3 Co.	Oil and Gas	Senior loan	03/2022	7.3	1,266	1,269
WHCG Management, LLC (4)	Healthcare, Education and Childcare	Senior loan	03/2023	6.1	7,980	7,980
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,666	5,666
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	10,369	10,369
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	209	209
Total senior loan investments					$301,583	$298,941

SLF Investment Portfolio as of September 30, 2017 - (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
Payless ShoeSource, Inc. (8)(9)	Retail Stores	LLC interest	N/A	N/A	35	$843
W3 Co. (8)(9)	Oil and Gas	LLC units	N/A	N/A	3	1,146
						$1,989

Total investments					$301,583	$300,930

(1)	Represents the weighted average annual current interest rate as of September 30, 2017. All interest rates are payable in cash.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.

(4)	We also hold a portion of the senior secured loan in this portfolio company.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

(6)	The entire commitment was unfunded as of September 30, 2017. As such, no interest is being earned on this investment.

(7)	Loan was on non-accrual status as of September 30, 2017, meaning that SLF has ceased recognizing interest income on the loan.

(8)	Equity investment received as a result of the portfolio company's debt restructuring.

(9)	Non-income producing.
As of December 31, 2017, we have committed to fund $175.0 million of LLC equity interests to SLF. As of December 31, 2017 and September 30, 2017, $93.3 million and $97.5 million, respectively, of our LLC equity interest commitment to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three months ended December 31, 2017 and 2016, we received $2.0 million and $0.7 million, respectively, in dividend income from the SLF LLC equity interests.

The subordinated notes previously held by us were redeemed on December 30, 2016, and therefore no interest income was earned for the three months ended December 31, 2017. For the three months ended December 31, 2016, we earned interest income of $1.6 million, on the subordinated notes.

For the three months ended December 31, 2017 and 2016, we earned an annualized total return on our weighted average capital invested in SLF of 11.4% and 7.1%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF by the combined daily average of our investments in (1) the principal of the SLF subordinated notes, if any, and (2) the NAV of the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of December 31, 2017 and September 30, 2017, and for the three months ended December 31, 2017 and 2016:

	December 31, 2017	September 30, 2017
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments, at fair value	$279,251	$300,930
Cash and other assets	5,864	5,305
Total assets	$285,115	$306,235
Senior credit facility	$180,150	$197,700
Unamortized debt issuance costs	(345)	(712)
Other liabilities	635	658
Total liabilities	180,440	197,646
Members’ equity	104,675	108,589
Total liabilities and members' equity	$285,115	$306,235

	Three months ended December 31,
	2017	2016
	(In thousands)
Selected Statement of Operations Information:
Interest income	$4,908	$5,190
Fee income	25	—
Total investment income	4,933	5,190
Interest and other debt financing expenses	2,079	3,884
Administrative service fee	113	127
Other expenses	29	33
Total expenses	2,221	4,044
Net investment income	2,712	1,146
Net change in unrealized appreciation (depreciation) on investments	421	(862)
Net increase (decrease) in members' equity	$3,133	$284

Prior to their termination, SLF elected to fair value the subordinated notes issued to us and RGA under ASC Topic 825 — Financial Instruments, or ASC Topic 825. The subordinated notes were valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For the three months ended December 31, 2016, SLF did not recognize unrealized appreciation or depreciation on the subordinated notes.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of December 31, 2017 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2010 Debt Securitization	$205.0	$—	$—	$—	$205.0
2014 Debt Securitization	246.0	—	—	—	246.0
SBA debentures	267.0	—	—	103.5	163.5
Credit Facility	110.3	—	—	110.3	—
Adviser Revolver	—	—	—	—	—
Unfunded commitments (1)	62.8	62.8	—	—	—
Total contractual obligations	$891.1	$62.8	$—	$213.8	$614.5

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in SLF, as of December 31, 2017. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2017, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2017 and September 30, 2017, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $62.8 million and $60.5 million, respectively. We have commitments of up to $81.7 million and $77.5 million to SLF as of December 31, 2017 and September 30, 2017, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital Investment Corporation and Golub Capital BDC 3, Inc., each an unlisted business development company that primarily focuses on investing in senior secured and one stop loans. In addition, our officers and directors serve in similar capacities for and Golub Capital Investment Corporation and Golub . GC Advisors and its affiliates may determine that an investment is appropriate for us Capital BDC 3, Inc. for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

Our quarterly valuation process begins with each portfolio company investment being initially valued by the investment professionals of GC Advisors responsible for credit monitoring. Preliminary valuation conclusions are then documented and discussed with our senior management and GC Advisors. The audit committee of our board of directors reviews these preliminary valuations. At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2017 and 2016. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2017 and September 30, 2017, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $1.8 million as of December 31, 2017 and $3.0 million as of September 30, 2017.

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

Income taxes: See “Consolidated Results of Operations - Expenses - Excise Tax Expense.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2017 and September 30, 2017, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.02% and 1.03%, respectively. Prior to their redemption on October 20, 2016, the Class A 2010 Notes issued as part of the 2010 Debt Securitization had floating interest rate provisions based on three-month LIBOR that reset quarterly as do the Class A-Refi 2010 Notes issued in connection with the refinancing of the 2010 Debt Securitization. In addition, the Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization have floating interest rate provisions based on three-month LIBOR that reset quarterly and the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of December 31, 2017 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(3,939)	$(1,403)	$(2,536)
Up 50 basis points	7,886	2,807	5,079
Up 100 basis points	15,773	5,613	10,160
Up 150 basis points	23,660	8,420	15,240
Up 200 basis points	31,546	11,226	20,320

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2017, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations and the Credit Facility, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of December 31, 2017 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

10.1
Fifth Amendment to Amended and Restated Loan and Servicing Agreement, dated as of November 22, 2017, by and among Golub Capital BDC Funding LLC, as the borrower; Golub Capital BDC, Inc., as the transferor and servicer; the institutional lenders identified on the signature pages thereto; Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 24, 2017).

10.2
Sixth Amendment to Amended and Restated Loan and Servicing Agreement, dated as of December 14, 2017, by and among Golub Capital BDC Funding LLC, as the borrower; Golub Capital BDC, Inc., as the transferor and servicer; the institutional lenders identified on the signature pages thereto; Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on December 18, 2017).

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

Golub Capital BDC, Inc.

Dated: February 7, 2018	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: February 7, 2018	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)