Form 10-Q
period 2018-03-31
GOLUB CAPITAL BDC, Inc.
filed 2018-05-07
CIK 1476765

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 7, 2018, the Registrant had 59,867,531 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2018	September 30, 2017
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,660,849	$1,586,293
Non-controlled affiliate company investments	3,967	3,707
Controlled affiliate company investments	94,991	95,015
Total investments at fair value (amortized cost of $1,738,586 and $1,671,239, respectively)	1,759,807	1,685,015
Cash and cash equivalents	5,868	3,988
Restricted cash and cash equivalents	42,488	58,570
Interest receivable	7,640	6,271
Other assets	230	332
Total Assets	$1,816,033	$1,754,176
Liabilities
Debt	$835,200	$781,100
Less unamortized debt issuance costs	3,920	4,273
Debt less unamortized debt issuance costs	831,280	776,827
Interest payable	2,662	3,800
Management and incentive fees payable	15,159	13,215
Accounts payable and accrued expenses	2,147	2,312
Payable for investments purchased	350	—
Accrued trustee fees	79	76
Total Liabilities	851,677	796,230
Commitments and Contingencies (Note 7)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2018 and September 30, 2017	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 59,867,531 and 59,577,293 shares issued and outstanding as of March 31, 2018 and September 30, 2017 respectively	60	60
Paid in capital in excess of par	944,318	939,307
Undistributed (over distribution of) net investment income	(976)	1,954
Net unrealized appreciation (depreciation) on investments and secured borrowings	23,889	16,444
Net realized gain (loss) on investments	(2,935)	181
Total Net Assets	964,356	957,946
Total Liabilities and Total Net Assets	$1,816,033	$1,754,176
Number of common shares outstanding	59,867,531	59,577,293
Net asset value per common share	$16.11	$16.08

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$34,215	$30,630	$67,407	$61,361
Dividend income	13	8	610	160
Fee income	662	178	1,196	432
Total investment income from non-controlled/non-affiliate company investments	34,890	30,816	69,213	61,953
From non-controlled affiliate company investments:
Interest income	154	324	316	651
Total investment income from non-controlled affiliate company investments	154	324	316	651
From controlled affiliate company investments:
Interest income	—	—	—	1,639
Dividend income	1,853	2,417	3,818	3,163
Total investment income from controlled affiliate company investments	1,853	2,417	3,818	4,802
Total investment income	36,897	33,557	73,347	67,406
Expenses
Interest and other debt financing expenses	7,906	7,674	15,620	15,280
Base management fee	5,929	5,848	11,859	11,685
Incentive fee	3,011	2,110	5,882	4,201
Professional fees	775	717	1,463	1,297
Administrative service fee	621	524	1,239	1,125
General and administrative expenses	127	130	245	301
Total expenses	18,369	17,003	36,308	33,889
Net investment income - before excise tax	18,528	16,554	37,039	33,517
Excise tax	—	7	—	17
Net investment income - after excise tax	18,528	16,547	37,039	33,500
Net gain (loss) on investments
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	(618)	686	(137)	1,593
Net realized gain (loss) on investments	(618)	686	(137)	1,593
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	5,829	2,723	6,817	4,988
Non-controlled affiliate company investments	5	213	564	(430)
Controlled affiliate company investments	(712)	570	64	72
Net change in unrealized appreciation (depreciation) on investments	5,122	3,506	7,445	4,630
Net change in unrealized appreciation (depreciation) on secured borrowings	—	1	—	1
Net gain (loss) on investments	4,504	4,193	7,308	6,224
Net increase in net assets resulting from operations	$23,032	$20,740	$44,347	$39,724
Per Common Share Data
Basic and diluted earnings per common share	$0.39	$0.38	$0.75	$0.72
Dividends and distributions declared per common share	$0.32	$0.32	$0.72	$0.89
Basic and diluted weighted average common shares outstanding	59,744,054	55,395,179	59,663,361	55,228,210

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

					Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings
	Common Stock		Paid in Capital in Excess of Par	Undistributed (Over Distribution) of Net Investment Income		Net Realized Gain (Loss) on Investments
	Shares	Par Amount					Total Net Assets
Balance at September 30, 2016	55,059,067	$55	$855,998	$18,832	$13,104	$(9,164)	$878,825
Issuance of common stock, net of offering and underwriting costs(1)	1,750,000	2	32,078	—	—	—	32,080
Net increase in net assets resulting from operations	—	—	—	33,500	4,631	1,593	39,724
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	294,356	—	5,312	—	—	—	5,312
Distributions from net investment income	—	—	—	(47,921)	—	—	(47,921)
Distributions from net realized gain	—	—	—	—	—	(1,139)	(1,139)
Total increase (decrease) for the period ended March 31, 2017	2,044,356	2	37,390	(14,421)	4,631	454	28,056
Balance at March 31, 2017	57,103,423	$57	$893,388	$4,411	$17,735	$(8,710)	$906,881
Balance at September 30, 2017	59,577,293	$60	$939,307	$1,954	$16,444	$181	$957,946
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	37,039	7,445	(137)	44,347
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	290,238	—	5,011	—	—	—	5,011
Distributions from net investment income	—	—	—	(39,969)	—	—	(39,969)
Distributions from net realized gain	—	—	—	—	—	(2,979)	(2,979)
Total increase (decrease) for the period ended March 31, 2018	290,238	—	5,011	(2,930)	7,445	(3,116)	6,410
Balance at March 31, 2018	59,867,531	$60	$944,318	$(976)	$23,889	$(2,935)	$964,356

(1) On March 21, 2017, Golub Capital BDC, Inc. priced a public offering of 1,750,000 shares of its common stock at a public offering price of $19.03 per share.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$44,347	$39,724
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	1,435	1,645
Accretion of discounts and amortization of premiums	(5,070)	(3,622)
Net realized (gain) loss on investments	137	(1,593)
Net change in unrealized (appreciation) depreciation on investments	(7,445)	(4,630)
Net change in unrealized appreciation (depreciation) on secured borrowings	—	(1)
Proceeds from (fundings of) revolving loans, net	1,923	(1,409)
Fundings of investments	(271,602)	(228,284)
Proceeds from principal payments and sales of portfolio investments	207,777	167,133
PIK interest	(512)	(987)
Changes in operating assets and liabilities:
Interest receivable	(1,369)	(78)
Other assets	102	157
Interest payable	(1,138)	408
Management and incentive fees payable	1,944	(435)
Payable for investments purchased	350	190
Accounts payable and accrued expenses	(165)	(132)
Accrued trustee fees	3	2
Net cash (used in) provided by operating activities	(29,283)	(31,912)
Cash flows from financing activities
Borrowings on debt	263,850	232,750
Repayments of debt	(209,750)	(233,800)
Capitalized debt issuance costs	(1,082)	(939)
Repayments on secured borrowings	—	(27)
Proceeds from shares sold, net of underwriting costs	—	32,305
Offering costs paid	—	(225)
Distributions paid	(37,937)	(43,748)
Net cash provided by (used in) financing activities	15,081	(13,684)
Net change in cash, cash equivalents and restricted cash and cash equivalents	(14,202)	(45,596)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	62,558	89,540
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$48,356	$43,944
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,323	$13,220
Distributions declared during the period	42,948	49,060
Supplemental disclosure of noncash operating activity:
Funding of LLC equity interests in SLF	$—	$(78,689)
Proceeds from subordinated notes in SLF principal payment	—	78,689
Supplemental disclosure of noncash financing activity:
Proceeds from issuance of Class A-1-R, Class A-2-R, and Class B-R 2014 Notes	$246,000	$—
Redemptions of Class A-1, Class A-2, and Class B 2014 Notes	(246,000)	—
Proceeds from issuance of Class A-Refi 2010 Notes	—	205,000
Redemptions of Class A and Class B 2010 Notes	—	(205,000)

See Notes to Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of March 31,
	2018	2017
Cash and cash equivalents	$5,868	$4,614
Restricted cash and cash equivalents	42,488	39,330
Total cash, cash equivalents and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$48,356	$43,944
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of restricted cash and cash equivalents.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP#	Senior loan	L + 4.75%	(a)(d)	6.58%	12/2023	$9,978	$9,882	1.0%	$9,878
NTS Technical Systems*^#	One stop	L + 6.25%	(a)	7.91%	06/2021	21,773	21,525	2.3	21,773
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(63)	—	—
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(104)	—	—
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	8.64%	12/2018	3,899	3,845	0.1	1,170
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	8.64%	12/2018	659	658	0.1	659
Tronair Parent, Inc.^	Senior loan	L + 4.75%	(c)(e)	6.56%	09/2023	368	365	—	368
Tronair Parent, Inc.	Senior loan	L + 4.50%	(c)(e)	7.24%	09/2021	62	61	—	62
Whitcraft LLC*^	One stop	L + 6.25%	(c)	8.56%	04/2023	12,502	12,344	1.3	12,502
Whitcraft LLC	One stop	L + 6.25%	(c)	8.56%	04/2023	195	193	—	195
Whitcraft LLC(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(1)	—	—
Whitcraft LLC(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(2)	—	—
						49,436	48,703	4.8	46,607
Automobile
Dent Wizard International Corporation*	Senior loan	L + 4.00%	(a)	5.88%	04/2020	4,500	4,481	0.5	4,500
Grease Monkey International, LLC*^	Senior loan	L + 5.00%	(a)	6.89%	11/2022	4,887	4,831	0.5	4,887
Grease Monkey International, LLC	Senior loan	P + 4.00%	(a)(e)	8.15%	11/2022	32	31	—	32
Grease Monkey International, LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2022	—	(1)	—	—
T5 Merger Corporation*^	One stop	L + 6.50%	(a)	8.16%	03/2022	4,359	4,298	0.5	4,272
T5 Merger Corporation*	One stop	L + 6.50%	(a)	8.16%	03/2022	190	188	—	186
T5 Merger Corporation	One stop	L + 6.50%	(a)	8.32%	03/2022	98	96	—	95
T5 Merger Corporation*	One stop	L + 6.50%	(a)	8.16%	03/2022	60	59	—	59
						14,126	13,983	1.5	14,031
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.	One stop	L + 5.75%	(a)	7.64%	04/2021	7,454	7,364	0.8	7,454
Abita Brewing Co., L.L.C.(5)	One stop	L + 5.75%		N/A(6)	04/2021	—	(1)	—	—
Benihana, Inc.*^	One stop	L + 7.00%	(c)(e)	9.13%	01/2019	16,018	15,925	1.7	16,018
Benihana, Inc.	One stop	L + 7.00%	(a)(e)	9.49%	07/2018	1,726	1,721	0.2	1,726
C. J. Foods, Inc.*^#	One stop	L + 6.25%	(c)	8.02%	05/2020	8,625	8,551	0.9	8,538
C. J. Foods, Inc.^	One stop	L + 6.25%	(c)	8.02%	05/2019	653	649	0.1	646
C. J. Foods, Inc.	One stop	L + 6.25%	(c)	8.05%	05/2019	86	83	—	80
Cafe Rio Holding, Inc.^	One stop	L + 5.75%	(a)	7.64%	09/2023	10,423	10,257	1.1	10,423
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(c)	7.52%	09/2023	40	35	—	40
Cafe Rio Holding, Inc.	One stop	P + 4.75%	(e)	9.50%	09/2023	35	33	—	35
Firebirds International, LLC*	One stop	L + 5.75%	(c)	7.42%	12/2018	1,057	1,054	0.1	1,057
Firebirds International, LLC*	One stop	L + 5.75%	(c)	7.42%	12/2018	297	296	—	297
Firebirds International, LLC^	One stop	L + 5.75%	(c)	7.42%	12/2018	95	95	—	95
Firebirds International, LLC	One stop	L + 5.75%		N/A(6)	12/2018	—	—	—	—
Firebirds International, LLC	One stop	L + 5.75%		N/A(6)	12/2018	—	—	—	—
Flavor Producers, LLC#	Senior loan	L + 4.75%	(c)	6.71%	12/2023	2,166	2,135	0.2	2,166
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	6.71%	12/2022	4	3	—	4
FWR Holding Corporation^	One stop	L + 6.00%	(d)	7.66%	08/2023	5,299	5,227	0.6	5,299
FWR Holding Corporation	One stop	L + 6.00%	(b)(c)	7.62%	08/2023	65	63	—	65
FWR Holding Corporation	One stop	P + 5.00%	(c)(e)	9.24%	08/2023	30	29	—	30
Global Franchise Group, LLC*	Senior loan	L + 5.75%	(c)	8.05%	12/2019	3,392	3,367	0.4	3,392
Global Franchise Group, LLC	Senior loan	L + 5.75%		N/A(6)	12/2019	—	—	—	—
Global ID Corporation#	One stop	L + 6.50%	(c)	8.68%	11/2021	5,170	5,123	0.5	5,170
Global ID Corporation	One stop	L + 6.50%		N/A(6)	11/2021	—	—	—	—
Global ID Corporation(5)	One stop	L + 6.50%		N/A(6)	11/2021	—	(2)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(c)	9.98%	08/2020	$1,315	$1,306	0.1%	$1,315
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(c)	10.01%	08/2020	3	2	—	3
Hopdoddy Holdings, LLC(5)	One stop	L + 8.00%		N/A(6)	08/2020	—	(1)	—	(1)
Mid-America Pet Food, L.L.C.^#	One stop	L + 6.00%	(b)	8.00%	12/2021	10,806	10,704	1.1	10,725
Mid-America Pet Food, L.L.C.(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(1)	—	(1)
NBC Intermediate, LLC ^	Senior loan	L + 4.50%	(a)	6.39%	09/2023	2,138	2,118	0.2	2,138
NBC Intermediate, LLC	Senior loan	P + 3.50%	(e)	8.25%	09/2023	1	1	—	1
Purfoods, LLC	One stop	L + 6.00%	(c)	7.98%	05/2021	8,517	8,386	0.9	8,517
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	109	109	—	115
Purfoods, LLC	One stop	L + 6.00%	(c)	7.87%	05/2021	40	40	—	40
Purfoods, LLC	One stop	L + 6.00%	(a)	7.79%	05/2021	40	39	—	40
Purfoods, LLC	One stop	L + 6.00%	(c)	8.31%	05/2021	24	24	—	24
Purfoods, LLC	One stop	L + 6.00%	(c)	8.31%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.00%	(c)	8.31%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.00%	(c)	8.31%	05/2021	14	14	—	14
Purfoods, LLC	One stop	L + 6.00%	(c)	8.31%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 6.00%	(c)	8.31%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 6.00%	(c)	8.31%	05/2021	10	10	—	10
Purfoods, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2021	—	(1)	—	(2)
Restaurant Holding Company, LLC#	Senior loan	L + 7.75%	(a)	9.63%	02/2019	3,975	3,966	0.4	3,975
Rubio's Restaurants, Inc.*^	Senior loan	L + 5.25%	(c)	7.56%	10/2019	11,231	10,973	1.2	11,231
Smashburger Finance LLC	Senior loan	L + 5.50%	(c)	7.50%	05/2018	78	78	—	78
Smashburger Finance LLC	Senior loan	L + 5.50%		N/A(6)	05/2018	—	—	—	—
Tate's Bake Shop, Inc.^	One stop	L + 6.25%	(c)	8.56%	08/2019	4,303	4,253	0.4	4,303
Uinta Brewing Company^	One stop	L + 8.50%	(a)	10.39%	08/2019	3,725	3,714	0.4	3,725
Uinta Brewing Company	One stop	L + 8.50%	(a)	10.39%	08/2019	693	690	0.1	693
						109,709	108,483	11.4	109,530
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	(a)	6.63%	05/2021	1,455	1,451	0.2	1,468

Buildings and Real Estate
Brooks Equipment Company, LLC*^	One stop	L + 5.00%	(c)	6.99%	08/2020	21,470	21,343	2.2	21,470
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(c)	6.97%	08/2020	5,005	4,979	0.5	5,005
Brooks Equipment Company, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2020	—	(8)	—	—
Jensen Hughes, Inc.#	Senior loan	L + 4.50%	(b)	6.46%	03/2024	500	497	0.1	497
Jensen Hughes, Inc.#	Senior loan	L + 4.50%	(c)	6.27%	03/2024	153	151	—	152
Jensen Hughes, Inc.	Senior loan	L + 4.50%		N/A(6)	03/2024	—	—	—	—
MRI Software LLC^	One stop	L + 6.25%	(c)	8.56%	06/2023	23,803	23,248	2.5	23,803
MRI Software LLC*^	One stop	L + 6.25%	(c)	8.56%	06/2023	13,814	13,688	1.4	13,814
MRI Software LLC^	One stop	L + 6.25%	(c)	8.56%	06/2023	359	356	0.1	359
MRI Software LLC#	One stop	L + 6.25%	(c)	8.56%	06/2023	195	193	—	195
MRI Software LLC^	One stop	L + 6.25%	(c)	8.36%	06/2023	166	164	—	166
MRI Software LLC	One stop	L + 6.25%	(c)	8.28%	06/2023	25	22	—	25
MRI Software LLC(5)	One stop	L + 6.00%		N/A(6)	06/2023	—	(6)	—	—
						65,490	64,627	6.8	65,486
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	(c)	8.06%	02/2020	2,322	2,308	0.2	2,322
Flexan, LLC	One stop	P + 4.50%	(e)	9.25%	02/2020	17	17	—	17
						2,339	2,325	0.2	2,339

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.*^#	One stop	L + 5.75%	(c)	7.44%	09/2020	$31,950	$31,779	3.3%	$31,950
Chase Industries, Inc.#	One stop	L + 5.75%	(c)	7.44%	09/2020	4,746	4,727	0.5	4,746
Chase Industries, Inc.	One stop	L + 5.75%	(c)(e)	7.82%	09/2020	1,187	1,178	0.1	1,187
Inventus Power, Inc.*^	One stop	L + 6.50%	(a)	8.39%	04/2020	8,106	8,073	0.7	6,891
Inventus Power, Inc.	One stop	L + 6.50%	(a)	8.39%	04/2020	251	248	—	204
Onicon Incorporated*^	One stop	L + 6.00%	(c)	8.30%	04/2020	12,556	12,481	1.3	12,556
Onicon Incorporated(5)	One stop	L + 6.00%		N/A(6)	04/2020	—	(3)	—	—
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	(b)	6.79%	08/2022	1,741	1,704	0.2	1,741
Plex Systems, Inc.*^	One stop	L + 7.50%	(c)	9.27%	06/2020	18,797	18,584	2.0	18,797
Plex Systems, Inc.(5)	One stop	L + 7.50%		N/A(6)	06/2020	—	(18)	—	—
Reladyne, Inc.*^#	Senior loan	L + 5.00%	(a)	6.66%	07/2022	16,965	16,752	1.8	16,965
Reladyne, Inc.	Senior loan	L + 5.00%	(a)(c)	6.81%	07/2022	173	171	—	173
Reladyne, Inc.	Senior loan	L + 5.00%	(a)	6.86%	07/2022	5	1	—	5
Sunless Merger Sub, Inc.#	Senior loan	L + 5.00%	(a)(e)	6.89%	07/2019	1,427	1,431	0.2	1,427
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	(e)	8.50%	07/2019	387	386	—	387
Togetherwork Holdings, LLC#	One stop	L + 6.50%	(a)	8.24%	03/2025	9,204	9,067	0.9	9,112
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.28%	03/2024	40	39	—	39
Togetherwork Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	03/2025	—	(5)	—	(4)
						107,535	106,595	11.0	106,176
Diversified/Conglomerate Service
Accela, Inc.#	One stop	L + 6.25%	(c)	8.56%	09/2023	5,812	5,732	0.6	5,812
Accela, Inc.(5)	One stop	L + 6.25%		N/A(6)	09/2023	—	(1)	—	—
Agility Recovery Solutions Inc.*^	One stop	L + 6.50%	(c)	8.27%	03/2020	13,880	13,800	1.4	13,880
Agility Recovery Solutions Inc.(5)	One stop	L + 6.50%		N/A(6)	03/2020	—	(4)	—	—
Anaqua, Inc.*^	One stop	L + 6.50%	(c)	8.24%	07/2022	6,984	6,892	0.7	6,984
Anaqua, Inc.(5)	One stop	L + 6.50%		N/A(6)	07/2022	—	(1)	—	—
Apttus Corporation	One stop	L + 7.85%		10.06%	01/2023	5,627	5,387	0.5	5,405
Bazaarvoice, Inc.#	One stop	L + 8.00%	(c)	9.77%	02/2024	9,003	8,828	0.9	8,823
Bazaarvoice, Inc.(5)	One stop	L + 8.00%		N/A(6)	02/2024	—	(2)	—	(2)
Bomgar Corporation^	One stop	L + 7.50%	(a)	9.39%	06/2022	4,814	4,746	0.5	4,814
Bomgar Corporation*	One stop	L + 7.00%	(a)	8.89%	06/2022	2,425	2,402	0.2	2,425
Bomgar Corporation(5)	One stop	L + 7.50%		N/A(6)	06/2022	—	(1)	—	—
Browz LLC	One stop	L + 9.50%	(a)	9.67% cash/1.50% PIK	03/2023	1,495	1,462	0.1	1,480
Browz LLC	One stop	L + 9.50%		N/A(6)	03/2023	—	—	—	—
Clearwater Analytics, LLC*^	One stop	L + 5.00%	(a)	6.88%	09/2022	8,963	8,723	0.9	8,963
Clearwater Analytics, LLC	One stop	L + 5.00%	(a)	6.87%	09/2022	18	15	—	18
Confluence Technologies, Inc.	One stop	L + 7.50%	(c)	9.59%	03/2024	7,068	6,911	0.7	6,998
Confluence Technologies, Inc.	One stop	L + 7.50%	(c)	9.59%	03/2024	21	20	—	20
Connexin Software, Inc.	One stop	L + 8.50%	(b)	10.50%	02/2024	2,401	2,343	0.2	2,371
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Datto, Inc.	One stop	L + 8.00%	(a)	9.72%	12/2022	11,156	10,947	1.1	11,156
Datto, Inc.(5)	One stop	L + 8.00%		N/A(6)	12/2022	—	(1)	—	—
Daxko Acquisition Corporation*^	One stop	L + 6.50%	(a)	8.39%	09/2022	11,304	11,167	1.2	11,190
Daxko Acquisition Corporation	One stop	P + 5.50%	(e)	10.25%	09/2022	5	5	—	5
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	8.34%	06/2022	11,114	10,939	1.2	11,114
EGD Security Systems, LLC^	One stop	L + 6.25%	(c)	8.23%	06/2022	98	97	—	98
EGD Security Systems, LLC	One stop	L + 6.25%	(d)	8.25%	06/2022	52	52	—	52
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	8.32%	06/2022	30	29	—	30
HealthcareSource HR, Inc.*	One stop	L + 6.75%	(c)	9.06%	05/2020	23,509	23,265	2.4	23,509
HealthcareSource HR, Inc.(5)	One stop	L + 6.75%		N/A(6)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	3,134	3,089	0.3	3,134
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	2,626	2,510	0.3	2,626

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	$734	$723	0.1%	$734
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	441	434	—	441
III US Holdings, LLC	One stop	L + 6.50%		N/A(6)	09/2022	—	—	—	—
Imprivata, Inc.#	Senior loan	L + 4.50%	(c)	6.24%	10/2023	13,111	12,959	1.4	13,111
Imprivata, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	10/2023	—	(2)	—	—
Integration Appliance, Inc.*^	One stop	L + 8.25%	(a)	9.91%	09/2020	16,123	16,037	1.7	16,123
Integration Appliance, Inc.	One stop	L + 8.25%	(a)	9.91%	09/2020	7,914	7,824	0.8	7,914
Integration Appliance, Inc.	One stop	L + 8.25%	(a)	9.91%	09/2020	5,396	5,340	0.6	5,396
Integration Appliance, Inc.	One stop	L + 8.25%	(a)	9.91%	09/2020	2,484	2,466	0.3	2,484
Integration Appliance, Inc.	One stop	L + 8.25%	(a)	9.91%	09/2020	924	918	0.1	924
Integration Appliance, Inc.*	One stop	L + 8.25%	(a)	9.91%	09/2020	719	713	0.1	719
JAMF Holdings, Inc.	One stop	L + 8.00%	(c)	9.82%	11/2022	4,550	4,466	0.5	4,550
JAMF Holdings, Inc.(5)	One stop	L + 8.00%		N/A(6)	11/2022	—	(1)	—	—
Maverick Bidco Inc.*#	One stop	L + 6.25%	(c)	8.56%	04/2023	17,556	17,253	1.8	17,556
Maverick Bidco Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(2)	—	—
Maverick Bidco Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(2)	—	—
MMan Acquisition Co.#	One stop	L + 6.00%	(c)	8.31%	08/2023	9,775	9,644	1.0	9,775
MMan Acquisition Co.	One stop	L + 6.00%	(c)	8.23%	08/2023	61	60	—	61
Net Health Acquisition Corp.#	One stop	L + 5.50%	(c)	7.48%	12/2023	3,876	3,840	0.4	3,876
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(1)	—	—
Netsmart Technologies, Inc.#	Senior loan	L + 4.50%	(a)	6.38%	04/2023	1,746	1,733	0.2	1,770
Netsmart Technologies, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(7)	—	—
Nextech Systems, LLC#	One stop	L + 6.00%	(a)	7.89%	03/2024	10,409	10,371	1.1	10,370
Nextech Systems, LLC	One stop	L + 6.00%		N/A(6)	03/2024	—	—	—	—
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	8.11%	11/2023	5,779	5,711	0.6	5,779
Nexus Brands Group, Inc.	One stop	P + 5.00%	(e)	9.75%	11/2023	91	90	—	91
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	—
Property Brands, Inc.	One stop	L + 6.00%	(a)	7.89%	01/2024	10,927	10,688	1.1	10,817
Property Brands, Inc.	One stop	L + 6.00%	(a)	7.89%	01/2024	220	217	—	218
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	(1)
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	(1)
Saba Software, Inc.*^#	One stop	L + 5.50%	(a)	7.39%	05/2023	20,195	19,895	2.1	20,195
Saba Software, Inc.(5)	One stop	L + 5.50%		N/A(6)	05/2023	—	(2)	—	—
Saldon Holdings, Inc. *	Senior loan	L + 4.50%	(c)	6.48%	09/2022	775	767	0.1	775
Secure-24, LLC*^	One stop	L + 5.00%	(b)	6.90%	08/2019	21,544	21,417	2.2	21,544
Secure-24, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2019	—	(3)	—	—
Severin Acquisition, LLC#	Senior loan	L + 5.38%	(a)	7.27%	07/2021	879	870	0.1	892
Severin Acquisition, LLC#	Senior loan	L + 5.00%	(a)	6.89%	07/2021	782	775	0.1	785
Severin Acquisition, LLC#	Senior loan	L + 5.38%	(a)	7.27%	07/2021	598	592	0.1	607
Severin Acquisition, LLC#	Senior loan	L + 4.88%	(a)	6.77%	07/2021	193	191	—	193
Switchfly, Inc.	One stop	L + 10.00%	(c)	10.22% cash/1.50% PIK	04/2020	2,416	2,334	0.3	2,416
Switchfly, Inc.	One stop	L + 10.00%		N/A(6)	04/2020	—	—	—	—
Telesoft, LLC#	One stop	L + 5.50%	(c)	7.19%	07/2022	4,181	4,145	0.4	4,181
Telesoft, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2022	—	(1)	—	—
Transaction Data Systems, Inc.^	Senior loan	L + 5.25%	(c)	7.56%	06/2021	3,567	3,550	0.4	3,567
Transaction Data Systems, Inc.*	Senior loan	L + 5.25%	(c)	7.56%	06/2021	738	729	0.1	738
Transaction Data Systems, Inc.	Senior loan	L + 4.50%	(c)	6.81%	06/2020	5	5	—	4
Trintech, Inc.^#	One stop	L + 6.50%	(c)	8.28%	12/2023	10,930	10,799	1.1	10,930
Trintech, Inc.^	One stop	L + 6.50%	(c)	8.28%	12/2023	3,429	3,388	0.4	3,429
Trintech, Inc.	One stop	L + 6.50%	(c)	8.28%	12/2023	30	28	—	30
True Commerce, Inc.#	One stop	L + 5.75%	(c)	8.06%	11/2023	5,638	5,572	0.6	5,638
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(a)	10.47% cash/2.25% PIK	10/2020	$819	$752	0.1%	$819
Valant Medical Solutions, Inc.	One stop	N/A		6.00% PIK	02/2020	149	149	—	149
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(a)	10.47% cash/2.25% PIK	10/2020	10	10	—	10
Velocity Technology Solutions, Inc.#	One stop	L + 6.00%	(c)	8.03%	12/2023	8,269	8,132	0.9	8,269
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
Vendavo, Inc.	One stop	L + 8.50%	(c)	10.22%	10/2019	17,982	17,847	1.9	17,982
Vendavo, Inc.(5)	One stop	L + 8.50%		N/A(6)	10/2019	—	(5)	—	—
Vendor Credentialing Service LLC^	One stop	L + 6.00%	(a)	7.89%	11/2021	12,177	11,983	1.3	12,177
Vendor Credentialing Service LLC(5)	One stop	L + 6.00%		N/A(6)	11/2021	—	(1)	—	—
Verisys Corporation*	One stop	L + 6.75%	(c)	9.06%	01/2023	3,906	3,859	0.4	3,906
Verisys Corporation(5)	One stop	L + 6.75%		N/A(6)	01/2023	—	(1)	—	—
Workforce Software, LLC^	One stop	L + 10.50%	(c)	5.21% cash/7.00% PIK	06/2021	5,536	5,512	0.6	5,536
Workforce Software, LLC	One stop	L + 10.50%	(c)	5.21% cash/7.00% PIK	06/2021	52	52	—	52
Xmatters, Inc. and Alarmpoint, Inc.	One stop	L + 9.25%	(a)	10.35% cash/0.75% PIK	08/2021	3,159	3,099	0.3	3,159
Xmatters, Inc. and Alarmpoint, Inc.	One stop	P + 8.00%	(e)	12.00% cash/0.75% PIK	08/2021	20	20	—	20
						372,354	367,276	38.5	371,615
Ecological
Pace Analytical Services, LLC	One stop	L + 6.25%	(a)	8.14%	09/2022	15,268	14,953	1.6	15,268
Pace Analytical Services, LLC^	One stop	L + 6.25%	(a)	8.14%	09/2022	1,419	1,401	0.2	1,419
Pace Analytical Services, LLC*	One stop	L + 6.25%	(a)	8.14%	09/2022	347	343	—	347
Pace Analytical Services, LLC	One stop	L + 6.25%	(a)	8.10%	09/2022	119	117	—	119
Pace Analytical Services, LLC	One stop	L + 6.25%	(a)	8.14%	09/2022	50	49	—	50
Pace Analytical Services, LLC(5)	One stop	L + 6.25%		N/A(6)	09/2022	—	(3)	—	—
WRE Holding Corp.*	Senior loan	L + 4.75%	(a)(e)	6.63%	01/2023	1,016	1,006	0.1	1,016
WRE Holding Corp.	Senior loan	L + 4.75%	(c)	6.59%	01/2023	43	42	—	43
WRE Holding Corp.	Senior loan	L + 4.75%	(a)	6.63%	01/2023	16	16	—	16
WRE Holding Corp.	Senior loan	L + 4.75%		N/A(6)	01/2023	—	—	—	—
						18,278	17,924	1.9	18,278
Electronics
Appriss Holdings, Inc.*^#	One stop	L + 6.00%	(c)	8.31%	11/2020	22,324	22,110	2.3	22,324
Appriss Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2020	—	(26)	—	—
Compusearch Software Holdings, Inc.*^	Senior loan	L + 4.25%	(c)	6.55%	05/2021	2,077	2,075	0.2	2,077
Diligent Corporation#	One stop	L + 6.50%	(c)	8.94%	04/2022	26,263	25,948	2.7	26,263
Diligent Corporation#	One stop	L + 6.50%	(d)	8.94%	04/2022	4,903	4,831	0.5	4,903
Diligent Corporation*	One stop	L + 6.50%	(d)	8.94%	04/2022	4,814	4,710	0.5	4,814
Diligent Corporation*^	One stop	L + 6.50%	(d)	8.94%	04/2022	2,635	2,594	0.3	2,635
Diligent Corporation(5)	One stop	L + 6.50%		N/A(6)	04/2022	—	(1)	—	(1)
Diligent Corporation(5)	One stop	L + 6.50%		N/A(6)	04/2022	—	(3)	—	(2)
Gamma Technologies, LLC^	One stop	L + 4.75%	(a)	6.64%	06/2021	7,516	7,476	0.8	7,516
Gamma Technologies, LLC(5)	One stop	L + 5.00%		N/A(6)	06/2021	—	(1)	—	—
LD Intermediate Holdings, Inc.*^	Senior loan	L + 5.88%	(c)	7.67%	12/2022	2,506	2,348	0.2	2,256
SEI, Inc.*	Senior loan	L + 5.25%	(a)	7.14%	07/2023	5,504	5,450	0.6	5,449
Sloan Company, Inc., The#	One stop	L + 7.25%	(c)	9.56%	04/2020	6,443	6,388	0.6	6,121
Sloan Company, Inc., The	One stop	L + 7.25%	(c)	9.17%	04/2020	430	430	—	409
Sloan Company, Inc., The	One stop	L + 7.25%	(c)	9.13%	04/2020	35	35	—	33
Sovos Compliance*^	One stop	L + 6.00%	(a)	7.89%	03/2022	9,282	9,156	1.0	9,282
Sovos Compliance(5)	One stop	L + 6.00%		N/A(6)	03/2022	—	(2)	—	—
Sovos Compliance^	One stop	L + 6.00%	(a)	7.89%	03/2022	1,561	1,541	0.2	1,561
Sovos Compliance	One stop	L + 6.00%		N/A(6)	03/2022	—	—	—	—
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	(c)	10.31%	10/2021	9,435	9,322	1.0	9,435
						105,728	104,381	10.9	105,075

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Grocery
MyWebGrocer, Inc.*	One stop	L + 5.00%	(d)	6.57%	09/2018	$14,271	$14,178	1.5%	$14,271

Healthcare, Education and Childcare
Active Day, Inc.	One stop	L + 6.00%	(b)	8.00%	12/2021	13,333	13,108	1.4	13,333
Active Day, Inc.^	One stop	L + 6.00%	(b)	8.00%	12/2021	1,029	1,018	0.1	1,029
Active Day, Inc.*	One stop	L + 6.00%	(b)	8.00%	12/2021	663	657	0.1	663
Active Day, Inc.*	One stop	L + 6.00%	(b)	8.00%	12/2021	458	453	0.1	458
Active Day, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(1)	—	—
Active Day, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(3)	—	—
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(b)	8.64%	03/2022	3,596	3,524	0.4	3,596
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(b)	8.75%	03/2022	204	178	—	186
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(b)	8.70%	03/2022	150	148	—	150
Acuity Eyecare Holdings, LLC	One stop	P + 5.75%	(e)	10.50%	03/2022	3	2	—	3
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(c)	8.06%	05/2022	21,173	20,688	2.2	20,749
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(c)	8.06%	05/2022	108	106	—	106
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(c)	8.06%	05/2022	83	82	—	82
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	(e)	9.50%	05/2022	50	48	—	48
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(c)	8.06%	05/2022	32	31	—	31
ADCS Clinics Intermediate Holdings, LLC(5)	One stop	L + 5.75%		N/A(6)	05/2022	—	(2)	—	—
Agilitas USA, Inc.#	One stop	L + 6.25%	(c)	7.94%	04/2022	8,396	8,328	0.8	8,061
Agilitas USA, Inc.	One stop	L + 6.25%	(c)	7.95%	04/2022	10	9	—	7
Agilitas USA, Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2022	—	(1)	—	—
Aris Teleradiology Company, LLC*	Senior loan	L + 5.50%	(c)	7.81%	03/2021	2,693	2,675	0.2	2,019
Aris Teleradiology Company, LLC(5)	Senior loan	L + 5.50%	(c)	7.28%	03/2021	25	25	—	(18)
Avalign Technologies, Inc.^	Senior loan	L + 4.50%	(a)	6.38%	07/2021	1,425	1,421	0.2	1,425
BIORECLAMATIONIVT, LLC*^#	One stop	L + 5.75%	(a)	7.64%	01/2021	16,939	16,775	1.8	16,939
BIORECLAMATIONIVT, LLC	One stop	P + 4.75%	(e)	9.50%	01/2021	55	54	—	55
California Cryobank, LLC^	One stop	L + 5.50%	(c)	7.81%	08/2019	1,437	1,433	0.2	1,437
California Cryobank, LLC^	One stop	L + 5.50%	(c)	7.81%	08/2019	551	546	0.1	551
California Cryobank, LLC^	One stop	L + 5.50%	(c)	7.81%	08/2019	184	184	—	182
California Cryobank, LLC(5)	One stop	L + 5.50%		N/A(6)	08/2019	—	(1)	—	—
California Cryobank, LLC(5)	One stop	L + 5.50%		N/A(6)	08/2019	—	(1)	—	(1)
CLP Healthcare Services, Inc.^	Senior loan	L + 5.50%	(a)	7.38%	12/2020	3,904	3,872	0.4	3,826
Curo Health Services LLC#	Senior loan	L + 4.00%	(c)	5.81%	02/2022	3,256	3,246	0.3	3,250
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	(c)	7.56%	07/2021	18,680	18,454	1.9	18,680
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	(c)	7.56%	07/2021	13,398	13,301	1.4	13,398
DCA Investment Holding, LLC#	One stop	L + 5.25%	(c)	7.56%	07/2021	2,463	2,429	0.3	2,463
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.56%	07/2021	152	150	—	152
DCA Investment Holding, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2021	—	(1)	—	—
DCA Investment Holding, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2021	—	(10)	—	—
DCA Investment Holding, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2021	—	(11)	—	—
Deca Dental Management LLC*^	One stop	L + 6.25%	(c)	8.56%	07/2020	4,084	4,056	0.4	4,084
Deca Dental Management LLC	One stop	L + 6.25%	(a)(c)	8.37%	07/2020	497	493	0.1	497
Deca Dental Management LLC	One stop	L + 6.25%	(a)	8.14%	07/2020	50	50	—	50
Deca Dental Management LLC(5)	One stop	L + 6.25%		N/A(6)	07/2020	—	(2)	—	—
Dental Holdings Corporation	One stop	L + 6.00%	(c)	7.77%	02/2020	7,142	7,059	0.7	6,999
Dental Holdings Corporation	One stop	L + 6.00%	(c)	7.77%	02/2020	1,132	1,124	0.1	1,110
Dental Holdings Corporation	One stop	L + 6.00%	(c)(e)	8.75%	02/2020	440	432	0.1	429
eSolutions, Inc.*^	One stop	L + 6.50%	(c)	8.81%	03/2022	19,786	19,519	2.1	19,786
eSolutions, Inc.(5)	One stop	L + 6.50%		N/A(6)	03/2022	—	(1)	—	—
Excelligence Learning Corporation^	One stop	L + 6.00%	(a)	7.88%	04/2023	4,829	4,788	0.5	4,829
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.56%	05/2023	7,966	7,779	0.8	7,966

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.56%	05/2023	$357	$354	—%	$357
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.03%	05/2023	173	172	—	173
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(b)	8.14%	05/2023	58	57	—	58
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.03%	05/2023	51	51	—	51
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.56%	05/2023	33	28	—	33
Eyecare Services Partners Holdings LLC(5)	One stop	L + 6.25%		N/A(6)	05/2023	—	(3)	—	—
Eyecare Services Partners Holdings LLC(5)	One stop	L + 6.25%		N/A(6)	05/2023	—	(5)	—	—
Eyecare Services Partners Holdings LLC(5)	One stop	L + 6.25%		N/A(6)	05/2023	—	(6)	—	—
G & H Wire Company, Inc.#	One stop	L + 5.50%	(a)	7.39%	09/2023	5,614	5,550	0.6	5,614
G & H Wire Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	09/2023	—	(1)	—	—
Immucor, Inc. #	Senior loan	L + 5.00%	(c)	7.30%	06/2021	1,605	1,596	0.2	1,647
Joerns Healthcare, LLC*^	One stop	L + 6.00%	(c)	7.98%	05/2020	3,497	3,469	0.3	3,249
Kareo, Inc.	One stop	L + 9.00%	(b)	10.99%	06/2022	4,518	4,325	0.5	4,518
Kareo, Inc.	One stop	L + 9.00%		N/A(6)	06/2022	—	—	—	—
Katena Holdings, Inc.^	One stop	L + 6.75%	(c)	9.06%	06/2021	8,567	8,500	0.9	8,396
Katena Holdings, Inc.^	One stop	L + 6.75%	(c)	9.06%	06/2021	837	830	0.1	820
Katena Holdings, Inc.#	One stop	L + 6.75%	(c)	9.06%	06/2021	571	563	0.1	559
Katena Holdings, Inc.	One stop	P + 5.75%	(e)	10.50%	06/2021	100	99	—	98
Lombart Brothers, Inc.^	One stop	L + 6.75%	(c)	9.06%	04/2022	3,612	3,530	0.4	3,612
Lombart Brothers, Inc.^(8)	One stop	L + 6.75%	(c)	9.06%	04/2022	1,656	1,629	0.2	1,656
Lombart Brothers, Inc.	One stop	P + 5.50%	(e)	10.25%	04/2022	16	16	—	16
Lombart Brothers, Inc.(8)	One stop	L + 6.75%		N/A(6)	04/2022	—	—	—	—
Maverick Healthcare Group, LLC*	Senior loan	L + 7.50%	(a)	7.38% cash/2.00% PIK	12/2017	1,380	1,380	0.1	1,380
MWD Management, LLC & MWD Services#	One stop	L + 5.25%	(c)	7.56%	06/2023	5,895	5,831	0.6	5,895
MWD Management, LLC & MWD Services(5)	One stop	L + 5.25%		N/A(6)	06/2022	—	(1)	—	—
MWD Management, LLC & MWD Services(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(3)	—	—
MWD Management, LLC & MWD Services	One stop	L + 2.25%	(c)	4.56%	06/2023	230	229	—	230
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(c)	8.31%	05/2022	9,386	9,178	1.0	9,386
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(c)	8.31%	05/2022	947	932	0.1	947
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.00%	(c)	8.31%	05/2022	211	209	—	211
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(a)	7.77%	05/2022	91	90	—	91
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(c)	8.31%	05/2022	46	45	—	46
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.00%	(c)	8.31%	05/2022	42	41	—	42
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(c)	8.31%	05/2022	32	32	—	32
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(c)	8.31%	05/2022	30	30	—	30
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(c)	8.30%	05/2022	17	15	—	15
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(a)(b)(c)	7.79%	05/2022	151	150	—	151
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(a)(b)	7.89%	05/2022	39	35	—	35
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.64%	11/2023	3,079	3,014	0.3	3,079
ONsite Mammography, LLC	One stop	L + 6.75%	(d)	8.93%	11/2023	16	15	—	16
ONsite Mammography, LLC(5)	One stop	L + 6.75%		N/A(6)	11/2023	—	(1)	—	—
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(b)	8.04%	08/2021	9,930	9,746	1.0	9,930
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(a)	8.07%	08/2021	55	53	—	55
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(b)	8.04%	08/2021	30	29	—	30
PPT Management Holdings, LLC^	One stop	L + 6.00%	(c)	7.70%	12/2022	10,171	9,990	0.9	8,645
PPT Management Holdings, LLC	One stop	L + 6.00%	(a)	7.89%	12/2022	200	196	—	170
PPT Management Holdings, LLC*	One stop	L + 6.00%	(c)	7.75%	12/2022	134	134	—	114
PPT Management Holdings, LLC	One stop	L + 6.00%	(c)	8.10%	12/2022	80	81	—	68
PPT Management Holdings, LLC(5)	One stop	L + 6.00%	(c)	8.31%	12/2022	38	29	—	(4)
Premise Health Holding Corp.*^#	One stop	L + 4.50%	(c)	6.81%	06/2020	14,738	14,689	1.5	14,738
Premise Health Holding Corp.(5)	One stop	L + 4.50%		N/A(6)	06/2020	—	(10)	—	—
Radiology Partners, Inc.^#	One stop	L + 5.75%	(c)(d)	7.61%	12/2023	29,053	28,939	3.0	29,053

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Radiology Partners, Inc.(5)	One stop	L + 5.75%		N/A(6)	12/2023	$—	$(4)	—%	$—
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	(a)	6.88%	12/2018	2,435	2,432	0.3	2,435
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	(e)	8.75%	12/2018	454	453	—	454
Riverchase MSO, LLC#	Senior loan	L + 5.75%	(c)	8.06%	10/2022	4,956	4,898	0.5	4,956
Riverchase MSO, LLC	Senior loan	L + 5.75%	(c)	7.96%	10/2022	54	53	—	54
RXH Buyer Corporation*^	One stop	L + 5.75%	(c)	8.06%	09/2021	17,171	16,973	1.8	17,171
RXH Buyer Corporation*	One stop	L + 5.75%	(c)	8.06%	09/2021	1,943	1,921	0.2	1,943
RXH Buyer Corporation	One stop	L + 5.75%	(c)(e)	8.75%	09/2021	77	75	—	77
SLMP, LLC#	One stop	L + 6.00%	(a)	7.89%	05/2023	7,582	7,430	0.8	7,582
SLMP, LLC	One stop	L + 6.00%	(a)	7.89%	05/2023	299	295	—	299
SLMP, LLC	One stop	N/A		7.50% PIK	05/2027	83	83	—	89
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
Spear Education, LLC^	One stop	L + 6.25%	(c)	7.94%	08/2019	4,621	4,604	0.5	4,621
Spear Education, LLC	One stop	L + 6.25%	(c)	7.94%	08/2019	74	74	—	74
Spear Education, LLC	One stop	L + 6.25%		N/A(6)	08/2019	—	—	—	—
Summit Behavioral Healthcare, LLC^#	Senior loan	L + 4.75%	(c)	6.73%	10/2023	8,822	8,699	0.9	8,822
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	6.78%	10/2023	45	43	—	45
Summit Behavioral Healthcare, LLC(5)	Senior loan	L + 4.75%		N/A(6)	10/2023	—	(3)	—	—
WHCG Management, LLC#	Senior loan	L + 4.75%	(c)	7.06%	03/2023	2,382	2,357	0.2	2,382
WHCG Management, LLC	Senior loan	L + 4.75%	(c)	6.71%	03/2023	30	29	—	30
WHCG Management, LLC(5)	Senior loan	L + 4.75%		N/A(6)	03/2023	—	(2)	—	—
WIRB-Copernicus Group, Inc.*^#	Senior loan	L + 4.25%	(a)	6.14%	08/2022	10,956	10,879	1.1	10,901
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(1)	—	(2)
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(2)	—	(2)
						339,646	335,346	34.8	335,783
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC*	Senior loan	L + 4.50%	(a)	6.38%	02/2022	550	549	0.1	551
CST Buyer Company^	One stop	L + 5.00%	(c)	7.45%	03/2023	2,515	2,452	0.2	2,515
CST Buyer Company(5)	One stop	L + 5.00%		N/A(6)	03/2023	—	(1)	—	—
Plano Molding Company, LLC*^#	One stop	L + 8.00%	(a)	9.82%	05/2021	13,098	12,955	1.2	11,526
						16,163	15,955	1.5	14,592

Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC*^	One stop	L + 5.50%	(a)	7.39%	06/2022	9,991	9,843	1.0	9,991
Aimbridge Hospitality, LLC	One stop	L + 5.50%	(a)	7.39%	06/2022	16	15	—	16
Aimbridge Hospitality, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2022	—	(1)	—	—
						10,007	9,857	1.0	10,007

Insurance
Captive Resources Midco, LLC*^#	One stop	L + 6.00%	(a)	7.89%	12/2021	35,114	34,633	3.7	35,114
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(22)	—	—
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(26)	—	—
Internet Pipeline, Inc.	One stop	L + 7.25%	(a)	9.14%	08/2022	4,836	4,743	0.5	4,911
Internet Pipeline, Inc.*	One stop	L + 6.25%	(a)	8.06%	08/2022	2,087	2,070	0.2	2,045
Internet Pipeline, Inc.*	One stop	L + 6.25%	(a)	8.04%	08/2022	790	783	0.1	774
Internet Pipeline, Inc.	One stop	L + 7.25%		N/A(6)	08/2021	—	—	—	1
RSC Acquisition, Inc.#	Senior loan	L + 4.25%	(c)(e)	6.56%	11/2022	1,263	1,255	0.1	1,263
RSC Acquisition, Inc.	Senior loan	L + 4.25%	(c)	6.02%	11/2021	31	31	—	31
RSC Acquisition, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(2)	—	—
RSC Acquisition, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(3)	—	—
						44,121	43,462	4.6	44,139

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure, Amusement, Motion Pictures, Entertainment
NFD Operating, LLC#	One stop	L + 7.00%	(a)	8.66%	06/2021	$2,313	$2,291	0.2%	$2,313
NFD Operating, LLC	One stop	L + 7.00%		N/A(6)	06/2021	—	—	—	—
NFD Operating, LLC(5)	One stop	L + 7.00%		N/A(6)	06/2021	—	(1)	—	—
PADI Holdco, Inc.*^#	One stop	L + 6.50%	(c)	8.81%	04/2023	19,452	19,205	2.0	19,452
PADI Holdco, Inc.	One stop	L + 6.50%	(c)	8.81%	04/2022	64	63	—	64
Self Esteem Brands, LLC*^#	Senior loan	L + 4.75%	(a)	6.64%	02/2020	17,132	17,059	1.8	17,132
Self Esteem Brands, LLC(5)	Senior loan	L + 4.75%		N/A(6)	02/2020	—	(4)	—	—
Teaching Company, The	One stop	L + 7.00%	(a)(c)	8.98%	08/2020	18,739	18,605	1.9	18,739
Teaching Company, The	One stop	L + 7.00%	(c)	8.75%	08/2020	80	79	—	80
Titan Fitness, LLC*	One stop	L + 7.00%	(a)	8.66%	09/2019	13,019	12,944	1.4	13,019
Titan Fitness, LLC*	One stop	L + 7.00%	(a)	8.66%	09/2019	1,964	1,957	0.2	1,964
Titan Fitness, LLC*	One stop	L + 7.00%	(a)	8.66%	09/2019	1,725	1,718	0.2	1,725
Titan Fitness, LLC^	One stop	L + 7.00%	(a)	8.66%	09/2019	932	921	0.1	932
Titan Fitness, LLC(5)	One stop	L + 7.00%		N/A(6)	09/2019	—	(7)	—	—
						75,420	74,830	7.8	75,420
Oil and Gas
Drilling Info, Inc.*^	One stop	L + 5.75%	(c)	8.06%	06/2020	9,958	9,884	1.0	9,958
Drilling Info, Inc.	One stop	L + 5.75%		N/A(6)	06/2020	—	—	—	—
						9,958	9,884	1.0	9,958
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	7.81%	11/2021	5,649	5,581	0.6	5,649
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	(c)	7.81%	11/2021	492	489	0.1	492
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.81%	11/2021	345	343	0.1	345
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	7.81%	11/2021	38	37	—	38
IMPLUS Footwear, LLC	One stop	L + 6.75%	(b)(c)	8.45%	04/2021	10,253	10,131	1.1	10,253
IMPLUS Footwear, LLC	One stop	L + 6.75%	(c)(e)	8.93%	04/2021	1,805	1,784	0.2	1,805
Massage Envy, LLC*^#	One stop	L + 6.75%	(c)(e)	8.73%	09/2020	35,013	34,750	3.6	35,013
Massage Envy, LLC^	One stop	L + 6.75%	(c)	8.62%	09/2020	99	98	—	99
Massage Envy, LLC^	One stop	L + 6.75%	(c)	8.45%	09/2020	48	48	—	48
Massage Envy, LLC^	One stop	L + 6.75%	(c)(e)	8.76%	09/2020	40	40	—	40
Massage Envy, LLC	One stop	L + 6.75%	(c)	8.86%	09/2020	38	37	—	37
Massage Envy, LLC^	One stop	L + 6.75%	(c)(e)	8.78%	09/2020	35	34	—	35
Massage Envy, LLC^	One stop	L + 6.75%	(c)(e)	8.68%	09/2020	19	19	—	19
Massage Envy, LLC^	One stop	L + 6.75%	(c)(e)	8.89%	09/2020	15	15	—	15
Massage Envy, LLC(5)	One stop	L + 6.75%		N/A(6)	09/2020	—	(8)	—	—
Orthotics Holdings, Inc.*#	One stop	L + 6.00%	(a)	7.89%	02/2020	8,248	8,194	0.8	8,083
Orthotics Holdings, Inc.*#(8)	One stop	L + 6.00%	(a)	7.89%	02/2020	1,352	1,344	0.1	1,325
Orthotics Holdings, Inc.(5)(8)	One stop	L + 6.00%		N/A(6)	02/2020	—	(1)	—	—
Orthotics Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	02/2020	—	(8)	—	(4)
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	(c)(e)	6.75%	12/2018	4,264	4,262	0.4	4,255
Team Technologies Acquisition Company*	Senior loan	L + 5.50%	(c)(e)	7.25%	12/2018	786	784	0.1	795
Team Technologies Acquisition Company(5)	Senior loan	L + 5.00%		N/A(6)	12/2018	—	—	—	(1)
						68,539	67,973	7.1	68,341
Personal, Food and Miscellaneous Services
Captain D's, LLC^	Senior loan	L + 4.50%	(a)	6.37%	12/2023	3,990	3,933	0.4	3,990
Captain D's, LLC	Senior loan	L + 4.50%	(a)(e)	7.13%	12/2023	14	13	—	14
Community Veterinary Partners, LLC	One stop	L + 5.50%	(b)	7.50%	10/2021	284	283	—	284
Community Veterinary Partners, LLC*	One stop	L + 5.50%	(b)	7.50%	10/2021	100	98	—	100
Community Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2021	—	(3)	—	—
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.24%	01/2023	1,041	1,031	0.1	1,030
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.27%	01/2023	5	4	—	4
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%		N/A(6)	01/2023	—	—	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
Southern Veterinary Partners, LLC#	One stop	L + 6.00%	(a)	7.89%	06/2020	$3,880	$3,859	0.4%	$3,880
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(a)	7.89%	06/2020	232	231	—	232
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(a)	7.89%	06/2020	173	171	—	173
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(a)	7.89%	06/2020	77	77	—	77
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(a)	7.89%	06/2020	67	67	—	67
Southern Veterinary Partners, LLC	One stop	L + 6.00%	(a)	7.89%	06/2020	50	48	—	50
Southern Veterinary Partners, LLC(5)	One stop	L + 6.00%		N/A(6)	06/2020	—	(1)	—	(1)
Vetcor Professional Practices LLC*^#	One stop	L + 6.25%	(c)	8.56%	04/2021	28,603	28,259	3.0	28,603
Vetcor Professional Practices LLC*	One stop	L + 6.25%	(c)	8.56%	04/2021	952	945	0.1	952
Vetcor Professional Practices LLC#	One stop	L + 6.25%	(c)	8.56%	04/2021	943	932	0.1	943
Vetcor Professional Practices LLC	One stop	L + 6.25%	(c)	8.56%	04/2021	857	846	0.1	857
Vetcor Professional Practices LLC#	One stop	L + 6.25%	(c)	8.56%	04/2021	741	741	0.1	741
Vetcor Professional Practices LLC^	One stop	L + 6.25%	(c)	8.56%	04/2021	722	713	0.1	722
Vetcor Professional Practices LLC	One stop	L + 6.25%	(c)	8.56%	04/2021	483	476	0.1	483
Vetcor Professional Practices LLC#	One stop	L + 6.25%	(c)	8.56%	04/2021	284	282	—	284
Vetcor Professional Practices LLC#	One stop	L + 6.25%	(c)	8.56%	04/2021	232	231	—	232
Vetcor Professional Practices LLC	One stop	L + 6.25%	(c)	8.56%	04/2021	152	140	—	152
Vetcor Professional Practices LLC(5)	One stop	L + 6.25%		N/A(6)	04/2021	—	(3)	—	—
Veterinary Specialists of North America, LLC^	One stop	L + 5.50%	(c)	7.26%	07/2021	7,368	7,306	0.8	7,368
Veterinary Specialists of North America, LLC*	One stop	L + 5.50%	(c)	7.81%	07/2021	417	415	—	417
Veterinary Specialists of North America, LLC*	One stop	L + 5.50%	(c)	7.63%	07/2021	161	160	—	161
Veterinary Specialists of North America, LLC*	One stop	L + 5.50%	(c)	7.31%	07/2021	63	62	—	63
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(c)	7.81%	07/2021	60	50	—	60
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(a)	7.21%	07/2021	35	33	—	35
Veterinary Specialists of North America, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2021	—	(4)	—	—
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(a)	8.41%	09/2021	6,298	6,180	0.7	6,298
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(a)	8.41%	09/2021	4	3	—	4
						58,288	57,578	6.0	58,275
Printing and Publishing
Brandmuscle, Inc.^	Senior loan	L + 5.00%	(c)	7.31%	12/2021	621	617	0.1	627

Retail Stores
Batteries Plus Holding Corporation	One stop	L + 6.75%	(a)	8.64%	07/2022	11,994	11,773	1.3	11,994
Batteries Plus Holding Corporation	One stop	L + 6.75%	(a)	8.50%	07/2022	38	36	—	38
Cycle Gear, Inc.^	One stop	L + 6.50%	(c)	8.19%	01/2020	10,375	10,292	1.1	10,375
Cycle Gear, Inc.	One stop	L + 6.50%	(a)(c)	8.26%	01/2020	818	808	0.1	818
Cycle Gear, Inc.^	One stop	L + 6.50%	(c)	8.19%	01/2020	606	602	0.1	606
DTLR, Inc.*^#	One stop	L + 6.50%	(c)	8.28%	08/2022	22,846	22,546	2.4	22,846
Elite Sportswear, L.P.	Senior loan	L + 5.25%	(c)	7.56%	03/2020	6,907	6,837	0.7	6,922
Elite Sportswear, L.P.	Senior loan	L + 5.00%	(c)	7.31%	03/2020	2,778	2,749	0.3	2,765
Elite Sportswear, L.P.	Senior loan	L + 5.25%	(c)	7.56%	03/2020	1,429	1,418	0.2	1,432
Elite Sportswear, L.P.	Senior loan	L + 5.00%	(c)(e)	7.31%	03/2020	784	780	0.1	781
Elite Sportswear, L.P.*	Senior loan	L + 5.25%	(c)	7.56%	03/2020	469	465	—	470
Elite Sportswear, L.P.	Senior loan	L + 5.25%	(c)	7.56%	03/2020	217	215	—	217
Elite Sportswear, L.P.*	Senior loan	L + 5.25%	(c)	7.56%	03/2020	207	206	—	208
Elite Sportswear, L.P.	One stop	L + 5.00%	(c)(e)	7.31%	06/2018	20	20	—	20
Feeders Supply Company, LLC	One stop	L + 5.75%	(a)	7.64%	04/2021	4,911	4,842	0.5	4,911
Feeders Supply Company, LLC	Subordinated debt	N/A		6.50% cash/13.00% PIK	04/2021	62	62	—	62
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
Marshall Retail Group LLC, The^#	One stop	L + 6.00%	(c)	7.69%	08/2020	12,020	11,960	1.2	12,020
Marshall Retail Group LLC, The	One stop	P + 4.75%	(e)	9.50%	08/2019	293	282	—	293
Mills Fleet Farm Group LLC*^	One stop	L + 5.50%	(a)	7.39%	02/2022	1,815	1,733	0.2	1,815

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail Stores - (continued)
Paper Source, Inc.^#	One stop	L + 6.25%	(c)	8.56%	09/2019	$12,560	$12,494	1.3%	$12,560
Paper Source, Inc.#	One stop	L + 6.25%	(c)	8.56%	09/2019	1,668	1,658	0.2	1,668
Paper Source, Inc.(5)	One stop	L + 6.25%		N/A(6)	09/2019	—	(9)	—	—
Pet Holdings ULC*^(8)(9)	One stop	L + 5.50%	(c)	7.19%	07/2022	14,553	14,346	1.5	14,553
Pet Holdings ULC(8)(9)	One stop	L + 5.50%	(c)	7.35%	07/2022	75	74	—	75
Pet Holdings ULC(5)(8)(9)	One stop	L + 5.50%		N/A(6)	07/2022	—	(2)	—	—
PetPeople Enterprises, LLC^	One stop	L + 6.00%	(a)	7.89%	09/2023	3,130	3,094	0.3	3,130
PetPeople Enterprises, LLC	One stop	N/A		8.25% PIK	01/2019	155	155	—	162
PetPeople Enterprises, LLC	One stop	L + 6.00%		N/A(6)	09/2023	—	—	—	—
PetPeople Enterprises, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2023	—	(1)	—	—
						110,730	109,435	11.5	110,741
Telecommunications
NetMotion Wireless Holdings, Inc.*^	One stop	L + 6.50%	(c)	8.81%	10/2021	6,505	6,410	0.7	6,505
NetMotion Wireless Holdings, Inc.(5)	One stop	L + 6.50%		N/A(6)	10/2021	—	(1)	—	—
						6,505	6,409	0.7	6,505
Textiles and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	(b)	6.79%	10/2022	2,222	2,187	0.2	2,178
SHO Holding I Corporation	Senior loan	L + 4.00%	(a)(b)	5.72%	10/2021	15	15	—	13
						2,237	2,202	0.2	2,191
Utilities
Arcos, LLC	One stop	L + 6.00%	(c)	8.31%	02/2021	3,553	3,512	0.4	3,553
Arcos, LLC	One stop	L + 6.00%		N/A(6)	02/2021	—	—	—	—
PowerPlan Holdings, Inc.*^	Senior loan	L + 5.25%	(a)	7.14%	02/2022	6,434	6,355	0.7	6,434
PowerPlan Holdings, Inc.*	Senior loan	L + 5.25%	(a)	7.14%	02/2022	5,631	5,584	0.6	5,631
PowerPlan Holdings, Inc.(5)	Senior loan	L + 5.25%		N/A(6)	02/2021	—	(5)	—	—
						15,618	15,446	1.7	15,618
Total non-controlled/non-affiliate company debt investments						$1,618,574	$1,598,920	166.7%	$1,607,073

Equity investments (10)(11)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A		N/A	N/A	2	$1,506	0.1%	$582
NTS Technical Systems	Preferred stock	N/A		N/A	N/A	—	256	—	298
NTS Technical Systems	Preferred stock	N/A		N/A	N/A	—	128	—	164
Tresys Technology Holdings, Inc.(7)	Common stock	N/A		N/A	N/A	295	295	—	—
Whitcraft LLC	Common stock	N/A		N/A	N/A	4	375	0.1	437
							2,560	0.2	1,481
Automobile
Grease Monkey International, LLC	LLC units	N/A		N/A	N/A	354	354	—	354
Polk Acquisition Corp.	LP interest	N/A		N/A	N/A	1	144	—	86
							498	—	440
Beverage, Food and Tobacco
Atkins Nutritionals, Inc.	LLC interest	N/A		N/A	N/A	57	—	—	—
Benihana, Inc.	LLC units	N/A		N/A	N/A	43	699	0.1	747
C. J. Foods, Inc.	Preferred stock	N/A		N/A	N/A	—	75	0.1	412
Cafe Rio Holding, Inc.	Common stock	N/A		N/A	N/A	2	224	—	224
Global ID Corporation	LLC interest	N/A		N/A	N/A	2	242	—	301
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	27	130	—	128
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	12	36	—	36
Purfoods, LLC	LLC interest	N/A		N/A	N/A	381	381	—	437
Rubio's Restaurants, Inc.	Preferred stock	N/A		N/A	N/A	2	945	0.2	1,598
Tate's Bake Shop, Inc.	LP interest	N/A		N/A	N/A	462	219	0.1	721

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Uinta Brewing Company	LP interest	N/A	N/A	N/A	462	$462	—%	$—
						3,413	0.5	4,604
Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	10	1,021	0.2	1,771

Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	90	—	112
Flexan, LLC	Common stock	N/A	N/A	N/A	1	—	—	—
						90	—	112
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.	LLC units	N/A	N/A	N/A	1	1,186	0.4	3,593
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	370	—	—
Inventus Power, Inc.	Common stock	N/A	N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	249	—	404
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	160	160	—	—
						1,965	0.4	3,997
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A	N/A	N/A	296	296	—	322
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	341	0.1	452
Apttus Corporation	Preferred stock	N/A	N/A	N/A	18	263	—	263
Apttus Corporation	Warrant	N/A	N/A	N/A	34	194	—	194
Bomgar Corporation	Common stock	N/A	N/A	N/A	—	108	—	126
Bomgar Corporation	Common stock	N/A	N/A	N/A	72	1	—	195
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	1	87	—	87
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	70	69	—	69
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	—	154	—	182
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	348	—	315
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	368	134	0.1	466
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	1	369	0.1	353
MMan Acquisition Co.	LP interest	N/A	N/A	N/A	263	263	—	262
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	—	346	0.1	346
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	136	—	136
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	417	0.1	386
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	103	4	—	—
Property Brands, Inc.	Preferred stock	N/A	N/A	N/A	28	284	—	284
Secure-24, LLC	LLC units	N/A	N/A	N/A	263	148	0.1	1,182
Switchfly, Inc.	Warrant	N/A	N/A	N/A	60	85	—	128
Valant Medical Solutions, Inc.	Warrant	N/A	N/A	N/A	5	68	—	68
Vendavo, Inc.	Preferred stock	N/A	N/A	N/A	894	894	0.1	822
Verisys Corporation	LLC interest	N/A	N/A	N/A	261	261	—	263
Vitalyst, LLC	Preferred stock	N/A	N/A	N/A	—	61	—	71
Vitalyst, LLC	Common stock	N/A	N/A	N/A	1	7	—	—
Workforce Software, LLC	LLC units	N/A	N/A	N/A	308	308	—	362
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	242	221	—	254
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	43	34	—	19
						5,901	0.7	7,607
Ecological
Pace Analytical Services, LLC	Common stock	N/A	N/A	N/A	3	304	—	311
Electronics
Diligent Corporation	Preferred stock	N/A	N/A	N/A	56	1	—	147
Gamma Technologies, LLC	LLC units	N/A	N/A	N/A	1	134	0.1	499
Project Silverback Holdings Corp.	Preferred stock	N/A	N/A	N/A	3	6	—	259

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics - (continued)
SEI, Inc.	LLC units	N/A	N/A	N/A	340	$265	0.1%	$564
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	152	—	13
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	2	14	—	—
						572	0.2	1,482
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	1,446	0.2	1,959
MyWebGrocer, Inc.	Preferred stock	N/A	N/A	N/A	71	165	—	263
						1,611	0.2	2,222
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	614	0.1	620
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	198	198	—	250
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	579	0.1	429
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	—
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	—	—
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	—	—
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	64	—	—
BIORECLAMATIONIVT, LLC	LLC units	N/A	N/A	N/A	—	407	0.1	671
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	6
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	28	—	38
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	11	—	13
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	—	—	18
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	8,637	864	0.1	960
SSH Corporation	Common stock	N/A	N/A	N/A	—	40	—	95
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	68	—	68
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	87	9	—	—
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	357	0.1	426
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	883	831	0.1	465
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	62	—	74
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	182	—	205
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	—	—	—
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	133	—	142
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	1	—	50
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	148	148	—	128
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	417	—	186
Kareo, Inc.	Warrant	N/A	N/A	N/A	22	160	—	2
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	387	—	251
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	1	149	—	149
MWD Management, LLC & MWD Services	LLC interest	N/A	N/A	N/A	182	182	—	182
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	234	234	—	325
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	210
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	231	—	228
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	—
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	—	154
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	11	76	—	76
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	183	0.1	883
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	683	—	311
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	—	249	—	222
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	3	3	—	—
SLMP, LLC	LLC interest	N/A	N/A	N/A	290	290	0.1	378
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	600
U.S. Renal Care, Inc.	LP interest	N/A	N/A	N/A	1	2,665	0.2	1,467
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	220	—	174
						12,245	1.1	10,456

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	$—	$0.1%	$359
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	72	—	94
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	44	1	—	184
						73	0.1	637
Leisure, Amusement, Motion Pictures, Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	885
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	—	414	—	414
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	7	712	0.1	1,009
						1,838	0.2	2,308
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	LLC units	N/A	N/A	N/A	11	106	—	144
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	210	0.1	1,040
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	—	114	0.1	261
						430	0.2	1,445
Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A	N/A	N/A	70	70	—	70
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	2	201	—	215
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	—	161	—	135
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A	N/A	12	123	—	123
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	38	—	41
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	40	2	—	60
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	766	360	0.1	428
Vetcor Professional Practices LLC	LLC units	N/A	N/A	N/A	85	85	0.1	1,190
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	106	—	147
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	160	—	235
						1,306	0.2	2,644
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	240	—	208

Retail Stores
Barcelona Restaurants, LLC	LP interest	N/A	N/A	N/A	1,996	—	0.8	7,524
Batteries Plus Holding Corporation	LP interest	N/A	N/A	N/A	5	529	0.1	796
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	19	248	—	359
DTLR, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	629
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	158	—	77
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	2	192	—	229
Feeders Supply Company, LLC	Common stock	N/A	N/A	N/A	—	—	—	105
Marshall Retail Group LLC, The	LLC units	N/A	N/A	N/A	15	154	—	89
Paper Source, Inc.	Common stock	N/A	N/A	N/A	8	1,387	0.1	688
Pet Holdings ULC(8)(9)	LP interest	N/A	N/A	N/A	455	386	0.1	577
						3,465	1.2	11,073
Utilities
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	—	260	—	265
PowerPlan Holdings, Inc.	Common stock	N/A	N/A	N/A	152	3	0.1	713
						263	0.1	978

Total non-controlled/non-affiliate company equity investments						$37,795	5.5%	$53,776

Total non-controlled/non-affiliate company investments					$1,618,574	$1,636,715	172.2%	$1,660,849

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled affiliate company investments(13)
Debt investments
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*(8)	One stop	L + 11.00%	(a)	10.89% cash/2.00% PIK	05/2019	$4,348	$4,344	0.4%	$3,913
Benetech, Inc.(8)	One stop	P + 9.75%	(a)(e)	12.31% cash/2.00% PIK	05/2019	157	157	—	44
						4,505	4,501	0.4	3,957

Total non-controlled affiliate company debt investments						$4,505	$4,501	0.4%	$3,957

Equity Investments (10)(11)
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(8)	LLC interest	N/A		N/A	N/A	56	$—	—%	$10
Benetech, Inc.(8)	LLC interest	N/A		N/A	N/A	56	—	—	—
							—	—	10

Total non-controlled affiliate company equity investments							$—	—%	$10

Total non-controlled affiliate company investments						$4,505	$4,501	0.4%	$3,967

Controlled affiliate company investments(14)
Equity investments
Investment Funds and Vehicles
Senior Loan Fund LLC(8)(15)	LLC interest	N/A		N/A	N/A	—	$97,370	9.9%	$94,991

Total controlled affiliate company equity investments							$97,370	9.9%	$94,991

Total investments						$1,623,079	$1,738,586	182.5%	$1,759,807

Cash and cash equivalents and restricted cash and cash equivalents
Cash and restricted cash							$45,040	4.7%	$45,040
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)				1.52% (16)			3,316	0.3	3,316
Total cash and cash equivalents and restricted cash and cash equivalents							$48,356	5.0%	$48,356

Total investments and cash and cash equivalents and restricted cash and cash equivalents							$1,786,942	187.5%	$1,808,163

*	Denotes that all or a portion of the investment secures the notes offered in the 2010 Debt Securitization (as defined in Note 6).
^	Denotes that all or a portion of the investment secures the notes offered in the 2014 Debt Securitization (as defined in Note 6).
#	Denotes that all or a portion of the investment collateralizes the Credit Facility (as defined in Note 6).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of March 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of March 29, 2018. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2018, as the loan may have priced or repriced based on an index rate prior to March 29, 2018, which was the last business day of the period on which LIBOR was determined.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 1.88% as of March 29, 2018.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 2.00% as of March 29, 2018.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.31% as of March 29, 2018.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.45% as of March 29, 2018.
(e) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 4.75% as of March 29, 2018.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2018.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018
(In thousands)

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 5. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of March 31, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Loan was on non-accrual status as of March 31, 2018, meaning that the Company has ceased recognizing interest income on the loan.

(8)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2018, total non-qualifying assets at fair value represented 6.5% of the Company's assets calculated in accordance with the 1940 Act.

(9)	The headquarters of this portfolio company is located in Canada.

(10)	Equity investments are non-income producing securities unless otherwise noted.

(11)	Ownership of certain equity investments may occur through a holding company or partnership.

(12)	The Company holds an equity investment that entitles it to receive preferential dividends.

(13)
As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities ("non-controlled affiliate"). Transactions related to investments in non-controlled affiliates for the six months ended March 31, 2018 were as follows:

Portfolio Company	Fair value as of September 30, 2017	Purchases (cost)(f)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of March 31, 2018	Net realized gain/(loss)	Interest and fee income	Dividend income
Benetech, Inc.(g)	$3,707	$112	$(416)	$—	$—	$564	$3,967	$—	$316	$—
Total Non-Controlled Affiliates	$3,707	$112	$(416)	$—	$—	$564	$3,967	$—	$316	$—

(f)	Purchases at cost includes amounts related to payment-in-kind ("PIK") interest capitalized and added to the principal balance of the respective loans.

(14)
As defined in the 1940 Act, the Company is deemed to be both an "affiliated person" of and "control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) ("controlled affiliate"). Transactions related to investments in controlled affiliates for the six months ended March 31, 2018 were as follows:

Portfolio Company	Fair value as of September 30, 2017	Purchases (cost)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of March 31, 2018	Net realized gain/(loss)	Interest and fee income	Dividend income
Senior Loan Fund LLC(g)	$95,015	$4,112	$(4,200)	$—	$—	$64	$94,991	$—	$—	$3,818
Total Controlled Affiliates	$95,015	$4,112	$(4,200)	$—	$—	$64	$94,991	$—	$—	$3,818

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

(15)	The Company receives quarterly profit distributions from its equity investment in SLF. See Note 4. Investments.

(16)	The rate shown is the annualized seven-day yield as of March 31, 2018.

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

The Company’s investment strategy is to invest primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. The Company may also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, U.S. middle-market companies. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

Note 2. Significant Accounting Policies and Recent Accounting Updates

Basis of presentation:  The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 — Financial Services —  Investment Companies (“ASC Topic 946”).
The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2017, as filed with the U.S. Securities and Exchange Commission (the "SEC").

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

Assets related to transactions that do not meet ASC Topic 860 - Transfers and Servicing (“ASC Topic 860”) requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including 2010 Issuer, 2014 Issuer and Funding that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2018, interest income included $2,361 and $5,070, respectively, of accretion of discounts. For the three and six months ended March 31, 2017, interest income included $1,816 and $3,623, respectively, of accretion of discounts. For the three and six months ended March 31, 2018, the Company received loan origination fees of $2,036 and $4,105, respectively. For the three and six months ended March 31, 2017, the Company received loan origination fees of $1,115 and $3,029, respectively.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2018, the Company recorded PIK income of $234 and $519, respectively, and received PIK payments in cash of $0 and $2, respectively. For the three and six months ended March 31, 2017, the Company recorded PIK income of $829 and $1,396, respectively, and received PIK payments in cash of $186 and $186, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three and six months ended March 31, 2018, fee income included $531 and $966, respectively, of prepayment premiums, which fees are non-recurring. For the three and six months ended March 31, 2017, fee income included $100 and $266, respectively, of prepayment premiums, which fees are non-recurring.

For the three and six months ended March 31, 2018, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $31,332 and $61,963, respectively. For the three and six months ended March 31, 2017, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $28,314 and $59,157, respectively.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended March 31, 2018, the Company recorded dividend income of $1,866 and $4,428, respectively, and return of capital distributions, excluding the Company's investment in LLC equity interests in SLF, of $65 and $373, respectively, and return of capital distributions from the Company's investment in LLC equity interest in SLF of $4,200 and $4,200, respectively. For the three and six months ended March 31, 2017, the Company recorded dividend income of $2,425 and $3,323, respectively, and return of capital distributions, excluding the Company's investment in LLC equity interests in SLF, of $251 and $981, respectively, and return of capital distributions from the Company's investment in LLC equity interest in SLF of $2,100 and $2,100, respectively.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $1,829 and $2,955 as of March 31, 2018 and September 30, 2017, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that it's estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2018, $0 and $0, respectively, was incurred for U.S. federal excise tax. For the three and six months ended March 31, 2017, $7 and $17, respectively, was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2018. The Company's tax returns for the 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan:  The Company has a share repurchase program (the “Program”) which allows the Company to repurchase up to $75,000 of the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2017 and the Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Company did not make any repurchases of its common stock during the three and six months ended March 31, 2018 and 2017.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2018 and September 30, 2017, the Company had deferred debt issuance costs of $3,920 and $4,273, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the three and six months ended March 31, 2018 was $641 and $1,435, respectively. Amortization expense for the three and six months ended March 31, 2017 was $796 and $1,645, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of March 31, 2018 and September 30, 2017, deferred offering costs, which are included in other assets on the Consolidated Statements of Financial Condition, were $111 and $111, respectively.

Accounting for derivative instruments:  The Company does not utilize hedge accounting and marks its derivatives, if any, to market through a net change in unrealized appreciation (depreciation) on derivative instruments in the Consolidated Statements of Operations.

Recent accounting pronouncements:  In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash Restricted Cash, a consensus of the FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. The Company adopted the ASU, which did not have a material impact on the Company’s consolidated financial statements. Prior to adoption, the Company

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

presented the change in restricted cash and cash equivalents separately as a cash flow from investing activity. Upon adoption, the Company included the restricted cash and cash equivalents in each of the balances of the cash, cash equivalents and restricted cash and cash equivalents at the beginning of and end of periods and included the change in restricted cash and cash equivalents as part of the net change in cash, cash equivalents and restricted cash and cash equivalents in the Consolidated Statements of Cash Flows and retrospectively restated the six months ended March 31, 2017.
Note 3. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board most recently reapproved the Investment Advisory Agreement in May 2018. The Investment Adviser is a registered investment adviser with the (the SEC). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.375% of average adjusted gross assets at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of the Company, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company.

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

For the three and six months ended March 31, 2018, the Income Incentive Fee incurred was $2,191 and $4,349, respectively. For the three and six months ended March 31, 2017, the Income Incentive Fee incurred was $1,204 and $2,815, respectively.

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

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2018, the Company accrued a capital gain incentive fee of $820 and $1,533, respectively, which accruals are included in incentive fee in the Consolidated Statements of Operations. For the three and six months ended March 31, 2017, the Company accrued a capital gain incentive fee of $906 and $1,386, respectively, which accruals are included in incentive fee in the Consolidated Statements of Operations. As of March 31, 2018 and September 30, 2017, included in management and incentive fees payable on the Consolidated Statements of Financial Condition were $7,233 and $6,896, respectively, for cumulative accruals for capital gain incentive fees under GAAP, including the amounts payable pursuant to the Investment Advisory Agreement describes above.

As March 31, 2018 and September 30, 2017 the Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) was $0 and $388, respectively. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year and the Company paid a $1,196 Capital Gain Incentive Fee calculated in accordance with the Investment Advisory Agreement as of December 31, 2017. The Company did not pay any capital gain incentive fee under the Investment Advisory Agreement for any period ended prior to December 31, 2017.

The sum of the Income Incentive Fee and the Capital Gain Incentive Fee is the “Incentive Fee.”

Administration Agreement:  Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides the Company with clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company’s day-to-day operations. The Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and the Company's allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

Included in accounts payable and accrued expenses is $621 and $620 as of March 31, 2018 and September 30, 2017, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2018 were $521 and $1,320, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2017 were $737 and $1,319, respectively.

As of March 31, 2018 and September 30, 2017, included in accounts payable and accrued expenses were $410 and $799, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

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

During the three and six months ended March 31, 2018, the Company sold $6,191 and $6,191, respectively, of investments and unfunded commitments to SLF at fair value and recognized $20 and $20, respectively, of net realized gains. During the three and six months ended March 31, 2017, the Company sold $45,924 and $84,231, respectively, of investments and unfunded commitments to SLF at fair value and recognized $310 and $576, respectively, of net realized gains.

During the three and six months ended March 31, 2018, SLF incurred an administrative service fee of $108 and $221, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between SLF and the Administrator. During the three and six months ended March 31, 2017, SLF incurred an administrative service fee of $104 and $231, respectively to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between SLF and the Administrator.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

Note 4. Investments

Investments as of March 31, 2018 and September 30, 2017 consisted of the following:

	As of March 31, 2018			As of September 30, 2017
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$199,340	$197,284	$198,138	$197,734	$195,790	$195,029
One stop	1,414,242	1,396,753	1,403,395	1,348,625	1,331,008	1,334,084
Second lien	9,435	9,322	9,435	9,434	9,306	9,434
Subordinated debt	62	62	62	59	59	59
LLC equity interests in SLF(1)	N/A	97,370	94,991	N/A	97,457	95,015
Equity	N/A	37,795	53,786	N/A	37,619	51,394
Total	$1,623,079	$1,738,586	$1,759,807	$1,555,852	$1,671,239	$1,685,015

(1)	SLF’s proceeds from the LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of March 31, 2018		As of September 30, 2017
Amortized Cost:
United States
Mid-Atlantic	$375,828	21.6%	$341,612	20.4%
Midwest	377,952	21.7	405,901	24.3
West	285,617	16.4	266,546	16.0
Southeast	376,222	21.7	354,663	21.2
Southwest	169,326	9.7	153,520	9.2
Northeast	138,837	8.0	134,164	8.0
Canada	14,804	0.9	14,833	0.9
Total	$1,738,586	100.0%	$1,671,239	100.0%

Fair Value:
United States
Mid-Atlantic	$372,344	21.2%	$339,358	20.1%
Midwest	380,883	21.6	406,694	24.1
West	288,544	16.4	270,185	16.0
Southeast	381,290	21.7	356,846	21.2
Southwest	171,712	9.7	152,312	9.1
Northeast	149,829	8.5	144,468	8.6
Canada	15,205	0.9	15,152	0.9
Total	$1,759,807	100.0%	$1,685,015	100.0%

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2018 and September 30, 2017 were as follows:

	As of March 31, 2018		As of September 30, 2017
Amortized Cost:
Aerospace and Defense	$51,263	3.0%	$59,296	3.6%
Automobile	14,481	0.8	16,507	1.0
Banking	—	—	17,144	1.0
Beverage, Food and Tobacco	111,896	6.4	105,466	6.3
Broadcasting and Entertainment	1,451	0.1	1,458	0.1
Buildings and Real Estate	65,648	3.8	66,317	4.0
Chemicals, Plastics and Rubber	2,415	0.1	2,407	0.1
Diversified/Conglomerate Manufacturing	108,560	6.2	98,121	5.9
Diversified/Conglomerate Service	373,177	21.5	287,765	17.2
Ecological	18,228	1.1	18,081	1.1
Electronics	104,953	6.0	84,454	5.1
Grocery	15,789	0.9	15,876	0.9
Healthcare, Education and Childcare	347,591	20.0	336,386	20.1
Home and Office Furnishings, Housewares, and Durable Consumer	15,955	0.9	16,906	1.0
Hotels, Motels, Inns, and Gaming	9,857	0.6	9,889	0.6
Insurance	43,535	2.5	34,225	2.1
Investment Funds and Vehicles	97,370	5.6	97,457	5.8
Leisure, Amusement, Motion Pictures, Entertainment	76,668	4.4	76,717	4.6
Mining, Steel, Iron and Non-Precious Metals	4,501	0.3	4,806	0.3
Oil and Gas	9,884	0.6	6,362	0.4
Personal and Non Durable Consumer Products (Mfg. Only)	68,403	3.9	68,871	4.1
Personal, Food and Miscellaneous Services	58,884	3.4	73,718	4.4
Printing and Publishing	857	0.0 *	10,567	0.6
Retail Stores	112,900	6.5	135,892	8.1
Telecommunications	6,409	0.4	8,504	0.5
Textiles and Leather	2,202	0.1	2,209	0.1
Utilities	15,709	0.9	15,838	1.0
Total	$1,738,586	100.0%	$1,671,239	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

	As of March 31, 2018		As of September 30, 2017
Fair Value:
Aerospace and Defense	$48,088	2.7%	$56,458	3.4%
Automobile	14,471	0.8	16,677	1.0
Banking	—	—	17,182	1.0
Beverage, Food and Tobacco	114,134	6.5	107,582	6.4
Broadcasting and Entertainment	1,468	0.1	1,469	0.1
Buildings and Real Estate	67,257	3.8	67,376	4.0
Chemicals, Plastics and Rubber	2,451	0.1	2,460	0.1
Diversified/Conglomerate Manufacturing	110,173	6.3	98,664	5.9
Diversified/Conglomerate Service	379,222	21.6	293,632	17.4
Ecological	18,589	1.1	18,536	1.1
Electronics	106,557	6.1	85,381	5.1
Grocery	16,493	0.9	16,603	1.0
Healthcare, Education and Childcare	346,239	19.7	335,880	19.9
Home and Office Furnishings, Housewares, and Durable Consumer	14,592	0.8	14,954	0.9
Hotels, Motels, Inns, and Gaming	10,007	0.6	10,057	0.6
Insurance	44,776	2.5	35,082	2.1
Investment Funds and Vehicles	94,991	5.4	95,015	5.6
Leisure, Amusement, Motion Pictures, Entertainment	77,728	4.4	76,954	4.5
Mining, Steel, Iron and Non-Precious Metals	3,967	0.2	3,707	0.2
Oil and Gas	9,958	0.6	6,351	0.4
Personal and Non Durable Consumer Products (Mfg. Only)	69,786	4.0	70,192	4.2
Personal, Food and Miscellaneous Services	60,919	3.5	72,517	4.3
Printing and Publishing	835	0.0 *	10,805	0.6
Retail Stores	121,814	6.9	144,336	8.6
Telecommunications	6,505	0.4	8,598	0.5
Textiles and Leather	2,191	0.1	2,247	0.1
Utilities	16,596	0.9	16,300	1.0
Total	$1,759,807	100.0%	$1,685,015	100.0%
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

As of March 31, 2018, SLF was capitalized by LLC equity interest subscriptions from its members. On December 14, 2016, the SLF investment committee approved the recapitalization of the commitments of SLF’s members. On December 30, 2016, SLF’s members entered into additional LLC equity interest subscriptions totaling $160,000, SLF issued capital calls totaling $89,930 to the Company and RGA and the subordinated notes previously issued by SLF were redeemed and terminated.

As of March 31, 2018 and September 30, 2017, the Company and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. SLF’s profits and losses are allocated to the Company and RGA in accordance with their respective ownership interests.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”), which as of March 31, 2018 allowed SLF II to borrow up to $200,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

As of March 31, 2018 and September 30, 2017, SLF had the following commitments from its members (in the aggregate):

	As of March 31, 2018		As of September 30, 2017
	Committed	Funded(1)	Committed	Funded(1)
LLC equity commitments	$200,000	$111,280	$200,000	$111,380
Total	$200,000	$111,280	$200,000	$111,380

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of March 31, 2018 and September 30, 2017, SLF had total assets at fair value of $265,524 and $306,235, respectively. As of March 31, 2018, SLF had no portfolio company investments on non-accrual status. As of September 30, 2017, SLF had one portfolio company investment on non-accrual status with a fair value of $329. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of March 31, 2018 and September 30, 2017, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $11,536 and $13,318, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of March 31, 2018 and September 30, 2017:

	As of	As of
	March 31, 2018	September 30, 2017
Senior secured loans(1)	$257,264	$301,583
Weighted average current interest rate on senior secured loans(2)	7.1%	6.4%
Number of borrowers in SLF	43	50
Largest portfolio company investments(1)	$13,785	$13,820
Total of five largest portfolio company investments(1)	$60,492	$61,187

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of March 31, 2018
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	2/2022	6.6%	$2,084	$2,089
1A Smart Start LLC(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	2/2022	6.4	925	926
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	5/2018	6.9	6,561	5,446
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	5/2018	6.9	449	373
Boot Barn, Inc.	Retail Stores	Senior loan	6/2021	6.8	10,073	10,073
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.1	4,678	4,673
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.4	2,514	2,514
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.1	9	9
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.4	8,546	8,375
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.4	4,306	4,220
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	2,429	2,429
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	1,221	1,221
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	40	40
Curo Health Services LLC(4)	Healthcare, Education and Childcare	Senior loan	2/2022	5.8	5,820	5,809
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.9	4,401	4,401
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.9	428	428
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.9	266	266
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	1/2020	7.8	4,700	4,700
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	2/2020	8.1	5,998	5,998
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	2/2020	8.1	1,665	1,665
Flexan, LLC(4)	Chemicals, Plastics and Rubber	Senior loan	2/2020	9.3	468	468
Gamma Technologies, LLC(4)	Electronics	Senior loan	6/2021	6.6	10,211	10,211
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	9/2022	8.8	5,016	5,016
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	3/2024	6.2	2,293	2,282
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	3/2024	6.3	119	119
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	3/2024	6.3	64	63
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	5/2020	8.0	8,745	8,126
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	8.1	1,967	1,573
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	8.4	720	601
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	5/2022	6.9	5,344	5,344
Payless ShoeSource, Inc.	Retail Stores	Senior loan	8/2022	10.7	766	699
Polk Acquisition Corp.	Automobile	Senior loan	6/2022	6.9	4,537	4,446
Polk Acquisition Corp.	Automobile	Senior loan	6/2022	7.2	80	78
Polk Acquisition Corp.	Automobile	Senior loan	6/2022	6.9	53	52
PowerPlan Holdings, Inc.(4)	Utilities	Senior loan	2/2022	7.1	11,365	11,365
Premise Health Holding Corp.(4)	Healthcare, Education and Childcare	Senior loan	6/2020	6.8	11,712	11,712
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	8/2019	8.3	10,204	10,204
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	8/2019	8.3	149	149
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	8/2019	8.3	45	45
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	9/2019	6.9	4,867	4,867
Radiology Partners, Inc.(4)	Healthcare, Education and Childcare	Senior loan	12/2023	7.6	8,874	8,874
Reliant Pro ReHab, LLC(4)	Healthcare, Education and Childcare	Senior loan	12/2018	6.9	3,189	3,189

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of March 31, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2022	6.6%	$3,854	$3,854
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2021	6.0	25	25
Rubio's Restaurants, Inc.(4)	Beverage, Food and Tobacco	Senior loan	10/2019	7.6	4,967	4,967
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	6/2018	7.1	5,524	5,524
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.4	4,758	4,663
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.4	70	68
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.4	70	69
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.4	50	49
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior loan	9/2022	6.5	2,435	2,435
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	1/2022	6.6	3,666	3,666
SEI, Inc.(4)	Electronics	Senior loan	7/2023	7.1	13,785	13,647
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	2/2020	6.6	10,778	10,778
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	7/2021	6.6	5,264	5,243
Severin Acquisition, LLC(4)	Diversified/Conglomerate Service	Senior loan	7/2021	6.8	4,808	4,807
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	7/2021	6.9	665	667
Severin Acquisition, LLC (5)	Diversified/Conglomerate Service	Senior loan	7/2021	N/A (6)	—	(1)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	5/2018	7.5	856	856
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	5/2018	7.5	68	68
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	5/2018	7.5	67	67
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	5/2018	7.5	67	67
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	5/2018	7.5	67	67
Tate's Bake Shop, Inc.(4)	Beverage, Food and Tobacco	Senior loan	8/2019	8.6	2,911	2,911
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.4	4,530	4,530
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	3,550	3,550
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.5	668	668
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.4	500	500
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.5	246	246
Transaction Data Systems, Inc.(4)	Diversified/Conglomerate Service	Senior loan	6/2021	7.6	7,355	7,355
Transaction Data Systems, Inc.(4)	Diversified/Conglomerate Service	Senior loan	6/2020	6.8	11	10
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	1/2024	6.8	2,852	2,838
W3 Co.	Oil and Gas	Senior loan	3/2022	7.9	1,260	1,256
WHCG Management, LLC(4)	Healthcare, Education and Childcare	Senior loan	3/2023	7.1	7,940	7,940
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior loan	8/2022	6.1	5,637	5,609
Total senior loan investments					$257,264	$254,196

Payless ShoeSource, Inc. (7)(8)	Retail Stores	LLC interest	N/A	N/A	35	$174
W3 Co. (7)(8)	Oil and Gas	LLC units	N/A	N/A	3	1,130
Total equity investments						$1,304

Total investments					$257,264	$255,500

(1)	Represents the weighted average annual current interest rate as of March 31, 2018. All interest rates are payable in cash.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(4)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

(6)	The entire commitment was unfunded as of March 31, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Equity investment received as a result of the portfolio company's debt restructuring.

(8)	Non-income producing.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.1%	$2,094	$2,105
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8	928	928
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	6,805	5,784
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	466	396
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.0	3,184	3,184
Arise Virtual Solutions, Inc. (4)	Telecommunications	Senior loan	12/2018	7.3	9,856	9,856
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.8	10,073	10,073
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.1	4,851	4,845
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	8,590	8,418
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	4,328	4,242
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	2,442	2,442
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	1,227	1,227
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	41	41
Curo Health Services LLC (4)	Healthcare, Education and Childcare	Senior loan	02/2022	5.3	5,850	5,867
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5	4,401	4,401
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.6	428	428
EAG, INC.	Diversified/Conglomerate Service	Senior loan	07/2018	5.5	1,964	1,964
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.8	4,725	4,725
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	6,029	6,029
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	1,686	1,686
Flexan, LLC (4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.8	47	47
Gamma Technologies, LLC (4)	Electronics	Senior loan	06/2021	6.0	10,264	10,264
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	3,064	3,064
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.9	5,044	5,044
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.3	2,293	2,293
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	102	102
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	64	64
Joerns Healthcare, LLC (4)	Healthcare, Education and Childcare	Senior loan	05/2020	7.8	8,745	8,202
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	6,762	6,762
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	2,226	2,226
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	822	822
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	2,164	2,164
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,492	1,492
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.2	1,977	1,977
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.2	596	596
Park Place Technologies LLC (4)	Electronics	Senior loan	06/2022	6.3	5,341	5,287
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.2	5,372	5,372
Payless ShoeSource, Inc.	Retail Stores	Senior loan	08/2022	10.3	768	757
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	4,560	4,469
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.7	83	81
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	53	52
PowerPlan Holdings, Inc. (4)	Utilities	Senior loan	02/2022	6.5	11,365	11,365

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2017 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
Premise Health Holding Corp. (4)	Healthcare, Education and Childcare	Senior loan	06/2020	5.8%	$11,772	$11,772
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7	9,738	9,738
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.9	597	597
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.2	5,217	5,217
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	7,793	7,793
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	595	595
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	505	505
Reliant Pro ReHab, LLC (4)	Healthcare, Education and Childcare	Senior loan	12/2017	6.3	3,240	3,240
RSC Acquisition, Inc. (4)	Insurance	Senior loan	11/2022	6.6	3,864	3,864
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.1	15	15
Rubio's Restaurants, Inc. (4)	Beverage, Food and Tobacco	Senior loan	11/2018	6.1	4,992	4,992
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.6	5,792	5,792
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0	4,782	4,686
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.8	70	69
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0	50	49
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.8	34	33
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior loan	09/2022	5.8	2,521	2,490
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0	3,684	3,684
SEI, Inc.	Electronics	Senior loan	07/2021	6.0	13,820	13,820
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0	11,313	11,313
Severin Acquisition, LLC (4)	Diversified/Conglomerate Service	Senior loan	07/2021	6.1	4,832	4,830
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.0	5,290	5,265
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.2	668	670
Severin Acquisition, LLC (5)	Diversified/Conglomerate Service	Senior loan	07/2021	N/A (6)	—	(1)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	867	754
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	60
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC (5)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (6)	—	(15)
Stomatcare DSO, LLC (7)	Healthcare, Education and Childcare	Senior loan	05/2022	6.2% PIK	625	329
Tate's Bake Shop, Inc. (4)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3	2,926	2,926
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.5	4,553	4,553
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	3,567	3,567
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	687	687
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.0	514	514
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	252	252
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6	7,393	7,393
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.8	22	21
W3 Co.	Oil and Gas	Senior loan	03/2022	7.2	1,266	1,269
WHCG Management, LLC (4)	Healthcare, Education and Childcare	Senior loan	03/2023	6.1	7,980	7,980
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,666	5,666
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	10,369	10,369
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	209	209
Total senior loan investments					$301,583	$298,941

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2017 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)

Payless ShoeSource, Inc. (8)(9)	Retail Stores	LLC interest	N/A	N/A	35	$843
W3 Co. (8)(9)	Oil and Gas	LLC units	N/A	N/A	3	1,146
Total equity investments						$1,989

Total investments					$301,583	$300,930

(1)	Represents the weighted average annual current interest rate as of September 30, 2017. All interest rates are payable in cash.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(4)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

(6)	The entire commitment was unfunded as of September 30, 2017. As such, no interest is being earned on this investment.

(7)	Loan was on non-accrual status as of September 30, 2017, meaning that SLF has ceased recognizing interest income on the loan.

(8)	Equity investment received as a result of the portfolio company's debt restructuring.

(9)	Non-income producing.

As of March 31, 2018, the Company has committed to fund $175,000 of LLC equity interest subscriptions to SLF. As of March 31, 2018 and September 30, 2017, $97,370 and $97,457, respectively, of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and six months ended March 31, 2018, the Company received $1,853 and $3,818, respectively, in dividend income from the SLF LLC equity interest. For the three and six months ended March 31, 2017, the Company received $2,417 and $3,163, respectively, in dividend income from the SLF LLC equity interest.

The subordinated notes, previously issued by SLF to the Company and RGA were redeemed and terminated on December 30, 2016. For the three and six months ended March 31, 2017, the Company earned interest income on the subordinated notes of $0 and $1,639, respectively.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

See below for certain summarized financial information for SLF as of March 31, 2018 and September 30, 2017 and for the three and six months ended March 31, 2018 and 2017:

	As of	As of
	March 31, 2018	September 30, 2017
Selected Balance Sheet Information:
Investments, at fair value	$255,500	$300,930
Cash and other assets	10,024	5,305
Total assets	$265,524	$306,235
Senior credit facility	$156,550	$197,700
Unamortized debt issuance costs	(211)	(712)
Other liabilities	623	658
Total liabilities	156,962	197,646
Members’ equity	108,562	108,589
Total liabilities and members' equity	$265,524	$306,235

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Selected Statement of Operations Information:
Interest income	$4,844	$5,476	$9,752	$10,666
Fee income	—	—	25	—
Total investment income	4,844	5,476	9,777	10,666
Interest and other debt financing expense	1,765	2,135	3,844	6,019
Administrative service fee	108	104	221	231
Other expenses	28	31	57	64
Total expenses	1,901	2,270	4,122	6,314
Net investment income	2,943	3,206	5,655	4,352
Net realized gain (loss) on investments	—	(4)	—	(26)
Net change in unrealized appreciation (depreciation) on investments	(1,639)	211	(1,218)	(629)
Net increase (decrease) in members' equity	$1,304	$3,413	$4,437	$3,697

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2018 and 2017. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2018 and September 30, 2017, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs.

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

As of March 31, 2018 and September 30, 2017, there were no secured borrowings outstanding. As of March 31, 2017 all secured borrowings were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

The following tables present fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2018 and September 30, 2017:

As of March 31, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,611,030	$1,611,030
Equity investments(1)	—	—	53,786	53,786
Money market funds(1)(2)	3,316	—	—	3,316
Investment measured at NAV(3)(4)	—	—	—	94,991
Total assets, at fair value:	$3,316	$—	$1,664,816	$1,763,123

As of September 30, 2017	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,538,606	$1,538,606
Equity investments(1)	—	—	51,394	51,394
Money market funds(1)(2)	13,825	—	—	13,825
Investment measured at NAV(3)(4)	—	—	—	95,015
Total assets, at fair value:	$13,825	$—	$1,590,000	$1,698,840

(1)	Refer to the Consolidated Schedules of Investments for further details.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

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
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2018 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of March 31, 2018 was $6,025 and $7,265, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2017 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of March 31, 2017 was $3,994 and $6,389, respectively.

The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the six months ended March 31, 2018 and 2017:

	For the six months ended March 31, 2018
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings
Fair value, beginning of period	$1,538,606	$51,394	$1,590,000	$—
Net change in unrealized appreciation (depreciation) on investments	5,166	2,215	7,381	—
Realized gain (loss) on investments	(4,417)	4,280	(137)	—
Funding of (proceeds from) revolving loans, net	(1,923)	—	(1,923)	—
Fundings of investments	264,857	2,633	267,490	—
PIK interest	512	—	512	—
Proceeds from principal payments and sales of portfolio investments	(196,841)	(6,736)	(203,577)	—
Accretion of discounts and amortization of premiums	5,070	—	5,070	—
Fair value, end of period	$1,611,030	$53,786	$1,664,816	$—

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

	For the six months ended March 31, 2017
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings
Fair value, beginning of period	$1,573,953	$59,732	$1,633,685	$475
Net change in unrealized appreciation (depreciation) on investments	1,904	2,654	4,558	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	(1)
Realized gain (loss) on investments	577	1,016	1,593	—
Funding of (proceeds from) revolving loans, net	1,409	—	1,409	—
Fundings of investments	214,375	1,367	215,742	—
PIK interest	987	—	987	—
Proceeds from principal payments and sales of portfolio investments	(162,826)	(2,207)	(165,033)	—
Non-cash proceeds from subordinated notes in SLF principal payments	(78,689)	—	(78,689)	—
Repayments on secured borrowings	—	—	—	(27)
Accretion of discounts and amortization of premiums	3,623	—	3,623	1
Fair value, end of period	$1,555,313	$62,562	$1,617,875	$448

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2018 and September 30, 2017.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)	$187,196	Market rate approach	Market interest rate	5.3% - 19.0% (7.2%)
		Market comparable companies	EBITDA multiples	5.0x - 15.0x (10.9x)
	10,942	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(2)	$1,398,317	Market rate approach	Market interest rate(3)	4.6% - 17.5% (8.6%)
		Market comparable companies	EBITDA multiples	4.5x - 35.0x (13.2x)
			Revenue multiples(3)	2.0x - 6.5x (3.9x)
	3,249	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(1)	$9,497	Market rate approach	Market interest rate	10.3% - 19.5% (10.4%)
		Market comparable companies	EBITDA multiples	10.5x - 11.5x (10.5x)
Equity(4)	$53,786	Market comparable companies	EBITDA multiples(5)	4.5x - 28.5x (12.1x)
			Revenue multiples(5)	2.0x - 6.0x (3.3x)

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of March 31, 2018 was determined using the market rate approach.

(2)	Excludes $1,829 of non-accrual loans at fair value, which the Company valued on a liquidation basis.

(3)	The Company valued $1,258,113 and $140,204 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(4)	Excludes $94,991 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.

(5)	The Company valued $48,830 and $4,956 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)(2)	$184,529	Market rate approach	Market interest rate	5.6% - 12.5% (6.9%)
		Market comparable companies	EBITDA multiples	5.0x - 17.5x (11.6x)
	10,560	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(3)(4)	$1,327,788	Market rate approach	Market interest rate	2.3% - 39.5% (8.1%)
		Market comparable companies	EBITDA multiples	4.0x - 35.0x (12.5x)
			Revenue multiples	2.0x - 7.5x (3.9x)
	3,281	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(1)	$9,493	Market rate approach	Market interest rate	9.3% - 19.5% (9.4%)
		Market comparable companies	EBITDA multiples	10.5x - 11.0x (10.5x)
Equity(5)	$51,394	Market comparable companies	EBITDA multiples(6)	4.0x - 43.3x (12.5x)
			Revenue multiples(6)	2.0x - 5.8x (3.0x)

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

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of March 31, 2018 and September 30, 2017. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of March 31, 2018		As of September 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$835,200	$832,613	$781,100	$788,762

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from the asset coverage calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200% even if the Company does not approve the modified asset coverage requirement permitted by Section 61(a)(2) of the 1940 Act. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of March 31, 2018, the Company’s asset coverage for borrowed amounts was 272.3% (excluding the SBA debentures).

Debt Securitizations: On July 16, 2010, the Company completed a $300,000 term debt securitization, which was subsequently increased to $350,000 (as amended, “2010 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations ("CLOs") and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company's overall asset coverage requirements. The notes (“2010 Notes”) offered in the 2010 Debt Securitization were issued by the 2010 Issuer, a subsidiary of Holdings. Through October 19, 2016, the 2010 Debt Securitization consisted of $203,000 of Aaa/AAA Class A 2010 Notes that bore interest at a rate of three-month LIBOR plus 1.74%, $12,000 of Class B 2010 Notes that bore interest at a rate of three-month LIBOR plus 2.40% and $135,000 of Subordinated 2010 Notes that do not bear interest. On October 20, 2016, the Company and the 2010 Issuer further amended the 2010 Debt Securitization to, among other things, (a) refinance the issued Class A 2010 Notes by redeeming in full the Class A 2010 Notes and issuing new Class A-Refi 2010 Notes in an aggregate principal amount of $205,000 that bear interest at a rate of three-month LIBOR plus 1.90%, (b) refinance the Class B Notes by redeeming in full the Class B 2010 Notes and issuing new Class B-Refi 2010 Notes in an aggregate principal amount of $10,000 that bear interest at a rate of three-month LIBOR plus 2.40%, and (c) extend the reinvestment period applicable to the 2010 Issuer to July 20, 2018. Following the refinancing, Holdings retained the Class B-Refi 2010 Notes. The Class A-Refi 2010 Notes and Class B-Refi 2010 Notes are secured by the assets held by the 2010 Issuer.

The Class A-Refi 2010 Notes are included in the March 31, 2018 and September 30, 2017, Consolidated Statement of Financial Condition as debt of the Company and the Class B-Refi 2010 Notes were eliminated in consolidation. As of March 31, 2018 and September 30, 2017, the Subordinated 2010 Notes were eliminated in consolidation.

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

As of March 31, 2018 and September 30, 2017, there were 79 and 81 portfolio companies with a total fair value of $339,970 and $345,750, respectively, securing the 2010 Notes. The pool of loans in the 2010 Debt Securitization must meet certain requirements,

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2010 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of March 31, 2018 based on the last interest rate reset was 1.7%. For the three and six months ended March 31, 2018 and 2017, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2018	2017	2018	2017
Stated interest expense	$1,822	$1,485	$3,525	$2,922
Amortization of debt issuance costs	75	62	137	126
Total interest and other debt financing expenses	$1,897	$1,547	$3,662	$3,048
Cash paid for interest expense	$1,747	$1,457	$3,427	$2,815
Annualized average stated interest rate	3.6%	2.9%	3.4%	2.8%
Average outstanding balance	$205,000	$205,000	$205,000	$206,044

As of March 31, 2018, the amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-Refi 2010 Notes are as follows:

Description	Class A-Refi 2010 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$205,000
Moody’s Rating	"Aaa"
S&P Rating	"AAA"
Interest Rate	LIBOR + 1.90%

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). Term debt securitizations are also known as CLOs and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company’s overall asset coverage requirements. The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization initially consisted of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. The Company retained all of the Class C 2014 Notes and LLC equity interests totaling $37,500 and $119,069, respectively. On March 23, 2018, the Company and the 2014 Issuer amended the 2014 Debt Securitization to, among other things, (a) refinance the issued Class A-1 notes issued by the 2014 Issuer the 2014 Notes by redeeming in full the $191.0 million of Class A-1 2014 Notes and issuing new Class A-1-R 2014 Notes in an aggregate principal amount of $191,000 that will bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.75% of the previously outstanding Class A-1 2014 Notes, (b) refinance the Class A-2 2014 Notes by redeeming in full the $20,000 of Class A-2 2014 Notes and issuing new Class A-2-R 2014 Notes in an aggregate principal amount of $20,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.95% of the previously outstanding Class A-2 2014 Notes, (c) refinance the Class B 2014 Notes by redeeming in full the $35,000 of Class B 2014 Notes and issuing new Class B-R 2014 Notes in an aggregate principal amount of $35,000 that bear interest at a rate of three-month LIBOR plus 1.40%, which is a decrease from the rate of three-month LIBOR plus 2.50% of the previously outstanding Class B 2014 Notes, (d) refinance the Class C 2014 Notes by redeeming in full the $37,500 of Class C 2014 Notes and issuing new Class C-R 2014 Notes in an aggregate principal amount of $37,500 that bear interest at a rate of three-month LIBOR plus 1.55%, which is a decrease from the rate of three-month LIBOR plus 3.50% of the previously outstanding Class C 2014 Notes. The Class C-R 2014 Notes were retained by the Company, and the Company remains the sole owner of the equity of the 2014 Issuer. The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the March 31, 2018 Consolidated Statements of Financial Condition as debt of the Company and the Class C-R 2014 Notes and LLC equity interests were eliminated in consolidation. The Class A-1, Class A-2 and Class B 2014 Notes are included in the September 30, 2017

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

Consolidated Statements of Financial Condition as debt of the Company and the Class C 2014 Notes and LLC equity interests were eliminated in consolidation.

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

As of March 31, 2018 and September 30, 2017, there were 87 and 85 portfolio companies with a total fair value of $393,089 and $382,957, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of March 31, 2018 based on the last interest rate reset was 2.3%. For the three and six months ended March 31, 2018 and 2017, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2018	2017	2018	2017
Stated interest expense	$2,143	$1,765	$4,171	$3,469
Amortization of debt issuance costs	178	157	339	318
Total interest and other debt financing expenses	$2,321	$1,922	$4,510	$3,787
Cash paid for interest expense	$3,446	$1,732	$5,450	$3,359
Annualized average stated interest rate	3.5%	2.9%	3.4%	2.8%
Average outstanding balance	$246,000	$246,000	$246,000	$246,000

As of March 31, 2018, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1-R, A-2-R and B-R 2014 Notes are as follows:

Description	Class A-1-R 2014 Notes	Class A-2-R 2014 Notes	Class B-R 2014 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$191,000	$20,000	$35,000
Moody’s Rating	"Aaa"	"Aaa"	"Aa1"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 0.95%	LIBOR + 0.95%	LIBOR + 1.40%

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350,000 and the maximum amount that a single SBIC licensee may issue is $150,000. As of March 31, 2018, SBIC IV, SBIC V and SBIC VI had $115,000, $150,000 and $12,500, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2028, leaving incremental borrowing capacity of $72,500 under present SBIC regulations. As of September 30, 2017, SBIC IV, SBIC V and SBIC VI had $125,000 and $133,000 and $9,000, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and September 2027.

The interest rate on the outstanding debentures as of March 31, 2018 is fixed at an average annualized interest rate of 3.4%. For the three and six months ended March 31, 2018 and 2017, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2018	2017	2018	2017
Stated interest expense	$2,263	$2,410	$4,539	$4,866
Amortization of debt issuance costs	270	340	549	713
Total interest and other debt financing expenses	$2,533	$2,750	$5,088	$5,579
Cash paid for interest expense	$4,512	$4,764	$4,512	$4,764
Annualized average stated interest rate	3.4%	3.5%	3.4%	3.5%
Average outstanding balance	$273,916	$283,000	$270,420	$281,253

Revolving Credit Facility: On July 21, 2011, Funding entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent and lender, which as of March 31, 2018, allowed Funding to borrow up to $170,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Through a series of amendments, most recently on December 14, 2017, the Company and Funding amended the Credit Facility to, among other things, decrease the size of the Credit Facility from $225,000 to $170,000 and decrease the interest the Credit Facility bears from one-month LIBOR plus 2.25% to one-month LIBOR plus 2.15%. The reinvestment period expires on September 27, 2018 and the stated maturity date is September 28, 2022. In addition to the stated interest rate on the Credit Facility, the Company is required to pay a non-usage fee at a rate between 0.50% and 2.00% per annum depending on the size of the unused portion of the Credit Facility.
The Credit Facility is collateralized by all of the assets held by Funding, and GBDC has pledged its interests in Funding as collateral to Wells Fargo Bank, N.A., as the collateral agent, under an ancillary agreement to secure the obligations of GBDC as the transferor and servicer under the Credit Facility. Both GBDC and Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Credit Facility is subject to the 200% asset coverage requirements contained in the 1940 Act.

The Company has transferred certain loans and debt securities it has originated or acquired from time to time to Funding through a purchase and sale agreement and may cause Funding to originate or acquire loans in the future, consistent with the Company’s investment objectives.

As of March 31, 2018 and September 30, 2017, the Company had outstanding debt under the Credit Facility of $106,700 and $63,100, respectively. For the three and six months ended March 31, 2018, the Company had borrowings on the Credit Facility of $144,750 and

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

$243,350 and repayments on the Credit Facility of $148,350 and $199,750, respectively. For the three and six months ended March 31, 2017, the Company had borrowings on the Credit Facility of $96,500 and $226,750 and repayments on the Credit Facility of $122,350 and $223,800, respectively.

For the three and six months ended March 31, 2018 and 2017, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2018	2017	2018	2017
Stated interest expense	$946	$1,149	$1,513	$2,238
Facility fees	91	65	437	133
Amortization of debt issuance costs	118	237	410	488
Total interest and other debt financing expenses	$1,155	$1,451	$2,360	$2,859
Cash paid for interest expense and facility fees	$1,031	$1,222	$1,934	$2,282
Annualized average stated interest rate	3.8%	3.1%	3.5%	3.0%
Average outstanding balance	$100,843	$149,512	$87,128	$149,390

Revolver:  On June 22, 2016, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $20,000 and expiration date of June 22, 2019. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 2.0% as of March 31, 2018. As of March 31, 2018 and September 30, 2017, the Company had no outstanding debt under the Adviser Revolver. For the three and six months ended March 31, 2018 and 2017, the Company had no borrowings and repayments, did not incur any interest expense and no cash was paid for interest on the Adviser Revolver.

The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility and Adviser Revolver) for the three and six months ended March 31, 2018 was $825,759 and $808,548, respectively. The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility and Adviser Revolver) for the three and six months ended March 31, 2017 was $883,512 and $882,687, respectively.

For the three and six months ended March 31, 2018, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding was 3.9% and 3.9%, respectively. For the three and six months ended March 31, 2017, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.5% and 3.5%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2018 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2010 Debt Securitization	$205,000	$—	$—	$—	$205,000
2014 Debt Securitization	246,000	—	—	—	246,000
SBA debentures	277,500	—	—	115,000	162,500
Credit Facility	106,700	—	—	106,700	—
Adviser Revolver	—	—	—	—	—
Total borrowings	$835,200	$—	$—	$221,700	$613,500

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

As of March 31, 2018 and September 30, 2017, there were no secured borrowings outstanding.

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

For the three and six months ended March 31, 2017, the effective annualized average interest rate on secured borrowings, which includes amortization of original issuance costs, was 2.7% and 2.7%, respectively, and interest expense was $3 and $6, respectively and amortization of original issue discount was $1 for each respective period.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $62,149 and $60,497 under various undrawn revolvers and other credit facilities as of March 31, 2018 and September 30, 2017, respectively. As described in Note 4, the Company had commitments of up to $77,630 and $77,543 to SLF as of March 31, 2018 and September 30, 2017, respectively that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of March 31, 2018 and September 30, 2017. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

Note 8. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2018	2017
Net asset value at beginning of period	$16.08	$15.96
Net increase in net assets as a result of issuance of shares(2)	—	0.01
Net increase in net assets as a result of public offering	—	0.08
Distributions declared:
From net investment income	(0.67)	(0.87)
From capital gains	(0.05)	(0.02)
Net investment income(3)	0.62	0.61
Net realized gain (loss) on investments	—	0.02
Net change in unrealized appreciation (depreciation) on investments	0.13	0.09
Net asset value at end of period	$16.11	$15.88
Per share market value at end of period	$17.89	$19.88
Total return based on market value(4)	(0.93)%	12.32%
Number of common shares outstanding	59,867,531	57,103,423

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2018	2017
Ratio of net investment income to average net assets*	7.74%	7.67%
Ratio of total expenses to average net assets(5)*	6.96%	7.28%
Ratio of incentive fees to average net assets	0.61%	0.48%
Ratio of expenses (without incentive fees) to average net assets*	6.35%	6.80%
Total return based on average net asset value(6)*	9.26%	9.10%
Net assets at end of period	$964,356	$906,881
Average debt outstanding	$808,548	$882,687
Average debt outstanding per share	$13.51	$15.46
Portfolio turnover*	24.06%	19.66%
Asset coverage ratio(7)	272.33%	255.31%
Asset coverage ratio per unit(8)	$2,723	$2,553
Average market value per unit:(9)
2010 Debt Securitization	N/A	N/A
2014 Debt Securitization	N/A	N/A
SBA Debentures	N/A	N/A
Credit Facility	N/A	N/A
Revolver	N/A	N/A
Adviser Revolver	N/A	N/A

* Annualized for periods of less than one year.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	Net increase in net assets as a result of issuance of shares related to shares issued through the DRIP.

(3)	Net investment income per share for the six months ended March 31, 2018 and 2017 is shown after a net expense of $0 and $17, respectively, for U.S. federal excise tax.

(4)	Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(5)	Expenses, other than incentive fees, are annualized for a period less than one year.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

(6)
Total return based on average net asset value is calculated as (a) the net increase in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.

(7)
In accordance with the 1940 Act, with certain limited exceptions, the Company currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing (excluding the Company's SBA debentures pursuant to exemptive relief received by the Company from the SEC).

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

Note 9. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2018 and 2017:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Earnings available to stockholders	$23,032	$20,740	$44,347	$39,724
Basic and diluted weighted average shares outstanding	59,744,054	55,395,179	59,663,361	55,228,210
Basic and diluted earnings per share	$0.39	$0.38	$0.75	$0.72

Note 10. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the six months ended March 31, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Six months ended March 31, 2017
11/14/2016	12/12/2016	12/29/2016	$0.57	(1)	$28,239	177,970	$3,145
02/07/2017	03/07/2017	03/30/2017	$0.32		$15,509	116,386	$2,167
Six months ended March 31, 2018
11/17/2017	12/12/2017	12/28/2017	$0.40	(2)	$20,959	163,955	$2,872
02/06/2018	03/08/2018	03/30/2018	$0.32		$16,978	126,283	$2,139

(1)	Includes a special distribution of $0.25 per share.

(2)	Includes a special distribution of $0.08 per share.

Note 11. Subsequent Events

On May 4, 2018, the Board declared a quarterly distribution of $0.32 per share payable on June 28, 2018 to holders of record as of June 8, 2018.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $25.0 billion in capital under management as of March 31, 2018, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, which was most recently reapproved by our board of directors in May 2018, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC.

Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

We seek to create a portfolio that includes primarily one stop and other senior secured loans by primarily investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of U.S. middle-market companies. We may also selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

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

As of March 31, 2018 and September 30, 2017, our portfolio at fair value was comprised of the following:

	As of March 31, 2018		As of September 30, 2017
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$198,138	11.3%	$195,029	11.6%
One stop	1,403,395	79.7	1,334,084	79.2
Second lien	9,435	0.5	9,434	0.6
Subordinated debt	62	0.0 *	59	0.0 *
LLC equity interests in SLF(1)	94,991	5.4	95,015	5.6
Equity	53,786	3.1	51,394	3.0
Total	$1,759,807	100.0%	$1,685,015	100.0%

*	Represents an amount less than 0.1%.

(1)	Proceeds from the limited liability company, or LLC, equity interests invested in Senior Loan Fund LLC or SLF were utilized by SLF to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2018 and September 30, 2017, one stop loans included $140.2 million and $138.6 million, respectively, of late stage lending loans at fair value. As of March 31, 2018 and September 30, 2017, we had debt and equity investments in 189 and 185 portfolio companies, respectively, and an investment in SLF.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, and the total return based on our average net asset value, in each case for the three and six months ended March 31, 2018 and 2017 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2018	2017	2018	2017
Weighted average annualized income yield(1)(2)	8.2%	7.7%	8.0%	7.7%
Weighted average annualized investment income yield(1)(3)	8.8%	8.2%	8.7%	8.2%
Total return based on average net asset value(4)*	9.7%	9.6%	9.3%	9.1%
Total return based on net asset value per share(5)	0.2%	0.7%	(0.9)%	12.3%

* Annualized for periods of less than one year.

(1)
For the three and six months ended March 31, 2018 and for the three months ended March 31, 2017, weighted average annualized income yield and weighted average annualized investment income yield do not reflect interest income from subordinated notes in SLF, which were redeemed on December 30, 2016.

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

(5)	Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies—Revenue Recognition.”

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

Collateral management fees are paid directly by the 2010 Issuer and the 2014 Issuer to GC Advisors and offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2010 Issuer and 2014 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring and subsequent amendments of a $350.0 million term debt securitization, or the 2010 Debt Securitization and the initial structuring of a $402.6 million term debt securitization, or the 2014 Debt Securitization and, together with the 2010 Debt Securitization, the Debt Securitizations. Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by us, which is consolidated by us and subject to our overall asset coverage requirement. The 2010 Issuer and 2014

Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2010 Debt Securitization and the 2014 Debt Securitization, as applicable.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

On May 4, 2018, our board of directors declared a quarterly distribution of $0.32 per share payable on June 28, 2018 to holders of record as of June 8, 2018.

Consolidated Results of Operations

Consolidated operating results for the three and six months ended March 31, 2018 and 2017 are as follows:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In thousands)			(In thousands)
Interest income	$32,008	$29,138	$2,870	$62,653	$58,389	$4,264
Income from accretion of discounts and origination fees	2,361	1,816	545	5,070	3,623	1,447
Interest and dividend income from investments in SLF(1)	1,853	2,417	(564)	3,818	4,802	(984)
Dividend income	13	8	5	610	160	450
Fee income	662	178	484	1,196	432	764
Total investment income	36,897	33,557	3,340	73,347	67,406	5,941
Total expenses	18,369	17,003	1,366	36,308	33,889	2,419
Net investment income - before excise tax	18,528	16,554	1,974	37,039	33,517	3,522
Excise tax	—	7	(7)	—	17	(17)
Net investment income - after excise tax	18,528	16,547	1,981	37,039	33,500	3,539
Net realized gain (loss) on investments	(618)	686	(1,304)	(137)	1,593	(1,730)
Net change in unrealized appreciation (depreciation) on investments, and secured borrowings	5,122	3,507	1,615	7,445	4,631	2,814
Net increase in net assets resulting from operations	$23,032	$20,740	$2,292	$44,347	$39,724	$4,623
Average earning debt investments, at fair value(2)	$1,605,811	$1,541,354	$64,457	$1,589,098	$1,535,387	$53,711
Average investments in subordinated notes of SLF, at fair value	—	—	—	—	38,639	(38,639)
Average earning portfolio company investments, at fair value(2)	$1,605,811	$1,541,354	$64,457	$1,589,098	$1,574,026	$15,072

(1)
The investments in SLF include our investments in LLC equity interests in SLF for the three and six months ended March 31, 2018 and the three months ended March 31, 2017. For the six months ended March 31, 2017, the investments in SLF include our investments in both subordinated notes (prior to their redemption by SLF on December 30, 2016) and LLC equity interests in SLF.

(2)	Does not include our investment in LLC equity interests in SLF.
Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income increased from the three months ended March 31, 2017 to the three months ended March 31, 2018 by $3.3 million primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our investment portfolio, of $64.5 million, an increase in the London Interbank Offered Rate, or LIBOR, as well as increased prepayment fee income and accretion of discounts resulting from increased debt investment payoffs. These increases were partially offset by a decline in income from our investments in SLF, which was attributable to a decline in the credit performance of SLF's portfolio.

Investment income increased from the six months ended March 31, 2017 to the six months ended March 31, 2018 by $5.9 million primarily as a result of an increase in the average earning debt investment balance of $53.7 million, an increase in LIBOR, as well as increased prepayment fee income and accretion of discounts resulting from increased debt investment payoffs. These increases were partially offset by a decline in income from our investments in SLF, which was attributable to a decline in the credit performance of SLF's portfolio.

The annualized income yield by debt security type for the three and six months ended March 31, 2018 and 2017 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2018	2017	2018	2017
Senior secured	7.1%	6.5%	6.8%	6.4%
One stop	8.4%	7.8%	8.2%	7.8%
Second lien	9.8%	10.7%	9.7%	10.7%
Subordinated debt	19.8%	6.9%	19.8%	6.8%
Subordinated notes in SLF(1)	N/A	N/A	N/A	8.5%

(1)	SLF’s proceeds from the subordinated notes were utilized by SLF to invest in senior secured loans. SLF redeemed the outstanding balance on the subordinated notes on December 30, 2016.
Annualized income yields on one stop and senior secured loans increased for the three and six months ended March 31, 2018 primarily due to the rise in LIBOR. As of March 31, 2018, we have one second lien investment and one subordinated debt investment as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, quarterly income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment. The decrease in the annualized income yield on second lien investments for the three and six months ended March 31, 2018 was driven by the payoff on higher yielding second lien investments. The increase in the annualized income yield on subordinated debt investments for the three and six months ended March 31, 2018 was driven by the payoff of a lower yielding subordinated debt investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three and six months ended March 31, 2018 and 2017:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In thousands)			(In thousands)
Interest and other debt financing expenses	$7,265	$6,878	$387	$14,185	$13,635	$550
Amortization of debt issuance costs	641	796	(155)	1,435	1,645	(210)
Base management fee	5,929	5,848	81	11,859	11,685	174
Income incentive fee	2,191	1,204	987	4,349	2,815	1,534
Capital gain incentive fee	820	906	(86)	1,533	1,386	147
Professional fees	775	717	58	1,463	1,297	166
Administrative service fee	621	524	97	1,239	1,125	114
General and administrative expenses	127	130	(3)	245	301	(56)
Total expenses	$18,369	$17,003	$1,366	$36,308	$33,889	$2,419
Average debt outstanding(1)	$825,759	$883,512	$(57,753)	$808,548	$882,687	$(74,139)

(1)
For the three and six months ended March 31, 2018, there were no secured borrowings outstanding. For the three and six months ended March 31, 2017, we have excluded $0.5 million of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meet the definition of a “participating interest”, as defined in the guidance to Accounting Standards Codification, or ASC, Topic 860 — Transfers and Servicing, or ASC Topic 860.

Interest Expense

Interest and other debt financing expenses increased by $0.4 million from the three months ended March 31, 2017 to the three months ended March 31, 2018 primarily due to the increase in LIBOR which was partially offset by a decrease in the weighted average of outstanding borrowings from $883.5 million for the three months ended March 31, 2017 to $825.8 million for the three months ended March 31, 2018. The decrease in our debt was primarily driven by a decrease in the outstanding balance on our Credit Facility of $37.7 million. The effective annualized average interest rate on our outstanding debt increased to 3.9% for the six months ended March 31, 2018 from 3.5% for the six months ended March 31, 2017 primarily due to the increase in LIBOR.

Interest and other debt financing expenses increased by $0.6 million from the six months ended March 31, 2017 to the six months ended March 31, 2018 primarily due to the increase in LIBOR which was partially offset by a decrease in the weighted average of outstanding borrowings from $882.7 million for the six months ended March 31, 2017 to $808.5 million for the six months ended March 31, 2018. The effective annualized average interest rate on our outstanding debt increased to 3.9% for the six months ended March 31, 2018 from 3.5% for the six months ended March 31, 2017 primarily due to the increase in LIBOR.

Management Fee

The base management fee remained stable from the three and six months ended March 31, 2017 to the three and six months ended March 31, 2018.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $1.0 million and $1.5 million from the three and six months ended March 31, 2017 to the three and six months ended March 31, 2018 primarily as a result of the increase in net investment income. This resulted in an increase in the rate of return on the value of our net assets for the three and six months ended March 31, 2018. For the three months ended March 31, 2018, while still not fully through the catch-up provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income (as defined below) increased to 10.2% compared to 6.5% for the three months ended March 31, 2017. For the six months ended March 31, 2018, while still not fully through the catch-up provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income (as defined below) increased to 10.1% compared to 7.5% for the three months ended March 31, 2017.

The Capital Gain Incentive Fee equals (a) 20.0% of our Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. Our “Capital Gain Incentive Fee Base” equals (1) the sum of (i) realized capital gains, if any, on a cumulative positive basis from the date the we elected to become a business development company through the end of each calendar year, (ii) all realized capital losses on a cumulative basis and (iii) all unrealized capital depreciation on a cumulative basis less (2) all unamortized deferred financing costs, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.  In addition, in accordance with generally accepted accounting principles in the United States of America, or GAAP, we are required to also include the aggregate unrealized capital appreciation on investments in the calculation and accrue the capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement.

The accrual for capital gain incentive fee under GAAP was $0.8 million, or $0.01 per share, and $1.5 million, or $0.02 per share, for the three and six months ended March 31, 2018, respectively. The accrual for capital gain incentive fee under GAAP was $0.9 million, or $0.02 per share, and $1.4 million, or $0.03 per share, for the three and six months ended March 31, 2017, respectively. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

The capital gain incentive fee accrual which was calculated in accordance with GAAP as of March 31, 2018 and 2017 was $7.2 million and $6.9 million, respectively, of which $0.0 million and $0.0 million, respectively, were payable as a Capital Gain Incentive Fee pursuant to the Investment Advisory Agreement. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year, and we paid a $1.2 million Capital Gain Incentive Fee calculated in accordance with the Investment Advisory Agreement as of December 31, 2017. The Company did not pay any Capital Gain Incentive Fee calculated under the Investment Advisory Agreement as of any date prior to December 31, 2017.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses remained stable from the three months ended March 31, 2017 to the three months ended March 31, 2018 and increased by $0.2 million from the six months ended March 31, 2017 to the six months ended March 31, 2018. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and six months ended March 31, 2018 were $0.5 million and $1.3 million, respectively. Total expenses reimbursed by us to the Administrator for the three and six months ended March 31, 2017 were $0.7 million and $1.3 million, respectively.

As of March 31, 2018 and September 30, 2017, included in accounts payable and accrued expenses were $0.4 million and $0.8 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2018, we did not incurred a net expense for U.S. federal excise tax. For the three and six months ended March 31, 2017, we incurred a net expense of $7,000 and $17,000, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$(618)	$686	$(1,304)	$(137)	$1,593	$(1,730)
Net realized gain (loss)	$(618)	$686	$(1,304)	$(137)	$1,593	$(1,730)
Unrealized appreciation on investments	13,177	10,103	3,074	20,006	15,645	4,361
Unrealized (depreciation) on investments	(7,343)	(7,167)	(176)	(12,625)	(11,087)	(1,538)
Unrealized appreciation on investments in SLF(1)	—	570	(570)	64	72	(8)
Unrealized (depreciation) on investments in SLF(2)	(712)	—	(712)	—	—	—
Unrealized appreciation on secured borrowings	—	1	(1)	—	1	(1)
Net change in unrealized appreciation (depreciation) on investments, investments in SLF	$5,122	$3,507	$1,615	$7,445	$4,631	$2,814

(1)	Unrealized appreciation on investments in SLF includes our investment in LLC equity interests in SLF.

(2)	Unrealized (depreciation) on investments in SLF includes our investment in LLC equity interests in SLF.
For the three months ended March 31, 2018, we had a net realized loss of $0.6 million primarily due to the write off of one non-accrual portfolio company investment which was partially offset by a gain on the sale of one equity investment. For the six months ended March 31, 2018, we had a net realized loss of $0.1 million primarily due to the write off of one non-accrual portfolio company investment which was partially offset by the sale of portfolio company investments to SLF and the sale of seven equity investments.

For the three months ended March 31, 2018, we had $13.2 million in unrealized appreciation on 123 portfolio company investments, which was partially offset by $7.3 million in unrealized depreciation on 151 portfolio company investments. For the six months ended March 31, 2018, we had $20.0 million in unrealized appreciation on 141 portfolio company investments, which was partially offset by $12.6 million in unrealized depreciation on 149 portfolio company investments. Unrealized appreciation during the three and six months ended March 31, 2018 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sales of portfolio company investments during the three and six months ended March 31, 2018.

For the three months ended March 31, 2018, we had $0.7 million in unrealized depreciation on our investment in SLF LLC equity interests, which was primarily driven by net negative credit related adjustments associated with SLF's investment portfolio. For the six months ended March 31, 2018, we had $0.1 million in unrealized appreciation on our investment in SLF LLC equity interests, which was driven by net positive credit related adjustments associated with SLF's investment portfolio that were partially offset by SLF's one non-accrual portfolio company investment.

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

Liquidity and Capital Resources

For the six months ended March 31, 2018, we experienced a net decrease in cash, cash equivalents and restricted cash and cash equivalents of $14.2 million. During the period, cash used in operating activities was $29.3 million, primarily as a result of fundings of portfolio investments of $271.6 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $207.8 million and net investment income of $37.0 million. Lastly, cash provided by financing activities was $15.1 million, primarily driven by borrowings on debt of $263.9 million that were partially offset by repayments of debt of $209.8 million and distributions paid of $37.9 million.

For the six months ended March 31, 2017, we experienced a net decrease in cash and cash equivalents and restricted cash and cash equivalents of $45.6 million. During the period, cash used in operating activities was $31.9 million, primarily as a result of fundings of portfolio investments of $228.3 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $167.1 million and net investment income of $33.5 million. Lastly, cash used in financing activities was $13.7 million, primarily driven by repayments of debt of $233.8 million and distributions paid of $43.7 million that were partially offset by borrowings on debt of $233.8 million and proceeds from shares sold of $32.3 million.

As of March 31, 2018 and September 30, 2017, we had cash and cash equivalents of $5.9 million and $4.0 million, respectively. In addition, we had restricted cash and cash equivalents of $42.5 million and $58.6 million as of March 31, 2018 and September 30, 2017, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of March 31, 2018, $32.9 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitizations, which are described in further detail in Note 6 to our consolidated financial statements, and for the payment of interest expense on the notes issued in the Debt Securitizations. As of March 31, 2018, $4.8 million of our restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. As of March 31, 2018, $4.8 million of our restricted cash and cash equivalents could be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs, which are described in further detail in Note 6 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of March 31, 2018, the Credit Facility allowed Funding to borrow up to $170.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2018 and September 30, 2017, we had $106.7 million and $63.1 million outstanding under the Credit Facility, respectively. As of March 31, 2018 and September 30, 2017, subject to leverage and borrowing base restrictions, we had approximately $63.3 million and $161.9 million, respectively, of remaining commitments and $63.3 million and $95.0 million, respectively, of availability on the Credit Facility.

On June 22, 2016, we entered into an unsecured revolving credit facility with GC Advisors, or the Adviser Revolver, which permits us to borrow up to $20.0 million at any one time outstanding. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within the same quarter in which they are drawn. As of March 31, 2018 and September 30, 2017, we had no amounts outstanding on the Adviser Revolver.

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

As of March 31, 2018 and September 30, 2017, the 2010 Notes consisted of $205.0 million of Class A-Refi 2010 Notes, which bear interest at a rate of three-month LIBOR plus 1.90%, $10.0 million of Class B-Refi 2010 Notes, which bear interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that do not bear interest. The Class A-Refi 2010 Notes are included in the March 31, 2018 and September 30, 2017 Consolidated Statements of Financial Condition as our debt and the Class B-Refi 2010 Notes and Subordinated 2010 Notes were eliminated in consolidation. As of March 31, 2018 and September 30, 2017, we had outstanding debt under the 2010 Debt Securitization of $205.0 million.

On June 5, 2014, we completed the 2014 Debt Securitization in which the 2014 Issuer issued an aggregate of $402.6 million of notes, or the 2014 Notes, including, prior to their redemption on March 23, 2018, $191.0 million of Class A-1 2014 Notes, which bore interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bore interest at a rate of three-month LIBOR plus 1.95%, $35.0 million of Class B 2014 Notes, which bore interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bore interest at a rate of three-month LIBOR plus 3.50%, and $119.1 million of LLC equity interests in the 2014 Issuer that do not bear interest. We retained all of the Class C 2014 Notes and LLC equity interests in the 2014 Issuer totaling $37.5 million and $119.1 million, respectively. On March 23, 2018, we amended the 2014 Debt Securitization to, among other things, (a) refinance the issued Class A-1 notes issued by the 2014 Issuer by redeeming in full the $191.0 million of Class A-1 2014 Notes and issuing new Class A-1-R 2014 Notes in an aggregate principal amount of $191.0 million that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.75% of the previously outstanding Class A-1 2014 Notes, (b) refinance the Class A-2 2014 Notes by redeeming in full the $20.0 million of Class A-2 2014 Notes and issuing new Class A-2-R 2014 Notes in an aggregate principal amount of $20.0 million that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.95% of the previously outstanding Class A-2 2014 Notes, (c) refinance the Class B 2014 Notes by redeeming in full the $35.0 million of Class B 2014 Notes and issuing new Class B-R 2014 Notes in an aggregate principal amount of $35.0 million that bear interest at a rate of three-month LIBOR plus 1.40%, which is a decrease from the rate of three-month LIBOR plus 2.50% of the previously outstanding Class B 2014 Notes, (d) refinance the Class C 2014 Notes by redeeming in full the $37.5 million of Class C 2014 Notes and issuing new Class C-R 2014 Notes in an aggregate principal amount of $37.5 million that bear interest at a rate of three-month LIBOR plus 1.55%, which is a decrease from the rate of three-month LIBOR plus 3.50% of the previously outstanding Class C 2014 Notes. The Class C-R 2014 Notes were retained by us, and we remain the sole owner of the equity of the 2014 Issuer.

The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the March 31, 2018 Consolidated Statements of Financial Condition as our debt and the Class C-R 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of March 31, 2018, we had outstanding debt under the 2014 Debt Securitization of $246.0 million. The Class A-1, Class A-2 and Class B 2014 Notes are included in the September 30, 2017 Consolidated Statements of Financial Condition as our debt and the Class C 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of September 30, 2017, we had outstanding debt under the 2014 Debt Securitization of $246.0 million.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350.0 million and the maximum amount that a single SBIC licensee may issue is $150.0 million. As of March 31, 2018, GC SBIC IV, L.P., or SBIC IV, GC SBIC V, L.P., or SBIC V, and GC SBIC VI, L.P., or SBIC VI, had $115.0 million, $150.0 million, and $12.5 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2028 leaving incremental borrowing capacity of $72.5 million under present SBIC regulations. As of September 30, 2017, SBIC IV, SBIC V and SBIC VI had $125.0 million, $133.0 million and $9.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and September 2027.

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act, or SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We are still evaluating the merits of operating with a higher leverage ratio and the path forward, if any, on seeking approval.

On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from our asset coverage calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200% even if we do not approve the modified asset coverage requirement permitted by Section 61(a)(2) of the 1940 Act. This provides us with increased investment flexibility but also increases our risks related to leverage. As of March 31, 2018, our asset coverage for borrowed amounts was 272.3% (excluding the SBA debentures).

As of March 31, 2018 and September 30, 2017, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $62.1 million and $60.5 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. As of March 31, 2018, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility and Adviser Revolver and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, as a business development company may be unable to enter into certain types of securitization transactions.  We have requested no action relief from the SEC that, if granted, would permit us to once again utilize securitizations in which assets are transferred through GC Advisors, but we cannot provide assurance that the SEC or any other regulatory authority will grant our request, which would permit us to enter into certain types of securitization transactions, on a timely basis or at all. As the reinvestment period for one of our securitizations expired on April 28, 2018, we are looking to expand our secured debt financing facilities, including through an expansion of our existing bank facility.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future securities offerings and through our DRIP as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition, we may, from time to time, amend or refinance our leverage facilities and securitization financings, to the extent permitted by applicable law. In addition to capital not being available, it also may not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing capital generated from repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.

Portfolio Composition, Investment Activity and Yield

As of March 31, 2018 and September 30, 2017, we had investments in 189 and 185 portfolio companies, respectively, with a total fair value of $1,664.8 million and $1,590.0 million, respectively, and had investments in SLF with a total fair value of $95.0 million and $95.0 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and six months ended March 31, 2018 and 2017:

	For the three months ended March 31,				For the six months ended March 31,
	2018		2017		2018		2017
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$27,383	19.8%	$55,851	52.7%	$65,881	23.5%	$83,337	36.4%
One stop	106,456	76.9	40,324	38.0	209,090	74.5	125,992	55.1
Subordinated debt	—	—	—	—	—	—	12	0.0 *
Subordinated notes in SLF(1)	—	—	—	—	—	—	5,457	2.4
LLC equity interests in SLF(1)	3,062	2.2	8,881	8.4	3,062	1.1	12,542	5.5
Equity	1,519	1.1	930	0.9	2,633	0.9	1,367	0.6
Total new investment commitments	$138,420	100.0%	$105,986	100.0%	$280,666	100.0%	$228,707	100.0%

* Represents an amount less than 0.1%.

(1)
SLF’s proceeds from the subordinated notes and LLC equity interests were utilized by SLF to invest in senior secured loans. As of March 31, 2018, SLF had investments in senior secured loans to 43 different borrowers.

For the three and six months ended March 31, 2018, we had approximately $99.2 million and $195.5 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and six months ended March 31, 2018, we had sales of investments in four and ten portfolio companies, respectively, aggregating approximately $6.7 million and $12.3 million, respectively, in net proceeds.

For the three and six months ended March 31, 2017, we had approximately $28.2 million and $85.0 million, excluding $78.7 million of proceeds from the repayment in full and termination of our investment in subordinated notes of SLF, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and six months ended March 31, 2017, we had sales of securities in eight and 19 portfolio companies, respectively, aggregating approximately $45.0 million and $82.1 million, respectively, in net proceeds.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2018(1)			As of September 30, 2017(1)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)
Senior secured:
Performing	$199,340	$197,284	$198,138	$196,296	$194,357	$195,089
Non-accrual(2)	—	—	—	1,438	1,433	(60)	(3)
One stop:
Performing	1,409,684	1,392,250	1,401,566	1,339,755	1,322,220	1,331,069
Non-accrual(2)	4,558	4,503	1,829	8,870	8,788	3,015
Second lien:
Performing	9,435	9,322	9,435	9,434	9,306	9,434
Non-accrual(2)	—	—	—	—	—	—
Subordinated debt:
Performing	62	62	62	59	59	59
Non-accrual(2)	—	—	—	—	—	—
LLC equity interests in SLF(4)	N/A	97,370	94,991	N/A	97,457	95,015
Equity	N/A	37,795	53,786	N/A	37,619	51,394
Total	$1,623,079	$1,738,586	$1,759,807	$1,555,852	$1,671,239	$1,685,015

(1)	20 and 19 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of March 31, 2018 and September 30, 2017, respectively.

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
As of March 31, 2018 and September 30, 2017, the fair value of our debt investments as a percentage of the outstanding principal value was 99.3% and 98.9%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and six months ended March 31, 2018 and 2017:

	For the three months ended March 31,		For the six months ended March 31,
	2018	2017	2018	2017
Weighted average rate of new investment fundings(1)	8.4%	6.4%	7.9%	6.7%
Weighted average spread over LIBOR of new floating rate investment fundings(1)	6.4%	5.4%	6.2%	5.7%
Weighted average rate of new fixed rate investment fundings	9.9%	N/A	9.9%	N/A
Weighted average fees of new investment fundings	1.5%	1.2%	1.5%	1.4%
Weighted average rate of sales and payoffs of portfolio investments(1)(2)	7.9%	6.5%	7.4%	6.7%
Weighted average annualized income yield(3)(4)	8.2%	7.7%	8.0%	7.7%

(1)	Excludes our subordinated note investments in SLF, which was redeemed on December 30, 2016.

(2)	Excludes exits on investments on non-accrual status.

(3)
Represents income from interest, including subordinated notes in SLF, and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning debt investments, and does not represent a return to any investor in us.

(4)
For the three and six months ended March 31, 2018 and for the three months ended March 31, 2017, weighted average annualized income yield does not reflect interest income from subordinated notes in SLF, which were redeemed on December 30, 2016.

As of March 31, 2018, 99.5% and 99.5% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2017, 99.6% and 99.6% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2018 and September 30, 2017, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding SLF) was $26.1 million and $25.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2018 and September 30, 2017:

	March 31, 2018		September 30, 2017
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$219,056	12.4%	$91,525	5.5%
4	1,362,836	77.4	1,378,316	81.8
3	174,033	9.9	212,629	12.6
2	2,702	0.2	249	0.0*
1	1,180	0.1	2,296	0.1
Total	$1,759,807	100.0%	$1,685,015	100.0%

*	Represents an amount less than 0.1%.
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

As of March 31, 2018, SLF is capitalized by LLC equity interest subscriptions from its members. On December 14, 2016, the SLF investment committee approved the recapitalization of the commitments of SLF’s members. On December 30, 2016, SLF’s members entered into additional LLC equity interest subscriptions totaling $160.0 million, SLF issued capital calls totaling $89.9 million to us and RGA and the subordinated notes previously issued by SLF were redeemed and terminated. As of March 31, 2018 and September 30, 2017, we and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests. SLF’s profits and losses are allocated to us and RGA in accordance with our respective ownership interests.

As of March 31, 2018 and September 30, 2017, SLF had the following commitments from its members (in the aggregate):

	As of March 31, 2018		As of September 30, 2017
	Committed	Funded(1)	Committed	Funded(1)
	(In thousands)
LLC equity commitments	$200,000	$111,280	$200,000	$111,380
Total	$200,000	$111,280	$200,000	$111,380

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.

As of March 31, 2018, the senior secured revolving credit facility, or, as amended, the SLF Credit Facility, that Senior Loan Fund II LLC, a wholly-owned subsidiary of SLF, or SLF II, entered into with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, allows SLF II to borrow up to $200.0 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ends August 29, 2018, and the stated maturity date is August 30, 2020. As of March 31, 2018 and September 30, 2017, SLF II had outstanding debt under the SLF Credit Facility of $156.6 million and $197.7 million, respectively. Through the reinvestment period, the SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.15%, depending on the composition of the collateral asset portfolio, per annum.

As of March 31, 2018 and September 30, 2017, SLF had total assets at fair value of $265.5 million and $306.2 million, respectively. As of March 31, 2018, SLF did not have any portfolio companies on non-accrual status. As of September 30, 2017, SLF had one portfolio company investment on non-accrual status with a fair value of $0.3 million. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of March 31, 2018 and September 30, 2017, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $11.5 million and $13.3 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of March 31, 2018 and September 30, 2017:

	As of March 31, 2018	As of September 30, 2017
	(Dollars in thousands)
Senior secured loans(1)	$257,264	$301,583
Weighted average current interest rate on senior secured loans(2)	7.1%	6.4%
Number of borrowers in SLF	43	50
Largest portfolio company investment(1)	$13,785	$13,820
Total of five largest portfolio company investments(1)	$60,492	$61,187

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Investment Portfolio as of March 31, 2018
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	2/2022	6.6%	$2,084	$2,089
1A Smart Start LLC(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	2/2022	6.4	925	926
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	5/2018	6.9	6,561	5,446
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	5/2018	6.9	449	373
Boot Barn, Inc.	Retail Stores	Senior loan	6/2021	6.8	10,073	10,073
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.1	4,678	4,673
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.4	2,514	2,514
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.1	9	9
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.4	8,546	8,375
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.4	4,306	4,220
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	2,429	2,429
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	1,221	1,221
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	40	40
Curo Health Services LLC(4)	Healthcare, Education and Childcare	Senior loan	2/2022	5.8	5,820	5,809
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.9	4,401	4,401
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.9	428	428
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.9	266	266
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	1/2020	7.8	4,700	4,700
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	2/2020	8.1	5,998	5,998
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	2/2020	8.1	1,665	1,665
Flexan, LLC(4)	Chemicals, Plastics and Rubber	Senior loan	2/2020	9.3	468	468
Gamma Technologies, LLC(4)	Electronics	Senior loan	6/2021	6.6	10,211	10,211
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	9/2022	8.8	5,016	5,016
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	3/2024	6.2	2,293	2,282
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	3/2024	6.3	119	119
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	3/2024	6.3	64	63
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	5/2020	8.0	8,745	8,126
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	8.1	1,967	1,573
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	8.4	720	601
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	5/2022	6.9	5,344	5,344
Payless ShoeSource, Inc.	Retail Stores	Senior loan	8/2022	10.7	766	699
Polk Acquisition Corp.	Automobile	Senior loan	6/2022	6.9	4,537	4,446
Polk Acquisition Corp.	Automobile	Senior loan	6/2022	7.2	80	78
Polk Acquisition Corp.	Automobile	Senior loan	6/2022	6.9	53	52
PowerPlan Holdings, Inc.(4)	Utilities	Senior loan	2/2022	7.1	11,365	11,365
Premise Health Holding Corp.(4)	Healthcare, Education and Childcare	Senior loan	6/2020	6.8	11,712	11,712
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	8/2019	8.3	10,204	10,204
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	8/2019	8.3	149	149
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	8/2019	8.3	45	45
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	9/2019	6.9	4,867	4,867
Radiology Partners, Inc.(4)	Healthcare, Education and Childcare	Senior loan	12/2023	7.6	8,874	8,874
Reliant Pro ReHab, LLC(4)	Healthcare, Education and Childcare	Senior loan	12/2018	6.9	3,189	3,189
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2022	6.6	3,854	3,854

SLF Investment Portfolio as of March 31, 2018 - (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2021	6.0%	$25	$25
Rubio's Restaurants, Inc.(4)	Beverage, Food and Tobacco	Senior loan	10/2019	7.6	4,967	4,967
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	6/2018	7.1	5,524	5,524
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.4	4,758	4,663
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.4	70	68
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.4	70	69
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.4	50	49
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior loan	9/2022	6.5	2,435	2,435
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	1/2022	6.6	3,666	3,666
SEI, Inc.(4)	Electronics	Senior loan	7/2023	7.1	13,785	13,647
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	2/2020	6.6	10,778	10,778
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	7/2021	6.6	5,264	5,243
Severin Acquisition, LLC(4)	Diversified/Conglomerate Service	Senior loan	7/2021	6.8	4,808	4,807
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	7/2021	6.9	665	667
Severin Acquisition, LLC (5)	Diversified/Conglomerate Service	Senior loan	7/2021	N/A (6)	—	(1)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	5/2018	7.5	856	856
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	5/2018	7.5	68	68
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	5/2018	7.5	67	67
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	5/2018	7.5	67	67
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	5/2018	7.5	67	67
Tate's Bake Shop, Inc.(4)	Beverage, Food and Tobacco	Senior loan	8/2019	8.6	2,911	2,911
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.4	4,530	4,530
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	3,550	3,550
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.5	668	668
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.4	500	500
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.5	246	246
Transaction Data Systems, Inc.(4)	Diversified/Conglomerate Service	Senior loan	6/2021	7.6	7,355	7,355
Transaction Data Systems, Inc.(4)	Diversified/Conglomerate Service	Senior loan	6/2020	6.8	11	10
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	1/2024	6.8	2,852	2,838
W3 Co.	Oil and Gas	Senior loan	3/2022	7.9	1,260	1,256
WHCG Management, LLC(4)	Healthcare, Education and Childcare	Senior loan	3/2023	7.1	7,940	7,940
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior loan	8/2022	6.1	5,637	5,609
Total senior loan investments					$257,264	$254,196

Payless ShoeSource, Inc. (7)(8)	Retail Stores	LLC interest	N/A	N/A	35	$174
W3 Co. (7)(8)	Oil and Gas	LLC units	N/A	N/A	3	1,130
Total equity investments						$1,304

Total investments					$257,264	$255,500

(1)	Represents the weighted average annual current interest rate as of March 31, 2018.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)
Represents the fair value in accordance with ASC Topic 820 - Fair Value Measurement, or ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.

(4)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

(6)	The entire commitment was unfunded as of March 31, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Equity investment received as a result of the portfolio company's debt restructuring.

(8)	Non-income producing securities.

SLF Investment Portfolio as of September 30, 2017
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.1%	$2,094	$2,105
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8	928	928
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	6,805	5,784
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	466	396
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.0	3,184	3,184
Arise Virtual Solutions, Inc. (4)	Telecommunications	Senior loan	12/2018	7.3	9,856	9,856
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.8	10,073	10,073
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.1	4,851	4,845
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	8,590	8,418
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	4,328	4,242
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	2,442	2,442
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	1,227	1,227
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	41	41
Curo Health Services LLC (4)	Healthcare, Education and Childcare	Senior loan	02/2022	5.3	5,850	5,867
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5	4,401	4,401
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.6	428	428
EAG, INC.	Diversified/Conglomerate Service	Senior loan	07/2018	5.5	1,964	1,964
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.8	4,725	4,725
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	6,029	6,029
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	1,686	1,686
Flexan, LLC (4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.8	47	47
Gamma Technologies, LLC (4)	Electronics	Senior loan	06/2021	6.0	10,264	10,264
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	3,064	3,064
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.9	5,044	5,044
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.3	2,293	2,293
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	102	102
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	64	64
Joerns Healthcare, LLC (4)	Healthcare, Education and Childcare	Senior loan	05/2020	7.8	8,745	8,202
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	6,762	6,762
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	2,226	2,226
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	822	822
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	2,164	2,164
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,492	1,492
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.2	1,977	1,977
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.2	596	596
Park Place Technologies LLC (4)	Electronics	Senior loan	06/2022	6.3	5,341	5,287
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.2	5,372	5,372
Payless ShoeSource, Inc.	Retail Stores	Senior loan	08/2022	10.3	768	757
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	4,560	4,469
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.7	83	81
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	53	52
PowerPlan Holdings, Inc. (4)	Utilities	Senior loan	02/2022	6.5	11,365	11,365
Premise Health Holding Corp. (4)	Healthcare, Education and Childcare	Senior loan	06/2020	5.8	11,772	11,772
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7	9,738	9,738

SLF Investment Portfolio as of September 30, 2017 - (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.9%	$597	$597
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.2	5,217	5,217
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	7,793	7,793
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	595	595
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	505	505
Reliant Pro ReHab, LLC (4)	Healthcare, Education and Childcare	Senior loan	12/2017	6.3	3,240	3,240
RSC Acquisition, Inc. (4)	Insurance	Senior loan	11/2022	6.6	3,864	3,864
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.1	15	15
Rubio's Restaurants, Inc. (4)	Beverage, Food and Tobacco	Senior loan	11/2018	6.1	4,992	4,992
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.6	5,792	5,792
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0	4,782	4,686
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.8	70	69
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0	50	49
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.8	34	33
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior loan	09/2022	5.8	2,521	2,490
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0	3,684	3,684
SEI, Inc.	Electronics	Senior loan	07/2021	6.0	13,820	13,820
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0	11,313	11,313
Severin Acquisition, LLC (4)	Diversified/Conglomerate Service	Senior loan	07/2021	6.1	4,832	4,830
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.0	5,290	5,265
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.2	668	670
Severin Acquisition, LLC (5)	Diversified/Conglomerate Service	Senior loan	07/2021	N/A (6)	—	(1)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	867	754
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	60
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC (5)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (6)	—	(15)
Stomatcare DSO, LLC (7)	Healthcare, Education and Childcare	Senior loan	05/2022	6.2% PIK	625	329
Tate's Bake Shop, Inc. (4)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3	2,926	2,926
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.5	4,553	4,553
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	3,567	3,567
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	687	687
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.0	514	514
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	252	252
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6	7,393	7,393
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.8	22	21
W3 Co.	Oil and Gas	Senior loan	03/2022	7.3	1,266	1,269
WHCG Management, LLC (4)	Healthcare, Education and Childcare	Senior loan	03/2023	6.1	7,980	7,980
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,666	5,666
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	10,369	10,369
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	209	209
Total senior loan investments					$301,583	$298,941

SLF Investment Portfolio as of September 30, 2017 - (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
Payless ShoeSource, Inc. (8)(9)	Retail Stores	LLC interest	N/A	N/A	35	$843
W3 Co. (8)(9)	Oil and Gas	LLC units	N/A	N/A	3	1,146
Total equity investments						$1,989

Total investments					$301,583	$300,930

(1)	Represents the weighted average annual current interest rate as of September 30, 2017. All interest rates are payable in cash.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.

(4)	We also hold a portion of the senior secured loan in this portfolio company.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

(6)	The entire commitment was unfunded as of September 30, 2017. As such, no interest is being earned on this investment.

(7)	Loan was on non-accrual status as of September 30, 2017, meaning that SLF has ceased recognizing interest income on the loan.

(8)	Equity investment received as a result of the portfolio company's debt restructuring.

(9)	Non-income producing.
As of March 31, 2018, we have committed to fund $175.0 million of LLC equity interests to SLF. As of March 31, 2018 and September 30, 2017, $97.4 million and $97.5 million, respectively, of our LLC equity interest commitment to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and six months ended March 31, 2018, we received $1.9 million and $3.8 million, respectively, in dividend income from the SLF LLC equity interests. For the three and six months ended March 31, 2017, we received $2.4 million and $3.2 million, respectively, in dividend income from the SLF LLC equity interests.

The subordinated notes previously held by us were redeemed on December 30, 2016, and therefore no interest income was earned for the three and six months ended March 31, 2018. For the six months ended March 31, 2017, we earned interest income of $1.6 million, on the subordinated notes.

For the three and six months ended March 31, 2018, we earned an annualized total return on our weighted average capital invested in SLF of 5.0% and 8.2%, respectively. For the three and six months ended March 31, 2017, we earned an annualized total return on our weighted average capital invested in SLF of 10.8% and 8.9%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF by the combined daily average of our investments in (1) the principal of the SLF subordinated notes, if any, and (2) the NAV of the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of March 31, 2018 and September 30, 2017, and for the three and six months ended March 31, 2018 and 2017:

	March 31, 2018	September 30, 2017
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments, at fair value	$255,500	$300,930
Cash and other assets	10,024	5,305
Total assets	$265,524	$306,235
Senior credit facility	$156,550	$197,700
Unamortized debt issuance costs	(211)	(712)
Other liabilities	623	658
Total liabilities	156,962	197,646
Members’ equity	108,562	108,589
Total liabilities and members' equity	$265,524	$306,235

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Selected Statement of Operations Information:
Interest income	$4,844	$5,476	$9,752	$10,666
Fee income	—	—	25	—
Total investment income	4,844	5,476	9,777	10,666
Interest and other debt financing expenses	1,765	2,135	3,844	6,019
Administrative service fee	108	104	221	231
Other expenses	28	31	57	64
Total expenses	1,901	2,270	4,122	6,314
Net investment income	2,943	3,206	5,655	4,352
Net realized gains (losses) on investments	—	(4)	—	(26)
Net change in unrealized appreciation (depreciation) on investments	(1,639)	211	(1,218)	(629)
Net increase (decrease) in members' equity	$1,304	$3,413	$4,437	$3,697

Prior to their termination, SLF elected to fair value the subordinated notes issued to us and RGA under ASC Topic 825 — Financial Instruments, or ASC Topic 825. The subordinated notes were valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For the six months ended March 31, 2017, SLF did not recognize unrealized appreciation or depreciation on the subordinated notes, which were redeemed by SLF on December 30, 2016.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of March 31, 2018 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2010 Debt Securitization	$205.0	$—	$—	$—	$205.0
2014 Debt Securitization	246.0	—	—	—	246.0
SBA debentures	277.5	—	—	115.0	162.5
Credit Facility	106.7	—	—	106.7	—
Adviser Revolver	—	—	—	—	—
Unfunded commitments(1)	62.1	62.1	—	—	—
Total contractual obligations	$897.3	$62.1	$—	$221.7	$613.5

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in SLF, as of March 31, 2018. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of March 31, 2018, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2018 and September 30, 2017, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $62.1 million and $60.5 million, respectively. We have commitments of up to $77.6 million and $77.5 million to SLF as of March 31, 2018 and September 30, 2017, respectively that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

•
During the first calendar quarter of 2018, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $7.2 million of shares, or 396,099 shares, of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2017, the Trust purchased approximately $17.7 million of shares, or 955,896 shares, of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital Investment Corporation and Golub Capital BDC 3, Inc., each an unlisted business development company that primarily focuses on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacities for and Golub Capital Investment Corporation and Golub Capital BDC 3, Inc. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2018 and 2017. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of March 31, 2018 and September 30, 2017, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $1.8 million as of March 31, 2018 and $3.0 million as of September 30, 2017.

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

Income taxes: See “Consolidated Results of Operations - Expenses - Excise Tax Expense.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2018 and September 30, 2017, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.02% and 1.03%, respectively. Prior to their redemption on October 20, 2016, the Class A 2010 Notes issued as part of the 2010 Debt Securitization had floating interest rate provisions based on three-month LIBOR that reset quarterly as do the Class A-Refi 2010 Notes issued in connection with the refinancing of the 2010 Debt Securitization. Prior to their redemption on March 23, 2018 the Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization had floating interest rate provisions based on three-month LIBOR that reset quarterly as do the Class A-1-R, A-2 and B-R 2014 Notes issued in connection with the refinancing of the 2014 Debt Securitization. In addition, the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of March 31, 2018 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(4,036)	$(1,394)	$(2,642)
Up 50 basis points	8,072	2,789	5,283
Up 100 basis points	16,143	5,577	10,566
Up 150 basis points	24,215	8,366	15,849
Up 200 basis points	32,287	11,154	21,133

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2018, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations and the Credit Facility, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of March 31, 2018 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A: Risk Factors.

Except as set forth below, there have been no material changes during the three months ended March 31, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2017.

New legislation may permit us to incur additional leverage.

Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the SBCAA amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the date after such stockholder approval. If we were to receive either form of approval and comply with the applicable disclosure requirements, we would be able to incur additional indebtedness, which may increase our risks related to leverage. In addition, our management fee is based on our average adjusted gross assets, which includes leverage and, as a result, if we were to incur additional leverage, management fees paid to GC Advisors would increase.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Golub Capital BDC, Inc. and Subsidiaries Notes to Consolidated Financial Statements (In thousands, except shares and per share data)

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1
Supplemental Indenture No. 1, dated March 23, 2018, by and between Golub Capital BDC 2014 LLC and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit (k)(28) to the Registrant’s Post-effective Amendment No. 4 to the Registration Statement on Form N-2 (File No. 333-215285), filed on April 27, 2018)

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

Golub Capital BDC, Inc.

Dated: May 7, 2018	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2018	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)