Form 10-Q
period 2018-06-30
GOLUB CAPITAL BDC, Inc.
filed 2018-08-08
CIK 1476765

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 8, 2018, the Registrant had 60,006,524 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2018	September 30, 2017
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,701,948	$1,586,293
Non-controlled affiliate company investments	3,988	3,707
Controlled affiliate company investments	92,579	95,015
Total investments at fair value (amortized cost of $1,789,214 and $1,671,239, respectively)	1,798,515	1,685,015
Cash and cash equivalents	6,814	3,988
Foreign currencies (cost of $111 and $0, respectively)	111	—
Restricted cash and cash equivalents	65,282	58,570
Interest receivable	6,463	6,271
Other assets	390	332
Total Assets	$1,877,575	$1,754,176
Liabilities
Debt	$875,950	$781,100
Less unamortized debt issuance costs	3,128	4,273
Debt less unamortized debt issuance costs	872,822	776,827
Other short-term borrowings (proceeds of $9,511 and $0, respectively)	9,425	—
Interest payable	6,783	3,800
Management and incentive fees payable	16,749	13,215
Accounts payable and accrued expenses	2,401	2,312
Accrued trustee fees	73	76
Total Liabilities	908,253	796,230
Commitments and Contingencies (Note 7)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2018 and September 30, 2017	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 60,006,524 and 59,577,293 shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	60	60
Paid in capital in excess of par	946,722	939,307
Undistributed (over distribution of) net investment income	(1,418)	1,954
Net unrealized appreciation (depreciation) on investments, secured borrowings and foreign currency translation	12,054	16,444
Net realized gain (loss) on investments and foreign currency transactions	11,904	181
Total Net Assets	969,322	957,946
Total Liabilities and Total Net Assets	$1,877,575	$1,754,176
Number of common shares outstanding	60,006,524	59,577,293
Net asset value per common share	$16.15	$16.08

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$35,718	$32,877	$103,125	$94,238
Dividend income	10	278	620	438
Fee income	459	990	1,655	1,422
Total investment income from non-controlled/non-affiliate company investments	36,187	34,145	105,400	96,098
From non-controlled affiliate company investments:
Interest income	159	372	475	1,023
Total investment income from non-controlled affiliate company investments	159	372	475	1,023
From controlled affiliate company investments:
Interest income	—	—	—	1,639
Dividend income	2,050	891	5,868	4,054
Total investment income from controlled affiliate company investments	2,050	891	5,868	5,693
Total investment income	38,396	35,408	111,743	102,814
Expenses
Interest and other debt financing expenses	8,556	8,099	24,176	23,379
Base management fee	6,125	6,059	17,984	17,744
Incentive fee	3,573	2,073	9,455	6,274
Professional fees	705	638	2,168	1,935
Administrative service fee	601	595	1,840	1,720
General and administrative expenses	120	136	365	437
Total expenses	19,680	17,600	55,988	51,489
Net investment income - before excise tax	18,716	17,808	55,755	51,325
Excise tax	—	—	—	17
Net investment income - after excise tax	18,716	17,808	55,755	51,308
Net gain (loss) on investments and foreign currency
Net realized gain (loss) on investments and foreign currency transactions:
Non-controlled/non-affiliate company investments	14,881	3,233	14,744	4,826
Non-controlled affiliate company investments	—	(6,442)	—	(6,442)
Foreign currency transactions	(42)	—	(42)	—
Net realized gain (loss) on investments and foreign currency transactions	14,839	(3,209)	14,702	(1,616)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation:
Non-controlled/non-affiliate company investments	(11,350)	(245)	(4,533)	4,743
Non-controlled affiliate company investments	4	5,658	568	5,228
Controlled affiliate company investments	(575)	99	(511)	171
Foreign currency translation	86	—	86	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(11,835)	5,512	(4,390)	10,142
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	1
Net gain (loss) on investments, secured borrowings and foreign currency	3,004	2,303	10,312	8,527
Net increase in net assets resulting from operations	$21,720	$20,111	$66,067	$59,835
Per Common Share Data
Basic and diluted earnings per common share	$0.36	$0.35	$1.11	$1.07
Dividends and distributions declared per common share	$0.32	$0.32	$1.04	$1.21
Basic and diluted weighted average common shares outstanding	59,872,113	57,719,505	59,732,945	56,058,642

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Undistributed (Over Distribution) of Net Investment Income	Net Unrealized Appreciation (Depreciation) on Investments, Secured Borrowings and Foreign Currency Translation	Net Realized Gain (Loss) on Investments and Foreign Currency Transactions	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2016	55,059,067	$55	$855,998	$18,832	$13,104	$(9,164)	$878,825
Issuance of common stock, net of offering and underwriting costs(1)	3,762,500	4	69,489	—	—	—	69,493
Net increase in net assets resulting from operations	—	—	—	51,308	10,143	(1,616)	59,835
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	413,607	—	7,483	—	—	—	7,483
Distributions from net investment income	—	—	—	(66,278)	—	—	(66,278)
Distributions from net realized gain	—	—	—	—	—	(1,139)	(1,139)
Total increase (decrease) for the period ended June 30, 2017	4,176,107	4	76,972	(14,970)	10,143	(2,755)	69,394
Balance at June 30, 2017	59,235,174	$59	$932,970	$3,862	$23,247	$(11,919)	$948,219
Balance at September 30, 2017	59,577,293	$60	$939,307	$1,954	$16,444	$181	$957,946
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	55,755	(4,390)	14,702	66,067
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	429,231	—	7,415	—	—	—	7,415
Distributions from net investment income	—	—	—	(59,127)	—	—	(59,127)
Distributions from net realized gain	—	—	—	—	—	(2,979)	(2,979)
Total increase (decrease) for the period ended June 30, 2018	429,231	—	7,415	(3,372)	(4,390)	11,723	11,376
Balance at June 30, 2018	60,006,524	$60	$946,722	$(1,418)	$12,054	$11,904	$969,322

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$66,067	$59,835
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	2,242	2,488
Accretion of discounts and amortization of premiums	(7,420)	(6,792)
Net realized (gain) loss on investments	(14,744)	1,616
Net change in unrealized (appreciation) depreciation on investments	4,476	(10,142)
Net change in unrealized appreciation (depreciation) on secured borrowings	—	(1)
Net change in unrealized appreciation (depreciation) on foreign currency and other transactions	(86)	—
Proceeds from (fundings of) revolving loans, net	4,334	959
Fundings of investments	(464,209)	(461,763)
Proceeds from principal payments and sales of portfolio investments	364,773	336,464
PIK interest	(710)	(1,537)
Changes in operating assets and liabilities:
Interest receivable	(192)	64
Receivable from investments sold	—	(1,317)
Other assets	(58)	248
Interest payable	2,983	3,045
Management and incentive fees payable	3,534	641
Payable for investments purchased	—	5,294
Accounts payable and accrued expenses	89	192
Accrued trustee fees	(3)	(10)
Net cash (used in) provided by operating activities	(38,924)	(70,716)
Cash flows from financing activities
Borrowings on debt	414,800	419,350
Repayments of debt	(319,950)	(400,650)
Capitalized debt issuance costs	(1,097)	(1,145)
Proceeds from other short-term borrowings	9,511	—
Repayments on secured borrowings	—	(69)
Proceeds from shares sold, net of underwriting costs	—	69,893
Offering costs paid	—	(400)
Distributions paid	(54,691)	(59,934)
Net cash provided by (used in) financing activities	48,573	27,045
Net change in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents	9,649	(43,671)
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	62,558	89,540
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$72,207	$45,869
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18,951	$17,836
Distributions declared during the period	62,106	67,417
Supplemental disclosure of noncash operating activity:
Funding of LLC equity interests in SLF	$—	$(78,689)
Proceeds from subordinated notes in SLF principal payment	—	78,689
Supplemental disclosure of noncash financing activity:
Proceeds from issuance of Class A-1-R, Class A-2-R, and Class B-R 2014 Notes	$246,000	$—
Redemptions of Class A-1, Class A-2, and Class B 2014 Notes	(246,000)	—
Proceeds from issuance of Class A-Refi 2010 Notes	—	205,000
Redemptions of Class A and Class B 2010 Notes	—	(205,000)
Stock issued in connection with dividend reinvestment plan	7,415	7,483

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash, cash equivalents, foreign currencies and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of June 30,
	2018	2017
Cash and cash equivalents	$6,814	$12,827
Foreign currencies	111	—
Restricted cash and cash equivalents	65,282	33,042
Total cash, cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$72,207	$45,869
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of restricted cash and cash equivalents.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP#	Senior loan	L + 4.75%	(c)(f)	7.09%	12/2023	$9,978	$9,886	1.0%	$9,978
NTS Technical Systems*^#	One stop	L + 6.25%	(a)	8.23%	6/2021	21,773	21,544	2.3	21,773
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	6/2021	—	(58)	—	—
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	8.84%	12/2018	3,899	3,845	0.1	1,170
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	8.84%	12/2018	659	658	0.1	659
Tronair Parent, Inc.^	Senior loan	L + 4.75%	(c)(f)	7.11%	9/2023	367	364	—	367
Tronair Parent, Inc.	Senior loan	L + 4.50%	(a)(c)(f)	7.33%	9/2021	55	54	—	55
Whitcraft LLC*^	One stop	L + 6.25%	(c)	8.58%	4/2023	12,470	12,321	1.3	12,470
Whitcraft LLC^	One stop	L + 6.25%	(c)	8.58%	4/2023	195	192	—	195
Whitcraft LLC(5)	One stop	L + 6.25%		N/A(6)	4/2023	—	(1)	—	—
Whitcraft LLC(5)	One stop	L + 6.25%		N/A(6)	4/2023	—	(2)	—	—
						49,396	48,803	4.8	46,667
Automobile
Dent Wizard International Corporation*	Senior loan	L + 4.00%	(a)	6.10%	4/2020	4,488	4,472	0.5	4,488
Grease Monkey International, LLC*^	Senior loan	L + 4.75%	(a)	6.84%	11/2022	4,875	4,822	0.5	4,875
Grease Monkey International, LLC	Senior loan	L + 4.75%	(a)	6.73%	11/2022	76	76	—	76
Grease Monkey International, LLC	Senior loan	L + 4.75%	(a)	6.84%	11/2022	26	25	—	26
Grease Monkey International, LLC(5)	Senior loan	L + 4.75%		N/A(6)	11/2022	—	(2)	—	—
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	8.59%	4/2023	8,773	8,668	0.9	8,686
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.57%	4/2023	50	49	—	50
Quick Quack Car Wash Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	4/2023	—	(6)	—	(5)
						18,288	18,104	1.9	18,196
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.	One stop	L + 5.75%	(a)	7.84%	04/2021	7,086	7,007	0.7	7,086
Abita Brewing Co., L.L.C.	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
C. J. Foods, Inc.*^	One stop	L + 6.25%	(c)	8.58%	05/2020	8,603	8,539	0.9	8,603
C. J. Foods, Inc.^	One stop	L + 6.25%	(c)	8.58%	05/2020	651	648	0.1	651
C. J. Foods, Inc.	One stop	L + 6.25%	(b)(c)	8.52%	05/2019	345	342	—	345
Cafe Rio Holding, Inc.^	One stop	L + 5.75%	(a)	7.84%	09/2023	10,396	10,238	1.1	10,396
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(a)	7.84%	09/2023	80	79	—	80
Cafe Rio Holding, Inc.	One stop	P + 4.75%	(f)	9.75%	09/2023	30	28	—	30
Cafe Rio Holding, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2023	—	(3)	—	—
Firebirds International, LLC*	One stop	L + 5.75%	(a)	7.82%	12/2018	1,049	1,047	0.1	1,049
Firebirds International, LLC*	One stop	L + 5.75%	(a)	7.82%	12/2018	295	295	—	295
Firebirds International, LLC^	One stop	L + 5.75%	(a)	7.82%	12/2018	95	95	—	95
Firebirds International, LLC	One stop	L + 5.75%		N/A(6)	12/2018	—	—	—	—
Firebirds International, LLC	One stop	L + 5.75%		N/A(6)	12/2018	—	—	—	—
Flavor Producers, LLC#	Senior loan	L + 4.75%	(c)	7.07%	12/2023	2,161	2,131	0.2	2,161
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	7.09%	12/2022	2	1	—	2
FWR Holding Corporation^	One stop	L + 6.00%	(d)	8.14%	08/2023	5,285	5,217	0.6	5,285
FWR Holding Corporation	One stop	L + 6.00%	(b)(d)	7.96%	08/2023	65	63	—	65
FWR Holding Corporation	One stop	L + 6.00%	(a)(f)	7.96%	08/2023	22	21	—	22
Global Franchise Group, LLC*	Senior loan	L + 5.75%	(a)	7.84%	12/2019	3,306	3,285	0.3	3,306
Global Franchise Group, LLC	Senior loan	L + 5.75%		N/A(6)	12/2019	—	—	—	—
Global ID Corporation#	One stop	L + 6.50%	(c)	8.83%	11/2021	5,157	5,113	0.5	5,157
Global ID Corporation	One stop	L + 6.50%	(c)	8.84%	11/2021	72	70	—	72
Global ID Corporation	One stop	L + 6.50%	(c)	8.83%	11/2021	9	9	—	9
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(c)	10.31%	08/2020	1,311	1,303	0.1	1,311
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(c)	10.31%	08/2020	10	9	—	10

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(c)	10.30%	08/2020	$3	$2	—%	$3
Mendocino Farms, LLC(5)	One stop	L + 8.50%		N/A(6)	06/2023	—	(2)	—	(2)
Mid-America Pet Food, L.L.C.*^	One stop	L + 6.00%	(c)	8.33%	12/2021	10,780	10,684	1.1	10,780
Mid-America Pet Food, L.L.C.(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(1)	—	—
NBC Intermediate, LLC^	Senior loan	L + 4.25%	(a)	6.35%	09/2023	2,119	2,101	0.2	2,119
NBC Intermediate, LLC	Senior loan	L + 4.25%		N/A(6)	09/2023	—	—	—	—
Purfoods, LLC	One stop	L + 6.00%	(c)	8.31%	05/2021	8,379	8,260	0.9	8,379
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	116	116	—	118
Purfoods, LLC	One stop	L + 6.00%	(a)	8.05%	05/2021	65	64	—	65
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.33%	05/2021	39	39	—	39
Purfoods, LLC	One stop	L + 6.00%	(c)	8.33%	05/2021	30	30	—	30
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.33%	05/2021	24	23	—	24
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.33%	05/2021	15	15	—	15
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.33%	05/2021	15	15	—	15
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.33%	05/2021	14	14	—	14
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.33%	05/2021	11	11	—	11
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.33%	05/2021	11	11	—	11
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.33%	05/2021	10	10	—	10
Purfoods, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2021	—	(1)	—	—
Rubio's Restaurants, Inc.*^	Senior loan	L + 5.25%	(c)	7.58%	10/2019	11,203	10,985	1.2	11,203
Uinta Brewing Company^(7)	One stop	L + 8.50%	(a)	10.59%	08/2019	3,725	3,716	0.3	2,980
Uinta Brewing Company(7)	One stop	L + 8.50%	(a)	10.59%	08/2019	693	691	0.1	547
						83,282	82,320	8.4	82,391
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	(a)	6.84%	05/2021	1,451	1,447	0.2	1,458

Buildings and Real Estate
Brooks Equipment Company, LLC*^	One stop	L + 5.00%	(c)	7.31%	08/2020	21,096	20,984	2.2	21,096
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(c)	7.31%	08/2020	4,478	4,457	0.5	4,478
Brooks Equipment Company, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2020	—	(7)	—	—
Jensen Hughes, Inc.#	Senior loan	L + 4.50%	(a)	6.58%	03/2024	500	497	0.1	500
Jensen Hughes, Inc.#	Senior loan	L + 4.50%	(a)	6.59%	03/2024	153	151	—	153
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(a)	6.59%	03/2024	2	2	—	2
MRI Software LLC^	One stop	L + 6.00%	(c)	8.34%	06/2023	23,743	23,186	2.5	23,743
MRI Software LLC*^	One stop	L + 5.50%	(c)	7.84%	06/2023	13,778	13,642	1.4	13,778
MRI Software LLC^	One stop	L + 5.50%	(c)	7.84%	06/2023	358	355	—	358
MRI Software LLC#	One stop	L + 5.50%	(c)	7.84%	06/2023	296	293	—	296
MRI Software LLC#	One stop	L + 5.50%	(c)	7.84%	06/2023	195	192	—	195
MRI Software LLC^	One stop	L + 5.50%	(a)	7.56%	06/2023	165	163	—	165
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	06/2023	—	(3)	—	—
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	06/2023	—	(7)	—	—
						64,764	63,905	6.7	64,764
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	(c)	8.08%	02/2020	2,316	2,299	0.2	2,316
Flexan, LLC^	One stop	L + 5.75%	(c)	8.08%	02/2020	1,088	1,083	0.1	1,088
Flexan, LLC	One stop	P + 4.50%	(f)	9.50%	02/2020	11	11	—	11
						3,415	3,393	0.3	3,415
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.#	Senior loan	L + 4.00%	(c)	6.36%	05/2025	6,870	6,752	0.7	6,836
Chase Industries, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	05/2023	—	(2)	—	—
Chase Industries, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	05/2025	—	(4)	—	(1)
Inventus Power, Inc.*^	One stop	L + 6.50%	(a)	8.59%	04/2020	7,307	7,285	0.7	6,577

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing - (continued)
Inventus Power, Inc.	One stop	L + 6.50%	(a)(c)	8.68%	04/2020	$230	$228	—%	$194
Onicon Incorporated*^#	One stop	L + 5.50%	(c)	7.83%	04/2022	18,186	18,040	1.9	18,004
Onicon Incorporated(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(4)	—	(10)
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	(b)(c)	7.10%	08/2022	1,737	1,702	0.2	1,737
Plex Systems, Inc.*^	One stop	L + 7.50%	(a)(b)	9.56%	06/2020	18,797	18,612	1.9	18,797
Plex Systems, Inc.(5)	One stop	L + 7.50%		N/A(6)	06/2020	—	(16)	—	—
Reladyne, Inc.*^	Senior loan	L + 5.00%	(c)	7.31%	07/2022	16,921	16,721	1.8	16,921
Reladyne, Inc.^	Senior loan	L + 5.00%	(c)	7.34%	07/2022	173	171	—	173
Reladyne, Inc.	Senior loan	L + 5.00%	(b)(c)	7.10%	07/2022	142	141	—	142
Reladyne, Inc.(5)	Senior loan	L + 5.00%		N/A(6)	07/2022	—	(3)	—	—
Source Refrigeration & HVAC, Inc.#	Senior loan	L + 4.75%	(c)	7.11%	04/2023	9,476	9,371	1.0	9,382
Source Refrigeration & HVAC, Inc.	Senior loan	P + 3.75%	(f)	8.75%	04/2023	67	65	—	65
Source Refrigeration & HVAC, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(4)	—	(4)
Sunless Merger Sub, Inc.#	Senior loan	L + 5.00%	(a)	7.09%	07/2019	1,381	1,385	0.1	1,381
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	(f)	8.75%	07/2019	303	303	—	303
Togetherwork Holdings, LLC#	One stop	L + 6.50%	(a)	8.59%	03/2025	9,181	9,049	1.0	9,181
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.59%	03/2025	116	114	—	116
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.59%	03/2025	108	106	—	108
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.59%	03/2024	63	62	—	63
Togetherwork Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	03/2025	—	(2)	—	—
						91,058	90,072	9.3	89,965
Diversified/Conglomerate Service
Accela, Inc.#	One stop	L + 6.00%	(c)	8.33%	09/2023	5,261	5,189	0.5	5,261
Accela, Inc.(5)	One stop	L + 6.00%		N/A(6)	09/2023	—	(1)	—	—
Agility Recovery Solutions Inc.*^	One stop	L + 6.50%	(a)	8.59%	03/2020	13,821	13,752	1.4	13,821
Agility Recovery Solutions Inc.(5)	One stop	L + 6.50%		N/A(6)	03/2020	—	(3)	—	—
Anaqua, Inc.*^	One stop	L + 6.50%	(c)	8.86%	07/2022	6,965	6,880	0.7	6,965
Anaqua, Inc.(5)	One stop	L + 6.50%		N/A(6)	07/2022	—	(1)	—	—
Apttus Corporation	One stop	L + 7.85%	(e)	10.06%	01/2023	5,627	5,400	0.6	5,627
Bazaarvoice, Inc.#	One stop	L + 8.00%	(a)	10.09%	02/2024	8,981	8,814	0.9	8,981
Bazaarvoice, Inc.	One stop	P + 7.00%	(f)	12.00%	02/2024	30	28	—	30
Browz LLC	One stop	L + 9.50%	(a)	9.98% cash/1.50% PIK	03/2023	1,497	1,466	0.2	1,497
Browz LLC	One stop	L + 9.50%		N/A(6)	03/2023	—	—	—	—
Centrify Corporation	One stop	L + 10.00%	(a)	12.09%	05/2023	4,843	4,796	0.5	5,061
Centrify Corporation	One stop	L + 5.50%		N/A(6)	05/2023	—	—	—	—
Centrify Corporation(5)	One stop	L + 10.00%		N/A(6)	05/2023	—	(1)	—	—
Clearwater Analytics, LLC*^	One stop	L + 5.00%	(a)	7.09%	09/2022	8,688	8,460	0.9	8,688
Clearwater Analytics, LLC	One stop	L + 5.00%	(a)	7.08%	09/2022	5	3	—	5
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.59% cash/0.50% PIK	05/2023	1,898	1,837	0.2	1,844
Cloudbees, Inc.	One stop	L + 9.00%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.	One stop	L + 7.50%	(a)	9.55%	03/2024	7,051	6,900	0.7	7,051
Confluence Technologies, Inc.	One stop	L + 7.50%	(a)(b)(f)	9.76%	03/2024	30	29	—	30
Connexin Software, Inc.	One stop	L + 8.50%	(a)	10.59%	02/2024	2,401	2,345	0.2	2,401
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Datto, Inc.	One stop	L + 8.00%	(a)	10.05%	12/2022	11,156	10,958	1.2	11,156
Datto, Inc.(5)	One stop	L + 8.00%		N/A(6)	12/2022	—	(1)	—	—
Daxko Acquisition Corporation*^	One stop	L + 6.50%	(a)	8.59%	09/2022	11,275	11,146	1.2	11,275
Daxko Acquisition Corporation	One stop	L + 6.50%		N/A(6)	09/2022	—	—	—	—
Digital Guardian, Inc.	One stop	L + 9.00%	(c)	10.34% cash/1.00% PIK	06/2023	3,999	3,949	0.4	3,968
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	01/2019	184	184	—	184
Digital Guardian, Inc.	One stop	L + 6.00%		N/A(6)	06/2023	—	—	—	—
Digital Guardian, Inc.	One stop	L + 9.00%		N/A(6)	06/2023	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
DISA Holdings Acquisition Subsidiary Corp.*	Senior loan	L + 4.00%	(f)	6.69%	06/2022	$2,006	$1,996	0.2%	$1,996
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%		N/A(6)	06/2022	—	—	—	—
DISA Holdings Acquisition Subsidiary Corp.(5)	Senior loan	L + 4.00%		N/A(6)	06/2022	—	(1)	—	(1)
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	8.58%	06/2022	11,113	10,949	1.1	11,114
EGD Security Systems, LLC^	One stop	L + 6.25%	(c)	8.56%	06/2022	98	97	—	98
EGD Security Systems, LLC^	One stop	L + 6.25%	(d)	8.25%	06/2022	52	52	—	52
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	8.58%	06/2022	35	34	—	35
GS Acquisitionco, Inc.#	One stop	L + 4.75%	(a)	6.85%	05/2024	13,432	13,300	1.4	13,298
GS Acquisitionco, Inc.	One stop	L + 4.75%	(a)	6.85%	05/2024	880	871	0.1	871
GS Acquisitionco, Inc.(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	(1)
GS Acquisitionco, Inc.(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(2)	—	(2)
HealthcareSource HR, Inc.*	One stop	L + 6.75%	(c)	9.08%	05/2020	23,450	23,233	2.4	23,450
HealthcareSource HR, Inc.(5)	One stop	L + 6.75%		N/A(6)	05/2020	—	(1)	—	—
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	3,151	3,110	0.3	3,151
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	2,641	2,534	0.3	2,641
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	737	728	0.1	737
Host Analytics, Inc.(5)	One stop	N/A		8.50% cash/2.25% PIK	08/2021	3	(4)	—	3
III US Holdings, LLC	One stop	L + 6.50%		N/A(6)	09/2022	—	—	—	—
Imprivata, Inc.#	Senior loan	L + 4.00%	(c)	6.33%	10/2023	13,078	12,933	1.3	13,078
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(2)	—	—
Infogix, Inc.#	One stop	L + 6.00%	(c)	8.33%	04/2024	3,338	3,322	0.3	3,305
Infogix, Inc.	One stop	L + 6.00%		N/A(6)	04/2024	—	—	—	—
Integration Appliance, Inc.*^	One stop	L + 8.25%	(a)	10.23%	09/2020	16,123	16,046	1.7	16,123
Integration Appliance, Inc.	One stop	L + 8.25%	(a)	10.23%	09/2020	7,914	7,833	0.8	7,914
Integration Appliance, Inc.	One stop	L + 8.25%	(a)	10.23%	09/2020	5,396	5,346	0.6	5,396
Integration Appliance, Inc.	One stop	L + 8.25%	(a)	10.23%	09/2020	2,484	2,468	0.3	2,484
Integration Appliance, Inc.	One stop	L + 8.25%	(a)	10.23%	09/2020	924	919	0.1	924
Integration Appliance, Inc.*	One stop	L + 8.25%	(a)	10.23%	09/2020	719	714	0.1	719
JAMF Holdings, Inc.	One stop	L + 8.00%	(c)	10.36%	11/2022	4,550	4,470	0.5	4,550
JAMF Holdings, Inc.(5)	One stop	L + 8.00%		N/A(6)	11/2022	—	(1)	—	—
Maverick Bidco Inc.*#	One stop	L + 6.25%	(c)	8.58%	04/2023	17,512	17,223	1.8	17,512
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	8.61%	04/2023	168	167	—	168
Maverick Bidco Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(2)	—	—
Maverick Bidco Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(3)	—	—
Ministry Brands, LLC#	Senior loan	L + 4.00%	(a)	6.10%	12/2022	868	864	0.1	864
Ministry Brands, LLC#	Senior loan	L + 4.00%	(a)	6.10%	12/2022	497	494	0.1	494
Ministry Brands, LLC	Senior loan	L + 4.00%		N/A(6)	12/2022	—	—	—	—
MMan Acquisition Co.^#	One stop	L + 6.00%	(a)	8.09%	08/2023	9,750	9,626	1.0	9,750
MMan Acquisition Co.	One stop	L + 6.00%	(a)(c)	8.14%	08/2023	86	85	—	86
Net Health Acquisition Corp.#	One stop	L + 5.50%	(a)	7.59%	12/2023	3,867	3,831	0.4	3,867
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(1)	—	—
Netsmart Technologies, Inc.#	Senior loan	L + 4.50%	(a)	6.57%	04/2023	1,741	1,729	0.2	1,754
Netsmart Technologies, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(7)	—	—
Nextech Systems, LLC#	One stop	L + 6.00%	(a)	8.09%	03/2024	10,383	10,346	1.1	10,383
Nextech Systems, LLC	One stop	L + 6.00%		N/A(6)	03/2024	—	—	—	—
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	8.34%	11/2023	5,764	5,700	0.6	5,764
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)(f)	8.33%	11/2023	91	89	—	91
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)	8.09%	11/2023	3	2	—	3
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.09%	01/2024	10,899	10,672	1.1	10,899
Property Brands, Inc.^	One stop	L + 6.00%	(a)	8.09%	01/2024	219	217	—	219
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	—
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Saba Software, Inc.*^#	Senior loan	L + 4.50%	(a)	6.59%	05/2023	$22,571	$22,258	2.3%	$22,571
Saba Software, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	05/2023	—	(2)	—	—
Saldon Holdings, Inc.*	Senior loan	L + 4.50%	(a)	6.59%	09/2022	775	767	0.1	775
Severin Acquisition, LLC#	Senior loan	L + 5.38%	(c)	7.74%	07/2021	877	869	0.1	888
Severin Acquisition, LLC#	Senior loan	L + 5.00%	(c)	7.36%	07/2021	780	773	0.1	783
Severin Acquisition, LLC#	Senior loan	L + 5.38%	(c)	7.74%	07/2021	597	591	0.1	605
Severin Acquisition, LLC#	Senior loan	L + 4.88%	(c)	7.24%	07/2021	284	281	—	284
Switchfly, Inc.	One stop	L + 10.00%	(c)	10.85% cash/1.50% PIK	04/2020	2,425	2,353	0.3	2,425
Switchfly, Inc.	One stop	L + 10.00%	(a)	10.57% cash/1.50% PIK	06/2018	203	203	—	203
Switchfly, Inc.	One stop	L + 10.00%		N/A(6)	04/2020	—	—	—	—
Telesoft, LLC*	One stop	L + 5.50%	(c)	7.81%	07/2022	4,171	4,137	0.4	4,171
Telesoft, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2022	—	(1)	—	—
Transaction Data Systems, Inc.*#	One stop	L + 5.25%	(a)	7.34%	06/2021	39,149	38,970	4.0	38,968
Transaction Data Systems, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2021	—	(1)	—	(1)
Trintech, Inc.^#	One stop	L + 6.00%	(c)	8.36%	12/2023	10,903	10,778	1.1	10,903
Trintech, Inc.^	One stop	L + 6.00%	(c)	8.36%	12/2023	3,421	3,381	0.4	3,421
Trintech, Inc.	One stop	L + 6.00%	(c)	8.36%	12/2023	30	28	—	30
True Commerce, Inc.^	One stop	L + 5.75%	(c)	8.08%	11/2023	5,624	5,561	0.6	5,624
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(a)	10.78% cash/2.25% PIK	10/2020	824	763	0.1	824
Valant Medical Solutions, Inc.	One stop	N/A		6.00% PIK	02/2020	149	149	—	210
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(a)	10.78% cash/2.25% PIK	10/2020	10	10	—	10
Velocity Technology Solutions, Inc.#	One stop	L + 6.00%	(c)	8.33%	12/2023	8,248	8,117	0.9	8,248
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
Vendavo, Inc.	One stop	L + 8.50%	(b)	10.67%	10/2022	28,936	28,411	3.0	28,647
Vendavo, Inc.(5)	One stop	L + 8.50%		N/A(6)	10/2022	—	(10)	—	(13)
Vendor Credentialing Service LLC^	One stop	L + 6.00%	(a)	8.09%	11/2021	12,146	11,966	1.3	12,146
Vendor Credentialing Service LLC(5)	One stop	L + 6.00%		N/A(6)	11/2021	—	(1)	—	—
Verisys Corporation*	One stop	L + 7.75%	(c)	10.08%	01/2023	3,896	3,851	0.4	3,896
Verisys Corporation(5)	One stop	L + 7.75%		N/A(6)	01/2023	—	(1)	—	—
Workforce Software, LLC^	One stop	L + 10.50%	(c)	5.84% cash/7.00% PIK	06/2021	5,633	5,611	0.6	5,633
Workforce Software, LLC	One stop	L + 10.50%	(c)	5.84% cash/7.00% PIK	06/2021	23	23	—	23
						419,359	413,935	43.4	418,908
Ecological
Pace Analytical Services, LLC	One stop	L + 6.25%	(a)	8.34%	09/2022	15,229	14,932	1.6	15,229
Pace Analytical Services, LLC^	One stop	L + 6.25%	(a)	8.34%	09/2022	1,416	1,399	0.2	1,416
Pace Analytical Services, LLC*	One stop	L + 6.25%	(a)	8.34%	09/2022	346	342	—	346
Pace Analytical Services, LLC^	One stop	L + 6.25%	(a)	8.33%	09/2022	119	117	—	119
Pace Analytical Services, LLC	One stop	L + 6.25%	(a)	8.33%	09/2022	91	90	—	91
Pace Analytical Services, LLC(5)	One stop	L + 6.25%		N/A(6)	09/2022	—	(3)	—	—
WRE Holding Corp.*	Senior loan	L + 4.75%	(a)	6.84%	01/2023	1,011	1,001	0.1	1,011
WRE Holding Corp.	Senior loan	L + 4.75%	(a)	6.84%	01/2023	43	42	—	43
WRE Holding Corp.	Senior loan	L + 4.75%	(a)	6.84%	01/2023	17	17	—	17
WRE Holding Corp.	Senior loan	L + 4.75%	(c)	7.08%	01/2023	5	5	—	5
						18,277	17,942	1.9	18,277
Electronics
Appriss Holdings, Inc.*^#	One stop	L + 6.00%	(c)	8.33%	11/2020	22,268	22,075	2.3	22,268
Appriss Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2020	—	(23)	—	—
Compusearch Software Holdings, Inc.*^	Senior loan	L + 4.25%	(c)	6.58%	05/2021	2,072	2,070	0.2	2,073
Diligent Corporation#	One stop	L + 5.50%	(c)	7.94%	04/2022	26,198	25,902	2.7	26,198
Diligent Corporation#	One stop	L + 5.50%	(c)	7.94%	04/2022	4,891	4,824	0.5	4,891

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics - (continued)
Diligent Corporation*	One stop	L + 5.50%	(d)	7.94%	04/2022	$4,802	$4,705	0.5%	$4,802
Diligent Corporation*^	One stop	L + 5.50%	(d)	7.94%	04/2022	2,628	2,590	0.3	2,628
Diligent Corporation	One stop	L + 5.50%	(d)	7.98%	04/2022	102	102	—	102
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(1)	—	—
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(3)	—	—
Gamma Technologies, LLC*^#	One stop	L + 5.50%	(a)	7.59%	06/2024	21,532	21,342	2.2	21,343
Gamma Technologies, LLC	One stop	L + 5.50%	(a)	7.60%	06/2024	20	19	—	20
SEI, Inc.*	Senior loan	L + 5.25%	(a)	7.34%	07/2023	5,491	5,439	0.6	5,491
Sloan Company, Inc., The#	One stop	L + 7.25%	(c)	9.58%	04/2020	6,426	6,378	0.6	5,783
Sloan Company, Inc., The	One stop	L + 7.25%	(c)	9.58%	04/2020	429	429	—	386
Sloan Company, Inc., The	One stop	L + 7.25%	(c)	9.60%	04/2020	50	50	—	45
Sovos Compliance*^	One stop	L + 6.00%	(a)	8.09%	03/2022	9,257	9,140	1.0	9,257
Sovos Compliance^	One stop	L + 6.00%	(a)	8.09%	03/2022	1,557	1,538	0.2	1,557
Sovos Compliance	One stop	L + 6.00%		N/A(6)	03/2022	—	—	—	—
Sovos Compliance(5)	One stop	L + 6.00%		N/A(6)	03/2022	—	(2)	—	—
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	(c)	10.33%	10/2021	9,435	9,330	1.0	9,435
						117,158	115,904	12.1	116,279
Grocery
MyWebGrocer, Inc.*	One stop	L + 5.00%	(d)	7.52%	09/2018	14,271	14,226	1.5	14,271

Healthcare, Education and Childcare
Active Day, Inc.	One stop	L + 6.00%	(a)	8.09%	12/2021	13,299	13,090	1.4	13,299
Active Day, Inc.^	One stop	L + 6.00%	(a)	8.09%	12/2021	1,026	1,016	0.1	1,026
Active Day, Inc.*	One stop	L + 6.00%	(a)	8.09%	12/2021	661	656	0.1	661
Active Day, Inc.*	One stop	L + 6.00%	(a)	8.09%	12/2021	457	452	0.1	457
Active Day, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(1)	—	—
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(b)	8.87%	03/2022	2,564	2,516	0.3	2,564
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(b)	8.85%	03/2022	204	179	—	204
Acuity Eyecare Holdings, LLC^	One stop	L + 6.75%	(b)	8.87%	03/2022	150	148	—	150
Acuity Eyecare Holdings, LLC(5)	One stop	L + 6.75%		N/A(6)	03/2022	—	(1)	—	—
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(b)	7.92%	05/2022	21,119	20,665	2.1	20,697
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(b)	7.92%	05/2022	107	106	—	105
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(b)	7.92%	05/2022	83	82	—	81
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(b)(f)	8.34%	05/2022	65	64	—	63
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(b)	7.92%	05/2022	32	31	—	31
Agilitas USA, Inc.#	One stop	L + 6.25%	(c)	8.56%	04/2022	8,375	8,312	0.8	8,208
Agilitas USA, Inc.	One stop	L + 6.25%	(c)	8.56%	04/2022	10	10	—	8
Agilitas USA, Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2022	—	(1)	—	—
Aris Teleradiology Company, LLC*	Senior loan	L + 5.50%	(d)	8.00%	03/2021	2,693	2,677	0.2	1,750
Aris Teleradiology Company, LLC	Senior loan	L + 5.50%	(c)	7.83%	03/2021	124	123	—	64
Avalign Technologies, Inc.^	Senior loan	L + 4.50%	(a)	6.60%	07/2021	1,416	1,413	0.2	1,416
BIORECLAMATIONIVT, LLC*^#	One stop	L + 5.75%	(a)	7.84%	01/2021	16,895	16,745	1.7	16,895
BIORECLAMATIONIVT, LLC	One stop	P + 4.75%	(f)	9.75%	01/2021	100	99	—	100
California Cryobank, LLC^	One stop	L + 5.50%	(c)	7.83%	08/2019	1,434	1,430	0.1	1,434
California Cryobank, LLC^	One stop	L + 5.50%	(c)	7.83%	08/2019	549	545	0.1	549
California Cryobank, LLC^	One stop	L + 5.50%	(c)	7.83%	08/2019	182	182	—	182
California Cryobank, LLC	One stop	L + 5.50%	(c)	7.82%	08/2019	99	98	—	99
California Cryobank, LLC	One stop	L + 5.50%		N/A(6)	08/2019	—	—	—	—
CLP Healthcare Services, Inc.^	Senior loan	L + 5.50%	(a)	7.59%	12/2020	3,894	3,865	0.4	3,816
Curo Health Services LLC#	Senior loan	P + 3.00%	(f)	8.00%	02/2022	3,248	3,238	0.3	3,256
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	(c)	7.58%	07/2021	18,631	18,423	1.9	18,631
DCA Investment Holding, LLC*^#	One stop	L + 5.25%	(c)	7.58%	07/2021	13,365	13,275	1.4	13,365

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
DCA Investment Holding, LLC#	One stop	L + 5.25%	(c)	7.58%	07/2021	$2,456	$2,425	0.3%	$2,456
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.58%	07/2021	152	150	—	152
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.58%	07/2021	47	47	—	47
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.58%	07/2021	26	16	—	26
DCA Investment Holding, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2021	—	(9)	—	—
Deca Dental Management LLC*^	One stop	L + 6.25%	(c)	8.58%	07/2020	4,074	4,048	0.4	4,074
Deca Dental Management LLC	One stop	L + 6.25%	(a)(c)	8.47%	07/2020	496	493	0.1	496
Deca Dental Management LLC	One stop	L + 6.25%	(a)	8.34%	07/2020	50	50	—	50
Deca Dental Management LLC(5)	One stop	L + 6.25%		N/A(6)	07/2020	—	(2)	—	—
Dental Holdings Corporation	One stop	L + 5.50%	(d)	8.02%	02/2020	7,142	7,070	0.7	7,142
Dental Holdings Corporation	One stop	L + 5.50%	(d)	8.02%	02/2020	1,133	1,125	0.1	1,133
Dental Holdings Corporation	One stop	L + 5.50%	(a)(b)(f)	7.54%	02/2020	441	433	0.1	441
Elite Dental Partners LLC#	One stop	L + 5.25%	(c)	7.58%	06/2023	12,305	12,122	1.3	12,181
Elite Dental Partners LLC	One stop	P + 4.25%	(f)	9.25%	06/2023	10	9	—	9
Elite Dental Partners LLC(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(15)	—	(10)
ERG Buyer, LLC#	One stop	L + 5.50%	(c)	7.83%	05/2024	13,216	13,021	1.3	13,083
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(2)	—	(2)
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(11)	—	(8)
eSolutions, Inc.*^	One stop	L + 6.50%	(c)	8.83%	03/2022	19,098	18,855	2.0	19,098
eSolutions, Inc.(5)	One stop	L + 6.50%		N/A(6)	03/2022	—	(1)	—	—
Excelligence Learning Corporation^	One stop	L + 6.00%	(a)	8.09%	04/2023	4,817	4,778	0.5	4,721
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.58%	05/2023	7,946	7,768	0.8	7,946
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.58%	05/2023	577	567	0.1	577
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.58%	05/2023	356	354	—	356
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.58%	05/2023	173	172	—	173
Eyecare Services Partners Holdings LLC	One stop	P + 5.25%	(f)	10.25%	05/2023	85	82	—	85
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.58%	05/2023	58	57	—	58
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.58%	05/2023	51	50	—	51
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.58%	05/2023	33	28	—	33
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.58%	05/2023	32	26	—	32
G & H Wire Company, Inc.^	One stop	L + 5.75%	(a)	7.84%	09/2023	5,600	5,539	0.6	5,600
G & H Wire Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	09/2022	—	(1)	—	—
Immucor, Inc.#	Senior loan	L + 5.00%	(a)	7.09%	06/2021	1,601	1,598	0.2	1,624
Joerns Healthcare, LLC*^	One stop	L + 6.00%	(c)	8.31%	05/2020	3,497	3,472	0.3	3,229
Kareo, Inc.	One stop	L + 9.00%	(a)	11.09%	06/2022	4,518	4,337	0.5	4,518
Kareo, Inc.	One stop	L + 9.00%	(a)	11.09%	06/2022	332	327	—	332
Kareo, Inc.	One stop	L + 9.00%		N/A(6)	06/2022	—	—	—	—
Katena Holdings, Inc.^	One stop	L + 6.75%	(c)	9.08%	06/2021	8,545	8,483	0.9	8,374
Katena Holdings, Inc.^	One stop	L + 6.75%	(c)	9.08%	06/2021	835	829	0.1	818
Katena Holdings, Inc.#	One stop	L + 6.75%	(c)	9.08%	06/2021	569	563	0.1	558
Katena Holdings, Inc.	One stop	P + 5.75%	(f)	10.75%	06/2021	100	99	—	98
Lombart Brothers, Inc.^	One stop	L + 6.75%	(c)	9.08%	04/2022	3,602	3,526	0.4	3,602
Lombart Brothers, Inc.^(8)	One stop	L + 6.75%	(c)	9.08%	04/2022	1,652	1,627	0.2	1,652
Lombart Brothers, Inc.	One stop	L + 6.75%		N/A(6)	04/2022	—	—	—	—
Lombart Brothers, Inc.(5)	One stop	L + 6.75%		N/A(6)	04/2022	—	(1)	—	—
Maverick Healthcare Group, LLC*	Senior loan	L + 7.50%	(a)	7.59% cash/2.00% PIK	12/2017	1,388	1,388	0.1	1,388
MWD Management, LLC & MWD Services, Inc.#	One stop	L + 5.25%	(c)	7.58%	06/2023	5,881	5,819	0.6	5,881
MWD Management, LLC & MWD Services, Inc.^	One stop	L + 5.25%	(c)	7.58%	06/2023	229	228	—	229
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2022	—	(1)	—	—
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(3)	—	—
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.25%	(c)	8.58%	05/2022	9,362	9,167	1.0	9,362
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.25%	(c)	8.58%	05/2022	944	931	0.1	944

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.25%	(c)	8.60%	05/2022	$212	$209	—%	$212
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	8.58%	05/2022	210	208	—	210
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	8.58%	05/2022	151	149	—	151
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.25%	(c)	8.58%	05/2022	116	115	—	116
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	8.58%	05/2022	90	90	—	90
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	8.58%	05/2022	46	45	—	46
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	8.58%	05/2022	42	41	—	42
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	8.58%	05/2022	32	32	—	32
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	8.58%	05/2022	30	29	—	30
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.25%	(c)(f)	8.87%	05/2022	20	18	—	20
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.84%	11/2023	3,072	3,009	0.3	3,072
ONsite Mammography, LLC	One stop	L + 6.75%	(d)	8.93%	11/2023	16	15	—	16
ONsite Mammography, LLC(5)	One stop	L + 6.75%		N/A(6)	11/2023	—	(1)	—	—
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(c)	8.61%	08/2021	9,904	9,735	1.0	9,904
Pinnacle Treatment Centers, Inc.^	One stop	L + 6.25%	(c)	8.61%	08/2021	55	54	—	55
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(c)(f)	8.81%	08/2021	35	34	—	35
Pinnacle Treatment Centers, Inc.(5)	One stop	L + 6.25%		N/A(6)	08/2021	—	(1)	—	—
PPT Management Holdings, LLC(7)	One stop	P + 7.00%	(f)	12.00%	12/2022	10,171	9,996	0.8	7,628
PPT Management Holdings, LLC(7)	One stop	P + 7.00%	(f)	12.00%	12/2022	200	197	—	150
PPT Management Holdings, LLC(7)	One stop	P + 7.00%	(f)	12.00%	12/2022	135	135	—	101
PPT Management Holdings, LLC(7)	One stop	P + 7.00%	(f)	12.00%	12/2022	81	81	—	60
PPT Management Holdings, LLC(5)(7)	One stop	L + 6.00%	(c)(f)	8.88%	12/2022	39	29	—	(33)
Premise Health Holding Corp.*^#	One stop	L + 4.50%	(c)	6.83%	06/2020	14,700	14,657	1.5	14,700
Premise Health Holding Corp.(5)	One stop	L + 4.50%		N/A(6)	06/2020	—	(9)	—	—
Radiology Partners, Inc.^#	One stop	P + 4.75%	(f)	9.75%	12/2023	28,990	28,880	3.0	28,990
Radiology Partners, Inc.	One stop	P + 4.75%	(f)	9.75%	12/2023	343	340	—	343
Reliant Pro ReHab, LLC*	Senior loan	L + 5.00%	(a)	12.09%	12/2018	2,416	2,414	0.2	2,416
Reliant Pro ReHab, LLC	Senior loan	P + 4.00%	(f)	9.00%	12/2018	498	498	0.1	498
Riverchase MSO, LLC#	Senior loan	L + 5.25%	(c)	7.58%	10/2022	4,943	4,889	0.5	4,943
Riverchase MSO, LLC	Senior loan	L + 5.25%	(c)	7.59%	10/2022	44	43	—	44
RXH Buyer Corporation*^	One stop	L + 5.75%	(c)	8.08%	09/2021	17,127	16,944	1.8	17,127
RXH Buyer Corporation*	One stop	L + 5.75%	(c)	8.08%	09/2021	1,938	1,918	0.2	1,938
RXH Buyer Corporation	One stop	P + 4.75%	(c)(f)	9.03%	09/2021	92	90	—	92
SLMP, LLC^	One stop	L + 6.00%	(a)	8.09%	05/2023	7,563	7,418	0.8	7,563
SLMP, LLC^	One stop	L + 6.00%	(a)	8.09%	05/2023	299	295	—	299
SLMP, LLC	One stop	N/A		7.50% PIK	05/2027	90	90	—	90
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
Spear Education, LLC^	One stop	L + 6.25%	(c)	8.56%	08/2019	4,609	4,595	0.5	4,609
Spear Education, LLC	One stop	L + 6.25%	(c)	8.56%	08/2019	74	74	—	74
Spear Education, LLC	One stop	L + 6.25%		N/A(6)	08/2019	—	—	—	—
Summit Behavioral Healthcare, LLC^	Senior loan	L + 4.75%	(c)	7.05%	10/2023	8,799	8,682	0.9	8,799
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	7.07%	10/2023	65	63	—	65
Summit Behavioral Healthcare, LLC(5)	Senior loan	L + 4.75%		N/A(6)	10/2023	—	(3)	—	—
WHCG Management, LLC#	Senior loan	L + 5.00%	(c)	7.33%	03/2023	2,376	2,353	0.2	2,376
WHCG Management, LLC	Senior loan	L + 5.00%	(c)	7.31%	03/2023	50	49	—	50
WHCG Management, LLC(5)	Senior loan	L + 4.75%		N/A(6)	03/2023	—	(2)	—	—
WIRB-Copernicus Group, Inc.*^	Senior loan	L + 4.25%	(a)	6.34%	08/2022	10,929	10,856	1.1	10,929
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(1)	—	—
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(2)	—	—
						364,813	360,418	36.9	359,602

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC*	Senior loan	L + 4.50%	(a)	6.59%	02/2022	$549	$548	0.1%	$551
CST Buyer Company^	One stop	L + 5.00%	(d)	7.45%	03/2023	2,433	2,375	0.3	2,433
CST Buyer Company(5)	One stop	L + 5.00%		N/A(6)	03/2023	—	(1)	—	—
Plano Molding Company, LLC*^#	One stop	L + 8.00%	(a)	10.09%	05/2021	13,065	12,932	1.3	12,543
						16,047	15,854	1.7	15,527
Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC*^	One stop	L + 5.00%	(a)	7.09%	06/2022	9,966	9,827	1.0	9,816
Aimbridge Hospitality, LLC*#	One stop	L + 5.00%	(a)	7.09%	06/2022	4,842	4,772	0.5	4,770
Aimbridge Hospitality, LLC#	One stop	L + 5.00%	(a)	7.09%	06/2022	807	795	0.1	795
Aimbridge Hospitality, LLC	One stop	L + 5.00%	(a)	7.09%	06/2022	16	15	—	16
Aimbridge Hospitality, LLC(5)	One stop	L + 5.00%		N/A(6)	06/2022	—	(1)	—	(1)
						15,631	15,408	1.6	15,396
Insurance
Captive Resources Midco, LLC*^#	One stop	L + 6.00%	(a)	8.09%	12/2021	34,819	34,375	3.6	34,819
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(20)	—	—
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(25)	—	—
Internet Pipeline, Inc.	One stop	L + 7.25%	(a)	9.35%	08/2022	4,809	4,721	0.5	4,880
Internet Pipeline, Inc.*	One stop	L + 6.25%	(a)	8.34%	08/2022	2,082	2,065	0.2	2,043
Internet Pipeline, Inc.*	One stop	L + 6.25%	(a)	8.34%	08/2022	788	782	0.1	773
Internet Pipeline, Inc.	One stop	L + 7.25%		N/A(6)	08/2021	—	—	—	1
RSC Acquisition, Inc.#	Senior loan	L + 4.25%	(c)(d)(f)	6.75%	11/2022	1,615	1,605	0.2	1,615
RSC Acquisition, Inc.	Senior loan	L + 4.25%	(d)	6.75%	11/2021	42	42	—	42
RSC Acquisition, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(2)	—	—
						44,155	43,543	4.6	44,173
Leisure, Amusement, Motion Pictures, Entertainment
NFD Operating, LLC#	One stop	L + 7.00%	(a)	8.98%	06/2021	2,307	2,287	0.2	2,307
NFD Operating, LLC	One stop	L + 7.00%		N/A(6)	06/2021	—	—	—	—
PADI Holdco, Inc.(8)(17)(18)	One stop	E + 5.75%	(g)	5.75%	04/2023	9,616	9,616	1.0	9,401
PADI Holdco, Inc.*	One stop	L + 5.75%	(a)	7.85%	04/2023	9,701	9,478	1.0	9,701
PADI Holdco, Inc.	One stop	L + 5.75%	(a)	7.85%	04/2022	102	101	—	102
Self Esteem Brands, LLC*^	Senior loan	L + 4.75%	(a)	6.84%	02/2020	16,440	16,378	1.7	16,440
Self Esteem Brands, LLC(5)	Senior loan	L + 4.75%		N/A(6)	02/2020	—	(3)	—	—
Sunshine Sub, LLC#	One stop	L + 4.75%	(a)	6.84%	05/2024	7,740	7,588	0.8	7,585
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	(1)
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(3)	—	(3)
Teaching Company, The	One stop	L + 7.00%	(a)(c)	9.31%	08/2020	18,691	18,572	1.9	18,691
Teaching Company, The	One stop	L + 7.00%	(c)(f)	9.58%	08/2020	95	94	—	95
Titan Fitness, LLC*	One stop	L + 6.50%	(a)	8.48%	09/2019	12,985	12,923	1.3	12,985
Titan Fitness, LLC*	One stop	L + 6.50%	(a)	8.48%	09/2019	1,959	1,953	0.2	1,959
Titan Fitness, LLC*	One stop	L + 6.50%	(a)	8.48%	09/2019	1,720	1,715	0.2	1,720
Titan Fitness, LLC^	One stop	L + 6.50%	(a)	8.48%	09/2019	929	920	0.1	929
Titan Fitness, LLC(5)	One stop	L + 6.50%		N/A(6)	09/2019	—	(5)	—	—
						82,285	81,613	8.4	81,911
Oil and Gas
Drilling Info, Inc.*^#	One stop	L + 5.50%	(b)	7.67%	06/2020	14,408	14,319	1.5	14,408
Drilling Info, Inc.	One stop	L + 5.75%		N/A(6)	06/2020	—	—	—	—
						14,408	14,319	1.5	14,408
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	7.83%	11/2021	5,635	5,572	0.6	5,635
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	(c)	7.83%	11/2021	491	488	0.1	491
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.83%	11/2021	344	342	—	344
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	7.83%	11/2021	$33	$32	—%	$33
IMPLUS Footwear, LLC	One stop	L + 6.75%	(a)	8.84%	04/2021	10,226	10,114	1.1	10,226
IMPLUS Footwear, LLC	One stop	L + 6.75%	(a)	8.84%	04/2021	1,800	1,781	0.2	1,800
Massage Envy, LLC*^#	One stop	L + 6.75%	(c)(f)	9.06%	09/2020	34,923	34,691	3.6	34,923
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.08%	09/2020	99	98	—	99
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.08%	09/2020	48	48	—	48
Massage Envy, LLC	One stop	L + 6.75%	(c)	9.08%	09/2020	42	41	—	42
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.07%	09/2020	40	40	—	40
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.11%	09/2020	38	38	—	38
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.07%	09/2020	35	34	—	35
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.10%	09/2020	19	19	—	19
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.10%	09/2020	15	15	—	15
Massage Envy, LLC(5)	One stop	L + 6.75%		N/A(6)	09/2020	—	(1)	—	—
Massage Envy, LLC(5)	One stop	L + 6.75%		N/A(6)	09/2020	—	(7)	—	—
Orthotics Holdings, Inc.*#	One stop	L + 5.50%	(a)	7.59%	02/2020	8,226	8,180	0.8	8,062
Orthotics Holdings, Inc.*#(8)	One stop	L + 5.50%	(a)	7.59%	02/2020	1,348	1,341	0.1	1,322
Orthotics Holdings, Inc.(5)(8)	One stop	L + 5.50%		N/A(6)	02/2020	—	(1)	—	—
Orthotics Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	02/2020	—	(7)	—	(4)
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	(c)(f)	7.36%	12/2018	4,253	4,252	0.4	4,243
Team Technologies Acquisition Company*	Senior loan	L + 5.50%	(c)(f)	7.86%	12/2018	784	783	0.1	794
Team Technologies Acquisition Company	Senior loan	P + 3.75%	(f)	8.75%	12/2018	72	72	—	72
						68,471	67,965	7.0	68,277
Personal, Food and Miscellaneous Services
Captain D's, LLC^	Senior loan	L + 4.50%	(a)	6.57%	12/2023	3,975	3,921	0.4	3,975
Captain D's, LLC	Senior loan	L + 4.50%	(a)	6.57%	12/2023	7	6	—	7
Community Veterinary Partners, LLC^	One stop	L + 5.50%	(b)	7.60%	10/2021	283	281	—	283
Community Veterinary Partners, LLC*	One stop	L + 5.50%	(b)	7.60%	10/2021	99	98	—	99
Community Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2021	—	(4)	—	—
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	2	2	—	2
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2023	—	(1)	—	(1)
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2020	—	(7)	—	(8)
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.86%	01/2023	1,038	1,029	0.1	1,038
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.86%	01/2023	5	4	—	5
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%		N/A(6)	01/2023	—	—	—	—
Southern Veterinary Partners, LLC#	One stop	L + 5.50%	(a)	7.59%	05/2025	3,880	3,819	0.4	3,880
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.59%	05/2025	232	229	—	232
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.59%	05/2025	173	171	—	173
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.59%	05/2023	88	86	—	88
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.59%	05/2025	77	76	—	77
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.59%	05/2025	67	66	—	67
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.59%	05/2025	50	48	—	50
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(3)	—	—
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(10)	—	(10)
Vetcor Professional Practices LLC*^#	One stop	P + 5.25%	(f)	10.25%	04/2021	28,530	28,214	2.9	28,530
Vetcor Professional Practices LLC*	One stop	P + 5.25%	(f)	10.25%	04/2021	949	943	0.1	949
Vetcor Professional Practices LLC#	One stop	P + 5.25%	(f)	10.25%	04/2021	941	930	0.1	941
Vetcor Professional Practices LLC^	One stop	P + 5.25%	(f)	10.25%	04/2021	855	845	0.1	855
Vetcor Professional Practices LLC#	One stop	P + 5.25%	(f)	10.25%	04/2021	739	739	0.1	739
Vetcor Professional Practices LLC^	One stop	P + 5.25%	(f)	10.25%	04/2021	720	712	0.1	720
Vetcor Professional Practices LLC^	One stop	P + 5.25%	(f)	10.25%	04/2021	481	475	—	481
Vetcor Professional Practices LLC#	One stop	P + 5.25%	(f)	10.25%	04/2021	283	282	—	283
Vetcor Professional Practices LLC#	One stop	P + 5.25%	(f)	10.25%	04/2021	232	230	—	232

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
Vetcor Professional Practices LLC	One stop	P + 5.25%	(f)	10.25%	04/2021	$151	$141	—%	$151
Vetcor Professional Practices LLC	One stop	P + 5.25%	(f)	10.25%	04/2021	130	127	—	130
Veterinary Specialists of North America, LLC^	One stop	L + 5.50%	(c)	7.86%	07/2021	7,349	7,292	0.8	7,349
Veterinary Specialists of North America, LLC^	One stop	L + 5.50%	(a)	7.59%	07/2021	766	757	0.1	766
Veterinary Specialists of North America, LLC*	One stop	L + 5.50%	(a)	7.59%	07/2021	416	414	—	416
Veterinary Specialists of North America, LLC*	One stop	L + 5.50%	(a)	7.59%	07/2021	161	160	—	161
Veterinary Specialists of North America, LLC^	One stop	L + 5.50%	(a)	7.59%	07/2021	123	122	—	123
Veterinary Specialists of North America, LLC*	One stop	L + 5.50%	(a)	7.59%	07/2021	63	62	—	63
Veterinary Specialists of North America, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2021	—	(2)	—	—
Veterinary Specialists of North America, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2021	—	(2)	—	—
Wetzel's Pretzels, LLC*	One stop	L + 6.75%	(a)	8.73%	09/2021	8,971	8,843	0.9	8,904
Wetzel's Pretzels, LLC(5)	One stop	L + 6.75%		N/A(6)	09/2021	—	(1)	—	—
						61,836	61,094	6.1	61,750
Printing and Publishing
Brandmuscle, Inc.^	Senior loan	L + 5.00%	(c)	7.33%	12/2021	620	615	0.1	624

Retail Stores
Batteries Plus Holding Corporation	One stop	L + 6.75%	(a)(f)	8.84%	07/2022	11,963	11,756	1.2	11,963
Batteries Plus Holding Corporation	One stop	L + 6.75%	(a)	8.81%	07/2022	15	13	—	15
Cycle Gear, Inc.^	One stop	L + 6.50%	(c)	8.81%	01/2020	10,347	10,278	1.1	10,347
Cycle Gear, Inc.^	One stop	L + 6.50%	(c)	8.81%	01/2020	604	601	0.1	604
Cycle Gear, Inc.(5)	One stop	L + 6.50%		N/A(6)	01/2020	—	(8)	—	—
DTLR, Inc.*^#	One stop	L + 6.50%	(c)	8.86%	08/2022	22,788	22,506	2.4	22,788
Elite Sportswear, L.P.	Senior loan	L + 5.75%	(c)	8.08%	06/2020	6,889	6,824	0.7	6,889
Elite Sportswear, L.P.	Senior loan	L + 5.75%	(c)	8.08%	06/2020	2,770	2,744	0.3	2,770
Elite Sportswear, L.P.	Senior loan	L + 5.75%	(c)	8.08%	06/2020	1,425	1,415	0.2	1,425
Elite Sportswear, L.P.	Senior loan	L + 5.75%	(a)	7.84%	06/2020	784	780	0.1	784
Elite Sportswear, L.P.*	Senior loan	L + 5.75%	(c)	8.08%	06/2020	468	465	0.1	468
Elite Sportswear, L.P.	Senior loan	L + 5.75%	(c)	8.08%	06/2020	216	214	—	216
Elite Sportswear, L.P.*	Senior loan	L + 5.75%	(c)	8.08%	06/2020	207	205	—	207
Elite Sportswear, L.P.	One stop	P + 4.50%	(f)	9.50%	06/2020	20	20	—	20
Feeders Supply Company, LLC	One stop	L + 5.75%	(a)	7.84%	04/2021	4,839	4,777	0.5	4,839
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	63	63	—	63
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
Marshall Retail Group LLC, The^#	One stop	L + 6.00%	(c)	8.31%	08/2020	11,922	11,867	1.2	11,922
Marshall Retail Group LLC, The	One stop	P + 4.75%	(f)	9.75%	08/2019	366	356	—	366
Mills Fleet Farm Group LLC*^	One stop	L + 5.50%	(a)	7.59%	02/2022	1,815	1,738	0.2	1,815
Paper Source, Inc.^#	One stop	L + 6.25%	(c)	8.58%	09/2019	12,255	12,207	1.3	12,255
Paper Source, Inc.#	One stop	L + 6.25%	(c)	8.58%	09/2019	1,628	1,619	0.2	1,628
Paper Source, Inc.	One stop	P + 5.00%	(f)	10.00%	09/2019	423	416	—	423
Pet Holdings ULC*^(8)(9)	One stop	L + 5.50%	(c)	7.81%	07/2022	14,763	14,563	1.5	14,763
Pet Holdings ULC*^(8)(9)	One stop	L + 5.50%	(b)(c)	7.81%	07/2022	100	99	—	100
Pet Holdings ULC(5)(9)	One stop	L + 5.50%		N/A(6)	07/2022	—	(2)	—	—
PetPeople Enterprises, LLC^	One stop	L + 5.50%	(a)	7.60%	09/2023	3,122	3,088	0.3	3,122
PetPeople Enterprises, LLC	One stop	N/A		8.25% PIK	01/2019	155	155	—	166
PetPeople Enterprises, LLC	One stop	L + 5.50%		N/A(6)	09/2023	—	—	—	—
PetPeople Enterprises, LLC(5)	One stop	L + 5.50%		N/A(6)	09/2023	—	(1)	—	—
						109,947	108,758	11.4	109,958
Telecommunications
NetMotion Wireless Holdings, Inc.*^	One stop	L + 6.25%	(c)	8.58%	10/2021	6,409	6,321	0.7	6,409
NetMotion Wireless Holdings, Inc.(5)	One stop	L + 6.50%		N/A(6)	10/2021	—	(1)	—	—
						6,409	6,320	0.7	6,409

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	(c)	7.36%	10/2022	$2,216	$2,184	0.2%	$2,128
SHO Holding I Corporation	Senior loan	L + 4.00%	(c)	6.31%	10/2021	15	15	—	12
						2,231	2,199	0.2	2,140
Utilities
Arcos, LLC	One stop	L + 6.00%	(c)	8.33%	02/2021	3,553	3,516	0.4	3,553
Arcos, LLC	One stop	L + 6.00%		N/A(6)	02/2021	—	—	—	—
						3,553	3,516	0.4	3,553
Total non-controlled/non-affiliate company debt investments						$1,671,125	$1,651,673	171.1%	$1,658,319

Equity investments (10)(11)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A		N/A	N/A	2	$1,506	0.1%	$545
NTS Technical Systems	Preferred stock	N/A		N/A	N/A	—	256	—	310
NTS Technical Systems	Preferred stock	N/A		N/A	N/A	—	128	—	172
Tresys Technology Holdings, Inc.(7)	Common stock	N/A		N/A	N/A	295	295	—	—
Whitcraft LLC	Common stock	N/A		N/A	N/A	4	375	0.1	521
							2,560	0.2	1,548
Automobile
Grease Monkey International, LLC	LLC units	N/A		N/A	N/A	354	354	—	407
Polk Acquisition Corp.	LP interest	N/A		N/A	N/A	1	144	—	93
Quick Quack Car Wash Holdings, LLC	LLC units	N/A		N/A	N/A	—	207	—	207
							705	—	707
Beverage, Food and Tobacco
Benihana, Inc.	LLC units	N/A		N/A	N/A	43	699	0.1	886
C. J. Foods, Inc.	Preferred stock	N/A		N/A	N/A	—	75	0.1	500
Cafe Rio Holding, Inc.	Common stock	N/A		N/A	N/A	2	224	—	243
Global ID Corporation	LLC interest	N/A		N/A	N/A	2	242	—	300
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	27	130	—	128
Hopdoddy Holdings, LLC	LLC units	N/A		N/A	N/A	12	36	—	36
Mendocino Farms, LLC	Common stock	N/A		N/A	N/A	11	50	—	50
Purfoods, LLC	LLC interest	N/A		N/A	N/A	381	381	0.1	460
Rubio's Restaurants, Inc.	Preferred stock	N/A		N/A	N/A	2	945	0.2	1,486
Uinta Brewing Company(7)	LP interest	N/A		N/A	N/A	462	462	—	—
							3,244	0.5	4,089
Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A		N/A	N/A	10	1,021	0.3	2,646

Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A		N/A	N/A	—	90	—	72
Flexan, LLC	Common stock	N/A		N/A	N/A	1	—	—	—
							90	—	72
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	Preferred stock	N/A		N/A	N/A	—	370	—	—
Inventus Power, Inc.	LLC units	N/A		N/A	N/A	—	54	—	54
Inventus Power, Inc.	Common stock	N/A		N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A		N/A	N/A	—	249	0.1	515
Sunless Merger Sub, Inc.	LP interest	N/A		N/A	N/A	160	160	—	—
							833	0.1	569
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A		N/A	N/A	296	296	—	314
Agility Recovery Solutions Inc.	Preferred stock	N/A		N/A	N/A	67	341	0.1	407
Apttus Corporation	Preferred stock	N/A		N/A	N/A	18	263	—	280

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Apttus Corporation	Warrant	N/A	N/A	N/A	34	$194	—%	$211
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	33	207	—	207
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	29	39	—	39
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	1	87	—	87
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	69	69	—	69
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	57	10	—	10
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	—	154	—	196
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	1	98	—	98
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	348	0.1	325
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	368	135	0.1	454
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	1	369	—	364
MMan Acquisition Co.	LP interest	N/A	N/A	N/A	263	263	—	254
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	—	346	—	360
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	136	—	158
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	417	0.1	435
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	103	4	—	—
Property Brands, Inc.	Preferred stock	N/A	N/A	N/A	28	284	—	294
Switchfly, Inc.	Warrant	N/A	N/A	N/A	64	89	—	77
Valant Medical Solutions, Inc.	Warrant	N/A	N/A	N/A	5	68	—	56
Vendavo, Inc.	Preferred stock	N/A	N/A	N/A	1,017	1,017	0.1	1,058
Verisys Corporation	LLC interest	N/A	N/A	N/A	261	261	—	274
Vitalyst, LLC	Preferred stock	N/A	N/A	N/A	—	61	—	94
Vitalyst, LLC	Common stock	N/A	N/A	N/A	1	7	—	—
Workforce Software, LLC	LLC units	N/A	N/A	N/A	323	323	0.1	392
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	242	221	—	260
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	43	34	—	21
						6,141	0.6	6,794
Ecological
Pace Analytical Services, LLC	Common stock	N/A	N/A	N/A	3	304	—	271

Electronics
Diligent Corporation(12)	Preferred stock	N/A	N/A	N/A	56	1	—	151
Project Silverback Holdings Corp.	Preferred stock	N/A	N/A	N/A	3	6	—	142
SEI, Inc.	LLC units	N/A	N/A	N/A	340	265	0.1	617
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	152	—	—
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	2	14	—	—
						438	0.1	910
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	1,446	0.2	1,575
MyWebGrocer, Inc.	Preferred stock	N/A	N/A	N/A	71	165	—	243
						1,611	0.2	1,818
Healthcare, Education and Childcare
Advanced Pain Management Holdings, Inc.	Common stock	N/A	N/A	N/A	67	67	—	—
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	1	64	—	—
BIORECLAMATIONIVT, LLC	LLC units	N/A	N/A	N/A	—	407	0.1	682
Advanced Pain Management Holdings, Inc.	Preferred stock	N/A	N/A	N/A	8	829	—	—
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	614	0.1	558
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	198	198	—	187
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	579	0.1	361
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	—
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	28	—	38
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	11	—	13

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
California Cryobank, LLC	LLC units	N/A	N/A	N/A	—	$—	—%	$54
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	8,637	864	0.1	1,078
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	87	9	—	79
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	357	0.1	419
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	883	831	0.1	752
Elite Dental Partners LLC	Common stock	N/A	N/A	N/A	—	360	—	360
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	182	—	232
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	—	—	—
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	—	349	0.1	349
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	4	4	—	3
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	133	—	144
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	1	—	84
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	148	148	—	112
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	417	—	194
Kareo, Inc.	Warrant	N/A	N/A	N/A	23	160	—	3
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	387	—	284
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	1	149	—	100
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	182	182	—	155
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	234	234	0.1	335
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	203
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	231	—	255
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	—
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	—	179
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	11	76	—	45
Reliant Pro ReHab, LLC	Preferred stock	N/A	N/A	N/A	2	183	0.1	867
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	683	—	279
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	—	249	—	79
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	3	3	—	—
SLMP, LLC	LLC interest	N/A	N/A	N/A	289	289	0.1	360
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	62	—	74
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	25
SSH Corporation	Common stock	N/A	N/A	N/A	—	40	—	95
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	68	—	60
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	—	—	—
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	583
U.S. Renal Care, Inc.	LP interest	N/A	N/A	N/A	1	2,665	0.2	1,689
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	220	—	148
						12,957	1.3	11,517
Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	—	—	333
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	72	—	97
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	44	1	—	160
						73	—	590
Leisure, Amusement, Motion Pictures, Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	1,180
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	—	414	—	410
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	7	712	0.1	1,066
						1,838	0.2	2,656
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	LLC units	N/A	N/A	N/A	11	106	—	151
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	210	0.1	1,164
Team Technologies Acquisition Company	Common stock	N/A	N/A	N/A	—	114	—	272
						430	0.1	1,587
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A		N/A	N/A	70	$70	—%	$72
Community Veterinary Partners, LLC	Common stock	N/A		N/A	N/A	2	244	—	284
PPV Intermediate Holdings II, LLC	LLC interest	N/A		N/A	N/A	13	13	—	13
R.G. Barry Corporation	Preferred stock	N/A		N/A	N/A	—	161	—	156
Ruby Slipper Cafe LLC, The	LLC units	N/A		N/A	N/A	12	123	—	123
Southern Veterinary Partners, LLC	LLC units	N/A		N/A	N/A	—	216	—	319
Southern Veterinary Partners, LLC	LLC units	N/A		N/A	N/A	64	2	—	—
Vetcor Professional Practices LLC	LLC units	N/A		N/A	N/A	766	360	0.1	436
Vetcor Professional Practices LLC	LLC units	N/A		N/A	N/A	85	85	0.2	2,352
Veterinary Specialists of North America, LLC	LLC units	N/A		N/A	N/A	—	106	—	163
Wetzel's Pretzels, LLC	Common stock	N/A		N/A	N/A	—	160	—	222
							1,540	0.3	4,140
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A		N/A	N/A	—	240	—	195

Retail Stores
Batteries Plus Holding Corporation	LP interest	N/A		N/A	N/A	5	529	0.1	780
Cycle Gear, Inc.	LLC units	N/A		N/A	N/A	19	248	0.1	453
DTLR, Inc.	LLC interest	N/A		N/A	N/A	4	411	0.1	619
Elite Sportswear, L.P.	LLC interest	N/A		N/A	N/A	—	158	—	53
Feeders Supply Company, LLC	Preferred stock	N/A		N/A	N/A	2	192	—	235
Feeders Supply Company, LLC	Common stock	N/A		N/A	N/A	—	—	—	59
Marshall Retail Group LLC, The	LLC units	N/A		N/A	N/A	15	154	—	103
Paper Source, Inc.	Common stock	N/A		N/A	N/A	8	1,387	0.1	685
Pet Holdings ULC(8)(9)	LP interest	N/A		N/A	N/A	455	386	0.1	533
							3,465	0.5	3,520

Total non-controlled/non-affiliate company equity investments							$37,490	4.4%	$43,629

Total non-controlled/non-affiliate company investments						$1,671,125	$1,689,163	175.5%	$1,701,948

Non-controlled affiliate company investments(13)
Debt investments
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*(8)	One stop	L + 11.00%	(a)	11.09% cash/2.00% PIK	05/2019	$4,302	$4,299	0.4%	$3,872
Benetech, Inc.(8)	One stop	P + 9.75%	(a)(f)	12.66% cash/2.00% PIK	05/2019	220	220	—	106
						4,522	4,519	0.4	3,978

Total non-controlled affiliate company debt investments						$4,522	$4,519	0.4%	$3,978

Equity Investments (10)(11)
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(8)	LLC interest	N/A		N/A	N/A	56	$—	—%	$10
Benetech, Inc.(8)	LLC interest	N/A		N/A	N/A	56	—	—	—
							—	—	10

Total non-controlled affiliate company equity investments							$—	—%	$10

Total non-controlled affiliate company investments						$4,522	$4,519	0.4%	$3,988

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Controlled affiliate company investments(14)
Equity investments
Investment Funds and Vehicles
Senior Loan Fund LLC(8)	LLC interest	N/A	N/A	N/A	95,532	$95,532	9.6%	$92,579

Total controlled affiliate company equity investments						$95,532	9.6%	$92,579

Total investments					$1,675,647	$1,789,214	185.5%	$1,798,515

Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents
Cash, foreign currencies and restricted cash						$54,729	5.7%	$54,729
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			1.77% (16)			17,478	1.8	17,478
Total cash and cash equivalents, foreign currencies and restricted cash and cash equivalents						$72,207	7.5%	$72,207

Total investments and cash and cash equivalents, foreign currencies and restricted cash and cash equivalents						$1,861,421	193.0%	$1,870,722

*	Denotes that all or a portion of the investment secures the notes offered in the 2010 Debt Securitization (as defined in Note 6).
^	Denotes that all or a portion of the investment secures the notes offered in the 2014 Debt Securitization (as defined in Note 6).
#	Denotes that all or a portion of the investment collateralizes the Credit Facility (as defined in Note 6).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Euro Interbank Offered Rate ("EURIBOR" or "E") or Prime ("P") and which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of June 30, 2018. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of June 29, 2018. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 29, 2018, as the loan may have priced or repriced based on an index rate prior to June 29, 2018, which was the last business day of the period on which LIBOR or EURIBOR was determined.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 2.09% as of June 29, 2018.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 2.17% as of June 29, 2018.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.34% as of June 29, 2018.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.50% as of June 29, 2018.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 2.76% as of June 29, 2018.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 5.00% as of June 29, 2018.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.32% as of June 29, 2018.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2018.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 5. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of June 30, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Loan was on non-accrual status as of June 30, 2018, meaning that the Company has ceased recognizing interest income on the loan.

(8)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2018, total non-qualifying assets at fair value represented 6.5% of the Company's assets calculated in accordance with the 1940 Act.

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018
(In thousands)

(13)
As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities ("non-controlled affiliate"). Transactions related to investments in non-controlled affiliates for the nine months ended June 30, 2018 were as follows:

Portfolio Company	Fair value as of September 30, 2017	Purchases (cost)(h)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of June 30, 2018	Net realized gain/(loss)	Interest and fee income	Dividend income
Benetech, Inc.	$3,707	$196	$(484)	$—	$1	$568	$3,988	$—	$475	$—
Total Non-Controlled Affiliates	$3,707	$196	$(484)	$—	$1	$568	$3,988	$—	$475	$—

(h)	Purchases at cost includes amounts related to payment-in-kind ("PIK") interest capitalized and added to the principal balance of the respective loans.

(14)
As defined in the 1940 Act, the Company is deemed to be both an "affiliated person" of and "control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) ("controlled affiliate"). Transactions related to investments in controlled affiliates for the nine months ended June 30, 2018 were as follows:

Portfolio Company	Fair value as of September 30, 2017	Purchases (cost)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of June 30, 2018	Net realized gain/(loss)	Interest and fee income	Dividend income
Senior Loan Fund LLC(i)	$95,015	$6,738	$(8,663)	$—	$—	$(511)	$92,579	$—	$—	$5,868
Total Controlled Affiliates	$95,015	$6,738	$(8,663)	$—	$—	$(511)	$92,579	$—	$—	$5,868

(i)
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

(15)	The Company receives quarterly profit distributions from its equity investment in SLF. See Note 4. Investments.

(16)	The rate shown is the annualized seven-day yield as of June 30, 2018.

(17)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing ("ASC Topic 860"), and therefore, the entire one stop loan asset remains in the Consolidated Schedule of Investments. See Note 6. Borrowings.

(18)
Loan is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Transactions.

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

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including 2010 Issuer, 2014 Issuer and Funding that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

(1)	cash and cash equivalents, fair value of investments, interest receivable, and other assets—at the spot exchange rate on the last business day of the period; and

(2)	purchases and sales of investments, income and expenses—at the exchange rates prevailing on the respective dates of such transactions.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. Fluctuations arising from the translation of assets other than investments are included with the net change in unrealized gains (losses) on foreign currency translation on the Consolidated Statements of Operations.

Foreign security and currency transactions may involve certain considerations and risks not typically associated with investing in U.S. companies. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Revenue recognition:

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2018, interest income included $2,350 and $7,420, respectively, of accretion of discounts. For the three and nine months ended June 30, 2017, interest income

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

included $3,169 and $6,792, respectively, of accretion of discounts. For the three and nine months ended June 30, 2018, the Company received loan origination fees of $1,933 and $6,038, respectively. For the three and nine months ended June 30, 2017, the Company received loan origination fees of $3,947 and $6,976, respectively.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2018, the Company recorded PIK income of $203 and $722, respectively, and received PIK payments in cash of $0 and $2, respectively. For the three and nine months ended June 30, 2017, the Company recorded PIK income of $632 and $2,028, respectively, and received PIK payments in cash of $233 and $419, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and nine months ended June 30, 2018, fee income included $346 and $1,312, respectively, of prepayment premiums, which fees are non-recurring. For the three and nine months ended June 30, 2017, fee income included $926 and $1,191, respectively, of prepayment premiums, which fees are non-recurring.

For the three and nine months ended June 30, 2018, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $34,961 and $96,924, respectively. For the three and nine months ended June 30, 2017, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $30,805 and $89,962, respectively.

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

For the three and nine months ended June 30, 2018, excluding the Company's investment in LLC equity interests in SLF, the Company recorded dividend income of $10 and $620, respectively, and return of capital distributions of $0 and $373, respectively. For the three and nine months ended June 30, 2018, the Company recorded dividend income of $2,050 and $5,868, respectively, and return of capital distributions of $4,463 and $8,663, respectively, from the Company's investment in LLC equity interests in SLF. For the three and nine months ended June 30, 2017, excluding the Company's investment in LLC equity interests in SLF, the Company recorded dividend income of $278 and $438, respectively, and return of capital distributions of $18 and $999, respectively. For the three and nine months ended June 30, 2017, the Company recorded dividend income of $891 and $4,054, respectively, and return of capital distributions of $7,350 and $9,450, respectively, from the Company's investment in LLC equity interests in SLF.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Consolidated Statements of Operations.

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $13,262 and $2,955 as of June 30, 2018 and September 30, 2017, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that it's estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2018, $0 and $0, respectively, was incurred for U.S. federal excise tax. For the three and nine months ended June 30, 2017, $0 and $17, respectively, was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2018. The Company's tax returns for the 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan:  The Company has a share repurchase program (the “Program”) which allows the Company to repurchase up to $75,000 of the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2018 and the Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

prices, through open market transactions, including block transactions. The Company did not make any repurchases of its common stock during each of the three and nine months ended June 30, 2018 and 2017.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2018 and September 30, 2017, the Company had deferred debt issuance costs of $3,128 and $4,273, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the three and nine months ended June 30, 2018 was $807 and $2,242, respectively. Amortization expense for the three and nine months ended June 30, 2017 was $843 and $2,488, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of June 30, 2018 and September 30, 2017, deferred offering costs, which are included in other assets on the Consolidated Statements of Financial Condition, were $112 and $111, respectively.

Accounting for derivative instruments:  The Company does not utilize hedge accounting and marks its derivatives, if any, to market through a net change in unrealized appreciation (depreciation) on derivative instruments in the Consolidated Statements of Operations.

Recent accounting pronouncements:  In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash Restricted Cash, a consensus of the FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. The Company adopted the ASU, which did not have a material impact on the Company’s consolidated financial statements. Prior to adoption, the Company presented the change in restricted cash and cash equivalents separately as a cash flow from investing activity. Upon adoption, the Company included the restricted cash and cash equivalents in each of the balances of the cash, cash equivalents and restricted cash and cash equivalents at the beginning of and end of periods and included the change in restricted cash and cash equivalents as part of the net change in cash, cash equivalents and restricted cash and cash equivalents in the Consolidated Statements of Cash Flows and retrospectively restated the nine months ended June 30, 2017.

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

For the three and nine months ended June 30, 2018, the Income Incentive Fee incurred was $2,832 and $7,181, respectively. For the three and nine months ended June 30, 2017, the Income Incentive Fee incurred was $1,485 and $4,300, respectively.

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

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2018, the Company accrued a capital gain incentive fee of $741 and $2,274, respectively, which accruals are included in incentive fee in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2017, the Company accrued a capital gain incentive fee of $588 and $1,974, respectively, which accruals are included in incentive fee in the Consolidated Statements of Operations. As of June 30, 2018 and September 30, 2017, included in management and incentive fees payable on the Consolidated Statements of Financial Condition were $7,975 and $6,896, respectively, for cumulative accruals for capital gain incentive fees under GAAP, including the amounts payable pursuant to the Investment Advisory Agreement described above.
As June 30, 2018 and September 30, 2017 the Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) was $2,618 and $388, respectively. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year and the Company paid a $1,196 Capital Gain Incentive Fee calculated in accordance with the Investment Advisory Agreement as of December 31, 2017. The Company did not pay any capital gain incentive fee under the Investment Advisory Agreement for any period ended prior to December 31, 2017.

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

Included in accounts payable and accrued expenses is $601 and $620 as of June 30, 2018 and September 30, 2017, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2018 were $410 and $1,730, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2017 were $430 and $1,749, respectively.

As of June 30, 2018 and September 30, 2017, included in accounts payable and accrued expenses were $681 and $799, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

On June 22, 2016, the Company entered into an unsecured revolving credit facility with the Investment Adviser (the "Adviser Revolver"), with a maximum credit limit of $20,000 and expiration date of June 22, 2019. Refer to Note 6 for discussion of the Adviser Revolver.

During the three and nine months ended June 30, 2018, the Company sold $0 and $6,191, respectively, of investments and unfunded commitments to SLF at fair value and recognized $0 and $20, respectively, of net realized gains. During the three and nine months ended June 30, 2017, the Company sold $8,852 and $93,083, respectively, of investments and unfunded commitments to SLF at fair value and recognized $22 and $598, respectively, of net realized gains.

During the three and nine months ended June 30, 2018, SLF incurred an administrative service fee of $119 and $340, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between SLF and the Administrator. During the three and nine months ended June 30, 2017, SLF incurred an administrative service fee of $123 and $354, respectively to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between SLF and the Administrator.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

Note 4. Investments

Investments as of June 30, 2018 and September 30, 2017 consisted of the following:

	As of June 30, 2018			As of September 30, 2017
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$218,376	$216,216	$217,131	$197,734	$195,790	$195,029
One stop	1,447,589	1,430,399	1,435,484	1,348,625	1,331,008	1,334,084
Second lien	9,435	9,330	9,435	9,434	9,306	9,434
Subordinated debt	247	247	247	59	59	59
LLC equity interests in SLF(1)	N/A	95,532	92,579	N/A	97,457	95,015
Equity	N/A	37,490	43,639	N/A	37,619	51,394
Total	$1,675,647	$1,789,214	$1,798,515	$1,555,852	$1,671,239	$1,685,015

(1)	SLF’s proceeds from the LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of June 30, 2018		As of September 30, 2017
Amortized Cost:
United States
Mid-Atlantic	$373,774	20.9%	$341,612	20.4%
Midwest	351,112	19.6	405,901	24.3
West	320,378	17.9	266,546	16.0
Southeast	391,240	21.9	354,663	21.2
Southwest	181,293	10.1	153,520	9.2
Northeast	156,371	8.7	134,164	8.0
Canada	15,046	0.9	14,833	0.9
Total	$1,789,214	100.0%	$1,671,239	100.0%

Fair Value:
United States
Mid-Atlantic	$368,300	20.5%	$339,358	20.1%
Midwest	351,606	19.6	406,694	24.1
West	322,135	17.9	270,185	16.0
Southeast	396,410	22.0	356,846	21.2
Southwest	184,053	10.2	152,312	9.1
Northeast	160,615	8.9	144,468	8.6
Canada	15,396	0.9	15,152	0.9
Total	$1,798,515	100.0%	$1,685,015	100.0%

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2018 and September 30, 2017 were as follows:

	As of June 30, 2018		As of September 30, 2017
Amortized Cost:
Aerospace and Defense	$51,363	2.9%	$59,296	3.6%
Automobile	18,809	1.0	16,507	1.0
Banking	—	—	17,144	1.0
Beverage, Food and Tobacco	85,564	4.8	105,466	6.3
Broadcasting and Entertainment	1,447	0.1	1,458	0.1
Buildings and Real Estate	64,926	3.6	66,317	4.0
Chemicals, Plastics and Rubber	3,483	0.2	2,407	0.1
Diversified/Conglomerate Manufacturing	90,905	5.1	98,121	5.9
Diversified/Conglomerate Service	420,076	23.5	287,765	17.2
Ecological	18,246	1.0	18,081	1.1
Electronics	116,342	6.5	84,454	5.1
Grocery	15,837	0.9	15,876	0.9
Healthcare, Education and Childcare	373,375	20.9	336,386	20.1
Home and Office Furnishings, Housewares, and Durable Consumer	15,854	0.9	16,906	1.0
Hotels, Motels, Inns, and Gaming	15,408	0.9	9,889	0.6
Insurance	43,616	2.4	34,225	2.1
Investment Funds and Vehicles	95,532	5.3	97,457	5.8
Leisure, Amusement, Motion Pictures, Entertainment	83,451	4.7	76,717	4.6
Mining, Steel, Iron and Non-Precious Metals	4,519	0.2	4,806	0.3
Oil and Gas	14,319	0.8	6,362	0.4
Personal and Non Durable Consumer Products (Mfg. Only)	68,395	3.8	68,871	4.1
Personal, Food and Miscellaneous Services	62,634	3.5	73,718	4.4
Printing and Publishing	855	0.0 *	10,567	0.6
Retail Stores	112,223	6.3	135,892	8.1
Telecommunications	6,320	0.4	8,504	0.5
Textiles and Leather	2,199	0.1	2,209	0.1
Utilities	3,516	0.2	15,838	1.0
Total	$1,789,214	100.0%	$1,671,239	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

	As of June 30, 2018		As of September 30, 2017
Fair Value:
Aerospace and Defense	$48,215	2.7%	$56,458	3.4%
Automobile	18,903	1.1	16,677	1.0
Banking	—	—	17,182	1.0
Beverage, Food and Tobacco	86,480	4.8	107,582	6.4
Broadcasting and Entertainment	1,458	0.1	1,469	0.1
Buildings and Real Estate	67,410	3.7	67,376	4.0
Chemicals, Plastics and Rubber	3,487	0.2	2,460	0.1
Diversified/Conglomerate Manufacturing	90,534	5.0	98,664	5.9
Diversified/Conglomerate Service	425,702	23.7	293,632	17.4
Ecological	18,548	1.0	18,536	1.1
Electronics	117,189	6.5	85,381	5.1
Grocery	16,089	0.9	16,603	1.0
Healthcare, Education and Childcare	371,119	20.6	335,880	19.9
Home and Office Furnishings, Housewares, and Durable Consumer	15,527	0.9	14,954	0.9
Hotels, Motels, Inns, and Gaming	15,396	0.9	10,057	0.6
Insurance	44,763	2.5	35,082	2.1
Investment Funds and Vehicles	92,579	5.1	95,015	5.6
Leisure, Amusement, Motion Pictures, Entertainment	84,567	4.7	76,954	4.5
Mining, Steel, Iron and Non-Precious Metals	3,988	0.2	3,707	0.2
Oil and Gas	14,408	0.8	6,351	0.4
Personal and Non Durable Consumer Products (Mfg. Only)	69,864	3.9	70,192	4.2
Personal, Food and Miscellaneous Services	65,890	3.7	72,517	4.3
Printing and Publishing	819	0.0 *	10,805	0.6
Retail Stores	113,478	6.3	144,336	8.6
Telecommunications	6,409	0.4	8,598	0.5
Textiles and Leather	2,140	0.1	2,247	0.1
Utilities	3,553	0.2	16,300	1.0
Total	$1,798,515	100.0%	$1,685,015	100.0%
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

As of June 30, 2018, SLF was capitalized by LLC equity interest subscriptions from its members. On December 14, 2016, the SLF investment committee approved the recapitalization of the commitments of SLF’s members. On December 30, 2016, SLF’s members entered into additional LLC equity interest subscriptions totaling $160,000, SLF issued capital calls totaling $89,930 to the Company and RGA and the subordinated notes previously issued by SLF were redeemed and terminated.

As of June 30, 2018 and September 30, 2017, the Company and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. SLF’s profits and losses are allocated to the Company and RGA in accordance with their respective ownership interests.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”), which as of June 30, 2018 allowed SLF II to borrow up to $200,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

As of June 30, 2018 and September 30, 2017, SLF had the following commitments from its members (in the aggregate):

	As of June 30, 2018		As of September 30, 2017
	Committed	Funded(1)	Committed	Funded(1)
LLC equity commitments	$200,000	$109,180	$200,000	$111,380
Total	$200,000	$109,180	$200,000	$111,380

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of June 30, 2018 and September 30, 2017, SLF had total assets at fair value of $229,785 and $306,235, respectively. As of June 30, 2018, SLF had no portfolio company investments on non-accrual status. As of September 30, 2017, SLF had one portfolio company investment on non-accrual status with a fair value of $329. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of June 30, 2018 and September 30, 2017, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $9,644 and $13,318, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of June 30, 2018 and September 30, 2017:

	As of	As of
	June 30, 2018	September 30, 2017
Senior secured loans(1)	$228,891	$301,583
Weighted average current interest rate on senior secured loans(2)	7.6%	6.4%
Number of borrowers in SLF	38	50
Largest portfolio company investments(1)	$13,750	$13,820
Total of five largest portfolio company investments(1)	$59,619	$61,187

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of June 30, 2018
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.8%	$2,079	$2,086
1A Smart Start LLC (4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.6	924	926
Advanced Pain Management Holdings, Inc.,	Healthcare, Education and Childcare	Senior loan	08/2018	7.1	6,561	4,921
Advanced Pain Management Holdings, Inc.,	Healthcare, Education and Childcare	Senior loan	08/2018	7.1	449	337
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	6.8	9,533	9,533
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.1	4,678	4,675
Captain D's, LLC (4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.6	2,505	2,505
Captain D's, LLC (4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.6	4	4
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.6	8,524	8,354
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.6	4,295	4,209
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.6	2,423	2,423
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.6	1,218	1,218
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.6	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.6	40	40
Curo Health Services LLC (4)	Healthcare, Education and Childcare	Senior loan	02/2022	8.0	5,805	5,820
DISA Holdings Acquisition Subsidiary Corp. (4)	Diversified/Conglomerate Service	Senior loan	06/2022	6.7	4,821	4,797
DISA Holdings Acquisition Subsidiary Corp. (4)(5)	Diversified/Conglomerate Service	Senior loan	06/2022	N/A (6)	—	(5)
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.7	4,540	4,540
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	5,982	5,982
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	1,661	1,661
Flexan, LLC (4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.5	304	304
Gamma Technologies, LLC (4)	Electronics	Senior loan	06/2024	7.6	10,211	10,122
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.8	4,927	4,927
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	2,293	2,293
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	119	119
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	64	64
Joerns Healthcare, LLC (4)	Healthcare, Education and Childcare	Senior loan	05/2020	8.3	8,745	8,075
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	8.3	1,967	1,475
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	8.3	792	644
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	9.0	5,331	5,331
Payless ShoeSource, Inc.	Retail Stores	Senior loan	08/2022	11.3	764	660
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.1	4,525	4,434
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.1	53	52
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.3	50	48
Premise Health Holding Corp. (4)	Healthcare, Education and Childcare	Senior loan	06/2020	6.8	11,682	11,682
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.9	10,178	10,178
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.6	206	206
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.9	149	149
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.9	45	45
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	7.1	4,834	4,834
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	12/2023	9.8	8,854	8,854
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	12/2023	9.8	163	163
Reliant Pro ReHab, LLC (4)	Healthcare, Education and Childcare	Senior loan	12/2018	12.1	3,164	3,164

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of June 30, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
RSC Acquisition, Inc. (4)	Insurance	Senior loan	11/2022	6.8%	$3,844	$3,844
RSC Acquisition, Inc. (4)	Insurance	Senior loan	11/2021	6.8	33	33
Rubio's Restaurants, Inc. (4)	Beverage, Food and Tobacco	Senior loan	10/2019	7.6	4,954	4,954
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.6	5,195	5,195
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.1	4,746	4,271
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.1	70	63
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.1	70	63
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.1	50	44
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior loan	09/2022	6.6	2,435	2,435
SEI, Inc. (4)	Electronics	Senior loan	07/2023	7.3	13,750	13,750
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.8	10,342	10,342
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	7.1	5,251	5,231
Severin Acquisition, LLC (4)	Diversified/Conglomerate Service	Senior loan	07/2021	7.2	4,795	4,795
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	7.4	663	665
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	7.1	81	80
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	4,518	4,518
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.8	3,541	3,541
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.8	659	659
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	493	493
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.9	243	243
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.8	2,838	2,838
W3 Co.	Oil and Gas	Senior loan	03/2022	8.3	1,257	1,252
WHCG Management, LLC (4)	Healthcare, Education and Childcare	Senior loan	03/2023	7.3	7,920	7,920
WIRB-Copernicus Group, Inc. (4)	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,623	5,623
Total senior loan investments					$228,891	$224,759

Payless ShoeSource, Inc. (7)(8)	Retail Stores	LLC interest	N/A	N/A	35	$139
W3 Co. (7)(8)	Oil and Gas	LLC units	N/A	N/A	3	1,138
Total equity investments						$1,277

Total investments					$228,891	$226,036

(1)	Represents the weighted average annual current interest rate as of June 30, 2018. All interest rates are payable in cash.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(4)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

(6)	The entire commitment was unfunded as of June 30, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Equity investment received as a result of the portfolio company's debt restructuring.

(8)	Non-income producing.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2017
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.1%	$2,094	$2,105
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8	928	928
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	6,805	5,784
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	466	396
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.0	3,184	3,184
Arise Virtual Solutions, Inc. (4)	Telecommunications	Senior loan	12/2018	7.3	9,856	9,856
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.8	10,073	10,073
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.1	4,851	4,845
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	8,590	8,418
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	4,328	4,242
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	2,442	2,442
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	1,227	1,227
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	41	41
Curo Health Services LLC (4)	Healthcare, Education and Childcare	Senior loan	02/2022	5.3	5,850	5,867
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5	4,401	4,401
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.6	428	428
EAG, INC.	Diversified/Conglomerate Service	Senior loan	07/2018	5.5	1,964	1,964
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.8	4,725	4,725
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	6,029	6,029
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	1,686	1,686
Flexan, LLC (4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.8	47	47
Gamma Technologies, LLC (4)	Electronics	Senior loan	06/2021	6.0	10,264	10,264
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	3,064	3,064
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.9	5,044	5,044
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.3	2,293	2,293
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	102	102
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	64	64
Joerns Healthcare, LLC (4)	Healthcare, Education and Childcare	Senior loan	05/2020	7.8	8,745	8,202
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	6,762	6,762
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	2,226	2,226
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	822	822
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	2,164	2,164
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,492	1,492
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.2	1,977	1,977
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.2	596	596
Park Place Technologies LLC (4)	Electronics	Senior loan	06/2022	6.3	5,341	5,287
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.2	5,372	5,372
Payless ShoeSource, Inc.	Retail Stores	Senior loan	08/2022	10.3	768	757
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	4,560	4,469
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.7	83	81
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	53	52
PowerPlan Holdings, Inc. (4)	Utilities	Senior loan	02/2022	6.5	11,365	11,365

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2017 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
Premise Health Holding Corp. (4)	Healthcare, Education and Childcare	Senior loan	06/2020	5.8%	$11,772	$11,772
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7	9,738	9,738
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.9	597	597
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.2	5,217	5,217
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	7,793	7,793
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	595	595
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	505	505
Reliant Pro ReHab, LLC (4)	Healthcare, Education and Childcare	Senior loan	12/2017	6.3	3,240	3,240
RSC Acquisition, Inc. (4)	Insurance	Senior loan	11/2022	6.6	3,864	3,864
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.1	15	15
Rubio's Restaurants, Inc. (4)	Beverage, Food and Tobacco	Senior loan	11/2018	6.1	4,992	4,992
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.6	5,792	5,792
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0	4,782	4,686
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.8	70	69
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0	50	49
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.8	34	33
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior loan	09/2022	5.8	2,521	2,490
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0	3,684	3,684
SEI, Inc.	Electronics	Senior loan	07/2021	6.0	13,820	13,820
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0	11,313	11,313
Severin Acquisition, LLC (4)	Diversified/Conglomerate Service	Senior loan	07/2021	6.1	4,832	4,830
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.0	5,290	5,265
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.2	668	670
Severin Acquisition, LLC (5)	Diversified/Conglomerate Service	Senior loan	07/2021	N/A (6)	—	(1)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	867	754
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	60
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC (5)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (6)	—	(15)
Stomatcare DSO, LLC (7)	Healthcare, Education and Childcare	Senior loan	05/2022	6.2% PIK	625	329
Tate's Bake Shop, Inc. (4)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3	2,926	2,926
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.5	4,553	4,553
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	3,567	3,567
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	687	687
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.0	514	514
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	252	252
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6	7,393	7,393
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.8	22	21
W3 Co.	Oil and Gas	Senior loan	03/2022	7.2	1,266	1,269
WHCG Management, LLC (4)	Healthcare, Education and Childcare	Senior loan	03/2023	6.1	7,980	7,980
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,666	5,666
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	10,369	10,369
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	209	209
Total senior loan investments					$301,583	$298,941

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2017 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
Payless ShoeSource, Inc. (8)(9)	Retail Stores	LLC interest	N/A	N/A	35	$843
W3 Co. (8)(9)	Oil and Gas	LLC units	N/A	N/A	3	1,146
Total equity investments						$1,989

Total investments					$301,583	$300,930

(1)	Represents the weighted average annual current interest rate as of September 30, 2017. All interest rates are payable in cash.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(4)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

(6)	The entire commitment was unfunded as of September 30, 2017. As such, no interest is being earned on this investment.

(7)	Loan was on non-accrual status as of September 30, 2017, meaning that SLF has ceased recognizing interest income on the loan.

(8)	Equity investment received as a result of the portfolio company's debt restructuring.

(9)	Non-income producing.

As of June 30, 2018, the Company has committed to fund $175,000 of LLC equity interest subscriptions to SLF. As of June 30, 2018 and September 30, 2017, $95,533 and $97,457, respectively, of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and nine months ended June 30, 2018, the Company received $2,050 and $5,868, respectively, in dividend income from the SLF LLC equity interest. For the three and nine months ended June 30, 2017, the Company received $891 and $4,054, respectively, in dividend income from the SLF LLC equity interest.

The subordinated notes, previously issued by SLF to the Company and RGA were redeemed and terminated on December 30, 2016. For the three and nine months ended June 30, 2017, the Company earned interest income on the subordinated notes of $0 and $1,639, respectively.

See below for certain summarized financial information for SLF as of June 30, 2018 and September 30, 2017 and for the three and nine months ended June 30, 2018 and 2017:

	As of	As of
	June 30, 2018	September 30, 2017
Selected Balance Sheet Information:
Investments, at fair value	$226,036	$300,930
Cash and other assets	3,749	5,305
Total assets	$229,785	$306,235
Senior credit facility	$123,500	$197,700
Unamortized debt issuance costs	(84)	(712)
Other liabilities	565	658
Total liabilities	123,981	197,646
Members’ equity	105,804	108,589
Total liabilities and members' equity	$229,785	$306,235

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Selected Statement of Operations Information:
Interest income	$4,692	$5,645	$14,444	$16,311
Fee income	—	5	25	5
Total investment income	4,692	5,650	14,469	16,316
Interest and other debt financing expense	1,662	2,129	5,506	8,148
Administrative service fee	119	123	340	354
Other expenses	30	34	87	98
Total expenses	1,811	2,286	5,933	8,600
Net investment income	2,881	3,364	8,536	7,716
Net realized gain (loss) on investments	—	29	—	3
Net change in unrealized appreciation (depreciation) on investments	(1,196)	(2,262)	(2,414)	(2,891)
Net increase (decrease) in members' equity	$1,685	$1,131	$6,122	$4,828

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2018 and 2017. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2018 and September 30, 2017, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs.

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

As of June 30, 2018 and September 30, 2017, there were no secured borrowings outstanding. As of June 30, 2017 all secured borrowings were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

The following tables present fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2018 and September 30, 2017:

As of June 30, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,662,297	$1,662,297
Equity investments(1)	—	—	43,639	43,639
Money market funds(1)(2)	17,478	—	—	17,478
Investment measured at NAV(3)(4)	—	—	—	92,579
Total assets, at fair value:	$17,478	$—	$1,705,936	$1,815,993

As of September 30, 2017	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,538,606	$1,538,606
Equity investments(1)	—	—	51,394	51,394
Money market funds(1)(2)	13,825	—	—	13,825
Investment measured at NAV(3)(4)	—	—	—	95,015
Total assets, at fair value:	$13,825	$—	$1,590,000	$1,698,840

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

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
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2018 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of June 30, 2018 was $1,374 and $6,702, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2017 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of June 30, 2017 was $3,882 and $8,874, respectively.

The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the nine months ended June 30, 2018 and 2017:

	For the nine months ended June 30, 2018
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings
Fair value, beginning of period	$1,538,606	$51,394	$1,590,000	$—
Net change in unrealized appreciation (depreciation) on investments	3,661	(7,626)	(3,965)	—
Realized gain (loss) on investments	(4,175)	18,919	14,744	—
Funding of (proceeds from) revolving loans, net	(4,334)	—	(4,334)	—
Fundings of investments	453,084	4,387	457,471	—
PIK interest	710	—	710	—
Proceeds from principal payments and sales of portfolio investments	(332,675)	(23,435)	(356,110)	—
Accretion of discounts and amortization of premiums	7,420	—	7,420	—
Fair value, end of period	$1,662,297	$43,639	$1,705,936	$—

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

	For the nine months ended June 30, 2017
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings
Fair value, beginning of period	$1,573,953	$59,732	$1,633,685	$475
Net change in unrealized appreciation (depreciation) on investments	3,621	6,350	9,971	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	(1)
Realized gain (loss) on investments	(640)	(976)	(1,616)	—
Funding of (proceeds from) revolving loans, net	(959)	—	(959)	—
Fundings of investments	446,059	3,162	449,221	—
PIK interest	1,537	—	1,537	—
Proceeds from principal payments and sales of portfolio investments	(320,143)	(6,871)	(327,014)	—
Non-cash proceeds from subordinated notes in SLF principal payments	(78,689)	—	(78,689)	—
Repayments on secured borrowings	—	—	—	(69)
Accretion of discounts and amortization of premiums	6,793	—	6,793	1
Fair value, end of period	$1,631,532	$61,397	$1,692,929	$406
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2018 and September 30, 2017.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)	$208,488	Market rate approach	Market interest rate	6.8% - 25.0% (7.3%)
		Market comparable companies	EBITDA multiples	5.0x - 15.0x (10.3x)
	8,643	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(2)(3)	$1,418,992	Market rate approach	Market interest rate	5.8% - 19.0% (9.1%)
		Market comparable companies	EBITDA multiples	4.5x - 35.0x (13.5x)
			Revenue multiples	2.5x - 10.2x (4.1x)
	3,229	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(1)(4)	$9,682	Market rate approach	Market interest rate	10.8% - 19.5% (10.9%)
		Market comparable companies	EBITDA multiples	10.5x - 11.0x (10.5x)
			Revenue multiples	5.1x
Equity(5)(6)	$43,639	Market comparable companies	EBITDA multiples	4.5x - 28.5x (12.1x)
			Revenue multiples	2.5x - 10.2x (3.8x)

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of June 30, 2018 was determined using the market rate approach.

(2)	Excludes $13,263 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(3)	The Company valued $1,259,835 and $159,157 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(4)
The Company valued $9,498 and $184 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(5)	Excludes $92,579 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.

(6)	The Company valued $38,597 and $5,042 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)(2)	$184,529	Market rate approach	Market interest rate	5.6% - 12.5% (6.9%)
		Market comparable companies	EBITDA multiples	5.0x - 17.5x (11.6x)
	10,560	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(3)(4)	$1,327,788	Market rate approach	Market interest rate	2.3% - 39.5% (8.1%)
		Market comparable companies	EBITDA multiples	4.0x - 35.0x (12.5x)
			Revenue multiples	2.0x - 7.5x (3.9x)
	3,281	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(1)	$9,493	Market rate approach	Market interest rate	9.3% - 19.5% (9.4%)
		Market comparable companies	EBITDA multiples	10.5x - 11.0x (10.5x)
Equity(5)(6)	$51,394	Market comparable companies	EBITDA multiples	4.0x - 43.3x (12.5x)
			Revenue multiples	2.0x - 5.8x (3.0x)

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2017 was determined using the market rate approach.

(2)	Excludes $(60) of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(3)	Excludes $3,015 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(4)	The Company valued $1,189,176 and $138,612 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)	Excludes $95,015 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.

(6)	The Company valued $47,092 and $4,302 of equity investments using EBITDA and revenue multiples, respectively.
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

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt and other short-term borrowings as of June 30, 2018 and September 30, 2017. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of June 30, 2018		As of September 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$875,950	$873,445	$781,100	$788,762
Other short-term borrowings	9,425	9,425	—	—

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not sought or obtained either approval and, as a result and subject to the exemptive relief described below, remains subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from the asset coverage calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200% even if the Company does not approve the modified asset coverage requirement permitted by Section 61(a)(2) of the 1940 Act. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of June 30, 2018, the Company’s asset coverage for borrowed amounts was 258.5% (excluding the SBA debentures).

Debt Securitizations: On July 16, 2010, the Company completed a $300,000 term debt securitization, which was subsequently increased to $350,000 (as amended, “2010 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations ("CLOs") and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company's overall asset coverage requirements. The notes (“2010 Notes”) offered in the 2010 Debt Securitization were issued by the 2010 Issuer, a subsidiary of Holdings. Through October 19, 2016, the 2010 Debt Securitization consisted of $203,000 of Aaa/AAA Class A 2010 Notes that bore interest at a rate of three-month LIBOR plus 1.74%, $12,000 of Class B 2010 Notes that bore interest at a rate of three-month LIBOR plus 2.40% and $135,000 of Subordinated 2010 Notes that do not bear interest. On October 20, 2016, the Company and the 2010 Issuer further amended the 2010 Debt Securitization to, among other things, (a) refinance the issued Class A 2010 Notes by redeeming in full the Class A 2010 Notes and issuing new Class A-Refi 2010 Notes in an aggregate principal amount of $205,000 that as of June 30, 2018, bore interest at a rate of three-month LIBOR plus 1.90%, (b) refinance the Class B Notes by redeeming in full the Class B 2010 Notes and issuing new Class B-Refi 2010 Notes in an aggregate principal amount of $10,000 that as of June 30, 2018, bore interest at a rate of three-month LIBOR plus 2.40%, and (c) extend the reinvestment period applicable to the 2010 Issuer to July 20, 2018. Following the refinancing, Holdings retained the Class B-Refi 2010 Notes. As of June 30, 2018, the Class A-Refi 2010 Notes and Class B-Refi 2010 Notes were secured by the assets held by the 2010 Issuer.

The Class A-Refi 2010 Notes are included in the June 30, 2018 and September 30, 2017, Consolidated Statement of Financial Condition as debt of the Company and the Class B-Refi 2010 Notes were eliminated in consolidation. As of June 30, 2018 and September 30, 2017, the Subordinated 2010 Notes were eliminated in consolidation.

Through July 20, 2018, all principal collections received on the underlying collateral could have been used by the 2010 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2010 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the leverage in the 2010 Debt Securitization. The 2010 Notes were scheduled to mature on July 20, 2023.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

As of June 30, 2018 and September 30, 2017, there were 76 and 81 portfolio companies with a total fair value of $336,598 and $345,750, respectively, securing the 2010 Notes. The pool of loans in the 2010 Debt Securitization were required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2010 Debt Securitization was based on three-month LIBOR. The three-month LIBOR in effect as of June 30, 2018 based on the last interest rate reset was 2.4%. For the three and nine months ended June 30, 2018 and 2017, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Stated interest expense	$2,141	$1,570	$5,666	$4,492
Amortization of debt issuance costs	43	67	180	193
Total interest and other debt financing expenses	$2,184	$1,637	$5,846	$4,685
Cash paid for interest expense	$1,826	$1,502	$5,253	$4,317
Annualized average stated interest rate	4.2%	3.1%	3.7%	2.9%
Average outstanding balance	$205,000	$205,000	$205,000	$205,696

As of June 30, 2018, the amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-Refi 2010 Notes were as follows:

Description	Class A-Refi 2010 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$205,000
Moody’s Rating	"Aaa"
S&P Rating	"AAA"
Interest Rate	LIBOR + 1.90%

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). Term debt securitizations are also known as CLOs and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company’s overall asset coverage requirements. The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization initially consisted of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. The Company retained all of the Class C 2014 Notes and LLC equity interests totaling $37,500 and $119,069, respectively. On March 23, 2018, the Company and the 2014 Issuer amended the 2014 Debt Securitization to, among other things, (a) refinance the issued Class A-1 2014 Notes by redeeming in full the $191.0 million of Class A-1 2014 Notes and issuing new Class A-1-R 2014 Notes in an aggregate principal amount of $191,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.75% of the previously outstanding Class A-1 2014 Notes, (b) refinance the Class A-2 2014 Notes by redeeming in full the $20,000 of Class A-2 2014 Notes and issuing new Class A-2-R 2014 Notes in an aggregate principal amount of $20,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.95% of the previously outstanding Class A-2 2014 Notes, (c) refinance the Class B 2014 Notes by redeeming in full the $35,000 of Class B 2014 Notes and issuing new Class B-R 2014 Notes in an aggregate principal amount of $35,000 that bear interest at a rate of three-month LIBOR plus 1.40%, which is a decrease from the rate of three-month LIBOR plus 2.50% of the previously outstanding Class B 2014 Notes, (d) refinance the Class C 2014 Notes by redeeming in full the $37,500 of Class C 2014 Notes and issuing new Class C-R 2014 Notes in an aggregate principal amount of $37,500 that bear interest at a rate of three-month LIBOR plus 1.55%, which is a decrease from the rate of three-month LIBOR plus 3.50% of the previously outstanding Class C 2014 Notes. The Class C-R 2014 Notes were retained by the Company, and the Company remains the sole owner of the equity of the 2014 Issuer. The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the June 30, 2018 Consolidated Statements of Financial Condition as debt of the Company and the Class C-R 2014 Notes and LLC equity interests were eliminated in consolidation. The

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

Class A-1, Class A-2 and Class B 2014 Notes are included in the September 30, 2017 Consolidated Statements of Financial Condition as debt of the Company and the Class C 2014 Notes and LLC equity interests were eliminated in consolidation.

Through April 28, 2018, all principal collections received on the underlying collateral could have been used by the 2014 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2014 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2014 Debt Securitization. The 2014 Notes are scheduled to mature on April 25, 2026.

As of June 30, 2018 and September 30, 2017, there were 88 and 85 portfolio companies with a total fair value of $379,949 and $382,957, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of June 30, 2018 based on the last interest rate reset was 2.4%. For the three and nine months ended June 30, 2018 and 2017, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Stated interest expense	$2,083	$1,864	$6,254	$5,333
Amortization of debt issuance costs	371	159	710	478
Total interest and other debt financing expenses	$2,454	$2,023	$6,964	$5,811
Cash paid for interest expense	$741	$1,790	$6,191	$5,149
Annualized average stated interest rate	3.4%	3.0%	3.4%	2.9%
Average outstanding balance	$246,000	$246,000	$246,000	$246,000

As of June 30, 2018, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1-R, A-2-R and B-R 2014 Notes are as follows:

Description	Class A-1-R 2014 Notes	Class A-2-R 2014 Notes	Class B-R 2014 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$191,000	$20,000	$35,000
Moody’s Rating	"Aaa"	"Aaa"	"Aa1"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 0.95%	LIBOR + 0.95%	LIBOR + 1.40%

The Investment Adviser served as collateral manager to the 2010 Issuer and serves as collateral manager to the 2014 Issuer under separate collateral management agreements and receives a fee for providing these services. The total fees payable by the Company under its Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the 2010 Issuer and the 2014 Issuer for rendering such collateral management services.

As part of each of the 2010 Debt Securitization and the 2014 Debt Securitization, GBDC entered into master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2010 Issuer and the 2014 Issuer, as applicable, and to purchase or otherwise acquire the Subordinated 2010 Notes and the LLC equity interests in the 2014 Issuer, as applicable. As of June 30, 2018, the 2010 Notes (other than the Subordinated 2010 Notes) and the 2014 Notes were the secured obligations of the 2010 Issuer and 2014 Issuer, respectively, and indentures governing each of the 2010 Notes and the 2014 Notes include customary covenants and events of default.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350,000 and the maximum amount that a single SBIC licensee may issue is $150,000. As of June 30, 2018, SBIC IV, SBIC V and SBIC VI had $115,000, $150,000 and $12,500, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2028, leaving incremental borrowing capacity of $72,500 under present SBIC regulations. As of September 30, 2017, SBIC IV, SBIC V and SBIC VI had $125,000 and $133,000 and $9,000, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and September 2027.

The interest rate on the outstanding debentures as of June 30, 2018 is fixed at an average annualized interest rate of 3.4%. For the three and nine months ended June 30, 2018 and 2017, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Stated interest expense	$2,337	$2,473	$6,876	$7,339
Amortization of debt issuance costs	272	320	821	1,032
Total interest and other debt financing expenses	$2,609	$2,793	$7,697	$8,371
Cash paid for interest expense	$—	$—	$4,512	$4,764
Annualized average stated interest rate	3.4%	3.5%	3.4%	3.5%
Average outstanding balance	$277,500	$284,594	$272,780	$282,366

Revolving Credit Facility: On July 21, 2011, Funding entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent and lender, which as of June 30, 2018, allowed Funding to borrow up to $170,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

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

As of June 30, 2018 and September 30, 2017, the Company had outstanding debt under the Credit Facility of $147,450 and $63,100, respectively. For the three and nine months ended June 30, 2018, the Company had borrowings on the Credit Facility of $150,950 and $394,300, respectively, and repayments on the Credit Facility of $110,200 and $309,950, respectively. For the three and nine months ended June 30, 2017, the Company had borrowings on the Credit Facility of $181,600 and $408,350, respectively, and repayments on the Credit Facility of $166,850 and $390,650, respectively.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

For the three and nine months ended June 30, 2018 and 2017, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Stated interest expense	$1,052	$1,237	$2,565	$3,475
Facility fees	84	109	521	242
Amortization of debt issuance costs	121	297	531	785
Total interest and other debt financing expenses	$1,257	$1,643	$3,617	$4,502
Cash paid for interest expense and facility fees	$1,061	$1,324	$2,995	$3,606
Annualized average stated interest rate	4.1%	3.3%	3.7%	3.1%
Average outstanding balance	$102,335	$148,087	$92,197	$148,956

Revolver:  On June 22, 2016, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $20,000 and expiration date of June 22, 2019. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 2.3% as of June 30, 2018. As of June 30, 2018 and September 30, 2017, the Company had no outstanding debt under the Adviser Revolver. For the three and nine months ended June 30, 2018 and 2017, the Company had no borrowings and repayments, did not incur any interest expense and no cash was paid for interest on the Adviser Revolver.

Other Short-Term Borrowings:  Borrowings with original maturities of less than one year are classified as short-term.  The Company’s short-term borrowings as of June 30, 2018 are the result of an investment that was sold under a repurchase agreement.  Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860 and remains as an investment on the Consolidated Statements of Financial Condition. The investment sold under the repurchase agreement is denominated in foreign currency and the Company entered into the repurchase agreement to help mitigate the impact that an adverse change in exchange rates would have on the value of that investment.

As of June 30, 2018, the Company had $9,425 of short-term borrowings and the fair value of the loan that is associated with the short-term borrowing was $9,401. For each of the three and nine months ended June 30, 2018, the annualized effective interest rate on short-term borrowings was 4.9% and interest expense was $52. The maturity date on the short-term borrowing is August 17, 2018.

The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility, Adviser Revolver, and other short-term borrowings) for the three and nine months ended June 30, 2018 was $835,120 and $817,405, respectively. The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility and Adviser Revolver) for the three and nine months ended June 30, 2017 was $883,681 and $883,018, respectively.

For the three and nine months ended June 30, 2018, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding was 4.1% and 4.0%, respectively. For the three and nine months ended June 30, 2017, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 3.7% and 3.5%, respectively.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

A summary of the Company’s maturity requirements for borrowings as of June 30, 2018 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2010 Debt Securitization	$205,000	$—	$—	$—	$205,000
2014 Debt Securitization	246,000	—	—	—	246,000
SBA debentures	277,500	—	—	115,000	162,500
Credit Facility	147,450	—	—	147,450	—
Adviser Revolver	—	—	—	—	—
Other short-term borrowings	9,425	9,425	—	—	—
Total borrowings	$885,375	$9,425	$—	$262,450	$613,500

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

As of June 30, 2018 and September 30, 2017, there were no secured borrowings outstanding.

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

For the three and nine months ended June 30, 2017, the effective annualized average interest rate on secured borrowings, which includes amortization of original issuance costs, was 2.9% and 2.7%, respectively, and interest expense was $3 and $9, respectively and amortization of original issue discount was an amount less than $1 and $1, respectively.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $58,775 and $60,497 under various undrawn revolvers and other credit facilities as of June 30, 2018 and September 30, 2017, respectively. As described in Note 4, the Company had commitments of up to $79,467 and $77,543 to SLF as of June 30, 2018 and September 30, 2017, respectively that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of June 30, 2018 and September 30, 2017. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

Note 8. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2018	2017
Net asset value at beginning of period	$16.08	$15.96
Net increase in net assets as a result of issuance of shares(2)	—	0.01
Net increase in net assets as a result of public offering	—	0.18
Distributions declared:
From net investment income	(0.99)	(1.19)
From capital gains	(0.05)	(0.02)
Net investment income(3)	0.93	0.92
Net realized gain (loss) on investments and foreign currency transactions	0.25	(0.03)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(0.07)	0.18
Net asset value at end of period	$16.15	$16.01
Per share market value at end of period	$18.30	$19.12
Total return based on market value(4)	3.21%	10.01%
Number of common shares outstanding	60,006,524	59,235,174

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2018	2017
Ratio of net investment income to average net assets*	7.74%	7.70%
Ratio of total expenses to average net assets(5)*	7.44%	7.73%
Ratio of incentive fees to average net assets	0.98%	0.94%
Ratio of expenses (without incentive fees) to average net assets*	6.46%	6.79%
Total return based on average net asset value(6)*	9.18%	8.98%
Net assets at end of period	$969,322	$948,219
Average debt outstanding	$817,405	$883,018
Average debt outstanding per share	$13.60	$14.91
Portfolio turnover*	27.94%	26.03%
Asset coverage ratio(7)	258.50%	258.36%
Asset coverage ratio per unit(8)	$2,585	$2,584
Average market value per unit:(9)
2010 Debt Securitization	N/A	N/A
2014 Debt Securitization	N/A	N/A
SBA Debentures	N/A	N/A
Credit Facility	N/A	N/A
Revolver	N/A	N/A
Adviser Revolver	N/A	N/A

* Annualized for periods of less than one year.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	Net increase in net assets as a result of issuance of shares related to shares issued through the DRIP.

(3)	Net investment income per share for the nine months ended June 30, 2018 and 2017 is shown after a net expense of $0 and $17, respectively, for U.S. federal excise tax.

(4)	Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(5)	Expenses, other than incentive fees, are annualized for a period less than one year.

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

(6)
Total return based on average net asset value is calculated as (a) the net increase in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.

(7)
In accordance with the 1940 Act, with certain limited exceptions, the Company currently is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing (excluding the Company's SBA debentures pursuant to exemptive relief received by the Company from the SEC).

(8)
Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. These amounts exclude the SBA debentures pursuant to exemptive relief the Company received from the SEC on September 13, 2011.

(9)	Not applicable because such senior securities are not registered for public trading.

Note 9. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2018 and 2017:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Earnings available to stockholders	$21,720	$20,111	$66,067	$59,835
Basic and diluted weighted average shares outstanding	59,872,113	57,719,505	59,732,945	56,058,642
Basic and diluted earnings per share	$0.36	$0.35	$1.11	$1.07

Note 10. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended June 30, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine months ended June 30, 2017
11/14/2016	12/12/2016	12/29/2016	$0.57	(1)	$28,239	177,970	$3,145
02/07/2017	03/07/2017	03/30/2017	$0.32		$15,509	116,386	$2,167
05/04/2017	06/06/2017	06/29/2017	$0.32		$16,186	119,251	$2,171
Nine months ended June 30, 2018
11/17/2017	12/12/2017	12/28/2017	$0.40	(2)	$20,959	163,955	$2,872
02/06/2018	03/08/2018	03/30/2018	$0.32		$16,978	126,283	$2,139
05/04/2018	06/08/2018	06/28/2018	$0.32		$16,754	138,993	$2,404

(1)	Includes a special distribution of $0.25 per share.

(2)	Includes a special distribution of $0.08 per share.

Note 11. Subsequent Events

On August 7, 2018, the Board declared a quarterly distribution of $0.32 per share payable on September 28, 2018 to holders of record as of September 7, 2018.

On July 20, 2018, the 2010 Issuer entered into a credit facility (the “MS Credit Facility”) with Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Secured Funding, Inc., as administrative agent, and U.S. Bank National Association, as collateral agent for the administrative agent and the lenders. The MS Credit Facility allows the 2010 Issuer to borrow up to $300,000 at any one time outstanding. The period from the closing date until January 18, 2019 is referred to as the revolving period and during such revolving period, the 2010 Issuer may request drawdowns under the MS Credit Facility. During the period prior to the last day of the revolving period, borrowings under the MS Credit Facility will bear interest at a rate equal to the one-month LIBOR plus 1.90%. Commencing on the last day of the revolving period, the interest rate on borrowings under

Golub Capital BDC, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (In thousands, except shares and per share data)

the MS Credit Facility will reset to one-month LIBOR plus 2.15% for the remaining term of the MS Credit Facility. The scheduled maturity date of the MS Credit Facility is March 20, 2019.
The MS Credit Facility is secured by all of the assets held by the 2010 Issuer. Pursuant to a collateral management agreement, the Investment Adviser has agreed to perform certain duties with respect to the purchase and management of the assets securing the MS Credit Facility. The Investment Adviser will not be paid a fee for such services under the collateral management agreement, but will be reimbursed for expenses incurred in the performance of such obligations other than any ordinary overhead expenses, which shall not be reimbursed. The 2010 Issuer made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the MS Credit Facility is subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended.
In connection with entry into the MS Credit Facility, on July 20, 2018, the 2010 Issuer redeemed the outstanding 2010 Notes pursuant to the terms of the indenture governing such 2010 Notes. Following such redemption, the agreements governing the 2010 Debt Securitization were terminated.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this quarterly report on Form 10-Q and as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2017 and our quarterly report on Form 10-Q for the quarter ended March 31, 2018.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $25.0 billion in capital under management as of June 30, 2018, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2018 and September 30, 2017, our portfolio at fair value was comprised of the following:

	As of June 30, 2018		As of September 30, 2017
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$217,131	12.1%	$195,029	11.6%
One stop	1,435,484	79.8	1,334,084	79.2
Second lien	9,435	0.5	9,434	0.6
Subordinated debt	247	0.0 *	59	0.0 *
LLC equity interests in SLF(1)	92,579	5.2	95,015	5.6
Equity	43,639	2.4	51,394	3.0
Total	$1,798,515	100.0%	$1,685,015	100.0%

*	Represents an amount less than 0.1%.

(1)	Proceeds from the limited liability company, or LLC, equity interests invested in Senior Loan Fund LLC, or SLF, were utilized by SLF to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2018 and September 30, 2017, one stop loans included $159.2 million and $138.6 million, respectively, of late stage lending loans at fair value. As of June 30, 2018 and September 30, 2017, we had debt and equity investments in 192 and 185 portfolio companies, respectively, and an investment in SLF.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three and nine months ended June 30, 2018 and 2017 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Weighted average annualized income yield(1)(2)	8.5%	7.9%	8.2%	7.8%
Weighted average annualized investment income yield(1)(3)	9.1%	8.7%	8.8%	8.4%
Total return based on average net asset value(4)*	9.0%	8.8%	9.2%	9.0%
Total return based on market value(5)	4.2%	(2.1)%	3.2%	10.0%

* Annualized for periods of less than one year.

(1)
For the three and nine months ended June 30, 2018 and for the three months ended June 30, 2017, weighted average annualized income yield and weighted average annualized investment income yield do not reflect interest income from subordinated notes in SLF, which were redeemed on December 30, 2016.

(2)
Represents income from interest, including subordinated notes in SLF, and fees, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

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

GC Advisors, as collateral manager for Golub Capital BDC 2010-1 LLC, or the 2010 Issuer, our indirect subsidiary, under a collateral management agreement, or the 2010 Collateral Management Agreement, was entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2010 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2010 Collateral Management Agreement, the term ‘‘collection period’’ refers to a quarterly period running from the day after the end of the prior collection period to the fifth business day of the calendar month in which a payment date occurs. Following redemption of the notes issued by the 2010 Issuer, or the 2010 Notes, on July 20, 2018, the 2010 Collateral Management Agreement was terminated.

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

Recent Developments

On August 7, 2018, our board of directors declared a quarterly distribution of $0.32 per share payable on September 28, 2018 to holders of record as of September 7, 2018.

On July 20, 2018, the 2010 Issuer entered into a credit facility, or the MS Credit Facility, with Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Secured Funding, Inc., as administrative agent, and U.S. Bank National Association, as collateral agent for the administrative agent and the lenders, which permits up to $300 million in borrowings at any one time outstanding. The period through January 18, 2019 is referred to as the revolving period and during such revolving period the 2010 Issuer may request drawdowns under the MS Credit Facility. During the period prior to the last day of the revolving period, borrowings under the MS Credit Facility will bear interest at a rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus 1.90%. Commencing on the last day of the revolving period, the interest rate on borrowings under the MS Credit Facility will reset to one-month LIBOR plus 2.15% for the remaining term of the MS Credit Facility. The scheduled maturity date of the MS Credit Facility is March 20, 2019.
The MS Credit Facility is secured by all of the assets held by the 2010 Issuer. Pursuant to a collateral management agreement, the GC Advisors has agreed to perform certain duties with respect to the purchase and management of the assets securing the MS Credit Facility. GC Advisors will not be paid a fee for such services under the collateral management agreement, but will be reimbursed for expenses incurred in the performance of such obligations other than any ordinary overhead expenses, which shall not be reimbursed. The 2010 Issuer made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the MS Credit Facility is subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended.
In connection with entry into the MS Credit Facility, on July 20, 2018, the 2010 Issuer redeemed the outstanding 2010 Notes pursuant to the terms of the indenture governing such 2010 Notes. Following such redemption, the agreements governing the 2010 Debt Securitization were terminated.

Consolidated Results of Operations

Consolidated operating results for the three and nine months ended June 30, 2018 and 2017 are as follows:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In thousands)			(In thousands)
Interest income	$33,527	$30,080	$3,447	$96,180	$88,469	$7,711
Income from accretion of discounts and origination fees	2,350	3,169	(819)	7,420	6,792	628
Interest and dividend income from investments in SLF(1)	2,050	891	1,159	5,868	5,693	175
Dividend income	10	278	(268)	620	438	182
Fee income	459	990	(531)	1,655	1,422	233
Total investment income	38,396	35,408	2,988	111,743	102,814	8,929
Total expenses	19,680	17,600	2,080	55,988	51,489	4,499
Net investment income - before excise tax	18,716	17,808	908	55,755	51,325	4,430
Excise tax	—	—	—	—	17	(17)
Net investment income - after excise tax	18,716	17,808	908	55,755	51,308	4,447
Net realized gain (loss) on investments and foreign currency transactions	14,839	(3,209)	18,048	14,702	(1,616)	16,318
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and secured borrowings	(11,835)	5,512	(17,347)	(4,390)	10,143	(14,533)
Net increase in net assets resulting from operations	$21,720	$20,111	$1,609	$66,067	$59,835	$6,232
Average earning debt investments, at fair value(2)	$1,599,024	$1,579,961	$19,063	$1,591,820	$1,546,012	$45,808
Average investments in subordinated notes of SLF, at fair value	—	—	—	—	25,760	(25,760)
Average earning portfolio company investments, at fair value(2)	$1,599,024	$1,579,961	$19,063	$1,591,820	$1,571,772	$20,048

(1)
The investments in SLF include our investments in LLC equity interests in SLF for the three and nine months ended June 30, 2018 and the three months ended June 30, 2017. For the nine months ended June 30, 2017, the investments in SLF include our investments in both subordinated notes (prior to their redemption by SLF on December 30, 2016) and LLC equity interests in SLF.

(2)	Does not include our investment in LLC equity interests in SLF.
Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income increased from the three months ended June 30, 2017 to the three months ended June 30, 2018 by $3.0 million primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our investment portfolio, of $19.1 million and an increase in LIBOR as well as an increase in income from our investments in SLF. These increases were partially offset by a decline in accretion of discounts resulting from decreased debt investment payoffs and a decline in prepayment fee income.

Investment income increased from the nine months ended June 30, 2017 to the nine months ended June 30, 2018 by $8.9 million primarily as a result of an increase in the average earning debt investment balance of $20.0 million and an increase in LIBOR, as well as increased prepayment fee income and accretion of discounts resulting from increased debt investment payoffs.

The annualized income yield by debt security type for the three and nine months ended June 30, 2018 and 2017 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Senior secured	7.2%	6.4%	6.5%	6.3%
One stop	8.7%	8.0%	8.5%	7.9%
Second lien	10.5%	9.9%	9.9%	10.5%
Subordinated debt	20.4%	8.5%	20.0%	8.0%
Subordinated notes in SLF(1)	N/A	N/A	N/A	8.5%

(1)	SLF’s proceeds from the subordinated notes were utilized by SLF to invest in senior secured loans. SLF redeemed the outstanding balance on the subordinated notes on December 30, 2016.
Annualized income yields on one stop and senior secured loans increased for the three and nine months ended June 30, 2018 primarily due to the rise in LIBOR. As of June 30, 2018, we have one second lien investment and two subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, quarterly income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment. The increase in the annualized income yield on second lien investments for the three months ended June 30, 2018 was driven by the rise in LIBOR. The decrease in the annualized income yield on second lien investments for the nine months ended June 30, 2018 was driven by the payoff on higher yielding second lien investments. The increase in the annualized income yield on subordinated debt investments for the three and nine months ended June 30, 2018 was driven by the payoff of a lower yielding subordinated debt investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three and nine months ended June 30, 2018 and 2017:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In thousands)			(In thousands)
Interest and other debt financing expenses	$7,749	$7,256	$493	$21,934	$20,891	$1,043
Amortization of debt issuance costs	807	843	(36)	2,242	2,488	(246)
Base management fee	6,125	6,059	66	17,984	17,744	240
Income incentive fee	2,832	1,485	1,347	7,181	4,300	2,881
Capital gain incentive fee	741	588	153	2,274	1,974	300
Professional fees	705	638	67	2,168	1,935	233
Administrative service fee	601	595	6	1,840	1,720	120
General and administrative expenses	120	136	(16)	365	437	(72)
Total expenses	$19,680	$17,600	$2,080	$55,988	$51,489	$4,499
Average debt outstanding(1)	$835,120	$883,681	$(48,561)	$817,405	$883,018	$(65,613)

(1)
For the three and nine months ended June 30, 2018, there were no secured borrowings outstanding. For the three and nine months ended June 30, 2017, we have excluded $0.4 million of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meet the definition of a “participating interest”, as defined in the guidance to Accounting Standards Codification, or ASC, Topic 860 — Transfers and Servicing, or ASC Topic 860.

Interest Expense

Interest and other debt financing expenses increased by $0.5 million from the three months ended June 30, 2017 to the three months ended June 30, 2018 primarily due to the increase in LIBOR which was partially offset by a decrease in the weighted average of outstanding borrowings from $883.7 million for the three months ended June 30, 2017 to $835.1 million for the three months ended June 30, 2018. The decrease in our debt was primarily driven by a decrease in the weighted average of outstanding borrowings on our amended and restated senior secured revolving credit facility that Golub Capital BDC Funding LLC, or Funding, our wholly-owned subsidiary, originally entered into on July 21, 2011, as most recently amended on December 14, 2017, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender and collateral agent, or the Credit Facility, from $149.5 million to $102.3 million. The effective annualized average interest rate on our outstanding debt increased to 4.1% for the three months ended June 30, 2018 from 3.7% for the three months ended June 30, 2017 primarily due to the increase in LIBOR.

Interest and other debt financing expenses increased by $1.0 million from the nine months ended June 30, 2017 to the nine months ended June 30, 2018 primarily due to the increase in LIBOR which was partially offset by a decrease in the weighted average of outstanding borrowings from $883.0 million for the nine months ended June 30, 2017 to $817.4 million for the nine months ended June 30, 2018. The effective annualized average interest rate on our outstanding debt increased to 4.0% for the nine months ended June 30, 2018 from 3.5% for the nine months ended June 30, 2017 primarily due to the increase in LIBOR.

Management Fee

The base management fee remained stable from the three and nine months ended June 30, 2017 to the three and nine months ended June 30, 2018.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $1.3 million and $2.9 million from the three and nine months ended June 30, 2017 to the three and nine months ended June 30, 2018, respectively, primarily as a result of the increase in net investment income. This resulted in an increase in the rate of return on the value of our net assets for the three and nine months ended June 30, 2018. For the three months ended June 30, 2018, while still not fully through the catch-up provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) increased to 12.7% compared to 7.5% for the three months ended June 30, 2017. For the nine months ended June 30, 2018, while still not fully through the catch-up provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income increased to 11.0% compared to 7.5% for the nine months ended June 30, 2017.

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

The accrual for capital gain incentive fee under GAAP was $0.7 million, or $0.02 per share, and $2.3 million, or $0.04 per share, for the three and nine months ended June 30, 2018, respectively. The accrual for capital gain incentive fee under GAAP was $0.6 million, or $0.01 per share, and $2.0 million, or $0.04 per share, for the three and nine months ended June 30, 2017, respectively. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

The capital gain incentive fee accrual which was calculated in accordance with GAAP as of June 30, 2018 and 2017 was $8.0 million and $6.9 million, respectively, of which $2.6 million and $0.4 million, respectively, were payable as a Capital Gain Incentive Fee pursuant to the Investment Advisory Agreement. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year, and we paid a $1.2 million Capital Gain Incentive Fee calculated in accordance with the Investment Advisory Agreement as of December 31, 2017. The Company did not pay any Capital Gain Incentive Fee calculated under the Investment Advisory Agreement as of any date prior to December 31, 2017.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses remained stable from the three months ended June 30, 2017 to the three months ended June 30, 2018 and increased by $0.3 million from the nine months ended June 30, 2017 to the nine months ended June 30, 2018. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and nine months ended June 30, 2018 were $0.4 million and $1.7 million, respectively. Total expenses reimbursed by us to the Administrator for the three and nine months ended June 30, 2017 were $0.4 million and $1.7 million, respectively.

As of June 30, 2018 and September 30, 2017, included in accounts payable and accrued expenses were $0.7 million and $0.8 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2018, we did not incur a net expense for U.S. federal excise tax. For the three and nine months ended June 30, 2017, we incurred a net expense of $0 and $17,000, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$14,881	$(3,209)	$18,090	$14,744	$(1,616)	$16,360
Foreign currency transactions	(42)	—	(42)	(42)	—	(42)
Net realized gain (loss) on investments and foreign currency transactions	$14,839	$(3,209)	$18,048	$14,702	$(1,616)	$16,318
Unrealized appreciation on investments	10,756	19,206	(8,450)	23,003	28,465	(5,462)
Unrealized (depreciation) on investments	(22,102)	(13,793)	(8,309)	(26,968)	(18,494)	(8,474)
Unrealized appreciation on investments in SLF(1)	—	99	(99)	—	171	(171)
Unrealized (depreciation) on investments in SLF(2)	(575)	—	(575)	(511)	—	(511)
Unrealized appreciation on secured borrowings	—	—	—	—	1	(1)
Unrealized appreciation on foreign currency translation	86	—	86	86	—	86
Net change in unrealized appreciation (depreciation) on investments, investments in SLF, secured borrowings and foreign currency	$(11,835)	$5,512	$(17,347)	$(4,390)	$10,143	$(14,533)

(1)	Unrealized appreciation on investments in SLF includes our investment in LLC equity interests in SLF.

(2)	Unrealized (depreciation) on investments in SLF includes our investment in LLC equity interests in SLF.
For the three months ended June 30, 2018, we had a net realized gain on investments and foreign currency transactions of $14.8 million primarily due to sale of equity investments in seven portfolio companies, which was substantially greater than in recent periods. For the nine months ended June 30, 2018, we had a net realized gain on investments and foreign currency transactions of $14.7 million primarily due to sale of equity investments in seven portfolio companies and the sale of portfolio company investments to SLF, which was partially offset by the write off of one non-accrual portfolio company investment.

For the three months ended June 30, 2018, we had $10.8 million in unrealized appreciation on 112 portfolio company investments, which was offset by $22.1 million in unrealized depreciation on 161 portfolio company investments. For the nine months ended June 30, 2018, we had $23.0 million in unrealized appreciation on 146 portfolio company investments, which was offset by $27.0 million in unrealized depreciation on 161 portfolio company investments. Unrealized appreciation during the three and nine months ended June 30, 2018 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the reversal of the net unrealized appreciation associated with the sales of portfolio company investments, the amortization of discounts, and negative credit related adjustments that caused a reduction in fair value during the three and nine months ended June 30, 2018.

For the three and nine months ended June 30, 2018, we had $0.6 million and $0.5 million, respectively, in unrealized depreciation on our investment in SLF LLC equity interests, which was primarily driven by net negative credit related adjustments associated with SLF's investment portfolio.

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

Liquidity and Capital Resources

For the nine months ended June 30, 2018, we experienced a net increase in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents of $9.6 million. During the period, cash used in operating activities was $38.9 million, primarily as a result of fundings of portfolio investments of $464.2 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $364.8 million and net investment income of $55.8 million. Lastly, cash provided by financing activities was $48.6 million, primarily driven by borrowings on debt of $414.8 million that were partially offset by repayments of debt of $320.0 million and distributions paid of $54.7 million.

For the nine months ended June 30, 2017, we experienced a net decrease in cash and cash equivalents and restricted cash and cash equivalents of $43.7 million. During the period, cash used in operating activities was $70.7 million, primarily as a result of fundings of portfolio investments of $461.8 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $336.5 million and net investment income of $51.3 million. Lastly, cash provided by financing activities was $27.0 million, primarily driven by borrowings on debt of $419.4 million and proceeds from shares sold of $69.9 million that were partially offset by repayments of debt of $400.7 million and distributions paid of $59.9 million.

As of June 30, 2018 and September 30, 2017, we had cash and cash equivalents of $6.8 million and $4.0 million, respectively. In addition, we had foreign currencies of $0.1 million as of June 30, 2018 and restricted cash and cash equivalents of $65.3 million and $58.6 million as of June 30, 2018 and September 30, 2017, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of June 30, 2018, $53.9 million of our restricted cash and cash equivalents could be used to fund new investments that meet the investment guidelines established in the Debt Securitizations, which are described in further detail in Note 6 to our consolidated financial statements, and for the payment of principal and interest expense on the notes issued in the Debt Securitizations. As of June 30, 2018, $5.2 million of our restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. As of June 30, 2018, $6.2 million of our restricted cash and cash equivalents could be used to fund new investments that meet the regulatory and investment guidelines established by the U.S. Small Business Administration, or SBA, for our small business investment company, or SBIC, subsidiaries which are described in further detail in Note 6 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of June 30, 2018, the Credit Facility allowed Funding to borrow up to $170.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2018 and September 30, 2017, we had $147.5 million and $63.1 million outstanding under the Credit Facility, respectively. As of June 30, 2018 and September 30, 2017, subject to leverage and borrowing base restrictions, we had approximately $22.6 million and $161.9 million, respectively, of remaining commitments and $22.6 million and $95.0 million, respectively, of availability on the Credit Facility.

On June 22, 2016, we entered into an unsecured revolving credit facility with GC Advisors, or the Adviser Revolver, which permits us to borrow up to $20.0 million at any one time outstanding. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within the same quarter in which they are drawn. As of June 30, 2018 and September 30, 2017, we had no amounts outstanding on the Adviser Revolver.

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

As of June 30, 2018 and September 30, 2017, the 2010 Notes consisted of $205.0 million of Class A-Refi 2010 Notes, which bore interest at a rate of three-month LIBOR plus 1.90%, $10.0 million of Class B-Refi 2010 Notes, which bore interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that did not bear interest. The Class A-Refi 2010 Notes are included in the June 30, 2018 and September 30, 2017 Consolidated Statements of Financial Condition as our debt and the Class B-Refi 2010 Notes and Subordinated 2010 Notes were eliminated in consolidation. As of June 30, 2018 and September 30, 2017, we had outstanding debt under the 2010 Debt Securitization of $205.0 million. On July 20, 2018, the 2010 Notes were redeemed and, following such redemption, the agreements governing the 2010 Debt Securitization were terminated.

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

The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the June 30, 2018 Consolidated Statements of Financial Condition as our debt and the Class C-R 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of June 30, 2018, we had outstanding debt under the 2014 Debt Securitization of $246.0 million. The Class A-1, Class A-2 and Class B 2014 Notes are included in the September 30, 2017 Consolidated Statements of Financial Condition as our debt and the Class C 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of September 30, 2017, we had outstanding debt under the 2014 Debt Securitization of $246.0 million.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350.0 million and the maximum amount that a single SBIC licensee may issue is $150.0 million. As of June 30, 2018, GC SBIC IV, L.P., or SBIC IV, GC SBIC V, L.P., or SBIC V, and GC SBIC VI, L.P., or SBIC VI, had $115.0 million, $150.0 million, and $12.5 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2028 leaving incremental borrowing capacity of $72.5 million under present SBIC regulations. As of September 30, 2017, SBIC IV, SBIC V and SBIC VI had $125.0 million, $133.0 million and $9.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and September 2027.

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act, or SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We are still evaluating the merits of operating with a higher leverage ratio, and have not sought or obtained either approval and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act.

On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from our asset coverage calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200% even if we do not approve the modified asset coverage requirement permitted by Section 61(a)(2) of the 1940 Act. This provides us with increased investment flexibility but also increases our risks related to leverage. As of June 30, 2018, our asset coverage for borrowed amounts was 258.5% (excluding the SBA debentures).

As of June 30, 2018 and September 30, 2017, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $58.8 million and $60.5 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. As of June 30, 2018, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility and Adviser Revolver and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, as a business development company we may be unable to enter into certain types of securitization transactions.  We have requested no action relief from the SEC that, if granted, would permit us to once again utilize securitizations in which assets are transferred through GC Advisors, but we cannot provide assurance that the SEC or any other regulatory authority will grant our request, which would permit us to enter into certain types of securitization transactions, on a timely basis or at all. The reinvestment period for the 2010 Debt Securitization expired on July 20, 2018 and on such date we redeemed the 2010 Notes and terminated the 2010 Debt Securitization. In connection with these actions, we entered into the MS Credit Facility which permits up to $300.0 million in borrowings at any one time outstanding.  As the reinvestment period for our 2014 Debt Securitization expired on

April 28, 2018, we are continuing to explore expanding our secured debt financing facilities, including through an expansion of our Credit Facility.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2018 and September 30, 2017, we had investments in 192 and 185 portfolio companies, respectively, with a total fair value of $1,705.9 million and $1,590.0 million, respectively, and had investments in SLF with a total fair value of $92.6 million and $95.0 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and nine months ended June 30, 2018 and 2017:

	For the three months ended June 30,				For the nine months ended June 30,
	2018		2017		2018		2017
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$23,414	11.8%	$27,678	11.5%	$89,295	18.6%	$111,015	23.6%
One stop	170,496	85.9	212,465	87.8	379,586	79.1	338,457	71.9
Second lien	—	—	—	—	—	—	—	—
Subordinated debt	184	0.1	—	—	184	0.0 *	12	0.0 *
Subordinated notes in SLF(1)	—	—	—	—	—	—	5,457	1.1
LLC equity interests in SLF(1)	2,625	1.3	—	—	6,737	1.4	12,542	2.7
Equity	1,754	0.9	1,795	0.7	4,387	0.9	3,162	0.7
Total new investment commitments	$198,473	100.0%	$241,938	100.0%	$480,189	100.0%	$470,645	100.0%

* Represents an amount less than 0.1%.

(1)
SLF’s proceeds from the subordinated notes and LLC equity interests were utilized by SLF to invest in senior secured loans. As of June 30, 2018, SLF had investments in senior secured loans to 38 different borrowers.

For the three and nine months ended June 30, 2018, we had approximately $138.0 million and $333.5 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and nine months ended June 30, 2018, we had sales of investments in seven and seventeen portfolio companies, respectively, aggregating approximately $19.0 million and $31.3 million, respectively, in net proceeds.

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

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2018(1)			As of September 30, 2017(1)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)
Senior secured:
Performing	$218,376	$216,216	$217,131	$196,296	$194,357	$195,089
Non-accrual(2)	—	—	—	1,438	1,433	(60)	(3)
One stop:
Performing	1,427,988	1,411,051	1,422,222	1,339,755	1,322,220	1,331,069
Non-accrual(2)	19,601	19,348	13,262	8,870	8,788	3,015
Second lien:
Performing	9,435	9,330	9,435	9,434	9,306	9,434
Non-accrual(2)	—	—	—	—	—	—
Subordinated debt:
Performing	247	247	247	59	59	59
Non-accrual(2)	—	—	—	—	—	—
LLC equity interests in SLF(4)	N/A	95,532	92,579	N/A	97,457	95,015
Equity	N/A	37,490	43,639	N/A	37,619	51,394
Total	$1,675,647	$1,789,214	$1,798,515	$1,555,852	$1,671,239	$1,685,015

(1)	23 and 19 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of June 30, 2018 and September 30, 2017, respectively.

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
As of June 30, 2018, we had three debt investments on non-accrual status and non-accrual investments as a percentage of total investments at cost and fair value were 1.2% and 0.8%, respectively.  As of September 30, 2017, we had three debt investments on non-accrual status and non-accrual investments as a percentage of total investments at cost and fair value were 0.6% and 0.2%, respectively. As of June 30, 2018 and September 30, 2017, the fair value of our debt investments as a percentage of the outstanding principal value was 99.2% and 98.9%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and nine months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Weighted average rate of new investment fundings(1)	7.8%	7.3%	7.9%	7.0%
Weighted average spread over LIBOR of new floating rate investment fundings(1)	5.7%	6.0%	6.0%	5.9%
Weighted average rate of new fixed rate investment fundings	8.0%	7.5%	9.6%	7.5%
Weighted average fees of new investment fundings	1.0%	1.6%	1.3%	1.5%
Weighted average rate of sales and payoffs of portfolio investments(1)(2)	8.2%	7.9%	7.9%	7.3%
Weighted average annualized income yield(3)(4)	8.5%	7.9%	8.2%	7.8%

(1)	Excludes our subordinated note investments in SLF, which were redeemed on December 30, 2016.

(2)	Excludes exits on investments on non-accrual status.

(3)
Represents income from interest, including subordinated notes in SLF, and fees, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning debt investments, and does not represent a return to any investor in us.

(4)
For the three and nine months ended June 30, 2018 and for the three months ended June 30, 2017, weighted average annualized income yield does not reflect interest income from subordinated notes in SLF, which were redeemed on December 30, 2016.

As of June 30, 2018, 99.5% and 99.5% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2017, 99.6% and 99.6% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2018 and September 30, 2017, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding SLF) was $26.0 million and $25.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2018 and September 30, 2017:

	June 30, 2018		September 30, 2017
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$188,815	10.5%	$91,525	5.5%
4	1,437,556	79.9	1,378,316	81.8
3	157,032	8.7	212,629	12.6
2	15,102	0.9	249	0.0*
1	10	0.0*	2,296	0.1
Total	$1,798,515	100.0%	$1,685,015	100.0%

*	Represents an amount less than 0.1%.

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

As of June 30, 2018, SLF is capitalized by LLC equity interest subscriptions from its members. On December 14, 2016, the SLF investment committee approved the recapitalization of the commitments of SLF’s members. On December 30, 2016, SLF’s members entered into additional LLC equity interest subscriptions totaling $160.0 million, SLF issued capital calls totaling $89.9 million to us and RGA and the subordinated notes previously issued by SLF were redeemed and terminated. As of June 30, 2018 and September 30, 2017, we and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests. SLF’s profits and losses are allocated to us and RGA in accordance with our respective ownership interests.

As of June 30, 2018 and September 30, 2017, SLF had the following commitments from its members (in the aggregate):

	As of June 30, 2018		As of September 30, 2017
	Committed	Funded(1)	Committed	Funded(1)
	(In thousands)
LLC equity commitments	$200,000	$109,180	$200,000	$111,380
Total	$200,000	$109,180	$200,000	$111,380

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of June 30, 2018, the senior secured revolving credit facility, or, as amended, the SLF Credit Facility, that Senior Loan Fund II LLC, a wholly-owned subsidiary of SLF, or SLF II, entered into with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, allows SLF II to borrow up to $200.0 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ends August 29, 2018, and the stated maturity date is August 30, 2020. As of June 30, 2018 and September 30, 2017, SLF II had outstanding debt under the SLF Credit Facility of $123.5 million and $197.7 million, respectively. Through the reinvestment period, the SLF Credit Facility bears interest at one-month LIBOR plus a rate between 1.75% and 2.15%, depending on the composition of the collateral asset portfolio, per annum.

As of June 30, 2018 and September 30, 2017, SLF had total assets at fair value of $229.8 million and $306.2 million, respectively. As of June 30, 2018, SLF did not have any portfolio companies on non-accrual status. As of September 30, 2017, SLF had one portfolio company investment on non-accrual status with a fair value of $0.3 million. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of June 30, 2018 and

September 30, 2017, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $9.6 million and $13.3 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of June 30, 2018 and September 30, 2017:

	As of June 30, 2018	As of September 30, 2017
	(Dollars in thousands)
Senior secured loans(1)	$228,891	$301,583
Weighted average current interest rate on senior secured loans(2)	7.6%	6.4%
Number of borrowers in SLF	38	50
Largest portfolio company investment(1)	$13,750	$13,820
Total of five largest portfolio company investments(1)	$59,619	$61,187

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Investment Portfolio as of June 30, 2018
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.8%	$2,079	$2,086
1A Smart Start LLC (4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.6	924	926
Advanced Pain Management Holdings, Inc.,	Healthcare, Education and Childcare	Senior loan	08/2018	7.1	6,561	4,921
Advanced Pain Management Holdings, Inc.,	Healthcare, Education and Childcare	Senior loan	08/2018	7.1	449	337
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	6.8	9,533	9,533
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.1	4,678	4,675
Captain D's, LLC (4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.6	2,505	2,505
Captain D's, LLC (4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.6	4	4
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.6	8,524	8,354
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.6	4,295	4,209
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.6	2,423	2,423
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.6	1,218	1,218
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.6	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.6	40	40
Curo Health Services LLC (4)	Healthcare, Education and Childcare	Senior loan	02/2022	8.0	5,805	5,820
DISA Holdings Acquisition Subsidiary Corp. (4)	Diversified/Conglomerate Service	Senior loan	06/2022	6.7	4,821	4,797
DISA Holdings Acquisition Subsidiary Corp. (4)(5)	Diversified/Conglomerate Service	Senior loan	06/2022	N/A (6)	—	(5)
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.7	4,540	4,540
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	5,982	5,982
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	1,661	1,661
Flexan, LLC (4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.5	304	304
Gamma Technologies, LLC (4)	Electronics	Senior loan	06/2024	7.6	10,211	10,122
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.8	4,927	4,927
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	2,293	2,293
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	119	119
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	64	64
Joerns Healthcare, LLC (4)	Healthcare, Education and Childcare	Senior loan	05/2020	8.3	8,745	8,075
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	8.3	1,967	1,475
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	8.3	792	644
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	9.0	5,331	5,331
Payless ShoeSource, Inc.	Retail Stores	Senior loan	08/2022	11.3	764	660
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.1	4,525	4,434
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.1	53	52
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.3	50	48
Premise Health Holding Corp. (4)	Healthcare, Education and Childcare	Senior loan	06/2020	6.8	11,682	11,682
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.9	10,178	10,178
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.6	206	206
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.9	149	149
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	8.9	45	45
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	7.1	4,834	4,834
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	12/2023	9.8	8,854	8,854
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	12/2023	9.8	163	163
Reliant Pro ReHab, LLC (4)	Healthcare, Education and Childcare	Senior loan	12/2018	12.1	3,164	3,164
RSC Acquisition, Inc. (4)	Insurance	Senior loan	11/2022	6.8	3,844	3,844

SLF Investment Portfolio as of June 30, 2018 - (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
RSC Acquisition, Inc. (4)	Insurance	Senior loan	11/2021	6.8%	$33	$33
Rubio's Restaurants, Inc. (4)	Beverage, Food and Tobacco	Senior loan	10/2019	7.6	4,954	4,954
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.6	5,195	5,195
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.1	4,746	4,271
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.1	70	63
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.1	70	63
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.1	50	44
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior loan	09/2022	6.6	2,435	2,435
SEI, Inc. (4)	Electronics	Senior loan	07/2023	7.3	13,750	13,750
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.8	10,342	10,342
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	7.1	5,251	5,231
Severin Acquisition, LLC (4)	Diversified/Conglomerate Service	Senior loan	07/2021	7.2	4,795	4,795
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	7.4	663	665
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	7.1	81	80
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	4,518	4,518
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.8	3,541	3,541
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.8	659	659
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.1	493	493
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.9	243	243
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.8	2,838	2,838
W3 Co.	Oil and Gas	Senior loan	03/2022	8.3	1,257	1,252
WHCG Management, LLC (4)	Healthcare, Education and Childcare	Senior loan	03/2023	7.3	7,920	7,920
WIRB-Copernicus Group, Inc. (4)	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,623	5,623
Total senior loan investments					$228,891	$224,759

Payless ShoeSource, Inc. (7)(8)	Retail Stores	LLC interest	N/A	N/A	35	$139
W3 Co. (7)(8)	Oil and Gas	LLC units	N/A	N/A	3	1,138
Total equity investments						$1,277

Total investments					$228,891	$226,036

(1)	Represents the weighted average annual current interest rate as of June 30, 2018.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)
Represents the fair value in accordance with ASC Topic 820 - Fair Value Measurement, or ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.

(4)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

(6)	The entire commitment was unfunded as of June 30, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Equity investment received as a result of the portfolio company's debt restructuring.

(8)	Non-income producing securities.

SLF Investment Portfolio as of September 30, 2017
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.1%	$2,094	$2,105
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8	928	928
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	6,805	5,784
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	466	396
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.0	3,184	3,184
Arise Virtual Solutions, Inc. (4)	Telecommunications	Senior loan	12/2018	7.3	9,856	9,856
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.8	10,073	10,073
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.1	4,851	4,845
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	8,590	8,418
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	4,328	4,242
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	2,442	2,442
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	1,227	1,227
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	41	41
Curo Health Services LLC (4)	Healthcare, Education and Childcare	Senior loan	02/2022	5.3	5,850	5,867
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5	4,401	4,401
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.6	428	428
EAG, INC.	Diversified/Conglomerate Service	Senior loan	07/2018	5.5	1,964	1,964
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.8	4,725	4,725
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	6,029	6,029
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	1,686	1,686
Flexan, LLC (4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.8	47	47
Gamma Technologies, LLC (4)	Electronics	Senior loan	06/2021	6.0	10,264	10,264
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	3,064	3,064
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.9	5,044	5,044
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.3	2,293	2,293
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	102	102
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	64	64
Joerns Healthcare, LLC (4)	Healthcare, Education and Childcare	Senior loan	05/2020	7.8	8,745	8,202
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	6,762	6,762
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	2,226	2,226
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	822	822
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	2,164	2,164
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,492	1,492
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.2	1,977	1,977
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.2	596	596
Park Place Technologies LLC (4)	Electronics	Senior loan	06/2022	6.3	5,341	5,287
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.2	5,372	5,372
Payless ShoeSource, Inc.	Retail Stores	Senior loan	08/2022	10.3	768	757
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	4,560	4,469
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.7	83	81
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	53	52
PowerPlan Holdings, Inc. (4)	Utilities	Senior loan	02/2022	6.5	11,365	11,365
Premise Health Holding Corp. (4)	Healthcare, Education and Childcare	Senior loan	06/2020	5.8	11,772	11,772
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7	9,738	9,738

SLF Investment Portfolio as of September 30, 2017 - (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.9%	$597	$597
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.2	5,217	5,217
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	7,793	7,793
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	595	595
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	505	505
Reliant Pro ReHab, LLC (4)	Healthcare, Education and Childcare	Senior loan	12/2017	6.3	3,240	3,240
RSC Acquisition, Inc. (4)	Insurance	Senior loan	11/2022	6.6	3,864	3,864
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.1	15	15
Rubio's Restaurants, Inc. (4)	Beverage, Food and Tobacco	Senior loan	11/2018	6.1	4,992	4,992
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.6	5,792	5,792
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0	4,782	4,686
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.8	70	69
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0	50	49
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.8	34	33
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior loan	09/2022	5.8	2,521	2,490
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0	3,684	3,684
SEI, Inc.	Electronics	Senior loan	07/2021	6.0	13,820	13,820
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0	11,313	11,313
Severin Acquisition, LLC (4)	Diversified/Conglomerate Service	Senior loan	07/2021	6.1	4,832	4,830
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.0	5,290	5,265
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.2	668	670
Severin Acquisition, LLC (5)	Diversified/Conglomerate Service	Senior loan	07/2021	N/A (6)	—	(1)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	867	754
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	60
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC (5)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (6)	—	(15)
Stomatcare DSO, LLC (7)	Healthcare, Education and Childcare	Senior loan	05/2022	6.2% PIK	625	329
Tate's Bake Shop, Inc. (4)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3	2,926	2,926
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.5	4,553	4,553
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	3,567	3,567
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	687	687
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.0	514	514
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	252	252
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6	7,393	7,393
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.8	22	21
W3 Co.	Oil and Gas	Senior loan	03/2022	7.3	1,266	1,269
WHCG Management, LLC (4)	Healthcare, Education and Childcare	Senior loan	03/2023	6.1	7,980	7,980
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,666	5,666
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	10,369	10,369
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	209	209
Total senior loan investments					$301,583	$298,941

SLF Investment Portfolio as of September 30, 2017 - (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
Payless ShoeSource, Inc. (8)(9)	Retail Stores	LLC interest	N/A	N/A	35	$843
W3 Co. (8)(9)	Oil and Gas	LLC units	N/A	N/A	3	1,146
Total equity investments						$1,989

Total investments					$301,583	$300,930

(1)	Represents the weighted average annual current interest rate as of September 30, 2017. All interest rates are payable in cash.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.

(4)	We also hold a portion of the senior secured loan in this portfolio company.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

(6)	The entire commitment was unfunded as of September 30, 2017. As such, no interest is being earned on this investment.

(7)	Loan was on non-accrual status as of September 30, 2017, meaning that SLF has ceased recognizing interest income on the loan.

(8)	Equity investment received as a result of the portfolio company's debt restructuring.

(9)	Non-income producing.
As of June 30, 2018, we have committed to fund $175.0 million of LLC equity interests to SLF. As of June 30, 2018 and September 30, 2017, $95.5 million and $97.5 million, respectively, of our LLC equity interest commitment to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and nine months ended June 30, 2018, we received $2.1 million and $5.9 million, respectively, in dividend income from the SLF LLC equity interests. For the three and nine months ended June 30, 2017, we received $0.9 million and $4.1 million, respectively, in dividend income from the SLF LLC equity interests.

The subordinated notes issued by SLF and previously held by us were redeemed on December 30, 2016, and therefore no interest income was earned for the three and nine months ended June 30, 2018. For the nine months ended June 30, 2018, we earned interest income of $1.6 million on the subordinated notes.

For the three and nine months ended June 30, 2018, we earned an annualized total return on our weighted average capital invested in SLF of 6.2% and 7.6%, respectively. For the three and nine months ended June 30, 2017, we earned an annualized total return on our weighted average capital invested in SLF of 3.4% and 7.0%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF by the combined daily average of our investments in (1) the principal of the SLF subordinated notes, if any, and (2) the NAV of the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of June 30, 2018 and September 30, 2017, and for the three and nine months ended June 30, 2018 and 2017:

	June 30, 2018	September 30, 2017
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments, at fair value	$226,036	$300,930
Cash and other assets	3,749	5,305
Total assets	$229,785	$306,235
Senior credit facility	$123,500	$197,700
Unamortized debt issuance costs	(84)	(712)
Other liabilities	565	658
Total liabilities	123,981	197,646
Members’ equity	105,804	108,589
Total liabilities and members' equity	$229,785	$306,235

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Selected Statement of Operations Information:
Interest income	$4,692	$5,645	$14,444	$16,311
Fee income	—	5	25	5
Total investment income	4,692	5,650	14,469	16,316
Interest and other debt financing expenses	1,662	2,129	5,506	8,148
Administrative service fee	119	123	340	354
Other expenses	30	34	87	98
Total expenses	1,811	2,286	5,933	8,600
Net investment income	2,881	3,364	8,536	7,716
Net realized gains (losses) on investments	—	29	—	3
Net change in unrealized appreciation (depreciation) on investments	(1,196)	(2,262)	(2,414)	(2,891)
Net increase (decrease) in members' equity	$1,685	$1,131	$6,122	$4,828

Prior to their termination, SLF elected to fair value the subordinated notes issued to us and RGA under ASC Topic 825 — Financial Instruments, or ASC Topic 825. The subordinated notes were valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. For the nine months ended June 30, 2017, SLF did not recognize unrealized appreciation or depreciation on the subordinated notes, which were redeemed by SLF on December 30, 2016.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of June 30, 2018 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2010 Debt Securitization	$205.0	$—	$—	$—	$205.0
2014 Debt Securitization	246.0	—	—	—	246.0
SBA debentures	277.5	—	—	115.0	162.5
Credit Facility	147.5	—	—	147.5	—
Adviser Revolver	—	—	—	—	—
Other short-term borrowings	9.4	9.4	—	—	—
Unfunded commitments(1)	58.8	58.8	—	—	—
Total contractual obligations	$934.8	$58.8	$—	$262.5	$613.5

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in SLF, as of June 30, 2018. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of June 30, 2018, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2018 and September 30, 2017, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $58.8 million and $60.5 million, respectively. We have commitments of up to $79.5 million and $77.5 million to SLF as of June 30, 2018 and September 30, 2017, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

•
GC Advisors serves as collateral manager to the the 2014 Issuer and, prior to the redemption of the 2010 Notes on July 20, 2018, served as the collateral manager to the 2010 Issuer under the 2014 Collateral Management Agreement and 2010 Collateral Management Agreement, respectively. Fees payable to GC Advisors for providing these services offset against the base management fee payable by us under the Investment Advisory Agreement.

•	We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.

•
During the first six months of calendar year 2018, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $7.2 million of shares, or 396,099 shares, of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2017, the Trust purchased approximately $17.7 million of shares, or 955,896 shares, of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2018 and 2017. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of June 30, 2018 and September 30, 2017, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $13.3 million as of June 30, 2018 and $3.0 million as of September 30, 2017.

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

Income taxes: See “Consolidated Results of Operations - Expenses - Excise Tax Expense.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2018 and September 30, 2017, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.02% and 1.03%, respectively. Prior to their redemption on October 20, 2016, the Class A 2010 Notes issued as part of the 2010 Debt Securitization had floating interest rate provisions based on three-month LIBOR that reset quarterly as did the Class A-Refi 2010 Notes issued in connection with the refinancing of the 2010 Debt Securitization prior to their redemption on July 20, 2018. Prior to their redemption on March 23, 2018 the Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization had floating interest rate provisions based on three-month LIBOR that reset quarterly as do the Class A-1-R, A-2 and B-R 2014 Notes issued in connection with the refinancing of the 2014 Debt Securitization. In addition, the Credit Facility has a floating interest rate provision based on one-month LIBOR that resets daily. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of June 30, 2018 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(3,947)	$(1,496)	$(2,451)
Up 50 basis points	7,896	2,992	4,904
Up 100 basis points	15,792	5,985	9,807
Up 150 basis points	23,687	8,977	14,710
Up 200 basis points	31,582	11,969	19,613

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2018, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations and the Credit Facility, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of June 30, 2018 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings.

We, GC Advisors and Golub Capital LLC may, from time to time, be involved in legal and regulatory proceedings arising out of our respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and Golub Capital LLC do not believe it is currently subject to any material legal proceedings.

Item 1A: Risk Factors.

There have been no material changes during the three months ended June 30, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

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

Golub Capital BDC, Inc.

Dated: August 8, 2018	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2018	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)