Form 10-K
period 2018-09-30
GOLUB CAPITAL BDC, Inc.
filed 2018-11-28
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
Form 10-K
______________________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant on March 31, 2018 based on the closing price on that date of $17.89 on the Nasdaq Global Select Market was approximately $1,071.0 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 60,165,454 shares of the registrant’s common stock outstanding as of November 28, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2018.

i

PART I
In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and “Golub Capital BDC” refer to Golub Capital BDC, Inc., a Delaware corporation, and its consolidated subsidiaries;

•	“Holdings” refers to Golub Capital BDC 2010-1 Holdings LLC, a Delaware limited liability company, or LLC, our direct subsidiary;

•	“2010 Issuer” refers to Golub Capital BDC 2010-1 LLC, a Delaware LLC, our indirect subsidiary;

•	“2014 Issuer” refers to Golub Capital BDC CLO 2014 LLC, a Delaware LLC, our direct subsidiary;

•	"2018 Issuer" refers to Golub Capital BDC CLO III LLC, a Delaware LLC, our indirect subsidiary;

•	“CLO Depositor” refers to Golub Capital BDC CLO III Depositor LLC, a Delaware LLC, our direct subsidiary.

•	“Controlling Class” refers to the most senior class of notes then outstanding of the 2014 Issuer or the 2018 Issuer, as applicable;

•
"2010 Debt Securitization" refers to the $350.0 million term debt securitization that we completed on July 16, 2010, amended on October 20, 2016 and redeemed on July 20, 2018, in which the 2010 Issuer issued an aggregate of $350.0 million of notes, or the “2010 Notes,” including $205.0 million of Class A-Refi 2010 Notes, which bore interest at a rate of three-month London Interbank Offered Rate, or LIBOR, plus 1.90%, $10.0 million of Class B-Refi 2010 Notes, which bore interest at a rate of three-month LIBOR plus 2.40% and $135.0 million face amount of Subordinated 2010 Notes that did not bear interest;

•
“2014 Debt Securitization” refers to the $402.6 million term debt securitization that we completed on June 5, 2014, as most recently amended on March 23, 2018, in which the 2014 Issuer issued an aggregate of $402.6 million of notes, or the “2014 Notes,” including $191.0 million of Class A-1-R 2014 Notes, which bear interest at a rate of three-month LIBOR, plus 0.95%, $20.0 million of Class A-2-R 2014 Notes, which bear interest at a rate of three-month LIBOR plus 0.95%, $35.0 million of Class B-R 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.40%, $37.5 million of Class C-R 2014 Notes, which bear interest at a rate of three-month LIBOR plus 1.55%, and $119.1 million of membership interests that do not bear interest;

•
"2018 Debt Securitization" refers to the $602.4 million term debt securitization that we completed on November 16, 2018, in which the 2018 Issuer issued an aggregate of $602.4 million of notes, or the “2018 Notes,” including $327.0 million of Class A 2018 Notes, which bear interest at a rate of three-month LIBOR, plus 1.48%, $61.2 million of Class B 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.10%, $20.0 million of Class C-1 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.80%, $38.8 million of Class C-2 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.65%, $42.0 million of Class D 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.95%, and $113.4 million of Subordinated 2018 Notes that do not bear interest;

•	“Funding” refers to Golub Capital BDC Funding, LLC, a Delaware LLC, our direct subsidiary;

•
“Credit Facility” refers to the amended and restated senior secured revolving credit facility that Funding originally entered into on July 21, 2011, as most recently amended on September 21, 2018, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender and collateral agent, that currently allows for borrowing up to $170 million and that bears interest at a rate of one-month LIBOR plus 2.15% per annum through the reinvestment period, which ends September 20, 2019, and through the stated maturity date of September 21, 2023;

•
"MS Credit Facility" refers to the amended senior secured credit facility that the 2010 Issuer originally entered into on July 20, 2018 and recently amended on November 1, 2018, with Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Secured Funding, Inc. as administrative agent, and U.S. Bank National Association, as collateral agent for the administrative agent and the lenders, that currently allows for borrowing up to $450 million and that bears interest at a rate of one-month LIBOR plus 1.90% per annum through the reinvestment period, which ends on January 18, 2019, and bears interest at a rate of one-month LIBOR plus 2.15% following the reinvestment period through the stated maturity date of March 20, 2019;

•	"Revolving Credit Facilities" refers collectively to the Credit Facility and the MS Credit Facility, and each a "Revolving Credit Facility";

•	“Adviser Revolver” refers to the $20.0 million line of credit with GC Advisors;

•	“SBIC Funds” refers collectively to our consolidated subsidiaries, GC SBIC IV, L.P.,GC SBIC V, L.P. and GC SBIC VI, L.P.;

•
“SLF” refers to Senior Loan Fund LLC, an unconsolidated Delaware LLC, in which we co-invest with RGA Reinsurance Company, or RGA, primarily in senior secured loans. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of SLF must be approved by representatives of each of the members (with unanimous approval required from either (i) one representative of each of us and RGA or (ii) both representatives of each of us and RGA). As of September 30, 2018, we owned 87.5% of the LLC equity interests of SLF. As of September 30, 2018, SLF had LLC equity interest subscriptions from its members totaling $200.0 million of which we have committed to fund $175.0 million;

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

Item 1. Business
GENERAL
We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. We were formed in November 2009 to continue and expand the business of our predecessor, Golub Capital Master Funding LLC, which commenced operations in July 2007. We make investments primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans) and other senior secured loans of middle-market companies that are, in most cases, sponsored by private equity firms. GC Advisors structures our one stop loans as senior secured loans, and we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of the portfolio company. In many cases, we together with our affiliates are the sole lenders of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
In this annual report on Form 10-K, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than $100.0 million annually.
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $25.0 billion in capital under management as of September 30, 2018, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
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
About Golub Capital
Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of September 30, 2018, Golub Capital had over $25.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 250 middle-market sponsors and repeat transactions with over 160 sponsors.
Golub Capital’s middle-market lending group is managed by a four-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman and Gregory W. Cashman. As of September 30, 2018, Golub Capital’s more than 100 investment professionals had an average of over 12 years of investment experience and were supported by more than 250 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Investment Criteria/Guidelines
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop and other senior secured loans of U.S. middle market companies. We seek to generate strong risk-adjusted net returns by assembling a portfolio of investments across a broad range of industries and private equity investors.
We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We may also make opportunistic loans to independently owned and publicly held middle-market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

•	annual EBITDA of less than $100.0 million annually;

•	sustainable leading positions in their respective markets;

•	scalable revenues and operating cash flow;

•	experienced management teams with successful track records;

•	stable, predictable cash flows with low technology and market risks;

•	a substantial equity cushion in the form of capital ranking junior to our investment;

•	low capital expenditures requirements;

•	a North American base of operations;

•	strong customer relationships;

•	products, services or distribution channels having distinctive competitive advantages;

•	defensible niche strategy or other barriers to entry; and

•	demonstrated growth strategies.
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
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$113,873	6.4%	$91,525	5.5%
4	1,455,754	81.6	1,378,316	81.8
3	195,414	11.0	212,629	12.6
2	17,250	1.0	249	0.0*
1	550	0.0*	2,296	0.1
Total	$1,782,841	100.0%	$1,685,015	100.0%

*	Represents an amount less than 0.1%.
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
Senior Loan Fund.  We have invested in SLF, which as of September 30, 2018, consisted of a portfolio of loans to different borrowers in industries similar to the companies in our portfolio. SLF invests primarily in senior secured loans of middle market companies, which debt securities are expected to be secured by a first lien on some or all of the issuer’s assets, including traditional senior debt and any related revolving or similar credit facility, in generally the same manner as our senior secured and one stop loans. SLF may also invest in more liquid senior secured loans.

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
Investments
We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2018, as well as the top ten industries in which we were invested as of September 30, 2018, in each case excluding SLF, calculated as a percentage of our total investments as of such date.

Portfolio Company	Investments at Fair Value (In thousands)	Percentage of Total Investments
Transaction Data Systems, Inc.	$39,066	2.2%
Diligent Corporation	38,848	2.2
MRI Software LLC	38,474	2.2
Massage Envy, LLC	36,735	2.1
Appriss Holdings, Inc.	36,005	2.0
DCA Investment Holding, LLC	35,783	2.0
Captive Resources Midco, LLC	34,706	1.9
Integration Appliance, Inc.	34,406	1.9
eSolutions, Inc.	31,483	1.8
Vendavo, Inc.	30,268	1.7
	$355,774	20.0%

Industry	Investments at Fair Value (In thousands)	Percentage of Total Investments
Diversified/Conglomerate Service	$466,037	26.1%
Healthcare, Education and Childcare	333,736	18.7
Electronics	130,472	7.3
Retail Stores	112,738	6.3
Beverage, Food and Tobacco	99,608	5.6
Diversified/Conglomerate Manufacturing	96,663	5.4
Leisure, Amusement, Motion Pictures, Entertainment	81,907	4.6
Personal and Non Durable Consumer Products (Mfg. Only)	69,912	3.9
Buildings and Real Estate	65,255	3.7
Aerospace and Defense	47,891	2.7
	$1,504,219	84.3%
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

MANAGEMENT AGREEMENTS
GC Advisors is located at 666 Fifth Avenue, 18th Floor, New York, NY 10103. GC Advisors is registered as an investment adviser under the Advisers Act. The beneficial interests in GC Advisors are majority owned, indirectly, by two affiliated trusts. The trustees of those trusts are Stephen A. Kepniss and David L. Finegold. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, GC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, GC Advisors:

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
The base management fee is calculated at an annual rate equal to 1.375% of our average adjusted gross assets at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets and cash collateral on deposit with custodian). Additionally, GC Advisors is voluntarily excluding assets funded with secured borrowing proceeds from the management fee. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during a current calendar quarter. Base management fees for any partial month or quarter are appropriately pro-rated. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase. To the extent that GC Advisors or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of ours, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to GC Advisors by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by us.
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

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for each of the years ended September 30, 2018, 2017 and 2016 was $2.3 million, $0.4 million and $0. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year, and we paid a $1.2 million Capital Gain Incentive Fee calculated in accordance with the Investment Advisory Agreement as of December 31, 2017. We did not pay any capital gain incentive fee under the Investment Advisory Agreement for any period ended prior to December 31, 2017. For the years ended September 30, 2018, 2017 and 2016, we accrued a capital gain incentive fee under GAAP of $1.5 million, $2.8 million, and $1.2 million, respectively.
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
Alternative 1
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

Year 3:	$200,000 (20% multiplied by $5 million realized capital gains on sale of Investment A) less $800,000 (Capital Gain Incentive Fee paid in year 2)
Year 4:	$600,000 (20% multiplied by $8 million realized capital gains on sale of Investment A and Investment B less Capital Gain Incentive Fee paid in years 2 and 3).
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
Board Approval of the Investment Advisory Agreement
At a meeting of our board of directors held in May 2018, our board of directors voted unanimously to reapprove the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

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
Administration Agreement
Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Our board of directors reviews the expenses reimbursed to the Administrator, including any allocation of expenses among us and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2018, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
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

Temporary Investments
Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the diversification tests described in section 851(b)(3) of the Code in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. GC Advisors will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. The Small Business Credit Availability Act, or SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. On November 27, 2018, our board of directors recommended that we seek stockholder approval to reduce our asset coverage requirement to 150% at our annual stockholder meeting scheduled for February 5, 2019. To the extent stockholder approval is received, we currently intend to target a GAAP debt-to-equity ratio of about 1.0x. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. We consolidate our financial results with all of our wholly-owned subsidiaries, including Holdings, Funding, the 2010 Issuer and the 2014 Issuer, for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. On September 13, 2011, we received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries from our 200% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200% even if we do not received stockholder approval to the modified asset coverage requirement permitted by Section 61(a)(2) of the 1940 Act. This provides us with increased investment flexibility but also increases our risks related to leverage.
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
Proxy Voting Records
You may obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2018 by making a written request for proxy voting information to: Golub Capital BDC, Inc., Attention: Investor Relations, 666 Fifth Avenue, 18th Floor, New York, NY 10103, or by calling Golub Capital BDC, Inc. collect at (212) 750-6060.
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
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief pursuant to which purchases by us and other accounts sponsored or managed by GC Advisors or its affiliates of a single class of privately placed securities are permitted provided that the adviser negotiates no term other than price and certain other conditions are met. Any co-investment would be made subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another account sponsored or managed by GC Advisors to make different investments in the same issuer, GC Advisors will need to decide which account will proceed with the investment. Moreover, in certain circumstances, we may be unable to invest in an issuer in which another account sponsored or managed by GC Advisors has previously invested.
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
Small Business Investment Company Regulations
We operate the SBIC Funds as wholly-owned subsidiaries of the Company. The SBIC Funds each may rely on an exclusion from the definition of “investment company” under the 1940 Act. As such, none of these subsidiaries will elect to be regulated as a business development company under the 1940 Act.
The SBIC Funds each have investment objectives substantially similar to ours and make similar types of investments in accordance with SBIC regulations.
The licenses approved by the U.S. Small Business Administration, or SBA, for the SBIC Funds allow the SBIC Funds to incur leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment and certain approvals by the SBA and customary procedures. SBA-guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt, have a maturity of ten years, require semi-annual payments of interest and do not require any principal prior to maturity. Under the regulations applicable to SBICs, an SBIC may have outstanding debentures guaranteed by the SBA generally in an amount of up to twice its regulatory capital, which generally equates to the amount of its equity capital. SBIC regulations currently limit the amount that a single SBIC subsidiary may borrow to a maximum of $175.0 million, assuming that it has at least $87.5 million of equity capital. The SBICs are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants.
Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350.0 million and the maximum amount that may be issued by a single SBIC licensee is $175.0 million. As of September 30, 2018, GC SBIC IV, L.P., or SBIC IV, GC SBIC V, L.P., or SBIC V, and GC SBIC VI, L.P., or SBIC VI, had $115.0 million, $150.0 million, and $50.0 million of SBA guaranteed debenture commitments, respectively. The original amount committed to SBIC IV by the SBA was $150.0 million. In March 2018 and September 2017, SBIC IV repaid $10.0 million and $25.0 million, respectively, of the aggregate principal amount of the SBA-guaranteed debentures outstanding at the time and $10.0 million and $25.0 million, respectively, of debenture commitments were terminated.
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
then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute as dividends for U.S. federal income tax purposes to our stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as dividends to our stockholders.
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
A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years. Furthermore, a portfolio company in which we hold equity or debt instruments may face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income. Any underwriting fees paid by us are not deductible in computing our investment company taxable income. We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

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
Some of the income and fees that we may recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized for in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be subject to U.S. corporate income tax as well as state and local tax on their earnings, which ultimately will reduce our return on such income and fees.
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
Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct dividend distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.

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
Since the economic downturn that began in mid-2007, interest rates have remained low. Because longer-term inflationary pressure is likely to result from the U.S. government’s fiscal policies and challenges during this time, we will likely experience rising interest rates, rather than falling rates, and have experienced increases to LIBOR in 2018.
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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
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
In the course of our investing activities, we pay management and incentive fees to GC Advisors. The management fee is based on our average adjusted gross assets and the incentive fee is computed and paid on income, both of which include leverage. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our average adjusted gross assets, GC Advisors benefits when we incur debt or use leverage. Under certain circumstances, the use of leverage may increase the likelihood of default, which would negatively impact our securityholders.
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
In order to be subject to tax as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “Business — Taxation as a RIC.”
We may need to raise additional capital to grow because we must distribute most of our income.
We may need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute each taxable year an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes, to our stockholders to maintain our ability to be subject to tax as a RIC. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% upon receipt of certain approvals and subject to certain disclosure requirements) of gross assets (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC) less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2018, we had $845.7 million of outstanding borrowings, including $197.5 million outstanding under the 2014 Debt Securitization.
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
On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200% even if we do not receive approval for the modified asset coverage requirement permitted by Section 61(a)(2) of the 1940 Act. This provides us with increased investment flexibility but also increases our risks related to leverage.
The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2018, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-22.24%	-12.77%	-3.30%	6.17%	15.65%

(1)
Assumes $1,835.6 million in total assets, $845.7 million in debt and secured borrowings outstanding and $968.9 million in net assets as of September 30, 2018 and an effective annual interest rate of 3.78% as of September 30, 2018.

Based on our outstanding indebtedness of $845.7 million as of September 30, 2018 and the effective annual interest rate of 3.78% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.70% to cover annual interest payments on the outstanding debt.
New legislation may permit us to incur additional leverage.
Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the SBCAA amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the date after such stockholder approval. On November 27, 2018, our board of directors recommended that we seek shareholder approval to reduce our asset coverage requirement to 150.0% at our annual meeting of stockholders currently scheduled for February 5, 2019. To the extent stockholder approval is received, we currently intend to target a GAAP debt-to-equity ratio of about 1.0x. If we were to receive either the requisite stockholder or board approval and comply with the applicable disclosure requirements, we would be able to incur additional indebtedness, which may increase our risks related to leverage. In addition, our management fee is based on our average adjusted gross assets, which includes leverage and, as a result, if we were to incur additional leverage, management fees paid to GC Advisors would increase.
We are subject to risks associated with the 2014 Debt Securitization and 2018 Debt Securitization.
As a result of the 2014 Debt Securitization and 2018 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” in this annual report on Form 10-K to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In each of the 2014 Debt Securitization and 2018 Debt Securitization, institutional investors purchased the notes issued by the 2014 Issuer and 2018 Issuer, respectively, in private placements.
We are subject to certain risks as a result of our direct interests in the junior notes and membership interests of the 2014 Issuer and our indirect interests in the junior notes and membership interests of the 2018 Debt Securitization.
Under the terms of the loan sale agreement governing the 2014 Debt Securitization, we sold and/or contributed to the 2014 Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such loan sale agreement. Following this transfer, the 2014 Issuer held all of the ownership interest in such portfolio loans and participations. As a result of the 2014 Debt Securitization and as of September 30, 2018, we held the Class C-R 2014 Notes as well as all of the membership interests of the 2014 Issuer. As a result, we consolidate the financial statements of the 2014 Issuer, as well as our other subsidiaries, in our consolidated financial statements.
Two loan sale agreements govern the 2018 Debt Securitization. Under the terms of the loan sale agreement entered into upon closing on November 16, 2018 (the “Closing Date”) of the 2018 Debt Securitization (the “Closing Date Loan Sale Agreement”), which provides for the sale of assets on the Closing Date to satisfy risk retention requirements, (1) we transferred to GC Advisors a portion of our ownership interest in the portfolio company investments securing the 2018 Debt Securitization for the purchase price and other consideration set forth in the Closing Date Loan Sale Agreement and (2) immediately thereafter, GC Advisors sold to the 2018 Issuer all of its ownership interest in such portfolio loans for the purchase price and other consideration set forth in the Closing Date Loan Sale Agreement. Under the terms of the other loan sale agreement governing the 2018 Debt Securitization (the “Depositor Loan Sale Agreement”), which provides for the sale of assets on the Closing Date as well as future sales from us to the 2018 Issuer through the CLO Depositor, (1) we sold and/or contributed to the CLO Depositor the remainder of our ownership interest in the portfolio company investments securing the 2018 Debt Securitization and participations for the purchase price and other consideration set forth in the Depositor Loan Sale Agreement and (2) CLO Depositor, in turn, sold to the 2018 Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and other consideration set forth in one of the loan sale agreements. Following these transfers, the 2018 Issuer, and not GC Advisors, CLO Depositor or us, held all of the ownership interest in such portfolio company investments and participations. As a result of the 2018 Debt Securitization, we held indirectly through the CLO Depositor, as of November 16, 2018, the Class C-2 2018 Notes, the Class D 2018 Notes and the Subordinated 2018 Notes as well as membership interests, which comprise 100% of the equity interests, in the 2018 Issuer. As a result, we consolidate the financial statements of the 2018 Issuer, as well as our other subsidiaries, in our consolidated financial statements.
Because each of the 2014 Issuer, the CLO Depositor and the 2018 Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us to the 2014 Issuer and the sale and contribution by us to the CLO Depositor and the CLO Depositor to the 2018 Issuer did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. We may, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another business development company to the extent permitted under the 1940 Act.
The Class C-R 2014 Notes are subordinated obligations of the 2014 Issuer and the Class C-2 Notes, the Class D Notes, Subordinated Notes, and membership interests are subordinated obligations of the 2018 Issuer and we may not receive cash from the 2014 Issuer or the 2018 Issuer.
The Class C-R 2014 Notes are the most junior class of notes issued by the 2014 Issuer, are subordinated in priority of payment to the Class A-R 2014 Notes and the Class B-R 2014 Notes and are subject to certain payment restrictions set forth in the indenture governing the 2014 Notes. Therefore, we only receive cash distributions on the Class C-R 2014 Notes if the 2014 Issuer has made all cash interest payments to all other notes it has issued. Consequently, to the extent that the value of the 2014 Issuer’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Class C-R 2014 Notes at their redemption could be reduced. If the 2014 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2014 Debt Securitization, cash would be diverted from the Class C-R 2014 Notes to first pay the Class A-R 2014 Notes and Class B-R 2014 Notes in amounts sufficient to cause such tests to be satisfied.
The 2014 Issuer is the residual claimant on funds, if any, remaining after holders of all classes of 2014 Notes have been paid in full on each payment date or upon maturity of such notes under the 2014 Debt Securitization documents. The membership interests in the 2014 Issuer represent all of the equity interest in the 2014 Issuer, and, as the holder of the membership interests, we may receive distributions, if any, only to the extent that the 2014 Issuer makes distributions out of funds remaining after holders of all classes of 2014 Notes have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of such 2014 Notes. In the event that we fail to receive cash directly from the 2014 Issuer, we could be unable to make such distributions in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all.

The Class C-2 2018 Notes are subordinated in priority of payment to the each of the Class A 2018 Notes and the Class B 2018 Notes issued by the 2018 Issuer and are subject to certain payment restrictions set forth in the indenture governing the 2018 Notes. Therefore, the CLO Depositor only receives cash distributions on the Class C-2 2018 Notes if the 2018 Issuer has made all cash interest payments in respect of the issued Class A 2018 Notes and Class B 2018 Notes, and we only receive cash distributions in respect of our indirect ownership of the Class C-2 2018 Notes to the extent that the CLO Depositor receives any cash distributions in respect of its direct ownership of the Class C-2 2018 Notes. Consequently, to the extent that the value of the 2018 Issuer’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Class C-2 2018 Notes at their redemption could be reduced. In addition, if the 2018 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2018 Debt Securitization, cash would be diverted from the Class C-2 2018 Notes to first pay the Class A 2018 Notes and the Class B 2018 Notes in amounts sufficient to cause such tests to be satisfied.
The Class D 2018 Notes are subordinated in priority of payment to the each of the Class A 2018 Notes, the Class B 2018 Notes, the Class C-1 2018 Notes and the Class C-2 2018 Notes issued by the 2018 Issuer and are subject to certain payment restrictions set forth in the indenture governing the 2018 Notes. Therefore, the CLO Depositor only receives cash distributions on the Class D 2018 Notes if the 2018 Issuer has made all cash interest payments in respect of the issued Class A 2018 Notes, Class B 2018 Notes, Class C-1 2018 Notes and Class C-2 2018 Notes, and we only receive cash distributions in respect of our indirect ownership of the Class D 2018 Notes to the extent that the CLO Depositor receives any cash distributions in respect of its direct ownership of the Class D 2018 Notes. Consequently, to the extent that the value of the 2018 Issuer’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Class D 2018 Notes at their redemption could be reduced. In addition, if the 2018 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2018 Debt Securitization, cash would be diverted from the Class D 2018 Notes to first pay the Class A 2018 Notes, the Class B 2018 Notes, Class C-1 2018 Notes and the Class C-2 2018 Notes in amounts sufficient to cause such tests to be satisfied.
The Subordinated 2018 Notes are the most junior class of notes issued by the 2018 Issuer, are subordinated in priority of payment to every other class of notes issued by the 2018 Issuer and are subject to certain payment restrictions set forth in the indenture governing the 2018 Notes. Therefore, the CLO Depositor only receives cash distributions on the Subordinated 2018 Notes if the 2018 Issuer has made all cash interest payments to all other notes it has issued, and we only receive cash distributions in respect of our indirect ownership of the Subordinated 2018 Notes to the extent that the CLO Depositor receives any cash distributions in respect of its direct ownership of the Subordinated 2018 Notes. The Subordinated 2018 Notes are also unsecured and rank behind all of the secured creditors, known or unknown, of the 2018 Issuer, including the holders of the senior notes it has issued. Consequently, to the extent that the value of the 2018 Issuer’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Subordinated 2018 Notes at their redemption could be reduced. In addition, if the 2018 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2018 Debt Securitization, cash would be diverted from the Subordinated 2018 Notes to first pay the Class A 2018 Notes, Class B 2018 Notes, Class C-1 2018 Notes, the Class C-2 2018 Notes and the Class D 2018 Notes in amounts sufficient to cause such tests to be satisfied.
The membership interests in the 2018 Issuer represent all of the equity interest in the 2018 Issuer. As such, the holder of the membership interests is the residual claimant on distributions, if any, made by the 2018 Issuer after holders of all 2018 Notes have been paid in full on each payment date or upon maturity of such notes under the 2018 Debt Securitization documents. Such payments may be made by the 2018 Issuer only to the extent permitted under the 2018 Debt Securitization documents on any payment date or upon payment in full of the notes issued by the 2018 Issuer.
The interests of holders of the senior classes of securities issued by the 2014 Issuer and 2018 Issuer may not be aligned with our interests.
The Class A-R 2014 Notes are the debt obligations ranking senior in right of payment to other securities issued by the 2014 Issuer in the 2014 Debt Securitization. As such, there are circumstances in which the interests of holders of the Class A-R 2014 Notes may not be aligned with the interests of holders of the other classes of notes issued by, and membership interests of, the 2014 Issuer. For example, under the terms of the Class A-R 2014 Notes, holders of the Class A-R 2014 Notes have the right to receive payments of principal and interest prior to holders of the Class B-R 2014 Notes, the Class C-R 2014 Notes and the 2014 Issuer.
The Class A 2018 Notes are the debt obligations ranking senior in right of payment to other securities issued by the 2018 Issuer in the 2018 Debt Securitization. As such, there are circumstances in which the interests of holders of the Class A 2018 Notes may not be aligned with the interests of holders of the other classes of notes issued by, and membership interests of, the 2018 Issuer. For example, under the terms of the Class A 2018 Notes, holders of the Class A 2018 Notes have the right to receive payments of principal and interest prior to holders of the Class B- 2018 Notes, the Class C-1 2018 Notes, the Class C-2 2018 Notes, the Class D 2018 Notes, the Subordinated 2018 Notes and the 2018 Issuer.
For as long as the Class A-R 2014 Notes remain outstanding, holders of the Class A-R 2014 Notes comprise the Controlling Class under the 2014 Debt Securitization. If the Class A-R 2014 Notes are paid in full, the Class B-R 2014 Notes would comprise the Controlling Class under the 2014 Debt Securitization. For as long as the Class A 2018 Notes remain outstanding, holders of the Class A 2018 Notes comprise the Controlling Class under the 2018 Debt Securitization. If the Class A 2018 Notes are paid in full, the Class B 2018 Notes would comprise the Controlling Class under the 2018 Debt Securitization. Holders of the Controlling Class under the 2014 Debt Securitization and 2018 Debt Securitization have the right to act in certain circumstances with respect to the portfolio loans in ways that may benefit their interests but not the interests of holders of more junior classes of notes and membership interests, including by exercising remedies under the indenture in the 2014 Debt Securitization and the 2018 Debt Securitization, as applicable.
If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture for either the 2014 Debt Securitization or the 2018 Debt Securitization, the Controlling Class of such debt securitization, as the most senior class of notes then outstanding in such debt securitization will be paid in full before any further payment or distribution on the more junior classes of notes and membership interests. In addition, if an event of default under the 2014 Debt Securitization or the 2018 Debt Securitization, as applicable occurs, holders of a majority of the Controlling Class of the applicable debt securitization may be entitled to determine the remedies to be exercised under the applicable indenture, subject to the terms of such indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the 2014 Issuer, the trustee or holders of a majority of the Controlling Class may declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the 2014 Issuer. If at such time the portfolio loans were not performing well, the 2014 Issuer may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the Class C-R 2014 Notes, or to pay a dividend to holders of the membership interests.
Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would include the Class C-R 2014 Notes to the extent the Class A-R 2014 Notes or Class B-R 2014 Notes constitute the Controlling Class and the Class C‑2 2018 Notes, Class D 2018 Notes and Subordinated 2018 Notes to the extent the Class A 2018 Notes, Class B 2018 Notes, Class C-1 2018 Notes and Class C-2 2018 Notes, or Class D 2018 Notes constitute the Controlling Class), and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of the CLO Depositor or us or that the CLO Depositor or we will receive any payments or distributions upon an acceleration of the notes. In a liquidation under the 2014 Debt Securitization, the Class C-R 2014 Notes will be subordinated to payment of the Class A-R 2014 Notes and Class B-R 2014 Notes and may not be paid in full to the extent funds remaining after payment of the Class A-R 2014 Notes and Class B-R 2014 Notes are insufficient. In addition, under the 2014 Debt Securitization, after the Class A-R 2014 Notes and Class B-R 2014 Notes are paid in full, the holder of the Class C-R 2014 Notes will be the only remaining noteholder and may amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. In a liquidation under the 2018 Debt Securitization, the Class C-2 2018 Notes, Class D 2018 Notes and Subordinated 2018 Notes will be subordinated to payment of the Class A 2018 Notes, Class B 2018 Notes and, in the case of the Class D 2018 Notes and Subordinated 2018 Notes only, the Class C-1 2018 Notes, and may not be paid in full to the extent funds remaining after payment of the Class A 2018 Notes, Class B 2018 Notes and, in the case of the Class D 2018 Notes and Subordinated 2018 Notes only, the Class C-1 2018 Notes are insufficient. In addition, under the 2018 Debt Securitization, after the Class A 2018 Notes, Class B 2018 Notes and Class C-1 2018

Notes are paid in full, the CLO Depositor will be the only remaining noteholder and may amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. Any failure of the 2014 Issuer or the 2018 Issuer to make distributions on the notes we indirectly or directly hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to maintain our ability to be subject to tax as a RIC, or at all.
The 2014 Issuer and 2018 Issuer may fail to meet certain asset coverage tests.
Under the documents governing the 2014 Debt Securitization, there are two asset coverage tests applicable to the Class A-R 2014 Notes, the Class B-R 2014 Notes and the Class C-R 2014 Notes, and the documents governing the 2018 Debt Securitization provide for the same two asset coverage tests applicable to the Class A 2018 Notes, the Class B 2018 Notes, the Class C-1 2018 Notes, the Class C-2 2018 Notes and the Class D 2018 Notes.
The first such test compares the amount of interest received on the portfolio loans held by the 2014 Issuer or the 2018 Issuer, as applicable, to the amount of interest payable in respect of the Class A-R 2014 Notes, the Class B-R 2014 Notes and the Class C-R 2014 Notes, with respect to the 2014 Issuer, and the Class A 2018 Notes, the Class B 2018 Notes, the Class C-1 2018 Notes, the Class C-2 2018 Notes and the Class D 2018 Notes, with respect to the 2018 Issuer. To meet this first test, in the case of the 2014 Debt Securitization, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A-R 2014 Notes and Class B-R 2014 Notes, taken together, and at least 110% of the interest payable in respect of the Class C-R 2014 Notes, and, in the case of the 2018 Debt Securitization, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A 2018 Notes and Class B 2018 Notes, taken together, at least 110% of the interest payable in respect of the Class C-1 2018 Notes and the Class C-2 2018 Notes, taken together, and at least 105% of the interest payable in respect of the Class D 2018 Notes.
The second such test compares the principal amount of the portfolio loans of the applicable debt securitization to the aggregate outstanding principal amount of the Class A-R 2014 Notes, the Class B-R 2014 Notes and the Class C-R 2014 Notes, with respect to the 2014 Debt Securitization, and the Class A 2018 Notes, the Class B 2018 Notes, the Class C-1 2018 Notes, the Class C-2 2018 Notes and the Class D 2018 Notes, with respect to the 2018 Debt Securitization. To meet this second test at any time in the case of the 2014 Debt Securitization, the aggregate principal amount of the portfolio loans must equal at least 153.6% of the Class A-R 2014 Notes and the Class B-R 2014 Notes, taken together, and 136.1% of the Class C-R 2014 Notes. To meet this second test at any time in the case of the 2018 Debt Securitization, the aggregate principal amount of the portfolio loans must equal at least 145.6% of the Class A 2018 Notes and Class B 2018 Notes, taken together, at least 126.7% of the Class C-1 2018 Notes and Class C-2 2018 Notes, taken together, and at least 116.7% of the Class D 2018 Notes.
If any asset coverage test with respect to the Class A-R 2014 Notes, the Class B-R 2014 Notes or Class C-R 2014 Notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the holders of the Class C-R 2014 Notes and the 2014 Issuer will instead be used to redeem first the Class A-R 2014 Notes and then the Class B-R 2014 Notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation. If any asset coverage test with respect to the Class A 2018 Notes, the Class B 2018 Notes, Class C-1 2018 Notes, Class C-2 2018 Notes or Class D 2018 Notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the holders of the Class C-1 2018 Notes, Class C-2 2018 Notes, Class D 2018 Notes or Subordinated 2018 Notes and the 2018 Issuer will instead be used to redeem first the Class A 2018 Notes, then the Class B 2018 Notes and then the Class C-1 2018 Notes and Class C-2 2018 Notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation.
The value of the Class B-R 2014 Notes, Class C-2 2018 Notes, Class D 2018 Notes, or Subordinated 2018 Notes could be adversely affected by a mandatory redemption because such redemption could result in the applicable notes being redeemed at par at a time when they are trading in the secondary market at a premium to their stated principal amount and when other investments bearing the same rate of interest may be difficult or expensive to acquire. A mandatory redemption could also result in a shorter investment duration than a holder of such notes may have wanted or anticipated, which could, in turn, result in such a holder incurring breakage costs on related hedging transactions. In addition, the reinvestment period under the 2018 Debt Securitization may extend through as late as January 15, 2023, which could affect the value of the collateral securing the Class C-2 2018 Notes, Class D 2018 Notes, or Subordinated 2018 Notes.
We may be required to assume liabilities of the 2014 Issuer and 2018 Issuer and are indirectly liable for certain representations and warranties in connection with the 2014 Debt Securitization and 2018 Debt Securitization.
The structure of the 2014 Debt Securitization is intended to prevent, in the event of our bankruptcy, the consolidation of the 2014 Issuer with our operations. The structure of the 2018 Debt Securitization is intended to prevent, in the event of our bankruptcy or the bankruptcy of the CLO Depositor, the consolidation of the 2018 Issuer with our operations or those of the CLO Depositor. If the true sale of the assets in the 2014 Debt Securitization and the 2018 Debt Securitization, as applicable, were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the 2014 Issuer and 2018 Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the 2014 Debt Securitization and 2018 Debt Securitization, which would equal the full amount of debt of the 2014 Issuer and 2018 Issuer reflected on our consolidated balance sheet. In addition, we cannot assure you that the recovery in the event we were consolidated with the 2014 Issuer or the 2018 Issuer for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as the holder of the Class C-R 2014 Notes, and the indirect holder of the Class C-2 2018 Notes and Class D 2018 Notes had we not been consolidated with the 2014 Issuer and 2018 Issuer.
In addition, in connection with each of the 2014 Debt Securitization and 2018 Debt Securitization, we indirectly gave the lenders certain customary representations with respect to the legal structure of the 2014 Issuer and 2018 Issuer, respectively, and the quality of the assets transferred to each entity. We remain indirectly liable for any breach of such representations for the life of the 2014 Debt Securitization and 2018 Debt Securitization, respectively.
The 2018 Issuer may issue additional Subordinated 2018 Notes.
Under the terms of the 2018 Debt Securitization documents, the 2018 Issuer could issue additional Subordinated 2018 Notes and use the net proceeds of such issuance to purchase additional portfolio loans. Any such additional issuance, however, would require the consent of the collateral manager to the 2018 Debt Securitization, the CLO Depositor and a supermajority of the Subordinated 2018 Notes. Among the other conditions that must be satisfied in connection with an additional issuance of Subordinated 2018 Notes, the aggregate principal amount of all additional issuances of Subordinated 2018 Notes may not exceed 100% of the respective original outstanding principal amount of the Subordinated 2018 Notes; the 2018 Issuer must notify each rating agency of such issuance prior to the issuance date; and the terms of the Subordinated 2018 Notes to be issued must be identical to the terms of previously issued Subordinated 2018 Notes (except that the interest due on such additional Subordinated 2018 Notes will accrue from the issue date of such notes and the interest rate and price of such Subordinated 2018 Notes may be lower (but not higher) than those of the initial Subordinated 2018 Notes). We do not expect to cause the 2018 Issuer to issue any additional Subordinated 2018 Notes at this time. We may amend the 2018 Debt Securitization documents from time to time, and without amendment, the 2018 Debt Securitization documents do not provide for additional issuances of Class A 2018 Notes. The total purchase price for any additional Subordinated 2018 Notes that may be issued may not always equal 100% of the par value of such 2018 Notes, depending on several factors, including fees and closing expenses.
We are subject to risks associated with the Revolving Credit Facilities.
As a result of our Revolving Credit Facilities, we are subject to a variety of risks, including those set forth below.
Our interests in Funding and 2010 Issuer are subordinated and we may not receive cash on our equity interests from Funding and 2010 Issuer.
We own directly or indirectly 100% of the equity interests in Funding and 2010 Issuer. We consolidate the financial statements of Funding and 2010 Issuer in our consolidated financial statements and treat the indebtedness under the Revolving Credit Facilities as our leverage. Our interests in Funding and 2010 Issuer are subordinated in priority of payment to every other obligation of Funding and 2010 Issuer and are subject to certain payment restrictions set forth in each Revolving Credit Facility. We receive cash distributions on our equity interests in Funding and 2010 Issuer only if Funding and 2010 Issuer have made all required cash interest payments to the respective lenders and no default exists under the respective Revolving Credit Facility. We cannot assure you that distributions on the assets held by Funding or 2010 Issuer will be sufficient to make any distributions to us or that such distributions will meet our expectations.
We receive cash from Funding or 2010 Issuer only to the extent that we receive distributions on our equity interests in Funding and 2010 Issuer. Funding and 2010 Issuer each may make distributions on their equity interests only to the extent permitted by the payment priority provisions of the applicable Revolving Credit Facility. Each of the Revolving Credit Facilities generally provides that payments on the respective interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if Funding or 2010 do not meet the asset coverage tests or the interest coverage test set forth in the documents of the applicable Revolving Credit Facility, a default would occur. In the event of a default under either Revolving Credit Facility document, cash would be diverted from us to pay the applicable lender and other secured parties in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash from Funding and/or 2010 Issuer, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.
Our equity interests in Funding and 2010 Issuer rank behind all of the secured and unsecured creditors, known or unknown, of Funding and 2010 Issuer, as applicable, including the lenders in the respective Revolving Credit Facility. Consequently, to the extent that the value of Funding’s or 2010 Issuer's portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the returns on our investments in Funding or 2010 Issuer could be reduced. Accordingly, our investments in each of Funding and 2010 Issuer may be subject to up to 100% loss.
The ability to sell investments held by Funding and 2010 Issuer is limited.
Each of the Revolving Credit Facilities place significant restrictions on our ability, as servicer, to sell investments. As a result, there may be times or circumstances during which we are unable to sell investments or take other actions that might be in our best interests.
We are subject to risks associated with our SBIC Funds.
As a result of our SBIC Funds, we are subject to a variety of risks, including those set forth below.
Our interests in the SBIC Funds are subordinated and we may not receive cash on our equity interests from either of the SBIC Funds.
We own 100% of the equity interests in SBIC IV, SBIC V and SBIC VI. We consolidate the financial statements of each of the SBIC Funds in our consolidated financial statements. Our interests in the SBIC Funds are subordinated in priority of payment to the SBA-guaranteed debentures issued by the respective SBIC Fund. We receive cash from SBIC IV, SBIC V and SBIC VI only to the extent that we receive distributions on our equity interests in each such SBIC Fund. Our SBIC Funds may be limited by SBA regulations governing SBICs from making certain distributions to us unless we request a waiver of the SBA restrictions. We cannot assure you that the SBA would grant any such waiver. In the event that we fail to receive cash from our SBIC Funds, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.
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
The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement and Disclosure, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
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

In particular the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several years. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Trump and certain members of Congress have indicated that they will seek to amend or repeal portions of Dodd-Frank and to overhaul the Code, among other federal laws, which may create regulatory uncertainty in the near term, and in March 2018 the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. While the impact of Dodd-Frank and any federal tax reform legislation on us and our portfolio companies may not be known for an extended period of time, Dodd-Frank and any tax reform enacted as law, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
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
On October 21, 2014, U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank (the "U.S. Risk Retention Rules") were issued and became effective with respect to collateralized loan obligation ("CLOs") on December 24, 2016. The U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as CLOs, in the absence of an exemption, to retain an economic interest, or the Retention Interest, in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. Risk Retention Rules, we sought no-action relief to ensure that we could engage in CLO financing under the 1940 Act and the risk retention rules mandated by Section 941 of Dodd-Frank. On September 7, 2018 we received a no-action letter from the staff (the “Staff”) of the Division of Investment Management of the SEC that states that the Staff would not recommend that the SEC take any enforcement action under Section 57(a) of the1940 Act, or Rule 17d-1 under the 1940 Act against us or GC Advisors if we were to acquire CLO equity as a Retention Interest in the manner described in a letter submitted to the Staff on behalf of us.
However, the no-action relief we received did not address whether or not the CLO transactions described therein would satisfy the requirements of the U.S. Risk Retention Rules. As a general matter, available interpretive authority to date addressing the U.S. Risk Retention Rules applicable to CLOs is limited, and there is limited judicial decisional authority or applicable agency interpretation that has directly addressed any of the risk retention approaches taken with respect to CLOs.  Accordingly, there can be no assurance that the applicable federal agencies will agree that any CLO transaction we undertake, or the manner in which we hold any retention interests, complies with the U.S. Risk Retention Rules.  If we ever determined that undertaking CLO transactions would subject us or any of our affiliates to unacceptable regulatory risk, our ability to execute CLOs may be limited or otherwise curtailed.  Given the more attractive financing costs associated with these types of debt securitization as opposed to other types of financing available (such as traditional senior secured facilities), this would, in turn, increase our financing costs. Any associated increase in financing costs would ultimately be borne by our common stockholders.
On February 3, 2017, President Trump signed Executive Order 13772 announcing the Administration's policy to regulate the U.S. financial system in a manner consistent with certain "Core Principles," including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the U.S. financial system. On June 12, 2017, the U.S. Department of the Treasury published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. Subsequent reports are expected to address: retail and institutional investment products and vehicles; non-bank financial institutions; financial technology; and financial innovation.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. income tax rules applicable to both individuals and entities, including corporations. The Tax Cuts and Jobs Act includes provisions that, among other things, reduce the U.S. corporate tax rate from 35 percent to 21 percent, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income, repeal the corporate alternative minimum tax and make extensive changes to the U.S. international tax system. The Tax Cuts and Jobs Act is complex and far-reaching, and we cannot predict the impact its enactment will have on us, our subsidiaries, our portfolio companies and the holders of our securities.
On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of "systemically important financial institutions" or "SIFIs" subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
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
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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
We are highly dependent on information systems and systems failures or cyberattacks could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends and other distributions.
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
Our business and operations could be negatively affected if we become subject to stockholder activism, which could cause us to incur significant expense, hinder the execution of our investment strategy or impact our stock price.
Stockholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our board of directors, or arise in a variety of situations, has been increasing in the business development company space recently. While we are currently not subject to any stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of stockholder activism. Stockholder activism could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

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
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and have done so for an extended period of time. To the extent that we operate as a non-diversified investment company in the future, we may be subject to greater risk.
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
Under the Investment Advisory Agreement and the collateral management agreements for each of the 2014 Debt Securitization and 2018 Debt Securitization, GC Advisors does not assume any responsibility to us other than to render the services called for under those agreements, and it is not responsible for any action of our board of directors in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the

Investment Advisory Agreement and each of the collateral management agreements GC Advisors, its officers, members, personnel, and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement and the collateral management agreements, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement and the collateral management agreements. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement and the collateral management agreements, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement and the collateral management agreements. These protections may lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.
Our investment strategy contemplates potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Although we expect most of our investments will be U.S. dollar denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2018, we were invested in securities of four non-U.S. companies. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we may invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act.
We may expose ourselves to risks if we engage in hedging transactions.
We have and may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the CFTC.
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
Our common stock began trading on April 15, 2010 and is currently traded on The Nasdaq Global Select Market under the symbol “GBDC”. The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share.

Period	NAV(1)	Closing Sales Price		Premium of High Sales Price to NAV(2)	Premium (Discount) of Low Sales Price to NAV(2)	Distributions Declared
		High	Low
Fiscal year ended September 30, 2018
Fourth quarter	$16.10	$19.14	$18.40	18.9%	14.3%	$0.32
Third quarter	16.15	18.67	17.83	15.6	10.4	0.32
Second Quarter	16.11	18.44	17.62	14.5	9.4	0.32
First Quarter	16.04	19.41	18.20	21.0	13.5	0.40	(3)
Fiscal year ended September 30, 2017
Fourth quarter	$16.08	$19.71	$18.24	22.6%	13.4%	$0.32
Third quarter	16.01	20.44	19.10	27.7	19.3	0.32
Second Quarter	15.88	19.88	18.38	25.2	15.7	0.32
First Quarter (40	15.74	18.76	17.55	19.2	11.5	0.57	(4)

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of the each period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter-end NAV.

(3)	Includes a special distribution of $0.08 per share.

(4)	Includes a special distribution of $0.25 per share.
The last reported price for our common stock on November 27, 2018 was $18.55 per share. As of November 27, 2018, we had 382 stockholders of record.
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

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock.

Record Dates	Payment Date	Distributions Declared
Fiscal year ended September 30, 2018
September 6, 2018	September 28, 2018	$0.32
June 8, 2018	June 28, 2018	0.32
March 8, 2018	March 30, 2018	0.32
December 12, 2017 (1)	December 28, 2017	0.40
Total		$1.36

Fiscal year ended September 30, 2017
September 6, 2017	September 29, 2017	$0.32
June 6, 2017	June 29, 2017	0.32
March 7, 2017	March 30, 2017	0.32
December 12, 2016 (2)	December 29, 2016	0.57
Total		$1.53
(1) Includes a special distribution of $0.08 per share.
(2) Includes a special distribution of $0.25 per share.
On November 27, 2018, our board of directors declared a quarterly distribution of $0.32 per share and a special distribution of $0.12 per share both of which are payable on December 28, 2018 to holders of record as of December 12, 2018.
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

Stock Performance Graph
This graph compares the stockholder return on our common stock from September 30, 2012 to September 30, 2018 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on September 30, 2012, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Consolidated Financial Data
The following selected consolidated financial data of Golub Capital BDC, Inc. as of and for the years ended September 30, 2018, 2017 and 2016 is derived from the consolidated financial statements that have been audited by Ernst & Young LLP, independent registered public accounting firm. The following selected consolidated financial data of Golub Capital BDC, Inc. as of and for the years ended September 30, 2015 and 2014 is derived from the consolidated financial statements that have been audited by RSM US LLP (formerly McGladrey LLP through October 25, 2015), independent registered public accounting firm. The financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Golub Capital BDC, Inc.
	As of and for the years ended September 30,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$152,171	$137,764	$127,871	$119,968	$109,526
Base management fee	24,214	23,815	22,020	20,330	17,053
Incentive fee	13,110	7,560	7,266	10,226	10,128
Interest and other debt financing expenses	33,174	31,534	27,724	24,510	20,227
All other expenses	5,652	5,309	5,881	5,905	5,583
Net investment income(1)	76,021	69,546	64,980	58,997	56,535
Net realized gain (loss) on investments, secured borrowings, and foreign currency transactions	17,536	9,402	6,254	9,354	5,384
Net change in unrealized appreciation (depreciation) on investments, secured borrowings and foreign currency translation	(11,587)	3,340	(2,030)	2,440	3,469
Net increase/(decrease) in net assets resulting from operations	81,970	82,288	69,204	70,791	65,388
Per share data:
Net asset value	$16.10	$16.08	$15.96	$15.80	$15.55
Net investment income(1)	1.27	1.23	1.25	1.20	1.26
Net realized gain (loss) on investments, secured borrowings and foreign currency transactions	0.29	0.16	0.12	0.19	0.11
Net change in unrealized appreciation (depreciation) on investments, secured borrowings, and foreign currency translation	(0.19)	0.06	(0.04)	0.05	0.07
Net increase in net assets resulting from operations	1.37	1.45	1.33	1.44	1.44
Per share distributions declared	1.36	1.53	1.28	1.28	1.28
From net investment income	1.31	1.51	1.04	1.18	1.28
From capital gains	0.05	0.02	0.24	0.10	—
From return of capital	—	—	—	—	—
Dollar amount of distributions declared	81,307	86,443	66,879	62,969	57,823
From net investment income	78,328	85,304	54,461	58,152	57,823
From capital gains	2,979	1,139	12,418	4,817	—
From return of capital	—	—	—	—	—

	Golub Capital BDC, Inc.
	As of and for the years ended September 30,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Balance Sheet data at period end:
Investments, at fair value	$1,782,841	$1,685,015	$1,660,612	$1,529,784	$1,347,612
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents	45,705	62,558	89,540	97,484	79,943
Interest receivable and other assets(2)	7,006	6,603	6,357	6,158	6,318
Total assets(2)	1,835,552	1,754,176	1,756,509	1,633,426	1,433,873
Total debt	845,683	781,100	865,175	813,605	697,539
Total liabilities(2)	866,698	796,230	877,684	822,556	701,134
Total net assets	968,854	957,946	878,825	810,870	732,739
Other data:
Weighted average yield on income producing investments at fair value(3)	8.3%	7.8%	7.6%	7.8%	8.3%
Number of portfolio companies at period end	199	185	183	164	145

(1)	Net investment income for the years ended September 30, 2017 and 2016 is shown after a net expense of $17,000 and $333,000, respectively, for U.S. federal excise tax.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. In this report, “we,” “us,” “our” and “Golub Capital BDC” refer to Golub Capital BDC, Inc. and its consolidated subsidiaries.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this our annual report on Form 10-K.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $25.0 billion in capital under management as of September 30, 2018, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under the Investment Advisory Agreement, which was most recently reapproved by our board of directors in May 2018, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of September 30, 2018 and 2017, our portfolio at fair value was comprised of the following:

	As of September 30, 2018		As of September 30, 2017
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$231,169	13.0%	$195,029	11.6%
One stop	1,430,196	80.2	1,334,084	79.2
Second lien	9,435	0.5	9,434	0.6
Subordinated debt	251	0.0 *	59	0.0 *
LLC equity interests in SLF(1)	71,084	4.0	95,015	5.6
Equity	40,706	2.3	51,394	3.0
Total	$1,782,841	100.0%	$1,685,015	100.0%

*	Represents an amount less than 0.1%.

(1)	Proceeds from the LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2018 and 2017, one stop loans included $169.4 million and $138.6 million, respectively, of late stage lending loans at fair value.

As of September 30, 2018, 2017 and 2016, we had debt and equity investments in 199, 185 and 183 portfolio companies, respectively, and an investment in SLF.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the years ended September 30, 2018, 2017 and 2016 was as follows:

	For the years ended September 30,
	2018	2017	2016
Weighted average income yield(1)(2)	8.3%	7.8%	7.6%
Weighted average investment income yield(1)(3)	8.9%	8.4%	8.2%
Total return based on average net asset value(4)	8.5%	9.1%	8.4%
Total return based on market value(5)	7.7%	10.2%	25.4%

(1)
For the years ended September 30, 2018 and 2017, the weighted average income yield and weighted average investment income yield do not reflect interest income from subordinated notes in SLF, which were redeemed on December 30, 2016.

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

Prior to the redemption of the 2010 Notes and termination of the documents governing the 2010 Debt Securitization on July 20, 2018, GC Advisors served as collateral manager for the 2010 Issuer, under a collateral management agreement, or the 2010 Collateral Management Agreement, and was entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2010 Issuer at the beginning of the collection period relating to each payment date, which was payable in arrears on each payment date. Under the 2010 Collateral Management Agreement, the term ‘‘collection period’’ referred to a quarterly period running from the day after the end of the prior collection period to the fifth business day of the calendar month in which a payment date occurs. Following the redemption of the 2010 Notes on July 20, 2018, the 2010 Collateral Management Agreement was terminated.

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

Collateral management fees were paid directly by the 2010 Issuer and are paid by the 2014 Issuer to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2010 Issuer and 2014 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring and subsequent amendments to the 2010 Debt Securitization and the initial structuring of the 2014 Debt Securitization. Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by us, which is consolidated by us and subject to our overall asset coverage requirement. The 2010 Issuer, the 2014 Issuer and 2018 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2010 Debt Securitization, the 2014 Debt Securitization, and 2018 Debt Securitization, and collectively the Debt Securitizations, as applicable.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Recent Developments

On November 1, 2018, the 2018 Issuer entered into a purchase agreement, or the Purchase Agreement, with Golub Capital BDC CLO III Depositor LLC, as depositor, and Morgan Stanley & Co. LLC, as the initial purchaser, or the Initial Purchaser, pursuant to which the 2018 Issuer agreed to sell the 2018 Notes to the Initial Purchaser as part of the 2018 Debt Securitization. Term debt securitizations are also known as CLOs and are a form of secured financing incurred by the Company, which are consolidated by the Company and subject to its overall asset coverage requirement.

On November 1, 2018, we entered into an amendment to the documents governing the MS Credit Facility. The MS Credit Facility amendment increased the borrowing capacity under the MS Credit Facility from $300.0 million to $450.0 million. The other material terms of the MS Credit Facility were unchanged.

On November 16, 2018, we completed the 2018 Debt Securitization. The 2018 Notes were issued by the 2018 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327.0 million of AAA/AAA Class A 2018 Notes, which bear interest at the three-month LIBOR plus 1.48%; $61.2 million of AA Class B 2018 Notes, which bear interest at the three-month LIBOR plus 2.10%; $20.0 million of A Class C-1 2018 Notes, which bear interest at the three-month LIBOR plus 2.80%; $38.8 million of A Class C-2 2018 Notes, which bear interest at the three-month LIBOR plus 2.65%; $42.0 million of BBB- Class D 2018 Notes, which bear interest at the three-month LIBOR plus 2.95%; and $113.4 million of Subordinated 2018 Notes which do not bear interest. We indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. The 2018 Notes are scheduled to mature on January 20, 2031.

A portion of the proceeds of the private placement of the 2018 Notes, net of expenses, was used to repay all amounts outstanding under the MS Credit Facility, following which the agreements governing the MS Credit Facility were terminated.

We entered into two loan sale agreements which govern the 2018 Debt Securitization. Under the terms of the loan sale agreement entered into upon the Closing Date Loan Sale Agreement, which provides for the sale of assets on the Closing Date to satisfy risk retention requirements, (1) we transferred to GC Advisors a portion of our ownership interest in the portfolio company investments securing the 2018 Debt Securitization for the purchase price and other consideration set forth in the Closing Date Loan Sale Agreement and (2) immediately thereafter, GC

Advisors sold to the 2018 Issuer all of its ownership interest in such portfolio loans for the purchase price and other consideration set forth in the Closing Date Loan Sale Agreement. Under the terms of the other loan sale agreement governing the 2018 Debt Securitization Depositor Loan Sale Agreement, which provides for the sale of assets on the Closing Date as well as future sales from us to the 2018 Issuer through CLO Depositor, (3) we sold and/or contributed to the CLO Depositor the remainder of its ownership interest in the portfolio company investments securing the 2018 Debt Securitization and participations for the purchase price and other consideration set forth in the Depositor Loan Sale Agreement and (4) CLO Depositor, in turn, sold to the 2018 Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and other consideration set forth in one of the loan sale agreements. Following these transfers, the 2018 Issuer, and neither GC Advisors, the CLO Depositor nor us, held all of the ownership interest in such portfolio company investments and participations. We made customary representations, warranties and covenants in these loan sale agreements.

The 2018 Notes are the secured obligations of the 2018 Issuer, and an indenture governing the 2018 Notes includes customary covenants and events of default.   The 2018 Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.
GC Advisors, will serve as collateral manager to the 2018 Issuer under a collateral management agreement and will receive a fee for providing these services in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2018 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Pursuant to the Investment Advisory Agreement, the total fees paid to GC Advisors for rendering collateral management services, which are less than the management fee payable under the Investment Advisory Agreement, will be offset against such management fee.

Under the 2018 Collateral Management Agreement, the term ‘‘collection period’’ refers to a quarterly period commencing on the third business day prior to the preceding collection period to the and ending on (but excluding) the third business day prior to the payment date. Pursuant to the Investment Advisory Agreement, the total fees paid to GC Advisors for rendering these collateral management services, which are less than the management fee payable under the Investment Advisory Agreement, will be offset against such management fee. In addition, the 2018 Issuer paid Morgan Stanley & Co. LLC structuring and placement fees for its services in connection with the structuring of the 2018 Debt Securitization.

On November 27, 2018, our board of directors recommended that we seek shareholder approval to reduce our asset coverage requirement to 150.0% at our annual meeting of stockholders currently scheduled for February 5, 2019. To the extent stockholder approval is received, we currently intend to target a GAAP debt-to-equity ratio of about 1.0x.

On November 27, 2018, we entered into a definitive agreement to merge with GCIC with us as the surviving entity. Our board of directors and the board of directors of GCIC, including all of the respective independent directors, have approved the merger agreement and the transactions contemplated therein. Under the terms of the proposed merger, stockholders of GCIC will receive 0.865 shares of our stock for each share of GCIC, subject to adjustment only in the event of reclassification, recapitalization, or similar transaction by either company. The combined company will remain externally managed by GC Advisors and our officers and directors will remain in their current roles. The combined company will continue to trade under the ticker GBDC on the Nasdaq Global Select Market. Consummation of the proposed merger is subject to our and GCIC stockholder approvals, customary regulatory approvals and other closing conditions. Assuming satisfaction of these conditions, the transaction is expected to close in the first half of 2019.

As a result of the merger, we will be subject to certain additional risks, which will be set forth in the joint proxy statement/prospectus for the merger that we anticipate filing with the SEC in December 2018.

In connection with the closing of the merger, it is our board of directors' intention to increase the dividend per quarter to $0.33 per share; provided that our board of directors' reserves the right to revisit this intention if market conditions or our prospects meaningfully change.

On November 27, 2018, our board of directors declared a quarterly distribution of $0.32 per share and a special distribution of $0.12 per share both of which are payable on December 28, 2018 to holders of record as of December 12, 2018.

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

Consolidated Results of Operations

Consolidated operating results for the years ended September 30, 2018, 2017 and 2016 are as follows:

	For the years ended September 30,			Variances
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In thousands)
Interest income	$131,274	$119,313	$106,184	$11,961	$13,129
Income from accretion of discounts and origination fees	9,660	9,497	8,662	163	835
Interest and dividend income from investments in SLF(1)	8,099	6,568	11,038	1,531	(4,470)
Dividend income	624	629	539	(5)	90
Fee income	2,514	1,757	1,448	757	309
Total investment income	152,171	137,764	127,871	14,407	9,893
Total expenses	76,150	68,201	62,558	7,949	5,643
Net investment income - before excise tax	76,021	69,563	65,313	6,458	4,250
Excise tax	—	17	333	(17)	(316)
Net investment income - after excise tax	76,021	69,546	64,980	6,475	4,566
Net realized gain (loss) on investments and foreign currency transactions	17,536	9,402	6,254	8,134	3,148
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and secured borrowings	(11,587)	3,340	(2,030)	(14,927)	5,370
Net increase in net assets resulting from operations	$81,970	$82,288	$69,204	$(318)	$13,084
Average earning debt investments, at fair value(2)	$1,602,119	$1,554,527	$1,417,547	$47,592	$136,980
Average investments in subordinated notes of SLF, at fair value	—	19,267	82,703	(19,267)	(63,436)
Average earning portfolio company investments, at fair value(2)	$1,602,119	$1,573,794	$1,500,250	$28,325	$73,544

(1)
For the year ended September 30, 2018, the investment in SLF represents the investment in LLC equity interests in SLF. For the years ended September 30, 2017 and 2016, the investments in SLF include our investments in both subordinated notes (prior to their redemption by SLF on December 30, 2016) and LLC equity interests in SLF.

(2)	Does not include our investment in LLC equity interests in SLF.
Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net income may not be meaningful.

Investment Income

Investment income increased from the year ended September 30, 2017 to the year ended September 30, 2018 by $14.4 million primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our investment portfolio, of $47.6 million, an increase in LIBOR and an increase in income from our investments in SLF attributable to increase in income from our investments in SLF. Investment income increased from the year ended September 30, 2016 to the year ended September 30, 2017 by $9.9 million primarily as a result of an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $137.0 million. These increases were partially offset by a decline in income from our investments in SLF of $4.5 million that was attributable to a decline in the credit performance of SLF's portfolio.

The income yield by debt security type for the years ended September 30, 2018, 2017 and 2016 was as follows:

	For the years ended September 30,
	2018	2017	2016
Senior secured	7.1%	6.4%	6.3%
One stop	8.5%	7.9%	7.7%
Second lien	10.1%	10.3%	9.9%
Subordinated debt	15.0%	8.8%	5.2%
Subordinated notes in SLF(1)	N/A	8.5%	8.4%

(1)	SLF’s proceeds from the subordinated notes were utilized by SLF to invest in senior secured loans. SLF redeemed the outstanding balance on the subordinated notes on December 30, 2016.
Income yields on one stop and senior secured loans increased for the year ended September 30, 2018 primarily due to the rise in LIBOR. As of September 30, 2018, we have one second lien investment and two subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, annual income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the years ended September 30, 2018, 2017 and 2016:

	For the years ended September 30,			Variances
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In thousands)
Interest and other debt financing expenses	$29,859	$28,245	$23,540	$1,614	$4,705
Amortization of debt issuance costs	3,315	3,289	4,184	26	(895)
Base management fee	24,214	23,815	22,020	399	1,795
Income incentive fee	11,652	4,741	6,022	6,911	(1,281)
Capital gain incentive fee	1,458	2,819	1,244	(1,361)	1,575
Professional fees	2,721	2,396	2,814	325	(418)
Administrative service fee	2,456	2,340	2,209	116	131
General and administrative expenses	475	556	525	(81)	31
Total expenses	$76,150	$68,201	$62,558	$7,949	$5,643
Average debt outstanding(1)	$822,823	$872,980	$826,366	$(50,157)	$46,614

(1)
As of September 30, 2018 and 2017, there were no secured borrowings outstanding. For the year ended September 30, 2016, we have excluded $0.5 million of secured borrowings, at fair value, which were the result of participations and partial loan sales that did not meet the definition of a “participating interest”, as defined in the guidance to Accounting Standards Codification, or ASC, Topic 860 — Transfers and Servicing, or ASC Topic 860.

Interest Expense

Interest and other debt financing expenses increased by $1.6 million from the year ended September 30, 2017 to the year ended September 30, 2018 primarily due to the increase in LIBOR which was partially offset by a decrease in the weighted average of outstanding borrowings from $873.0 million for the year ended September 30, 2017 to $822.8 million for the year ended September 30, 2018. The decrease in our debt was primarily driven by a decrease in the weighted average of outstanding borrowings on the Credit Facility from $138.8 million as of September 30, 2017 to $103.0 million as of September 30, 2018. The effective average interest rate on our outstanding debt increased to 4.0% for the year ended September 30, 2018 from 3.6% for the year ended September 30, 2017 primarily due to the increase in LIBOR.

Interest and other debt financing expenses increased by $4.7 million from the year ended September 30, 2016 to the year ended September 30, 2017 primarily due to the increase in the weighted average of outstanding borrowings from $826.4 million for the year ended September 30, 2016 to $873.0 million for the year ended September 30, 2017 and an increase in the effective annual interest rate. The effective average interest rate on our outstanding debt increased to 3.6% for the year ended September 30, 2017 from 3.4% for the year ended September 30, 2016 primarily due to the increase in LIBOR.

Amortization of debt issuance costs remained relatively stable from the year ended September 30, 2017 to the year ended September 30, 2018 as new debt issuance costs associated with the new or amended debt facilities were offset by the full amortization of previous costs incurred. Amortization of debt issuance costs declined from the year ended September 30, 2016 to the year ended September 30, 2017 as initial debt issuance costs associated with $125.0 million of SBIC IV debentures fully amortized.

Management Fee

The base management fee increased as a result of a sequential increase in average adjusted gross assets from 2016 to 2018.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the Income Incentive Fee and (2) the Capital Gain Incentive Fee. The Income Incentive Fee increased by $6.9 million from the year ended September 30, 2017 to the year ended September 30, 2018, primarily as a result of the increase in net investment income. As the Company remains in the "catch-up" provision of the Income Incentive Fee calculation, the increase in net investment income causes a corresponding increase in the Income Incentive Fee until the Company is fully through the "catch-up" provision. The Income Incentive Fee decreased by $1.3 million from the year ended September 30, 2016 to the year ended September 30, 2017 as the interest rate compression on new investments and the decline of second lien and subordinated debt investments in our portfolio caused a decline in our Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets. For the year ended September 30, 2018, while still not fully through the "catch-up" provision in any quarter of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income increased to 18.7% compared to 6.1% for the year ended September 30, 2017 and 8.3% for the year ended September 30, 2016.

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement for each of the years ended September 30, 2018, 2017, and 2016 was $2.3 million, $0.4 million and $0.0 million, respectively. However, in accordance with generally accepted accounting principles in the United States of America, or GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement.  The capital gain incentive fee accrual which was calculated in accordance with GAAP as of September 30, 2018 and 2017 was $7.2 million and $6.9 million, respectively. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year, and we paid a $1.2 million Capital Gain Incentive Fee calculated in accordance with the Investment Advisory Agreement as of December 31, 2017. The Company did not pay any Capital Gain Incentive Fee calculated under the Investment Advisory Agreement as of any date prior to December 31, 2017.

The accrual for capital gain incentive fee under GAAP was $1.5 million, or $0.02 per share, for the year ended September 30, 2018, $2.8 million, or $0.05 per share, for the year ended September 30, 2017, and $1.2 million, or $0.03 per share, for the year ended September 30, 2016. The decrease in accruals for a capital gain incentive fee under GAAP for the year ended September 30, 2018 from the year ended September 30, 2017 was primarily the result of unrealized depreciation of debt and equity investments. The increase in accruals for a capital gain incentive fee under GAAP for the year ended September 30, 2017 from the year ended September 30, 2016 was primarily the result of unrealized appreciation of debt and equity investments. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.4 million from the year ended September 30, 2017 to the year ended September 30, 2018 and decreased by $0.2 million from the year ended September 30, 2016 to the year ended September 30, 2017. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the years ended September 30, 2018, 2017 and 2016 were $2.4 million, $2.3 million and $2.4 million, respectively.

As of September 30, 2018 and 2017, included in accounts payable and accrued expenses were $0.4 million and $0.8 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2018, 2017 and 2016, we incurred a net expense of $0, $17,000 and $333,000, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended September 30, 2018, 2017 and 2016:

	For the years ended September 30,			Variances
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In thousands)
Net realized gain (loss) on investments	$17,454	$9,402	$6,254	$8,052	$3,148
Foreign currency transactions	82	—	—	82	—
Net realized gain (loss) on investments and foreign currency transactions	$17,536	$9,402	$6,254	$8,134	$3,148
Unrealized appreciation on investments	25,126	28,008	32,943	(2,882)	(4,935)
Unrealized (depreciation) on investments	(34,832)	(26,640)	(31,411)	(8,192)	4,771
Unrealized appreciation on investments in SLF(1)	—	1,969	—	(1,969)	1,969
Unrealized (depreciation) on investments in SLF(1)	(1,881)	—	(3,562)	(1,881)	3,562
Unrealized appreciation on secured borrowings	—	3	—	(3)	3
Net change in unrealized appreciation (depreciation) on investments, investments in SLF, secured borrowings and foreign currency	$(11,587)	$3,340	$(2,030)	$(14,927)	$5,370

(1)	Unrealized appreciation (depreciation) on investments in SLF includes our investment in subordinated notes and LLC equity interests in SLF.
For the year ended September 30, 2018, we had a net realized gain on investments and foreign currency transactions of $17.5 million primarily due to realized gains on the sale of equity securities in more than 20 portfolio company investments, partially offset by the realized loss on the sale or disposition of three under-performing debt investments.

For the year ended September 30, 2018, we had $25.1 million in unrealized appreciation on 158 portfolio company investments, which was offset by $34.8 million in unrealized depreciation on 169 portfolio company investments. Unrealized appreciation during the year ended September 30, 2018 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the reversal of the net unrealized appreciation associated with the sales of portfolio company investments, the amortization of discounts, and negative credit related adjustments that caused a reduction in fair value.

For the year ended September 30, 2018, we had $1.9 million in unrealized depreciation on our investment in SLF LLC equity interests, which was primarily driven by net negative credit related adjustments associated with SLF's investment portfolio.

For the year ended September 30, 2017 we had a net realized gain on investments of $9.4 million primarily due to net realized gains on the sale of equity securities in 18 portfolio company investments and net gains on the sale of debt investments to SLF, which was partially offset by a net realized loss on the sale of a debt and equity investment in a single portfolio company.
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
For the year ended September 30, 2016, we had $6.3 million in net realized gains on investments, primarily due to the sale of, or capital gain distributions received from, several equity investments and the sale of debt investments to SLF that were partially offset by the realized loss on the sale of one non-accrual portfolio company investment and the write off of one non-accrual portfolio company investment.
For the year ended September 30, 2016, we had $3.6 million in unrealized depreciation on our investments in SLF LLC equity interests. Unrealized depreciation on the SLF LLC equity interests was driven by negative credit related adjustments associated with SLF’s investment portfolio that was primarily driven by one portfolio company investment taken to non-accrual status.

Liquidity and Capital Resources

For the year ended September 30, 2018, we experienced a net decrease in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents of $16.9 million. During the period, cash used in operating activities was $8.6 million, primarily as a result of fundings of portfolio investments of $646.6 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $558.7 million and net investment income of $76.0 million. Lastly, cash used in financing activities was $8.3 million, primarily driven by borrowings on debt of $760.5 million that were partially offset by repayments of debt of $695.9 million and distributions paid of $71.1 million.

For the year ended September 30, 2017, we experienced a net decrease in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents of $27.0 million. During the period, cash provided by operating activities was $62.2 million, primarily as a result of fundings of portfolio investments of $588.2 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $588.2 million and net investment income of $69.5 million. Lastly, cash used in financing activities was $89.2 million, primarily driven by borrowings on debt of $545.0 million and net proceeds of an aggregate of $74.0 million from two equity offerings that were offset by repayments of debt of $628.6 million and distributions paid of $76.8 million.

For the year ended September 30, 2016, we experienced a net decrease in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents of $7.9 million. During the period, cash used in operating activities was $56.1 million, primarily as a result of fundings of portfolio investments of $654.8 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $538.6 million and net investment income of $65.0 million. Lastly, cash used in financing activities was $48.1 million, primarily due to net proceeds of an aggregate $58.6 million from one equity offering and one private placement and net borrowings on debt of $51.5 million, partially offset by distributions paid of $59.5 million.

As of September 30, 2018 and 2017, we had cash and cash equivalents of $5.9 million and $4.0 million, respectively. In addition, we had foreign currencies of $0.2 million as of September 30, 2018 and restricted cash and cash equivalents of $39.7 million and $58.6 million as of September 30, 2018 and 2017, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of September 30, 2018, $14.7 million of our restricted cash and cash equivalents will be used for the payment of principal and interest expense on the notes issued in the 2014 Debt Securitization, which is described in further detail in Note 6 to our consolidated financial statements. As of September 30, 2018, $5.8 million of our restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. As of September 30, 2018, $8.1 million of our restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the MS Credit Facility as well as for the payment of interest expense and revolving debt of the MS Credit Facility. As of September 30, 2018, $11.1 million of our restricted cash and cash equivalents could be used to fund new investments that meet the regulatory and investment guidelines established by the SBA for our SBICs, which are described in further detail in Note 6 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of September 30, 2018 and 2017, the Credit Facility allowed Funding to borrow up to $170.0 million and $225.0 million, respectively, at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2018 and 2017, we had $136.0 million and $63.1 million outstanding under the Credit Facility, respectively. As of September 30, 2018 and 2017, subject to leverage and borrowing base restrictions, we had approximately $34.0 million and $161.9 million, respectively, of remaining commitments and $34.0 million and $95.0 million, respectively, of availability on the Credit Facility.

As of September 30, 2018, the MS Credit Facility allowed 2010 Issuer to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2018, we had $234.7 million outstanding under the MS Credit Facility. As of September 30, 2018, subject to leverage and borrowing base restrictions, we had approximately $65.3 million of remaining commitments and $6.7 million of availability on the MS Credit Facility.

On June 22, 2016, we entered into an unsecured revolving credit facility with GC Advisors, or the Adviser Revolver, which permits us to borrow up to $20.0 million at any one time outstanding. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within the same quarter in which they are drawn. As of September 30, 2018 and 2017, we had no amounts outstanding on the Adviser Revolver.

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

As of September 30, 2017, the 2010 Notes consisted of $205.0 million of Class A-Refi 2010 Notes, which bore interest at a rate of three-month LIBOR plus 1.90%, $10.0 million of Class B-Refi 2010 Notes, which bore interest at a rate of three-month LIBOR plus 2.40%, and $135.0 million face amount of Subordinated 2010 Notes that did not bear interest. The Class A-Refi 2010 Notes are included in the September 30, 2017 Consolidated Statement of Financial Condition as our debt and the Class B-Refi 2010 Notes and Subordinated 2010 Notes were eliminated in consolidation. As of September 30, 2017, we had outstanding debt under the 2010 Debt Securitization of $205.0 million. On July 20, 2018, the 2010 Notes were redeemed and, following such redemption, the agreements governing the 2010 Debt Securitization were terminated.

On June 5, 2014, we completed the 2014 Debt Securitization in which the 2014 Issuer issued an aggregate of $402.6 million of notes, or the 2014 Notes, including, prior to their redemption on March 23, 2018, $191.0 million of Class A-1 2014 Notes, which bore interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bore interest at a rate of three-month LIBOR plus 1.95%, $35.0 million of Class B 2014 Notes, which bore interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bore interest at a rate of three-month LIBOR plus 3.50%, and $119.1 million of LLC equity interests in the 2014 Issuer that do not bear interest. We retained all of the Class C 2014 Notes and LLC equity interests in the 2014 Issuer totaling $37.5 million and $119.1 million, respectively. On March 23, 2018, we amended the 2014 Debt Securitization to, among other things, (a) refinance the issued Class A-1 notes issued by the 2014 Issuer by redeeming in full the $191.0 million of Class A-1 2014 Notes and issuing new Class A-1-R 2014 Notes in an aggregate principal amount of $191.0 million that bear interest at a rate of three-month LIBOR plus 0.95%, (b) refinance the Class A-2 2014 Notes by redeeming in full the $20.0 million of Class A-2 2014 Notes and issuing new Class A-2-R 2014 Notes in an aggregate principal amount of $20.0 million that bear interest at a rate of three-month LIBOR plus 0.95%, (c) refinance the Class B 2014 Notes by redeeming in full the $35.0 million of Class B 2014

Notes and issuing new Class B-R 2014 Notes in an aggregate principal amount of $35.0 million that bear interest at a rate of three-month LIBOR plus 1.40%, (d) refinance the Class C 2014 Notes by redeeming in full the $37.5 million of Class C 2014 Notes and issuing new Class C-R 2014 Notes in an aggregate principal amount of $37.5 million that bear interest at a rate of three-month LIBOR plus 1.55%. The Class C-R 2014 Notes were retained by us, and we remain the sole owner of the equity of the 2014 Issuer.

The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the September 30, 2018 Consolidated Statements of Financial Condition as our debt and the Class C-R 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of September 30, 2018, we had outstanding debt under the 2014 Debt Securitization of $197.5 million. The Class A-1, Class A-2 and Class B 2014 Notes are included in the September 30, 2017 Consolidated Statements of Financial Condition as our debt and the Class C 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of September 30, 2017, we had outstanding debt under the 2014 Debt Securitization of $246.0 million.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350.0 million and the maximum amount that a single SBIC licensee may issue is $175.0 million. As of September 30, 2018, SBIC IV, SBIC V and SBIC VI, had $115.0 million, $150.0 million and $12.5 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2028, leaving incremental debenture commitments of $0.0 million, $0.0 million and $37.5 million for SBIC IV, SBIC V and SBIC VI, respectively, under present SBIC regulations. As of September 30, 2017, SBIC IV, SBIC V and SBIC VI had $125.0 million, $133.0 million and $9.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and September 2027 leaving incremental debenture commitments of $0.0 million, $17.0 million and $41.0 million for SBIC IV, SBIC V and SBIC VI, respectively, under present SBIC regulations. The original amount committed to SBIC IV by the SBA was $150.0 million. In March 2018 and September 2017, SBIC IV repaid $10.0 million and $25.0 million, respectively, of the aggregate principal amount of the SBA-guaranteed debentures outstanding at the time and $10.0 million and $25.0 million, respectively, of debenture commitments were terminated.

In August 2018, our board of directors reapproved a share repurchase program, or the Program, which allows us to repurchase up to $75.0 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. We did not make any repurchases of our common stock during the years ended September 30, 2018, 2017 and 2016.

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

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act, or SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. On November 27, 2018, our board of directors recommended that we seek shareholder approval to reduce our asset coverage requirement to 150.0% at our annual meeting of stockholders currently scheduled for February 5, 2019. To the extent stockholder approval is received, we currently intend to target a GAAP debt-to-equity ratio of about 1.0x.

On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from our asset coverage calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200% even if we do not approve the modified asset coverage requirement permitted by Section 61(a)(2) of the 1940 Act. This provides us with increased investment flexibility but also increases our risks related to leverage. As of September 30, 2018, our asset coverage for borrowed amounts was 269.5% (excluding the SBA debentures).

As of September 30, 2018 and 2017, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $57.7 million and $60.5 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. As of September 30, 2018, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility, MS Credit Facility and Adviser Revolver, and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

As the reinvestment period for our 2014 Debt Securitization expired on April 28, 2018, we are continuing to explore expanding our secured debt financing facilities or entering into new secured debt financings, including term debt securitizations and on November 16, 2018, we completed the 2018 Debt Securitization. See "— Recent Developments.”

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2018 and 2017, we had investments in 199 and 185 portfolio companies, respectively, with a total fair value of $1,711.8 million and $1,590.0 million, respectively, and had investments in SLF with a total fair value of $71.1 million and $95.0 million, respectively.

The following table shows the asset mix of our new investment commitments for the years ended September 30, 2018, 2017 and 2016:

	Years ended September 30,
	2018		2017		2016
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$114,840	17.2%	$129,134	21.5%	$124,392	19.0%
One stop	534,906	80.1	447,691	74.7	505,058	76.9
Subordinated debt	184	0.0 *	12	0.0 *	42	0.0 *
Subordinated notes in SLF(1)	—	—	5,457	0.9	9,620	1.5
LLC equity interests in SLF(1)	12,162	1.8	12,542	2.1	10,820	1.6
Equity	5,824	0.9	4,677	0.8	6,528	1.0
Total new investment commitments	$667,916	100.0%	$599,513	100.0%	$656,460	100.0%

* Represents an amount less than 0.1%.

(1)
SLF’s proceeds from the subordinated notes and LLC equity interests were utilized by SLF to invest in senior secured loans. As of September 30, 2018, SLF had investments in senior secured loans to 32 different borrowers.

For the years ended September 30, 2018, 2017 and 2016, we had approximately $495.5 million, $449.8 million and $366.2 million, excluding $78.7 million of proceeds from the repayment in full and termination of our investment in subordinated notes of SLF during the year ended 2017, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the years ended September 30, 2018, 2017 and 2016, we had sales of investments in 21, 72 and 44 portfolio companies, respectively, aggregating approximately $37.6 million, $138.4 million and $172.2 million, respectively, in net proceeds.

The following table summarizes portfolio composition and investment activity as of and for the years ended September 30, 2018, 2017 and 2016:

	As of and for the years ended September 30,
	2018	2017	2016
	(Dollars in thousands)
Investments, at fair value	$1,711,757	$1,590,000	$1,556,384
Number of portfolio companies (at period end)(1)	199	185	183
Investment in SLF, at fair value(2)	$71,084	$95,015	$104,228
New investment fundings	$646,595	$588,169	$654,763
Principal payments and sales of portfolio investments	$558,664	$588,173	$538,609

(1)	Excludes our investments in SLF.

(2)	As of September 30, 2016, the investment in SLF includes our investments in both subordinated notes and LLC equity interests in SLF.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2018(1)			As of September 30, 2017(1)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)
Senior secured:
Performing	$230,230	$228,028	$229,886	$196,296	$194,357	$195,089
Non-accrual(2)(3)	2,834	2,818	1,283	1,438	1,433	(60)
One stop:
Performing	1,435,004	1,417,730	1,425,854	1,339,755	1,322,220	1,331,069
Non-accrual(2)	8,976	8,910	4,342	8,870	8,788	3,015
Second lien:
Performing	9,435	9,338	9,435	9,434	9,306	9,434
Non-accrual(2)	—	—	—	—	—	—
Subordinated debt:
Performing	251	251	251	59	59	59
Non-accrual(2)	—	—	—	—	—	—
LLC equity interests in SLF(4)	N/A	75,407	71,084	N/A	97,457	95,015
Equity	N/A	38,170	40,706	N/A	37,619	51,394
Total	$1,686,730	$1,780,652	$1,782,841	$1,555,852	$1,671,239	$1,685,015

(1)	27 and 19 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of September 30, 2018 and 2017, respectively.

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
As of September 30, 2018 we had three debt investments on non-accrual status and non-accrual investments as a percentage of total investments at cost and fair value were 0.7% and 0.3%, respectively.  As of September 30, 2017, we had three debt investments on non-accrual status and non-accrual investments as a percentage of total investments at cost and fair value were 0.6% and 0.2%, respectively. As of September 30, 2018 and September 30, 2017, the fair value of our debt investments as a percentage of the outstanding principal value was 99.1% and 98.9%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2018, 2017 and 2016:

	For the years ended September 30,
	2018	2017	2016
Weighted average rate of new investment fundings(1)	8.0%	7.1%	7.2%
Weighted average spread over LIBOR of new floating rate investment fundings(1)	6.0%	5.9%	6.2%
Weighted average rate of new fixed rate investment fundings	9.6%	8.0%	10.7%
Weighted average fees of new investment fundings	1.3%	1.5%	1.9%
Weighted average rate of sales and payoffs of portfolio investments(1)(2)	8.3%	7.3%	7.0%
Weighted average income yield(3)(4)	8.3%	7.8%	7.6%

(1)	Excludes our subordinated note investments in SLF, which were redeemed on December 30, 2016.

(2)	Excludes exits on investments on non-accrual status.

(3)
Represents income from interest, including subordinated notes in SLF, and fees, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning debt investments, and does not represent a return to any investor in us.

(4)	For the years ended September 30, 2018 and 2017, weighted average income yield does not reflect interest income from subordinated notes in SLF, which were redeemed on December 30, 2016.
As of September 30, 2018, 98.6% and 98.6% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2017, 99.6% and 99.6% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of September 30, 2018 and 2017, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding SLF) was $26.2 million and $25.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2018 and 2017:

	As of September 30, 2018		As of September 30, 2017
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$113,873	6.4%	$91,525	5.5%
4	1,455,754	81.6	1,378,316	81.8
3	195,414	11.0	212,629	12.6
2	17,250	1.0	249	0.0*
1	550	0.0*	2,296	0.1
Total	$1,782,841	100.0%	$1,685,015	100.0%

*	Represents an amount less than 0.1%.
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

As of September 30, 2018, SLF is capitalized by LLC equity interest subscriptions from its members. On December 14, 2016, the SLF investment committee approved the recapitalization of the commitments of SLF’s members. On December 30, 2016, SLF’s members entered into additional LLC equity interest subscriptions totaling $160.0 million, SLF issued capital calls totaling $89.9 million to us and RGA and the subordinated notes previously issued by SLF were redeemed and terminated. As of September 30, 2018 and 2017, we and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests. SLF’s profits and losses are allocated to us and RGA in accordance with our respective ownership interests.

As of September 30, 2018 and 2017, SLF had the following commitments from its members (in the aggregate):

	As of September 30, 2018		As of September 30, 2017
	Committed	Funded(1)	Committed	Funded(1)
	(In thousands)
LLC equity commitments	$200,000	$86,180	$200,000	$111,380
Total	$200,000	$86,180	$200,000	$111,380

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of September 30, 2018, the senior secured revolving credit facility, or, as amended, the SLF Credit Facility, that Senior Loan Fund II LLC, a wholly-owned subsidiary of SLF, or SLF II, entered into with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, allows SLF II to borrow up to $104.6 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ended August 29, 2018 and as of September 30, 2018, the maximum commitment is equal to advances outstanding. The stated maturity date is August 30, 2020. As of September 30, 2018 and September 30, 2017, SLF II had outstanding debt under the SLF Credit Facility of $104.6 million and $197.7 million, respectively. As of September 30, 2018 the SLF Credit Facility bears interest at one-month LIBOR plus 2.05% per annum.

As of September 30, 2018 and 2017, SLF had total assets at fair value of $186.3 million and $306.2 million, respectively. As of September 30, 2018, SLF had one portfolio company investment on non-accrual status with a fair value of $3.9 million. As of September 30, 2017, SLF had one portfolio company investment on non-accrual status with a fair value of $0.3 million. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of September 30, 2018 and 2017, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $5.9 million and $13.3 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2018 and 2017:

	As of September 30, 2018	As of September 30, 2017
	(Dollars in thousands)
Senior secured loans(1)	$183,668	$301,583
Weighted average current interest rate on senior secured loans(2)	7.5%	6.4%
Number of borrowers in SLF	32	50
Largest portfolio company investment(1)	$13,716	$13,820
Total of five largest portfolio company investments(1)	$57,330	$61,187

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Investment Portfolio as of September 30, 2018
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	02/2022	7.0%	$2,073	$2,084
1A Smart Start LLC(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	02/2022	6.7	922	924
Advanced Pain Management Holdings, Inc. (5)	Healthcare, Education and Childcare	Senior Loan	11/2018	7.2	6,561	3,609
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior Loan	11/2018	7.2	449	247
Boot Barn, Inc.	Retail Stores	Senior Loan	06/2021	6.9	9,533	9,533
Brandmuscle, Inc.	Printing and Publishing	Senior Loan	12/2021	7.1	4,678	4,674
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior Loan	12/2023	7.9	13	13
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior Loan	12/2023	6.7	2,499	2,499
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior Loan	12/2020	7.9	8,502	8,332
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior Loan	12/2020	7.9	4,284	4,198
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	2,417	2,417
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	1,215	1,215
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	58	58
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior Loan	06/2022	6.1	71	71
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior Loan	06/2022	6.1	4,821	4,821
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior Loan	01/2020	7.5	4,540	4,540
Flexan, LLC(4)	Chemicals, Plastics and Rubber	Senior Loan	02/2020	9.8	304	304
Flexan, LLC	Chemicals, Plastics and Rubber	Senior Loan	02/2020	8.1	5,967	5,967
Flexan, LLC	Chemicals, Plastics and Rubber	Senior Loan	02/2020	8.1	1,657	1,657
Gamma Technologies, LLC(4)	Electronics	Senior Loan	06/2024	7.7	10,186	10,186
III US Holdings, LLC	Diversified/Conglomerate Service	Senior Loan	09/2022	9.0	4,927	4,927
Mediaocean LLC	Senior loan	Senior Loan	08/2020	N/A (8)	—	—
Jensen Hughes, Inc.	Buildings and Real Estate	Senior Loan	03/2024	6.7	2,293	2,293
Jensen Hughes, Inc.	Buildings and Real Estate	Senior Loan	03/2024	6.7	119	119
Jensen Hughes, Inc.	Buildings and Real Estate	Senior Loan	03/2024	6.7	64	64
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior Loan	05/2020	8.3	8,745	8,133
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	05/2020	8.5	702	524
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	05/2020	8.5	1,957	1,369
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(4)	Diversified/Conglomerate Manufacturing	Senior Loan	07/2025	6.2	5,318	5,291
Payless ShoeSource, Inc.	Retail Stores	Senior Loan	08/2022	11.3	762	528
Polk Acquisition Corp.	Automobile	Senior Loan	06/2022	7.5	93	93
Polk Acquisition Corp.	Automobile	Senior Loan	06/2022	7.2	4,513	4,513
Polk Acquisition Corp.	Automobile	Senior Loan	06/2022	7.2	53	53
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	411	411
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	10,152	10,152
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	45	45
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	148	148

SLF Investment Portfolio as of September 30, 2018 - (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
RSC Acquisition, Inc.(4)	Insurance	Senior Loan	11/2021	6.8%	$17	$17
RSC Acquisition, Inc.(4)	Insurance	Senior Loan	11/2022	6.7	3,824	3,815
Rubio's Restaurants, Inc.(4)	Beverage, Food and Tobacco	Senior Loan	10/2019	7.6	4,941	4,941
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior Loan	04/2019	7.6	991	991
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior Loan	04/2019	7.6	5,061	5,061
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	70	64
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	4,345	3,997
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	45	42
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	64	59
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior Loan	09/2022	6.4	2,354	2,342
SEI, Inc.(4)	Electronics	Senior Loan	07/2023	7.5	13,716	13,716
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	7.0	10,142	10,142
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	4,507	4,416
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	486	476
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	7.1	650	637
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	7.1	239	235
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	3,532	3,460
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior Loan	01/2024	6.6	2,830	2,830
W3 Co.	Oil and Gas	Senior Loan	03/2022	8.2	1,253	1,251
WHCG Management, LLC(4)	Healthcare, Education and Childcare	Senior Loan	03/2023	7.4	7,900	7,900
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior Loan	08/2022	6.5	5,609	5,609
Total senior loan investments					$183,668	$178,053

Payless ShoeSource, Inc. (6)(7)	Retail Stores	LLC interest	N/A	N/A	35	$54
W3 Co. (6)(7)	Oil and Gas	LLC units	N/A	N/A	3	1,073
Total equity investments						$1,127

Total investments					$183,668	$179,180

(1)	Represents the weighted average annual current interest rate as of September 30, 2018.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)
Represents the fair value in accordance with ASC Topic 820 - Fair Value Measurement, or ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.

(4)	We also hold a portion of the senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of September 30, 2018, meaning that SLF has ceased recognizing interest income on the loan.

(6)	Equity investment received as a result of the portfolio company's debt restructuring.

(7)	Non-income producing securities.

(8)	The entire commitment was unfunded as of September 30, 2018. As such, no interest is being earned on this investment.

SLF Investment Portfolio as of September 30, 2017
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.1%	$2,094	$2,105
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	5.8	928	928
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	6,805	5,784
Advanced Pain Management Holdings, Inc.	Healthcare, Education and Childcare	Senior loan	02/2018	6.3	466	396
Argon Medical Devices, Inc.	Healthcare, Education and Childcare	Senior loan	12/2021	6.0	3,184	3,184
Arise Virtual Solutions, Inc. (4)	Telecommunications	Senior loan	12/2018	7.3	9,856	9,856
Boot Barn, Inc.	Retail Stores	Senior loan	06/2021	5.8	10,073	10,073
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.1	4,851	4,845
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	8,590	8,418
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	6.6	4,328	4,242
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	2,442	2,442
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	1,227	1,227
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	59	59
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	6.8	41	41
Curo Health Services LLC (4)	Healthcare, Education and Childcare	Senior loan	02/2022	5.3	5,850	5,867
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.5	4,401	4,401
DISA Holdings Acquisition Subsidiary Corp.	Diversified/Conglomerate Service	Senior loan	12/2020	5.6	428	428
EAG, INC.	Diversified/Conglomerate Service	Senior loan	07/2018	5.5	1,964	1,964
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	6.8	4,725	4,725
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	6,029	6,029
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.1	1,686	1,686
Flexan, LLC (4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.8	47	47
Gamma Technologies, LLC (4)	Electronics	Senior loan	06/2021	6.0	10,264	10,264
Harvey Tool Company, LLC	Diversified/Conglomerate Manufacturing	Senior loan	03/2020	6.1	3,064	3,064
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	7.9	5,044	5,044
Mediaocean LLC	Senior loan	Senior Loan	08/2020	N/A(10)	—	—
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.3	2,293	2,293
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	102	102
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	12/2021	6.4	64	64
Joerns Healthcare, LLC (4)	Healthcare, Education and Childcare	Senior loan	05/2020	7.8	8,745	8,202
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	6,762	6,762
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	2,226	2,226
Julio & Sons Company	Beverage, Food and Tobacco	Senior loan	12/2018	6.7	822	822
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	2,164	2,164
Loar Group Inc.	Aerospace and Defense	Senior loan	01/2022	6.0	1,492	1,492
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.2	1,977	1,977
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior loan	11/2018	6.2	596	596
Park Place Technologies LLC (4)	Electronics	Senior loan	06/2022	6.3	5,341	5,287

SLF Investment Portfolio as of September 30, 2017 - (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
Pasternack Enterprises, Inc. and Fairview Microwave, Inc.	Diversified/Conglomerate Manufacturing	Senior loan	05/2022	6.2%	$5,372	$5,372
Payless ShoeSource, Inc.	Retail Stores	Senior loan	08/2022	10.3	768	757
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	4,560	4,469
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.7	83	81
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	53	52
PowerPlan Holdings, Inc. (4)	Utilities	Senior loan	02/2022	6.5	11,365	11,365
Premise Health Holding Corp. (4)	Healthcare, Education and Childcare	Senior loan	06/2020	5.8	11,772	11,772
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7	9,738	9,738
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.9	597	597
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.2	5,217	5,217
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	7,793	7,793
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	595	595
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	505	505
Reliant Pro ReHab, LLC (4)	Healthcare, Education and Childcare	Senior loan	12/2017	6.3	3,240	3,240
RSC Acquisition, Inc. (4)	Insurance	Senior loan	11/2022	6.6	3,864	3,864
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.1	15	15
Rubio's Restaurants, Inc. (4)	Beverage, Food and Tobacco	Senior loan	11/2018	6.1	4,992	4,992
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.6	5,792	5,792
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0	4,782	4,686
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.8	70	69
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0	50	49
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.8	34	33
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior loan	09/2022	5.8	2,521	2,490
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0	3,684	3,684
SEI, Inc.	Electronics	Senior loan	07/2021	6.0	13,820	13,820
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0	11,313	11,313
Severin Acquisition, LLC (4)	Diversified/Conglomerate Service	Senior loan	07/2021	6.1	4,832	4,830
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.0	5,290	5,265
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.2	668	670
Severin Acquisition, LLC (5)	Diversified/Conglomerate Service	Senior loan	07/2021	N/A (6)	—	(1)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	867	754
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	60
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC (5)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (6)	—	(15)
Stomatcare DSO, LLC (7)	Healthcare, Education and Childcare	Senior loan	05/2022	6.2% PIK	625	329
Tate's Bake Shop, Inc. (4)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3	2,926	2,926
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.5	4,553	4,553

SLF Investment Portfolio as of September 30, 2017 - (continued)
Portfolio Company	Business Description	Investment Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
					(In thousands)
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1%	$3,567	$3,567
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	687	687
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.0	514	514
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	252	252
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6	7,393	7,393
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.8	22	21
W3 Co.	Oil and Gas	Senior loan	03/2022	7.3	1,266	1,269
WHCG Management, LLC (4)	Healthcare, Education and Childcare	Senior loan	03/2023	6.1	7,980	7,980
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,666	5,666
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	10,369	10,369
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	209	209
Total senior loan investments					$301,583	$298,941

Payless ShoeSource, Inc. (8)(9)	Retail Stores	LLC interest	N/A	N/A	35	$843
W3 Co. (8)(9)	Oil and Gas	LLC units	N/A	N/A	3	1,146
Total equity investments						$1,989

Total investments					$301,583	$300,930

(1)	Represents the weighted average annual current interest rate as of September 30, 2017.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.

(4)	We also hold a portion of the senior secured loan in this portfolio company.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

(6)	The entire commitment was unfunded as of September 30, 2017. As such, no interest is being earned on this investment.

(7)	Loan was on non-accrual status as of September 30, 2017, meaning that SLF has ceased recognizing interest income on the loan.

(8)	Equity investment received as a result of the portfolio company's debt restructuring.

(9)	Non-income producing.

(10)	The entire commitment was unfunded as of September 30, 2017. As such, no interest is being earned on this investment.
As of September 30, 2018, we have committed to fund $175.0 million of LLC equity interests to SLF. As of September 30, 2018 and September 30, 2017, $75.4 million and $97.5 million, respectively, of our LLC equity interest commitment to SLF had been called and contributed, net of return of capital distributions subject to recall. For the years ended September 30, 2018, and 2017, we received $8.1 million and $4.9 million, respectively, in dividend income from the SLF LLC equity interests.

The subordinated notes issued by SLF and previously held by us were redeemed on December 30, 2016, and therefore no interest income was earned for the year ended September 30, 2018. For the year ended September 30, 2017, we earned interest income of $1.6 million on the subordinated notes.

For the years ended September 30, 2018 and 2017, we earned a total return on our weighted average capital invested in SLF of 6.6% and 7.8%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF by the combined daily average of our investments in (1) the principal of the SLF subordinated notes, if any, and (2) the NAV of the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of September 30, 2018 and September 30, 2017:

	September 30, 2018	September 30, 2017
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments, at fair value	$179,180	$300,930
Cash and other assets	7,127	5,305
Other assets	19	—
Total assets	$186,326	$306,235
Senior credit facility	$104,622	$197,700
Unamortized debt issuance costs	(18)	(712)
Other liabilities	484	658
Total liabilities	105,088	197,646
Members’ equity	81,238	108,589
Total liabilities and members' equity	$186,326	$306,235

	Years ended September 30,
	2018	2017
	(In thousands)
Selected Statement of Operations Information:
Interest income	$18,285	$21,455
Fee income	202	5
Total investment income	18,487	21,460
Interest and other debt financing expenses	6,687	10,236
Administrative service fee	404	477
Other expenses	93	131
Total expenses	7,184	10,844
Net investment income	11,303	10,616
Net realized gains (losses) on investments	—	(7,379)
Net change in unrealized appreciation (depreciation) on investments	(4,197)	4,647
Net increase (decrease) in members' equity	$7,106	$7,884

Prior to their termination, SLF elected to fair value the subordinated notes issued to us and RGA under ASC Topic 825 — Financial Instruments, or ASC Topic 825. As of September 30, 2018 and September 30, 2017, SLF had no subordinated notes outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of September 30, 2018 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2014 Debt Securitization	$197.5	$—	$—	$—	$197.5
SBA debentures	277.6	—	35.3	103.0	139.3
Credit Facility	136.0	—	—	136.0	—
MS Credit Facility	234.7	234.7	—	—	—
Unfunded commitments(1)	57.7	57.7	—	—	—
Total contractual obligations	$903.5	$292.4	$35.3	$239.0	$336.8

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in SLF, as of September 30, 2018. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of September 30, 2018, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2018 and September 30, 2017, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $57.7 million and $60.5 million, respectively. We had commitments of up to $99.6 million and $77.5 million to SLF as of September 30, 2018 and September 30, 2017, respectively, which may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Distributions

We intend to make quarterly distributions to our stockholders as determined by our board of directors. For additional details on distributions, see “Dividends and distributions” in Note 2 to our consolidated financial statements.

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

•
GC Advisors serves as collateral manager to the 2014 Issuer and the 2018 Issuer under the 2014 Collateral Management Agreement and the 2018 Collateral Management Agreement, respectively, and prior to the redemption of the 2010 Notes on July 20, 2018, served as the collateral manager to the 2010 Issuer under the 2010 Collateral Management Agreement. Fees payable to GC Advisors for providing these services offset against the base management fee payable by us under the Investment Advisory Agreement.

•	We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.

•
During the first nine months of the calendar year 2018, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $7.2 million of shares, or 396,099 shares, of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital. During calendar year 2017, the Trust purchased approximately $17.7 million of shares, or 955,896 shares, of our common stock, for the purpose of awarding incentive compensation to employees of Golub Capital.

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital Investment Corporation and Golub Capital BDC 3, Inc., each an unlisted business development company that primarily focuses on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacities for Golub Capital Investment Corporation and Golub Capital BDC 3, Inc. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

Our quarterly valuation process begins with each portfolio company investment being initially valued by the investment professionals of GC Advisors responsible for credit monitoring. Preliminary valuation conclusions are then documented and discussed with our senior management and GC Advisors. The audit committee of our board of directors reviews these preliminary valuations. At least once annually the valuation for each portfolio investment, subject to a de minimis threshold, is reviewed by an independent valuation firm. The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2018, 2017 and 2016. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of September 30, 2018 and

September 30, 2017, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Revenue Recognition:
Our revenue recognition policies are as follows:
Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from LLC and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
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
Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $5.6 million as of September 30, 2018 and $3.0 million as of September 30, 2017.
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

Income taxes: See “Consolidated Results of Operations - Expenses - Excise Tax Expense.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2018 and 2017, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01% and 1.04%, respectively. Prior to their redemption on October 20, 2016, the Class A 2010 Notes issued as part of the 2010 Debt Securitization had floating interest rate provisions based on three-month LIBOR that reset quarterly as did the Class A-Refi 2010 Notes issued in connection with the refinancing of the 2010 Debt Securitization prior to their redemption on July 20, 2018. Prior to their redemption on March 23, 2018, the Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization had floating interest rate provisions based on three-month LIBOR that reset quarterly as do the Class A-1-R, A-2-R and B-R 2014 Notes issued in connection with the refinancing of the 2014 Debt Securitization. In addition, the Credit Facility has and prior to its termination on November 16, 2018, the MS Credit Facility had floating interest rate provisions based on one-month LIBOR that reset daily. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.
Assuming that the Consolidated Statement of Financial Condition as of September 30, 2018 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(4,164)	$(1,420)	$(2,744)
Up 50 basis points	8,327	2,841	5,486
Up 100 basis points	16,654	5,682	10,972
Up 150 basis points	24,981	8,523	16,458
Up 200 basis points	33,308	11,364	21,944
Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2018, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the 2018 Debt Securitization, the 2014 Debt Securitization, the Credit Facility and the termination of the MS Credit Facility, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.
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
Management assessed the effectiveness of Golub Capital BDC’s internal control over financial reporting as of September 30, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2018, our internal control over financial reporting is effective based on those criteria.
Golub Capital BDC’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2018. This report appears on page 99.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Golub Capital BDC, Inc. and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2018 and 2017, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2018 and 2017, by correspondence with the trustees. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois
November 28, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Golub Capital BDC, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited Golub Capital BDC, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Golub Capital BDC, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition, including the consolidated schedules of investments, of the Company as of September 30, 2018 and 2017, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and our report dated November 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Chicago, Illinois
November 28, 2018

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2018	September 30, 2017
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,704,473	$1,586,293
Non-controlled affiliate company investments	7,284	3,707
Controlled affiliate company investments	71,084	95,015
Total investments at fair value (amortized cost of $1,780,652 and $1,671,239, respectively)	1,782,841	1,685,015
Cash and cash equivalents	5,878	3,988
Foreign currencies (cost of $159 and $0, respectively)	159	—
Restricted cash and cash equivalents	39,668	58,570
Interest receivable	6,664	6,271
Other assets	342	332
Total Assets	$1,835,552	$1,754,176
Liabilities
Debt	$845,683	$781,100
Less unamortized debt issuance costs	2,934	4,273
Debt less unamortized debt issuance costs	842,749	776,827
Interest payable	4,135	3,800
Management and incentive fees payable	17,671	13,215
Accounts payable and accrued expenses	2,069	2,312
Accrued trustee fees	74	76
Total Liabilities	866,698	796,230
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2018 and September 30, 2017	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 60,165,454 and 59,577,293 shares issued and outstanding as of September 30, 2018 and September 30, 2017, respectively	60	60
Paid in capital in excess of par	949,547	939,307
Distributable earnings (1)	19,247	18,579
Total Net Assets	968,854	957,946
Total Liabilities and Total Net Assets	$1,835,552	$1,754,176
Number of common shares outstanding	60,165,454	59,577,293
Net asset value per common share	$16.10	$16.08

(1) See Note 2. Significant Accounting Policies and Recent Accounting Updates.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years ended September 30,
	2018	2017	2016
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$140,267	$127,674	$114,186
Dividend income	624	629	539
Fee income	2,514	1,757	1,448
Total investment income from non-controlled/non-affiliate company investments	143,405	130,060	116,173
From non-controlled affiliate company investments:
Interest income	667	1,136	660
Total investment income from non-controlled affiliate company investments	667	1,136	660
From controlled affiliate company investments:
Interest income	—	1,639	6,939
Dividend income	8,099	4,929	4,099
Total investment income from controlled affiliate company investments	8,099	6,568	11,038
Total investment income	152,171	137,764	127,871
Expenses
Interest and other debt financing expenses	33,174	31,534	27,724
Base management fee	24,214	23,815	22,020
Incentive fee	13,110	7,560	7,266
Professional fees	2,721	2,396	2,814
Administrative service fee	2,456	2,340	2,209
General and administrative expenses	475	556	525
Total expenses	76,150	68,201	62,558
Net investment income - before excise tax	76,021	69,563	65,313
Excise tax	—	17	333
Net investment income - after excise tax	76,021	69,546	64,980
Net gain (loss) on investments and foreign currency
Net realized gain (loss) on investments and foreign currency transactions:
Non-controlled/non-affiliate company investments	17,454	15,844	3,532
Non-controlled affiliate company investments	—	(6,442)	2,722
Foreign currency transactions	82	—	—
Net realized gain (loss) on investments and foreign currency transactions	17,536	9,402	6,254
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation:
Non-controlled/non-affiliate company investments	(11,212)	(3,878)	4,702
Non-controlled affiliate company investments	1,506	5,246	(3,170)
Controlled affiliate company investments	(1,881)	1,969	(3,562)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(11,587)	3,337	(2,030)
Net change in unrealized appreciation (depreciation) on secured borrowings	—	3	—
Net gain (loss) on investments, secured borrowings and foreign currency	5,949	12,742	4,224
Net increase in net assets resulting from operations	81,970	82,288	69,204
Per Common Share Data
Basic and diluted earnings per common share	$1.37	$1.45	$1.33
Dividends and distributions declared per common share	$1.36	$1.53	$1.28
Basic and diluted weighted average common shares outstanding	59,803,208	56,913,064	51,948,378
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings(1)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2015	51,300,193	$51	$790,713	$20,106	$810,870
Issuance of common stock, net of offering and underwriting costs(2)	3,320,456	3	58,257	—	58,260
Net increase in net assets resulting from operations:
Net investment income - after excise tax	—	—	—	64,980	64,980
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	6,254	6,254
Net change in unrealized appreciation (depreciation) on investments, secured borrowings and foreign currency translation	—	—	—	(2,030)	(2,030)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	438,418	1	7,369	—	7,370
Distributions from distributable earnings	—	—	—	(66,879)	(66,879)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(341)	341	—
Total increase (decrease) for the period ended September 30, 2016	3,758,874	4	65,285	2,666	67,955
Balance at September 30, 2016	55,059,067	$55	$855,998	$22,772	$878,825
Issuance of common stock, net of offering and underwriting costs(3)	3,982,721	$4	$73,610	$—	$73,614
Net increase in net assets resulting from operations:
Net investment income - after excise tax	—	—	—	69,546	69,546
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	9,402	9,402
Net change in unrealized appreciation (depreciation) on investments, secured borrowings and foreign currency translation	—	—	—	3,340	3,340
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	535,505	1	9,661	—	9,662
Distributions from distributable earnings	—	—	—	(86,443)	(86,443)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	38	(38)	—
Total increase (decrease) for the period ended September 30, 2017	4,518,226	5	83,309	(4,193)	79,121
Balance at September 30, 2017	59,577,293	$60	$939,307	$18,579	$957,946
Net increase in net assets resulting from operations:
Net investment income - after excise tax	—	—	—	76,021	76,021
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	17,536	17,536
Net change in unrealized appreciation (depreciation) on investments, secured borrowings and foreign currency translation	—	—	—	(11,587)	(11,587)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	588,161	—	10,245	—	10,245
Distributions from distributable earnings	—	—	—	(81,307)	(81,307)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(5)	5	—
Total increase (decrease) for the period ended September 30, 2018	588,161	—	10,240	668	10,908
Balance at September 30, 2018	60,165,454	$60	$949,547	$19,247	$968,854

(1)	See Note 2. Significant Accounting Policies and Recent Accounting Updates

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended September 30,
	2018	2017	2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$81,970	$82,288	$69,204
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	3,315	3,289	4,184
Accretion of discounts and amortization of premiums	(9,641)	(9,495)	(8,662)
Net realized (gain) loss on investments	(17,454)	(9,402)	(6,254)
Net realized (gain) loss on other short-term borrowings	(152)	—	—
Net change in unrealized (appreciation) depreciation on investments	11,587	(3,337)	2,030
Net change in unrealized appreciation (depreciation) on secured borrowings	—	(3)	—
Proceeds from (fundings of) revolving loans, net	7,235	(331)	(587)
Fundings of investments	(646,595)	(588,169)	(654,763)
Proceeds from principal payments and sales of portfolio investments	558,664	588,173	538,609
PIK interest	(1,622)	(1,839)	(1,201)
Changes in operating assets and liabilities:
Interest receivable	(393)	(336)	(235)
Other assets	(10)	90	36
Interest payable	335	571	507
Management and incentive fees payable	4,456	452	1,009
Accounts payable and accrued expenses	(243)	240	30
Accrued trustee fees	(2)	4	15
Net cash (used in) provided by operating activities	(8,550)	62,195	(56,078)
Cash flows from financing activities
Borrowings on debt	760,450	545,000	440,650
Repayments of debt	(695,867)	(628,600)	(389,200)
Capitalized debt issuance costs	(1,976)	(1,935)	(2,187)
Proceeds from other short-term borrowings	9,511	—	—
Repayments on other short-term borrowings	(9,359)	—	—
Proceeds from secured borrowings	—	—	155
Repayments on secured borrowings	—	(475)	(35)
Proceeds from shares sold, net of underwriting costs	—	74,014	58,555
Offering costs paid	—	(400)	(295)
Distributions paid	(71,062)	(76,781)	(59,509)
Net cash (used in) provided by financing activities	(8,303)	(89,177)	48,134
Net change in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents	(16,853)	(26,982)	(7,944)
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	62,558	89,540	97,484
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$45,705	$62,558	$89,540
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$29,523	$27,662	$23,019
Taxes, including excise tax, paid during the period	—	17	333
Distributions declared during the period	81,307	86,443	66,879

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

	Years ended September 30,
	2018	2017	2016
Supplemental disclosure of noncash operating activity:
Funding of LLC equity interests in SLF	$—	$(78,689)	$—
Proceeds from subordinated notes in SLF principal payment	—	78,869	—
Supplemental disclosure of noncash financing activity:
Proceeds from issuance of Class A-1-R, Class A-2-R, and Class B-R 2014 Notes	$246,000	$—	$—
Redemptions of Class A-1, Class A-2, and Class B 2014 Notes	(246,000)	—	—
Proceeds from issuance of Class A-Refi 2010 Notes	—	205,000	—
Redemptions of Class A and Class B 2010 Notes	—	(205,000)	—
Stock issued in connection with dividend reinvestment plan	10,245	9,662	7,370
The following table provides a reconciliation of cash, cash equivalents, foreign currencies and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of September 30,
	2018	2017
Cash and cash equivalents	$5,878	$3,988
Foreign currencies	159	—
Restricted cash and cash equivalents	39,668	58,570
Total cash, cash equivalents, foreign currencies and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$45,705	$62,558
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of restricted cash and cash equivalents.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP	Senior loan	L + 4.75%	(c)	7.14%	12/2023	$9,928	$9,841	1.0%	$9,928
NTS Technical Systems*^	One stop	L + 6.25%	(a)	8.36%	06/2021	21,718	21,508	2.2	21,718
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(53)	—	—
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	8.99%	12/2018	3,899	3,845	0.1	780
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	8.99%	12/2018	659	658	0.1	659
Tronair Parent, Inc.^	Senior loan	L + 4.75%	(c)	7.56%	09/2023	366	363	0.1	366
Tronair Parent, Inc.	Senior loan	L + 4.50%	(a)(b)(c)(f)	7.03%	09/2021	80	79	—	80
Whitcraft LLC*^	One stop	L + 6.25%	(c)	8.64%	04/2023	12,439	12,298	1.3	12,439
Whitcraft LLC^	One stop	L + 6.25%	(c)	8.64%	04/2023	194	192	—	194
Whitcraft LLC(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(1)	—	—
Whitcraft LLC(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(2)	—	—
						49,283	48,728	4.8	46,164
Automobile
Dent Wizard International Corporation*	Senior loan	L + 4.00%	(a)	6.23%	04/2020	4,477	4,463	0.5	4,477
Grease Monkey International, LLC*^	Senior loan	L + 5.00%	(a)	7.24%	11/2022	4,863	4,813	0.5	4,808
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.24%	11/2022	76	75	—	75
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.24%	11/2022	27	25	—	25
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.24%	11/2022	21	20	—	20
Grease Monkey International, LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2022	—	(2)	—	(2)
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.74%	04/2023	8,751	8,652	0.9	8,751
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.67%	04/2023	150	148	—	150
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.70%	04/2023	40	39	—	40
Quick Quack Car Wash Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	04/2023	—	(4)	—	—
						18,405	18,229	1.9	18,344
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.	One stop	L + 5.75%	(a)	7.99%	04/2021	6,998	6,926	0.7	6,998
Abita Brewing Co., L.L.C.	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
C. J. Foods, Inc.*^	One stop	L + 6.25%	(c)	8.64%	05/2020	8,582	8,528	0.9	8,582
C. J. Foods, Inc.^	One stop	L + 6.25%	(c)	8.64%	05/2020	649	647	0.1	649
C. J. Foods, Inc.	One stop	L + 6.25%	(c)	8.58%	05/2020	517	514	0.1	517
Cafe Rio Holding, Inc.*^	One stop	L + 5.75%	(a)	7.99%	09/2023	10,370	10,220	1.1	10,370
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(a)	7.99%	09/2023	80	79	—	80
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(a)	7.99%	09/2023	40	37	—	40
Cafe Rio Holding, Inc.	One stop	P + 4.75%	(f)	10.00%	09/2023	10	8	—	10
Fintech Midco, LLC	One stop	L + 6.00%	(a)	8.25%	08/2024	12,995	12,868	1.3	12,865
Fintech Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2024	—	(1)	—	(1)
Fintech Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2024	—	(2)	—	(3)
Firebirds International, LLC*	One stop	L + 5.75%	(a)	7.89%	12/2018	1,049	1,048	0.1	1,049
Firebirds International, LLC*	One stop	L + 5.75%	(a)	7.89%	12/2018	295	295	—	295
Firebirds International, LLC^	One stop	L + 5.75%	(a)	7.89%	12/2018	95	95	—	95
Firebirds International, LLC	One stop	L + 5.75%	(c)	7.99%	12/2018	41	41	—	41
Firebirds International, LLC	One stop	L + 5.75%		N/A(6)	12/2018	—	—	—	—
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	7.13%	12/2023	2,155	2,127	0.2	2,155
Flavor Producers, LLC(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
FWR Holding Corporation^	One stop	L + 5.75%	(a)	7.99%	08/2023	$5,259	$5,194	0.6%	$5,259
FWR Holding Corporation	One stop	L + 5.75%	(a)	7.99%	08/2023	65	64	—	65
FWR Holding Corporation	One stop	L + 5.75%	(a)(f)	8.80%	08/2023	42	41	—	42
FWR Holding Corporation(5)	One stop	L + 5.75%		N/A(6)	08/2023	—	(1)	—	—
Global Franchise Group, LLC*	Senior loan	L + 5.75%	(a)	7.99%	12/2019	3,220	3,203	0.3	3,220
Global Franchise Group, LLC	Senior loan	L + 5.75%		N/A(6)	12/2019	—	—	—	—
Global ID Corporation*	One stop	L + 6.50%	(c)	8.84%	11/2021	5,144	5,104	0.5	5,144
Global ID Corporation	One stop	L + 6.50%	(c)	8.84%	11/2021	72	71	—	72
Global ID Corporation	One stop	L + 6.50%		N/A(6)	11/2021	—	—	—	—
Global ID Corporation(5)	One stop	L + 6.50%		N/A(6)	11/2021	—	(1)	—	—
Hopdoddy Holdings, LLC	One stop	L + 9.50%	(c)	10.31% cash/1.50% PIK	08/2020	1,307	1,301	0.1	1,307
Hopdoddy Holdings, LLC	One stop	L + 9.50%	(c)	10.34% cash/1.50% PIK	08/2020	47	47	—	47
Hopdoddy Holdings, LLC	One stop	L + 9.50%	(c)	10.32% cash/1.50% PIK	08/2020	3	2	—	3
Mendocino Farms, LLC(5)	One stop	L + 8.50%		N/A(6)	06/2023	—	(2)	—	—
Mid-America Pet Food, L.L.C.*^	One stop	L + 6.00%	(c)	8.39%	12/2021	10,752	10,664	1.1	10,752
Mid-America Pet Food, L.L.C.(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(1)	—	—
NBC Intermediate, LLC^	Senior loan	L + 4.25%	(a)	6.50%	09/2023	2,079	2,061	0.2	2,058
NBC Intermediate, LLC *	Senior loan	L + 4.25%	(a)	6.50%	09/2023	1,097	1,086	0.1	1,086
NBC Intermediate, LLC	Senior loan	P + 3.25%	(f)	8.50%	09/2023	5	4	—	4
Purfoods, LLC	One stop	L + 6.00%	(c)	8.31%	05/2021	8,379	8,270	0.9	8,379
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	116	116	—	116
Purfoods, LLC	One stop	L + 6.00%	(a)	8.15%	05/2021	65	64	—	65
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.39%	05/2021	39	39	—	39
Purfoods, LLC	One stop	L + 6.00%	(c)	8.39%	05/2021	30	30	—	30
Purfoods, LLC	One stop	L + 6.00%	(c)	8.39%	05/2021	30	30	—	30
Purfoods, LLC	One stop	L + 6.00%	(c)	8.33%	05/2021	30	30	—	30
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.39%	05/2021	24	23	—	24
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.39%	05/2021	15	15	—	15
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.39%	05/2021	15	15	—	15
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.39%	05/2021	14	14	—	14
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.39%	05/2021	11	11	—	11
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.39%	05/2021	11	11	—	11
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.39%	05/2021	10	10	—	10
Purfoods, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2021	—	(1)	—	—
Rubio's Restaurants, Inc.*^	Senior loan	L + 5.25%	(c)	7.64%	10/2019	11,173	11,000	1.2	11,173
Uinta Brewing Company^(7)	One stop	L + 8.50%	(a)	10.74%	08/2019	3,725	3,716	0.3	2,459
Uinta Brewing Company(7)	One stop	L + 8.50%	(a)	10.74%	08/2019	693	691	0.1	444
						97,348	96,350	9.9	95,666
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	(a)	6.99%	05/2021	1,447	1,444	0.1	1,447

Buildings and Real Estate
Brooks Equipment Company, LLC*^	One stop	L + 5.00%	(c)	7.31%	08/2020	21,096	20,996	2.2	21,096
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(b)(c)	7.28%	08/2020	2,634	2,623	0.3	2,634
Brooks Equipment Company, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2020	—	(6)	—	—
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(a)	6.71%	03/2024	500	498	0.1	500
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(a)	6.74%	03/2024	153	151	—	153

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Buildings and Real Estate - (continued)
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(a)	6.65%	03/2024	$29	$29	—%	$29
MRI Software LLC^	One stop	L + 5.50%	(c)	7.89%	06/2023	23,684	23,156	2.4	23,684
MRI Software LLC*^	One stop	L + 5.50%	(c)	7.89%	06/2023	13,744	13,614	1.4	13,744
MRI Software LLC^	One stop	L + 5.50%	(c)	7.89%	06/2023	357	354	0.1	357
MRI Software LLC	One stop	L + 5.50%	(c)	7.89%	06/2023	295	292	—	295
MRI Software LLC	One stop	L + 5.50%	(c)	7.89%	06/2023	194	192	—	194
MRI Software LLC^	One stop	L + 5.50%	(a)	7.65%	06/2023	165	163	—	165
MRI Software LLC	One stop	L + 5.50%	(a)	7.67%	06/2023	35	32	—	35
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	06/2023	—	(6)	—	—
						62,886	62,088	6.5	62,886
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	(c)	8.14%	02/2020	2,310	2,296	0.3	2,310
Flexan, LLC^	One stop	L + 5.75%	(c)	8.14%	02/2020	1,086	1,081	0.1	1,086
Flexan, LLC	One stop	P + 4.50%	(f)	9.75%	02/2020	11	11	—	11
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(b)	7.43%	07/2024	6,880	6,731	0.7	6,811
Inhance Technologies Holdings LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(1)	—	(1)
Inhance Technologies Holdings LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(1)	—	(2)
						10,287	10,117	1.1	10,215
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)	6.34%	05/2025	6,870	6,756	0.7	6,870
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)	6.34%	05/2023	16	14	—	16
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)	6.38%	05/2025	12	8	—	12
Inventus Power, Inc.*^	One stop	L + 6.50%	(a)	8.74%	04/2020	7,285	7,266	0.7	6,557
Inventus Power, Inc.	One stop	L + 6.50%	(a)(c)	8.78%	04/2020	271	270	—	236
Onicon Incorporated*^	One stop	L + 5.50%	(a)(c)	7.88%	04/2022	17,916	17,784	1.9	17,916
Onicon Incorporated(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(3)	—	—
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Senior loan	L + 4.00%	(a)(f)	6.24%	07/2025	5,634	5,607	0.6	5,606
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Senior loan	L + 4.00%		N/A(6)	07/2023	—	—	—	—
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	(b)	7.20%	08/2022	1,732	1,700	0.2	1,732
Plex Systems, Inc.*^	One stop	L + 7.50%	(a)	9.82%	06/2020	18,797	18,635	1.9	18,797
Plex Systems, Inc.(5)	One stop	L + 7.50%		N/A(6)	06/2020	—	(14)	—	—
Reladyne, Inc.*^	Senior loan	L + 5.00%	(c)	7.34%	07/2022	16,878	16,691	1.7	16,878
Reladyne, Inc.^	Senior loan	L + 5.00%	(c)	7.34%	07/2022	173	171	—	173
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.34%	07/2022	142	141	—	142
Reladyne, Inc.(5)	Senior loan	L + 5.00%		N/A(6)	07/2022	—	(3)	—	—
Source Refrigeration & HVAC, Inc.*	Senior loan	L + 4.75%	(c)	7.14%	04/2023	9,453	9,352	1.0	9,453
Source Refrigeration & HVAC, Inc.	Senior loan	L + 4.75%	(c)	7.10%	04/2023	111	110	—	111
Source Refrigeration & HVAC, Inc.	Senior loan	P + 3.75%	(f)	9.00%	04/2023	89	86	—	89
Source Refrigeration & HVAC, Inc.	Senior loan	L + 4.75%	(c)	7.09%	04/2023	57	56	—	57
Source Refrigeration & HVAC, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(2)	—	—
Sunless Merger Sub, Inc.	Senior loan	L + 5.00%	(a)(f)	7.28%	07/2019	1,381	1,384	0.2	1,381
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	(f)	8.75%	07/2019	256	256	—	256
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.74%	03/2025	9,158	9,031	0.9	9,066
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.74%	03/2025	557	549	0.1	552
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.74%	03/2025	116	114	—	114
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.74%	03/2025	108	106	—	107

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing - (continued)
Togetherwork Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	03/2024	$—	$(1)	—%	$(1)
Togetherwork Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	03/2025	—	(2)	—	(1)
Togetherwork Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	03/2025	—	(3)	—	(2)
						97,012	96,059	9.9	96,117
Diversified/Conglomerate Service
Accela, Inc.	One stop	L + 6.00%	(c)	8.39%	09/2023	5,261	5,193	0.5	5,261
Accela, Inc.(5)	One stop	L + 6.00%		N/A(6)	09/2023	—	(1)	—	—
Agility Recovery Solutions Inc.*^	One stop	L + 6.50%	(a)	8.74%	03/2020	13,809	13,750	1.4	13,809
Agility Recovery Solutions Inc.(5)	One stop	L + 6.50%		N/A(6)	03/2020	—	(3)	—	—
Anaqua, Inc.*^	One stop	L + 6.50%	(c)	8.85%	07/2022	6,948	6,867	0.7	6,948
Anaqua, Inc.(5)	One stop	L + 6.50%		N/A(6)	07/2022	—	(1)	—	—
Apttus Corporation	One stop	L + 7.85%	(e)	10.06%	01/2023	4,127	3,969	0.4	4,312
Bazaarvoice, Inc.	One stop	L + 8.00%	(a)	10.24%	02/2024	8,958	8,799	0.9	8,958
Bazaarvoice, Inc.	One stop	P + 7.00%	(f)	12.25%	02/2024	30	28	—	30
Browz LLC	One stop	L + 9.50%	(b)	10.17% cash/1.50% PIK	03/2023	1,503	1,473	0.2	1,503
Browz LLC	One stop	L + 9.50%		N/A(6)	03/2023	—	—	—	—
Centrify Corporation*	One stop	L + 6.25%	(c)	8.59%	08/2024	10,974	10,813	1.1	10,864
Centrify Corporation(5)	One stop	L + 6.25%		N/A(6)	08/2024	—	(2)	—	(2)
Clearwater Analytics, LLC*^	One stop	L + 5.00%	(a)	7.24%	09/2022	8,532	8,319	0.9	8,532
Clearwater Analytics, LLC(5)	One stop	L + 5.00%		N/A(6)	09/2022	—	(2)	—	—
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.61% cash/0.50% PIK	05/2023	1,898	1,841	0.2	1,870
Cloudbees, Inc.	One stop	L + 9.00%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.	One stop	L + 7.50%	(a)	9.65%	03/2024	7,033	6,889	0.7	7,033
Confluence Technologies, Inc.	One stop	P + 6.50%	(a)(f)	10.96%	03/2024	16	15	—	16
Connexin Software, Inc.	One stop	L + 8.50%	(a)	10.74%	02/2024	2,401	2,348	0.3	2,401
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Datto, Inc.*	One stop	L + 8.00%	(a)	10.15%	12/2022	11,156	10,969	1.2	11,156
Datto, Inc.(5)	One stop	L + 8.00%		N/A(6)	12/2022	—	(1)	—	—
Daxko Acquisition Corporation*^	One stop	L + 5.25%	(b)	7.54%	09/2023	11,246	11,014	1.2	11,246
Daxko Acquisition Corporation(5)	One stop	L + 5.25%		N/A(6)	09/2023	—	(1)	—	—
Digital Guardian, Inc.	One stop	L + 9.00%	(c)	10.33% cash/1.00% PIK	06/2023	3,999	3,952	0.4	3,999
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	01/2019	184	184	—	184
Digital Guardian, Inc.(5)	One stop	L + 6.00%		N/A(6)	06/2023	—	—	—	(2)
Digital Guardian, Inc.	One stop	L + 9.00%		N/A(6)	06/2023	—	—	—	—
DISA Holdings Acquisition Subsidiary Corp.*	Senior loan	L + 4.00%	(a)(f)	6.10%	06/2022	2,006	1,997	0.2	2,006
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%	(a)	6.10%	06/2022	2	2	—	2
DISA Holdings Acquisition Subsidiary Corp.(5)	Senior loan	L + 4.00%		N/A(6)	06/2022	—	(1)	—	—
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	8.58%	06/2022	11,114	10,960	1.1	11,114
EGD Security Systems, LLC^	One stop	L + 6.25%	(c)	8.56%	06/2022	98	97	—	98
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	8.58%	06/2022	75	74	—	75
EGD Security Systems, LLC^	One stop	L + 6.25%	(c)	8.59%	06/2022	52	52	—	52
GS Acquisitionco, Inc.	One stop	L + 5.00%	(a)	7.25%	05/2024	22,840	22,620	2.3	22,611
GS Acquisitionco, Inc.	One stop	L + 5.00%	(a)	7.25%	05/2024	878	870	0.1	869
GS Acquisitionco, Inc.(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	(1)
GS Acquisitionco, Inc.(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(5)	—	(5)
HealthcareSource HR, Inc.*	One stop	L + 6.75%	(c)	9.14%	05/2020	23,389	23,203	2.4	23,389
HealthcareSource HR, Inc.(5)	One stop	L + 6.75%		N/A(6)	05/2020	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	$3,169	$3,131	0.3%	$3,169
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	2,656	2,557	0.3	2,656
Host Analytics, Inc.	One stop	N/A		8.50% cash/2.25% PIK	08/2021	741	733	0.1	741
Host Analytics, Inc.(5)	One stop	N/A		N/A(6)	08/2021	—	(6)	—	—
ICIMS, Inc.	One stop	L + 6.50%	(c)	8.64%	09/2024	5,412	5,305	0.5	5,304
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	(1)
III US Holdings, LLC	One stop	L + 6.50%		N/A(6)	09/2022	—	—	—	—
Imprivata, Inc.	Senior loan	L + 4.00%	(c)	6.39%	10/2023	13,045	12,907	1.3	13,045
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(2)	—	—
Infogix, Inc.	One stop	L + 6.00%	(c)	8.39%	04/2024	3,330	3,315	0.3	3,330
Infogix, Inc.	One stop	P + 5.00%	(f)	10.25%	04/2024	9	9	—	9
Integral Ad Science, Inc.	One stop	L + 7.25%	(a)	8.25% cash/1.25% PIK	07/2024	5,000	4,904	0.5	4,900
Integral Ad Science, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(1)	—	(1)
Integration Appliance, Inc.*^	One stop	L + 7.25%	(a)	9.36%	08/2023	34,762	34,381	3.6	34,415
Integration Appliance, Inc.(5)	One stop	L + 7.25%		N/A(6)	08/2023	—	(7)	—	(9)
JAMF Holdings, Inc.	One stop	L + 8.00%	(c)	10.32%	11/2022	4,550	4,475	0.5	4,550
JAMF Holdings, Inc.(5)	One stop	L + 8.00%		N/A(6)	11/2022	—	(1)	—	—
Jobvite, Inc.	One stop	L + 8.00%	(a)	10.15%	07/2023	2,048	1,979	0.2	1,968
Jobvite, Inc.	One stop	L + 8.00%		N/A(6)	07/2023	—	—	—	—
Jobvite, Inc.(5)	One stop	L + 8.00%		N/A(6)	07/2023	—	—	—	(1)
Kareo, Inc.	One stop	L + 9.00%	(a)	11.24%	06/2022	4,518	4,348	0.5	4,518
Kareo, Inc.	One stop	L + 9.00%	(a)	11.24%	06/2022	332	327	—	332
Kareo, Inc.	One stop	L + 9.00%		N/A(6)	06/2022	—	—	—	—
Maverick Bidco Inc.*	One stop	L + 6.25%	(c)	8.64%	04/2023	17,468	17,195	1.8	17,468
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	8.59%	04/2023	167	166	—	167
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	8.60%	04/2023	34	32	—	34
Maverick Bidco Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(3)	—	—
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.24%	12/2022	866	862	0.1	866
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.24%	12/2022	496	493	0.1	496
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.24%	12/2022	9	9	—	9
MMan Acquisition Co.^	One stop	L + 6.00%	(c)	8.34%	08/2023	9,726	9,608	1.0	9,531
MMan Acquisition Co.	One stop	L + 6.00%	(c)	8.34%	08/2023	100	99	—	98
Net Health Acquisition Corp.	One stop	L + 5.50%	(a)	7.74%	12/2023	3,857	3,823	0.4	3,857
Net Health Acquisition Corp.	One stop	L + 5.50%	(a)	7.74%	12/2023	540	536	0.1	540
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(1)	—	—
Netsmart Technologies, Inc.	Senior loan	L + 3.75%	(a)	5.99%	06/2025	1,737	1,725	0.2	1,750
Netsmart Technologies, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(6)	—	—
Nextech Systems, LLC	One stop	L + 6.00%	(a)	8.24%	03/2024	10,357	10,322	1.1	10,357
Nextech Systems, LLC	One stop	L + 6.00%		N/A(6)	03/2024	—	—	—	—
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.33%	11/2023	5,750	5,689	0.6	5,750
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.39%	11/2023	91	90	—	91
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	—
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	—
Personify, Inc.	One stop	L + 5.75%	(c)	8.14%	09/2024	5,349	5,296	0.5	5,295
Personify, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2024	—	(1)	—	(1)
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.24%	01/2024	10,872	10,655	1.1	10,872
Property Brands, Inc.^	One stop	L + 6.00%	(a)	8.24%	01/2024	219	216	—	219
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	$—	$(1)	—%	$—
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	—
Saba Software, Inc.*^	Senior loan	L + 4.50%	(a)	6.74%	05/2023	22,515	22,217	2.3	22,515
Saba Software, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	05/2023	—	(2)	—	—
Saldon Holdings, Inc.*	Senior loan	L + 4.25%	(a)	6.41%	09/2022	750	741	0.1	746
Saldon Holdings, Inc. *	Senior loan	L + 4.25%	(a)	6.41%	09/2022	716	713	0.1	713
Telesoft, LLC*	One stop	L + 5.00%	(c)	7.34%	07/2022	4,160	4,129	0.4	4,160
Telesoft, LLC(5)	One stop	L + 5.00%		N/A(6)	07/2022	—	(1)	—	—
Transaction Data Systems, Inc.*	One stop	L + 5.25%	(a)	7.50%	06/2021	39,051	38,889	4.0	39,051
Transaction Data Systems, Inc.	One stop	L + 5.25%	(c)	7.64%	06/2021	15	14	—	15
Trintech, Inc.*^	One stop	L + 6.00%	(b)	8.20%	12/2023	10,875	10,756	1.1	10,875
Trintech, Inc.^	One stop	L + 6.00%	(b)	8.20%	12/2023	3,412	3,375	0.4	3,412
Trintech, Inc.	One stop	L + 6.00%	(b)	8.20%	12/2023	30	28	—	30
True Commerce, Inc.^	One stop	L + 5.75%	(c)	8.14%	11/2023	5,610	5,550	0.6	5,610
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Upserve, Inc.	One stop	L + 5.50%	(a)	7.65%	07/2023	2,969	2,948	0.3	2,947
Upserve, Inc.	One stop	L + 5.50%		N/A(6)	07/2023	—	—	—	—
Upserve, Inc.(5)	One stop	L + 5.50%		N/A(6)	07/2023	—	(1)	—	(1)
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(a)	10.88% cash/2.25% PIK	10/2020	828	775	0.1	828
Valant Medical Solutions, Inc.	One stop	N/A		6.00% PIK	02/2020	149	149	—	184
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(a)	10.88% cash/2.25% PIK	10/2020	10	10	—	10
Velocity Technology Solutions, Inc.	One stop	L + 6.00%	(c)	8.39%	12/2023	8,228	8,103	0.9	8,228
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
Vendavo, Inc.*	One stop	L + 8.50%	(c)	10.81%	10/2022	28,936	28,441	3.0	28,936
Vendavo, Inc.(5)	One stop	L + 8.50%		N/A(6)	10/2022	—	(9)	—	—
Vendor Credentialing Service LLC^	One stop	L + 5.75%	(a)	7.99%	11/2021	12,115	11,949	1.3	12,115
Vendor Credentialing Service LLC	One stop	L + 5.75%		N/A(6)	11/2021	—	—	—	—
Verisys Corporation*	One stop	L + 7.75%	(c)	10.14%	01/2023	3,886	3,844	0.4	3,886
Verisys Corporation(5)	One stop	L + 7.75%		N/A(6)	01/2023	—	(1)	—	—
Workforce Software, LLC^	One stop	L + 6.50%	(c)	8.83%	06/2021	5,790	5,756	0.6	5,790
Workforce Software, LLC	One stop	L + 6.50%	(c)	8.81%	06/2021	577	571	0.1	577
Workforce Software, LLC(5)	One stop	L + 6.50%		N/A(6)	06/2021	—	(1)	—	—
						456,361	450,374	47.0	455,279
Ecological
Pace Analytical Services, LLC	One stop	L + 6.25%	(a)	8.49%	09/2022	15,190	14,912	1.6	15,190
Pace Analytical Services, LLC^	One stop	L + 6.25%	(a)	8.49%	09/2022	1,412	1,396	0.1	1,412
Pace Analytical Services, LLC	One stop	L + 6.25%	(a)	8.48%	09/2022	716	709	0.1	716
Pace Analytical Services, LLC*	One stop	L + 6.25%	(a)	8.49%	09/2022	346	342	—	346
Pace Analytical Services, LLC^	One stop	L + 6.25%	(a)	8.47%	09/2022	118	117	—	118
Pace Analytical Services, LLC	One stop	L + 6.25%	(a)	8.49%	09/2022	10	8	—	10
Pace Analytical Services, LLC(5)	One stop	L + 6.25%		N/A(6)	09/2022	—	(3)	—	—
WRE Holding Corp.*	Senior loan	L + 4.75%	(a)	6.99%	01/2023	1,008	999	0.1	1,008
WRE Holding Corp.	Senior loan	L + 4.75%	(a)	6.99%	01/2023	42	42	—	42
WRE Holding Corp.	Senior loan	L + 4.75%	(a)	6.99%	01/2023	21	21	—	21
WRE Holding Corp.	Senior loan	L + 4.75%	(a)	6.99%	01/2023	5	5	—	5
						18,868	18,548	1.9	18,868

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics
Appriss Holdings, Inc.*^	One stop	L + 6.25%	(c)	8.64%	05/2022	$36,397	$36,016	3.7%	$36,034
Appriss Holdings, Inc.(5)	One stop	L + 6.25%		N/A(6)	05/2022	—	(33)	—	(29)
Compusearch Software Holdings, Inc.*^	Senior loan	L + 4.25%	(c)	6.64%	05/2021	2,067	2,065	0.2	2,067
Diligent Corporation*	One stop	L + 5.50%	(d)	8.09%	04/2022	26,132	25,856	2.7	26,132
Diligent Corporation	One stop	L + 5.50%	(d)	8.09%	04/2022	4,879	4,816	0.5	4,879
Diligent Corporation*	One stop	L + 5.50%	(d)	8.09%	04/2022	4,790	4,700	0.5	4,790
Diligent Corporation*^	One stop	L + 5.50%	(d)	8.09%	04/2022	2,622	2,586	0.3	2,622
Diligent Corporation	One stop	L + 5.50%	(c)	7.98%	04/2022	102	101	—	102
Diligent Corporation	One stop	L + 5.50%	(c)	8.03%	04/2022	81	80	—	81
Diligent Corporation	One stop	L + 5.50%	(c)(d)	8.03%	04/2022	36	35	—	36
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(1)	—	—
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(2)	—	—
Gamma Technologies, LLC*^	One stop	L + 5.50%	(a)	7.74%	06/2024	21,478	21,297	2.2	21,478
Gamma Technologies, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2024	—	(1)	—	—
SEI, Inc.*	Senior loan	L + 5.25%	(a)	7.49%	07/2023	5,477	5,428	0.6	5,477
Sloan Company, Inc., The	One stop	L + 13.00%	(c)	10.89% cash/4.50% PIK	04/2020	6,467	6,426	0.5	5,173
Sloan Company, Inc., The	One stop	L + 13.00%	(c)	10.89% cash/4.50% PIK	04/2020	432	432	—	346
Sloan Company, Inc., The	One stop	L + 13.00%	(c)	10.89% cash/4.50% PIK	04/2020	50	50	—	40
Sovos Compliance*^	One stop	L + 6.00%	(a)	8.24%	03/2022	9,234	9,125	1.0	9,234
Sovos Compliance^	One stop	L + 6.00%	(a)	8.24%	03/2022	1,553	1,536	0.2	1,553
Sovos Compliance	One stop	L + 6.00%	(a)	8.24%	03/2022	173	172	—	173
Sovos Compliance(5)	One stop	L + 6.00%		N/A(6)	03/2022	—	(1)	—	—
Sovos Compliance(5)	One stop	L + 6.00%		N/A(6)	03/2022	—	(2)	—	—
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	(c)	10.39%	10/2021	9,435	9,338	1.0	9,435
						131,405	130,019	13.4	129,623
Grocery
MyWebGrocer, Inc.*	One stop	L + 5.00%	(d)	7.52%	09/2018	14,271	14,271	1.5	14,271
Teasdale Quality Foods, Inc.	Senior loan	L + 4.75%	(c)	6.92%	10/2020	324	321	—	317
						14,595	14,592	1.5	14,588
Healthcare, Education and Childcare
Active Day, Inc.	One stop	L + 6.00%	(a)	8.24%	12/2021	13,265	13,071	1.3	13,000
Active Day, Inc.^	One stop	L + 6.00%	(a)	8.24%	12/2021	1,024	1,014	0.1	1,003
Active Day, Inc.*	One stop	L + 6.00%	(a)	8.24%	12/2021	660	655	0.1	646
Active Day, Inc.*	One stop	L + 6.00%	(a)	8.24%	12/2021	456	451	0.1	447
Active Day, Inc.	One stop	P + 5.00%	(f)	10.25%	12/2021	22	21	—	20
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(b)	9.01%	03/2022	2,564	2,519	0.3	2,538
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(b)	9.04%	03/2022	203	180	—	185
Acuity Eyecare Holdings, LLC^	One stop	L + 6.75%	(b)	9.02%	03/2022	149	148	—	148
Acuity Eyecare Holdings, LLC	One stop	P + 5.75%	(f)	11.00%	03/2022	10	10	—	9
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(b)	8.04%	05/2022	21,065	20,641	2.1	20,644
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(b)	8.04%	05/2022	107	106	—	105
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(b)	8.04%	05/2022	83	82	—	81
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(b)	8.04%	05/2022	50	49	—	48
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(b)	8.04%	05/2022	31	31	—	31
Agilitas USA, Inc.	One stop	L + 6.00%	(c)	8.34%	04/2022	8,354	8,295	0.9	8,187
Agilitas USA, Inc.	One stop	L + 6.00%	(c)	8.34%	04/2022	10	9	—	8
Agilitas USA, Inc.(5)	One stop	L + 6.00%		N/A(6)	04/2022	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Aris Teleradiology Company, LLC*(7)	Senior loan	L + 5.50%	(c)	8.00%	03/2021	$2,693	$2,678	0.1%	$1,236
Aris Teleradiology Company, LLC(7)	Senior loan	L + 5.50%	(c)(d)	8.01%	03/2021	141	140	—	47
Avalign Technologies, Inc.^	Senior loan	L + 4.50%	(a)	6.75%	07/2021	1,343	1,340	0.1	1,343
BIORECLAMATIONIVT, LLC*^	One stop	L + 6.25%	(a)	8.49%	01/2021	16,852	16,718	1.7	16,852
BIORECLAMATIONIVT, LLC	One stop	P + 5.25%	(f)	10.50%	01/2021	100	99	—	100
CLP Healthcare Services, Inc.^	Senior loan	L + 5.50%	(c)	7.89%	12/2020	3,884	3,858	0.4	3,807
DCA Investment Holding, LLC*^	One stop	L + 5.25%	(c)	7.64%	07/2021	18,584	18,393	1.9	18,584
DCA Investment Holding, LLC*^	One stop	L + 5.25%	(c)	7.64%	07/2021	13,329	13,249	1.4	13,329
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.64%	07/2021	2,450	2,422	0.3	2,450
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.64%	07/2021	151	150	—	151
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.64%	07/2021	149	147	—	149
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.64%	07/2021	47	47	—	47
DCA Investment Holding, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2021	—	(7)	—	—
DCA Investment Holding, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2021	—	(9)	—	—
Deca Dental Management LLC*^	One stop	L + 6.25%	(c)	8.64%	07/2020	4,062	4,040	0.4	4,062
Deca Dental Management LLC	One stop	L + 6.25%	(a)(c)	8.57%	07/2020	494	492	0.1	494
Deca Dental Management LLC	One stop	L + 6.25%	(a)	8.49%	07/2020	50	50	—	50
Deca Dental Management LLC(5)	One stop	L + 6.25%		N/A(6)	07/2020	—	(1)	—	—
Dental Holdings Corporation	One stop	L + 5.50%	(d)	8.02%	02/2020	7,142	7,081	0.7	7,142
Dental Holdings Corporation	One stop	L + 5.50%	(d)	8.02%	02/2020	1,133	1,126	0.1	1,133
Dental Holdings Corporation	One stop	L + 5.50%	(b)	7.67%	02/2020	220	214	—	220
Elite Dental Partners LLC*	One stop	L + 5.25%	(a)	7.49%	06/2023	12,274	12,101	1.3	12,274
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.49%	06/2023	115	101	—	115
Elite Dental Partners LLC(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(1)	—	—
ERG Buyer, LLC	One stop	L + 5.50%	(c)	7.89%	05/2024	13,183	12,996	1.4	13,183
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(2)	—	—
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(11)	—	—
eSolutions, Inc.*^	One stop	L + 6.50%	(a)	8.74%	03/2022	31,722	31,340	3.3	31,484
eSolutions, Inc.(5)	One stop	L + 6.50%		N/A(6)	03/2022	—	(1)	—	(1)
Excelligence Learning Corporation^	One stop	L + 6.00%	(a)	8.24%	04/2023	4,805	4,768	0.5	4,517
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.64%	05/2023	7,926	7,758	0.8	7,926
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.64%	05/2023	576	566	0.1	576
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.64%	05/2023	355	353	0.1	355
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.64%	05/2023	172	171	—	172
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.59%	05/2023	100	100	—	100
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.64%	05/2023	58	57	—	58
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.64%	05/2023	51	50	—	51
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.64%	05/2023	33	28	—	33
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.64%	05/2023	32	25	—	32
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.63%	05/2023	25	22	—	25
G & H Wire Company, Inc.^	One stop	L + 5.75%	(a)	7.99%	09/2023	5,425	5,367	0.6	5,425
G & H Wire Company, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2022	—	(1)	—	—
Immucor, Inc.	Senior loan	L + 5.00%	(c)	7.39%	06/2021	1,597	1,597	0.2	1,626
Joerns Healthcare, LLC*^	One stop	L + 6.00%	(c)	8.31%	05/2020	3,497	3,476	0.3	3,253
Katena Holdings, Inc.^	One stop	L + 6.00%	(c)	8.39%	06/2021	8,523	8,466	0.9	8,352
Katena Holdings, Inc.^	One stop	L + 6.00%	(c)	8.39%	06/2021	833	827	0.1	816
Katena Holdings, Inc.	One stop	L + 6.00%	(c)	8.39%	06/2021	568	562	0.1	557

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Katena Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	06/2021	$—	$(1)	—%	$(2)
Lombart Brothers, Inc.^	One stop	L + 6.75%	(c)	9.14%	04/2022	5,041	4,938	0.5	4,966
Lombart Brothers, Inc.^(8)	One stop	L + 6.75%	(c)	9.14%	04/2022	1,648	1,620	0.2	1,623
Lombart Brothers, Inc.	One stop	P + 5.50%	(f)	10.75%	04/2022	29	28	—	28
Lombart Brothers, Inc.(8)	One stop	P + 5.50%	(f)	10.75%	04/2022	8	8	—	8
Maverick Healthcare Group, LLC*	Senior loan	L + 7.50%	(a)	7.89% cash/2.00% PIK	04/2017	1,316	1,316	0.1	1,316
MD Now Holdings, Inc.	One stop	L + 5.25%	(c)	7.64%	08/2024	7,770	7,619	0.8	7,692
MD Now Holdings, Inc.(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	(2)
MD Now Holdings, Inc.(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	(2)
MWD Management, LLC & MWD Services, Inc.	One stop	L + 5.25%	(c)	7.64%	06/2023	5,866	5,808	0.6	5,866
MWD Management, LLC & MWD Services, Inc.^	One stop	L + 5.25%	(c)	7.64%	06/2023	229	228	—	229
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2022	—	(1)	—	—
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(3)	—	—
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(c)	8.39%	05/2022	9,338	9,156	1.0	9,338
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(c)	8.39%	05/2022	942	929	0.1	942
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.00%	(c)	8.39%	05/2022	210	208	—	210
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.00%	(c)	8.39%	05/2022	151	149	—	151
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(c)	8.39%	05/2022	133	132	—	133
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(c)	8.39%	05/2022	116	115	—	116
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.00%	(c)	8.39%	05/2022	90	89	—	90
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(c)(f)	8.85%	05/2022	81	80	—	81
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.00%	(c)	8.39%	05/2022	78	78	—	78
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.00%	(c)	8.39%	05/2022	46	45	—	46
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.00%	(c)	8.39%	05/2022	41	41	—	41
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.00%	(c)	8.39%	05/2022	32	32	—	32
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.00%	(c)	8.39%	05/2022	30	29	—	30
Oliver Street Dermatology Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2022	—	(1)	—	—
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.99%	11/2023	3,064	3,005	0.3	3,064
ONsite Mammography, LLC	One stop	L + 6.75%	(c)(d)	9.15%	11/2023	22	21	—	22
ONsite Mammography, LLC(5)	One stop	L + 6.75%		N/A(6)	11/2023	—	(1)	—	—
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(c)	8.59%	08/2021	9,879	9,724	1.0	9,879
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(b)(c)	8.52%	08/2021	58	57	—	58
Pinnacle Treatment Centers, Inc.^	One stop	L + 6.25%	(c)	8.59%	08/2021	55	54	—	55
Pinnacle Treatment Centers, Inc.	One stop	L + 6.25%	(a)	8.46%	08/2021	43	42	—	43
PPT Management Holdings, LLC^	One stop	L + 7.50%	(b)(f)	9.69%	12/2022	10,713	10,443	0.9	8,758
PPT Management Holdings, LLC*	One stop	L + 7.50%	(b)(c)(f)	9.69%	12/2022	139	140	—	114
PPT Management Holdings, LLC	One stop	L + 7.50%	(b)(f)	9.69%	12/2022	84	84	—	68
PPT Management Holdings, LLC	One stop	L + 7.50%	(b)(f)	9.69%	12/2022	40	31	—	32
PPT Management Holdings, LLC(5)	One stop	L + 7.50%	(b)(f)	9.69%	12/2022	7	4	—	(30)
Riverchase MSO, LLC	Senior loan	L + 5.25%	(c)	7.64%	10/2022	4,930	4,880	0.5	4,930
Riverchase MSO, LLC	Senior loan	L + 5.25%	(c)	7.63%	10/2022	54	53	—	54
RXH Buyer Corporation*^	One stop	L + 5.75%	(c)	8.14%	09/2021	17,083	16,914	1.8	17,083
RXH Buyer Corporation*	One stop	L + 5.75%	(c)	8.14%	09/2021	1,933	1,915	0.2	1,933
RXH Buyer Corporation	One stop	P + 4.75%	(c)(f)	9.19%	09/2021	92	90	—	92
SLMP, LLC^	One stop	L + 6.00%	(a)	8.24%	05/2023	7,544	7,406	0.8	7,544
SLMP, LLC^	One stop	L + 6.00%	(a)	8.24%	05/2023	298	294	—	298
SLMP, LLC	One stop	N/A		7.50% PIK	05/2027	90	90	—	90

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	$—	$(1)	—%	$—
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
Spear Education, LLC^	One stop	L + 6.25%	(c)	8.75%	08/2019	4,597	4,586	0.5	4,597
Spear Education, LLC	One stop	L + 6.25%	(c)	8.59%	08/2019	74	74	—	74
Spear Education, LLC	One stop	L + 6.25%	(c)	8.56%	08/2019	26	26	—	26
Summit Behavioral Healthcare, LLC^	Senior loan	L + 4.75%	(c)	7.06%	10/2023	8,777	8,666	0.9	8,777
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	7.07%	10/2023	65	63	—	65
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	7.07%	10/2023	27	24	—	27
WHCG Management, LLC*	Senior loan	L + 5.00%	(c)	7.39%	03/2023	2,370	2,348	0.3	2,370
WHCG Management, LLC	Senior loan	L + 5.00%	(c)	7.35%	03/2023	100	99	—	100
WHCG Management, LLC(5)	Senior loan	L + 5.00%		N/A(6)	03/2023	—	(2)	—	—
WIRB-Copernicus Group, Inc.*^	Senior loan	L + 4.25%	(a)	6.49%	08/2022	10,901	10,834	1.1	10,901
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(1)	—	—
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(2)	—	—
						329,007	324,822	33.4	323,259
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC*	Senior loan	L + 4.50%	(a)	6.74%	02/2022	548	547	0.1	550
CST Buyer Company^	One stop	L + 5.00%	(a)	7.24%	03/2023	2,433	2,378	0.2	2,433
CST Buyer Company(5)	One stop	L + 5.00%		N/A(6)	03/2023	—	(1)	—	—
Plano Molding Company, LLC*^	One stop	L + 7.50%	(a)	9.67%	05/2021	10,048	9,937	1.0	9,848
						13,029	12,861	1.3	12,831
Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC*^	One stop	L + 5.00%	(a)	7.24%	06/2022	9,941	9,811	1.0	9,941
Aimbridge Hospitality, LLC*	One stop	L + 5.00%	(a)	7.24%	06/2022	4,830	4,764	0.5	4,830
Aimbridge Hospitality, LLC	One stop	L + 5.00%	(a)	7.24%	06/2022	805	794	0.1	805
Aimbridge Hospitality, LLC	One stop	L + 5.00%	(a)	7.24%	06/2022	16	15	—	16
Aimbridge Hospitality, LLC(5)	One stop	L + 5.00%		N/A(6)	06/2022	—	(1)	—	—
						15,592	15,383	1.6	15,592
Insurance
Captive Resources Midco, LLC*^	One stop	L + 5.75%	(a)	7.99%	12/2021	34,313	33,908	3.5	34,313
Captive Resources Midco, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2021	—	(18)	—	—
Captive Resources Midco, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2021	—	(23)	—	—
Internet Pipeline, Inc.	One stop	L + 4.75%	(a)	7.00%	08/2022	4,809	4,715	0.5	4,809
Internet Pipeline, Inc.*	One stop	L + 4.75%	(a)	7.00%	08/2022	2,077	2,056	0.2	2,077
Internet Pipeline, Inc.*	One stop	L + 4.75%	(a)	7.00%	08/2022	786	778	0.1	786
Internet Pipeline, Inc.(5)	One stop	L + 4.75%		N/A(6)	08/2021	—	(1)	—	—
RSC Acquisition, Inc.	Senior loan	L + 4.25%	(c)(d)(f)	6.72%	11/2022	4,380	4,358	0.5	4,369
RSC Acquisition, Inc.	Senior loan	L + 4.25%	(d)(e)	6.76%	11/2021	21	21	—	21
RSC Acquisition, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(2)	—	(1)
						46,386	45,792	4.8	46,374
Leisure, Amusement, Motion Pictures, Entertainment
NFD Operating, LLC	One stop	L + 7.00%	(a)	9.11%	06/2021	2,302	2,283	0.2	2,302
NFD Operating, LLC	One stop	L + 7.00%		N/A(6)	06/2021	—	—	—	—
PADI Holdco, Inc.(8)(9)	One stop	E + 5.75%	(g)	5.75%	04/2023	9,591	9,591	1.0	9,313
PADI Holdco, Inc.*^	One stop	L + 5.75%	(c)	8.14%	04/2023	9,677	9,465	1.0	9,677
PADI Holdco, Inc.	One stop	L + 5.75%	(c)	8.14%	04/2022	125	123	—	125
Self Esteem Brands, LLC*^	Senior loan	L + 4.75%	(a)	6.99%	02/2020	16,120	16,069	1.7	16,120

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure, Amusement, Motion Pictures, Entertainment - (continued)
Self Esteem Brands, LLC(5)	Senior loan	L + 4.75%		N/A(6)	02/2020	$—	$(3)	—%	$—
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	6.99%	05/2024	7,720	7,575	0.8	7,720
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(3)	—	—
Teaching Company, The	One stop	L + 4.75%	(c)	7.09%	07/2023	10,855	10,757	1.1	10,855
Teaching Company, The(5)	One stop	L + 4.75%		N/A(6)	07/2023	—	(1)	—	—
Titan Fitness, LLC*	One stop	L + 6.50%	(a)	8.61%	06/2021	12,952	12,846	1.3	12,952
Titan Fitness, LLC*	One stop	L + 6.50%	(a)	8.61%	06/2021	1,954	1,949	0.2	1,954
Titan Fitness, LLC*	One stop	L + 6.50%	(a)	8.61%	06/2021	1,716	1,712	0.2	1,716
Titan Fitness, LLC^	One stop	L + 6.50%	(a)	8.61%	06/2021	927	920	0.1	927
Titan Fitness, LLC(5)	One stop	L + 6.50%		N/A(6)	06/2021	—	(9)	—	—
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.64%	09/2020	5,149	5,049	0.5	5,097
WBZ Investment LLC(5)	One stop	L + 5.50%		N/A(6)	09/2024	—	—	—	(1)
WBZ Investment LLC(5)	One stop	L + 5.50%		N/A(6)	09/2024	—	(2)	—	(2)
						79,088	78,320	8.1	78,755
Oil and Gas
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%	(b)	6.54%	07/2025	14,413	14,217	1.5	14,341
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(2)	—	—
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(4)	—	(1)
						14,413	14,211	1.5	14,340
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	7.89%	11/2021	5,620	5,562	0.6	5,620
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	(c)	7.89%	11/2021	490	487	0.1	490
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.89%	11/2021	344	341	—	344
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)(f)	8.42%	11/2021	46	45	—	46
IMPLUS Footwear, LLC	One stop	L + 6.75%	(c)	9.14%	04/2021	10,013	9,913	1.0	10,013
IMPLUS Footwear, LLC	One stop	L + 6.75%	(c)	9.09%	04/2021	1,763	1,745	0.2	1,763
IMPLUS Footcare, LLC	One stop	L + 6.75%	(c)	9.14%	04/2021	57	57	—	57
Massage Envy, LLC*^	One stop	L + 6.75%	(c)(f)	9.06%	09/2020	34,835	34,631	3.6	34,835
Massage Envy, LLC^	One stop	L + 6.75%	(c)	9.06%	09/2020	99	98	—	99
Massage Envy, LLC	One stop	L + 6.75%	(c)	9.09%	09/2020	64	64	—	64
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.07%	09/2020	48	48	—	48
Massage Envy, LLC	One stop	L + 6.75%	(c)(f)	9.09%	09/2020	42	41	—	42
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.08%	09/2020	40	40	—	40
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.12%	09/2020	38	38	—	38
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.07%	09/2020	35	34	—	35
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.08%	09/2020	19	19	—	19
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.13%	09/2020	15	15	—	15
Massage Envy, LLC	One stop	L + 6.75%	(c)	9.09%	09/2020	10	9	—	10
Massage Envy, LLC(5)	One stop	L + 6.75%		N/A(6)	09/2020	—	(7)	—	—
Orthotics Holdings, Inc.*	One stop	L + 5.50%	(a)	7.74%	02/2020	8,204	8,166	0.8	8,040
Orthotics Holdings, Inc.*(8)	One stop	L + 5.50%	(a)	7.74%	02/2020	1,345	1,338	0.1	1,318
Orthotics Holdings, Inc.(5)(8)	One stop	L + 5.50%		N/A(6)	02/2020	—	(1)	—	—
Orthotics Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	02/2020	—	(6)	—	(4)
Team Technologies Acquisition Company^	Senior loan	L + 5.00%	(c)(f)	7.35%	12/2018	4,242	4,241	0.5	4,231
Team Technologies Acquisition Company*	Senior loan	L + 5.50%	(c)(f)	7.85%	12/2018	782	781	0.1	792
Team Technologies Acquisition Company(5)	Senior loan	L + 5.00%		N/A(6)	12/2018	—	—	—	(1)
						68,151	67,699	7.0	67,954
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services
Captain D's, LLC*^	Senior loan	L + 4.50%	(b)	6.71%	12/2023	$3,965	$3,913	0.4%	$3,965
Captain D's, LLC	Senior loan	P + 3.50%	(a)(f)	7.86%	12/2023	20	19	—	20
Community Veterinary Partners, LLC^	One stop	L + 5.50%	(c)	7.89%	10/2021	282	280	—	282
Community Veterinary Partners, LLC*	One stop	L + 5.50%	(c)	7.89%	10/2021	99	97	—	99
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	7.89%	10/2021	75	75	—	75
Community Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2021	—	(3)	—	—
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	7.04%	08/2023	2,725	2,685	0.3	2,684
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	6.96%	08/2023	44	39	—	39
Imperial Optical Midco Inc.	One stop	L + 4.75%		N/A(6)	08/2023	—	—	—	—
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	2	2	—	2
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2023	—	(1)	—	—
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2020	—	(6)	—	—
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.85%	01/2023	1,035	1,026	0.1	1,035
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.82%	01/2023	5	5	—	5
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.84%	01/2023	5	4	—	5
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.74%	05/2025	3,870	3,812	0.4	3,870
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.74%	05/2025	231	228	—	231
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.74%	05/2025	205	203	—	205
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.74%	05/2025	173	170	—	173
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.74%	05/2025	100	97	—	100
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.74%	05/2025	77	76	—	77
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.74%	05/2025	67	66	—	67
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.74%	05/2025	50	48	—	50
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2023	—	(2)	—	—
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(7)	—	—
Veterinary Specialists of North America, LLC^	One stop	L + 5.50%	(a)	7.69%	07/2021	7,331	7,278	0.8	7,331
Veterinary Specialists of North America, LLC^	One stop	L + 5.50%	(a)	7.74%	07/2021	764	755	0.1	764
Veterinary Specialists of North America, LLC*	One stop	L + 5.50%	(a)	7.74%	07/2021	415	413	0.1	415
Veterinary Specialists of North America, LLC*	One stop	L + 5.50%	(a)	7.74%	07/2021	160	160	—	160
Veterinary Specialists of North America, LLC^	One stop	L + 5.50%	(a)	7.74%	07/2021	123	122	—	123
Veterinary Specialists of North America, LLC*	One stop	L + 5.50%	(a)	7.74%	07/2021	62	62	—	62
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(a)	7.74%	07/2021	12	10	—	12
Veterinary Specialists of North America, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2021	—	(2)	—	—
Wetzel's Pretzels, LLC*	One stop	L + 6.75%	(a)	8.99%	09/2021	8,922	8,805	0.9	8,922
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(a)	8.86%	09/2021	3	2	—	3
						30,822	30,431	3.1	30,776
Printing and Publishing
Brandmuscle, Inc.^	Senior loan	L + 5.00%	(c)	7.39%	12/2021	618	614	0.1	622
Messenger, LLC	One stop	L + 6.00%	(a)(f)	8.23%	08/2023	3,410	3,343	0.3	3,376
Messenger, LLC	One stop	P + 5.00%	(f)	10.25%	08/2023	3	3	—	3
						4,031	3,960	0.4	4,001
Retail Stores
Batteries Plus Holding Corporation	One stop	L + 6.75%	(a)	8.99%	07/2022	11,933	11,739	1.2	11,933
Batteries Plus Holding Corporation(5)	One stop	L + 6.75%		N/A(6)	07/2022	—	(1)	—	—
Cycle Gear, Inc.^	One stop	L + 6.50%	(c)	8.84%	01/2020	10,321	10,263	1.1	10,321
Cycle Gear, Inc.^	One stop	L + 6.50%	(c)	8.84%	01/2020	603	600	0.1	603
Cycle Gear, Inc.(5)	One stop	L + 6.50%		N/A(6)	01/2020	—	(7)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail Stores - (continued)
DTLR, Inc.*^	One stop	L + 6.50%	(b)	8.68%	08/2022	$22,732	$22,466	2.3%	$22,732
Elite Sportswear, L.P.	Senior loan	L + 5.75%	(c)	8.14%	06/2020	6,872	6,815	0.7	6,872
Elite Sportswear, L.P.	Senior loan	L + 5.75%	(c)	8.14%	06/2020	2,763	2,740	0.3	2,763
Elite Sportswear, L.P.	Senior loan	L + 5.75%	(c)	8.14%	06/2020	1,422	1,413	0.2	1,422
Elite Sportswear, L.P.*	Senior loan	L + 5.75%	(c)	8.14%	06/2020	466	464	0.1	466
Elite Sportswear, L.P.	Senior loan	L + 5.75%	(c)	8.14%	06/2020	216	214	—	216
Elite Sportswear, L.P.*	Senior loan	L + 5.75%	(c)	8.14%	06/2020	206	205	—	206
Elite Sportswear, L.P.	Senior loan	L + 5.75%		N/A(6)	06/2020	—	—	—	—
Elite Sportswear, L.P.(5)	Senior loan	L + 5.75%		N/A(6)	06/2020	—	(3)	—	—
Feeders Supply Company, LLC	One stop	L + 5.75%	(a)	8.01%	04/2021	4,826	4,769	0.5	4,826
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	67	67	—	67
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
Marshall Retail Group LLC, The^	One stop	L + 6.00%	(c)	8.34%	08/2020	11,922	11,874	1.2	11,922
Marshall Retail Group LLC, The(5)	One stop	L + 6.00%		N/A(6)	08/2019	—	(9)	—	—
Mills Fleet Farm Group LLC*^	One stop	L + 5.50%	(a)	7.74%	02/2022	1,815	1,743	0.2	1,815
Paper Source, Inc.^	One stop	L + 6.25%	(c)	8.64%	09/2019	12,255	12,224	1.3	12,255
Paper Source, Inc.*	One stop	L + 6.25%	(c)	8.64%	09/2019	1,628	1,621	0.2	1,628
Paper Source, Inc.	One stop	P + 5.00%	(f)	10.25%	09/2019	965	960	0.1	965
Pet Holdings ULC*^(8)(10)	One stop	L + 5.50%	(c)	7.84%	07/2022	14,764	14,575	1.5	14,764
Pet Holdings ULC*^(8)(10)	One stop	L + 5.50%	(c)	7.84%	07/2022	100	99	—	100
Pet Holdings ULC(5)(8)(10)	One stop	L + 5.50%		N/A(6)	07/2022	—	(2)	—	—
PetPeople Enterprises, LLC^	One stop	L + 5.00%	(a)	7.25%	09/2023	3,114	3,082	0.3	3,114
PetPeople Enterprises, LLC	One stop	N/A		8.25% PIK	01/2019	168	168	—	168
PetPeople Enterprises, LLC	One stop	L + 5.00%		N/A(6)	09/2023	—	—	—	—
PetPeople Enterprises, LLC(5)	One stop	L + 5.00%		N/A(6)	09/2023	—	(1)	—	—
						109,158	108,078	11.3	109,158
Telecommunications
NetMotion Wireless Holdings, Inc.*^	One stop	L + 6.25%	(c)	8.64%	10/2021	6,393	6,311	0.7	6,393
NetMotion Wireless Holdings, Inc.(5)	One stop	L + 6.25%		N/A(6)	10/2021	—	(1)	—	—
						6,393	6,310	0.7	6,393
Textiles and Leather
SHO Holding I Corporation*	Senior loan	L + 5.00%	(c)	7.34%	10/2022	2,211	2,181	0.2	2,122
SHO Holding I Corporation	Senior loan	L + 4.00%	(a)(c)	6.14%	10/2021	15	15	—	12
						2,226	2,196	0.2	2,134
Utilities
Arcos, LLC	One stop	L + 6.00%	(c)	8.39%	02/2021	3,553	3,519	0.4	3,553
Arcos, LLC	One stop	L + 6.00%		N/A(6)	02/2021	—	—	—	—
						3,553	3,519	0.4	3,553
Total non-controlled/non-affiliate company debt investments						$1,679,746	$1,660,130	171.8%	$1,664,317

Equity investments (11)(12)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A		N/A	N/A	2	$1,506	0.1%	$616
NTS Technical Systems	Preferred stock	N/A		N/A	N/A	—	256	—	323
NTS Technical Systems	Preferred stock	N/A		N/A	N/A	—	128	—	177
Tresys Technology Holdings, Inc.	Common stock	N/A		N/A	N/A	295	295	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Aerospace and Defense - (continued)
Whitcraft LLC	Common stock	N/A	N/A	N/A	4	$375	0.1%	$611
						2,560	0.2	1,727
Automobile
Grease Monkey International, LLC	LLC units	N/A	N/A	N/A	354	354	0.1	512
Polk Acquisition Corp.	LP interest	N/A	N/A	N/A	1	144	—	95
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A	N/A	—	207	—	207
						705	0.1	814
Beverage, Food and Tobacco
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	856
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	—	75	0.1	505
Cafe Rio Holding, Inc.	Common stock	N/A	N/A	N/A	2	224	—	265
Global ID Corporation	LLC interest	N/A	N/A	N/A	2	242	—	346
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	27	130	—	122
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	12	36	—	35
Mendocino Farms, LLC	Common stock	N/A	N/A	N/A	11	50	—	50
Purfoods, LLC	LLC interest	N/A	N/A	N/A	381	381	0.1	527
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	2	945	0.1	1,236
Uinta Brewing Company	LP interest	N/A	N/A	N/A	462	462	—	—
						3,244	0.4	3,942
Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	10	1,021	0.3	2,369

Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	90	—	71
Flexan, LLC	Common stock	N/A	N/A	N/A	1	—	—	—
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	70	—	70
						160	—	141
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	370	—	—
Inventus Power, Inc.	LLC units	N/A	N/A	N/A	—	54	—	48
Inventus Power, Inc.	Common stock	N/A	N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	249	0.1	498
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	160	160	—	—
						833	0.1	546
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A	N/A	N/A	296	296	—	325
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	341	0.1	424
Apttus Corporation	Preferred stock	N/A	N/A	N/A	18	263	—	354
Apttus Corporation	Warrant	N/A	N/A	N/A	34	194	—	185
Centrify Corporation	LP interest	N/A	N/A	N/A	—	348	—	348
Centrify Corporation	LP interest	N/A	N/A	N/A	123	—	—	—
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	33	207	—	207
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	29	39	—	39
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	1	87	—	100
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	69	69	—	91
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	57	10	—	10
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	—	154	—	248

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	1	$98	—%	$127
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	348	0.1	413
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	368	134	0.1	384
Jobvite, Inc.	Warrant	N/A	N/A	N/A	72	47	—	47
Kareo, Inc.	Warrant	N/A	N/A	N/A	23	160	—	2
Kareo, Inc.	Preferred stock	N/A	N/A	N/A	1	4	—	5
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	1	369	0.1	437
MMan Acquisition Co.	LP interest	N/A	N/A	N/A	263	263	—	206
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	—	346	0.1	388
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	136	—	155
Personify, Inc.	LLC units	N/A	N/A	N/A	297	297	—	297
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	417	0.1	500
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	103	4	—	51
Property Brands, Inc.	Preferred stock	N/A	N/A	N/A	28	284	—	307
Valant Medical Solutions, Inc.	Warrant	N/A	N/A	N/A	5	68	—	51
Vendavo, Inc.	Preferred stock	N/A	N/A	N/A	1,017	1,017	0.1	1,332
Verisys Corporation	LLC interest	N/A	N/A	N/A	261	261	—	239
Vitalyst, LLC	Preferred stock	N/A	N/A	N/A	—	61	—	88
Vitalyst, LLC	Common stock	N/A	N/A	N/A	1	7	—	—
Workforce Software, LLC	LLC units	N/A	N/A	N/A	323	323	0.1	371
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	242	221	—	211
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	43	34	—	16
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	10	10	—	12
						6,917	0.8	7,970
Ecological
Pace Analytical Services, LLC	Common stock	N/A	N/A	N/A	3	304	—	280

Electronics
Diligent Corporation(13)	Preferred stock	N/A	N/A	N/A	56	1	—	206
Project Silverback Holdings Corp.	Preferred stock	N/A	N/A	N/A	3	6	—	—
SEI, Inc.	LLC units	N/A	N/A	N/A	340	265	0.1	643
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	152	—	—
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	2	14	—	—
						438	0.1	849
Grocery
MyWebGrocer, Inc.	LLC units	N/A	N/A	N/A	1,418	1,446	—	—
MyWebGrocer, Inc.	Preferred stock	N/A	N/A	N/A	71	165	—	41
						1,611	—	41
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	614	0.1	446
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	198	198	—	196
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	579	0.1	363
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	—
Advanced Pain Management Holdings, Inc.(7)	Preferred stock	N/A	N/A	N/A	8	829	—	—
Advanced Pain Management Holdings, Inc.(7)	Common stock	N/A	N/A	N/A	67	67	—	—
Advanced Pain Management Holdings, Inc.(7)	Preferred stock	N/A	N/A	N/A	1	64	—	—
BIORECLAMATIONIVT, LLC	LLC units	N/A	N/A	N/A	—	407	0.1	666

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	8,637	$864	0.1%	$1,073
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	87	9	—	—
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	357	0.1	428
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	883	831	0.1	733
Elite Dental Partners LLC	Common stock	N/A	N/A	N/A	—	360	0.1	360
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	182	—	239
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	—	—	19
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	—	349	0.1	349
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	4	4	—	4
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	133	—	147
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	1	—	5
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	148	148	—	122
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	417	—	172
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	387	—	293
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	1	157	—	177
MD Now Holdings, Inc.	LLC units	N/A	N/A	N/A	7	68	—	68
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	182	182	—	122
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	234	234	—	346
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	178
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	231	—	268
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	6
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	—	191
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	11	76	—	48
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	683	—	290
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	—	249	—	28
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	3	3	—	—
SLMP, LLC	LLC interest	N/A	N/A	N/A	289	289	—	308
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	62	—	75
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	28
SSH Corporation	Common stock	N/A	N/A	N/A	—	40	—	187
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	68	—	73
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	—	—	3
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	535
U.S. Renal Care, Inc.	LP interest	N/A	N/A	N/A	1	2,665	0.2	1,796
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	246	—	135
						12,677	1.1	10,477
Insurance
Captive Resources Midco, LLC	LLC units	N/A	N/A	N/A	1	—	0.1	393
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	72	—	100
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	44	1	—	174
						73	0.1	667
Leisure, Amusement, Motion Pictures, Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	1,151
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	—	414	—	454
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	7	712	0.2	1,403
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	31	49	—	49
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	21	33	—	33
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	18	27	—	27

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure, Amusement, Motion Pictures, Entertainment - (continued)
WBZ Investment LLC	LLC interest	N/A		N/A	N/A	15	$24	—%	$24
WBZ Investment LLC	LLC interest	N/A		N/A	N/A	7	10	—	10
WBZ Investment LLC	LLC interest	N/A		N/A	N/A	1	1	—	1
							1,982	0.3	3,152
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	LLC units	N/A		N/A	N/A	11	106	—	176
Massage Envy, LLC	LLC interest	N/A		N/A	N/A	749	210	0.2	1,490
Team Technologies Acquisition Company	Common stock	N/A		N/A	N/A	—	114	—	292
							430	0.2	1,958
Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A		N/A	N/A	70	70	—	64
Community Veterinary Partners, LLC	Common stock	N/A		N/A	N/A	2	244	—	310
PPV Intermediate Holdings II, LLC	LLC interest	N/A		N/A	N/A	13	13	—	13
R.G. Barry Corporation	Preferred stock	N/A		N/A	N/A	—	161	—	176
Ruby Slipper Cafe LLC, The	LLC units	N/A		N/A	N/A	12	123	—	151
Southern Veterinary Partners, LLC	LLC units	N/A		N/A	N/A	—	216	0.1	333
Southern Veterinary Partners, LLC	LLC units	N/A		N/A	N/A	64	2	—	24
Veterinary Specialists of North America, LLC	LLC units	N/A		N/A	N/A	—	106	—	185
Wetzel's Pretzels, LLC	Common stock	N/A		N/A	N/A	—	160	—	221
							1,095	0.1	1,477
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A		N/A	N/A	—	240	—	166

Retail Stores
Batteries Plus Holding Corporation	LP interest	N/A		N/A	N/A	5	529	0.1	816
Cycle Gear, Inc.	LLC units	N/A		N/A	N/A	19	248	—	463
DTLR, Inc.	LLC interest	N/A		N/A	N/A	4	411	0.1	734
Elite Sportswear, L.P.	LLC interest	N/A		N/A	N/A	—	165	—	36
Feeders Supply Company, LLC	Preferred stock	N/A		N/A	N/A	2	192	—	241
Feeders Supply Company, LLC	Common stock	N/A		N/A	N/A	—	—	—	52
Marshall Retail Group LLC, The	LLC units	N/A		N/A	N/A	15	154	—	95
Paper Source, Inc.	Common stock	N/A		N/A	N/A	8	1,387	0.1	606
Pet Holdings ULC(8)(10)	LP interest	N/A		N/A	N/A	455	386	0.1	537
							3,472	0.4	3,580

Total non-controlled/non-affiliate company equity investments							$37,762	4.2%	$40,156

Total non-controlled/non-affiliate company investments						$1,679,746	$1,697,892	176.0%	$1,704,473

Non-controlled affiliate company investments(14)
Debt investments
Diversified/Conglomerate Service
Switchfly, LLC(8)	One stop	P + 2.00%	(c)(f)	7.25%	04/2020	$2,295	$2,258	0.2%	$2,066
Switchfly, LLC(8)	One stop	P + 2.00%	(f)	7.25%	06/2018	192	192	—	173
Switchfly, LLC(8)	One stop	P + 2.00%	(f)	7.25%	04/2020	17	17	—	15
						2,504	2,467	0.2	2,254
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*(8)	One stop	L + 10.00%	(a)	10.24% cash/2.00% PIK	05/2019	$4,257	$4,255	0.4%	$4,257
Benetech, Inc.(8)	One stop	P + 8.75%	(a)(f)	11.77% cash/2.00% PIK	05/2019	223	223	—	223
						4,480	4,478	0.4	4,480

Total non-controlled affiliate company debt investments						6,984	6,945	0.6%	6,734

Equity Investments (11)(12)
Diversified/Conglomerate Service
Switchfly LLC(8)	LLC units	N/A		N/A	N/A	408	$408	0.1%	$534
							408	0.1	534

Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(8)	LLC interest	N/A		N/A	N/A	56	$—	—	$16
Benetech, Inc.(8)	LLC interest	N/A		N/A	N/A	56	—	—	—
							—	—	16

Total non-controlled affiliate company equity investments							$408	0.1%	$550

Total non-controlled affiliate company investments						$6,984	$7,353	0.7%	$7,284

Controlled affiliate company investments(15)
Equity investments
Investment Funds and Vehicles
Senior Loan Fund LLC(8)(16)	LLC interest	N/A		N/A	N/A	75,407	$75,407	7.3%	$71,084

Total controlled affiliate company equity investments							$75,407	7.3%	$71,084

Total investments						$1,686,730	$1,780,652	184.0%	$1,782,841

Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents
Cash, foreign currencies and restricted cash							$35,173	3.6%	$35,173
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)				2.00% (17)			10,532	1.1	10,532
Total cash and cash equivalents, foreign currencies and restricted cash and cash equivalents							$45,705	4.7%	$45,705

Total investments and cash and cash equivalents, foreign currencies and restricted cash and cash equivalents							$1,826,357	188.7%	$1,828,546

*	Denotes that all or a portion of the investment collateralizes the MS Credit Facility (as defined in Note 6).
^	Denotes that all or a portion of the investment secures the notes offered in the 2014 Debt Securitization (as defined in Note 6).
#	Denotes that all or a portion of the investment collateralizes the Credit Facility (as defined in Note 6).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Euro Interbank Offered Rate ("EURIBOR" or "E") or Prime ("P") and which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of September 30, 2018. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 28, 2018, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 28, 2018, as the loan may have priced or repriced based on an index rate prior to September 28, 2018.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 2.26% as of September 28, 2018.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 2.31% as of September 28, 2018.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.40% as of September 28, 2018.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.60% as of September 28, 2018.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 2.92% as of September 28, 2018.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 5.25% as of September 28, 2018.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.32% as of September 28, 2018.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2018.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 5. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of September 30, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Loan was on non-accrual status as of September 30, 2018, meaning that the Company has ceased recognizing interest income on the loan.

(8)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2018, total non-qualifying assets at fair value represented 5.8% of the Company's total assets calculated in accordance with the 1940 Act.

(9)
Loan is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Transactions.

(10)	The headquarters of this portfolio company is located in Canada.

(11)	Equity investments are non-income producing securities unless otherwise noted.

(12)	Ownership of certain equity investments may occur through a holding company or partnership.

(13)	The Company holds an equity investment that entitles it to receive preferential dividends.
(14)As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities ("non-controlled affiliate"). Transactions related to investments in non-controlled affiliates for the year ended September 30, 2018 were as follows:

Portfolio Company	Fair value as of September 30, 2017	Purchases (cost)(h)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of September 30, 2018	Net realized gain/(loss)	Interest and fee income	Dividend income
Benetech, Inc.	$3,707	$222	$(551)	$—	$1	$1,117	$4,496	$—	$638	$—
Switchfly LLC(i)	—	254	—	2,120	25	389	2,788	—	29	—
Total Non-Controlled Affiliates	$3,707	$476	$(551)	$2,120	$26	$1,506	$7,284	$—	$667	$—

(h)	Purchases at cost includes amounts related to payment-in-kind ("PIK") interest capitalized and added to the principal balance of the respective loans.
(i)	During the three months ended September 30, 2018, the Company's ownership increased to over five percent of the portfolio company's voting securities.
(15)As defined in the 1940 Act, the Company is deemed to be both an "affiliated person" of and "control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) ("controlled affiliate"). Transactions related to investments in controlled affiliates for the year ended September 30, 2018 were as follows:

Portfolio Company	Fair value as of September 30, 2017	Purchases (cost)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of September 30, 2018	Net realized gain/(loss)	Interest and fee income	Dividend income
Senior Loan Fund LLC(j)	$95,015	$12,163	$(34,213)	$—	$—	$(1,881)	$71,084	$—	$—	$8,099
Total Controlled Affiliates	$95,015	$12,163	$(34,213)	$—	$—	$(1,881)	$71,084	$—	$—	$8,099

(j)
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

(16)	The Company receives quarterly profit distributions from its equity investment in SLF. See Note 4. Investments.

(17)	The rate shown is the annualized seven-day yield as of September 30, 2018.

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2017
(In thousands)

	Investment	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (16)
Beverage, Food and Tobacco - (continued)
Firebirds International, LLC(4)	One stop	L + 5.75%		N/A(5)	05/2018	$—	$(1)	—%	$—
FWR Holding Corporation^	One stop	L + 6.00%	(c)	7.40%	08/2023	5,312	5,234	0.6	5,259
FWR Holding Corporation	One stop	L + 6.00%	(a)(c)	7.28%	08/2023	18	17	—	18
FWR Holding Corporation(4)	One stop	L + 6.00%		N/A(5)	08/2023	—	(2)	—	(2)
Global Franchise Group, LLC*	Senior loan	L + 5.75%	(c)	7.07%	12/2019	3,530	3,496	0.4	3,495
Global Franchise Group, LLC	Senior loan	L + 5.75%		N/A(5)	12/2019	—	—	—	—
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(a)	9.24%	08/2020	653	645	0.1	653
Hopdoddy Holdings, LLC	One stop	L + 8.00%	(a)	9.24%	08/2020	266	265	—	266
Hopdoddy Holdings, LLC	One stop	L + 8.00%		N/A(5)	08/2020	—	—	—	—
Julio & Sons Company	One stop	L + 5.50%		N/A(5)	12/2018	—	—	—	—
Mid-America Pet Food, L.L.C.^	One stop	L + 5.50%	(c)	6.83%	12/2021	5,640	5,568	0.6	5,640
Mid-America Pet Food, L.L.C.(4)	One stop	L + 5.50%		N/A(5)	12/2021	—	(1)	—	—
NBC Intermediate, LLC #	Senior loan	L + 4.50%	(a)	5.74%	09/2023	2,288	2,265	0.2	2,265
NBC Intermediate, LLC	Senior loan	L + 4.50%		N/A(5)	09/2023	—	—	—	—
P&P Food Safety US Acquisition, Inc.*	One stop	L + 6.50%	(c)	7.82%	11/2021	4,126	4,083	0.4	4,126
P&P Food Safety US Acquisition, Inc.	One stop	P + 5.25%	(e)	9.50%	11/2021	13	13	—	13
Purfoods, LLC	One stop	L + 6.25%	(c)	7.57%	05/2021	8,561	8,407	0.9	8,561
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	109	109	—	112
Purfoods, LLC	One stop	L + 6.25%	(a)(c)	7.55%	05/2021	70	69	—	70
Purfoods, LLC	One stop	L + 6.25%	(c)	7.58%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.25%	(a)	7.49%	05/2021	15	15	—	15
Purfoods, LLC	One stop	L + 6.25%	(c)	7.58%	05/2021	14	14	—	14
Purfoods, LLC	One stop	L + 6.25%	(c)	7.58%	05/2021	11	11	—	11
Purfoods, LLC	One stop	L + 6.25%	(c)	7.58%	05/2021	10	10	—	10
Restaurant Holding Company, LLC#	Senior loan	L + 7.75%	(a)	8.99%	02/2019	4,469	4,455	0.4	4,246
Rubio's Restaurants, Inc.*^	Senior loan	L + 4.75%	(c)	6.07%	11/2018	8,828	8,807	0.9	8,828
Smashburger Finance LLC	Senior loan	L + 5.50%	(c)	6.83%	05/2018	79	79	—	69
Smashburger Finance LLC(4)	Senior loan	L + 5.50%		N/A(5)	05/2018	—	(1)	—	—
Surfside Coffee Company LLC#	One stop	L + 5.25%	(c)	6.58%	06/2020	4,436	4,411	0.5	4,436
Surfside Coffee Company LLC	One stop	L + 5.25%	(c)	6.58%	06/2020	335	334	—	335
Surfside Coffee Company LLC	One stop	L + 5.25%	(c)	6.57%	06/2020	30	30	—	30
Tate's Bake Shop, Inc.^	Senior loan	L + 5.00%	(c)	6.33%	08/2019	591	588	0.1	591
Uinta Brewing Company^	One stop	L + 8.50%	(a)	9.74%	08/2019	3,734	3,720	0.4	3,622
Uinta Brewing Company	One stop	L + 8.50%	(a)	9.74%	08/2019	539	535	0.1	517
						102,184	101,141	10.6	101,196
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	(a)	5.99%	05/2021	1,462	1,458	0.2	1,469

Building and Real Estate
Brooks Equipment Company, LLC*^	One stop	L + 5.00%	(b)(c)	6.32%	08/2020	21,846	21,687	2.3	21,846
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(c)	6.32%	08/2020	5,400	5,366	0.6	5,400
Brooks Equipment Company, LLC	One stop	L + 5.00%	(a)	6.24%	08/2020	890	880	0.1	890
Jensen Hughes, Inc.#	Senior loan	L + 5.00%	(d)	6.45%	12/2021	153	152	—	153
MRI Software LLC^	One stop	L + 6.00%	(c)	7.33%	06/2023	23,923	23,312	2.5	23,683
MRI Software LLC#	One stop	L + 6.00%	(c)	7.33%	06/2023	13,883	13,744	1.4	13,744
MRI Software LLC	One stop	L + 6.00%	(c)	7.32%	06/2023	167	165	—	165
MRI Software LLC(4)	One stop	L + 6.00%		N/A(5)	06/2023	—	(3)	—	(2)

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

(1)
The majority of the investments bear interest at a rate that may be determined by reference to LIBOR or Prime and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 29, 2017, which was the last business day of the period on which LIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2017, as the loan may have priced or repriced based on an index rate prior to September 29, 2017.

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

(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.  As of September 30, 2017, total non-qualifying assets at fair value represented 6.7% of the Company's total assets calculated in accordance with the 1940 Act.

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
The accompanying consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the years ended September 30, 2018, 2017 and 2016, interest income included $9,660, $9,498 and $8,662, respectively, of accretion of discounts. For the years ended September 30, 2018, 2017 and 2016, the Company received loan origination fees of $8,327, $8,593 and $11,686, respectively.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2018, 2017 and 2016, the Company recorded PIK income of $941, $2,401 and $1,171, respectively, and received PIK payments in cash of $2, $481 and $9, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the years ended September 30, 2018, 2017 and 2016, fee income included $2,082, $1,441 and $1,066, respectively, of prepayment premiums, which fees are non-recurring.

For the years ended September 30, 2018, 2017 and 2016, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $132,456, $120,429 and $113,172, respectively.

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

For the years ended September 30, 2018, 2017 and 2016, excluding the Company's investment in LLC equity interests in SLF, the Company recorded dividend income of $624, $629 and $539, respectively, and return of capital distributions of $373, $999 and $2,492, respectively. For the years ended September 30, 2018, 2017 and 2016, the Company recorded dividend income of $8,099, $4,929 and $4,099, respectively, and return of capital distributions of $34,213, $25,112 and $2,704, respectively, from the Company's investment in LLC equity interests in SLF.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $5,625 and $2,955 as of September 30, 2018 and 2017, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that it's estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2018, 2017 and 2016, $0, $17 and $333, respectively, was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2018. The Company's tax returns for the 2015 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan:  The Company has a share repurchase program (the “Program”) which allows the Company to repurchase up to $75,000 of the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2018 and the Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Company did not make any repurchases of its common stock during the years ended September 30, 2018, 2017 and 2016.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2018 and 2017, the Company had deferred debt issuance costs of $2,934 and $4,273, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the years ended September 30, 2018, 2017 and 2016 was $3,315, $3,289 and $4,184, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. For the year ended September 30, 2018, there were no new equity offerings and as such, there was no change in deferred offering costs, which are included in other assets on the Consolidated Statements of Financial Condition.

Accounting for derivative instruments:  The Company does not utilize hedge accounting and marks its derivatives, if any, to market through a net change in unrealized appreciation (depreciation) on derivative instruments in the Consolidated Statements of Operations.

Recent accounting pronouncements:  In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash Restricted Cash, a consensus of the FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. The Company adopted the ASU, which did not have a material impact on the Company’s consolidated financial statements. Prior to adoption, the Company

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

presented the change in restricted cash and cash equivalents separately as a cash flow from investing activity. Upon adoption, the Company included the restricted cash and cash equivalents in each of the balances of the cash, cash equivalents and restricted cash and cash equivalents at the beginning of and end of periods and included the change in restricted cash and cash equivalents as part of the net change in cash, cash equivalents and restricted cash and cash equivalents in the Consolidated Statements of Cash Flows and retrospectively restated the year ended September 30, 2016.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements pertaining to fair value measurement of Level 3 securities for public companies. Under the new standard, reporting entities can remove the disclosures no longer required and amend the disclosures immediately with retrospective application. The effective date for the additional disclosures for all public and nonpublic companies is for fiscal years, and interim periods within those years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures immediately and delay adoption of the additional disclosures until their effective date. The Company has elected to early adopt ASU 2018-13 in the current annual period.  No significant changes were made to the Company's fair value disclosures in the Notes to the Consolidated Financial Statements in order to comply with ASU 2018-13.

Securities Exchange Commission ("SEC") Disclosure Update and Simplification: In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the "SEC Release"), amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The final rule is effective for all filings on or after November 5, 2018, therefore, the Company adopted the SEC Release in the current annual period. The SEC Release requires presentation changes to the Company's Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets. Prior to adoption, the Company presented, in accordance with previous SEC rules, distributable earnings on the Consolidated Statements of Financial Condition, as three components: 1) undistributed net investment income; 2) net unrealized appreciation (depreciation) on investments and secured borrowings; and 3) net realized gain (loss) on investments and presented distributions from distributable earnings on the Consolidated Statements of Changes in Net Assets as two components: 1) distributions from net investment income; and 2) distributions from realized gain. In accordance with the SEC Release, distributable earnings and distributions from distributable earnings are shown in total on the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets, respectively. The changes in presentation have been retrospectively applied to the Consolidated Statement of Financial Condition as of September 30, 2017 and to the Consolidated Statements of Changes in Net Assets for the years ended September 30, 2017 and 2016. The following tables provide reconciliations of retrospective changes applied to prior periods.

Consolidated Statement of Financial Condition - The table below provides a reconciliation for previously disclosed components of distributable earnings on the Consolidated Statement of Financial Condition as of September 30, 2017 to total distributable earnings as of September 30, 2017 as disclosed in the current filing.

September 30, 2017
Undistributed net investment income	$1,954
Net unrealized appreciation (depreciation) on investments and secured borrowings	16,444
Net realized gain (loss) on investments	181
Distributable earnings	$18,579

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Consolidated Statements of Changes in Net Assets - Below is a reconciliation representing previously disclosed distributions from net investment income and realized gain for the years ended September 30, 2017 and 2016 to distributions from distributable earnings as disclosed in the current filing.

	Years ended September 30,
	2017	2016
Distributions to stockholders:
Distributions from net investment income	$(85,304)	$(54,461)
Distributions from realized gain	(1,139)	(12,418)
Distributions from distributable earnings	$(86,443)	$(66,879)

The following tables provide reconciliations for the years ended September 30, 2017 and 2016 for the components of distributable earnings as previously disclosed to total distributable earnings as disclosed in this filing. As required by ASC 946-205-45-3, the effects of net investment income - after excise tax, net realized gain (loss) on investments and foreign currency translation, and net change in unrealized gain (loss) on investments, secured borrowings, and foreign currency translation on net assets continue to be disclosed by the Company.

	Year ended September 30, 2017
	Undistributed Net Investment Income	Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings	Net Realized Gain (Loss) on Investments	Distributable Earnings
Net investment income - after excise tax	$69,546	$—	$—	$69,546
Net realized gain (loss) on investments and foreign currency transactions	—	—	9,402	9,402
Net change in unrealized gain (loss) on investments, secured borrowings, and foreign currency translation	—	3,340		3,340
Net increase in net assets from operations	$69,546	$3,340	$9,402	$82,288

	Year ended September 30, 2016
	Undistributed Net Investment Income	Net Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings	Net Realized Gain (Loss) on Investments	Distributable earnings
Net investment income - after excise tax	$64,980	$—	$—	$64,980
Net realized gain (loss) on investments and foreign currency transactions	—	—	6,254	6,254
Net change in unrealized gain (loss) on investments, secured borrowings, and foreign currency translation	—	(2,030)		(2,030)
Net increase in net assets from operations	$64,980	$(2,030)	$6,254	$69,204

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

For the years ended September 30, 2018, 2017 and 2016, the Income Incentive Fee incurred was $11,652, $4,741 and $6,022, respectively.

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

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2018, 2017 and 2016, the Company accrued a capital gain incentive fee of $1,458, $2,819 and $1,244, respectively, which accruals are included in incentive fee in the Consolidated Statements of Operations.

As of September 30, 2018 and 2017, included in management and incentive fees payable on the Consolidated Statements of Financial Condition were $7,158 and $6,896, respectively, for cumulative accruals for capital gain incentive fees under GAAP, including the amounts payable pursuant to the Investment Advisory Agreement described below.

As September 30, 2018 and 2017 the Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) was $2,303 and $388, respectively. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year and the Company paid a $1,196 Capital Gain Incentive Fee calculated in accordance with the Investment Advisory Agreement as of December 31, 2017. The Company did not pay any capital gain incentive fee under the Investment Advisory Agreement for any period ended prior to December 31, 2017.

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

Included in accounts payable and accrued expenses is $616 and $620 as of September 30, 2018 and 2017, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the years ended September 30, 2018, 2017 and 2016 were $2,412, $2,255 and $2,438, respectively.

As of September 30, 2018 and 2017, included in accounts payable and accrued expenses were $364 and $799, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

On June 22, 2016, the Company entered into an unsecured revolving credit facility with the Investment Adviser (the "Adviser Revolver"), with a maximum credit limit of $20,000 and expiration date of June 22, 2019. Refer to Note 6 for discussion of the Adviser Revolver.

During the years ended September 30, 2018, 2017 and 2016, the Company sold $6,191, $119,982 and $157,795, respectively, of investments and unfunded commitments to SLF at fair value and recognized $20, $776 and $1,124, respectively, of net realized gains.

During the years ended September 30, 2018, 2017 and 2016, SLF incurred an administrative service fee of $404, $477 and $457, respectively, to reimburse the Administrator for expenses pursuant to an administrative and loan services agreement by and between SLF and the Administrator.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments

Investments as of September 30, 2018 and 2017 consisted of the following:

	As of September 30, 2018			As of September 30, 2017
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$233,064	$230,846	$231,169	$197,734	$195,790	$195,029
One stop	1,443,980	1,426,640	1,430,196	1,348,625	1,331,008	1,334,084
Second lien	9,435	9,338	9,435	9,434	9,306	9,434
Subordinated debt	251	251	251	59	59	59
LLC equity interests in SLF(1)	N/A	75,407	71,084	N/A	97,457	95,015
Equity	N/A	38,170	40,706	N/A	37,619	51,394
Total	$1,686,730	$1,780,652	$1,782,841	$1,555,852	$1,671,239	$1,685,015

(1)	SLF’s proceeds from the LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of September 30, 2018		As of September 30, 2017
Amortized Cost:
United States
Mid-Atlantic	$354,662	19.9%	$341,612	20.4%
Midwest	370,239	20.8	405,901	24.3
West	306,052	17.2	266,546	16.0
Southeast	422,844	23.7	354,663	21.2
Southwest	186,468	10.5	153,520	9.2
Northeast	125,329	7.0	134,164	8.0
Canada	15,058	0.9	14,833	0.9
Total	$1,780,652	100.0%	$1,671,239	100.0%

Fair Value:
United States
Mid-Atlantic	$347,560	19.5%	$339,358	20.1%
Midwest	371,141	20.8	406,694	24.1
West	306,074	17.2	270,185	16.0
Southeast	428,235	24.0	356,846	21.2
Southwest	189,379	10.6	152,312	9.1
Northeast	125,051	7.0	144,468	8.6
Canada	15,401	0.9	15,152	0.9
Total	$1,782,841	100.0%	$1,685,015	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2018 and 2017 were as follows:

	As of September 30, 2018		As of September 30, 2017
Amortized Cost:
Aerospace and Defense	$51,288	2.9%	$59,296	3.6%
Automobile	18,934	1.1	16,507	1.0
Banking	—	—	17,144	1.0
Beverage, Food and Tobacco	99,594	5.6	105,466	6.3
Broadcasting and Entertainment	1,444	0.1	1,458	0.1
Buildings and Real Estate	63,109	3.5	66,317	4.0
Chemicals, Plastics and Rubber	10,277	0.6	2,407	0.1
Diversified/Conglomerate Manufacturing	96,892	5.4	98,121	5.9
Diversified/Conglomerate Service	460,166	25.8	287,765	17.2
Ecological	18,852	1.1	18,081	1.1
Electronics	130,457	7.3	84,454	5.1
Grocery	16,203	0.9	15,876	0.9
Healthcare, Education and Childcare	337,499	19.0	336,386	20.1
Home and Office Furnishings, Housewares, and Durable Consumer	12,861	0.7	16,906	1.0
Hotels, Motels, Inns, and Gaming	15,383	0.9	9,889	0.6
Insurance	45,865	2.6	34,225	2.1
Investment Funds and Vehicles	75,407	4.2	97,457	5.8
Leisure, Amusement, Motion Pictures, Entertainment	80,302	4.5	76,717	4.6
Mining, Steel, Iron and Non-Precious Metals	4,478	0.3	4,806	0.3
Oil and Gas	14,211	0.8	6,362	0.4
Personal and Non Durable Consumer Products (Mfg. Only)	68,129	3.8	68,871	4.1
Personal, Food and Miscellaneous Services	31,526	1.8	73,718	4.4
Printing and Publishing	4,200	0.2	10,567	0.6
Retail Stores	111,550	6.3	135,892	8.1
Telecommunications	6,310	0.3	8,504	0.5
Textiles and Leather	2,196	0.1	2,209	0.1
Utilities	3,519	0.2	15,838	1.0
Total	$1,780,652	100.0%	$1,671,239	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2018		As of September 30, 2017
Fair Value:
Aerospace and Defense	$47,891	2.7%	$56,458	3.4%
Automobile	19,158	1.1	16,677	1.0
Banking	—	—	17,182	1.0
Beverage, Food and Tobacco	99,608	5.6	107,582	6.4
Broadcasting and Entertainment	1,447	0.1	1,469	0.1
Buildings and Real Estate	65,255	3.7	67,376	4.0
Chemicals, Plastics and Rubber	10,356	0.6	2,460	0.1
Diversified/Conglomerate Manufacturing	96,663	5.4	98,664	5.9
Diversified/Conglomerate Service	466,037	26.1	293,632	17.4
Ecological	19,148	1.1	18,536	1.1
Electronics	130,472	7.3	85,381	5.1
Grocery	14,629	0.8	16,603	1.0
Healthcare, Education and Childcare	333,736	18.7	335,880	19.9
Home and Office Furnishings, Housewares, and Durable Consumer	12,831	0.7	14,954	0.9
Hotels, Motels, Inns, and Gaming	15,592	0.9	10,057	0.6
Insurance	47,041	2.6	35,082	2.1
Investment Funds and Vehicles	71,084	4.0	95,015	5.6
Leisure, Amusement, Motion Pictures, Entertainment	81,907	4.6	76,954	4.5
Mining, Steel, Iron and Non-Precious Metals	4,496	0.3	3,707	0.2
Oil and Gas	14,340	0.8	6,351	0.4
Personal and Non Durable Consumer Products (Mfg. Only)	69,912	3.9	70,192	4.2
Personal, Food and Miscellaneous Services	32,253	1.8	72,517	4.3
Printing and Publishing	4,167	0.2	10,805	0.6
Retail Stores	112,738	6.3	144,336	8.6
Telecommunications	6,393	0.4	8,598	0.5
Textiles and Leather	2,134	0.1	2,247	0.1
Utilities	3,553	0.2	16,300	1.0
Total	$1,782,841	100.0%	$1,685,015	100.0%
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

As of September 30, 2018, SLF was capitalized by LLC equity interest subscriptions from its members. On December 14, 2016, the SLF investment committee approved the recapitalization of the commitments of SLF’s members. On December 30, 2016, SLF’s members entered into additional LLC equity interest subscriptions totaling $160,000, SLF issued capital calls totaling $89,930 to the Company and RGA and the subordinated notes previously issued by SLF were redeemed and terminated. As of September 30, 2018 and 2017, the Company and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. SLF’s profits and losses are allocated to the Company and RGA in accordance with their respective ownership interests.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”), which as of September 30, 2018 allowed SLF II to borrow up to $104,622 at any one time outstanding, subject to leverage and borrowing base restrictions.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2018 and 2017, SLF had the following commitments from its members (in the aggregate):

	As of September 30, 2018		As of September 30, 2017
	Committed	Funded(1)	Committed	Funded(1)
LLC equity commitments	$200,000	$86,180	$200,000	$111,380
Total	$200,000	$86,180	$200,000	$111,380

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of September 30, 2018 and 2017, SLF had total assets at fair value of $186,326 and $306,235, respectively. As of September 30, 2018, SLF had one portfolio company investment on non-accrual status with a fair value of $3,856. As of September 30, 2017, SLF had one portfolio company investment on non-accrual status with a fair value of $329. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of September 30, 2018 and 2017, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $5,920 and $13,318, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2018 and 2017:

	As of September 30,
	2018	2017
Senior secured loans(1)	$183,668	$301,583
Weighted average current interest rate on senior secured loans(2)	7.5%	6.4%
Number of borrowers in SLF	32	50
Largest portfolio company investments(1)	$13,716	$13,820
Total of five largest portfolio company investments(1)	$57,330	$61,187

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2018
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	02/2022	7.0%	$2,073	$2,084
1A Smart Start LLC(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	02/2022	6.7	922	924
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior Loan	11/2018	7.2	6,561	3,609
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior Loan	11/2018	7.2	449	247
Boot Barn, Inc.	Retail Stores	Senior Loan	06/2021	6.9	9,533	9,533
Brandmuscle, Inc.	Printing and Publishing	Senior Loan	12/2021	7.1	4,678	4,674
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior Loan	12/2023	7.9	13	13
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior Loan	12/2023	6.7	2,499	2,499
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior Loan	12/2020	7.9	8,502	8,332
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior Loan	12/2020	7.9	4,284	4,198
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	2,417	2,417
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	1,215	1,215
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	58	58
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior Loan	06/2022	6.1	71	71
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior Loan	06/2022	6.1	4,821	4,821
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior Loan	01/2020	7.5	4,540	4,540
Flexan, LLC(4)	Chemicals, Plastics and Rubber	Senior Loan	02/2020	9.8	304	304
Flexan, LLC	Chemicals, Plastics and Rubber	Senior Loan	02/2020	8.1	5,967	5,967
Flexan, LLC	Chemicals, Plastics and Rubber	Senior Loan	02/2020	8.1	1,657	1,657
Gamma Technologies, LLC(4)	Electronics	Senior Loan	06/2024	7.7	10,186	10,186
III US Holdings, LLC	Diversified/Conglomerate Service	Senior Loan	09/2022	9.0	4,927	4,927
Jensen Hughes, Inc.	Buildings and Real Estate	Senior Loan	03/2024	6.7	2,293	2,293
Jensen Hughes, Inc.	Buildings and Real Estate	Senior Loan	03/2024	6.7	119	119
Jensen Hughes, Inc.	Buildings and Real Estate	Senior Loan	03/2024	6.7	64	64
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior Loan	05/2020	8.3	8,745	8,133
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	05/2020	8.5	702	524
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	05/2020	8.5	1,957	1,369
Pasternack Enterprises, Inc. and Fairview Microwave, Inc (4)	Diversified/Conglomerate Manufacturing	Senior Loan	07/2025	6.2	5,318	5,291
Payless ShoeSource, Inc.	Retail Stores	Senior Loan	08/2022	11.3	762	528
Polk Acquisition Corp.	Automobile	Senior Loan	06/2022	7.5	93	93
Polk Acquisition Corp.	Automobile	Senior Loan	06/2022	7.2	4,513	4,513
Polk Acquisition Corp.	Automobile	Senior Loan	06/2022	7.2	53	53
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	411	411
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	10,152	10,152
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	45	45
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	148	148

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
RSC Acquisition, Inc.(4)	Insurance	Senior Loan	11/2021	6.8%	$17	$17
RSC Acquisition, Inc.(4)	Insurance	Senior Loan	11/2022	6.7	3,824	3,815
Rubio's Restaurants, Inc.(4)	Beverage, Food and Tobacco	Senior Loan	10/2019	7.6	4,941	4,941
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior Loan	04/2019	7.6	991	991
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior Loan	04/2019	7.6	5,061	5,061
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	70	64
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	4,345	3,997
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	45	42
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	64	59
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior Loan	09/2022	6.4	2,354	2,342
SEI, Inc.(4)	Electronics	Senior Loan	07/2023	7.5	13,716	13,716
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	7.0	10,142	10,142
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	4,507	4,416
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	486	476
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	7.1	650	637
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	7.1	239	235
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	3,532	3,460
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior Loan	01/2024	6.6	2,830	2,830
W3 Co.	Oil and Gas	Senior Loan	03/2022	8.2	1,253	1,251
WHCG Management, LLC(4)	Healthcare, Education and Childcare	Senior Loan	03/2023	7.4	7,900	7,900
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior Loan	08/2022	6.5	5,609	5,609
Total senior loan investments					$183,668	$178,053

Payless ShoeSource, Inc. (6)(7)	Retail Stores	LLC interest	N/A	N/A	35	$54
W3 Co. (6)(7)	Oil and Gas	LLC units	N/A	N/A	3	1,073
Total equity investments						$1,127

Total investments					$183,668	$179,180

(1)	Represents the weighted average annual current interest rate as of September 30, 2018.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(4)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of September 30, 2018. As such, no interest is being earned on this investment.

(6)	Equity investment received as a result of the portfolio company's debt restructuring.

(7)	Non-income producing.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2017 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.7%	$83	$81
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	6.2	53	52
PowerPlan Holdings, Inc. (4)	Utilities	Senior loan	02/2022	6.5	11,365	11,365
Premise Health Holding Corp. (4)	Healthcare, Education and Childcare	Senior loan	06/2020	5.8	11,772	11,772
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.7	9,738	9,738
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2019	7.9	597	597
R.G. Barry Corporation	Personal, Food and Miscellaneous Services	Senior loan	09/2019	6.2	5,217	5,217
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	7,793	7,793
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	595	595
Radiology Partners, Inc. (4)	Healthcare, Education and Childcare	Senior loan	09/2020	7.1	505	505
Reliant Pro ReHab, LLC (4)	Healthcare, Education and Childcare	Senior loan	12/2017	6.3	3,240	3,240
RSC Acquisition, Inc. (4)	Insurance	Senior loan	11/2022	6.6	3,864	3,864
RSC Acquisition, Inc.	Insurance	Senior loan	11/2020	6.1	15	15
Rubio's Restaurants, Inc. (4)	Beverage, Food and Tobacco	Senior loan	11/2018	6.1	4,992	4,992
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	06/2018	6.6	5,792	5,792
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0	4,782	4,686
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.8	70	69
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	7.0	50	49
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	10/2019	8.8	34	33
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior loan	09/2022	5.8	2,521	2,490
Sarnova HC, LLC	Healthcare, Education and Childcare	Senior loan	01/2022	6.0	3,684	3,684
SEI, Inc.	Electronics	Senior loan	07/2021	6.0	13,820	13,820
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	6.0	11,313	11,313
Severin Acquisition, LLC (4)	Diversified/Conglomerate Service	Senior loan	07/2021	6.1	4,832	4,830
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.0	5,290	5,265
Severin Acquisition, LLC	Diversified/Conglomerate Service	Senior loan	07/2021	6.2	668	670
Severin Acquisition, LLC (5)	Diversified/Conglomerate Service	Senior loan	07/2021	N/A (6)	—	(1)
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	867	754
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	60
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC	Beverage, Food and Tobacco	Senior loan	05/2018	6.8	68	59
Smashburger Finance LLC (5)	Beverage, Food and Tobacco	Senior loan	05/2018	N/A (6)	—	(15)
Stomatcare DSO, LLC (7)	Healthcare, Education and Childcare	Senior loan	05/2022	6.2% PIK	625	329
Tate's Bake Shop, Inc. (4)	Beverage, Food and Tobacco	Senior loan	08/2019	6.3	2,926	2,926
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	5.5	4,553	4,553
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	3,567	3,567
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	687	687
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.0	514	514
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	6.1	252	252
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2021	6.6	7,393	7,393
Transaction Data Systems, Inc.	Diversified/Conglomerate Service	Senior loan	06/2020	5.8	22	21
W3 Co.	Oil and Gas	Senior loan	03/2022	7.2	1,266	1,269
WHCG Management, LLC (4)	Healthcare, Education and Childcare	Senior loan	03/2023	6.1	7,980	7,980

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2017 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
WIRB-Copernicus Group, Inc.	Healthcare, Education and Childcare	Senior loan	08/2022	6.3	5,666	5,666
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	10,369	10,369
Young Innovations, Inc. (4)	Healthcare, Education and Childcare	Senior loan	01/2019	6.3	209	209
Total senior loan investments					$301,583	$298,941

Payless ShoeSource, Inc. (8)(9)	Retail Stores	LLC interest	N/A	N/A	35	$843
W3 Co. (8)(9)	Oil and Gas	LLC units	N/A	N/A	3	1,146
Total equity investments						$1,989

Total investments					$301,583	$300,930

(1)	Represents the weighted average annual current interest rate as of September 30, 2017.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(4)	The Company also hold a portion of the senior secured loan in this portfolio company.

(5)	The negative fair value is the result of the unfunded commitment being valued below par.

(6)	The entire commitment was unfunded as of September 30, 2017. As such, no interest is being earned on this investment.

(7)	Loan was on non-accrual status as of September 30, 2017, meaning that SLF has ceased recognizing interest income on the loan.

(8)	Equity investment received as a result of the portfolio company's debt restructuring.

(9)	Non-income producing.

As of September 30, 2018, the Company has committed to fund $175,000 of LLC equity interest subscriptions to SLF. As of September 30, 2018 and 2017, $75,407 and $97,457, respectively, of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the years ended September 30, 2018 and 2017, the Company received $8,099 and $4,929, respectively, in dividend income from the SLF LLC equity interest.

The subordinated notes, previously issued by SLF to the Company and RGA were redeemed and terminated on December 30, 2016. For the years ended September 30, 2018 and 2017, the Company earned interest income on the subordinated notes of $0 and $1,639, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

See below for certain summarized financial information for SLF as of and for the years ended September 30, 2018 and 2017:

	As of	As of
	September 30, 2018	September 30, 2017
Selected Balance Sheet Information:
Investments, at fair value	$179,180	$300,930
Cash and other assets	7,127	5,305
Receivable from investments sold	19	—
Total assets	$186,326	$306,235
Senior credit facility	$104,622	$197,700
Unamortized debt issuance costs	(18)	(712)
Other liabilities	484	658
Total liabilities	105,088	197,646
Members’ equity	81,238	108,589
Total liabilities and members' equity	$186,326	$306,235

	Years ended September 30,
	2018	2017
Selected Statement of Operations Information:
Interest income	$18,285	$21,455
Fee income	202	5
Total investment income	18,487	21,460
Interest and other debt financing expense	6,687	10,236
Administrative service fee	404	477
Other expenses	93	131
Total expenses	7,184	10,844
Net investment income	11,303	10,616
Net realized gain (loss) on investments	—	(7,379)
Net change in unrealized appreciation (depreciation) on investments	(4,197)	4,647
Net increase (decrease) in members' equity	$7,106	$7,884

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2018, 2017 and 2016. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2018 and 2017, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs.

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

As of September 30, 2018 and 2017, there were no secured borrowings outstanding. Previous secured borrowings were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2018 and 2017:

As of September 30, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,671,051	$1,671,051
Equity investments(1)	—	—	40,706	40,706
Money market funds(1)(2)	10,532	—	—	10,532
Investment measured at NAV(3)(4)	—	—	—	71,084
Total assets, at fair value:	$10,532	$—	$1,711,757	$1,793,373

As of September 30, 2017	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,538,606	$1,538,606
Equity investments(1)	—	—	51,394	51,394
Money market funds(1)(2)	13,825	—	—	13,825
Investment measured at NAV(3)(4)	—	—	—	95,015
Total assets, at fair value:	$13,825	$—	$1,590,000	$1,698,840

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.

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
The net change in unrealized appreciation (depreciation) for the years ended September 30, 2018, 2017 and 2016 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held at the end of each year was $3,600, $4,846 and $2,528, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents the changes in investments and secured borrowings measured at fair value using Level 3 inputs for the years ended September 30, 2018 and 2017:

	Year ended September 30, 2018
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,538,606	$51,394	$1,590,000
Net change in unrealized appreciation (depreciation) on investments	1,533	(11,239)	(9,706)
Realized gain (loss) on investments	(4,516)	21,970	17,454
Funding of (proceeds from) revolving loans, net	(7,235)	—	(7,235)
Fundings of investments	628,608	5,824	634,432
PIK interest	1,622	—	1,622
Proceeds from principal payments and sales of portfolio investments	(497,208)	(27,243)	(524,451)
Accretion of discounts and amortization of premiums	9,641	—	9,641
Fair value, end of period	$1,671,051	$40,706	$1,711,757

	Year ended September 30, 2017
	Debt Investments	Equity Investments	Total Investments	Secured Borrowings
Fair value, beginning of period	$1,573,953	$59,732	$1,633,685	$475
Net change in unrealized appreciation (depreciation) on investments	1,146	222	1,368	—
Net change in unrealized appreciation (depreciation) on secured borrowings		—	—	(3)
Realized gain (loss) on investments	(372)	9,774	9,402	—
Funding of (proceeds from) revolving loans, net	331	—	331	—
Fundings of investments	570,950	4,677	575,627	—
PIK interest	1,839	—	1,839	—
Proceeds from principal payments and sales of portfolio investments	(540,050)	(23,011)	(563,061)	—
Non-cash proceeds from subordinated notes in SLF principal payments	(78,689)	—	(78,689)	—
Repayments on secured borrowings	—	—	—	(475)
Accretion of discounts and amortization of premiums	9,498	—	9,498	3
Fair value, end of period	$1,538,606	$51,394	$1,590,000	$—

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2018 and 2017.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)(2)	$225,960	Market rate approach	Market interest rate	4.3% - 9.9% (7.2%)
		Market comparable companies	EBITDA multiples	5.0x - 15.0x (11.1x)
	3,926	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(3)(4)	$1,422,601	Market rate approach	Market interest rate	2.0% - 13.8% (8.8%)
		Market comparable companies	EBITDA multiples	4.5x - 35.0x (13.6x)
			Revenue multiples	1.3x - 10.2x (4.1x)
	3,253	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(1)(5)	$9,686	Market rate approach	Market interest rate	8.0% - 19.5% (10.4%)
		Market comparable companies	EBITDA multiples	10.5x - 11.0x (10.5x)
			Revenue multiples	5.1
Equity(6)(7)	$40,706	Market comparable companies	EBITDA multiples	4.5x - 28.5x (12.2x)
			Revenue multiples	1.3x - 10.2x (4.0x)

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2018 was determined using the market rate approach.

(2)	Excludes $1,283 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(3)	Excludes $4,342 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(4)	The Company valued $1,253,179 and $169,422 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)
The Company valued $9,502 and $184 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(6)	Excludes $71,084 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.

(7)	The Company valued $36,714 and $3,992 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)(7)
Assets:
Senior secured loans(1)(2)	$184,529	Market rate approach	Market interest rate	5.6% - 12.5% (6.9%)
		Market comparable companies	EBITDA multiples	5.0x - 17.5x (11.6x)
	10,560	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(3)(4)	$1,327,788	Market rate approach	Market interest rate	2.3% - 39.5% (8.1%)
		Market comparable companies	EBITDA multiples	4.0x - 35.0x (12.5x)
			Revenue multiples	2.0x - 7.5x (3.9x)
	3,281	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(1)	$9,493	Market rate approach	Market interest rate	9.3% - 19.5% (9.4%)
		Market comparable companies	EBITDA multiples	10.5x - 11.0x (10.5x)
Equity(5)(6)	$51,394	Market comparable companies	EBITDA multiples	4.0x - 43.3x (12.5x)
			Revenue multiples	2.0x - 5.8x (3.0x)

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2017 was determined using the market rate approach.

(2)
Excludes $(60) of non-accrual loans at fair value, which the Company valued using the market comparable companies approach. The negative fair value is a result of the unfunded commitment being valued below par.

(3)	Excludes $3,015 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(4)	The Company valued $1,189,176 and $138,612 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)	Excludes $95,015 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.

(6)	The Company valued $47,092 and $4,302 of equity investments using EBITDA and revenue multiples, respectively.

(7)	Unobservable inputs were weighted by the relative fair value of the instruments.
The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity investments are EBITDA multiples, revenue multiples and market interest rates. The Company uses EBITDA multiples and, to a lesser extent, revenue multiples on its debt and equity investments to determine any credit gains or losses. Increases or decreases in either of these inputs in isolation would have resulted in a significantly lower or higher fair value measurement. The Company uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield was significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan may have been lower.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of September 30, 2018 and 2017. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of September 30, 2018		As of September 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$845,683	$837,578	$781,100	$788,762

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. As of September 30, 2018, the Company has not obtained either approval and, as a result and subject to the exemptive relief described below, remains subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from the asset coverage calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than 200% even if the Company does not receive approval for the modified asset coverage requirement permitted by Section 61(a)(2) of the 1940 Act. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of September 30, 2018, the Company’s asset coverage for borrowed amounts was 269.5% (excluding the SBA debentures).

Debt Securitizations: On July 16, 2010, the Company completed a $300,000 term debt securitization, which was subsequently increased to $350,000 (as amended, “2010 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations ("CLOs") and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company's overall asset coverage requirements. The notes (“2010 Notes”) offered in the 2010 Debt Securitization were issued by the 2010 Issuer, a subsidiary of Holdings. Through October 19, 2016, the 2010 Debt Securitization consisted of $203,000 of Aaa/AAA Class A 2010 Notes that bore interest at a rate of three-month LIBOR plus 1.74%, $12,000 of Class B 2010 Notes that bore interest at a rate of three-month LIBOR plus 2.40% and $135,000 of Subordinated 2010 Notes that do not bear interest. On October 20, 2016, the Company and the 2010 Issuer further amended the 2010 Debt Securitization to, among other things, (a) refinance the issued Class A 2010 Notes by redeeming in full the Class A 2010 Notes and issuing new Class A-Refi 2010 Notes in an aggregate principal amount of $205,000 that bore interest at a rate of three-month LIBOR plus 1.90%, (b) refinance the Class B Notes by redeeming in full the Class B 2010 Notes and issuing new Class B-Refi 2010 Notes in an aggregate principal amount of $10,000 that bore interest at a rate of three-month LIBOR plus 2.40%, and (c) extend the reinvestment period applicable to the 2010 Issuer to July 20, 2018. Following the refinancing, Holdings retained the Class B-Refi 2010 Notes. On July 20, 2018, in connection with a new revolving credit facility, the 2010 Issuer redeemed the outstanding 2010 Notes pursuant to the terms of the indenture governing such 2010 Notes. Following such redemption, the agreements governing the 2010 Debt Securitization were terminated.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The Class A-Refi 2010 Notes are included in the September 30, 2017, Consolidated Statement of Financial Condition as debt of the Company and the Class B-Refi 2010 Notes and Subordinated 2010 Notes were eliminated in consolidation. The Class A-Refi 2010 Notes and Class B-Refi 2010 Notes were secured by the assets held by the 2010 Issuer.

As of September 30, 2018, the 2010 Notes were no longer outstanding. As of September 30, 2017, there were 81 portfolio companies with a total fair value of $345,750 securing the 2010 Notes. The pool of loans in the 2010 Debt Securitization was required to meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2010 Debt Securitization was based on three-month LIBOR. For the years ended September 30, 2018, 2017 and 2016, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the years ended September 30,
	2018	2017	2016
Stated interest expense	$6,127	$6,156	$5,078
Amortization of debt issuance costs	189	256	390
Total interest and other debt financing expenses	$6,316	$6,412	$5,468
Cash paid for interest expense	$7,460	$5,901	$4,900
Average stated interest rate	3.7%	3.0%	2.4%
Average outstanding balance	$164,000	$205,520	$215,000
On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). Term debt securitizations are also known as CLOs and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company’s overall asset coverage requirements. The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization initially consisted of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. The Company retained all of the Class C 2014 Notes and LLC equity interests totaling $37,500 and $119,069, respectively. On March 23, 2018, the Company and the 2014 Issuer amended the 2014 Debt Securitization to, among other things, (a) refinance the issued Class A-1 2014 Notes by redeeming in full the $191.0 million of Class A-1 2014 Notes and issuing new Class A-1-R 2014 Notes in an aggregate principal amount of $147,082 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.75% of the previously outstanding Class A-1 2014 Notes, (b) refinance the Class A-2 2014 Notes by redeeming in full the $20,000 of Class A-2 2014 Notes and issuing new Class A-2-R 2014 Notes in an aggregate principal amount of $15,401 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.95% of the previously outstanding Class A-2 2014 Notes, (c) refinance the Class B 2014 Notes by redeeming in full the $35,000 of Class B 2014 Notes and issuing new Class B-R 2014 Notes in an aggregate principal amount of $35,000 that bear interest at a rate of three-month LIBOR plus 1.40%, which is a decrease from the rate of three-month LIBOR plus 2.50% of the previously outstanding Class B 2014 Notes, (d) refinance the Class C 2014 Notes by redeeming in full the $37,500 of Class C 2014 Notes and issuing new Class C-R 2014 Notes in an aggregate principal amount of $37,500 that bear interest at a rate of three-month LIBOR plus 1.55%, which is a decrease from the rate of three-month LIBOR plus 3.50% of the previously outstanding Class C 2014 Notes. The Class C-R 2014 Notes were retained by the Company, and the Company remains the sole owner of the equity of the 2014 Issuer. The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the September 30, 2018 Consolidated Statement of Financial Condition as debt of the Company and the Class C-R 2014 Notes and LLC equity interests were eliminated in consolidation. The Class A-1, Class A-2 and

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Class B 2014 Notes are included in the September 30, 2017 Consolidated Statement of Financial Condition as debt of the Company and the Class C 2014 Notes and LLC equity interests were eliminated in consolidation.

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

As of September 30, 2018 and 2017, there were 83 and 85 portfolio companies with a total fair value of $346,130 and $382,957, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of September 30, 2018 based on the last interest rate reset was 2.3%. For the years ended September 30, 2018, 2017 and 2016, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the years ended September 30,
	2018	2017	2016
Stated interest expense	$8,063	$7,311	$6,029
Amortization of debt issuance costs	1,085	639	641
Total interest and other debt financing expenses	$9,148	$7,950	$6,670
Cash paid for interest expense	$8,289	$7,032	$5,786
Average stated interest rate	3.4%	3.0%	2.5%
Average outstanding balance	$236,961	$246,000	$246,000

As of September 30, 2018, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1-R, A-2-R and B-R 2014 Notes are as follows:

Description	Class A-1-R 2014 Notes	Class A-2-R 2014 Notes	Class B-R 2014 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$147,082	$15,401	$35,000
Moody’s Rating	"Aaa"	"Aaa"	"Aa1"
S&P Rating	"AAA"	"AAA"	"AA+"
Interest Rate	LIBOR + 0.95%	LIBOR + 0.95%	LIBOR + 1.40%

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

As part of each of the 2010 Debt Securitization and the 2014 Debt Securitization, GBDC entered into master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2010 Issuer and the 2014 Issuer, as applicable, and to purchase or otherwise acquire the Subordinated 2010 Notes and the LLC equity interests in the 2014 Issuer, as applicable. As of September 30, 2018, the 2014 Notes were the secured obligations of the 2014 Issuer and the indenture governing the 2014 Notes includes customary covenants and events of default.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SBA Debentures: On August 24, 2010, SBIC IV received approval for a license from the SBA to operate as an SBIC. On December 5, 2012, SBIC V received a license from the SBA to operate as an SBIC. On January 10, 2017, SBIC VI received a license from the SBA to operate as an SBIC. The reinvestment period for SBIC IV expired on September 30, 2018. SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments.

The licenses allow the SBICs to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures are non-recourse to GBDC, have interest payable semiannually and a ten-year maturity. The interest rate is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with ten-year maturities.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350,000 and the maximum amount that a single SBIC licensee may issue is $175,000. As of September 30, 2018, SBIC IV, SBIC V and SBIC VI had $115,000, $150,000 and $12,500, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2028, leaving incremental debenture commitments of $0, $0 and $37,500 for SBIC IV, SBIC V and SBIC VI, respectively, under present SBIC regulations. As of September 30, 2017, SBIC IV, SBIC V and SBIC VI had $125,000, $133,000 and $9,000, respectively, of outstanding SBA-guaranteed debenture commitments that mature between September 2021 and September 2027 leaving incremental debenture commitments of $0, $17,000 and $41,000 for SBIC IV, SBIC V and SBIC VI, respectively, under present SBIC regulations. The original amount committed to SBIC IV by the SBA was $150,000. In March 2018 and September 2017, SBIC IV repaid $10,000 and $25,000, respectively, of the aggregate principal amount of the SBA-guaranteed debentures outstanding at the time and $10,000 and $25,000, respectively, of debenture commitments were terminated.

The interest rate on the outstanding debentures as of September 30, 2018 is fixed at an average interest rate of 3.4%. For the years ended September 30, 2018, 2017 and 2016, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the years ended September 30,
	2018	2017	2016
Stated interest expense	$9,239	$9,782	$8,554
Amortization of debt issuance costs	1,072	1,357	1,815
Total interest and other debt financing expenses	$10,311	$11,139	$10,369
Cash paid for interest expense	$9,196	$9,777	$8,475
Average stated interest rate	3.4%	3.5%	3.6%
Average outstanding balance	$273,970	$282,675	$239,432

Revolving Credit Facilities: On July 21, 2011, Funding entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent and lender, which as of September 30, 2018, allowed Funding to borrow up to $170,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Through a series of amendments, most recently on September 21, 2018, the Company and Funding amended the Credit Facility to, among other things, extend the expiration of the reinvestment period from September 27, 2018 to September 20, 2019, extend the stated maturity date from September 28, 2022 to September 21, 2023, and permit borrowings in foreign currencies. On December 14, 2017, the Company and Funding amended the Credit Facility to, among other things, decrease the size of the Credit Facility from $225,000 to $170,000 and decrease the interest the Credit Facility bears from one-month LIBOR plus 2.25% to one-month LIBOR plus 2.15%. In addition to the stated interest rate on the Credit Facility, the Company is required to pay a non-usage fee at a rate between 0.50% and 1.75% per annum depending on the size of the unused portion of the Credit Facility. The Credit Facility is

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

collateralized by all of the assets held by Funding, and GBDC has pledged its interests in Funding as collateral to Wells Fargo Bank, N.A., as the collateral agent, under an ancillary agreement to secure the obligations of GBDC as the transferor and servicer under the Credit Facility. Both GBDC and Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Credit Facility is subject to the 200% asset coverage requirements contained in the 1940 Act.

The Company has transferred certain loans and debt securities it has originated or acquired from time to time to Funding through a purchase and sale agreement and may cause Funding to originate or acquire loans in the future, consistent with the Company’s investment objectives.

As of September 30, 2018 and 2017, the Company had outstanding debt under the Credit Facility of $136,000 and $63,100, respectively. For the years ended September 30, 2018 and 2017, the Company had borrowings on the Credit Facility of $491,500 and $530,000, respectively, and repayments on the Credit Facility of $218,750 and $593,600, respectively.

For the years ended September 30, 2018, 2017 and 2016, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the years ended September 30,
	2018	2017	2016
Stated interest expense	$4,014	$4,445	$3,403
Facility fees	566	539	460
Amortization of debt issuance costs	668	1,037	1,304
Total interest and other debt financing expenses	$5,248	$6,021	$5,167
Cash paid for interest expense and facility fees	$4,450	$4,952	$3,856
Average stated interest rate	3.9%	3.2%	2.7%
Average outstanding balance	$102,985	$138,786	$125,908

On July 20, 2018, the 2010 Issuer entered into a credit facility (the “MS Credit Facility”) with Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Secured Funding, Inc., as administrative agent, and U.S. Bank National Association, as collateral agent for the administrative agent and the lenders. As of September 30, 2018, the MS Credit Facility allowed the 2010 Issuer to borrow up to $300,000 at any one time outstanding. The period from the closing date until January 18, 2019 is referred to as the revolving period and during such revolving period, the 2010 Issuer may request drawdowns under the MS Credit Facility. During the period prior to the last day of the revolving period, borrowings under the MS Credit Facility bear interest at a rate equal to the one-month LIBOR plus 1.90%. Commencing on the last day of the revolving period, the interest rate on borrowings under the MS Credit Facility will reset to one-month LIBOR plus 2.15% for the remaining term of the MS Credit Facility. The scheduled maturity date of the MS Credit Facility is March 20, 2019.

The MS Credit Facility is secured by all of the assets held by the 2010 Issuer. Pursuant to a collateral management agreement, the Investment Adviser has agreed to perform certain duties with respect to the purchase and management of the assets securing the MS Credit Facility. The Investment Adviser will not be paid a fee for such services under the collateral management agreement, but will be reimbursed for expenses incurred in the performance of such obligations other than any ordinary overhead expenses, which shall not be reimbursed. The 2010 Issuer made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the MS Credit Facility is subject to the leverage restrictions contained in 1940 Act.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2018, the Company had outstanding debt under the MS Credit Facility of $234,700. For the year ended September 30, 2018, the Company had borrowings on the MS Credit Facility of $248,450 and repayments on the MS Credit Facility of $13,750.

For the years ended September 30, 2018, 2017 and 2016, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility were as follows:

	For the years ended September 30,
	2018	2017	2016
Stated interest expense	$1,721	$—	$—
Amortization of debt issuance costs	301	—	—
Total interest and other debt financing expenses	$2,022	$—	$—
Cash paid for interest expense and facility fees	$—	$—	$—
Average stated interest rate	4.1%	N/A	N/A
Average outstanding balance	$42,239	$—	$—

Revolvers:  On November 22, 2013, Golub Capital BDC Revolver Funding, LLC ("Revolver Funding") entered into a $15,000 revolving line of credit (as amended, the “Revolver”), which could have been increased up to $30,000, with The PrivateBank and Trust Company. On October 21, 2015, the Company and Revolver Funding terminated the Revolver. There were no borrowings outstanding on the Revolver at the time of termination, and Revolver Funding was released of all obligations under the Revolver and all liens on the assets held by Revolver Funding collateralizing the Revolver were released.

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

The revolver was not in existence for the years ended September 30, 2018 and 2017. For the years ended September 30, 2018, 2017 and 2016, the weighted average outstanding balance was $0. For the year ended September 30, 2016, cash paid for facility fees was $2 and total interest expense of $36 included $2 of facility fees and $34 of amortization of deferred debt issuance costs.

On June 22, 2016, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $20,000 and an expiration date of June 22, 2019. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 2.5% as of September 30, 2018. As of September 30, 2018 and 2017, the Company had no outstanding debt under the Adviser Revolver. For the years ended September 30, 2018 and 2017, the Company had no borrowings and repayments, did not incur any interest expense and no cash was paid for interest on the Adviser Revolver. For the year ended September 30, 2016, the annualized average stated interest rate was 0.7% on average outstanding borrowings of $26, interest expense was an amount less than $1 and cash paid for interest was an amount less than $1. For the year ended September 30, 2016, the Company had borrowings on the Adviser Revolver of $9,500 and repayments on the Adviser Revolver of $9,500.
Other Short-Term Borrowings:  Borrowings with original maturities of less than one year are classified as short-term.  As of September 30, 2018 and 2017, there were no other short-term borrowings outstanding. Past short-term borrowings were the result of an investment sold under a repurchase agreement. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860 and remain as an investment on the Consolidated Statements of Financial Condition. The investment sold under the repurchase agreement was denominated in foreign currency and the

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Company entered into the repurchase agreement to help mitigate the impact that an adverse change in exchange rates would have on the value of that investment.

During the year ended September 30, 2018, proceeds from other short-term borrowings totaled $9,511 and repayments on other short-term borrowings totaled $9,359, respectively. During the years ended September 30, 2017 and 2016, there were no proceeds from or repayments on other short-term borrowings.

For the years ended September 30, 2018, 2017 and 2016, the effective interest rate on short-term borrowings was 4.8%, 0.0% and 0.0% and interest expense was $129, $0 and $0, respectively.

The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility, MS Credit Facility, Adviser Revolver, and other short-term borrowings) for the years ended September 30, 2018, 2017 and 2016, was $822,823, $872,980 and $826,366, respectively.

For the years ended September 30, 2018, 2017 and 2016, the effective average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding (excluding secured borrowings) was 4.0%, 3.6% and 3.4%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2018 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2014 Debt Securitization	$197,483	$—	$—	$—	$197,483
SBA debentures	277,500	—	35,300	102,950	139,250
Credit Facility	136,000	—	—	136,000	—
MS Credit Facility	234,700	234,700	—	—	—
Adviser Revolver	—	—	—	—	—
Total debt	$845,683	$234,700	$35,300	$238,950	$336,733

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

As of September 30, 2018 and 2017, there were no secured borrowings outstanding.

Past secured borrowings were the result of the Company’s completion of partial loan sales of one stop loans associated with a portfolio company that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and the partial loan sales were treated as secured borrowings.

During the years ended September 30, 2018, 2017 and 2016, there were no partial loan sales and net fundings on revolving and delayed draw secured borrowings totaled $0, $0, and $155, respectively, and repayments on secured borrowings totaled $0, $475 and $35 respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For the years ended September 30, 2018, 2017 and 2016, the effective average interest rate on secured borrowings, which includes amortization of original issuance costs, was 0.0%, 3.4% and 4.2%, respectively, and interest expense was $0, $9 and $14, respectively and amortization of original issue discount was $0, $3 and $0, respectively.

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
The following differences were reclassified for tax purposes for the years ended September 30, 2018, 2017 and 2016:

	Years ended September 30,
	2018	2017	2016
Increase/(decrease) in Paid in Capital in Excess of Par	$(5)	$38	$(341)
Increase/(decrease) in Capital Distributions in Excess of and Undistributed Net Investment Income	10,325	(1,120)	4,083
Increase/(decrease) in Net Realized Gain (Loss) on Investments	(10,320)	1,082	(3,742)
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized. Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company in tax years beginning after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2018, the Company estimates that it will not have any capital loss carry forward available for use in subsequent tax years. The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended September 30, 2018, 2017 and 2016:

	Years ended September 30,
	2018	2017	2016
Net increase in net assets resulting from operations	$81,970	$82,288	$69,204
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	11,587	(3,337)	2,030
Net change in unrealized (appreciation) depreciation on secured borrowings	—	(3)	—
Other income not currently taxable	(11,004)	(7,509)	(6,129)
Expenses not currently deductible	324	2,911	1,665
Other income for tax but not book	9,730	9,346	5,774
Other deductions/losses for tax not book	(2)	(36)	(279)
Other realized gain/loss differences	(6,249)	(5,575)	1,275
Taxable income before deductions for distributions	$86,356	$78,085	$73,540

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The tax character of distributions paid during the years ended September 30, 2018, 2017 and 2016 was as follows:

	Years ended September 30,
	2018	2017	2016
Ordinary Income	$78,349	$85,304	$54,461
Long-Term Capital Gains	2,959	1,139	12,418
The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2018, 2017 and 2016 were as follows:

	As of September 30,
	2018	2017	2016
Undistributed ordinary income – tax basis	$1,844	$4,374	$14,792
Undistributed realized gains – tax basis	10,539	2,958	1,993
Net unrealized appreciation (depreciation) on investments	14,468	18,532	10,416
Other temporary differences	(7,604)	(7,285)	(4,429)
Total accumulated earnings (deficit) – book basis	$19,247	$18,579	$22,772
For the tax year ended September 30, 2018, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders in 2019. The amount carried forward to 2019 is estimated to be approximately $12,383, although this amount will not be finalized until the 2018 tax returns are filed in 2019.
As of September 30, 2018, the Federal tax cost of investments was $1,771,041 resulting in estimated gross unrealized gains and losses of $43,796 and $31,996, respectively.

Note 8. Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $57,650 and $60,497 under various undrawn revolvers and other credit facilities as of September 30, 2018 and 2017, respectively. As described in Note 4, the Company had commitments of up to $99,593 and $77,543 to SLF as of September 30, 2018 and 2017, respectively that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of September 30, 2018 and 2017. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

	Years ended September 30,
Per share data:(1)	2018	2017	2016	2015	2014
Net asset value at beginning of period	$16.08	$15.96	$15.80	$15.55	$15.21
Net increase in net assets as a result of issuance of shares(2)	0.01	0.01	0.06	—	—
Net increase in net assets as a result of public offering	—	0.19	0.05	0.09	0.18
Distributions declared:
From net investment income	(1.31)	(1.51)	(1.04)	(1.18)	(1.28)
From capital gains	(0.05)	(0.02)	(0.24)	(0.10)	—
From return of capital	—	—	—	—	—
Net investment income(3)	1.27	1.23	1.25	1.20	1.26
Net realized gain (loss) on investments and foreign currency transactions	0.29	0.16	0.12	0.19	0.11
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(0.19)	0.06	(0.04)	0.05	0.07
Net asset value at end of period	$16.10	$16.08	$15.96	$15.80	$15.55
Per share market value at end of period	$18.75	$18.82	$18.57	$15.98	$15.95
Total return based on market value(4)	7.65%	10.23%	25.36%	8.21%	(0.52)%
Number of common shares outstanding	60,165,454	59,577,293	55,059,067	51,300,193	47,119,498

	Years ended September 30,
Listed below are supplemental data and ratios to the financial highlights:	2018	2017	2016	2015	2014
Ratio of net investment income to average net assets	7.88%	7.67%	7.88%	7.66%	8.12%
Ratio of total expenses to average net assets	7.89%	7.52%	7.58%	7.92%	7.61%
Ratio of incentive fees to average net assets	1.36%	0.83%	0.88%	1.33%	1.46%
Ratio of expenses (without incentive fees) to average net assets	6.53%	6.69%	6.70%	6.59%	6.16%
Total return based on average net asset value(5)	8.50%	9.08%	8.39%	9.19%	9.39%
Net assets at end of period	$968,854	$957,946	$878,825	$810,870	$732,739
Average debt outstanding	$822,823	$872,980	$826,366	$752,657	$587,624
Average debt outstanding per share	$13.68	$14.65	$15.01	$14.67	$12.47
Portfolio turnover	31.91%	34.06%	33.73%	47.69%	46.50%
Asset coverage ratio(6)	269.51%	285.23%	248.78%	237.28%	249.12%
Asset coverage ratio per unit(7)	$2,695	$2,852	$2,488	$2,373	$2,491
Average market value per unit:(8)
2010 Debt Securitization	N/A	N/A	N/A	N/A	N/A
2014 Debt Securitization	N/A	N/A	N/A	N/A	N/A
SBA Debentures	N/A	N/A	N/A	N/A	N/A
Credit Facility	N/A	N/A	N/A	N/A	N/A
MS Credit Facility	N/A	—	—	—	—
Revolver	—	—	N/A	N/A	N/A
Adviser Revolver	N/A	N/A	N/A	—	—

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

(2)	Net increase in net assets as a result of issuance of shares related to shares issued through the DRIP.

(3)	Net investment income per share for the years ended September 30, 2017 and 2016 ended is shown after a net expense of $17 and $333, respectively, for U.S. federal excise tax.

(4)	Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

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

(7)
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

(8)	Not applicable because such senior securities are not registered for public trading.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2018, 2017 and 2016:

	Years ended September 30,
	2018	2017	2016
Earnings available to stockholders	$81,970	$82,288	$69,204
Basic and diluted weighted average shares outstanding	59,803,208	56,913,064	51,948,378
Basic and diluted earnings per share	$1.37	$1.45	$1.33

Note 11. Common Stock Offerings
The following table summarizes the total shares issued and proceeds received in private placements and public offerings, net of underwriting discounts and offering costs, of the Company’s common stock for the years ended September 30, 2018, 2017 and 2016:

	Years ended September 30,
	2018	2017	2016
Shares issued	—	3,982,721	3,320,456
Offering price per share	—	Various	Various
Proceeds net of underwriting discounts and offering costs	$—	$73,614	$58,260
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

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the years ended September 30, 2018, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Year ended September 31, 2016
11/17/2015	12/11/2015	12/29/2015	$0.32		$15,149	79,594	$1,267
02/02/2016	03/07/2016	03/30/2016	$0.32		$14,287	131,434	$2,155
05/03/2016	06/06/2016	06/29/2016	$0.32		$14,558	112,104	$1,926
08/03/2016	09/05/2016	09/29/2016	$0.32		$15,515	115,286	$2,022
Year ended September 30, 2017
11/14/2016	12/12/2016	12/29/2016	$0.57	(1)	$28,239	177,970	$3,145
02/07/2017	03/07/2017	03/30/2017	$0.32		$15,509	116,386	$2,167
05/04/2017	06/06/2017	06/29/2017	$0.32		$16,186	119,251	$2,171
08/02/2017	09/06/2017	09/29/2017	$0.32		$16,847	121,898	$2,179
Year ended September 30, 2018
11/17/2017	12/12/2017	12/28/2017	$0.40	(2)	$20,959	163,955	$2,872
02/06/2018	03/08/2018	03/30/2018	$0.32		$16,978	126,283	$2,139
05/04/2018	06/08/2018	06/28/2018	$0.32		$16,754	138,993	$2,404
08/07/2018	09/07/2018	09/28/2018	$0.32		$16,371	158,930	$2,830

(1)	Includes a special distribution of $0.25 per share.

(2)	Includes a special distribution of $0.08 per share.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 28, 2018, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On November 1, 2018, Golub Capital BDC CLO III LLC (the “2018 Issuer”), an indirect, wholly-owned, consolidated subsidiary of the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Golub Capital BDC CLO III Depositor LLC, as depositor, and Morgan Stanley & Co. LLC, as the initial purchaser (the “Initial Purchaser”), pursuant to which the 2018 Issuer agreed to sell certain notes to be issued pursuant to an indenture (the “2018 Notes”) to the Initial Purchaser as part of a new $602.4 million term debt securitization (the “GBDC 2018 Debt Securitization”). Term debt securitizations are also known as CLOs and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to its overall asset coverage requirement.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

On November 1, 2018, the 2010 Issuer entered into an amendment (the “Credit Facility Amendment”) to the documents governing the MS Credit Facility. The Credit Facility Amendment was effective as of November 1, 2018. The Credit Facility Amendment increased the borrowing capacity under the MS Credit Facility from $300.0 million to $450.0 million. The other material terms of the MS Credit Facility were unchanged.

On November 16, 2018, the Company completed a $602.4 million term debt securitization (the “2018 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to its overall asset coverage requirement. The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by Golub Capital BDC CLO III LLC, an indirect, wholly-owned and consolidated subsidiary of the Company (the “2018 Issuer”), and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327.0 million of AAA/AAA Class A 2018 Notes, which bear interest at the three-month LIBOR plus 1.48%; $61.2 million of AA Class B 2018 Notes, which bear interest at the three-month LIBOR plus 2.10%; $20.0 million of A Class C-1 2018 Notes, which bear interest at the three-month LIBOR plus 2.80%; $38.8 million of A Class C-2 2018 Notes, which bear interest at the three-month LIBOR plus 2.65%; $42.0 million of BBB- Class D 2018 Notes, which bear interest at the three-month LIBOR plus 2.95%; and $113.4 million of Subordinated 2018 Notes which do not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. Through January 20, 2023, all principal collections received on the underlying collateral may be used by the 2018 Issuer to purchase new collateral under the direction of GC Advisors, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. The 2018 Notes are scheduled to mature on January 20, 2031.

A portion of the proceeds of the private placement of the 2018 Notes, net of expenses, was used to repay all amounts outstanding under the MS Credit Facility, following which the agreements governing the MS Credit Facility were terminated.

Two loan sale agreements govern the 2018 Debt Securitization. Under the terms of the loan sale agreement entered into upon closing on November 16, 2018 (the “Closing Date”) of the 2018 Debt Securitization (the “Closing Date Loan Sale Agreement”), which provides for the sale of assets on the Closing Date to satisfy risk retention requirements, (1) the Company transferred to GC Advisors a portion of its ownership interest in the portfolio company investments securing the 2018 Debt Securitization for the purchase price and other consideration set forth in the Closing Date Loan Sale Agreement and (2) immediately thereafter, GC Advisors sold to the 2018 Issuer all of its ownership interest in such portfolio loans for the purchase price and other consideration set forth in the Closing Date Loan Sale Agreement. Under the terms of the other loan sale agreement governing the 2018 Debt Securitization (the “Depositor Loan Sale Agreement”), which provides for the sale of assets on the Closing Date as well as future sales from the Company to the 2018 Issuer through Golub Capital BDC CLO III Depositor LLC, a direct, wholly-owned and consolidated subsidiary of the Company (the “CLO Depositor”), (3) the Company sold and/or contributed to the CLO Depositor the remainder of its ownership interest in the portfolio company investments securing the 2018 Debt Securitization and participations for the purchase price and other consideration set forth in the Depositor Loan Sale Agreement and (4) CLO Depositor, in turn, sold to the 2018 Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and other consideration set forth in one of the loan sale agreements. Following these transfers, the 2018 Issuer, and not GC Advisors, CLO Depositor or the Company, held all of the ownership interest in such portfolio company investments and participations. The Company made customary representations, warranties and covenants in these loan sale agreements.

The 2018 Notes are the secured obligations of the 2018 Issuer, and an indenture governing the 2018 Notes includes customary covenants and events of default. The 2018 Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

GC Advisors, will serve as collateral manager to the 2018 Issuer under a collateral management agreement and will receive a fee for providing these services in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2018 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Pursuant to the Investment Advisory Agreement, the total fees paid to GC Advisors for rendering collateral management services, which are less than the management fee payable under the Investment Advisory Agreement, will be offset against such management fee.

Under the 2018 Collateral Management Agreement, the term ‘‘collection period’’ refers to a quarterly period commencing on the third business day prior to the preceding collection period to the and ending on (but excluding) the third business day prior to the payment date. Pursuant to the Investment Advisory Agreement, the total fees paid to GC Advisors for rendering these collateral management services, which are less than the management fee payable under the Investment Advisory Agreement, will be offset against such management fee. In addition, the 2018 Issuer paid Morgan Stanley & Co. LLC structuring and placement fees for its services in connection with the structuring of the 2018 Debt Securitization.

On November 27, 2018, the Board recommended that the Company seek shareholder approval to reduce our asset coverage requirement to 150.0% at our annual meeting of stockholders currently scheduled for February 5, 2019. To the extent stockholder approval is received, we currently intend to target a GAAP debt-to-equity ratio of about 1.0x.

On November 27, 2018, the Company entered into a definitive agreement to merge with Golub Capital Investment Corporation ("GCIC") with the Company as the surviving entity. The Board and the board of directors of GCIC, including all of the respective independent directors, have approved the merger agreement and the transactions contemplated therein. Under the terms of the proposed merger, stockholders of GCIC will receive 0.865 shares of GBDC for each share of GCIC, subject to adjustment only in the event of reclassification, recapitalization, or similar transaction by either company. The combined company will remain externally managed by GC Advisors and all current GBDC officers and directors will remain in their current roles. The combined company will continue to trade under the ticker GBDC on the Nasdaq Global Select Market. Consummation of the proposed merger is subject to GBDC and GCIC stockholder approvals, customary regulatory approvals and other closing conditions. Assuming satisfaction of these conditions, the transaction is expected to close in the first half of 2019.

On November 27, 2018, the Board declared a quarterly distribution of $0.32 per share and a special distribution of $0.12 per share both of which are payable on December 28, 2018 to holders of record as of December 12, 2018.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 14. Selected Quarterly Financial Data (Unaudited)

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Total investment income	$40,428	$38,396	$36,897	$36,450
Net investment income	20,266	18,716	18,528	18,511
Net gain (loss) on investments, secured borrowings and foreign currency transactions	(4,363)	3,004	4,504	2,804
Net increase in net assets resulting from operations	15,903	21,720	23,032	21,315
Earnings per share	0.26	0.36	0.39	0.36
Net asset value per common share at period end	$16.10	$16.15	$16.11	$16.04

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Total investment income	$34,950	$35,408	$33,557	$33,849
Net investment income(1)	18,238	17,808	16,547	16,953
Net gain (loss) on investments, secured borrowings and foreign currency transactions	4,215	2,303	4,193	2,031
Net increase in net assets resulting from operations	22,453	20,111	20,740	18,984
Earnings per share	0.38	0.35	0.38	0.34
Net asset value per common share at period end	$16.08	$16.01	$15.88	$15.74

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Total investment income	$34,503	$32,106	$30,762	$30,500
Net investment income(2)	17,228	15,885	16,868	14,999
Net gain (loss) on investments, secured borrowings and foreign currency transactions	(1,129)	2,404	(2,691)	5,640
Net increase in net assets resulting from operations	16,099	18,289	14,177	20,639
Earnings per share	0.30	0.35	0.28	0.40
Net asset value per common share at period end	$15.96	$15.88	$15.85	$15.89

(1)	Net investment income for the three months ended March 31, 2017 and December 31, 2016 is shown after a net expense of $7 and $10, respectively, for U.S. federal excise tax.

(2)	Net investment income for the three months ended March 31, 2016 and December 31, 2015 is shown after a net expense of $31 and $302, respectively, for U.S. federal excise tax.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 15. Summarized Financial Information for SLF (Unaudited)

Provided in the table below are the Statements of Financial Condition for SLF as of September 30, 2018 and 2017:
Senior Loan Fund LLC
Statements of Financial Condition

	September 30, 2018	September 30, 2017
Assets
Investments, at fair value	$179,180	$300,930
Cash and cash equivalents	4,719	823
Restricted cash and cash equivalents	1,910	3,966
Interest receivable	498	516
Other assets	19	—
Total Assets	$186,326	$306,235
Liabilities
Senior credit facility	$104,622	$197,700
Less unamortized debt issuance costs	18	712
Senior credit facility less unamortized debt issuance costs	104,604	196,988
Interest payable	213	457
Accounts payable and accrued expenses	271	201
Total Liabilities	105,088	197,646
Members' equity	81,238	108,589
Total Liabilities and members' equity	$186,326	$306,235

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 15. Summarized Financial Information for SLF (Unaudited) - (continued)
Provided in the table below are the Statements of Operations for SLF for the years ended September 30, 2018, 2017 and 2016:
Senior Loan Fund LLC
Statements of Operations

	Years ended September 30,
	2018	2017	2016
Investment income
Interest income	$18,285	$21,455	$22,016
Fee income	202	5	84
Total investment income	18,487	21,460	22,100
Expenses
Interest and other debt financing expenses	6,687	10,236	15,715
Administrative service fee	404	477	457
Professional fees	92	128	150
General and administrative expenses	1	3	1
Total expenses	7,184	10,844	16,323
Net investment income	11,303	10,616	5,777
Net gain (loss) on investments
Net realized gain (loss):
Non-controlled/non-affiliate company investments	—	(7,379)	(479)
Net realized gain (loss)	—	(7,379)	(479)
Net unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(4,197)	4,647	(4,685)
Net change in unrealized appreciation (depreciation)	(4,197)	4,647	(4,685)
Net gain (loss) on investments	(4,197)	(2,732)	(5,164)
Net increase (decrease) in members' equity	$7,106	$7,884	$613

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2018 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
(b) Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and Ernst & Young LLP's Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.
(c) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 96
(2)	Financial Statement Schedules — None
(3)	Exhibits

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

10.1
Second Amended and Restated Investment Advisory Agreement, dated August 5, 2014, between Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q (File No. 814-00794), filed on August 7, 2014).

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

10.18
First Amendment to Senior Loan Fund LLC Limited Liability Company Agreement, dated July 31, 2014, by and between the Registrant and RGA Insurance Company (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 814-00794), filed on November 18, 2014).

10.19
Amendment No. 1 to Credit Agreement, dated as of November 24, 2014, by and among Golub Capital BDC Revolver Funding LLC, as the borrower; Golub Capital BDC, Inc., as servicer; and The PrivateBank and Trust Company as lender and administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 26, 2014).

10.2
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

10.21
Supplemental Indenture No. 2, dated as of June 25, 2015, by and between Golub Capital BDC 2010-1 LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 26, 2015).

10.22
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

10.23
Credit Facility Termination Agreement, dated as of October 21, 2015, by and among Golub Capital BDC Revolver Funding LLC as the borrower, the Registrant, as the servicer, U.S. Bank National Association, as collateral custodian, and The PrivateBank and Trust Company, as the lender and administrative agent. (Incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-5 (File No. 814-00794), filed on November 17, 2015).

10.24
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

10.25
Unsecured revolving loan agreement, dated as of June 22, 2016, by Golub Capital BDC, Inc., as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 814-00794), filed on August 3, 2016).

10.26
Supplemental Indenture No. 3, dated as of October 20, 2016, by and between Golub Capital BDC 2010-1 LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on October 20, 2016).

10.27
Joinder Supplement, dated as of May 2, 2017, by and among Golub Capital BDC Funding LLC, as the borrower; the lender identified therein, and Wells Fargo Securities, LLC, as the administrative agent. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 814-00794), filed on August 7, 2017).

10.28
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

10.29
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

10.3
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

10.31
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

10.32
Supplemental Indenture No. 1, dated March 23, 2018, by and between Golub Capital BDC 2014 LLC and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit (k)(28) to the Registrant’s Post-effective Amendment No. 4 to the Registration Statement on Form N-2 (File No. 333-215285), filed on April 27, 2018)

10.33
Credit Agreement, dated July 20, 2018, among Golub Capital BDC CLO 2010-1 LLC, as borrower; Morgan Stanley Bank, N.A., as lender; Morgan Stanley Senior Secured Funding, Inc., as administrative agent; and U.S. Bank National Association, as collateral agent for the administrative agent and the lenders. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on July 23, 2018).

10.34
Security Agreement, dated July 20, 2018, by and among Golub Capital BDC CLO 2010-1 LLC, as the borrower; Morgan Stanley Senior Funding, Inc., as administrative agent; and U.S. Bank National Association, as collateral agent. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on July 23, 2018).

10.35
Warehouse Collateral Management Agreement, dated July 20, 2018, by and among Golub Capital BDC CLO 2010-1 LLC, as the issuer; Morgan Stanley Senior Secured Funding, Inc., as administrative agent; and GC Advisors LLC, as warehouse collateral manager. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on July 23, 2018).

10.36
Seventh Amendment to Amended and Restated Loan and Servicing Agreement, dated as of September 21, 2018, by and among Golub Capital BDC Funding LLC, as the borrower; Golub Capital BDC, Inc., as the transferor and servicer; the institutional lenders identified on the signature pages thereto; Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on September 26, 2018).

10.37
Purchase Agreement, dated as of November 1, 2018, by and among Golub Capital BDC CLO III LLC, Golub Capital BDC CLO III Depositor LLC and Morgan Stanley & Co. LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 2, 2018).

10.38
First Amendment to Credit Agreement, dated as of November 1, 2018, by and among Golub Capital BDC 2010-1 LLC, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., and GC Advisors LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 2, 2018).

11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).
14.1	Code of Ethics of the Registrant and GC Advisors.*
14.2	Code of Ethics of GC Advisors LLC. (Filed as Exhibit 14.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 814-00794), filed on February 5, 2016).
21.1	List of Subsidiaries.*
24	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Privacy Policy of the Registrant.*
_________________
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC, Inc.
A Delaware Corporation

Date: November 28, 2018	By:	/s/ David B. Golub
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

Signature	Title	Date
/s/ David B. Golub	Chief Executive Officer and Director	November 28, 2018
David B. Golub	(Principal Executive Officer)

/s/ Ross A. Teune	Chief Financial Officer	November 28, 2018
Ross A. Teune	(Principal Accounting and Financial Officer)

/s/ Lawrence E. Golub	Chairman of the Board of Directors	November 28, 2018
Lawrence E. Golub

/s/ John T. Baily	Director	November 28, 2018
John T. Baily

/s/ Kenneth F. Bernstein	Director	November 28, 2018
Kenneth F. Bernstein

/s/ Anita R. Rosenberg	Director	November 28, 2018
Anita R. Rosenberg

/s/ William M. Webster IV	Director	November 28, 2018
William M. Webster IV