Form 10-Q
period 2018-12-31
GOLUB CAPITAL BDC, Inc.
filed 2019-02-06
CIK 1476765

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☐ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 6, 2019, the Registrant had 60,422,239 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2018	September 30, 2018
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,842,071	$1,704,473
Non-controlled affiliate company investments	7,493	7,284
Controlled affiliate company investments	68,915	71,084
Total investments at fair value (amortized cost of $1,915,841 and $1,780,652, respectively)	1,918,479	1,782,841
Cash and cash equivalents	12,706	5,878
Foreign currencies (cost of $296 and $159, respectively)	296	159
Restricted cash, cash equivalents and foreign currencies	40,703	39,668
Interest receivable	6,349	6,664
Other assets	1,274	342
Total Assets	$1,979,807	$1,835,552
Liabilities
Debt	$971,814	$845,683
Less unamortized debt issuance costs	3,796	2,934
Debt less unamortized debt issuance costs	968,018	842,749
Other short-term borrowings (proceeds of $21,719 and $0, respectively)	21,687	—
Interest payable	7,128	4,135
Management and incentive fees payable	15,494	17,671
Accounts payable and accrued expenses	2,456	2,069
Accrued trustee fees	70	74
Total Liabilities	1,014,853	866,698
Commitments and Contingencies (Note 7)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2018 and September 30, 2018	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 60,422,239 and 60,165,454 shares issued and outstanding as of December 31, 2018 and September 30, 2018, respectively	60	60
Paid in capital in excess of par	953,681	949,547
Distributable earnings	11,213	19,247
Total Net Assets	964,954	968,854
Total Liabilities and Total Net Assets	$1,979,807	$1,835,552
Number of common shares outstanding	60,422,239	60,165,454
Net asset value per common share	$15.97	$16.10

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2018	2017
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$38,677	$33,192
Dividend income	39	597
Fee income	522	534
Total investment income from non-controlled/non-affiliate company investments	39,238	34,323
From non-controlled affiliate company investments:
Interest income	173	162
Total investment income from non-controlled affiliate company investments	173	162
From controlled affiliate company investments:
Dividend income	—	1,965
Total investment income from controlled affiliate company investments	—	1,965
Total investment income	39,411	36,450
Expenses
Interest and other debt financing expenses	9,784	7,714
Base management fee	6,439	5,930
Incentive fee	1,983	2,871
Professional fees	588	688
Administrative service fee	699	618
General and administrative expenses	101	118
Total expenses	19,594	17,939
Net investment income	19,817	18,511
Net gain (loss) on investments and foreign currency
Net realized gain (loss) on investments and foreign currency transactions:
Non-controlled/non-affiliate company investments	(1,948)	481
Foreign currency transactions	(30)	—
Net realized gain (loss) on investments and foreign currency transactions	(1,978)	481
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation:
Non-controlled/non-affiliate company investments	261	988
Non-controlled affiliate company investments	82	559
Controlled affiliate company investments	106	776
Translation of assets and liabilities in foreign currencies	151	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	600	2,323
Net gain (loss) on investments and foreign currency	(1,378)	2,804
Net increase in net assets resulting from operations	$18,439	$21,315
Per Common Share Data
Basic and diluted earnings per common share	$0.31	$0.36
Dividends and distributions declared per common share	$0.44	$0.40
Basic and diluted weighted average common shares outstanding	60,176,619	59,584,421

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (1)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2017	59,577,293	$60	$939,307	$18,579	$957,946
Net increase in net assets resulting from operations:
Net investment income	—	—	—	18,511	18,511
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	481	481
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	2,323	2,323
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	163,955	—	2,872	—	2,872
Distributions from distributable earnings (2)	—	—	—	(23,831)	(23,831)
Total increase (decrease) for the period ended December 31, 2017	163,955	—	2,872	(2,516)	356
Balance at December 31, 2017	59,741,248	$60	$942,179	$16,063	$958,302
Balance at September 30, 2018	60,165,454	$60	$949,547	$19,247	$968,854
Net increase in net assets resulting from operations:
Net investment income	—	—	—	19,817	19,817
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(1,978)	(1,978)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	600	600
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	256,785	—	4,134	—	4,134
Distributions from distributable earnings	—	—	—	(26,473)	(26,473)
Total increase (decrease) for the period ended December 31, 2018	256,785	—	4,134	(8,034)	(3,900)
Balance at December 31, 2018	60,422,239	$60	$953,681	$11,213	$964,954

(1) The following table provides the reconciliation of the components of distributable earnings to conform to the current period presentation for the period ended December 31, 2017:

	Total increase (decrease) for the period ended December 31, 2017
	Undistributed Net Investment Income	Net Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Distributable Earnings
Net investment income	$18,511	$—	$—	$18,511
Net realized gain (loss) on investments and foreign currency transactions	—	—	481	481
Net change in unrealized gain (loss) on investments and foreign currency translation	—	2,323	—	2,323
Net increase in net assets from operations	$18,511	$2,323	$481	$21,315

(2) The following table provides the reconciliation of the components of distributions from distributable earnings to conform to the current period presentation for the period ended December 31, 2017:

Total increase (decrease) for the period ended December 31, 2017
Distributions to stockholders:
Distributions from net investment income	$(20,852)
Distributions from realized gain	(2,979)
Distributions from distributable earnings	$(23,831)

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended December 31,
	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$18,439	$21,315
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	669	794
Accretion of discounts and amortization of premiums	(1,953)	(2,709)
Net realized (gain) loss on investments	1,948	(481)
Net change in unrealized (appreciation) depreciation on investments	(449)	(2,323)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(151)	—
Proceeds from (fundings of) revolving loans, net	(2,531)	3,498
Fundings of investments	(195,731)	(137,941)
Proceeds from principal payments and sales of portfolio investments	63,621	101,876
PIK interest	(543)	(277)
Changes in operating assets and liabilities:
Interest receivable	315	(265)
Other assets	(932)	43
Interest payable	2,993	2,332
Management and incentive fees payable	(2,177)	2,291
Payable for investments purchased	—	550
Accounts payable and accrued expenses	387	(339)
Accrued trustee fees	(4)	2
Net cash (used in) provided by operating activities	(116,099)	(11,634)
Cash flows from financing activities
Borrowings on debt	782,122	98,600
Repayments of debt	(655,872)	(51,400)
Capitalized debt issuance costs	(1,531)	(35)
Proceeds from other short-term borrowings	21,719	—
Distributions paid	(22,339)	(20,959)
Net cash provided by (used in) financing activities	124,099	26,206
Net change in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents	8,000	14,572
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	45,705	62,558
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$53,705	$77,130
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$(6,121)	$(4,587)
Distributions declared during the period	(26,473)	(23,831)
Supplemental disclosure of noncash financing activity:
Stock issued in connection with dividend reinvestment plan	4,134	2,872

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash, cash equivalents, foreign currencies and restricted cash, cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of December 31,
	2018	2017
Cash and cash equivalents	$12,706	$5,750
Foreign currencies (cost of $296 and $0, respectively)	296	—
Restricted cash, cash equivalents and foreign currencies	40,703	71,380
Total cash, cash equivalents, restricted cash and cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows	$53,705	$77,130
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of restricted cash, cash equivalents and foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP#	Senior loan	L + 4.75%	(c)(d)	7.63%	12/2023	$9,903	$9,820	1.0%	$9,903
NTS Technical Systems^*#	One stop	L + 6.25%	(a)	8.60%	06/2021	22,356	22,153	2.3	22,356
NTS Technical Systems#	One stop	L + 6.25%	(c)	8.87%	06/2021	3,682	3,645	0.4	3,682
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(48)	—	—
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	9.27%	12/2019	3,899	3,845	0.1	780
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	9.27%	12/2019	659	658	0.1	659
Tronair Parent, Inc.^	Senior loan	L + 4.75%	(a)(c)	7.56%	09/2023	365	363	—	351
Tronair Parent, Inc.	Senior loan	L + 4.50%	(a)(c)(f)	7.28%	09/2021	80	79	—	77
Whitcraft LLC^*	One stop	L + 6.25%	(c)	9.05%	04/2023	12,407	12,274	1.3	12,407
Whitcraft LLC^	One stop	L + 6.25%	(c)	9.05%	04/2023	194	191	—	194
Whitcraft LLC(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(1)	—	—
						53,545	52,979	5.2	50,409
Automobile
Dent Wizard International Corporation#	Senior loan	L + 4.00%	(a)	6.51%	04/2020	4,466	4,454	0.5	4,466
Grease Monkey International, LLC^*	Senior loan	L + 5.00%	(a)	7.52%	11/2022	4,851	4,804	0.5	4,851
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.52%	11/2022	149	147	—	149
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.52%	11/2022	105	104	—	105
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.52%	11/2022	76	75	—	76
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)(c)	7.52%	11/2022	49	48	—	49
Grease Monkey International, LLC	Senior loan	L + 5.00%	(c)	7.47%	11/2022	12	11	—	12
Power Stop, LLC#	Senior loan	L + 4.75%	(c)	7.55%	10/2025	1,355	1,349	0.2	1,349
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	9.02%	04/2023	8,729	8,634	0.9	8,729
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)(c)	8.98%	04/2023	150	148	—	150
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	9.02%	04/2023	100	99	—	100
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.98%	04/2023	40	39	—	40
Quick Quack Car Wash Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	04/2023	—	(3)	—	—
						20,082	19,909	2.1	20,076
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.	One stop	L + 5.75%	(a)	8.27%	04/2021	6,998	6,933	0.7	6,998
Abita Brewing Co., L.L.C.	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
C. J. Foods, Inc.^*	One stop	L + 6.25%	(c)	9.05%	05/2020	8,560	8,515	0.9	8,560
C. J. Foods, Inc.^	One stop	L + 6.25%	(c)	9.05%	05/2020	648	646	0.1	648
C. J. Foods, Inc.	One stop	L + 6.25%	(c)	8.91%	05/2020	517	515	0.1	517
Cafe Rio Holding, Inc.^	One stop	L + 5.75%	(a)	8.27%	09/2023	10,344	10,201	1.1	10,344
Cafe Rio Holding, Inc.*	One stop	L + 5.75%	(a)	8.27%	09/2023	79	78	—	79
Cafe Rio Holding, Inc.	One stop	P + 4.75%	(f)	10.25%	09/2023	65	63	—	65
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(a)	8.27%	09/2023	40	37	—	40
Fintech Midco, LLC*	One stop	L + 6.00%	(a)	8.53%	08/2024	12,962	12,841	1.3	12,962
Fintech Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2024	—	(1)	—	—
Fintech Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2024	—	(2)	—	—
Flavor Producers, LLC#	Senior loan	L + 4.75%	(c)	7.56%	12/2023	2,240	2,213	0.2	2,240
Flavor Producers, LLC(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	—	(1)	—	—
FWR Holding Corporation^	One stop	L + 5.75%	(a)	8.26%	08/2023	5,246	5,185	0.6	5,246
FWR Holding Corporation	One stop	L + 5.75%	(a)	8.26%	08/2023	102	101	—	102

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
FWR Holding Corporation	One stop	L + 5.75%	(a)	8.26%	08/2023	$64	$64	—%	$64
FWR Holding Corporation	One stop	P + 4.75%	(f)	10.25%	08/2023	25	24	—	25
Global ID Corporation*	One stop	L + 6.50%	(c)	9.30%	11/2021	5,131	5,094	0.5	5,131
Global ID Corporation*	One stop	L + 6.50%	(c)	9.30%	11/2021	71	71	—	71
Global ID Corporation	One stop	L + 6.50%	(c)	9.30%	11/2021	43	42	—	43
Global ID Corporation	One stop	L + 6.50%		N/A(6)	11/2021	—	—	—	—
Mendocino Farms, LLC(5)	One stop	L + 1.00%		N/A(6)	06/2023	—	(2)	—	—
Mid-America Pet Food, L.L.C.^*	One stop	L + 6.00%	(c)	8.80%	12/2021	10,726	10,644	1.1	10,726
Mid-America Pet Food, L.L.C.(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(1)	—	—
NBC Intermediate, LLC^	Senior loan	L + 4.25%	(a)	6.78%	09/2023	2,024	2,007	0.2	2,024
NBC Intermediate, LLC *	Senior loan	L + 4.25%	(a)	6.78%	09/2023	1,094	1,084	0.1	1,094
NBC Intermediate, LLC	Senior loan	L + 4.25%		N/A(6)	09/2023	—	—	—	—
Purfoods, LLC	One stop	L + 6.00%	(c)	8.71%	05/2021	8,379	8,281	0.9	8,379
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	116	116	—	116
Purfoods, LLC	One stop	L + 6.00%	(c)	8.78%	05/2021	55	55	—	55
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.80%	05/2021	39	39	—	39
Purfoods, LLC	One stop	L + 6.00%	(a)	8.43%	05/2021	35	34	—	35
Purfoods, LLC*	One stop	L + 6.00%	(c)	8.80%	05/2021	30	30	—	30
Purfoods, LLC	One stop	L + 6.00%	(c)	8.80%	05/2021	30	30	—	30
Purfoods, LLC	One stop	L + 6.00%	(c)	8.80%	05/2021	30	30	—	30
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.80%	05/2021	24	23	—	24
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.80%	05/2021	15	15	—	15
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.80%	05/2021	15	15	—	15
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.80%	05/2021	14	14	—	14
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.80%	05/2021	11	11	—	11
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.80%	05/2021	11	11	—	11
Purfoods, LLC^	One stop	L + 6.00%	(c)	8.80%	05/2021	10	10	—	10
Rubio's Restaurants, Inc.^*	Senior loan	L + 5.25%	(c)	8.05%	10/2019	11,145	11,011	1.2	11,145
Uinta Brewing Company^(7)	One stop	L + 8.50%	(a)	11.02%	08/2019	3,725	3,716	0.2	1,676
Uinta Brewing Company(7)	One stop	L + 8.50%	(a)	11.02%	08/2019	693	691	—	291
Wood Fired Holding Corp.*	One stop	L + 5.75%	(c)	8.65%	12/2023	6,953	6,884	0.7	6,883
Wood Fired Holding Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(1)	—	(1)
Wood Fired Holding Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(1)	—	(1)
						98,309	97,365	9.9	95,786
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	(a)	7.27%	05/2021	1,443	1,440	0.2	1,443

Building and Real Estate
Brooks Equipment Company, LLC^*	One stop	L + 5.00%	(c)	7.71%	08/2020	21,096	21,009	2.2	21,096
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(b)(c)	7.67%	08/2020	2,107	2,100	0.2	2,107
Brooks Equipment Company, LLC	One stop	P + 3.75%	(f)	9.25%	08/2020	178	172	—	178
Jensen Hughes, Inc.#	Senior loan	L + 4.50%	(c)	6.99%	03/2024	500	498	0.1	500
Jensen Hughes, Inc.#	Senior loan	L + 4.50%	(c)(f)	7.31%	03/2024	153	152	—	153
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(c)	6.96%	03/2024	29	29	—	29
MRI Software LLC^	One stop	L + 5.50%	(c)	8.31%	06/2023	23,624	23,126	2.5	23,624
MRI Software LLC^*	One stop	L + 5.50%	(c)	8.31%	06/2023	13,710	13,585	1.4	13,710

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Building and Real Estate - (continued)
MRI Software LLC^	One stop	L + 5.50%	(c)	8.31%	06/2023	$356	$353	—%	$356
MRI Software LLC*	One stop	L + 5.50%	(c)	8.31%	06/2023	295	292	—	295
MRI Software LLC#	One stop	L + 5.50%	(c)	8.31%	06/2023	294	291	—	294
MRI Software LLC*	One stop	L + 5.50%	(c)	8.31%	06/2023	194	192	—	194
MRI Software LLC^	One stop	L + 5.50%	(c)	8.31%	06/2023	165	163	—	165
MRI Software LLC	One stop	L + 5.50%	(c)	7.90%	06/2023	105	104	—	105
MRI Software LLC	One stop	L + 5.50%	(a)	7.98%	06/2023	19	16	—	19
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	06/2023	—	(5)	—	—
						62,825	62,077	6.4	62,825
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	(c)	8.55%	02/2020	2,304	2,292	0.2	2,304
Flexan, LLC^	One stop	L + 5.75%	(c)	8.55%	02/2020	1,083	1,080	0.1	1,083
Flexan, LLC	One stop	P + 4.50%	(f)	10.00%	02/2020	11	11	—	11
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(c)	8.03%	07/2024	6,880	6,737	0.7	6,880
Inhance Technologies Holdings LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(1)	—	—
Inhance Technologies Holdings LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(1)	—	—
						10,278	10,118	1.0	10,278
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.#	Senior loan	L + 4.00%	(c)(f)	6.61%	05/2025	6,836	6,726	0.7	6,836
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.76%	05/2023	43	41	—	43
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.82%	05/2025	12	8	—	12
Inventus Power, Inc.^*	One stop	L + 6.50%	(a)	9.02%	04/2020	7,264	7,250	0.7	6,538
Inventus Power, Inc.	One stop	L + 6.50%	(a)(c)	9.09%	04/2020	271	270	—	236
Onicon Incorporated^#	One stop	L + 5.50%	(c)	8.30%	04/2022	22,173	21,933	2.3	21,786
Onicon Incorporated#(8)(9)	One stop	L + 5.50%	(c)	6.50%	04/2022	4,173	4,101	0.4	4,136
Onicon Incorporated(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(6)	—	(18)
Pasternack Enterprises, Inc. and Fairview Microwave, Inc#	Senior loan	L + 4.00%	(c)(f)	6.52%	07/2025	5,620	5,594	0.6	5,620
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Senior loan	L + 4.00%		N/A(6)	07/2023	—	—	—	—
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	(c)	7.53%	08/2022	1,728	1,698	0.2	1,728
Plex Systems, Inc.^*	One stop	L + 7.50%	(b)	10.01%	06/2020	18,797	18,659	2.0	18,797
Plex Systems, Inc.(5)	One stop	L + 7.50%		N/A(6)	06/2020	—	(12)	—	—
Reladyne, Inc.^*	Senior loan	L + 5.00%	(c)	7.40%	07/2022	16,836	16,659	1.7	16,836
Reladyne, Inc.^	Senior loan	L + 5.00%	(b)(c)	7.39%	07/2022	173	171	—	173
Reladyne, Inc.	Senior loan	L + 5.00%	(b)(c)	7.40%	07/2022	142	141	—	142
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.80%	07/2022	65	64	—	65
Reladyne, Inc.(5)	Senior loan	L + 5.00%		N/A(6)	07/2022	—	(2)	—	—
Reladyne, Inc.(5)	Senior loan	L + 5.00%		N/A(6)	07/2022	—	(3)	—	—
Source Refrigeration & HVAC, Inc.*	Senior loan	L + 4.75%	(c)	7.56%	04/2023	9,429	9,335	1.0	9,429
Source Refrigeration & HVAC, Inc.	Senior loan	L + 4.75%	(c)	7.56%	04/2023	111	110	—	111
Source Refrigeration & HVAC, Inc.	Senior loan	L + 4.75%	(c)	7.56%	04/2023	57	56	—	57
Source Refrigeration & HVAC, Inc.	Senior loan	P + 3.75%	(f)	9.25%	04/2023	43	42	—	43
Source Refrigeration & HVAC, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(2)	—	—
Sunless Merger Sub, Inc.#	Senior loan	L + 5.00%	(a)	7.52%	07/2019	1,321	1,323	0.2	1,321
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	(f)	9.25%	07/2019	237	237	—	237
Togetherwork Holdings, LLC#	One stop	L + 6.50%	(a)	9.02%	03/2025	9,135	9,014	1.0	9,135
Togetherwork Holdings, LLC*	One stop	L + 6.50%	(a)	9.02%	03/2025	556	548	0.1	556
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.02%	03/2025	150	147	—	150
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.02%	03/2025	122	120	—	122

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing - (continued)
Togetherwork Holdings, LLC*	One stop	L + 6.50%	(a)	9.02%	03/2025	$115	$114	$—%	$115
Togetherwork Holdings, LLC*	One stop	L + 6.50%	(a)	9.02%	03/2025	107	106	—	107
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.01%	03/2024	17	16	—	17
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.02%	03/2025	4	4	—	4
						105,537	104,462	10.9	104,334
Diversified/Conglomerate Service
Accela, Inc.*	One stop	L + 6.00%	(c)	8.80%	09/2023	5,261	5,196	0.5	5,261
Accela, Inc.	One stop	P + 5.00%	(f)	10.50%	09/2023	36	35	—	36
Agility Recovery Solutions Inc.^*	One stop	L + 6.50%	(a)	9.02%	03/2020	13,774	13,725	1.4	13,774
Agility Recovery Solutions Inc.	One stop	L + 6.50%	(c)	8.89%	03/2020	277	275	—	277
Anaqua, Inc.^*	One stop	L + 6.50%	(c)	8.98%	07/2022	6,931	6,855	0.7	6,931
Anaqua, Inc.(5)	One stop	L + 6.50%		N/A(6)	07/2022	—	(1)	—	—
AutoQuotes, LLC	One stop	L + 6.00%	(c)	8.69%	11/2024	4,635	4,556	0.5	4,589
AutoQuotes, LLC(5)	One stop	L + 6.00%		N/A(6)	11/2024	—	(1)	—	(1)
Bazaarvoice, Inc.*#	One stop	L + 5.75%	(a)	8.27%	02/2024	19,367	19,121	2.0	19,173
Bazaarvoice, Inc.	One stop	L + 5.75%	(a)(f)	8.27%	02/2024	50	46	—	48
Browz LLC	One stop	L + 9.50%	(b)(c)(f)	10.40% cash/1.50% PIK	03/2023	1,509	1,480	0.2	1,509
Browz LLC	One stop	L + 9.50%		N/A(6)	03/2023	—	—	—	—
Caliper Software, Inc.#	One stop	L + 5.50%	(a)	8.02%	11/2025	6,200	6,149	0.6	6,154
Caliper Software, Inc.	One stop	L + 5.50%	(b)	8.04%	11/2023	4	4	—	4
Centrify Corporation*	One stop	L + 6.25%	(c)	9.06%	08/2024	10,947	10,792	1.1	10,947
Centrify Corporation	One stop	P + 5.25%	(f)	10.75%	08/2024	50	48	—	50
Clearwater Analytics, LLC^*	One stop	L + 5.00%	(a)	7.52%	09/2022	8,532	8,332	0.9	8,532
Clearwater Analytics, LLC(5)	One stop	L + 5.00%		N/A(6)	09/2022	—	(2)	—	—
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.85% cash/0.50% PIK	05/2023	1,901	1,846	0.2	1,901
Cloudbees, Inc.	One stop	L + 9.00%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.	One stop	L + 7.50%	(a)	9.94%	03/2024	7,015	6,879	0.7	7,015
Confluence Technologies, Inc.(5)	One stop	L + 7.50%		N/A(6)	03/2024	—	(1)	—	—
Connexin Software, Inc.	One stop	L + 8.50%	(a)	11.02%	02/2024	2,401	2,350	0.2	2,401
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Conservice, LLC#	One stop	L + 5.25%	(a)	7.77%	12/2024	1,787	1,770	0.2	1,770
Conservice, LLC	One stop	P + 4.25%	(f)	9.75%	12/2024	1	1	—	1
Datto, Inc.*	One stop	L + 8.00%	(a)	10.46%	12/2022	11,156	10,978	1.2	11,156
Datto, Inc.(5)	One stop	L + 8.00%		N/A(6)	12/2022	—	(1)	—	—
Daxko Acquisition Corporation^*	One stop	L + 5.25%	(a)	7.77%	09/2023	11,218	10,996	1.2	11,218
Daxko Acquisition Corporation(5)	One stop	L + 5.25%		N/A(6)	09/2023	—	(1)	—	—
Digital Guardian, Inc.	One stop	L + 9.00%	(c)	10.40% cash/1.00% PIK	06/2023	4,010	3,965	0.4	4,010
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	01/2019	184	184	—	270
Digital Guardian, Inc.(5)	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	(2)
Digital Guardian, Inc.	One stop	L + 9.00%		N/A(6)	06/2023	—	—	—	—
DISA Holdings Acquisition Subsidiary Corp.#	Senior loan	L + 4.00%	(a)(c)	6.35%	06/2022	2,062	2,053	0.2	2,062
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%	(a)(c)(f)	6.51%	06/2022	4	4	—	4
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%		N/A(6)	06/2022	—	—	—	—
E2open, LLC*#	One stop	L + 5.00%	(c)	7.68%	11/2024	36,950	36,405	3.8	36,580
E2open, LLC	One stop	L + 5.00%	(c)	7.68%	11/2024	70	64	—	64
E2open, LLC(5)	One stop	L + 5.00%		N/A(6)	11/2024	—	(4)	—	(3)
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	9.03%	06/2022	11,113	10,970	1.2	11,113
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	9.00%	06/2022	100	99	—	100
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
EGD Security Systems, LLC^	One stop	L + 6.25%	(c)	8.96%	06/2022	$98	$97	$—%	$98
EGD Security Systems, LLC^	One stop	L + 6.25%	(c)	8.85%	06/2022	52	52	—	52
EGD Security Systems, LLC(5)	One stop	L + 6.25%		N/A(6)	06/2022	—	(1)	—	—
GS Acquisitionco, Inc.*#	One stop	L + 5.25%	(a)	7.78%	05/2024	22,783	22,573	2.4	22,783
GS Acquisitionco, Inc.*	One stop	L + 5.25%	(a)	7.78%	05/2024	876	868	0.1	876
GS Acquisitionco, Inc.	One stop	L + 5.25%	(a)	7.78%	05/2024	185	183	—	185
GS Acquisitionco, Inc.(5)	One stop	L + 5.00%		N/A(6)	05/2024	—	(1)	—	—
GS Acquisitionco, Inc.(5)	One stop	L + 5.25%		N/A(6)	05/2024	—	(3)	—	—
HealthcareSource HR, Inc.*	One stop	L + 6.75%	(c)	9.55%	05/2020	23,329	23,171	2.4	23,329
HealthcareSource HR, Inc.(5)	One stop	L + 6.75%		N/A(6)	05/2020	—	(1)	—	—
Hydraulic Authority III Limited(8)(9)(10)(11)	One stop	L + 6.00%	(h)(j)	7.03%	11/2025	5,944	5,886	0.6	5,874
Hydraulic Authority III Limited(8)(9)(10)	One stop	N/A		11.00% PIK	11/2028	85	85	—	85
Hydraulic Authority III Limited(5)(8)(9)(10)	One stop	L + 6.00%		N/A(6)	11/2025	—	(1)	—	(1)
ICIMS, Inc.	One stop	L + 6.50%	(a)	8.94%	09/2024	5,413	5,310	0.6	5,413
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—
III US Holdings, LLC	One stop	L + 6.50%		N/A(6)	09/2022	—	—	—	—
Imprivata, Inc.*#	Senior loan	L + 4.00%	(c)	6.80%	10/2023	10,515	10,404	1.1	10,515
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(2)	—	—
Infogix, Inc.#	One stop	L + 6.00%	(c)	8.80%	04/2024	3,322	3,307	0.3	3,322
Infogix, Inc.#	One stop	L + 6.00%	(c)	8.8%	04/2024	513	506	0.1	513
Infogix, Inc.	One stop	L + 6.00%		N/A(6)	04/2024	—	—	—	—
Integral Ad Science, Inc.	One stop	L + 7.25%	(a)	8.53% cash/1.25% PIK	07/2024	5,016	4,924	0.5	5,016
Integral Ad Science, Inc.(5)	One stop	L + 7.25%		N/A(6)	07/2023	—	(1)	—	—
Integration Appliance, Inc.^*	One stop	L + 7.25%	(a)	9.60%	08/2023	34,762	34,400	3.6	34,762
Integration Appliance, Inc.(5)	One stop	L + 7.25%		N/A(6)	08/2023	—	(7)	—	—
JAMF Holdings, Inc.	One stop	L + 8.00%	(c)	10.61%	11/2022	4,550	4,479	0.5	4,550
JAMF Holdings, Inc.(5)	One stop	L + 8.00%		N/A(6)	11/2022	—	(1)	—	—
Kareo, Inc.	One stop	L + 9.00%	(a)	11.52%	06/2022	4,518	4,360	0.5	4,518
Kareo, Inc.	One stop	L + 9.00%	(a)	11.52%	06/2022	332	327	—	332
Kareo, Inc.	One stop	L + 9.00%		N/A(6)	06/2022	—	—	—	—
Keais Records Service, LLC	One stop	L + 4.50%	(a)	7.02%	10/2024	8,812	8,684	0.9	8,768
Keais Records Service, LLC	One stop	L + 4.50%		N/A(6)	10/2024	—	—	—	—
Keais Records Service, LLC(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(1)	—	(1)
Maverick Bidco Inc.*#	One stop	L + 6.25%	(c)	9.05%	04/2023	17,424	17,165	1.8	17,424
Maverick Bidco Inc.*	One stop	L + 6.25%	(c)	9.05%	04/2023	167	166	—	167
Maverick Bidco Inc.	One stop	L + 6.25%	(a)	8.73%	04/2023	33	32	—	33
Ministry Brands, LLC#	Senior loan	L + 4.00%	(a)	6.52%	12/2022	864	860	0.1	864
Ministry Brands, LLC#	Senior loan	L + 4.00%	(a)	6.52%	12/2022	494	492	0.1	494
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.52%	12/2022	18	18	—	18
MMan Acquisition Co.^*	One stop	L + 6.00%	(c)	8.53%	08/2023	9,726	9,614	1.0	9,240
MMan Acquisition Co.	One stop	L + 6.00%	(c)	8.53%	08/2023	100	99	—	95
Net Health Acquisition Corp.*	One stop	L + 5.50%	(a)	8.02%	12/2023	3,847	3,815	0.4	3,847
Net Health Acquisition Corp.*	One stop	L + 5.50%	(a)	8.02%	12/2023	538	535	0.1	538
Net Health Acquisition Corp.	One stop	L + 5.50%		N/A(6)	12/2023	—	—	—	—
Netsmart Technologies, Inc.#	Senior loan	L + 3.75%	(a)	6.27%	04/2023	1,732	1,721	0.2	1,726
Netsmart Technologies, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(6)	—	(1)
Nextech Systems, LLC*#	One stop	L + 6.00%	(a)	8.52%	03/2024	10,331	10,297	1.1	10,331
Nextech Systems, LLC	One stop	L + 6.00%		N/A(6)	03/2024	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Nexus Brands Group, Inc.*	One stop	L + 6.00%	(c)	8.78%	11/2023	$5,736	$5,677	$0.6%	$5,736
Nexus Brands Group, Inc.#(8)(9)	One stop	L + 6.00%	(i)	7.00%	11/2023	3,255	3,223	0.3	3,227
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.80%	11/2023	90	90	—	90
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)	8.48%	11/2023	34	33	—	34
Nexus Brands Group, Inc.(5)(8)(9)	One stop	L + 6.00%		N/A(6)	11/2023	—	—	—	—
Nexus Brands Group, Inc.(5)(8)(9)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	(1)
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	—
Personify, Inc.#	One stop	L + 5.75%	(c)	8.55%	09/2024	7,314	7,244	0.8	7,241
Personify, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2024	—	(1)	—	(1)
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.52%	01/2024	10,845	10,639	1.1	10,845
Property Brands, Inc.^	One stop	L + 6.00%	(a)	8.52%	01/2024	218	216	—	218
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.52%	01/2024	60	59	—	60
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	—
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(c)	6.72%	12/2024	8,793	8,640	0.9	8,727
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(1)	—	(1)
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(6)	—	(5)
Saba Software, Inc.^*#	Senior loan	L + 4.50%	(a)	7.02%	05/2023	22,457	22,175	2.3	22,345
Saba Software, Inc.#	Senior loan	L + 4.50%	(a)	7.02%	05/2023	7,235	7,165	0.7	7,199
Saba Software, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	05/2023	—	(2)	—	(1)
Saldon Holdings, Inc.*	Senior loan	L + 4.25%	(a)(c)	6.78%	09/2022	1,402	1,391	0.2	1,402
Telesoft, LLC*	One stop	L + 5.00%	(c)	7.40%	07/2022	4,150	4,120	0.4	4,150
Telesoft, LLC(5)	One stop	L + 5.00%		N/A(6)	07/2022	—	(1)	—	—
TI Intermediate Holdings, LLC#	Senior loan	L + 4.50%	(a)	7.02%	12/2024	1,675	1,659	0.2	1,658
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	7.02%	12/2024	3	3	—	3
Transaction Data Systems, Inc.*#	One stop	L + 5.25%	(a)	7.78%	06/2021	38,953	38,806	4.0	38,953
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.74%	06/2021	65	64	—	65
Trintech, Inc.^#	One stop	L + 6.00%	(c)	8.53%	12/2023	10,848	10,735	1.1	10,848
Trintech, Inc.^	One stop	L + 6.00%	(c)	8.53%	12/2023	3,403	3,368	0.4	3,403
Trintech, Inc.	One stop	L + 6.00%	(c)	8.52%	12/2023	50	48	—	50
True Commerce, Inc.^	One stop	L + 5.75%	(c)	8.55%	11/2023	5,596	5,538	0.6	5,596
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Upserve, Inc.	One stop	L + 5.50%	(a)	8.02%	07/2023	2,969	2,949	0.3	2,969
Upserve, Inc.	One stop	L + 5.50%		N/A(6)	07/2023	—	—	—	—
Upserve, Inc.(5)	One stop	L + 5.50%		N/A(6)	07/2023	—	(1)	—	—
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(c)	11.15% cash/2.25% PIK	10/2020	830	782	0.1	830
Valant Medical Solutions, Inc.	Subordinated debt	N/A		6.00% PIK	02/2020	149	149	—	224
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(c)	11.15% cash/2.25% PIK	10/2020	10	10	—	10
Velocity Technology Solutions, Inc.*	One stop	L + 6.00%	(c)	8.80%	12/2023	8,207	8,088	0.9	8,207
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
Vendavo, Inc.*	One stop	L + 8.50%	(c)	11.21%	10/2022	28,935	28,472	3.0	28,935
Vendavo, Inc.	One stop	L + 8.50%		N/A(6)	10/2022	—	(9)	—	—
Verisys Corporation*	One stop	L + 7.75%	(c)	10.55%	01/2023	3,876	3,836	0.4	3,876
Verisys Corporation(5)	One stop	L + 7.75%		N/A(6)	01/2023	—	(1)	—	—
Workforce Software, LLC^	One stop	L + 6.50%	(c)	8.91%	06/2021	5,790	5,759	0.6	5,790
Workforce Software, LLC	One stop	L + 6.50%	(c)	9.21%	06/2021	577	572	0.1	577
Workforce Software, LLC(5)	One stop	L + 6.50%		N/A(6)	06/2021	—	(1)	—	—
						527,449	521,053	54.6	525,968

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Ecological
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	8.02%	09/2022	$15,152	$14,856	$1.6%	$15,152
Pace Analytical Services, LLC^	One stop	L + 5.50%	(a)	8.02%	09/2022	1,409	1,390	0.2	1,409
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	8.02%	09/2022	715	706	0.1	715
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	8.02%	09/2022	345	340	—	345
Pace Analytical Services, LLC^	One stop	L + 5.50%	(a)(c)	8.01%	09/2022	118	116	—	118
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	8.02%	09/2022	54	51	—	54
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	8.01%	09/2022	10	8	—	10
Pace Analytical Services, LLC(5)	One stop	L + 5.50%		N/A(6)	09/2022	—	(1)	—	—
WRE Holding Corp.*	Senior loan	L + 5.00%	(a)(f)	7.53%	01/2023	1,008	1,000	0.1	1,008
WRE Holding Corp.	Senior loan	L + 5.00%	(a)(f)	7.53%	01/2023	42	42	—	42
WRE Holding Corp.	Senior loan	L + 5.00%	(a)(f)	7.44%	01/2023	12	12	—	12
WRE Holding Corp.	Senior loan	L + 5.00%	(a)(c)(f)	7.52%	01/2023	12	12	—	12
						18,877	18,532	2.0	18,877
Electronics
Appriss Holdings, Inc.^*#	One stop	L + 6.25%	(c)	9.05%	05/2022	36,306	35,956	3.8	36,306
Appriss Holdings, Inc.(5)	One stop	L + 6.25%		N/A(6)	05/2022	—	(31)	—	—
Compusearch Software Holdings, Inc.^#	Senior loan	L + 4.25%	(c)	7.05%	05/2021	2,062	2,059	0.2	2,062
Diligent Corporation*#	One stop	L + 5.50%	(c)	8.09%	04/2022	26,066	25,810	2.7	26,066
Diligent Corporation#	One stop	L + 5.50%	(c)	8.09%	04/2022	4,867	4,808	0.5	4,867
Diligent Corporation*	One stop	L + 5.50%	(c)	8.09%	04/2022	4,778	4,693	0.5	4,778
Diligent Corporation^*	One stop	L + 5.50%	(c)	8.09%	04/2022	2,616	2,582	0.3	2,616
Diligent Corporation	One stop	L + 5.50%	(d)	8.39%	04/2022	102	101	—	102
Diligent Corporation	One stop	L + 5.50%	(c)	8.03%	04/2022	81	80	—	81
Diligent Corporation	One stop	L + 5.50%	(c)	8.28%	04/2022	78	75	—	78
Diligent Corporation	One stop	L + 5.50%	(d)	8.03%	04/2022	36	35	—	36
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(1)	—	—
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(4)	—	—
Episerver, Inc.(8)(9)(11)	One stop	L + 6.00%	(a)	6.00%	10/2024	9,986	9,859	1.0	9,865
Episerver, Inc.(11)	One stop	L + 5.75%	(a)	8.27%	10/2024	5,789	5,715	0.6	5,731
Episerver, Inc.(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(3)	—	(2)
Gamma Technologies, LLC^*#	One stop	L + 5.50%	(a)	8.02%	06/2024	21,425	21,250	2.2	21,425
Gamma Technologies, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2024	—	(1)	—	—
SEI, Inc.*	Senior loan	L + 5.25%	(a)	7.77%	07/2023	5,036	4,989	0.5	5,036
Sloan Company, Inc., The#	One stop	L + 8.50%	(c)	11.30%	04/2020	6,525	6,490	0.5	4,567
Sloan Company, Inc., The	One stop	L + 8.50%	(c)	11.30%	04/2020	436	436	—	305
Sloan Company, Inc., The	One stop	L + 8.50%	(c)	11.30%	04/2020	51	51	—	36
Sovos Compliance^*	One stop	L + 6.00%	(a)	8.52%	03/2022	9,211	9,109	1.0	9,211
Sovos Compliance^	One stop	L + 6.00%	(a)	8.52%	03/2022	1,549	1,533	0.2	1,549
Sovos Compliance	One stop	L + 6.00%	(a)	8.52%	03/2022	173	172	—	173
Sovos Compliance(5)	One stop	L + 6.00%		N/A(6)	03/2022	—	(1)	—	—
Sovos Compliance(5)	One stop	L + 6.00%		N/A(6)	03/2022	—	(2)	—	—
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	(c)	10.80%	10/2021	9,434	9,346	1.0	9,434
						146,607	145,106	15.0	144,322
Grocery
Teasdale Quality Foods, Inc.#	Senior loan	L + 5.25%	(c)(f)	7.65%	10/2020	316	313	—	300

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare
Active Day, Inc.	One stop	L + 6.00%	(c)	8.80%	12/2021	$13,231	$13,053	$1.3%	$12,834
Active Day, Inc.^	One stop	L + 6.00%	(c)	8.80%	12/2021	1,021	1,012	0.1	990
Active Day, Inc.*	One stop	L + 6.00%	(c)	8.80%	12/2021	658	653	0.1	638
Active Day, Inc.*	One stop	L + 6.00%	(c)	8.80%	12/2021	454	451	0.1	441
Active Day, Inc.	One stop	P + 5.00%	(f)	10.50%	12/2021	50	49	—	48
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(c)	9.40%	03/2022	2,564	2,523	0.3	2,564
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%	(c)	9.46%	03/2022	203	181	—	203
Acuity Eyecare Holdings, LLC^	One stop	L + 6.75%	(c)	9.41%	03/2022	149	148	—	149
Acuity Eyecare Holdings, LLC	One stop	L + 6.75%		N/A(6)	03/2022	—	—	—	—
Acuity Eyecare Holdings, LLC(5)	One stop	L + 6.25%		N/A(6)	12/2020	—	(5)	—	—
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(a)	8.27%	05/2022	21,011	20,618	2.2	21,011
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(a)	8.27%	05/2022	107	105	—	107
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(a)	8.27%	05/2022	83	82	—	83
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(a)	8.27%	05/2022	31	31	—	31
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	(f)	10.25%	05/2022	25	24	—	25
Agilitas USA, Inc.*	One stop	L + 5.50%	(c)	7.90%	04/2022	8,333	8,279	0.9	8,333
Agilitas USA, Inc.	One stop	L + 5.50%	(c)	7.90%	04/2022	10	10	—	10
Agilitas USA, Inc.	One stop	L + 5.50%		N/A(6)	04/2022	—	—	—	—
Aris Teleradiology Company, LLC(7)	Senior loan	L + 5.50%	(c)	8.30%	03/2021	2,693	2,678	0.1	1,112
Aris Teleradiology Company, LLC(7)	Senior loan	L + 5.50%	(a)(c)(d)	8.09%	03/2021	317	317	—	70
BIO18 Borrower, LLC	One stop	L + 5.50%	(b)	8.12%	11/2024	7,242	7,082	0.8	7,169
BIO18 Borrower, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2024	—	(1)	—	(1)
BIO18 Borrower, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2024	—	(4)	—	(4)
BIOVT, LLC^*	One stop	L + 5.75%	(a)	8.27%	01/2021	18,442	18,308	1.9	18,258
BIOVT, LLC	One stop	L + 5.75%	(a)	8.27%	01/2021	161	160	—	159
BIOVT, LLC(5)	One stop	L + 5.75%		N/A(6)	01/2021	—	(1)	—	(1)
BIOVT, LLC(5)	One stop	L + 5.75%		N/A(6)	01/2021	—	(2)	—	(3)
CLP Healthcare Services, Inc.^	Senior loan	L + 5.50%	(a)	8.02%	12/2020	3,875	3,851	0.4	3,875
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(c)	7.30%	12/2024	8,266	8,184	0.9	8,183
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(2)	—	(2)
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2020	—	(3)	—	(3)
DCA Investment Holding, LLC^*	One stop	L + 5.25%	(c)	8.05%	07/2021	18,536	18,363	1.9	18,536
DCA Investment Holding, LLC^*#	One stop	L + 5.25%	(c)	8.05%	07/2021	13,295	13,222	1.4	13,295
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	8.05%	07/2021	2,444	2,418	0.3	2,444
DCA Investment Holding, LLC	One stop	L + 5.25%	(a)(c)	7.92%	07/2021	195	188	—	195
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	8.05%	07/2021	151	149	—	151
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	8.05%	07/2021	148	146	—	148
DCA Investment Holding, LLC	One stop	P + 4.25%	(f)	9.75%	07/2021	92	84	—	92
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	8.05%	07/2021	47	47	—	47
Deca Dental Management LLC^*	One stop	L + 6.00%	(c)	8.80%	07/2020	4,052	4,004	0.4	4,052
Deca Dental Management LLC	One stop	L + 6.00%	(a)(c)	8.67%	07/2020	493	487	0.1	493
Deca Dental Management LLC#	One stop	L + 6.00%	(c)	8.80%	12/2021	356	353	—	356
Deca Dental Management LLC	One stop	L + 6.00%	(a)	8.52%	07/2020	8	7	—	8
Deca Dental Management LLC(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(1)	—	—
Dental Holdings Corporation	One stop	L + 5.50%	(c)	8.03%	02/2020	7,132	7,082	0.7	7,132
Dental Holdings Corporation	One stop	L + 5.50%	(c)	8.03%	02/2020	1,133	1,127	0.1	1,133
Dental Holdings Corporation	One stop	L + 5.50%	(c)(f)	7.90%	02/2020	220	215	—	220
Elite Dental Partners LLC*	One stop	L + 5.25%	(a)	7.77%	06/2023	12,243	12,077	1.3	12,243

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.77%	06/2023	$115	$113	$—%	$115
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.77%	06/2023	110	109	—	110
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.77%	06/2023	43	42	—	43
Elite Dental Partners LLC(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(10)	—	—
ERG Buyer, LLC*	One stop	L + 5.50%	(c)	8.30%	05/2024	13,150	12,970	1.3	12,624
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(2)	—	(6)
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(10)	—	(30)
eSolutions, Inc.^*	One stop	L + 6.50%	(a)	9.02%	03/2022	31,639	31,286	3.3	31,639
eSolutions, Inc.(5)	One stop	L + 6.50%		N/A(6)	03/2022	—	(1)	—	—
Excelligence Learning Corporation^	One stop	L + 6.00%	(a)	8.52%	04/2023	4,503	4,468	0.4	4,233
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	9.05%	05/2023	7,906	7,747	0.8	7,748
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	9.05%	05/2023	574	565	0.1	563
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	9.05%	05/2023	354	352	—	347
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	9.03%	05/2023	200	197	—	196
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	9.05%	05/2023	172	171	—	168
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	9.05%	05/2023	100	99	—	98
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	9.05%	05/2023	57	57	—	56
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	9.05%	05/2023	50	50	—	49
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	9.05%	05/2023	33	28	—	32
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	9.05%	05/2023	32	26	—	31
G & H Wire Company, Inc.^	One stop	L + 5.75%	(b)	8.37%	09/2023	5,411	5,356	0.6	5,411
G & H Wire Company, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2022	—	(1)	—	—
Immucor, Inc.#	Senior loan	L + 5.00%	(c)	7.80%	06/2021	1,593	1,578	0.2	1,570
Joerns Healthcare, LLC^*	One stop	L + 6.00%	(c)	8.71%	05/2020	3,497	3,479	0.3	3,135
Katena Holdings, Inc.^	One stop	L + 5.50%	(c)	8.30%	06/2021	8,501	8,450	0.9	8,501
Katena Holdings, Inc.^	One stop	L + 5.50%	(c)	8.30%	06/2021	830	826	0.1	830
Katena Holdings, Inc.#	One stop	L + 5.50%	(c)	8.30%	06/2021	567	561	0.1	567
Katena Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	06/2021	—	(1)	—	—
Lombart Brothers, Inc.^*	One stop	L + 6.75%	(c)	9.55%	04/2022	5,029	4,932	0.5	5,029
Lombart Brothers, Inc.^(8)	One stop	L + 6.75%	(c)	9.55%	04/2022	1,643	1,618	0.2	1,643
Lombart Brothers, Inc.	One stop	P + 5.50%	(f)	11.00%	04/2022	33	32	—	33
Lombart Brothers, Inc.(8)	One stop	P + 5.50%	(f)	11.00%	04/2022	3	3	—	3
Maverick Healthcare Group, LLC	Senior loan	L + 7.50%	(a)	8.02% cash/2.00% PIK	04/2017	1,247	1,247	0.1	1,247
MD Now Holdings, Inc.	One stop	L + 5.25%	(c)	8.05%	08/2024	7,750	7,606	0.8	7,750
MD Now Holdings, Inc.(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	—
MD Now Holdings, Inc.(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	—
MWD Management, LLC & MWD Services, Inc.*	One stop	L + 5.25%	(c)	8.05%	06/2023	5,851	5,796	0.6	5,851
MWD Management, LLC & MWD Services, Inc.^	One stop	L + 5.25%	(c)	8.05%	06/2023	228	227	—	228
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2022	—	(1)	—	—
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(2)	—	—
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.25%	(c)	9.05%	05/2022	9,314	9,145	1.0	9,314
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.25%	(c)	9.05%	05/2022	940	928	0.1	940
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	9.05%	05/2022	209	208	—	209
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	9.05%	05/2022	150	149	—	150
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	9.05%	05/2022	133	132	—	133
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	9.05%	05/2022	116	115	—	116
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	9.05%	05/2022	90	89	—	90
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.25%	(c)(f)	9.34%	05/2022	$82	$80	$—%	$82
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	9.05%	05/2022	78	77	—	78
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.25%	(c)	9.05%	05/2022	48	48	—	48
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	9.05%	05/2022	46	45	—	46
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	9.05%	05/2022	41	41	—	41
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	9.05%	05/2022	32	32	—	32
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	9.05%	05/2022	30	29	—	30
Oliver Street Dermatology Holdings, LLC(5)	One stop	L + 6.25%		N/A(6)	05/2022	—	(1)	—	—
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	9.27%	11/2023	3,056	2,996	0.3	3,056
ONsite Mammography, LLC	One stop	L + 6.75%	(c)(d)	9.44%	11/2023	28	27	—	28
ONsite Mammography, LLC	One stop	L + 6.75%	(d)	9.62%	11/2023	4	3	—	4
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.28%	08/2021	9,854	9,701	1.0	9,854
Pinnacle Treatment Centers, Inc.#	One stop	L + 5.75%	(a)	8.26%	08/2021	365	361	—	365
Pinnacle Treatment Centers, Inc.^	One stop	L + 5.75%	(c)	8.28%	08/2021	55	54	—	55
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.28%	08/2021	42	41	—	42
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(b)(c)	8.28%	08/2021	23	22	—	23
Pinnacle Treatment Centers, Inc.(5)	One stop	L + 5.75%		N/A(6)	08/2021	—	(1)	—	—
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	9.85%	12/2022	11,050	10,707	1.0	9,379
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	9.85%	12/2022	146	146	—	124
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	9.85%	12/2022	86	86	—	73
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	9.85%	12/2022	42	33	—	34
PPT Management Holdings, LLC(5)	One stop	L + 7.50%	(a)	9.85%	12/2022	8	5	—	(24)
Pyramid Healthcare, Inc.*	One stop	L + 6.50%	(c)	9.03%	08/2020	1,144	1,134	0.1	1,133
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(a)	9.02%	08/2020	20	19	—	19
Riverchase MSO, LLC*	Senior loan	L + 5.75%	(c)	8.55%	10/2022	4,918	4,870	0.5	4,918
Riverchase MSO, LLC	Senior loan	L + 5.75%	(c)	8.51%	10/2022	56	56	—	56
RXH Buyer Corporation^*	One stop	L + 5.75%	(c)	8.55%	09/2021	17,039	16,885	1.8	17,039
RXH Buyer Corporation*	One stop	L + 5.75%	(c)	8.55%	09/2021	1,928	1,912	0.2	1,928
RXH Buyer Corporation	One stop	P + 4.75%	(c)(f)	9.51%	09/2021	92	90	—	92
SLMP, LLC^	One stop	L + 6.00%	(a)	8.52%	05/2023	7,525	7,396	0.8	7,525
SLMP, LLC^	One stop	L + 6.00%	(a)	8.52%	05/2023	297	293	—	297
SLMP, LLC	Subordinated debt	N/A		7.50% PIK	05/2027	90	90	—	90
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
Spear Education, LLC^	One stop	L + 6.00%	(c)	8.50%	08/2019	4,585	4,577	0.5	4,585
Spear Education, LLC*	One stop	L + 6.00%	(c)	8.34%	08/2019	74	74	—	74
Spear Education, LLC	One stop	L + 6.00%		N/A(6)	08/2019	—	—	—	—
Summit Behavioral Healthcare, LLC^	Senior loan	L + 4.75%	(c)	7.46%	10/2023	8,755	8,650	0.9	8,755
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(b)(c)	7.44%	10/2023	65	63	—	65
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	7.50%	10/2023	27	25	—	27
WHCG Management, LLC*	Senior loan	L + 5.00%	(c)	7.80%	03/2023	2,364	2,343	0.2	2,317
WHCG Management, LLC	Senior loan	L + 5.00%	(c)	7.75%	03/2023	100	99	—	98
WHCG Management, LLC(5)	Senior loan	L + 5.00%		N/A(6)	03/2023	—	(2)	—	—
WIRB-Copernicus Group, Inc.^*	Senior loan	L + 4.25%	(a)	6.77%	08/2022	10,917	10,854	1.1	10,917
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(1)	—	—
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(2)	—	—
						346,756	342,431	35.1	340,895

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC#	Senior loan	L + 4.50%	(a)	7.02%	02/2022	$851	$849	$0.1%	$847
CST Buyer Company^	One stop	L + 5.00%	(a)	7.52%	03/2023	2,395	2,344	0.2	2,395
CST Buyer Company(5)	One stop	L + 5.00%		N/A(6)	03/2023	—	(1)	—	—
Plano Molding Company, LLC^#	One stop	L + 7.50%	(a)	9.98%	05/2021	10,023	9,923	1.0	9,222
						13,269	13,115	1.3	12,464
Hotels, Motels, Inns, and Gaming
Aimbridge Hospitality, LLC^*	One stop	L + 5.00%	(a)	7.52%	06/2022	9,915	9,794	1.0	9,915
Aimbridge Hospitality, LLC*	One stop	L + 5.00%	(a)	7.52%	06/2022	4,817	4,757	0.5	4,817
Aimbridge Hospitality, LLC*	One stop	L + 5.00%	(a)	7.52%	06/2022	803	792	0.1	803
Aimbridge Hospitality, LLC	One stop	L + 5.00%	(a)	7.52%	06/2022	16	15	—	16
Aimbridge Hospitality, LLC(5)	One stop	L + 5.00%		N/A(6)	06/2022	—	(1)	—	—
						15,551	15,357	1.6	15,551
Insurance
Captive Resources Midco, LLC^*#	One stop	L + 5.75%	(a)	8.27%	12/2021	33,740	33,366	3.5	33,740
Captive Resources Midco, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2021	—	(16)	—	—
Captive Resources Midco, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2021	—	(21)	—	—
Integrity Marketing Acquisition, LLC#	Senior loan	L + 4.25%	(c)	6.96%	11/2025	1,733	1,724	0.2	1,724
Integrity Marketing Acquisition, LLC	Senior loan	L + 4.25%		N/A(6)	11/2025	—	—	—	—
Internet Pipeline, Inc.	One stop	L + 4.75%	(a)	7.28%	08/2022	4,799	4,712	0.5	4,799
Internet Pipeline, Inc.*	One stop	L + 4.75%	(a)	7.28%	08/2022	2,072	2,052	0.2	2,072
Internet Pipeline, Inc.*	One stop	L + 4.75%	(a)	7.28%	08/2022	784	777	0.1	784
Internet Pipeline, Inc.	One stop	L + 4.75%		N/A(6)	08/2021	—	—	—	—
Orchid Underwriters Agency, LLC#	Senior loan	L + 4.50%	(c)	7.38%	12/2024	2,391	2,367	0.2	2,367
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Orchid Underwriters Agency, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	(1)
RSC Acquisition, Inc.#	Senior loan	L + 4.25%	(c)(f)	7.05%	11/2022	4,477	4,455	0.5	4,477
RSC Acquisition, Inc.	Senior loan	L + 4.25%	(c)	7.05%	11/2021	31	31	—	31
RSC Acquisition, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(1)	—	—
						50,027	49,445	5.2	49,993
Leisure, Amusement, Motion Pictures, Entertainment
NFD Operating, LLC*	One stop	L + 7.00%	(a)	9.35%	06/2021	2,296	2,278	0.2	2,296
NFD Operating, LLC	One stop	L + 7.00%		N/A(6)	06/2021	—	—	—	—
PADI Holdco, Inc.(8)(9)	One stop	E + 5.75%	(g)	5.75%	04/2023	9,567	9,567	1.0	9,180
PADI Holdco, Inc.*	One stop	L + 5.75%	(a)	8.28%	04/2023	9,652	9,450	1.0	9,652
PADI Holdco, Inc.(5)	One stop	L + 5.75%		N/A(6)	04/2022	—	(1)	—	—
Self Esteem Brands, LLC^*	Senior loan	L + 4.75%	(a)	7.27%	02/2020	15,695	15,653	1.6	15,695
Self Esteem Brands, LLC	Senior loan	P + 3.50%	(f)	9.00%	02/2020	82	79	—	82
Sunshine Sub, LLC#	One stop	L + 4.75%	(a)	7.27%	05/2024	7,701	7,562	0.8	7,701
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(3)	—	—
Teaching Company, The*	One stop	L + 4.75%	(c)	7.35%	07/2023	10,855	10,763	1.1	10,855
Teaching Company, The(5)	One stop	L + 4.75%		N/A(6)	07/2023	—	(1)	—	—
Titan Fitness, LLC*	One stop	L + 6.50%	(a)	8.85%	06/2021	12,918	12,823	1.3	12,918
Titan Fitness, LLC*	One stop	L + 6.50%	(a)	8.85%	06/2021	1,949	1,945	0.2	1,949
Titan Fitness, LLC*	One stop	L + 6.50%	(a)	8.85%	06/2021	1,712	1,708	0.2	1,712
Titan Fitness, LLC^	One stop	L + 6.50%	(a)	8.85%	06/2021	925	919	0.1	925
Titan Fitness, LLC(5)	One stop	L + 6.50%		N/A(6)	06/2021	—	(8)	—	—
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.93%	09/2024	5,136	5,038	0.5	5,136

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure, Amusement, Motion Pictures, Entertainment - (continued)
WBZ Investment LLC	One stop	L + 5.50%	(c)	8.31%	09/2024	$20	$19	$—%	$20
WBZ Investment LLC(5)	One stop	L + 5.50%		N/A(6)	09/2024	—	(2)	—	—
						78,508	77,788	8.0	78,121
Oil and Gas
Drilling Info Holdings, Inc.*#	Senior loan	L + 4.25%	(a)	6.77%	07/2025	14,472	14,283	1.5	14,472
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(2)	—	—
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(2)	—	—
						14,472	14,279	1.5	14,472
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	8.30%	11/2021	5,606	5,552	0.6	5,550
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	8.30%	11/2022	3,509	3,475	0.4	3,474
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	(c)	8.30%	11/2021	488	486	0.1	484
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	8.30%	11/2021	343	341	—	339
Georgica Pine Clothiers, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2021	—	(1)	—	(1)
IMPLUS Footwear, LLC	One stop	L + 6.75%	(c)	9.55%	04/2021	9,986	9,896	1.0	9,986
IMPLUS Footwear, LLC	One stop	L + 6.75%	(c)	9.55%	04/2021	1,758	1,742	0.2	1,758
IMPLUS Footcare, LLC	One stop	L + 6.75%	(c)	9.55%	04/2021	57	57	—	57
Massage Envy, LLC^*#	One stop	L + 6.75%	(c)(f)	9.46%	09/2020	34,747	34,568	3.6	34,747
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.55%	09/2020	98	98	—	98
Massage Envy, LLC*	One stop	L + 6.75%	(c)(f)	9.54%	09/2020	64	64	—	64
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.50%	09/2020	48	48	—	48
Massage Envy, LLC*	One stop	L + 6.75%	(c)(f)	9.45%	09/2020	42	41	—	42
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.50%	09/2020	40	40	—	40
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.51%	09/2020	38	38	—	38
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.51%	09/2020	34	34	—	34
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.45%	09/2020	19	19	—	19
Massage Envy, LLC^	One stop	L + 6.75%	(c)(f)	9.54%	09/2020	15	15	—	15
Massage Envy, LLC	One stop	L + 6.75%	(c)(f)	9.58%	09/2020	10	9	—	10
Massage Envy, LLC(5)	One stop	L + 6.75%		N/A(6)	09/2020	—	(6)	—	—
Orthotics Holdings, Inc.*	One stop	L + 5.50%	(a)	8.02%	02/2020	8,184	8,152	0.9	8,184
Orthotics Holdings, Inc.*(8)	One stop	L + 5.50%	(a)	8.02%	02/2020	1,342	1,336	0.2	1,342
Orthotics Holdings, Inc.(5)(8)	One stop	L + 5.50%		N/A(6)	02/2020	—	(1)	—	—
Orthotics Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	02/2020	—	(5)	—	—
						66,428	65,998	7.0	66,328
Personal, Food and Miscellaneous Services
Captain D's, LLC^	Senior loan	L + 4.50%	(c)	7.30%	12/2023	3,955	3,906	0.4	3,955
Captain D's, LLC	Senior loan	P + 3.50%	(a)(f)	8.15%	12/2023	21	20	—	21
Clarkson Eyecare LLC	One stop	L + 6.25%	(a)	8.66%	04/2021	21	20	—	21
Community Veterinary Partners, LLC^	One stop	L + 5.50%	(c)	8.30%	10/2021	282	280	—	282
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	8.30%	10/2021	111	111	—	111
Community Veterinary Partners, LLC*	One stop	L + 5.50%	(c)	8.30%	10/2021	99	97	—	99
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	8.30%	10/2021	84	84	—	84
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	8.30%	10/2021	75	75	—	75
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	8.30%	10/2021	6	2	—	6
Community Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2021	—	(3)	—	—
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	7.25%	08/2023	2,718	2,680	0.3	2,718
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)(c)	7.38%	08/2023	49	45	—	49
Imperial Optical Midco Inc.	One stop	L + 4.75%		N/A(6)	08/2023	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
PPV Intermediate Holdings II, LLC	One stop	P + 4.00%	(f)	9.50%	05/2023	$32	$31	—%	$32
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	2	2	—	2
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2020	—	(5)	—	—
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.98%	01/2023	1,033	1,024	0.1	1,033
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.13%	01/2023	5	5	—	5
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.03%	01/2023	5	4	—	5
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	8.02%	05/2025	3,861	3,805	0.4	3,861
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	8.02%	05/2025	231	228	—	231
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	8.02%	05/2025	204	203	—	204
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	8.02%	05/2025	172	170	—	172
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	8.02%	05/2025	112	111	—	112
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	8.02%	05/2025	100	97	—	100
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	8.02%	05/2025	77	76	—	77
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	8.02%	05/2025	66	66	—	66
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)(c)	8.01%	05/2023	54	53	—	54
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	8.02%	05/2025	50	48	—	50
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(6)	—	—
Veterinary Specialists of North America, LLC^	One stop	L + 5.50%	(a)	7.97%	07/2021	7,312	7,264	0.8	7,312
Veterinary Specialists of North America, LLC^	One stop	L + 5.50%	(a)	8.02%	07/2021	762	754	0.1	762
Veterinary Specialists of North America, LLC*	One stop	L + 5.50%	(a)	8.02%	07/2021	414	412	0.1	414
Veterinary Specialists of North America, LLC*	One stop	L + 5.50%	(a)	8.02%	07/2021	160	159	—	160
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(a)(b)	8.07%	07/2021	132	131	—	132
Veterinary Specialists of North America, LLC^	One stop	L + 5.50%	(a)	8.02%	07/2021	122	121	—	122
Veterinary Specialists of North America, LLC*	One stop	L + 5.50%	(a)	8.02%	07/2021	62	62	—	62
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(a)	8.01%	07/2021	58	56	—	58
Veterinary Specialists of North America, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2021	—	(1)	—	—
Wetzel's Pretzels, LLC*	One stop	L + 6.75%	(a)	9.27%	09/2021	8,898	8,791	0.9	8,898
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(a)	9.27%	09/2021	19	19	—	19
						31,364	30,997	3.1	31,364
Printing and Publishing
Brandmuscle, Inc.^	Senior loan	L + 5.00%	(c)	7.80%	12/2021	616	613	0.1	620
Messenger, LLC	One stop	L + 6.00%	(a)(f)	8.51%	08/2023	3,401	3,338	0.4	3,401
Messenger, LLC	One stop	L + 6.00%		N/A(6)	08/2023	—	—	—	—
						4,017	3,951	0.5	4,021
Retail Stores
Batteries Plus Holding Corporation	One stop	L + 6.75%	(a)	9.27%	07/2022	11,902	11,722	1.2	11,902
Batteries Plus Holding Corporation(5)	One stop	L + 6.75%		N/A(6)	07/2022	—	(1)	—	—
Boot Barn, Inc.#	Senior loan	L + 4.50%	(c)	7.31%	06/2021	393	386	—	393
Cycle Gear, Inc.^#	One stop	L + 4.50%	(c)	6.90%	01/2021	10,383	10,230	1.1	10,383
Cycle Gear, Inc.	One stop	L + 4.50%	(a)(c)	7.21%	01/2021	1,408	1,385	0.2	1,408
Cycle Gear, Inc.^	One stop	L + 4.50%	(c)	6.90%	01/2021	601	599	0.1	601
DTLR, Inc.^*	One stop	L + 6.50%	(c)	9.06%	08/2022	22,674	22,424	2.4	22,674
Elite Sportswear, L.P.	Senior loan	L + 5.75%	(c)	8.55%	06/2020	6,854	6,791	0.7	6,854
Elite Sportswear, L.P.	Senior loan	L + 5.75%	(c)	8.55%	06/2020	2,756	2,731	0.3	2,756
Elite Sportswear, L.P.	Senior loan	L + 5.75%	(c)	8.55%	06/2020	1,418	1,407	0.2	1,418
Elite Sportswear, L.P.*	Senior loan	L + 5.75%	(c)	8.55%	06/2020	465	462	0.1	465
Elite Sportswear, L.P.	Senior loan	L + 5.75%	(c)	8.55%	06/2020	215	213	—	215

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail Stores - (continued)
Elite Sportswear, L.P.*	Senior loan	L + 5.75%	(c)	8.55%	06/2020	$205	$204	—%	$205
Elite Sportswear, L.P.	Senior loan	L + 5.75%		N/A(6)	06/2020	—	—	—	—
Elite Sportswear, L.P.(5)	Senior loan	L + 5.75%		N/A(6)	06/2020	—	(5)	—	—
Feeders Supply Company, LLC	One stop	L + 5.75%	(a)	8.27%	04/2021	4,813	4,762	0.5	4,813
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	68	68	—	68
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
Jet Equipment & Tools Ltd.#(8)(9)(12)	One stop	L + 5.75%	(a)	8.03%	11/2024	8,633	8,528	0.8	8,200
Jet Equipment & Tools Ltd.#(8)(12)	One stop	L + 5.75%	(c)	8.55%	11/2024	2,056	2,035	0.2	2,035
Jet Equipment & Tools Ltd.(5)(8)(9)(12)	One stop	L + 5.75%		N/A(6)	11/2024	—	(2)	—	(2)
Marshall Retail Group LLC, The^*	One stop	L + 6.00%	(c)	8.40%	08/2020	11,922	11,880	1.2	11,922
Marshall Retail Group LLC, The	One stop	P + 4.75%	(f)	10.25%	08/2019	439	435	0.1	439
Mills Fleet Farm Group LLC^*	One stop	L + 6.25%	(a)	8.77%	10/2024	6,703	6,604	0.7	6,703
Paper Source, Inc.^*#	One stop	L + 6.25%	(c)	9.05%	09/2019	12,255	12,231	1.3	12,255
Paper Source, Inc.*	One stop	L + 6.25%	(c)	9.05%	09/2019	1,628	1,623	0.2	1,628
Paper Source, Inc.	One stop	P + 5.00%	(f)	10.50%	09/2019	965	961	0.1	965
Pet Holdings ULC^*(8)(12)	One stop	L + 5.50%	(c)	7.90%	07/2022	14,741	14,565	1.5	14,741
Pet Holdings ULC^*(8)(12)	One stop	L + 5.50%	(c)	7.90%	07/2022	100	99	—	100
Pet Holdings ULC(5)(8)(12)	One stop	L + 5.50%		N/A(6)	07/2022	—	(2)	—	—
Pet Supplies Plus, LLC*	Senior loan	L + 4.50%	(c)	7.28%	12/2024	6,755	6,689	0.7	6,688
Pet Supplies Plus, LLC	Senior loan	P + 3.50%	(f)	9.00%	12/2023	28	27	—	27
PetPeople Enterprises, LLC^	One stop	L + 5.00%	(a)	7.53%	09/2023	3,106	3,075	0.3	3,106
PetPeople Enterprises, LLC	One stop	N/A		8.25% PIK	01/2019	168	168	—	168
PetPeople Enterprises, LLC	One stop	L + 5.00%	(a)	7.52%	09/2023	15	15	—	15
PetPeople Enterprises, LLC	One stop	L + 5.00%		N/A(6)	09/2023	—	—	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.50%	(c)	8.03%	10/2024	4,855	4,762	0.5	4,807
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2024	—	—	—	(1)
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2024	—	—	—	(1)
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2024	—	(1)	—	(2)
						138,524	137,070	14.4	137,948
Telecommunications
NetMotion Wireless Holdings, Inc.^*	One stop	L + 6.25%	(c)	9.05%	10/2021	6,376	6,302	0.7	6,376
NetMotion Wireless Holdings, Inc.(5)	One stop	L + 6.25%		N/A(6)	10/2021	—	(1)	—	—
						6,376	6,301	0.7	6,376
Textile and Leather
SHO Holding I Corporation	Senior loan	L + 5.00%	(c)	7.53%	10/2022	2,205	2,177	0.2	2,117
SHO Holding I Corporation	Senior loan	L + 4.00%	(c)	6.44%	10/2021	15	15	—	13
						2,220	2,192	0.2	2,130
Utilities
Arcos, LLC	One stop	L + 6.00%	(c)	8.80%	02/2021	3,553	3,523	0.4	3,553
Arcos, LLC	One stop	L + 6.00%		N/A(6)	02/2021	—	—	—	—
						3,553	3,523	0.4	3,553
Total non-controlled/non-affiliate company debt investments						$1,816,333	$1,795,801	186.3%	$1,797,834

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Investments (13)(14)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.1%	$575
NTS Technical Systems	Preferred stock	N/A	N/A	N/A	—	256	—	336
NTS Technical Systems	Preferred stock	N/A	N/A	N/A	—	128	—	185
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	—	—
Whitcraft LLC	Common stock	N/A	N/A	N/A	4	375	0.1	636
						2,560	0.2	1,732
Automobile
Grease Monkey International, LLC	LLC units	N/A	N/A	N/A	354	354	0.1	569
Polk Acquisition Corp.	LP interest	N/A	N/A	N/A	1	144	—	62
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A	N/A	—	207	—	207
						705	0.1	838
Beverage, Food and Tobacco
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	862
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	—	75	0.1	621
Cafe Rio Holding, Inc.	Common stock	N/A	N/A	N/A	2	224	—	276
Global ID Corporation	LLC interest	N/A	N/A	N/A	2	242	—	322
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	27	130	—	113
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	12	36	—	32
Mendocino Farms, LLC	Common stock	N/A	N/A	N/A	11	50	—	48
Purfoods, LLC	LLC interest	N/A	N/A	N/A	381	381	0.1	595
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	2	945	0.1	1,215
Uinta Brewing Company	LP interest	N/A	N/A	N/A	462	462	—	—
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	205	205	—	205
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	205	—	—	—
						3,449	0.4	4,289
Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	10	1,021	0.3	2,447

Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	90	—	70
Flexan, LLC	Common stock	N/A	N/A	N/A	1	—	—	—
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	70	—	70
						160	—	140
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	370	—	—
Inventus Power, Inc.	LLC units	N/A	N/A	N/A	—	54	—	52
Inventus Power, Inc.	Common stock	N/A	N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	249	0.1	593
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	160	160	—	—
						833	0.1	645
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A	N/A	N/A	296	$296	—%	$302
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	341	0.1	518
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	1	1,172	0.1	1,222
Caliper Software, Inc.	Common stock	N/A	N/A	N/A	104	104	—	104
Centrify Corporation	LP interest	N/A	N/A	N/A	—	348	0.1	348
Centrify Corporation	LP interest	N/A	N/A	N/A	123	—	—	—
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	33	207	—	207
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	29	39	—	68
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	1	87	—	107
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	69	69	—	96
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	57	10	—	57
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	—	154	—	267
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	1	98	—	144
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	348	0.1	413
Host Analytics, Inc.	Warrant	N/A	N/A	N/A	368	134	—	149
Hydraulic Authority III Limited(8)(9)(10)	Preferred stock	N/A	N/A	N/A	133	170	—	170
Hydraulic Authority III Limited(8)(9)(10)	Common stock	N/A	N/A	N/A	3	—	—	—
Kareo, Inc.	Warrant	N/A	N/A	N/A	23	160	—	2
Kareo, Inc.	Preferred stock	N/A	N/A	N/A	1	4	—	5
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	1	369	0.1	389
MMan Acquisition Co.	LP interest	N/A	N/A	N/A	263	263	—	97
MMan Acquisition Co.	Preferred stock	N/A	N/A	N/A	—	20	—	21
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	—	346	0.1	359
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	187	—	217
Personify, Inc.	LLC units	N/A	N/A	N/A	297	297	—	295
Pride Midco, Inc.	Preferred stock	N/A	N/A	N/A	1	1,107	0.1	1,152
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	417	0.1	510
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	103	4	—	85
Property Brands, Inc.	Preferred stock	N/A	N/A	N/A	28	284	—	324
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	—	138	—	138
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	1	—	—	—
Valant Medical Solutions, Inc.	Warrant	N/A	N/A	N/A	5	68	—	37
Vendavo, Inc.	Preferred stock	N/A	N/A	N/A	1,017	1,017	0.1	1,354
Verisys Corporation	LLC interest	N/A	N/A	N/A	261	261	—	196
Vitalyst, LLC	Preferred stock	N/A	N/A	N/A	—	61	—	80
Vitalyst, LLC	Common stock	N/A	N/A	N/A	1	7	—	—
Workforce Software, LLC	LLC units	N/A	N/A	N/A	323	323	0.1	357
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	242	221	—	220
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	43	34	—	17
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	10	10	—	13
						9,175	1.0	10,040
Ecological
Pace Analytical Services, LLC	Common stock	N/A	N/A	N/A	3	304	—	298

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics
Diligent Corporation	Preferred stock	N/A	N/A	N/A	56	$1	—%	$223
Episerver, Inc.	Common stock	N/A	N/A	N/A	35	354	—	354
Project Silverback Holdings Corp.	Preferred stock	N/A	N/A	N/A	3	6	—	—
SEI, Inc.	LLC units	N/A	N/A	N/A	340	265	0.1	622
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	152	—	—
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	2	14	—	—
						792	0.1	1,199
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	614	—	369
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	362	387	0.1	417
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	579	0.1	420
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	—
BIO18 Borrower, LLC	LLC interest	N/A	N/A	N/A	92	484	0.1	484
BIOVT, LLC	LLC units	N/A	N/A	N/A	—	407	0.1	713
CRH Healthcare Purchaser, Inc.	LP interest	N/A	N/A	N/A	201	201	—	201
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	8,637	864	0.1	1,119
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	87	9	—	19
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	357	—	370
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	883	831	0.1	537
Elite Dental Partners LLC	Common stock	N/A	N/A	N/A	—	360	0.1	401
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	182	—	244
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	—	—	36
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	—	349	—	178
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	4	4	—	—
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	133	—	87
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	1	—	—
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	148	148	—	110
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	417	—	139
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	387	—	331
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	1	157	—	186
MD Now Holdings, Inc.	LLC units	N/A	N/A	N/A	7	68	—	68
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	182	182	—	122
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	234	234	—	306
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	167
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	231	—	274
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	18
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	—	192
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	11	76	—	48
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	683	—	361
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	—	249	—	15
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	3	3	—	—
SLMP, LLC	LLC interest	N/A	N/A	N/A	289	289	—	319
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	62	—	77
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	28
SSH Corporation	Common stock	N/A	N/A	N/A	—	40	—	201
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	68	—	47
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	—	—	—
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	525

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
U.S. Renal Care, Inc.	LP interest	N/A	N/A	N/A	1	$2,665	0.2%	$1,699
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	246	—	82
						12,591	1.0	10,910
Insurance
Captive Resources Midco, LLC(15)	LLC units	N/A	N/A	N/A	1	—	0.1	436
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	72	—	99
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	44	1	—	173
Orchid Underwriters Agency, LLC	LP interest	N/A	N/A	N/A	37	37	—	37
						110	0.1	745
Leisure, Amusement, Motion Pictures, Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	958
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	—	414	0.1	462
Titan Fitness, LLC	LLC units	N/A	N/A	N/A	1	712	0.2	1,748
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	31	49	—	49
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	21	33	—	33
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	18	27	—	27
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	15	24	—	24
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	7	10	—	10
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	1	1	—	1
						1,982	0.4	3,312
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC(15)	LLC units	N/A	N/A	N/A	11	106	—	133
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	210	0.2	1,670
						316	0.2	1,803
Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A	N/A	N/A	70	70	—	56
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	2	244	0.1	338
PPV Intermediate Holdings II, LLC	LLC interest	N/A	N/A	N/A	13	13	—	15
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	—	161	—	139
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A	N/A	12	124	—	147
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	216	—	341
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	64	2	—	43
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	106	—	214
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	160	—	217
						1,096	0.1	1,510
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	240	—	161

Retail Stores
Batteries Plus Holding Corporation	LP interest	N/A	N/A	N/A	5	529	0.1	841
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	19	248	0.1	475
DTLR, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	782
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	165	—	22
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	2	192	—	246
Feeders Supply Company, LLC	Common stock	N/A	N/A	N/A	—	—	—	34
Jet Equipment & Tools Ltd.(8)(9)(12)	LLC units	N/A	N/A	N/A	—	339	0.1	429
Marshall Retail Group LLC, The	LLC units	N/A	N/A	N/A	15	154	—	125
Paper Source, Inc.	Common stock	N/A	N/A	N/A	8	1,387	0.1	469

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail Stores - (continued)
Pet Holdings ULC(8)(12)	LP interest	N/A		N/A	N/A	455	$386	0.1%	$462
Pet Supplies Plus, LLC	LLC units	N/A		N/A	N/A	67	67	—	67
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A		N/A	N/A	2	180	—	180
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A		N/A	N/A	—	36	—	36
							4,094	0.6	4,168

Total non-controlled/non-affiliate company equity investments							$39,428	4.6%	$44,237

Total non-controlled/non-affiliate company investments						$1,816,333	$1,835,229	190.9%	$1,842,071

Non-controlled affiliate company investments(16)
Debt investments
Diversified/Conglomerate Service
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.40%	10/2023	$2,296	$2,245	0.2%	$2,066
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.40%	10/2023	192	189	—	173
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.40%	10/2023	17	17	—	15
Switchfly LLC(8)	One stop	L + 8.50%		N/A(6)	10/2023	—	—	—	—
						2,505	2,451	0.2	2,254
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(8)	One stop	L + 10.00%	(a)	10.52% cash/2.00% PIK	05/2019	4,211	4,210	0.5	4,211
Benetech, Inc.(8)	One stop	P + 8.75%	(a)(f)	11.87% cash/2.00% PIK	05/2019	166	166	—	166
						4,377	4,376	0.5	4,377

Total non-controlled affiliate company debt investments						$6,882	$6,827	0.7%	$6,631

Equity Investments (13)(14)
Diversified/Conglomerate Service
Switchfly LLC(8)	LLC units	N/A		N/A	N/A	1,304	$653	0.1%	$846

Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(8)	LLC interest	N/A		N/A	N/A	56	—	—	16
Benetech, Inc.(8)	LLC interest	N/A		N/A	N/A	56	—	—	—
							—	—	16

Total non-controlled affiliate company equity investments							$653	0.1%	$862

Total non-controlled affiliate company investments						$6,882	$7,480	0.8%	$7,493

Controlled affiliate company investments(17)
Equity Investments(13)(14)
Investment Funds and Vehicles
Senior Loan Fund LLC(8)(18)	LLC interest	N/A		N/A	N/A	73,132	$73,132	7.1%	$68,915

Total controlled affiliate company equity investments							$73,132	7.1%	$68,915

Total investments						$1,823,215	$1,915,841	198.8%	$1,918,479

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Cash, cash equivalents and restricted cash, cash equivalents and foreign currencies
Cash and restricted cash and foreign currencies					$30,858	2.2%	$30,858
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)		2.27% (19)			22,847	3.4	22,847
Total cash, cash equivalents and restricted cash, cash equivalents and foreign currencies					$53,705	5.6%	$53,705

Total investments and cash, cash equivalents and restricted cash and cash equivalents					$1,969,546	204.4%	$1,972,184

^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 6).
*	Denotes that all or a portion of the loan secures the notes offered in the 2018 Debt Securitization (as defined in Note 6).
#	Denotes that all or a portion of the loan collateralizes the Credit Facility (as defined in Note 6).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Euro Interbank Offered Rate ("EURIBOR" or "E") or Prime ("P") and which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of December 31, 2018. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of December 31, 2018, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2018, as the loan may have priced or repriced based on an index rate prior to December 31, 2018.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 2.50% as of December 31, 2018.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 2.61% as of December 31, 2018.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.81% as of December 31, 2018.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.88% as of December 31, 2018.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 3.01% as of December 31, 2018.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 5.50% as of December 31, 2018.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.31% as of December 31, 2018.
(h) Denotes that all or a portion of the loan was indexed to the 30-day GBP LIBOR, which was 0.73% as of December 31, 2018.
(i) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.91% as of December 31, 2018.
(j) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 1.03% as of December 31, 2018.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2018.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 5. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of December 31, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Loan was on non-accrual status as of December 31, 2018, meaning that the Company has ceased recognizing interest income on the loan.

(8)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2018, total non-qualifying assets at fair value represented 7.0% of the Company's total assets calculated in accordance with the 1940 Act.

(9)
Loan is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Transactions.

(10)	The headquarters of this portfolio company is located in the United Kingdom.

(11)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing ("ASC Topic 860"), and therefore, the asset remains in the Consolidated Schedule of Investments. See Note 6. Borrowings.

(12)	The headquarters of this portfolio company is located in Canada.

(13)	Equity investments are non-income producing securities unless otherwise noted.

(14)	Ownership of certain equity investments may occur through a holding company or partnership.

(15)	The Company holds an equity investment that entitles it to receive preferential dividends.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

(16)As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities ("non-controlled affiliate"). Transactions related to investments in non-controlled affiliates for the three months ended December 31, 2018 were as follows:

Portfolio Company	Fair value as of September 30, 2018	Purchases (cost)(k)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of December 31, 2018	Net realized gain/(loss)	Interest and fee income	Dividend income
Benetech, Inc.	$4,496	$26	$(129)	$—	$1	$(1)	$4,393	$—	$154	$—
Switchfly LLC	2,788	245	—	—	(16)	83	3,100	—	19	—
Total Non-Controlled Affiliates	$7,284	$271	$(129)	$—	$(15)	$82	$7,493	$—	$173	$—

(k)	Purchases at cost includes amounts related to payment-in-kind ("PIK") interest capitalized and added to the principal balance of the respective loans.
(17)As defined in the 1940 Act, the Company is deemed to be both an "affiliated person" of and "control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) ("controlled affiliate"). Transactions related to investments in controlled affiliates for the three months ended December 31, 2018 were as follows:

Portfolio Company	Fair value as of September 30, 2018	Purchases (cost)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of December 31, 2018	Net realized gain/(loss)	Interest and fee income	Dividend income
Senior Loan Fund LLC(l)	$71,084	$—	$(2,275)	$—	$—	$106	$68,915	$—	$—	$—
Total Controlled Affiliates	$71,084	$—	$(2,275)	$—	$—	$106	$68,915	$—	$—	$—

(l)
Together with RGA Reinsurance Company ("RGA"), the Company co-invests through Senior Loan Fund LLC ("SLF"). SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owns more than 25% of the voting securities of SLF, the Company does not have sole control over significant actions of SLF for purposes of the 1940 Act or otherwise.

(18)
The Company receives quarterly profit distributions from its equity investment in SLF. For the three months ended December 31, 2018, the Company did not receive a profit distribution from its equity investment in SLF. See Note 4. Investments.

(19)	The rate shown is the annualized seven-day yield as of December 31, 2018.

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

(1)
The majority of the investments bear interest at a rate that may be determined by reference to LIBOR, EURIBOR or Prime and which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of September 30, 2018. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 28, 2018, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 28, 2018, as the loan may have priced or repriced based on an index rate prior to September 28, 2018.

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

Portfolio Company	Fair value as of September 30, 2017	Purchases (cost)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of September 30, 2018	Net realized gain/(loss)	Interest and fee income	Dividend income
Senior Loan Fund LLC(j)	$95,015	$12,163	$(34,213)	$—	$—	$106	$73,071	$—	$—	$—
Total Controlled Affiliates	$95,015	$12,163	$(34,213)	$—	$—	$106	$73,071	$—	$—	$—

(j)
Together with RGA, the Company co-invests through SLF. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owns more than 25% of the voting securities of SLF, the Company does not have sole control over significant actions of SLF for purposes of the 1940 Act or otherwise.

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

On November 27, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Golub Capital Investment Corporation, a Maryland corporation (“GCIC”), Fifth Ave Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), the Investment Adviser and, for certain limited purposes, the Administrator. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into GCIC, with GCIC continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “Initial Merger”) and, immediately thereafter, GCIC will merge with and into the Company, with the Company continuing as the surviving company (together with the Initial Merger, the “Merger”).

Note 2. Significant Accounting Policies and Recent Accounting Updates

Basis of presentation:  The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).
The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2018, as filed with the U.S. Securities and Exchange Commission (the "SEC").

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

Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), Golub Capital BDC 2010-1 LLC (“2010 Issuer”), Golub Capital BDC CLO 2014 LLC (“2014 Issuer”), Golub Capital BDC CLO III Depositor LLC (“2018 CLO Depositor”), Golub Capital BDC CLO III LLC (“2018 Issuer”), Golub Capital BDC Funding LLC (“Funding”), Golub Capital BDC Holdings, LLC (“BDC Holdings”), GC SBIC IV, L.P. (“SBIC IV”), GC SBIC V, L.P. (“SBIC V”) and GC SBIC VI, L.P. (“SBIC VI”). The Company does not consolidate its non-controlling interest in SLF. See further description of the Company’s investment in SLF in Note 4.

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including 2010 Issuer, 2014 Issuer, 2018 Issuer and Funding that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

(1)
cash and cash equivalents, restricted cash and cash equivalents, fair value of investments, interest receivable, and other assets and liabilities—at the spot exchange rate on the last business day of the period; and

(2)	purchases and sales of investments, income and expenses—at the exchange rates prevailing on the respective dates of such transactions.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. Fluctuations arising from the translation of assets other than investments and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2018 and 2017, interest income included $1,953 and $2,709, respectively, of accretion of discounts. For the three months ended December 31, 2018 and 2017, the Company received loan origination fees of $3,048 and $2,069, respectively.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2018 and 2017, the Company recorded PIK income of $125 and $285, respectively, and received PIK payments in cash of $41 and $2, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three months ended December 31, 2018 and 2017, fee income included $395 and $435, respectively, of prepayment premiums, which fees are non-recurring.

For the three months ended December 31, 2018 and 2017, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $37,650 and $30,631, respectively.

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
For the three months ended December 31, 2018 and 2017, excluding the Company's investment in LLC equity interests in SLF, the Company recorded dividend income of $39 and $597, respectively, and return of capital distributions, excluding the Company's investment in LLC equity interests in SLF of $0 and $308, respectively, and return of capital distributions of $2,275 and $4,200, respectively, from the Company's investment in LLC equity interests in SLF.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $4,588 and $5,625 as of December 31, 2018 and September 30, 2018, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Partial loan sales:  The Company follows the guidance in ASC Topic 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s Consolidated Statements of Financial Condition and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 5 for additional information.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that it's estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2018 and 2017, $0 and $0, respectively, was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2018. The Company's tax returns for the 2015 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan:  The Company has a share repurchase program (the “Program”) which allows the Company to repurchase up to $75,000 of the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2018 and the Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

prices, through open market transactions, including block transactions. The Company did not make any repurchases of its common stock during each of the three months ended December 31, 2018 and 2017.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2018 and September 30, 2018, the Company had deferred debt issuance costs of $3,796 and $2,934, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the three months ended December 31, 2018 and 2017, was $669 and $794, respectively.

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs are charged against the proceeds from equity offerings when received. As of December 31, 2018 and September 30, 2018, deferred offering costs, which are included in other assets on the Consolidated Statements of Financial Condition, were $111 and $111, respectively. For the three months ended December 31, 2018, there were no new equity offerings and as such, there was no change in deferred offering costs.

Accounting for derivative instruments:  The Company does not utilize hedge accounting and marks its derivatives, if any, to market through a net change in unrealized appreciation (depreciation) on derivative instruments in the Consolidated Statements of Operations.

Securities Exchange Commission ("SEC") Disclosure Update and Simplification: In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the "SEC Release"), amending certain disclosure requirements intended to facilitate the disclosure of information to investors and simplify compliance. The effective date for the SEC Release is effective for all filings on or after November 5, 2018. The Company first adopted the SEC Release for the fiscal year ended September 30, 2018. The SEC Release required presentation changes to the Company's Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets. Prior to adoption, the Company presented, in accordance with previous SEC rules, distributable earnings on the Consolidated Statements of Financial Condition, as three components: 1) undistributed net investment income; 2) net unrealized appreciation (depreciation) on investments; and 3) net realized gain (loss) on investments and presented distributions from distributable earnings on the Consolidated Statements of Changes in Net Assets as two components: 1) distributions from net investment income; and 2) distributions from realized gain. In accordance with the SEC Release, distributable earnings and distributions from distributable earnings are shown in total on the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets, respectively. The changes in presentation have been retrospectively applied to the Consolidated Statements of Changes in Net Assets for the period ended December 31, 2017.

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

For the three months ended December 31, 2018 and 2017, the Income Incentive Fee incurred was $2,461 and $2,158, respectively.

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

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2018, the Company had a reversal of the accrual of the capital gain incentive fee of $478, and for the three months ended December 31, 2017, the Company accrued a capital gain incentive fee of $713, which accruals are included in incentive fee in the Consolidated Statements of Operations. As of December 31, 2018 and September 30, 2018, included in management and incentive fees payable on the Consolidated Statements of Financial Condition were $6,680 and $7,158, respectively, for cumulative accruals for capital gain incentive fees under GAAP, including the amounts payable pursuant to the Investment Advisory Agreement described above.

As of December 31, 2018 and September 30, 2018 the Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) was $1,578 and $2,303, respectively. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year, and the Company paid a $1,196 Capital Gain Incentive Fee calculated in accordance with the Investment Advisory Agreement as of December 31, 2017. The Company did not pay any capital gain incentive fee under the Investment Advisory Agreement for any period ended prior to December 31, 2017.

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

Included in accounts payable and accrued expenses is $699 and $616 as of December 31, 2018 and September 30, 2018, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three months ended December 31, 2018 and 2017 were $364 and $799, respectively.

As of December 31, 2018 and September 30, 2018, included in accounts payable and accrued expenses were $845 and $364, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

On June 22, 2016, the Company entered into an unsecured revolving credit facility with the Investment Adviser (the "Adviser Revolver"), with a maximum credit limit of $20,000 and expiration date of June 22, 2019. Refer to Note 6 for discussion of the Adviser Revolver.

During the three months ended December 31, 2018, and 2017, the Company did not complete any sale transactions with SLF.

During the three months ended December 31, 2018, and 2017, SLF incurred an administrative service fee of $80 and $113, respectively.

On November 27, 2018, the Company entered into the Merger Agreement with GCIC, Merger Sub, the Investment Adviser and, for certain limited purposes, the Administrator. Refer to Note 11 for discussion of the Merger.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments

Investments as of December 31, 2018 and September 30, 2018 consisted of the following:

	As of December 31, 2018			As of September 30, 2018
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$259,260	$256,756	$256,796	$233,064	$230,846	$231,169
One stop	1,554,030	1,536,035	1,537,583	1,443,980	1,426,640	1,430,196
Second lien	9,434	9,346	9,434	9,435	9,338	9,435
Subordinated debt	491	491	652	251	251	251
LLC equity interests in SLF(1)	N/A	73,132	68,915	N/A	75,407	71,084
Equity	N/A	40,081	45,099	N/A	38,170	40,706
Total	$1,823,215	$1,915,841	$1,918,479	$1,686,730	$1,780,652	$1,782,841

(1)	SLF’s proceeds from the LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of December 31, 2018		As of September 30, 2018
Amortized Cost:
United States
Mid-Atlantic	$379,281	19.8%	$354,662	19.9%
Midwest	380,295	19.8	370,239	20.8
West	317,248	16.6	306,052	17.2
Southeast	462,156	24.1	422,844	23.7
Southwest	237,892	12.4	186,468	10.5
Northeast	106,881	5.6	125,329	7.0
Canada	25,948	1.4	15,058	0.9
United Kingdom	6,140	0.3	—	—
Total	$1,915,841	100.0%	$1,780,652	100.0%

Fair Value:
United States
Mid-Atlantic	$372,666	19.4%	$347,560	19.5%
Midwest	381,424	19.9	371,141	20.8
West	315,391	16.4	306,074	17.2
Southeast	468,883	24.4	428,235	24.0
Southwest	240,911	12.6	189,379	10.6
Northeast	107,111	5.6	125,051	7.0
Canada	25,965	1.4	15,401	0.9
United Kingdom	6,128	0.3	—	—
Total	$1,918,479	100.0%	$1,782,841	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2018 and September 30, 2018 were as follows:

	As of December 31, 2018		As of September 30, 2018
Amortized Cost:
Aerospace and Defense	$55,539	2.9%	$51,288	2.9%
Automobile	20,614	1.1	18,934	1.1
Beverage, Food and Tobacco	100,814	5.3	99,594	5.6
Broadcasting and Entertainment	1,440	0.1	1,444	0.1
Buildings and Real Estate	63,098	3.3	63,109	3.5
Chemicals, Plastics and Rubber	10,278	0.5	10,277	0.6
Diversified/Conglomerate Manufacturing	105,295	5.5	96,892	5.4
Diversified/Conglomerate Service	533,331	27.8	460,166	25.8
Ecological	18,836	1.0	18,852	1.1
Electronics	145,898	7.6	130,457	7.3
Grocery	313	0.0 *	16,203	0.9
Healthcare, Education and Childcare	355,024	18.5	337,499	19.0
Home and Office Furnishings, Housewares, and Durable Consumer	13,115	0.7	12,861	0.7
Hotels, Motels, Inns, and Gaming	15,357	0.8	15,383	0.9
Insurance	49,555	2.6	45,865	2.6
Investment Funds and Vehicles	73,132	3.8	75,407	4.2
Leisure, Amusement, Motion Pictures, Entertainment	79,770	4.2	80,302	4.5
Mining, Steel, Iron and Non-Precious Metals	4,376	0.2	4,478	0.3
Oil and Gas	14,279	0.7	14,211	0.8
Personal and Non Durable Consumer Products (Mfg. Only)	66,314	3.5	68,129	3.8
Personal, Food and Miscellaneous Services	32,093	1.7	31,526	1.8
Printing and Publishing	4,191	0.2	4,200	0.2
Retail Stores	141,163	7.4	111,550	6.3
Telecommunications	6,301	0.3	6,310	0.3
Textiles and Leather	2,192	0.1	2,196	0.1
Utilities	3,523	0.2	3,519	0.2
Total	$1,915,841	100.0%	$1,780,652	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of December 31, 2018		As of September 30, 2018
Fair Value:
Aerospace and Defense	$52,141	2.7%	$47,891	2.7%
Automobile	20,914	1.1	19,158	1.1
Beverage, Food and Tobacco	100,075	5.2	99,608	5.6
Broadcasting and Entertainment	1,443	0.1	1,447	0.1
Buildings and Real Estate	65,272	3.4	65,255	3.7
Chemicals, Plastics and Rubber	10,418	0.5	10,356	0.6
Diversified/Conglomerate Manufacturing	104,979	5.5	96,663	5.4
Diversified/Conglomerate Service	539,108	28.1	466,037	26.1
Ecological	19,175	1.0	19,148	1.1
Electronics	145,521	7.6	130,472	7.3
Grocery	300	0.0 *	14,629	0.8
Healthcare, Education and Childcare	351,805	18.3	333,736	18.7
Home and Office Furnishings, Housewares, and Durable Consumer	12,464	0.7	12,831	0.7
Hotels, Motels, Inns, and Gaming	15,551	0.8	15,592	0.9
Insurance	50,738	2.6	47,041	2.6
Investment Funds and Vehicles	68,915	3.6	71,084	4.0
Leisure, Amusement, Motion Pictures, Entertainment	81,433	4.2	81,907	4.6
Mining, Steel, Iron and Non-Precious Metals	4,393	0.2	4,496	0.3
Oil and Gas	14,472	0.8	14,340	0.8
Personal and Non Durable Consumer Products (Mfg. Only)	68,131	3.6	69,912	3.9
Personal, Food and Miscellaneous Services	32,874	1.7	32,253	1.8
Printing and Publishing	4,182	0.2	4,167	0.2
Retail Stores	142,116	7.4	112,738	6.3
Telecommunications	6,376	0.4	6,393	0.4
Textiles and Leather	2,130	0.1	2,134	0.1
Utilities	3,553	0.2	3,553	0.2
Total	$1,918,479	100.0%	$1,782,841	100.0%
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

As of December 31, 2018 and September 30, 2018, SLF was capitalized by LLC equity interest subscriptions from its members. As of December 31, 2018 and September 30, 2018, the Company and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. SLF’s profits and losses are allocated to the Company and RGA in accordance with their respective ownership interests.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”), which as of December 31, 2018 allowed SLF II to borrow up to $101,404 at any one time outstanding, subject to leverage and borrowing base restrictions.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of December 31, 2018 and September 30, 2018, SLF had the following commitments from its members (in the aggregate):

	As of December 31, 2018		As of September 30, 2018
	Committed	Funded(1)	Committed	Funded(1)
LLC equity commitments	$200,000	$83,580	$200,000	$86,180
Total	$200,000	$83,580	$200,000	$86,180

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of December 31, 2018 and September 30, 2018, SLF had total assets at fair value of $180,692 and $186,326, respectively. As of December 31, 2018, SLF had two portfolio company investments on non-accrual status with a fair value of $4,602. As of September 30, 2018, SLF had one portfolio company investment on non-accrual status with a fair value of $3,856. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of December 31, 2018 and September 30, 2018, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $5,612 and $5,920, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2018 and September 30, 2018:

	As of	As of
	December 31, 2018	September 30, 2018
Senior secured loans(1)	$180,615	$183,668
Weighted average current interest rate on senior secured loans(2)	7.8%	7.5%
Number of borrowers in SLF	31	32
Largest portfolio company investments(1)	$12,753	$13,716
Total of five largest portfolio company investments(1)	$55,730	$57,330

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Investment Portfolio as of December 31, 2018
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
1A Smart Start LLC(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	7.0%	$2,984	$2,973
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior loan	02/2019	7.5	6,561	3,281
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior loan	02/2019	7.5	449	224
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior loan	02/2019	N/A(6)	—	—
Boot Barn, Inc.(4)	Retail Stores	Senior loan	06/2021	7.3	9,533	9,533
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.6	4,419	4,415
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	N/A(6)	—	—
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.3	2,492	2,492
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	8.2	13	13
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	8.0	8,480	8,480
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	8.0	4,273	4,273
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.3	2,410	2,410
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.3	1,212	1,212
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.3	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.3	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	N/A(6)	—	—
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior loan	06/2022	6.4	4,809	4,809
DISA Holdings Acquisition Subsidiary Corp.(4)(7)	Diversified/Conglomerate Service	Senior loan	06/2022	N/A(6)	—	—
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.8	4,462	4,462
Encore GC Acquisition, LLC(7)	Healthcare, Education and Childcare	Senior loan	01/2020	N/A(6)	—	—
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.6	5,951	5,951
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.6	1,653	1,653
Flexan, LLC(4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	10.0	305	305
Gamma Technologies, LLC(4)	Electronics	Senior loan	06/2024	8.0	10,160	10,160
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	9.3	4,571	4,571
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	7.0	2,294	2,294
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	7.3	119	119
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	7.3	64	64
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	05/2020	8.7	8,745	7,838
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2020	N/A(6)	—	—
Paradigm DKD Group, LLC(5)	Buildings and Real Estate	Senior loan	05/2020	8.8	1,952	781
Paradigm DKD Group, LLC(5)	Buildings and Real Estate	Senior loan	05/2020	8.8	792	317
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(4)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.5	5,304	5,304
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.5	4,501	4,411
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.8	65	63
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.5	53	52
Pyramid Healthcare, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2020	9.0	10,125	10,024
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.0	148	146
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.0	100	99
Pyramid Healthcare, Inc.(7)	Healthcare, Education and Childcare	Senior loan	08/2020	N/A(6)	—	(6)
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2022	7.1	3,814	3,814
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2021	7.1	25	25
Rubio's Restaurants, Inc.(4)	Beverage, Food and Tobacco	Senior loan	10/2019	8.1	4,928	4,928

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Investment Portfolio as of December 31, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.8%	$4,927	$4,927
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	8.5	1,586	1,586
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.60 cash/1.00 PIK	4,341	3,777
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.6	70	60
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.6	64	56
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.6	45	39
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior loan	09/2022	6.8	2,251	2,251
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2022	N/A(6)	—	—
SEI, Inc.(4)	Electronics	Senior loan	07/2023	7.8	12,611	12,611
SEI, Inc.	Electronics	Senior loan	07/2023	N/A(6)	—	—
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	7.3	9,874	9,874
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	9.0	69	69
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.7	4,495	4,270
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.7	3,514	3,338
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.7	641	609
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.2	479	455
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.6	236	224
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.8	2,823	2,823
W3 Co.	Oil and Gas	Senior loan	03/2022	8.5	1,250	1,250
WHCG Management, LLC(4)	Healthcare, Education and Childcare	Senior loan	03/2023	7.8	7,880	7,722
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2022	6.8	5,595	5,595
Total senior loan investments					$180,615	$173,124

W3 Co. (6)(7)	Oil and Gas	LLC units	N/A	N/A	3	$1,320
Total equity investments						$1,320

Total investments					$180,615	$174,444

(1)	Represents the weighted average annual current interest rate as of December 31, 2018. All interest rates are payable in cash.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(4)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of December 31, 2018. As such, no interest is being earned on this investment.

(6)	Equity investment received as a result of the portfolio company's debt restructuring.

(7)	Non-income producing.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2018
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	02/2022	7.0%	$2,073	$2,084
1A Smart Start LLC(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	02/2022	6.7	922	924
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior Loan	11/2018	7.2	6,561	3,609
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior Loan	11/2018	7.2	449	247
Boot Barn, Inc.	Retail Stores	Senior Loan	06/2021	6.9	9,533	9,533
Brandmuscle, Inc.	Printing and Publishing	Senior Loan	12/2021	7.1	4,678	4,674
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior Loan	12/2023	7.9	13	13
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior Loan	12/2023	6.7	2,499	2,499
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior Loan	12/2020	7.9	8,502	8,332
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior Loan	12/2020	7.9	4,284	4,198
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	2,417	2,417
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	1,215	1,215
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	58	58
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior Loan	06/2022	6.1	71	71
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior Loan	06/2022	6.1	4,821	4,821
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior Loan	01/2020	7.5	4,540	4,540
Flexan, LLC(4)	Chemicals, Plastics and Rubber	Senior Loan	02/2020	9.8	304	304
Flexan, LLC	Chemicals, Plastics and Rubber	Senior Loan	02/2020	8.1	5,967	5,967
Flexan, LLC	Chemicals, Plastics and Rubber	Senior Loan	02/2020	8.1	1,657	1,657
Gamma Technologies, LLC(4)	Electronics	Senior Loan	06/2024	7.7	10,186	10,186
III US Holdings, LLC	Diversified/Conglomerate Service	Senior Loan	09/2022	9.0	4,927	4,927
Jensen Hughes, Inc.	Buildings and Real Estate	Senior Loan	03/2024	6.7	2,293	2,293
Jensen Hughes, Inc.	Buildings and Real Estate	Senior Loan	03/2024	6.7	119	119
Jensen Hughes, Inc.	Buildings and Real Estate	Senior Loan	03/2024	6.7	64	64
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior Loan	05/2020	8.3	8,745	8,133
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	05/2020	8.5	702	524
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	05/2020	8.5	1,957	1,369
Pasternack Enterprises, Inc. and Fairview Microwave, Inc (4)	Diversified/Conglomerate Manufacturing	Senior Loan	07/2025	6.2	5,318	5,291
Payless ShoeSource, Inc.	Retail Stores	Senior Loan	08/2022	11.3	762	528
Polk Acquisition Corp.	Automobile	Senior Loan	06/2022	7.5	93	93
Polk Acquisition Corp.	Automobile	Senior Loan	06/2022	7.2	4,513	4,513
Polk Acquisition Corp.	Automobile	Senior Loan	06/2022	7.2	53	53
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	411	411
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	10,152	10,152
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	45	45
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	148	148
RSC Acquisition, Inc.(4)	Insurance	Senior Loan	11/2021	6.8	17	17
RSC Acquisition, Inc.(4)	Insurance	Senior Loan	11/2022	6.7	3,824	3,815
Rubio's Restaurants, Inc.(4)	Beverage, Food and Tobacco	Senior Loan	10/2019	7.6	4,941	4,941
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior Loan	04/2019	7.6	991	991
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior Loan	04/2019	7.6	5,061	5,061
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	70	64

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4%	4,345	3,997
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	45	42
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	64	59
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior Loan	09/2022	6.4	2,354	2,342
SEI, Inc.(4)	Electronics	Senior Loan	07/2023	7.5	13,716	13,716
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	7.0	10,142	10,142
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	4,507	4,416
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	486	476
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	7.1	650	637
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	7.1	239	235
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	3,532	3,460
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior Loan	01/2024	6.6	2,830	2,830
W3 Co.	Oil and Gas	Senior Loan	03/2022	8.2	1,253	1,251
WHCG Management, LLC(4)	Healthcare, Education and Childcare	Senior Loan	03/2023	7.4	7,900	7,900
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior Loan	08/2022	6.5	5,609	5,609
Total senior loan investments					$183,668	$178,053

Payless ShoeSource, Inc. (6)(7)	Retail Stores	LLC interest	N/A	N/A	35	$54
W3 Co. (6)(7)	Oil and Gas	LLC units	N/A	N/A	3	1,073
Total equity investments						$1,127

Total investments					$183,668	$179,180

(1)	Represents the weighted average annual current interest rate as of September 30, 2018. All interest rates are payable in cash.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(4)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of September 30, 2018. As such, no interest is being earned on this investment.

(6)	Equity investment received as a result of the portfolio company's debt restructuring.

(7)	Non-income producing.
As of December 31, 2018, the Company has committed to fund $175,000 of LLC equity interest subscriptions to SLF. As of December 31, 2018 and September 30, 2018, $73,133 and $75,407, respectively, of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three months ended December 31, 2018 and 2017, the Company received $0 and $1,965, respectively, in dividend income from the SLF LLC equity interests.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

See below for certain summarized financial information for SLF as of December 31, 2018 and September 30, 2018 and for the three months ended December 31, 2018 and 2017:

	As of	As of
	December 31, 2018	September 30, 2018
Selected Balance Sheet Information:
Investments, at fair value	$174,444	$179,180
Cash and other assets	5,959	7,146
Receivable from investments sold	289	—
Total assets	$180,692	$186,326
Senior credit facility	$101,404	$104,622
Unamortized debt issuance costs	—	(18)
Other liabilities	528	484
Total liabilities	101,932	105,088
Members’ equity	78,760	81,238
Total liabilities and members' equity	$180,692	$186,326

	Three months ended December 31,
	2018	2017
Selected Statement of Operations Information:
Interest income	$3,636	$4,908
Fee income	9	25
Total investment income	3,645	4,933
Interest and other debt financing expense	1,187	2,079
Administrative service fee	80	113
Other expenses	24	29
Total expenses	1,291	2,221
Net investment income	2,354	2,712
Net realized gain (loss) on investments	(1,314)	—
Net change in unrealized appreciation (depreciation) on investments	(918)	421
Net increase (decrease) in members' equity	$122	$3,133

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2018 and 2017. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2018 and September 30, 2018, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs.

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

As of December 31, 2018 and September 30, 2018, there were no secured borrowings outstanding. Previous secured borrowings were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

The following tables present fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2018 and September 30, 2018:

As of December 31, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,804,465	$1,804,465
Equity investments(1)	—	—	45,099	45,099
Money market funds(1)(2)	22,847	—	—	22,847
Investment measured at NAV(3)(4)	—	—	—	68,915
Total assets, at fair value:	$22,847	$—	$1,849,564	$1,941,326

As of September 30, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,671,051	$1,671,051
Equity investments(1)	—	—	40,706	40,706
Money market funds(1)(2)	10,532	—	—	10,532
Investment measured at NAV(3)(4)	—	—	—	71,084
Total assets, at fair value:	$10,532	$—	$1,711,757	$1,793,373

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents and restricted cash, cash equivalents and foreign currencies on the Consolidated Statements of Financial Condition.

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
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2018 and 2017 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of December 31, 2018 and 2017 was $827 and $1,682, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2018 and 2017:

	For the three months ended December 31, 2018
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,671,051	$40,706	$1,711,757
Net change in unrealized appreciation (depreciation) on investments	(2,139)	2,482	343
Realized gain (loss) on investments	164	(2,112)	(1,948)
Funding of (proceeds from) revolving loans, net	2,531	—	2,531
Fundings of investments	190,632	5,099	195,731
PIK interest	543	—	543
Proceeds from principal payments and sales of portfolio investments	(60,270)	(1,076)	(61,346)
Accretion of discounts and amortization of premiums	1,953	—	1,953
Fair value, end of period	$1,804,465	$45,099	$1,849,564

	For the three months ended December 31, 2017
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,538,606	$51,394	$1,590,000
Net change in unrealized appreciation (depreciation) on investments	2,837	(1,290)	1,547
Realized gain (loss) on investments	(3,000)	3,481	481
Funding of (proceeds from) revolving loans, net	(3,498)	—	(3,498)
Fundings of investments	136,827	1,114	137,941
PIK interest	277	—	277
Proceeds from principal payments and sales of portfolio investments	(91,804)	(5,872)	(97,676)
Accretion of discounts and amortization of premiums	2,709	—	2,709
Fair value, end of period	$1,582,954	$48,827	$1,631,781

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2018 and September 30, 2018.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)(2)	$251,472	Market rate approach	Market interest rate	4.3% - 10.3% (7.5%)
		Market comparable companies	EBITDA multiples	5.0x - 22.7x (11.4x)
	4,142	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(3)(4)	$1,531,042	Market rate approach	Market interest rate	2.0% - 15.8% (8.8%)
		Market comparable companies	EBITDA multiples	4.5x - 35.0x (13.6x)
			Revenue multiples	1.3x - 6.5x (4.1x)
	3,135	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(1)(5)	$10,086	Market rate approach	Market interest rate	6.0% - 19.5% (10.7%)
		Market comparable companies	EBITDA multiples	10.5x - 13.0x (10.5x)
			Revenue multiples	3.5x - 4.0x (3.8x)
Equity(6)(7)	$45,099	Market comparable companies	EBITDA multiples	4.5x - 26.9x (12.6x)
			Revenue multiples	1.3x - 5.5x (3.5x)

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of December 31, 2018 was determined using the market rate approach.

(2)	Excludes $1,182 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(3)	Excludes $3,406 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(4)	The Company valued $1,388,299 and $142,743 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)
The Company valued $9,592 and $494 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(6)	Excludes $68,915 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.

(7)	The Company valued $40,412 and $4,687 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)(2)	$225,960	Market rate approach	Market interest rate	4.3% - 9.9% (7.2%)
		Market comparable companies	EBITDA multiples	5.0x - 15.0x (11.1x)
	3,926	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(3)(4)	$1,422,601	Market rate approach	Market interest rate	2.0% - 13.8% (8.8%)
		Market comparable companies	EBITDA multiples	4.5x - 35.0x (13.6x)
			Revenue multiples	1.3x - 10.2x (4.1x)
	3,253	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(1)(5)	$9,686	Market rate approach	Market interest rate	8.0% - 19.5% (10.4%)
		Market comparable companies	EBITDA multiples	10.5x - 11.0x (10.5x)
			Revenue multiples	5.1x
Equity(6)(7)	$40,706	Market comparable companies	EBITDA multiples	4.5x - 28.5x (12.2x)
			Revenue multiples	1.3x - 10.2x (4.0x)

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt and other short-term borrowings as of December 31, 2018 and September 30, 2018. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of December 31, 2018		As of September 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$971,814	$960,104	$845,683	$837,578
Other short-term borrowings	21,687	21,687	—	—

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2018 the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of December 31, 2018, the Company had not obtained either approval and, as a result and subject to the exemptive relief described below, remained subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. On February 5, 2019, the Company’s stockholders voted to approve the application of the reduced asset coverage requirements to 150%, which became effective as of February 6, 2019.  On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from the asset coverage calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than the applicable asset coverage requirement under the 1940 Act. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of December 31, 2018, the Company’s asset coverage for borrowed amounts was 234.02% (excluding the SBA debentures).

Debt Securitizations: On July 16, 2010, the Company completed a $300,000 term debt securitization, which was subsequently increased to $350,000 (as amended, “2010 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations ("CLOs") and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company's overall asset coverage requirements. The notes (“2010 Notes”) offered in the 2010 Debt Securitization were issued by the 2010 Issuer, a subsidiary of Holdings. Through October 19, 2016, the 2010 Debt Securitization consisted of $203,000 of Aaa/AAA Class A 2010 Notes that bore interest at a rate of three-month LIBOR plus 1.74%, $12,000 of Class B 2010 Notes that bore interest at a rate of three-month LIBOR plus 2.40% and $135,000 of Subordinated 2010 Notes that do not bear interest. On October 20, 2016, the Company and the 2010 Issuer further amended the 2010 Debt Securitization to, among other things, (a) refinance the issued Class A 2010 Notes by redeeming in full the Class A 2010 Notes and issuing new Class A-Refi 2010 Notes in an aggregate principal amount of $205,000 that bore interest at a rate of three-month LIBOR plus 1.90%, (b) refinance the Class B 2010 Notes by redeeming in full the Class B 2010 Notes and issuing new Class B-Refi 2010 Notes in an aggregate principal amount of $10,000 that bore interest at a rate of three-month LIBOR plus 2.40%, and (c) extend the reinvestment period applicable to the 2010 Issuer to July 20, 2018. Following the refinancing, Holdings retained the Class B-Refi 2010 Notes. Through July 20, 2018, all principal collections received on the underlying collateral could have been used by the 2010 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2010 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the leverage in the 2010 Debt Securitization. The 2010 Notes were scheduled to mature on July 20, 2023.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the 2010 Debt Securitization was based on three-month LIBOR. For the three months ended December 31, 2018 and 2017, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the three months ended December 31,
	2018	2017
Stated interest expense	$—	$1,703
Amortization of debt issuance costs	—	62
Total interest and other debt financing expenses	$—	$1,765
Cash paid for interest expense	$—	$1,680
Annualized average stated interest rate	N/A	3.3%
Average outstanding balance	$—	$205,000

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). Term debt securitizations are also known as CLOs and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company’s overall asset coverage requirements. The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization initially consisted of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. The Company retained all of the Class C 2014 Notes and LLC equity interests totaling $37,500 and $119,069, respectively. On March 23, 2018, the Company and the 2014 Issuer amended the 2014 Debt Securitization to, among other things, (a) refinance the issued Class A-1 2014 Notes by redeeming in full the $191.0 million of Class A-1 2014 Notes and issuing new Class A-1-R 2014 Notes in an aggregate principal amount of $191,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.75% of the previously outstanding Class A-1 2014 Notes, (b) refinance the Class A-2 2014 Notes by redeeming in full the $20,000 of Class A-2 2014 Notes and issuing new Class A-2-R 2014 Notes in an aggregate principal amount of $20,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.95% of the previously outstanding Class A-2 2014 Notes, (c) refinance the Class B 2014 Notes by redeeming in full the $35,000 of Class B 2014 Notes and issuing new Class B-R 2014 Notes in an aggregate principal amount of $35,000 that bear interest at a rate of three-month LIBOR plus 1.40%, which is a decrease from the rate of three-month LIBOR plus 2.50% of the previously outstanding Class B 2014 Notes, (d) refinance the Class C 2014 Notes by redeeming in full the $37,500 of Class C 2014 Notes and issuing new Class C-R 2014 Notes in an aggregate principal amount of $37,500 that bear interest at a rate of three-month LIBOR plus 1.55%, which is a decrease from the rate of three-month LIBOR plus 3.50% of the previously outstanding Class C 2014 Notes. The Class C-R 2014 Notes were retained by the Company, and the Company remains the sole owner of the equity of the 2014 Issuer. The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the December 31, 2018 and September 30, 2018 Consolidated Statement of Financial Condition as debt of the Company and the Class C-R 2014 Notes and LLC equity interests were eliminated in consolidation.

Through April 28, 2018, all principal collections received on the underlying collateral could have been used by the 2014 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2014 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2014 Debt Securitization. For the three months ended December 31, 2018 and 2017, the Company had repayments on the 2014 Notes of $8,479 and $0, respectively. The 2014 Notes are scheduled to mature on April 25, 2026.

As of December 31, 2018 and 2017, there were 79 and 83 portfolio companies with a total fair value of $336,217 and $384,290, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of December 31, 2018 based on the last interest rate reset was 2.5%. For the three months ended December 31, 2018 and 2017, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the three months ended December 31,
	2018	2017
Stated interest expense	$1,701	$2,028
Amortization of debt issuance costs	110	161
Total interest and other debt financing expenses	$1,811	$2,189
Cash paid for interest expense	$1,698	$2,004
Annualized average stated interest rate	3.5%	3.3%
Average outstanding balance	$191,216	$246,000

As of December 31, 2018, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1-R, A-2-R and B-R 2014 Notes are as follows:

Description	Class A-1-R 2014 Notes	Class A-2-R 2014 Notes	Class B-R 2014 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$139,406	$14,598	$35,000
Moody’s Rating	"Aaa"	"Aaa"	"Aa1"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 0.95%	LIBOR + 0.95%	LIBOR + 1.40%

On November 16, 2018, the Company completed a $602.4 million term debt securitization (the “2018 Debt Securitization”). Term debt securitizations are also known as CLOs and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to its overall asset coverage requirement. The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by the 2018 Issuer, a subsidiary of 2018 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327.0 million of AAA/AAA Class A 2018 Notes, which bear interest at the three-month LIBOR plus 1.48%; $61.2 million of AA Class B 2018 Notes, which bear interest at the three-month LIBOR plus 2.10%; $20.0 million of A Class C-1 2018 Notes, which bear interest at the three-month LIBOR plus 2.80%; $38.8 million of A Class C-2 2018 Notes, which bear interest at the three-month LIBOR plus 2.65%; $42.0 million of BBB- Class D 2018 Notes, which bear interest at the three-month LIBOR plus 2.95%; and $113.4 million of Subordinated 2018 Notes which do not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. Through January 20, 2023, all principal collections received on the underlying collateral may be used by the 2018 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the December 31, 2018 Consolidated Statements of Financial Condition as debt of the Company. As of December 31, 2018 the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of December 31, 2018, there were 97 portfolio companies with a total fair value of $589,348, securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of December 31, 2018 based on the last interest rate reset was 2.6%. For the three months ended December 31, 2018 and 2017, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	For the three months ended December 31,
	2018	2017
Stated interest expense	$2,225	$—
Amortization of debt issuance costs	53	—
Total interest and other debt financing expenses	$2,278	$—
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	4.3%	N/A
Average outstanding balance	$204,100	$—

As of December 31, 2018, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$327,000	$61,200	$20,000
Fitch Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AA"	"A"
Interest Rate	LIBOR + 1.48%	LIBOR + 2.10%	LIBOR + 2.80%
The Investment Adviser served as collateral manager to the 2010 Issuer and serves as collateral manager to the 2014 Issuer and 2018 Issuer under separate collateral management agreements and receives a fee for providing these services. The total fees payable by the Company under its Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the 2010 Issuer, the 2014 Issuer and the 2018 Issuer for rendering such collateral management services.

As part of each of the 2010 Debt Securitization, the 2014 Debt Securitization and the 2018 Debt Securitization, GBDC entered into master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2010 Issuer, the 2014 Issuer and the 2018 Issuer, as applicable, and to purchase or otherwise acquire the Subordinated 2010 Notes, the LLC equity interests in the 2014 Issuer and the Subordinated 2018 Notes, as applicable. As of December 31, 2018, the 2014 Notes and the 2018 Notes (other than the Subordinated 2018 Notes) were the secured obligations of the 2014 Issuer and 2018 Issuer, respectively, and indentures governing each of the 2014 Notes and the 2018 Notes include customary covenants and events of default.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350,000 and the maximum amount that a single SBIC licensee may issue is $175,000. As of December 31, 2018, SBIC IV, SBIC V and SBIC VI had $115,000, $150,000 and $12,500, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2028. As of September 30, 2018, SBIC IV, SBIC V and SBIC VI had $115,000, $150,000 and $12,500, respectively, of outstanding SBA-guaranteed debenture commitments that mature between September 2021 and March 2028. The reinvestment period for SBIC IV expired on September 30, 2018. The original amount of debentures committed

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

to SBIC IV by the SBA was $150,000. In March 2018 and September 2017, SBIC IV repaid $10,000 and $25,000, respectively, of the aggregate principal amount of the SBA-guaranteed debentures outstanding at the time and $10,000 and $25,000, respectively, of debenture commitments were terminated. As of December 31, 2018 and September 30, 2018, SBIC VI had $37,500 of undrawn debenture commitments, of which $9,500 is available to be drawn, subject to SBA regulatory requirements.

The interest rate on the outstanding debentures as of December 31, 2018 is fixed at an average annualized interest rate of 3.4%. For the three months ended December 31, 2018 and 2017, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended December 31,
	2018	2017
Stated interest expense	$2,363	$2,276
Amortization of debt issuance costs	218	279
Total interest and other debt financing expenses	$2,581	$2,555
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	3.4%	3.4%
Average outstanding balance	$277,500	$267,000

Revolving Credit Facilities: On July 21, 2011, Funding entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent and lender, which as of December 31, 2018, allowed Funding to borrow up to $170,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Through a series of amendments, most recently on September 21, 2018, the Company and Funding amended the Credit Facility to, among other things, extend the expiration of the reinvestment period to September 20, 2019, extend the stated maturity date to September 21, 2023, and permit borrowings in foreign currencies. On December 14, 2017, the Company and Funding amended the Credit Facility to, among other things, decrease the size of the Credit Facility from $225,000 to $170,000 and decrease the interest the Credit Facility bears from one-month LIBOR plus 2.25% to one-month LIBOR plus 2.15%. In addition to the stated interest rate on the Credit Facility, the Company was required to pay a non-usage fee at a rate between 0.50% and 1.75% per annum depending on the size of the unused portion of the Credit Facility. The Credit Facility was collateralized by all of the assets held by Funding, and GBDC has pledged its interests in Funding as collateral to Wells Fargo Bank, N.A., as the collateral agent, under an ancillary agreement to secure the obligations of GBDC as the transferor and servicer under the Credit Facility. Both GBDC and Funding made customary representations and warranties and were required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Credit Facility was subject to the 200% asset coverage requirements contained in the 1940 Act.

The Company transferred certain loans and debt securities it originated or acquired from time to time to Funding through a purchase and sale agreement and caused Funding to originate or acquire loans, consistent with the Company’s investment objectives.

As of December 31, 2018 and September 30, 2018, the Company had outstanding debt under the Credit Facility of $97,110 and $136,000, respectively. For the three months ended December 31, 2018 and 2017, the Company had borrowings on the Credit Facility of $226,822 and $98,600, respectively, and repayments on the Credit Facility of $265,593 and $51,400, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For the three months ended December 31, 2018 and 2017, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended December 31,
	2018	2017
Stated interest expense	$976	$567
Facility fees	185	346
Amortization of debt issuance costs	98	292
Total interest and other debt financing expenses	$1,259	$1,205
Cash paid for interest expense and facility fees	$1,249	$903
Annualized average stated interest rate	4.5%	3.0%
Average outstanding balance	$86,079	$73,710

On July 20, 2018, the 2010 Issuer entered into a credit facility (as amended, the “MS Credit Facility”) with Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Secured Funding, Inc., as administrative agent, and U.S. Bank National Association, as collateral agent for the administrative agent and the lenders. On November 1, 2018, the 2010 Issuer amended the MS Credit Facility to, among other things, increase the size of the MS Credit Facility from $300,000 to $450,000. The other material terms of the MS Credit Facility were unchanged. On November 16, 2018, a portion of the proceeds from the private placement of the 2018 Notes, net of expenses, was used to repay all amounts outstanding under the MS Credit Facility, following which the agreements governing the MS Credit Facility were terminated.

The period from the closing date until January 18, 2019 was referred to as the revolving period and during such revolving period, the 2010 Issuer could request drawdowns under the MS Credit Facility. The MS Credit Facility bore interest at a rate equal to one-month LIBOR plus 1.90% during the revolving period and was scheduled to mature on March 20, 2019.

The MS Credit Facility was secured by all of the assets held by the 2010 Issuer. Pursuant to a collateral management agreement, the Investment Adviser had agreed to perform certain duties with respect to the purchase and management of the assets securing the MS Credit Facility. The Investment Adviser was not paid a fee for such services under the collateral management agreement, but was reimbursed for expenses incurred in the performance of such obligations other than any ordinary overhead expenses, which shall not be reimbursed. The 2010 Issuer made customary representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the MS Credit Facility was subject to the leverage restrictions contained in 1940 Act.

As of December 31, 2018, the Company had no outstanding debt under the MS Credit Facility. For the three months ended December 31, 2018, the Company had borrowings on the MS Credit Facility of $147,100 and repayments on the MS Credit Facility of $381,800.

For the three months ended December 31, 2018 and 2017, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility were as follows:

	For the three months ended December 31,
	2018	2017
Stated interest expense	$1,453	$—
Amortization of debt issuance costs	190	—
Total interest and other debt financing expenses	$1,643	$—
Cash paid for interest expense and facility fees	$3,174	$—
Annualized average stated interest rate	4.2%	N/A
Average outstanding balance	$135,661	$—

Revolver:  On June 22, 2016, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $20,000 and expiration date of June 22, 2019. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 2.7% as of December 31, 2018. As of December 31, 2018 and September 30, 2018, the Company had no

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

outstanding debt under the Adviser Revolver. For the three months ended December 31, 2018 and 2017, the Company had no borrowings and repayments, did not incur any interest expense and no cash was paid for interest on the Adviser Revolver.

Other Short-Term Borrowings:  Borrowings with original maturities of less than one year are classified as short-term.  The Company’s short-term borrowings as of December 31, 2018 are the result of investments that were sold under repurchase agreements.  Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860 and remains as an investment on the Consolidated Statements of Financial Condition.

As of December 31, 2018, the Company had $21,687 of short-term borrowings and the fair value of the loans associated with the short-term borrowings were $21,470. For the three months ended December 31, 2018, the annualized effective interest rate on short-term borrowings was 4.9% and interest expense was $212. The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2018 and 2017 reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $32 and $0, respectively.

The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, the 2018 Debt Securitization, SBA debentures, Credit Facility, MS Credit Facility, Adviser Revolver, and Other Short-Term Borrowings) for the three months ended December 31, 2018 was $911,608. The average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility and Adviser Revolver) for the three months ended December 31, 2017 was $791,710.

For the three months ended December 31, 2018 and 2017, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company’s total debt outstanding was 4.3% and 3.9%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2018 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2014 Debt Securitization	$189,004	$—	$—	$—	$189,004
2018 Debt Securitization	408,200	—	—	—	408,200
SBA debentures	277,500	—	35,300	102,950	139,250
Credit Facility	97,110	—	—	97,110	—
Other short-term borrowings	21,687	21,687	—	—	—
Total borrowings	$993,501	$21,687	$35,300	$200,060	$736,454

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $98,100 and $57,650 under various undrawn revolvers and other credit facilities as of December 31, 2018 and September 30, 2018, respectively. As described in Note 4, the Company had commitments of up to $101,868 and $99,593 to SLF as of December 31, 2018 and September 30, 2018, respectively that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of December 31, 2018 and September 30, 2018. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 8. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2018	2017
Net asset value at beginning of period	$16.10	$16.08
Distributions declared:
From net investment income	(0.31)	(0.35)
From capital gains	(0.13)	(0.05)
Net investment income	0.33	0.31
Net realized gain (loss) on investments and foreign currency transactions	(0.03)	0.01
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	0.01	0.04
Net asset value at end of period	$15.97	$16.04
Per share market value at end of period	$16.49	$18.20
Total return based on market value(2)	(9.65)%	(1.09)%
Number of common shares outstanding	60,422,239	59,741,248

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2018	2017
Ratio of net investment income to average net assets*	8.10%	7.65%
Ratio of total expenses to average net assets(3)*	7.40%	6.53%
Ratio of incentive fees to average net assets	0.20%	0.30%
Ratio of expenses (without incentive fees) to average net assets*	7.20%	6.23%
Total return based on average net asset value(4)*	7.54%	8.81%
Net assets at end of period	$964,954	$958,302
Average debt outstanding	$911,608	$791,710
Average debt outstanding per share	$15.09	$13.25
Portfolio turnover*	13.69%	23.61%
Asset coverage ratio(5)	234.02%	269.78%
Asset coverage ratio per unit(6)	$2,340	$2,698
Average market value per unit:(7)
2010 Debt Securitization	N/A	N/A
2014 Debt Securitization	N/A	N/A
2018 Debt Securitization	N/A	N/A
SBA Debentures	N/A	N/A
Credit Facility	N/A	N/A
Revolver	N/A	N/A
Adviser Revolver	N/A	N/A

* Annualized for periods of less than one year.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(3)	Expenses, other than incentive fees, are annualized for a period less than one year.

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

(6)
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

(7)	Not applicable because such senior securities are not registered for public trading.

Note 9. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2018 and 2017:

	Three months ended December 31,
	2018	2017
Earnings available to stockholders	$18,439	$21,315
Basic and diluted weighted average shares outstanding	60,176,619	59,584,421
Basic and diluted earnings per share	$0.31	$0.36

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended December 31, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Three months ended December 31, 2018
11/27/2018	12/12/2018	12/28/2018	$0.44	(1)	$22,339	256,785	$4,134
Three months ended December 31, 2017
11/17/2017	12/12/2017	12/28/2017	$0.40	(2)	$20,959	163,955	$2,872

(1)	Includes a special distribution of $0.12 per share.

(2)	Includes a special distribution of $0.08 per share.

Note 11. Pending Merger with Golub Capital Investment Corporation

On November 27, 2018, the Company entered into the Merger Agreement with GCIC, Merger Sub, the Investment Adviser and, for certain limited purposes, the Administrator. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into GCIC, with GCIC continuing as the surviving company and as a wholly-owned subsidiary of the Company and, immediately thereafter, GCIC will merge with and into the Company, with the Company continuing as the surviving company. The parties to the Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.

In the Merger, each share of GCIC common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into 0.865 shares of the Company’s common stock (the “Exchange Ratio”) in connection with the closing of the Merger. The Exchange Ratio will only be adjusted if, between the date of the Merger Agreement and the effective time of the Merger, the respective outstanding shares of the Company’s common stock or GCIC common stock shall have been increased or decreased or changed into or exchanged for a different number or kind of shares or securities, in each case, as a result of any reclassification, recapitalization, stock split, reverse stock split, split-up, combination or exchange of shares, or if a stock dividend or dividend payable in any other securities shall be declared with a record date within such period. No fractional shares of the Company’s common stock will be issued, and holders of GCIC common stock will receive cash in lieu of fractional shares.

Consummation of the Merger, which is currently anticipated to occur during the first half of calendar year 2019, is subject to certain closing conditions, including (1) requisite approvals of the Company’s stockholders and GCIC’s stockholders, (2) approval of the Company’s stockholders of an amendment to the Investment Advisory Agreement to be effective upon closing of the Merger, (3) the absence of certain legal impediments to the consummation of the Merger, (4) effectiveness of the registration statement for the Company’s common stock to be issued as consideration in the Merger, (5) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (6) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) and (7) a requirement that, as of a determination date that is within 48 hours (excluding Sundays and holidays) prior to the closing of the Merger, both (a) the value of the consideration paid by the Company, measured as the product of the Exchange Ratio and the greater of the closing market price and the NAV per share of the Company’s common stock, is greater than or equal to the NAV per share of GCIC common stock and (b) the product of the Exchange Ratio and the NAV per share of the Company’s common stock is less than or equal to the NAV per share of the GCIC common stock.

The Merger Agreement also contains certain termination rights in favor of the Company and GCIC, including if the Merger is not completed on or before November 27, 2019 or if the requisite approvals of the Company’s stockholders or GCIC’s stockholders are not obtained. The Merger Agreement also provides that, upon the termination of the Merger Agreement under certain circumstances, the Company may be required to pay GCIC, or GCIC may be required to pay the Company, a termination fee of $29.0 million.

The Merger is expected to be accounted for as an asset acquisition of GCIC by the Company in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations-Related Issues. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill. The final allocation of the purchase price will be determined after the Merger is completed and after completion of a final analysis to determine the estimated relative fair values of GCIC’s assets and liabilities.

In connection with the Merger, the Company is seeking stockholder approval to amend the Investment Advisory Agreement to revise (1) the cap on Incentive Fees paid to the Investment Adviser to be calculated on a per share, rather than aggregate, basis, and (2) the calculation of the Income Incentive Fee, the Capital Gain Incentive Fee and Incentive Fee Cap to exclude any amounts resulting solely from the purchase accounting for any premium or discount paid for the acquisition of assets in a merger, such as the premium to NAV to be paid for the shares of GCIC’s common stock in the Merger.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 6, 2019, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On February 1, 2019, Golub Capital BDC Funding II LLC ("Funding II"), a direct, wholly-owned, consolidated subsidiary of the Company entered into a credit facility (the "MS Credit Facility II") with Morgan Stanley Senior Funding, Inc., as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian. The MS Credit Facility II allows Funding II to borrow up to $200,000 at any one time outstanding, subject to leverage and borrowing base restrictions. The period from February 1, 2019 until February 1, 2021 is referred to as the revolving period and during such revolving period, Funding II may request drawdowns under the MS Credit Facility II. During the revolving period, borrowings under the MS Credit Facility II will bear interest at the applicable base rate plus 2.05%. Following expiration of the revolving period, the interest rate on borrowings under the MS Credit Facility II will reset to the applicable base rate plus 2.55% for the remaining term of the MS Credit Facility II. During the revolving period, which will continue through February 1, 2021 unless there is an earlier termination or event of default, Funding II may request drawdowns under the MS Credit Facility II and such borrowings will bear interest at the applicable base rate plus 2.05%. Following expiration of the revolving period, the interest rate on outstanding borrowings under the MS Credit Facility II will reset to the applicable base rate plus 2.55% for the remaining term of the MS Credit Facility II. The base rate under the MS Credit Facility II is (i) the one-month LIBOR with respect to any advances denominated in U.S. dollars or U.K. pound sterling, (ii) the one-month EURIBOR with respect to any advances denominated in euros, and (iii) the one-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars. The scheduled maturity date of the MS Credit Facility II is February 1, 2024.

The MS Credit Facility II is secured by all of the assets held by Funding II. Both the Company and Funding II have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings under the MS Credit Facility II will be subject to the leverage restrictions contained in the 1940 Act.

On February 4, 2019, in connection with entry into the MS Credit Facility II, all outstanding borrowings under the Credit Facility were repaid. Following such repayment, the agreements governing the Credit Facility were terminated.

On February 5, 2019, the Board declared a quarterly distribution of $0.32 per share payable on March 28, 2019 to holders of record as of March 7, 2019.

On February 5, 2019, the Company’s stockholders voted to approve the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to the Company effective as of February 6, 2019. As a result of the stockholder approval, effective February 6, 2019, the asset coverage ratio under the 1940 Act applicable to the Company decreased to 150% from 200%. The reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.   The Company currently intends to target a GAAP debt-to-equity ratio of about 1.0x.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make and the competition for those investments;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with GC Advisors LLC, or GC Advisors, and other affiliates of Golub Capital LLC, collectively, Golub Capital;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	general economic and political trends and other external factors;

•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;

•	general price and volume fluctuations in the stock markets;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder and any actions toward repeal thereof;

•	the effect of changes to tax legislation and our tax position; and

•	the Merger (as defined below), the likelihood the Merger is completed and the anticipated timing of its completion

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this quarterly report on Form 10-Q and as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2018.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $30.0 billion in capital under management as of December 31, 2018, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of December 31, 2018 and September 30, 2018, our portfolio at fair value was comprised of the following:

	As of December 31, 2018		As of September 30, 2018
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$256,796	13.4%	$231,169	13.0%
One stop	1,537,583	80.1	1,430,196	80.2
Second lien	9,434	0.5	9,435	0.5
Subordinated debt	652	0.0 *	251	0.0 *
LLC equity interests in SLF (1)	68,915	3.6	71,084	4.0
Equity	45,099	2.4	40,706	2.3
Total	$1,918,479	100.0%	$1,782,841	100.0%

*	Represents an amount less than 0.1%.
(1)	Proceeds from the LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2018 and September 30, 2018, one stop loans included $142.7 million and $169.4 million, respectively, of late stage lending loans at fair value.

As of December 31, 2018 and September 30, 2018, we had debt and equity investments in 212 and 199 portfolio companies, respectively, and an investment in SLF.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the years ended December 31, 2018 and 2017 was as follows:

	For the three months ended December 31,
	2018	2017
Weighted average annualized income yield (1)	8.6%	7.9%
Weighted average annualized investment income yield (2)	9.1%	8.5%
Total return based on average net asset value (3)*	7.5%	8.8%
Total return based on market value (4)	(9.7)%	(1.1)%

* Annualized for periods of less than one year.

(1)
Represents income from interest and fees, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

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

GC Advisors, as collateral manager for Golub Capital BDC 2010-LLC, or the 2014 Issuer, our wholly-owned subsidiary, under a collateral management agreement, or the 2014 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2014 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2014 Collateral Management Agreement, the term ‘‘collection period’’ refers to a quarterly period running from the day after the end of the prior collection period to the tenth business day prior to the payment date.

GC Advisors, as collateral manager for Golub Capital BDC CLO III LLC, or the 2018 Issuer, our indirect subsidiary, under a collateral management agreement, or the 2018 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2018 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2018 Collateral Management Agreement, the term "collection period" refers to the period commencing on the third business day prior to the preceding payment date and ending on (but excluding) the third business day prior to such payment date.

Collateral management fees were paid directly by the 2010 Issuer and are paid by the 2014 Issuer and 2018 Issuer to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2010 Issuer and 2014 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring and subsequent amendments of a $350.0 million term debt securitization, or the 2010 Debt Securitization and the initial structuring of a $402.6 million term debt securitization, or the 2014 Debt Securitization. The 2018 Issuer paid Morgan Stanley & Co. LLC structuring and placement fees for its services in connection with the structuring of a $602.4 million term debt securitization, or the 2018 Debt Securitization Term. Term debt securitizations are also known as collateralized loan obligations, or CLOs, and are a form of secured financing incurred by us, which is consolidated by us and subject to our overall asset coverage requirement. The 2010 Issuer, the 2014 Issuer and 2018 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2010 Debt Securitization, the 2014 Debt Securitization, and 2018 Debt Securitization, and collectively the Debt Securitizations, as applicable.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Pending Merger with GCIC: On November 27, 2018, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Golub Capital Investment Corporation, a Maryland corporation, or GCIC, Fifth Ave Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of the Company, or the Merger Sub, the Investment Adviser and, for certain limited purposes, the Administrator. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into GCIC, with GCIC continuing as the surviving company and as a wholly-owned subsidiary of us and, immediately thereafter, GCIC will merge with and into us, with us continuing as the surviving company. See Note 11 in the notes to our consolidated financial statements for further information.

Recent Developments

On February 1, 2019, Golub Capital BDC Funding II LLC, or Funding II, a direct, wholly-owned, consolidated subsidiary of Golub Capital BDC, Inc. entered into a credit facility, or the MS Credit Facility II, with Morgan Stanley Senior Funding, Inc., as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian. The MS Credit Facility II allows Funding II to borrow up to $200.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. The period from February 1, 2019 until February 1, 2021 is referred to as the revolving period and during such revolving period, Funding II may request drawdowns under the MS Credit Facility II. During the revolving period, which will continue through February 1, 2021 unless there is an earlier termination or event of default, Funding II may request drawdowns under the MS Credit Facility II and such borrowings will bear interest at the applicable base rate plus 2.05%. Following expiration of the revolving period, the interest rate on outstanding borrowings under the MS Credit Facility II will reset to the applicable base rate plus 2.55% for the remaining term of the MS Credit Facility II. The base rate under the MS Credit Facility II is (i) the one-month London Interbank Offered Rate, or LIBOR, with respect to any advances denominated in U.S. dollars or U.K. pound sterling, (ii) the one-month Euro Interbank Offered Rate with respect to any advances denominated in euros, and (iii) the one-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars. The scheduled maturity date of the MS Credit Facility II is February 1, 2024.

On February 4, 2019, in connection with entry into the MS Credit Facility II, all outstanding borrowings under our senior secured revolving credit facility, as amended, or the Credit Facility, with Wells Fargo Bank, N.A., as administrative agent and lender, were repaid. Following such repayment, the agreements governing the Credit Facility were terminated.

On February 5, 2019, the our board of directors declared a quarterly distribution of $0.32 per share payable on March 28, 2019 to holders of record as of March 7, 2019.

On February 5, 2019, our stockholders voted to approve the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to us. As a result of the stockholder approval, effective February 6, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%. The reduced asset coverage requirement permits us to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement, which permits us to double the maximum amount of leverage we are permitted to incur. We currently intend to target a GAAP debt-to-equity ratio of about 1.0x.

Consolidated Results of Operations

Consolidated operating results for the three months ended December 31, 2018 and 2017 are as follows:

	For the three months ended December 31,		Variances
	2018	2017	2018 vs. 2017
	(In thousands)
Interest income	$36,897	$30,645	$6,252
Income from accretion of discounts and origination fees	1,953	2,709	(756)
Dividend income from investments in SLF	—	1,965	(1,965)
Dividend income	39	597	(558)
Fee income	522	534	(12)
Total investment income	39,411	36,450	2,961
Total expenses	19,594	17,939	1,655
Net investment income	19,817	18,511	1,306
Net realized gain (loss) on investments and foreign currency transactions	(1,978)	481	(2,459)
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation	600	2,323	(1,723)
Net increase in net assets resulting from operations	$18,439	$21,315	$(2,876)
Average earning debt investments, at fair value(1)	$1,723,801	$1,572,419	$151,382

(1)	Does not include our investment in LLC equity interests in SLF.
Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net income may not be meaningful.

Investment Income

Investment income increased from the three months ended December 31, 2017 to the three months ended December 31, 2018 by $3.0 million primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our investment portfolio, of $151.4 million and an increase in LIBOR. These increases were partially offset by a decline in accretion of discounts resulting from decreased debt investment payoffs and a decline in dividend income from our investments in SLF of $2.0 million .

The income yield by debt security type for the three months ended December 31, 2018 and 2017 was as follows:

	For the three months ended December 31,
	2018	2017
Senior secured	7.2%	6.6%
One stop	8.8%	8.0%
Second lien	10.5%	9.5%
Subordinated debt	8.3%	19.8%

Income yields on one stop and senior secured loans increased for the three months ended December 31, 2018 primarily due to the rise in LIBOR. As of December 31, 2018, we have one second lien investment and four subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, quarterly income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2018 and 2017:

	For the three months ended December 31,		Variances
	2018	2017	2018 vs. 2017
	(In thousands)
Interest and other debt financing expenses	$9,115	$6,920	$2,195
Amortization of debt issuance costs	669	794	(125)
Base management fee	6,439	5,930	509
Income incentive fee	2,461	2,158	303
Capital gain incentive fee	(478)	713	(1,191)
Professional fees	588	688	(100)
Administrative service fee	699	618	81
General and administrative expenses	101	118	(17)
Total expenses	$19,594	$17,939	$1,655
Average debt outstanding	$911,608	$791,710	$119,898

Interest Expense

Interest and other debt financing expenses increased by $2.2 million from the three months ended December 31, 2017 to the three months ended December 31, 2018 primarily due to the increase in LIBOR and an increase in the weighted average of outstanding borrowings from $791.7 million for the three months ended December 31, 2017 to $911.6 million for the three months ended December 31, 2018. The increase in our weighted average debt outstanding was driven by the completion of the 2018 Debt Securitization, which added $408.2 million in debt, which was partially offset by the repayment of $205.0 million in debt issued by the 2010 Debt Securitization and a decrease in debt outstanding on our Credit Facility. The effective average interest rate on our outstanding debt increased to 4.3% for the three months ended December 31, 2018 from 3.9% for the three months ended December 31, 2017 primarily due to the increase in LIBOR which was partially offset by decreased pricing on outstanding debt.

Management Fee

The base management fee increased as a result of a sequential increase in average adjusted gross assets from 2017 to 2018.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $0.3 million from the three months ended December 31, 2017 to the three months ended December 31, 2018, primarily as a result of the increase in net investment income. For the three months ended December 31, 2018, while still not fully through the catch-up provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income (as defined in Note 3 of our consolidated financial statements) increased to 11.3% compared to 10.1% for the three months ended December 31, 2017.

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

The accrual for the capital gain incentive fee under GAAP was a reversal of $0.5 million, or $0.01 per share for the three months ended December 31, 2018 and an accrual of $0.7 million, or $0.01 per share, for the three months ended December 31, 2017. The decrease in accruals for a capital gain incentive fee under GAAP for the three months ended December 31, 2018 from the three months ended December 31, 2017 was primarily the result of unrealized depreciation of debt and equity investments. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

The cumulative capital gain incentive fee accrued in accordance with GAAP as of December 31, 2018 and 2017 was $6.7 million and $7.6 million, respectively, of which $1.6 million and $1.2 million, respectively, were payable as a Capital Gain Incentive Fee pursuant to the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses remained stable from the three months ended December 31, 2017 to the three months ended December 31, 2018. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three months ended December 31, 2018 and 2017 were $0.4 million and $0.8 million, respectively.

As of December 31, 2018 and September 30, 2018, included in accounts payable and accrued expenses were $0.8 million and $0.4 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2018 and 2017, we did not incur any expense for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended December 31,		Variances
	2018	2017	2018 vs. 2017
	(In thousands)
Net realized gain (loss) on investments	$(1,948)	$481	$(2,429)
Foreign currency transactions	(30)	—	(30)
Net realized gain (loss) on investments and foreign currency transactions	$(1,978)	$481	$(2,459)
Unrealized appreciation on investments	16,124	10,461	5,663
Unrealized (depreciation) on investments	(15,781)	(8,914)	(6,867)
Unrealized appreciation (depreciation) on investments in SLF(1)	106	776	(670)
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	151	—	151
Net change in unrealized appreciation (depreciation) on investments, investments in SLF and foreign currency translation	$600	$2,323	$(1,723)

(1)	Unrealized appreciation (depreciation) on investments in SLF includes our investment in LLC equity interests in SLF.
For the three months ended December 31, 2018, we had a net realized loss on investments and foreign currency transactions of $2.0 million primarily due to a realized loss recognized on the sale of one equity investment and the write off on a separate portfolio company equity investment.

For the three months ended December 31, 2018, we had $16.1 million in unrealized appreciation on 154 portfolio company investments, which was offset by $15.8 million in unrealized depreciation on 178 portfolio company investments. Unrealized appreciation during the three months ended December 31, 2018 resulted from the reversal of the net unrealized depreciation associated with the sale/write-off on two portfolio company equity investments and an increase in fair value on several portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts, and negative credit related adjustments that caused a reduction in fair value in several portfolio company investments during the three months ended December 31, 2018.

For the three months ended December 31, 2018, we had $0.1 million in unrealized appreciation on our investment in SLF LLC equity interests, which was primarily driven by net negative credit related adjustments associated with SLF's investment portfolio netted against net investment income at SLF.

For the three months ended December 31, 2017, we had a net realized gain of $0.5 million primarily due to the sale of six equity investments above their fair value, which was partially offset by the write off on one non-accrual portfolio company investment.

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

Liquidity and Capital Resources

For the three months ended December 31, 2018, we experienced a net increase in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents of $8.0 million. During the period, cash used in operating activities was $116.1 million, primarily as a result of fundings of portfolio investments of $195.7 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $63.6 million and net investment income of $19.8 million. Lastly, cash provided by financing activities was $124.1 million, primarily driven by borrowings on debt of $782.1 million that were partially offset by repayments of debt of $655.9 million and distributions paid of $22.3 million.

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

As of December 31, 2018 and September 30, 2018, we had cash and cash equivalents of $12.7 million and $5.9 million, respectively. In addition, we had foreign currencies of $0.3 million and $0.2 million as of December 31, 2018 and September 30, 2018, respectively, and restricted cash, cash equivalents and foreign currencies of $40.7 million and $39.7 million as of December 31, 2018 and September 30, 2018, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of December 31, 2018, $30.8 million of our restricted cash, cash equivalents and foreign currencies could be used to fund new investments that meet the investment guidelines established in the Debt Securitizations, which are described in further detail in Note 6 to our consolidated financial statements, and for the payment of principal and interest expense on the notes issued in the Debt Securitizations. As of December 31, 2018, $4.4 million of our restricted cash and cash equivalents could be used to fund investments that meet the guidelines under the Credit Facility as well as for the payment of interest expense and revolving debt of the Credit Facility. As of December 31, 2018, $5.4 million of our restricted cash and cash equivalents could be used to fund new investments that meet the regulatory and investment guidelines established by the U.S. Small Business Administration, or SBA, for our small business investment company, or SBIC, subsidiaries which are described in further detail in Note 6 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of December 31, 2018, the Credit Facility allowed Funding to borrow up to $170.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2018 and September 30, 2018, we had $97.1 million and $136.0 million outstanding under the Credit Facility, respectively. As of December 31, 2018 and September 30, 2018, subject to leverage and borrowing base restrictions, we had approximately $72.9 million and $34.0 million, respectively, of remaining commitments and $44.8 million and $34.0 million, respectively, of availability on the Credit Facility. In connection with entry into the MS Credit Facility II, on February 4, 2019, Funding repaid all outstanding debt held at the Credit Facility. Following such repayment, the agreements governing the Credit Facility were terminated.

On July 20, 2018, the 2010 Issuer entered into a credit facility, or, as amended, the MS Credit Facility, with Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Secured Funding, Inc., as administrative agent, and U.S. Bank National Association, as collateral agent for the administrative agent and lenders. As of September 30, 2018, the MS Credit Facility allowed the 2010 Issuer to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2018, we had $234.7 million outstanding under the MS Credit Facility. As of September 30, 2018, subject to leverage and borrowing base restrictions, we had approximately $65.3 million, of remaining commitments and $6.7 million of availability on the MS Credit Facility. On November 1, 2018 we entered into an amendment to the documents governing the MS Credit Facility, which increased the borrowing capacity from $300.0 million to $450.0 million. On November 16, 2018, in connection with and as part of the private placement of the 2018 Notes, a portion of the proceeds, net of expenses, were used to repay all amounts outstanding under the MS Credit Facility, following which the agreements governing the MS Credit Facility were terminated.

On June 22, 2016, we entered into an unsecured revolving credit facility with GC Advisors, or the Adviser Revolver, which permits us to borrow up to $20.0 million at any one time outstanding. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within the same quarter in which they are drawn. As of December 31, 2018 and September 30, 2018, we had no amounts outstanding on the Adviser Revolver.

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

On June 5, 2014, we completed the 2014 Debt Securitization in which the 2014 Issuer issued an aggregate of $402.6 million of notes, or the 2014 Notes, including, prior to their redemption on March 23, 2018, $191.0 million of Class A-1 2014 Notes, which bore interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bore interest at a rate of three-

month LIBOR plus 1.95%, $35.0 million of Class B 2014 Notes, which bore interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bore interest at a rate of three-month LIBOR plus 3.50%, and $119.1 million of LLC equity interests in the 2014 Issuer that do not bear interest. We retained all of the Class C 2014 Notes and LLC equity interests in the 2014 Issuer totaling $37.5 million and $119.1 million, respectively. On March 23, 2018, we amended the 2014 Debt Securitization to, among other things, (a) refinance the issued Class A-1 notes issued by the 2014 Issuer by redeeming in full the $191.0 million of Class A-1 2014 Notes and issuing new Class A-1-R 2014 Notes in an aggregate principal amount of $191.0 million that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.75% of the previously outstanding Class A-1 2014 Notes, (b) refinance the Class A-2 2014 Notes by redeeming in full the $20.0 million of Class A-2 2014 Notes and issuing new Class A-2-R 2014 Notes in an aggregate principal amount of $20.0 million that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.95% of the previously outstanding Class A-2 2014 Notes, (c) refinance the Class B 2014 Notes by redeeming in full the $35.0 million of Class B 2014 Notes and issuing new Class B-R 2014 Notes in an aggregate principal amount of $35.0 million that bear interest at a rate of three-month LIBOR plus 1.40%, which is a decrease from the rate of three-month LIBOR plus 2.50% of the previously outstanding Class B 2014 Notes, (d) refinance the Class C 2014 Notes by redeeming in full the $37.5 million of Class C 2014 Notes and issuing new Class C-R 2014 Notes in an aggregate principal amount of $37.5 million that bear interest at a rate of three-month LIBOR plus 1.55%, which is a decrease from the rate of three-month LIBOR plus 3.50% of the previously outstanding Class C 2014 Notes. The Class C-R 2014 Notes were retained by us, and we remain the sole owner of the equity of the 2014 Issuer.

The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the December 31, 2018 Consolidated Statements of Financial Condition as our debt and the Class C-R 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of December 31, 2018, we had outstanding debt under the 2014 Debt Securitization of $189.0 million. The Class A-1, Class A-2 and Class B 2014 Notes are included in the September 30, 2018 Consolidated Statements of Financial Condition as our debt and the Class C 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of September 30, 2018, we had outstanding debt under the 2014 Debt Securitization of $197.5 million.

On November 16, 2018, we completed the 2018 Debt Securitization in which the 2018 Issuer issued an aggregate of $602.4 million of notes, or the 2018 Notes, including $327.0 million of AAA/AAA Class A 2018 Notes, which bear interest at the three-month LIBOR plus 1.48%; $61.2 million of AA Class B 2018 Notes, which bear interest at the three-month LIBOR plus 2.10%; $20.0 million of A Class C-1 2018 Notes, which bear interest at the three-month LIBOR plus 2.80%; $38.8 million of A Class C-2 2018 Notes, which bear interest at the three-month LIBOR plus 2.65%; $42.0 million of BBB- Class D 2018 Notes, which bear interest at the three-month LIBOR plus 2.95%; and $113.4 million of Subordinated 2018 Notes which do not bear interest. We indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes.

The Class A, Class B and Class C-1 2018 Notes are included in the December 31, 2018 Consolidated Statements of Financial Condition as our debt and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of December 31, 2018, we had outstanding debt under the 2018 Debt Securitization of $408.2 million.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350.0 million and the maximum amount that a single SBIC licensee may issue is $175.0 million. As of December 31, 2018, GC SBIC IV, L.P., or SBIC IV, GC SBIC V, L.P., or SBIC V, and GC SBIC VI, L.P., or SBIC VI, had $115.0 million, $150.0 million, and $12.5 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2028. As of September 30, 2018, SBIC IV, SBIC V and SBIC VI, had $115.0 million, $150.0 million and $12.5 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2028. The reinvestment period for SBIC IV expired on September 30, 2018. The original amount of debentures committed to SBIC IV by the SBA was $150.0 million. In March 2018 and September 2017, SBIC IV repaid $10.0 million and $25.0 million, respectively, of the aggregate principal amount of the SBA-guaranteed debentures outstanding at the time and $10.0 million and $25.0 million, respectively, of debenture commitments were terminated. As of December 31, 2018 and September 30, 2018, SBIC VI had $37.5 million of undrawn debenture commitments, of which $9.5 million is available to be drawn, subject to SBA regulatory requirements.

As of December 31, 2018, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act, or SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. On February 5, 2019, stockholders approved a proposal to increase our leverage limitation under the 1940 Act by reducing our required asset coverage ratio from 200.0% to 150.0% which became effective as of February 6, 2019. We currently intend to continue to target a GAAP debt-to-equity ration of about 1.0x.

On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from our asset coverage calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200% even if we do not approve the modified asset coverage requirement permitted by Section 61(a)(2) of the 1940 Act. This provides us with increased investment flexibility but also increases our risks related to leverage. As of December 31, 2018, our asset coverage for borrowed amounts was 234.0% (excluding the SBA debentures).

As of December 31, 2018 and September 30, 2018, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $98.1 million and $57.7 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. As of December 31, 2018, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility and Adviser Revolver and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, as a business development company we sought and received no action relief from the SEC to ensure we could engage in CLO financings which assets are transferred through GC Advisors. On November 16, 2018, we completed the 2018 Debt Securitization in which the 2018 Issuer issued the 2018 Notes, in connection with and as part of the private placement of the 2018 Notes, a portion of the proceeds, net of expenses, were used to repay all amounts outstanding under the MS Credit Facility, following which the agreements governing the MS Credit Facility were terminated.

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

Portfolio Composition, Investment Activity and Yield

As of December 31, 2018 and September 30, 2018, we had investments in 212 and 199 portfolio companies, respectively, with a total fair value of $1,849.6 million and $1,711.8 million, respectively, and had investments in SLF with a total fair value of $68.9 million and $71.1 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2018 and 2017:

	For the three months ended December 31,
	2018		2017
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$40,956	20.2%	$38,498	27.1%
One stop	157,017	77.3	102,634	72.1
Equity	5,098	2.5	1,114	0.8
Total new investment commitments	$203,071	100.0%	$142,246	100.0%

For the three months ended December 31, 2018 and 2017, we had approximately $60.1 million and $96.3 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three months ended December 31,

2018 and 2017, we had sales of investments in four and six portfolio companies, respectively, aggregating approximately $3.5 million and $5.6 million, respectively, in net proceeds.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2018(1)			As of September 30, 2018(1)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)
Senior secured:
Performing	$256,250	$252,761	$255,614	$230,230	$228,028	$229,886
Non-accrual(2)	3,010	3,995	1,182	2,834	2,818	1,283
One stop:
Performing	1,545,054	1,527,125	1,534,177	1,435,004	1,417,730	1,425,854
Non-accrual(2)	8,976	8,910	3,406	8,976	8,910	4,342
Second lien:
Performing	9,434	9,346	9,434	9,435	9,338	9,435
Non-accrual(2)	—	—	—	—	—	—
Subordinated debt:
Performing	491	491	652	251	251	251
Non-accrual(2)	—	—	—	—	—	—
LLC equity interests in SLF(3)	N/A	73,132	68,915	N/A	75,407	71,084
Equity	N/A	40,081	45,099	N/A	38,170	40,706
Total	$1,823,215	$1,915,841	$1,918,479	$1,686,730	$1,780,652	$1,782,841

(1)	17 and 27 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of December 31, 2018 and September 30, 2018, respectively.

(2)
We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”

(3)	Proceeds from the LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.
As of December 31, 2018, we had three debt investments on non-accrual status and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.7% and 0.3%, respectively.  As of September 30, 2018, we had three debt investments on non-accrual status and non-accrual investments as a percentage of total investments at cost and fair value were 0.7% and 0.3%, respectively. As of December 31, 2018 and September 30, 2018, the fair value of our debt investments as a percentage of the outstanding principal value was 99.0% and 99.1%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2018 and 2017:

	For the three months ended December 31,
	2018	2017
Weighted average rate of new investment fundings	7.7%	7.5%
Weighted average spread over LIBOR of new floating rate investment fundings	5.3%	6.0%
Weighted average fees of new investment fundings	1.3%	1.4%
Weighted average rate of sales and payoffs of portfolio investments(1)	8.5%	7.6%
Weighted average annualized income yield(2)	8.6%	7.9%

(1)	Excludes exits on investments on non-accrual status.

(2)
Represents income from interest and fees, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning debt investments, and does not represent a return to any investor in us.

As of December 31, 2018, 96.6% and 96.7% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2018, 98.6% and 98.6% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2018 and September 30, 2018, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding SLF) was $25.2 million and $26.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2018 and September 30, 2018:

	December 31, 2018		September 30, 2018
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$107,807	5.6%	$113,873	6.4%
4	1,612,115	84.0	1,455,754	81.6
3	178,529	9.3	195,414	11.0
2	20,012	1.1	17,250	1.0
1	16	0.0*	550	0.0 *
Total	$1,918,479	100.0%	$1,782,841	100.0%

*	Represents an amount less than 0.1%.

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

As of December 31, 2018, SLF is capitalized by LLC equity interest subscriptions from its members. As of December 31, 2018 and September 30, 2018, we and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests. SLF’s profits and losses are allocated to us and RGA in accordance with our respective ownership interests.

As of December 31, 2018 and September 30, 2018, SLF had the following commitments from its members (in the aggregate):

	As of December 31, 2018		As of September 30, 2018
	Committed	Funded(1)	Committed	Funded(1)
	(In thousands)
LLC equity commitments	$200,000	$83,580	$200,000	$86,180
Total	$200,000	$83,580	$200,000	$86,180

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of December 31, 2018, the senior secured revolving credit facility, or, as amended, the SLF Credit Facility, that Senior Loan Fund II LLC, a wholly-owned subsidiary of SLF, or SLF II, entered into with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, allows SLF II to borrow up to $101.4 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ended August 29, 2018, and after such date, the maximum commitment is equal to advances outstanding. The stated maturity date is August 30, 2020. As of December 31, 2018 and September 30, 2018, SLF II had outstanding debt under the SLF Credit Facility of $101.4 million and $104.6 million, respectively. As of December 31, 2018 the SLF Credit Facility bears interest at one-month LIBOR plus 2.05% per annum.

As of December 31, 2018 and September 30, 2018, SLF had total assets at fair value of $180.7 million and $186.3 million, respectively. As of December 31, 2018, SLF had two portfolio companies on non-accrual status with a fair value of $4.6 million. As of September 30, 2018, SLF had one portfolio company investment on non-accrual status with a fair value of $3.9 million. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of December 31, 2018 and September 30, 2018, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $5.6 million and $5.9 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2018 and September 30, 2018:

	As of December 31, 2018	As of September 30, 2018
	(Dollars in thousands)
Senior secured loans(1)	$180,615	$183,668
Weighted average current interest rate on senior secured loans(2)	7.8%	7.5%
Number of borrowers in SLF	31	32
Largest portfolio company investment(1)	$12,753	$13,716
Total of five largest portfolio company investments(1)	$55,730	$57,330

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Investment Portfolio as of December 31, 2018
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
1A Smart Start LLC (4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	7.0%	$2,984	$2,973
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior loan	02/2019	7.5	6,561	3,281
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior loan	02/2019	7.5	449	224
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior loan	02/2019	N/A(6)	—	—
Boot Barn, Inc.(4)	Retail Stores	Senior loan	06/2021	7.3	9,533	9,533
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.6	4,419	4,415
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	N/A(6)	—	—
Captain D's, LLC (4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.3	2,492	2,492
Captain D's, LLC (4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	8.2	13	13
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	8.0	8,480	8,480
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	8.0	4,273	4,273
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.3	2,410	2,410
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.3	1,212	1,212
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.3	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.3	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	N/A(6)	—	—
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior loan	06/2022	6.4	4,809	4,809
DISA Holdings Acquisition Subsidiary Corp.(4)(7)	Diversified/Conglomerate Service	Senior loan	06/2022	N/A(6)	—	—
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.8	4,462	4,462
Encore GC Acquisition, LLC (7)	Healthcare, Education and Childcare	Senior loan	01/2020	N/A(6)	—	—
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.6	5,951	5,951
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.6	1,653	1,653
Flexan, LLC(4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	10.0	305	305
Gamma Technologies, LLC(4)	Electronics	Senior loan	06/2024	8.0	10,160	10,160
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	9.3	4,571	4,571
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	7.0	2,294	2,294
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	7.3	119	119
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	7.3	64	64
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	05/2020	8.7	8,745	7,838
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2020	N/A(6)	—	—
Paradigm DKD Group, LLC(5)	Buildings and Real Estate	Senior loan	05/2020	8.8	1,952	781
Paradigm DKD Group, LLC(5)	Buildings and Real Estate	Senior loan	05/2020	8.8	792	317
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(4)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.5	5,304	5,304
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.5	4,501	4,411
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.8	65	63
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.5	53	52
Pyramid Healthcare, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2020	9.0	10,125	10,024
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.0	148	146
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.0	100	99
Pyramid Healthcare, Inc. (7)	Healthcare, Education and Childcare	Senior loan	08/2020	N/A(6)	—	(6)
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2022	7.1	3,814	3,814
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2021	7.1	25	25
Rubio's Restaurants, Inc.(4)	Beverage, Food and Tobacco	Senior loan	10/2019	8.1	4,928	4,928

SLF Investment Portfolio as of December 31, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.8%	$4,927	$4,927
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	8.5	1,586	1,586
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.60 cash/1.00 PIK	4,341	3,777
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.6	70	60
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.6	64	56
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.6	45	39
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior loan	09/2022	6.8	2,251	2,251
Saldon Holdings, Inc.	Diversified/Conglomerate Service	Senior loan	09/2022	N/A(6)	—	—
SEI, Inc.(4)	Electronics	Senior loan	07/2023	7.8	12,611	12,611
SEI, Inc.	Electronics	Senior loan	07/2023	N/A(6)	—	—
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	7.3	9,874	9,874
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2020	9.0	69	69
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.7	4,495	4,270
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.7	3,514	3,338
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.7	641	609
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.2	479	455
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.6	236	224
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.8	2,823	2,823
W3 Co.	Oil and Gas	Senior loan	03/2022	8.5	1,250	1,250
WHCG Management, LLC(4)	Healthcare, Education and Childcare	Senior loan	03/2023	7.8	7,880	7,722
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2022	6.8	5,595	5,595
Total senior loan investments					$180,615	$173,124

W3 Co. (6)(7)	Oil and Gas	LLC units	N/A	N/A	3	$1,320
Total equity investments						$1,320

Total investments					$180,615	$174,444

(1)	Represents the weighted average annual current interest rate as of December 31, 2018. All interest rates are payable in cash.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the our board of directors' valuation process described elsewhere herein.

(4)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of September 30, 2018. As such, no interest is being earned on this investment.

(6)	Equity investment received as a result of the portfolio company's debt restructuring.

(7)	Non-income producing.

SLF Investment Portfolio as of September 30, 2018
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	02/2022	7.0%	$2,073	$2,084
1A Smart Start LLC(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	02/2022	6.7	922	924
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior Loan	11/2018	7.2	6,561	3,609
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior Loan	11/2018	7.2	449	247
Boot Barn, Inc.	Retail Stores	Senior Loan	06/2021	6.9	9,533	9,533
Brandmuscle, Inc.	Printing and Publishing	Senior Loan	12/2021	7.1	4,678	4,674
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior Loan	12/2023	7.9	13	13
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior Loan	12/2023	6.7	2,499	2,499
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior Loan	12/2020	7.9	8,502	8,332
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior Loan	12/2020	7.9	4,284	4,198
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	2,417	2,417
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	1,215	1,215
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	58	58
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior Loan	06/2022	6.1	71	71
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior Loan	06/2022	6.1	4,821	4,821
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior Loan	01/2020	7.5	4,540	4,540
Flexan, LLC(4)	Chemicals, Plastics and Rubber	Senior Loan	02/2020	9.8	304	304
Flexan, LLC	Chemicals, Plastics and Rubber	Senior Loan	02/2020	8.1	5,967	5,967
Flexan, LLC	Chemicals, Plastics and Rubber	Senior Loan	02/2020	8.1	1,657	1,657
Gamma Technologies, LLC(4)	Electronics	Senior Loan	06/2024	7.7	10,186	10,186
III US Holdings, LLC	Diversified/Conglomerate Service	Senior Loan	09/2022	9.0	4,927	4,927
Jensen Hughes, Inc.	Buildings and Real Estate	Senior Loan	03/2024	6.7	2,293	2,293
Jensen Hughes, Inc.	Buildings and Real Estate	Senior Loan	03/2024	6.7	119	119
Jensen Hughes, Inc.	Buildings and Real Estate	Senior Loan	03/2024	6.7	64	64
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior Loan	05/2020	8.3	8,745	8,133
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	05/2020	8.5	702	524
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	05/2020	8.5	1,957	1,369
Pasternack Enterprises, Inc. and Fairview Microwave, Inc (4)	Diversified/Conglomerate Manufacturing	Senior Loan	07/2025	6.2	5,318	5,291
Payless ShoeSource, Inc.	Retail Stores	Senior Loan	08/2022	11.3	762	528
Polk Acquisition Corp.	Automobile	Senior Loan	06/2022	7.5	93	93
Polk Acquisition Corp.	Automobile	Senior Loan	06/2022	7.2	4,513	4,513
Polk Acquisition Corp.	Automobile	Senior Loan	06/2022	7.2	53	53
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	411	411
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	10,152	10,152
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	45	45
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	148	148
RSC Acquisition, Inc.(4)	Insurance	Senior Loan	11/2021	6.8	17	17
RSC Acquisition, Inc.(4)	Insurance	Senior Loan	11/2022	6.7	3,824	3,815
Rubio's Restaurants, Inc.(4)	Beverage, Food and Tobacco	Senior Loan	10/2019	7.6	4,941	4,941
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior Loan	04/2019	7.6	991	991
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior Loan	04/2019	7.6	5,061	5,061
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	70	64

SLF Investment Portfolio as of September 30, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4%	4,345	3,997
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	45	42
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	64	59
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior Loan	09/2022	6.4	2,354	2,342
SEI, Inc.(4)	Electronics	Senior Loan	07/2023	7.5	13,716	13,716
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	7.0	10,142	10,142
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	4,507	4,416
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	486	476
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	7.1	650	637
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	7.1	239	235
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	3,532	3,460
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior Loan	01/2024	6.6	2,830	2,830
W3 Co.	Oil and Gas	Senior Loan	03/2022	8.2	1,253	1,251
WHCG Management, LLC(4)	Healthcare, Education and Childcare	Senior Loan	03/2023	7.4	7,900	7,900
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior Loan	08/2022	6.5	5,609	5,609
Total senior loan investments					$183,668	$178,053

Payless ShoeSource, Inc. (6)(7)	Retail Stores	LLC interest	N/A	N/A	35	$54
W3 Co. (6)(7)	Oil and Gas	LLC units	N/A	N/A	3	1,073
Total equity investments						$1,127

Total investments					$183,668	$179,180

(1)	Represents the weighted average annual current interest rate as of September 30, 2018. All interest rates are payable in cash.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(4)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of September 30, 2018. As such, no interest is being earned on this investment.

(6)	Equity investment received as a result of the portfolio company's debt restructuring.

(7)	Non-income producing.
As of December 31, 2018, we have committed to fund $175.0 million of LLC equity interests to SLF. As of December 31, 2018 and September 30, 2018, $73.1 million and $75.4 million, respectively, of our LLC equity interest commitment to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three months ended December 31, 2018, we did not receive dividend income from the SLF LLC equity interests. For the three months ended December 31, 2017, we received $2.0 million in dividend income from the SLF LLC equity interests.

For the three months ended December 31, 2018 and 2017, we earned an annualized total return on our weighted average capital invested in SLF of 0.6% and 11.4%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF by the combined daily average of our investments in (1) the NAV of the SLF LLC equity interests, and (2) the principal of the SLF subordinated notes, if any.

Below is certain summarized financial information for SLF as of December 31, 2018 and September 30, 2018, and for the three months ended December 31, 2018 and 2017:

	December 31, 2018	September 30, 2018
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments, at fair value	$174,444	$179,180
Cash and other assets	5,959	7,146
Receivable from investments sold	289	—
Total assets	$180,692	$186,326
Senior credit facility	$101,404	$104,622
Unamortized debt issuance costs	—	(18)
Other liabilities	528	484
Total liabilities	101,932	105,088
Members’ equity	78,760	81,238
Total liabilities and members' equity	$180,692	$186,326

	Three months ended December 31,
	2018	2017
	(In thousands)
Selected Statement of Operations Information:
Interest income	$3,636	$4,908
Fee income	9	25
Total investment income	3,645	4,933
Interest and other debt financing expenses	1,187	2,079
Administrative service fee	80	113
Other expenses	24	29
Total expenses	1,291	2,221
Net investment income	2,354	2,712
Net realized gains (losses) on investments	(1,314)	—
Net change in unrealized appreciation (depreciation) on investments	(918)	421
Net increase (decrease) in members' equity	$122	$3,133
Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of December 31, 2018 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2014 Debt Securitization	$189.0	$—	$—	$—	$189.0
2018 Debt Securitization	408.2	—	—	—	408.2
SBA debentures	277.6	—	35.3	103.0	139.3
Credit Facility	97.1	—	—	97.1	—
Other short-term borrowings	21.7	21.7	—	—	—
Unfunded commitments(1)	98.1	98.1	—	—	—
Total contractual obligations	$1,091.7	$119.8	$35.3	$200.1	$736.5

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in SLF, as of December 31, 2018. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2018, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2018 and September 30, 2018, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $98.1 million and $57.7 million, respectively. We have commitments of up to $101.9 million and $99.6 million to SLF as of December 31, 2018 and September 30, 2018, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

•
On November 27, 2018, we entered into the Merger Agreement with GCIC, Merger Sub, GC Advisors and, for certain limited purposes, the Administrator. See Note 11 in the notes to our consolidated financial statements for further information.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2018 and 2017. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2018 and September 30, 2018, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $4.6 million as of December 31, 2018 and $5.6 million as of September 30, 2018.

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

Income taxes: See “Consolidated Results of Operations - Expenses - Excise Tax Expense.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2018 and September 30, 2018, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01% and 1.01%, respectively. Prior to their redemption on July 20, 2018, the Class A-Refi 2010 Notes issued as part of the refinancing of the 2010 Debt Securitization had floating interest rate provisions based on three-month LIBOR that reset quarterly. Prior to their redemption on March 23, 2018 the Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization had floating interest rate provisions based on three-month LIBOR that reset quarterly as do the Class A-1-R, A-2 and B-R 2014 Notes issued in connection with the refinancing of the 2014 Debt Securitization. Additionally, the Class A, B and C-1 2018 Notes issued as part of the 2018 Debt Securitization have floating interest rate provisions based on three-month LIBOR that reset quarterly. Finally, the Credit Facility had a floating interest rate provision based on one-month LIBOR that reset daily. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of December 31, 2018 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(4,503)	$(1,736)	$(2,767)
Up 50 basis points	9,005	3,472	5,533
Up 100 basis points	18,009	6,943	11,066
Up 150 basis points	27,014	10,415	16,599
Up 200 basis points	36,018	13,886	22,132

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2018, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations and the Credit Facility, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of December 31, 2018 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A: Risk Factors.

Except as set forth below, there have been no material changes during the three months ended December 31, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2018.

You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value (“NAV”) and the trading price of our common stock could decline, and you may lose all or part of your investment. The risk factors described below and in our Annual Report on Form 10-K for the year ended September 30, 2018 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Relating to the Merger

Sales of shares of the Company’s common stock after the completion of the Merger may cause the market price of the Company’s common stock to decline.

Based on the number of outstanding shares of GCIC common stock as of February 6, 2019, as reported in GCIC’s quarterly report on Form 10-Q for the quarter ended December 31, 2018, the Company would issue approximately 60,929,540 shares of the Company’s common stock pursuant to the Merger Agreement. Former GCIC stockholders may decide not to hold the shares of the Company’s common stock that they will receive pursuant to the Merger Agreement. Certain of GCIC’s stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of the Company’s common stock that they receive pursuant to the Merger Agreement. In addition, the Company’s stockholders may decide not to hold their shares of the Company’s common stock after completion of the Merger. In each case, such sales of the Company’s common stock could have the effect of depressing the market price for the Company’s common stock and may take place promptly following the completion of the Merger.

GCIC’s stockholders and the Company’s stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Merger.

The Company’s stockholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power in respect of the combined company relative to their respective ownership interests in the Company prior to the Merger. Consequently, the Company’s stockholders should expect to exercise less influence over the management and policies of the combined company following the Merger than they currently exercise over the management and policies of the Company. GCIC’s stockholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power in respect of the combined company relative to their respective percentage ownership interests in GCIC prior to the Merger. Consequently, GCIC’s stockholders should expect to exercise less influence over the management and policies of the combined company following the Merger than they currently exercise over the management and policies of GCIC.

If the Merger were consummated as of February 6, 2019, based on the pro forma number of shares of the Company’s common stock to be issued and outstanding as of such date, the Company’s stockholders would own approximately 49.8% of the outstanding shares of the Company’s common stock, and GCIC’s stockholders would own approximately 50.2% of the outstanding shares of the Company’s common stock. Prior to completion of the Merger, subject to certain restrictions in the Merger Agreement, the Company and GCIC may each issue additional shares of common stock, which would further reduce the percentage ownership of the combined company held by the Company’s current stockholders or to be held by GCIC’s stockholders, as applicable. After completion of the Merger, the Company may issue additional shares of the Company’s common stock, including, subject to certain restrictions under the 1940 Act, including stockholder approval of such issuance, at prices below the then-current NAV per share of the Company’s common stock. The issuance or sale by the Company of shares of the Company’s common stock at a discount to NAV poses a risk of dilution to the Company’s stockholders and former GCIC stockholders.

The Company may be unable to realize the benefits anticipated by the Merger, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Merger will depend in part on the integration of GCIC’s investment portfolio with the Company’s and the integration of GCIC’s business with the Company’s business. There can be no assurance that GCIC’s investment portfolio or business can be operated profitably or integrated successfully into the Company’s operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company, and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of GCIC’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

The Company also expects to achieve certain cost savings from the Merger when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume the Company will be able to combine the operations of the Company and GCIC in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if the Company is not able to combine GCIC’s investment portfolio or business with the operations of the Company successfully, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The Merger may trigger certain “change of control” provisions and other restrictions in contracts of the Company, GCIC or their affiliates and the failure to obtain any required consents or waivers could adversely impact the combined company.

Certain agreements of the Company and GCIC or their affiliates, which may include agreements governing indebtedness of the Company or GCIC, will or may require the consent or waiver of one or more counterparties in connection with the Merger. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or the Company’s or GCIC’s obligations under, any such agreement because the Merger or other transactions contemplated by the Merger Agreement may violate an anti-assignment, change of control or other similar provision relating to any of such transactions. If this occurs, the Company may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. The Company cannot assure you that it will be able to replace or amend any such agreement on comparable terms or at all. If these types of provisions are triggered in agreements governing indebtedness of the Company or GCIC, the lender or holder of the debt instrument could accelerate repayment under such indebtedness and negatively affect the Company’s business, financial condition, results of operations and cash flows. See “Risks Relating to Our Business and Structure-The Company intends to finance its investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and may increase the risk of investing in the Company” in this Quarterly Report on Form 10-Q.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Merger, including preventing the Company from operating a material part of GCIC’s business.

In addition, the consummation of the Merger may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain agreements of the Company or GCIC. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Merger.

If the Merger does not close, the Company will not benefit from the expenses incurred in its pursuit.

The Merger may not be completed. If the Merger is not completed, the Company will have incurred substantial expenses for which no ultimate benefit will have been received. The Company has incurred out-of-pocket expenses in connection with the Merger for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Merger is not completed.

The termination of the Merger Agreement could negatively impact the Company.

If the Merger Agreement is terminated, there may be various consequences, including:

•
the Company’s businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger;

•	the market price of the Company’s common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Merger will be completed; and

•	the payment of any termination fee, if required under the circumstances, could adversely affect the financial condition and liquidity of the Company.

Under certain circumstances, the Company is obligated to pay GCIC a termination fee upon termination of the Merger Agreement.

No assurance can be given that the Merger will be completed. The Merger Agreement provides for the payment, subject to applicable law, by the Company of a termination fee of $29 million to GCIC if the Merger Agreement is terminated by the Company under certain circumstances, including if

(i)
(a) the Board has changed its recommendation in favor of the proposals for its stockholders set forth in the Company and GCIC’s joint proxy statement/prospectus (as amended from time to time, the “Joint Proxy Statement/Prospectus”) and/or has approved an alternative takeover proposal;

(b) the Company fails to recommend that its stockholders vote in favor of the proposals for its stockholders set forth in the Joint Proxy Statement/Prospectus;

(c) a takeover proposal by a third-party is announced and the Board fails to reaffirm its recommendation that its stockholders vote in favor of the proposals for its stockholders set forth in the Joint Proxy Statement/Prospectus; or

(d) a tender or exchange offer for the Company’s common stock is initiated by a third-party, and the Board does not recommend rejection of such tender or exchange offer;
(ii)	the Company materially breaches any of its obligations relating to the solicitation and administration of takeover proposals from third parties; or
(iii)
(1) the Merger is not completed by November 27, 2019, the Company’s stockholders or GCIC’s stockholders, as applicable, do not approve the applicable proposals set forth in the Joint Proxy Statement/Prospectus at their respective special meetings, or GCIC or the Company, as applicable, willfully or intentionally breaches its representations, warranties, covenants or agreements in the Merger Agreement,

(2) an alternative takeover proposal of the Company is disclosed after the date of the Merger Agreement; and

(3) the Company enters into an agreement with respect to such takeover proposal within twelve months after the Merger Agreement is terminated and such takeover is subsequently completed, subject to applicable law.

See “Description of the Merger Agreement-Termination of the Merger Agreement” in the Joint Proxy Statement/Prospectus for a discussion of the circumstances that could result in the payment of a termination fee.

The Merger Agreement limits the ability of the Company to pursue alternatives to the Merger.

The Merger Agreement contains provisions that limit the Company’s ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the Company. These provisions, which are typical for transactions of this type, and include a $29.0 million termination fee payable under certain circumstances, might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition or might result in a potential competing acquiror proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay.

The Merger is subject to closing conditions, including stockholder approvals, that, if not satisfied or waived, will result in the Merger not being completed, which may result in material adverse consequences to the Company’s business and operations.

The Merger is subject to closing conditions, including certain approvals of GCIC’s and the Company’s respective stockholders that, if not satisfied, will prevent the Merger from being completed. The closing condition that GCIC’s stockholders approve the Merger may not be waived under applicable law and must be satisfied for the Merger to be completed. GCIC currently expects that all directors and executive officers of GCIC will vote their shares of GCIC common stock in favor of the proposals presented at the GCIC special meeting of stockholders. If GCIC’s stockholders do not approve the Merger and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on GCIC’s business and operations. The closing condition that the Company’s stockholders approve (i) an amendment to the Company’s certificate of incorporation to increase the Company’s number of authorized shares of capital stock from 101,000,000 shares to 201,000,000 shares, consisting of 200,000,000 shares of the Company’s common stock and 1,000,000 shares of preferred stock, par value $0.001 per share (such proposal, the “Certificate of Incorporation Amendment Proposal”), and (ii) the issuance of the shares of the Company’s common stock pursuant to the Merger Agreement (such proposal, the “Merger Stock Issuance Proposal”), which proposal is contingent upon approval of the Certificate of Incorporation Amendment Proposal, may not be waived under applicable law and must be satisfied for the Merger to be completed. In addition, closing of the Merger is conditioned upon approval by the Company’s stockholders of a new investment advisory agreement between the Company and the Investment Adviser to take effect upon closing of the Merger (such proposal, the “Advisory Agreement Amendment Proposal”). The Company currently expects that all directors and executive officers of the Company will vote their shares of the Company’s common stock in favor of the proposals presented at the Company’s special meeting of stockholders. If the Company’s stockholders do not approve each of the Certificate of Incorporation Amendment Proposal, the Merger Stock Issuance Proposal and the Advisory Agreement Amendment Proposal and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on the Company’s business and operations. In addition to the required approvals of GCIC’s and the Company’s stockholders, the Merger is subject to a number of other conditions beyond GCIC’s and the Company’s control that may prevent, delay or otherwise materially adversely affect its completion. Neither GCIC nor the Company can predict whether and when these other conditions will be satisfied.

The Company and GCIC are subject to operational uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger may have an adverse effect on the Company and GCIC and, consequently, on the combined company following completion of the Merger. These uncertainties may cause those that deal with the Company and GCIC to seek to change their existing business relationships with the Company and GCIC, respectively. In addition, the Merger Agreement restricts the Company and GCIC from taking actions that they might otherwise consider to be in their best interests. These restrictions may prevent the Company and GCIC from pursuing certain business opportunities that may arise prior to the completion of the Merger. Please see the section entitled “Description of the Merger Agreement-Conduct of Business Pending Completion of the Merger” in the Joint Proxy Statement/Prospectus for a description of the restrictive covenants to which GCIC is subject.

The Company and GCIC may waive one or more conditions to the Merger without resoliciting stockholder approval.

Certain conditions to the Company’s and GCIC’s obligations to complete the Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of the Company and GCIC. In the event that any such waiver does not require resolicitation of stockholders, the parties to the Merger Agreement will have the discretion to complete the Merger without seeking further stockholder approval. The conditions requiring the approval of each of the Certificate of Incorporation Amendment Proposal and the Merger Stock Issuance Proposal by the Company’s stockholders and the Merger by GCIC’s stockholders, however, cannot be waived.

The market price of the Company’s common stock after the Merger may be affected by factors different from those affecting the Company’s common stock currently.

The businesses of the Company and GCIC differ in some respects and, accordingly, the results of operations of the combined company and the market price of the Company’s common stock after the Merger may be affected by factors different from those currently affecting the independent results of operations of each of the Company and GCIC. These factors include a larger stockholder base and a different capital structure.

Accordingly, the historical trading prices and financial results of the Company may not be indicative of these matters for the combined company following the Merger. For a discussion of the business of the Company and of certain factors to consider in connection with its business, see “Business of Golub Capital BDC, Inc.” in the Joint Proxy Statement/Prospectus. For a discussion of the business of GCIC and of certain factors to consider in connection with its business, see “Business of Golub Capital Investment Corporation” in the Joint Proxy Statement/Prospectus. As described elsewhere in this Quarterly Report on Form 10-Q, the Joint Proxy Statement/Prospectus and the Company’s other filings with the SEC, the risks associated with an investment in the Company and GCIC are substantially identical.

Risks Relating to Our Business and Structure

Regulations governing the Company’s operation as a business development company affect its ability to, and the way in which it, raises additional capital. As a business development company, the necessity of raising additional capital exposes the Company to risks, including the typical risks associated with leverage.

The Company may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which the Company refers to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Following the approval of the Company’s stockholders of the reduced asset coverage requirements in Section 61(a)(2) to the Company, effective as of February 6, 2019 under the provisions of the 1940 Act, the Company is permitted as a business development company to issue senior securities in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief the Company has been granted by the SEC) less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief the Company has been granted by the SEC). If the value of the Company’s assets declines, the Company may be unable to satisfy this ratio. If that happens, the Company may be required to sell a portion of its investments and, depending on the nature of its leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on the Company’s operations and the Company may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that the Company uses to service its indebtedness are not available for distributions to its stockholders. If the Company issues senior securities, it will be exposed to typical risks associated with leverage, including an increased risk of loss. As of December 31, 2018, the Company had $971.8 million of outstanding borrowings, including $189.0 million outstanding under the 2014 Debt Securitization and $408.2 million outstanding under the 2018 Debt Securitization.

In the absence of an event of default, no person or entity from which the Company borrows money has a veto right or voting power over its ability to set policy, make investment decisions or adopt investment strategies. If the Company issues preferred stock, which is another form of leverage, the preferred stock would rank “senior” to common stock in the Company’s capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of the Company’s common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of the Company’s common stock or otherwise be in the best interest of the Company’s common stockholders. Holders of the Company’s common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that the Company issues. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of the Company’s common stock and the rights of holders of shares of preferred stock to receive distributions would be senior to those of holders of shares of the Company’s common stock. The Company does not, however, anticipate issuing preferred stock in the next 12 months.

The Company is not generally able to issue and sell the Company’s common stock at a price below NAV per share. The Company may, however, sell its common stock, or warrants, options or rights to acquire its common stock, at a price below the then-current NAV per share of the Company’s common stock if the Board determines that such sale is in the best interests of the Company and its stockholders, and if the Company’s stockholders approve such sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Company raises additional funds by issuing common stock or senior securities convertible into, or exchangeable for, the Company’s common stock, then the percentage ownership of the Company’s stockholders at that time will decrease, and holders of the Company’s common stock might experience dilution.

The Company intends to finance its investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and may increase the risk of investing in the Company.

The use of leverage accelerates and increases the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in the Company’s securities. The amount of leverage that the Company employs will depend on the Investment Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. The Company cannot assure you that it will be able to obtain credit at all or on terms acceptable to it. The Company may issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on the Company’s assets that are superior to the claims of the Company’s common stockholders, and the Company would expect such lenders to seek recovery against the Company’s assets in the event of a default. The Company may pledge up to 100% of its assets and may grant a security interest in all of its assets under the terms of any debt instruments the Company may enter into with lenders. The terms of the Company’s existing indebtedness require the Company to comply with certain financial and operational covenants, and the Company expects similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if the Company is unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect the Company’s business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument the Company enters into, the Company is likely to be required by its terms to use the net proceeds of any investments that it sells to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of the Company’s assets decreases, leveraging would cause the Company’s NAV to decline more rapidly and to a greater extent than it otherwise would have had the Company not leveraged, thereby accelerating and increasing losses or eliminating the Company’s equity stake in a leveraged investment. Similarly, any decrease in the Company’s net investment income will cause its net income to decline more rapidly and to a greater extent than it would have had the Company not borrowed. Such a decline would also negatively affect the Company’s ability to make distributions on its common stock or any outstanding preferred stock. The Company’s ability to service its debt depends largely on its financial performance and is subject to prevailing economic conditions and competitive pressures. Holders of the Company’s common stock bear the burden of any increase in the Company’s expenses as a result of its use of leverage, including interest expenses and any increase in the base management fee payable to the Investment Adviser.

On September 13, 2011, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than the 150% minimum asset coverage requirement permitted by Section 61(a)(2) of the 1940 Act. This exemptive relief provides the Company with increased investment flexibility but also increases the Company’s risks related to leverage.

Following the approval of the Company’s stockholders of the reduced asset coverage requirements in Section 61(a)(2) to the Company, effective as of February 6, 2019, subject to the Company’s compliance with certain disclosure requirements, the reduced asset coverage requirement permits the Company to double the maximum amount of leverage that it was previously permitted to incur under the 1940 Act, which provides the Company with increased investment flexibility but also increase the Company’s risks related to leverage.

The following table illustrates the effect of leverage on returns from an investment in the Company’s common stock as of December 31, 2018, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-24.60%	-14.34%	-4.08%	6.17%	16.43%
(1) Assumes $1,979.8 million in total assets, $993.5 million in debt outstanding and $965.0 million in net assets as of December 31, 2018, and an average cost of funds of 4.0%, which is the Company’s annualized average borrowing cost, including all interest and amortization of debt issuance costs on the Company’s term debt securitizations, for the three months ended December 31, 2018.
Based on the Company’s outstanding indebtedness of $993.5 million as of December 31, 2018, the Company’s investment portfolio would have been required to experience an annual return of at least 2.0% to cover annual interest payments on the outstanding debt.

New legislation permits the Company to incur additional leverage.

Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the SBCAA amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On February 5, 2019, the Company’s stockholders voted to approve the application of the reduced asset coverage requirements in Section 61(a)(2) to the Company effective as of February 6, 2019. As a result of the stockholder approval, effective February 6, 2019, the asset coverage ratio under the 1940 Act applicable to the Company decreased to 150% from 200%. In other words, under the 1940 Act, the Company is now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. As a result, the Company will be able to incur additional indebtedness in the future and investors in the Company may face increased investment risk. In addition, the Company’s management fee payable to the Investment Adviser is based on the Company’s average adjusted gross assets, which includes leverage and, as a result, if the Company incurs additional leverage, management fees paid to the Investment Adviser would increase.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

2.1
Agreement and Plan of Merger, dated as of November 27, 2018, by and among Golub Capital BDC, Inc., Golub Capital Investment Corporation, Fifth Ave Subsidiary Inc., GC Advisors, LLC, and solely for purposes of Section 1.9, Golub Capital LLC. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on November 28, 2018).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of December 21, 2018, by and among Golub Capital Investment Corporation, Golub Capital BDC, Inc., Fifth Ave Subsidiary Inc., GC Advisors LLC, and Golub Capital LLC. (Incorporated by reference to Exhibit 4(b) to the Registrant’s Registration Statement on Form N-14 (File No. 333-228998), filed on December 21, 2018.

10.1
Purchase Agreement, dated as of November 1, 2018, by and among Golub Capital BDC CLO III LLC, Golub Capital BDC CLO III Depositor LLC and Morgan Stanley & Co. LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on November 2, 2018).

10.2
First Amendment to Credit Agreement, dated as of November 1, 2018, by and among Golub Capital BDC 2010-1 LLC, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc., and GC Advisors LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on November 2, 2018).

10.3
Indenture, dated as of November 16, 2018, by and between Golub Capital BDC CLO III LLC and US Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).

10.4
Collateral Management Agreement, dated as of November 16, 2018, by and between Golub Capital BDC CLO III LLC and GC Advisors LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).

10.5
Master Loan Sale Agreement, dated as of November 16, 2018, by and among Golub Capital BDC, Inc., as the seller, GC Advisors LLC, as the closing date seller, Golub Capital BDC CLO III LLC, as the buyer, and Golub Capital BDC 2010-1 LLC, as the warehouse borrower. (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).

10.6
Master Loan Sale Agreement, dated as of November 16, 2018, by and among Golub Capital BDC, Inc., as the seller, Golub Capital BDC CLO III Depositor LLC, as the intermediate seller, and Golub Capital BDC CLO III LLC, as the buyer. (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).

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

Golub Capital BDC, Inc.

Dated: February 6, 2019	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: February 6, 2019	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)