Form 10-Q
period 2019-03-31
GOLUB CAPITAL BDC, Inc.
filed 2019-05-08
CIK 1476765

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 814-00794

Golub Capital BDC, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2326940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
666 Fifth Avenue, 18th Floor
New York, NY 10103
(Address of principal executive offices)

(212) 750-6060
(Registrant's telephone number, including area code)

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GBDC	The Nasdaq Global Select Market

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

As of May 8, 2019, the Registrant had 60,587,403 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2019	September 30, 2018
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,874,593	$1,704,473
Non-controlled affiliate company investments	8,678	7,284
Controlled affiliate company investments	71,742	71,084
Total investments at fair value (amortized cost of $1,952,719 and $1,780,652, respectively)	1,955,013	1,782,841
Cash and cash equivalents	5,635	5,878
Foreign currencies (cost of $207 and $159, respectively)	207	159
Restricted cash, cash equivalents and foreign currencies (cost of $70,310 and $39,668, respectively)	70,308	39,668
Interest receivable	7,418	6,664
Other assets	1,027	342
Total Assets	$2,039,608	$1,835,552
Liabilities
Debt	$1,051,173	$845,683
Less unamortized debt issuance costs	4,938	2,934
Debt less unamortized debt issuance costs	1,046,235	842,749
Interest payable	9,851	4,135
Management and incentive fees payable	15,017	17,671
Accounts payable and accrued expenses	2,192	2,069
Accrued trustee fees	78	74
Total Liabilities	1,073,373	866,698
Commitments and Contingencies (Note 7)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2019 and September 30, 2018	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 60,587,403 and 60,165,454 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	61	60
Paid in capital in excess of par	956,508	949,547
Distributable earnings	9,666	19,247
Total Net Assets	966,235	968,854
Total Liabilities and Total Net Assets	$2,039,608	$1,835,552
Number of common shares outstanding	60,587,403	60,165,454
Net asset value per common share	$15.95	$16.10

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$41,475	$34,215	$80,152	$67,407
Dividend income	19	13	58	610
Fee income	125	662	647	1,196
Total investment income from non-controlled/non-affiliate company investments	41,619	34,890	80,857	69,213
From non-controlled affiliate company investments:
Interest income	186	154	359	316
Total investment income from non-controlled affiliate company investments	186	154	359	316
From controlled affiliate company investments:
Dividend income	—	1,853	—	3,818
Total investment income from controlled affiliate company investments	—	1,853	—	3,818
Total investment income	41,805	36,897	81,216	73,347
Expenses
Interest and other debt financing expenses	10,636	7,906	20,420	15,620
Base management fee	6,594	5,929	13,033	11,859
Incentive fee	3,066	3,011	5,049	5,882
Professional fees	666	775	1,254	1,463
Administrative service fee	663	621	1,362	1,239
General and administrative expenses	124	127	225	245
Total expenses	21,749	18,369	41,343	36,308
Net investment income	20,056	18,528	39,873	37,039
Net gain (loss) on investments and foreign currency
Net realized gain (loss) on investments and foreign currency transactions:
Non-controlled/non-affiliate company investments	(1,852)	(618)	(3,800)	(137)
Foreign currency transactions	(9)	—	(39)	—
Net realized gain (loss) on investments and foreign currency transactions	(1,861)	(618)	(3,839)	(137)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation:
Non-controlled/non-affiliate company investments	(1,060)	5,829	(799)	6,817
Non-controlled affiliate company investments	(361)	5	(279)	564
Controlled affiliate company investments	1,077	(712)	1,183	64
Translation of assets and liabilities in foreign currencies	(63)	—	88	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(407)	5,122	193	7,445
Net gain (loss) on investments and foreign currency	(2,268)	4,504	(3,646)	7,308
Net increase in net assets resulting from operations	$17,788	$23,032	$36,227	$44,347
Per Common Share Data
Basic and diluted earnings per common share	$0.29	$0.39	$0.60	$0.75
Dividends and distributions declared per common share	$0.32	$0.32	$0.76	$0.72
Basic and diluted weighted average common shares outstanding	60,429,580	59,744,054	60,301,709	59,663,361

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (1)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2017	59,577,293	$60	$939,307	$18,579	$957,946
Net increase in net assets resulting from operations:
Net investment income	—	—	—	37,039	37,039
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(137)	(137)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	7,445	7,445
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	290,238	—	5,011	—	5,011
Distributions from distributable earnings (1)	—	—	—	(42,948)	(42,948)
Total increase (decrease) for the six months ended March 31, 2018	290,238	—	5,011	1,399	6,410
Balance at March 31, 2018	59,867,531	$60	$944,318	$19,978	$964,356
Balance at December 31, 2017	59,741,248	$60	$942,179	$16,063	$958,302
Net increase in net assets resulting from operations:
Net investment income	—	—	—	18,528	18,528
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(618)	(618)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	5,122	5,122
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	126,283	—	2,139	—	2,139
Distributions from distributable earnings	—	—	—	(19,117)	(19,117)
Total increase (decrease) for the three months ended March 31, 2018	126,283	—	2,139	3,915	6,054
Balance at March 31, 2018	59,867,531	$60	$944,318	$19,978	$964,356
Balance at September 30, 2018	60,165,454	$60	$949,547	$19,247	$968,854
Net increase in net assets resulting from operations:
Net investment income	—	—	—	39,873	39,873
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(3,839)	(3,839)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	193	193
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	421,949	1	6,961	—	6,962
Distributions from distributable earnings	—	—	—	(45,808)	(45,808)
Total increase (decrease) for the six months ended March 31, 2019	421,949	1	6,961	(9,581)	(2,619)
Balance at March 31, 2019	60,587,403	$61	$956,508	$9,666	$966,235
Balance at December 31, 2018	60,422,239	$60	$953,681	$11,213	$964,954
Net increase in net assets resulting from operations:
Net investment income	—	—	—	20,056	20,056
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(1,861)	(1,861)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	(407)	(407)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	165,164	1	2,827	—	2,828
Distributions from distributable earnings	—	—	—	(19,335)	(19,335)
Total increase (decrease) for the three months ended March 31, 2019	165,164	1	2,827	(1,547)	1,281
Balance at March 31, 2019	60,587,403	$61	$956,508	$9,666	$966,235

(1) See Note 2. Significant Accounting Policies and Recent Accounting Updates.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$36,227	$44,347
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	1,136	1,435
Accretion of discounts and amortization of premiums	(3,930)	(5,070)
Net realized (gain) loss on investments	3,800	137
Net realized (gain) loss on foreign currency and other transactions	(49)	—
Net change in unrealized (appreciation) depreciation on investments	(105)	(7,445)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(83)	—
Proceeds from (fundings of) revolving loans, net	(4,051)	1,923
Fundings of investments	(310,935)	(271,602)
Proceeds from principal payments and sales of portfolio investments	143,900	207,777
PIK interest	(851)	(512)
Changes in operating assets and liabilities:
Interest receivable	(754)	(1,369)
Other assets	(685)	102
Interest payable	5,716	(1,138)
Management and incentive fees payable	(2,654)	1,944
Payable for investments purchased	—	350
Accounts payable and accrued expenses	123	(165)
Accrued trustee fees	4	3
Net cash (used in) provided by operating activities	(133,191)	(29,283)
Cash flows from financing activities
Borrowings on debt	1,070,586	263,850
Repayments of debt	(865,037)	(209,750)
Capitalized debt issuance costs	(3,140)	(1,082)
Proceeds from other short-term borrowings	21,719	—
Repayments on other short-term borrowings	(21,646)	—
Distributions paid	(38,846)	(37,937)
Net cash provided by (used in) financing activities	163,636	15,081
Net change in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents	30,445	(14,202)
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	45,705	62,558
Cash, cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$76,150	$48,356
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$(13,568)	$(15,323)
Distributions declared during the period	(45,808)	(42,948)
Supplemental disclosure of noncash financing activity:
Proceeds from issuance of Class A-1-R, Class A-2-R, and Class B-R 2014 Notes	$—	$246,000
Redemptions of Class A-1, Class A-2, and Class B 2014 Notes	—	(246,000)
Stock issued in connection with dividend reinvestment plan	6,962	5,011

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash, cash equivalents, foreign currencies and restricted cash, cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of March 31,
	2019	2018
Cash and cash equivalents	$5,635	$5,868
Foreign currencies (cost of $207 and $0, respectively)	207	—
Restricted cash, cash equivalents and foreign currencies (cost of $70,310 and $42,488, respectively)	70,308	42,488
Total cash, cash equivalents, restricted cash and cash equivalents and foreign currencies shown in the Consolidated Statements of Cash Flows	$76,150	$48,356
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of restricted cash, cash equivalents and foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP~	Senior loan	L + 4.75%	(c)	7.63%	12/2023	$9,878	$9,799	1.0%	$9,878
NTS Technical Systems^*~	One stop	L + 6.25%	(a)	8.74%	06/2021	22,299	22,116	2.3	22,299
NTS Technical Systems~	One stop	L + 6.25%	(a)	8.74%	06/2021	3,682	3,649	0.4	3,682
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(43)	—	—
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	9.25%	12/2019	3,899	3,845	0.1	1,170
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	9.25%	12/2019	659	658	0.1	659
Tronair Parent, Inc.^	Senior loan	L + 4.75%	(a)(c)	7.56%	09/2023	364	362	0.1	350
Tronair Parent, Inc.	Senior loan	L + 4.50%	(a)(c)(f)	7.47%	09/2021	80	79	—	77
Whitcraft LLC^*	One stop	L + 6.25%	(c)	8.85%	04/2023	12,376	12,250	1.3	12,376
Whitcraft LLC^	One stop	L + 6.25%	(c)	8.85%	04/2023	193	191	—	193
Whitcraft LLC(5)	One stop	L + 6.25%		N/A(6)	04/2023	—	(1)	—	—
						53,430	52,905	5.3	50,684
Automobile
Dent Wizard International Corporation~	Senior loan	L + 4.00%	(a)	6.50%	04/2020	4,454	4,445	0.5	4,454
Grease Monkey International, LLC^*	Senior loan	L + 5.00%	(a)	7.50%	11/2022	4,838	4,795	0.5	4,838
Grease Monkey International, LLC~	Senior loan	L + 5.00%	(a)	7.50%	11/2022	149	146	—	149
Grease Monkey International, LLC~	Senior loan	L + 5.00%	(a)	7.50%	11/2022	105	104	—	105
Grease Monkey International, LLC~	Senior loan	L + 5.00%	(a)	7.50%	11/2022	75	75	—	75
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.50%	11/2022	43	42	—	43
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.50%	11/2022	12	11	—	12
Polk Acquisition Corp.*	Senior loan	L + 5.25%	(c)	7.85%	06/2022	127	125	—	124
Power Stop, LLC~	Senior loan	L + 4.75%	(c)(f)	7.35%	10/2025	1,352	1,346	0.1	1,352
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	9.00%	04/2023	8,707	8,618	0.9	8,707
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	9.00%	04/2023	149	148	—	149
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	9.00%	04/2023	100	99	—	100
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	04/2023	40	39	—	40
Quick Quack Car Wash Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	04/2023	—	(3)	—	—
						20,151	19,990	2.0	20,148
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.	One stop	L + 5.75%	(a)	8.25%	04/2021	6,939	6,882	0.7	6,939
Abita Brewing Co., L.L.C.	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
C. J. Foods, Inc.^*~	One stop	L + 6.25%	(c)	8.85%	05/2020	8,539	8,503	0.9	8,539
C. J. Foods, Inc.^	One stop	L + 6.25%	(c)	8.85%	05/2020	646	645	0.1	646
C. J. Foods, Inc.	One stop	L + 6.25%	(c)	8.86%	05/2020	560	558	0.1	560
Cafe Rio Holding, Inc.^	One stop	L + 5.50%	(a)	8.00%	09/2023	10,318	10,178	1.1	10,318
Cafe Rio Holding, Inc.	One stop	L + 5.50%	(a)	8.00%	09/2023	125	123	—	125
Cafe Rio Holding, Inc.*	One stop	L + 5.50%	(a)	8.00%	09/2023	79	78	—	79
Cafe Rio Holding, Inc.	One stop	L + 5.50%	(a)	8.00%	09/2023	70	69	—	70
Cafe Rio Holding, Inc.	One stop	P + 4.50%	(f)	10.00%	09/2023	2	—	—	2
Cafe Rio Holding, Inc.(5)	One stop	L + 5.50%		N/A(6)	09/2023	—	(3)	—	—
Fintech Midco, LLC*~	One stop	L + 5.25%	(a)	7.75%	08/2024	12,930	12,814	1.3	12,930
Fintech Midco, LLC	One stop	L + 5.25%	(a)	7.75%	08/2024	80	79	—	80
Fintech Midco, LLC(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	—
Fintech Midco, LLC(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(2)	—	—
Flavor Producers, LLC~	Senior loan	L + 4.75%	(c)	7.35%	12/2023	2,235	2,209	0.2	2,235

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Flavor Producers, LLC(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	$—	$(1)	—%	$—
FWR Holding Corporation^	One stop	L + 5.50%	(a)	8.00%	08/2023	5,232	5,175	0.5	5,232
FWR Holding Corporation	One stop	L + 5.50%	(a)	8.00%	08/2023	102	101	—	102
FWR Holding Corporation	One stop	L + 5.50%	(a)	8.00%	08/2023	64	64	—	64
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.99%	08/2023	50	49	—	50
FWR Holding Corporation	One stop	L + 5.50%	(a)	8.00%	08/2023	17	16	—	17
FWR Holding Corporation(5)	One stop	L + 5.50%		N/A(6)	08/2023	—	(1)	—	—
Global ID Corporation*	One stop	L + 6.50%	(c)	9.13%	11/2021	5,118	5,084	0.5	5,118
Global ID Corporation*	One stop	L + 6.50%	(c)	9.13%	11/2021	71	71	—	71
Global ID Corporation	One stop	L + 6.50%	(c)	9.13%	11/2021	43	42	—	43
Global ID Corporation	One stop	L + 6.50%		N/A(6)	11/2021	—	—	—	—
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	3.50% cash/7.50% PIK	06/2023	50	50	—	50
Mendocino Farms, LLC(5)	One stop	L + 1.00%		N/A(6)	06/2023	—	(1)	—	—
Mid-America Pet Food, L.L.C.^*	One stop	L + 6.00%	(c)	8.60%	12/2021	10,698	10,624	1.1	10,698
Mid-America Pet Food, L.L.C.(5)	One stop	L + 6.00%		N/A(6)	12/2021	—	(1)	—	—
NBC Intermediate, LLC^	Senior loan	L + 4.25%	(a)	6.75%	09/2023	2,024	2,008	0.2	2,024
NBC Intermediate, LLC *	Senior loan	L + 4.25%	(a)	6.75%	09/2023	1,091	1,082	0.1	1,091
NBC Intermediate, LLC	Senior loan	L + 4.25%		N/A(6)	09/2023	—	—	—	—
Purfoods, LLC	One stop	L + 5.50%	(c)	8.13%	05/2021	8,379	8,291	0.9	8,379
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	116	116	—	116
Purfoods, LLC	One stop	L + 5.50%	(c)	8.10%	05/2021	55	54	—	55
Purfoods, LLC	One stop	L + 5.50%	(a)(c)	8.05%	05/2021	55	54	—	55
Purfoods, LLC^	One stop	L + 5.50%	(c)	8.10%	05/2021	39	39	—	39
Purfoods, LLC~	One stop	L + 5.50%	(c)	8.10%	05/2021	30	30	—	30
Purfoods, LLC~	One stop	L + 5.50%	(c)	8.10%	05/2021	30	30	—	30
Purfoods, LLC*	One stop	L + 5.50%	(c)	8.10%	05/2021	30	30	—	30
Purfoods, LLC^	One stop	L + 5.50%	(c)	8.10%	05/2021	24	23	—	24
Purfoods, LLC^	One stop	L + 5.50%	(c)	8.10%	05/2021	15	15	—	15
Purfoods, LLC^	One stop	L + 5.50%	(c)	8.10%	05/2021	15	15	—	15
Purfoods, LLC^	One stop	L + 5.50%	(c)	8.10%	05/2021	14	14	—	14
Purfoods, LLC^	One stop	L + 5.50%	(c)	8.10%	05/2021	11	11	—	11
Purfoods, LLC^	One stop	L + 5.50%	(c)	8.10%	05/2021	11	11	—	11
Purfoods, LLC^	One stop	L + 5.50%	(c)	8.10%	05/2021	10	10	—	10
Purfoods, LLC	One stop	L + 5.50%		N/A(6)	05/2021	—	—	—	—
Purfoods, LLC	One stop	L + 5.50%		N/A(6)	05/2021	—	—	—	—
Rubio's Restaurants, Inc.^*	Senior loan	L + 5.25%	(c)	7.85%	10/2019	11,115	11,021	1.1	10,560
Rubio's Restaurants, Inc.	Senior loan	P + 3.50%	(f)	9.00%	10/2019	75	73	—	74
Wood Fired Holding Corp.*	One stop	L + 5.75%	(c)	8.65%	12/2023	6,953	6,888	0.7	6,953
Wood Fired Holding Corp.	One stop	L + 5.75%		N/A(6)	12/2023	—	—	—	—
Wood Fired Holding Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(1)	—	—
						94,060	93,218	9.5	93,504
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	(a)	7.25%	05/2021	1,440	1,437	0.2	1,440

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Building and Real Estate
Brooks Equipment Company, LLC^*	One stop	L + 5.00%	(c)	7.63%	08/2020	$21,096	$21,022	2.2%	$21,096
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(c)	7.66%	08/2020	2,107	2,101	0.2	2,107
Brooks Equipment Company, LLC	One stop	P + 3.75%	(f)	9.25%	08/2020	178	173	—	178
Jensen Hughes, Inc.	Senior loan	L + 4.25%	(c)(f)	6.86%	03/2024	499	496	0.1	499
Jensen Hughes, Inc.	Senior loan	L + 4.25%	(c)(f)	6.86%	03/2024	153	151	—	153
Jensen Hughes, Inc.	Senior loan	L + 4.25%	(c)(f)	6.86%	03/2024	32	32	—	32
Jensen Hughes, Inc.	Senior loan	L + 4.25%	(a)(c)(f)	6.86%	03/2024	8	7	—	8
MRI Software LLC^	One stop	L + 5.50%	(a)	8.00%	06/2023	23,564	23,093	2.4	23,564
MRI Software LLC^*~	One stop	L + 5.50%	(a)	8.00%	06/2023	13,674	13,558	1.4	13,674
MRI Software LLC^	One stop	L + 5.50%	(a)	8.00%	06/2023	355	352	0.1	355
MRI Software LLC	One stop	L + 5.50%	(c)	8.30%	06/2023	333	330	—	333
MRI Software LLC~	One stop	L + 5.50%	(a)	8.00%	06/2023	294	291	—	294
MRI Software LLC*	One stop	L + 5.50%	(a)	8.00%	06/2023	294	291	—	294
MRI Software LLC*	One stop	L + 5.50%	(a)	8.00%	06/2023	193	191	—	193
MRI Software LLC^	One stop	L + 5.50%	(a)	8.00%	06/2023	164	163	—	164
MRI Software LLC~	One stop	L + 5.50%	(c)	8.30%	06/2023	105	104	—	105
MRI Software LLC~	One stop	L + 5.50%	(a)	8.00%	06/2023	97	96	—	97
MRI Software LLC	One stop	L + 5.50%	(c)	8.10%	06/2023	61	58	—	61
MRI Software LLC	One stop	L + 5.50%	(a)(c)	8.00%	06/2023	19	16	—	19
						63,226	62,525	6.4	63,226
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	(c)	8.35%	02/2020	2,298	2,289	0.2	2,298
Flexan, LLC^	One stop	L + 5.75%	(c)	8.35%	02/2020	1,080	1,078	0.1	1,080
Flexan, LLC	One stop	P + 4.50%	(f)	10.00%	02/2020	17	17	—	17
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(c)	7.84%	07/2024	6,863	6,727	0.7	6,863
Inhance Technologies Holdings LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(1)	—	—
Inhance Technologies Holdings LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(1)	—	—
						10,258	10,109	1.0	10,258
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.~	Senior loan	L + 4.00%	(c)(f)	6.61%	05/2025	6,836	6,731	0.7	6,836
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.65%	05/2023	83	81	—	83
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.60%	05/2025	12	8	—	12
Inventus Power, Inc.^*	One stop	L + 6.50%	(a)	9.00%	04/2020	7,242	7,232	0.7	6,518
Inventus Power, Inc.	One stop	L + 6.50%	(a)(c)	9.04%	04/2020	272	270	—	236
Onicon Incorporated^~	One stop	P + 4.50%	(f)	10.00%	04/2022	22,118	21,895	2.3	22,118
Onicon Incorporated(8)(9)	One stop	L + 5.50%	(a)	6.50%	04/2022	4,163	4,096	0.4	4,291
Onicon Incorporated	One stop	P + 4.50%	(f)	10.00%	04/2022	135	130	—	135
Pasternack Enterprises, Inc. and Fairview Microwave, Inc~	Senior loan	L + 4.00%	(a)	6.50%	07/2025	5,606	5,580	0.6	5,606
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Senior loan	L + 4.00%		N/A(6)	07/2023	—	—	—	—
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	(c)	7.74%	08/2022	1,723	1,695	0.2	1,723
Reladyne, Inc.^*	Senior loan	L + 5.00%	(c)	7.80%	07/2022	16,793	16,629	1.7	16,793
Reladyne, Inc.	Senior loan	L + 5.00%	(b)(c)	7.63%	07/2022	303	301	—	303
Reladyne, Inc.^	Senior loan	L + 5.00%	(c)	7.80%	07/2022	172	171	—	172
Reladyne, Inc.~	Senior loan	L + 5.00%	(c)	7.80%	07/2022	142	141	—	142
Reladyne, Inc.	Senior loan	L + 5.00%	(a)	7.63%	07/2022	100	99	—	100

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing - (continued)
Reladyne, Inc.~	Senior loan	L + 5.00%	(c)	7.80%	07/2022	$65	$64	—%	$65
Reladyne, Inc.(5)	Senior loan	L + 5.00%		N/A(6)	07/2022	—	(2)	—	—
Sunless Merger Sub, Inc.	Senior loan	L + 5.00%	(a)(f)	7.54%	07/2019	1,321	1,322	0.1	1,321
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	(f)	9.25%	07/2019	237	237	—	237
Togetherwork Holdings, LLC~	One stop	L + 6.50%	(a)	9.00%	03/2025	9,112	8,995	0.9	9,112
Togetherwork Holdings, LLC*	One stop	L + 6.50%	(a)	9.00%	03/2025	554	547	0.1	554
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	03/2025	150	148	—	150
Togetherwork Holdings, LLC~	One stop	L + 6.50%	(a)	9.00%	03/2025	122	120	—	122
Togetherwork Holdings, LLC*~	One stop	L + 6.50%	(a)	9.00%	03/2025	115	114	—	115
Togetherwork Holdings, LLC*	One stop	L + 6.50%	(a)	9.00%	03/2025	107	106	—	107
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.99%	03/2024	72	71	—	72
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	03/2025	67	66	—	67
Togetherwork Holdings, LLC~	One stop	L + 6.50%	(a)	9.00%	03/2025	4	4	—	4
						77,626	76,851	7.7	76,994
Diversified/Conglomerate Service
Accela, Inc.*	One stop	L + 6.25%	(c)	8.85%	09/2023	5,261	5,199	0.5	5,050
Accela, Inc.	One stop	L + 6.25%	(c)	8.85%	09/2023	48	47	—	46
Agility Recovery Solutions Inc.^*	One stop	L + 6.00%	(a)	8.50%	03/2023	15,789	15,600	1.6	15,789
Agility Recovery Solutions Inc.	One stop	L + 6.00%	(a)	8.49%	03/2023	139	130	—	139
Anaqua, Inc.^*	One stop	L + 6.50%	(c)	9.26%	07/2022	6,913	6,842	0.7	6,913
Anaqua, Inc.(5)	One stop	L + 6.50%		N/A(6)	07/2022	—	(1)	—	—
Apptio, Inc. ~	One stop	L + 7.25%	(a)	9.74%	01/2025	22,224	21,796	2.3	21,780
Apptio, Inc. (5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(2)	—	(2)
AutoQuotes, LLC~	One stop	L + 6.00%	(c)	8.63%	11/2024	4,635	4,559	0.5	4,635
AutoQuotes, LLC	One stop	L + 6.00%		N/A(6)	11/2024	—	—	—	—
Bazaarvoice, Inc.*~	One stop	L + 5.75%	(a)	8.25%	02/2024	19,319	19,085	2.0	19,319
Bazaarvoice, Inc.	One stop	L + 5.75%	(a)	8.25%	02/2024	50	47	—	50
Caliper Software, Inc.~	One stop	L + 5.50%	(a)	8.00%	11/2025	6,185	6,136	0.6	6,185
Caliper Software, Inc.	One stop	L + 5.50%	(a)	8.00%	11/2023	9	8	—	9
Centrify Corporation*	One stop	L + 6.25%	(c)	8.86%	08/2024	10,919	10,772	1.1	10,701
Centrify Corporation	One stop	P + 5.25%	(f)	10.75%	08/2024	150	148	—	147
Clearwater Analytics, LLC^*	One stop	L + 5.00%	(a)	7.50%	09/2022	8,532	8,346	0.9	8,532
Clearwater Analytics, LLC(5)	One stop	L + 5.00%		N/A(6)	09/2022	—	(2)	—	—
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.99% cash/0.50% PIK	05/2023	1,903	1,852	0.2	1,903
Cloudbees, Inc.	One stop	L + 9.00%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.	One stop	L + 7.50%	(a)	9.99%	03/2024	6,998	6,868	0.7	6,998
Confluence Technologies, Inc.(5)	One stop	L + 7.50%		N/A(6)	03/2024	—	(1)	—	—
Connexin Software, Inc.	One stop	L + 8.50%	(a)	11.00%	02/2024	2,401	2,352	0.3	2,401
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Conservice, LLC~	One stop	L + 5.25%	(a)	7.75%	12/2024	1,788	1,771	0.2	1,788
Conservice, LLC	One stop	L + 5.25%		N/A(6)	12/2024	—	—	—	—
Datto, Inc.*~	One stop	L + 8.00%	(c)	10.49%	12/2022	11,156	10,990	1.2	11,156
Datto, Inc.(5)	One stop	L + 8.00%		N/A(6)	12/2022	—	(1)	—	—
Daxko Acquisition Corporation^*	One stop	L + 4.75%	(a)	7.25%	09/2023	11,190	10,979	1.2	11,190
Daxko Acquisition Corporation(5)	One stop	L + 4.75%		N/A(6)	09/2023	—	(1)	—	—
Digital Guardian, Inc.	One stop	L + 9.00%	(c)	10.80% cash/1.00% PIK	06/2023	4,020	3,978	0.4	4,228
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	01/2020	$193	$193	—%	$202
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	04/2019	19	19	—	20
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	06/2023	4	—	—	4
Digital Guardian, Inc.(5)	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	(1)
Digital Guardian, Inc.	One stop	L + 9.00%		N/A(6)	06/2023	—	—	—	2
DISA Holdings Acquisition Subsidiary Corp.~	Senior loan	L + 4.00%	(c)(f)	6.69%	06/2022	2,079	2,070	0.2	2,079
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%	(c)(f)	6.69%	06/2022	2	1	—	2
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%		N/A(6)	06/2022	—	—	—	—
E2open, LLC*~	One stop	L + 5.00%	(c)	7.63%	11/2024	36,857	36,336	3.8	36,857
E2open, LLC	One stop	L + 5.00%	(c)	7.66%	11/2024	625	616	0.1	625
E2open, LLC(5)	One stop	L + 5.00%		N/A(6)	11/2024	—	(3)	—	—
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	8.85%	06/2022	11,113	10,980	1.2	11,113
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	8.85%	06/2022	100	99	—	100
EGD Security Systems, LLC^	One stop	L + 6.25%	(c)	8.88%	06/2022	98	97	—	98
EGD Security Systems, LLC^	One stop	L + 6.25%	(c)	8.99%	06/2022	52	52	—	52
EGD Security Systems, LLC	One stop	L + 6.25%	(c)	8.86%	06/2022	25	24	—	25
EGD Security Systems, LLC	One stop	L + 6.25%		N/A(6)	06/2022	—	—	—	—
GS Acquisitionco, Inc.*~	One stop	L + 5.25%	(a)	7.75%	05/2024	22,725	22,526	2.4	22,725
GS Acquisitionco, Inc.*	One stop	L + 5.25%	(a)	7.75%	05/2024	873	866	0.1	873
GS Acquisitionco, Inc.	One stop	L + 5.25%	(c)	7.86%	05/2024	200	197	—	200
GS Acquisitionco, Inc.~	One stop	L + 5.25%	(a)	7.75%	05/2024	185	183	—	185
GS Acquisitionco, Inc.(5)	One stop	L + 5.00%		N/A(6)	05/2024	—	(1)	—	—
HealthcareSource HR, Inc.*	One stop	L + 6.75%	(c)	9.35%	05/2020	23,269	23,139	2.4	23,269
HealthcareSource HR, Inc.	One stop	L + 6.75%		N/A(6)	05/2020	—	—	—	—
Hydraulic Authority III Limited(8)(9)(10)	One stop	L + 6.00%	(h)(i)	7.00%	11/2025	5,929	5,873	0.6	6,049
Hydraulic Authority III Limited(8)(9)(10)	One stop	N/A		11.00% PIK	11/2028	85	85	—	87
Hydraulic Authority III Limited(8)(9)(10)	One stop	L + 6.00%	(h)	7.00%	11/2025	15	14	—	15
ICIMS, Inc.~	One stop	L + 6.50%	(a)	8.99%	09/2024	5,413	5,314	0.6	5,413
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—
III US Holdings, LLC	One stop	L + 6.00%		N/A(6)	09/2022	—	—	—	—
Imprivata, Inc.*~	Senior loan	L + 4.00%	(c)	6.60%	10/2023	8,181	8,076	0.8	8,181
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(2)	—	—
Infogix, Inc.~	One stop	L + 6.00%	(c)	8.60%	04/2024	3,313	3,299	0.3	3,313
Infogix, Inc.~	One stop	L + 6.00%	(c)	8.60%	04/2024	512	505	0.1	512
Infogix, Inc.	One stop	L + 6.00%		N/A(6)	04/2024	—	—	—	—
Integral Ad Science, Inc.~	One stop	L + 7.25%	(a)	8.50% cash/1.25% PIK	07/2024	5,032	4,943	0.5	5,032
Integral Ad Science, Inc.(5)	One stop	L + 7.25%		N/A(6)	07/2023	—	(1)	—	(2)
Integration Appliance, Inc.^*~	One stop	L + 7.25%	(a)	9.74%	08/2023	34,762	34,419	3.6	34,762
Integration Appliance, Inc.	One stop	L + 7.25%	(a)	9.74%	08/2023	749	743	0.1	749
Invoice Cloud, Inc.~	One stop	L + 6.50%	(c)	5.95% cash/3.25% PIK	02/2024	3,846	3,780	0.4	3,807
Invoice Cloud, Inc.	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	—
Invoice Cloud, Inc.(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	(1)	—	(2)
JAMF Holdings, Inc.~	One stop	L + 8.00%	(c)	10.69%	11/2022	5,276	5,200	0.5	5,276
JAMF Holdings, Inc.	One stop	L + 8.00%	(a)	10.50%	11/2022	34	34	—	34
Kareo, Inc.	One stop	L + 9.00%	(a)	11.50%	06/2022	4,518	4,371	0.5	4,550
Kareo, Inc.~	One stop	L + 9.00%	(a)	11.50%	06/2022	414	408	0.1	417

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Kareo, Inc.	One stop	L + 9.00%	(a)	11.50%	06/2022	$332	$327	—%	$334
Kareo, Inc.	One stop	L + 9.00%		N/A(6)	06/2022	—	—	—	—
Keais Records Service, LLC~	One stop	L + 4.50%	(a)	7.00%	10/2024	8,790	8,668	0.9	8,790
Keais Records Service, LLC	One stop	L + 4.50%		N/A(6)	10/2024	—	—	—	—
Keais Records Service, LLC(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(1)	—	—
Learn-it Systems, LLC~	Senior loan	L + 4.50%	(c)	7.11%	03/2025	880	867	0.1	867
Learn-it Systems, LLC	Senior loan	L + 4.50%	(a)(c)	7.05%	03/2025	10	10	—	10
Learn-it Systems, LLC(5)	Senior loan	L + 4.50%		N/A(6)	03/2025	—	(1)	—	(2)
Maverick Bidco Inc.*~	One stop	L + 6.25%	(c)	8.85%	04/2023	17,380	17,136	1.8	17,032
Maverick Bidco Inc.*	One stop	L + 6.25%	(c)	8.85%	04/2023	166	166	—	163
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	9.01%	04/2023	34	32	—	31
Mindbody, Inc.~	One stop	L + 7.00%	(a)	9.48%	02/2025	22,609	22,388	2.3	22,383
Mindbody, Inc.(5)	One stop	L + 7.00%		N/A(6)	02/2025	—	(1)	—	(1)
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.50%	12/2022	862	858	0.1	862
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.50%	12/2022	493	491	0.1	493
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.50%	12/2022	27	27	—	27
MMan Acquisition Co.^*	One stop	L + 3.00%	(c)	5.74%	08/2023	9,876	9,768	0.9	8,197
Net Health Acquisition Corp.*	One stop	L + 5.50%	(c)	8.10%	12/2023	3,838	3,807	0.4	3,838
Net Health Acquisition Corp.*	One stop	L + 5.50%	(c)	8.10%	12/2023	537	533	0.1	537
Net Health Acquisition Corp.	One stop	L + 5.50%		N/A(6)	12/2023	—	—	—	—
Netsmart Technologies, Inc.	Senior loan	L + 3.75%	(a)	6.25%	04/2023	1,728	1,718	0.2	1,719
Netsmart Technologies, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(6)	—	(1)
Nextech Systems, LLC*~	One stop	L + 6.00%	(a)	8.50%	03/2024	10,305	10,273	1.1	10,202
Nextech Systems, LLC~	One stop	L + 6.00%	(a)	8.50%	03/2024	5,636	5,582	0.6	5,579
Nextech Systems, LLC(5)	One stop	L + 6.00%		N/A(6)	03/2024	—	—	—	(1)
Nexus Brands Group, Inc.*	One stop	L + 6.00%	(c)	8.59%	11/2023	5,721	5,665	0.6	5,721
Nexus Brands Group, Inc.(8)(9)	One stop	L + 6.00%	(c)	6.84%	11/2023	3,247	3,216	0.3	3,323
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)(f)	8.60%	11/2023	124	123	—	124
Nexus Brands Group, Inc.~	One stop	L + 6.00%	(c)	8.60%	11/2023	90	90	—	90
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)(c)	8.54%	11/2023	41	40	—	41
Nexus Brands Group, Inc.(8)(9)	One stop	L + 6.00%		N/A(6)	11/2023	—	—	—	—
Nexus Brands Group, Inc.(5)(8)(9)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	—
Personify, Inc.~	One stop	L + 5.75%	(c)	8.35%	09/2024	7,296	7,229	0.8	7,296
Personify, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2024	—	(1)	—	—
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.50%	01/2024	10,817	10,622	1.1	10,709
Property Brands, Inc.*	One stop	L + 6.00%	(a)	8.49%	01/2024	3,048	3,019	0.3	3,018
Property Brands, Inc.^	One stop	L + 6.00%	(a)	8.50%	01/2024	218	216	—	216
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.50%	01/2024	142	141	—	141
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.50%	01/2024	80	79	—	79
Property Brands, Inc.	One stop	L + 6.00%	(c)	8.49%	01/2024	50	49	—	50
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	(1)
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(5)	—	(6)
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(a)	6.74%	12/2024	8,772	8,625	0.9	8,772
RegEd Aquireco, LLC	Senior loan	P + 3.25%	(f)	8.75%	12/2024	3	2	—	3
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(6)	—	—
Saba Software, Inc.^*~	Senior loan	L + 4.50%	(a)	7.00%	05/2023	21,448	21,184	2.2	21,448

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Saba Software, Inc.~	Senior loan	L + 4.50%	(a)	7.00%	05/2023	$6,910	$6,844	0.7%	$6,910
Saba Software, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	05/2023	—	(2)	—	—
Telesoft, LLC*	One stop	L + 5.00%	(c)	7.80%	07/2022	4,139	4,112	0.4	4,139
Telesoft, LLC	One stop	L + 5.00%		N/A(6)	07/2022	—	—	—	—
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)(f)	7.00%	12/2024	1,675	1,659	0.2	1,675
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	7.00%	12/2024	3	3	—	3
Transaction Data Systems, Inc.*~	One stop	L + 5.25%	(a)	7.75%	06/2021	38,856	38,722	4.0	38,856
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.75%	06/2021	60	59	—	60
Trintech, Inc.^~	One stop	L + 6.00%	(c)	8.75%	12/2023	10,821	10,713	1.1	10,821
Trintech, Inc.^~	One stop	L + 6.00%	(c)	8.75%	12/2023	3,395	3,361	0.4	3,395
Trintech, Inc.	One stop	L + 6.00%	(c)	8.68%	12/2023	60	59	—	60
True Commerce, Inc.^	One stop	L + 5.75%	(c)	8.35%	11/2023	5,581	5,527	0.6	5,581
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Upserve, Inc.~	One stop	L + 5.50%	(a)	8.00%	07/2023	2,969	2,950	0.3	2,969
Upserve, Inc.	One stop	L + 5.50%	(a)	8.00%	07/2023	100	99	—	100
Upserve, Inc.	One stop	L + 5.50%		N/A(6)	07/2023	—	—	—	—
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(c)	11.55% cash/2.25% PIK	10/2020	834	794	0.1	866
Valant Medical Solutions, Inc.	Subordinated debt	N/A		6.00%	02/2020	149	149	—	224
Valant Medical Solutions, Inc.	One stop	L + 11.00%	(c)	11.55% cash/2.25% PIK	10/2020	10	10	—	11
Velocity Technology Solutions, Inc.*	One stop	L + 6.00%	(c)	8.60%	12/2023	8,186	8,073	0.8	8,186
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
Vendavo, Inc.*~	One stop	L + 8.50%	(c)	11.13%	10/2022	28,935	28,502	3.0	28,935
Vendavo, Inc.(5)	One stop	L + 8.50%		N/A(6)	10/2022	—	(8)	—	—
Verisys Corporation*	One stop	L + 6.75%	(c)	9.35%	01/2023	3,866	3,829	0.4	3,866
Verisys Corporation	One stop	L + 6.75%		N/A(6)	01/2023	—	—	—	—
Workforce Software, LLC^	One stop	L + 6.50%	(c)	9.28%	06/2021	5,790	5,762	0.6	5,848
Workforce Software, LLC~	One stop	L + 6.50%	(c)	9.13%	06/2021	577	572	0.1	577
Workforce Software, LLC	One stop	L + 6.50%		N/A(6)	06/2021	—	—	—	1
						583,643	576,665	60.2	580,746
Ecological
Pace Analytical Services, LLC~	One stop	L + 5.50%	(a)	8.00%	09/2022	15,113	14,837	1.6	15,113
Pace Analytical Services, LLC^	One stop	L + 5.50%	(a)	8.00%	09/2022	1,405	1,388	0.1	1,405
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	8.00%	09/2022	713	705	0.1	713
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	8.00%	09/2022	344	339	0.1	344
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	8.00%	09/2022	159	157	—	159
Pace Analytical Services, LLC^	One stop	L + 5.50%	(a)	8.00%	09/2022	118	116	—	118
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	8.00%	09/2022	54	53	—	54
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	8.00%	09/2022	30	28	—	30
Pace Analytical Services, LLC(5)	One stop	L + 5.50%		N/A(6)	09/2022	—	(1)	—	—
Pace Analytical Services, LLC(5)	One stop	L + 5.50%		N/A(6)	09/2022	—	(1)	—	—
WRE Holding Corp.*	Senior loan	L + 5.00%	(a)	7.49%	01/2023	1,006	998	0.1	1,006
WRE Holding Corp.~	Senior loan	L + 5.00%	(a)	7.49%	01/2023	42	42	—	42
WRE Holding Corp.	Senior loan	L + 5.00%	(a)	7.49%	01/2023	18	18	—	18
WRE Holding Corp.	Senior loan	L + 5.00%	(a)	7.49%	01/2023	12	12	—	12
						19,014	18,691	2.0	19,014

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics
Appriss Holdings, Inc.^*~	One stop	L + 5.75%	(c)	8.35%	05/2022	$36,306	$35,984	3.8%	$36,306
Appriss Holdings, Inc.	One stop	L + 5.75%	(c)	8.38%	05/2022	732	704	0.1	732
Compusearch Software Holdings, Inc.^~	Senior loan	L + 4.25%	(c)	6.75%	05/2021	2,057	2,054	0.2	2,057
Diligent Corporation*~	One stop	L + 5.50%	(c)	8.10%	04/2022	26,001	25,763	2.7	26,001
Diligent Corporation~	One stop	L + 5.50%	(c)	8.10%	04/2022	4,854	4,800	0.5	4,854
Diligent Corporation*~	One stop	L + 5.50%	(c)	8.10%	04/2022	4,766	4,688	0.5	4,766
Diligent Corporation^*	One stop	L + 5.50%	(c)	8.10%	04/2022	2,609	2,578	0.3	2,609
Diligent Corporation	One stop	L + 5.50%	(c)(d)	8.23%	04/2022	172	169	—	172
Diligent Corporation~	One stop	L + 5.50%	(c)	8.39%	04/2022	101	101	—	101
Diligent Corporation~	One stop	L + 5.50%	(d)	8.19%	04/2022	81	80	—	81
Diligent Corporation	One stop	L + 5.50%	(d)	8.35%	04/2022	55	54	—	55
Diligent Corporation	One stop	L + 5.50%	(d)	8.35%	04/2022	39	39	—	39
Diligent Corporation~	One stop	L + 5.50%	(d)	8.19%	04/2022	36	35	—	36
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(3)	—	—
Episerver, Inc.~(8)(9)	One stop	L + 6.00%	(a)	6.00%	10/2024	9,961	9,840	1.0	9,724
Episerver, Inc.*	One stop	L + 5.75%	(a)	8.25%	10/2024	5,775	5,704	0.6	5,775
Episerver, Inc.(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	—
Gamma Technologies, LLC^*~	One stop	L + 5.50%	(a)	8.00%	06/2024	21,372	21,205	2.2	21,372
Gamma Technologies, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2024	—	(1)	—	—
SEI, Inc.*	Senior loan	L + 5.00%	(a)	7.50%	07/2023	5,036	4,992	0.5	5,036
Sloan Company, Inc., The	One stop	L + 8.50%	(c)	11.10%	04/2020	6,579	6,551	0.4	4,276
Sloan Company, Inc., The	One stop	L + 8.50%	(c)	11.10%	04/2020	440	440	—	286
Sloan Company, Inc., The	One stop	L + 8.50%	(c)	11.10%	04/2020	51	51	—	33
Sovos Compliance^*~	One stop	L + 6.00%	(a)	8.50%	03/2022	9,186	9,094	1.0	9,186
Sovos Compliance^	One stop	L + 6.00%	(a)	8.50%	03/2022	1,545	1,531	0.2	1,545
Sovos Compliance~	One stop	L + 6.00%	(a)	8.50%	03/2022	172	172	—	172
Sovos Compliance(5)	One stop	L + 6.00%		N/A(6)	03/2022	—	(1)	—	—
Sovos Compliance(5)	One stop	L + 6.00%		N/A(6)	03/2022	—	(2)	—	—
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	(c)	10.60%	10/2021	9,434	9,354	1.0	9,434
						147,360	145,974	15.0	144,648
Finance
Institutional Shareholder Services~	Senior loan	L + 4.50%	(c)	7.10%	03/2026	4,800	4,752	0.5	4,776
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)	7.10%	03/2024	8	6	—	6
						4,808	4,758	0.5	4,782
Grocery
Teasdale Quality Foods, Inc.	Senior loan	L + 5.75%	(c)	8.55%	10/2020	297	295	—	268

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare
Active Day, Inc.	One stop	L + 6.00%	(c)	8.60%	12/2021	$13,197	$13,034	1.3%	$12,801
Active Day, Inc.^	One stop	L + 6.00%	(c)	8.60%	12/2021	1,018	1,010	0.1	988
Active Day, Inc.*	One stop	L + 6.00%	(c)	8.60%	12/2021	656	652	0.1	637
Active Day, Inc.*	One stop	L + 6.00%	(c)	8.60%	12/2021	453	450	0.1	440
Active Day, Inc.	One stop	L + 6.00%	(c)	8.60%	12/2021	50	49	—	49
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	8.92%	03/2022	2,564	2,526	0.3	2,564
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	8.88%	03/2022	202	182	—	202
Acuity Eyecare Holdings, LLC^	One stop	L + 6.25%	(c)	8.91%	03/2022	149	148	—	149
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%		N/A(6)	03/2022	—	—	—	—
Acuity Eyecare Holdings, LLC(5)	One stop	L + 6.25%		N/A(6)	12/2020	—	(4)	—	—
ADCS Clinics Intermediate Holdings, LLC~	One stop	L + 5.75%	(a)	8.25%	05/2022	20,957	20,593	2.2	20,957
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(a)	8.25%	05/2022	107	105	—	107
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(a)	8.25%	05/2022	83	82	—	83
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(a)	8.25%	05/2022	31	31	—	31
ADCS Clinics Intermediate Holdings, LLC	One stop	P + 4.75%	(f)	10.25%	05/2022	25	24	—	25
Agilitas USA, Inc.*	One stop	L + 5.50%	(c)	8.30%	04/2022	8,312	8,262	0.9	8,312
Agilitas USA, Inc.	One stop	L + 5.50%	(c)	8.30%	04/2022	10	10	—	10
Agilitas USA, Inc.	One stop	L + 5.50%		N/A(6)	04/2022	—	—	—	—
Aris Teleradiology Company, LLC(7)	Senior loan	L + 5.50%	(c)	8.10%	03/2021	2,693	2,678	0.1	709
Aris Teleradiology Company, LLC(7)	Senior loan	L + 5.50%	(c)	8.29%	03/2021	381	381	—	71
BIO18 Borrower, LLC~	One stop	L + 5.50%	(c)	8.13%	11/2024	7,224	7,071	0.8	7,224
BIO18 Borrower, LLC	One stop	L + 5.50%	(b)	8.06%	11/2024	33	32	—	33
BIO18 Borrower, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2024	—	(4)	—	—
BIOVT, LLC^*	One stop	L + 5.75%	(a)	8.25%	01/2021	18,394	18,277	1.9	18,394
BIOVT, LLC~	One stop	L + 5.75%	(a)	8.25%	01/2021	161	159	—	161
BIOVT, LLC(5)	One stop	L + 5.75%		N/A(6)	01/2021	—	(1)	—	—
BIOVT, LLC(5)	One stop	L + 5.75%		N/A(6)	01/2021	—	(2)	—	—
CLP Healthcare Services, Inc.^	Senior loan	L + 5.25%	(a)	7.75%	12/2020	3,865	3,844	0.4	3,865
CRH Healthcare Purchaser, Inc.~	Senior loan	L + 4.50%	(c)	7.10%	12/2024	8,245	8,166	0.9	8,245
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(3)	—	—
DCA Investment Holding, LLC^*	One stop	L + 5.25%	(c)	7.85%	07/2021	18,488	18,332	1.9	18,488
DCA Investment Holding, LLC^*~	One stop	L + 5.25%	(c)	7.85%	07/2021	13,261	13,195	1.4	13,261
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.85%	07/2021	2,437	2,414	0.3	2,437
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.85%	07/2021	216	214	—	216
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.85%	07/2021	151	149	—	151
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.85%	07/2021	148	146	—	148
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.85%	07/2021	47	47	—	47
DCA Investment Holding, LLC	One stop	P + 4.25%	(f)	9.75%	07/2021	26	19	—	26
DCA Investment Holding, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2021	—	(4)	—	—
Deca Dental Management LLC^*	One stop	L + 6.00%	(c)	8.60%	12/2021	4,042	3,997	0.4	4,042
Deca Dental Management LLC~	One stop	L + 6.00%	(a)(c)	8.55%	12/2021	492	486	0.1	492
Deca Dental Management LLC~	One stop	L + 6.00%	(c)	8.60%	12/2021	356	353	0.1	356
Deca Dental Management LLC	One stop	L + 6.00%	(c)	8.70%	12/2021	26	25	—	26
Deca Dental Management LLC	One stop	L + 6.00%	(a)	8.50%	12/2021	8	7	—	8

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Dental Holdings Corporation	One stop	L + 6.00%	(c)	8.63%	02/2020	$7,113	$7,073	0.7%	$7,113
Dental Holdings Corporation	One stop	L + 6.00%	(c)	8.63%	02/2020	1,132	1,128	0.1	1,132
Dental Holdings Corporation	One stop	L + 6.00%	(a)(b)(f)	9.18%	02/2020	573	569	0.1	573
Elite Dental Partners LLC*	One stop	L + 5.25%	(a)	7.75%	06/2023	12,212	12,056	1.3	12,212
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.75%	06/2023	128	120	—	128
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.75%	06/2023	120	118	—	120
Elite Dental Partners LLC~	One stop	L + 5.25%	(a)	7.75%	06/2023	114	113	—	114
Elite Dental Partners LLC~	One stop	L + 5.25%	(a)	7.75%	06/2023	110	108	—	110
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.75%	06/2023	8	7	—	8
ERG Buyer, LLC*	One stop	L + 5.50%	(c)	8.10%	05/2024	13,117	12,945	1.3	12,330
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(2)	—	(9)
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(10)	—	(45)
eSolutions, Inc.^*~	One stop	L + 6.50%	(a)	9.00%	03/2022	31,557	31,232	3.3	31,557
eSolutions, Inc.	One stop	L + 6.50%	(a)	8.99%	03/2022	46	45	—	46
Excelligence Learning Corporation^	One stop	L + 6.00%	(a)	8.50%	04/2023	4,491	4,458	0.4	4,042
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.85%	05/2023	7,886	7,736	0.8	7,728
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.85%	05/2023	573	564	0.1	561
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.85%	05/2023	354	351	0.1	346
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	9.00%	05/2023	200	198	—	196
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.85%	05/2023	171	170	—	168
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.85%	05/2023	100	99	—	98
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.85%	05/2023	57	57	—	56
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.85%	05/2023	50	50	—	49
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.85%	05/2023	33	29	—	32
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.85%	05/2023	32	26	—	31
G & H Wire Company, Inc.^	One stop	L + 5.75%	(b)	8.33%	09/2023	5,397	5,345	0.6	5,397
G & H Wire Company, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2022	—	(1)	—	—
Immucor, Inc.	Senior loan	L + 5.00%	(c)	7.60%	06/2021	1,589	1,575	0.2	1,588
Joerns Healthcare, LLC^*	One stop	L + 6.00%	(c)	8.63%	05/2020	3,497	3,483	0.3	2,938
Katena Holdings, Inc.^	One stop	L + 5.50%	(c)	8.10%	06/2021	8,479	8,433	0.9	8,479
Katena Holdings, Inc.^	One stop	L + 5.50%	(c)	8.10%	06/2021	828	824	0.1	828
Katena Holdings, Inc.	One stop	L + 5.50%	(c)	8.10%	06/2021	565	560	0.1	565
Katena Holdings, Inc.	One stop	P + 4.50%	(f)	10.00%	06/2021	15	14	—	15
Lombart Brothers, Inc.^*	One stop	L + 6.25%	(c)	8.85%	04/2023	13,590	13,378	1.4	13,419
Lombart Brothers, Inc.^(8)	One stop	L + 6.25%	(c)	8.85%	04/2023	1,639	1,612	0.2	1,619
Lombart Brothers, Inc.	One stop	P + 5.00%	(f)	10.50%	04/2023	74	72	—	72
Lombart Brothers, Inc.(8)	One stop	P + 5.00%	(f)	10.50%	04/2023	4	4	—	4
MD Now Holdings, Inc.~	One stop	L + 5.00%	(c)	7.60%	08/2024	7,731	7,593	0.8	7,731
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
MWD Management, LLC & MWD Services, Inc.*	One stop	L + 5.25%	(c)	7.85%	06/2023	5,836	5,784	0.6	5,836
MWD Management, LLC & MWD Services, Inc.^	One stop	L + 5.25%	(c)	7.85%	06/2023	228	227	—	228
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2022	—	(1)	—	—
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(2)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Oliver Street Dermatology Holdings, LLC~	One stop	L + 6.25%	(c)	8.85%	05/2022	$9,314	$9,158	0.9%	$8,383
Oliver Street Dermatology Holdings, LLC~	One stop	L + 6.25%	(c)	8.85%	05/2022	940	929	0.1	846
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	8.85%	05/2022	209	208	—	188
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	8.85%	05/2022	150	149	—	135
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.25%	(c)	8.90%	05/2022	136	135	—	123
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	8.85%	05/2022	133	132	—	119
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	8.85%	05/2022	116	115	—	104
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	8.85%	05/2022	90	89	—	81
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	8.85%	05/2022	78	77	—	70
Oliver Street Dermatology Holdings, LLC~	One stop	L + 6.25%	(c)	8.85%	05/2022	48	48	—	43
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	8.85%	05/2022	46	45	—	41
Oliver Street Dermatology Holdings, LLC*	One stop	L + 6.25%	(c)	8.85%	05/2022	41	41	—	37
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	8.85%	05/2022	32	32	—	29
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	8.85%	05/2022	30	29	—	27
Oliver Street Dermatology Holdings, LLC(5)	One stop	L + 6.25%		N/A(6)	05/2022	—	(1)	—	—
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	9.25%	11/2023	3,048	2,992	0.3	3,048
ONsite Mammography, LLC	One stop	L + 6.75%	(a)(d)	9.45%	11/2023	39	38	—	39
ONsite Mammography, LLC	One stop	L + 6.75%	(d)	9.62%	11/2023	8	7	—	8
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.49%	08/2021	9,829	9,690	1.0	9,829
Pinnacle Treatment Centers, Inc.~	One stop	L + 5.75%	(c)	8.49%	08/2021	364	361	0.1	364
Pinnacle Treatment Centers, Inc.^	One stop	L + 5.75%	(c)	8.49%	08/2021	54	54	—	54
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.49%	08/2021	42	41	—	42
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)(f)	8.95%	08/2021	33	32	—	33
Pinnacle Treatment Centers, Inc.(5)	One stop	L + 5.75%		N/A(6)	08/2021	—	(1)	—	—
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	3.49% cash/6.50% PIK	12/2022	11,141	10,727	1.0	9,443
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	3.49% cash/6.50% PIK	12/2022	147	147	—	125
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	3.49% cash/6.50% PIK	12/2022	87	87	—	74
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	3.49% cash/6.50% PIK	12/2022	42	34	—	34
PPT Management Holdings, LLC(5)	One stop	L + 7.50%	(a)	3.49% cash/6.50% PIK	12/2022	8	5	—	(24)
Pyramid Healthcare, Inc.*	One stop	L + 6.50%	(c)	9.10%	08/2020	1,142	1,133	0.1	1,142
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(a)(c)	9.02%	08/2020	75	74	—	75
Pyramid Healthcare, Inc.	One stop	L + 6.50%		N/A(6)	08/2020	—	—	—	—
Riverchase MSO, LLC*	Senior loan	L + 5.75%	(c)	8.35%	10/2022	4,905	4,860	0.5	4,905
Riverchase MSO, LLC	Senior loan	L + 5.75%	(a)(c)	8.34%	10/2022	65	64	—	65
RXH Buyer Corporation^*~	One stop	L + 5.75%	(c)	8.35%	09/2021	16,995	16,855	1.8	16,995
RXH Buyer Corporation*	One stop	L + 5.75%	(c)	8.35%	09/2021	1,923	1,908	0.2	1,923
RXH Buyer Corporation	One stop	L + 5.75%	(c)(f)	9.02%	09/2021	62	60	—	62
SLMP, LLC^	One stop	L + 6.00%	(a)	8.50%	05/2023	7,506	7,384	0.8	7,506
SLMP, LLC^	One stop	L + 6.00%	(a)	8.50%	05/2023	296	293	—	296
SLMP, LLC	Subordinated debt	N/A		7.50% PIK	05/2027	90	90	—	90
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
Spear Education, LLC^	One stop	L + 5.75%	(c)	8.55%	08/2019	4,573	4,568	0.5	4,573

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Spear Education, LLC*	One stop	L + 5.75%	(c)	8.55%	08/2019	$74	$74	—%	$74
Spear Education, LLC	One stop	L + 5.75%		N/A(6)	08/2019	—	—	—	—
Summit Behavioral Healthcare, LLC^	Senior loan	L + 4.75%	(d)	7.44%	10/2023	8,733	8,633	0.9	8,733
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)(d)	7.45%	10/2023	115	113	—	115
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(d)	7.43%	10/2023	27	25	—	27
WHCG Management, LLC*	Senior loan	L + 5.00%	(c)	7.60%	03/2023	2,358	2,338	0.2	2,217
WHCG Management, LLC	Senior loan	L + 5.00%	(c)	7.61%	03/2023	100	99	—	94
WHCG Management, LLC(5)	Senior loan	L + 5.00%		N/A(6)	03/2023	—	(2)	—	—
WIRB-Copernicus Group, Inc.^*~	Senior loan	L + 4.25%	(a)	6.75%	08/2022	10,890	10,830	1.1	10,890
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(1)	—	—
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(1)	—	—
						354,291	350,064	36.2	346,247
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC~	Senior loan	L + 4.50%	(a)	7.00%	02/2022	849	847	0.1	846
CST Buyer Company^	One stop	L + 5.00%	(a)	7.50%	03/2023	2,357	2,310	0.2	2,357
CST Buyer Company	One stop	L + 5.00%		N/A(6)	03/2023	—	—	—	—
Plano Molding Company, LLC^	One stop	L + 7.50%	(a)	9.99%	05/2021	9,998	9,907	1.0	9,198
						13,204	13,064	1.3	12,401
Insurance
Captive Resources Midco, LLC^*~	One stop	L + 5.75%	(a)	8.25%	12/2021	33,443	33,103	3.5	33,443
Captive Resources Midco, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2021	—	(14)	—	—
Captive Resources Midco, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2021	—	(19)	—	—
Integrity Marketing Acquisition, LLC~	Senior loan	L + 4.25%	(c)	6.85%	11/2025	1,733	1,725	0.2	1,733
Integrity Marketing Acquisition, LLC	Senior loan	L + 4.25%	(c)	7.05%	11/2025	15	15	—	15
Internet Pipeline, Inc.	One stop	L + 4.75%	(a)	7.25%	08/2022	4,786	4,705	0.5	4,786
Internet Pipeline, Inc.*	One stop	L + 4.75%	(a)	7.25%	08/2022	2,066	2,048	0.2	2,066
Internet Pipeline, Inc.*	One stop	L + 4.75%	(a)	7.25%	08/2022	782	775	0.1	782
Internet Pipeline, Inc.	One stop	L + 4.75%		N/A(6)	08/2021	—	—	—	—
Orchid Underwriters Agency, LLC~	Senior loan	L + 4.50%	(c)	7.38%	12/2024	2,385	2,363	0.2	2,385
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Orchid Underwriters Agency, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
RSC Acquisition, Inc.~	Senior loan	L + 4.25%	(c)	6.85%	11/2022	4,465	4,445	0.5	4,465
RSC Acquisition, Inc.	Senior loan	L + 4.25%	(c)	6.93%	11/2022	2,291	2,269	0.2	2,291
RSC Acquisition, Inc.	Senior loan	L + 4.25%		N/A(6)	11/2021	—	—	—	—
RSC Acquisition, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(1)	—	—
						51,966	51,413	5.4	51,966

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure, Amusement, Motion Pictures, Entertainment
EOS Fitness Opco Holdings, LLC~	One stop	L + 4.75%	(a)	7.25%	01/2025	$4,784	$4,738	0.5%	$4,784
EOS Fitness Opco Holdings, LLC	One stop	P + 3.75%	(f)	9.25%	01/2025	6	5	—	6
EOS Fitness Opco Holdings, LLC(5)	One stop	L + 4.75%		N/A(6)	01/2025	—	(1)	—	—
PADI Holdco, Inc.~(8)(9)	One stop	E + 5.75%	(g)	5.75%	04/2023	9,543	9,543	0.9	8,958
PADI Holdco, Inc.*	One stop	L + 5.75%	(c)	8.50%	04/2023	9,628	9,437	1.0	9,628
PADI Holdco, Inc.	One stop	L + 5.75%	(b)(c)	8.39%	04/2022	23	21	—	23
Self Esteem Brands, LLC^*~	Senior loan	L + 4.25%	(a)	6.75%	02/2022	16,306	16,215	1.7	16,143
Self Esteem Brands, LLC(5)	Senior loan	L + 4.25%		N/A(6)	02/2022	—	(6)	—	(8)
Sunshine Sub, LLC~	One stop	L + 4.75%	(a)	7.25%	05/2024	7,682	7,549	0.8	7,682
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	7.25%	05/2024	425	418	0.1	425
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Teaching Company, The*	One stop	L + 4.75%	(c)	7.45%	07/2023	10,855	10,768	1.1	10,855
Teaching Company, The(5)	One stop	L + 4.75%		N/A(6)	07/2023	—	(1)	—	—
Titan Fitness, LLC*	One stop	L + 4.75%	(a)	7.24%	02/2025	15,686	15,532	1.6	15,529
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(2)	—	(3)
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(2)	—	(3)
WBZ Investment LLC	One stop	L + 5.50%	(a)	8.00%	09/2024	5,123	5,030	0.5	5,123
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.98%	09/2024	32	30	—	32
WBZ Investment LLC	One stop	L + 5.50%		N/A(6)	09/2024	—	—	—	—
						80,093	79,273	8.2	79,174
Oil and Gas
Drilling Info Holdings, Inc.*~	Senior loan	L + 4.25%	(a)	6.75%	07/2025	14,548	14,362	1.5	14,548
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%		N/A(6)	07/2025	—	—	—	—
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(2)	—	—
						14,548	14,360	1.5	14,548
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	8.10%	11/2022	5,592	5,534	0.6	5,592
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	8.10%	11/2022	3,501	3,468	0.4	3,501
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	(c)	8.10%	11/2022	487	484	0.1	487
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	8.10%	11/2022	342	340	0.1	342
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)(f)	8.91%	11/2022	35	34	—	35
IMPLUS Footwear, LLC	One stop	L + 6.75%	(c)	9.35%	04/2021	9,959	9,879	1.0	9,959
IMPLUS Footwear, LLC	One stop	L + 6.75%	(c)	9.38%	04/2021	1,754	1,739	0.2	1,754
IMPLUS Footcare, LLC	One stop	L + 6.75%	(c)	9.35%	04/2021	57	57	—	57
Massage Envy, LLC^*~	One stop	L + 6.75%	(b)	9.31%	09/2020	34,657	34,505	3.6	34,657
Massage Envy, LLC^	One stop	L + 6.75%	(a)	9.24%	09/2020	98	98	—	98
Massage Envy, LLC	One stop	L + 6.75%	(a)(c)(f)	9.51%	09/2020	75	75	—	75
Massage Envy, LLC*	One stop	L + 6.75%	(a)(b)	9.26%	09/2020	64	63	—	64
Massage Envy, LLC^	One stop	L + 6.75%	(a)(f)	9.25%	09/2020	48	48	—	48
Massage Envy, LLC*	One stop	L + 6.75%	(a)(f)	9.26%	09/2020	41	41	—	41
Massage Envy, LLC^	One stop	L + 6.75%	(a)(f)	9.25%	09/2020	40	40	—	40
Massage Envy, LLC^	One stop	L + 6.75%	(b)	9.31%	09/2020	38	38	—	38
Massage Envy, LLC^	One stop	L + 6.75%	(a)(f)	9.24%	09/2020	34	34	—	34
Massage Envy, LLC	One stop	L + 6.75%	(a)(b)	9.25%	09/2020	30	29	—	30
Massage Envy, LLC^	One stop	L + 6.75%	(b)	9.31%	09/2020	19	19	—	19

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal and Non Durable Consumer Products (Mfg. Only) - (continued)
Massage Envy, LLC^	One stop	L + 6.75%	(a)(b)	9.26%	09/2020	$15	$15	—%	$15
Massage Envy, LLC(5)	One stop	L + 6.75%		N/A(6)	09/2020	—	(1)	—	—
Massage Envy, LLC(5)	One stop	L + 6.75%		N/A(6)	09/2020	—	(5)	—	—
Orthotics Holdings, Inc.*	One stop	L + 5.50%	(a)	8.00%	02/2020	8,162	8,138	0.8	8,162
Orthotics Holdings, Inc.*(8)	One stop	L + 5.50%	(a)	8.00%	02/2020	1,338	1,334	0.1	1,338
Orthotics Holdings, Inc.(8)	One stop	L + 5.50%		N/A(6)	02/2020	—	—	—	—
Orthotics Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	02/2020	—	(4)	—	—
WU Holdco, Inc.~	One stop	L + 5.50%	(c)	8.11%	03/2026	952	952	0.1	952
WU Holdco, Inc.	One stop	L + 5.50%		N/A(6)	03/2026	—	—	—	—
WU Holdco, Inc.	One stop	L + 5.50%		N/A(6)	03/2025	—	—	—	—
						67,338	66,954	7.0	67,338
Personal, Food and Miscellaneous Services
Captain D's, LLC^	Senior loan	L + 4.50%	(a)	6.99%	12/2023	3,881	3,835	0.4	3,881
Captain D's, LLC	Senior loan	P + 3.50%	(a)(f)	8.18%	12/2023	21	20	—	21
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.96%	04/2021	32	31	—	32
Clarkson Eyecare LLC	One stop	L + 6.25%	(a)(c)	8.75%	04/2021	1	—	—	1
Community Veterinary Partners, LLC^	One stop	L + 5.50%	(c)	8.10%	10/2021	281	279	—	281
Community Veterinary Partners, LLC~	One stop	L + 5.50%	(c)	8.10%	10/2021	111	111	—	111
Community Veterinary Partners, LLC*	One stop	L + 5.50%	(c)	8.10%	10/2021	99	97	—	99
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	8.10%	10/2021	94	94	—	94
Community Veterinary Partners, LLC~	One stop	L + 5.50%	(c)	8.10%	10/2021	84	84	—	84
Community Veterinary Partners, LLC~	One stop	L + 5.50%	(c)	8.10%	10/2021	75	74	—	75
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	8.10%	10/2021	6	3	—	6
Community Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2021	—	(3)	—	—
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	7.31%	08/2023	2,711	2,675	0.3	2,711
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	7.33%	08/2023	49	45	—	49
Imperial Optical Midco Inc.	One stop	L + 4.75%		N/A(6)	08/2023	—	—	—	—
PPV Intermediate Holdings II, LLC	One stop	P + 4.00%	(f)	9.50%	05/2023	32	31	—	32
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	2	2	—	2
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2020	—	(4)	—	—
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.27%	01/2023	1,030	1,022	0.1	1,030
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.19%	01/2023	25	24	—	25
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.18%	01/2023	5	5	—	5
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	8.00%	05/2025	3,851	3,797	0.4	3,851
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	8.00%	05/2025	230	227	—	230
Southern Veterinary Partners, LLC~	One stop	L + 5.50%	(a)	8.00%	05/2025	204	202	—	204
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	8.00%	05/2025	172	169	—	172
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	8.00%	05/2025	131	130	—	131
Southern Veterinary Partners, LLC~	One stop	L + 5.50%	(a)	8.00%	05/2025	112	111	—	112
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	8.00%	05/2025	99	97	—	99
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	8.00%	05/2025	76	75	—	76
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	8.00%	05/2023	75	74	—	75
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	8.00%	05/2025	66	65	—	66
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	8.00%	05/2025	50	48	—	50
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(5)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
Veterinary Specialists of North America, LLC^	One stop	P + 4.50%	(a)(f)	9.53%	07/2021	$7,293	$7,250	0.8%	$7,293
Veterinary Specialists of North America, LLC^	One stop	P + 4.50%	(f)	10.00%	07/2021	760	753	0.1	760
Veterinary Specialists of North America, LLC*	One stop	P + 4.50%	(f)	10.00%	07/2021	413	411	0.1	413
Veterinary Specialists of North America, LLC*	One stop	P + 4.50%	(f)	10.00%	07/2021	160	159	—	160
Veterinary Specialists of North America, LLC~	One stop	P + 4.50%	(f)	10.00%	07/2021	132	131	—	132
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(a)(f)	8.91%	07/2021	127	126	—	127
Veterinary Specialists of North America, LLC^	One stop	P + 4.50%	(f)	10.00%	07/2021	122	121	—	122
Veterinary Specialists of North America, LLC*	One stop	P + 4.50%	(f)	10.00%	07/2021	62	62	—	62
Veterinary Specialists of North America, LLC	One stop	L + 5.50%	(a)	7.99%	07/2021	29	29	—	29
Wetzel's Pretzels, LLC*	One stop	L + 6.75%	(a)	9.25%	09/2021	8,873	8,776	0.9	8,873
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(a)	9.25%	09/2021	19	19	—	19
						31,595	31,252	3.1	31,595
Printing and Publishing
Brandmuscle, Inc.^	Senior loan	L + 5.00%	(c)	7.60%	12/2021	615	612	0.1	618
Messenger, LLC	One stop	L + 6.00%	(a)(f)	8.52%	08/2023	3,393	3,333	0.4	3,393
Messenger, LLC	One stop	L + 6.00%		N/A(6)	08/2023	—	—	—	—
						4,008	3,945	0.5	4,011
Retail Stores
Batteries Plus Holding Corporation	One stop	L + 6.75%	(a)	9.25%	07/2022	11,872	11,705	1.2	11,872
Batteries Plus Holding Corporation	One stop	P + 5.75%	(f)	11.25%	07/2022	7	6	—	7
Boot Barn, Inc.	Senior loan	L + 4.50%	(c)	7.10%	06/2021	393	386	0.1	393
Cycle Gear, Inc.^	One stop	L + 5.00%	(c)	7.80%	01/2021	10,357	10,223	1.1	10,357
Cycle Gear, Inc.^	One stop	L + 5.00%	(c)	7.80%	01/2021	600	598	0.1	600
DTLR, Inc.^*	One stop	L + 6.50%	(c)	9.24%	08/2022	22,616	22,384	2.3	22,616
Elite Sportswear, L.P.	Senior loan	L + 5.75%	(c)	8.35%	06/2020	6,376	6,327	0.6	6,185
Elite Sportswear, L.P.	Senior loan	L + 5.75%	(c)	8.35%	06/2020	2,564	2,544	0.3	2,487
Elite Sportswear, L.P.	Senior loan	L + 5.75%	(c)	8.35%	06/2020	1,319	1,311	0.1	1,280
Elite Sportswear, L.P.	Senior loan	L + 5.75%	(c)(d)	8.51%	06/2020	769	765	0.1	745
Elite Sportswear, L.P.*	Senior loan	L + 5.75%	(c)	8.35%	06/2020	433	430	0.1	420
Elite Sportswear, L.P.	Senior loan	L + 5.75%	(c)	8.35%	06/2020	200	199	—	194
Elite Sportswear, L.P.*	Senior loan	L + 5.75%	(c)	8.35%	06/2020	191	190	—	185
Elite Sportswear, L.P.	Senior loan	L + 5.75%	(c)(d)	8.51%	06/2020	20	20	—	19
Feeders Supply Company, LLC	One stop	L + 5.75%	(a)	8.25%	04/2021	4,754	4,710	0.5	4,754
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	69	69	—	69
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
Jet Equipment & Tools Ltd.~(8)(9)(11)	One stop	L + 5.75%	(a)	7.72%	11/2024	8,611	8,511	0.9	8,357
Jet Equipment & Tools Ltd.*(8)(11)	One stop	L + 5.75%	(c)	8.38%	11/2024	5,000	4,951	0.5	4,950
Jet Equipment & Tools Ltd.~(8)(11)	One stop	L + 5.75%	(a)	8.25%	11/2024	2,051	2,031	0.2	2,030
Jet Equipment & Tools Ltd.(5)(8)(9)(11)	One stop	L + 5.75%		N/A(6)	11/2024	—	(2)	—	(1)
Marshall Retail Group LLC, The^*	One stop	L + 6.00%	(c)	8.80%	08/2020	11,896	11,860	1.2	11,896
Marshall Retail Group LLC, The	One stop	P + 4.75%	(f)	10.25%	08/2019	658	656	0.1	658
Mills Fleet Farm Group LLC^*~	One stop	L + 6.25%	(a)	8.75%	10/2024	6,685	6,591	0.7	6,685
Paper Source, Inc.^*~	One stop	L + 6.25%	(c)	8.85%	09/2019	12,255	12,239	1.3	12,255

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail Stores - (continued)
Paper Source, Inc.*	One stop	L + 6.25%	(c)	8.85%	09/2019	$1,628	$1,624	0.2%	$1,628
Paper Source, Inc.	One stop	P + 5.00%	(f)	10.50%	09/2019	339	336	0.1	339
Pet Holdings ULC^*~(8)(11)	One stop	L + 5.50%	(c)	8.30%	07/2022	14,703	14,540	1.5	14,703
Pet Holdings ULC^*(8)(11)	One stop	L + 5.50%	(c)	8.30%	07/2022	99	99	—	99
Pet Holdings ULC(5)(8)(11)	One stop	L + 5.50%		N/A(6)	07/2022	—	(2)	—	—
Pet Supplies Plus, LLC*	Senior loan	L + 4.50%	(c)	7.10%	12/2024	6,739	6,675	0.7	6,739
Pet Supplies Plus, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2023	—	(1)	—	—
PetPeople Enterprises, LLC^	One stop	L + 5.00%	(a)	7.50%	09/2023	3,098	3,069	0.3	3,098
PetPeople Enterprises, LLC	One stop	L + 5.00%	(a)	7.50%	09/2023	60	59	—	60
PetPeople Enterprises, LLC	One stop	L + 5.00%	(a)	7.50%	09/2023	15	15	—	15
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.50%	(c)	8.10%	10/2024	4,843	4,754	0.5	4,843
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.50%	(c)	8.10%	10/2024	120	119	—	120
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.50%	(a)	8.00%	10/2024	7	7	—	7
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2024	—	(1)	—	—
						141,347	139,997	14.7	140,664
Telecommunications
NetMotion Wireless Holdings, Inc.^*	One stop	L + 6.25%	(c)	8.85%	10/2021	6,360	6,292	0.7	6,360
NetMotion Wireless Holdings, Inc.	One stop	L + 6.25%		N/A(6)	10/2021	—	—	—	—
						6,360	6,292	0.7	6,360
Textile and Leather
SHO Holding I Corporation~	Senior loan	L + 5.00%	(c)	7.74%	10/2022	2,199	2,173	0.2	2,111
SHO Holding I Corporation	Senior loan	L + 4.00%	(c)	6.79%	10/2021	15	15	—	13
						2,214	2,188	0.2	2,124
Utilities
Arcos, LLC~	One stop	L + 5.75%	(c)	8.35%	02/2021	8,750	8,670	0.9	8,663
Arcos, LLC	One stop	L + 5.75%		N/A(6)	02/2021	—	—	—	—
						8,750	8,670	0.9	8,663
Total non-controlled/non-affiliate company debt investments						$1,851,027	$1,830,890	189.5%	$1,830,803

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Investments (12)(13)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.1%	$573
NTS Technical Systems	Preferred stock	N/A	N/A	N/A	—	256	—	350
NTS Technical Systems	Preferred stock	N/A	N/A	N/A	—	128	—	193
Tresys Technology Holdings, Inc.	Equity	N/A	N/A	N/A	295	295	—	—
Whitcraft LLC	Common stock	N/A	N/A	N/A	4	375	0.1	600
						2,560	0.2	1,716
Automobile
Grease Monkey International, LLC	LLC units	N/A	N/A	N/A	354	354	0.1	701
Polk Acquisition Corp.	LP interest	N/A	N/A	N/A	1	144	—	59
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A	N/A	—	207	—	207
						705	0.1	967
Beverage, Food and Tobacco
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	1,039
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	—	75	0.1	580
Cafe Rio Holding, Inc.	Common stock	N/A	N/A	N/A	2	224	—	271
Global ID Corporation	LLC interest	N/A	N/A	N/A	2	242	—	359
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	27	130	—	92
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	12	36	—	26
Mendocino Farms, LLC	Common stock	N/A	N/A	N/A	11	50	—	47
Purfoods, LLC	LLC interest	N/A	N/A	N/A	381	381	0.1	662
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	2	945	0.1	905
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	205	205	—	205
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	205	—	—	—
						2,987	0.4	4,186
Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	10	1,021	0.3	2,393

Chemicals, Plastics and Rubber
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	90	—	81
Flexan, LLC	Common stock	N/A	N/A	N/A	1	—	—	—
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	70	—	61
						160	—	142
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	370	—	—
Inventus Power, Inc.	LLC units	N/A	N/A	N/A	—	54	—	47
Inventus Power, Inc.	Common stock	N/A	N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	272	0.1	614
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	160	160	—	—
						856	0.1	661

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A	N/A	N/A	296	$296	—%	$167
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	341	0.1	436
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	1	1,172	0.1	1,280
Caliper Software, Inc.	Common stock	N/A	N/A	N/A	104	104	—	100
Centrify Corporation	LP interest	N/A	N/A	N/A	—	348	—	300
Centrify Corporation	LP interest	N/A	N/A	N/A	123	—	—	—
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	33	207	—	205
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	29	39	—	68
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	1	87	—	133
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	69	69	—	96
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	57	10	—	1
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	—	154	—	286
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	1	98	—	160
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	348	0.1	484
Hydraulic Authority III Limited(8)(9)(10)	Preferred stock	N/A	N/A	N/A	133	170	—	173
Hydraulic Authority III Limited(8)(9)(10)	Common stock	N/A	N/A	N/A	3	—	—	—
Kareo, Inc.	Warrant	N/A	N/A	N/A	23	160	—	4
Kareo, Inc.	Preferred stock	N/A	N/A	N/A	1	4	—	4
Kareo, Inc.	Warrant	N/A	N/A	N/A	2	—	—	5
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	1	369	—	253
MMan Acquisition Co.	Preferred stock	N/A	N/A	N/A	—	20	—	16
MMan Acquisition Co.	Common stock	N/A	N/A	N/A	—	19	0.1	757
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	—	346	0.1	421
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	187	—	222
Personify, Inc.	LLC units	N/A	N/A	N/A	297	297	—	272
Pride Midco, Inc.	Preferred stock	N/A	N/A	N/A	1	1,107	0.1	1,184
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	417	0.1	521
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	103	4	—	183
Property Brands, Inc.	LLC units	N/A	N/A	N/A	28	284	—	342
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	—	138	—	138
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	1	—	—	—
Valant Medical Solutions, Inc.	Warrant	N/A	N/A	N/A	5	68	—	14
Vendavo, Inc.	Preferred stock	N/A	N/A	N/A	1,017	1,017	0.2	1,496
Verisys Corporation	LLC interest	N/A	N/A	N/A	261	261	—	246
Vitalyst, LLC	Preferred stock	N/A	N/A	N/A	—	61	—	76
Vitalyst, LLC	Equity	N/A	N/A	N/A	1	7	—	—
Workforce Software, LLC	LLC units	N/A	N/A	N/A	323	323	—	354
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	242	221	—	256
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	43	34	—	19
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	10	10	—	16
						8,797	0.9	10,688
Ecological
Pace Analytical Services, LLC	Common stock	N/A	N/A	N/A	3	304	—	350

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics
Diligent Corporation	Preferred stock	N/A	N/A	N/A	56	$1	—%	$216
Episerver, Inc.	Common stock	N/A	N/A	N/A	35	354	0.1	383
Project Silverback Holdings Corp.	Preferred stock	N/A	N/A	N/A	3	6	—	—
SEI, Inc.	LLC units	N/A	N/A	N/A	340	265	0.1	699
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	152	—	—
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	2	14	—	—
						792	0.2	1,298
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	614	—	370
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	362	387	0.1	424
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	579	0.1	455
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	—
BIO18 Borrower, LLC	LLC interest	N/A	N/A	N/A	92	484	0.1	484
BIOVT, LLC	LLC units	N/A	N/A	N/A	—	407	0.1	722
CRH Healthcare Purchaser, Inc.	LP interest	N/A	N/A	N/A	201	201	—	201
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	8,637	864	0.1	1,142
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	87	9	—	259
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	357	0.1	436
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	883	831	0.1	465
Elite Dental Partners LLC	Common stock	N/A	N/A	N/A	—	360	0.1	456
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	182	—	249
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	—	—	44
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	—	370	—	194
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	4	4	—	—
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	133	—	88
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	1	—	—
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	148	148	—	88
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	417	—	122
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	387	0.1	389
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	1	157	—	242
MD Now Holdings, Inc.	LLC units	N/A	N/A	N/A	7	68	—	79
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	182	182	—	119
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	234	234	—	121
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	167
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	231	—	279
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	17
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	—	213
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	11	76	—	54
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	683	0.1	397
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	—	249	—	12
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	3	3	—	—
SLMP, LLC	LLC interest	N/A	N/A	N/A	289	290	—	350
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	62	—	78
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	42
SSH Corporation	Common stock	N/A	N/A	N/A	—	40	—	201

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	$68	—%	$38
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	—	—	—
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	492
U.S. Renal Care, Inc.	LP interest	N/A	N/A	N/A	1	2,665	0.2	1,699
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	246	—	60
						12,613	1.3	11,248
Insurance
Captive Resources Midco, LLC(14)	LLC units	N/A	N/A	N/A	1	—	0.1	534
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	72	—	105
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	44	1	—	221
Orchid Underwriters Agency, LLC	LP interest	N/A	N/A	N/A	37	37	—	37
						110	0.1	897
Leisure, Amusement, Motion Pictures, Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	1,019
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	—	414	0.1	457
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	31	49	—	49
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	21	33	—	33
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	18	27	—	27
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	15	24	—	24
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	7	10	—	10
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	1	1	—	1
						1,270	0.2	1,620
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC(14)	LLC units	N/A	N/A	N/A	11	106	—	153
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	210	0.2	1,684
						316	0.2	1,837
Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A	N/A	N/A	70	70	—	44
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	2	244	—	352
PPV Intermediate Holdings II, LLC	LLC interest	N/A	N/A	N/A	13	13	—	12
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	—	161	—	120
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A	N/A	12	124	—	155
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	216	—	349
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	64	2	—	58
Veterinary Specialists of North America, LLC	LLC units	N/A	N/A	N/A	—	106	—	375
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	160	—	218
						1,096	—	1,683
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	240	—	107

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail Stores
Batteries Plus Holding Corporation	LP interest	N/A		N/A	N/A	5	$529	0.1%	$800
Cycle Gear, Inc.	LLC units	N/A		N/A	N/A	19	248	0.1	426
DTLR, Inc.	LLC interest	N/A		N/A	N/A	4	411	0.1	830
Elite Sportswear, L.P.	LLC interest	N/A		N/A	N/A	—	165	—	—
Feeders Supply Company, LLC	Preferred stock	N/A		N/A	N/A	2	192	—	201
Feeders Supply Company, LLC	Common stock	N/A		N/A	N/A	—	—	—	—
Jet Equipment & Tools Ltd.(8)(9)(11)	LLC units	N/A		N/A	N/A	—	339	0.1	555
Marshall Retail Group LLC, The	LLC units	N/A		N/A	N/A	15	154	—	119
Paper Source, Inc.	Common stock	N/A		N/A	N/A	8	1,387	0.1	430
Pet Holdings ULC(8)(11)	LP interest	N/A		N/A	N/A	455	386	—	330
Pet Supplies Plus, LLC	LLC units	N/A		N/A	N/A	67	67	—	67
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A		N/A	N/A	2	180	—	199
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A		N/A	N/A	—	36	—	40
							4,094	0.5	3,997

Total non-controlled/non-affiliate company equity investments							$37,921	4.5%	$43,790

Total non-controlled/non-affiliate company investments						$1,851,027	$1,868,811	194.0%	$1,874,593

Non-controlled affiliate company investments(15)
Debt investments
Beverage, Food and Tobacco
Uinta Brewing Company^(7)(8)	One stop	L + 4.00%	(a)	6.48%	08/2021	$771	$768	0.1%	$670
Uinta Brewing Company(7)(8)	One stop	L + 4.00%	(a)	6.48%	08/2021	154	154	—	131
						925	922	0.1	801
Diversified/Conglomerate Service
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.80%	10/2023	2,295	2,248	0.2	2,066
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.80%	10/2023	192	189	—	173
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.80%	10/2023	17	17	—	15
Switchfly LLC(8)	One stop	L + 8.50%		N/A(6)	10/2023	—	—	—	—
						2,504	2,454	0.2	2,254
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(8)	One stop	L + 10.00%	(a)	10.50% cash/2.00% PIK	05/2019	4,164	4,164	0.5	4,164
Benetech, Inc.(8)	One stop	P + 8.75%	(a)(f)	11.91% cash/2.00% PIK	05/2019	209	209	—	209
						4,373	4,373	0.5	4,373

Total non-controlled affiliate company debt investments						$7,802	$7,749	0.8%	$7,428

Equity Investments (12)(13)
Beverage, Food and Tobacco
Uinta Brewing Company(8)	LP interest	N/A		N/A	N/A	462	$462	—%	$—
Uinta Brewing Company(8)	Common stock	N/A		N/A	N/A	123	—	—	135
						585	462	—	135
Diversified/Conglomerate Service
Switchfly LLC(8)	LLC units	N/A		N/A	N/A	1,467	$815	0.1	$1,099

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(8)	LLC interest	N/A	N/A	N/A	56	$—	—%	$—
Benetech, Inc.(8)	LLC interest	N/A	N/A	N/A	56	—	—	16
						—	—	16

Total non-controlled affiliate company equity investments						$1,277	0.1%	$1,250

Total non-controlled affiliate company investments					$7,802	$9,026	0.9%	$8,678

Controlled affiliate company investments(16)
Equity Investments(12)(13)
Investment Funds and Vehicles
Senior Loan Fund LLC(8)(17)	LLC interest	N/A	N/A	N/A	74,882	$74,882	7.4%	$71,742

Total controlled affiliate company equity investments						$74,882	7.4%	$71,742

Total investments					$1,858,829	$1,952,719	202.3%	$1,955,013

Cash, cash equivalents and restricted cash, cash equivalents and foreign currencies
Cash, restricted cash and foreign currencies						$49,950	5.2%	$49,948
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			2.32% (18)			26,202	2.7	26,202
Total cash, cash equivalents and restricted cash, cash equivalents and foreign currencies						$76,152	7.9%	$76,150

Total investments and cash, cash equivalents and restricted cash and cash equivalents						$2,028,871	210.2%	$2,031,163

^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 6).
*	Denotes that all or a portion of the loan secures the notes offered in the 2018 Debt Securitization (as defined in Note 6).
~	Denotes that all or a portion of the loan collateralizes the MS Credit Facility II (as defined in Note 6).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Euro Interbank Offered Rate ("EURIBOR" or "E") or Prime ("P") and which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of March 31, 2019. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of March 29, 2019, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 29, 2019, as the loan may have priced or repriced based on an index rate prior to March 29, 2019.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 2.49% as of March 29, 2019.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 2.56% as of March 29, 2019.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.60% as of March 29, 2019.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.66% as of March 29, 2019.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 2.71% as of March 29, 2019.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 5.50% as of March 29, 2019.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.31% as of March 29, 2019.
(h) Denotes that all or a portion of the loan was indexed to the 30-day GBP LIBOR, which was 0.73% as of March 29, 2019.
(i) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.85% as of March 29, 2019.
(j) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 0.95% as of March 29, 2019.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2019.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
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

(6)	The entire commitment was unfunded as of March 31, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Loan was on non-accrual status as of March 31, 2019, meaning that the Company has ceased recognizing interest income on the loan.

(8)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2019, total non-qualifying assets at fair value represented 7.2% of the Company's total assets calculated in accordance with the 1940 Act.

(9)
Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Transactions.

(10)	The headquarters of this portfolio company is located in the United Kingdom.

(11)	The headquarters of this portfolio company is located in Canada.

(12)	Equity investments are non-income producing securities unless otherwise noted.

(13)	Ownership of certain equity investments may occur through a holding company or partnership.

(14)	The Company holds an equity investment that entitles it to receive preferential dividends.
(15)As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities ("non-controlled affiliate"). Transactions related to investments in non-controlled affiliates for the six months ended March 31, 2019 were as follows:

Portfolio Company	Fair value as of September 30, 2018	Purchases (cost)(k)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of March 31, 2019	Net realized gain/(loss)	Interest and fee income	Dividend income
Benetech, Inc.	$4,496	$90	$(197)	$—	$2	$(2)	$4,389	$—	$301	$—
Switchfly LLC	2,788	407	—	—	(13)	171	3,353	—	58	—
Uinta Brewing Company(l)	—	—	—	1,384	—	(448)	936	—	—	—
Total Non-Controlled Affiliates	$7,284	$497	$(197)	$1,384	$(11)	$(279)	$8,678	$—	$359	$—

(k)	Purchases at cost includes amounts related to payment-in-kind ("PIK") interest capitalized and added to the principal balance of the respective loans.
(l)	During the three months ended March 31, 2019, the Company's ownership increased to over five percent of the portfolio company's voting securities.
(16)As defined in the 1940 Act, the Company is deemed to be both an "affiliated person" of and "control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) ("controlled affiliate"). Transactions related to investments in controlled affiliates for the six months ended March 31, 2019 were as follows:

Portfolio Company	Fair value as of September 30, 2018	Purchases (cost)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of March 31, 2019	Net realized gain/(loss)	Interest and fee income	Dividend income
Senior Loan Fund LLC(m)	$71,084	$1,750	$(2,275)	$—	$—	$1,183	$71,742	$—	$—	$—
Total Controlled Affiliates	$71,084	$1,750	$(2,275)	$—	$—	$1,183	$71,742	$—	$—	$—

(m)
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

(17)
The Company generally receives quarterly profit distributions from its equity investment in SLF. For each of the three and six months ended March 31, 2019, the Company did not receive a profit distribution from its equity investment in SLF. See Note 4. Investments.

(18)	The rate shown is the annualized seven-day yield as of March 29, 2019.

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

(16)	The Company generally receives quarterly profit distributions from its equity investment in SLF. See Note 4. Investments.

(17)	The rate shown is the annualized seven-day yield as of September 30, 2018.

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
The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2018, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), Golub Capital BDC 2010-1 LLC (“2010 Issuer”), Golub Capital BDC CLO 2014 LLC (“2014 Issuer”), Golub Capital BDC CLO III Depositor LLC (“2018 CLO Depositor”), Golub Capital BDC CLO III LLC (“2018 Issuer”), Golub Capital BDC Funding LLC (“Funding”), Golub Capital BDC Funding II LLC (“Funding II”), Golub Capital BDC Holdings, LLC (“BDC Holdings”), GC SBIC IV, L.P. (“SBIC IV”), GC SBIC V, L.P. (“SBIC V”) and GC SBIC VI, L.P. (“SBIC VI”). The Company does not consolidate its non-controlling interest in SLF. See further description of the Company’s investment in SLF in Note 4.

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including 2010 Issuer, 2014 Issuer, 2018 Issuer, Funding and Funding II that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

Cash and cash equivalents: Cash and cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Restricted cash, cash equivalents and foreign currencies:  Restricted cash, cash equivalents and foreign currencies include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash, cash equivalents and foreign currencies are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. In addition, restricted cash, cash equivalents and foreign currencies include amounts held within the Company’s small business investment company (“SBIC”) subsidiaries. The amounts held within the SBICs are generally restricted to the originations of new loans by the SBICs and the payment of U.S. Small Business Administration (“SBA”) debentures and related interest expense.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2019, interest income included $1,977 and $3,930, respectively, of accretion of discounts. For the three and six months ended March 31, 2018, interest income included $2,361 and $5,070, respectively, of accretion of discounts. For the three and six months ended March 31, 2019, the Company received loan origination fees of $1,604 and $4,652, respectively. For the three and six months ended March 31, 2018, the Company received loan origination fees of $2,036 and $4,105, respectively.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2019, the Company recorded PIK income of $265 and $390, respectively, and received PIK payments in cash of $0 and $41, respectively. For the three and six months ended March 31, 2018, the Company recorded PIK income of $234 and $519, respectively, and received PIK payments in cash of $0 and $2, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and six months ended March 31, 2019, fee income included $46 and $441, respectively, of prepayment premiums, which fees are non-recurring. For the three and six months ended March 31, 2018, fee income included $531 and $966, respectively, of prepayment premiums, which fees are non-recurring.

For the three and six months ended March 31, 2019, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $38,475 and $76,125, respectively. For the three and six months ended March 31, 2018, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $31,332 and $61,963, respectively.

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

For the three and six months ended March 31, 2019, excluding the Company's investment in LLC equity interests in SLF, the Company recorded dividend income of $19 and $58, respectively, and return of capital distributions, excluding the Company's investment in LLC equity interests in SLF, of $0 and $0, respectively. For the three and six months ended March 31, 2019, the Company recorded dividend income of $0 and $0, respectively, and return of capital distributions of $0 and $2,275, respectively, from the Company's investment in LLC equity interests in SLF. For the three and six months ended March 31, 2018, excluding the Company's investment in LLC equity interests in SLF, the Company recorded dividend income of $13 and $610, respectively, and return of capital distributions, excluding the Company's investment in LLC equity interests in SLF, of $65 and $373, respectively. For the three and six months ended March 31, 2018, the Company recorded dividend income of $1,853 and $3,818, respectively, and return of capital distributions of $0 and $4,200, respectively, from the Company's investment in LLC equity interests in SLF.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $3,410 and $5,625 as of March 31, 2019 and September 30, 2018, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that it's estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2019, $0 and $0, respectively, was incurred for U.S. federal excise tax. For the three and six months ended March 31, 2018, $0 and $0, respectively, was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2019. The Company's tax returns for the 2015 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan:  The Company has a share repurchase program (the “Program”) which allows the Company to repurchase up to $75,000 of the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2018 and the Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Company did not make any repurchases of its common stock during each of the three and six months ended March 31, 2019 and March 31, 2018.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2019 and September 30, 2018, the Company had deferred debt issuance costs of $4,938 and $2,934, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the three and six months ended March 31, 2019, was $467 and $1,136, respectively. Amortization expense for the three and six months ended March 31, 2018, was $641 and $1,435, respectively.

Accounting for derivative instruments:  The Company does not utilize hedge accounting and marks its derivatives, if any, to market through a net change in unrealized appreciation (depreciation) on derivative instruments in the Consolidated Statements of Operations.

Securities Exchange Commission (“SEC”) Disclosure Update and Simplification: In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the "SEC Release"), amending certain disclosure requirements intended to facilitate the disclosure of information to investors and simplify compliance. The effective date for the SEC Release is effective for all filings on or after November 5, 2018. The Company first adopted the SEC Release for the fiscal year ended September 30, 2018. The SEC Release required presentation changes to the Company's Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets. Prior to adoption, the Company presented, in accordance with previous SEC rules, distributable earnings on the Consolidated Statements of Financial Condition, as three components: 1) undistributed net investment income; 2) net unrealized appreciation (depreciation) on investments; and 3) net realized gain (loss) on investments and presented distributions from distributable earnings on the Consolidated Statements of Changes in Net Assets as two components: 1) distributions from net investment income; and 2) distributions from realized gain. In accordance with the SEC Release, distributable earnings and distributions from distributable earnings are shown in total on the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets, respectively. The changes in presentation have been retrospectively applied to the Consolidated Statements of Changes in Net Assets for the six months ended March 31, 2018.

The following table provides the reconciliation of the components of distributable earnings to conform to the current period presentation for the six months ended March 31, 2018:

	Total increase (decrease) for the six months ended March 31, 2018
	Undistributed Net Investment Income	Net Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Distributable Earnings
Net investment income	$37,039	$—	$—	$37,039
Net realized gain (loss) on investments and foreign currency transactions	—	—	(137)	(137)
Net change in unrealized gain (loss) on investments and foreign currency translation	—	7,445	—	7,445
Net increase in net assets from operations	$37,039	$7,445	$(137)	$44,347

The following table provides the reconciliation of the components of distributions from distributable earnings to conform to the current period presentation for the six months ended March 31, 2018:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Total increase (decrease) for the six months ended March 31, 2018
Distributions to stockholders:
Distributions from net investment income	$(39,969)
Distributions from realized gain	(2,979)
Distributions from distributable earnings	$(42,948)

Note 3. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board most recently reapproved the Investment Advisory Agreement in May 2019. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

For the three and six months ended March 31, 2019, the Income Incentive Fee incurred was $3,735 and $6,196, respectively. For the three and six months ended March 31, 2018, the Income Incentive Fee incurred was $2,191 and $4,349, respectively.

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

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2019, the Company had a reversal of the accrual of the capital gain incentive fee of $669 and $1,147, respectively. For the three and six months ended March 31, 2018, the Company accrued a capital gain incentive fee of $820 and $1,533, respectively. Changes in the accrual for the capital gain incentive fee are included in incentive fee in the Consolidated Statements of Operations. As of March 31, 2019 and September 30, 2018, included in management and incentive fees payable on the Consolidated Statements of Financial Condition were $4,433 and $7,158, respectively, for cumulative accruals for capital gain incentive fees under GAAP, including the amounts payable pursuant to the Investment Advisory Agreement described above.

As of March 31, 2019 and September 30, 2018 the Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) was $0 and $2,303, respectively. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company paid $1,578 and $1,196 of Capital Gain Incentive Fee calculated in accordance with the Investment Advisory Agreement as of December 31, 2018 and December 31, 2017, respectively. The Company did not pay any capital gain incentive fee under the Investment Advisory Agreement for any period ended prior to December 31, 2017.

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

Included in accounts payable and accrued expenses is $663 and $616 as of March 31, 2019 and September 30, 2018, respectively, for accrued allocated shared services under the Administration Agreement.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2019, were $845 and $1,209, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2018, were $521 and $1,320, respectively.

As of March 31, 2019 and September 30, 2018, included in accounts payable and accrued expenses were $338 and $364, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

On June 22, 2016, the Company entered into an unsecured revolving credit facility with the Investment Adviser (the "Adviser Revolver"), with a maximum credit limit of $20,000 and expiration date of June 22, 2019. Refer to Note 6 for discussion of the Adviser Revolver.

During the three and six months ended March 31, 2019, the Company sold $0 and $0, respectively, of investments and unfunded commitments to SLF at fair value and recognized $0 and $0, respectively, of net realized gains. During the three and six months ended March 31, 2018, the Company sold $6,191 and $6,191, respectively, of investments and unfunded commitments to SLF at fair value and recognized $20 and $20, respectively, of net realized gains.

During the three and six months ended March 31, 2019, SLF incurred an administrative service fee of $64 and $144, respectively. During the three and six months ended March 31, 2018, SLF incurred an administrative service fee of $108 and $221, respectively.

On November 27, 2018, the Company entered into the Merger Agreement with GCIC, Merger Sub, the Investment Adviser and, for certain limited purposes, the Administrator. Refer to Note 11 for discussion of the Merger.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments

Investments as of March 31, 2019 and September 30, 2018 consisted of the following:

	As of March 31, 2019			As of September 30, 2018
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$252,184	$249,818	$248,468	$233,064	$230,846	$231,169
One stop	1,596,687	1,578,947	1,579,720	1,443,980	1,426,640	1,430,196
Second lien	9,434	9,354	9,434	9,435	9,338	9,435
Subordinated debt	524	520	609	251	251	251
LLC equity interests in SLF(1)	N/A	74,882	71,742	N/A	75,407	71,084
Equity	N/A	39,198	45,040	N/A	38,170	40,706
Total	$1,858,829	$1,952,719	$1,955,013	$1,686,730	$1,780,652	$1,782,841

(1)	SLF’s proceeds from the LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of March 31, 2019		As of September 30, 2018
Amortized Cost:
United States
Mid-Atlantic	$386,836	19.8%	$354,662	19.9%
Midwest	371,698	19.0	370,239	20.8
West	346,149	17.7	306,052	17.2
Southeast	479,974	24.6	422,844	23.7
Southwest	222,855	11.4	186,468	10.5
Northeast	108,212	5.6	125,329	7.0
Canada	30,853	1.6	15,058	0.9
United Kingdom	6,142	0.3	—	—
Total	$1,952,719	100.0%	$1,780,652	100.0%

Fair Value:
United States
Mid-Atlantic	$381,896	19.5%	$347,560	19.5%
Midwest	372,054	19.0	371,141	20.8
West	344,888	17.7	306,074	17.2
Southeast	486,389	24.9	428,235	24.0
Southwest	224,516	11.5	189,379	10.6
Northeast	107,923	5.5	125,051	7.0
Canada	31,023	1.6	15,401	0.9
United Kingdom	6,324	0.3	—	—
Total	$1,955,013	100.0%	$1,782,841	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2019 and September 30, 2018 were as follows:

	As of March 31, 2019		As of September 30, 2018
Amortized Cost:
Aerospace and Defense	$55,465	2.8%	$51,288	2.9%
Automobile	20,695	1.1	18,934	1.1
Beverage, Food and Tobacco	97,589	5.0	99,594	5.6
Broadcasting and Entertainment	1,437	0.1	1,444	0.1
Buildings and Real Estate	63,546	3.3	63,109	3.5
Chemicals, Plastics and Rubber	10,269	0.5	10,277	0.6
Diversified/Conglomerate Manufacturing	77,707	4.0	96,892	5.4
Diversified/Conglomerate Service	588,731	30.1	460,166	25.8
Ecological	18,995	1.0	18,852	1.1
Electronics	146,766	7.5	130,457	7.3
Finance	4,758	0.2	—	—
Grocery	295	0.0 *	16,203	0.9
Healthcare, Education and Childcare	362,677	18.6	337,499	19.0
Home and Office Furnishings, Housewares, and Durable Consumer	13,064	0.7	12,861	0.7
Hotels, Motels, Inns, and Gaming	—	—	15,383	0.9
Insurance	51,523	2.7	45,865	2.6
Investment Funds and Vehicles	74,882	3.8	75,407	4.2
Leisure, Amusement, Motion Pictures, Entertainment	80,543	4.1	80,302	4.5
Mining, Steel, Iron and Non-Precious Metals	4,373	0.2	4,478	0.3
Oil and Gas	14,360	0.8	14,211	0.8
Personal and Non Durable Consumer Products (Mfg. Only)	67,270	3.4	68,129	3.8
Personal, Food and Miscellaneous Services	32,348	1.7	31,526	1.8
Printing and Publishing	4,185	0.2	4,200	0.2
Retail Stores	144,091	7.4	111,550	6.3
Telecommunications	6,292	0.3	6,310	0.3
Textiles and Leather	2,188	0.1	2,196	0.1
Utilities	8,670	0.4	3,519	0.2
Total	$1,952,719	100.0%	$1,780,652	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of March 31, 2019		As of September 30, 2018
Fair Value:
Aerospace and Defense	$52,400	2.7%	$47,891	2.7%
Automobile	21,115	1.1	19,158	1.1
Beverage, Food and Tobacco	98,626	5.0	99,608	5.6
Broadcasting and Entertainment	1,440	0.1	1,447	0.1
Buildings and Real Estate	65,619	3.4	65,255	3.7
Chemicals, Plastics and Rubber	10,400	0.5	10,356	0.6
Diversified/Conglomerate Manufacturing	77,655	4.0	96,663	5.4
Diversified/Conglomerate Service	594,787	30.4	466,037	26.1
Ecological	19,364	1.0	19,148	1.1
Electronics	145,946	7.5	130,472	7.3
Finance	4,782	0.2	—	—
Grocery	268	0.0 *	14,629	0.8
Healthcare, Education and Childcare	357,495	18.3	333,736	18.7
Home and Office Furnishings, Housewares, and Durable Consumer	12,401	0.7	12,831	0.7
Hotels, Motels, Inns, and Gaming	—	—	15,592	0.9
Insurance	52,863	2.7	47,041	2.6
Investment Funds and Vehicles	71,742	3.7	71,084	4.0
Leisure, Amusement, Motion Pictures, Entertainment	80,794	4.1	81,907	4.6
Mining, Steel, Iron and Non-Precious Metals	4,389	0.2	4,496	0.3
Oil and Gas	14,548	0.7	14,340	0.8
Personal and Non Durable Consumer Products (Mfg. Only)	69,175	3.5	69,912	3.9
Personal, Food and Miscellaneous Services	33,278	1.7	32,253	1.8
Printing and Publishing	4,118	0.2	4,167	0.2
Retail Stores	144,661	7.4	112,738	6.3
Telecommunications	6,360	0.3	6,393	0.4
Textiles and Leather	2,124	0.2	2,134	0.1
Utilities	8,663	0.4	3,553	0.2
Total	$1,955,013	100.0%	$1,782,841	100.0%
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

As of March 31, 2019 and September 30, 2018, SLF was capitalized by LLC equity interest subscriptions from its members. As of March 31, 2019 and September 30, 2018, the Company and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. SLF’s profits and losses are allocated to the Company and RGA in accordance with their respective ownership interests.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”), which as of March 31, 2019 allowed SLF II to borrow up to $90,588 at any one time outstanding, subject to leverage and borrowing base restrictions.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of March 31, 2019 and September 30, 2018, SLF had the following commitments from its members (in the aggregate):

	As of March 31, 2019		As of September 30, 2018
	Committed	Funded(1)	Committed	Funded(1)
LLC equity commitments	$200,000	$85,580	$200,000	$86,180
Total	$200,000	$85,580	$200,000	$86,180

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of March 31, 2019 and September 30, 2018, SLF had total assets at fair value of $173,161 and $186,326, respectively. As of March 31, 2019, SLF had two portfolio company investments on non-accrual status with a fair value of $4,316. As of September 30, 2018, SLF had one portfolio company investment on non-accrual status with a fair value of $3,856. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of March 31, 2019 and September 30, 2018, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $5,560 and $5,920, respectively.

Below is a summary of SLF’s senior secured loan portfolio, followed by a listing of the individual investments in SLF’s portfolio as of March 31, 2019 and September 30, 2018:

	As of	As of
	March 31, 2019	September 30, 2018
Senior secured loans(1)	$176,676	$183,668
Weighted average current interest rate on senior secured loans(2)	7.7%	7.5%
Number of borrowers in SLF	30	32
Largest portfolio company investments(1)	$12,720	$13,716
Total of five largest portfolio company investments(1)	$55,395	$57,330

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Investment Portfolio as of March 31, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
1A Smart Start LLC(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	7.0%	$2,977	$2,969
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior loan	06/2019	7.5	6,172	3,086
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior loan	06/2019	7.5	422	211
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior loan	06/2019	N/A(6)	—	—
Boot Barn, Inc.(4)	Retail Stores	Senior loan	06/2021	7.1	9,533	9,533
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.4	4,418	4,415
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	N/A(6)	—	—
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.0	2,446	2,446
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	8.2	13	13
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.8	8,458	8,458
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.8	4,262	4,262
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.1	2,404	2,404
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.1	1,209	1,209
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.1	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.1	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	N/A(6)	—	—
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior loan	06/2022	6.7	4,797	4,797
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior loan	06/2022	6.7	53	53
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.5	4,462	4,462
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	N/A(6)	—	—
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.4	5,936	5,936
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.4	1,648	1,648
Flexan, LLC(4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	10.0	492	492
Gamma Technologies, LLC(4)	Electronics	Senior loan	06/2024	8.0	10,135	10,135
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.6	4,488	4,488
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.9	2,288	2,288
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.9	119	119
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.9	64	64
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	05/2020	8.6	8,745	7,346
Mediaocean LLC(7)	Diversified/Conglomerate Service	Senior loan	08/2020	N/A(6)	—	(1)
Paradigm DKD Group, LLC(5)	Buildings and Real Estate	Senior loan	05/2020	8.8	1,951	781
Paradigm DKD Group, LLC(5)	Buildings and Real Estate	Senior loan	05/2020	8.8	596	238
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(4)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.5	5,291	5,291
Polk Acquisition Corp.(4)	Automobile	Senior loan	06/2022	7.9	4,489	4,400
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	8.3	96	93
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.9	53	52
Pyramid Healthcare, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2020	9.1	10,099	10,099
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.1	147	147
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.0	99	99
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	10.8	51	51
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2022	6.9	3,805	3,805
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2021	N/A(6)	—	—
Rubio's Restaurants, Inc (4)	Beverage, Food and Tobacco	Senior loan	10/2019	7.9	4,915	4,670

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Investment Portfolio as of March 31, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.8%	$4,793	$4,793
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	8.0	1,586	1,586
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	7.74% cash/1.00% PIK	4,341	3,777
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.7	70	60
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.7	64	55
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.7	45	39
SEI, Inc.(4)	Electronics	Senior loan	07/2023	7.5	12,611	12,611
SEI, Inc.	Electronics	Senior loan	07/2023	N/A(6)	—	—
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.8	9,634	9,537
Self Esteem Brands, LLC (4)(7)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	N/A(6)	—	(7)
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.6	4,225	3,803
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.6	3,312	2,980
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.6	595	536
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.6	445	400
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.6	220	198
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.5	2,816	2,816
W3 Co.	Oil and Gas	Senior loan	03/2022	8.6	1,247	1,246
WHCG Management, LLC (4)	Healthcare, Education and Childcare	Senior loan	03/2023	7.6	7,860	7,388
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2022	6.8	5,581	5,581
Total senior loan investments					$176,676	$168,056

W3 Co.(8)(9)	Oil and Gas	LLC units	N/A	N/A	3	$1,235
W3 Co.(8)(9)	Oil and Gas	Preferred stock	N/A	N/A	—	201
Total equity investments						$1,436

Total investments					$176,676	$169,492

(1)	Represents the weighted average annual current interest rate as of March 31, 2019. All interest rates are payable in cash.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(4)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of March 31, 2019. As such, no interest is being earned on this investment.

(6)	The entire commitment was unfunded as of March 31, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

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
As of March 31, 2019, the Company has committed to fund $175,000 of LLC equity interest subscriptions to SLF. As of March 31, 2019 and September 30, 2018, $74,883 and $75,407, respectively, of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and six months ended March 31, 2019, the Company received $0 and $0, respectively, in dividend income from the SLF LLC equity interests. For the three and six months ended March 31, 2018, the Company received $1,853 and $3,818, respectively, in dividend income from the SLF LLC equity interests.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

See below for certain summarized financial information for SLF as of March 31, 2019 and September 30, 2018 and for the three and six months ended March 31, 2019 and 2018:

	As of	As of
	March 31, 2019	September 30, 2018
Selected Balance Sheet Information:
Investments, at fair value	$169,492	$179,180
Cash and other assets	3,669	7,146
Total assets	$173,161	$186,326
Senior credit facility	$90,588	$104,622
Unamortized debt issuance costs	—	(18)
Other liabilities	583	484
Total liabilities	91,171	105,088
Members’ equity	81,990	81,238
Total liabilities and members' equity	$173,161	$186,326

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Selected Statement of Operations Information:
Interest income	$3,538	$4,844	$7,174	$9,752
Fee income	—	—	9	25
Total investment income	3,538	4,844	7,183	9,777
Interest and other debt financing expense	1,133	1,765	2,320	3,844
Administrative service fee	64	108	144	221
Other expenses	25	28	49	57
Total expenses	1,222	1,901	2,513	4,122
Net investment income	2,316	2,943	4,670	5,655
Net realized gain (loss) on investments	—	—	(1,314)	—
Net change in unrealized appreciation (depreciation) on investments	(1,086)	(1,639)	(2,004)	(1,218)
Net increase (decrease) in members' equity	$1,230	$1,304	$1,352	$4,437

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2019 and 2018. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2019 and September 30, 2018, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs.

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

As of March 31, 2019 and September 30, 2018, there were no secured borrowings outstanding. Previous secured borrowings were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

The following tables present fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2019 and September 30, 2018:

As of March 31, 2019	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,838,231	$1,838,231
Equity investments(1)	—	—	45,040	45,040
Money market funds(1)(2)	26,202	—	—	26,202
Investment measured at NAV(3)(4)	—	—	—	71,742
Total assets, at fair value:	$26,202	$—	$1,883,271	$1,981,215

As of September 30, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,671,051	$1,671,051
Equity investments(1)	—	—	40,706	40,706
Money market funds(1)(2)	10,532	—	—	10,532
Investment measured at NAV(3)(4)	—	—	—	71,084
Total assets, at fair value:	$10,532	$—	$1,711,757	$1,793,373

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents and restricted cash, cash equivalents and foreign currencies on the Consolidated Statements of Financial Condition.

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
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2019, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2019 was $806 and $2,308, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2018, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2018 was $6,025 and $7,265, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2019 and 2018:

	For the six months ended March 31, 2019
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,671,051	$40,706	$1,711,757
Net change in unrealized appreciation (depreciation) on investments	(4,384)	3,306	(1,078)
Realized gain (loss) on investments	(2,647)	(1,153)	(3,800)
Funding of (proceeds from) revolving loans, net	4,051	—	4,051
Fundings of investments	303,880	5,305	309,185
PIK interest	851	—	851
Proceeds from principal payments and sales of portfolio investments	(138,501)	(3,124)	(141,625)
Accretion of discounts and amortization of premiums	3,930	—	3,930
Fair value, end of period	$1,838,231	$45,040	$1,883,271

	For the six months ended March 31, 2018
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,538,606	$51,394	$1,590,000
Net change in unrealized appreciation (depreciation) on investments	5,166	2,215	7,381
Realized gain (loss) on investments	(4,417)	4,280	(137)
Funding of (proceeds from) revolving loans, net	(1,923)	—	(1,923)
Fundings of investments	264,857	2,633	267,490
PIK interest	512	—	512
Proceeds from principal payments and sales of portfolio investments	(196,841)	(6,736)	(203,577)
Accretion of discounts and amortization of premiums	5,070	—	5,070
Fair value, end of period	$1,611,030	$53,786	$1,664,816

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2019 and September 30, 2018.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)(2)	$238,754	Market rate approach	Market interest rate	4.3% - 9.3% (7.4%)
		Market comparable companies	EBITDA multiples	6.0x - 22.7x (11.5x)
	8,934	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(3)(4)	$1,574,152	Market rate approach	Market interest rate	5.5% - 13.9% (8.8%)
		Market comparable companies	EBITDA multiples	4.5x - 35.0x (13.8x)
			Revenue multiples	1.5x - 9.2x (5.2x)
	2,938	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(1)(5)	$10,043	Market rate approach	Market interest rate	6.0% - 19.5% (10.5%)
		Market comparable companies	EBITDA multiples	8.5x - 13.0x (8.5x)
			Revenue multiples	3.0x - 3.2x (3.1x)
Equity(6)(7)	$45,040	Market comparable companies	EBITDA multiples	4.5x - 30.5x (12.7x)
			Revenue multiples	1.5x - 6.0x (3.6x)

(1)
The fair value of this asset class was determined using the market rate and market comparable approaches, as applicable, as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of March 31, 2019 was determined using the market rate and market comparable approaches, as applicable.

(2)	Excludes $780 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(3)	Excludes $2,630 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(4)	The Company valued $1,401,374 and $172,778 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)
The Company valued $9,593 and $450 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(6)	Excludes $71,742 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.

(7)	The Company valued $40,086 and $4,954 of equity investments using EBITDA and revenue multiples, respectively.

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

(1)
The fair value of this asset class was determined using the market rate and market comparable approaches, as applicable, as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2018 was determined using the market rate and market comparable approaches, as applicable.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of March 31, 2019 and September 30, 2018. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of March 31, 2019		As of September 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$1,051,173	$1,042,594	$845,683	$837,578

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019 the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.  The Company currently intends to target a GAAP debt-to-equity ratio of about 1.0x. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from the asset coverage calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than the applicable asset coverage requirement under the 1940 Act. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of March 31, 2019, the Company’s asset coverage for borrowed amounts was 224.96% (excluding the SBA debentures).

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the 2010 Debt Securitization was based on three-month LIBOR. For the three and six months ended March 31, 2019 and 2018, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Stated interest expense	$—	$1,822	$—	$3,525
Amortization of debt issuance costs	—	75	—	137
Total interest and other debt financing expenses	$—	$1,897	$—	$3,662
Cash paid for interest expense	$—	$1,747	$—	$3,427
Annualized average stated interest rate	N/A	3.6%	N/A	3.4%
Average outstanding balance	$—	$205,000	$—	$205,000

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization initially consisted of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received and retained $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. On March 23, 2018, the Company and the 2014 Issuer amended the 2014 Debt Securitization to, among other things, (a) refinance the issued Class A-1 2014 Notes by redeeming in full the $191,000 of Class A-1 2014 Notes and issuing new Class A-1-R 2014 Notes in an aggregate principal amount of $191,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.75% of the previously outstanding Class A-1 2014 Notes, (b) refinance the Class A-2 2014 Notes by redeeming in full the $20,000 of Class A-2 2014 Notes and issuing new Class A-2-R 2014 Notes in an aggregate principal amount of $20,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.95% of the previously outstanding Class A-2 2014 Notes, (c) refinance the Class B 2014 Notes by redeeming in full the $35,000 of Class B 2014 Notes and issuing new Class B-R 2014 Notes in an aggregate principal amount of $35,000 that bear interest at a rate of three-month LIBOR plus 1.40%, which is a decrease from the rate of three-month LIBOR plus 2.50% of the previously outstanding Class B 2014 Notes, (d) refinance the Class C 2014 Notes by redeeming in full the $37,500 of Class C 2014 Notes and issuing new Class C-R 2014 Notes in an aggregate principal amount of $37,500 that bear interest at a rate of three-month LIBOR plus 1.55%, which is a decrease from the rate of three-month LIBOR plus 3.50% of the previously outstanding Class C 2014 Notes. The Class C-R 2014 Notes were retained by the Company, and the Company remains the sole owner of the equity of the 2014 Issuer. The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the March 31, 2019 and September 30, 2018 Consolidated Statement of Financial Condition as debt of the Company and the Class C-R 2014 Notes and LLC equity interests were eliminated in consolidation.

Through April 28, 2018, all principal collections received on the underlying collateral could have been used by the 2014 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2014 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2014 Debt Securitization. For the three and six months ended March 31, 2019, the Company had repayments on the 2014 Notes of $9,561 and $18,040, respectively. For the three and six months ended March 31, 2018, the Company had repayments on the 2014 Notes of $0 and $0, respectively. The 2014 Notes are scheduled to mature on April 25, 2026.

As of March 31, 2019 and September 30, 2018, there were 76 and 83 portfolio companies with a total fair value of $321,539 and $346,130, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of March 31, 2019 based on the last interest rate reset was 2.8%. For the three and six months ended March 31, 2019 and 2018, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Stated interest expense	$1,697	$2,143	$3,398	$4,171
Amortization of debt issuance costs	—	178	110	339
Total interest and other debt financing expenses	$1,697	$2,321	$3,508	$4,510
Cash paid for interest expense	$1,702	$3,446	$3,400	$5,450
Annualized average stated interest rate	3.8%	3.5%	3.7%	3.4%
Average outstanding balance	$181,992	$246,000	$186,655	$246,000

As of March 31, 2019, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1-R, A-2-R and B-R 2014 Notes are as follows:

Description	Class A-1-R 2014 Notes	Class A-2-R 2014 Notes	Class B-R 2014 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$130,752	$13,691	$35,000
Moody’s Rating	"Aaa"	"Aaa"	"Aa1"
S&P Rating	"AAA"	"AAA"	"AA+"
Interest Rate	LIBOR + 0.95%	LIBOR + 0.95%	LIBOR + 1.40%

On November 16, 2018, the Company completed a $602.4 million term debt securitization (the “2018 Debt Securitization”). The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by the 2018 Issuer, a subsidiary of 2018 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327.0 million of AAA/AAA Class A 2018 Notes, which bear interest at the three-month LIBOR plus 1.48%; $61.2 million of AA Class B 2018 Notes, which bear interest at the three-month LIBOR plus 2.10%; $20.0 million of A Class C-1 2018 Notes, which bear interest at the three-month LIBOR plus 2.80%; $38.8 million of A Class C-2 2018 Notes, which bear interest at the three-month LIBOR plus 2.65%; $42.0 million of BBB- Class D 2018 Notes, which bear interest at the three-month LIBOR plus 2.95%; and $113.4 million of Subordinated 2018 Notes which do not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. Through January 20, 2023, all principal collections received on the underlying collateral may be used by the 2018 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the March 31, 2019 Consolidated Statements of Financial Condition as debt of the Company. As of March 31, 2019 the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of March 31, 2019, there were 96 portfolio companies with a total fair value of $590,971 securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of March 31, 2019 based on the last interest rate reset was 2.8%. For the three and six months ended March 31, 2019 and 2018, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Stated interest expense	$4,353	$—	$6,578	$—
Amortization of debt issuance costs	104	—	157	—
Total interest and other debt financing expenses	$4,457	$—	$6,735	$—
Cash paid for interest expense	$—	$—	$—	$—
Annualized average stated interest rate	4.3%	N/A	4.3%	N/A
Average outstanding balance	$408,200	$—	$305,028	$—

As of March 31, 2019, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B and C-1 2018 Notes are as follows:

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

As part of each of the 2010 Debt Securitization, the 2014 Debt Securitization and the 2018 Debt Securitization, GBDC entered into master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2010 Issuer, the 2014 Issuer and the 2018 Issuer, as applicable, and to purchase or otherwise acquire the Subordinated 2010 Notes, the LLC equity interests in the 2014 Issuer and the Subordinated 2018 Notes, as applicable. As of March 31, 2019, the 2014 Notes and the 2018 Notes (other than the Subordinated 2018 Notes) were the secured obligations of the 2014 Issuer and 2018 Issuer, respectively, and indentures governing each of the 2014 Notes and the 2018 Notes include customary covenants and events of default.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350,000 and the maximum amount that a single SBIC licensee may issue is $175,000. As of March 31, 2019, SBIC IV, SBIC V and SBIC VI had $115,000, $150,000 and $22,000, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2029. As of September 30, 2018, SBIC IV, SBIC V and SBIC VI had $115,000, $150,000 and $12,500, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2028. The reinvestment period for SBIC IV expired on September 30, 2018. The original amount of debentures committed to SBIC IV

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

by the SBA was $150,000. In March 2018 and September 2017, SBIC IV repaid $10,000 and $25,000, respectively, of the aggregate principal amount of the SBA-guaranteed debentures outstanding at the time and $10,000 and $25,000, respectively, of debenture commitments were terminated. As of March 31, 2019, SBIC V and SBIC VI had $25,000 and $28,000 of undrawn debenture commitments, respectively, of which $12,500 and $0, respectively, is available to be drawn, subject to SBA regulatory requirements. As of September 30, 2018, SBIC V and SBIC VI had $0 and $37,500 of undrawn debenture commitments, respectively, of which $0 and $9,500, respectively is available to be drawn, subject to SBA regulatory requirements.

The interest rate on the outstanding debentures as of March 31, 2019 is fixed at an average annualized interest rate of 3.4%. For the three and six months ended March 31, 2019 and 2018, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Stated interest expense	$2,384	$2,263	$4,747	$4,539
Amortization of debt issuance costs	214	270	432	549
Total interest and other debt financing expenses	$2,598	$2,533	$5,179	$5,088
Cash paid for interest expense	$4,711	$4,512	$4,711	$4,512
Annualized average stated interest rate	3.4%	3.4%	3.4%	3.4%
Average outstanding balance	$286,156	$273,916	$281,780	$270,420

Revolving Credit Facilities: On July 21, 2011, Funding entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent and lender. On February 4, 2019, the Credit Facility was repaid in full and subsequently terminated. Prior to termination, the Credit Facility allowed Funding to borrow up to $170,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

Through a series of amendments, most recently on September 21, 2018, the Company and Funding amended the Credit Facility to, among other things, extend the expiration of the reinvestment period to September 20, 2019, extend the stated maturity date to September 21, 2023, and permit borrowings in foreign currencies. On December 14, 2017, the Company and Funding amended the Credit Facility to, among other things, decrease the size of the Credit Facility from $225,000 to $170,000 and decrease the interest the Credit Facility bears from one-month LIBOR plus 2.25% to one-month LIBOR plus 2.15%. In addition to the stated interest rate on the Credit Facility, the Company was required to pay a non-usage fee at a rate between 0.50% and 1.75% per annum depending on the size of the unused portion of the Credit Facility. The Credit Facility was collateralized by all of the assets held by Funding, and GBDC had pledged its interests in Funding as collateral to Wells Fargo Bank, N.A., as the collateral agent, under an ancillary agreement to secure the obligations of GBDC as the transferor and servicer under the Credit Facility. Both GBDC and Funding made customary representations and warranties and were required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Credit Facility was subject to the 200% asset coverage requirements contained in the 1940 Act.

The Company transferred certain loans and debt securities it originated or acquired from time to time to Funding through a purchase and sale agreement and caused Funding to originate or acquire loans, consistent with the Company’s investment objectives.

As of March 31, 2019 and September 30, 2018, the Company had outstanding debt under the Credit Facility of $0 and $136,000, respectively. For the three and six months ended March 31, 2019, the Company had borrowings on the Credit Facility of $47,700 and $274,522, respectively, and repayments on the Credit Facility of $144,954 and $410,547, respectively. For the three and six months ended March 31, 2018, the Company had borrowings on the Credit Facility of $144,750 and $243,350, respectively, and repayments on the Credit Facility of $148,350 and $199,750, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Stated interest expense	$479	$946	$1,455	$1,513
Facility fees	4	91	189	437
Amortization of debt issuance costs	58	118	156	410
Total interest and other debt financing expenses	$541	$1,155	$1,800	$2,360
Cash paid for interest expense and facility fees	$784	$1,031	$2,033	$1,934
Annualized average stated interest rate	4.7%	3.8%	4.5%	3.5%
Average outstanding balance	$41,702	$100,843	$64,194	$87,128

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

As of March 31, 2019 and September 30, 2018, the Company had outstanding debt under the MS Credit Facility of $0 and $234,700, respectively. For the three and six months ended March 31, 2019, the Company had borrowings on the MS Credit Facility of $0 and $147,100, respectively, and repayments on the MS Credit Facility of $0 and $381,800, respectively.

For the three and six months ended March 31, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Stated interest expense	$—	$—	$1,453	$—
Amortization of debt issuance costs	—	—	190	—
Total interest and other debt financing expenses	$—	$—	$1,643	$—
Cash paid for interest expense and facility fees	$—	$—	$3,174	$—
Annualized average stated interest rate	N/A	N/A	4.2%	N/A
Average outstanding balance	$—	$—	$68,576	$—

On February 1, 2019, Funding II entered into a credit facility (the "MS Credit Facility II") with Morgan Stanley Senior Funding, Inc., as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian. As of March 31, 2019, the MS Credit Facility II allows Funding II to borrow up to $200,000 at any one time outstanding, subject to leverage and borrowing base restrictions.
The period from February 1, 2019 until February 1, 2021 is referred to as the revolving period and during such revolving period, Funding II may request drawdowns under the MS Credit Facility II. During the revolving period, borrowings under the MS Credit Facility II bear interest at the applicable base rate plus 2.05%. Following expiration of the revolving period, the interest rate on borrowings under the MS Credit Facility II will reset to the applicable base rate plus 2.55% for the remaining term of the MS Credit Facility II. The revolving period will continue through February 1, 2021 unless there is an earlier termination or event of default. The base rate under the MS Credit Facility II is (i) the one-month LIBOR with respect to any advances denominated in U.S. dollars or U.K. pound sterling, (ii) the one-month EURIBOR with respect to any advances denominated in euros, and (iii) the one-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars. The scheduled maturity date of the MS Credit Facility II is February 1, 2024.
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
As of March 31, 2019 and September 30, 2018, the Company had outstanding debt under the MS Credit Facility II of $176,530 and $0, respectively. For the three and six months ended March 31, 2019, the Company had borrowings on the MS Credit Facility II of $231,263 and $231,263, respectively, and repayments on the MS Credit Facility II of $54,650 and $54,650, respectively.

For the three and six months ended March 31, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility II were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Stated interest expense	$1,188	$—	$1,188	$—
Facility fees	26	—	26	—
Amortization of debt issuance costs	91	—	91	—
Total interest and other debt financing expenses	$1,305	$—	$1,305	$—
Cash paid for interest expense and facility fees	$—	$—	$—	$—
Annualized average stated interest rate	4.5%	N/A	4.5%	N/A
Average outstanding balance	$107,022	$—	$52,923	$—

Revolver:  On June 22, 2016, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $20,000 and expiration date of June 22, 2019. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 2.5% as of March 31, 2019. As of March 31, 2019 and September 30, 2018, the Company had no outstanding debt under the Adviser Revolver. For the three and six months ended March 31, 2019 and 2018, the Company had no borrowings and repayments, did not incur any interest expense and no cash was paid for interest on the Adviser Revolver.

Other Short-Term Borrowings:  Borrowings with original maturities of less than one year are classified as short-term.  The Company’s short-term borrowings are the result of investments that were sold under repurchase agreements.  Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860 and remains as an investment on the Consolidated Statements of Financial Condition.

As of March 31, 2019 and September 30, 2018, the Company had no short-term borrowings outstanding. For the three and six months ended March 31, 2019, the annualized effective interest rate on short-term borrowings was 4.7% and 4.9%, respectively, and interest expense was $38 and $250, respectively. For the three and six months ended March 31, 2018, the annualized effective interest rate on short-term borrowings was 0.0% and 0.0%, respectively, and interest expense was $0 and $0, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2019, reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was ($32) and $0, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2018, reported within the net

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $0 and $0, respectively.

For the three and six months ended March 31, 2019, the average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, the 2018 Debt Securitization, SBA debentures, Credit Facility, MS Credit Facility, MS Credit Facility II, Adviser Revolver, and Other Short-Term Borrowings) was $1,028,373 and $969,424, respectively. For the three and six months ended March 31, 2018, the average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility, and Adviser Revolver) was $825,759 and $808,548, respectively.

For the three and six months ended March 31, 2019, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 4.0% and 3.9%, respectively. For the three and six months ended March 31, 2018, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 3.9% and 3.9%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2019 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2014 Debt Securitization	$179,443	$—	$—	$—	$179,443
2018 Debt Securitization	408,200	—	—	—	408,200
SBA debentures	287,000	—	80,000	87,350	119,650
MS Credit Facility II	176,530	—	—	176,530	—
Total borrowings	$1,051,173	$—	$80,000	$263,880	$707,293

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $49,390 and $57,650 under various undrawn revolvers and other credit facilities as of March 31, 2019 and September 30, 2018, respectively. As described in Note 4, the Company had commitments of up to $100,117 and $99,593 to SLF as of March 31, 2019 and September 30, 2018, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of March 31, 2019 and September 30, 2018. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2019	2018
Net asset value at beginning of period	$16.10	$16.08
Net increase in net assets as a result of issuance of shares(2)	0.01	—
Distributions declared:
From net investment income	(0.63)	(0.67)
From capital gains	(0.13)	(0.05)
Net investment income	0.66	0.62
Net realized gain (loss) on investments and foreign currency transactions	(0.06)	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	0.00**	0.13
Net asset value at end of period	$15.95	$16.11
Per share market value at end of period	$17.88	$17.89
Total return based on market value(3)	(0.25)%	(0.93)%
Number of common shares outstanding	60,587,403	59,867,531

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2019	2018
Ratio of net investment income to average net assets*	8.25%	7.74%
Ratio of total expenses to average net assets(4)*	8.03%	6.96%
Ratio of incentive fees to average net assets	0.52%	0.61%
Ratio of expenses (without incentive fees) to average net assets*	7.51%	6.35%
Total return based on average net asset value(5)*	7.50%	9.26%
Net assets at end of period	$966,235	$964,356
Average debt outstanding	$969,424	$808,548
Average debt outstanding per share	$16.00	$13.51
Portfolio turnover*	224.96%	24.06%
Asset coverage ratio(6)	15.23%	272.33%
Asset coverage ratio per unit(7)	$2,250	$2,723
Average market value per unit:(8)
2010 Debt Securitization	N/A	N/A
2014 Debt Securitization	N/A	N/A
2018 Debt Securitization	N/A	N/A
SBA Debentures	N/A	N/A
Credit Facility	N/A	N/A
MS Credit Facility	N/A	N/A
MS Credit Facility II	N/A	N/A
Revolver	N/A	N/A
Adviser Revolver	N/A	N/A

* Annualized for periods of less than one year.
** Represents an amount less than 0.01 per share.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	Net increase in net assets as a result of issuance of shares related to shares issued through the DRIP.

(3)	Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

(4)	Expenses, other than incentive fees, are annualized for a period less than one year.

(5)
Total return based on average net asset value is calculated as (a) the net increase in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.

(6)
Effective February 6, 2019, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 ACT, is at least 150% after such borrowing (excluding the Company's SBA debentures pursuant to exemptive relief received by the Company from the SEC). Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing (excluding the Company's SBA debentures pursuant to exemptive relief received by the Company from the SEC).

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

Note 9. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2019 and 2018:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Earnings available to stockholders	$17,788	$23,032	$36,227	$44,347
Basic and diluted weighted average shares outstanding	60,429,580	59,744,054	60,301,709	59,663,361
Basic and diluted earnings per share	$0.29	$0.39	$0.60	$0.75

Note 10. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the six months ended March 31, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Six months ended March 31, 2019
11/27/2018	12/12/2018	12/28/2018	$0.44	(1)	$22,339	256,785	$4,134
02/05/2019	03/07/2019	03/28/2019	$0.32		$16,507	165,164	$2,828
Six months ended March 31, 2018
11/17/2017	12/12/2017	12/28/2017	$0.40	(2)	$20,959	163,955	$2,872
02/06/2018	03/08/2018	03/30/2018	$0.32		$16,978	126,283	$2,139

(1)	Includes a special distribution of $0.12 per share.

(2)	Includes a special distribution of $0.08 per share.

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

Consummation of the Merger, which is currently anticipated to occur during the second half of calendar year 2019, is subject to certain closing conditions, including (1) requisite approvals of the Company’s stockholders and GCIC’s stockholders, (2) approval of the Company’s stockholders of an amendment to the Investment Advisory Agreement to be effective upon closing of the Merger, (3) the absence of certain legal impediments to the consummation of the Merger, (4) effectiveness of the registration statement for the Company’s common stock to be issued as consideration in the Merger, (5) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (6) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) and (7) a requirement that, as of a determination date that is within 48 hours (excluding Sundays and holidays) prior to the closing of the Merger, both (a) the value of the consideration paid by the Company, measured as the product of the Exchange Ratio and the greater of the closing market price and the NAV per share of the Company’s common stock, is greater than or equal to the NAV per share of GCIC common stock and (b) the product of the Exchange Ratio and the NAV per share of the Company’s common stock is less than or equal to the NAV per share of the GCIC common stock.

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

The Merger is expected to be accounted for as an asset acquisition of GCIC by the Company in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations-Related Issues. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill. The final allocation of the purchase price will be determined after the Merger is completed and after completion of a final analysis to determine the estimated relative fair values of GCIC’s assets and liabilities.

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

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 8, 2019, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On May 7, 2019, the Board declared a quarterly distribution of $0.32 per share payable on June 28, 2019 to holders of record as of June 7, 2019.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $30.0 billion in capital under management as of March 31, 2019, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, which was most recently reapproved by our board of directors in May 2019, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of March 31, 2019 and September 30, 2018, our portfolio at fair value was comprised of the following:

	As of March 31, 2019		As of September 30, 2018
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$248,468	12.7%	$231,169	13.0%
One stop	1,579,720	80.8	1,430,196	80.2
Second lien	9,434	0.5	9,435	0.5
Subordinated debt	609	0.0 *	251	0.0 *
LLC equity interests in SLF (1)	71,742	3.7	71,084	4.0
Equity	45,040	2.3	40,706	2.3
Total	$1,955,013	100.0%	$1,782,841	100.0%

*	Represents an amount less than 0.1%.
(1)	Proceeds from the limited liability company, or LLC, equity interests invested in Senior Loan Fund LLC, or SLF, were utilized by SLF to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2019 and September 30, 2018, one stop loans included $172.8 million and $169.4 million, respectively, of late stage lending loans at fair value.

As of March 31, 2019 and September 30, 2018, we had debt and equity investments in 211 and 199 portfolio companies, respectively, and an investment in SLF.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three and six months ended March 31, 2019 and 2018 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Weighted average annualized income yield (1)	8.8%	8.2%	8.7%	8.0%
Weighted average annualized investment income yield (2)	9.2%	8.8%	9.1%	8.7%
Total return based on average net asset value (3)*	7.5%	9.7%	7.5%	9.3%
Total return based on market value (4)	10.5%	0.2%	(0.3)%	(0.9)%

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

Collateral management fees were paid directly by the 2010 Issuer and are paid directly by the 2014 Issuer and 2018 Issuer to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2010 Issuer and 2014 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring and subsequent amendments of a $350.0 million term debt securitization, or the 2010 Debt Securitization, and the initial structuring of a $402.6 million term debt securitization, or the 2014 Debt Securitization. The 2018 Issuer paid Morgan Stanley & Co. LLC structuring and placement fees for its services in connection with the structuring of a $602.4 million term debt securitization, or the 2018 Debt Securitization. Term debt securitizations are also known as collateralized loan obligations, or CLOs, and are a form of secured financing incurred by us, which is consolidated by us and subject to our overall asset coverage requirement. The 2010 Issuer, the 2014 Issuer and 2018 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2010 Debt Securitization, the 2014 Debt Securitization, and 2018 Debt Securitization, and collectively the Debt Securitizations, as applicable.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

Pending Merger with GCIC: On November 27, 2018, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Golub Capital Investment Corporation, a Maryland corporation, or GCIC, Fifth Ave Subsidiary Inc., a Maryland corporation and our wholly owned subsidiary, or the Merger Sub, GC Advisors and, for certain limited purposes, the Administrator. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into GCIC, with GCIC continuing as the surviving company and as a wholly-owned subsidiary of us and, immediately thereafter, GCIC will merge with and into us, with us continuing as the surviving company. See Note 11 in the notes to our consolidated financial statements for further information.

Recent Developments

On May 7, 2019, our board of directors declared a quarterly distribution of $0.32 per share payable on June 28, 2019 to holders of record as of June 7, 2019.

Consolidated Results of Operations

Consolidated operating results for the three and six months ended March 31, 2019 and 2018 are as follows:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In thousands)			(In thousands)
Interest income	$39,684	$32,008	$7,676	$76,581	$62,653	$13,928
Income from accretion of discounts and origination fees	1,977	2,361	(384)	3,930	5,070	(1,140)
Dividend income from LLC equity interests in SLF	—	1,853	(1,853)	—	3,818	(3,818)
Dividend income	19	13	6	58	610	(552)
Fee income	125	662	(537)	647	1,196	(549)
Total investment income	41,805	36,897	4,908	81,216	73,347	7,869
Total expenses	21,749	18,369	3,380	41,343	36,308	5,035
Net investment income	20,056	18,528	1,528	39,873	37,039	2,834
Net realized gain (loss) on investments and foreign currency transactions	(1,861)	(618)	(1,243)	(3,839)	(137)	(3,702)
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation	(407)	5,122	(5,529)	193	7,445	(7,252)
Net increase in net assets resulting from operations	$17,788	$23,032	$(5,244)	$36,227	$44,347	$(8,120)
Average earning debt investments, at fair value(1)	$1,842,007	$1,605,811	$236,196	$1,783,174	$1,589,098	$194,076

(1)	Does not include our investment in LLC equity interests in SLF.
Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended March 31, 2018 to the three months ended March 31, 2019 by $4.9 million primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our investment portfolio, of $236.2 million and an increase in the London Interbank Offered Rate, or LIBOR. These increases were partially offset by a decline in accretion of discounts resulting from decreased debt investment payoffs and a decline in dividend income from investments in SLF of $1.9 million.

Investment income increased from the six months ended March 31, 2018 to the six months ended March 31, 2019 by $7.9 million primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our investment portfolio, of $194.1 million and an increase in LIBOR. These increases were partially offset by a decline in accretion of discounts resulting from decreased debt investment payoffs and a decline in dividend income from our investments in SLF of $3.8 million.

The income yield by debt security type for the three and six months ended March 31, 2019 and 2018 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Senior secured	7.5%	7.1%	7.4%	6.8%
One stop	8.9%	8.4%	8.8%	8.2%
Second lien	10.9%	9.8%	10.7%	9.7%
Subordinated debt	6.8%	19.8%	8.3%	19.8%

Annualized income yields on one stop and senior secured loans increased for the three and six months ended March 31, 2019 primarily due to the rise in LIBOR. As of March 31, 2019, we have one second lien investment and four subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, quarterly income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three and six months ended March 31, 2019 and 2018:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In thousands)			(In thousands)
Interest and other debt financing expenses	$10,169	$7,265	$2,904	$19,284	$14,185	$5,099
Amortization of debt issuance costs	467	641	(174)	1,136	1,435	(299)
Base management fee	6,594	5,929	665	13,033	11,859	1,174
Income incentive fee	3,735	2,191	1,544	6,196	4,349	1,847
Capital gain incentive fee	(669)	820	(1,489)	(1,147)	1,533	(2,680)
Professional fees	666	775	(109)	1,254	1,463	(209)
Administrative service fee	663	621	42	1,362	1,239	123
General and administrative expenses	124	127	(3)	225	245	(20)
Total expenses	$21,749	$18,369	$3,380	$41,343	$36,308	$5,035
Average debt outstanding	$1,028,373	$825,759	$202,614	$969,424	$808,548	$160,876

Interest Expense

Interest and other debt financing expenses increased by $2.9 million from the three months ended March 31, 2018 to the three months ended March 31, 2019 primarily due to the increase in LIBOR and an increase in the weighted average of outstanding borrowings from $825.8 million for the three months ended March 31, 2018 to $1,028.4 million for the three months ended March 31, 2019. Interest and other debt financing expenses increased by $5.1 million from the six months ended March 31, 2018 to the six months ended March 31, 2019 primarily due to the increase in LIBOR and an increase in the weighted average of outstanding borrowings from $808.5 million for the six months ended March 31, 2018 to $969.4 million for the six months ended March 31, 2019. For more information about our outstanding borrowings for the three and six months ended March 31, 2019 and 2018, including the terms thereof, see Note 6 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

The effective average interest rate on our outstanding debt increased to 4.2% for the three months ended March 31, 2019 from 3.9% for the three months ended March 31, 2018 primarily due to the increase in LIBOR, which is the index that determines the interest rate on our floating rate liabilities, which was partially offset by by a weighted average decrease in the spread over LIBOR on our variable rate debt outstanding.

The effective average interest rate on our outstanding debt increased to 4.2% for the six months ended March 31, 2019 from 3.9% for the six months ended March 31, 2018 primarily due to the increase in LIBOR, which is the index that determines the interest rate on our floating rate liabilities, which was partially offset by a weighted average decrease in the spread over LIBOR on our variable rate debt outstanding.

Management Fee

The base management fee increased as a result of a sequential increase in average adjusted gross assets from the three and six months ended March 31, 2018 to the three and six months ended March 31, 2019.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $1.5 million and $1.8 million, respectively, from the three and six months ended March 31, 2018 to the three and six months ended March 31, 2019, primarily as a result of the increase in Pre-Incentive Fee Net Investment Income (as defined in Note 3 of our consolidated financial statements) of $1.6 million and $2.0 million, respectively. For the three months ended March 31, 2019, while still not fully through the catch-up provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income increased to 16.2% compared to 10.2% for the three months ended March 31, 2018. For six months ended March 31, 2019, while still not fully through the catch-up provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income increased to 13.8% compared to 10.1% for six months ended March 31, 2018.

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

The accrual for the capital gain incentive fee under GAAP was a reversal of $0.7 million, or $0.01 per share, and a reversal of $1.1 million, or $0.02 per share for the three and six months ended March 31, 2019, respectively. The accrual for the capital gain incentive fee under GAAP was $0.8 million, or $0.01 per share, and $1.5 million, or $0.02 per share for the three and six months ended March 31, 2018, respectively. The decrease in accruals for a capital gain incentive fee under GAAP for the three and six months ended March 31, 2019 from the three and six months ended March 31, 2018, was primarily the result of unrealized depreciation of debt and equity investments. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

The cumulative capital gain incentive fee accrued in accordance with GAAP as of March 31, 2019 and 2018 was $4.4 million and $7.2 million, respectively, none of which was payable as a Capital Gain Incentive Fee pursuant to the Investment Advisory Agreement. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. We paid $1.6 million and $1.2 million in Capital Gain Incentive Fees calculated under the terms of Investment Advisory Agreement as of December 31, 2018 and 2017, respectively. We did not pay any Capital Gain Incentive Fee calculated under the terms of Investment Advisory Agreement prior to December 31, 2017.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses remained stable from the three months ended March 31, 2018 to the three months ended March 31, 2019 and decreased by $0.1 million from the six months ended March 31, 2018 to the six months ended March 31, 2019. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and six months ended March 31, 2019 and 2018 were $0.8 million and $0.5 million, respectively.

As of March 31, 2019 and September 30, 2018, included in accounts payable and accrued expenses were $0.3 million and $0.4 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2019 and 2018, we did not incur any expense for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$(1,852)	$(618)	$(1,234)	$(3,800)	$(137)	$(3,663)
Foreign currency transactions	(9)	—	(9)	(39)	—	(39)
Net realized gain (loss) on investments and foreign currency transactions	$(1,861)	$(618)	$(1,243)	$(3,839)	$(137)	$(3,702)
Unrealized appreciation on investments	13,051	13,177	(126)	24,395	20,006	4,389
Unrealized (depreciation) on investments	(14,472)	(7,343)	(7,129)	(25,473)	(12,625)	(12,848)
Unrealized appreciation (depreciation) on investments in SLF(1)	1,077	(712)	1,789	1,183	64	1,119
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(63)	—	(63)	88	—	88
Net change in unrealized appreciation (depreciation) on investments, investments in SLF and foreign currency translation	$(407)	$5,122	$(5,529)	$193	$7,445	$(7,252)

(1)	Unrealized appreciation (depreciation) on investments in SLF includes our investment in LLC equity interests in SLF.
For the three months ended March 31, 2019, we had a net realized loss on investments and foreign currency transactions of $1.9 million primarily due to a realized loss recognized on the restructure of one portfolio company investment which was partially offset by a realized gain on the sale of one portfolio company equity investment. For the six months ended March 31, 2019, we had a net realized loss of $3.8 million primarily due to a realized loss recognized on the restructure of one portfolio company investment, realized losses on the sale of two portfolio company equity investments, partially offset by the realized gain from the sale of one portfolio company equity investment.

For the three months ended March 31, 2019, we had $13.1 million in unrealized appreciation on 130 portfolio company investments, which was partially offset by $14.5 million in unrealized depreciation on 185 portfolio company investments. For the six months ended March 31, 2019, we had $24.4 million in unrealized appreciation on 167 portfolio company investments, which was partially offset by $25.5 million in unrealized depreciation on 182 portfolio company investments. Unrealized appreciation during the three and six months ended March 31, 2019 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments and the reversal of the net unrealized depreciation associated with the sale or restructure of three portfolio company equity investments. Unrealized depreciation resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments during the three and six months ended March 31, 2019.

For the three months ended March 31, 2019, we had $1.1 million in unrealized appreciation on our investment in SLF LLC equity interests, which was primarily driven by net investment income associated with SLF's investment portfolio netted against net negative credit related adjustments at SLF. For the six months ended March 31, 2019, we had $1.2 million in unrealized appreciation on our investment in SLF LLC equity interests, which was primarily driven by net investment income associated with SLF's investment portfolio netted against net negative credit related adjustments at SLF. SLF did not pay a dividend to us for the three and six months ended March 31, 2019.

For the three months ended March 31, 2018, we had a net realized loss on investments of $0.6 million primarily due to the write off of one non-accrual portfolio company investment which was partially offset by a gain on the sale of one equity investment. For the six months ended March 31, 2018, we had a net realized loss of $0.1 million primarily due to the write off of one non-accrual portfolio company investment which was partially offset by the sale of portfolio company investments to SLF and the sale of seven equity investments.

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

Liquidity and Capital Resources

For the six months ended March 31, 2019, we experienced a net increase in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents of $30.4 million. During the period, cash used in operating activities was $133.2 million, primarily as a result of fundings of portfolio investments of $310.9 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $143.9 million and net investment income of $39.9 million. Lastly, cash provided by financing activities was $163.6 million, primarily driven by borrowings on debt of $1,070.6 million that were partially offset by repayments of debt of $865.0 million and distributions paid of $38.8 million.

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

As of March 31, 2019 and September 30, 2018, we had cash and cash equivalents of $5.6 million and $5.9 million, respectively. In addition, we had foreign currencies of $0.2 million and $0.2 million as of March 31, 2019 and September 30, 2018, respectively, and restricted cash, cash equivalents and foreign currencies of $70.3 million and $39.7 million as of March 31, 2019 and September 30, 2018, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions. As of March 31, 2019, $43.9 million of our restricted cash, cash equivalents and foreign currencies could be used to fund new investments that meet the investment guidelines established in the Debt Securitizations, which are described in further detail in Note 6 to our consolidated financial statements, and for the payment of principal and interest expense on the notes issued in the Debt Securitizations. As of March 31, 2019, $2.5 million of our restricted cash and cash equivalents was held by Funding and could be used to fund investments. As of March 31, 2019, $4.7 million of our restricted cash and cash equivalents could be used to fund new investments that meet the guidelines under new senior secured revolving credit facility, or MS Credit Facility II, that Golub Capital BDC Funding II LLC, or Funding II, our wholly-owned subsidiary, entered into on February 1, 2019, with Morgan Stanley Senior

Funding, Inc., as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian, as well as for the payment of interest expense and revolving debt of the MS Credit Facility II. As of March 31, 2019, $19.2 million of our restricted cash and cash equivalents could be used to fund new investments that meet the regulatory and investment guidelines established by the U.S. Small Business Administration, or SBA, for our small business investment company, or SBIC, subsidiaries which are described in further detail in Note 6 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

On February 1, 2019, Funding II entered into the MS Credit Facility II. As of March 31, 2019 the MS Credit Facility II allowed Funding II to borrow up to $200.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2019, we had $176.5 million outstanding under the MS Credit Facility II. As of March 31, 2019, subject to leverage and borrowing base restrictions, we had approximately $23.5 million of remaining commitments and $23.5 million of availability on the MS Credit Facility II.
In connection with entry into the MS Credit Facility II, on February 4, 2019, Funding repaid all $97.1 million of the debt outstanding at the Credit Facility. Following such repayment, the agreements governing the Credit Facility were terminated. Prior to termination, the Credit Facility allowed Funding to borrow up to $170.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2018, we had $136.0 million outstanding under the Credit Facility. As of September 30, 2018, subject to leverage and borrowing base restrictions, we had approximately $34.0 million of remaining commitments and $34.0 million of availability on the Credit Facility.

On July 20, 2018, the 2010 Issuer entered into a credit facility, or, as amended, the MS Credit Facility, with Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Secured Funding, Inc., as administrative agent, and U.S. Bank National Association, as collateral agent for the administrative agent and lenders. As of September 30, 2018, the MS Credit Facility allowed the 2010 Issuer to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2018, we had $234.7 million outstanding under the MS Credit Facility. As of September 30, 2018, subject to leverage and borrowing base restrictions, we had approximately $65.3 million, of remaining commitments and $6.7 million of availability on the MS Credit Facility. On November 1, 2018 we entered into an amendment to the documents governing the MS Credit Facility, which increased the borrowing capacity from $300.0 million to $450.0 million. On November 16, 2018, in connection with and as part of the private placement of the notes issued in the 2018 Debt Securitization, a portion of the proceeds, net of expenses, were used to repay all amounts outstanding under the MS Credit Facility, following which the agreements governing the MS Credit Facility were terminated.

On June 22, 2016, we entered into an unsecured revolving credit facility with GC Advisors, or the Adviser Revolver, which permits us to borrow up to $20.0 million at any one time outstanding. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within the same quarter in which they are drawn. As of March 31, 2019 and September 30, 2018, we had no amounts outstanding on the Adviser Revolver.

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

The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the March 31, 2019 Consolidated Statements of Financial Condition as our debt and the Class C-R 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of March 31, 2019, we had outstanding debt under the 2014 Debt Securitization of $179.4 million. The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the September 30, 2018 Consolidated Statements of Financial Condition as our debt and the Class C-R 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of September 30, 2018, we had outstanding debt under the 2014 Debt Securitization of $197.5 million.

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

The Class A, Class B and Class C-1 2018 Notes are included in the March 31, 2019 Consolidated Statements of Financial Condition as our debt and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of March 31, 2019, we had outstanding debt under the 2018 Debt Securitization of $408.2 million.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350.0 million and the maximum amount that a single SBIC licensee may issue is $175.0 million. As of March 31, 2019, GC SBIC IV, L.P., or SBIC IV, GC SBIC V, L.P., or SBIC V, and GC SBIC VI, L.P., or SBIC VI, had $115.0 million, $150.0 million, and $22.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2029. As of September 30, 2018, SBIC IV, SBIC V and SBIC VI, had $115.0 million, $150.0 million and $12.5 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2028. The reinvestment period for SBIC IV expired on September 30, 2018. The original amount of debentures committed to SBIC IV by the SBA was $150.0 million. In March 2018 and September 2017, SBIC IV repaid $10.0 million and $25.0 million, respectively, of the aggregate principal amount of the SBA-guaranteed debentures outstanding at the time and $10.0 million and $25.0 million, respectively, of debenture commitments were terminated. As of March 31, 2019, SBIC V and SBIC VI had $25.0 million and $28.0 million of undrawn debenture commitments, respectively, of which $12.5 million and $0, respectively, was available to be drawn, subject to SBA regulatory requirements. As of September 30, 2018, SBIC V and SBIC VI had $0 and $37.5 million of undrawn debenture commitments, respectively, of which $0 and $9.5 million, respectively was available to be drawn, subject to SBA regulatory requirements.

As of March 31, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, our stockholders voted to approve the application of the reduced asset coverage requirements to 150% in accordance with Section 61(a)(2) of the 1940 Act, which was amended by the Small Business Credit Availability Act enacted into law in March 2018, and the reduced asset coverage requirements approved by our stockholders became effective as of February 6, 2019.We currently intend to continue to target a GAAP debt-to-equity ratio of about 1.0x.

On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from our asset coverage calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150% This provides us with increased investment flexibility but also increases our risks related to leverage. As of March 31, 2019, our asset coverage for borrowed amounts was 224.96% (excluding the SBA debentures).

As of March 31, 2019 and September 30, 2018, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $49.4 million and $57.7 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. As of March 31, 2019, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility and Adviser

Revolver and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings which assets are transferred through GC Advisors.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2019 and September 30, 2018, we had investments in 211 and 199 portfolio companies, respectively, with a total fair value of $1,883.3 million and $1,711.8 million, respectively, and had investments in SLF with a total fair value of $71.7 million and $71.1 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and six months ended March 31, 2019 and 2018:

	For the three months ended March 31,				For the six months ended March 31,
	2019		2018		2019		2018
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$9,962	8.6%	$27,383	19.8%	$50,918	16.0%	$65,881	23.5%
One stop	104,169	89.7	106,456	76.9	261,186	81.8	209,090	74.5
Subordinated debt	23	0.0 *	—	—	23	0.0 *	—	—
LLC equity interests in SLF(1)	1,750	1.5	3,062	2.2	1,750	0.5	3,062	1.1
Equity	207	0.2	1,519	1.1	5,305	1.7	2,633	0.9
Total new investment commitments	$116,111	100.0%	$138,420	100.0%	$319,182	100.0%	$280,666	100.0%

*	Represents an amount less than 0.1%.
(1) SLF's proceeds from LLC equity interests were utilized by SLF to invest in senior secured loans. As of March 31, 2019, SLF had investments in senior secured loans to 30 different borrowers.

For the three and six months ended March 31, 2019, we had approximately $78.2 million and $138.3 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and six months ended March 31, 2019 and 2018, we had sales of investments in two and six portfolio companies, respectively, aggregating approximately $2.1 million and $5.6 million, respectively, in net proceeds.

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

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2019(1)			As of September 30, 2018(1)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$249,110	$246,759	$247,688	$230,230	$228,028	$229,886
Non-accrual(2)	3,074	3,059	780	2,834	2,818	1,283
One stop:
Performing	1,591,204	1,573,522	1,577,090	1,435,004	1,417,730	1,425,854
Non-accrual(2)	5,483	5,425	2,630	8,976	8,910	4,342
Second lien:
Performing	9,434	9,354	9,434	9,435	9,338	9,435
Non-accrual(2)	—	—	—	—	—	—
Subordinated debt:
Performing	524	520	609	251	251	251
Non-accrual(2)	—	—	—	—	—	—
LLC equity interests in SLF(3)	N/A	74,882	71,742	N/A	75,407	71,084
Equity	N/A	39,198	45,040	N/A	38,170	40,706
Total	$1,858,829	$1,952,719	$1,955,013	$1,686,730	$1,780,652	$1,782,841

(1)	22 and 27 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of March 31, 2019 and September 30, 2018, respectively.

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
As of March 31, 2019, we had three debt investments on non-accrual status and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.5% and 0.2%, respectively.  As of September 30, 2018, we had three debt investments on non-accrual status and non-accrual investments as a percentage of total investments at cost and fair value were 0.7% and 0.3%, respectively. As of March 31, 2019 and September 30, 2018, the fair value of our debt investments as a percentage of the outstanding principal value was 98.9% and 99.1%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and six months ended March 31, 2019 and 2018:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Weighted average rate of new investment fundings	8.7%	8.4%	8.0%	7.9%
Weighted average spread over LIBOR of new floating rate investment fundings	6.0%	6.4%	5.6%	6.2%
Weighted average rate of new fixed rate investment fundings	8.0%	9.9%	8.0%	9.9%
Weighted average fees of new investment fundings	1.2%	1.5%	1.3%	1.5%
Weighted average rate of sales and payoffs of portfolio investments(1)	8.7%	7.9%	8.6%	7.4%
Weighted average annualized income yield(2)	8.8%	8.2%	8.7%	8.0%

(1)	Excludes exits on investments on non-accrual status.

(2)
Represents income from interest and fees, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning debt investments, and does not represent a return to any investor in us.

As of March 31, 2019, 96.4% and 96.4% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2018, 98.6% and 98.6% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2019 and September 30, 2018, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding SLF) was $27.4 million and $26.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2019 and September 30, 2018:

	March 31, 2019		September 30, 2018
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$116,854	6.0%	$113,873	6.4%
4	1,644,156	84.1	1,455,754	81.6
3	176,088	9.0	195,414	11.0
2	17,899	0.9	17,250	1.0
1	16	0.0*	550	0.0 *
Total	$1,955,013	100.0%	$1,782,841	100.0%

*	Represents an amount less than 0.1%.

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

As of March 31, 2019, SLF is capitalized by LLC equity interest subscriptions from its members. As of March 31, 2019 and September 30, 2018, we and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests. SLF’s profits and losses are allocated to us and RGA in accordance with our respective ownership interests.

As of March 31, 2019 and September 30, 2018, SLF had the following commitments from its members (in the aggregate):

	As of March 31, 2019		As of September 30, 2018
	Committed	Funded(1)	Committed	Funded(1)
	(In thousands)		(In thousands)
LLC equity commitments	$200,000	$85,580	$200,000	$86,180
Total	$200,000	$85,580	$200,000	$86,180

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of March 31, 2019, the senior secured revolving credit facility, or, as amended, the SLF Credit Facility, that Senior Loan Fund II LLC, a wholly-owned subsidiary of SLF, or SLF II, entered into with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, allows SLF II to borrow up to $90.6 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ended August 29, 2018, and after such date, the maximum commitment is equal to advances outstanding. The stated maturity date is August 30, 2020. As of March 31, 2019 and September 30, 2018, SLF II had outstanding debt under the SLF Credit Facility of $90.6 million and $104.6 million, respectively. As of March 31, 2019, the SLF Credit Facility bears interest at one-month LIBOR plus 2.05% per annum.

As of March 31, 2019 and September 30, 2018, SLF had total assets at fair value of $173.2 million and $186.3 million, respectively. As of March 31, 2019, SLF had two portfolio companies on non-accrual status with a fair value of $4.3 million. As of September 30, 2018, SLF had one portfolio company investment on non-accrual status with a fair value of $3.9 million. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of March 31, 2019 and September 30, 2018, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $5.6 million and $5.9 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of March 31, 2019 and September 30, 2018:

	As of March 31, 2019	As of September 30, 2018
	(Dollars in thousands)
Senior secured loans(1)	$176,676	$183,668
Weighted average current interest rate on senior secured loans(2)	7.7%	7.5%
Number of borrowers in SLF	30	32
Largest portfolio company investment(1)	$12,720	$13,716
Total of five largest portfolio company investments(1)	$55,395	$57,330

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Investment Portfolio as of March 31, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
1A Smart Start LLC(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	7.0%	$2,977	$2,969
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior loan	06/2019	7.5	6,172	3,086
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior loan	06/2019	7.5	422	211
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior loan	06/2019	N/A(6)	—	—
Boot Barn, Inc.(4)	Retail Stores	Senior loan	06/2021	7.1	9,533	9,533
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.4	4,418	4,415
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	N/A(6)	—	—
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.0	2,446	2,446
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	8.2	13	13
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.8	8,458	8,458
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.8	4,262	4,262
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.1	2,404	2,404
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.1	1,209	1,209
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.1	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	8.1	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	N/A(6)	—	—
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior loan	06/2022	6.7	4,797	4,797
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior loan	06/2022	6.7	53	53
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	7.5	4,462	4,462
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior loan	01/2020	N/A(6)	—	—
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.4	5,936	5,936
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.4	1,648	1,648
Flexan, LLC(4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	10.0	492	492
Gamma Technologies, LLC(4)	Electronics	Senior loan	06/2024	8.0	10,135	10,135
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.6	4,488	4,488
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.9	2,288	2,288
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.9	119	119
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.9	64	64
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	05/2020	8.6	8,745	7,346
Mediaocean LLC(7)	Diversified/Conglomerate Service	Senior loan	08/2020	N/A(6)	—	(1)
Paradigm DKD Group, LLC(5)	Buildings and Real Estate	Senior loan	05/2020	8.8	1,951	781
Paradigm DKD Group, LLC(5)	Buildings and Real Estate	Senior loan	05/2020	8.8	596	238
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(4)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.5	5,291	5,291
Polk Acquisition Corp.(4)	Automobile	Senior loan	06/2022	7.9	4,489	4,400
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	8.3	96	93
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.9	53	52
Pyramid Healthcare, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2020	9.1	10,099	10,099
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.1	147	147
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.0	99	99
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	10.8	51	51
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2022	6.9	3,805	3,805
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2021	N/A(6)	—	—
Rubio's Restaurants, Inc (4)	Beverage, Food and Tobacco	Senior loan	10/2019	7.9	4,915	4,670

SLF Investment Portfolio as of March 31, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	7.8%	$4,793	$4,793
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior loan	04/2019	8.0	1,586	1,586
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	7.74% cash/1.00% PIK	4,341	3,777
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.7	70	60
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.7	64	55
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.7	45	39
SEI, Inc.(4)	Electronics	Senior loan	07/2023	7.5	12,611	12,611
SEI, Inc.	Electronics	Senior loan	07/2023	N/A(6)	—	—
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.8	9,634	9,537
Self Esteem Brands, LLC (4)(7)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	N/A(6)	—	(7)
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.6	4,225	3,803
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.6	3,312	2,980
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.6	595	536
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.6	445	400
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.6	220	198
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.5	2,816	2,816
W3 Co.	Oil and Gas	Senior loan	03/2022	8.6	1,247	1,246
WHCG Management, LLC (4)	Healthcare, Education and Childcare	Senior loan	03/2023	7.6	7,860	7,388
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2022	6.8	5,581	5,581
Total senior loan investments					$176,676	$168,056

W3 Co.(8)(9)	Oil and Gas	LLC units	N/A	N/A	3	$1,235
W3 Co.(8)(9)	Oil and Gas	Preferred stock	N/A	N/A	—	201
Total equity investments						$1,436

Total investments					$176,676	$169,492

(1)	Represents the weighted average annual current interest rate as of March 31, 2019. All interest rates are payable in cash.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(4)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of March 31, 2019. As such, no interest is being earned on this investment.

(6)	The entire commitment was unfunded as of March 31, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

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
As of March 31, 2019, we have committed to fund $175.0 million of LLC equity interests to SLF. As of March 31, 2019 and September 30, 2018, $74.9 million and $75.4 million, respectively, of our LLC equity interest commitment to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and six months ended March 31, 2019, we did not receive dividend income from the SLF LLC equity interests. For the three months ended March 31, 2018, we received $1.9 million and $3.8 million, respectively, in dividend income from the SLF LLC equity interests.

For the three and six months ended March 31, 2019, we earned an annualized total return on our weighted average capital invested in SLF of 6.3% and 3.4%, respectively. For the three and six months ended March 31, 2018, we earned an annualized total return on our weighted average capital invested in SLF of 5.0% and 8.2%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF by the combined daily average of our investments in (1) the NAV of the SLF LLC equity interests, and (2) the principal of the SLF subordinated notes, if any.

Below is certain summarized financial information for SLF as of March 31, 2019 and September 30, 2018, and for the three and six months ended March 31, 2019 and 2018:

	March 31, 2019	September 30, 2018
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments, at fair value	$169,492	$179,180
Cash and other assets	3,669	7,146
Receivable from investments sold	—	—
Total assets	$173,161	$186,326
Senior credit facility	$90,588	$104,622
Unamortized debt issuance costs	—	(18)
Other liabilities	583	484
Total liabilities	91,171	105,088
Members’ equity	81,990	81,238
Total liabilities and members' equity	$173,161	$186,326

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Selected Statement of Operations Information:
Interest income	$3,538	$4,844	$7,174	$9,752
Fee income	—	—	9	25
Total investment income	3,538	4,844	7,183	9,777
Interest and other debt financing expenses	1,133	1,765	2,320	3,844
Administrative service fee	64	108	144	221
Other expenses	25	28	49	57
Total expenses	1,222	1,901	2,513	4,122
Net investment income	2,316	2,943	4,670	5,655
Net realized gains (losses) on investments	—	—	(1,314)	—
Net change in unrealized appreciation (depreciation) on investments	(1,086)	(1,639)	(2,004)	(1,218)
Net increase (decrease) in members' equity	$1,230	$1,304	$1,352	$4,437

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of March 31, 2019 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2014 Debt Securitization	$179.4	$—	$—	$—	$179.4
2018 Debt Securitization	408.2	—	—	—	408.2
SBA debentures	287.0	—	80.0	87.4	119.7
MS Credit Facility II	176.5	—	—	176.5	—
Unfunded commitments(1)	49.4	49.4	—	—	—
Total contractual obligations	$1,100.6	$49.4	$80.0	$263.9	$707.3

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in SLF, as of March 31, 2019. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of March 31, 2019, subject to the terms of each loan’s respective credit agreement.
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2019 and September 30, 2018, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $49.4 million and $57.7 million, respectively. We have commitments of up to $100.1 million and $99.6 million to SLF as of March 31, 2019 and September 30, 2018, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

•
During the first calendar quarter of 2019, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, did not purchase any shares of our common stock. During calendar year 2018, the Trust, purchased approximately $7.2 million of shares, or 396,099 shares, of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2019 and 2018. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of March 31, 2019 and September 30, 2018, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $3.4 million as of March 31, 2019 and $5.6 million as of September 30, 2018.

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

Income taxes: See “Consolidated Results of Operations - Expenses - Excise Tax Expense.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2019 and September 30, 2018, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01% and 1.01%, respectively. Prior to their redemption on March 23, 2018, the Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization had floating interest rate provisions based on three-month LIBOR that reset quarterly. The Class A-1-R, A-2-R and B-R 2014 Notes issued in connection with the refinancing of the 2014 Debt Securitization have floating rate interest provisions based on the three-month LIBOR that reset quarterly, as do the Class A, B and C-1 2018 Notes issued as part of the 2018 Debt Securitization. Finally, the MS Credit Facility II has a floating interest rate provision primarily based on one-month LIBOR. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of March 31, 2019 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(4,515)	$(1,910)	$(2,605)
Up 50 basis points	9,030	3,821	5,209
Up 100 basis points	18,061	7,642	10,419
Up 150 basis points	27,091	11,463	15,628
Up 200 basis points	36,122	15,283	20,839

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2019, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations and the MS Credit Facility II, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of March 31, 2019 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended March 31, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2018 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1
Loan and Servicing Agreement, dated as of February 1, 2019, by and among Golub Capital BDC Funding II LLC and Morgan Stanley Senior Funding, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on February 7, 2019).

10.2
Purchase and Sale Agreement, dated as of February 1, 2019, by and among Golub Capital BDC Funding II LLC and Golub Capital BDC, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on February 7, 2019).

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

Golub Capital BDC, Inc.

Dated: May 8, 2019	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2019	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)