Form 10-Q
period 2019-06-30
GOLUB CAPITAL BDC, Inc.
filed 2019-08-07
CIK 1476765

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 7, 2019, the Registrant had 60,715,908 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2019	September 30, 2018
	(unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$1,842,550	$1,704,473
Non-controlled affiliate company investments	8,529	7,284
Controlled affiliate company investments	71,742	71,084
Total investments at fair value (amortized cost of $1,919,841 and $1,780,652, respectively)	1,922,821	1,782,841
Cash and cash equivalents	8,158	5,878
Foreign currencies (cost of $124 and $159, respectively)	124	159
Restricted cash and cash equivalents	101,541	39,668
Restricted foreign currencies (cost of $827 and $0, respectively)	831	—
Interest receivable	6,648	6,664
Other assets	1,527	342
Total Assets	$2,041,650	$1,835,552
Liabilities
Debt	$1,047,136	$845,683
Less unamortized debt issuance costs	4,780	2,934
Debt less unamortized debt issuance costs	1,042,356	842,749
Other short-term borrowings (proceeds of $3,605 and $0, respectively)	3,501	—
Interest payable	9,480	4,135
Management and incentive fees payable	14,563	17,671
Accounts payable and accrued expenses	3,050	2,069
Payable for investments purchased	366	—
Accrued trustee fees	114	74
Total Liabilities	1,073,430	866,698
Commitments and Contingencies (Note 7)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2019 and September 30, 2018	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 60,715,908 and 60,165,454 shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively	61	60
Paid in capital in excess of par	958,681	949,547
Distributable earnings	9,478	19,247
Total Net Assets	968,220	968,854
Total Liabilities and Total Net Assets	$2,041,650	$1,835,552
Number of common shares outstanding	60,715,908	60,165,454
Net asset value per common share	$15.95	$16.10

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$41,329	$35,718	$121,481	$103,125
Dividend income	59	10	117	620
Fee income	524	459	1,171	1,655
Total investment income from non-controlled/non-affiliate company investments	41,912	36,187	122,769	105,400
From non-controlled affiliate company investments:
Interest income	193	159	552	475
Total investment income from non-controlled affiliate company investments	193	159	552	475
From controlled affiliate company investments:
Dividend income	—	2,050	—	5,868
Total investment income from controlled affiliate company investments	—	2,050	—	5,868
Total investment income	42,105	38,396	123,321	111,743
Expenses
Interest and other debt financing expenses	10,849	8,556	31,269	24,176
Base management fee	6,675	6,125	19,708	17,984
Incentive fee	3,529	3,573	8,578	9,455
Professional fees	727	705	1,981	2,168
Administrative service fee	681	601	2,043	1,840
General and administrative expenses	238	120	463	365
Total expenses	22,699	19,680	64,042	55,988
Net investment income	19,406	18,716	59,279	55,755
Net gain (loss) on investments and foreign currency
Net realized gain (loss) on investments and foreign currency transactions:
Non-controlled/non-affiliate company investments	(717)	14,881	(4,517)	14,744
Foreign currency transactions	17	(42)	(22)	(42)
Net realized gain (loss) on investments and foreign currency transactions	(700)	14,839	(4,539)	14,702
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation:
Non-controlled/non-affiliate company investments	1,036	(11,350)	237	(4,533)
Non-controlled affiliate company investments	(350)	4	(629)	568
Controlled affiliate company investments	—	(575)	1,183	(511)
Translation of assets and liabilities in foreign currencies	(192)	86	(104)	86
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	494	(11,835)	687	(4,390)
Net gain (loss) on investments and foreign currency	(206)	3,004	(3,852)	10,312
Net increase in net assets resulting from operations	$19,200	$21,720	$55,427	$66,067
Per Common Share Data
Basic and diluted earnings per common share	$0.32	$0.36	$0.92	$1.11
Dividends and distributions declared per common share	$0.32	$0.32	$1.08	$1.04
Basic and diluted weighted average common shares outstanding	60,591,639	59,872,113	60,398,353	59,732,945

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (1)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2017	59,577,293	$60	$939,307	$18,579	$957,946
Net increase in net assets resulting from operations:
Net investment income	—	—	—	55,755	55,755
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	14,702	14,702
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	(4,390)	(4,390)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	429,231	—	7,415	—	7,415
Distributions from distributable earnings (1)	—	—	—	(62,106)	(62,106)
Total increase (decrease) for the nine months ended June 30, 2018	429,231	—	7,415	3,961	11,376
Balance at June 30, 2018	60,006,524	$60	$946,722	$22,540	$969,322
Balance at March 31, 2018	59,867,531	$60	$944,318	$19,978	$964,356
Net increase in net assets resulting from operations:
Net investment income	—	—	—	18,716	18,716
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	14,839	14,839
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	(11,835)	(11,835)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	138,993	—	2,404	—	2,404
Distributions from distributable earnings	—	—	—	(19,158)	(19,158)
Total increase (decrease) for the three months ended June 30, 2018	138,993	—	2,404	2,562	4,966
Balance at June 30, 2018	60,006,524	$60	$946,722	$22,540	$969,322
Balance at September 30, 2018	60,165,454	$60	$949,547	$19,247	$968,854
Net increase in net assets resulting from operations:
Net investment income	—	—	—	59,279	59,279
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(4,539)	(4,539)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	687	687
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	550,454	1	9,134	—	9,135
Distributions from distributable earnings	—	—	—	(65,196)	(65,196)
Total increase (decrease) for the nine months ended June 30, 2019	550,454	1	9,134	(9,769)	(634)
Balance at June 30, 2019	60,715,908	$61	$958,681	$9,478	$968,220
Balance at March 31, 2019	60,587,403	$61	$956,508	$9,666	$966,235
Net increase in net assets resulting from operations:
Net investment income	—	—	—	19,406	19,406
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(700)	(700)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	494	494
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	128,505	—	2,173	—	2,173
Distributions from distributable earnings	—	—	—	(19,388)	(19,388)
Total increase (decrease) for the three months ended June 30, 2019	128,505	—	2,173	(188)	1,985
Balance at June 30, 2019	60,715,908	$61	$958,681	$9,478	$968,220

(1) See Note 2. Significant Accounting Policies and Recent Accounting Updates.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$55,427	$66,067
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities
Amortization of deferred debt issuance costs	1,597	2,242
Accretion of discounts and amortization of premiums	(6,624)	(7,420)
Net realized (gain) loss on investments	4,517	(14,744)
Net realized (gain) loss on other short-term borrowings	(73)	—
Net realized (gain) loss on foreign currency and other transactions	(21)	—
Net change in unrealized (appreciation) depreciation on investments	(791)	4,476
Net change in unrealized (appreciation) depreciation on other short-term borrowings	(104)	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	223	(86)
Proceeds from (fundings of) revolving loans, net	(2,264)	4,334
Fundings of investments	(456,502)	(464,209)
Proceeds from principal payments and sales of portfolio investments	323,495	364,773
PIK interest	(1,811)	(710)
Changes in operating assets and liabilities:
Interest receivable	16	(192)
Other assets	(1,185)	(58)
Interest payable	5,345	2,983
Management and incentive fees payable	(3,108)	3,534
Payable for investments purchased	366	—
Accounts payable and accrued expenses	981	89
Accrued trustee fees	40	(3)
Net cash (used in) provided by operating activities	(80,476)	(38,924)
Cash flows from financing activities
Borrowings on debt	1,200,436	414,800
Repayments of debt	(999,185)	(319,950)
Capitalized debt issuance costs	(3,443)	(1,097)
Proceeds from other short-term borrowings	29,437	9,511
Repayments on other short-term borrowings	(25,759)	—
Distributions paid	(56,061)	(54,691)
Net cash provided by (used in) financing activities	145,425	48,573
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	64,949	9,649
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	45,705	62,558
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$110,654	$72,207
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$(24,327)	$(18,951)
Distributions declared during the period	(65,196)	(62,106)
Supplemental disclosure of noncash financing activity:
Proceeds from issuance of Class A-1-R, Class A-2-R, and Class B-R 2014 Notes	$—	$246,000
Redemptions of Class A-1, Class A-2, and Class B 2014 Notes	—	(246,000)
Stock issued in connection with dividend reinvestment plan	9,135	7,415

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of June 30,
	2019	2018
Cash and cash equivalents	$8,158	$6,814
Foreign currencies (cost of $685 and $111, respectively)	124	111
Restricted cash and cash equivalents	101,541	65,282
Restricted foreign currencies (cost of $827 and $0, respectively)	831	—
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$110,654	$72,207
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP~	Senior loan	L + 4.75%	(c)(d)	6.96%	12/2023	$9,853	$9,778	1.0%	$9,853
NTS Technical Systems^*~	One stop	L + 6.25%	(a)	8.69%	06/2021	22,377	22,160	2.3	22,377
NTS Technical Systems~	One stop	L + 6.25%	(a)	8.69%	06/2021	3,672	3,635	0.4	3,672
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(46)	—	—
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	9.15%	06/2020	3,899	3,844	0.3	3,119
Tresys Technology Holdings, Inc.(7)	One stop	L + 6.75%	(a)	9.15%	06/2020	659	658	0.1	659
Tronair Parent, Inc.^	Senior loan	L + 4.75%	(c)	7.57%	09/2023	363	361	0.1	342
Tronair Parent, Inc.	Senior loan	L + 4.50%	(c)(f)	7.33%	09/2021	80	79	—	76
Whitcraft LLC^*	One stop	L + 5.50%	(c)	7.83%	04/2023	16,202	16,017	1.7	16,040
Whitcraft LLC(5)	One stop	L + 5.50%		N/A(6)	04/2023	—	(1)	—	(1)
Whitcraft LLC(5)	One stop	L + 5.50%		N/A(6)	04/2023	—	(8)	—	(9)
						57,105	56,477	5.9	56,128
Automobile
Dent Wizard International Corporation~	Senior loan	L + 4.00%	(a)	6.40%	04/2022	8,354	8,328	0.9	8,312
Grease Monkey International, LLC^*	Senior loan	L + 5.00%	(a)	7.40%	11/2022	4,826	4,786	0.5	4,826
Grease Monkey International, LLC~	Senior loan	L + 5.00%	(a)	7.40%	11/2022	148	146	—	148
Grease Monkey International, LLC~	Senior loan	L + 5.00%	(a)	7.40%	11/2022	104	104	—	104
Grease Monkey International, LLC~	Senior loan	L + 5.00%	(a)	7.40%	11/2022	75	75	—	75
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.40%	11/2022	55	54	—	55
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.40%	11/2022	12	11	—	12
Polk Acquisition Corp.*	Senior loan	L + 5.25%	(c)	7.58%	06/2022	126	125	—	124
Power Stop, LLC~	Senior loan	L + 4.75%	(c)(f)	7.08%	10/2025	1,349	1,343	0.1	1,349
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	8.90%	04/2023	8,686	8,602	0.9	8,686
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	8.90%	04/2023	149	147	—	149
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	8.90%	04/2023	100	99	—	100
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.90%	04/2023	50	48	—	50
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.90%	04/2023	40	40	—	40
						24,074	23,908	2.4	24,030
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.	One stop	L + 5.75%	(a)	8.15%	04/2021	6,733	6,684	0.7	6,665
Abita Brewing Co., L.L.C.(5)	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	(1)
C. J. Foods, Inc.^*~	One stop	L + 6.25%	(c)	8.58%	05/2020	8,518	8,489	0.9	8,518
C. J. Foods, Inc.^	One stop	L + 6.25%	(c)	8.58%	05/2020	644	644	0.1	644
C. J. Foods, Inc.	One stop	L + 6.25%	(c)	8.65%	05/2020	560	559	0.1	560
Cafe Rio Holding, Inc.^	One stop	L + 5.50%	(d)	7.70%	09/2023	10,292	10,159	1.1	10,292
Cafe Rio Holding, Inc.	One stop	L + 5.50%	(c)	7.70%	09/2023	125	123	—	125
Cafe Rio Holding, Inc.*	One stop	L + 5.50%	(c)	7.70%	09/2023	79	78	—	79
Cafe Rio Holding, Inc.	One stop	L + 5.50%	(d)	7.70%	09/2023	70	69	—	70
Cafe Rio Holding, Inc.	One stop	P + 4.50%	(f)	10.00%	09/2023	10	8	—	10
Cafe Rio Holding, Inc.	One stop	L + 5.50%		N/A(6)	09/2023	—	—	—	—
Cafe Rio Holding, Inc.(5)	One stop	L + 5.50%		N/A(6)	09/2023	—	(3)	—	—
Fintech Midco, LLC*~	One stop	L + 5.25%	(a)	7.66%	08/2024	12,897	12,787	1.3	12,897
Fintech Midco, LLC	One stop	L + 5.25%	(a)	7.66%	08/2024	80	79	—	80
Fintech Midco, LLC(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	—
Fintech Midco, LLC(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Flavor Producers, LLC~	Senior loan	L + 4.75%	(c)	7.06%	12/2023	$2,229	$2,204	0.2%	$2,162
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	7.24%	12/2022	6	5	—	4
FWR Holding Corporation^	One stop	L + 5.50%	(a)	7.90%	08/2023	5,219	5,165	0.5	5,219
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.90%	08/2023	101	100	—	101
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.90%	08/2023	64	63	—	64
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.90%	08/2023	50	50	—	50
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.90%	08/2023	35	34	—	35
FWR Holding Corporation(5)	One stop	L + 5.50%		N/A(6)	08/2023	—	(1)	—	—
Global ID Corporation*~	One stop	L + 6.50%	(a)	8.89%	11/2021	5,816	5,771	0.6	5,816
Global ID Corporation	One stop	L + 6.50%	(a)(c)	8.89%	11/2021	105	104	—	105
Global ID Corporation*	One stop	L + 6.50%	(a)	8.89%	11/2021	71	71	—	71
Global ID Corporation	One stop	L + 6.50%		N/A(6)	11/2021	—	—	—	—
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	3.40% cash/7.50% PIK	06/2023	51	51	—	51
Mendocino Farms, LLC(5)	One stop	L + 1.00%		N/A(6)	06/2023	—	(1)	—	—
Mid-America Pet Food, L.L.C.^*	One stop	L + 6.00%	(c)	8.33%	12/2021	10,580	10,513	1.1	10,580
Mid-America Pet Food, L.L.C.	One stop	L + 6.00%		N/A(6)	12/2021	—	—	—	—
NBC Intermediate, LLC^	Senior loan	L + 4.25%	(a)	6.66%	09/2023	2,024	2,009	0.2	2,004
NBC Intermediate, LLC*	Senior loan	L + 4.25%	(a)	6.66%	09/2023	1,020	1,011	0.1	1,010
NBC Intermediate, LLC	Senior loan	L + 4.25%		N/A(6)	09/2023	—	—	—	—
Purfoods, LLC	One stop	L + 5.50%	(c)	8.02%	05/2021	8,379	8,302	0.9	8,379
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	125	125	—	125
Purfoods, LLC	One stop	L + 5.50%	(c)	7.83%	05/2021	55	54	—	55
Purfoods, LLC	One stop	L + 5.50%	(c)	7.83%	05/2021	40	40	—	40
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.83%	05/2021	39	39	—	39
Purfoods, LLC	One stop	L + 5.50%	(a)	7.90%	05/2021	30	29	—	30
Purfoods, LLC*	One stop	L + 5.50%	(c)	7.83%	05/2021	30	30	—	30
Purfoods, LLC~	One stop	L + 5.50%	(c)	7.83%	05/2021	30	30	—	30
Purfoods, LLC~	One stop	L + 5.50%	(c)	7.83%	05/2021	30	30	—	30
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.83%	05/2021	24	23	—	24
Purfoods, LLC	One stop	L + 5.50%	(c)	7.83%	05/2021	15	15	—	15
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.83%	05/2021	15	15	—	15
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.83%	05/2021	15	15	—	15
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.83%	05/2021	14	14	—	14
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.83%	05/2021	11	11	—	11
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.83%	05/2021	11	11	—	11
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.83%	05/2021	10	10	—	10
Rubio's Restaurants, Inc.^*	Senior loan	L + 5.25%	(c)	7.58%	10/2019	11,086	10,968	1.1	10,864
Rubio's Restaurants, Inc.	Senior loan	L + 4.75%	(a)(f)	7.38%	10/2019	40	39	—	38
Wood Fired Holding Corp.*	One stop	L + 5.75%	(c)	8.35%	12/2023	6,936	6,874	0.7	6,936
Wood Fired Holding Corp.	One stop	L + 5.75%		N/A(6)	12/2023	—	—	—	—
Wood Fired Holding Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(1)	—	—
						94,314	93,496	9.6	93,922

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^	Senior loan	L + 4.75%	(a)	7.15%	05/2021	$1,436	$1,434	0.1%	$1,436

Building and Real Estate
Brooks Equipment Company, LLC^*	One stop	L + 5.00%	(c)	7.52%	08/2020	21,096	21,036	2.2	21,096
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(c)	7.49%	08/2020	1,580	1,575	0.2	1,580
Brooks Equipment Company, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2020	—	(4)	—	—
Jensen Hughes, Inc.	Senior loan	L + 4.25%	(c)(f)	6.59%	03/2024	497	495	0.1	497
Jensen Hughes, Inc.	Senior loan	L + 4.25%	(c)	6.58%	03/2024	152	151	—	152
Jensen Hughes, Inc.	Senior loan	L + 4.25%	(c)(f)	6.58%	03/2024	74	73	—	74
Jensen Hughes, Inc.	Senior loan	L + 4.25%	(c)(f)	6.59%	03/2024	32	32	—	32
MRI Software LLC^	One stop	L + 5.75%	(a)	8.16%	06/2023	23,504	23,063	2.4	23,504
MRI Software LLC^*~	One stop	L + 5.75%	(a)	8.16%	06/2023	13,640	13,530	1.4	13,640
MRI Software LLC^	One stop	L + 5.75%	(a)	8.16%	06/2023	355	352	0.1	355
MRI Software LLC	One stop	L + 5.75%	(a)	8.16%	06/2023	333	330	0.1	333
MRI Software LLC*	One stop	L + 5.75%	(a)	8.16%	06/2023	293	291	—	293
MRI Software LLC~	One stop	L + 5.75%	(a)	8.16%	06/2023	293	290	—	293
MRI Software LLC*	One stop	L + 5.75%	(a)	8.16%	06/2023	193	191	—	193
MRI Software LLC^	One stop	L + 5.75%	(a)	8.16%	06/2023	164	162	—	164
MRI Software LLC~	One stop	L + 5.75%	(a)	8.16%	06/2023	105	104	—	105
MRI Software LLC~	One stop	L + 5.75%	(a)	8.16%	06/2023	97	96	—	97
MRI Software LLC	One stop	L + 5.75%	(a)	8.16%	06/2023	61	58	—	61
MRI Software LLC	One stop	L + 5.75%	(a)(c)	8.16%	06/2023	53	51	—	53
MRI Software LLC(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(2)	—	—
						62,522	61,874	6.5	62,522
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	(c)	8.08%	02/2020	2,292	2,286	0.2	2,292
Flexan, LLC^	One stop	L + 5.75%	(c)	8.08%	02/2020	1,077	1,076	0.1	1,077
Flexan, LLC	One stop	P + 4.50%	(f)	10.00%	02/2020	18	18	—	18
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(c)	7.65%	07/2024	6,846	6,716	0.7	6,846
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(b)	7.78%	07/2024	59	58	—	59
Inhance Technologies Holdings LLC	One stop	P + 4.25%	(f)	9.75%	07/2024	10	9	—	10
						10,302	10,163	1.0	10,302
Diversified/Conglomerate Manufacturing
Blackbird Purchaser, Inc. ~	Senior loan	L + 4.50%	(c)	6.83%	04/2026	4,656	4,611	0.5	4,586
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)	6.83%	04/2026	43	39	—	40
Blackbird Purchaser, Inc.	Senior loan	P + 3.50%	(f)	9.00%	04/2024	14	12	—	13
Chase Industries, Inc.~	Senior loan	L + 4.00%	(c)(f)	6.34%	05/2025	6,819	6,718	0.7	6,819
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.38%	05/2023	99	97	—	99
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.33%	05/2025	67	64	—	67
Inventus Power, Inc.^*	One stop	L + 6.50%	(a)	8.90%	04/2020	7,155	7,150	0.7	6,440
Inventus Power, Inc.	One stop	L + 6.50%	(a)	8.90%	04/2020	271	271	—	236
Pasternack Enterprises, Inc. and Fairview Microwave, Inc~	Senior loan	L + 4.00%	(c)(f)	6.33%	07/2025	7,105	7,074	0.7	7,105
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Senior loan	L + 4.00%		N/A(6)	07/2023	—	—	—	—
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	(c)	7.58%	08/2022	1,719	1,693	0.2	1,716
Reladyne, Inc.^*	Senior loan	L + 5.00%	(c)	7.59%	07/2022	16,749	16,598	1.7	16,749

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing - (continued)
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.59%	07/2022	$303	$301	0.1%	$303
Reladyne, Inc.^	Senior loan	L + 5.00%	(c)	7.59%	07/2022	172	171	—	172
Reladyne, Inc.~	Senior loan	L + 5.00%	(c)	7.59%	07/2022	141	140	—	141
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.59%	07/2022	100	99	—	100
Reladyne, Inc.~	Senior loan	L + 5.00%	(c)	7.59%	07/2022	64	64	—	64
Reladyne, Inc.(5)	Senior loan	L + 5.00%		N/A(6)	07/2022	—	(2)	—	—
Sunless Merger Sub, Inc.	Senior loan	L + 5.00%	(a)(f)	7.20%	07/2019	1,291	1,291	0.1	1,291
Sunless Merger Sub, Inc.	Senior loan	P + 3.75%	(f)	9.25%	07/2019	142	142	—	142
Togetherwork Holdings, LLC*	One stop	L + 6.25%	(a)	8.65%	03/2025	9,089	8,977	0.9	9,089
Togetherwork Holdings, LLC*	One stop	L + 6.25%	(a)	8.65%	03/2025	553	546	0.1	553
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.65%	03/2025	149	147	—	149
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	8.65%	03/2025	121	120	—	121
Togetherwork Holdings, LLC*~	One stop	L + 6.25%	(a)	8.65%	03/2025	115	113	—	115
Togetherwork Holdings, LLC*	One stop	L + 6.25%	(a)	8.65%	03/2025	107	106	—	107
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.65%	03/2024	73	71	—	73
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.65%	03/2025	67	66	—	67
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	8.65%	03/2025	4	4	—	4
Togetherwork Holdings, LLC	One stop	L + 6.25%		N/A(6)	03/2025	—	—	—	—
						57,188	56,683	5.7	56,361
Diversified/Conglomerate Service
3ES Innovation, Inc.~(8)(12)	One stop	L + 5.75%	(c)	8.29%	05/2025	4,908	4,800	0.5	4,798
3ES Innovation, Inc.(5)(8)(12)	One stop	L + 5.75%		N/A(6)	05/2025	—	(2)	—	(2)
Accela, Inc.*	One stop	L + 6.25%	(c)	8.58%	09/2023	5,260	5,202	0.5	4,682
Accela, Inc.	One stop	L + 6.25%	(a)	8.65%	08/2019	440	439	0.1	440
Accela, Inc.	One stop	L + 6.25%	(c)	8.58%	09/2023	52	51	—	48
Agility Recovery Solutions Inc.^*	One stop	L + 6.00%	(a)	8.40%	03/2023	15,748	15,576	1.6	15,748
Agility Recovery Solutions Inc.	One stop	L + 6.00%	(b)	8.53%	03/2023	139	130	—	139
Apptio, Inc. ~	One stop	L + 7.25%	(a)	9.67%	01/2025	27,224	26,716	2.8	26,680
Apptio, Inc. (5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(2)	—	(2)
Arch Global CCT Holdings Corp.~	Senior loan	L + 4.75%	(a)(c)	7.15%	04/2026	1,564	1,549	0.2	1,548
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	—
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	—
Astute Holdings, Inc. ~	One stop	L + 6.00%	(a)	8.42%	04/2025	4,725	4,634	0.5	4,678
Astute Holdings, Inc.	One stop	L + 6.00%	(a)	8.40%	04/2025	10	9	—	9
Astute Holdings, Inc. (5)	One stop	L + 6.00%		N/A(6)	04/2025	—	(2)	—	(2)
AutoQuotes, LLC~	One stop	L + 6.00%	(c)	8.53%	11/2024	4,636	4,562	0.5	4,636
AutoQuotes, LLC	One stop	L + 6.00%		N/A(6)	11/2024	—	—	—	—
Axiom Merger Sub Inc.~	One stop	L + 5.50%	(b)(c)	7.99%	04/2026	3,339	3,282	0.3	3,305
Axiom Merger Sub Inc.~(8)(9)	One stop	E + 5.75%	(g)	5.75%	04/2026	1,391	1,367	0.1	1,384
Axiom Merger Sub Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(1)	—	—
Axiom Merger Sub Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(3)	—	(2)
Bazaarvoice, Inc.*~	One stop	L + 5.75%	(a)	8.15%	02/2024	19,270	19,049	2.0	19,270
Bazaarvoice, Inc.	One stop	L + 5.75%	(a)(c)	8.12%	02/2024	130	127	—	130
Calabrio, Inc. ~	One stop	L + 6.50%	(c)	8.83%	06/2025	4,940	4,891	0.5	4,891
Calabrio, Inc. (5)	One stop	L + 6.50%		N/A(6)	06/2025	—	(1)	—	(1)
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Caliper Software, Inc.~	One stop	L + 6.00%	(c)(f)	8.33%	11/2025	$11,069	$10,937	1.1%	$11,069
Caliper Software, Inc.	One stop	L + 6.00%	(c)	8.33%	11/2023	100	98	—	100
Centrify Corporation*	One stop	L + 6.25%	(c)	8.58%	08/2024	10,892	10,751	1.1	10,674
Centrify Corporation	One stop	P + 5.25%	(f)	10.75%	08/2024	150	148	—	147
Clearwater Analytics, LLC^*	One stop	L + 5.00%	(a)	7.4%	09/2022	8,532	8,358	0.9	8,319
Clearwater Analytics, LLC(5)	One stop	L + 5.00%		N/A(6)	09/2022	—	(2)	—	(3)
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.94% cash/0.50% PIK	05/2023	1,905	1,857	0.2	1,905
Cloudbees, Inc.	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.	One stop	L + 5.50%	(a)	7.91%	03/2024	6,980	6,857	0.7	6,980
Confluence Technologies, Inc.(5)	One stop	L + 5.50%		N/A(6)	03/2024	—	(1)	—	—
Connexin Software, Inc.~	One stop	L + 8.50%	(c)	10.83%	02/2024	2,488	2,441	0.3	2,488
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Conservice, LLC~	One stop	L + 5.25%	(c)	7.58%	12/2024	1,783	1,767	0.2	1,783
Conservice, LLC	One stop	L + 5.25%		N/A(6)	12/2024	—	—	—	—
Daxko Acquisition Corporation^*	One stop	L + 4.75%	(b)	7.10%	09/2023	11,160	10,963	1.2	11,160
Daxko Acquisition Corporation(5)	One stop	L + 4.75%		N/A(6)	09/2023	—	(1)	—	—
Digital Guardian, Inc.	One stop	L + 9.50%	(c)	9.09% cash/3.00% PIK	06/2023	4,030	3,991	0.4	4,198
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	06/2023	4	—	—	4
Digital Guardian, Inc.	One stop	L + 6.50%		N/A(6)	06/2023	—	—	—	1
Digital Guardian, Inc.	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	—
DISA Holdings Acquisition Subsidiary Corp.~	Senior loan	L + 4.00%	(c)(f)	6.68%	06/2022	2,104	2,095	0.2	2,104
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%	(c)(f)	6.85%	06/2022	7	7	—	7
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%		N/A(6)	06/2022	—	—	—	—
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%		N/A(6)	06/2022	—	—	—	—
E2open, LLC*~	One stop	L + 5.00%	(c)	7.52%	11/2024	36,765	36,268	3.8	36,398
E2open, LLC	One stop	L + 5.00%	(c)	7.52%	11/2024	624	615	0.1	617
E2open, LLC(5)	One stop	L + 5.00%		N/A(6)	11/2024	—	(3)	—	(2)
EGD Security Systems, LLC^*	One stop	L + 5.75%	(c)	8.34%	06/2023	14,952	14,750	1.5	14,802
EGD Security Systems, LLC	One stop	L + 5.75%	(c)	8.34%	06/2023	25	23	—	23
EGD Security Systems, LLC(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(2)	—	(3)
GS Acquisitionco, Inc.*~	One stop	L + 5.25%	(a)	7.66%	05/2024	27,670	27,431	2.9	27,670
GS Acquisitionco, Inc.*	One stop	L + 5.25%	(a)	7.66%	05/2024	871	864	0.1	871
GS Acquisitionco, Inc.	One stop	L + 5.25%	(a)	7.66%	05/2024	200	198	—	200
GS Acquisitionco, Inc.~	One stop	L + 5.25%	(a)	7.66%	05/2024	184	183	—	184
GS Acquisitionco, Inc.(5)	One stop	L + 5.00%		N/A(6)	05/2024	—	(1)	—	—
GS Acquisitionco, Inc.(5)	One stop	L + 5.25%		N/A(6)	05/2024	—	(1)	—	—
HealthcareSource HR, Inc.*	One stop	L + 5.25%	(c)	7.58%	05/2023	23,209	22,786	2.4	23,209
HealthcareSource HR, Inc.(5)	One stop	L + 5.25%		N/A(6)	05/2023	—	(2)	—	—
Hydraulic Authority III Limited(8)(9)(10)	One stop	L + 6.00%	(h)(j)	7.00%	11/2025	5,915	5,860	0.6	5,876
Hydraulic Authority III Limited(8)(9)(10)	One stop	N/A		11.00% PIK	11/2028	85	85	—	85
Hydraulic Authority III Limited(8)(9)(10)	One stop	L + 6.00%	(h)	7.00%	11/2025	8	8	—	8
ICIMS, Inc.~	One stop	L + 6.50%	(a)	8.90%	09/2024	5,413	5,319	0.6	5,413
ICIMS, Inc.~	One stop	L + 6.50%	(a)	8.91%	06/2025	2,000	1,980	0.2	2,000
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
III US Holdings, LLC	One stop	L + 6.00%		N/A(6)	09/2022	$—	$—	—%	$—
Imprivata, Inc.*~	Senior loan	L + 4.00%	(c)	6.33%	10/2023	8,149	8,050	0.8	8,149
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(2)	—	—
Infogix, Inc.*	One stop	L + 6.00%	(c)	8.33%	04/2024	3,305	3,292	0.3	3,305
Infogix, Inc.*	One stop	L + 6.00%	(c)	8.33%	04/2024	510	504	0.1	510
Infogix, Inc.	One stop	L + 6.00%	(c)	8.15%	04/2024	14	13	—	14
Integral Ad Science, Inc.~	One stop	L + 7.25%	(a)	8.41% cash/1.25% PIK	07/2024	5,047	4,963	0.5	5,047
Integral Ad Science, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(1)	—	(2)
Integration Appliance, Inc.^*~	One stop	L + 7.25%	(a)	9.69%	08/2023	37,761	37,409	3.9	37,384
Integration Appliance, Inc.(5)	One stop	L + 7.25%		N/A(6)	08/2023	—	(6)	—	(9)
Internet Truckstop Group LLC~	One stop	L + 5.50%	(a)	7.91%	04/2025	4,875	4,758	0.5	4,875
Internet Truckstop Group LLC(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(3)	—	—
Invoice Cloud, Inc.~	One stop	L + 6.50%	(c)	5.79% cash/3.25% PIK	02/2024	3,877	3,815	0.4	3,877
Invoice Cloud, Inc.	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	—
Invoice Cloud, Inc.(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	(1)	—	—
JAMF Holdings, Inc.~	One stop	L + 7.00%	(c)	9.53%	11/2022	5,277	5,180	0.5	5,277
JAMF Holdings, Inc.	One stop	L + 7.00%	(a)	9.41%	11/2022	34	33	—	34
Kareo, Inc.	One stop	L + 9.00%	(a)	11.40%	06/2022	4,518	4,382	0.5	4,551
Kareo, Inc.~	One stop	L + 9.00%	(a)	11.40%	06/2022	414	408	0.1	417
Kareo, Inc.	One stop	L + 9.00%	(a)	11.40%	06/2022	332	328	0.1	334
Kareo, Inc.	One stop	L + 9.00%		N/A(6)	06/2022	—	—	—	—
Kaseya Traverse Inc*~	One stop	L + 6.50%	(a)	7.94% cash/1.00% PIK	05/2025	4,814	4,721	0.5	4,718
Kaseya Traverse Inc(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(1)	—	(1)
Kaseya Traverse Inc(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(2)	—	(2)
Keais Records Service, LLC~	One stop	L + 4.50%	(a)	6.90%	10/2024	8,768	8,651	0.9	8,768
Keais Records Service, LLC	One stop	L + 4.50%		N/A(6)	10/2024	—	—	—	—
Keais Records Service, LLC(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(1)	—	—
Learn-it Systems, LLC~	Senior loan	L + 4.50%	(c)	6.90%	03/2025	878	865	0.1	878
Learn-it Systems, LLC	Senior loan	L + 4.50%	(a)(c)	6.90%	03/2025	10	10	—	10
Learn-it Systems, LLC(5)	Senior loan	L + 4.50%		N/A(6)	03/2025	—	(1)	—	—
Litera Bidco LLC~	One stop	L + 5.75%	(d)	7.95%	05/2026	1,975	1,951	0.2	1,975
Litera Bidco LLC	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
Litera Bidco LLC	One stop	L + 5.75%		N/A(6)	05/2026	—	—	—	—
Litera Bidco LLC(5)	One stop	L + 5.75%		N/A(6)	05/2026	—	(1)	—	—
Maverick Bidco Inc.*~	One stop	L + 6.25%	(c)	8.58%	04/2023	17,334	17,107	1.8	16,988
Maverick Bidco Inc.*	One stop	L + 6.25%	(c)	8.58%	04/2023	166	165	—	162
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	8.83%	04/2023	33	32	—	31
MetricStream, Inc.~	One stop	L + 7.00%	(c)	9.34%	05/2024	4,775	4,641	0.5	4,632
MetricStream, Inc.	One stop	L + 7.00%		N/A(6)	05/2024	—	—	—	—
MetricStream, Inc.(5)	One stop	L + 7.00%		N/A(6)	04/2024	—	(1)	—	—
Mindbody, Inc.~	One stop	L + 7.00%	(a)	9.39%	02/2025	22,609	22,397	2.3	22,609
Mindbody, Inc.(5)	One stop	L + 7.00%		N/A(6)	02/2025	—	(1)	—	—
Ministry Brands, LLC	Senior loan	L + 4.00%	(c)	6.33%	12/2022	860	856	0.1	860

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Ministry Brands, LLC	Senior loan	L + 4.00%	(c)	6.33%	12/2022	$492	$490	0.1%	$492
Ministry Brands, LLC	Senior loan	L + 4.00%	(c)	6.33%	12/2022	27	27	—	27
MMan Acquisition Co.^*	One stop	L + 3.00%	(c)	5.58%	08/2023	9,875	9,775	0.8	7,900
Namely, Inc.~	One stop	L + 7.50%	(c)	8.56% cash/1.25% PIK	06/2024	1,700	1,684	0.2	1,678
Namely, Inc.	One stop	L + 6.25%		N/A(6)	06/2024	—	—	—	—
Namely, Inc.(5)	One stop	L + 6.25%		N/A(6)	06/2024	—	(1)	—	(1)
Net Health Acquisition Corp.*	One stop	L + 5.50%	(c)	7.83%	12/2023	3,828	3,799	0.4	3,828
Net Health Acquisition Corp.*	One stop	L + 5.50%	(c)	7.83%	12/2023	536	532	0.1	536
Net Health Acquisition Corp.	One stop	L + 5.50%		N/A(6)	12/2023	—	—	—	—
Netsmart Technologies, Inc.(5)	Senior loan	P + 3.75%	(f)	9.25%	04/2021	2	(1)	—	1
Nextech Holdings, LLC~	One stop	L + 5.50%	(c)	7.90%	06/2025	1,400	1,386	0.1	1,386
Nextech Holdings, LLC	One stop	L + 5.50%	(c)	0.079	06/2025	50	47	—	47
Nextech Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(3)	—	(3)
Nexus Brands Group, Inc.*	One stop	L + 6.00%	(c)	8.43%	11/2023	5,707	5,654	0.6	5,707
Nexus Brands Group, Inc.(8)(9)	One stop	L + 6.00%	(c)	7.00%	11/2023	3,238	3,210	0.3	3,229
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.33%	11/2023	124	124	—	124
Nexus Brands Group, Inc.~	One stop	L + 6.00%	(c)	8.33%	11/2023	90	89	—	90
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)(c)	8.42%	11/2023	40	39	—	40
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	—
Nexus Brands Group, Inc.(5)(8)(9)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	—
Nexus Brands Group, Inc.(8)(9)	One stop	L + 6.00%		N/A(6)	11/2023	—	—	—	—
Personify, Inc.*	One stop	L + 5.75%	(c)	8.08%	09/2024	7,277	7,214	0.8	7,277
Personify, Inc.	One stop	L + 5.75%	(c)	8.06%	09/2024	20	19	—	20
PlanSource Holdings, Inc. ~	One stop	L + 6.25%	(d)	8.81%	04/2025	4,354	4,312	0.4	4,311
PlanSource Holdings, Inc. (5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	(1)
Project Power Buyer, LLC~	One stop	L + 5.75%	(c)	8.28%	05/2026	4,925	4,865	0.5	4,876
Project Power Buyer, LLC(5)	One stop	L + 5.75%		N/A(6)	05/2025	—	(1)	—	(1)
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.40%	01/2024	10,790	10,605	1.1	10,790
Property Brands, Inc.*	One stop	L + 6.00%	(a)	8.40%	01/2024	3,041	3,013	0.3	3,041
Property Brands, Inc.^	One stop	L + 6.00%	(a)	8.40%	01/2024	217	215	—	217
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.40%	01/2024	142	140	—	142
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.40%	01/2024	120	119	—	120
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.40%	01/2024	80	79	—	80
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.40%	01/2024	50	49	—	50
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	—
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(4)	—	—
Qgenda Intermediate Holdings, LLC	One stop	L + 4.75%	(a)	7.15%	06/2025	10,570	10,412	1.1	10,465
Qgenda Intermediate Holdings, LLC(5)	One stop	L + 4.75%		N/A(6)	06/2025	—	(1)	—	(1)
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(a)	6.65%	12/2024	8,750	8,610	0.9	8,750
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(1)	—	—
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(6)	—	—
Saba Software, Inc.^*~	Senior loan	L + 4.50%	(c)	6.83%	05/2023	21,392	21,144	2.2	21,392
Saba Software, Inc.~	Senior loan	L + 4.50%	(c)	6.83%	05/2023	6,892	6,830	0.7	6,892
Saba Software, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	05/2023	—	(2)	—	—
Telesoft, LLC*	One stop	L + 5.00%	(c)	7.59%	07/2022	3,490	3,465	0.4	3,490
Telesoft, LLC	One stop	L + 5.00%		N/A(6)	07/2022	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Conglomerate/Service - (continued)
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)(f)	6.91%	12/2024	$1,671	$1,656	0.2%	$1,671
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	6.90%	12/2024	4	3	—	4
Transaction Data Systems, Inc.*~	One stop	L + 5.25%	(a)	7.66%	06/2021	38,758	38,639	4.0	38,758
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.66%	06/2021	70	70	—	70
Trintech, Inc.^*	One stop	L + 6.50%	(c)	9.09%	12/2023	10,793	10,692	1.1	10,793
Trintech, Inc.^~	One stop	L + 6.50%	(c)	9.09%	12/2023	3,386	3,355	0.3	3,386
Trintech, Inc.	One stop	L + 6.50%	(c)	9.04%	12/2023	60	59	—	60
True Commerce, Inc.^~	One stop	L + 5.75%	(c)	8.08%	11/2023	6,547	6,486	0.7	6,547
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Upserve, Inc.~	One stop	L + 5.50%	(a)	7.90%	07/2023	2,969	2,951	0.3	2,969
Upserve, Inc.	One stop	L + 5.50%	(a)	7.90%	07/2023	100	99	—	100
Upserve, Inc.	One stop	L + 5.50%		N/A(6)	07/2023	—	—	—	—
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)(13)	One stop	L + 7.25%	(c)	5.31% cash/2.75% PIK	05/2024	3,605	3,571	0.4	3,466
Vector CS Midco Limited & Cloudsense Ltd.(5)(8)(9)(10)	One stop	L + 4.50%		N/A(6)	05/2024	—	(1)	—	(1)
Velocity Technology Solutions, Inc.*	One stop	L + 6.00%	(c)	8.33%	12/2023	8,165	8,058	0.8	8,165
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
Vendavo, Inc.*~	One stop	L + 8.50%	(c)	10.83%	10/2022	28,864	28,460	3.0	28,864
Vendavo, Inc.	One stop	P + 7.25%	(f)	12.75%	10/2022	315	308	0.1	315
Verisys Corporation*	One stop	L + 7.75%	(c)	10.08%	01/2023	3,857	3,821	0.4	3,857
Verisys Corporation	One stop	L + 7.75%	(c)	10.15%	01/2023	20	19	—	20
Workforce Software, LLC^	One stop	L + 6.50%	(c)	9.08%	06/2021	5,790	5,766	0.6	5,850
Workforce Software, LLC~	One stop	L + 6.50%	(c)	9.02%	06/2021	577	573	0.1	577
Workforce Software, LLC	One stop	L + 6.50%		N/A(6)	06/2021	—	—	—	1
						634,006	626,015	65.2	628,518
Ecological
Pace Analytical Services, LLC~	One stop	L + 5.50%	(a)	7.90%	09/2022	15,074	14,819	1.6	15,074
Pace Analytical Services, LLC^	One stop	L + 5.50%	(a)	7.90%	09/2022	1,401	1,386	0.1	1,401
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	7.90%	09/2022	711	704	0.1	711
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	7.90%	09/2022	343	339	0.1	343
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.90%	09/2022	159	157	—	159
Pace Analytical Services, LLC^	One stop	L + 5.50%	(a)	7.90%	09/2022	117	116	—	117
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.90%	09/2022	54	53	—	54
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.90%	09/2022	30	28	—	30
Pace Analytical Services, LLC(5)	One stop	L + 5.50%		N/A(6)	09/2022	—	(1)	—	—
Pace Analytical Services, LLC(5)	One stop	L + 5.50%		N/A(6)	09/2022	—	(1)	—	—
WRE Holding Corp.*	Senior loan	L + 5.00%	(a)	7.44%	01/2023	1,003	996	0.1	1,003
WRE Holding Corp.~	Senior loan	L + 5.00%	(a)	7.44%	01/2023	42	42	—	42
WRE Holding Corp.	Senior loan	L + 5.00%	(a)(f)	7.44%	01/2023	18	18	—	18
WRE Holding Corp.	Senior loan	L + 5.00%	(a)	7.44%	01/2023	12	12	—	12
						18,964	18,668	2.0	18,964

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics
Appriss Holdings, Inc.~	One stop	L + 5.50%	(c)	7.83%	06/2026	$4,796	$4,702	0.5%	$4,748
Appriss Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(4)	—	(2)
Compusearch Software Holdings, Inc.^~	Senior loan	L + 4.25%	(c)	6.58%	05/2021	2,015	2,012	0.2	2,015
Diligent Corporation*~	One stop	L + 5.50%	(c)	7.83%	04/2022	25,935	25,717	2.7	25,935
Diligent Corporation~	One stop	L + 5.50%	(c)	7.83%	04/2022	4,842	4,793	0.5	4,842
Diligent Corporation*~	One stop	L + 5.50%	(c)	7.83%	04/2022	4,754	4,682	0.5	4,754
Diligent Corporation^*	One stop	L + 5.50%	(c)	7.83%	04/2022	2,603	2,573	0.3	2,603
Diligent Corporation	One stop	L + 5.50%	(c)(d)	8.14%	04/2022	172	169	—	172
Diligent Corporation~	One stop	L + 5.50%	(c)	8.02%	04/2022	101	101	—	101
Diligent Corporation~	One stop	L + 5.50%	(d)	8.19%	04/2022	80	79	—	80
Diligent Corporation	One stop	L + 5.50%	(d)	8.35%	04/2022	54	54	—	54
Diligent Corporation	One stop	L + 5.50%	(d)	8.35%	04/2022	39	38	—	39
Diligent Corporation~	One stop	L + 5.50%	(d)	8.19%	04/2022	36	35	—	36
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(3)	—	—
Episerver, Inc.~(8)(9)	One stop	L + 6.00%	(a)	6.00%	10/2024	9,936	9,820	1.0	9,834
Episerver, Inc.*	One stop	L + 5.75%	(a)	8.15%	10/2024	5,760	5,693	0.6	5,760
Episerver, Inc.(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	—
Gamma Technologies, LLC^*~	One stop	L + 5.25%	(a)	7.65%	06/2024	21,317	21,158	2.2	21,317
Gamma Technologies, LLC(5)	One stop	L + 5.25%		N/A(6)	06/2024	—	(1)	—	—
SEI, Inc.*	Senior loan	L + 4.75%	(a)	7.15%	07/2023	5,036	4,994	0.5	5,036
Silver Peak Systems, Inc. ~	One stop	L + 7.00%	(a)	9.39%	04/2024	1,848	1,814	0.2	1,857
Silver Peak Systems, Inc.	One stop	L + 7.00%		N/A(6)	04/2024	—	—	—	—
Sloan Company, Inc., The	One stop	L + 8.50%	(c)	10.83%	04/2020	6,636	6,614	0.4	3,982
Sloan Company, Inc., The	One stop	L + 8.50%	(c)	10.83%	04/2020	444	444	—	266
Sloan Company, Inc., The	One stop	L + 8.50%	(c)	10.83%	04/2020	133	130	—	133
Sloan Company, Inc., The	One stop	L + 8.50%	(c)	10.83%	04/2020	52	52	—	31
Sovos Compliance~	One stop	L + 4.75%	(a)	7.15%	04/2024	3,332	3,267	0.3	3,265
Sovos Compliance~	Second lien	N/A		12.00% PIK	04/2025	1,456	1,422	0.1	1,420
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	74	72	—	73
Sovos Compliance	One stop	L + 4.75%	(a)	7.15%	04/2024	49	44	—	48
Sovos Compliance(5)	One stop	L + 4.75%		N/A(6)	04/2024	—	(2)	—	(2)
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	(c)	10.33%	10/2021	9,435	9,362	1.0	9,435
						110,935	109,829	11.0	107,832
Finance
Institutional Shareholder Services~	Senior loan	L + 4.50%	(c)	6.83%	03/2026	4,788	4,742	0.5	4,752
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)	6.83%	03/2024	30	28	—	27
						4,818	4,770	0.5	4,779

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Grocery
Teasdale Quality Foods, Inc.	Senior loan	L + 5.75%	(c)	8.34%	10/2020	$293	$291	—%	$270

Healthcare, Education and Childcare
Active Day, Inc.	One stop	L + 6.50%	(c)	8.83%	12/2021	13,163	12,984	1.4	13,163
Active Day, Inc.^	One stop	L + 6.50%	(c)	8.83%	12/2021	1,016	1,006	0.1	1,016
Active Day, Inc.*	One stop	L + 6.50%	(c)	8.83%	12/2021	655	649	0.1	655
Active Day, Inc.*	One stop	L + 6.50%	(c)	8.83%	12/2021	452	448	0.1	452
Active Day, Inc.	One stop	L + 6.50%	(c)(f)	8.83%	12/2021	33	32	—	33
Active Day, Inc.(5)	One stop	L + 6.50%		N/A(6)	12/2021	—	(1)	—	—
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	8.79%	03/2023	2,564	2,524	0.3	2,564
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	8.64%	03/2023	598	578	0.1	598
Acuity Eyecare Holdings, LLC^	One stop	L + 6.25%	(c)	8.79%	03/2023	149	148	—	149
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%		N/A(6)	03/2023	—	—	—	—
Acuity Eyecare Holdings, LLC(5)	One stop	L + 6.25%		N/A(6)	03/2023	—	(4)	—	—
ADCS Clinics Intermediate Holdings, LLC~	One stop	L + 5.75%	(c)	8.08%	05/2022	20,904	20,569	2.2	20,904
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(c)	8.08%	05/2022	106	105	—	106
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(c)	8.08%	05/2022	82	82	—	82
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(c)	8.12%	05/2022	37	36	—	37
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(c)	8.08%	05/2022	31	31	—	31
Agilitas USA, Inc.*	One stop	L + 5.00%	(c)	7.59%	04/2022	8,291	8,245	0.9	8,291
Agilitas USA, Inc.	One stop	L + 5.00%	(c)	7.59%	04/2022	10	10	—	10
Aris Teleradiology Company, LLC(7)	Senior loan	L + 5.50%	(c)	7.82%	03/2021	2,693	2,678	0.1	730
Aris Teleradiology Company, LLC(7)	Senior loan	L + 5.50%	(a)(c)	8.22%	03/2021	477	477	—	64
Aspen Medical Products, LLC~	One stop	L + 5.25%	(c)	7.70%	06/2025	2,012	1,992	0.2	1,992
Aspen Medical Products, LLC	One stop	L + 5.25%		N/A(6)	06/2025	—	—	—	—
BIO18 Borrower, LLC~	One stop	L + 5.25%	(b)	7.74%	11/2024	7,206	7,060	0.7	7,206
BIO18 Borrower, LLC	One stop	L + 5.25%	(b)	7.74%	11/2024	33	32	—	33
BIO18 Borrower, LLC(5)	One stop	L + 5.25%		N/A(6)	11/2024	—	(4)	—	—
BIOVT, LLC^*	One stop	L + 5.75%	(a)	8.15%	01/2021	18,347	18,246	1.9	18,347
BIOVT, LLC~	One stop	L + 5.75%	(a)	8.15%	01/2021	160	159	—	160
BIOVT, LLC(5)	One stop	L + 5.75%		N/A(6)	01/2021	—	(1)	—	—
BIOVT, LLC(5)	One stop	L + 5.75%		N/A(6)	01/2021	—	(2)	—	—
CLP Healthcare Services, Inc.^	Senior loan	L + 5.25%	(a)	7.65%	12/2020	3,855	3,837	0.4	3,855
CRH Healthcare Purchaser, Inc.~	Senior loan	L + 4.50%	(c)	6.83%	12/2024	8,224	8,149	0.8	8,224
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(3)	—	—
DCA Investment Holding, LLC^*	One stop	L + 5.25%	(c)	7.58%	07/2021	18,440	18,302	1.9	18,440
DCA Investment Holding, LLC^*~	One stop	L + 5.25%	(c)	7.58%	07/2021	13,227	13,168	1.4	13,227
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.58%	07/2021	2,431	2,410	0.3	2,431
DCA Investment Holding, LLC	One stop	P + 4.25%	(f)	9.75%	07/2021	219	213	—	219
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.58%	07/2021	215	213	—	215
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.58%	07/2021	150	149	—	150
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.58%	07/2021	148	146	—	148
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.58%	07/2021	138	135	—	138
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.58%	07/2021	47	46	—	47
Deca Dental Management LLC^*	One stop	L + 5.50%	(c)	7.83%	12/2021	4,032	3,995	0.4	4,032
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education, and Childcare - (continued)
Deca Dental Management LLC~	One stop	L + 5.50%	(a)(c)	7.86%	12/2021	$491	$486	0.1%	$491
Deca Dental Management LLC~	One stop	L + 5.50%	(c)	7.83%	12/2021	355	352	0.1	355
Deca Dental Management LLC	One stop	L + 5.50%	(c)	8.00%	12/2021	35	34	—	35
Deca Dental Management LLC	One stop	L + 5.50%	(a)	7.90%	12/2021	8	7	—	8
Dental Holdings Corporation	One stop	L + 6.00%	(b)	8.35%	02/2020	7,093	7,065	0.7	7,093
Dental Holdings Corporation*	One stop	L + 6.00%	(b)	8.35%	02/2020	1,131	1,128	0.1	1,131
Dental Holdings Corporation	One stop	L + 6.00%	(b)	8.35%	02/2020	573	570	0.1	573
Elite Dental Partners LLC*	One stop	L + 5.25%	(a)	7.65%	06/2023	12,182	12,034	1.3	12,182
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.65%	06/2023	128	126	—	128
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.65%	06/2023	120	118	—	120
Elite Dental Partners LLC~	One stop	L + 5.25%	(a)	7.65%	06/2023	114	113	—	114
Elite Dental Partners LLC~	One stop	L + 5.25%	(a)	7.65%	06/2023	109	108	—	109
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.65%	06/2023	100	99	—	100
Elite Dental Partners LLC(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(6)	—	—
ERG Buyer, LLC*	One stop	L + 5.50%	(c)	7.83%	05/2024	13,083	12,920	1.3	12,691
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(9)	—	(23)
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(2)	—	(5)
eSolutions, Inc.^*~	One stop	L + 6.50%	(a)	8.90%	03/2022	36,462	36,092	3.7	36,097
eSolutions, Inc.(5)	One stop	L + 6.50%		N/A(6)	03/2022	—	(1)	—	(1)
Excelligence Learning Corporation^	One stop	L + 6.00%	(a)	8.40%	04/2023	4,479	4,448	0.4	3,941
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.58%	05/2023	7,866	7,726	0.8	7,708
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.58%	05/2023	571	563	0.1	560
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.58%	05/2023	353	351	0.1	346
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.58%	05/2023	171	170	—	167
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.83%	05/2023	160	158	—	156
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.58%	05/2023	99	99	—	97
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.69%	05/2023	72	62	—	71
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.58%	05/2023	57	57	—	56
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.58%	05/2023	50	50	—	49
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.58%	05/2023	32	29	—	32
G & H Wire Company, Inc.^	One stop	L + 5.75%	(a)	8.15%	09/2023	4,982	4,932	0.5	4,982
G & H Wire Company, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2022	—	(1)	—	—
Immucor, Inc.	Senior loan	L + 5.00%	(c)	7.33%	06/2021	1,585	1,573	0.2	1,583
Joerns Healthcare, LLC^*(7)	One stop	L + 6.00%	(c)	8.52%	05/2020	3,200	3,201	0.2	1,760
Joerns Healthcare, LLC*	One stop	L + 6.00%		8.40%	10/2019	297	297	—	297
Joerns Healthcare, LLC^*	One stop	L + 6.00%	(a)	8.40%	10/2019	297	296	—	297
Katena Holdings, Inc.^	One stop	L + 5.50%	(c)	7.83%	06/2021	8,457	8,416	0.9	8,457
Katena Holdings, Inc.^	One stop	L + 5.50%	(c)	7.83%	06/2021	826	822	0.1	826
Katena Holdings, Inc.	One stop	L + 5.50%	(c)	7.83%	06/2021	564	559	0.1	564
Katena Holdings, Inc.	One stop	P + 4.50%	(f)	10.00%	06/2021	25	25	—	25
Krueger-Gilbert Health Physics, LLC~	One stop	L + 4.75%	(a)	7.17%	05/2025	2,259	2,237	0.2	2,236
Krueger-Gilbert Health Physics, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2025	—	—	—	(1)
Krueger-Gilbert Health Physics, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2025	—	(3)	—	(3)
Lombart Brothers, Inc.^*	One stop	L + 6.25%	(c)	8.58%	04/2023	13,554	13,356	1.4	13,554
Lombart Brothers, Inc.^(8)(9)	One stop	L + 6.25%	(c)	8.58%	04/2023	1,635	1,610	0.2	1,635
Lombart Brothers, Inc.	One stop	P + 5.00%	(f)	10.50%	04/2023	62	60	—	62
Lombart Brothers, Inc.(8)(9)	One stop	P + 5.00%	(f)	10.50%	04/2023	9	9	—	9

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education, and Childcare - (continued)
MD Now Holdings, Inc.~	One stop	L + 5.00%	(c)	7.33%	08/2024	$7,711	$7,581	0.8%	$7,711
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
MWD Management, LLC & MWD Services, Inc.*	One stop	L + 5.25%	(c)	7.58%	06/2023	5,821	5,772	0.6	5,588
MWD Management, LLC & MWD Services, Inc.^	One stop	L + 5.25%	(c)	7.58%	06/2023	227	226	—	218
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2022	—	(1)	—	(3)
Oliver Street Dermatology Holdings, LLC~	One stop	L + 6.25%	(c)	7.58% cash/1.00% PIK	05/2022	9,742	9,598	0.9	8,281
Oliver Street Dermatology Holdings, LLC~	One stop	L + 6.25%	(c)	7.58% cash/1.00% PIK	05/2022	983	973	0.1	835
Oliver Street Dermatology Holdings, LLC*	One stop	L + 7.25%	(c)	8.58% cash/1.00% PIK	05/2022	219	217	—	186
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	7.58% cash/1.00% PIK	05/2022	157	156	—	134
Oliver Street Dermatology Holdings, LLC	One stop	L + 6.25%	(c)(f)	7.58% cash/1.00% PIK	05/2022	142	141	—	121
Oliver Street Dermatology Holdings, LLC*	One stop	L + 7.25%	(c)	8.58% cash/1.00% PIK	05/2022	139	138	—	118
Oliver Street Dermatology Holdings, LLC*	One stop	L + 7.25%	(c)	8.58% cash/1.00% PIK	05/2022	121	120	—	103
Oliver Street Dermatology Holdings, LLC^	One stop	L + 6.25%	(c)	7.58% cash/1.00% PIK	05/2022	94	93	—	80
Oliver Street Dermatology Holdings, LLC*	One stop	L + 7.25%	(c)	8.58% cash/1.00% PIK	05/2022	82	81	—	69
Oliver Street Dermatology Holdings, LLC~	One stop	L + 7.25%	(c)	8.58% cash/1.00% PIK	05/2022	50	50	—	43
Oliver Street Dermatology Holdings, LLC^	One stop	L + 7.25%	(c)	8.58% cash/1.00% PIK	05/2022	48	47	—	40
Oliver Street Dermatology Holdings, LLC*	One stop	L + 7.25%	(c)	8.58% cash/1.00% PIK	05/2022	43	43	—	37
Oliver Street Dermatology Holdings, LLC^	One stop	L + 7.25%	(c)	8.58% cash/1.00% PIK	05/2022	34	33	—	29
Oliver Street Dermatology Holdings, LLC^	One stop	L + 7.25%	(c)	8.58% cash/1.00% PIK	05/2022	31	31	—	26
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	9.15%	11/2023	3,041	2,987	0.3	3,041
ONsite Mammography, LLC	One stop	L + 6.75%	(a)(d)	9.21%	11/2023	53	52	—	53
ONsite Mammography, LLC	One stop	L + 6.75%	(a)(d)	9.38%	11/2023	8	7	—	8
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.33%	08/2021	9,804	9,680	1.0	9,804
Pinnacle Treatment Centers, Inc.~	One stop	L + 5.75%	(c)	8.33%	08/2021	363	360	0.1	363
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.33%	08/2021	95	94	—	95
Pinnacle Treatment Centers, Inc.^	One stop	L + 5.75%	(c)	8.33%	08/2021	54	54	—	54
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.33%	08/2021	33	32	—	33
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.33%	08/2021	33	31	—	33
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	5.94% cash/4.00% PIK	12/2022	11,320	10,834	1.0	9,605
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	5.94% cash/4.00% PIK	12/2022	149	149	—	127
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	5.94% cash/4.00% PIK	12/2022	88	88	—	75
PPT Management Holdings, LLC	One stop	L + 7.50%	(a)	5.94% cash/4.00% PIK	12/2022	43	35	—	36
PPT Management Holdings, LLC(5)	One stop	L + 7.50%	(a)	5.94% cash/4.00% PIK	12/2022	8	5	—	(23)
Pyramid Healthcare, Inc.*	One stop	L + 6.50%	(b)(c)	8.83%	08/2020	1,139	1,132	0.1	1,139
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	9.01%	08/2020	75	74	—	75
Pyramid Healthcare, Inc.	One stop	L + 6.50%		N/A(6)	08/2020	—	—	—	—
Riverchase MSO, LLC*	Senior loan	L + 5.75%	(c)	8.08%	10/2022	4,893	4,851	0.5	4,893
Riverchase MSO, LLC	Senior loan	L + 5.75%	(a)	8.15%	10/2022	10	10	—	10
RXH Buyer Corporation^*~	One stop	L + 5.75%	(c)	8.08%	09/2021	16,951	16,826	1.8	16,951
RXH Buyer Corporation*	One stop	L + 5.75%	(c)	8.08%	09/2021	1,918	1,905	0.2	1,918
RXH Buyer Corporation	One stop	L + 5.75%	(c)(f)	9.14%	09/2021	79	77	—	79
SLMP, LLC^	One stop	L + 6.00%	(a)	8.40%	05/2023	7,457	7,343	0.8	7,457
SLMP, LLC^	One stop	L + 6.00%	(a)	8.40%	05/2023	294	291	—	294

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education, and Childcare - (continued)
SLMP, LLC	Subordinated debt	N/A		7.50% PIK	05/2027	$97	$97	—%	$97
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—
Spear Education, LLC^	One stop	L + 5.75%	(c)	8.35%	08/2019	4,561	4,559	0.5	4,561
Spear Education, LLC*	One stop	L + 5.75%	(c)	8.35%	08/2019	73	73	—	73
Spear Education, LLC	One stop	L + 5.75%		N/A(6)	08/2019	—	—	—	—
Summit Behavioral Healthcare, LLC^	Senior loan	L + 4.75%	(d)	7.44%	10/2023	8,711	8,617	0.9	8,711
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)(d)	7.39%	10/2023	140	138	—	140
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(d)	7.43%	10/2023	27	25	—	27
WHCG Management, LLC*	Senior loan	L + 5.00%	(c)	7.33%	03/2023	2,352	2,333	0.2	2,211
WHCG Management, LLC	Senior loan	L + 5.00%	(c)	7.43%	03/2023	100	99	—	94
WHCG Management, LLC(5)	Senior loan	L + 5.00%		N/A(6)	03/2023	—	(2)	—	—
WIRB-Copernicus Group, Inc.^*~	Senior loan	L + 4.25%	(c)	6.58%	08/2022	10,922	10,867	1.1	10,922
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(1)	—	—
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(1)	—	—
						364,326	360,190	36.8	354,985
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC~	Senior loan	L + 4.50%	(c)	6.83%	02/2022	846	845	0.1	846
CST Buyer Company^	One stop	L + 5.00%	(a)	7.40%	03/2023	2,357	2,313	0.2	2,357
CST Buyer Company	One stop	L + 5.00%		N/A(6)	03/2023	—	—	—	—
Plano Molding Company, LLC^	One stop	L + 7.00%	(a)	9.40%	05/2021	9,973	9,893	1.0	9,573
						13,176	13,051	1.3	12,776
Insurance
Captive Resources Midco, LLC^*~	One stop	L + 6.00%	(c)	8.20%	05/2025	35,965	35,212	3.7	35,515
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2025	—	(30)	—	(18)
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2025	—	(32)	—	(24)
Integrity Marketing Acquisition, LLC~	Senior loan	L + 4.25%	(c)(f)	6.58%	11/2025	1,729	1,721	0.2	1,729
Integrity Marketing Acquisition, LLC	Senior loan	L + 4.25%	(c)(f)	6.58%	11/2025	28	28	—	28
Internet Pipeline, Inc.	One stop	L + 4.75%	(a)	7.16%	08/2022	4,774	4,699	0.5	4,774
Internet Pipeline, Inc.*	One stop	L + 4.75%	(a)	7.16%	08/2022	2,061	2,044	0.2	2,061
Internet Pipeline, Inc.*	One stop	L + 4.75%	(a)	7.16%	08/2022	780	774	0.1	780
Internet Pipeline, Inc.	One stop	L + 4.75%		N/A(6)	08/2021	—	—	—	—
Orchid Underwriters Agency, LLC~	Senior loan	L + 4.50%	(c)	6.70%	12/2024	2,379	2,358	0.2	2,379
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Orchid Underwriters Agency, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
RSC Acquisition, Inc.~	Senior loan	L + 4.25%	(b)	6.60%	11/2022	4,574	4,555	0.5	4,574
RSC Acquisition, Inc.*	Senior loan	L + 4.25%	(b)	6.60%	11/2022	2,286	2,265	0.2	2,286
RSC Acquisition, Inc.	Senior loan	L + 4.25%		N/A(6)	11/2021	—	—	—	—
RSC Acquisition, Inc.	Senior loan	L + 4.25%		N/A(6)	11/2022	—	—	—	—
RSC Acquisition, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(4)	—	—
						54,576	53,589	5.6	54,084

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure, Amusement, Motion Pictures, Entertainment
EOS Fitness Opco Holdings, LLC~	One stop	L + 4.75%	(c)	7.08%	01/2025	$4,772	$4,728	0.5%	$4,772
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(c)	7.06%	01/2025	12	11	—	12
EOS Fitness Opco Holdings, LLC	One stop	P + 3.75%	(f)	9.25%	01/2025	6	5	—	6
PADI Holdco, Inc.*	One stop	L + 5.75%	(c)	8.08%	04/2023	9,536	9,357	1.0	9,536
PADI Holdco, Inc.~(8)(9)	One stop	E + 5.75%	(g)	5.75%	04/2023	9,452	9,452	0.9	8,995
PADI Holdco, Inc.	One stop	L + 5.75%	(a)(c)	8.13%	04/2022	91	90	—	91
Self Esteem Brands, LLC^*~	Senior loan	L + 4.25%	(a)	6.65%	02/2022	16,183	16,104	1.7	16,183
Self Esteem Brands, LLC(5)	Senior loan	L + 4.25%		N/A(6)	02/2022	—	(5)	—	—
Sunshine Sub, LLC~	One stop	L + 4.75%	(a)	7.15%	05/2024	7,662	7,536	0.8	7,662
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	7.15%	05/2024	424	417	0.1	424
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Teaching Company, The*	One stop	L + 4.75%	(c)	7.29%	07/2023	10,855	10,773	1.1	10,855
Teaching Company, The(5)	One stop	L + 4.75%		N/A(6)	07/2023	—	(1)	—	—
Titan Fitness, LLC*	One stop	L + 4.75%	(a)	7.19%	02/2025	15,686	15,539	1.6	15,686
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(2)	—	—
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(2)	—	—
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.90%	09/2024	5,110	5,022	0.5	5,110
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.94%	09/2024	59	58	—	59
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.90%	09/2024	32	30	—	32
WBZ Investment LLC	One stop	L + 5.50%		N/A(6)	09/2024	—	—	—	—
						79,880	79,111	8.2	79,423
Oil and Gas
Drilling Info Holdings, Inc.*~	Senior loan	L + 4.25%	(a)	6.65%	07/2025	14,507	14,329	1.5	14,434
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%		N/A(6)	07/2025	—	—	—	—
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(2)	—	(1)
						14,507	14,327	1.5	14,433
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	7.83%	11/2022	5,577	5,524	0.6	5,577
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.83%	11/2022	3,492	3,462	0.4	3,492
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	(c)	7.83%	11/2022	486	483	0.1	486
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.83%	11/2022	341	339	0.1	341
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	7.83%	11/2022	5	4	—	5
IMPLUS Footwear, LLC~	One stop	L + 6.25%	(c)	8.58%	04/2024	13,143	12,846	1.4	13,143
IMPLUS Footwear, LLC~	One stop	L + 6.25%	(c)	8.67%	04/2024	2,246	2,194	0.2	2,246
IMPLUS Footwear, LLC	One stop	L + 6.25%	(c)	8.58%	04/2024	57	56	—	57
Orthotics Holdings, Inc.*	One stop	L + 6.00%	(a)	8.40%	05/2020	8,141	8,114	0.8	7,978
Orthotics Holdings, Inc.*(8)(9)	One stop	L + 6.00%	(a)	8.40%	05/2020	1,335	1,330	0.1	1,308
Orthotics Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	05/2020	—	(1)	—	—
WU Holdco, Inc. ~	One stop	L + 5.50%	(c)	7.83%	03/2026	949	949	0.1	949
WU Holdco, Inc.	One stop	L + 5.50%		N/A(6)	03/2025	—	—	—	—
WU Holdco, Inc.	One stop	L + 5.50%		N/A(6)	03/2026	—	—	—	—
						35,772	35,300	3.8	35,582

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services
Captain D's, LLC^	Senior loan	L + 4.50%	(a)	6.89%	12/2023	$3,871	$3,828	0.4%	$3,794
Captain D's, LLC	Senior loan	L + 4.50%	(a)(f)	7.36%	12/2023	18	18	—	17
Clarkson Eyecare LLC*~	One stop	L + 6.25%	(c)	8.58%	04/2021	4,909	4,865	0.5	4,860
Clarkson Eyecare LLC	One stop	L + 6.25%	(a)(b)(c)	8.62%	04/2021	37	36	—	36
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.65%	04/2021	32	31	—	31
Clarkson Eyecare LLC(5)	One stop	L + 6.25%		N/A(6)	04/2021	—	(1)	—	(1)
Community Veterinary Partners, LLC^	One stop	L + 5.50%	(c)	7.83%	10/2021	280	279	—	280
Community Veterinary Partners, LLC~	One stop	L + 5.50%	(c)	7.83%	10/2021	111	111	—	111
Community Veterinary Partners, LLC*	One stop	L + 5.50%	(c)	7.83%	10/2021	98	97	—	98
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	7.83%	10/2021	94	94	—	94
Community Veterinary Partners, LLC~	One stop	L + 5.50%	(c)	7.83%	10/2021	84	83	—	84
Community Veterinary Partners, LLC~	One stop	L + 5.50%	(c)	7.83%	10/2021	74	74	—	74
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	7.83%	10/2021	40	37	—	40
Community Veterinary Partners, LLC	One stop	L + 5.50%	(c)	7.83%	10/2021	6	3	—	6
Imperial Optical Midco Inc.*	One stop	L + 4.75%	(b)	7.23%	08/2023	2,704	2,671	0.3	2,670
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)(c)	7.15%	08/2023	134	132	—	132
Imperial Optical Midco Inc.	One stop	L + 4.75%	(c)	7.16%	08/2023	87	86	—	86
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)(c)	7.10%	08/2023	50	49	—	49
Imperial Optical Midco Inc.	One stop	L + 4.75%		N/A(6)	08/2023	—	—	—	—
Imperial Optical Midco Inc.(5)	One stop	L + 4.75%		N/A(6)	08/2023	—	(5)	—	(4)
PPV Intermediate Holdings II, LLC	One stop	L + 5.00%	(c)	7.56%	05/2020	165	162	—	165
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	2	2	—	2
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2023	—	(1)	—	—
Ruby Slipper Cafe LLC, The*	One stop	L + 7.50%	(c)	10.08%	01/2023	1,028	1,020	0.1	1,028
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.04%	01/2023	30	29	—	30
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.02%	01/2023	5	5	—	5
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.90%	05/2025	3,841	3,790	0.4	3,841
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.90%	05/2025	230	227	—	230
Southern Veterinary Partners, LLC~	One stop	L + 5.50%	(a)	7.90%	05/2025	203	202	—	203
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.90%	05/2025	171	169	—	171
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.90%	05/2025	131	130	—	131
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.90%	05/2025	131	130	—	131
Southern Veterinary Partners, LLC~	One stop	L + 5.50%	(a)	7.90%	05/2025	111	111	—	111

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.90%	05/2025	$99	$97	—%	$99
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.90%	05/2025	76	75	—	76
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.90%	05/2025	66	65	—	66
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.9%	05/2025	50	48	—	50
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2023	—	(1)	—	—
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(4)	—	—
Veterinary Specialists of North America, LLC*~	Senior loan	L + 4.25%	(a)	6.65%	04/2025	3,829	3,792	0.4	3,829
Veterinary Specialists of North America, LLC(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(3)	—	—
Veterinary Specialists of North America, LLC(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(8)	—	—
Wetzel's Pretzels, LLC*	One stop	L + 6.75%	(a)	9.15%	09/2021	8,849	8,762	0.9	8,849
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(a)	9.15%	09/2021	28	28	—	28
						31,674	31,315	3.0	31,502
Printing and Publishing
Brandmuscle, Inc.^	Senior loan	L + 5.00%	(c)	7.33%	12/2021	613	610	0.1	616
Messenger, LLC	One stop	L + 6.00%	(a)(f)	8.41%	08/2023	3,393	3,336	0.4	3,393
Messenger, LLC	One stop	P + 5.00%	(f)	10.50%	08/2023	20	20	—	20
						4,026	3,966	0.5	4,029
Retail Stores
Batteries Plus Holding Corporation	One stop	L + 6.75%	(a)	9.15%	07/2022	11,841	11,687	1.2	11,841
Batteries Plus Holding Corporation(5)	One stop	L + 6.75%		N/A(6)	07/2022	—	(1)	—	—
Boot Barn, Inc.~	Senior loan	L + 4.50%	(c)	6.83%	06/2023	3,408	3,391	0.4	3,408
Cycle Gear, Inc.^	One stop	L + 5.00%	(c)	7.59%	01/2021	10,330	10,217	1.1	10,330
Cycle Gear, Inc.^	One stop	L + 5.00%	(c)	7.59%	01/2021	598	597	0.1	598
DTLR, Inc.^*	One stop	L + 6.50%	(c)	9.08%	08/2022	22,559	22,344	2.3	22,559
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.58%	12/2021	6,315	6,252	0.6	6,188
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.58%	12/2021	2,539	2,514	0.3	2,488
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.58%	12/2021	1,306	1,296	0.1	1,280
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)(d)	8.89%	12/2021	768	764	0.1	753
Elite Sportswear, L.P.*	Senior loan	L + 6.25%	(c)	8.58%	12/2021	428	426	0.1	420
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.58%	12/2021	198	196	—	194
Elite Sportswear, L.P.*	Senior loan	L + 6.25%	(c)	8.58%	12/2021	189	188	—	185
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)(d)	8.89%	12/2021	20	20	—	20
Feeders Supply Company, LLC	One stop	L + 5.75%	(a)	8.15%	04/2021	4,669	4,631	0.5	4,669
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	70	70	—	70
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
Jet Equipment & Tools Ltd.~(8)(9)(12)	One stop	L + 5.75%	(a)	7.71%	11/2024	8,590	8,494	0.9	8,584
Jet Equipment & Tools Ltd.*(8)(12)	One stop	L + 5.75%	(a)	8.15%	11/2024	4,988	4,941	0.5	4,988
Jet Equipment & Tools Ltd.~(8)(12)	One stop	L + 5.75%	(a)	8.15%	11/2024	2,046	2,027	0.2	2,046
Jet Equipment & Tools Ltd.(8)(12)	One stop	P + 4.75%	(f)	10.25%	11/2024	15	15	—	15
Jet Equipment & Tools Ltd.(5)(8)(9)(12)	One stop	L + 5.75%		N/A(6)	11/2024	—	(1)	—	—
Marshall Retail Group LLC, The^*	One stop	L + 6.00%	(c)	8.59%	08/2020	11,865	11,836	1.2	11,865
Marshall Retail Group LLC, The(5)	One stop	L + 6.00%		N/A(6)	08/2019	—	(1)	—	—
Mills Fleet Farm Group LLC^*~	One stop	L + 6.25%	(a)	8.65%	10/2024	6,739	6,648	0.7	6,739
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail stores - (continued)
Pet Holdings ULC^*~(8)(12)	One stop	L + 5.50%	(c)	8.09%	07/2022	$14,666	$14,480	1.5%	$14,666
Pet Holdings ULC^*(8)(12)	One stop	L + 5.50%	(c)	8.09%	07/2022	99	97	—	99
Pet Holdings ULC(5)(8)(12)	One stop	L + 5.50%		N/A(6)	07/2022	—	(2)	—	—
Pet Supplies Plus, LLC*	Senior loan	L + 4.50%	(a)	6.91%	12/2024	6,722	6,661	0.7	6,722
Pet Supplies Plus, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2023	—	(1)	—	—
PetPeople Enterprises, LLC^	One stop	L + 5.00%	(c)	7.33%	09/2023	3,090	3,063	0.3	3,090
PetPeople Enterprises, LLC	One stop	L + 5.00%	(c)	7.33%	09/2023	60	59	—	60
PetPeople Enterprises, LLC	One stop	L + 5.00%	(c)	7.33%	09/2023	15	15	—	15
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%	(c)	7.58%	10/2024	4,831	4,746	0.5	4,831
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%	(c)	7.58%	10/2024	120	119	—	120
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%		N/A(6)	10/2024	—	—	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.25%		N/A(6)	10/2024	—	(1)	—	—
Vermont Aus Pty Ltd~(8)(9)(11)	One stop	L + 5.75%	(k)	7.00%	12/2024	1,179	1,155	0.1	1,170
Vermont Aus Pty Ltd(5)(8)(9)(11)	One stop	L + 5.75%		N/A(6)	12/2024	—	(1)	—	(1)
						130,263	128,941	13.4	130,012
Telecommunications
NetMotion Wireless Holdings, Inc.^*	One stop	L + 6.25%	(c)	8.58%	10/2021	5,837	5,776	0.6	5,837
NetMotion Wireless Holdings, Inc.	One stop	L + 6.25%		N/A(6)	10/2021	—	—	—	—
						5,837	5,776	0.6	5,837
Textile and Leather
SHO Holding I Corporation~	Senior loan	L + 5.00%	(c)	7.58%	10/2022	2,193	2,170	0.2	2,150
SHO Holding I Corporation	Senior loan	L + 4.00%	(c)	6.60%	10/2021	15	15	—	13
						2,208	2,185	0.2	2,163
Utilities
Arcos, LLC~	One stop	L + 5.75%	(c)	8.08%	02/2021	8,471	8,404	0.9	8,471
Arcos, LLC	One stop	L + 5.75%		N/A(6)	02/2021	—	—	—	—
						8,471	8,404	0.9	8,471
Total non-controlled/non-affiliate company debt investments						$1,820,673	$1,799,763	185.7%	$1,798,361

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Investments (14)(15)
Aerospace and Defense
NTS Technical Systems	Common stock	N/A	N/A	N/A	2	$1,506	0.1%	$527
NTS Technical Systems	Preferred stock	N/A	N/A	N/A	—	256	0.1	364
NTS Technical Systems	Preferred stock	N/A	N/A	N/A	—	128	—	204
Tresys Technology Holdings, Inc.	Common stock	N/A	N/A	N/A	295	295	—	—
Whitcraft LLC	Common stock	N/A	N/A	N/A	4	375	0.1	760
						2,560	0.3	1,855
Automobile
Grease Monkey International, LLC	LLC units	N/A	N/A	N/A	354	354	0.1	694
Polk Acquisition Corp.	LP interest	N/A	N/A	N/A	1	144	—	64
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A	N/A	—	207	—	207
						705	0.1	965
Beverage, Food and Tobacco
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	1,013
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	—	75	0.1	591
Cafe Rio Holding, Inc.	Common stock	N/A	N/A	N/A	2	224	—	285
Global ID Corporation	LLC interest	N/A	N/A	N/A	2	242	—	349
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	27	130	—	128
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	12	36	—	36
Mendocino Farms, LLC	Common stock	N/A	N/A	N/A	11	50	—	48
Purfoods, LLC	LLC interest	N/A	N/A	N/A	381	381	0.1	709
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	2	945	0.1	926
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	205	205	—	210
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	205	—	—	—
						2,987	0.4	4,295
Buildings and Real Estate
Brooks Equipment Company, LLC	Common stock	N/A	N/A	N/A	10	1,021	0.2	2,345

Chemicals, Plastics and Rubber
Flexan, LLC	Common stock	N/A	N/A	N/A	1	—	—	—
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	90	—	90
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	70	—	62
						160	—	152
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	LLC units	N/A	N/A	N/A	—	54	—	23
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	5	—	18
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	370	—	3
Inventus Power, Inc.	Common stock	N/A	N/A	N/A	—	—	—	—
Reladyne, Inc.	LP interest	N/A	N/A	N/A	—	272	0.1	626
Sunless Merger Sub, Inc.	LP interest	N/A	N/A	N/A	160	160	—	—
						861	0.1	670

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A	N/A	N/A	296	$296	—%	$156
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	67	341	0.1	519
Astute Holdings, Inc.	LP interest	N/A	N/A	N/A	—	103	—	103
Calabrio, Inc.	Common stock	N/A	N/A	N/A	13	100	—	100
Caliper Software, Inc.	Common stock	N/A	N/A	N/A	104	104	—	162
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	1	1,172	0.1	1,310
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	—	16	—	17
Centrify Corporation	LP interest	N/A	N/A	N/A	123	—	—	—
Centrify Corporation	LP interest	N/A	N/A	N/A	—	348	—	316
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	33	207	—	223
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	29	39	—	91
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	1	87	—	143
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	69	69	—	103
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	1,632	196	—	184
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	558	96	—	112
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	338	61	—	69
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	57	10	—	13
DISA Holdings Acquisition Subsidiary Corp.	Common stock	N/A	N/A	N/A	—	154	—	314
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	1	98	0.1	386
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	348	0.1	531
Hydraulic Authority III Limited(8)(9)(10)	Preferred stock	N/A	N/A	N/A	133	170	—	180
Hydraulic Authority III Limited(8)(9)(10)	Common stock	N/A	N/A	N/A	3	—	—	56
Internet Truckstop Group LLC	LP interest	N/A	N/A	N/A	88	88	—	88
Kareo, Inc.	Warrant	N/A	N/A	N/A	23	160	—	2
Kareo, Inc.	Warrant	N/A	N/A	N/A	2	—	—	6
Kareo, Inc.	Preferred stock	N/A	N/A	N/A	1	4	—	4
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	1	369	—	212
MetricStream, Inc.	Warrant	N/A	N/A	N/A	74	113	—	113
MMan Acquisition Co.	Common stock	N/A	N/A	N/A	—	19	0.1	761
Namely, Inc.	Warrant	N/A	N/A	N/A	5	8	—	8
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	—	346	0.1	473
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	187	—	209
Personify, Inc.	LLC units	N/A	N/A	N/A	297	297	0.1	419
Pride Midco, Inc.	Preferred stock	N/A	N/A	N/A	1	1,107	0.1	1,219
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	103	4	—	244
Project Alpha Intermediate Holding, Inc.	Common stock	N/A	N/A	N/A	—	417	0.1	535
Property Brands, Inc.	LLC units	N/A	N/A	N/A	28	284	0.1	378
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	1	—	—	2
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	—	138	—	146
Vendavo, Inc.	Preferred stock	N/A	N/A	N/A	1,017	1,017	0.2	1,713
Verisys Corporation	LLC interest	N/A	N/A	N/A	261	261	—	218
Vitalyst, LLC	Common stock	N/A	N/A	N/A	1	7	—	—
Vitalyst, LLC	Preferred stock	N/A	N/A	N/A	—	61	—	79
Workforce Software, LLC	LLC units	N/A	N/A	N/A	323	323	0.1	502
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	242	221	—	258
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	43	34	—	14
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	10	10	—	15
						9,490	1.3	12,706

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Ecological
Pace Analytical Services, LLC	Common stock	N/A	N/A	N/A	3	$304	—%	$340

Electronics
Appriss Holdings, Inc.	Preferred stock	N/A	N/A	N/A	—	25	—	25
Diligent Corporation	Preferred stock	N/A	N/A	N/A	56	1	—	245
Episerver, Inc.	Common stock	N/A	N/A	N/A	35	354	0.1	390
Project Silverback Holdings Corp.	Preferred stock	N/A	N/A	N/A	3	6	—	—
SEI, Inc.	LLC units	N/A	N/A	N/A	340	265	0.1	755
Silver Peak Systems, Inc.	Warrant	N/A	N/A	N/A	21	8	—	8
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	2	14	—	—
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	152	—	—
						825	0.2	1,423
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	614	—	336
Acuity Eyecare Holdings, LLC	LLC interest	N/A	N/A	N/A	362	387	0.1	384
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	579	0.1	480
ADCS Clinics Intermediate Holdings, LLC	Common stock	N/A	N/A	N/A	—	6	—	—
Aris Teleradiology Company, LLC	Preferred stock	N/A	N/A	N/A	2	—	—	—
Aris Teleradiology Company, LLC	One stop	N/A	N/A	N/A	1	—	—	—
Aris Teleradiology Company, LLC	Common stock	N/A	N/A	N/A	—	—	—	—
Aspen Medical Products, LLC	Common stock	N/A	N/A	N/A	—	35	—	35
BIO18 Borrower, LLC	LLC interest	N/A	N/A	N/A	92	484	0.1	520
BIOVT, LLC	LLC units	N/A	N/A	N/A	—	407	0.1	805
CRH Healthcare Purchaser, Inc.	LP interest	N/A	N/A	N/A	201	201	—	213
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	8,637	864	0.1	1,164
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	87	9	—	305
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	357	357	0.1	507
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	883	831	—	354
Elite Dental Partners LLC	Common stock	N/A	N/A	N/A	—	360	0.1	453
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	182	—	188
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	18	—	—	87
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	4	4	—	—
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	—	370	—	195
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	133	—	70
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	1	—	—
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	148	148	—	91
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	417	—	122
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	—	387	—	350
Krueger-Gilbert Health Physics, LLC	LLC interest	N/A	N/A	N/A	54	54	—	54
Lombart Brothers, Inc.	Common stock	N/A	N/A	N/A	1	157	—	332
MD Now Holdings, Inc.	LLC units	N/A	N/A	N/A	7	68	—	74
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	182	182	—	100
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	234	234	—	—
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	99
Pinnacle Treatment Centers, Inc.	Common stock	N/A	N/A	N/A	2	2	—	100
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	231	—	284
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	85	—	235

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education, and Childcare - (continued)
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	11	$76	—%	$59
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	7	683	0.1	468
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	3	3	—	—
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	—	249	—	10
SLMP, LLC	LLC interest	N/A	N/A	N/A	289	290	—	356
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	36
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	62	—	80
SSH Corporation	Common stock	N/A	N/A	N/A	—	40	—	178
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	68	—	33
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	1	—	—	—
Surgical Information Systems, LLC	Common stock	N/A	N/A	N/A	4	414	0.1	459
WHCG Management, LLC	LLC interest	N/A	N/A	N/A	—	246	—	66
						10,037	0.9	9,682
Insurance
Captive Resources Midco, LLC(16)	LLC units	N/A	N/A	N/A	1	—	0.1	388
Internet Pipeline, Inc.	Common stock	N/A	N/A	N/A	44	1	—	246
Internet Pipeline, Inc.	Preferred stock	N/A	N/A	N/A	—	72	—	109
Orchid Underwriters Agency, LLC	LP interest	N/A	N/A	N/A	37	37	—	41
						110	0.1	784
Leisure, Amusement, Motion Pictures, Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	1,002
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	—	414	0.1	466
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	31	49	—	50
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	21	33	—	34
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	18	27	—	28
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	15	24	—	24
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	7	10	—	10
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	1	1	—	1
						1,270	0.2	1,615
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC(16)	LLC units	N/A	N/A	N/A	11	106	—	183
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	210	0.2	1,741
						316	0.2	1,924
Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A	N/A	N/A	70	70	—	48
Community Veterinary Partners, LLC	Common stock	N/A	N/A	N/A	2	244	—	344
PPV Intermediate Holdings II, LLC	LLC interest	N/A	N/A	N/A	13	13	—	13
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	—	161	—	135
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A	N/A	12	124	—	157
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	64	2	—	72
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	216	0.1	358
Wetzel's Pretzels, LLC	Common stock	N/A	N/A	N/A	—	160	—	250
						990	0.1	1,377
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	240	—	93

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail Stores
Batteries Plus Holding Corporation	LP interest	N/A		N/A	N/A	5	$529	0.1%	$783
Cycle Gear, Inc.	LLC units	N/A		N/A	N/A	19	248	0.1	405
DTLR, Inc.	LLC interest	N/A		N/A	N/A	4	411	0.1	821
Elite Sportswear, L.P.	LLC interest	N/A		N/A	N/A	—	165	—	—
Feeders Supply Company, LLC	Preferred stock	N/A		N/A	N/A	2	192	—	199
Feeders Supply Company, LLC	Common stock	N/A		N/A	N/A	—	—	—	—
Jet Equipment & Tools Ltd.(8)(9)(12)	LLC units	N/A		N/A	N/A	—	339	0.1	536
Marshall Retail Group LLC, The	LLC units	N/A		N/A	N/A	15	154	—	138
Paper Source, Inc.	Common stock	N/A		N/A	N/A	8	1,387	0.1	499
Pet Holdings ULC(8)(12)	LP interest	N/A		N/A	N/A	455	386	—	177
Pet Supplies Plus, LLC	LLC units	N/A		N/A	N/A	67	67	—	92
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A		N/A	N/A	2	180	—	259
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A		N/A	N/A	—	36	—	54
							4,094	0.5	3,963

Total non-controlled/non-affiliate company equity investments							$35,970	4.6%	$44,189

Total non-controlled/non-affiliate company investments						$1,820,673	$1,835,733	190.3%	$1,842,550

Non-controlled affiliate company investments(17)
Debt investments
Beverage, Food and Tobacco
Uinta Brewing Company(7)(8)	One stop	L + 4.00%	(a)	6.40%	08/2021	154	$154	—%	$134
Uinta Brewing Company^(7)(8)	One stop	L + 4.00%	(a)	6.40%	08/2021	771	768	0.1	628
						925	922	0.1	762
Diversified/Conglomerate Service
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.59%	10/2023	2,296	2,251	0.2	2,066
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.59%	10/2023	192	189	—	173
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.59%	10/2023	17	17	—	15
Switchfly LLC(8)	One stop	L + 8.50%		N/A(6)	10/2023	—	—	—	—
						2,505	2,457	0.2	2,254
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(8)	One stop	L + 11.00%	(a)	11.40% cash/2.00% PIK	05/2020	4,118	4,118	0.4	3,912
Benetech, Inc.(8)	One stop	P + 9.75%	(a)(f)	13.07% cash/2.00% PIK	05/2020	452	452	0.1	395
						4,570	4,570	0.5	4,307

Total non-controlled affiliate company debt investments						$8,000	$7,949	0.8%	$7,323

Equity Investments (14)(15)
Beverage, Food and Tobacco
Uinta Brewing Company(8)	Common stock	N/A		N/A	N/A	123	$—	—%	$130
Uinta Brewing Company(8)	LP interest	N/A		N/A	N/A	462	462	—	—
							462	—	130
Diversified/Conglomerate Service
Switchfly LLC(8)	LLC units	N/A		N/A	N/A	1,467	815	0.1	1,068

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(8)	LLC interest	N/A	N/A	N/A	56	$—	—%	$8
Benetech, Inc.(8)	LLC interest	N/A	N/A	N/A	56	—	—	—
						—	—	8

Total non-controlled affiliate company equity investments						$1,277	0.1%	$1,206

Total non-controlled affiliate company investments					$8,000	$9,226	0.9%	$8,529

Controlled affiliate company investments(18)
Equity Investments(14)(15)
Investment Funds and Vehicles
Senior Loan Fund LLC(8)(19)	LLC interest	N/A	N/A	N/A	74,882	$74,882	7.4%	$71,742

Total controlled affiliate company equity investments						$74,882	7.4%	$71,742

Total investments					$1,828,673	$1,919,841	198.6%	$1,922,821

Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, and restricted foreign currencies
Cash, foreign currencies, restricted cash and restricted foreign currencies						$85,070	8.8%	$85,070
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			2.25% (20)			25,584	2.6	25,584
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, and restricted foreign currencies						$110,654	11.4%	$110,654

Total investments and cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies						$2,030,495	210.0%	$2,033,475

^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 6).
*	Denotes that all or a portion of the loan secures the notes offered in the 2018 Debt Securitization (as defined in Note 6).
~	Denotes that all or a portion of the loan collateralizes the MS Credit Facility II (as defined in Note 6).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Euro Interbank Offered Rate ("EURIBOR" or "E") or Prime ("P") and which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of June 30, 2019. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of June 28, 2019, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 28, 2019, as the loan may have priced or repriced based on an index rate prior to June 28, 2019.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 2.39% as of June 28, 2019.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 2.33% as of June 28, 2019.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.32% as of June 28, 2019.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.20% as of June 28, 2019.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 2.18% as of June 28, 2019.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 5.50% as of June 28, 2019.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.39% as of June 28, 2019.
(h) Denotes that all or a portion of the loan was indexed to the 30-day GBP LIBOR, which was 0.72% as of June 28, 2019.
(i) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.77% as of June 28, 2019.
(j) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 0.85% as of June 28, 2019.
(k) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 1.25% as of June 28, 2019.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2019.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

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

(6)	The entire commitment was unfunded as of June 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Loan was on non-accrual status as of June 30, 2019, meaning that the Company has ceased recognizing interest income on the loan.

(8)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2019, total non-qualifying assets at fair value represented 7.6% of the Company's total assets calculated in accordance with the 1940 Act.

(9)
Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Transactions.

(10)	The headquarters of this portfolio company is located in the United Kingdom.

(11)	The headquarters of this portfolio company is located in Australia.

(12)	The headquarters of this portfolio company is located in Canada.

(13)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing ("ASC Topic 860"), and therefore, the asset remains in the Consolidated Schedule of Investments. See Note 6. Borrowings.

(14)	Equity investments are non-income producing securities unless otherwise noted.

(15)	Ownership of certain equity investments may occur through a holding company or partnership.

(16)	The Company holds an equity investment that entitles it to receive preferential dividends.
(17)As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities ("non-controlled affiliate"). Transactions related to investments in non-controlled affiliates for the nine months ended June 30, 2019 were as follows:

Portfolio Company	Fair value as of September 30, 2018	Purchases (cost)(l)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of June 30, 2019	Net realized gain/(loss)	Interest and fee income	Dividend income
Benetech, Inc.	$4,496	$287	$(197)	$—	$2	$(273)	$4,315	$—	$456	$—
Switchfly LLC	2,788	407	—	—	(9)	136	3,322	—	96	—
Uinta Brewing Company(m)	—	—	—	1,384	—	(492)	892	—	—	—
Total Non-Controlled Affiliates	$7,284	$694	$(197)	$1,384	$(7)	$(629)	$8,529	$—	$552	$—

(l)	Purchases at cost includes amounts related to payment-in-kind ("PIK") interest capitalized and added to the principal balance of the respective loans.
(m)	During the three months ended March 31, 2019, the Company's ownership increased to over five percent of the portfolio company's voting securities.
(18)As defined in the 1940 Act, the Company is deemed to be both an "affiliated person" of and "control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) ("controlled affiliate"). Transactions related to investments in controlled affiliates for the nine months ended June 30, 2019 were as follows:

Portfolio Company	Fair value as of September 30, 2018	Purchases (cost)	Redemptions (cost)	Transfer in (out)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of June 30, 2019	Net realized gain/(loss)	Interest and fee income	Dividend income
Senior Loan Fund LLC(n)	$71,084	$1,750	$(2,275)	$—	$—	$1,183	$71,742	$—	$—	$—
Total Controlled Affiliates	$71,084	$1,750	$(2,275)	$—	$—	$1,183	$71,742	$—	$—	$—

(n)
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

(19)
The Company generally receives quarterly profit distributions from its equity investment in SLF. For each of the three and nine months ended June 30, 2019, the Company did not receive a profit distribution from its equity investment in SLF. See Note 4. Investments.

(20)	The rate shown is the annualized seven-day yield as of June 28, 2019.

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

On November 27, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Golub Capital Investment Corporation, a Maryland corporation (“GCIC”), Fifth Ave Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), the Investment Adviser and, for certain limited purposes, the Administrator. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into GCIC, with GCIC continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “Initial Merger”) and, immediately thereafter, GCIC will merge with and into the Company, with the Company continuing as the surviving company (together with the Initial Merger, the “Merger”). Refer to Note 11. Pending Merger with Golub Capital Investment Corporation for discussion of the Merger.

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

Any changes to the valuation methodology are reviewed by management and the Company’s board of directors (the “Board”) to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in Note 5. Fair Value Measurements.

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

Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), Golub Capital BDC 2010-1 LLC (“2010 Issuer”), Golub Capital BDC CLO 2014 LLC (“2014 Issuer”), Golub Capital BDC CLO III Depositor LLC (“2018 CLO Depositor”), Golub Capital BDC CLO III LLC (“2018 Issuer”), Golub Capital BDC Funding LLC (“Funding”), Golub Capital BDC Funding II LLC (“Funding II”), Golub Capital BDC Holdings, LLC (“BDC Holdings”), GC SBIC IV, L.P. (“SBIC IV”), GC SBIC V, L.P. (“SBIC V”) and GC SBIC VI, L.P. (“SBIC VI”). The Company does not consolidate its non-controlling interest in SLF. See further description of the Company’s investment in SLF in Note 4. Investments.

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including BDC Holdings, 2010 Issuer, 2014 Issuer, 2018 Issuer, Funding and Funding II that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

Cash, cash equivalents and foreign currencies: Cash, cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Restricted cash and cash equivalents and restricted foreign currencies:  Restricted cash and cash equivalents and restricted foreign currencies include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and cash equivalents and restricted foreign currencies are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. In addition, restricted cash, cash equivalents and restricted foreign currencies include amounts held within the Company’s small business investment company (“SBIC”) subsidiaries. The amounts held within the SBICs are generally restricted to the originations of new loans by the SBICs and the payment of U.S. Small Business Administration (“SBA”) debentures and related interest expense.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2019, interest income included $2,694 and $6,624, respectively, of accretion of discounts. For the three and nine months ended June 30, 2018, interest income included $2,350 and $7,420, respectively, of accretion of discounts. For the three and nine months ended June 30, 2019, the Company received loan origination fees of $3,475 and $8,127, respectively. For the three and nine months ended June 30, 2018, the Company received loan origination fees of $1,933 and $6,038, respectively.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2019, the Company recorded PIK income of $293 and $683, respectively, and received PIK payments in cash of $0 and $41, respectively. For the three and nine months ended June 30, 2018, the Company recorded PIK income of $203 and $722, respectively, and received PIK payments in cash of $0 and $2, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and nine months ended June 30, 2019, fee income included $240 and $681, respectively, of prepayment premiums, which fees are non-recurring. For the three and nine months ended June 30, 2018, fee income included $346 and $1,312, respectively, of prepayment premiums, which fees are non-recurring.

For the three and nine months ended June 30, 2019, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $39,829 and $115,954, respectively. For the three and nine months ended June 30, 2018, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $34,961 and $96,924, respectively.

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

For the three and nine months ended June 30, 2019, excluding the Company's investment in LLC equity interests in SLF, the Company recorded dividend income of $59 and $117, respectively, and return of capital distributions, excluding the Company's investment in LLC equity interests in SLF, of $0 and $0, respectively. For the three and nine months ended June 30, 2019, the Company recorded dividend income of $0 and $0, respectively, and return of capital distributions of $0 and $2,275, respectively, from the Company's investment in LLC equity interests in SLF. For the three and nine months ended June 30, 2018, excluding the Company's investment in LLC equity interests in SLF, the Company recorded dividend income of $10 and $620, respectively, and return of capital distributions, excluding the Company's investment in LLC equity interests in SLF, of $0 and $373, respectively. For the three and nine months ended June 30, 2018, the Company recorded dividend income of $2,050 and $5,868, respectively, and return of capital distributions of $4,463 and $8,663, respectively, from the Company's investment in LLC equity interests in SLF.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $7,094 and $5,625 as of June 30, 2019 and September 30, 2018, respectively.

Partial loan sales:  The Company follows the guidance in ASC Topic 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s Consolidated Statements of Financial Condition and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 5 Fair Value Measurements for additional information.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that it's estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. No U.S. federal excise tax was incurred for the three and nine months ended June 30, 2019 and 2018.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2019. The Company's tax returns for the 2015 through 2018 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan:  The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2019 and the Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Effective as of August 6, 2019, the Company may repurchase up to $150,000 fo the Company's common stock pursuant to the Program. Prior to such date, the Program permitted up to $75,000 of repurchases. The Company did not make any repurchases of its common stock during each of the three and nine months ended June 30, 2019 and June 30, 2018.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2019 and September 30, 2018, the Company had deferred debt issuance costs of $4,780 and $2,934, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the three and nine months ended June 30, 2019, was $461 and $1,597, respectively. Amortization expense for the three and nine months ended June 30, 2018, was $807 and $2,242, respectively.

Accounting for derivative instruments:  The Company does not utilize hedge accounting and marks its derivatives, if any, to market through a net change in unrealized appreciation (depreciation) on derivative instruments in the Consolidated Statements of Operations.

Securities Exchange Commission (“SEC”) Disclosure Update and Simplification: In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the "SEC Release"), amending certain disclosure requirements intended to facilitate the disclosure of information to investors and simplify compliance. The effective date for the SEC Release is for all filings on or after November 5, 2018. The Company first adopted the SEC Release for the fiscal year ended September 30, 2018. The SEC Release required presentation changes to the Company's Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets. Prior to adoption, the Company presented, in accordance with previous SEC rules, distributable earnings on the Consolidated Statements of Financial Condition, as three components: 1) undistributed net investment income; 2) net unrealized appreciation (depreciation) on investments; and 3) net realized gain (loss) on investments and presented distributions from distributable earnings on the Consolidated Statements of Changes in Net Assets as two components: 1) distributions from net investment income; and 2) distributions from realized gain. In accordance with the SEC Release, distributable earnings and distributions from distributable earnings are shown in total on the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets, respectively. The changes in presentation have been retrospectively applied to the Consolidated Statements of Changes in Net Assets for the nine months ended June 30, 2018.

The following table provides the reconciliation of the components of distributable earnings to conform to the current period presentation for the nine months ended June 30, 2018:

	Total increase (decrease) for the nine months ended June 30, 2018
	Undistributed Net Investment Income	Net Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Distributable Earnings
Net investment income	$55,755	$—	$—	$55,755
Net realized gain (loss) on investments and foreign currency transactions	—	—	14,702	14,702
Net change in unrealized gain (loss) on investments and foreign currency translation	—	(4,390)	—	(4,390)
Net increase in net assets from operations	$55,755	$(4,390)	$14,702	$66,067

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table provides the reconciliation of the components of distributions from distributable earnings to conform to the current period presentation for the nine months ended June 30, 2018:

Total increase (decrease) for the nine months ended June 30, 2018
Distributions to stockholders:
Distributions from net investment income	$(59,127)
Distributions from realized gain	(2,979)
Distributions from distributable earnings	$(62,106)

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

For the three and nine months ended June 30, 2019, the Income Incentive Fee incurred was $3,501 and $9,697, respectively. For the three and nine months ended June 30, 2018, the Income Incentive Fee incurred was $2,832 and $7,181, respectively.

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

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended June 30, 2019, the Company accrued a capital gain incentive fee of $28. For the nine months ended June 30, 2019, the Company had a reversal of the accrual of the capital gain incentive fee of $1,119. For the three and nine months ended June 30, 2018, the Company accrued a capital gain incentive fee of $741 and $2,274, respectively. Changes in the accrual for the capital gain incentive fee are included in incentive fee in the Consolidated Statements of Operations. As of June 30, 2019 and September 30, 2018, included in management and incentive fees payable on the Consolidated Statements of Financial Condition were $4,462 and $7,158, respectively, for cumulative accruals for capital gain incentive fees under GAAP, including the amounts payable pursuant to the Investment Advisory Agreement described above.

As of June 30, 2019 and September 30, 2018 the Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) was $0 and $2,303, respectively. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company paid $1,578 and $1,196 of Capital Gain Incentive Fee calculated in accordance with the Investment Advisory Agreement as of December 31, 2018 and December 31, 2017, respectively. The Company did not pay any capital gain incentive fee under the Investment Advisory Agreement for any period ended prior to December 31, 2017.

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

Included in accounts payable and accrued expenses is $680 and $616 as of June 30, 2019 and September 30, 2018, respectively, for accrued allocated shared services under the Administration Agreement.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2019 were $338 and $1,547, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2018 were $410 and $1,730, respectively.

As of June 30, 2019 and September 30, 2018, included in accounts payable and accrued expenses were $1,265 and $364, respectively, for accrued expenses paid on behalf of the Company by the Administrator.

On June 22, 2016, the Company entered into an unsecured revolving credit facility with the Investment Adviser, (as amended, the "Adviser Revolver"), with a maximum credit limit of $20,000 and expiration date of June 22, 2019. On June 21, 2019, the Company entered into an amendment to the Adviser Revolver to, among other things, (a) extend the maturity date from June 22, 2019 to June 21, 2022 and (b) increase the borrowing capacity from $20,000 to $40,000. Refer to Note 6. Borrowings for discussion of the Adviser Revolver.

During the three and nine months ended June 30, 2019, the Company did not sell any investments or unfunded commitments to SLF. During the three and nine months ended June 30, 2018, the Company sold $0 and $6,191, respectively, of investments and unfunded commitments to SLF at fair value and recognized $0 and $20, respectively, of net realized gains.

During the three and nine months ended June 30, 2019, SLF incurred an administrative service fee of $65 and $209, respectively. During the three and nine months ended June 30, 2018, SLF incurred an administrative service fee of $119 and $340, respectively.

On November 27, 2018, the Company entered into the Merger Agreement with GCIC, Merger Sub, the Investment Adviser and, for certain limited purposes, the Administrator. Refer to Note 11. Pending Merger with Golub Capital Investment Corporation for discussion of the Merger.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments

Investments as of June 30, 2019 and September 30, 2018 consisted of the following:

	As of June 30, 2019			As of September 30, 2018
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$268,417	$266,005	$264,915	$233,064	$230,846	$231,169
One stop	1,549,120	1,530,684	1,529,670	1,443,980	1,426,640	1,430,196
Second lien	10,965	10,856	10,928	9,435	9,338	9,435
Subordinated debt	171	167	171	251	251	251
LLC equity interests in SLF(1)	N/A	74,882	71,742	N/A	75,407	71,084
Equity	N/A	37,247	45,395	N/A	38,170	40,706
Total	$1,828,673	$1,919,841	$1,922,821	$1,686,730	$1,780,652	$1,782,841

(1)	SLF’s proceeds from the LLC equity interests invested in SLF were utilized by SLF to invest in senior secured loans.
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of June 30, 2019		As of September 30, 2018
Amortized Cost:
United States
Mid-Atlantic	$391,286	20.4%	$354,662	19.9%
Midwest	391,868	20.4	370,239	20.8
West	369,902	19.3	306,052	17.2
Southeast	433,595	22.6	422,844	23.7
Southwest	194,395	10.1	186,468	10.5
Northeast	92,374	4.8	125,329	7.0
Canada	35,574	1.8	15,058	0.9
United Kingdom	9,693	0.5	—	—
Australia	1,154	0.1	—	—
Total	$1,919,841	100.0%	$1,780,652	100.0%

Fair Value:
United States
Mid-Atlantic	$388,916	20.2%	$347,560	19.5%
Midwest	391,945	20.4	371,141	20.8
West	368,007	19.1	306,074	17.2
Southeast	439,235	22.8	428,235	24.0
Southwest	195,681	10.2	189,379	10.6
Northeast	92,291	4.8	125,051	7.0
Canada	35,907	1.9	15,401	0.9
United Kingdom	9,670	0.5	—	—
Australia	1,169	0.1	—	—
Total	$1,922,821	100.0%	$1,782,841	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2019 and September 30, 2018 were as follows:

	As of June 30, 2019		As of September 30, 2018
Amortized Cost:
Aerospace and Defense	$59,037	3.1%	$51,288	2.9%
Automobile	24,613	1.3	18,934	1.1
Beverage, Food and Tobacco	97,867	5.1	99,594	5.6
Broadcasting and Entertainment	1,434	0.1	1,444	0.1
Buildings and Real Estate	62,895	3.3	63,109	3.5
Chemicals, Plastics and Rubber	10,323	0.5	10,277	0.6
Diversified/Conglomerate Manufacturing	57,544	3.0	96,892	5.4
Diversified/Conglomerate Service	638,777	33.3	460,166	25.8
Ecological	18,972	1.0	18,852	1.1
Electronics	110,654	5.8	130,457	7.3
Finance	4,770	0.2	—	—
Grocery	291	0.0 *	16,203	0.9
Healthcare, Education and Childcare	370,227	19.3	337,499	19.0
Home and Office Furnishings, Housewares, and Durable Consumer	13,051	0.7	12,861	0.7
Hotels, Motels, Inns, and Gaming	—	—	15,383	0.9
Insurance	53,699	2.8	45,865	2.6
Investment Funds and Vehicles	74,882	3.9	75,407	4.2
Leisure, Amusement, Motion Pictures, Entertainment	80,381	4.2	80,302	4.5
Mining, Steel, Iron and Non-Precious Metals	4,570	0.2	4,478	0.3
Oil and Gas	14,327	0.7	14,211	0.8
Personal and Non Durable Consumer Products (Mfg. Only)	35,616	1.9	68,129	3.8
Personal, Food and Miscellaneous Services	32,305	1.7	31,526	1.8
Printing and Publishing	4,206	0.2	4,200	0.2
Retail Stores	133,035	6.9	111,550	6.3
Telecommunications	5,776	0.3	6,310	0.3
Textiles and Leather	2,185	0.1	2,196	0.1
Utilities	8,404	0.4	3,519	0.2
Total	$1,919,841	100.0%	$1,780,652	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of June 30, 2019		As of September 30, 2018
Fair Value:
Aerospace and Defense	$57,983	3.0%	$47,891	2.7%
Automobile	24,995	1.3	19,158	1.1
Beverage, Food and Tobacco	99,109	5.2	99,608	5.6
Broadcasting and Entertainment	1,436	0.1	1,447	0.1
Buildings and Real Estate	64,867	3.4	65,255	3.7
Chemicals, Plastics and Rubber	10,454	0.5	10,356	0.6
Diversified/Conglomerate Manufacturing	57,031	3.0	96,663	5.4
Diversified/Conglomerate Service	644,546	33.5	466,037	26.1
Ecological	19,304	1.0	19,148	1.1
Electronics	109,255	5.7	130,472	7.3
Finance	4,779	0.2	—	—
Grocery	270	0.0 *	14,629	0.8
Healthcare, Education and Childcare	364,667	19.0	333,736	18.7
Home and Office Furnishings, Housewares, and Durable Consumer	12,776	0.7	12,831	0.7
Hotels, Motels, Inns, and Gaming	—	—	15,592	0.9
Insurance	54,868	2.8	47,041	2.6
Investment Funds and Vehicles	71,742	3.7	71,084	4.0
Leisure, Amusement, Motion Pictures, Entertainment	81,038	4.2	81,907	4.6
Mining, Steel, Iron and Non-Precious Metals	4,315	0.2	4,496	0.3
Oil and Gas	14,433	0.8	14,340	0.8
Personal and Non Durable Consumer Products (Mfg. Only)	37,506	2.0	69,912	3.9
Personal, Food and Miscellaneous Services	32,879	1.7	32,253	1.8
Printing and Publishing	4,122	0.2	4,167	0.2
Retail Stores	133,975	7.0	112,738	6.3
Telecommunications	5,837	0.3	6,393	0.4
Textiles and Leather	2,163	0.1	2,134	0.1
Utilities	8,471	0.4	3,553	0.2
Total	$1,922,821	100.0%	$1,782,841	100.0%
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

As of June 30, 2019 and September 30, 2018, SLF was capitalized by LLC equity interest subscriptions from its members. As of June 30, 2019 and September 30, 2018, the Company and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. SLF’s profits and losses are allocated to the Company and RGA in accordance with their respective ownership interests.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”), which as of June 30, 2019 allowed SLF II to borrow up to $77,138 at any one time outstanding, subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ended August 29, 2018, and after such date, the maximum commitment is equal to advances outstanding. The stated maturity date is August 30, 2022. As of June 30, 2019 and September 30, 2018, SLF II had outstanding debt under the SLF Credit Facility of $77,138 and $104,622, respectively. As of June 30, 2019, the SLF Credit Facility bears interest at one-month LIBOR plus 2.05% per annum.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of June 30, 2019 and September 30, 2018, SLF had the following commitments from its members (in the aggregate):

	As of June 30, 2019		As of September 30, 2018
	Committed	Funded(1)	Committed	Funded(1)
LLC equity commitments	$200,000	$85,580	$200,000	$86,180
Total	$200,000	$85,580	$200,000	$86,180

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of June 30, 2019 and September 30, 2018, SLF had total assets at fair value of $159,520 and $186,326, respectively. As of June 30, 2019, SLF had seven portfolio company investments in three portfolio companies on non-accrual status with a fair value of $8,509. As of September 30, 2018, SLF had two portfolio company investments in one portfolio company on non-accrual status with a fair value of $3,856. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of June 30, 2019 and September 30, 2018, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $4,465 and $5,920, respectively.

Below is a summary of SLF’s senior secured loan portfolio, followed by a listing of the individual investments in SLF’s portfolio as of June 30, 2019 and September 30, 2018:

	As of June 30, 2019	As of September 30, 2018
Senior secured loans(1)	$165,211	$183,668
Weighted average current interest rate on senior secured loans(2)	7.6%	7.5%
Number of borrowers in SLF	28	32
Largest portfolio company investments(1)	$12,688	$13,716
Total of five largest portfolio company investments(1)	$55,288	$57,330

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Investment Portfolio as of June 30, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
Polk Acquisition Corp.(4)	Automobile	Senior loan	06/2022	7.6%	$4,477	$4,388
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.9	90	88
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.6	52	51
Rubio's Restaurants, Inc (4)	Beverage, Food and Tobacco	Senior loan	10/2019	7.6	4,902	4,804
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	2,282	2,282
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	119	119
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	63	63
Paradigm DKD Group, LLC(5)	Buildings and Real Estate	Senior loan	05/2020	10.5	1,951	781
Paradigm DKD Group, LLC(5)	Buildings and Real Estate	Senior loan	05/2020	10.5	596	238
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	5,920	5,920
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	1,644	1,644
Flexan, LLC(4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	10.0	520	520
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(4)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.3	5,278	5,278
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior loan	06/2022	6.7	4,785	4,785
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior loan	06/2022	6.9	248	248
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.3	4,488	4,488
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2020	N/A(6)	—	—
Gamma Technologies, LLC(4)	Electronics	Senior loan	06/2024	7.7	10,109	10,109
SEI, Inc.(4)	Electronics	Senior loan	07/2023	7.2	12,611	12,611
SEI, Inc.	Electronics	Senior loan	07/2023	N/A(6)	—	—
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.3	4,213	3,876
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.3	3,303	3,038
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.3	586	539
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.3	438	403
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.3	216	199
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior loan	12/2019	7.3	6,172	3,086
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior loan	12/2019	10.8	2,139	4
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior loan	12/2019	7.3	422	211
Advanced Pain Management Holdings, Inc.(5)(7)	Healthcare, Education and Childcare	Senior loan	12/2019	7.3	193	(212)
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.7	8,437	8,437
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.7	4,251	4,251
Joerns Healthcare, LLC(4)(5)	Healthcare, Education and Childcare	Senior loan	05/2020	8.5	8,002	4,401
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	10/2019	8.4	743	743
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	10/2019	8.4	743	743
Pyramid Healthcare, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	10,073	10,073
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	8.9	147	147
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.0	99	99
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	N/A(6)	—	—
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	7.69% cash/1.00% PIK	4,341	3,907
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.7	70	62
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.7	64	57
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.7	45	40
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.4	2,809	2,809

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Investment Portfolio as of June 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
WHCG Management, LLC (4)	Healthcare, Education and Childcare	Senior loan	03/2023	7.3%	$7,840	$7,370
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2022	6.6	5,567	5,567
1A Smart Start LLC(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.8	2,969	2,969
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2022	6.6	3,795	3,795
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2021	N/A(6)	—	—
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.7	9,561	9,561
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	N/A(6)	—	—
W3 Co.	Oil and Gas	Senior loan	03/2022	8.4	1,244	1,235
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.9	2,440	2,391
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.4	12	11
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.8	2,398	2,398
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.8	1,206	1,206
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.8	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.8	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	N/A(6)	—	—
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.1	4,418	4,414
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	N/A(6)	—	—
Boot Barn, Inc.(4)	Retail Stores	Senior loan	06/2023	6.8	6,022	6,022
Total senior loan investments					$165,211	$152,367

W3 Co.(8)(9)	Oil and Gas	LLC units	N/A	N/A	3	1,219
W3 Co.(8)(9)	Oil and Gas	Preferred stock	N/A	N/A	—	200
Total equity investments						$1,419

Total investments					$165,211	$153,786

(1)	Represents the weighted average annual current interest rate as of June 30, 2019. All interest rates are payable in cash.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(4)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of June 30, 2019. As such, no interest is being earned on this investment.

(6)	The entire commitment was unfunded as of June 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(8)	Equity investment received as a result of the portfolio company's debt restructuring.

(9)	Non-income producing.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4%	4,345	3,997
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	45	42
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	64	59
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior Loan	09/2022	6.4	2,354	2,342
SEI, Inc.(4)	Electronics	Senior Loan	07/2023	7.5	13,716	13,716
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	7.0	10,142	10,142
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	4,507	4,416
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	486	476
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	7.1	650	637
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	7.1	239	235
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	3,532	3,460
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior Loan	01/2024	6.6	2,830	2,830
W3 Co.	Oil and Gas	Senior Loan	03/2022	8.2	1,253	1,251
WHCG Management, LLC(4)	Healthcare, Education and Childcare	Senior Loan	03/2023	7.4	7,900	7,900
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior Loan	08/2022	6.5	5,609	5,609
Total senior loan investments					$183,668	$178,053

Payless ShoeSource, Inc. (6)(7)	Retail Stores	LLC interest	N/A	N/A	35	$54
W3 Co. (6)(7)	Oil and Gas	LLC units	N/A	N/A	3	1,073
Total equity investments						$1,127

Total investments					$183,668	$179,180

(1)	Represents the weighted average annual current interest rate as of September 30, 2018. All interest rates are payable in cash, except where PIK is shown.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(4)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of September 30, 2018. As such, no interest is being earned on this investment.

(6)	Equity investment received as a result of the portfolio company's debt restructuring.

(7)	Non-income producing.
As of June 30, 2019, the Company has committed to fund $175,000 of LLC equity interest subscriptions to SLF. As of June 30, 2019 and September 30, 2018, $74,883 and $75,407, respectively, of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and nine months ended June 30, 2019, the Company received no dividend income from the LLC equity interests in SLF. For the three and nine months ended June 30, 2018, the Company received $2,050 and $5,868, respectively, in dividend income from the LLC equity interests in SLF.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

See below for certain summarized financial information for SLF as of June 30, 2019 and September 30, 2018 and for the three and nine months ended June 30, 2019 and 2018:

	As of June 30, 2019	As of September 30, 2018
Selected Balance Sheet Information:
Investments, at fair value	$153,786	$179,180
Cash and other assets	5,734	7,146
Total assets	$159,520	$186,326
Senior credit facility	$77,138	$104,622
Unamortized debt issuance costs	—	(18)
Other liabilities	391	484
Total liabilities	77,529	105,088
Members’ equity	81,991	81,238
Total liabilities and members' equity	$159,520	$186,326

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Selected Statement of Operations Information:
Interest income	$3,217	$4,692	$10,392	$14,444
Fee income	—	—	9	25
Total investment income	3,217	4,692	10,401	14,469
Interest and other debt financing expense	980	1,662	3,300	5,506
Administrative service fee	65	119	209	340
Other expenses	23	30	72	87
Total expenses	1,068	1,811	3,581	5,933
Net investment income	2,149	2,881	6,820	8,536
Net realized gain (loss) on investments	—	—	(1,315)	—
Net change in unrealized appreciation (depreciation) on investments	(2,149)	(1,196)	(4,153)	(2,414)
Net increase (decrease) in members' equity	$—	$1,685	$1,352	$6,122

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2019 and 2018. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2019 and September 30, 2018, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs.

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

As of June 30, 2019 and September 30, 2018, there were no secured borrowings outstanding. Previous secured borrowings were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

The following tables present fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2019 and September 30, 2018:

As of June 30, 2019	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,805,684	$1,805,684
Equity investments(1)	—	—	45,395	45,395
Money market funds(1)(2)	25,584	—	—	25,584
Investment measured at NAV(3)(4)	—	—	—	71,742
Total assets, at fair value:	$25,584	$—	$1,851,079	$1,948,405

As of September 30, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,671,051	$1,671,051
Equity investments(1)	—	—	40,706	40,706
Money market funds(1)(2)	10,532	—	—	10,532
Investment measured at NAV(3)(4)	—	—	—	71,084
Total assets, at fair value:	$10,532	$—	$1,711,757	$1,793,373

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents and restricted cash, cash equivalents and foreign currencies on the Consolidated Statements of Financial Condition.

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
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2019, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2019 was $1,732 and $2,667, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2018, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2018 was $1,374 and $6,702, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2019 and 2018:

	For the nine months ended June 30, 2019
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,671,051	$40,706	$1,711,757
Net change in unrealized appreciation (depreciation) on investments	(6,004)	5,612	(392)
Realized gain (loss) on investments	(2,473)	(2,044)	(4,517)
Funding of (proceeds from) revolving loans, net	2,264	—	2,264
Fundings of investments	448,538	6,214	454,752
PIK interest	1,811	—	1,811
Proceeds from principal payments and sales of portfolio investments	(316,127)	(5,093)	(321,220)
Accretion of discounts and amortization of premiums	6,624	—	6,624
Fair value, end of period	$1,805,684	$45,395	$1,851,079

	For the nine months ended June 30, 2018
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,538,606	$51,394	$1,590,000
Net change in unrealized appreciation (depreciation) on investments	3,661	(7,626)	(3,965)
Realized gain (loss) on investments	(4,175)	18,919	14,744
Funding of (proceeds from) revolving loans, net	(4,334)	—	(4,334)
Fundings of investments	453,084	4,387	457,471
PIK interest	710	—	710
Proceeds from principal payments and sales of portfolio investments	(332,675)	(23,435)	(356,110)
Accretion of discounts and amortization of premiums	7,420	—	7,420
Fair value, end of period	$1,662,297	$43,639	$1,705,936

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2019 and September 30, 2018.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Senior secured loans(1)(2)	$256,042	Market rate approach	Market interest rate	4.3% - 11.0% (7.2%)
		Market comparable companies	EBITDA multiples	5.0x - 24.0x (11.8x)
	8,079	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(1)(3)(4)	$1,523,370	Market rate approach	Market interest rate	2.0% - 17.8% (8.5%)
		Market comparable companies	EBITDA multiples	5.0x - 47.0x (14.1x)
			Revenue multiples	1.5x - 14.2x (6.2x)
	—	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(1)(5)	$11,099	Market rate approach	Market interest rate	7.5% - 24.3% (12.2%)
		Market comparable companies	EBITDA multiples	8.5x - 17.5x (9.8x)
			Revenue multiples	3.0x - 3.0x (3.0x)
Equity(6)(7)	$45,395	Market comparable companies	EBITDA multiples	3.0x - 47.0x (13.1x)
			Revenue multiples	1.5x - 6.0x (3.9x)

(1)
The fair value of this asset class was determined using the market rate and market comparable approaches, as applicable, as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of June 30, 2019 was determined using the market rate and market comparable approaches, as applicable.

(2)	Excludes $794 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(3)	Excludes $6,300 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(4)	The Company valued $1,324,228 and $199,142 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)
The Company valued $11,095 and $4 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(6)	Excludes $71,742 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.

(7)	The Company valued $39,570 and $5,825 of equity investments using EBITDA and revenue multiples, respectively.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of June 30, 2019 and September 30, 2018. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of June 30, 2019		As of September 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$1,047,136	$1,035,465	$845,683	$837,578
Other short-term borrowings	3,501	3,501	—	—

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019 the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.  The Company currently intends to target a GAAP debt-to-equity ratio of about 1.0x. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from the asset coverage calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than the applicable asset coverage requirement under the 1940 Act. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of June 30, 2019, the Company’s asset coverage for borrowed amounts was 227.84% (excluding the SBA debentures).

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the 2010 Debt Securitization was based on three-month LIBOR. For the three and nine months ended June 30, 2019 and 2018, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Stated interest expense	$—	$2,141	$—	$5,666
Amortization of debt issuance costs	—	43	—	180
Total interest and other debt financing expenses	$—	$2,184	$—	$5,846
Cash paid for interest expense	$—	$1,826	$—	$5,253
Annualized average stated interest rate	N/A	4.2%	N/A	3.7%
Average outstanding balance	$—	$205,000	$—	$205,000

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization initially consisted of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received and retained $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. On March 23, 2018, the Company and the 2014 Issuer amended the 2014 Debt Securitization to, among other things, (a) refinance the issued Class A-1 2014 Notes by redeeming in full the $191,000 of Class A-1 2014 Notes and issuing new Class A-1-R 2014 Notes in an aggregate principal amount of $191,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.75% of the previously outstanding Class A-1 2014 Notes, (b) refinance the Class A-2 2014 Notes by redeeming in full the $20,000 of Class A-2 2014 Notes and issuing new Class A-2-R 2014 Notes in an aggregate principal amount of $20,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.95% of the previously outstanding Class A-2 2014 Notes, (c) refinance the Class B 2014 Notes by redeeming in full the $35,000 of Class B 2014 Notes and issuing new Class B-R 2014 Notes in an aggregate principal amount of $35,000 that bear interest at a rate of three-month LIBOR plus 1.40%, which is a decrease from the rate of three-month LIBOR plus 2.50% of the previously outstanding Class B 2014 Notes, (d) refinance the Class C 2014 Notes by redeeming in full the $37,500 of Class C 2014 Notes and issuing new Class C-R 2014 Notes in an aggregate principal amount of $37,500 that bear interest at a rate of three-month LIBOR plus 1.55%, which is a decrease from the rate of three-month LIBOR plus 3.50% of the previously outstanding Class C 2014 Notes. The Class C-R 2014 Notes were retained by the Company, and the Company remains the sole owner of the equity of the 2014 Issuer. The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the June 30, 2019 and September 30, 2018 Consolidated Statements of Financial Condition as debt of the Company and the Class C-R 2014 Notes and LLC equity interests were eliminated in consolidation.

Through April 28, 2018, all principal collections received on the underlying collateral could have been used by the 2014 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2014 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2014 Debt Securitization. For the three and nine months ended June 30, 2019, the Company had repayments on the 2014 Notes of $24,720 and $42,760, respectively. For the three and nine months ended June 30, 2018, the Company had no repayments on the 2014 Notes. The 2014 Notes are scheduled to mature on April 25, 2026.

As of June 30, 2019 and September 30, 2018, there were 69 and 83 portfolio companies with a total fair value of $282,335 and $346,130, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of June 30, 2019 based on the last interest rate reset was 2.6%. For the three and nine months ended June 30, 2019 and 2018, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Stated interest expense	$1,501	$2,083	$4,899	$6,254
Amortization of debt issuance costs	—	371	110	710
Total interest and other debt financing expenses	$1,501	$2,454	$5,009	$6,964
Cash paid for interest expense	$1,709	$741	$5,109	$6,191
Annualized average stated interest rate	3.7%	3.4%	3.7%	3.4%
Average outstanding balance	$161,242	$246,000	$178,184	$246,000

As of June 30, 2019, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1-R, A-2-R and B-R 2014 Notes are as follows:

Description	Class A-1-R 2014 Notes	Class A-2-R 2014 Notes	Class B-R 2014 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$108,375	$11,348	$35,000
Moody’s Rating	"Aaa"	"Aaa"	"Aa1"
S&P Rating	"AAA"	"AAA"	"AA+"
Interest Rate	LIBOR + 0.95%	LIBOR + 0.95%	LIBOR + 1.40%

On November 16, 2018, the Company completed a $602.4 million term debt securitization (the “2018 Debt Securitization”). The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by the 2018 Issuer, a subsidiary of 2018 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327.0 million of AAA/AAA Class A 2018 Notes, which bear interest at the three-month LIBOR plus 1.48%; $61.2 million of AA Class B 2018 Notes, which bear interest at the three-month LIBOR plus 2.10%; $20.0 million of A Class C-1 2018 Notes, which bear interest at the three-month LIBOR plus 2.80%; $38.8 million of A Class C-2 2018 Notes, which bear interest at the three-month LIBOR plus 2.65%; $42.0 million of BBB- Class D 2018 Notes, which bear interest at the three-month LIBOR plus 2.95%; and $113.4 million of Subordinated 2018 Notes which do not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. Through January 20, 2023, all principal collections received on the underlying collateral may be used by the 2018 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the June 30, 2019 Consolidated Statements of Financial Condition as debt of the Company. As of June 30, 2019 the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of June 30, 2019, there were 99 portfolio companies with a total fair value of $586,975 securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of June 30, 2019 based on the last interest rate reset was 2.6%. For the three and nine months ended June 30, 2019 and 2018, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Stated interest expense	$4,408	$—	$10,986	$—
Amortization of debt issuance costs	105	—	262	—
Total interest and other debt financing expenses	$4,513	$—	$11,248	$—
Cash paid for interest expense	$7,629	$—	$7,629	$—
Annualized average stated interest rate	4.3%	N/A	4.3%	N/A
Average outstanding balance	$408,200	$—	$339,419	$—

As of June 30, 2019, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B and C-1 2018 Notes are as follows:

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

As part of each of the 2010 Debt Securitization, the 2014 Debt Securitization and the 2018 Debt Securitization, GBDC entered into master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2010 Issuer, the 2014 Issuer and the 2018 Issuer, as applicable, and to purchase or otherwise acquire the Subordinated 2010 Notes, the LLC equity interests in the 2014 Issuer and the Subordinated 2018 Notes, as applicable. As of June 30, 2019, the 2014 Notes and the 2018 Notes (other than the Subordinated 2018 Notes) were the secured obligations of the 2014 Issuer and 2018 Issuer, respectively, and indentures governing each of the 2014 Notes and the 2018 Notes include customary covenants and events of default.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350,000 and the maximum amount that a single SBIC licensee may issue is $175,000. As of June 30, 2019, SBIC IV, SBIC V and SBIC VI had $115,000, $162,500 and $22,000, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2029. As of September 30, 2018, SBIC IV, SBIC V and SBIC VI had $115,000, $150,000 and $12,500, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2028. The reinvestment period for SBIC IV expired on September 30, 2018. The original amount of debentures committed to SBIC IV by the

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SBA was $150,000. In March 2018 and September 2017, SBIC IV repaid $10,000 and $25,000, respectively, of the aggregate principal amount of the SBA-guaranteed debentures outstanding at the time and $10,000 and $25,000, respectively, of debenture commitments were terminated. As of June 30, 2019, SBIC V and SBIC VI had $12,500 and $28,000 of undrawn debenture commitments, respectively, none of which is available to be drawn, subject to SBA regulatory requirements. As of September 30, 2018, SBIC V and SBIC VI had $0 and $37,500 of undrawn debenture commitments, respectively, of which $0 and $9,500, respectively, was available to be drawn, subject to SBA regulatory requirements.

The interest rate on the outstanding debentures as of June 30, 2019 is fixed at an average annualized interest rate of 3.4%. For the three and nine months ended June 30, 2019 and 2018, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Stated interest expense	$2,424	$2,337	$7,171	$6,876
Amortization of debt issuance costs	216	272	648	821
Total interest and other debt financing expenses	$2,640	$2,609	$7,819	$7,697
Cash paid for interest expense	$—	$—	$4,711	$4,512
Annualized average stated interest rate	3.4%	3.4%	3.4%	3.4%
Average outstanding balance	$287,549	$277,500	$283,703	$272,780

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

As of June 30, 2019 and September 30, 2018, the Company had outstanding debt under the Credit Facility of $0 and $136,000, respectively. For the three and nine months ended June 30, 2019, the Company had borrowings on the Credit Facility of $0 and $274,522, respectively, and repayments on the Credit Facility of $0 and $410,547, respectively. For the three and nine months ended June 30, 2018, the Company had borrowings on the Credit Facility of $150,950 and $394,300, respectively, and repayments on the Credit Facility of $110,200 and $309,950, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For the three and nine months ended June 30, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Stated interest expense	$—	$1,052	$1,455	$2,565
Facility fees	—	84	189	521
Amortization of debt issuance costs	—	121	156	531
Total interest and other debt financing expenses	$—	$1,257	$1,800	$3,617
Cash paid for interest expense and facility fees	$—	$1,061	$2,033	$2,995
Annualized average stated interest rate	N/A	4.1%	4.5%	3.7%
Average outstanding balance	$—	$102,335	$42,788	$92,197

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

As of June 30, 2019 and September 30, 2018, the Company had outstanding debt under the MS Credit Facility of $0 and $234,700, respectively. For the three and nine months ended June 30, 2019, the Company had borrowings on the MS Credit Facility of $0 and $147,100, respectively, and repayments on the MS Credit Facility of $0 and $381,800, respectively. For the three and nine months ended June 30, 2018, the Company had no borrowings or repayments on the MS Credit Facility.

For the three and nine months ended June 30, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Stated interest expense	$—	$—	$1,453	$—
Amortization of debt issuance costs	—	—	190	—
Total interest and other debt financing expenses	$—	$—	$1,643	$—
Cash paid for interest expense and facility fees	$—	$—	$3,174	$—
Annualized average stated interest rate	N/A	N/A	4.2%	N/A
Average outstanding balance	$—	$—	$45,717	$—

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

On February 1, 2019, Funding II entered into a credit facility (the "MS Credit Facility II") with Morgan Stanley Senior Funding, Inc., as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian. As of June 30, 2019, the MS Credit Facility II allows Funding II to borrow up to $200,000 at any one time outstanding, subject to leverage and borrowing base restrictions.
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
As of June 30, 2019 and September 30, 2018, the Company had outstanding debt under the MS Credit Facility II of $184,713 and $0, respectively. For the three and nine months ended June 30, 2019, the Company had borrowings on the MS Credit Facility II of $117,350 and $348,613, respectively, and repayments on the MS Credit Facility II of $109,428 and $164,078, respectively. For the three and nine months ended June 30, 2018, the Company had no borrowings or repayments on the MS Credit Facility II.

For the three and nine months ended June 30, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility II were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Stated interest expense	$1,991	$—	$3,179	$—
Facility fees	38	—	64	—
Amortization of debt issuance costs	140	—	231	—
Total interest and other debt financing expenses	$2,169	$—	$3,474	$—
Cash paid for interest expense and facility fees	$1,421	$—	$1,421	$—
Annualized average stated interest rate	4.4%	N/A	4.4%	N/A
Average outstanding balance	$181,512	$—	$95,814	$—

Revolver:  On June 22, 2016, the Company entered into the Adviser Revolver with the Investment Adviser with a maximum credit limit of $20,000 and expiration date of June 22, 2019. On June 21, 2019, the Company and the Investment Adviser amended the Adviser Revolver to and among other things, (a) increase the maximum credit limit to $40,000, and (b) change the expiration date to June 21, 2022. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 2.4% as of June 30, 2019. As of June 30, 2019 and September 30, 2018, the Company had no outstanding debt under the Adviser Revolver. For the three and nine months ended June 30, 2019 and 2018, the Company had no borrowings and repayments, did not incur any interest expense and no cash was paid for interest on the Adviser Revolver.

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

As of June 30, 2019, the Company had $3,605 of short-term borrowings and the fair value of the loans associated with the short-term borrowings were $3,466. As of September 30, 2018, the Company had no short-term borrowings outstanding. For the three and nine months ended June 30, 2019, the annualized effective interest rate on short-term borrowings was 4.9% and 4.8%,

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

respectively, and interest expense was $26 and $276, respectively. For the three and nine months ended June 30, 2018, the annualized effective interest rate on short-term borrowings was 4.9%, and interest expense was $52. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2019, reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $105. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2018, reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $86.

For the three and nine months ended June 30, 2019, the average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, the 2018 Debt Securitization, SBA debentures, Credit Facility, MS Credit Facility, MS Credit Facility II, Adviser Revolver and Other Short-Term Borrowings) was $1,040,683 and $993,221, respectively. For the three and nine months ended June 30, 2018, the average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, SBA debentures, Credit Facility and Adviser Revolver) was $835,120 and $817,405, respectively.

For the three and nine months ended June 30, 2019, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 4.2% and 4.2%, respectively. For the three and nine months ended June 30, 2018, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 4.1% and 4.0%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2019 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2014 Debt Securitization	$154,723	$—	$—	$—	$154,723
2018 Debt Securitization	408,200	—	—	—	408,200
SBA debentures	299,500	80,000	87,350	132,150	—
MS Credit Facility II	184,713	—	—	184,713	—
Other short-term borrowings	3,501	3,501	—	—	—
Total borrowings	$1,050,637	$83,501	$87,350	$316,863	$562,923

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $48,988 and $57,650 under various undrawn revolvers and other credit facilities as of June 30, 2019 and September 30, 2018, respectively. As described in Note 4, the Company had commitments of up to $100,117 and $99,593 to SLF as of June 30, 2019 and September 30, 2018, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of June 30, 2019 and September 30, 2018. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 8. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2019	2018
Net asset value at beginning of period	$16.10	$16.08
Net increase in net assets as a result of issuance of shares(2)	0.01	—
Distributions declared:
From net investment income	(0.95)	(0.99)
From capital gains	(0.13)	(0.05)
Net investment income	0.98	0.93
Net realized gain (loss) on investments and foreign currency transactions	(0.07)	0.25
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	0.01	(0.07)
Net asset value at end of period	$15.95	$16.15
Per share market value at end of period	$17.80	$18.30
Total return based on market value(3)	1.23%	3.21%
Number of common shares outstanding	60,715,908	60,006,524

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2019	2018
Ratio of net investment income to average net assets*	8.18%	7.74%
Ratio of total expenses to average net assets(4)*	8.54%	7.44%
Ratio of incentive fees to average net assets	0.89%	0.98%
Ratio of expenses (without incentive fees) to average net assets*	7.65%	6.46%
Total return based on average net asset value(5)*	7.65%	9.18%
Net assets at end of period	$968,220	$969,322
Average debt outstanding	$993,221	$817,405
Average debt outstanding per share	$16.36	$13.60
Portfolio turnover*	22.15%	27.94%
Asset coverage ratio(6)	227.84%	258.50%
Asset coverage ratio per unit(7)	$2,278	$2,585
Average market value per unit:(8)
2010 Debt Securitization	N/A	N/A
2014 Debt Securitization	N/A	N/A
2018 Debt Securitization	N/A	N/A
SBA Debentures	N/A	N/A
Credit Facility	N/A	N/A
MS Credit Facility	N/A	N/A
MS Credit Facility II	N/A	N/A
Revolver	N/A	N/A
Adviser Revolver	N/A	N/A

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

Note 9. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2019 and 2018:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Earnings available to stockholders	$19,200	$21,720	$55,427	$66,067
Basic and diluted weighted average shares outstanding	60,591,639	59,872,113	60,398,353	59,732,945
Basic and diluted earnings per share	$0.32	$0.36	$0.92	$1.11

Note 10. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended June 30, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine months ended June 30, 2019
11/27/2018	12/12/2018	12/28/2018	$0.44	(1)	$22,339	256,785	$4,134
02/05/2019	03/07/2019	03/28/2019	$0.32		$16,507	165,164	$2,828
05/07/2019	06/07/2019	06/28/2019	$0.32		$17,215	128,505	$2,173
Nine months ended June 30, 2018
11/17/2017	12/12/2017	12/28/2017	$0.40	(2)	$20,959	163,955	$2,872
02/06/2018	03/08/2018	03/30/2018	$0.32		$16,978	126,283	$2,139
05/04/2018	06/08/2018	06/28/2018	$0.32		$16,754	138,993	$2,404

(1)	Includes a special distribution of $0.12 per share.

(2)	Includes a special distribution of $0.08 per share.

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

Consummation of the Merger, which is currently anticipated to occur in September 2019, is subject to certain closing conditions, including (1) requisite approvals of the Company’s stockholders and GCIC’s stockholders, (2) approval of the Company’s stockholders of an amendment to the Investment Advisory Agreement to be effective upon closing of the Merger, (3) the absence of certain legal impediments to the consummation of the Merger, (4) effectiveness of the registration statement for the Company’s common stock to be issued as consideration in the Merger, (5) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (6) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) and (7) a requirement that, as of a determination date that is within 48 hours (excluding Sundays and holidays) prior to the closing of the Merger, both (a) the value of the consideration paid by the Company, measured as the product of the Exchange Ratio and the greater of the closing market price and the NAV per share of the Company’s common stock, is greater than or equal to the NAV per share of GCIC common stock and (b) the product of the Exchange Ratio and the NAV per share of the Company’s common stock is less than or equal to the NAV per share of the GCIC common stock.

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

In connection with the Merger, the Company is seeking stockholder approval to amend the Investment Advisory Agreement to revise (1) the cap on Incentive Fees paid to the Investment Adviser to be calculated on a per share, rather than aggregate, basis, and (2) the calculation of the Income Incentive Fee and Incentive Fee Cap to exclude any amounts resulting solely from the purchase accounting for any premium or discount paid for the acquisition of assets in a merger, such as the premium to NAV to be paid for the shares of GCIC’s common stock in the Merger.

On July 11, 2019, the Company filed an amended registration statement on Form N-14, which included a joint proxy statement of the Company and GCIC and a prospectus of the Company.  The registration statement on Form N-14 was declared effective by the SEC on July 12, 2019.  Special meetings for each of the Company's and GCIC's stockholders are scheduled for September 4, 2019 to vote on the matters described in the joint proxy statement as required by the Merger Agreement.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 7, 2019, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On August 6, 2019, the Board declared a quarterly distribution of $0.32 per share payable on September 27, 2019 to holders of record as of August 19, 2019.

On August 6, 2019, the Board reapproved the Program and increased the amount of shares of the Company's outstanding common stock that may be repurchased on the open market at prices below the Company's NAV as reported in its most recent financial statements to $150,000.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $30.0 billion in capital under management as of June 30, 2019, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2019 and September 30, 2018, our portfolio at fair value was comprised of the following:

	As of June 30, 2019		As of September 30, 2018
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$264,915	13.8%	$231,169	13.0%
One stop	1,529,670	79.5	1,430,196	80.2
Second lien	10,928	0.6	9,435	0.5
Subordinated debt	171	0.0 *	251	0.0 *
LLC equity interests in SLF (1)	71,742	3.7	71,084	4.0
Equity	45,395	2.4	40,706	2.3
Total	$1,922,821	100.0%	$1,782,841	100.0%

*	Represents an amount less than 0.1%.
(1)	Proceeds from the limited liability company, or LLC, equity interests invested in Senior Loan Fund LLC, or SLF, were utilized by SLF to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2019 and September 30, 2018, one stop loans included $199.1 million and $169.4 million, respectively, of late stage lending loans at fair value.

As of June 30, 2019 and September 30, 2018, we had debt and equity investments in 225 and 199 portfolio companies, respectively, and an investment in SLF.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three and nine months ended June 30, 2019 and 2018 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Weighted average annualized income yield (1)	8.6%	8.5%	8.7%	8.2%
Weighted average annualized investment income yield (2)	9.2%	9.1%	9.2%	8.8%
Total return based on average net asset value (3)*	7.9%	9.0%	7.7%	9.2%
Total return based on market value (4)	1.4%	4.2%	1.2%	3.2%

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

GC Advisors, as collateral manager for Golub Capital BDC 2014-LLC, or the 2014 Issuer, our wholly-owned subsidiary, under a collateral management agreement, or the 2014 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2014 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2014 Collateral Management Agreement, the term ‘‘collection period’’ refers to a quarterly period running from the day after the end of the prior collection period to the tenth business day prior to the payment date.

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

On July 11, 2019, we filed an amended registration statement on Form N-14, which included a joint proxy statement of us and GCIC and a prospectus of us.  The registration statement on Form N-14 was declared effective by the SEC on July 12, 2019.  Special meetings for each of our and GCIC's stockholders are scheduled for September 4, 2019 to vote on the matters described in the joint proxy statement as required by the Merger Agreement.

Recent Developments

On August 6, 2019, our board of directors declared a quarterly distribution of $0.32 per share payable on September 27, 2019 to holders of record as of August 19, 2019.

On August 6, 2019, our board of directors reapproved our share repurchase plan, or the Program, and increased the amount our outstanding common stock that may be repurchased on the open market at prices below our NAV as reported in its most recent financial statements to $150.0 million. The Program may be implemented at the discretion of management. The shares may be repurchased from time to time at prevailing market prices, through open market transactions, including block transactions.

Consolidated Results of Operations

Consolidated operating results for the three and nine months ended June 30, 2019 and 2018 are as follows:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In thousands)			(In thousands)
Interest income	$38,828	$33,527	$5,301	$115,409	$96,180	$19,229
Income from accretion of discounts and origination fees	2,694	2,350	344	6,624	7,420	(796)
Dividend income from LLC equity interests in SLF	—	2,050	(2,050)	—	5,868	(5,868)
Dividend income	59	10	49	117	620	(503)
Fee income	524	459	65	1,171	1,655	(484)
Total investment income	42,105	38,396	3,709	123,321	111,743	11,578
Total expenses	22,699	19,680	3,019	64,042	55,988	8,054
Net investment income	19,406	18,716	690	59,279	55,755	3,524
Net realized gain (loss) on investments and foreign currency transactions	(700)	14,839	(15,539)	(4,539)	14,702	(19,241)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	494	(11,835)	12,329	687	(4,390)	5,077
Net increase in net assets resulting from operations	$19,200	$21,720	$(2,520)	$55,427	$66,067	$(10,640)
Average earning debt investments, at fair value(1)	$1,828,616	$1,599,024	$229,592	$1,798,034	$1,591,820	$206,214

(1)	Does not include our investment in LLC equity interests in SLF.
Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended June 30, 2018 to the three months ended June 30, 2019 by $3.7 million primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our investment portfolio, of $229.6 million and an increase in the London Interbank Offered Rate, or LIBOR. These increases were partially offset by a decline in dividend income from our LLC equity interests in SLF of $2.1 million.

Investment income increased from the nine months ended June 30, 2018 to the nine months ended June 30, 2019 by $11.6 million primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our investment portfolio, of $206.2 million and an increase in LIBOR. These increases were partially offset by a decline in accretion of discounts resulting from decreased debt investment payoffs and a decline in dividend income from our LLC equity interests in SLF of $5.9 million.

The income yield by debt security type for the three and nine months ended June 30, 2019 and 2018 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Senior secured	7.6%	7.2%	7.5%	6.5%
One stop	8.7%	8.7%	8.8%	8.5%
Second lien	10.9%	10.5%	10.8%	9.9%
Subordinated debt	7.6%	20.4%	8.5%	20.0%

Annualized income yields on one stop and senior secured loans increased for the three and nine months ended June 30, 2019 primarily due to the rise in LIBOR. As of June 30, 2019, we have three second lien investments and three subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, quarterly income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three and nine months ended June 30, 2019 and 2018:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In thousands)			(In thousands)
Interest and other debt financing expenses	$10,388	$7,749	$2,639	$29,672	$21,934	$7,738
Amortization of debt issuance costs	461	807	(346)	1,597	2,242	(645)
Base management fee	6,675	6,125	550	19,708	17,984	1,724
Income incentive fee	3,500	2,832	668	9,696	7,181	2,515
Capital gain incentive fee	29	741	(712)	(1,118)	2,274	(3,392)
Professional fees	727	705	22	1,981	2,168	(187)
Administrative service fee	681	601	80	2,043	1,840	203
General and administrative expenses	238	120	118	463	365	98
Total expenses	$22,699	$19,680	$3,019	$64,042	$55,988	$8,054
Average debt outstanding	$1,040,682	$835,120	$205,562	$993,221	$817,405	$175,816

Interest Expense

Interest and other debt financing expenses increased by $2.6 million from the three months ended June 30, 2018 to the three months ended June 30, 2019 primarily due an increase in the weighted average of outstanding borrowings from $835.1 million for the three months ended June 30, 2018 to $1,040.7 million for the three months ended June 30, 2019. Interest and other debt financing expenses increased by $7.7 million from the nine months ended June 30, 2018 to the nine months ended June 30, 2019 primarily due to an increase in the weighted average of outstanding borrowings from $817.4 million for the nine months ended June 30, 2018 to $993.2 million for the nine months ended June 30, 2019. For more information about our outstanding borrowings for the three and nine months ended June 30, 2019 and 2018, including the terms thereof, see Note 6. Borrowings in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

The effective average interest rate on our outstanding debt increased to 4.2% for the three months ended June 30, 2019 from 4.1% for the three months ended June 30, 2018 primarily due to an increase in LIBOR, which is the index that determines the interest rate on our floating rate liabilities. The effective average interest rate on our outstanding debt increased to 4.2% for the nine months ended June 30, 2019 from 4.0% for the nine months ended June 30, 2018 primarily due to an increase in LIBOR.

Management Fee

The base management fee increased as a result of a sequential increase in average adjusted gross assets from the three and nine months ended June 30, 2018 to the three and nine months ended June 30, 2019.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $0.7 million and $2.5 million, respectively, from the three and nine months ended June 30, 2018 to the three and nine months ended June 30, 2019, primarily as a result of the increase in Pre-Incentive Fee Net Investment Income (as defined in Note 3 of our consolidated financial statements) of $0.6 million and $2.6 million, respectively. For the three months ended June 30, 2019, while still not fully through the catch-up provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income increased to 15.3% compared to 12.7% for the three months ended June 30, 2018. For the nine months ended June 30, 2019, while still not fully through the catch-up provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income increased to 14.3% compared to 11.0% for nine months ended June 30, 2018.

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

The accrual for the capital gain incentive fee under GAAP was less than $0.1 million and a reversal of $1.1 million, or $0.02 per share for the three and nine months ended June 30, 2019, respectively. The accrual for the capital gain incentive fee under GAAP was $0.7 million, or $0.02 per share, and $2.3 million, or $0.04 per share for the three and nine months ended June 30, 2018, respectively. The decrease in accruals for a capital gain incentive fee under GAAP for the three and nine months ended June 30, 2019 from the three and nine months ended June 30, 2018, was primarily the result of unrealized depreciation of debt and equity investments. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

The cumulative capital gain incentive fee accrued in accordance with GAAP as of June 30, 2019 and 2018 was $4.5 million and $7.2 million, respectively, none of which was payable as a Capital Gain Incentive Fee pursuant to the Investment Advisory Agreement. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. We paid

$1.6 million and $1.2 million in Capital Gain Incentive Fees calculated under the terms of Investment Advisory Agreement as of December 31, 2018 and 2017, respectively. We did not pay any Capital Gain Incentive Fee calculated under the terms of Investment Advisory Agreement prior to December 31, 2017.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.2 million from the three months ended June 30, 2018 to the three months ended June 30, 2019 and increased by $0.1 million from the nine months ended June 30, 2018 to the nine months ended June 30, 2019. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and nine months ended June 30, 2019 and 2018 were $0.4 million and $1.7 million, respectively.

As of June 30, 2019 and September 30, 2018, included in accounts payable and accrued expenses were $1.3 million and $0.4 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2019 and 2018, we did not incur any expense for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$(717)	$14,881	$(15,598)	$(4,517)	$14,744	$(19,261)
Foreign currency transactions	17	(42)	59	(22)	(42)	20
Net realized gain (loss) on investments and foreign currency transactions	$(700)	$14,839	$(15,539)	$(4,539)	$14,702	$(19,241)
Unrealized appreciation on investments	11,003	10,756	247	27,393	23,003	4,390
Unrealized (depreciation) on investments	(10,317)	(22,102)	11,785	(27,785)	(26,968)	(817)
Unrealized appreciation (depreciation) on investments in SLF(1)	—	(575)	575	1,183	(511)	1,694
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(192)	86	(278)	(104)	86	(190)
Net change in unrealized appreciation (depreciation) on investments, investments in SLF and foreign currency translation	$494	$(11,835)	$12,329	$687	$(4,390)	$5,077

(1)	Unrealized appreciation (depreciation) on investments in SLF includes our investment in LLC equity interests in SLF.
For the three months ended June 30, 2019, we had a net realized loss on investments and foreign currency transactions of $0.7 million primarily due to a realized loss recognized on the sale of one portfolio company investment which was partially offset by realized gains on the sale of two portfolio company equity investments. For the nine months ended June 30, 2019, we had a net realized loss of $4.5 million primarily due to realized losses recognized on the restructure of one portfolio company investment, realized losses on the sale of a few portfolio company investments, partially offset by the realized gains from the sale of a few portfolio company investments.

For the three months ended June 30, 2019, we had $11.0 million in unrealized appreciation on 134 portfolio company investments, which was partially offset by $10.3 million in unrealized depreciation on 199 portfolio company investments. For the nine months ended June 30, 2019, we had $27.4 million in unrealized appreciation on 176 portfolio company investments, which was offset by $27.8 million in unrealized depreciation on 197 portfolio company investments. Unrealized appreciation during the three and nine months ended June 30, 2019 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments and the reversal of the net unrealized depreciation associated with the sale or restructure of a few portfolio company investments. Unrealized depreciation resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments during the three and nine months ended June 30, 2019.

For the three months ended June 30, 2019, we had less than $0.1 million in unrealized appreciation on our investment in SLF LLC equity interests, which was primarily driven by net investment income associated with SLF's investment portfolio netted against net negative credit related adjustments at SLF. For the nine months ended June 30, 2019, we had $1.2 million in unrealized appreciation on our investment in SLF LLC equity interests, which was primarily driven by net investment income associated with SLF's investment portfolio netted against net negative credit related adjustments at SLF. SLF did not pay a dividend to us for the three and nine months ended June 30, 2019.

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

Liquidity and Capital Resources

For the nine months ended June 30, 2019, we experienced a net increase in cash, cash equivalents, foreign currencies and restricted cash and cash equivalents and restricted foreign currencies of $64.9 million. During the period, cash used in operating activities was $80.5 million, primarily as a result of fundings of portfolio investments of $456.5 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $323.5 million and net investment income of $59.3 million. Lastly, cash provided by financing activities was $145.4 million, primarily driven by borrowings on debt of $1,200.4 million that were partially offset by repayments of debt of $999.2 million and distributions paid of $56.1 million.

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

As of June 30, 2019 and September 30, 2018, we had cash and cash equivalents of $8.2 million and $5.9 million, respectively. In addition, we had foreign currencies of $0.1 million and $0.2 million as of June 30, 2019 and September 30, 2018, respectively, restricted cash and cash equivalents of $101.5 million and $39.7 million as of June 30, 2019 and September 30, 2018, respectively, and restricted foreign currencies of $0.8 million as of June 30, 2019. We held no restricted foreign currencies as of September 30, 2018, respectively. Cash, cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. As of June 30, 2019, $54.6 million of our restricted cash, cash equivalents and restricted foreign currencies could be used to fund new investments that meet the investment guidelines established in the Debt Securitizations, which are described in further detail in Note 6 to our consolidated financial statements, and for the payment of principal and interest expense on the notes issued in the Debt Securitizations. As of June 30, 2019, $2.8 million of our restricted cash, cash equivalents and restricted foreign currencies was held by Funding and could be used to fund investments. As of June 30, 2019, $11.6 million of our restricted cash, cash equivalents and restricted foreign currencies could be used to fund new investments that meet the guidelines under new senior secured revolving credit facility, or MS Credit Facility II, that Golub Capital BDC Funding II LLC, or Funding II, our wholly-owned subsidiary, entered into on February 1, 2019, with Morgan Stanley Senior Funding, Inc., as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian, as well as for the payment of interest expense and revolving debt of the MS Credit Facility II. As of June 30, 2019, $32.9 million of our restricted cash, cash equivalents and restricted foreign currencies could be used to fund new investments that meet the regulatory and investment guidelines established by the U.S. Small Business Administration, or SBA, for our small business investment company, or SBIC, subsidiaries which are described in further detail in Note 6 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

On February 1, 2019, Funding II entered into the MS Credit Facility II. As of June 30, 2019, the MS Credit Facility II allowed Funding II to borrow up to $200.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2019, we had $184.7 million outstanding under the MS Credit Facility II. As of June 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $15.3 million of remaining commitments and $15.3 million of availability on the MS Credit Facility II.
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

On June 22, 2016, we entered into an unsecured revolving credit facility with GC Advisors, or the Adviser Revolver, which permitted us to borrow up to $20.0 million at any one time outstanding. On June 21, 2019, we entered into an amendment to the Adviser Revolver to, among other things, (a) extend the maturity date from June 22, 2019 to June 21, 2022 and (b) increase the borrowing capacity from $20.0 million to $40.0 million. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within the same quarter in which they are drawn. As of June 30, 2019 and September 30, 2018, we had no amounts outstanding on the Adviser Revolver.

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

The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the June 30, 2019 Consolidated Statements of Financial Condition as our debt and the Class C-R 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of June 30, 2019, we had outstanding debt under the 2014 Debt Securitization of $154.7 million. The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the September 30, 2018 Consolidated Statements of Financial Condition as our debt and the Class C-R 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of September 30, 2018, we had outstanding debt under the 2014 Debt Securitization of $197.5 million.

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

The Class A, Class B and Class C-1 2018 Notes are included in the June 30, 2019 Consolidated Statements of Financial Condition as our debt and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of June 30, 2019, we had outstanding debt under the 2018 Debt Securitization of $408.2 million.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350.0 million and the maximum amount that a single SBIC licensee may issue is $175.0 million. As of June 30, 2019, GC SBIC IV, L.P., or SBIC IV, GC SBIC V, L.P., or SBIC V, and GC SBIC VI, L.P., or SBIC VI, had $115.0 million, $162.5 million, and $22.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2029. As of September 30, 2018, SBIC IV, SBIC V and SBIC VI, had $115.0 million, $150.0 million and $12.5 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2028. The reinvestment period for SBIC IV expired on September 30, 2018. The original amount of debentures committed to SBIC IV by the SBA was $150.0 million. In March 2018 and September 2017, SBIC IV repaid $10.0 million and $25.0 million, respectively, of the aggregate principal amount of the SBA-guaranteed debentures outstanding at the time and $10.0 million and $25.0 million, respectively, of debenture commitments were terminated. As of June 30, 2019, SBIC V and SBIC VI had $12.5 million and $28.0 million of undrawn debenture commitments, respectively, none of which was available to be drawn, subject to SBA regulatory requirements. As of September 30, 2018, SBIC V and SBIC VI had $0 and $37.5 million of undrawn debenture commitments, respectively, of which $0 and $9.5 million, respectively, was available to be drawn, subject to SBA regulatory requirements.

As of June 30, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. On February 5, 2019, our stockholders voted to approve the application of the reduced asset coverage requirements to 150% in accordance with Section 61(a)(2) of the 1940 Act, which was amended by the Small Business Credit Availability Act enacted into law in March 2018, and the reduced asset coverage requirements approved by our stockholders became effective as of February 6, 2019.We currently intend to continue to target a GAAP debt-to-equity ratio of about 1.0x.

On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from our asset coverage calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150% This provides us with increased investment flexibility but also increases our risks related to leverage. As of June 30, 2019, our asset coverage for borrowed amounts was 227.84% (excluding the SBA debentures).

As of June 30, 2019 and September 30, 2018, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $49.0 million and $57.7 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. As of June 30, 2019, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Credit Facility and Adviser Revolver and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2019 and September 30, 2018, we had investments in 225 and 199 portfolio companies, respectively, with a total fair value of $1,851.1 million and $1,711.8 million, respectively, and had investments in SLF with a total fair value of $71.7 million and $71.1 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and nine months ended June 30, 2019 and 2018:

	For the three months ended June 30,				For the nine months ended June 30,
	2019		2018		2019		2018
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$22,686	14.4%	$23,414	11.8%	$73,604	15.5%	$89,295	18.6%
One stop	131,944	84.0	170,496	85.9	393,130	82.5	379,586	79.1
Second lien	1,513	1.0	—	—	1,513	0.3	—	—
Subordinated debt	—	—	184	0.1	23	0.0 *	184	0.0 *
LLC equity interests in SLF(1)	—	—	2,625	1.3	1,750	0.4	6,737	1.4
Equity	908	0.6	1,754	0.9	6,213	1.3	4,387	0.9
Total new investment commitments	$157,051	100.0%	$198,473	100.0%	$476,233	100.0%	$480,189	100.0%

*	Represents an amount less than 0.1%.
(1) SLF's proceeds from LLC equity interests were utilized by SLF to invest in senior secured loans. As of June 30, 2019, SLF had investments in senior secured loans to 28 different borrowers.

For the three and nine months ended June 30, 2019, we had approximately $177.5 million and $315.9 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and nine months ended June

30, 2019, we had sales of investments in six and twelve portfolio companies, respectively, aggregating approximately $1.9 million and $7.5 million, respectively, in net proceeds.

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

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2019(1)			As of September 30, 2018(1)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$265,247	$262,850	$264,121	$230,230	$228,028	$229,886
Non-accrual(2)	3,170	3,155	794	2,834	2,818	1,283
One stop:
Performing	1,540,437	1,522,059	1,523,370	1,435,004	1,417,730	1,425,854
Non-accrual(2)	8,683	8,625	6,300	8,976	8,910	4,342
Second lien:
Performing	10,965	10,856	10,928	9,435	9,338	9,435
Non-accrual(2)	—	—	—	—	—	—
Subordinated debt:
Performing	171	167	171	251	251	251
Non-accrual(2)	—	—	—	—	—	—
LLC equity interests in SLF(3)	N/A	74,882	71,742	N/A	75,407	71,084
Equity	N/A	37,247	45,395	N/A	38,170	40,706
Total	$1,828,673	$1,919,841	$1,922,821	$1,686,730	$1,780,652	$1,782,841

(1)	37 and 27 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of June 30, 2019 and September 30, 2018, respectively.

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
As of June 30, 2019, we had four debt investments on non-accrual status and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.7% and 0.4%, respectively.  As of September 30, 2018, we had three debt investments on non-accrual status and non-accrual investments as a percentage of total investments at cost and fair value were 0.7% and 0.3%, respectively. As of June 30, 2019 and September 30, 2018, the fair value of our debt investments as a percentage of the outstanding principal value was 98.7% and 99.1%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and nine months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Weighted average rate of new investment fundings	8.1%	7.8%	8.1%	7.9%
Weighted average spread over LIBOR of new floating rate investment fundings	5.7%	5.7%	5.9%	6.0%
Weighted average rate of sales and payoffs of portfolio investments(1)	8.8%	8.2%	8.7%	7.9%
Weighted average annualized income yield(2)	8.6%	8.5%	8.7%	8.2%

(1)	Excludes exits on investments on non-accrual status.

(2)
Represents income from interest and fees, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning debt investments, and does not represent a return to any investor in us.

As of June 30, 2019, 96.9% and 96.9% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2018, 98.6% and 98.6% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2019 and September 30, 2018, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding SLF) was $27.1 million and $26.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2019 and September 30, 2018:

	As of June 30, 2019		As of September 30, 2018
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$71,110	3.7%	$113,873	6.4%
4	1,653,286	86.0	1,455,754	81.6
3	178,225	9.3	195,414	11.0
2	20,189	1.0	17,250	1.0
1	11	0.0*	550	0.0 *
Total	$1,922,821	100.0%	$1,782,841	100.0%

*	Represents an amount less than 0.1%.

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

As of June 30, 2019, SLF is capitalized by LLC equity interest subscriptions from its members. As of June 30, 2019 and September 30, 2018, we and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests. SLF’s profits and losses are allocated to us and RGA in accordance with our respective ownership interests.

As of June 30, 2019 and September 30, 2018, SLF had the following commitments from its members (in the aggregate):

	As of June 30, 2019		As of September 30, 2018
	Committed	Funded(1)	Committed	Funded(1)
	(In thousands)		(In thousands)
LLC equity commitments	$200,000	$85,580	$200,000	$86,180
Total	$200,000	$85,580	$200,000	$86,180

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of June 30, 2019, the senior secured revolving credit facility, or, as amended, the SLF Credit Facility, that Senior Loan Fund II LLC, a wholly-owned subsidiary of SLF, or SLF II, entered into with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, allows SLF II to borrow up to $77.1 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ended August 29, 2018, and after such date, the maximum commitment is equal to advances outstanding. The stated maturity date is August 30, 2022. As of June 30, 2019 and September 30, 2018, SLF II had outstanding debt under the SLF Credit Facility of $77.1 million and $104.6 million, respectively. As of June 30, 2019, the SLF Credit Facility bears interest at one-month LIBOR plus 2.05% per annum.

As of June 30, 2019 and September 30, 2018, SLF had total assets at fair value of $159.5 million and $186.3 million, respectively. As of June 30, 2019, SLF had seven portfolio company investments in three portfolio companies on non-accrual status with a fair value of $8.5 million. As of September 30, 2018, SLF had two portfolio company investments in one portfolio company on non-accrual status with a fair value of $3.9 million. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of June 30, 2019 and September 30, 2018, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $4.5 million and $5.9 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of June 30, 2019 and September 30, 2018:

	As of June 30, 2019	As of September 30, 2018
	(Dollars in thousands)
Senior secured loans(1)	$165,211	$183,668
Weighted average current interest rate on senior secured loans(2)	7.6%	7.5%
Number of borrowers in SLF	28	32
Largest portfolio company investment(1)	$12,688	$13,716
Total of five largest portfolio company investments(1)	$55,288	$57,330

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Investment Portfolio as of June 30, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
Polk Acquisition Corp.(4)	Automobile	Senior loan	06/2022	7.6%	$4,477	$4,388
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.9	90	88
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.6	52	51
Rubio's Restaurants, Inc (4)	Beverage, Food and Tobacco	Senior loan	10/2019	7.6	4,902	4,804
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	2,282	2,282
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	119	119
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	63	63
Paradigm DKD Group, LLC(5)	Buildings and Real Estate	Senior loan	05/2020	10.5	1,951	781
Paradigm DKD Group, LLC(5)	Buildings and Real Estate	Senior loan	05/2020	10.5	596	238
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	5,920	5,920
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	8.1	1,644	1,644
Flexan, LLC(4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	10.0	520	520
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(4)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.3	5,278	5,278
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior loan	06/2022	6.7	4,785	4,785
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior loan	06/2022	6.9	248	248
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.3	4,488	4,488
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2020	N/A(6)	—	—
Gamma Technologies, LLC(4)	Electronics	Senior loan	06/2024	7.7	10,109	10,109
SEI, Inc.(4)	Electronics	Senior loan	07/2023	7.2	12,611	12,611
SEI, Inc.	Electronics	Senior loan	07/2023	N/A(6)	—	—
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.3	4,213	3,876
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.3	3,303	3,038
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.3	586	539
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.3	438	403
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	8.3	216	199
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior loan	12/2019	7.3	6,172	3,086
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior loan	12/2019	10.8	2,139	4
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior loan	12/2019	7.3	422	211
Advanced Pain Management Holdings, Inc.(5)(7)	Healthcare, Education and Childcare	Senior loan	12/2019	7.3	193	(212)
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.7	8,437	8,437
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.7	4,251	4,251
Joerns Healthcare, LLC(4)(5)	Healthcare, Education and Childcare	Senior loan	05/2020	8.5	8,002	4,401
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	10/2019	8.4	743	743
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	10/2019	8.4	743	743
Pyramid Healthcare, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	10,073	10,073
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	8.9	147	147
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.0	99	99
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	N/A(6)	—	—
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	7.69% cash/1.00% PIK	4,341	3,907
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.7	70	62
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.7	64	57
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.7	45	40
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.4	2,809	2,809

SLF Investment Portfolio as of June 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
WHCG Management, LLC (4)	Healthcare, Education and Childcare	Senior loan	03/2023	7.3%	$7,840	$7,370
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2022	6.6	5,567	5,567
1A Smart Start LLC(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.8	2,969	2,969
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2022	6.6	3,795	3,795
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2021	N/A(6)	—	—
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.7	9,561	9,561
Self Esteem Brands, LLC (4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	N/A(6)	—	—
W3 Co.	Oil and Gas	Senior loan	03/2022	8.4	1,244	1,235
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.9	2,440	2,391
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.4	12	11
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.8	2,398	2,398
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.8	1,206	1,206
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.8	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.8	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	N/A(6)	—	—
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	7.1	4,418	4,414
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	N/A(6)	—	—
Boot Barn, Inc.(4)	Retail Stores	Senior loan	06/2023	6.8	6,022	6,022
Total senior loan investments					$165,211	$152,367

W3 Co. (8)(9)	Oil and Gas	LLC units	N/A	N/A	3	$1,219
W3 Co. (8)(9)	Oil and Gas	Preferred stock	N/A	N/A	—	200
Total equity investments						$1,419

Total investments					$165,211	$153,786

(1)	Represents the weighted average annual current interest rate as of June 30, 2019. All interest rates are payable in cash, except where PIK is shown.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(4)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of June 30, 2019. As such, no interest is being earned on this investment.

(6)	The entire commitment was unfunded as of June 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(8)	Equity investment received as a result of the portfolio company's debt restructuring.

(9)	Non-income producing.

SLF Investment Portfolio as of September 30, 2018
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	02/2022	7.0%	$2,073	$2,084
1A Smart Start LLC(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	02/2022	6.7	922	924
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior Loan	11/2018	7.2	6,561	3,609
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior Loan	11/2018	7.2	449	247
Boot Barn, Inc.	Retail Stores	Senior Loan	06/2021	6.9	9,533	9,533
Brandmuscle, Inc.	Printing and Publishing	Senior Loan	12/2021	7.1	4,678	4,674
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior Loan	12/2023	7.9	13	13
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior Loan	12/2023	6.7	2,499	2,499
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior Loan	12/2020	7.9	8,502	8,332
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior Loan	12/2020	7.9	4,284	4,198
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	2,417	2,417
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	1,215	1,215
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	58	58
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior Loan	06/2022	6.1	71	71
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior Loan	06/2022	6.1	4,821	4,821
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior Loan	01/2020	7.5	4,540	4,540
Flexan, LLC(4)	Chemicals, Plastics and Rubber	Senior Loan	02/2020	9.8	304	304
Flexan, LLC	Chemicals, Plastics and Rubber	Senior Loan	02/2020	8.1	5,967	5,967
Flexan, LLC	Chemicals, Plastics and Rubber	Senior Loan	02/2020	8.1	1,657	1,657
Gamma Technologies, LLC(4)	Electronics	Senior Loan	06/2024	7.7	10,186	10,186
III US Holdings, LLC	Diversified/Conglomerate Service	Senior Loan	09/2022	9.0	4,927	4,927
Jensen Hughes, Inc.	Buildings and Real Estate	Senior Loan	03/2024	6.7	2,293	2,293
Jensen Hughes, Inc.	Buildings and Real Estate	Senior Loan	03/2024	6.7	119	119
Jensen Hughes, Inc.	Buildings and Real Estate	Senior Loan	03/2024	6.7	64	64
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior Loan	05/2020	8.3	8,745	8,133
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	05/2020	8.5	702	524
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	05/2020	8.5	1,957	1,369
Pasternack Enterprises, Inc. and Fairview Microwave, Inc (4)	Diversified/Conglomerate Manufacturing	Senior Loan	07/2025	6.2	5,318	5,291
Payless ShoeSource, Inc.	Retail Stores	Senior Loan	08/2022	11.3	762	528
Polk Acquisition Corp.	Automobile	Senior Loan	06/2022	7.5	93	93
Polk Acquisition Corp.	Automobile	Senior Loan	06/2022	7.2	4,513	4,513
Polk Acquisition Corp.	Automobile	Senior Loan	06/2022	7.2	53	53
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	411	411
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	10,152	10,152
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	45	45
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	148	148
RSC Acquisition, Inc.(4)	Insurance	Senior Loan	11/2021	6.8	17	17
RSC Acquisition, Inc.(4)	Insurance	Senior Loan	11/2022	6.7	3,824	3,815
Rubio's Restaurants, Inc.(4)	Beverage, Food and Tobacco	Senior Loan	10/2019	7.6	4,941	4,941
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior Loan	04/2019	7.6	991	991
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior Loan	04/2019	7.6	5,061	5,061
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	70	64

SLF Investment Portfolio as of September 30, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4%	4,345	3,997
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	45	42
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	64	59
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior Loan	09/2022	6.4	2,354	2,342
SEI, Inc.(4)	Electronics	Senior Loan	07/2023	7.5	13,716	13,716
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	7.0	10,142	10,142
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	4,507	4,416
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	486	476
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	7.1	650	637
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	7.1	239	235
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	3,532	3,460
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior Loan	01/2024	6.6	2,830	2,830
W3 Co.	Oil and Gas	Senior Loan	03/2022	8.2	1,253	1,251
WHCG Management, LLC(4)	Healthcare, Education and Childcare	Senior Loan	03/2023	7.4	7,900	7,900
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior Loan	08/2022	6.5	5,609	5,609
Total senior loan investments					$183,668	$178,053

Payless ShoeSource, Inc. (6)(7)	Retail Stores	LLC interest	N/A	N/A	35	$54
W3 Co. (6)(7)	Oil and Gas	LLC units	N/A	N/A	3	1,073
Total equity investments						$1,127

Total investments					$183,668	$179,180

(1)	Represents the weighted average annual current interest rate as of September 30, 2018. All interest rates are payable in cash.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(4)	Loan was on non-accrual status as of September 30, 2018. As such, no interest is being earned on this investment.

(5)	Equity investment received as a result of the portfolio company's debt restructuring.

(6)	Non-income producing.
As of June 30, 2019, we have committed to fund $175.0 million of LLC equity interests to SLF. As of June 30, 2019 and September 30, 2018, $74.9 million and $75.4 million, respectively, of our LLC equity interest commitment to SLF had been called and contributed, net of return of capital distributions subject to recall. For the three and nine months ended June 30, 2019, we did not receive dividend income from the SLF LLC equity interests. For the three and nine months ended June 30, 2018, we received $2.1 million and $5.9 million, respectively, in dividend income from the SLF LLC equity interests.

For the three and nine months ended June 30, 2019, we earned an annualized total return on our weighted average capital invested in SLF of 0.0% and 2.3%, respectively. For the three and nine months ended June 30, 2018, we earned an annualized total return on our weighted average capital invested in SLF of 6.2% and 7.6%, respectively. The annualized total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF by the combined daily average of our investments in (1) the NAV of the SLF LLC equity interests, and (2) the principal of the SLF subordinated notes, if any.

Below is certain summarized financial information for SLF as of June 30, 2019 and September 30, 2018, and for the three and nine months ended June 30, 2019 and 2018:

	As of June 30, 2019	As of September 30, 2018
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments, at fair value	$153,786	$179,180
Cash and other assets	5,734	7,146
Total assets	$159,520	$186,326
Senior credit facility	$77,138	$104,622
Unamortized debt issuance costs	—	(18)
Other liabilities	391	484
Total liabilities	77,529	105,088
Members’ equity	81,991	81,238
Total liabilities and members' equity	$159,520	$186,326

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Selected Statement of Operations Information:
Interest income	$3,217	$4,692	$10,392	$14,444
Fee income	—	—	9	25
Total investment income	3,217	4,692	10,401	14,469
Interest and other debt financing expenses	980	1,662	3,300	5,506
Administrative service fee	65	119	209	340
Other expenses	23	30	72	87
Total expenses	1,068	1,811	3,581	5,933
Net investment income	2,149	2,881	6,820	8,536
Net realized gains (losses) on investments	—	—	(1,315)	—
Net change in unrealized appreciation (depreciation) on investments	(2,149)	(1,196)	(4,153)	(2,414)
Net increase (decrease) in members' equity	$—	$1,685	$1,352	$6,122

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of June 30, 2019 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2014 Debt Securitization	$154.7	$—	$—	$—	$154.7
2018 Debt Securitization	408.2	—	—	—	408.2
SBA debentures	299.5	80.0	87.4	132.2	—
MS Credit Facility II	184.7	—	—	184.7	—
Other short-term borrowings	3.5	3.5	—	—	—
Unfunded commitments(1)	49.0	49.0	—	—	—
Total contractual obligations	$1,099.7	$132.5	$87.4	$316.9	$562.9

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in SLF, as of June 30, 2019. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of June 30, 2019, subject to the terms of each loan’s respective credit agreement.
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2019 and September 30, 2018, we had outstanding commitments to fund investments, excluding our investments in SLF, totaling $49.0 million and $57.7 million, respectively. We have commitments of up to $100.1 million and $99.6 million to SLF as of June 30, 2019 and September 30, 2018, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

•
During the first six months of calendar year of 2019, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, did not purchase any shares of our common stock. During calendar year 2018, the Trust, purchased approximately $7.2 million of shares, or 396,099 shares, of our common stock for the purpose of awarding incentive compensation to employees of Golub Capital.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2019 and 2018. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of June 30, 2019 and September 30, 2018, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $7.1 million as of June 30, 2019 and $5.6 million as of September 30, 2018.

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

Income taxes: See “Consolidated Results of Operations - Expenses - Excise Tax Expense.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2019 and September 30, 2018, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01% and 1.01%, respectively. Prior to their redemption on March 23, 2018, the Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization had floating interest rate provisions based on three-month LIBOR that reset quarterly. The Class A-1-R, A-2-R and B-R 2014 Notes issued in connection with the refinancing of the 2014 Debt Securitization have floating rate interest provisions based on the three-month LIBOR that reset quarterly, as do the Class A, B and C-1 2018 Notes issued as part of the 2018 Debt Securitization. Finally, the MS Credit Facility II has a floating interest rate provision primarily based on one-month LIBOR. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of June 30, 2019 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(4,504)	$(1,869)	$(2,635)
Up 50 basis points	9,008	3,738	5,270
Up 100 basis points	18,017	7,476	10,541
Up 150 basis points	27,025	11,215	15,810
Up 200 basis points	36,034	14,953	21,081

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2019, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations and the MS Credit Facility II, or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of June 30, 2019 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended June 30, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2018 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1
Amended and Restated Revolving Loan Agreement, dated as of June 21, 2019, by and among Golub Capital BDC, Inc., as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-00794), filed on June 25, 2019).

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

Golub Capital BDC, Inc.

Dated: August 7, 2019	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2019	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)