Form 10-K
period 2019-09-30
GOLUB CAPITAL BDC, Inc.
filed 2019-11-25
CIK 1476765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
Form 10-K
______________________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant on March 31, 2019 based on the closing price on March 29, 2019 of $17.88 on the Nasdaq Global Select Market was approximately $1,075.4 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 132,658,200 shares of the registrant’s common stock outstanding as of November 25, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2019.

3

PART I
In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and “Golub Capital BDC” refer to Golub Capital BDC, Inc., a Delaware corporation, and its consolidated subsidiaries;

•	“Holdings” refers to Golub Capital BDC 2010-1 Holdings LLC, a Delaware limited liability company, or LLC, our direct subsidiary;

•	“GCIC Holdings” refers to GCIC Holdings LLC, a Delaware limited liability company, or LLC, our direct subsidiary;

•	“2010 Issuer” refers to Golub Capital BDC 2010-1 LLC, a Delaware LLC, our indirect subsidiary;

•	“2014 Issuer” refers to Golub Capital BDC CLO 2014 LLC, a Delaware LLC, our direct subsidiary;

•	“GCIC 2016 Issuer” refers to Golub Capital Investment Corporation CLO 2016(M) LLC, a Delaware LLC, our direct subsidiary;

•	“2018 Issuer” refers to Golub Capital BDC CLO III LLC, a Delaware LLC, our indirect subsidiary;

•	“GCIC 2018 Issuer" refers to Golub Capital Investment Corporation CLO II LLC, a Delaware LLC, our indirect subsidiary;

•	“CLO Depositor” refers to Golub Capital BDC CLO III Depositor LLC, a Delaware LLC, our direct subsidiary;

•	“GCIC CLO Depositor” refers to Golub Capital Investment Corporation CLO II Depositor LLC, a Delaware LLC, our direct subsidiary;

•	“Controlling Class” refers to the most senior class of notes then outstanding of the 2014 Issuer, 2018 Issuer or the GCIC 2018 Issuer, as applicable;

•	“Funding” refers to Golub Capital BDC Funding, LLC, a Delaware LLC, our direct subsidiary;

•	“Funding II” refers to Golub Capital BDC Funding II, LLC, a Delaware LLC, our direct subsidiary;

•	“GCIC Funding” refers to GCIC Funding LLC, a Delaware LLC, our direct subsidiary;

•	“GCIC Funding II” refers to GCIC Funding II LLC, a Delaware LLC, our direct subsidiary;

•	“Merger Sub” refers to Fifth Ave Subsidiary Inc., our wholly owned subsidiary;

•
“GCIC” refers to Golub Capital Investment Corporation; a Maryland corporation and an externally managed, closed-end, non-diversified management investment company that elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act and whose investment adviser was GC Advisors;

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

•
“2018 Debt Securitization” refers to the $602.4 million term debt securitization that we completed on November 16, 2018, in which the 2018 Issuer issued an aggregate of $602.4 million of notes, or the “2018

Notes,” including $327.0 million of Class A 2018 Notes, which bear interest at a rate of three-month LIBOR, plus 1.48%, $61.2 million of Class B 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.10%, $20.0 million of Class C-1 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.80%, $38.8 million of Class C-2 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.65%, $42.0 million of Class D 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.95%, and $113.4 million of Subordinated 2018 Notes that do not bear interest;

•
“GCIC 2018 Debt Securitization” refers to the $908.2 million term debt securitization that we acquired as part of the Merger. On December 13, 2018, the GCIC 2018 Issuer issued an aggregate of $908.2 million of notes, or the "GCIC 2018 Notes", including $490.0 million of AAA/AAA Class A-1 GCIC 2018 Notes, which bear interest at a rate of three-month LIBOR plus 1.48%, $38.5 million of AAA Class A-2 GCIC 2018 Notes, which bear interest at a fixed rate of 4.67%, $18.0 million of AA Class B-1 GCIC 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.25%, $27.0 million of the Class B-2 GCIC 2018 Notes, which bear interest at a rate of three-month LIBOR plus 1.75%, $95.0 million of Class C GCIC 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.30%, $60.0 million of Class D GCIC 2018 Notes, which bear interest at a rate of three-month LIBOR plus 2.75% and $179.7 million of Subordinated GCIC 2018 Notes that do not bear interest;

•
“SLF” refers to Senior Loan Fund LLC, an unconsolidated Delaware LLC, in which we co-invest with RGA Reinsurance Company, or RGA, primarily in senior secured loans. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of SLF must be approved by representatives of each of the members (with unanimous approval required from either (i) one representative of each of us and RGA or (ii) both representatives of each of us and RGA). As of September 30, 2019, we owned 87.5% of the LLC equity interests of SLF. As of September 30, 2019, SLF had LLC equity interest subscriptions from its members totaling $200.0 million of which we have committed to fund $175.0 million;

•
“GCIC SLF” refers to GCIC Senior Loan Fund LLC, an unconsolidated Delaware LLC, that we acquired as part of the Merger, in which we co-invest with Aurora National Life Assurance Company, a wholly-owned subsidiary of RGA, or Aurora, primarily in senior secured loans of middle-market companies. GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of GCIC SLF must be approved by the GCIC SLF investment committee, which consists of two representatives of each of the members (with unanimous approval required from either (i) one representative of each of us and Aurora or (ii) both representatives of each of us and Aurora). As of September 30, 2019, we owned 87.5% of the LLC equity interests of GCIC SLF. As of September 30, 2019, GCIC SLF had LLC equity interest subscriptions from its members totaling $125.0 million, of which we have committed to fund $109.4 million;

•	"Senior Loan Funds" refers collectively to SLF and GCIC SLF, and each a "Senior Loan Fund";

•
“Credit Facility” refers to the amended and restated senior secured revolving credit facility that Funding, originally entered into on July 21, 2011 and terminated on February 4, 2019, with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender and collateral agent, that, as of the date of its termination, allowed for borrowing up to $170 million and bore interest at a rate of one-month LIBOR plus 2.15% per annum through the reinvestment period, which would have ended on September 20, 2019, and that would have matured on September 21, 2023;

•
“WF Credit Facility” refers to the senior secured revolving credit facility that GCIC Funding originally entered into on October 10, 2014 with Wells Fargo Securities, LLC as administrative agent, and Wells Fargo Bank, N.A., as lender, as most recently amended on May 29, 2019, that allowed for borrowing up to $300.0 million as of September 30, 2019 and that bears interest at a rate of one-month LIBOR plus 2.00% per annum through the maturity date, March 21, 2024;

•
“MS Credit Facility” refers to the amended senior secured credit facility that the 2010 Issuer originally entered into on July 20, 2018 and terminated on November 16, 2018, with Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Funding, Inc. as administrative agent, and U.S. Bank National Association, as collateral agent for the administrative agent and the lenders, that, as of the date of its termination, allowed for borrowing up to $450.0 million and bore interest at a rate of one-month LIBOR plus 1.90% per annum through the reinvestment period, which would have ended on January 18, 2019, and that would have matured on March 20, 2019;

•
“DB Credit Facility” refers to the senior secured revolving credit facility that GCIC Funding II entered into on December 31, 2018, with GCIC, as equityholder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian, that as of September 30, 2019, allowed for borrowing up to $250.0 million and that bears interest at a rate of the applicable base rate plus 1.90% per annum through the reinvestment period, which continues through December 31, 2021. Following expiration of the reinvestment period, the interest rate on outstanding borrowings under the DB Credit Facility will reset to the applicable base rate plus 2.00% for the remaining term of the DB Credit Facility, which is scheduled to mature on December 31, 2024. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR with respect to any other advances;

•
“MS Credit Facility II” refers to our senior secured revolving credit facility that Funding II entered into on February 1, 2019, with Morgan Stanley Senior Funding, Inc., as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian, as most recently amended on October 11, 2019, that allowed for borrowing up to $500.0 million as of September 30, 2019 and bears interest at a rate of one-month LIBOR plus 2.05% per annum through the revolving period, which ends February 1, 2021, and bears interest at a rate of one-month LIBOR plus 2.55% following the revolving period through the stated maturity date of February 1, 2024;

•
“Revolving Credit Facilities” refers collectively to, prior to its termination on November 16, 2018, the MS Credit Facility, prior to its termination on February 4, 2019, the Credit Facility, together with the WF Credit Facility, DB Credit Facility and the MS Credit Facility II, and each a “Revolving Credit Facility”;

•	“Initial Merger” refers to the merger, on September 16, 2019, of Merger Sub with and into GCIC, with GCIC as the surviving company;

•
“Subsequent Merger” refers to the merger that occurred immediately after the Initial Merger on September 16, 2019 of GCIC, as the surviving company of the Initial Merger, with and into, with Golub Capital BDC, Inc., as the surviving company;

•	“Merger” refers to the Initial Merger, together with, unless the context otherwise requires, the Subsequent Merger;

•
“Merger Agreement” refers to the Agreement and Plan of Merger, dated November 27, 2018, by and among us, Merger Sub, GCIC, GC Advisors, and, for certain limited purposes, the Administrator, as amended by the First Amendment to the Agreement and Plan of Merger, dated December 21, 2018, by and among us, Merger Sub, GCIC, GC Advisors, and the Administrator and the Second Amendment to the Agreement and Plan of Merger, dated July 11, 2019, by and among us, Merger Sub, GCIC, GC Advisors, and the Administrator;

•
“Adviser Revolver” refers to the line of credit with GC Advisors, which, as of September 30, 2019, allowed for borrowing up to $40.0 million and which was amended on October 28, 2019 to allow for borrowing up to $100.0 million;

•	“GCIC Adviser Revolver” refers to the line of credit originally entered into by GCIC with GC Advisors, which allowed for borrowing up to $40.0 million and was terminated on October 31, 2019;

•	“SBIC Funds” refers collectively to our consolidated subsidiaries, GC SBIC IV, L.P.,GC SBIC V, L.P. and GC SBIC VI, L.P.;

•	“GC Advisors” refers to GC Advisors LLC, a Delaware LLC, our investment adviser;

•	“Administrator” refers to Golub Capital LLC, a Delaware LLC, an affiliate of GC Advisors and our administrator;

•	“Investment Advisory Agreement” refers to the Third Amended and Restated Investment Advisory Agreement by and between us and GC Advisors, dated as of September 16, 2019;

•	“Prior Investment Advisory Agreement” refers to the Second Amended and Restated Investment Advisory Agreement by and between us and GC Advisors, dated as of August 4, 2014; and

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
Our investment objective is to generate current income and capital appreciation by investing primarily in one stop and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $30.0 billion in capital under management as of September 30, 2019, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
We seek to create a portfolio that includes primarily one stop and other senior secured loans by primarily investing approximately $10.0 million to $75.0 million of capital, on average, in the securities of U.S. middle-market companies. We may also selectively invest more than $75.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.
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
GCIC Acquisition
On September 16, 2019, we completed our acquisition of GCIC, pursuant to the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub was first merged with and into GCIC, with GCIC as the surviving company, and, immediately following the Initial Merger, GCIC was then merged with and into us, with us as the surviving company. As a result of, and as of the effective time of, the Merger, GCIC’s separate existence ceased.
In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of GCIC’s common stock was converted into the right to receive 0.865 shares of our common stock (with GCIC’s stockholders receiving cash in lieu of fractional shares of our common stock). As a result of the Merger, we issued an aggregate of 71,779,964 shares of our common stock to former stockholders of GCIC.
Upon the consummation of the Merger, we entered into the Investment Advisory Agreement, with GC Advisors, which replaced the Prior Investment Advisory Agreement.

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
The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov.
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

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of September 30, 2019, Golub Capital had over $30.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 260 middle-market sponsors and repeat transactions with over 180 sponsors.
Golub Capital’s middle-market lending group is managed by a four-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman and Gregory W. Cashman. As of September 30, 2019, Golub Capital’s more than 100 investment professionals had an average of over 12 years of investment experience and were supported by more than 250 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.
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
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$115,318	2.7%	$113,873	6.4%
4	3,787,809	88.2	1,455,754	81.6
3	337,358	7.9	195,414	11.0
2	52,434	1.2	17,250	1.0
1	13	0.0*	550	0.0*
Total	$4,292,932	100.0%	$1,782,841	100.0%

*	Represents an amount less than 0.1%.
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
Senior Loan Funds.  We have invested in the Senior Loan Funds, which as of September 30, 2019, each consisted of a portfolio of loans to different borrowers in industries similar to the companies in our portfolio. The Senior Loan Funds invest primarily in senior secured loans of middle market companies, which debt securities are expected to be secured by a first lien on some or all of the issuer’s assets, including traditional senior debt and any related revolving or similar credit facility, in generally the same manner as our senior secured and one stop loans. The Senior Loan Funds may also invest in more liquid senior secured loans.
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
Investments
We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $10.0 million to $75.0 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2019, as well as the top ten industries in which we were invested as of September 30, 2019, in each case excluding the Senior Loan Funds, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Investments at Fair Value (In thousands)	Percentage of Total Investments
MRI Software LLC	$99,429	2.3%
Diligent Corporation	89,025	2.1
E2open, LLC	86,772	2.0
Transaction Data Systems, Inc.	84,461	2.0
DCA Investment Holding, LLC	81,772	1.9
GS Acquisitionco, Inc.	75,235	1.8
eSolutions, Inc.	70,556	1.6
Integration Appliance, Inc.	68,822	1.6
Clarkson Eyecare LLC	61,578	1.4
Saba Software, Inc.	60,200	1.4
	$777,850	18.1%

Industry	Investments at Fair Value (In thousands)	Percentage of Total Investments
Diversified/Conglomerate Service	$1,442,750	33.6%
Healthcare, Education and Childcare	746,484	17.4
Retail Stores	294,463	6.9
Beverage, Food and Tobacco	252,588	5.9
Electronics	249,678	5.8
Personal, Food and Miscellaneous Services	208,728	4.9
Leisure, Amusement, Motion Pictures, Entertainment	183,836	4.3
Buildings and Real Estate	133,053	3.1
Diversified/Conglomerate Manufacturing	124,040	2.9
Insurance	104,086	2.4
	$3,739,706	87.2%
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
Under each of the Investment Advisory Agreement and the Prior Investment Advisory Agreement, the base management fee is calculated at an annual rate equal to 1.375% of our average adjusted gross assets at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents but including assets purchased with borrowed funds and securitization-related assets and cash collateral on deposit with custodian). Additionally, GC Advisors is voluntarily excluding assets funded with secured borrowing proceeds from the management fee. For services rendered under the Investment Advisory Agreement, or the Prior Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during a current calendar quarter. Base management fees for any partial month or quarter are appropriately pro-rated. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase. To the extent that GC Advisors or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of ours, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to GC Advisors by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by us.
Incentive Fee
We pay GC Advisors an incentive fee. Incentive fees are calculated as described below and payable quarterly in arrears or at the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date).
Cap on Fees. We have structured the calculation of the incentive fee to include a fee limitation such that, under the Investment Advisory Agreement, an incentive fee for any quarter can only be paid to GC Advisors if, after such payment, the cumulative incentive fees paid to GC Advisors, calculated on a per share basis as described below, since April 13, 2010, the effective date of our election to become a business development company, would be less than or equal to 20.0% of our Cumulative Pre-Incentive Fee Net Income (as defined below).
We accomplish this limitation by subjecting each quarterly incentive fee payable under the Income and Capital Gains Incentive Fee Calculation (as defined below) to a cap, or the Incentive Fee Cap. The Incentive Fee Cap in any

quarter is equal to the difference between (a) 20.0% of Cumulative Pre-Incentive Fee Net Income Per Share (as defined below) and (b) Cumulative Incentive Fees Paid Per Share (as defined below). To the extent the Incentive Fee Cap is zero or a negative value in any quarter, no incentive fee would be payable in that quarter. “Cumulative Pre-Incentive Fee Net Income Per Share” under the Investment Advisory Agreement is equal to the sum of Pre-Incentive Fee Net Income Per Share (as defined below) for each quarter since April 13, 2010. “Pre-Incentive Fee Net Income Per Share” for any quarter is equal to (a) the sum of (i) Pre-Incentive Fee Net Investment Income (as defined below) and (ii) Adjusted Capital Returns (as defined below) for the quarter divided by (b) the weighted average number of shares of our common stock outstanding during such quarter. “Adjusted Capital Returns” for any quarter shall be the sum of the realized aggregate capital gains, realized aggregate capital losses, aggregate unrealized capital depreciation and aggregate unrealized capital appreciation for such quarter; provided that the calculation of realized aggregate capital gains, realized aggregate capital losses, aggregate unrealized capital depreciation and aggregate unrealized capital appreciation shall not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation resulting solely from the purchase accounting for any premium or discount paid for the acquisition of assets in a merger. “Cumulative Incentive Fees Paid Per Share” is equal to the sum of Incentive Fees Paid Per Share for each quarter (or portion thereof) since April 13, 2010. “Incentive Fees Paid Per Share” for any quarter is equal to the incentive fees accrued and/or payable by us for such period divided by the weighted average number of shares of our common stock outstanding during such period.
“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, and zero coupon securities, accrued income that we have not yet received in cash. GC Advisors does not return to us amounts paid to it on accrued income that we have not yet received in cash if such income is not ultimately received by us in cash. If we do not ultimately receive income, a loss would be recognized, reducing future fees. The Investment Advisory Agreement, as compared to the Prior Investment Advisory Agreement, excludes the impact of purchase accounting resulting from a merger, including the Merger, from the calculation of income subject to the income incentive fee payable and the calculation of the Incentive Fee Cap. As a result, under the Investment Advisory Agreement, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation or any amortization or accretion of any purchase premium or purchase discount to interest income resulting solely from the purchase accounting for any premium or discount paid for the acquisition of assets in a merger, such as the premium to net asset value paid for the shares of GCIC common stock in the Merger.
The Investment Advisory Agreement, as compared to the Prior Investment Advisory Agreement, converts the cumulative incentive fee cap from an aggregate basis calculation to a per share calculation. Under the Prior Investment Advisory Agreement, the Incentive Fee would not be paid at any time if, after such payment, the cumulative Incentive Fees paid to date would be greater than 20.0% of our Cumulative Pre-Incentive Fee Net Income, which was defined under the Prior Investment Advisory Agreement to equal the sum of Pre-Incentive Fee Net Investment Income for each period since April 13, 2010. Under the Investment Advisory Agreement, the Incentive Fee will not be paid at any time if, after such payment, the Cumulative Incentive Fees Paid Per Share to date would be greater than 20.0% of Cumulative Pre-Incentive Fee Net Income Per Share.
If, for any relevant period, the Incentive Fee Cap calculation results in our paying less than the amount of the Incentive Fee calculated above, then the difference between (a) the Incentive Fees accrued and/or payable by us for such relevant period and (b) the Incentive Fee Cap multiplied by the weighted average number of shares of our common stock outstanding during such relevant period will not be paid by us, and will not be received by GC Advisors, as an incentive fee, either at the end of such relevant period or at the end of any future relevant period.
Income and Capital Gains Incentive Fee Calculation
The income and capital gains incentive fee calculation, or the Income and Capital Gains Incentive Fee Calculation, has two parts: the income component and the capital gains component. The income component is calculated quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. With the exception of the change to the calculation of “Pre-Incentive Fee Net Investment Income”

described above, the income component of the incentive fee is calculated the same under the Investment Advisory Agreement as under the Prior Investment Advisory Agreement.
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
(Expressed as a Percentage of the Value of Net Assets)
Percentage of Pre-Incentive Fee Net Investment Income Allocated to Income Component of Income and Capital Gains Incentive Fee Calculation
The second part of the Income and Capital Gains Incentive Fee Calculation, or the Capital Gain Incentive Fee, equals (a) 20.0% of our Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Capital Gain Incentive Fee is calculated in the same manner under the Investment Advisory Agreement as under the Prior Investment Advisory Agreement. Our “Capital Gain Incentive Fee Base” equals (1) the sum of (i) our realized capital gains, if any, on a cumulative positive basis from April 13, 2010 through the end of each calendar year, (ii) all realized capital losses on a cumulative basis and (iii) all unrealized capital depreciation on a cumulative basis less (2) all unamortized deferred financing costs, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

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

The Capital Gain Incentive Fee payable as calculated under the Prior Investment Advisory Agreement or the Investment Advisory Agreement, as applicable (as described above) for each of the years ended September 30, 2019, 2018 and 2017 was $0, $2.3 million and $0.4 million. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under either the Prior Investment Advisory Agreement or the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual capital gain incentive fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Any payment due under the terms of the Prior Investment Advisory Agreement or the Investment Advisory Agreement is calculated in arrears at the end of each calendar year, and we paid a $1.2 million and $1.6 million Capital Gain Incentive Fee calculated in accordance with the Prior Investment Advisory Agreement as of December 31, 2018 and December 31, 2017, respectively. We did not pay any capital gain incentive fee under the Prior Investment Advisory Agreement for any period ended prior to December 31, 2017. For the years ended September 30, 2019, 2018 and 2017, we accrued (reversed) a Capital Gain Incentive Fee under GAAP of $(5.6) million, $1.5 million, and $2.8 million, respectively.
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

Alternative 1
Additional Assumptions
Investment income (including interest, dividends, fees, etc.) = 1.25%
Pre-Incentive Fee Net Investment Income (investment income adjusted to exclude amortization of purchase premium – (management fee + other expenses)) = 0.556%
Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no Incentive Fee.
Alternative 2
Additional Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.80%
Pre-Incentive Fee Net Investment Income (investment income adjusted to exclude amortization of purchase premium – (management fee + other expenses)) = 2.106%
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
Example 2 — Capital Gain Incentive Fee:
Alternative 1
Assumptions

Year 1:
$20 million investment made in Company A (“Investment A”) and an investment in Company B acquired in a merger (“Investment B”); Investment B is allocated consideration paid, or a cost basis in accordance with GAAP, of $31.5 million.

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
Additional Assumptions

Year 1:
Investment B has a FMV of $30.0 million at the time of the closing of the merger, resulting in a cost basis for purposes of calculating the Incentive Fee Cap of $30 million (excluding the $1.5 million purchase premium paid for the acquisition of Investment B in a merger and corresponding $1.5 million unrealized loss); we have 10,000,000 shares of common stock issued and outstanding

Year 2:	We have 10,000,000 shares of common stock issued and outstanding
Year 3:	We issued 1,000,000 shares of common stock and has 11,000,000 shares of common stock issued and outstanding
Year 4:	We have 11,000,000 shares of common stock issued and outstanding

Year 1:	No adjustment; no realized capital losses or unrealized capital depreciation
Year 2:
Investment A sold at a $5 million loss. Investment B has unrealized capital depreciation of $1 million for purposes of calculating the Incentive Fee Cap. Therefore, GC Advisors would not be paid on the $0.60 per share realized/unrealized loss which would result in a lower Incentive Fee by $0.12 per share.

Year 3:
Investment B has unrealized capital depreciation of $2 million for purposes of calculating the Incentive Fee Cap. Therefore, GC Advisors would not be paid on the $0.18 per share unrealized capital depreciation, which would result in a lower Incentive Fee by $0.04 per share.

Year 4:
Investment B sold resulting in a $5 million realized loss for purposes of calculating the Incentive Fee Cap. Investment B was previously marked down by $3 million for purposes of calculating the New Incentive Fee Cap; therefore, for purposes of calculating the New Incentive Fee Cap we would realize a $5 million loss on Investment B and reverse the previous $3 million in unrealized capital depreciation. The net effect would be a loss for purposes of calculating the Incentive Fee Cap of $2 million. GC Advisors would not be paid on the $0.18 per share loss which would result in a lower Incentive Fee by $0.04 per share.

Alternative 2
Assumption

Year 1:
$20 million investment made in Company A (“Investment A”), an investment in Company B acquired in a merger (“Investment B”); Investment B is allocated consideration paid, or a cost basis in accordance with GAAP, of $31.5 million, and $25 million investment made in Company C (“Investment C”)

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
Additional Assumptions

Year 1:
Investment B has an FMV of $30.0 million at the time of the closing of the merger, resulting in a cost basis for purposes of calculating the Incentive Fee Cap of $30 million (excluding the $1.5 million purchase premium paid for the acquisition of Investment B in a merger and corresponding $1.5 million unrealized loss); we have 10,000,000 shares of common stock issued and outstanding

Year 2:	We have 10,000,000 shares of common stock issued and outstanding
Year 3:	We issue 1,000,000 shares of common stock and have 11,000,000 shares of common stock issued and outstanding
Year 4:	We have 11,000,000 shares of common stock issued and outstanding
Year 5:	We have 11,000,000 shares of common stock issued and outstanding

Year 1:	No adjustment; no realized capital losses or unrealized capital depreciation.
Year 2:
Investment A has unrealized capital depreciation of $2 million. Investment B has unrealized capital depreciation of $5 million for purposes of calculating the Incentive Fee Cap. Therefore, GC Advisors would not be paid on the $0.70 per share unrealized capital depreciation which would result in a lower Incentive Fee by $0.14 per share.

Year 3:
Investment A sold at a $2 million loss. Investment A was previously marked down by $2 million; therefore, we would realize a $2 million loss on Investment A and reverse the previous $2 million in unrealized capital depreciation. Investment B has additional unrealized capital depreciation of$1 million for purposes of calculating the Incentive Fee Cap. The net effect would be a loss of$1 million for purposes of calculating the Incentive Fee Cap. GC Advisors would not be paid on the $0.09 per share loss, which would result in a lower Incentive Fee by $0.02 per share.

Year 4:
Investment B has additional unrealized capital depreciation of $2 million for purposes of calculating the Incentive Fee Cap. Investment C sold at a $1 million realized loss. The net effect would be a loss of $3 million for purposes of calculating the Incentive Fee Cap. GC Advisors would not be paid on the $0.27 per share loss, which would result in a lower Incentive Fee by $0.05 per share.

Year 5:
Investment B sold resulting in a $10 million realized loss for purposes of calculating the Incentive Fee Cap. Investment B was previously marked down by $8 million; therefore, we would realize a $10 million loss on Investment B and reverse the previous $8 million in unrealized capital depreciation. The net effect would be a loss for purposes of calculating the Incentive Fee Cap of $2 million. GC Advisors would not be paid on the $0.18 per share loss, which would result in a lower Incentive Fee by $0.04 per share.

Alternative 3
Assumptions

Year 1:
$25 million investment made in Company A (“Investment A”) and an investment in Company B acquired in a merger (“Investment B”); Investment B is allocated consideration paid, or a cost basis in accordance with GAAP, of $31.5 million

Year 2:	Investment A is sold for $30 million, FMV of Investment B determined to be $31 million and $2 million of unamortized deferred financing costs
Year 3:	FMV of Investment B determined to be $33 million and $1 million of unamortized deferred financing costs
Year 4:	Investment B sold for $33 million and $0 of unamortized deferred financing costs
The Capital Gain Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	$900,000 (20% multiplied by (i) $5 million realized capital gain on sale of Investment A less (ii) $0.5 million of unrealized loss).
Year 3:	$100,000 (20% multiplied by $5 million realized capital gains on sale of Investment A less $900,000 Capital Gain Incentive Fee paid in year 2).
Year 4:	$600,000 (20% multiplied by $8 million realized capital gains on sale of Investment A and Investment B less Capital Gain Incentive Fee paid in years 2 and 3).
Each quarterly Incentive Fee payable on the Income and Capital Gains Incentive Fee Calculation is subject to the Incentive Fee Cap. Below are the necessary adjustments to the Incentive Fee payable to adhere to the Incentive Fee Cap
Additional Assumptions

Year 1:
Investment B has a FMV of $30.0 million at the time of the closing of the merger, resulting in a cost basis for purposes of calculating the Incentive Fee Cap of $30 million (excluding the $1.5 million purchase premium paid for the acquisition of Investment B in a merger and corresponding $1.5 million unrealized loss); we have 10,000,000 shares of common stock issued and outstanding

Year 2:	We have 10,000,000 shares of common stock issued and outstanding
Year 3:	We issue 1,000,000 shares of common stock and have 11,000,000 shares of common stock issued and outstanding
Year 4:	We have 11,000,000 shares of common stock issued and outstanding

Year 1:	No adjustment necessary
Year 2:	No adjustment necessary. GC Advisors would not be paid on the $1 million unrealized gain on Investment B.
Year 3:	No adjustment necessary. GC Advisors would not be paid on the $3 million unrealized gain on Investment B.
Year 4:	No adjustment necessary
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
Duration and Termination
Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for an initial two-year term and thereafter shall continue in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by GC Advisors and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities, by vote, may also terminate the Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to our Business and Structure — We are dependent upon GC Advisors for our future success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.”
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
Approval of the Investment Advisory Agreement
At a meeting of our board of directors held on November 27, 2018, our board of directors, including all of the directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors, or the independent directors, voted unanimously to approve a prior version of the Investment Advisory Agreement. The board of directors then approved the submission of the Investment Advisory Agreement to our stockholders for approval with the recommendation that the stockholders vote to approve the Investment Advisory Agreement. Following certain regulatory discussions, our board of directors considered a revised version of the Investment Advisory Agreement that did not include any changes to the calculation of the Capital Gain Incentive Fee as compared to the calculation under the Prior Investment Advisory Agreement. At a meeting of our board of directors held on May 7, 2019, our board of directors, including all of our independent directors, fully discussed and considered all material matters related to the approval of the Investment Advisory Agreement, and the board of directors, including all of our independent directors subsequently approved the Investment Advisory Agreement at a meeting on July 11, 2019 to take effect upon closing of the Merger. In addition, the board of directors, including all of our independent directors, unanimously recommended that the Investment Advisory Agreement be submitted to our stockholders for approval.
In reaching a decision to approve the Investment Advisory Agreement, our board of directors reviewed a significant amount of information and considered, among other things:

•	the nature, extent and quality of services provided to us by GC Advisors;

•	the relative investment performance of us since inception;

•	the effect of the Merger on the calculation of incentive fees and the incentive fee cap;

•
the effect of purchase accounting for the premium paid for the shares of GCIC’s common stock in the Merger on our financial statements after the Merger and the resulting effects on the calculation of incentive fees payable and the incentive fee cap;

•	the fees paid by other comparable business development companies; and

•	various other matters.

Our board of directors noted that the terms of the Investment Advisory Agreement did not change the calculation of the Capital Gain Incentive Fee, or the management or incentive fee rates and that the changes, as compared to the Prior Investment Advisory Agreement, consisted of revisions to (i) exclude the impact of purchase accounting resulting from a merger, including the Merger, from the calculation of income subject to the income incentive fee payable and the calculation of the cumulative incentive fee cap under the Investment Advisory Agreement and (ii) convert the cumulative incentive fee cap into a per share calculation.
At a meeting of our stockholders held on September 4, 2019, our stockholders voted to approve the Investment Advisory Agreement, which was entered into effective as of the closing of the Merger and will continue for an initial two-year term.

Administration Agreement
Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Our board of directors reviews the expenses reimbursed to the Administrator, including any allocation of expenses among us and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2019, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
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
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, immediately after each such issuance is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. Prior to the enactment of the Small Business Credit Availability Act, or SBCAA, in March 2018, the asset coverage requirement applicable to business development companies was 200%. The SBCAA permits a business development company to be subject to an asset coverage requirement of 150% so long as it meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement permits a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. On February 5, 2019, our stockholders voted to approve the application of the reduced asset coverage requirements in Section 61(a)(2) to us effective as of February 6, 2019. As a result of the stockholder approval, effective February 6, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%. In other words, under the 1940 Act, we are now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. We consolidate our financial results with all of our wholly-owned subsidiaries, including Holdings, GCIC Holdings, the 2010 Issuer, the 2014 Issuer, the GCIC 2016 Issuer, the 2018 Issuer, the GCIC 2018 Issuer, the CLO Depositor, the GCIC CLO Depositor, Funding, Funding II, GCIC Funding, GCIC Funding II, and the SBIC Funds for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. On September 13, 2011, we received exemptive relief from the SEC to permit us to exclude the debt of our SBIC Funds from our asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150%. This provides us with increased investment flexibility but also increases our risks related to leverage.
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
Codes of Ethics
We and GC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics from our website at www.golubcapitalbdc.com, from the SEC’s website at www.sec.gov. See “Business — General — Information Available.” In addition, each code of ethics is attached as an exhibit to this annual report on Form 10-K.
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
Proxy Voting Records
You may obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2019 by making a written request for proxy voting information to: Golub Capital BDC, Inc., Attention: Investor Relations, 666 Fifth Avenue, 18th Floor, New York, NY 10103, or by calling Golub Capital BDC, Inc. collect at (212) 750-6060.
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
On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates may afford us additional investment opportunities and the ability to achieve greater diversification. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.
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
Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350.0 million and the maximum amount that may be issued by a single SBIC licensee is $175.0 million. As of September 30, 2019, GC SBIC IV, L.P., or SBIC IV, GC SBIC V, L.P., or SBIC V, and GC SBIC VI, L.P., or SBIC VI, had $90.0 million, $165.0 million, and $50.0 million of SBA guaranteed debenture commitments, respectively. The original amount committed to SBIC IV and SBIC V by the SBA was $150.0 million and $175.0 million, respectively. Through September 30, 2019, SBIC IV and SBIC V have repaid $60.0 million and $10.0 million of outstanding debentures, respectively, and these commitments have effectively been terminated. As of September 30, 2019, SBIC VI had $18.0 million of undrawn debenture commitments which were available to be drawn, subject to SBA regulatory requirements.

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
Some of the income and fees that we may recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be subject to U.S. corporate income tax as well as state and local tax on their earnings, which ultimately will reduce our return on such income and fees.
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
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income, in particular with respect to any decreases from current levels to the level of the interest rate floors on certain investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the majority of amounts we have borrowed are floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor above current levels will not increase until interest rates exceed the applicable floor. In periods of decreasing interest rates, while our cost of funds will decrease because the interest rates on the majority of amounts we have borrowed are floating, because a significant portion of the loans in our portfolio also have floating interest rates, our net investment income may also decrease considering that the interest rate floors on our loans may not have been reached.
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
We are subject to risks associated with the discontinuation of LIBOR
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the phase out of the use of LIBOR by the end of 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee or ARRC, a U.S. based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. Similarly, financial regulators in the UK, the European Union, Japan, and Switzerland formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. The ARRC is comprised of a diverse set of private-sector entities and a wide array of official-sector entities, banking regulators, and other financial sector regulators. The ARRC has identified the Secured Overnight Financing Rate or SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the U.S.
The expected discontinuation of LIBOR could have a significant impact on on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of 2021 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
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
The members of GC Advisors’ investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, our officers and directors also serve as officers and directors of Golub Capital BDC 3, Inc., or GBDC 3, a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. Similarly, GC Advisors or its affiliates currently manage and may have other clients with similar or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Lawrence E. Golub and David B. Golub have management responsibilities for other accounts managed or sponsored by GC Advisors or its affiliates, including GBDC 3. Our investment objective may overlap with the investment objectives of such affiliated accounts. For example, GC Advisors currently manages GBDC 3 and several private funds, some of which may seek additional capital from time to time, that are pursuing an investment strategy similar to ours, and we may compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors. Certain of these accounts may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Following the approval of our stockholders of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act and subject to our compliance with certain disclosure requirements, effective as of February 6, 2019, under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets (other than the SBA debentures of a SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC) less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness are not available for distributions to our stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2019, we had $2,124.4 million of outstanding borrowings, including $126.3 million, $408.2 million, and $541.0 million outstanding under the 2014 Debt Securitization, the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, respectively.
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
We intend to finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and may increase the risk of investing in us.
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
On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from this calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150% minimum asset coverage requirement permitted by Section 61(a)

(2) of the 1940 Act. This exemptive relief provides us with increased investment flexibility but also increases our risks related to leverage.
Following the approval of our stockholders of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act and subject to our compliance with certain disclosure requirements, effective as of February 6, 2019, the reduced asset coverage requirement permits us to double the maximum amount of leverage that we are permitted to incur, which provides us with increased investment flexibility, but also increases our risks related to leverage.
The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2019, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-23.45%	-13.57%	-3.68%	6.20%	16.09%

(1)Assumes $4,394.9 million in total assets, $2,124.4 million in debt and secured borrowings outstanding and $2,222.9 million in net assets as of September 30, 2019 and an effective annual interest rate of 3.85% as of September 30, 2019.
Based on our outstanding indebtedness of $2,124.4 million as of September 30, 2019 and the effective annual interest rate of 3.85% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.90% to cover annual interest payments on the outstanding debt.
New legislation permits us to incur additional leverage.
Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, SBCAA amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On February 5, 2019, our stockholders voted to approve the application of the reduced asset coverage requirements in Section 61(a)(2) to us effective as of February 6, 2019. As a result of the stockholder approval, effective February 6, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%. In other words, under the 1940 Act, we are now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. As a result, we are able to incur additional indebtedness in the future and our investors may face increased investment risk. In addition, our management fee is based on its average adjusted gross assets, which includes leverage and, as a result, if we were to incur additional leverage, management fees paid to GC Advisors would increase.
We are subject to risks associated with the Debt Securitizations.
As a result of the 2014 Debt Securitization, the 2018 Debt Securitization, and the GCIC 2018 Debt Securitization (each a "Debt Securitization" and, collectively, the "Debt Securitizations"), we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” in this annual report on Form 10-K to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. The special purpose entities that issued the notes in the 2014 Debt Securitization, the 2018 Debt Securitization, and the GCIC 2018 Debt Securitization were the 2014 Issuer, the 2018 Issuer and the GCIC 2018 Issuer, respectively (each such special purpose entity, a “Securitization Issuer”). The 2018 Issuer and GCIC 2018

Issuer are wholly-owned subsidiaries of Golub Capital BDC CLO III Depositor LLC and GCIC CLO II Depositor LLC, respectively, each a wholly-owned subsidiary of the Company (each a “CLO Depositor”). In each of the Debt Securitizations, institutional investors purchased certain notes issued by the applicable Securitization Issuer in private placements.
We are subject to certain risks as a result of our direct or indirect interests in the junior notes and membership interests of each Securitization Issuer.
Under the terms of the respective loan sale agreement or loan sale agreements governing each Debt Securitization, we sold and/or contributed to the applicable Securitization Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such loan sale agreement. Following this transfer, the applicable Securitization Issuer held all of the ownership interest in such portfolio loans and participations.
Under the terms of the respective loan sale agreements entered into upon closing of each of the 2018 Debt Securitization and the GCIC 2018 Debt Securitization (each, a “Closing Date Loan Sale Agreement”), which provided for the sale of assets on the applicable closing date to satisfy risk retention requirements, (1) we transferred to GC Advisors a portion of our ownership interest in the portfolio company investments securing such Debt Securitization for the purchase price and other consideration set forth in the applicable Closing Date Loan Sale Agreement and (2) immediately thereafter, GC Advisors sold to the respective Securitization Issuer all of its ownership interest in such portfolio loans for the purchase price and other consideration set forth in the applicable Closing Date Loan Sale Agreement. Under the terms of the other loan sale agreement governing each such Debt Securitization (each, a “Depositor Loan Sale Agreement”), which provides for the sale of assets on the applicable closing date as well as future sales from us to the applicable Securitization Issuer through the applicable CLO Depositor, (1) we sold and/or contributed to the applicable CLO Depositor the remainder of our ownership interest in the portfolio company investments securing the applicable Debt Securitization and participations for the purchase price and other consideration set forth in the applicable Depositor Loan Sale Agreement and (2) the applicable CLO Depositor, in turn, sold to the applicable Securitization Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and other consideration set forth in one of the loan sale agreements. Following these transfers, the applicable Securitization Issuer, and not GC Advisors, the applicable CLO Depositor or us, held all of the ownership interest in such portfolio company investments and participations.
As of September 30, 2019, we directly held the Class C-R 2014 Notes as well as all of the membership interests of the 2014 Issuer, and we held indirectly through the applicable CLO Depositor, the Class C-2 2018 Notes, the Class D 2018 Notes, the Subordinated 2018 Notes, and 100% of the membership interests in the 2018 Issuer, the Class C GCIC 2018 Notes, the Class D GCIC 2018 Notes, the Subordinated GCIC 2018 Notes and 100% of the membership interests in the GCIC 2018 Issuer. As a result, we consolidate the financial statements of the 2014 Issuer, the 2018 Issuer and the GCIC 2018 Issuer, as well as our other subsidiaries, in our consolidated financial statements.
Because each of the Securitization Issuers and CLO Depositors is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us or a CLO Depositor to a Securitization Issuer or by us to a CLO Depositor did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. We may, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another business development company to the extent permitted under the 1940 Act.
The Notes and membership interests that we hold that are issued by the Securitization Issuers are subordinated obligations of the applicable Securitization Issuer and we may not receive cash from such Securitization Issuer.
The notes issued by the Securitization Issuers and retained by us are the most junior class of notes issued by the applicable Securitization Issuer, are subordinated in priority of payment to the other notes issued by such Securitization Issuer and are subject to certain payment restrictions set forth in the indenture governing the notes issued by such Securitization Issuer. Therefore, we only receive cash distributions on such Notes if the applicable Securitization Issuer has made all cash interest payments to all other notes it has issued. Consequently, to the extent that the value of the portfolio of loan investments held by a Securitization Issuer has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of any notes that we have retained at their redemption could be reduced. If a Securitization Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the applicable Debt Securitization, cash would be diverted from the notes that we hold to first pay the more senior notes issued by such Securitization Issuer in amounts sufficient to cause such tests to be satisfied.
Each Securitization Issuer is the residual claimant on funds, if any, remaining after holders of all classes of notes issued by such Securitization Issuer have been paid in full on each payment date or upon maturity of such notes under the applicable Debt Securitization documents. As the holder of the membership interests in each Securitization Issuer, we may receive distributions, if any, only to the extent that the applicable Securitization Issuer makes distributions out of funds remaining after holders of all classes of notes issued by such Securitization Issuer have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of such notes. In the event that we fail to receive cash directly from a Securitization Issuer, we could be unable to make distributions in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all.
The interests of holders of the senior classes of securities issued by the the Securitization Issuers may not be aligned with our interests.
The notes issued by each Securitization Issuer that are held by third parties (the “Senior Securitization Notes”) are debt obligations ranking senior in right of payment to other securities issued by the respective Securitization Issuer in the applicable Debt Securitization. As such, there are circumstances in which the interests of holders of the Senior Securitization Notes may not be aligned with the interests of holders of the other classes of notes issued by, and membership interests of, the applicable Securitization Issuer. For example, under the terms of the Class A-R 2014 Notes, holders of the Class A-R 2014 Notes have the right to receive payments of principal and interest prior to holders of the Class B-R 2014 Notes, the Class C-R 2014 Notes and the 2014 Issuer.
As used herein, “Controlling Class” refers to the most senior class of notes then outstanding with respect to a Securitization Issuer. If the most senior class of outstanding notes are paid in full, then the next most senior class of notes would comprise the Controlling Class under the documents governing the applicable Debt Securitization. For as long as the Class A-R 2014 Notes, the Class A 2018 Notes, and the Class A GCIC 2018 Notes remain outstanding, holders of the such class of notes comprise the Controlling Class under the 2014 Debt Securitization, the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, respectively. If such notes are paid in full, then the Class B-R 2014 Notes, the Class B 2018 Notes and the Class B GCIC 2018 Notes would comprise the Controlling Class under the 2014 Debt Securitization, the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, respectively. Holders of the Controlling Class under the applicable Debt Securitization have the right to act in certain circumstances with respect to the portfolio loans in ways that may benefit their interests but not the interests of holders of more junior classes of notes and membership interests, including by exercising remedies under the indenture in the applicable Debt Securitization.
If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture for a Debt Securitization, the Controlling Class of such debt securitization, as the most senior class of notes then outstanding in such debt securitization will be paid in full before any further payment or distribution on the more junior classes of notes and membership interests. In addition, if an event of default under a Debt Securitization, holders of a majority of the Controlling Class of the applicable debt securitization may be entitled to determine the remedies to be exercised under the applicable indenture, subject to the terms of such indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the 2014 Issuer, the trustee or holders of a majority of the Controlling Class may declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the 2014 Issuer. If at such time the portfolio loans were not performing well, the Securitization Issuer may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the notes we hold, or to pay a dividend to holders of the membership interests.
Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would include the Class C-R 2014 Notes to the extent the Class A-R 2014 Notes or Class B-R 2014 Notes constitute the Controlling Class, the Class C‑2 2018 Notes, Class D 2018 Notes and Subordinated 2018 Notes to the extent the Class A 2018 Notes, Class B 2018 Notes, Class C-1 2018 Notes and Class C-2 2018 Notes, or Class D 2018 Notes constitute the Controlling Class, and the Class B‑2 GCIC 2018 Notes, Class C GCIC 2018 Notes, Class D GCIC 2018 Notes and Subordinated GCIC 2018 Notes to the extent the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, Class B GCIC 2018 Notes, Class C GCIC 2018 Notes or Class D GCIC 2018 Notes constitute the Controlling Class), and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of the applicable CLO Depositor or us or that the applicable CLO Depositor or we will receive any payments or distributions upon an acceleration of the notes. In a liquidation under any of the Debt Securitizations, the notes that we have directly or indirectly retained will be subordinated to payment of the other classes notes issued by the applicable Securitization Issuer and may not be paid in full to the extent funds remaining after payment of more senior notes not held by us are insufficient. In addition, after certain senior classes of notes are paid in full, the remaining noteholder may amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. Any failure of a Securitization Issuer to make distributions on the notes we indirectly or directly hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to maintain our ability to be subject to tax as a RIC, or at all.
A Securitization Issuer may fail to meet certain asset coverage tests.
Under the documents governing each Debt Securitization, there are two asset coverage tests applicable to the Class A-R 2014 Notes, the Class B-R 2014 Notes and the Class C-R 2014 Notes, with respect to the 2014 Issuer; the Class A 2018 Notes, the Class B 2018 Notes, the Class C-1 2018 Notes, the Class C-2 2018 Notes and the Class D 2018 Notes, with respect to the 2018 Issuer; the Class A GCIC 2018 Notes, Class B GCIC 2018 Notes, Class C GCIC 2018 Notes and Class D GCIC 2018, with respect to the GCIC 2018 Issuer.
The first such test compares the amount of interest received on the portfolio loans held by the applicable Securitization Issuer to the amount of interest payable in respect of the the applicable class of notes. To meet this first test, in the case of the 2014 Debt Securitization, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A-R 2014 Notes and Class B-R 2014 Notes, taken together, and at least 110% of the interest payable in respect of the Class C-R 2014 Notes; in the case of the 2018 Debt Securitization, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A 2018 Notes and Class B 2018 Notes, taken together, at least 110% of the interest payable in respect of the Class C-1 2018 Notes and the Class C-2 2018 Notes, taken together, and at least 105% of the interest payable in respect of the Class D 2018 Notes; and, in the case of the GCIC 2018 Debt Securitization, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A GCIC 2018 Notes and Class B GCIC 2018 Notes, taken together, and at least 110% of the interest payable in respect of the Class C GCIC 2016 Notes and at least 105% of the interest payable in respect of the Class D GCIC 2018 Notes.
The second such test compares the principal amount of the portfolio loans of the applicable Debt Securitization to the aggregate outstanding principal amount of the applicable class of notes. To meet this second test at any time in the case of the 2014 Debt Securitization, the aggregate principal amount of the portfolio loans must equal at least 153.6% of the Class A-R 2014 Notes and the Class B-R 2014 Notes, taken together, and 136.1% of the Class C-R 2014 Notes. To meet this second test at any time in the case of the 2018 Debt Securitization, the aggregate principal amount of the portfolio loans must equal at least 145.6% of the Class A 2018 Notes and Class B 2018 Notes, taken together, at least 126.7% of the Class C-1 2018 Notes and Class C-2 2018 Notes, taken together, and at least 116.7% of the Class D 2018 Notes. To meet this second test at any time in the case of the GCIC 2018 Debt Securitization, the aggregate principal amount of the portfolio loans must equal at least 147.9% of the Class A GCIC 2018 Notes and Class B GCIC 2018 Notes, taken together, at least 127.1% of the Class C GCIC 2018 Notes and at least 117.5% of the Class D GCIC 2018 Notes.
If any asset coverage test with respect to a class of notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the holders of the notes and membership interests that we hold will instead be used to redeem first the most senior class of notes in such Debt Securitization and then each next most senior class of notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation.
The value of the Class B-R 2014 Notes, Class C-2 2018 Notes, Class D 2018 Notes, Subordinated 2018 Notes, Class B-2 GCIC 2018 Notes, Class C GCIC 2018 Notes, Class D GCIC 2018 Notes or Subordinated GCIC 2018 Notes could be adversely affected by a mandatory redemption because such redemption could result in the applicable notes being redeemed at par at a time when they are trading in the secondary market at a premium to their stated principal amount and when other investments bearing the same rate of interest may be difficult or expensive to acquire. A mandatory redemption could also result in a shorter investment duration than a holder of such notes may have wanted or anticipated, which could, in turn, result in such a holder incurring breakage costs on related hedging transactions. In addition, the reinvestment period under the 2018 Debt Securitization and the 2018 GCIC Debt Securitization may extend through as late as January 15, 2023 and January 20, 2023, respectively. During the respective reinvestment period, market conditions and restrictions on investment under the indenture governing the applicable Debt Securitization could result in periods of time in which the applicable Securitization Issuer is not able to fully invest its available collateral or during which collateral available is not of comparable quality or yield, which could affect the value of the collateral securing the notes issued by such Securitization Issuer that we hold.
We may be required to assume liabilities of a Securitization Issuer and are indirectly liable for certain representations and warranties in connection with each Debt Securitization.
The structure of each Debt Securitization is intended to prevent, in the event of our bankruptcy or the bankruptcy of a CLO Depositor, if applicable, the consolidation of the applicable Securitization Issuer with our operations or with the applicable CLO Depositor. If the true sale of the assets in each Debt Securitization were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the applicable Securitization Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the applicable Debt Securitization, which would equal the full amount of debt of the applicable Securitization Issuer reflected on our consolidated balance sheet. In addition, we cannot assure you that the recovery in the event we were consolidated with a Securitization Issuer for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as the holder of the notes issued by such Securitization Issuer and retained by us had we not been consolidated with the applicable Securitization Issuer.
In addition, in connection with each of the Debt Securitizations, we indirectly gave the lenders certain customary representations with respect to the legal structure of the respective Securitization Issuer, and the quality of the assets transferred to each entity. We remain indirectly liable for any breach of such representations for the life of the applicable Debt Securitization.
Certain Securitization Issuers may issue additional Notes.
Under the terms of the documents governing the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, the applicable Securitization Issuer could issue additional notes and use the net proceeds of such issuance to purchase additional portfolio loans. Any such additional issuance, however, would require the consent of the collateral manager to the applicable Debt Securitization and, in the case of each of the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, the applicable CLO Depositor and a supermajority of the Subordinated 2018 Notes or Subordinated GCIC 2018 Notes, as applicable. Among the other conditions that must be satisfied in connection with an additional issuance of notes, the aggregate principal amount of all additional issuances of notes may not exceed 100% of the respective original outstanding principal amount of such class of notes; the applicable Securitization Issuer must notify each rating agency of such issuance prior to the issuance date; and the terms of the notes to be issued must be identical to the terms of previously issued notes of the same class (except that all monies due on such additional notes will accrue from the issue date of such notes and that the spread over LIBOR and prices of such notes do not have to be identical to those of the initial notes, provided that the interest rate on such additional notes must not exceed the interest rate applicable to the initial class of such notes). We do not expect to cause the 2018 Issuer or the GCIC 2018 Issuer to issue any additional notes at this time. We may amend the documents governing each Debt Securitization from time to time, and without amendment, the 2018 Debt Securitization documents do not provide for additional issuances of Class A 2018 Notes. The total purchase price for any additional notes that may be issued may not always equal 100% of the par value of such notes, depending on several factors, including fees and closing expenses.
We are subject to risks associated with the Revolving Credit Facilities.
As a result of our Revolving Credit Facilities, we are subject to a variety of risks, including those set forth below.
Our interests in Funding II, GCIC Funding and GCIC Funding II are subordinated and we may not receive cash on our equity interests from Funding II, GCIC Funding and GCIC Funding II.
We own directly or indirectly 100% of the equity interests in Funding II, GCIC Funding and GCIC Funding II. We consolidate the financial statements of Funding II, GCIC Funding and GCIC Funding II in our consolidated financial statements and treat the indebtedness under the Revolving Credit Facilities as our leverage. Our interests in Funding II, GCIC Funding and GCIC Funding II are subordinated in priority of payment to every other obligation of Funding II, GCIC Funding and GCIC Funding II and are subject to certain payment restrictions set forth in each Revolving Credit Facility. We receive cash distributions on our equity interests in Funding II, GCIC Funding and

GCIC Funding II only if Funding II, GCIC Funding and GCIC Funding II have made all required cash interest payments to the respective lenders and no default exists under the respective Revolving Credit Facility. We cannot assure you that distributions on the assets held by Funding II, GCIC Funding or GCIC Funding II will be sufficient to make any distributions to us or that such distributions will meet our expectations.
We receive cash from Funding II, GCIC Funding or GCIC Funding II only to the extent that we receive distributions on our equity interests in Funding II, GCIC Funding and GCIC Funding II. Funding II, GCIC Funding and GCIC Funding II each may make distributions on their equity interests only to the extent permitted by the payment priority provisions of the applicable Revolving Credit Facility. Each of the Revolving Credit Facilities generally provides that payments on the respective interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if Funding II, GCIC Funding or GCIC Funding II do not meet the asset coverage tests or the interest coverage test set forth in the documents of the applicable Revolving Credit Facility, a default would occur. In the event of a default under a Revolving Credit Facility document, cash would be diverted from us to pay the applicable lender and other secured parties in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash from Funding II, GCIC Funding and/or GCIC Funding II, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.
Our equity interests in Funding II, GCIC Funding and GCIC Funding II rank behind all of the secured and unsecured creditors, known or unknown, of Funding II, GCIC Funding and GCIC Funding II as applicable, including the lenders in the respective Revolving Credit Facility. Consequently, to the extent that the value of Funding II’s, GCIC Funding's, or GCIC Funding II's portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the returns on our investments in Funding II, GCIC Funding or GCIC Funding II could be reduced. Accordingly, our investments in each of Funding II, GCIC Funding and GCIC Funding II may be subject to up to 100% loss.
The ability to sell investments held by Funding II, GCIC Funding and GCIC Funding II is limited.
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
We may enter into repurchase agreements, which are another form of leverage.
We may, and have in the past, enter into repurchase agreements as part of our management of our temporary investment portfolio. Under a repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.
Our use of repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the repurchase agreement may decline below the price of the securities that we have pledged but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us may decline. If a buyer of securities under a repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Also, in entering into repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with repurchase agreements, our net asset value would decline, and, in some cases, we may be worse off than if we had not used such agreements.
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
We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on borrowings, the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.
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

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. income tax rules applicable to both individuals and entities, including corporations. The Tax Cuts and Jobs Act includes provisions that, among other things, reduce the U.S. corporate tax rate from 35 percent to 21 percent, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income, repeal the corporate alternative minimum tax and make extensive changes to the U.S. international tax system. The Tax Cuts and Jobs Act is complex and far-reaching, and we cannot predict the long-term impact its enactment will have on us, our subsidiaries, our portfolio companies and the holders of our securities.
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
Our business may be unable to realize the benefits anticipated by the Merger, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.
The realization of certain benefits anticipated as a result of the Merger will depend in part on the integration of GCIC’s investment portfolio with ours and the integration of GCIC’s business with our business. There can be no assurance that GCIC’s investment portfolio can be integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company, and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of GCIC’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

We also expect to achieve certain cost savings from the Merger when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume that we will be able to combine the operations of the our business and GCIC in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to combine GCIC’s investment portfolio or business with the operations of our business successfully, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.
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
As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of the portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.
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
Under the Investment Advisory Agreement, the Prior Investment Advisory Agreement, and the collateral management agreements for each of the 2014 Debt Securitization, 2018 Debt Securitization and GCIC 2018 Debt Securitization, GC Advisors does not assume any responsibility to us other than to render the services called for under those agreements, and it is not responsible for any action of our board of directors in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement, the Prior Investment Advisory Agreement, and each of the collateral management agreements GC Advisors, its officers, members, personnel, and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, the Prior Investment Advisory Agreement, and the collateral management agreements, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement, the Prior Investment Advisory Agreement, and the collateral management agreements. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, the Prior Investment Advisory Agreement, and the collateral management agreements, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement, the Prior Investment Advisory Agreement, and the collateral management agreements. These protections may lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.
Our investment strategy contemplates potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Although we expect most of our investments will be U.S. dollar denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2019, we were invested in securities of nine non-U.S. companies. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we may invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act.

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
The market price of our common stock after the Merger may be affected by factors different from those affecting our common stock before the Merger.
Our business and GCIC's differ in some respects and, accordingly, the results of operations of the combined company and the market price of our common stock may be affected by factors different from those before the Merger occurred. These factors include a larger stockholder base and a different capital structure. Accordingly, the historical trading prices and financial results of our business may not be indicative of these matters for the combined company.
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

Item 4: Mine Safety Disclosures

None.

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

Period	NAV(1)	Closing Sales Price		Premium of High Sales Price to NAV(2)	Premium (Discount) of Low Sales Price to NAV(2)	Distributions Declared
		High	Low
Fiscal year ended September 30, 2019
Fourth quarter	$16.76	$18.97	$17.72	13.2%	5.7%	$0.32
Third quarter	15.95	18.43	17.34	15.5	8.7	0.32
Second quarter	15.95	18.65	16.62	16.9	4.2	0.32
First quarter	15.97	19.01	16.38	19.0	2.6	0.44	(3)
Fiscal year ended September 30, 2018
Fourth quarter	$16.10	$19.14	$18.40	18.9%	14.3%	$0.32
Third quarter	16.15	18.67	17.83	15.6	10.4	0.32
Second quarter	16.11	18.44	17.62	14.5	9.4	0.32
First quarter	16.04	19.41	18.20	21.0	13.5	0.40	(4)

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of the each period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter-end NAV.
(3) Includes a special distribution of $0.12 per share.
(4) Includes a special distribution of $0.08 per share.
The last reported price for our common stock on November 22, 2019 was $18.12 per share. As of November 22, 2019, we had 475 stockholders of record.
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

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock.

Record Dates	Payment Date	Distributions Declared
Fiscal year ended September 30, 2019
August 19, 2019	September 27, 2019	$0.32
June 7, 2019	June 28, 2019	0.32
March 7, 2019	March 28, 2019	0.32
December 12, 2018(1)	December 28, 2018	0.44
Total		$1.40

Fiscal year ended September 30, 2018
September 6, 2018	September 28, 2018	$0.32
June 8, 2018	June 28, 2018	0.32
March 8, 2018	March 30, 2018	0.32
December 12, 2017 (2)	December 28, 2017	0.40
Total		$1.36
(1) Includes a special distribution of $0.12 per share.
(2) Includes a special distribution of $0.08 per share.
On November 22, 2019, our board of directors declared a quarterly distribution of $0.33 per share and a special distribution of $0.13 per share, each of which are payable on December 30, 2019 to holders of record as of December 12, 2019.
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

Stock Performance Graph
This graph compares the stockholder return on our common stock from September 30, 2012 to September 30, 2019 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on September 30, 2012, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Consolidated Financial Data
The following selected consolidated financial data of Golub Capital BDC, Inc. as of and for the years ended September 30, 2019, 2018, 2017, and 2016 is derived from the consolidated financial statements that have been audited by Ernst & Young LLP, independent registered public accounting firm. The following selected consolidated financial data of Golub Capital BDC, Inc. as of and for the year ended September 30, 2015 is derived from the consolidated financial statements that have been audited by RSM US LLP (formerly McGladrey LLP through October 25, 2015), independent registered public accounting firm. The financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Golub Capital BDC, Inc.
	As of and for the years ended September 30,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$172,298	$152,171	$137,764	$127,871	$119,968
Base management fee	27,872	24,214	23,815	22,020	20,330
Incentive fee	8,902	13,110	7,560	7,266	10,226
Interest and other debt financing expenses	43,531	33,174	31,534	27,724	24,510
All other expenses	5,921	5,652	5,309	5,881	5,905
Net investment income(1)	86,072	76,021	69,546	64,980	58,997
Net realized gain (loss) on investment transactions	(4,442)	17,536	9,402	6,254	9,354
Net change in unrealized appreciation (depreciation) on investment transactions (2)	(100,209)	(11,587)	3,340	(2,030)	2,440
Net increase (decrease) in net assets resulting from operations	(18,579)	81,970	82,288	69,204	70,791
Per share data:
Net asset value	$16.76	$16.10	$16.08	$15.96	$15.80
Net investment income(1)	1.36	1.27	1.23	1.25	1.20
Net realized gain (loss) on investment transactions	(0.07)	0.29	0.16	0.12	0.19
Net change in unrealized appreciation (depreciation) on investment transactions	(2.41)	(0.19)	0.06	(0.04)	0.05
Net increase (decrease) in net assets resulting from operations	(1.12)	1.37	1.45	1.33	1.44
Per share distributions declared	1.40	1.36	1.53	1.28	1.28
From net investment income	1.27	1.31	1.51	1.04	1.18
From capital gains	0.13	0.05	0.02	0.24	0.10
Dollar amount of distributions declared	84,625	81,307	86,443	66,879	62,969
From net investment income	77,065	78,328	85,304	54,461	58,152
From capital gains	7,560	2,979	1,139	12,418	4,817
Balance Sheet data at period end:
Investments, at fair value	$4,292,932	$1,782,841	$1,685,015	$1,660,612	$1,529,784
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	84,208	45,705	62,558	89,540	97,484
Interest receivable and other assets	17,723	7,006	6,603	6,357	6,158
Total assets	4,394,863	1,835,552	1,754,176	1,756,509	1,633,426
Total debt	2,124,392	845,683	781,100	865,175	813,605
Total liabilities	2,172,009	866,698	796,230	877,684	822,556
Total net assets	2,222,854	968,854	957,946	878,825	810,870
Other data:
Weighted average yield on income producing investments at fair value(3)	8.6%	8.3%	7.8%	7.6%	7.8%
Number of portfolio companies at period end	241	199	185	183	164

(1)	Net investment income for the years ended September 30, 2017 and 2016 is shown after a net expense of $17 and $333, respectively, for U.S. federal excise tax.

(2)
Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on the net change in unrealized depreciation on investment transactions due to purchase premium write-down.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this annual report on Form 10-K.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $30.0 billion in capital under management as of September 30, 2019, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under the Investment Advisory Agreement, which was approved by our board of directors on July 11, 2019, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. At a meeting of our stockholders held on September 4, 2019, our stockholders voted to approve the Investment Advisory Agreement, which was entered into effective as of the closing of the Merger and will continue for an initial two-year term. The changes to the Investment Advisory Agreement, as compared to the Prior Investment Advisory Agreement, consisted of revisions to (i) exclude the impact of purchase accounting resulting from a merger, including the Merger, from the calculation of income subject to the income incentive fee payable and the calculation of the cumulative incentive fee cap under the Investment Advisory Agreement and (ii) convert the cumulative incentive fee cap into a per share calculation. Under the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

We seek to create a portfolio that includes primarily one stop and other senior secured loans by primarily investing approximately $10.0 million to $75.0 million of capital, on average, in the securities of U.S. middle-market companies. We may also selectively invest more than $75.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

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

As of September 30, 2019 and 2018, our portfolio at fair value was comprised of the following:

	As of September 30, 2019		As of September 30, 2018
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$589,340	13.7%	$231,169	13.0%
One stop	3,474,116	80.9	1,430,196	80.2
Second lien	19,473	0.5	9,435	0.5
Subordinated debt	369	0.0 *	251	0.0 *
LLC equity interests in SLF and GCIC SLF(1)	123,644	2.9	71,084	4.0
Equity	85,990	2.0	40,706	2.3
Total	$4,292,932	100.0%	$1,782,841	100.0%

*	Represents an amount less than 0.1%.
(1)	Proceeds from LLC equity interests invested in SLF and GCIC SLF were utilized by SLF and GCIC SLF, respectively, to invest in senior secured loans.
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2019 and September 30, 2018, one stop loans included $414.7 million and $169.4 million, respectively, of late stage lending loans at fair value.

As of September 30, 2019 and 2018, we had debt and equity investments in 241 and 199 portfolio companies, respectively, in addition to an investment in SLF as of each such date and an investment in GCIC SLF as of September 30, 2019.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value, and the total return based on the change in the quoted market price of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the years ended September 30, 2019 and 2018:

	Year ended September 30,
	2019	2018
Weighted average income yield (1)	8.6%	8.3%
Weighted average investment income yield (2)	9.0%	8.9%
Total return based on average net asset value (3)	(1.8)%	8.5%
Total return based on market value (4)	8.8%	7.7%

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
Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies—Revenue Recognition.”

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statements of Operations.

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

GC Advisors, as collateral manager for the 2018 Issuer, our indirect, wholly-owned subsidiary, under a collateral management agreement, or the 2018 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.25% of the principal balance of the portfolio loans held by the 2018 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2018 Collateral Management Agreement, the term "collection period" refers to the period commencing on the third business day prior to the preceding payment date and ending on (but excluding) the third business day prior to such payment date.

GC Advisors, as collateral manager for the GCIC 2018 Issuer, our indirect, wholly-owned subsidiary, under a collateral management agreement, or the GCIC 2018 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the GCIC 2018 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2018 GCIC Collateral Management Agreement, the term “collection period” generally refers to a quarterly period commencing on the day after the end of the prior collection period to the tenth business day prior to the payment date.

Collateral management fees were paid directly by the 2010 Issuer and are paid directly by the 2014 Issuer, 2018 Issuer, and GCIC 2018 Issuer to GC Advisors and are offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2010 Issuer and 2014 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring and subsequent amendments to the 2010 Debt Securitization, and the initial structuring of the 2014 Debt Securitization. The 2018 Issuer paid Morgan Stanley & Co. LLC structuring and placement fees for its services in connection with the structuring of the 2018 Debt Securitization. Before we acquired the GCIC 2018 Issuer as part of the Merger, the GCIC 2018 Issuer paid Wells Fargo Securities, LLC structuring and placement fees for its services in connection with the initial structuring the GCIC 2018 Debt Securitization. Term debt securitizations are also known as collateralized loan obligations, or CLOs, and are a form of secured financing incurred by us, which is consolidated by us and subject to our overall asset coverage requirement. The 2010 Issuer, the 2014 Issuer, the 2018 Issuer, and GCIC 2018 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2010 Debt Securitization, the 2014 Debt Securitization, the 2018 Debt Securitization and GCIC 2018 Debt Securitization, and collectively the Debt Securitizations, as applicable.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

GCIC Acquisition
On September 16, 2019, we completed our acquisition of GCIC, pursuant to the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub was first merged with and into GCIC, with GCIC as the surviving company, and, immediately following the Initial Merger, GCIC was then merged with and into us, with us as the surviving company. As a result of, and as of the effective time of, the Merger, GCIC’s separate existence ceased.
In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of GCIC’s common stock was converted into the right to receive 0.865 shares of our common stock (with GCIC’s stockholders receiving cash in lieu of fractional shares of our common stock). As a result of the Merger, we issued issue an aggregate of 71,779,964 shares of our common stock to former stockholders of GCIC.
Upon the consummation of the Merger, we entered into the Investment Advisory Agreement, with GC Advisors, which replaced the Prior Investment Advisory Agreement.

Recent Developments

On October 11, 2019, we entered into an amendment to the MS Credit Facility II, to and among other things, increase the borrowing capacity from $300.0 million to $500.0 million until the earlier of (i) the closing date of a debt securitization transaction mutually agreed to by us and Morgan Stanley Senior Funding, Inc. or (ii) March 31, 2020, after which the borrowing capacity under the MS Credit Facility II shall be $200.0 million. The other material terms of the MS Credit Facility II were unchanged.
On October 28, 2019, we entered into an amendment to the Adviser Revolver to, among other things, increase the borrowing capacity under the Adviser Revolver from $40.0 million to $100.0 million. In connection with the amendment to the Adviser Revolver on October 28, 2019, we terminated the GCIC Adviser Revolver.

On November 22, 2019, our board of directors declared a quarterly distribution of $0.33 per share and a special distribution of $0.13 per share, each of which are payable on December 30, 2019 to holders of record as of December 12, 2019.

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
Market Environment:  We believe that as part of the path of economic recovery following the credit crisis, there has been increased competition for new middle-market investments due to some new non-bank finance companies that have entered the market and due to improving financial performance of middle-market companies. Increased competition for direct lending to middle market businesses may result in less favorable pricing terms for our investments. If we match our competitor's pricing, terms and structure, we may experience decreased net interest income, lower yields, and increased risk of credit loss. However, we believe that our scale and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

Consolidated Results of Operations

The comparison of the fiscal years ended September 30, 2018 and 2017 can be found in our Form 10-K for the fiscal year ended September 30, 2018 located within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated operating results for years ended September 30, 2019 and 2018 are as follows:

	Year ended September 30,		Variances
	2019	2018	2019 vs. 2018
	(In thousands)
Interest income	$162,249	$131,274	$30,975
Income from accretion of discounts and origination fees	8,572	9,660	(1,088)
GCIC acquisition purchase premium amortization	(1,381)	—	(1,381)
Dividend income from LLC equity interests in SLF and GCIC SLF	1,219	8,099	(6,880)
Dividend income	349	624	(275)
Fee income	1,290	2,514	(1,224)
Total investment income	172,298	152,171	20,127
Total expenses	86,226	76,150	10,076
Net investment income	86,072	76,021	10,051
Net realized gain (loss) on investment transactions	(4,442)	17,536	(21,978)
Net change in unrealized appreciation (depreciation) on investment transactions excluding purchase premium write-down	2,480	(11,587)	14,067
Net change in unrealized depreciation on investment transactions due to purchase premium write-down	(102,689)	—	(102,689)
Net gain (loss) on investment transactions	(104,651)	5,949	(110,600)
Net increase (decrease) in net assets resulting from operations	$(18,579)	$81,970	$(100,549)
Average earning debt investments, at fair value(1)	$1,904,121	$1,602,119	$302,002

(1)	Does not include our investments in LLC equity interests in SLF and GCIC SLF.
Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net income may not be meaningful.

On September 16, 2019, we completed our acquisition of GCIC. The acquisition was accounted for under the asset acquisition method of accounting in accordance with ASC 805-50, Business Combinations — Related Issues. Under asset acquisition accounting, where the consideration paid to GCIC’s stockholders exceeded the relative fair values of the assets acquired and liabilities assumed, the premium paid by us was allocated to the cost of the GCIC assets acquired by us pro-rata based on their relative fair value. Immediately following the acquisition of GCIC, we recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on our Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income with a corresponding reversal of the unrealized depreciation on such loans acquired through their ultimate disposition. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the GCIC equity securities acquired and disposition of such equity securities at fair value, we will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the GCIC equity securities acquired.

As a supplement to GAAP financial measures, we have provided the following non-GAAP financial measures that we believe are useful for the reasons described below:

•
“Adjusted Net Investment Income” - excludes the amortization of the purchase price premium and the accrual for the capital gain incentive fee (including the portion of such accrual that is not payable under the Investment Advisory Agreement or Prior Investment Advisory Agreement) from net investment income calculated in accordance with GAAP;

•
“Adjusted Net Realized and Unrealized Gain/(Loss)” - excludes the unrealized loss resulting from the purchase premium write-down and the corresponding reversal of the unrealized loss from the amortization of the premium from the determination of realized and unrealized gain/(loss) determined in accordance with GAAP; and

•	“Adjusted Net Income” – calculates net income and earnings per share based on Adjusted Net Investment Income and Adjusted Net Realized and Unrealized Gain/(Loss).

For the year ended September 30, 2019
(In thousands)
Net investment income	$86,072
Add: GCIC acquisition purchase premium amortization	1,381
Less: Accrual (reversal) for capital gain incentive fee	(5,580)
Adjusted net investment income	$81,873

Net gain (loss) on investment transactions	$(104,651)
Add: Net change in unrealized depreciation on investment transactions due to purchase premium write-down	102,689
Adjusted net realized and unrealized gain (loss)	$(1,962)

Net increase (decrease) in net assets resulting from operations	$(18,579)
Add: GCIC acquisition purchase premium amortization	1,381
Less: Accrual (reversal) for capital gain incentive fee	(5,580)
Add: Net change in unrealized depreciation on investment transactions due to purchase premium write-down	102,689
Adjusted net income	$79,911

We believe that excluding the financial impact of the purchase premium in the above non-GAAP financial measures is useful for investors as this is a non-cash expense/loss and is one method we use to measure our financial condition and results of operations. In addition, we believe excluding the accrual of the capital gain incentive fee in the above non-GAAP financial measures is useful as it includes the portion of such accrual that is not contractually payable under the terms of either the Investment Advisory Agreement or the Prior Investment Advisory Agreement.

Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

Investment Income

Investment income increased from the year ended September 30, 2018 to the year ended September 30, 2019 by $20.1 million primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our investment portfolio, of $302.0 million. This increase in our investment income was partially offset by a decline in accretion of discounts resulting from decreased debt investment payoffs, amortization of the GCIC acquisition purchase premium and a decline in dividend income from our LLC equity interests in SLF and GCIC SLF.

The income yield by debt security type for years ended September 30, 2019 and 2018 was as follows:

	Year ended September 30,
	2019	2018
Senior secured	7.4%	7.1%
One stop	8.8%	8.5%
Second lien	11.1%	10.1%
Subordinated debt	8.8%	15.0%

Income yields on one stop and senior secured loans increased for the year ended September 30, 2019 primarily due to an increase in the average LIBOR rate during the year ended September 30, 2019 as compared to the year ended September 30, 2018. As of September 30, 2019, we have three second lien investments and three subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the years ended September 30, 2019 and 2018:

	Year ended September 30,		Variance
	2019	2018	2019 vs. 2018
	(In thousands)
Interest and other debt financing expenses	$41,435	$29,859	$11,576
Amortization of debt issuance costs	2,096	3,315	(1,219)
Base management fee	27,872	24,214	3,658
Income incentive fee	14,482	11,652	2,830
Capital gain incentive fee	(5,580)	1,458	(7,038)
Professional fees	2,636	2,721	(85)
Administrative service fee	2,682	2,456	226
General and administrative expenses	603	475	128
Total expenses	$86,226	$76,150	$10,076
Average debt outstanding	$1,050,155	$822,823	$227,332

Interest Expense

Interest and other debt financing expenses increased by $11.6 million from the year ended September 30, 2018 to the year ended September 30, 2019 primarily due to an increase in the weighted average of outstanding borrowings from $822.8 million for the year ended September 30, 2018 to $1.1 billion for the year ended September 30, 2019. For more information about our outstanding borrowings for years ended September 30, 2019 and 2018, including the terms thereof, see Note 7. Borrowings in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

The effective average interest rate on our outstanding debt increased to 4.2% for the year ended September 30, 2019 from 4.0% for the year ended September 30, 2018 primarily due to a higher average LIBOR during the year ended September 30, 2019 as compared to the year ended September 30, 2018.

Management Fee

The base management fee increased as a result of a sequential increase in average adjusted gross assets from 2018 to 2019.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement and the Prior Investment Advisory Agreement, as applicable, consists of two parts: (1) the Income Incentive Fee and (2) the Capital Gain Incentive Fee. The Income Incentive Fee increased by $2.8 million from the year ended September 30, 2018 to the year ended September 30, 2019, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income. As we remain in the "catch-up" provision of the calculation of the Income Incentive Fee, the increase in net investment income causes a corresponding increase in the Income Incentive Fee until we are fully through the catch-up. For the year ended September 30, 2019, while still not fully through the “catch-up” provision of the Income Incentive Fee calculation, the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income increased to 15.2% for the year ended September 30, 2019 compared to 13.1% for the year ended September 30, 2018.

The Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement or the Prior Investment Advisory Agreement, as applicable, for the year ended September 30, 2019 and 2018 was $0 and $2.3 million, respectively. However, in accordance with generally accepted accounting principles in the United States of America, or GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement or Prior Investment Advisory Agreement. The capital gain incentive fee accrual calculated in accordance with GAAP as of September 30, 2019 and 2018 was $0 and $7.2 million, respectively. Any payment due under the terms of the Investment Advisory Agreement or Prior Investment Advisory Agreement, as applicable, is calculated in arrears at the end of each calendar year, and we paid a $1.6 million and $1.2 million Capital Gain Incentive Fee calculated in accordance with the Prior Investment Advisory Agreement as of December 31, 2018 and 2017, respectively. We did not pay any Capital Gain Incentive Fee calculated under the Prior Investment Advisory Agreement as of any date prior to December 31, 2017.

There was a reversal in the accrual for the capital gain incentive fee under GAAP of $5.6 million, or $0.09 per share for the year ended September 30, 2019. The accrual for the capital gain incentive fee under GAAP was $1.5 million, or $0.02 per share for the year ended September 30, 2018. The reversal in the in accrual for a capital gain incentive fee under GAAP for the year ended September 30, 2019 from the year ended September 30, 2018, was primarily due to the GCIC purchase premium write-down as a result of the Merger. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” section below.

Professional Fees, Administrative Service Fee, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.2 million from the year ended September 30, 2018 to the year ended September 30, 2019. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the year ended September 30, 2019 and the year ended September 30, 2018 ended were $2.8 million and $2.4 million, respectively.

As of September 30, 2019 and 2018, included in accounts payable and other liabilities were $0.9 million and $0.4 million, respectively, for expenses paid on behalf of us by the Administrator. As of September 30, 2019, also included in accounts payable and other liabilities was $0.8 million of expenses paid on behalf of GCIC by the Administrator which were assumed in the Merger.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2019 and 2018, we did not incur any expense for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the periods presented:

	Year ended September 30,		Variance
	2019	2018	2019 vs. 2018
	(In thousands)
Net realized gain (loss) on investments	$(4,616)	$17,454	$(22,070)
Foreign currency transactions	174	82	92
Net realized gain (loss) on investment transactions	$(4,442)	$17,536	$(21,978)
Unrealized appreciation on investments	33,448	25,126	8,322
Unrealized (depreciation) on investments	(134,955)	(34,832)	(100,123)
Unrealized appreciation (depreciation) on investments in SLF and GCIC SLF(1)	480	(1,881)	2,361
Unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	685	—	685
Unrealized appreciation (depreciation) on forward currency contracts	133	—	133
Net change in unrealized appreciation (depreciation) on investment transactions	$(100,209)	$(11,587)	$(88,622)

(1)
Unrealized appreciation (depreciation) on investments in SLF and GCIC SLF includes our investments in LLC equity interests in SLF and GCIC SLF. The investment in GCIC SLF was acquired by us in the Merger and was not held during the year ended September 30, 2018.

During the year ended September 30, 2019, we had a net realized loss of $4.4 million primarily due to realized losses recognized on the restructure, sale or write-off of a few portfolio company investments. These realized losses were partially offset by the realized gains from the sale of a few portfolio company equity investments.

For the year ended September 30, 2019, we had $33.4 million in unrealized appreciation on 202 portfolio company investments, which was offset by $135.0 million in unrealized depreciation, which included $102.7 million recognized due to the purchase premium write-down as a result of the Merger, on 267 portfolio company investments. Unrealized appreciation during the year ended September 30, 2019 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments and the reversal of the net unrealized depreciation associated with the sale or restructure of a few portfolio company investments. Besides the unrealized depreciation recognized due to the purchase premium write-down, unrealized depreciation resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments during the year ended September 30, 2019.

For the year ended September 30, 2018, we had $25.1 million in unrealized appreciation on 158 portfolio company investments, which was offset by $34.8 million in unrealized depreciation on 169 portfolio company investments. Unrealized appreciation during the year ended September 30, 2018 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments and the reversal of the net unrealized depreciation associated with the sale or restructure of a few portfolio company investments. Unrealized depreciation resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments during the year ended September 30, 2018.

For the year ended September 30, 2019, we had $0.5 million in unrealized appreciation on our investments in SLF and GCIC SLF LLC equity interests. The unrealized appreciation on our investment in SLF of $3.8 million was primarily driven by net investment income earned by SLF netted against negative credit adjustments at SLF. The unrealized depreciation on our investment in GCIC SLF of $3.3 million was primarily driven by net investment income earned by GCIC SLF netted against the net unrealized depreciation recognized due to the purchase premium write-down of $2.1 million and dividends GCIC SLF paid to us of $1.2 million during the year ended September 30, 2019. SLF did not pay us any dividends during the year ended September 30, 2019.

For the year ended September 30, 2018, we had $1.9 million in unrealized depreciation on our investment in SLF LLC equity interests, which was primarily driven by net investment income associated with SLF's investment portfolio netted against net negative credit related adjustments at SLF. We received dividends totaling $8.1 million from SLF during the year ended September 30, 2018.

Liquidity and Capital Resources

For the year ended September 30, 2019, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $38.5 million. During the period, cash used in operating activities was $118.7 million, primarily as a result of fundings of portfolio investments of $597.6 million, partially offset by the proceeds from principal payments and sales of portfolio investments of $367.0 million and net investment income of $86.1 million. Lastly, cash provided by financing activities was $157.2 million, primarily driven by borrowings on debt of $1.4 billion that were partially offset by repayments of debt of $1.1 billion and distributions paid of $75.3 million.

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

As of September 30, 2019 and September 30, 2018, we had cash and cash equivalents of $6.5 million and $5.9 million, respectively. In addition, we had foreign currencies of $0.1 million and $0.2 million as of September 30, 2019 and September 30, 2018, respectively, restricted cash and cash equivalents of $76.4 million and $39.7 million as of September 30, 2019 and September 30, 2018, respectively, and restricted foreign currencies of $1.3 million as of September 30, 2019. We held no restricted foreign currencies as of September 30, 2018.

Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. As of September 30, 2019, $46.9 million of our restricted cash and cash equivalents and restricted foreign currencies could be used to fund new investments that meet the investment guidelines established in the Debt Securitizations, which are described in further detail in Note 7 to our consolidated financial statements, and for the payment of principal and interest expense on the notes issued in the Debt Securitizations. As of September 30, 2019, $9.2 million of our restricted cash and cash equivalents and restricted foreign currencies could be used to fund new investments that meet the guidelines under the MS Credit Facility II, as well as for the payment of interest expense and revolving debt of the MS Credit Facility II. As of September 30, 2019, $6.9 million of our restricted cash and cash equivalents and restricted foreign currencies could be used to fund investments that meet the guidelines under the WF Credit Facility as well as for the payment of interest expense and revolving debt of the WF Credit Facility. The WF Credit Facility was assumed by us from GCIC in the Merger. As of September 30, 2019, $9.1 million of our restricted cash and cash equivalents and restricted foreign currencies could be used to fund investments that meet the guidelines under the DB Credit Facility as well as for the payment of interest expense and revolving debt of the DB Credit Facility The DB Credit Facility was assumed by us from GCIC in the Merger. As of September 30, 2019, $5.5 million of our restricted cash, cash equivalents and restricted foreign currencies could be used to fund new investments that meet the regulatory and investment guidelines established by the SBA, for our SBIC Funds subsidiaries which are described in further detail in Note 7 to our consolidated financial statements, and for interest expense and fees on our outstanding SBA debentures.

As of September 30, 2019, the MS Credit Facility II allowed Funding II to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2019, we had $259.9 million outstanding under the MS Credit Facility II. As of September 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $40.1 million of remaining commitments and less than $1.0 million of availability on the MS Credit Facility II.
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

Effective September 16, 2019, we assumed, as a result of the Merger, the WF Credit Facility, which as of September 30, 2019, allowed GCIC Funding to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2019, we had outstanding debt under the WF Credit Facility of $253.8 million. As of September 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $46.2 million of remaining commitments and $0.5 million of availability on the WF Credit Facility.

Effective September 16, 2019, we assumed, as a result of the Merger, the DB Credit Facility which as of September 30, 2019, allowed GCIC Funding II to borrow up to $250.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2019, we had outstanding debt under the DB Credit Facility of $248.0 million. As of September 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $2.0 million of remaining commitments and $0.1 million of availability on the DB Credit Facility.

Prior to its termination on November 16, 2018, the MS Credit Facility allowed the 2010 issuer to to borrow up to $450.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. The MS Credit Facility was terminated in connection with and as part of the private placement of the notes issued in the 2018 Debt Securitization, where a portion of the proceeds, net of expenses, were used to repay all amounts outstanding under the MS Credit Facility. As of September 30, 2018, the MS Credit Facility allowed the 2010 Issuer to borrow up to $300.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2018, we had $234.7 million outstanding under the MS Credit Facility. As of September 30, 2018, subject to leverage and borrowing base restrictions, we had approximately $65.3 million, of remaining commitments and $6.7 million of availability on the MS Credit Facility.

On June 22, 2016, we entered into the Adviser Revolver, which, as amended, permitted us to borrow up to $40.0 million at any one time outstanding as of September 30, 2019. On October 28, 2019, we increased the borrowing capacity from $40.0 million to $100.0 million. We entered into the Adviser Revolver in order to have the ability to borrow funds on a short-term basis and have in the past repaid, and generally intend in the future to repay, borrowings under the Adviser Revolver within the same quarter in which they are drawn. As of September 30, 2019 and September 30, 2018, we had no amounts outstanding on the Adviser Revolver.

Effective September 16, 2019, we assumed as a result of the Merger, the GCIC Adviser Revolver, which permitted us to borrow up to $40.0 million at any one time outstanding as of September 30, 2019. As of September 30, 2019 we had no amounts outstanding on the GCIC Adviser Revolver. On October 28, 2019, we terminated the GCIC Adviser Revolver.

On July 16, 2010, we completed the 2010 Debt Securitization, which was subsequently increased to $350.0 million. On July 20, 2018, the 2010 Notes were redeemed and, following such redemption, the agreements governing the 2010 Debt Securitization were terminated.

On June 5, 2014, we completed the 2014 Debt Securitization in which the 2014 Issuer issued an aggregate of $402.6 million of notes, or the 2014 Notes, including, prior to their redemption on March 23, 2018, $191.0 million of Class A-1 2014 Notes, which bore interest at a rate of three-month LIBOR plus 1.75%, $20.0 million of Class A-2 2014 Notes, which bore interest at a rate of three-month LIBOR plus 1.95%, $35.0 million of Class B 2014 Notes, which bore interest at a rate of three-month LIBOR plus 2.50%, $37.5 million of Class C 2014 Notes, which bore interest at a rate of three-month LIBOR plus 3.50%, and $119.1 million of LLC equity interests in the 2014 Issuer that do not bear interest. We retained all of the Class C 2014 Notes and LLC equity interests in the 2014 Issuer totaling $37.5 million and $119.1 million, respectively. On March 23, 2018, we amended the 2014 Debt Securitization to, among other things, (a) refinance the issued Class A-1 notes issued by the 2014 Issuer by redeeming in full the $191.0 million of Class A-1 2014 Notes and issuing new Class A-1-R 2014 Notes in an aggregate principal amount of $191.0 million that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.75% of the previously outstanding Class A-1 2014 Notes, (b) refinance the Class A-2 2014 Notes by redeeming in full the $20.0 million of Class A-2 2014 Notes and issuing new Class A-2-R 2014 Notes in an aggregate principal amount of $20.0 million that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.95% of the previously outstanding Class A-2 2014 Notes, (c) refinance the Class B 2014 Notes by redeeming in full the $35.0 million of Class B 2014 Notes and issuing new Class B-R 2014 Notes in an aggregate principal amount of $35.0 million that bear interest at a rate of three-month LIBOR plus 1.40%, which is a decrease from the rate of three-month LIBOR plus 2.50% of the previously outstanding Class B 2014 Notes, (d) refinance the Class C 2014 Notes by redeeming in full the $37.5 million of Class C 2014 Notes and issuing new Class C-R 2014 Notes in an aggregate principal amount of $37.5 million that bear interest at a rate of three-month LIBOR plus 1.55%, which is a decrease from the rate of three-

month LIBOR plus 3.50% of the previously outstanding Class C 2014 Notes. The Class C-R 2014 Notes were retained by us, and we remain the sole owner of the equity of the 2014 Issuer.

The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the September 30, 2019 and 2018 Consolidated Statements of Financial Condition as our debt and the Class C-R 2014 Notes and LLC equity interests in the 2014 Issuer were eliminated in consolidation. As of September 30, 2019 and 2018, we had outstanding debt under the 2014 Debt Securitization of $126.3 million and $197.5 million, respectively.

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

The Class A, Class B and Class C-1 2018 Notes are included in the September 30, 2019 Consolidated Statements of Financial Condition as our debt and the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation. As of September 30, 2019, we had outstanding debt under the 2018 Debt Securitization of $408.2 million.

Effective September 16, 2019, we assumed as a result of the Merger, the GCIC 2018 Debt Securitization in which the GCIC 2018 Issuer issued an aggregate of $908.2 million of notes, or the GCIC 2018 Notes, including $490.0 million of AAA/AAA Class A-1 GCIC 2018 Notes, $38.5 million of AAA Class A-2 GCIC 2018 Notes, and $18.0 million of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, GCIC indirectly retained, and we assumed in the Merger, all of the Class B-2, C and D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes totaling $27.0 million, $95.0 million, $60.0 million, and $179.7 million, respectively. The Class A-1, Class A-2 and Class B-1 GCIC 2018 Notes are included in the September 30, 2019, Consolidated Statement of Financial Condition as our debt. As of September 30, 2019 the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation. As of September 30, 2019, we had outstanding debt under the GCIC 2018 Debt Securitization of $541.0 million.

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350.0 million and the maximum amount that a single SBIC licensee may issue is $175.0 million. As of September 30, 2019, SBIC IV, SBIC V, and SBIC VI, had $90.0 million, $165.0 million, and $32.0 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and September 2029. As of September 30, 2018, SBIC IV, SBIC V and SBIC VI, had $115.0 million, $150.0 million and $12.5 million, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2028. The reinvestment period for SBIC IV expired on September 30, 2018. The original amount of debentures committed to SBIC IV and SBIC V by the SBA were $150.0 million and $175.0 million, respectively. Through September 30, 2019, SBIC IV and SBIC V have repaid $60.0 million and $10.0 million of outstanding debentures, respectively, and these commitments have effectively been terminated. As of September 30, 2019, SBIC VI had $18.0 million of undrawn debenture commitments which were available to be drawn, subject to SBA regulatory requirements. As of September 30, 2018, SBIC V and SBIC VI had $0 and $37.5 million of undrawn debenture commitments, respectively, of which $0 and $9.5 million, respectively, was available to be drawn, subject to SBA regulatory requirements.

In August 2019, our board of directors reapproved a share repurchase program, or the Program, which allows us to repurchase up to $150.0 million of our outstanding common stock on the open market at prices below the NAV per share as reported in our then most recently published consolidated financial statements. The Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. We did not make any repurchases of our common stock during the years ended September 30, 2019 and 2018.

As of September 30, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

Prior to February 6, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. We currently intend to continue to target a GAAP debt-to-equity ratio of about 1.0x.

On September 13, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from our asset coverage calculation. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150%. This provides us with increased investment flexibility but also increases our risks related to leverage. As of September 30, 2019, our asset coverage for borrowed amounts was 220.3% (excluding the SBA debentures).

As of September 30, 2019 and September 30, 2018, we had outstanding commitments to fund investments, excluding our investments in SLF and GCIC SLF, totaling $261.6 million and $57.7 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. As of September 30, 2019, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our Revolving Credit Facility and Adviser Revolvers and ongoing principal repayments on debt investments. In addition, we generally hold some syndicated loans in larger portfolio companies that are saleable over a relatively short period to generate cash.

Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a business development company, we sought and received no action relief from the SEC to ensure we could engage in CLO financings in which assets are transferred through GC Advisors.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2019 and September 30, 2018, we had investments in 241 and 199 portfolio companies, respectively, with a total fair value of $4.2 billion and $1.7 billion, respectively, and had investments in SLF and GCIC SLF with a total fair value of $123.6 million and $71.1 million, respectively. We acquired GCIC SLF from GCIC in the Merger and had no investments in GCIC SLF as of September 30, 2018.

The following table shows the asset mix of our new investment commitments, excluding assets acquired due in the Merger, for the years ended September 30, 2019 and 2018:

	Year ended September 30,
	2019		2018
	(In thousands)	Percentage of Commitments	(In thousands)	Percentage of Commitments
Senior secured	$87,314	14.4%	$114,840	17.2%
One stop	505,334	83.3	534,906	80.1
Second lien	1,513	0.2	—	—
Subordinated debt	23	0.0 *	184	0.0 *
LLC equity interests in SLF(1)	1,750	0.3	12,162	1.8
Equity	10,663	1.8	5,824	0.9
Total new investment commitments	$606,597	100.0%	$667,916	100.0%

*	Represents an amount less than 0.1%.
(1) SLF's proceeds from LLC equity interests were utilized by SLF to invest in senior secured loans. As of September 30, 2019, SLF had investments in senior secured loans to 27 different borrowers.

For the years ended September 30, 2019 and 2018, we had approximately $357.5 million and $495.5 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the years ended September 30, 2019 and 2018, we had sales of investments in 18 and 21 portfolio companies, respectively, aggregating approximately $9.5 million and $37.6 million, respectively, in net proceeds.

The following table summarizes portfolio composition and investment activity as of and for the years ended September 30, 2019 and 2018:

	As of and for the years ended September 30,
	2019	2018
	(Dollars in thousands)
Investments, at fair value	$4,169,288	$1,711,757
Number of portfolio companies (at period end)(1)	241	199
Investments in SLF and GCIC SLF, at fair value	$123,644	$71,084
New investment fundings	$597,601	$646,595
Principal payments and sales of portfolio investments	$366,957	$558,664

(1)	Excludes our investments in SLF and GCIC SLF.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2019(1)			As of September 30, 2018(1)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$586,039	$597,033	$583,483	$230,230	$228,028	$229,886
Non-accrual(2)	15,749	8,573	5,857	2,834	2,818	1,283
One stop:
Performing	3,502,213	3,548,330	3,466,310	1,435,004	1,417,730	1,425,854
Non-accrual(2)	12,053	10,700	7,806	8,976	8,910	4,342
Second lien:
Performing	19,473	19,745	19,473	9,435	9,338	9,435
Non-accrual(2)	—	—	—	—	—	—
Subordinated debt:
Performing	369	375	369	251	251	251
Non-accrual(2)	—	—	—	—	—	—
LLC equity interests in SLF and GCIC SLF(3)	N/A	127,487	123,644	N/A	75,407	71,084
Equity	N/A	79,527	85,990	N/A	38,170	40,706
Total	$4,135,896	$4,391,770	$4,292,932	$1,686,730	$1,780,652	$1,782,841

(1)	47 and 27 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of September 30, 2019 and September 30, 2018, respectively.

(2)
We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”

(3)	Proceeds from the LLC equity interests invested in SLF and GCIC SLF were utilized by SLF and GCIC SLF to invest in senior secured loans.
As of September 30, 2019, we had five debt investments on non-accrual status and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.5% and 0.3%, respectively.  As of September 30, 2018, we had three debt investments on non-accrual status and non-accrual investments as a percentage of total investments at cost and fair value were 0.7% and 0.3%, respectively. As of September 30, 2019 and September 30, 2018, the fair value of our debt investments as a percentage of the outstanding principal value was 98.7% and 99.1%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during years ended September 30, 2019 and 2018, respectively:

	Year ended September 30,
	2019	2018
Weighted average rate of new investment fundings	8.0%	8.0%
Weighted average spread over LIBOR of new floating rate investment fundings	5.7%	6.0%
Weighted average fees of new investment fundings	1.3%	1.3%
Weighted average rate of sales and payoffs of portfolio investments(1)	8.5%	8.3%

(1)	Excludes exits on investments on non-accrual status.
As of September 30, 2019, 92.3% and 92.3% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2018, 99.1% and 98.6% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.

As of September 30, 2019 and September 30, 2018, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies (excluding SLF and GCIC SLF) was $28.6 million and $26.2 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2019 and September 30, 2018:

	As of September 30, 2019		As of September 30, 2018
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$115,318	2.7%	$113,873	6.4%
4	3,787,809	88.2	1,455,754	81.6
3	337,358	7.9	195,414	11.0
2	52,434	1.2	17,250	1.0
1	13	0.0*	550	0.0 *
Total	$4,292,932	100.0%	$1,782,841	100.0%

*	Represents an amount less than 0.1%.

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

As of September 30, 2019, SLF is capitalized by LLC equity interest subscriptions from its members. As of September 30, 2019 and 2018, we and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests. SLF’s profits and losses are allocated to us and RGA in accordance with our respective ownership interests.

As of September 30, 2019 and 2018, SLF had the following commitments from its members (in the aggregate):

	As of September 30, 2019		As of September 30, 2018
	Committed	Funded(1)	Committed	Funded(1)
	(In thousands)		(In thousands)
LLC equity commitments	$200,000	$85,580	$200,000	$86,180
Total	$200,000	$85,580	$200,000	$86,180

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of September 30, 2019, the senior secured revolving credit facility, or, as amended, the SLF Credit Facility, that Senior Loan Fund II LLC, a wholly-owned subsidiary of SLF, or SLF II, entered into with Wells Fargo Securities, LLC, as administrative agent, and Wells Fargo Bank, N.A., as lender, allowed SLF II to borrow up to $75.6 million subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ended August 29, 2018, and after such date, the maximum commitment is equal to advances outstanding. The stated maturity date is August 30, 2022. As of September 30, 2019 and September 30, 2018, SLF II had outstanding debt under the SLF Credit Facility of $75.6 million and $104.6 million, respectively. As of September 30, 2019, the SLF Credit Facility bears interest at one-month LIBOR plus 2.05% per annum.

As of September 30, 2019 and 2018, SLF had total assets at fair value of $161.0 million and $186.3 million, respectively. As of September 30, 2019, SLF had six portfolio company investments in two portfolio companies on non-accrual status with a fair value of $5.0 million. As of September 30, 2018, SLF had one investment in one portfolio company on non-accrual status with a fair value of $3.9 million. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of September 30, 2019 and 2018, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $3.4 million and $5.9 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2019 and 2018:

	As of September 30, 2019	As of September 30, 2018
	(Dollars in thousands)
Senior secured loans(1)	$154,254	$183,668
Weighted average current interest rate on senior secured loans(2)	7.4%	7.5%
Number of borrowers in SLF	27	32
Largest portfolio company investment(1)	$12,654	$13,716
Total of five largest portfolio company investments(1)	$54,268	$57,330

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

SLF Investment Portfolio as of September 30, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
1A Smart Start LLC(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.5%	$2,961	$2,961
Advanced Pain Management Holdings, Inc.(4)(5)	Healthcare, Education and Childcare	Senior loan	12/2019	7.1	6,172	3,703
Advanced Pain Management Holdings, Inc.(4)(5)	Healthcare, Education and Childcare	Senior loan	12/2019	7.1	422	253
Advanced Pain Management Holdings, Inc.(4)(5)(7)	Healthcare, Education and Childcare	Senior loan	12/2019	7.1	193	(8)
Advanced Pain Management Holdings, Inc.(4)(5)	Healthcare, Education and Childcare	Senior loan	12/2019	10.6	2,139	4
Boot Barn, Inc.(4)	Retail Stores	Senior loan	06/2023	6.6	6,022	6,022
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.9	4,418	4,415
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	N/A(6)	—	—
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.5	2,433	2,433
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.5	17	17
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.4	8,415	8,415
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.4	4,239	4,239
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	2,392	2,392
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	1,203	1,203
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	N/A(6)	—	—
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior loan	06/2022	7.1	4,773	4,773
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior loan	06/2022	6.0	53	53
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.9	5,905	5,905
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.9	1,640	1,640
Flexan, LLC(4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.5	431	431
Gamma Technologies, LLC(4)	Electronics	Senior loan	06/2024	7.3	10,084	10,084
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.1	4,288	4,288
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	2,276	2,276
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	118	118
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	63	63
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	08/2024	8.2	1,286	1,286
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	08/2024	8.2	1,338	1,338
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2020	N/A(6)	—	—
Paradigm DKD Group, LLC(4)(5)	Buildings and Real Estate	Senior loan	05/2022	8.4	1,480	1,094
Paradigm DKD Group, LLC(4)(5)(7)	Buildings and Real Estate	Senior loan	05/2022	8.4	(16)	(59)
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(4)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.0	5,264	5,264
Polk Acquisition Corp.(4)	Automobile	Senior loan	06/2022	7.3	4,465	4,376
Polk Acquisition Corp.(4)	Automobile	Senior loan	06/2022	7.3	60	58
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.3	52	51

SLF Investment Portfolio as of September 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
Pyramid Healthcare, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2020	8.8%	$10,047	$10,047
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.2	257	257
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	147	147
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	99	99
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2022	6.4	3,785	3,785
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2021	N/A(6)	—	—
Rubio's Restaurants, Inc(4)	Beverage, Food and Tobacco	Senior loan	10/2019	9.1	4,890	4,890
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	7.35% cash/1.00% PIK	4,341	3,907
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4	70	62
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4	63	57
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4	45	40
SEI, Inc.(4)	Electronics	Senior loan	07/2023	6.8	11,004	11,004
SEI, Inc.	Electronics	Senior loan	07/2023	N/A(6)	—	—
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.3	9,561	9,561
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	8.3	415	415
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.9	4,190	3,771
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.9	3,285	2,956
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.9	567	511
Teasdale Quality Foods, Inc.(4)	Grocery	Senior loan	10/2020	7.9	424	382
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.9	210	189
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.0	2,796	2,796
WHCG Management, LLC(4)	Healthcare, Education and Childcare	Senior loan	03/2023	8.1	7,820	7,820
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2022	6.4	5,554	5,554
Total senior loan investments					$154,254	$147,436

Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	170	$62
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	963	—
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	34	—
Joerns Healthcare, LLC(4)(8)(9)	Healthcare, Education and Childcare	Common Stock	N/A	N/A	309	3,017
W3 Co. (8)(9)	Oil and Gas	LLC units	N/A	N/A	3	1,526
W3 Co. (8)(9)	Oil and Gas	Preferred stock	N/A	N/A	—	218
Total equity investments						$4,823
Total investments					$154,254	$152,259

(1)	Represents the weighted average annual current interest rate as of September 30, 2019. All interest rates are payable in cash, except where PIK is shown.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)
Represents the fair value in accordance with ASC Topic 820 - Fair Value Measurements, or ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(4)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of September 30, 2019. As such, no interest is being earned on this investment.

(6)	The entire commitment was unfunded as of September 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(8)	Equity investment received as a result of the portfolio company's debt restructuring.

(9)	Non-income producing.

SLF Investment Portfolio as of September 30, 2018
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
1A Smart Start LLC	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	02/2022	7.0%	$2,073	$2,084
1A Smart Start LLC(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior Loan	02/2022	6.7	922	924
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior Loan	11/2018	7.2	6,561	3,609
Advanced Pain Management Holdings, Inc.(5)	Healthcare, Education and Childcare	Senior Loan	11/2018	7.2	449	247
Boot Barn, Inc.	Retail Stores	Senior Loan	06/2021	6.9	9,533	9,533
Brandmuscle, Inc.	Printing and Publishing	Senior Loan	12/2021	7.1	4,678	4,674
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior Loan	12/2023	7.9	13	13
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior Loan	12/2023	6.7	2,499	2,499
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior Loan	12/2020	7.9	8,502	8,332
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior Loan	12/2020	7.9	4,284	4,198
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	2,417	2,417
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	1,215	1,215
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior Loan	10/2021	7.9	58	58
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior Loan	06/2022	6.1	71	71
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior Loan	06/2022	6.1	4,821	4,821
Encore GC Acquisition, LLC	Healthcare, Education and Childcare	Senior Loan	01/2020	7.5	4,540	4,540
Flexan, LLC(4)	Chemicals, Plastics and Rubber	Senior Loan	02/2020	9.8	304	304
Flexan, LLC	Chemicals, Plastics and Rubber	Senior Loan	02/2020	8.1	5,967	5,967
Flexan, LLC	Chemicals, Plastics and Rubber	Senior Loan	02/2020	8.1	1,657	1,657
Gamma Technologies, LLC(4)	Electronics	Senior Loan	06/2024	7.7	10,186	10,186
III US Holdings, LLC	Diversified/Conglomerate Service	Senior Loan	09/2022	9.0	4,927	4,927
Jensen Hughes, Inc.	Buildings and Real Estate	Senior Loan	03/2024	6.7	2,293	2,293
Jensen Hughes, Inc.	Buildings and Real Estate	Senior Loan	03/2024	6.7	119	119
Jensen Hughes, Inc.	Buildings and Real Estate	Senior Loan	03/2024	6.7	64	64
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior Loan	05/2020	8.3	8,745	8,133
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	05/2020	8.5	702	524
Paradigm DKD Group, LLC	Buildings and Real Estate	Senior Loan	05/2020	8.5	1,957	1,369
Pasternack Enterprises, Inc. and Fairview Microwave, Inc (4)	Diversified/Conglomerate Manufacturing	Senior Loan	07/2025	6.2	5,318	5,291
Payless ShoeSource, Inc.	Retail Stores	Senior Loan	08/2022	11.3	762	528
Polk Acquisition Corp.	Automobile	Senior Loan	06/2022	7.5	93	93
Polk Acquisition Corp.	Automobile	Senior Loan	06/2022	7.2	4,513	4,513
Polk Acquisition Corp.	Automobile	Senior Loan	06/2022	7.2	53	53
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	411	411
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	10,152	10,152
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	45	45
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior Loan	08/2019	8.8	148	148
RSC Acquisition, Inc.(4)	Insurance	Senior Loan	11/2021	6.8	17	17
RSC Acquisition, Inc.(4)	Insurance	Senior Loan	11/2022	6.7	3,824	3,815
Rubio's Restaurants, Inc.(4)	Beverage, Food and Tobacco	Senior Loan	10/2019	7.6	4,941	4,941
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior Loan	04/2019	7.6	991	991

SLF Investment Portfolio as of September 30, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares (2)	Fair Value(3)
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior Loan	04/2019	7.6%	$5,061	$5,061
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	70	64
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	4,345	3,997
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	45	42
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	64	59
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior Loan	09/2022	6.4	2,354	2,342
SEI, Inc.(4)	Electronics	Senior Loan	07/2023	7.5	13,716	13,716
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	7.0	10,142	10,142
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	4,507	4,416
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	486	476
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	7.1	650	637
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	7.1	239	235
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	3,532	3,460
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior Loan	01/2024	6.6	2,830	2,830
W3 Co.	Oil and Gas	Senior Loan	03/2022	8.2	1,253	1,251
WHCG Management, LLC(4)	Healthcare, Education and Childcare	Senior Loan	03/2023	7.4	7,900	7,900
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior Loan	08/2022	6.5	5,609	5,609
Total senior loan investments					$183,668	$178,053

Payless ShoeSource, Inc. (6)(7)	Retail Stores	LLC interest	N/A	N/A	35	$54
W3 Co. (6)(7)	Oil and Gas	LLC units	N/A	N/A	3	1,073
Total equity investments						$1,127

Total investments					$183,668	$179,180

(1)	Represents the weighted average annual current interest rate as of September 30, 2018. All interest rates are payable in cash, except where PIK is shown.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(4)	We also hold a portion of the senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of September 30, 2018. As such, no interest is being earned on this investment.

(6)	Equity investment received as a result of the portfolio company's debt restructuring.

(7)	Non-income producing.
As of September 30, 2019, we have committed to fund $175.0 million of LLC equity interests to SLF. As of September 30, 2019 and 2018, $74.9 million and $75.4 million, respectively, of our LLC equity interest commitment to SLF had been called and contributed, net of return of capital distributions subject to recall. For the year ended September 30, 2019, we did not receive dividend income from the SLF LLC equity interests. For the year ended September 30, 2018, we received $8.1 million in dividend income from the SLF LLC equity interests.

For the years ended September 30, 2019 and 2018, we earned a total return on our weighted average capital invested in SLF of 5.4% and 6.6%, respectively. The total return on weighted average capital invested is calculated by dividing total income earned on our investments in SLF by the combined daily average of our investments in the NAV of the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of and for the years ended September 30, 2019 and 2018:

	As of September 30, 2019	As of September 30, 2018
	(In thousands)
Selected Balance Sheet Information, at fair value
Investments, at fair value	$152,259	$179,180
Cash and other assets	8,759	7,146
Total assets	$161,018	$186,326
Senior credit facility	$75,581	$104,622
Unamortized debt issuance costs	—	(18)
Other liabilities	424	484
Total liabilities	76,005	105,088
Members’ equity	85,013	81,238
Total liabilities and members' equity	$161,018	$186,326

	Years ended September 30,
	2019	2018
	(In thousands)
Selected Statement of Operations Information:
Interest income	$13,402	$18,285
Fee income	9	202
Total investment income	13,411	18,487
Interest and other debt financing expenses	4,132	6,687
Administrative service fee	268	404
Other expenses	95	93
Total expenses	4,495	7,184
Net investment income	8,916	11,303
Net realized gains (losses) on investments	(2,343)	—
Net change in unrealized appreciation (depreciation) on investments	(2,199)	(4,197)
Net increase (decrease) in members' equity	$4,374	$7,106

GCIC Senior Loan Fund LLC:

Following the acquisition of GCIC SLF in the Merger, we co-invest with Aurora, a wholly-owned subsidiary of RGA, in senior secured loans through GCIC SLF. We acquired the investment in GCIC SLF through our acquisition of GCIC on September 16, 2019. GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of GCIC SLF must be approved by the GCIC SLF investment committee consisting of two representatives of each of us and Aurora (with unanimous approval required from (i) one representative of each of the us and Aurora or (ii) both representatives of each of us and Aurora). GCIC SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business.

As of September 30, 2019, GCIC SLF is capitalized by LLC equity interest subscriptions from its members. GCIC SLF’s profits and losses are allocated to us and Aurora in accordance with our respective ownership interests. As of September 30, 2019, we and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests. GCIC SLF’s profits and losses are allocated to us and Aurora in accordance with our respective ownership interests.

As of September 30, 2019, GCIC SLF had the following commitments from its members (in the aggregate):

	As of September 30, 2019
	Committed	Funded (1)
	(In thousands)
LLC equity commitments	$125,000	$55,264
Total	$125,000	$55,264

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
GCIC SLF entered into a senior secured revolving credit facility, or, as amended, the GCIC SLF Credit Facility, with Wells Fargo Bank, N.A. through its wholly-owned subsidiary GCIC Senior Loan Fund II LLC, or GCIC SLF II, which as of September 30, 2019 allowed GCIC SLF II to borrow up to $59.6 million at any one time outstanding, subject to leverage and borrowing base restrictions, and which bears interest at one-month LIBOR plus 2.05%. The stated maturity date of this credit facility is September 28, 2022 and the maximum commitment under the facility is equal to advances outstanding.

As of September 30, 2019, GCIC SLF had total assets at fair value of $116.2 million. As of September 30, 2019, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of September 30, 2019, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $7.0 million.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of September 30, 2019:

September 30, 2019
(Dollars in thousands)
Senior secured loans (1)	$112,864
Weighted average current interest rate on senior secured loans (2)	7.2%
Number of borrowers in GCIC SLF	28
Largest portfolio company investment (1)	$8,464
Total of five largest portfolio company investments (1)	$34,273

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

GCIC SLF Investment Portfolio as of September 30, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
1A Smart Start LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.5%	$1,910	$1,910
Boot Barn, Inc.(3)	Retail Stores	Senior loan	06/2023	6.6	3,159	3,159
Brandmuscle, Inc.(3)	Printing and Publishing	Senior loan	12/2021	N/A(4)	—	—
Brandmuscle, Inc.(3)	Printing and Publishing	Senior loan	12/2021	6.9	3,800	3,797
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.5	33	33
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.5	5,792	5,792
CLP Healthcare Services, Inc.(3)	Healthcare, Education and Childcare	Senior loan	12/2020	7.4	2,007	2,007
CLP Healthcare Services, Inc.(3)	Healthcare, Education and Childcare	Senior loan	12/2020	7.4	1,011	1,011
Community Veterinary Partners, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	10/2021	N/A(4)	—	—
Community Veterinary Partners, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	2,053	2,053
Community Veterinary Partners, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	1,032	1,032
Community Veterinary Partners, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	40	40
Community Veterinary Partners, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	58	58
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.5	121	99
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.4	1,128	1,061
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.4	581	546
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.4	88	83
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.4	2,806	2,638
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.5	7	6
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.4	84	79
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.4	198	186
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.5	192	192
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.9	2,635	2,635
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.9	732	732
G & H Wire Company, Inc(3)	Healthcare, Education and Childcare	Senior loan	09/2023	7.8	5,284	5,284
Gamma Technologies, LLC(3)	Electronics	Senior loan	06/2024	7.3	4,334	4,334
III US Holdings, LLC(3)	Diversified/Conglomerate Service	Senior loan	09/2022	8.1	4,253	4,253
Jensen Hughes, Inc.(3)	Buildings and Real Estate	Senior loan	03/2024	6.6	1,958	1,958
Jensen Hughes, Inc.(3)	Buildings and Real Estate	Senior loan	03/2024	6.6	102	102
Jensen Hughes, Inc.(3)	Buildings and Real Estate	Senior loan	03/2024	6.6	54	54
Mediaocean LLC(3)	Diversified/Conglomerate Service	Senior loan	08/2020	N/A(4)	—	—
Mills Fleet Farm Group LLC(3)	Retail Stores	Senior loan	10/2024	8.3	5,955	5,657
NBC Intermediate, LLC(3)	Beverage, Food and Tobacco	Senior loan	09/2023	N/A(4)	—	—
NBC Intermediate, LLC(3)	Beverage, Food and Tobacco	Senior loan	09/2023	6.5	2,565	2,565
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.0	4,913	4,913
Polk Acquisition Corp.(3)	Automobile	Senior loan	06/2022	7.3	8,125	7,962
Polk Acquisition Corp.(3)	Automobile	Senior loan	06/2022	7.3	60	58
Polk Acquisition Corp.(3)	Automobile	Senior loan	06/2022	7.3	52	51
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	9.2	68	68
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	2,426	2,426
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	147	147
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	367	367
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	5,909	5,909
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	621	621
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	1,152	1,152

GCIC SLF Investment Portfolio as of September 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3%	$537	$537
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	245	245
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2021	N/A(4)	—	—
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.4	3,255	3,255
Rubio's Restaurants, Inc(3)	Beverage, Food and Tobacco	Senior loan	10/2019	9.1	1,641	1,641
SEI, Inc.(3)	Electronics	Senior loan	07/2023	6.8	4,154	4,154
SEI, Inc.(3)	Electronics	Senior loan	07/2023	N/A(4)	—	—
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.3	5,445	5,445
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	8.3	498	498
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.9	100	94
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.9	5,895	5,600
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.9	290	276
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.9	1,009	908
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.9	137	123
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.9	51	46
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.9	791	712
Upstream Intermediate, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2024	6.0	3,532	3,532
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	8.1	2,158	2,158
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	N/A(4)	—	—
WIRB-Copernicus Group, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.4	5,314	5,314
Total investments					$112,864	$111,568

(1)	Represents the weighted average annual current interest rate as of September 30, 2019. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors' valuation process described elsewhere herein.

(3)	We also hold a portion of the first lien senior secured loan in this portfolio company.

(4)	The entire commitment was unfunded as of September 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

As of September 30, 2019, we have committed to fund $109.4 million of LLC equity interest subscriptions to GCIC SLF. As of September 30, 2019, $48.4 million of our LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the year ended September 30, 2019, we received $1.2 million in dividend income from the GCIC SLF LLC equity interests.

The annualized total return on our weighted average capital invested in GCIC SLF was not meaningful for the year ended September 30, 2019.

See below for certain summarized financial information for GCIC SLF as of September 30, 2019 and for the period subsequent to the Merger from September 16, 2019 to September 30, 2019:

As of September 30, 2019
(In thousands)
Selected Balance Sheet Information:
Investments, at fair value	$111,568
Cash and other assets	4,627
Total assets	$116,195
Senior credit facility	$59,559
Other liabilities	341
Total liabilities	59,900
Members’ equity	56,295
Total liabilities and members' equity	$116,195

For the period September 16, 2019 to September 30, 2019
(In thousands)
Selected Statement of Operations Information:
Interest income	$360
Total investment income	360
Interest and other debt financing expense	141
Administrative service fee	6
Other expenses	4
Total expenses	151
Net investment income	209
Net change in unrealized appreciation (depreciation) on investments	(18)
Net increase in members' equity	$191

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of September 30, 2019 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2014 Debt Securitization	$126.3	$—	$—	$—	$126.3
2018 Debt Securitization	408.2	—	—	—	408.2
2018 GCIC Debt Securitization	541.0	—	—	—	541.0
SBA debentures	287.0	—	78.5	60.3	148.3
WF Credit Facility	253.8	—	—	253.8	—
MS Credit Facility II	259.9	—	—	259.9	—
DB Credit Facility	248.0	—	—	248.0	—
Unfunded commitments(1)	261.6	261.6	—	—	—
Total contractual obligations	$2,385.9	$261.6	$78.5	$822.0	$1,223.8

(1)
Unfunded commitments represent unfunded commitments to fund investments, excluding our investments in SLF and GCIC SLF, as of September 30, 2019. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of September 30, 2019, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2019, we had outstanding commitments to fund investments, excluding our investments in SLF and GCIC SLF, totaling $261.6 million. We have commitments of up to $100.1 million to SLF and commitments of up to $61.0 million to GCIC SLF as of September 30, 2019 that may be contributed primarily for the purpose of funding new investments approved by the respective SLFs' investment committee.

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

•
GC Advisors serves as collateral manager to the 2014 Issuer, the 2018 Issuer, and the GCIC 2018 Issuer under the 2014 Collateral Management Agreement, the 2018 Collateral Management Agreement, and the GCIC 2018 Collateral Management Agreement, respectively, and prior to the redemption of the 2010 Notes on July 20, 2018, served as the collateral manager to the 2010 Issuer under the 2010 Collateral Management Agreement. Fees payable to GC Advisors for providing these services offset against the base management fee payable by us under the Investment Advisory Agreement.

•	We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.

•	We assumed the GCIC Adviser Revolver with GC Advisors in the Merger with GCIC.

•
During the first ten months of calendar year 2019 and for calendar year 2018, the Golub Capital Employee Grant Program Rabbi Trust, or the Trust, purchased approximately $10.3 million of shares, or 571,180 shares, and $7.2 million, or 396,099 shares, of our common stock, respectively, for the purpose of awarding incentive compensation to employees of Golub Capital.

•
On September 16, 2019, we completed our acquisition of GCIC, pursuant to the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub was first merged with and into GCIC, with GCIC as the surviving company, and, immediately following the Initial Merger, GCIC was then merged with and into us, with us as the surviving company. As a result of, and as of the effective time of, the Merger, GCIC’s separate existence ceased.

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC 3, Inc., an unlisted business development company that primarily focuses on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacity for Golub Capital BDC 3, Inc. GC Advisors and its affiliates may determine that an investment is appropriate for us and for Golub Capital BDC 3, Inc. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2019, 2018 and 2017. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of September 30, 2019 and September 30, 2018, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments), forward currency contracts (Level 2 investments) and investments measured at fair value using the NAV, all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans and record these fees as fee income when received. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-

dividend date for publicly traded portfolio companies. Distributions received from LLC and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $13.7 million as of September 30, 2019 and $5.6 million as of September 30, 2018.

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

Income taxes: See “Consolidated Results of Operations - Expenses - Excise Tax Expense.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to the floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2019 and 2018, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01% and 1.01%, respectively. Prior to their redemption on March 23, 2018, the Class A-1, A-2 and B 2014 Notes issued as part of the 2014 Debt Securitization had floating interest rate provisions based on three-month LIBOR that reset quarterly. The Class A-1-R, A-2-R and B-R 2014 Notes issued in connection with the refinancing of the 2014 Debt Securitization have floating rate interest provisions based on the three-month LIBOR that reset quarterly, as do the Class A, B and C-1 2018 Notes issued as part of the 2018 Debt Securitization and Class A-1 and B-1 GCIC 2018 Notes as issued as part of the GCIC 2018 Debt Securitization. The DB Credit Facility has an interest rate equal to three-month LIBOR. Finally, the MS Credit Facility II and the WF Credit Facility have a floating interest rate provision primarily based on one-month LIBOR. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2019 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(10,083)	$(4,497)	$(5,586)
Up 50 basis points	20,291	8,994	11,297
Up 100 basis points	40,584	17,989	22,595
Up 150 basis points	60,875	26,983	33,892
Up 200 basis points	81,168	35,978	45,190

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2019, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Debt Securitizations, the MS Credit Facility II, the DB Credit Facility, the WF Credit Facility or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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
Management assessed the effectiveness of Golub Capital BDC’s internal control over financial reporting as of September 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2019, our internal control over financial reporting is effective based on those criteria.

Golub Capital BDC’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2019. This report appears on page 106.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital BDC, Inc. and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2019 and 2018, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 25, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2019 and 2018, by correspondence with the trustees or the underlying investee. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of investments using significant unobservable inputs and assumptions

Description of the Matter
At September 30, 2019, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $4,169,288 thousand. Management determines the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Notes 2 and 6 to the consolidated financial statements and using significant unobservable inputs and assumptions. Determining the fair value of the Level 3 investments requires management to make judgments about the valuation methodologies (i.e., market approach or income approach) and significant unobservable inputs and assumptions including, among others, EBITDA multiples, revenue multiples, and market interest rates for similar loans with similar credit profiles, used in determining the fair value measurements.
Auditing the fair value of the Company’s Level 3 investments was complex, as the unobservable inputs and assumptions used by the Company are highly judgmental and could have a significant effect on the fair value measurements of such investments.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s investment valuation process. This included controls over management's assessment of the valuation methodologies and significant unobservable inputs and assumptions used in determining the fair value measurements of the Level 3 investments.
Our audit procedures included, among others, evaluating the Company’s valuation methodologies, testing the significant unobservable inputs and assumptions used by the Company in determining the fair value of the Company’s Level 3 investments, and testing the mathematical accuracy of the Company’s valuation calculations. For each Level 3 investment, we reviewed the information considered by the Board of Directors relating to the Company’s determination of fair value. For a sample of the Company’s Level 3 investments, with the involvement of our valuation specialists, we independently developed fair value estimates and compared them to the Company’s estimates. We developed our independent fair value estimates by using borrower financial information, which we compared to agreements or underlying source documents provided to the Company by the borrowers, and available market information from third-party sources, such as market spreads, market multiples, and leverage. We also evaluated subsequent events and other available information and considered whether they corroborated or contradicted the Company’s year-end valuations.

Accounting for the Company’s acquisition of Golub Capital Investment Corporation

Description of the Matter
On September 16, 2019, the Company completed its acquisition of Golub Capital Investment Corporation (GCIC), as disclosed in Notes 2 and 14 to the consolidated financial statements. The transaction was accounted for as an asset acquisition with the Company as the acquiring entity. The consideration paid to GCIC’s stockholders exceeded the fair value of GCIC’s net assets, and the premium paid by the Company was allocated to the cost basis of GCIC’s assets acquired by the Company based on their relative fair values. Because the Company is required to record its assets at their respective fair values, the purchase premium allocated to the cost basis of the assets acquired from GCIC was immediately recognized as unrealized depreciation by the Company.
Auditing the Company's accounting for its acquisition of GCIC was complex due to the nature of it being a significant unusual transaction with a related party and the factors considered by the Company in determining that the transaction should be accounted for as an asset acquisition with the Company being the acquiring entity. Auditing the fair value of the assets acquired from GCIC was complex, as the unobservable inputs and assumptions used by the Company are highly judgmental and could have a significant effect on the fair value measurements of such assets.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its assessment of the accounting for the acquisition as an asset acquisition, as well as controls over management’s assessment of the valuation methodologies and significant unobservable inputs and assumptions used in determining the fair value measurements of the assets acquired from GCIC.
To test the Company’s accounting for its acquisition of GCIC, we performed audit procedures that included, among others, assessing management’s conclusion that the transaction be treated as an asset acquisition with the Company as the acquiring entity. We also inspected minutes of board of directors’ meetings, executed transaction agreements, and transfer agent documentation to test the authorization and execution of the transaction and the related issuance of the Company’s shares to GCIC’s stockholders. Additionally, we evaluated the Company’s measurement of the acquired assets, at fair value, at the acquisition date and the related purchase premium, including the measurement of the unrealized depreciation on the acquired assets. To test the fair value of the acquired assets, among other procedures, on a sample basis, with the involvement of our valuation specialists, we independently developed fair value estimates and compared them to the Company’s estimates. We developed our independent fair value estimates by using borrower financial information, which we compared to agreements or underlying source documents provided to the Company by the borrowers, and available market information from third-party sources, such as market spreads, market multiples, and leverage.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois
November 25, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Golub Capital BDC, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Golub Capital BDC, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition, including the consolidated schedules of investments, of the Company as of September 30, 2019 and 2018, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2019, and the related notes and our report dated November 25, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
November 25, 2019

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2019	September 30, 2018
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$4,156,713	$1,704,473
Non-controlled affiliate company investments	12,575	7,284
Controlled affiliate company investments	123,644	71,084
Total investments, at fair value (amortized cost of $4,391,770 and $1,780,652, respectively)	4,292,932	1,782,841
Cash and cash equivalents	6,463	5,878
Foreign currencies (cost of $54 and $159, respectively)	54	159
Restricted cash and cash equivalents	76,370	39,668
Restricted foreign currencies (cost of $1,321 and $0, respectively)	1,321	—
Cash collateral held at broker for forward currency contracts	600	—
Interest receivable	16,790	6,664
Other assets	333	342
Total Assets	$4,394,863	$1,835,552
Liabilities
Debt	$2,124,392	$845,683
Less unamortized debt issuance costs	4,939	2,934
Debt less unamortized debt issuance costs	2,119,453	842,749
Unrealized depreciation on forward currency contracts	115	—
Interest payable	13,380	4,135
Management and incentive fees payable	12,884	17,671
Accounts payable and other liabilities	25,970	2,069
Accrued trustee fees	207	74
Total Liabilities	2,172,009	866,698
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2019 and September 30, 2018	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 132,658,200 shares issued and outstanding as of September 30, 2019; 100,000,000 shares authorized, 60,165,454 issued and outstanding as of September 30, 2018	133	60
Paid in capital in excess of par	2,310,610	949,547
Distributable earnings	(87,889)	19,247
Total Net Assets	2,222,854	968,854
Total Liabilities and Total Net Assets	$4,394,863	$1,835,552
Number of common shares outstanding	132,658,200	60,165,454
Net asset value per common share	$16.76	$16.10

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years ended September 30,
	2019	2018	2017
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$168,689	$140,267	$127,674
Dividend income	349	624	629
Fee income	1,279	2,514	1,757
Total investment income from non-controlled/non-affiliate company investments	170,317	143,405	130,060
From non-controlled affiliate company investments:
Interest income	751	667	1,136
Fee income	11	—	—
Total investment income from non-controlled affiliate company investments	762	667	1,136
From controlled affiliate company investments:
Interest income	—	—	1,639
Dividend income	1,219	8,099	4,929
Total investment income from controlled affiliate company investments	1,219	8,099	6,568
Total investment income	172,298	152,171	137,764
Expenses
Interest and other debt financing expenses	43,531	33,174	31,534
Base management fee	27,872	24,214	23,815
Incentive fee	8,902	13,110	7,560
Professional fees	2,636	2,721	2,396
Administrative service fee	2,682	2,456	2,340
General and administrative expenses	603	475	556
Total expenses	86,226	76,150	68,201
Net investment income - before excise tax	86,072	76,021	69,563
Excise tax	—	—	17
Net investment income - after excise tax	86,072	76,021	69,546
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled/non-affiliate company investments	(4,616)	17,454	15,844
Non-controlled affiliate company investments	—	—	(6,442)
Foreign currency transactions	174	82	—
Net realized gain (loss) on investment transactions	(4,442)	17,536	9,402
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliate company investments	(100,297)	(11,212)	(3,878)
Non-controlled affiliate company investments	(1,210)	1,506	5,246
Controlled affiliate company investments	480	(1,881)	1,969
Translation of assets and liabilities in foreign currencies	685	—	—
Forward currency contracts	133	—	—
Net change in unrealized appreciation (depreciation) on investment transactions	(100,209)	(11,587)	3,337
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	3
Net gain (loss) on investment transactions and secured borrowings	(104,651)	5,949	12,742
Net increase (decrease) in net assets resulting from operations	$(18,579)	$81,970	$82,288
Per Common Share Data
Basic and diluted earnings (deficit) per common share	$(0.29)	$1.37	$1.45
Dividends and distributions declared per common share	$1.40	$1.36	$1.53
Basic and diluted weighted average common shares outstanding	63,430,034	59,803,208	56,913,064

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2016	55,059,067	$55	$855,998	$22,772	$878,825
Issuance of common stock, net of offering and underwriting costs	3,982,721	4	73,610	—	73,614
Net increase in net assets resulting from operations:
Net investment income - after excise tax	—	—	—	69,546	69,546
Net realized gain (loss) on investment transactions	—	—	—	9,402	9,402
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	3,340	3,340
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	535,505	1	9,661	—	9,662
Distributions from distributable earnings	—	—	—	(86,443)	(86,443)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	38	(38)	—
Total increase (decrease) for the period ended September 30, 2017	4,518,226	5	83,309	(4,193)	79,121
Balance at September 30, 2017	59,577,293	$60	$939,307	$18,579	$957,946
Net increase in net assets resulting from operations:
Net investment income - after excise tax	—	—	—	76,021	76,021
Net realized gain (loss) on investment transactions	—	—	—	17,536	17,536
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(11,587)	(11,587)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	588,161	—	10,245	—	10,245
Distributions from distributable earnings	—	—	—	(81,307)	(81,307)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(5)	5	—
Total increase (decrease) for the period ended September 30, 2018	588,161	—	10,240	668	10,908
Balance at September 30, 2018	60,165,454	$60	$949,547	$19,247	$968,854
Issuance of common stock, net of offering and underwriting costs	71,779,964	72	1,345,085	—	1,345,157
Net increase (decrease) in net assets resulting from operations:
Net investment income - after excise tax	—	—	—	86,072	86,072
Net realized gain (loss) on investment transactions	—	—	—	(4,442)	(4,442)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(100,209)	(100,209)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	712,782	1	12,046	—	12,047
Distributions from distributable earnings	—	—	—	(84,625)	(84,625)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	3,932	(3,932)	—
Total increase (decrease) for the period ended September 30, 2019	72,492,746	73	1,361,063	(107,136)	1,254,000
Balance at September 30, 2019	132,658,200	$133	$2,310,610	$(87,889)	$2,222,854

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended September 30,
	2019	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(18,579)	$81,970	$82,288
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of deferred debt issuance costs	2,096	3,315	3,289
Accretion of discounts and amortization of premiums	(7,191)	(9,641)	(9,495)
Net realized (gain) loss on investments	4,616	(17,454)	(9,402)
Net realized (gain) loss on other short-term borrowings	(353)	(152)	—
Net realized (gain) loss on foreign currency and other transactions	(22)	—	—
Net change in unrealized (appreciation) depreciation on investments	101,027	11,587	(3,337)
Net change in unrealized (appreciation) depreciation on secured borrowings	—	—	(3)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(679)	—	—
Net change in unrealized (appreciation) depreciation on forward currency contracts	(133)	—	—
Proceeds from (fundings of) revolving loans, net	(2,578)	7,235	(331)
Fundings of investments	(597,601)	(646,595)	(588,169)
Proceeds from principal payments and sales of portfolio investments	366,957	558,664	588,173
PIK interest	(2,951)	(1,622)	(1,839)
Cash acquired in merger	27,153	—	—
Changes in operating assets and liabilities:
Interest receivable	13,770	(393)	(336)
Other assets	(1,427)	(10)	90
Interest payable	1,762	335	571
Management and incentive fees payable	(4,787)	4,456	452
Accounts payable and other liabilities	292	(243)	240
Accrued trustee fees	(29)	(2)	4
Net cash (used in) provided by operating activities	(118,657)	(8,550)	62,195
Cash flows from financing activities
Borrowings on debt	1,358,608	760,450	545,000
Repayments of debt	(1,122,398)	(695,867)	(628,600)
Capitalized debt issuance costs	(4,101)	(1,976)	(1,935)
Proceeds from other short-term borrowings	25,325	9,511	—
Repayments on other short-term borrowings	(24,972)	(9,359)	—
Repayments on secured borrowings	—	—	(475)
Proceeds from shares sold, net of underwriting costs	—	—	74,014
Offering costs paid	—	—	(400)
Distributions paid(1)	(75,302)	(71,062)	(76,781)
Net cash provided by (used in) financing activities	157,160	(8,303)	(89,177)
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	38,503	(16,853)	(26,982)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	45,705	62,558	89,540
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$84,208	$45,705	$62,558
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$39,653	$29,523	$27,662
Taxes, including excise tax, paid during the period	—	—	17

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

Distributions declared during the period	84,625	81,307	86,443
Supplemental disclosure of non-cash operating and financing activities:
Funding of limited liability company (“LLC”) equity interests in Senior Loan Fund LLC (“SLF”)	$—	$—	$(78,689)
Proceeds from subordinated notes in SLF principal payment	—	—	78,689
Proceeds from issuance of Class A-1-R, Class A-2-R, and Class B-R 2014 Notes	—	246,000	—
Redemptions of Class A-1, Class A-2, and Class B 2014 Notes	—	(246,000)	—
Proceeds from issuance of Class A-Refi 2010 Notes	—	—	205,000
Redemption of Class A and Class B 2010 Notes	—	—	(205,000)
Stock issued in connection with dividend reinvestment plan	12,047	10,245	9,662
Acquisition of subsidiaries(2)
Noncash assets acquired:
Investments, at cost	$2,372,370	$—	$—
Cash collateral held at broker for forward currency contracts	600	—	—
Interest receivable	23,896	—	—
Other assets	158	—	—
Total noncash assets purchased	2,397,024	—	—
Liabilities assumed:
Debt	1,043,200	—	—
Interest payable	7,483	—	—
Unrealized depreciation on forward currency contracts	248	—	—
Distributions payable	2,722	—	—
Accounts payable and other liabilities	22,254	—	—
Accrued trustee fees	162	—	—
Total liabilities assumed	1,076,069	—	—
Issuance of common stock	$1,345,157	$—	$—
Merger costs capitalized into purchase price	2,950	—	—

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of September 30,
	2019	2018
Cash and cash equivalents	$6,463	$5,878
Foreign currencies (cost of $54 and $159, respectively)	54	159
Restricted cash and cash equivalents	76,370	39,668
Restricted foreign currencies (cost of $1,321 and $0, respectively)	1,321	—
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows (3)	$84,208	$45,705

(1)
Includes payment of $2,722 distribution payable to GCIC shareholders that was assumed in the Merger (defined in Note 1). Also includes payment of $2 to GCIC shareholders in lieu of fractional shares of our common stock as a result of the Merger.

(2)	Refer to Note 14 for more information related to our acquisition of GCIC.

(3)
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
ILC Dover, LP#+!~	Senior loan	L + 4.75%	(a)(c)(d)	6.94%	12/2023	$6,617	$6,583	0.3%	$6,617
NTS Technical Systems^*#+!~	One stop	L + 6.25%	(a)(c)	8.35%	06/2021	25,650	25,611	1.2	25,650
NTS Technical Systems#+!~	One stop	L + 6.25%	(a)(c)	8.35%	06/2021	4,210	4,201	0.2	4,210
NTS Technical Systems(5)	One stop	L + 6.25%		N/A(6)	06/2021	—	(40)	—	—
Tronair Parent, Inc.^+	Senior loan	L + 4.75%	(c)	6.93%	09/2023	726	717	—	682
Tronair Parent, Inc.	Senior loan	L + 4.50%	(c)(f)	6.96%	09/2021	160	157	—	148
Whitcraft LLC^*+	One stop	L + 5.50%	(c)	7.60%	04/2023	42,099	43,102	1.9	42,099
Whitcraft LLC	One stop	L + 5.50%	(c)	7.60%	04/2023	8,300	8,292	0.4	8,300
Whitcraft LLC(5)	One stop	L + 5.50%		N/A(6)	04/2023	—	(1)	—	—
						87,762	88,622	4.0	87,706
Automobile
Dent Wizard International Corporation#+!~	Senior loan	L + 4.00%	(a)	6.05%	04/2022	12,338	12,498	0.6	12,338
Grease Monkey International, LLC^*	Senior loan	L + 5.00%	(a)	7.04%	11/2022	7,834	7,934	0.4	7,834
Grease Monkey International, LLC#!~	Senior loan	L + 5.00%	(a)	7.04%	11/2022	2,394	2,494	0.1	2,394
Grease Monkey International, LLC#!~	Senior loan	L + 5.00%	(a)	7.04%	11/2022	1,215	1,267	0.1	1,215
Grease Monkey International, LLC#+!~	Senior loan	L + 5.00%	(a)	7.04%	11/2022	1,100	1,144	0.1	1,100
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.04%	11/2022	126	130	—	126
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.04%	11/2022	110	111	—	110
JHCC Holdings LLC	One stop	L + 5.50%	(c)	7.60%	09/2025	15,788	15,475	0.7	15,630
JHCC Holdings LLC	One stop	L + 5.50%	(a)	7.54%	09/2025	10	9	—	9
JHCC Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	09/2025	—	(3)	—	(3)
Polk Acquisition Corp.*	Senior loan	L + 5.25%	(a)	7.29%	06/2022	5,185	5,307	0.2	5,081
Polk Acquisition Corp.	Senior loan	L + 5.25%	(a)	7.29%	06/2022	30	31	—	30
Power Stop, LLC#+!~	Senior loan	L + 4.75%	(c)	6.85%	10/2025	2,871	2,935	0.1	2,871
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	8.54%	04/2023	13,218	13,345	0.6	13,218
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	8.54%	04/2023	2,084	2,169	0.1	2,084
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)(c)	8.55%	04/2023	1,822	1,897	0.1	1,822
Quick Quack Car Wash Holdings, LLC*	One stop	L + 6.50%	(a)	8.54%	04/2023	1,392	1,450	0.1	1,392
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.55%	04/2023	80	82	—	80
						67,597	68,275	3.2	67,331
Beverage, Food and Tobacco
Abita Brewing Co., L.L.C.+	One stop	L + 5.75%	(c)	7.87%	04/2021	9,983	10,051	0.5	9,882
Abita Brewing Co., L.L.C.(5)	One stop	L + 5.75%		N/A(6)	04/2021	—	(1)	—	(2)
BJH Holdings III Corp.#+!~	One stop	L + 5.75%	(a)	7.79%	08/2025	46,400	48,003	2.1	45,936
BJH Holdings III Corp.	One stop	L + 5.75%	(a)	7.79%	08/2025	160	151	—	152
C. J. Foods, Inc.^*	One stop	L + 6.25%	(c)	8.35%	05/2020	29,179	30,052	1.3	29,179
C. J. Foods, Inc.^	One stop	L + 6.25%	(c)	8.35%	05/2020	2,207	2,275	0.1	2,207
C. J. Foods, Inc.	One stop	L + 6.25%	(a)	8.30%	05/2020	592	636	—	592
Cafe Rio Holding, Inc.^	One stop	L + 5.75%	(c)	7.95%	09/2023	18,801	19,065	0.9	18,801
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(c)	7.95%	09/2023	2,270	2,367	0.1	2,270
Cafe Rio Holding, Inc.*	One stop	L + 5.75%	(c)	7.95%	09/2023	1,442	1,503	0.1	1,442
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(c)	7.95%	09/2023	1,273	1,327	0.1	1,273

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(c)	7.85%	09/2023	$335	$332	—%	$335
Cafe Rio Holding, Inc.	One stop	L + 5.75%	(c)	0.0785	09/2023	183	183	—	183
Cafe Rio Holding, Inc.	One stop	P + 4.75%	(f)	0.0975	09/2023	60	61	—	60
Fintech Midco, LLC*	One stop	L + 5.25%	(a)	7.30%	08/2024	24,661	25,093	1.1	24,661
Fintech Midco, LLC	One stop	L + 5.25%	(a)	7.30%	08/2024	1,142	1,190	0.1	1,142
Fintech Midco, LLC(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	—
Fintech Midco, LLC(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	—
Flavor Producers, LLC#!~	Senior loan	L + 4.75%	(c)	6.85%	12/2023	5,031	4,903	0.2	4,630
Flavor Producers, LLC(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	—	(6)	—	(10)
FWR Holding Corporation^	One stop	L + 5.50%	(a)	7.55%	08/2023	9,203	9,334	0.4	9,203
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.55%	08/2023	1,839	1,916	0.1	1,839
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.55%	08/2023	1,163	1,211	0.1	1,163
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.55%	08/2023	368	381	—	368
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.55%	08/2023	275	285	—	275
FWR Holding Corporation	One stop	L + 5.50%	(a)	7.55%	08/2023	34	33	—	34
FWR Holding Corporation	One stop	L + 5.50%		N/A(6)	08/2023	—	—	—	—
Global ID Corporation*#+!~	One stop	L + 6.50%	(c)	8.60%	11/2021	11,798	12,028	0.5	11,798
Global ID Corporation*	One stop	L + 6.50%	(c)	8.60%	11/2021	821	854	—	821
Global ID Corporation	One stop	L + 6.50%	(c)	8.60%	11/2021	719	749	—	719
Global ID Corporation	One stop	L + 6.50%	(c)	8.60%	11/2021	494	513	—	494
Global ID Corporation	One stop	L + 6.50%		N/A(6)	11/2021	—	—	—	—
Global ID Corporation	One stop	L + 6.50%		N/A(6)	11/2021	—	—	—	—
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	3.04% cash/7.50% PIK	06/2023	767	799	—	767
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	3.04% cash/7.50% PIK	06/2023	604	628	—	604
Mendocino Farms, LLC(5)	One stop	L + 1.00%		N/A(6)	06/2023	—	(1)	—	—
Mid-America Pet Food, L.L.C.^*	One stop	L + 6.00%	(c)	8.10%	12/2021	22,514	22,992	1.0	22,514
Mid-America Pet Food, L.L.C.	One stop	L + 6.00%		N/A(6)	12/2021	—	—	—	—
NBC Intermediate, LLC#+!~	Senior loan	L + 4.25%	(a)(c)	6.40%	09/2023	2,365	2,402	0.1	2,365
NBC Intermediate, LLC*	Senior loan	L + 4.25%	(c)	6.45%	09/2023	2,309	2,346	0.1	2,309
NBC Intermediate, LLC^	Senior loan	L + 4.25%	(c)	6.45%	09/2023	2,024	2,010	0.1	2,024
NBC Intermediate, LLC	Senior loan	L + 4.25%		N/A(6)	09/2023	—	—	—	—
Purfoods, LLC	One stop	L + 5.50%	(c)	7.62%	05/2021	16,176	16,457	0.7	16,176
Purfoods, LLC	One stop	L + 5.50%	(c)	7.60%	05/2021	543	564	—	543
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	391	407	—	391
Purfoods, LLC#!~	One stop	L + 5.50%	(c)	7.60%	05/2021	296	307	—	296
Purfoods, LLC#!~	One stop	L + 5.50%	(c)	7.60%	05/2021	296	307	—	296
Purfoods, LLC*	One stop	L + 5.50%	(c)	7.60%	05/2021	295	307	—	295
Purfoods, LLC	One stop	L + 5.50%	(c)	7.59%	05/2021	253	257	—	253
Purfoods, LLC	One stop	N/A		7.00% PIK	05/2026	241	246	—	241
Purfoods, LLC	One stop	L + 5.50%	(c)	7.60%	05/2021	149	155	—	149
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	48	48	—	48
Purfoods, LLC	One stop	L + 5.50%	(a)(c)	7.57%	05/2021	40	41	—	40
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	30	30	—	30

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	$30	$30	—	$30
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	28	28	—	28
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	22	22	—	22
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	22	22	—	22
Purfoods, LLC^	One stop	L + 5.50%	(c)	7.60%	05/2021	20	20	—	20
Rubio's Restaurants, Inc.^*	Senior loan	L + 7.00%	(c)	9.1%	10/2019	11,349	11,330	0.5	11,349
Rubio's Restaurants, Inc.	Senior loan	L + 7.00%	(a)(f)	9.62%	10/2019	90	91	—	90
Wood Fired Holding Corp.*	One stop	L + 5.75%	(c)	8.06%	12/2023	14,180	14,451	0.6	14,180
Wood Fired Holding Corp.	One stop	L + 5.75%	(c)	7.85%	12/2023	40	39	—	40
Wood Fired Holding Corp.	One stop	L + 5.75%		N/A(6)	12/2023	—	—	—	—
						245,555	250,822	10.8	244,569
Broadcasting and Entertainment
TouchTunes Interactive Networks, Inc.^+	Senior loan	L + 4.75%	(a)	6.79%	05/2021	2,108	2,136	0.1	2,108
Buildings and Real Estate
Brooks Equipment Company, LLC^*	One stop	L + 5.00%	(c)	7.12%	08/2020	26,730	26,930	1.2	26,730
Brooks Equipment Company, LLC*	One stop	L + 5.00%	(b)(c)	7.13%	08/2020	668	671	—	668
Brooks Equipment Company, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2020	—	(3)	—	—
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(a)(f)	6.55%	03/2024	1,015	1,058	0.1	1,015
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(f)	6.55%	03/2024	923	940	—	923
Jensen Hughes, Inc.	Senior loan	L + 4.50%	(a)(f)	6.55%	03/2024	443	462	—	443
Jensen Hughes, Inc.+	Senior loan	L + 4.50%	(a)(c)	6.54%	03/2024	283	287	—	283
MRI Software LLC^	One stop	L + 5.75%	(a)	7.80%	06/2023	41,896	42,320	1.9	41,896
MRI Software LLC^*+	One stop	L + 5.75%	(a)	7.80%	06/2023	30,692	31,364	1.4	30,692
MRI Software LLC#+!~	One stop	L + 5.75%	(a)	7.80%	06/2023	7,601	7,834	0.3	7,601
MRI Software LLC	One stop	L + 5.75%	(a)	7.80%	06/2023	6,561	6,841	0.3	6,561
MRI Software LLC	One stop	L + 5.75%	(a)	7.80%	06/2023	4,604	4,793	0.2	4,604
MRI Software LLC^	One stop	L + 5.75%	(a)	7.80%	06/2023	3,231	3,369	0.1	3,231
MRI Software LLC#+!~	One stop	L + 5.75%	(a)	7.80%	06/2023	2,068	2,157	0.1	2,068
MRI Software LLC	One stop	L + 5.75%	(a)	7.80%	06/2023	1,207	1,256	0.1	1,207
MRI Software LLC^	One stop	L + 5.75%	(a)	7.80%	06/2023	696	708	—	696
MRI Software LLC#!~	One stop	L + 5.75%	(a)	7.80%	06/2023	292	289	—	292
MRI Software LLC*	One stop	L + 5.75%	(a)	7.80%	06/2023	292	290	—	292
MRI Software LLC*	One stop	L + 5.75%	(a)	7.80%	06/2023	192	191	—	192
MRI Software LLC#!~	One stop	L + 5.75%	(a)	7.80%	06/2023	97	96	—	97
MRI Software LLC(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(2)	—	—
MRI Software LLC(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(2)	—	—
Paradigm DKD Group, LLC+(7)	Senior loan	L + 6.25%	(c)	8.35%	05/2022	1,654	1,207	0.1	1,183
Paradigm DKD Group, LLC(5)(7)	Senior loan	L + 6.25%	(c)	N/A(6)	05/2022	—	(64)	—	(64)
						131,145	132,992	5.8	130,610
Chemicals, Plastics and Rubber
Flexan, LLC*	One stop	L + 5.75%	(c)	7.85%	02/2020	3,306	3,345	0.1	3,306
Flexan, LLC^	One stop	L + 5.75%	(c)	7.85%	02/2020	1,556	1,575	0.1	1,556
Flexan, LLC	One stop	P + 4.50%	(f)	9.50%	02/2020	30	31	—	30
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(c)	7.57%	07/2024	12,832	12,982	0.6	12,832
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(c)	7.57%	07/2024	855	890	—	855

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Chemicals, Plastics and Rubber - (continued)
Inhance Technologies Holdings LLC	One stop	P + 4.25%	(f)	9.25%	07/2024	$100	$100	—%	$100
						18,679	18,923	0.8	18,679
Diversified/Conglomerate Manufacturing
Blackbird Purchaser, Inc.#+!~	Senior loan	L + 4.50%	(c)(f)	6.6%	04/2026	13,149	13,494	0.6	13,149
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)(f)	6.60%	04/2026	598	620	—	598
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)	6.6%	04/2024	70	68	—	70
Chase Industries, Inc.#+!~	Senior loan	L + 4.00%	(c)(f)	6.1%	05/2025	12,120	12,267	0.5	12,120
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)	6.1%	05/2025	991	1,030	0.1	991
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.10%	05/2023	306	311	—	306
Inventus Power, Inc.^*+	One stop	L + 6.50%	(a)	8.54%	04/2020	15,885	15,399	0.6	14,295
Inventus Power, Inc.	One stop	L + 6.50%	(a)	8.55%	04/2020	610	581	—	530
Pasternack Enterprises, Inc. and Fairview Microwave, Inc#+!~	Senior loan	L + 4.00%	(a)(f)	6.04%	07/2025	13,702	13,973	0.6	13,702
Pasternack Enterprises, Inc. and Fairview Microwave, Inc	Senior loan	L + 4.00%	(b)	6.09%	07/2023	8	8	—	8
PetroChoice Holdings, Inc.^	Senior loan	L + 5.00%	(c)	7.26%	08/2022	3,309	3,320	0.1	3,211
Reladyne, Inc.^*	Senior loan	L + 5.00%	(c)	7.32%	07/2022	27,295	27,634	1.2	27,295
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.32%	07/2022	2,366	2,457	0.1	2,366
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.10%	07/2022	1,732	1,805	0.1	1,732
Reladyne, Inc.	Senior loan	L + 5.00%	(c)	7.32%	07/2022	1,561	1,627	0.1	1,561
Reladyne, Inc.^	Senior loan	L + 5.00%	(c)	7.32%	07/2022	1,283	1,333	0.1	1,283
Reladyne, Inc.#!~	Senior loan	L + 5.00%	(c)	7.32%	07/2022	1,104	1,147	0.1	1,104
Reladyne, Inc.#!~	Senior loan	L + 5.00%	(c)	7.32%	07/2022	503	523	—	503
Togetherwork Holdings, LLC*	One stop	L + 6.25%	(a)	8.29%	03/2025	15,724	15,898	0.7	15,724
Togetherwork Holdings, LLC#+!~	One stop	L + 6.25%	(a)	8.29%	03/2025	1,822	1,897	0.1	1,822
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	03/2025	1,768	1,837	0.1	1,768
Togetherwork Holdings, LLC*	One stop	L + 6.25%	(a)	8.29%	03/2025	1,724	1,795	0.1	1,724
Togetherwork Holdings, LLC#+!~	One stop	L + 6.25%	(a)	8.29%	03/2025	1,664	1,704	0.1	1,664
Togetherwork Holdings, LLC*+	One stop	L + 6.25%	(a)	8.29%	03/2025	1,605	1,671	0.1	1,605
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	03/2025	1,496	1,556	0.1	1,496
Togetherwork Holdings, LLC*	One stop	L + 6.25%	(a)	8.29%	03/2025	1,225	1,247	0.1	1,225
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	03/2025	675	701	—	675
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	03/2025	66	67	—	66
Togetherwork Holdings, LLC#!~	One stop	L + 6.25%	(a)	8.29%	03/2025	60	62	—	60
Togetherwork Holdings, LLC(5)	One stop	L + 6.25%		N/A(6)	03/2024	—	(2)	—	—
						124,421	126,030	5.6	122,653
Diversified/Conglomerate Service
3ES Innovation, Inc.#+!~(8)(12)	One stop	L + 5.75%	(c)(d)	7.81%	05/2025	13,900	14,196	0.6	13,900
3ES Innovation, Inc.(5)(8)(12)	One stop	L + 5.75%		N/A(6)	05/2025	—	(2)	—	—
Accela, Inc.*	One stop	L + 8.75%	(a)	5.29% cash/5.50% PIK	09/2023	11,933	11,983	0.5	11,695
Accela, Inc.	One stop	L + 8.75%	(a)	5.29% cash/5.50% PIK	09/2023	996	1,003	—	976
Accela, Inc.	One stop	L + 8.75%	(a)	5.29% cash/5.50% PIK	09/2023	104	104	—	102
Agility Recovery Solutions Inc.^*	One stop	L + 6.00%	(e)	8.02%	03/2023	22,708	22,869	1.0	22,708
Agility Recovery Solutions Inc.	One stop	L + 6.00%	(a)(c)	8.10%	03/2023	201	196	—	201
Apptio, Inc.#!~	One stop	L + 7.25%	(c)	9.56%	01/2025	57,009	57,889	2.6	57,009
Apptio, Inc.(5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(2)	—	—
Arch Global CCT Holdings Corp.#+!~	Senior loan	L + 4.75%	(a)(f)	6.79%	04/2026	3,853	3,896	0.2	3,853
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%		N/A(6)	04/2025	$—	$—	—%	$—
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	—
Astute Holdings, Inc.	One stop	L + 6.00%	(a)	8.04%	04/2025	10,935	11,132	0.5	10,935
Astute Holdings, Inc.	One stop	L + 6.00%	(a)	8.04%	04/2025	40	39	—	40
Astute Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	04/2025	—	(2)	—	—
AutoQuotes, LLC	One stop	L + 5.75%	(c)	7.88%	11/2024	9,888	10,056	0.4	9,888
AutoQuotes, LLC	One stop	L + 5.75%		N/A(6)	11/2024	—	—	—	—
Axiom Merger Sub Inc.#!~	One stop	L + 5.50%	(b)(c)	7.85%	04/2026	5,906	5,969	0.3	5,906
Axiom Merger Sub Inc.#+!~(8)(9)	One stop	E + 5.75%	(g)	5.75%	04/2026	2,442	2,467	0.1	2,378
Axiom Merger Sub Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(1)	—	—
Axiom Merger Sub Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(3)	—	—
Bazaarvoice, Inc.*#+!~	One stop	L + 5.75%	(a)	7.79%	02/2024	48,613	49,581	2.2	48,613
Bazaarvoice, Inc.(5)	One stop	L + 5.75%		N/A(6)	02/2024	—	(3)	—	—
Bearcat Buyer, Inc.#+!~	Senior loan	L + 4.25%	(c)	6.35%	07/2026	2,957	2,983	0.1	2,928
Bearcat Buyer, Inc.#!~	Senior loan	L + 4.25%	(c)	6.35%	07/2026	312	309	—	309
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	6.35%	07/2026	166	167	—	162
Bearcat Buyer, Inc.	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Bullhorn, Inc.#!~	One stop	L + 6.75%	(b)	8.91%	11/2022	5,082	5,094	0.2	5,132
Bullhorn, Inc.#!~	One stop	L + 6.75%	(b)	8.91%	11/2022	1,217	1,220	0.1	1,229
Calabrio, Inc.#!~	One stop	L + 6.50%	(c)	8.60%	06/2025	9,880	10,058	0.4	9,880
Calabrio, Inc.	One stop	L + 6.50%	(a)(c)	8.54%	06/2025	84	84	—	84
Caliper Software, Inc.#!~	One stop	L + 6.00%	(c)(f)	8.10%	11/2025	26,137	26,698	1.2	26,137
Caliper Software, Inc.	One stop	L + 6.00%	(c)	8.10%	11/2023	284	287	—	284
Centrify Corporation*	One stop	L + 6.25%	(c)	8.36%	08/2024	23,375	23,422	1.0	22,674
Centrify Corporation	One stop	P + 5.25%	(f)	10.25%	08/2024	300	300	—	292
Clearwater Analytics, LLC^*	One stop	L + 7.00%	(c)	9.20%	09/2022	16,458	16,452	0.7	16,458
Clearwater Analytics, LLC+	One stop	L + 7.00%	(c)	9.22%	07/2025	6,102	6,134	0.3	6,102
Clearwater Analytics, LLC(5)	One stop	L + 7.00%		N/A(6)	09/2022	—	(4)	—	—
Cloudbees, Inc.	One stop	L + 9.00%	(a)(c)	10.60% cash/0.50% PIK	05/2023	4,193	4,240	0.2	4,172
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.54% cash/0.50% PIK	08/2021	1,462	1,482	0.1	1,421
Cloudbees, Inc.	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.	One stop	L + 5.50%	(a)	7.55%	03/2024	15,470	15,741	0.7	15,470
Confluence Technologies, Inc.(5)	One stop	L + 5.50%		N/A(6)	03/2024	—	(1)	—	—
Connexin Software, Inc.#!~	One stop	L + 8.50%	(a)	10.54%	02/2024	7,550	7,637	0.3	7,475
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Conservice, LLC#+!~	One stop	L + 5.25%	(a)	7.29%	12/2024	3,794	3,870	0.2	3,794
Conservice, LLC	One stop	L + 5.25%		N/A(6)	12/2024	—	—	—	—
Daxko Acquisition Corporation^*	One stop	L + 4.75%	(a)	6.79%	09/2023	22,173	22,490	1.0	22,173
Daxko Acquisition Corporation(5)	One stop	L + 4.75%		N/A(6)	09/2023	—	(1)	—	—
Digital Guardian, Inc.	One stop	L + 9.50%	(c)	8.82% cash/3.00% PIK	06/2023	8,470	8,855	0.4	8,896
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	06/2023	8	6	—	8
Digital Guardian, Inc.	One stop	L + 6.50%		N/A(6)	06/2023	—	18	—	19
Digital Guardian, Inc.	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	—
DISA Holdings Acquisition Subsidiary Corp.#+!~	Senior loan	P + 3.00%	(c)(f)	7.09%	06/2022	5,107	5,228	0.2	5,107
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%	(a)(c)(f)	6.04%	06/2022	20	19	—	20

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
DISA Holdings Acquisition Subsidiary Corp.	Senior loan	L + 4.00%		N/A(6)	06/2022	$—	$4	—%	$—
E2open, LLC*#+!~	One stop	L + 5.75%	(c)	7.87%	11/2024	86,772	87,841	3.9	86,772
E2open, LLC(5)	One stop	L + 5.75%		N/A(6)	11/2024	—	(6)	—	—
EGD Security Systems, LLC^*	One stop	L + 5.75%	(c)	8.06%	06/2023	30,092	30,588	1.4	30,092
EGD Security Systems, LLC	One stop	L + 5.75%	(b)(c)	8.06%	06/2023	644	669	—	644
EGD Security Systems, LLC(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(2)	—	—
EGD Security Systems, LLC(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(2)	—	—
GS Acquisitionco, Inc.*#+!~	One stop	L + 5.75%	(a)	7.80%	05/2024	54,564	55,059	2.4	53,881
GS Acquisitionco, Inc.*	One stop	L + 5.75%	(a)	7.80%	05/2024	12,886	13,268	0.6	12,725
GS Acquisitionco, Inc.	One stop	L + 5.75%	(a)	7.80%	05/2024	3,320	3,419	0.1	3,279
GS Acquisitionco, Inc.#+!~	One stop	L + 5.75%	(a)	7.80%	05/2024	3,064	3,155	0.1	3,025
GS Acquisitionco, Inc.	One stop	L + 5.75%	(a)	7.80%	05/2024	1,918	1,976	0.1	1,895
GS Acquisitionco, Inc.	One stop	L + 5.75%	(a)	7.80%	05/2024	52	50	—	50
GS Acquisitionco, Inc.	One stop	L + 5.75%	(a)	7.80%	05/2024	11	10	—	9
HealthcareSource HR, Inc.*	One stop	L + 5.25%	(c)	7.35%	05/2023	34,095	34,208	1.5	34,095
HealthcareSource HR, Inc.(5)	One stop	L + 5.25%		N/A(6)	05/2023	—	(2)	—	—
HSI Halo Acquisition, Inc.#+!~	One stop	L + 5.75%	(c)	7.87%	08/2026	4,133	4,187	0.2	4,092
HSI Halo Acquisition, Inc.	One stop	L + 5.75%		N/A(6)	09/2025	—	—	—	—
HSI Halo Acquisition, Inc.(5)	One stop	L + 5.75%		N/A(6)	08/2026	—	(6)	—	(7)
Hydraulic Authority III Limited#!~(8)(9)(10)	One stop	L + 6.00%	(i)(j)	7.00%	11/2025	12,439	12,686	0.5	12,102
Hydraulic Authority III Limited(8)(9)(10)	One stop	N/A		11.00% PIK	11/2028	179	184	—	175
Hydraulic Authority III Limited(8)(9)(10)	One stop	L + 6.00%	(i)	8.10%	11/2025	24	24	—	24
ICIMS, Inc.#!~	One stop	L + 6.50%	(a)	8.56%	09/2024	14,355	14,597	0.7	14,355
ICIMS, Inc.#!~	One stop	L + 6.50%	(a)	8.56%	09/2024	4,501	4,595	0.2	4,501
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—
III US Holdings, LLC	One stop	L + 6.00%		N/A(6)	09/2022	—	—	—	—
Imprivata, Inc.*#+!~	Senior loan	L + 4.00%	(c)	6.10%	10/2023	13,185	13,427	0.6	13,185
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(1)	—	—
Infogix, Inc.*	One stop	L + 6.50%	(c)	8.60%	04/2024	7,252	7,419	0.3	7,107
Infogix, Inc.*+	One stop	L + 6.50%	(c)	8.60%	04/2024	1,119	1,140	0.1	1,096
Infogix, Inc.	One stop	L + 6.50%	(c)	8.60%	04/2024	28	27	—	26
Integral Ad Science, Inc.#!~	One stop	L + 7.25%	(a)	8.05% cash/1.25% PIK	07/2024	14,751	15,006	0.7	14,751
Integral Ad Science, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(3)	—	(4)
Integration Appliance, Inc.^*#!~	One stop	L + 7.25%	(c)	9.43%	08/2023	68,335	69,389	3.1	68,335
Integration Appliance, Inc.	One stop	L + 7.25%	(a)	9.29%	08/2023	487	482	—	487
Internet Truckstop Group LLC*	One stop	L + 5.50%	(c)	7.61%	04/2025	22,816	23,521	1.0	22,816
Internet Truckstop Group LLC(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(3)	—	—
Invoice Cloud, Inc.	One stop	L + 6.50%	(c)	5.43% cash/3.25% PIK	02/2024	6,309	6,360	0.3	6,309
Invoice Cloud, Inc.	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	—
Invoice Cloud, Inc.(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	(1)	—	—
JAMF Holdings, Inc.#!~	One stop	L + 7.00%	(c)	9.18%	11/2022	13,559	13,806	0.6	13,559
JAMF Holdings, Inc.	One stop	L + 7.00%	(a)	9.05%	11/2022	36	36	—	36
Kareo, Inc.	One stop	L + 9.00%	(a)	11.04%	06/2022	10,273	10,453	0.5	10,350

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Kareo, Inc.	One stop	L + 9.00%	(a)	11.04%	06/2022	$940	$963	—%	$948
Kareo, Inc.	One stop	L + 9.00%	(a)	11.04%	06/2022	753	772	—	759
Kareo, Inc.	One stop	L + 9.00%		N/A(6)	06/2022	—	—	—	—
Kaseya Traverse Inc*	One stop	L + 6.50%	(c)(d)	7.72% cash/1.00% PIK	05/2025	33,149	34,346	1.5	33,149
Kaseya Traverse Inc	One stop	L + 6.50%	(c)(d)	7.69% cash/1.00% PIK	05/2025	498	519	—	498
Kaseya Traverse Inc	One stop	L + 6.50%	(c)	8.60%	05/2025	52	51	—	52
Keais Records Service, LLC	One stop	L + 4.50%	(a)	6.54%	10/2024	18,076	18,388	0.8	18,076
Keais Records Service, LLC(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(1)	—	—
Keais Records Service, LLC	One stop	L + 4.50%		N/A(6)	10/2024	—	—	—	—
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	6.65%	03/2025	2,567	2,631	0.1	2,567
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	6.61%	03/2025	33	32	—	33
Learn-it Systems, LLC	Senior loan	L + 4.50%	(a)(c)(f)	7.04%	03/2025	26	26	—	26
Litera Bidco LLC#+!~	One stop	L + 5.75%	(c)(d)	7.95%	05/2026	3,379	3,411	0.2	3,379
Litera Bidco LLC	One stop	L + 5.75%	(c)(d)	7.96%	05/2026	705	735	—	705
Litera Bidco LLC	One stop	L + 5.75%	(c)(d)	7.96%	05/2026	705	734	—	705
Litera Bidco LLC	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
Maverick Bidco Inc.*#!~	One stop	L + 6.25%	(c)	8.35%	04/2023	39,870	40,173	1.8	39,073
Maverick Bidco Inc.*	One stop	L + 6.25%	(c)	8.35%	04/2023	3,215	3,289	0.1	3,151
Maverick Bidco Inc.	One stop	L + 6.25%	(c)	8.55%	04/2023	68	65	—	62
MetricStream, Inc.	One stop	L + 7.00%	(a)	9.04%	05/2024	9,131	9,232	0.4	9,192
MetricStream, Inc.	One stop	L + 7.00%		N/A(6)	05/2024	—	1	—	2
MetricStream, Inc.	One stop	L + 7.00%		N/A(6)	04/2024	—	12	—	14
Mindbody, Inc.#!~	One stop	L + 7.00%	(a)	9.06%	02/2025	48,351	49,317	2.2	48,351
Mindbody, Inc.(5)	One stop	L + 7.00%		N/A(6)	02/2025	—	(1)	—	—
Ministry Brands, LLC+	Senior loan	L + 4.00%	(a)	6.04%	12/2022	1,460	1,484	0.1	1,460
Ministry Brands, LLC+	Senior loan	L + 4.00%	(a)	6.04%	12/2022	836	849	—	836
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.04%	12/2022	381	397	—	381
MMan Acquisition Co.^*+	One stop	L + 3.50%	(c)	3.26% cash/2.50% PIK	08/2023	22,428	19,646	0.8	16,798
Namely, Inc.#!~	One stop	L + 7.50%	(a)	6.25% cash/1.25% PIK	06/2024	3,546	3,589	0.2	3,546
Namely, Inc.	One stop	L + 6.25%		N/A(6)	06/2024	—	—	—	—
Namely, Inc.(5)	One stop	L + 6.25%		N/A(6)	06/2024	—	(16)	—	—
Net Health Acquisition Corp.*	One stop	L + 5.50%	(c)	7.60%	12/2023	8,642	8,775	0.4	8,555
Net Health Acquisition Corp.#+!~	One stop	L + 5.50%	(c)	7.60%	12/2023	6,914	7,069	0.3	6,845
Net Health Acquisition Corp.*	One stop	L + 5.50%	(c)	7.60%	12/2023	1,207	1,227	0.1	1,195
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(2)	—	(2)
Netsmart Technologies, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2021	—	(4)	—	(2)
Nextech Holdings, LLC#+!~	One stop	L + 5.50%	(a)	7.54%	06/2025	4,052	4,132	0.2	4,052
Nextech Holdings, LLC	One stop	L + 5.50%	(a)	7.54%	06/2025	100	96	—	100
Nextech Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(23)	—	—
Nexus Brands Group, Inc.*	One stop	L + 6.00%	(c)	8.12%	11/2023	9,474	9,597	0.4	9,474
Nexus Brands Group, Inc.#+!~(8)(9)	One stop	N/A		7.00%	11/2023	7,240	7,396	0.3	7,060
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.10%	11/2023	2,007	2,091	0.1	2,007
Nexus Brands Group, Inc.#!~	One stop	L + 6.00%	(c)	8.10%	11/2023	1,452	1,513	0.1	1,452
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)(c)	8.13%	11/2023	160	162	—	160

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Nexus Brands Group, Inc.(8)(9)	One stop	N/A		N/A(6)	11/2023	$—	$—	—%	$—
Nexus Brands Group, Inc.(5)(8)(9)	One stop	N/A		N/A(6)	11/2023	—	(1)	—	—
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	—
Personify, Inc.*+	One stop	L + 5.75%	(c)	7.85%	09/2024	15,614	15,933	0.7	15,614
Personify, Inc.	One stop	L + 5.75%	(c)	7.85%	09/2024	40	40	—	40
PlanSource Holdings, Inc.#!~	One stop	L + 6.25%	(c)	8.81%	04/2025	9,330	9,516	0.4	9,330
PlanSource Holdings, Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
Project Power Buyer, LLC#+!~	One stop	L + 5.75%	(c)	7.86%	05/2026	11,613	11,860	0.5	11,613
Project Power Buyer, LLC(5)	One stop	L + 5.75%		N/A(6)	05/2025	—	(1)	—	—
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	20,049	20,296	0.9	20,049
Property Brands, Inc.*	One stop	L + 6.00%	(a)	8.04%	01/2024	6,720	6,861	0.3	6,720
Property Brands, Inc.^	One stop	L + 6.00%	(a)	8.04%	01/2024	3,276	3,413	0.2	3,276
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	1,438	1,496	0.1	1,438
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	1,218	1,267	0.1	1,218
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	1,200	1,251	0.1	1,200
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	507	527	—	507
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	—
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(4)	—	—
Qgenda Intermediate Holdings, LLC+	One stop	L + 4.75%	(a)	6.79%	06/2025	15,432	15,453	0.7	15,432
Qgenda Intermediate Holdings, LLC(5)	One stop	L + 4.75%		N/A(6)	06/2025	—	(2)	—	—
RegEd Aquireco, LLC+	Senior loan	L + 4.25%	(a)	6.29%	12/2024	11,532	11,527	0.5	11,532
RegEd Aquireco, LLC	Senior loan	P + 3.25%	(f)	8.25%	12/2024	58	58	—	58
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(5)	—	—
Saba Software, Inc.^*#+!~	Senior loan	L + 4.50%	(b)	6.59%	05/2023	49,189	50,222	2.2	49,189
Saba Software, Inc.#+!~	Senior loan	L + 4.50%	(b)	6.59%	05/2023	11,011	11,140	0.5	11,011
Saba Software, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	05/2023	—	(2)	—	—
SnapLogic, Inc.	One stop	L + 8.75%	(a)	5.29% cash/5.50% PIK	09/2024	5,734	5,650	0.3	5,671
SnapLogic, Inc.	One stop	L + 3.25%		N/A(6)	09/2024	—	—	—	—
SnapLogic, Inc.	One stop	L + 3.25%		N/A(6)	09/2024	—	—	—	—
Telesoft, LLC*	One stop	L + 5.00%	(c)	7.32%	07/2022	7,276	7,437	0.3	7,276
Telesoft, LLC	One stop	L + 5.00%		N/A(6)	07/2022	—	—	—	—
TI Intermediate Holdings, LLC+	Senior loan	L + 4.50%	(a)	6.54%	12/2024	3,553	3,624	0.2	3,553
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Transact Holdings, Inc.#+!~	Senior loan	L + 4.75%	(c)	7.01%	04/2026	3,110	3,160	0.1	3,094
Transaction Data Systems, Inc.*#+!~	One stop	L + 5.25%	(a)	7.30%	06/2021	84,331	86,275	3.8	84,331
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.30%	06/2021	130	133	—	130
Trintech, Inc.^*	One stop	L + 6.50%	(c)	8.76%	12/2023	22,629	23,071	1.0	22,629
Trintech, Inc.^	One stop	L + 6.50%	(c)	8.76%	12/2023	9,383	9,625	0.4	9,383
Trintech, Inc.	One stop	L + 6.50%	(c)	8.69%	12/2023	120	122	—	120
True Commerce, Inc.^#+!~	One stop	L + 5.75%	(c)	7.85%	11/2023	15,428	15,776	0.7	15,428
True Commerce, Inc.+(8)(9)	One stop	L + 5.75%	(c)	7.85%	11/2023	2,616	2,735	0.1	2,572
True Commerce, Inc.(8)	One stop	L + 5.75%	(c)	7.85%	11/2023	919	960	—	919
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Upserve, Inc.#!~	One stop	L + 5.50%	(a)	7.54%	07/2023	5,141	5,222	0.2	5,141
Upserve, Inc.	One stop	L + 5.50%	(a)	7.54%	07/2023	1,451	1,511	0.1	1,451

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Conglomerate/Service - (continued)
Upserve, Inc.	One stop	L + 5.50%		N/A(6)	07/2023	$—	$—	$—%	$—
Vector CS Midco Limited & Cloudsense Ltd.#!~(8)(9)(10)	One stop	L + 7.25%	(c)	4.50% cash/2.75% PIK	05/2024	7,608	7,758	0.3	7,322
Vector CS Midco Limited & Cloudsense Ltd.(5)(8)(9)(10)	One stop	L + 4.50%		N/A(6)	05/2024	—	(1)	—	—
Velocity Technology Solutions, Inc.*	One stop	L + 6.00%	(c)	8.10%	12/2023	18,464	18,832	0.8	18,464
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
Vendavo, Inc.*#!~	One stop	L + 8.50%	(c)	10.62%	10/2022	35,726	35,670	1.6	35,726
Vendavo, Inc.	One stop	P + 7.25%	(f)	12.50%	10/2022	332	328	—	332
Verisys Corporation*	One stop	L + 6.50%	(c)	8.60%	01/2023	8,555	8,736	0.4	8,555
Verisys Corporation(5)	One stop	L + 6.50%		N/A(6)	01/2023	—	(1)	—	—
Workforce Software, LLC#!~	One stop	L + 6.50%	(c)	7.76% cash/1.00% PIK	07/2025	27,059	27,903	1.2	26,787
Workforce Software, LLC(5)	One stop	L + 6.50%		N/A(6)	07/2025	—	(3)	—	(2)
						1,419,537	1,439,750	63.2	1,409,960
Ecological
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.54%	09/2022	29,947	30,387	1.3	29,947
Pace Analytical Services, LLC^	One stop	L + 5.50%	(a)	7.54%	09/2022	2,785	2,833	0.1	2,785
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.54%	09/2022	1,668	1,735	0.1	1,668
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	7.54%	09/2022	1,534	1,565	0.1	1,534
Pace Analytical Services, LLC^	One stop	L + 5.50%	(a)	7.54%	09/2022	1,235	1,284	0.1	1,235
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.54%	09/2022	836	851	—	836
Pace Analytical Services, LLC*	One stop	L + 5.50%	(a)	7.54%	09/2022	684	696	—	684
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.54%	09/2022	566	588	—	566
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.54%	09/2022	190	197	—	190
Pace Analytical Services, LLC	One stop	L + 5.50%	(a)	7.54%	09/2022	40	39	—	40
WRE Holding Corp.*	Senior loan	L + 5.00%	(a)(c)	7.25%	01/2023	2,300	2,352	0.1	2,300
WRE Holding Corp.#!~	Senior loan	L + 5.00%	(a)(c)	7.25%	01/2023	949	990	—	949
WRE Holding Corp.	Senior loan	L + 5.00%	(a)(c)	7.25%	01/2023	314	327	—	314
WRE Holding Corp.	Senior loan	L + 5.00%	(a)(c)(f)	7.23%	01/2023	28	29	—	28
						43,076	43,873	1.8	43,076
Electronics
Appriss Holdings, Inc.#+!~	One stop	L + 5.50%	(c)	7.60%	06/2026	25,221	26,050	1.1	25,221
Appriss Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(4)	—	—
Compusearch Software Holdings, Inc.^#+!~	Senior loan	L + 4.25%	(c)	6.35%	05/2021	2,979	3,020	0.1	2,979
Diligent Corporation*+	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	35,807	37,168	1.6	35,807
Diligent Corporation*#!~	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	25,868	25,670	1.2	25,868
Diligent Corporation#!~	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	12,538	12,841	0.6	12,538
Diligent Corporation^*	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	11,308	11,675	0.5	11,308
Diligent Corporation	One stop	L + 5.50%	(c)(d)	7.73%	04/2022	697	723	—	697
Diligent Corporation	One stop	L + 5.50%	(c)	7.81%	04/2022	489	508	—	489
Diligent Corporation	One stop	L + 5.50%	(c)(d)	7.64%	04/2022	285	287	—	285
Diligent Corporation#!~	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	101	100	—	101
Diligent Corporation#!~	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	80	79	—	80
Diligent Corporation	One stop	L + 5.50%	(c)	7.81%	04/2022	39	38	—	39
Diligent Corporation#!~	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	36	35	—	36
Episerver, Inc.#~!(8)(9)	One stop	L + 6.00%	(a)	6.00%	10/2024	20,821	21,208	0.9	20,139
Episerver, Inc.*	One stop	L + 5.75%	(a)	7.79%	10/2024	12,310	12,545	0.6	12,310

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics - (continued)
Episerver, Inc.(5)	One stop	L + 5.75%		N/A(6)	10/2024	$—	$(2)	—%	$—
Gamma Technologies, LLC^*#!~	One stop	L + 5.25%	(a)	7.29%	06/2024	33,411	33,814	1.5	33,411
Gamma Technologies, LLC(5)	One stop	L + 5.25%		N/A(6)	06/2024	—	(1)	—	—
SEI, Inc.*	Senior loan	L + 4.75%	(a)	6.79%	07/2023	9,575	9,805	0.4	9,575
Silver Peak Systems, Inc.	One stop	L + 7.00%	(a)	9.03%	04/2024	5,998	6,018	0.3	6,004
Silver Peak Systems, Inc.	One stop	L + 7.00%		N/A(6)	04/2024	—	—	—	—
Sloan Company, Inc., The+(7)	One stop	L + 8.50%	(c)	10.60%	04/2020	9,839	8,623	0.3	6,070
Sloan Company, Inc., The(7)	One stop	L + 8.50%	(c)	10.60%	04/2020	659	578	—	406
Sloan Company, Inc., The(7)	One stop	L + 8.50%	(c)	10.60%	04/2020	297	298	—	303
Sloan Company, Inc., The(7)	One stop	L + 8.50%	(c)	10.60%	04/2020	104	85	—	64
Sovos Compliance*+	One stop	L + 4.75%	(a)	6.79%	04/2024	19,614	20,308	0.9	19,614
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	8,843	9,133	0.4	8,843
Sovos Compliance	One stop	L + 4.75%	(a)	6.79%	04/2024	1,903	1,972	0.1	1,903
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	1,195	1,242	0.1	1,195
Sovos Compliance	One stop	L + 4.75%	(a)	6.79%	04/2024	768	797	—	768
Sovos Compliance(5)	One stop	L + 4.75%		N/A(6)	04/2024	—	(2)	—	—
Watchfire Enterprises, Inc.	Second lien	L + 8.00%	(c)	10.10%	10/2021	9,435	9,370	0.4	9,435
						250,220	253,981	11.0	245,488
Finance
Institutional Shareholder Services#!~	Senior loan	L + 4.50%	(c)	6.60%	03/2026	18,965	19,421	0.8	18,775
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)	6.60%	03/2024	116	111	—	108
						19,081	19,532	0.8	18,883
Grocery
Teasdale Quality Foods, Inc.+	Senior loan	L + 5.75%	(c)	7.85%	10/2020	354	348	—	319
Teasdale Quality Foods, Inc.	Senior loan	L + 5.75%	(c)	7.85%	10/2020	102	96	—	92
						456	444	—	411
Healthcare, Education and Childcare
Active Day, Inc.	One stop	L + 6.50%	(c)	8.60%	12/2021	24,420	24,768	1.1	24,420
Active Day, Inc.^	One stop	L + 6.50%	(c)	8.60%	12/2021	1,884	1,915	0.1	1,884
Active Day, Inc.*	One stop	L + 6.50%	(c)	8.60%	12/2021	1,215	1,235	0.1	1,215
Active Day, Inc.	Senior loan	L + 6.50%	(c)	8.60%	12/2021	967	1,006	—	967
Active Day, Inc.*	One stop	L + 6.50%	(c)	8.60%	12/2021	839	852	—	839
Active Day, Inc.	One stop	L + 6.50%	(c)(f)	8.60%	12/2021	70	70	—	70
Active Day, Inc.(5)	One stop	L + 6.50%		N/A(6)	12/2021	—	(1)	—	—
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	8.37%	03/2023	5,990	6,108	0.3	5,990
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(b)(c)	8.43%	03/2023	5,643	5,799	0.3	5,643
Acuity Eyecare Holdings, LLC^	One stop	L + 6.25%	(c)	8.35%	03/2023	3,293	3,434	0.1	3,293
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	8.39%	03/2023	1,593	1,656	0.1	1,593
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%	(c)	8.42%	03/2023	796	830	—	796
Acuity Eyecare Holdings, LLC	One stop	L + 6.25%		N/A(6)	03/2023	—	—	—	—
ADCS Clinics Intermediate Holdings, LLC+	One stop	L + 5.75%	(a)	7.79%	05/2022	42,312	42,976	1.9	42,312
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(a)	7.79%	05/2022	212	216	—	212
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(a)	7.85%	05/2022	164	167	—	164
ADCS Clinics Intermediate Holdings, LLC*	One stop	L + 5.75%	(a)	7.79%	05/2022	62	64	—	62
ADCS Clinics Intermediate Holdings, LLC	One stop	L + 5.75%	(a)	7.79%	05/2022	30	30	—	30
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	L + 5.00%	(c)	7.10%	12/2019	5,261	3,281	0.1	3,157
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Advanced Pain Management Holdings, Inc.(7)	Senior loan	L + 8.50%	(c)	10.60%	12/2019	$1,823	$3	—%	$3
Advanced Pain Management Holdings, Inc.+(7)	Senior loan	L + 5.00%	(c)	7.10%	12/2019	360	225	—	216
Advanced Pain Management Holdings, Inc.(5)(7)	Senior loan	L + 5.00%	(c)	7.10%	12/2019	164	(7)	—	(7)
Agilitas USA, Inc.*	One stop	L + 5.00%	(c)	7.32%	04/2022	10,206	10,252	0.5	10,206
Agilitas USA, Inc.	One stop	L + 5.00%	(c)	7.32%	04/2022	20	20	—	20
Apothecary Products, LLC+	Senior loan	L + 4.50%	(c)	6.70%	07/2023	3,086	3,228	0.1	3,086
Apothecary Products, LLC	Senior loan	L + 4.50%		N/A(6)	07/2023	—	—	—	—
Aris Teleradiology Company, LLC+(7)	Senior loan	L + 5.50%	(c)	7.60%	03/2021	5,403	3,244	0.1	1,149
Aris Teleradiology Company, LLC(7)	Senior loan	L + 5.50%	(b)(c)(d)	7.66%	03/2021	1,084	684	—	220
Aspen Medical Products, LLC#+!~	One stop	L + 5.25%	(a)(c)	7.30%	06/2025	4,303	4,389	0.2	4,303
Aspen Medical Products, LLC	One stop	L + 5.25%		N/A(6)	06/2025	—	—	—	—
BIO18 Borrower, LLC	One stop	L + 5.25%	(a)	7.30%	11/2024	11,188	11,231	0.5	11,188
BIO18 Borrower, LLC	One stop	L + 5.25%	(a)	7.30%	11/2024	66	66	—	66
BIO18 Borrower, LLC(5)	One stop	L + 5.25%		N/A(6)	11/2024	—	(4)	—	—
BIOVT, LLC^*	One stop	L + 5.75%	(a)	7.79%	01/2021	34,487	35,136	1.6	34,487
BIOVT, LLC#!~	One stop	L + 5.75%	(a)	7.79%	01/2021	2,094	2,179	0.1	2,094
BIOVT, LLC	One stop	L + 5.75%	(a)	7.79%	01/2021	1,966	2,045	0.1	1,966
BIOVT, LLC	One stop	L + 5.75%		N/A(6)	01/2021	—	—	—	—
BIOVT, LLC	One stop	L + 5.75%		N/A(6)	01/2021	—	—	—	—
Blades Buyer, Inc.#+!~	Senior loan	L + 4.50%	(b)(c)	6.75%	08/2025	2,848	2,879	0.1	2,827
Blades Buyer, Inc.	Senior loan	L + 4.50%		N/A(6)	08/2025	—	—	—	—
Blades Buyer, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	08/2025	—	(8)	—	(8)
CLP Healthcare Services, Inc.^	Senior loan	L + 5.25%	(c)	7.37%	12/2020	4,762	4,788	0.2	4,762
CMI Parent Inc.#+!~	Senior loan	L + 4.25%	(a)	6.29%	08/2025	6,700	6,852	0.3	6,634
CMI Parent Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(2)	—	(4)
CRH Healthcare Purchaser, Inc.#+!~	Senior loan	L + 4.50%	(c)	6.60%	12/2024	14,011	14,203	0.6	14,011
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(3)	—	—
DCA Investment Holding, LLC^*+	One stop	L + 5.25%	(c)	7.35%	07/2021	31,737	32,216	1.4	31,737
DCA Investment Holding, LLC^*#+!~	One stop	L + 5.25%	(c)	7.35%	07/2021	27,496	28,087	1.2	27,496
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.35%	07/2021	8,405	8,655	0.4	8,405
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.35%	07/2021	4,074	4,244	0.2	4,074
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.35%	07/2021	3,706	3,860	0.2	3,706
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.35%	07/2021	2,537	2,643	0.1	2,537
DCA Investment Holding, LLC	One stop	L + 5.25%	(c)	7.35%	07/2021	678	706	—	678
DCA Investment Holding, LLC	One stop	P + 4.25%	(f)	9.25%	07/2021	309	303	—	309
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.35%	07/2021	300	306	—	300
DCA Investment Holding, LLC*	One stop	L + 5.25%	(c)	7.35%	07/2021	94	95	—	94
Deca Dental Management LLC^*	One stop	L + 6.00%	(c)	8.10%	12/2021	11,386	11,690	0.5	11,386
Deca Dental Management LLC#!~	One stop	L + 6.00%	(a)(c)	8.11%	12/2021	1,385	1,423	0.1	1,385
Deca Dental Management LLC#+!~	One stop	L + 6.00%	(c)	8.10%	12/2021	999	1,026	0.1	999
Deca Dental Management LLC	One stop	L + 6.00%	(a)(c)	8.21%	12/2021	741	771	—	741
Deca Dental Management LLC	One stop	L + 6.00%	(a)(c)	8.12%	12/2021	32	31	—	32
Deca Dental Management LLC	One stop	L + 6.00%		N/A(6)	12/2021	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education, and Childcare - (continued)
Dental Holdings Corporation	One stop	L + 6.00%	(c)	8.12%	02/2020	$10,226	$10,340	0.5%	$10,226
Dental Holdings Corporation*	One stop	L + 6.00%	(c)	8.12%	02/2020	1,632	1,651	0.1	1,632
Dental Holdings Corporation	One stop	L + 6.00%	(c)	8.12%	02/2020	828	837	—	828
Elite Dental Partners LLC*	One stop	L + 5.25%	(a)	7.29%	06/2023	14,145	13,994	0.6	13,437
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.29%	06/2023	1,874	1,862	0.1	1,781
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.29%	06/2023	1,757	1,746	0.1	1,669
Elite Dental Partners LLC#+!~	One stop	L + 5.25%	(a)	7.29%	06/2023	1,676	1,665	0.1	1,592
Elite Dental Partners LLC#!~	One stop	L + 5.25%	(a)	7.29%	06/2023	1,607	1,596	0.1	1,527
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.29%	06/2023	200	198	—	190
Elite Dental Partners LLC(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(6)	—	—
ERG Buyer, LLC*	One stop	L + 5.50%	(c)	7.60%	05/2024	19,330	19,265	0.8	18,749
ERG Buyer, LLC	One stop	P + 4.50%	(f)	9.50%	05/2024	20	14	—	12
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(9)	—	—
eSolutions, Inc.^*+	One stop	L + 6.50%	(a)	8.54%	03/2022	70,456	71,662	3.2	70,456
eSolutions, Inc.	One stop	L + 6.50%	(d)	8.56%	03/2022	100	100	—	100
Excelligence Learning Corporation^	One stop	L + 6.00%	(a)	8.04%	04/2023	10,171	9,808	0.4	9,154
Eyecare Services Partners Holdings LLC+	One stop	L + 6.25%	(c)	8.35%	05/2023	18,129	18,252	0.8	17,766
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.35%	05/2023	7,951	8,126	0.4	7,792
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.35%	05/2023	6,964	7,125	0.3	6,825
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	8.35%	05/2023	2,377	2,432	0.1	2,330
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.55%	05/2023	2,027	2,064	0.1	1,986
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.35%	05/2023	1,526	1,561	0.1	1,495
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.35%	05/2023	1,128	1,155	0.1	1,106
Eyecare Services Partners Holdings LLC*	One stop	L + 6.25%	(c)	8.35%	05/2023	994	1,017	—	974
Eyecare Services Partners Holdings LLC*+	One stop	L + 6.25%	(c)	8.35%	05/2023	641	654	—	629
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.51%	05/2023	200	198	—	192
G & H Wire Company, Inc.^	One stop	L + 5.75%	(a)	7.79%	09/2023	5,980	5,980	0.3	5,980
G & H Wire Company, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2022	—	(1)	—	—
Immucor, Inc.+	Senior loan	L + 5.00%	(c)	7.10%	06/2021	3,594	3,672	0.2	3,598
Joerns Healthcare, LLC^*	One stop	L + 6.00%	(c)	8.16%	08/2024	535	506	—	535
Joerns Healthcare, LLC^*	One stop	L + 6.00%	(c)	8.16%	08/2024	514	506	—	514
Katena Holdings, Inc.^	One stop	L + 5.50%	(c)	7.60%	06/2021	12,863	13,026	0.6	12,863
Katena Holdings, Inc.^	One stop	L + 5.50%	(c)	7.60%	06/2021	1,256	1,273	0.1	1,256
Katena Holdings, Inc.	One stop	L + 5.50%	(c)	7.60%	06/2021	860	869	—	860
Katena Holdings, Inc.	One stop	P + 4.50%	(f)	9.50%	06/2021	80	82	—	80
Krueger-Gilbert Health Physics, LLC#!~	One stop	L + 4.75%	(c)	6.85%	05/2025	2,383	2,368	0.1	2,383
Krueger-Gilbert Health Physics, LLC	One stop	L + 4.75%	(b)(c)	7.02%	05/2025	1,125	1,171	0.1	1,125
Krueger-Gilbert Health Physics, LLC	One stop	L + 4.75%		N/A(6)	05/2025	—	—	—	—
Krueger-Gilbert Health Physics, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2025	—	(2)	—	—
Lombart Brothers, Inc.^*#+!~(8)	One stop	L + 6.25%	(c)	8.35%	04/2023	29,259	29,693	1.3	29,259
Lombart Brothers, Inc.^(8)(9)	One stop	L + 6.25%	(c)	8.35%	04/2023	3,150	3,196	0.1	3,150
Lombart Brothers, Inc.	One stop	P + 5.00%	(f)	10.00%	04/2023	98	99	—	98
Lombart Brothers, Inc.(8)(9)	One stop	P + 5.00%	(f)	10.00%	04/2023	14	15	—	14
MD Now Holdings, Inc.+	One stop	L + 5.00%	(c)	7.10%	08/2024	14,690	14,885	0.7	14,690
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
MWD Management, LLC & MWD Services, Inc.*	One stop	L + 5.25%	(c)	7.35%	06/2023	7,088	7,074	0.3	6,946
MWD Management, LLC & MWD Services, Inc.^	One stop	L + 5.25%	(c)	7.35%	06/2023	4,564	4,670	0.2	4,472

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education, and Childcare - (continued)
MWD Management, LLC & MWD Services, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2022	$—	$(3)	—%	$(4)
Oliver Street Dermatology Holdings, LLC	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	19,200	17,574	0.6	14,400
Oliver Street Dermatology Holdings, LLC*	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	2,241	1,916	0.1	1,680
Oliver Street Dermatology Holdings, LLC	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	2,099	1,912	0.1	1,575
Oliver Street Dermatology Holdings, LLC^+	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	1,577	1,344	0.1	1,183
Oliver Street Dermatology Holdings, LLC*+	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	1,393	1,188	0.1	1,045
Oliver Street Dermatology Holdings, LLC*+	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	1,213	1,034	—	910
Oliver Street Dermatology Holdings, LLC^+	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	944	805	—	708
Oliver Street Dermatology Holdings, LLC*+	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	819	698	—	614
Oliver Street Dermatology Holdings, LLC#+!~	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	505	430	—	379
Oliver Street Dermatology Holdings, LLC	One stop	L + 7.25%	(c)(f)	8.35% cash/1.00% PIK	05/2022	289	263	—	215
Oliver Street Dermatology Holdings, LLC^	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	98	89	—	74
Oliver Street Dermatology Holdings, LLC*	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	88	81	—	66
Oliver Street Dermatology Holdings, LLC^	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	70	63	—	52
Oliver Street Dermatology Holdings, LLC^	One stop	L + 7.25%	(c)	8.35% cash/1.00% PIK	05/2022	64	59	—	48
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.79%	11/2023	5,842	5,920	0.3	5,842
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.79%	11/2023	1,031	1,075	0.1	1,031
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.79%	11/2023	100	102	—	100
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.01%	08/2021	19,329	19,650	0.9	19,329
Pinnacle Treatment Centers, Inc.#+!~	One stop	L + 5.75%	(c)	8.01%	08/2021	716	730	—	716
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.01%	08/2021	347	360	—	347
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)	8.01%	08/2021	188	193	—	188
Pinnacle Treatment Centers, Inc.^	One stop	L + 5.75%	(c)	8.01%	08/2021	108	111	—	108
Pinnacle Treatment Centers, Inc.	One stop	L + 5.75%	(c)(f)	8.53%	08/2021	102	103	—	102
PPT Management Holdings, LLC+	One stop	L + 6.75%	(a)(c)	8.10% cash/0.75% PIK	12/2022	24,533	22,536	0.9	20,846
PPT Management Holdings, LLC	One stop	L + 6.75%	(a)(c)	8.10% cash/0.75% PIK	12/2022	302	285	—	256
PPT Management Holdings, LLC	One stop	L + 6.75%	(a)(c)	8.10% cash/0.75% PIK	12/2022	178	168	—	152
PPT Management Holdings, LLC	One stop	L + 6.75%	(a)(c)	8.10% cash/0.75% PIK	12/2022	86	76	—	74
PPT Management Holdings, LLC(5)	One stop	L + 6.75%	(a)(c)	8.10% cash/0.75% PIK	12/2022	16	(17)	—	(46)
Pyramid Healthcare, Inc.*+	One stop	L + 6.50%	(c)	8.78%	08/2020	1,459	1,467	0.1	1,459
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)(f)	8.78%	08/2020	337	347	—	337
Pyramid Healthcare, Inc.	One stop	L + 6.50%	(c)	8.62%	08/2020	113	117	—	113
Riverchase MSO, LLC*	Senior loan	L + 5.75%	(c)	7.85%	10/2022	9,720	9,901	0.4	9,720
Riverchase MSO, LLC	Senior loan	P + 4.75%	(f)	9.75%	10/2022	26	26	—	26
RXH Buyer Corporation^*	One stop	L + 5.75%	(c)	7.85%	09/2021	27,814	28,193	1.3	27,814
RXH Buyer Corporation*	One stop	L + 5.75%	(c)	7.85%	09/2021	3,147	3,192	0.1	3,147
RXH Buyer Corporation	One stop	L + 5.75%	(c)(f)	8.78%	09/2021	158	159	—	158
SLMP, LLC^	One stop	L + 6.00%	(a)	8.04%	05/2023	12,073	12,176	0.5	12,073
SLMP, LLC^	One stop	L + 6.00%	(a)	8.04%	05/2023	5,813	6,060	0.3	5,813
SLMP, LLC	Subordinated debt	N/A		7.50% PIK	05/2027	223	229	—	223
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education, and Childcare - (continued)
SLMP, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2023	$—	$(1)	—%	$—
Spear Education, LLC^	One stop	L + 5.75%	(c)	8.07%	12/2019	7,964	8,098	0.4	7,964
Spear Education, LLC*	One stop	L + 5.75%	(c)	8.07%	12/2019	249	256	—	249
Spear Education, LLC	One stop	L + 5.75%		N/A(6)	12/2019	—	—	—	—
Summit Behavioral Healthcare, LLC^	Senior loan	L + 4.75%	(c)	6.87%	10/2023	11,065	10,961	0.5	10,512
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	6.87%	10/2023	180	178	—	171
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	6.87%	10/2023	144	141	—	136
WHCG Management, LLC*	Senior loan	L + 6.00%	(c)	8.10%	03/2023	6,256	6,405	0.3	6,256
WHCG Management, LLC	Senior loan	L + 6.00%	(c)	8.11%	03/2023	200	204	—	200
WHCG Management, LLC(5)	Senior loan	L + 6.00%		N/A(6)	03/2023	—	(4)	—	—
WIRB-Copernicus Group, Inc.^*#!~	Senior loan	L + 4.25%	(c)	6.35%	08/2022	24,583	25,145	1.1	24,583
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(1)	—	—
WIRB-Copernicus Group, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2022	—	(1)	—	—
						752,215	750,240	32.8	726,960
Home and Office Furnishings, Housewares, and Durable Consumer
1A Smart Start LLC#+!~	Senior loan	L + 4.50%	(a)	6.54%	02/2022	1,389	1,412	0.1	1,389
CST Buyer Company^	One stop	L + 5.00%	(a)	7.04%	03/2023	5,347	5,441	0.2	5,347
CST Buyer Company	One stop	L + 5.00%		N/A(6)	03/2023	—	—	—	—
Plano Molding Company, LLC^+	One stop	L + 7.00%	(a)	9.04%	05/2021	14,748	14,698	0.6	14,158
						21,484	21,551	0.9	20,894
Hotels, Motels, Inns, and Gaming
Davidson Hotel Company, LLC+	One stop	L + 5.25%	(a)(c)	7.29%	07/2024	8,544	8,476	0.4	8,459
Davidson Hotel Company, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(13)	—	(27)
Davidson Hotel Company, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	(11)
Davidson Hotel Company, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	(2)
						8,544	8,463	0.4	8,419
Insurance
Captive Resources Midco, LLC^*#+!~	One stop	L + 6.00%	(c)	8.20%	05/2025	54,907	55,075	2.5	54,907
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2025	—	(28)	—	—
Captive Resources Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2025	—	(27)	—	—
Integrity Marketing Acquisition, LLC#+!~	Senior loan	L + 5.75%	(c)	7.88%	08/2025	2,489	2,490	0.1	2,452
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%		N/A(6)	08/2025	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	Senior loan	L + 5.75%		N/A(6)	08/2025	—	(5)	—	(12)
Integrity Marketing Acquisition, LLC(5)	Senior loan	L + 5.75%		N/A(6)	08/2025	—	(3)	—	(8)
J.S. Held Holdings, LLC#+!~	One stop	L + 6.00%	(c)	8.10%	07/2025	2,930	2,944	0.1	2,930
J.S. Held Holdings, LLC	One stop	P + 5.00%	(f)	10.00%	07/2025	28	21	—	28
J.S. Held Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(38)	—	—
Orchid Underwriters Agency, LLC#+!~	Senior loan	L + 4.50%	(c)	6.70%	12/2024	4,231	4,295	0.2	4,231
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Orchid Underwriters Agency, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
RSC Acquisition, Inc.#+!~	Senior loan	L + 4.25%	(a)(b)(c)(f)	6.40%	11/2022	36,746	38,166	1.7	36,746
RSC Acquisition, Inc.*	Senior loan	L + 4.25%	(b)	6.40%	11/2022	2,280	2,261	0.1	2,280
RSC Acquisition, Inc.	Senior loan	L + 4.25%		N/A(6)	11/2021	—	—	—	—
RSC Acquisition, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(2)	—	—
						103,611	105,148	4.7	103,554
Leisure, Amusement, Motion Pictures, Entertainment
CR Fitness Holdings, LLC#+!~	Senior loan	L + 4.25%	(a)	6.29%	07/2025	2,019	2,033	0.1	2,019

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure, Amusement, Motion Pictures, Entertainment - (continued)
CR Fitness Holdings, LLC	Senior loan	L + 4.25%	(c)	6.55%	07/2025	$67	$61	—%	$67
CR Fitness Holdings, LLC	Senior loan	L + 4.25%		N/A(6)	07/2025	—	—	—	—
EOS Fitness Opco Holdings, LLC*	One stop	L + 4.75%	(c)	6.85%	01/2025	8,763	8,904	0.4	8,763
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(c)	6.86%	01/2025	334	347	—	334
EOS Fitness Opco Holdings, LLC	One stop	P + 3.75%	(f)	8.75%	01/2025	12	11	—	12
PADI Holdco, Inc.*	One stop	L + 5.75%	(c)	7.86%	04/2023	21,989	22,385	1.0	21,989
PADI Holdco, Inc.#+!~(8)(9)	One stop	E + 5.75%	(g)	5.75%	04/2023	20,870	21,387	0.9	19,859
PADI Holdco, Inc.	One stop	L + 5.75%	(c)	7.96%	04/2022	182	185	—	182
Planet Fit Indy 10 LLC+	One stop	L + 5.25%	(c)	7.35%	07/2025	16,828	16,721	0.8	16,828
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	7.46%	07/2025	2,337	2,396	0.1	2,337
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	7.35%	07/2025	30	29	—	30
Planet Fit Indy 10 LLC(5)	One stop	L + 5.25%		N/A(6)	07/2025	—	(8)	—	—
Self Esteem Brands, LLC^*	Senior loan	L + 4.25%	(a)	6.29%	02/2022	30,835	31,428	1.4	30,835
Self Esteem Brands, LLC	Senior loan	P + 3.25%	(f)	8.25%	02/2022	490	485	—	490
Sunshine Sub, LLC#!~	One stop	L + 4.75%	(a)	6.79%	05/2024	13,057	13,184	0.6	13,057
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	6.79%	05/2024	5,711	5,946	0.3	5,711
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Teaching Company, The*	One stop	L + 4.75%	(c)	6.93%	07/2023	17,878	18,119	0.8	17,878
Teaching Company, The	One stop	L + 4.75%	(a)(f)	6.77%	07/2023	24	24	—	24
Titan Fitness, LLC*	One stop	L + 4.75%	(a)(c)	6.88%	02/2025	30,625	31,165	1.4	30,625
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(2)	—	—
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(2)	—	—
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.54%	09/2024	8,525	8,597	0.4	8,525
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.54%	09/2024	849	884	—	849
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.54%	09/2024	457	475	—	457
WBZ Investment LLC	One stop	P + 4.50%	(f)	9.50%	09/2024	10	10	—	10
						181,892	184,763	8.2	180,881
Oil and Gas
Drilling Info Holdings, Inc.*#+!~	Senior loan	L + 4.25%	(a)	6.29%	07/2025	35,612	36,252	1.6	35,612
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(2)	—	—
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(13)	—	—
						35,612	36,237	1.6	35,612
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	7.60%	11/2022	10,337	10,503	0.5	10,337
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.60%	11/2022	6,479	6,587	0.3	6,479
Georgica Pine Clothiers, LLC^	One stop	L + 5.50%	(c)	7.60%	11/2022	902	918	—	902
Georgica Pine Clothiers, LLC*	One stop	L + 5.50%	(c)	7.60%	11/2022	633	645	—	633
Georgica Pine Clothiers, LLC	One stop	L + 5.50%	(c)	7.73%	11/2022	50	50	—	50
IMPLUS Footwear, LLC#+!~	One stop	L + 6.25%	(c)	8.35%	04/2024	30,462	30,970	1.4	30,462
IMPLUS Footwear, LLC#+!~	One stop	L + 6.25%	(c)	8.41%	04/2024	5,202	5,288	0.2	5,202
IMPLUS Footwear, LLC	One stop	L + 6.25%	(c)	8.35%	04/2024	750	781	—	750
Orthotics Holdings, Inc.*(8)	One stop	L + 6.00%	(a)	8.04%	05/2020	11,738	11,799	0.5	11,504

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal and Non Durable Consumer Products (Mfg. Only) - (continued)
Orthotics Holdings, Inc.*(8)(9)	One stop	L + 6.00%	(a)	8.04%	05/2020	$1,924	$1,934	0.1%	$1,886
Orthotics Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	05/2020	—	(1)	—	—
WU Holdco, Inc. #!~	One stop	L + 5.50%	(c)	7.60%	03/2026	3,016	3,110	0.1	3,016
WU Holdco, Inc.	One stop	L + 5.50%	(c)	7.62%	03/2026	58	61	—	58
WU Holdco, Inc.	One stop	L + 5.50%		N/A(6)	03/2025	—	—	—	—
						71,551	72,645	3.1	71,279
Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC+	One stop	L + 5.00%	(c)(d)	7.04%	07/2026	25,636	25,716	1.1	25,379
Blue River Pet Care, LLC(5)	One stop	L + 5.00%		N/A(6)	07/2026	—	(129)	—	(129)
Blue River Pet Care, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2025	—	(4)	—	(4)
Captain D's, LLC^	Senior loan	L + 4.50%	(a)(c)	6.54%	12/2023	6,021	6,078	0.3	6,021
Captain D's, LLC	Senior loan	L + 4.50%	(a)(c)(f)	7.48%	12/2023	40	40	—	40
Clarkson Eyecare LLC*+	One stop	L + 6.25%	(c)	8.35%	04/2021	52,934	54,106	2.3	51,875
Clarkson Eyecare LLC#+!~	One stop	L + 6.25%	(c)	8.37%	04/2021	6,703	6,778	0.3	6,569
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.38%	04/2021	1,512	1,496	0.1	1,430
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.35%	04/2021	1,236	1,266	0.1	1,211
Clarkson Eyecare LLC#!~	One stop	L + 6.25%	(c)	8.39%	04/2021	150	147	—	147
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.35%	04/2021	37	36	—	36
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.35%	04/2021	32	31	—	31
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)(f)	8.38%	04/2021	32	32	—	31
Clarkson Eyecare LLC(5)	One stop	L + 6.25%		N/A(6)	04/2021	—	(14)	—	(15)
Community Veterinary Partners, LLC^	One stop	L + 5.50%	(a)	7.54%	10/2021	2,205	2,290	0.1	2,205
Community Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	10/2021	1,101	1,143	0.1	1,101
Community Veterinary Partners, LLC#!~	One stop	L + 5.50%	(a)	7.54%	10/2021	873	906	—	873
Community Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	10/2021	741	770	—	741
Community Veterinary Partners, LLC#!~	One stop	L + 5.50%	(a)	7.54%	10/2021	657	683	—	657
Community Veterinary Partners, LLC#!~	One stop	L + 5.50%	(a)	7.54%	10/2021	585	608	—	585
Community Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	10/2021	315	310	—	315
Community Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	10/2021	196	200	—	196
Community Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	10/2021	50	49	—	50
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)(c)	6.87%	08/2023	3,650	3,710	0.2	3,614
Imperial Optical Midco Inc.*	One stop	L + 4.75%	(b)	6.84%	08/2023	2,846	2,820	0.1	2,817
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)(c)	6.86%	08/2023	1,934	1,996	0.1	1,915
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	6.84%	08/2023	1,260	1,300	0.1	1,247
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)(c)	6.90%	08/2023	1,147	1,183	0.1	1,135
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	6.84%	08/2023	125	118	—	118
Imperial Optical Midco Inc.	One stop	L + 4.75%		N/A(6)	08/2023	—	—	—	—
Midwest Veterinary Partners, LLC+	One stop	L + 4.75%	(a)	6.79%	07/2025	4,317	4,238	0.2	4,274
Midwest Veterinary Partners, LLC	One stop	L + 4.75%	(a)(b)(c)	6.81%	07/2025	136	135	—	134
Midwest Veterinary Partners, LLC(5)	One stop	L + 4.75%		N/A(6)	07/2025	—	(51)	—	(52)
PPV Intermediate Holdings II, LLC	One stop	L + 5.00%	(c)	7.56%	05/2020	2,309	2,398	0.1	2,309
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	22	23	—	22
PPV Intermediate Holdings II, LLC	One stop	P + 4.00%	(f)	9.00%	05/2023	18	17	—	18
Ruby Slipper Cafe LLC, The*	One stop	L + 7.50%	(c)	9.60%	01/2023	1,084	1,080	0.1	1,084
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.60%	01/2023	602	620	—	602
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.60%	01/2023	10	10	—	10
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	$5,388	$5,410	0.2%	$5,388
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	3,799	3,959	0.2	3,799
Southern Veterinary Partners, LLC#!~	One stop	L + 5.50%	(a)	7.54%	05/2025	2,358	2,454	0.1	2,358
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(c)	7.54%	05/2025	2,207	2,205	0.1	2,207
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	2,068	2,152	0.1	2,068
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	05/2025	1,626	1,693	0.1	1,626
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	05/2025	1,518	1,581	0.1	1,518
Southern Veterinary Partners, LLC	One stop	L + 5.50%	(a)	7.54%	05/2025	1,514	1,576	0.1	1,514
Southern Veterinary Partners, LLC#!~	One stop	L + 5.50%	(a)	7.54%	05/2025	1,291	1,344	0.1	1,291
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	1,198	1,246	0.1	1,198
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	1,094	1,140	0.1	1,094
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	920	958	—	920
Southern Veterinary Partners, LLC*	One stop	L + 5.50%	(a)	7.54%	05/2025	818	853	—	818
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2023	—	(1)	—	—
Southern Veterinary Partners, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(1)	—	—
Veterinary Specialists of North America, LLC*	Senior loan	L + 4.25%	(a)	6.29%	04/2025	42,076	43,803	1.9	42,076
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	6.29%	04/2025	1,459	1,522	0.1	1,459
Veterinary Specialists of North America, LLC(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(3)	—	—
Veterinary Specialists of North America, LLC(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(7)	—	—
Wetzel's Pretzels, LLC*	One stop	L + 6.75%	(a)	8.79%	09/2021	17,023	17,316	0.8	17,023
Wetzel's Pretzels, LLC	One stop	L + 6.75%	(a)	8.79%	09/2021	60	61	—	60
						206,933	211,396	9.5	205,009
Printing and Publishing
Brandmuscle, Inc.^	Senior loan	L + 5.00%	(c)	7.10%	12/2021	1,139	1,163	0.1	1,145
Messenger, LLC#+!~	One stop	L + 6.00%	(a)(f)	8.05%	08/2023	9,145	9,255	0.4	9,053
Messenger, LLC	One stop	P + 5.00%	(f)	10.00%	08/2023	36	37	—	36
Messenger, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2023	—	(3)	—	(3)
						10,320	10,452	0.5	10,231
Retail Stores
2nd Ave. LLC	One stop	L + 5.50%	(c)	7.65%	09/2025	5,959	5,856	0.3	5,900
2nd Ave. LLC(5)	One stop	L + 5.50%		N/A(6)	09/2025	—	—	—	(1)
Batteries Plus Holding Corporation	One stop	L + 6.75%	(a)	8.79%	07/2022	22,424	22,782	1.0	22,424
Batteries Plus Holding Corporation(5)	One stop	L + 6.75%		N/A(6)	07/2022	—	(1)	—	—
Boot Barn, Inc.#+!~	Senior loan	L + 4.50%	(c)	6.60%	06/2023	7,596	7,770	0.3	7,596
Cycle Gear, Inc.^+	One stop	L + 5.00%	(c)	7.32%	01/2021	17,784	18,023	0.8	17,784
Cycle Gear, Inc.^	One stop	L + 5.00%	(c)	7.32%	01/2021	1,295	1,325	0.1	1,295
DTLR, Inc.^*+	One stop	L + 6.50%	(c)	8.77%	08/2022	41,813	42,484	1.9	41,813
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.35%	12/2021	6,297	6,179	0.3	5,919
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.35%	12/2021	2,532	2,485	0.1	2,380
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.35%	12/2021	1,303	1,280	0.1	1,225
Elite Sportswear, L.P.*	Senior loan	L + 6.25%	(c)	8.35%	12/2021	427	421	—	402
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.49%	12/2021	252	241	—	205
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.35%	12/2021	198	194	—	186

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail stores - (continued)
Elite Sportswear, L.P.*	Senior loan	L + 6.25%	(c)	8.35%	12/2021	$189	$186	—%	$177
Elite Sportswear, L.P.	Senior loan	L + 6.25%	(c)	8.49%	12/2021	7	7	—	6
Feeders Supply Company, LLC	One stop	L + 5.75%	(a)	7.79%	04/2021	8,723	8,880	0.4	8,723
Feeders Supply Company, LLC	Subordinated debt	N/A		12.50% cash/7.00% PIK	04/2021	138	140	—	138
Feeders Supply Company, LLC	One stop	L + 5.75%		N/A(6)	04/2021	—	—	—	—
Jet Equipment & Tools Ltd.#+!~(8)(9)(12)	One stop	L + 5.75%	(a)	7.70%	11/2024	18,139	18,485	0.8	18,072
Jet Equipment & Tools Ltd.*(8)(12)	One stop	L + 5.75%	(a)	7.79%	11/2024	12,490	12,787	0.6	12,490
Jet Equipment & Tools Ltd.#+!~(8)(12)	One stop	L + 5.75%	(a)	7.79%	11/2024	4,349	4,437	0.2	4,349
Jet Equipment & Tools Ltd.(5)(8)(9)(12)	One stop	L + 5.75%		N/A(6)	11/2024	—	(1)	—	—
Marshall Retail Group LLC, The^*	One stop	L + 6.00%	(c)	8.32%	08/2020	14,935	15,047	0.7	14,935
Marshall Retail Group LLC, The	One stop	L + 6.00%	(c)(f)	8.15%	08/2020	830	834	—	830
Mills Fleet Farm Group LLC^*#+!~	One stop	L + 6.25%	(c)	8.29%	10/2024	43,924	44,154	1.9	41,729
Pet Holdings ULC^*+(8)(12)	One stop	L + 5.50%	(c)	7.82%	07/2022	46,974	48,263	2.1	46,974
Pet Holdings ULC^*(8)(12)	One stop	L + 5.50%	(c)	7.82%	07/2022	228	231	—	228
Pet Holdings ULC(5)(8)(12)	One stop	L + 5.50%		N/A(6)	07/2022	—	(2)	—	—
Pet Supplies Plus, LLC*+	Senior loan	L + 4.50%	(a)	6.54%	12/2024	14,326	14,615	0.6	14,326
Pet Supplies Plus, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2023	—	(1)	—	—
PetPeople Enterprises, LLC^	One stop	L + 5.00%	(a)	7.33%	09/2023	5,407	5,488	0.2	5,407
PetPeople Enterprises, LLC	One stop	L + 5.00%	(a)	7.33%	09/2023	1,098	1,145	0.1	1,098
PetPeople Enterprises, LLC	One stop	L + 5.00%	(a)	7.33%	09/2023	90	91	—	90
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%	(c)	7.35%	10/2024	7,034	7,054	0.3	7,034
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%	(c)	7.35%	10/2024	1,725	1,797	0.1	1,725
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%		N/A(6)	10/2024	—	—	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.25%		N/A(6)	10/2024	—	(1)	—	—
Vermont Aus Pty Ltd#!~(8)(9)(11)	One stop	L + 5.75%	(c)	6.75%	12/2024	2,201	2,226	0.1	2,151
Vermont Aus Pty Ltd(8)(9)(11)	One stop	L + 5.75%	(c)	6.75%	12/2024	26	27	—	26
						290,713	294,928	13.0	287,636
Telecommunications
NetMotion Wireless Holdings, Inc.^*	One stop	L + 6.25%	(c)	8.35%	10/2021	11,627	11,832	0.5	11,627
NetMotion Wireless Holdings, Inc.	One stop	L + 6.25%		N/A(6)	10/2021	—	—	—	—
						11,627	11,832	0.5	11,627
Textiles and Leather
SHO Holding I Corporation#!~	Senior loan	L + 5.00%	(c)	7.26%	10/2022	4,066	4,052	0.2	3,903
SHO Holding I Corporation	Senior loan	L + 4.00%	(c)	6.31%	10/2021	30	28	—	24
						4,096	4,080	0.2	3,927
Utilities
Arcos, LLC#!~	One stop	L + 5.75%	(c)	7.85%	02/2021	15,833	16,126	0.7	15,833
Arcos, LLC	One stop	L + 5.75%		N/A(6)	02/2021	—	—	—	—
						15,833	16,126	0.7	15,833

Total non-controlled/non-affiliate company debt investments						$4,124,068	$4,173,241	183.2%	$4,073,336

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity Investments (13)(14)
Aerospace and Defense
NTS Technical Systems	Common Stock	N/A	N/A	N/A	2	$1,506	—%	$509
NTS Technical Systems	Preferred stock	N/A	N/A	N/A	—	256	—	378
NTS Technical Systems	Preferred stock	N/A	N/A	N/A	—	128	—	213
Whitcraft LLC	Common Stock	N/A	N/A	N/A	11	2,285	0.1	2,845
						4,175	0.1	3,945
Automobile
Grease Monkey International, LLC	LLC units	N/A	N/A	N/A	803	1,304	0.1	1,741
Polk Acquisition Corp.	LP interest	N/A	N/A	N/A	5	314	—	220
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A	N/A	—	508	—	528
						2,126	0.1	2,489
Beverage, Food and Tobacco
Benihana, Inc.	LLC units	N/A	N/A	N/A	43	699	0.1	960
C. J. Foods, Inc.	Preferred stock	N/A	N/A	N/A	—	75	—	577
Cafe Rio Holding, Inc.	Common Stock	N/A	N/A	N/A	5	603	—	650
Global ID Corporation	LLC interest	N/A	N/A	N/A	5	603	—	694
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	44	217	—	211
Hopdoddy Holdings, LLC	LLC units	N/A	N/A	N/A	20	61	—	60
Mendocino Farms, LLC	Common Stock	N/A	N/A	N/A	169	770	0.1	739
Purfoods, LLC	LLC units	N/A	N/A	N/A	736	1,222	0.1	1,667
Rubio's Restaurants, Inc.	Preferred stock	N/A	N/A	N/A	2	945	0.1	985
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	437	444	—	431
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	437	—	—	—
						5,639	0.4	6,974
Buildings and Real Estate
Brooks Equipment Company, LLC	Common Stock	N/A	N/A	N/A	10	1,021	0.1	2,376
Paradigm DKD Group, LLC+	LLC units	N/A	N/A	N/A	1,041	—	—	—
Paradigm DKD Group, LLC+	LLC units	N/A	N/A	N/A	184	70	—	67
Paradigm DKD Group, LLC+	LLC units	N/A	N/A	N/A	37	—	—	—
						1,091	0.1	2,443
Chemicals, Plastics and Rubber
Flexan, LLC	Common Stock	N/A	N/A	N/A	1	—	—	—
Flexan, LLC	Preferred stock	N/A	N/A	N/A	—	137	—	146
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	124	—	97
						261	—	243
Diversified/Conglomerate Manufacturing
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	1	372	—	5
Inventus Power, Inc.	Common Stock	N/A	N/A	N/A	1	—	—	—
Inventus Power, Inc.	LLC units	N/A	N/A	N/A	—	88	—	80
Inventus Power, Inc.	Preferred stock	N/A	N/A	N/A	—	20	—	23
Reladyne, Inc.	LP interest	N/A	N/A	N/A	1	931	0.1	1,279
						1,411	0.1	1,387
Diversified/Conglomerate Service
Accela, Inc.	LLC units	N/A	N/A	N/A	670	418	—	208

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Agility Recovery Solutions Inc.	Preferred stock	N/A	N/A	N/A	97	$604	0.1%	$815
Astute Holdings, Inc.	LP interest	N/A	N/A	N/A	—	294	—	348
Calabrio, Inc.	Common Stock	N/A	N/A	N/A	26	205	—	200
Caliper Software, Inc.	Common Stock	N/A	N/A	N/A	221	283	—	322
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	3	2,734	0.1	2,862
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	—	36	—	38
Centrify Corporation	LP interest	N/A	N/A	N/A	263	—	—	—
Centrify Corporation	LP interest	N/A	N/A	N/A	1	691	—	613
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	93	181	—	239
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	71	466	—	455
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	2	286	—	347
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	154	192	—	217
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	3,562	434	—	419
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	1,218	225	—	227
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	738	142	—	142
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	124	33	—	40
DISA Holdings Acquisition Subsidiary Corp.	Common Stock	N/A	N/A	N/A	—	154	—	426
GS Acquisitionco, Inc.(15)	LP interest	N/A	N/A	N/A	2	291	—	371
HealthcareSource HR, Inc.	LLC interest	N/A	N/A	N/A	—	621	—	810
Hydraulic Authority III Limited(8)(9)(10)	Preferred stock	N/A	N/A	N/A	284	386	—	382
Hydraulic Authority III Limited(8)(9)(10)	Common Stock	N/A	N/A	N/A	6	43	—	77
Internet Truckstop Group LLC	LP interest	N/A	N/A	N/A	408	447	—	438
Kareo, Inc.	Warrant	N/A	N/A	N/A	53	162	—	4
Kareo, Inc.	Warrant	N/A	N/A	N/A	5	6	—	11
Kareo, Inc.	Preferred stock	N/A	N/A	N/A	1	8	—	7
Maverick Bidco Inc.	LLC units	N/A	N/A	N/A	2	723	—	464
MetricStream, Inc.	Warrant	N/A	N/A	N/A	168	263	—	256
MMan Acquisition Co.	Common Stock	N/A	N/A	N/A	—	927	0.1	1,306
Namely, Inc.	Warrant	N/A	N/A	N/A	17	28	—	28
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	1	1,440	0.1	1,437
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	444	—	439
Personify, Inc.	LLC units	N/A	N/A	N/A	639	828	0.1	950
Pride Midco, Inc.	Preferred stock	N/A	N/A	N/A	2	2,594	0.1	2,676
Project Alpha Intermediate Holding, Inc.	Common Stock	N/A	N/A	N/A	202	329	—	636
Project Alpha Intermediate Holding, Inc.	Common Stock	N/A	N/A	N/A	1	964	0.1	1,069
Property Brands, Inc.	LLC units	N/A	N/A	N/A	63	766	0.1	839
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	3	21	—	24
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	—	316	—	320
SnapLogic, Inc.	Preferred stock	N/A	N/A	N/A	184	458	—	458
SnapLogic, Inc.	Warrant	N/A	N/A	N/A	69	27	—	27
Vendavo, Inc.	Preferred stock	N/A	N/A	N/A	1,017	1,017	0.1	1,646
Verisys Corporation	Common Stock	N/A	N/A	N/A	579	712	—	786

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Vitalyst, LLC	Equity	N/A	N/A	N/A	1	$7	—	$—
Vitalyst, LLC	Preferred stock	N/A	N/A	N/A	—	61	—	65
Workforce Software, LLC	Common Stock	N/A	N/A	N/A	—	973	0.1	939
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	474	494	—	534
Xmatters, Inc. and Alarmpoint, Inc.	Warrant	N/A	N/A	N/A	84	64	—	59
Xmatters, Inc. and Alarmpoint, Inc.	Preferred stock	N/A	N/A	N/A	20	26	—	31
						22,824	1.0	25,007
Ecological
Pace Analytical Services, LLC	Common Stock	N/A	N/A	N/A	6	700	0.1	781
Electronics
Appriss Holdings, Inc.	Preferred stock	N/A	N/A	N/A	—	173	—	172
Diligent Corporation	Preferred stock	N/A	N/A	N/A	414	1,609	0.1	1,777
Episerver, Inc.	Common Stock	N/A	N/A	N/A	76	807	0.1	813
Project Silverback Holdings Corp.	Preferred stock	N/A	N/A	N/A	3	6	—	—
SEI, Inc.	LLC units	N/A	N/A	N/A	547	819	0.1	1,402
Silver Peak Systems, Inc.	Warrant	N/A	N/A	N/A	67	27	—	26
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	2	13	—	—
Sloan Company, Inc., The	LLC units	N/A	N/A	N/A	—	152	—	—
						3,606	0.3	4,190
Healthcare, Education and Childcare
Active Day, Inc.	LLC interest	N/A	N/A	N/A	1	1,021	0.1	774
Acuity Eyecare Holdings, LLC	LLC units	N/A	N/A	N/A	1,158	1,334	0.1	1,212
ADCS Clinics Intermediate Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	1,119	0.1	1,018
ADCS Clinics Intermediate Holdings, LLC	Common Stock	N/A	N/A	N/A	—	6	—	—
Aris Teleradiology Company, LLC	Preferred stock	N/A	N/A	N/A	5	—	—	—
Aris Teleradiology Company, LLC	Common Stock	N/A	N/A	N/A	2	—	—	—
Aris Teleradiology Company, LLC	Preferred stock	N/A	N/A	N/A	—	—	—	—
Aspen Medical Products, LLC	Common Stock	N/A	N/A	N/A	—	77	—	75
BIO18 Borrower, LLC	LLC interest	N/A	N/A	N/A	591	1,190	0.1	1,272
BIOVT, LLC	LLC units	N/A	N/A	N/A	—	1,223	0.1	1,663
CMI Parent Inc.	LLC units	N/A	N/A	N/A	2	3	—	3
CMI Parent Inc.	LLC units	N/A	N/A	N/A	—	240	—	232
CRH Healthcare Purchaser, Inc.	LP interest	N/A	N/A	N/A	429	469	—	482
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	13,890	1,619	0.1	1,908
DCA Investment Holding, LLC	LLC units	N/A	N/A	N/A	140	218	—	528
Deca Dental Management LLC	LLC units	N/A	N/A	N/A	1,008	1,278	0.1	1,358
Dental Holdings Corporation	LLC units	N/A	N/A	N/A	1,277	891	—	185
Elite Dental Partners LLC	Common Stock	N/A	N/A	N/A	—	737	—	666
Encore GC Acquisition, LLC(15)	LLC units	N/A	N/A	N/A	26	272	—	278
Encore GC Acquisition, LLC	LLC units	N/A	N/A	N/A	26	52	—	160
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	8	4	—	—
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	1	661	—	510

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education, and Childcare - (continued)
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	$262	$—%	$171
Eyecare Services Partners Holdings LLC	LLC units	N/A	N/A	N/A	—	1	—	—
G & H Wire Company, Inc.	LLC interest	N/A	N/A	N/A	336	269	—	207
IntegraMed America, Inc.	LLC interest	N/A	N/A	N/A	—	417	—	64
Joerns Healthcare, LLC^*	Common Stock	N/A	N/A	N/A	123	2,852	0.1	1,207
Katena Holdings, Inc.	LLC units	N/A	N/A	N/A	1	573	—	514
Krueger-Gilbert Health Physics, LLC	LLC interest	N/A	N/A	N/A	136	152	—	156
Lombart Brothers, Inc.	Common Stock	N/A	N/A	N/A	1	440	—	559
MD Now Holdings, Inc.	LLC units	N/A	N/A	N/A	15	153	—	152
MWD Management, LLC & MWD Services, Inc.	LLC interest	N/A	N/A	N/A	412	335	—	282
Oliver Street Dermatology Holdings, LLC	LLC units	N/A	N/A	N/A	452	234	—	—
Pentec Acquisition Sub, Inc.	Preferred stock	N/A	N/A	N/A	1	116	—	106
Pinnacle Treatment Centers, Inc.	Common Stock	N/A	N/A	N/A	5	74	—	140
Pinnacle Treatment Centers, Inc.	Preferred stock	N/A	N/A	N/A	—	528	—	574
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	43	55	—	327
Radiology Partners, Inc.	LLC units	N/A	N/A	N/A	11	68	—	83
RXH Buyer Corporation	LP interest	N/A	N/A	N/A	11	973	—	705
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	3	3	—	—
Sage Dental Management, LLC	LLC units	N/A	N/A	N/A	—	249	—	5
SLMP, LLC	LLC units	N/A	N/A	N/A	668	789	0.1	843
Spear Education, LLC	LLC units	N/A	N/A	N/A	1	1	—	38
Spear Education, LLC	LLC units	N/A	N/A	N/A	—	62	—	82
SSH Corpration	Common Stock	N/A	N/A	N/A	—	40	—	143
Summit Behavioral Healthcare, LLC(15)	LLC interest	N/A	N/A	N/A	2	98	—	50
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	2	—	—	—
Surgical Information Systems, LLC(15)	Common Stock	N/A	N/A	N/A	4	414	—	505
WHCG Management, LLC	LLC units	N/A	N/A	N/A	1	414	—	287
						21,986	0.9	19,524
Insurance
Captive Resources Midco, LLC(15)	LLC units	N/A	N/A	N/A	388	—	—	436
Orchid Underwriters Agency, LLC	LP interest	N/A	N/A	N/A	78	90	—	96
						90	—	532
Leisure, Amusement, Motion Pictures, Entertainment
LMP TR Holdings, LLC	LLC units	N/A	N/A	N/A	712	712	0.1	1,478
PADI Holdco, Inc.	LLC units	N/A	N/A	N/A	1	1,073	0.1	1,114
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	68	117	—	122
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	46	80	—	84
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	38	65	—	69
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	33	58	—	60
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	14	24	—	26
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	1	2	—	2
						2,131	0.2	2,955
Personal and Non Durable Consumer Products (Mfg. Only)
Georgica Pine Clothiers, LLC(15)	LLC units	N/A	N/A	N/A	20	291	—	389
See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal and Non Durable Consumer Products (Mfg. Only) - (continued)
Massage Envy, LLC	LLC interest	N/A	N/A	N/A	749	$210	$0.1%	$1,776
						501	0.1	2,165
Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC	LLC units	N/A	N/A	N/A	—	76	—	74
Captain D's, LLC	LLC interest	N/A	N/A	N/A	158	156	—	147
Clarkson Eyecare LLC	LLC units	N/A	N/A	N/A	—	275	—	263
Community Veterinary Partners, LLC	Common Stock	N/A	N/A	N/A	4	597	—	730
Midwest Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	6	—	—	—
Midwest Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	29	—	29
PPV Intermediate Holdings II, LLC	LLC units	N/A	N/A	N/A	208	198	—	197
R.G. Barry Corporation	Preferred stock	N/A	N/A	N/A	—	161	—	120
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A	N/A	31	373	—	398
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	147	188	—	409
Southern Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	1	717	0.1	845
Wetzel's Pretzels, LLC	Common Stock	N/A	N/A	N/A	—	416	—	507
						3,186	0.1	3,719
Printing and Publishing
Brandmuscle, Inc.	LLC interest	N/A	N/A	N/A	—	335	—	196
Retail Stores
2nd Ave. LLC	LP interest	N/A	N/A	N/A	653	653	—	653
Batteries Plus Holding Corporation	LP interest	N/A	N/A	N/A	10	1,287	0.1	1,483
Cycle Gear, Inc.	LLC units	N/A	N/A	N/A	27	462	—	662
DTLR, Inc.	LLC interest	N/A	N/A	N/A	4	411	0.1	835
Elite Sportswear, L.P.	LLC interest	N/A	N/A	N/A	—	165	—	—
Feeders Supply Company, LLC	Preferred stock	N/A	N/A	N/A	4	400	—	413
Feeders Supply Company, LLC	Common Stock	N/A	N/A	N/A	—	—	—	—
Jet Equipment & Tools Ltd.(8)(9)(12)	LLC units	N/A	N/A	N/A	1	946	0.1	1,097
Marshall Retail Group LLC, The	LLC units	N/A	N/A	N/A	15	154	—	149
Paper Source, Inc.	Common Stock	N/A	N/A	N/A	8	1,387	—	363
Pet Holdings ULC(8)(12)	LP interest	N/A	N/A	N/A	677	483	—	282
Pet Supplies Plus, LLC	LLC units	N/A	N/A	N/A	144	181	—	205
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A	N/A	N/A	4	496	—	567
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A	N/A	N/A	1	101	—	118
						7,126	0.3	6,827

Total non-controlled/affiliate company equity investments						$77,188	3.8%	$83,377

Total non-controlled/non-affiliate company investments					$4,124,068	$4,250,429	187.0%	$4,156,713

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Non-controlled affiliate company investments(16)
Debt investments
Beverage, Food and Tobacco
Uinta Brewing Company^+(7)(8)	One stop	L + 4.00%	(a)	6.04%	08/2021	$962	$928	—%	$793
Uinta Brewing Company(7)(8)	One stop	L + 4.00%	(a)(c)	6.04%	08/2021	192	188	—	170
						1,154	1,116	—	963
Diversified/Conglomerate Service
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.32%	10/2023	5,363	5,142	0.2	4,827
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.32%	10/2023	447	430	—	403
Switchfly LLC(8)	One stop	L + 3.00%	(c)	5.32%	10/2023	34	33	—	30
Switchfly LLC(8)	One stop	L + 8.50%		N/A(6)	10/2023	—	—	—	—
						5,844	5,605	0.2	5,260
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.+(8)	One stop	L + 11.00%	(a)	11.04% cash/2.00% PIK	05/2020	4,249	4,222	0.2	3,398
Benetech, Inc.(8)	One stop	P + 9.75%	(a)(f)	12.61% cash/2.00% PIK	05/2020	581	572	—	341
						4,830	4,794	0.2	3,739

Total non-controlled affiliate company debt investments						$11,828	$11,515	0.4%	$9,962

Equity Investments (13)(14)
Beverage, Food and Tobacco
Uinta Brewing Company(8)	Common Stock	N/A		N/A	N/A	153	$17	—	$82

Diversified/Conglomerate Service
Switchfly LLC(8)	LLC units	N/A		N/A	N/A	3,418	2,322	0.1	2,523

Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(8)	LLC interest	N/A		N/A	N/A	59	—	—	8
Benetech, Inc.(8)	LLC interest	N/A		N/A	N/A	59	—	—	—
							—	—	8

Total non-controlled affiliate company equity investments							$2,339	0.1%	$2,613

Total non-controlled affiliate company investments						$11,828	$13,854	0.5%	$12,575

Controlled affiliate company investments(17)
Equity Investments
Investment Funds and Vehicles
GCIC Senior Loan Fund LLC(8)(18)	LLC interest	N/A		N/A	N/A	48,356	$52,605	2.2%	$49,258
Senior Loan Fund LLC(8)(18)	LLC interest	N/A		N/A	N/A	74,882	74,882	3.4	74,386
Total controlled affiliate equity investments							$127,487	5.6%	$123,644
Total investments						$4,135,896	$4,391,770	193.1%	$4,292,932

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, and restricted foreign currencies
Cash, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies					$84,278	3.8%	$84,208
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)		1.81% (19)			9,963	0.4	9,963
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents, and restricted foreign currencies					$94,241	4.2%	$94,171
Total investments and cash, cash equivalents, and restricted cash and cash equivalents					$4,486,011	197.3%	$4,387,103

^	Denotes that all or a portion of the loan secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
*	Denotes that all or a portion of the loan secures the notes offered in the 2018 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the loan secures the notes offered in the GCIC 2018 Debt Securitization (as defined in Note 7).
+	Denotes that all or a portion of the loan collateralizes the WF Credit Facility (as defined in Note 7).
!	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 7).
~	Denotes that all or a portion of the loan collateralizes the MS Credit Facility II (as defined in Note 7).

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") denominated in U.S. dollars or U.K. pound sterling ("GBP"), Euro Interbank Offered Rate ("EURIBOR" or "E") or Prime ("P") and which reset daily, monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the weighted average current interest rate in effect as of September 30, 2019. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 30, 2019, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2019, as the loan may have priced or repriced based on an index rate prior to September 30, 2019.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 2.02% as of September 30, 2019.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 2.07% as of September 30, 2019.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.09% as of September 30, 2019.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.06% as of September 30, 2019.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 2.03% as of September 30, 2019.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 5.00% as of September 30, 2019.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.44% as of September 30, 2019.
(h) Denotes that all or a portion of the loan was indexed to the 30-day GBP LIBOR, which was 0.72% as of September 30, 2019.
(i) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.76% as of September 30, 2019.
(j) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 0.83% as of September 30, 2019.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2019.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of September 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Loan was on non-accrual status as of September 30, 2019, meaning that the Company has ceased recognizing interest income on the loan.

(8)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2019, total non-qualifying assets at fair value represented 7.8% of the Company's total assets calculated in accordance with the 1940 Act.

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
September 30, 2019
(In thousands)

(13)	Equity investments are non-income producing securities unless otherwise noted.

(14)	Ownership of certain equity investments may occur through a holding company or partnership.

(15)	The Company holds an equity investment that entitles it to receive preferential dividends.
(16)As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of the portfolio company as the Company owns five percent or more of the portfolio company's voting securities ("non-controlled affiliate"). Transactions related to investments in non-controlled affiliates for the year ended September 30, 2019 were as follows:

Portfolio Company	Fair value as of September 30, 2018	Purchases (cost)(l)	Redemptions (cost)	Transfer in/out (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of September 30, 2019	Net realized gain/(loss)	Interest and fee income	Dividend income
Benetech, Inc.	$4,496	$535	$(385)	$205	$(40)	$(1,064)	$3,747	$—	$623	$—
Switchfly LLC	2,788	408	—	4,983	(339)	(57)	7,783	—	139	—
Uinta Brewing Company(m)	—	155	—	1,023	(44)	(89)	1,045	—	—	—
Total Non-Controlled Affiliates	$7,284	$1,098	$(385)	$6,211	$(423)	$(1,210)	$12,575	$—	$762	$—

(l)	Purchases at cost includes amounts related to payment-in-kind ("PIK") interest capitalized and added to the principal balance of the respective loans.
(m)	During the three months ended March 31, 2019, the Company's ownership increased to over five percent of the portfolio company's voting securities.
(17)As defined in the 1940 Act, the Company is deemed to be both an "affiliated person" of and "control" this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement) ("controlled affiliate"). Transactions related to investments in controlled affiliates for the year ended September 30, 2019 were as follows:

Portfolio Company	Fair value as of September 30, 2018	Purchases (cost)	Redemptions (cost)	Transfer in/out (cost)	Discount accretion	Net change in unrealized gain/(loss)	Fair value as of September 30, 2019	Net realized gain/(loss)	Interest and fee income	Dividend income
Senior Loan Fund LLC(n)	$71,084	$1,750	$(2,275)	$—	$—	$3,827	$74,386	$—	$—	$—
GCIC Senior Loan Fund LLC(o)	—	—	—	52,605	—	(3,347)	49,258	—	—	1,219
Total Controlled Affiliates	$71,084	$1,750	$(2,275)	$52,605	$—	$480	$123,644	$—	$—	$1,219

(n)
Together with RGA Reinsurance Company ("RGA"), the Company co-invests through SLF. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee consisting of two representatives of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). Therefore, although the Company owns more than 25% of the voting securities of SLF, the Company does not have sole control over significant actions of SLF for purposes of the 1940 Act or otherwise.

(o)
Together with Aurora National Life Assurance Company ("Aurora"), the Company co-invests through GCIC Senior Loan Fund ("GCIC SLF"), following the acquisition of GCIC SLF in the merger with GCIC (described in Note 1). GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to GCIC SLF must be approved by the GCIC SLF investment committee consisting of two representatives of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). Therefore, although the Company owns more than 25% of the voting securities of GCIC SLF, the Company does not have sole control over significant actions of GCIC SLF for purposes of the 1940 Act or otherwise.

(18)
The Company generally receives quarterly profit distributions from its equity investments in SLF and GCIC SLF. For the year ended September 30, 2019, the Company did not receive a profit distribution from its equity investments in SLF. For its equity investment in GCIC SLF, the Company received $1,219 for the year ended September 30, 2019. See Note 4. Investments.

(19)	The rate shown is the annualized seven-day yield as of September 30, 2019.

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.*(8)	One stop	L + 10.00%	(a)	10.24% cash/2.00% PIK	05/2019	$4,257	$4,255	0.4%	$4,257
Benetech, Inc.(8)	One stop	P + 8.75%	(a)(f)	11.77% cash/2.00% PIK	05/2019	223	223	—	223
						4,480	4,478	0.4	4,480

Total non-controlled affiliate company debt investments						6,984	6,945	0.6%	6,734

Equity Investments (11)(12)
Diversified/Conglomerate Service
Switchfly LLC(8)	LLC units	N/A		N/A	N/A	408	$408	0.1%	$534
							408	0.1	534

Mining, Steel, Iron and Non-Precious Metals
Benetech, Inc.(8)	LLC interest	N/A		N/A	N/A	56	$—	—	$16
Benetech, Inc.(8)	LLC interest	N/A		N/A	N/A	56	—	—	—
							—	—	16

Total non-controlled affiliate company equity investments							$408	0.1%	$550

Total non-controlled affiliate company investments						$6,984	$7,353	0.7%	$7,284

Controlled affiliate company investments(15)
Equity investments
Investment Funds and Vehicles
Senior Loan Fund LLC(8)(16)	LLC interest	N/A		N/A	N/A	75,407	$75,407	7.3%	$71,084

Total controlled affiliate company equity investments							$75,407	7.3%	$71,084

Total investments						$1,686,730	$1,780,652	184.0%	$1,782,841

Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents
Cash, foreign currencies and restricted cash							$35,173	3.6%	$35,173
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)				2.00% (17)			10,532	1.1	10,532
Total cash and cash equivalents, foreign currencies and restricted cash and cash equivalents							$45,705	4.7%	$45,705

Total investments and cash and cash equivalents, foreign currencies and restricted cash and cash equivalents							$1,826,357	188.7%	$1,828,546

*	Denotes that all or a portion of the investment collateralizes the MS Credit Facility (as defined in Note 7).
^	Denotes that all or a portion of the investment secures the notes offered in the 2014 Debt Securitization (as defined in Note 7).
#	Denotes that all or a portion of the investment collateralizes the Credit Facility (as defined in Note 7).

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
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 2.92% as of September 28, 2018.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 5.25% as of September 28, 2018.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.32% as of September 28, 2018.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2018.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.

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

The Company’s investment strategy is to invest primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. The Company may also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, U.S. middle-market companies. The Company has entered into the Investment Advisory Agreement (defined below) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

On September 16, 2019, the Company completed its acquisition of Golub Capital Investment Corporation (“GCIC”), a Maryland corporation, pursuant to that certain Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of November 27, 2018, by and among the Company, GCIC, Fifth Ave Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), the Investment Adviser, and, for certain limited purposes, the Administrator. Pursuant to the Merger Agreement, Merger Sub was first merged with and into GCIC, with GCIC as the surviving company (the “Initial Merger”), and, immediately following the Initial Merger, GCIC was then merged with and into the Company, with the Company as the surviving company (the Initial Merger and the subsequent merger, collectively, the “Merger”). Upon consummation of the Merger, the Company entered into the Third Amended and Restated Investment Advisory Agreement dated as of September 16, 2019 with the Investment Adviser (the “Investment Advisory Agreement”). The Investment Advisory Agreement replaced the Second Amended and Restated Investment Advisory Agreement by and between the Company and the Investment Adviser dated as of August 4, 2014 (the “Prior Investment Advisory Agreement”). Refer to Note 3 for more information on the Investment Advisory Agreement and the Prior Investment Advisory Agreement and refer to Note 14 for more information regarding the Merger.

Note 2. Significant Accounting Policies and Recent Accounting Updates

Basis of presentation:  The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).
The accompanying consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for financial information and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Consolidation:  As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries Golub Capital BDC 2010-1 Holdings LLC (“Holdings”), Golub Capital BDC 2010-1 LLC (“2010 Issuer”), Golub Capital BDC CLO 2014 LLC (“2014 Issuer”), Golub Capital BDC CLO III Depositor LLC (“2018 CLO Depositor”), Golub Capital BDC CLO III LLC (“2018 Issuer”), Golub Capital BDC Funding LLC (“Funding”), Golub Capital BDC Funding II LLC (“Funding II”), Golub Capital BDC Holdings, LLC (“BDC Holdings”), GC SBIC IV, L.P. (“SBIC IV”), GC SBIC V, L.P. (“SBIC V”), GC SBIC VI, L.P. (“SBIC VI”), GCIC Holdings LLC (“GCIC Holdings”), GCIC Funding LLC (“GCIC Funding”), GCIC CLO II Depositor LLC (“GCIC 2018 CLO Depositor”), GCIC CLO II LLC (“GCIC 2018 Issuer”) and GCIC Funding II LLC (“GCIC Funding II”). The Company does not consolidate its non-controlling interests in SLF or GCIC SLF (collectively, the “Senior Loan Funds” or “SLFs”). See further description of the Company’s investments in the SLFs in Note 4. Investments.

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including BDC Holdings, 2010 Issuer, 2014 Issuer, 2018 Issuer, Funding, Funding II, GCIC Funding, GCIC Holdings, GCIC 2018 Issuer and GCIC Funding II that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

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

Forward currency contracts: A forward currency contract is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilized forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire, but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation) until the contracts are closed. When the contracts are closed, realized gains (losses) are recorded. Realized gains (losses) and unrealized appreciation (depreciation) on the contracts are included in the Consolidated Statements of Operations. Unrealized appreciation (depreciation) on forward currency contracts is recorded on the Consolidated Statements of Financial Condition by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable.

The primary risks associated with forward currency contracts include failure of the counterparty to meet the terms of the contract and the value of the foreign currency changing unfavorably. These risks may be in excess of the amounts reflected in the Consolidated Statements of Financial Condition.

Refer to Note 5 for more information regarding the forward currency contracts.

Revenue recognition:

Investments and related investment income:  Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the years ended September 30, 2019, 2018, and 2017, interest income included $8,572, $9,660, and $9,498, respectively, of accretion of discounts. For the years ended September 30, 2019, 2018, and 2017, interest income included ($1,381), $0, and $0, respectively, of purchase premium amortization. For the years ended September 30, 2019, 2018, and 2017, the Company received loan origination fees of $10,833, $8,327, and $8,593, respectively.

For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2019, 2018,

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

and 2017, the Company recorded PIK income of $1,095, $941, and $2,401, respectively, and received PIK payments in cash of $41, $2, and $481, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the years ended September 30, 2019, 2018, and 2017, fee income included $681, $2,082, and $1,441, respectively, of prepayment premiums, which fees are non-recurring.

For the years ended September 30, 2019, 2018, and 2017, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $152,359, $132,456, and $120,429, respectively.

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

For the years ended September 30, 2019, 2018, and 2017, excluding the Company's investments in LLC equity interests in the SLFs, the Company recorded dividend income of $349, $624, and $629, respectively, and return of capital distributions of $124, $373, and $999, respectively. For the years ended September 30, 2019, 2018, and 2017, the Company recorded dividend income of $1,219, $8,099, and $4,929, respectively, and return of capital distributions of $2,275, $34,213, and $25,112, respectively, from the Company's investments in LLC equity interests in the SLFs.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $13,663 and $5,625 as of September 30, 2019 and 2018, respectively.

Partial loan sales:  The Company follows the guidance in ASC Topic 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s Consolidated Statements of Financial Condition and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 6. Fair Value Measurements for additional information.

Purchase accounting: The Merger was accounted for under the asset acquisition method of accounting in accordance with ASC 805 — Business Combinations — Related Issues ("ASC Topic 805"), also referred to as

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

“purchase accounting.” Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC Topic 805, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets carrying amounts on the acquiring entity’s books.

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. To the extent that the consideration paid to GCIC’s stockholders exceeded the relative fair values of the net identifiable assets of GCIC acquired other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the GCIC assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets. As GCIC did not have any “qualifying” assets at the time of acquisition, the premium was allocated to “non-qualifying” assets, which are GCIC’s investments in loans and equity securities, including its investment in GCIC SLF. Immediately following the acquisition of GCIC, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired from GCIC through their ultimate disposition. For the year ended September 30, 2019, the Company recognized $1,381 of amortization of purchase premium. The purchase premium allocated to investments in equity securities will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the equity securities acquired from GCIC and disposition of such equity securities at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the equity securities acquired from GCIC.

Refer to Note 14 for more information related to purchase accounting and the acquisition of GCIC.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2019, 2018, and 2017, $0, $0, and $17, respectively, was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2019. The Company's tax returns for the 2016 through 2018 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Share repurchase plan:  The Company has a share repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board most recently reapproved the Program in August 2019 and the Program may be implemented at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Effective as of August 6, 2019, the Company may repurchase up to $150,000 of the Company's common stock pursuant to the Program. Prior to such date, the Program permitted up to $75,000 of repurchases. The Company did not make any repurchases of its common stock during each of the years ended September 30, 2019, 2018, and 2017.

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2019 and 2018, the Company had deferred debt issuance costs of $4,939 and $2,934, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the years ended September 30, 2019, 2018, and 2017, was $2,096, $3,315, and $3,289, respectively.

Note 3. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC. The Board approved the Investment Advisory Agreement on July 11, 2019. The Board noted that the terms of the Investment Advisory Agreement did not change the calculation of the Capital Gain Incentive Fee, or the management or incentive fee rates and that the changes, as compared to the Prior Investment Advisory Agreement, consisted of revisions to (i) exclude the impact of purchase accounting resulting from a merger, including the Merger, from the calculation of income subject to the income incentive fee payable and the calculation of the cumulative incentive fee cap under the Investment Advisory Agreement and (ii) convert the cumulative incentive fee cap into a per share calculation. At a meeting of the Company's stockholders held on September 4, 2019, the Company's stockholders voted to the approve the Investment Advisory Agreement, which was entered into and effective as of September 16, 2019, the closing of the Merger, and will continue for an initial two-year term. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

The Company has structured the calculation of the Incentive Fee to include a fee limitation such that an Incentive Fee for any quarter can only be paid to the Investment Adviser if, after such payment, the cumulative Incentive Fees paid to the Investment Adviser, calculated on a per share basis, since April 13, 2010, the effective date of the Company’s election to become a BDC, would be less than or equal to 20.0% of the Company’s Cumulative Pre-Incentive Fee Net Income (as defined below).

The Company accomplishes this limitation by subjecting each quarterly Incentive Fee payable under the Income and Capital Gain Incentive Fee Calculation (as defined below) to a cap (the “Incentive Fee Cap”). The Investment Advisory Agreement, as compared to the Prior Investment Advisory Agreement, converts the cumulative incentive fee cap from an aggregate basis calculation to a per share calculation. Under the Prior Investment Advisory Agreement, the Incentive Fee would not be paid at any time if, after such payment, the cumulative incentive fees paid to date would be greater than 20.0% of the Company's Cumulative Pre-Incentive Fee Net Income since April 13, 2010. Under the Investment Advisory Agreement, the Incentive Fee Cap in any quarter is equal to the difference between (a) 20.0% of Cumulative Pre-Incentive Fee Net Income Per Share (as defined below) and (b) Cumulative Incentive Fees Paid Per Share (as defined below). To the extent the Incentive Fee Cap is zero or a negative value in any quarter, no Incentive Fee would be payable in that quarter. If, for any relevant period, the Incentive Fee Cap calculation results in the Company paying less than the amount of the Incentive Fee calculated above, then the difference between the Incentive Fee and the Incentive Fee Cap will not be paid by GBDC and will not be received by the Investment Adviser as an Incentive Fee either at the end of such relevant period or at the end of any future period. “Cumulative Pre-Incentive Fee Net Income Per Share” equals the sum of “Pre-Incentive Fee Net Income Per Share” (as defined below) for each quarterly period since April 13, 2010. “Pre-Incentive Fee Net Income Per Share” equals the sum of (i) Pre-Incentive Fee Net Investment Income (as defined below) and (ii) Adjusted Capital Returns for the applicable period, divided by (b) the weighted average number of shares of GBDC common stock outstanding during such period. “Adjusted Capital Returns” for any period is the sum of the realized aggregate capital gains, realized aggregate capital losses, aggregate unrealized capital depreciation and aggregate unrealized capital appreciation for such period; provided that the calculation of realized aggregate capital gains, realized aggregate capital losses, aggregate unrealized capital depreciation and aggregate unrealized capital appreciation shall not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation resulting solely from the purchase accounting for any premium or discount paid for the acquisition of assets in a merger. “Cumulative Incentive Fees Paid Per Share” is equal to the sum of Incentive Fees Paid Per Share since April 13, 2010. “Incentive Fees Paid Per Share” for any period is equal to the Incentive Fees accrued and/or payable to the Company for such period, divided by the weighted average number of shares of common stock of GBDC during such period.

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

For the years ended September 30, 2019, 2018, and 2017, the Income Incentive Fee incurred was $14,482, $11,652, and $4,741, respectively.

The Investment Advisory Agreement, as compared to the Prior Investment Advisory Agreement, excludes the impact of purchase accounting resulting from a merger, including the Merger, from the calculation of income subject to the Income Incentive Fee and the calculation of the Incentive Fee Cap. As a result, under the Investment Advisory Agreement, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation or any amortization or accretion of any purchase premium or discount to interest income solely from the purchase accounting for any premium or discount paid for the acquisition of assets in a merger, such as the premium to net asset value paid for the shares of GCIC common stock in the Merger. Because of the structure of the Income Incentive Fee, it is possible that an Incentive Fee may be calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee will result in a positive value and an Incentive Fee will be paid even if the Company has incurred a loss in such period due to realized and/or unrealized capital losses unless the payment of such Incentive Fee would cause the Company to pay Incentive Fees on a cumulative basis that exceed the Incentive Fee Cap.
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

The Capital Gain Incentive Fee equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), which commenced with the calendar year ending December 31, 2010, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Capital Gain Incentive Fee is calculated in the same manner under the Investment Advisory Agreement as under the Prior Investment Advisory Agreement. The Company’s “Capital Gain Incentive Fee Base” equals (1) the sum of (i) realized capital gains, if any, on a cumulative positive basis from the date the Company elected to become a BDC through the end of each calendar year, (ii) all realized capital losses on a cumulative basis and (iii) all unrealized capital depreciation on a cumulative basis less (2) all unamortized deferred debt issuance costs, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

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

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under either the Prior Investment Advisory Agreement or Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the year ended September 30, 2019, the Company had a reversal of the accrual of the capital gain incentive fee of $5,580, and for the years ended September 30, 2018 and 2017, the Company accrued a capital gain incentive fee of $1,458 and $2,819, respectively, in accordance with GAAP. Changes in the accrual for the capital gain incentive fee are included in incentive fee in the Consolidated Statements of Operations. As of September 30, 2019 and 2018, included in management and incentive fees payable on the Consolidated Statements of Financial Condition were $0 and $7,158, respectively, for cumulative accruals for capital gain incentive fees under GAAP, including the amounts payable pursuant to either the Prior Investment Advisory Agreement or the Investment Advisory Agreement, as applicable, described above.

As of September 30, 2019 and 2018 the Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement or the Prior Investment Advisory Agreement, as applicable (as described above), was $0 and $2,303, respectively. Any payment due under the terms of the Investment Advisory Agreement or the Prior Investment Advisory Agreement, as applicable, is calculated in arrears at the end of each calendar year. The Company paid $1,578 and $1,196 of Capital Gain Incentive Fee calculated in accordance with the Prior Investment Advisory Agreement as of December 31, 2018 and December 31, 2017, respectively. The Company did not pay any capital gain incentive fee for any period ended prior to December 31, 2017.

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

Included in accounts payable and other liabilities is $639 and $616 as of September 30, 2019 and 2018, respectively, for accrued allocated shared services under the Administration Agreement. As of September 30, 2019, also included in accounts payable and other liabilities, is $763 of accrued allocated shared service fees payable to the Administrator that was assumed from GCIC in the Merger.

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

Total expenses reimbursed to the Administrator during the years ended September 30, 2019, 2018, and 2017, were $2,812, $2,412, and $2,255, respectively.

As of September 30, 2019 and 2018, included in accounts payable and other liabilities were $922 and $364, respectively, for expenses paid on behalf of the Company by the Administrator. As of September 30, 2019, also included in accounts payable and other liabilities was $763 of expenses paid on behalf of GCIC by the Administrator which were assumed in the Merger.

As of September 30, 2019, included in accounts payable and other liabilities were $3,394 for an income incentive fee, $1,377 for a capital gain incentive fee, $4,464 for base management fees and $10,071 for a subordinated liquidation fee, each of which were payable by GCIC pursuant to its investment advisory agreement with the Investment Adviser and which were assumed in the Merger. The investment advisory agreement between the Investment Adviser and GCIC was terminated in connection with the closing of the Merger.

On June 22, 2016, the Company entered into an unsecured revolving credit facility with the Investment Adviser (as amended, the "Adviser Revolver"), with a maximum credit limit of $20,000 and expiration date of June 22, 2019. On June 21, 2019, the Company entered into an amendment to the Adviser Revolver to, among other things, (a) extend the maturity date from June 22, 2019 to June 21, 2022 and (b) increase the borrowing capacity from $20,000 to $40,000. Refer to Note 7. Borrowings for discussion of the Adviser Revolver.

Effective September 16, 2019, the Company assumed, as a result of the Merger, an unsecured revolving credit facility with the Investment Adviser ("Adviser Revolver II") that had a credit limit of $40,000.

During the years ended September 30, 2019, 2018, and 2017, the Company sold $0, $6,191, and $119,982, respectively, of investments and unfunded commitments to SLF at fair value and recognized $0, $20, and $776, respectively, of net realized gains. Effective September 16, 2019, the Company acquired its investment in GCIC SLF as a result of the Merger. During the year ended September 30, 2019, the Company did not sell investments or unfunded commitments to GCIC SLF.

During the year ended September 30, 2019, 2018, and 2017, SLF incurred an administrative service fee of $268, $404, and $477, respectively. During the year ended September 30, 2019, GCIC SLF incurred an administrative service fee of $6.

On September 16, 2019, the Company completed its acquisition of GCIC. Refer to Note 14 for more information regarding the Merger.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 4. Investments

Investments as of September 30, 2019 and 2018 consisted of the following:

	As of September 30, 2019			As of September 30, 2018
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$601,788	$605,606	$589,340	$233,064	$230,846	$231,169
One stop	3,514,266	3,559,030	3,474,116	1,443,980	1,426,640	1,430,196
Second lien	19,473	19,745	19,473	9,435	9,338	9,435
Subordinated debt	369	375	369	251	251	251
LLC equity interests in the SLFs(1)	N/A	127,487	123,644	N/A	75,407	71,084
Equity	N/A	79,527	85,990	N/A	38,170	40,706
Total	$4,135,896	$4,391,770	$4,292,932	$1,686,730	$1,780,652	$1,782,841

(1)	SLF’s and GCIC SLF's proceeds from the LLC equity interests invested in SLF and GCIC SLF, respectively, were utilized to invest in senior secured loans.
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of September 30, 2019		As of September 30, 2018
Amortized Cost:
United States
Mid-Atlantic	$919,868	21.0%	$354,662	19.9%
Midwest	985,471	22.4	370,239	20.8
West	748,104	17.0	306,052	17.2
Southeast	944,794	21.5	422,844	23.7
Southwest	453,239	10.3	186,468	10.5
Northeast	217,138	4.9	125,329	7.0
Canada	99,823	2.3	15,058	0.9
United Kingdom	21,080	0.5	—	—
Australia	2,253	0.1	—	—
Total	$4,391,770	100.0%	$1,780,652	100.0%

Fair Value:
United States
Mid-Atlantic	$896,202	20.9%	$347,560	19.5%
Midwest	959,894	22.4	371,141	20.8
West	732,599	17.1	306,074	17.2
Southeast	929,922	21.6	428,235	24.0
Southwest	442,744	10.3	189,379	10.6
Northeast	211,920	4.9	125,051	7.0
Canada	97,392	2.3	15,401	0.9
United Kingdom	20,082	0.5	—	—
Australia	2,177	—	—	—
Total	$4,292,932	100.0%	$1,782,841	100.0%

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2019 and 2018 were as follows:

	As of September 30, 2019		As of September 30, 2018
Amortized Cost:
Aerospace and Defense	$92,797	2.1%	$51,288	2.9%
Automobile	70,401	1.6	18,934	1.1
Beverage, Food and Tobacco	257,594	5.9	99,594	5.6
Broadcasting and Entertainment	2,136	—	1,444	0.1
Buildings and Real Estate	134,083	3.0	63,109	3.5
Chemicals, Plastics and Rubber	19,184	0.4	10,277	0.6
Diversified/Conglomerate Manufacturing	127,441	2.9	96,892	5.4
Diversified/Conglomerate Service	1,470,501	33.5	460,166	25.8
Ecological	44,573	1.0	18,852	1.1
Electronics	257,587	5.9	130,457	7.3
Finance	19,532	0.4	—	—
Grocery	444	0.0 *	16,203	0.9
Healthcare, Education and Childcare	772,226	17.6	337,499	19.0
Home and Office Furnishings, Housewares, and Durable Consumer	21,551	0.5	12,861	0.7
Hotels, Motels, Inns, and Gaming	8,463	0.2	15,383	0.9
Insurance	105,238	2.4	45,865	2.6
Investment Funds and Vehicles	127,487	2.9	75,407	4.2
Leisure, Amusement, Motion Pictures, Entertainment	186,894	4.3	80,302	4.5
Mining, Steel, Iron and Non-Precious Metals	4,794	0.1	4,478	0.3
Oil and Gas	36,237	0.8	14,211	0.8
Personal and Non Durable Consumer Products (Mfg. Only)	73,146	1.7	68,129	3.8
Personal, Food and Miscellaneous Services	214,582	4.9	31,526	1.8
Printing and Publishing	10,787	0.2	4,200	0.2
Retail Stores	302,054	6.9	111,550	6.3
Telecommunications	11,832	0.3	6,310	0.3
Textiles and Leather	4,080	0.1	2,196	0.1
Utilities	16,126	0.4	3,519	0.2
Total	$4,391,770	100.0%	$1,780,652	100.0%
* Represents an amount less than 0.1%.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2019		As of September 30, 2018
Fair Value:
Aerospace and Defense	$91,651	2.1%	$47,891	2.7%
Automobile	69,820	1.6	19,158	1.1
Beverage, Food and Tobacco	252,588	5.9	99,608	5.6
Broadcasting and Entertainment	2,108	0.1	1,447	0.1
Buildings and Real Estate	133,053	3.1	65,255	3.7
Chemicals, Plastics and Rubber	18,922	0.4	10,356	0.6
Diversified/Conglomerate Manufacturing	124,040	2.9	96,663	5.4
Diversified/Conglomerate Service	1,442,750	33.6	466,037	26.1
Ecological	43,857	1.0	19,148	1.1
Electronics	249,678	5.8	130,472	7.3
Finance	18,883	0.4	—	—
Grocery	411	0.0 *	14,629	0.8
Healthcare, Education and Childcare	746,484	17.4	333,736	18.7
Home and Office Furnishings, Housewares, and Durable Consumer	20,894	0.5	12,831	0.7
Hotels, Motels, Inns, and Gaming	8,419	0.2	15,592	0.9
Insurance	104,086	2.4	47,041	2.6
Investment Funds and Vehicles	123,644	2.9	71,084	4.0
Leisure, Amusement, Motion Pictures, Entertainment	183,836	4.3	81,907	4.6
Mining, Steel, Iron and Non-Precious Metals	3,747	0.1	4,496	0.3
Oil and Gas	35,612	0.8	14,340	0.8
Personal and Non Durable Consumer Products (Mfg. Only)	73,444	1.7	69,912	3.9
Personal, Food and Miscellaneous Services	208,728	4.9	32,253	1.8
Printing and Publishing	10,427	0.2	4,167	0.2
Retail Stores	294,463	6.9	112,738	6.3
Telecommunications	11,627	0.3	6,393	0.4
Textiles and Leather	3,927	0.1	2,134	0.1
Utilities	15,833	0.4	3,553	0.2
Total	$4,292,932	100.0%	$1,782,841	100.0%
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

As of September 30, 2019 and 2018, SLF was capitalized by LLC equity interest subscriptions from its members. As of September 30, 2019 and 2018, the Company and RGA owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. SLF’s profits and losses are allocated to the Company and RGA in accordance with their respective ownership interests.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Wells Fargo Bank, N.A., through its wholly-owned subsidiary Senior Loan Fund II LLC (“SLF II”), which as of September 30, 2019 allowed SLF II to borrow up to $75,581 at any one time outstanding, subject to leverage and borrowing base restrictions. The reinvestment period of the SLF Credit Facility ended August 29, 2018, and after such date, the maximum commitment is equal to advances outstanding. The stated maturity date is August 30, 2022. As of September 30, 2019 and September 30, 2018, SLF II had outstanding debt under the SLF Credit Facility of

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

$75,581 and $104,622, respectively. As of September 30, 2019, the SLF Credit Facility bears interest at one-month LIBOR plus 2.05% per annum.

As of September 30, 2019 and 2018, SLF had the following commitments from its members (in the aggregate):

	As of September 30, 2019		As of September 30, 2018
	Committed	Funded(1)	Committed	Funded(1)
LLC equity commitments	$200,000	$85,580	$200,000	$86,180
Total	$200,000	$85,580	$200,000	$86,180

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
As of September 30, 2019 and 2018, SLF had total assets at fair value of $161,018 and $186,326, respectively. As of September 30, 2019, SLF had six portfolio company investments in two portfolio companies on non-accrual status with a fair value of $4,987. As of September 30, 2018, SLF had one portfolio company investment in one portfolio company on non-accrual status with a fair value of $3,856. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of September 30, 2019 and 2018, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $3,377 and $5,920, respectively.

Below is a summary of SLF’s senior secured loan portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2019 and 2018:

	As of September 30, 2019	As of September 30, 2018
Senior secured loans(1)	$154,254	$183,668
Weighted average current interest rate on senior secured loans(2)	7.4%	7.5%
Number of borrowers in SLF	27	32
Largest portfolio company investment(1)	$12,654	$13,716
Total of five largest portfolio company investments(1)	$54,268	$57,330

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
1A Smart Start LLC(4)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.5%	$2,961	$2,961
Advanced Pain Management Holdings, Inc.(4)(5)	Healthcare, Education and Childcare	Senior loan	12/2019	7.1	6,172	3,703
Advanced Pain Management Holdings, Inc.(4)(5)	Healthcare, Education and Childcare	Senior loan	12/2019	7.1	422	253
Advanced Pain Management Holdings, Inc.(4)(5)(7)	Healthcare, Education and Childcare	Senior loan	12/2019	7.1	193	(8)
Advanced Pain Management Holdings, Inc.(4)(5)	Healthcare, Education and Childcare	Senior loan	12/2019	10.6	2,139	4
Boot Barn, Inc.(4)	Retail Stores	Senior loan	06/2023	6.6	6,022	6,022
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	6.9	4,418	4,415
Brandmuscle, Inc.	Printing and Publishing	Senior loan	12/2021	N/A(6)	—	—
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.5	2,433	2,433
Captain D's, LLC(4)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.5	17	17
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.4	8,415	8,415
CLP Healthcare Services, Inc.	Healthcare, Education and Childcare	Senior loan	12/2020	7.4	4,239	4,239
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	2,392	2,392
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	1,203	1,203
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	58	58
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	40	40
Community Veterinary Partners, LLC	Personal, Food and Miscellaneous Services	Senior loan	10/2021	N/A(6)	—	—
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior loan	06/2022	7.1	4,773	4,773
DISA Holdings Acquisition Subsidiary Corp.(4)	Diversified/Conglomerate Service	Senior loan	06/2022	6.0	53	53
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.9	5,905	5,905
Flexan, LLC	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.9	1,640	1,640
Flexan, LLC(4)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.5	431	431
Gamma Technologies, LLC(4)	Electronics	Senior loan	06/2024	7.3	10,084	10,084
III US Holdings, LLC	Diversified/Conglomerate Service	Senior loan	09/2022	8.1	4,288	4,288
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	2,276	2,276
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	118	118
Jensen Hughes, Inc.	Buildings and Real Estate	Senior loan	03/2024	6.6	63	63
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	08/2024	8.2	1,286	1,286
Joerns Healthcare, LLC(4)	Healthcare, Education and Childcare	Senior loan	08/2024	8.2	1,338	1,338
Mediaocean LLC	Diversified/Conglomerate Service	Senior loan	08/2020	N/A(6)	—	—
Paradigm DKD Group, LLC(4)(5)	Buildings and Real Estate	Senior loan	05/2022	8.4	1,480	1,094
Paradigm DKD Group, LLC(4)(5)(7)	Buildings and Real Estate	Senior loan	05/2022	8.4	(16)	(59)
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(4)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.0	5,264	5,264
Polk Acquisition Corp.(4)	Automobile	Senior loan	06/2022	7.3	4,465	4,376
Polk Acquisition Corp.(4)	Automobile	Senior loan	06/2022	7.3	60	58
Polk Acquisition Corp.	Automobile	Senior loan	06/2022	7.3	52	51

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
Pyramid Healthcare, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2020	8.8%	$10,047	$10,047
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	9.2	257	257
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	147	147
Pyramid Healthcare, Inc.	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	99	99
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2022	6.4	3,785	3,785
RSC Acquisition, Inc.(4)	Insurance	Senior loan	11/2021	N/A(6)	—	—
Rubio's Restaurants, Inc(4)	Beverage, Food and Tobacco	Senior loan	10/2019	9.1	4,890	4,890
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	7.35% cash/1.00% PIK	4,341	3,907
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4	70	62
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4	63	57
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior loan	12/2020	8.4	45	40
SEI, Inc.(4)	Electronics	Senior loan	07/2023	6.8	11,004	11,004
SEI, Inc.	Electronics	Senior loan	07/2023	N/A(6)	—	—
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.3	9,561	9,561
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	8.3	415	415
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.9	4,190	3,771
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.9	3,285	2,956
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.9	567	511
Teasdale Quality Foods, Inc.(4)	Grocery	Senior loan	10/2020	7.9	424	382
Teasdale Quality Foods, Inc.	Grocery	Senior loan	10/2020	7.9	210	189
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior loan	01/2024	6.0	2,796	2,796
WHCG Management, LLC(4)	Healthcare, Education and Childcare	Senior loan	03/2023	8.1	7,820	7,820
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior loan	08/2022	6.4	5,554	5,554
Total senior loan investments					$154,254	$147,436

Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	170	$62
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	963	—
Paradigm DKD Group, LLC(4)(8)(9)	Buildings and Real Estate	LLC units	N/A	N/A	34	—
Joerns Healthcare, LLC(4)(8)(9)	Healthcare, Education and Childcare	Common Stock	N/A	N/A	309	3,017
W3 Co. (8)(9)	Oil and Gas	LLC units	N/A	N/A	3	1,526
W3 Co. (8)(9)	Oil and Gas	Preferred stock	N/A	N/A	—	218
Total equity investments						$4,823
Total investments					$154,254	$152,259

(1)	Represents the weighted average annual current interest rate as of September 30, 2019. All interest rates are payable in cash, except where PIK is shown.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(4)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of September 30, 2019. As such, no interest is being earned on this investment.

(6)	The entire commitment was unfunded as of September 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(8)	Equity investment received as a result of the portfolio company's debt restructuring.

(9)	Non-income producing.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SLF Investment Portfolio as of September 30, 2018 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($) / Shares(2)	Fair Value(3)
Rubio's Restaurants, Inc.(4)	Beverage, Food and Tobacco	Senior Loan	10/2019	7.6%	$4,941	$4,941
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior Loan	04/2019	7.6	991	991
Rug Doctor LLC	Personal and Non Durable Consumer Products (Mfg. Only)	Senior Loan	04/2019	7.6	5,061	5,061
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	70	64
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	4,345	3,997
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	45	42
Sage Dental Management, LLC	Healthcare, Education and Childcare	Senior Loan	12/2020	8.4	64	59
Saldon Holdings, Inc. (4)	Diversified/Conglomerate Service	Senior Loan	09/2022	6.4	2,354	2,342
SEI, Inc.(4)	Electronics	Senior Loan	07/2023	7.5	13,716	13,716
Self Esteem Brands, LLC(4)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Loan	02/2020	7.0	10,142	10,142
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	4,507	4,416
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	486	476
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	7.1	650	637
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	7.1	239	235
Teasdale Quality Foods, Inc.	Grocery	Senior Loan	10/2020	6.9	3,532	3,460
Upstream Intermediate, LLC	Healthcare, Education and Childcare	Senior Loan	01/2024	6.6	2,830	2,830
W3 Co.	Oil and Gas	Senior Loan	03/2022	8.2	1,253	1,251
WHCG Management, LLC(4)	Healthcare, Education and Childcare	Senior Loan	03/2023	7.4	7,900	7,900
WIRB-Copernicus Group, Inc.(4)	Healthcare, Education and Childcare	Senior Loan	08/2022	6.5	5,609	5,609
Total senior loan investments					$183,668	$178,053

Payless ShoeSource, Inc. (6)(7)	Retail Stores	LLC interest	N/A	N/A	35	$54
W3 Co. (6)(7)	Oil and Gas	LLC units	N/A	N/A	3	1,073
Total equity investments						$1,127

Total investments					$183,668	$179,180

(1)	Represents the weighted average annual current interest rate as of September 30, 2018. All interest rates are payable in cash, except where PIK is shown.

(2)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(4)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(5)	Loan was on non-accrual status as of September 30, 2018. As such, no interest is being earned on this investment.

(6)	Equity investment received as a result of the portfolio company's debt restructuring.

(7)	Non-income producing.
As of September 30, 2019, the Company has committed to fund $175,000 of LLC equity interest subscriptions to SLF. As of September 30, 2019 and 2018, $74,883 and $75,407, respectively, of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the years ended September 30, 2019, 2018, and 2017, the Company received $0, $8,099, and $4,929, respectively, in dividend income from the LLC equity interests in SLF.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

See below for certain summarized financial information for SLF as of September 30, 2019 and 2018 and for the years ended September 30, 2019, 2018 and 2017:

	As of September 30, 2019	As of September 30, 2018
Selected Balance Sheet Information:
Investments, at fair value	$152,259	$179,180
Cash and other assets	8,759	7,146
Total assets	$161,018	$186,326
Senior credit facility	$75,581	$104,622
Unamortized debt issuance costs	—	(18)
Other liabilities	424	484
Total liabilities	76,005	105,088
Members’ equity	85,013	81,238
Total liabilities and members' equity	$161,018	$186,326

	Years ended September 30,
	2019	2018	2017
Selected Statement of Operations Information:
Interest income	$13,402	$18,285	$21,455
Fee income	9	202	5
Total investment income	13,411	18,487	21,460
Interest and other debt financing expense	4,132	6,687	10,236
Administrative service fee	268	404	477
Other expenses	95	93	131
Total expenses	4,495	7,184	10,844
Net investment income	8,916	11,303	10,616
Net realized gain (loss) on investments	(2,343)	—	(7,379)
Net change in unrealized appreciation (depreciation) on investments	(2,199)	(4,197)	4,647
Net increase (decrease) in members' equity	$4,374	$7,106	$7,884

GCIC Senior Loan Fund LLC:

Following the acquisition of GCIC SLF in the Merger, the Company co-invests with Aurora, a wholly-owned subsidiary of RGA Reinsurance Company, in senior secured loans through GCIC SLF, an unconsolidated Delaware LLC. The Company acquired the investment in GCIC SLF through its acquisition of GCIC on September 16, 2019. GCIC SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of GCIC SLF must be approved by the GCIC SLF investment committee consisting of two representatives of each of the Company and Aurora (with unanimous approval required from (i) one representative of each of the Company and Aurora or (ii) both representatives of each of the Company and Aurora). GCIC SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by GCIC SLF are measured at fair value by GCIC SLF using the same valuation methodologies as described in Note 6.

As of September 30, 2019, GCIC SLF was capitalized by LLC equity interest subscriptions from its members. As of September 30, 2019, the Company and Aurora owned 87.5% and 12.5%, respectively, of the LLC equity interests of GCIC SLF. GCIC SLF’s profits and losses are allocated to its members in accordance with their respective ownership interests.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2019, GCIC SLF had the following commitments from its members (in the aggregate):

	As of September 30, 2019
	Committed	Funded(1)
LLC equity commitments	$125,000	$55,264
Total	$125,000	$55,264

(1)	Funded LLC equity commitments are presented net of return of capital distributions subject to recall.
GCIC SLF entered into a senior secured revolving credit facility (as amended, the “GCIC SLF Credit Facility”) with Wells Fargo Bank, N.A. through its wholly-owned subsidiary GCIC Senior Loan Fund II LLC (“GCIC SLF II”), which as of September 30, 2019 allowed GCIC SLF II to borrow up to $59,559 at any one time outstanding, subject to leverage and borrowing base restrictions, and which bears interest at one-month LIBOR plus 2.05%.

As of September 30, 2019, GCIC SLF had total assets at fair value of $116,195. As of September 30, 2019, GCIC SLF did not have any investments on non-accrual status. The portfolio companies in GCIC SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of September 30, 2019, GCIC SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $7,011.

Below is a summary of GCIC SLF’s portfolio, followed by a listing of the individual investments in GCIC SLF’s portfolio as of September 30, 2019:

As of
September 30, 2019
Senior secured loans (1)	$112,864
Weighted average current interest rate on senior secured loans (2)	7.2%
Number of borrowers in GCIC SLF	28
Largest portfolio company investment (1)	$8,464
Total of five largest portfolio company investments (1)	$34,273

(1)	At principal amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of September 30, 2019
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
1A Smart Start LLC(3)	Home and Office Furnishings, Housewares, and Durable Consumer	Senior loan	02/2022	6.5%	$1,910	$1,910
Boot Barn, Inc.(3)	Retail Stores	Senior loan	06/2023	6.6	3,159	3,159
Brandmuscle, Inc.(3)	Printing and Publishing	Senior loan	12/2021	N/A(4)	—	—
Brandmuscle, Inc.(3)	Printing and Publishing	Senior loan	12/2021	6.9	3,800	3,797
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	7.5	33	33
Captain D's, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	12/2023	6.5	5,792	5,792
CLP Healthcare Services, Inc.(3)	Healthcare, Education and Childcare	Senior loan	12/2020	7.4	2,007	2,007
CLP Healthcare Services, Inc.(3)	Healthcare, Education and Childcare	Senior loan	12/2020	7.4	1,011	1,011
Community Veterinary Partners, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	10/2021	N/A(4)	—	—
Community Veterinary Partners, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	2,053	2,053
Community Veterinary Partners, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	1,032	1,032
Community Veterinary Partners, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	40	40
Community Veterinary Partners, LLC(3)	Personal, Food and Miscellaneous Services	Senior loan	10/2021	7.5	58	58
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.5	121	99
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.4	1,128	1,061
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.4	581	546
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.4	88	83
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.4	2,806	2,638
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.5	7	6
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.4	84	79
Elite Sportswear, L.P.(3)	Retail Stores	Senior loan	12/2021	8.4	198	186
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	9.5	192	192
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.9	2,635	2,635
Flexan, LLC(3)	Chemicals, Plastics and Rubber	Senior loan	02/2020	7.9	732	732
G & H Wire Company, Inc(3)	Healthcare, Education and Childcare	Senior loan	09/2023	7.8	5,284	5,284
Gamma Technologies, LLC(3)	Electronics	Senior loan	06/2024	7.3	4,334	4,334
III US Holdings, LLC(3)	Diversified/Conglomerate Service	Senior loan	09/2022	8.1	4,253	4,253
Jensen Hughes, Inc.(3)	Buildings and Real Estate	Senior loan	03/2024	6.6	1,958	1,958
Jensen Hughes, Inc.(3)	Buildings and Real Estate	Senior loan	03/2024	6.6	102	102
Jensen Hughes, Inc.(3)	Buildings and Real Estate	Senior loan	03/2024	6.6	54	54
Mediaocean LLC(3)	Diversified/Conglomerate Service	Senior loan	08/2020	N/A(4)	—	—
Mills Fleet Farm Group LLC(3)	Retail Stores	Senior loan	10/2024	8.3	5,955	5,657
NBC Intermediate, LLC(3)	Beverage, Food and Tobacco	Senior loan	09/2023	N/A(4)	—	—
NBC Intermediate, LLC(3)	Beverage, Food and Tobacco	Senior loan	09/2023	6.5	2,565	2,565
Pasternack Enterprises, Inc. and Fairview Microwave, Inc(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2025	6.0	4,913	4,913
Polk Acquisition Corp.(3)	Automobile	Senior loan	06/2022	7.3	8,125	7,962
Polk Acquisition Corp.(3)	Automobile	Senior loan	06/2022	7.3	60	58
Polk Acquisition Corp.(3)	Automobile	Senior loan	06/2022	7.3	52	51
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	9.2	68	68
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	2,426	2,426
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	147	147
Pyramid Healthcare, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2020	8.8	367	367
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	5,909	5,909
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	621	621
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	1,152	1,152

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

GCIC SLF Investment Portfolio as of September 30, 2019 - (continued)
Portfolio Company	Business Description	Security Type	Maturity Date	Current Interest Rate(1)	Principal ($)	Fair Value(2)
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3%	$537	$537
Reladyne, Inc.(3)	Diversified/Conglomerate Manufacturing	Senior loan	07/2022	7.3	245	245
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2021	N/A(4)	—	—
RSC Acquisition, Inc.(3)	Insurance	Senior loan	11/2022	6.4	3,255	3,255
Rubio's Restaurants, Inc(3)	Beverage, Food and Tobacco	Senior loan	10/2019	9.1	1,641	1,641
SEI, Inc.(3)	Electronics	Senior loan	07/2023	6.8	4,154	4,154
SEI, Inc.(3)	Electronics	Senior loan	07/2023	N/A(4)	—	—
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	6.3	5,445	5,445
Self Esteem Brands, LLC(3)	Leisure, Amusement, Motion Pictures, Entertainment	Senior loan	02/2022	8.3	498	498
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.9	100	94
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.9	5,895	5,600
Summit Behavioral Healthcare, LLC(3)	Healthcare, Education and Childcare	Senior loan	10/2023	6.9	290	276
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.9	1,009	908
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.9	137	123
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.9	51	46
Teasdale Quality Foods, Inc.(3)	Grocery	Senior loan	10/2020	7.9	791	712
Upstream Intermediate, LLC(3)	Healthcare, Education and Childcare	Senior loan	01/2024	6.0	3,532	3,532
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	8.1	2,158	2,158
WHCG Management, LLC(3)	Healthcare, Education and Childcare	Senior loan	03/2023	N/A(4)	—	—
WIRB-Copernicus Group, Inc.(3)	Healthcare, Education and Childcare	Senior loan	08/2022	6.4	5,314	5,314
Total investments					$112,864	$111,568

(1)	Represents the weighted average annual current interest rate as of September 30, 2019. All interest rates are payable in cash.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board's valuation process described elsewhere herein.

(3)	The Company also holds a portion of the first lien senior secured loan in this portfolio company.

(4)	The entire commitment was unfunded as of September 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2019, the Company has committed to fund $109,375 of LLC equity interest subscriptions to GCIC SLF. As of September 30, 2019, $48,356 of the Company's LLC equity interest subscriptions to GCIC SLF had been called and contributed, net of return of capital distributions subject to recall. For the year ended September 30, 2019, the Company earned $1,219 in dividend income from the LLC equity interest in GCIC SLF.

See below for certain summarized financial information for GCIC SLF as of September 30, 2019 and for the period ended September 30, 2019:

As of September 30, 2019
Selected Balance Sheet Information:
Investments, at fair value	$111,568
Cash and other assets	4,627
Total assets	$116,195
Senior credit facility	$59,559
Other liabilities	341
Total liabilities	59,900
Members’ equity	56,295
Total liabilities and members' equity	$116,195

For the period September 16, 2019 to September 30, 2019
Selected Statement of Operations Information:
Interest income	$360
Total investment income	360
Interest and other debt financing expenses	141
Administrative service fee	6
Other expenses	4
Total expenses	151
Net investment income	209
Net change in unrealized appreciation (depreciation) on investments	(18)
Net increase in members' equity	$191

Note 5. Forward Currency Contracts

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2018, the Company had no forward currency contracts outstanding. The outstanding forward currency contracts as of September 30, 2019 were as follows:

Counterparty	Currency to be sold		Currency to be purchased		Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£8,925	GBP	$11,219	USD	3/2/2023	$—	$(114)
Macquarie Bank Limited	£3,780	GBP	$4,804	USD	3/27/2023	—	(1)
						$—	$(115)

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with its derivative counterparty, Macquarie Bank Limited (“Macquarie”). The ISDA Master Agreement is a bilateral agreement between the Company and Macquarie that governs over the counter (“OTC”) derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from Macquarie, if any, is included in the Consolidated Statements of Financial Condition as cash collateral held at broker for forward currency contracts or cash collateral received from broker for forward currency contracts. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statement of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of September 30, 2019.

Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(115)	$(115)	$115	$—

(1)	In some instances, the actual collateral pledged may be more than the amount shown due to over collateralization.

(2)	Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the year ended September 30, 2019 on the Consolidated Statement of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Year ended September 30, 2019
Foreign exchange	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Year ended September 30, 2019
Foreign exchange	$133

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table is a summary of the average outstanding volume for forward currency contracts for the year ended September 30, 2019:

Average notional outstanding (1)	Year ended September 30, 2019
Forward currency contracts	$13,140

(1)
Based on ending daily U.S. Dollar notional exposure outstanding for the period from September 16, 2019 to September 30, 2019. The Company did not hold any forward currency contracts prior to September 16, 2019.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during years ended September 30, 2019, 2018 and 2017. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

market quotations subject to review by an independent valuation firm. All investments as of September 30, 2019 and 2018, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments), forward currency contracts (Level 2 investments) and investments measured at fair value using the NAV, were valued using Level 3 inputs.

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

As of September 30, 2019 and 2018, there were no secured borrowings outstanding. Previous secured borrowings were valued using Level 3 inputs under the fair value hierarchy, and the Company’s approach to determining fair value of Level 3 secured borrowings is consistent with its approach to determining fair value of the Level 3 investments that are associated with these secured borrowings as previously described.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2019 and 2018:

As of September 30, 2019	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$4,083,298	$4,083,298
Equity investments(1)	—	—	85,990	85,990
Money market funds(1)(2)	9,963	—	—	9,963
Investments measured at NAV(3)(4)	—	—	—	123,644
Total assets, at fair value:	$9,963	$—	$4,169,288	$4,302,895
Liabilities at fair value:
Forward currency contracts	$—	$(115)	$—	$(115)
Total liabilities, at fair value:	$—	$(115)	$—	$(115)

As of September 30, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,671,051	$1,671,051
Equity investments(1)	—	—	40,706	40,706
Money market funds(1)(2)	10,532	—	—	10,532
Investment measured at NAV(3)(4)	—	—	—	71,084
Total assets, at fair value:	10,532	—	1,711,757	1,793,373

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents, restricted cash and cash equivalents, foreign currencies and restricted foreign currencies on the Consolidated Statements of Financial Condition.

(3)
Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Financial Condition.

(4)
Represents the Company's investments in LLC equity interests in the SLFs. The fair value of these investments have been determined using the NAV of the Company’s ownership interest in members’ capital.

The net change in unrealized appreciation (depreciation) for the years ended September 30, 2019, 2018, and 2017, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held at the end of each year was ($102,079), $3,600, and $4,846, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2019 and 2018:

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Year ended September 30, 2019
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,671,051	$40,706	$1,711,757
Net change in unrealized appreciation (depreciation) on investments	(105,434)	3,927	(101,507)
Realized gain (loss) on investments	(2,646)	(1,970)	(4,616)
Funding of (proceeds from) revolving loans, net	2,578	—	2,578
Fundings of investments	584,580	11,271	595,851
PIK interest	2,951	—	2,951
Proceeds from principal payments and sales of portfolio investments	(357,729)	(6,953)	(364,682)
Accretion of discounts and amortization of premiums	7,191	—	7,191
Transfers in (1)	2,280,756	39,009	2,319,765
Fair value, end of period	$4,083,298	$85,990	$4,169,288

	Year ended September 30, 2018
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,538,606	$51,394	$1,590,000
Net change in unrealized appreciation (depreciation) on investments	1,533	(11,239)	(9,706)
Realized gain (loss) on investments	(4,516)	21,970	17,454
Funding of (proceeds from) revolving loans, net	(7,235)	—	(7,235)
Fundings of investments	628,608	5,824	634,432
PIK interest	1,622	—	1,622
Proceeds from principal payments and sales of portfolio investments	(497,208)	(27,243)	(524,451)
Accretion of discounts and amortization of premiums	9,641	—	9,641
Fair value, end of period	$1,671,051	$40,706	$1,711,757

(1) Transfers in represents debt and equity investments acquired by the Company from GCIC in the Merger.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2019 and 2018.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets:
Senior secured loans(2)(3)	$573,582	Market rate approach	Market interest rate	4.3% - 11.3% (6.7%)
		Market comparable companies	EBITDA multiples	7.0x - 24.0x (12.9x)
	9,901	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(2)(4)(5)	$3,466,310	Market rate approach	Market interest rate	5.3% - 30.8% (8.2%)
		Market comparable companies	EBITDA multiples	5.0x - 28.5x (14.3x)
			Revenue multiples	2.0x - 11.0x (5.9x)
Subordinated debt and second lien loans(2)(6)	$19,842	Market rate approach	Market interest rate	7.5% - 19.5% (11.1%)
		Market comparable companies	EBITDA multiples	8.5x - 17.5x (13.3x)
			Revenue multiples	3.0x - 3.0x (3.0x)
Equity(7)(8)	$85,990	Market comparable companies	EBITDA multiples	5.0x - 28.5x (14.1x)
			Revenue multiples	2.0x - 6.5x (4.0x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

(2)
The fair value of this asset class was determined using the market rate and market comparable approaches, as applicable, as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2019 was determined using the market rate and market comparable approaches, as applicable.

(3)	Excludes $5,857 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(4)	Excludes $7,806 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(5)	The Company valued $3,051,629 and $414,681 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(6)
The Company valued $19,834 and $8 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(7)	Excludes $123,644 of LLC equity interests in the SLFs at fair value, which the Company valued using the NAV.

(8)	The Company valued $74,958 and $11,032 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)(3)	$225,960	Market rate approach	Market interest rate	4.3% - 9.9% (7.2%)
		Market comparable companies	EBITDA multiples	5.0x - 15.0x (11.1x)
	3,926	Market comparable	Broker/dealer bids or quotes	N/A
One stop loans(2)(4)(5)	$1,422,601	Market rate approach	Market interest rate	2.0% - 13.8% (8.8%)
		Market comparable companies	EBITDA multiples	4.5x - 35.0x (13.6x)
			Revenue multiples	1.3x - 10.2x (4.1x)
	3,253	Market comparable	Broker/dealer bids or quotes	N/A
Subordinated debt and second lien loans(2)(6)	$9,686	Market rate approach	Market interest rate	8.0% - 19.5% (10.4%)
		Market comparable companies	EBITDA multiples	10.5x - 11.0x (10.5x)
			Revenue multiples	5.1x
Equity(7)(8)	$40,706	Market comparable companies	EBITDA multiples	4.5x - 28.5x (12.2x)
			Revenue multiples	1.3x - 10.2x (4.0x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

(2)
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

(3)	Excludes $1,283 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(4)	Excludes $4,342 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(5)	The Company valued $1,253,179 and $169,422 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(6)
The Company valued $9,502 and $184 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(7)	Excludes $71,084 of LLC equity interests in SLF at fair value, which the Company valued using the NAV.

(8)	The Company valued $36,714 and $3,992 of equity investments using EBITDA and revenue multiples, respectively.
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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following are the carrying values and fair values of the Company’s debt as of September 30, 2019 and 2018.

	As of September 30, 2019		As of September 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$2,124,392	$2,125,683	$845,683	$837,578

Note 7. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, prior to February 6, 2019, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing. The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On February 5, 2019, the Company’s stockholders voted to approve the asset coverage requirement decrease to 150% from 200% in accordance with Section 61(a)(2) of the 1940 Act. Effective February 6, 2019, the reduced asset coverage requirement permits the Company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.  The Company currently intends to target a GAAP debt-to-equity ratio of about 1.0x. On September 13, 2011, the Company received exemptive relief from the SEC allowing it to modify the asset coverage requirement to exclude the SBA debentures from the asset coverage calculation. As such, the Company’s ratio of total consolidated assets to outstanding indebtedness may be less than the applicable asset coverage requirement under the 1940 Act. This provides the Company with increased investment flexibility but also increases its risks related to leverage. As of September 30, 2019, the Company’s asset coverage for borrowed amounts was 220.3% (excluding the SBA debentures).

Debt Securitizations: On July 16, 2010, the Company completed a $300,000 term debt securitization, which was subsequently increased to $350,000 (as amended, “2010 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations (“CLOs”) and are a form of secured financing incurred by the Company, which is consolidated by the Company and subject to the Company's overall asset coverage requirements. The notes (“2010 Notes”) offered in the 2010 Debt Securitization were issued by the 2010 Issuer, a subsidiary of Holdings. Through October 19, 2016, the 2010 Debt Securitization consisted of $203,000 of Aaa/AAA Class A 2010 Notes that bore interest at a rate of three-month LIBOR plus 1.74%, $12,000 of Class B 2010 Notes that bore interest at a rate of three-month LIBOR plus 2.40% and $135,000 of Subordinated 2010 Notes that do not bear interest. On October 20, 2016, the Company and the 2010 Issuer further amended the 2010 Debt Securitization to, among other things, (a) refinance the issued Class A 2010 Notes by redeeming in full the Class A 2010 Notes and issuing new Class A-Refi 2010 Notes in an aggregate principal amount of $205,000 that bore interest at a rate of three-month LIBOR plus 1.90%, (b) refinance the Class B 2010 Notes by redeeming in full the Class B 2010 Notes and issuing new Class B-Refi 2010 Notes in an aggregate principal amount of $10,000 that bore interest at a rate of three-month LIBOR plus 2.40%, and (c) extend the reinvestment period applicable to the 2010 Issuer to July 20, 2018. Following the refinancing, Holdings retained the Class B-Refi 2010 Notes. Through July 20, 2018, all principal collections received on the underlying collateral could have been used by the 2010 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2010 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the leverage in the 2010 Debt Securitization. The 2010 Notes were scheduled to mature on July 20, 2023.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the 2010 Debt Securitization was based on three-month LIBOR. For years ended September 30, 2019, 2018 and 2017, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2010 Debt Securitization were as follows:

	For the years ended September 30,
	2019	2018	2017
Stated interest expense	$—	$6,127	$6,156
Amortization of debt issuance costs	—	189	256
Total interest and other debt financing expenses	$—	$6,316	$6,412
Cash paid for interest expense	$—	$7,460	$5,901
Annualized average stated interest rate	N/A	3.7%	3.0%
Average outstanding balance	$—	$164,000	$205,520

On June 5, 2014, the Company completed a $402,569 term debt securitization (“2014 Debt Securitization”). The notes (“2014 Notes”) offered in the 2014 Debt Securitization were issued by the 2014 Issuer and are secured by a diversified portfolio of senior secured and second lien loans held by the 2014 Issuer. The 2014 Debt Securitization initially consisted of $191,000 of Aaa/AAA Class A-1 2014 Notes, $20,000 of Aaa/AAA Class A-2 2014 Notes and $35,000 of Aa2/AA Class B 2014 Notes. In partial consideration for the loans transferred to the 2014 Issuer as part of the 2014 Debt Securitization, the Company received and retained $37,500 of Class C 2014 Notes and $119,069 of LLC equity interests in the 2014 Issuer. On March 23, 2018, the Company and the 2014 Issuer amended the 2014 Debt Securitization to, among other things, (a) refinance the issued Class A-1 2014 Notes by redeeming in full the $191,000 of Class A-1 2014 Notes and issuing new Class A-1-R 2014 Notes in an aggregate principal amount of $191,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.75% of the previously outstanding Class A-1 2014 Notes, (b) refinance the Class A-2 2014 Notes by redeeming in full the $20,000 of Class A-2 2014 Notes and issuing new Class A-2-R 2014 Notes in an aggregate principal amount of $20,000 that bear interest at a rate of three-month LIBOR plus 0.95%, which is a decrease from the rate of three-month LIBOR plus 1.95% of the previously outstanding Class A-2 2014 Notes, (c) refinance the Class B 2014 Notes by redeeming in full the $35,000 of Class B 2014 Notes and issuing new Class B-R 2014 Notes in an aggregate principal amount of $35,000 that bear interest at a rate of three-month LIBOR plus 1.40%, which is a decrease from the rate of three-month LIBOR plus 2.50% of the previously outstanding Class B 2014 Notes, (d) refinance the Class C 2014 Notes by redeeming in full the $37,500 of Class C 2014 Notes and issuing new Class C-R 2014 Notes in an aggregate principal amount of $37,500 that bear interest at a rate of three-month LIBOR plus 1.55%, which is a decrease from the rate of three-month LIBOR plus 3.50% of the previously outstanding Class C 2014 Notes. The Class C-R 2014 Notes were retained by the Company, and the Company remains the sole owner of the equity of the 2014 Issuer. The Class A-1-R, Class A-2-R and Class B-R 2014 Notes are included in the September 30, 2019 and 2018 Consolidated Statements of Financial Condition as debt of the Company and the Class C-R 2014 Notes and LLC equity interests were eliminated in consolidation.

Through April 28, 2018, all principal collections received on the underlying collateral could have been used by the 2014 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the 2014 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2014 Debt Securitization. For the years ended September 30, 2019, 2018, and 2017, the Company had repayments on the 2014 Notes of $71,150, $48,517, and $0, respectively. The 2014 Notes are scheduled to mature on April 25, 2026.

As of September 30, 2019 and 2018, there were 68 and 83 portfolio companies with a total fair value of $275,727 and $346,130, respectively, securing the 2014 Notes. The pool of loans in the 2014 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the 2014 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of September 30, 2019 based on the last interest rate reset was 2.3%. For years ended September 30, 2019, 2018 and 2017, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2014 Debt Securitization were as follows:

	For the years ended September 30,
	2019	2018	2017
Stated interest expense	$6,073	$8,063	$7,311
Amortization of debt issuance costs	110	1,085	639
Total interest and other debt financing expenses	$6,183	$9,148	$7,950
Cash paid for interest expense	$6,530	$8,289	$7,032
Annualized average stated interest rate	3.6%	3.4%	3.0%
Average outstanding balance	$166,981	$236,961	$246,000

As of September 30, 2019, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A-1-R, A-2-R and B-R 2014 Notes are as follows:

Description	Class A-1-R 2014 Notes	Class A-2-R 2014 Notes	Class B-R 2014 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$82,676	$8,658	$35,000
Moody’s Rating	"Aaa"	"Aaa"	"Aa1"
S&P Rating	"AAA"	"AAA"	"AA+"
Interest Rate	LIBOR + 0.95%	LIBOR + 0.95%	LIBOR + 1.40%

On November 16, 2018, the Company completed a $602.4 million term debt securitization (the “2018 Debt Securitization”). The notes offered in the 2018 Debt Securitization (the “2018 Notes”) were issued by the 2018 Issuer, a subsidiary of 2018 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The transaction was executed through a private placement of approximately $327.0 million of AAA/AAA Class A 2018 Notes, which bear interest at the three-month LIBOR plus 1.48%; $61.2 million of AA Class B 2018 Notes, which bear interest at the three-month LIBOR plus 2.10%; $20.0 million of A Class C-1 2018 Notes, which bear interest at the three-month LIBOR plus 2.80%; $38.8 million of A Class C-2 2018 Notes, which bear interest at the three-month LIBOR plus 2.65%; $42.0 million of BBB- Class D 2018 Notes, which bear interest at the three-month LIBOR plus 2.95%; and $113.4 million of Subordinated 2018 Notes which do not bear interest. The Company indirectly retained all of the Class C-2, Class D and Subordinated 2018 Notes. Through January 20, 2023, all principal collections received on the underlying collateral may be used by the 2018 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2018 Debt Securitization. The 2018 Notes are scheduled to mature on January 20, 2031. The Class A, Class B and Class C-1 2018 Notes are included in the September 30, 2019 Consolidated Statements of Financial Condition as debt of the Company. As of September 30, 2019 the Class C-2, Class D and Subordinated 2018 Notes were eliminated in consolidation.

As of September 30, 2019, there were 101 portfolio companies with a total fair value of $592,462 securing the 2018 Notes. The pool of loans in the 2018 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of September 30, 2019 based on the last interest rate reset was 2.3%. For years ended September 30, 2019, 2018 and 2017, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2018 Debt Securitization were as follows:

	For the years ended September 30,
	2019	2018	2017
Stated interest expense	$15,145	$—	$—
Amortization of debt issuance costs	367	—	—
Total interest and other debt financing expenses	$15,512	$—	$—
Cash paid for interest expense	$11,992	$—	$—
Annualized average stated interest rate	4.2%	N/A	N/A
Average outstanding balance	$356,756	$—	$—

As of September 30, 2019, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR) of the Class A, B and C-1 2018 Notes are as follows:

Description	Class A 2018 Notes	Class B 2018 Notes	Class C-1 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$327,000	$61,200	$20,000
Fitch Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AA"	"A"
Interest Rate	LIBOR + 1.48%	LIBOR + 2.10%	LIBOR + 2.80%

Effective September 16, 2019, the Company assumed, as a result of the Merger, a $908,195 term debt securitization (the “GCIC 2018 Debt Securitization”). The GCIC 2018 Debt Securitization was originally completed on December 13, 2018. The notes offered in the GCIC 2018 Debt Securitization (the “GCIC 2018 Notes”) were issued by the GCIC 2018 Issuer, a subsidiary of GCIC 2018 CLO Depositor, and are secured by a diversified portfolio of senior secured and second lien loans. The GCIC 2018 Debt Securitization consists of $490,000 of AAA/AAA Class A-1 GCIC 2018 Notes, $38,500 of AAA Class A-2 GCIC 2018 Notes, and $18,000 of AA Class B-1 GCIC 2018 Notes. In partial consideration for the loans transferred to the GCIC 2018 Issuer as part of the GCIC 2018 Debt Securitization, the GCIC 2018 CLO Depositor received and retained $27,000 of Class B-2 GCIC 2018 Notes, $95,000 of Class C GCIC 2018 Notes and $60,000 of Class D GCIC 2018 Notes and $179,695 of Subordinated GCIC 2018 Notes. The Class A-1, Class A-2 and Class B-1 GCIC 2018 Notes are included in the September 30, 2019 Consolidated Statement of Financial Condition as debt of the Company. As of September 30, 2019, the Class B-2, Class C and Class D GCIC 2018 Notes and the Subordinated GCIC 2018 Notes were eliminated in consolidation.

Through January 20, 2023, all principal collections received on the underlying collateral may be used by the GCIC 2018 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager of the GCIC 2018 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the GCIC 2018 Debt Securitization. The GCIC 2018 Notes are scheduled to mature on January 20, 2031, and the Subordinated GCIC 2018 Notes are scheduled to mature on December 13, 2118.

Two loan sale agreements govern the GCIC 2018 Debt Securitization. One of the loan sale agreements provided for the sale of assets upon the closing of the GCIC 2018 Debt Securitization to satisfy risk retention requirements. Under the terms of the other loan sale agreement governing the GCIC 2018 Debt Securitization, the Company agreed to directly or indirectly through the GCIC 2018 CLO Depositor sell or contribute certain senior secured and second lien loans (or participation interests therein) to the GCIC 2018 Issuer.

As of September 30, 2019, there were 115 portfolio companies with a total fair value of $893,003 securing the GCIC 2018 Notes. The pool of loans in the GCIC 2018 Debt Securitization must meet certain requirements, including asset

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the GCIC 2018 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of September 30, 2019 based on the last interest rate reset was 2.3%. For the years ended September 30, 2019, 2018 and 2017, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the GCIC 2018 Debt Securitization were as follows:

	For the years ended September 30,
	2019	2018	2017
Stated interest expense	$896	$—	$—
Amortization of debt issuance costs	—	—	—
Total interest and other debt financing expenses	$896	$—	$—
Cash paid for interest expense	$—	$—	$—
Annualized average stated interest rate	4.0%	N/A	N/A
Average outstanding balance	$22,459	$—	$—

As of September 30, 2019, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A-1 GCIC 2018 Notes, Class A-2 GCIC 2018 Notes, and Class B-1 GCIC 2018 Notes were as follows:

Description	Class A-1 GCIC 2018 Notes	Class A-2 GCIC 2018 Notes	Class B-1 GCIC 2018 Notes
Type	Senior Secured Floating Rate	Senior Secured Fixed Rate	Senior Secured Floating Rate
Amount Outstanding	$490,000	$38,500	$18,000
Fitch’s Rating	"AAA"	"NR"	"NR"
S&P Rating	"AAA"	"AAA"	"AA"
Interest Rate	LIBOR + 1.48%	4.67%	LIBOR + 2.25%

The Investment Adviser served as collateral manager to the 2010 Issuer and serves as collateral manager to the 2014 Issuer, 2018 Issuer and GCIC 2018 Issuer under separate collateral management agreements and receives a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement and Prior Investment Advisory Agreement, as applicable, are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the 2010 Issuer, the 2014 Issuer, the 2018 Issuer and the GCIC 2018 Issuer for rendering such collateral management services.

As part of each of the 2010 Debt Securitization, the 2014 Debt Securitization, the 2018 Debt Securitization and the GCIC 2018 Debt Securitization, GBDC entered into, or assumed in the Merger, master loan sale agreements under which GBDC agreed to directly or indirectly sell or contribute certain senior secured and second lien loans (or participation interests therein) to the 2010 Issuer, the 2014 Issuer, the 2018 Issuer and the GCIC 2018 Issuer, as applicable, and to purchase or otherwise acquire the Subordinated 2010 Notes, the LLC equity interests in the 2014 Issuer, the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes, as applicable. As of September 30, 2019, the 2014 Notes, the 2018 Notes and GCIC 2018 Notes (other than the Subordinated 2018 Notes and the GCIC Subordinated 2018 Notes) were the secured obligations of the 2014 Issuer, 2018 Issuer, and GCIC 2018 Issuer, respectively, and indentures governing each of the 2014 Notes, the 2018 Notes, and GCIC 2018 Notes include customary covenants and events of default.

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

Under present SBIC regulations, the maximum amount of SBA-guaranteed debentures that may be issued by multiple licensees under common management is $350,000 and the maximum amount that a single SBIC licensee may issue is $175,000. As of September 30, 2019, SBIC IV, SBIC V and SBIC VI had $90,000, $165,000 and $32,000, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and September 2029. As of September 30, 2018, SBIC IV, SBIC V and SBIC VI had $115,000, $150,000 and $12,500, respectively, of outstanding SBA-guaranteed debentures that mature between September 2021 and March 2028. The original amount of debentures committed to SBIC IV and SBIC V by the SBA were $150,000 and $175,000, respectively. Through September 30, 2019, SBIC IV and SBIC V have repaid $60,000 and $10,000 of outstanding debentures, respectively, and these commitments have effectively been terminated. As of September 30, 2019, SBIC VI had $18,000 of undrawn debenture commitments which were available to be drawn, subject to SBA regulatory requirements. The reinvestment period for SBIC IV expired on September 30, 2018. As of September 30, 2018, SBIC V and SBIC VI had $0 and $37,500 of undrawn debenture commitments, respectively, of which $0 and $9,500, respectively, was available to be drawn, subject to SBA regulatory requirements.

The interest rate on the outstanding debentures as of September 30, 2019 is fixed at an average annualized interest rate of 3.3%. For years ended September 30, 2019, 2018 and 2017, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the SBA debentures were as follows:

	For the years ended September 30,
	2019	2018	2017
Stated interest expense	$9,674	$9,239	$9,782
Amortization of debt issuance costs	893	1,072	1,357
Total interest and other debt financing expenses	$10,567	$10,311	$11,139
Cash paid for interest expense	$9,737	$9,196	$9,777
Annualized average stated interest rate	3.4%	3.4%	3.5%
Average outstanding balance	$287,651	$273,970	$282,675

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

As of September 30, 2019 and 2018, the Company had outstanding debt under the Credit Facility of $0 and $136,000, respectively. For the years ended September 30, 2019 and 2018, the Company had borrowings on the Credit Facility of $274,522 and $491,500, respectively, and repayments on the Credit Facility of $410,547 and $218,750, respectively.
For years ended September 30, 2019, 2018 and 2017, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the Credit Facility were as follows:

	For the years ended September 30,
	2019	2018	2017
Stated interest expense	$1,455	$4,014	$4,445
Facility fees	189	566	539
Amortization of debt issuance costs	156	668	1,037
Total interest and other debt financing expenses	$1,800	$5,248	$6,021
Cash paid for interest expense and facility fees	$2,033	$4,450	$4,952
Annualized average stated interest rate	4.5%	3.9%	3.2%
Average outstanding balance	$31,997	$102,985	$138,786

On July 20, 2018, the 2010 Issuer entered into a credit facility (as amended, the “MS Credit Facility”) with Morgan Stanley Bank, N.A., as lender, Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”), as administrative agent, and U.S. Bank National Association, as collateral agent for the administrative agent and the lenders. On November 1, 2018, the 2010 Issuer amended the MS Credit Facility to, among other things, increase the size of the MS Credit Facility from $300,000 to $450,000. The other material terms of the MS Credit Facility were unchanged. On November 16, 2018, a portion of the proceeds from the private placement of the 2018 Notes, net of expenses, was used to repay all amounts outstanding under the MS Credit Facility, following which the agreements governing the MS Credit Facility were terminated.

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

As of September 30, 2019 and 2018, the Company had outstanding debt under the MS Credit Facility of $0 and $234,700, respectively. For the years ended September 30, 2019 and 2018, the Company had borrowings on the MS Credit Facility of $147,100 and $248,450, respectively, and repayments on the MS Credit Facility of $381,800 and $13,750, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For years ended September 30, 2019, 2018 and 2017, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility were as follows:

	For the years ended September 30,
	2019	2018	2017
Stated interest expense	$1,453	$1,721	$—
Amortization of debt issuance costs	190	301	—
Total interest and other debt financing expenses	$1,643	$2,022	$—
Cash paid for interest expense and facility fees	$3,174	$—	$—
Annualized average stated interest rate	4.3%	4.1%	—%
Average outstanding balance	$34,194	$42,239	N/A

On February 1, 2019, Funding II entered into a credit facility as amended, (the "MS Credit Facility II") with Morgan Stanley, as the administrative agent, each of the lenders from time to time party thereto, each of the securitization subsidiaries from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian. On September 6, 2019, the Company entered into an amendment to the MS Credit Facility II to increase borrowing capacity to $300,000. As of September 30, 2019, the MS Credit Facility II allows Funding II to borrow up to $300,000 at any one time outstanding, subject to leverage and borrowing base restrictions. On October 11, 2019, the Company entered into an amendment to increase the borrowing capacity under the MS Credit Facility II from $300,000 to $500,000.
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
As of September 30, 2019 and 2018, the Company had outstanding debt under the MS Credit Facility II of $259,946 and $0, respectively. For the years ended September 30, 2019 and 2018, the Company had borrowings on the MS Credit Facility II of $465,834 and $0, respectively, and repayments on the MS Credit Facility II of $205,478 and $0, respectively.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For the years ended September 30, 2019, 2018 and 2017, the components of interest expense, cash paid for interest and facility fees, average interest rates and average outstanding balances for the MS Credit Facility II were as follows:

	For the years ended September 30,
	2019	2018	2017
Stated interest expense	$5,275	$—	$—
Facility fees	104	—	—
Amortization of debt issuance costs	380	—	—
Total interest and other debt financing expenses	$5,759	$—	$—
Cash paid for interest expense and facility fees	$3,421	$—	$—
Annualized average stated interest rate	4.3%	N/A	N/A
Average outstanding balance	$122,860	$—	$—

Effective September 16, 2019, the Company assumed, as a result of the Merger, a senior secured revolving credit facility (as amended, the “WF Credit Facility”) with GCIC Funding as the borrower and with Wells Fargo Bank, N.A. as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent which, as of September 30, 2019, allowed GCIC Funding to borrow up to $300,000 at any one time outstanding, subject to leverage and borrowing base restrictions.  The WF Credit Facility bears interest at one-month LIBOR plus 2.00%.  The reinvestment period of the WF Credit Facility expires on March 20, 2021 and the WF Credit Facility matures on March 21, 2024. The Company is required to pay a non-usage fee rate between 0.50% and 1.75% per annum depending on the size of the unused portion of the WF Credit Facility.

The WF Credit Facility is collateralized by all of the assets held by GCIC Funding, and GBDC has pledged its interests in GCIC Funding as collateral to Wells Fargo Bank, N.A., as the collateral agent, to secure the obligations of GBDC as the transferor and servicer under the WF Credit Facility. Both GBDC and GCIC Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the WF Credit Facility is subject to the asset coverage requirements contained in the 1940 Act.

The Company may transfer certain loans and debt securities it originated or acquired from time to time to GCIC Funding through a purchase and sale agreement and caused GCIC Funding to originate or acquire loans, consistent with the Company’s investment objectives.

As of September 30, 2019, the Company had outstanding debt under the WF Credit Facility of $253,847. As a result of the Merger, the Company assumed $255,861 of debt under the WF Credit Facility. For the years ended September 30, 2019 and 2018, the Company had borrowings on the WF Credit Facility of $0, and $0, respectively, and repayments on the WF Credit Facility of $1,924 and $0, respectively.

For the years ended September 30, 2019, 2018 and 2017, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the WF Credit Facility were as follows:

	For the years ended September 30,
	2019	2018	2017
Stated interest expense	$421	$—	$—
Facility fees	12	—	—
Amortization of debt issuance costs	—	—	—
Total interest and other debt financing expenses	$433	$—	$—
Cash paid for interest expense(1)	$2,471	$—	$—
Annualized average stated interest rate	4.0%	N/A	N/A
Average outstanding balance	$10,436	$—	$—

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

(1) Includes interest payable assumed as a result of the merger.

Effective September 16, 2019, the Company assumed as a result of the Merger a senior secured revolving credit facility (as amended, the “DB Credit Facility”) with GCIC Funding II as the borrower and with Deutsche Bank AG, New York branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian,  which as of September 30, 2019 allowed GCIC Funding II to borrow up to $250,000 at any one time outstanding, subject to leverage and borrowing base restrictions.

As of September 30, 2019, the DB Credit Facility bears interest at the applicable base rate plus 1.90% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR Interbank Offered Rate with respect to any advances denominated in Euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR with respect to any other advances. A non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. In addition, a syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. The reinvestment period of the DB Credit Facility expires on December 31, 2021 and the DB Credit Facility matures on December 31, 2024.

The DB Credit Facility is secured by all of the assets held by GCIC Funding II. GCIC Funding II has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the DB Credit Facility, are subject to the leverage restrictions contained in the 1940 Act.

The Company may transfer certain loans and debt securities it has originated or acquired from time to time to GCIC Funding II through a purchase and sale agreement and may cause GCIC Funding II to originate or acquire loans in the future, consistent with the Company’s investment objectives.

As of September 30, 2019, the Company had outstanding debt under the DB Credit Facility of $248,042. As a result of the Merger, the Company assumed $248,042 of debt under the DB Credit Facility. For the years ended September 30, 2019 and 2018, the Company had borrowings on the DB Credit Facility II of $117 and $0, respectively, and repayments on the DB Credit Facility II of $0 and $0, respectively.

For the years ended September 30, 2019, 2018 and 2017, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	For the years ended September 30,
	2019	2018	2017
Stated interest expense	$433	$—	$—
Facility fees	1
Amortization of debt issuance costs	—	—	—
Total interest and other debt financing expenses	$434	$—	$—
Cash paid for interest expense	$—	$—	$—
Annualized average stated interest rate	4.2%	N/A	N/A
Average outstanding balance	$10,198	$—	$—

Revolver:  On June 22, 2016, the Company entered into the Adviser Revolver with the Investment Adviser with a maximum credit limit of $20,000 and expiration date of June 22, 2019. On June 21, 2019, the Company and the Investment Adviser amended the Adviser Revolver to and among other things, (a) increase the maximum credit limit

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

to $40,000, and (b) change the expiration date to June 21, 2022. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate, which was 1.8% as of September 30, 2019.

As of September 30, 2019 and September 30, 2018, the Company had $0 and $0 of outstanding debt under the Adviser Revolver, respectively. For years ended September 30, 2019, 2018 and 2017, the Company had $16,500, $0, and $0 borrowings and $16,500, $0, and $0 repayments, respectively, on the Adviser Revolver. For the years ended September 30, 2019, 2018 and 2017, the Company incurred interest expense of $9, $0, and $0, respectively, and no cash was paid for interest on the Adviser Revolver.

Effective September 16, 2019, the Company assumed, as a result of the Merger, the Adviser Revolver II with a maximum credit line of $40,000. As of September 30, 2019, the Company had $0 of outstanding debt under the Adviser Revolver II. The Adviser Revolver II bore interest at a rate equal to the short-term Applicable Federal Rate, which was 1.8% as of September 30, 2019. For the year ended September 30, 2019, the Company had no borrowings and repayments and did not incur any interest expense and no cash was paid for interest on the Advisor Revolver II. On October 28, 2019, the Adviser Revolver II was terminated.

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

As of September 30, 2019 and 2018, the Company had no short-term borrowings. For the years ended September 30, 2019, 2018, and 2017, the annualized effective interest rate on short-term borrowings was 4.8%, 4.8% and 0.0%, respectively, and interest expense was $295, $129 and $0, respectively. The net change in unrealized appreciation (depreciation) for the years ended September 30, 2019, 2018, and 2017, reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $0, $0, and $0, respectively.

For the years ended September 30, 2019, 2018, and 2017, the average total debt outstanding (including the debt under the 2010 Debt Securitization, the 2014 Debt Securitization, the 2018 Debt Securitization, the GCIC 2018 Debt Securitization, SBA Debentures, Credit Facility, MS Credit Facility, MS Credit Facility II, WF Credit Facility, DB Credit Facility, Adviser Revolver, Adviser Revolver II and Other Short-Term Borrowings) was $1,050,155, $822,823 and $872,980, respectively.

For the years ended September 30, 2019, 2018, and 2017, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 4.2%, 4.0% and 3.6%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2019 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2014 Debt Securitization	$126,334	$—	$—	$—	$126,334
2018 Debt Securitization	408,200	—	—	—	408,200
2018 GCIC Debt Securitization (1)	541,023	—	—	—	541,023
SBA Debentures	287,000	—	78,500	60,250	148,250
WF Credit Facility	253,847	—	—	253,847	—
MS Credit Facility II	259,946	—	—	259,946	—
DB Credit Facility	248,042	—	—	248,042	—
Total borrowings	$2,124,392	$—	$78,500	$822,085	$1,223,807

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

(1) Includes $5,477 of discount recognized on the assumption of the 2018 GCIC Debt Securitization in the Merger.

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
The following differences were reclassified for tax purposes for the years ended September 30, 2019, 2018 and 2017:

	Years ended September 30,
	2019	2018	2017
Increase/(decrease) in Paid in Capital in Excess of Par	$3,932	$(5)	$38
Increase/(decrease) in Capital Distributions in Excess of and Undistributed Net Investment Income	(17,366)	10,325	(1,120)
Increase/(decrease) in Net Realized Gain (Loss) on Investments	13,434	(10,320)	1,082
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized. Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company in tax years beginning after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2019, the Company estimates that it will not have any capital loss carry forward available for use in subsequent tax years. The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income for the years ended September 30, 2019, 2018 and 2017:

	Years ended September 30,
	2019	2018	2017
Net increase (decrease) in net assets resulting from operations	$(18,579)	$81,970	$82,288
Net change in unrealized (appreciation) depreciation on investment transactions	100,209	11,587	(3,337)
Net change in unrealized (appreciation) depreciation on secured borrowings	—	—	(3)
Other income not currently taxable	(10,626)	(11,004)	(7,509)
Expenses not currently deductible	1,385	324	2,911
Other income for tax but not book	7,422	9,730	9,346
Other deductions/losses for tax not book	(113)	(2)	(36)
Other realized gain/loss differences	16,506	(6,249)	(5,575)
Taxable income before deductions for distributions	$96,204	$86,356	$78,085
The tax character of distributions paid during the years ended September 30, 2019, 2018 and 2017 was as follows:

	Years ended September 30,
	2019	2018	2017
Ordinary Income	$77,065	$78,349	$85,304
Long-Term Capital Gains	7,560	2,959	1,139

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2019, 2018 and 2017 were as follows:

	As of September 30,
	2019	2018	2017
Undistributed ordinary income – tax basis	$10,013	$1,844	$4,374
Undistributed realized gains – tax basis	10,970	10,539	2,958
Net unrealized appreciation (depreciation) on investments	(107,839)	14,468	18,532
Other temporary differences	(1,033)	(7,604)	(7,285)
Total accumulated earnings (deficit) – book basis	$(87,889)	$19,247	$18,579
For the tax year ended September 30, 2019, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders in 2020. The amount carried forward to 2020 is estimated to be approximately $20,983, although this amount will not be finalized until the 2019 tax returns are filed in 2020.
As of September 30, 2019, the Federal tax cost of investments was $4,404,254 resulting in estimated gross unrealized gains and losses of $34,602 and $145,924, respectively.

Note 9. Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $261,642 and $57,650 under various undrawn revolvers and other credit facilities as of September 30, 2019 and 2018, respectively. As described in Note 4, the Company had commitments of up to $100,117 and $99,593 to SLF as of September 30, 2019 and 2018, respectively, and commitments of up to $61,019 as of September 30, 2019 to GCIC SLF, that may be contributed primarily for the purpose of funding new investments approved by the investment committees of the SLF and GCIC SLF, as applicable.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding forward currency contracts as of September 30, 2019. There were no commitments outstanding for derivative contracts as of September 30, 2018. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Years ended September 30,
Per share data:(1)	2019	2018	2017	2016	2015
Net asset value at beginning of period	$16.10	$16.08	$15.96	$15.80	$15.55
Net increase in net assets as a result of issuance of DRIP shares(2)	0.01	0.01	0.01	0.06	—
Net increase in net assets as a result of issuance of shares(3)	3.17	—	—	—	—
Net increase in net assets as a result of public offering	—	—	0.19	0.05	0.09
Distributions declared:
From net investment income	(1.27)	(1.31)	(1.51)	(1.04)	(1.18)
From capital gains	(0.13)	(0.05)	(0.02)	(0.24)	(0.10)
From return of capital	—	—	—	—	—
Net investment income	1.36	1.27	1.23	1.25	1.20
Net realized gain (loss) on investments and foreign currency transactions	(0.07)	0.29	0.16	0.12	0.19
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(2.41)	(0.19)	0.06	(0.04)	0.05
Net asset value at end of period	$16.76	$16.10	$16.08	$15.96	$15.80
Per share market value at end of period	$18.84	$18.75	$18.82	$18.57	$15.98
Total return based on market value(4)	8.80%	7.65%	10.23%	25.36%	8.21%
Number of common shares outstanding	132,658,200	60,165,454	59,577,293	55,059,067	51,300,193

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Years ended September 30,
Listed below are supplemental data and ratios to the financial highlights:	2019	2018	2017	2016	2015
Ratio of net investment income to average net assets	8.41%	7.88%	7.67%	7.88%	7.66%
Ratio of total expenses to average net assets(4)	8.42%	7.89%	7.52%	7.58%	7.92%
Ratio of incentive fees to average net assets	0.87%	1.36%	0.83%	0.88%	1.33%
Ratio of expenses (without incentive fees) to average net assets	7.55%	6.53%	6.69%	6.70%	6.59%
Total return based on average net asset value(5)	(1.81)%	8.50%	9.08%	8.39%	9.19%
Net assets at end of period	$2,222,854	$968,854	$957,946	$878,825	$810,870
Average debt outstanding	$1,050,155	$822,823	$872,980	$826,366	$752,657
Average debt outstanding per share	$7.92	$13.68	$14.65	$15.01	$14.67
Portfolio turnover	17.47%	31.91%	34.06%	33.73%	47.69%
Asset coverage ratio(6)	220.31%	269.51%	285.23%	248.78%	237.28%
Asset coverage ratio per unit(7)	$2,203	$2,695	$2,852	$2,488	$2,373
Average market value per unit:(8)
2010 Debt Securitization	N/A	N/A	N/A	N/A	N/A
2014 Debt Securitization	N/A	N/A	N/A	N/A	N/A
2018 Debt Securitization	N/A	N/A	N/A	N/A	N/A
2018 GCIC Debt Securitization	N/A	N/A	N/A	N/A	N/A
SBA Debentures	N/A	N/A	N/A	N/A	N/A
GCIC Credit Facility	N/A	N/A	N/A	N/A	N/A
MS Credit Facility	N/A	N/A	N/A	N/A	N/A
MS Credit Facility II	N/A	N/A	N/A	N/A	N/A
Revolver	N/A	N/A	N/A	N/A	N/A
WF Credit Facility	N/A	N/A	N/A	N/A	N/A
DB Credit Facility	N/A	N/A	N/A	N/A	N/A
Adviser Revolver	N/A	N/A	N/A	N/A	N/A
Adviser Revolver II	N/A	N/A	N/A	N/A	N/A

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	Net increase in net assets as a result of issuance of shares related to DRIP.

(3)	Net increase in net assets as a result of issuance of shares pursuant to the Merger.

(4)	Total return based on market value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(5)
Total return based on average net asset value is calculated as (a) the net increase/(decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.

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

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for the years ended September 30, 2019, 2018 and 2017:

	Years ended September 30,
	2019	2018	2017
Earnings available to stockholders	$(18,579)	$81,970	$82,288
Basic and diluted weighted average shares outstanding	63,430,034	59,803,208	56,913,064
Basic and diluted earnings (deficit) per share	$(0.29)	$1.37	$1.45

Note 12. Common Stock Issuances and Merger Shares Issuance
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
On September 16, 2019, the Merger closed and GBDC issued an aggregate of 71,779,964 shares of GBDC common stock to GCIC shareholders based on an exchange ratio of 0.865 shares of GBDC common stock to GCIC stockholders for each share of GCIC common stock, with cash payments in lieu of fractional shares. The Company issued 71,779,964 shares of GBDC common stock at Merger closing which were valued based on the market price of GBDC common stock at closing of $18.74.
See Note 13 for shares of common stock issued in accordance with the Company's DRIP.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 13. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the years ended September 30, 2019, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share		Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Year ended September 30, 2019
11/27/2018	12/12/2018	12/28/2018	$0.44	(1)	$22,339	256,785	$4,134
02/05/2019	03/07/2019	03/28/2019	$0.32		$16,507	165,164	$2,828
05/07/2019	06/07/2019	06/28/2019	$0.32		$17,215	128,505	$2,173
08/06/2019	08/19/2019	09/27/2019	$0.32		$16,517	162,328	$2,912
Year ended September 30, 2018
11/17/2017	12/12/2017	12/28/2017	$0.40	(2)	$20,959	163,955	$2,872
02/06/2018	03/08/2018	03/30/2018	$0.32		$16,978	126,283	$2,139
05/04/2018	06/08/2018	06/28/2018	$0.32		$16,754	138,993	$2,404
08/07/2018	09/07/2018	09/28/2018	$0.32		$16,371	158,930	$2,830
Year ended September 30, 2017
11/14/2016	12/12/2016	12/29/2016	$0.57	(3)	$28,239	177,970	$3,145
02/07/2017	03/07/2017	03/30/2017	$0.32		$15,509	116,386	$2,167
05/04/2017	06/06/2017	06/29/2017	$0.32		$16,186	119,251	$2,171
08/02/2017	09/06/2017	09/29/2017	$0.32		$16,847	121,898	$2,179

(1)	Includes a special distribution of $0.12 per share.

(2)	Includes a special distribution of $0.08 per share.

(3)	Includes a special distribution of $0.25 per share.

Note 14. Acquisition of GCIC
On September 16, 2019, the Company completed its previously announced acquisition of GCIC. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of GCIC common stock was converted into the right to receive 0.865 shares of common stock, par value $0.001 per share of the Company (with GCIC stockholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result of the Merger, the Company issued an aggregate of 71,779,964 shares of its common stock to former GCIC stockholders.

The Merger was accounted for in accordance with the asset acquisition method of accounting as detailed in ASC Topic 805. The fair value of the merger consideration paid and transaction costs incurred to complete the Merger by the Company was allocated to the assets acquired and liabilities assumed, based on their relative fair values as of the date of acquisition and did not give rise to goodwill. The excess of merger consideration paid over the fair value of net assets acquired is considered the purchase premium. Immediately following the acquisition of GCIC, the Company recorded its assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the GCIC assets acquired was immediately recognized as unrealized depreciation on the Company's Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income with a corresponding reversal of the unrealized depreciation on the GCIC loans acquired through their ultimate disposition. The purchase premium allocated to investments in equity securities, including GCIC SLF, will not amortize over the life of the equity securities through interest income and, assuming no subsequent change to the fair value of the GCIC equity securities acquired and

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

disposition of such equity securities at fair value, the Company will recognize a realized loss or a reduction in realized gains with a corresponding reversal of the unrealized depreciation upon disposition of the GCIC equity securities acquired.

The Merger was considered a tax-free reorganization and the Company has elected to carry forward the historical cost basis of the GCIC investments for tax purposes.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Merger:

Common stock issued by the Company (1)	$1,345,159
Transaction costs	2,950
Total purchase price	$1,348,109
Assets acquired:
Investments, at fair value (amortized cost of $2,372,370)	$2,268,301
Cash and cash equivalents (2)	27,153
Interest receivable	23,896
Other assets	758
Total assets acquired	2,320,108
Liabilities assumed:
Debt	1,043,200
Other liabilities (3)	32,869
Total liabilities assumed	1,076,069
Net assets acquired	1,244,039
Total purchase premium	$104,070

(1) Based on the most recent market price at closing of $18.74 and the 71,779,964 shares of common stock issued by the Company in conjunction with the Merger. Includes $2 of cash paid for fractional shares to GCIC stockholders.
(2) Includes $21,606 of restricted cash and cash equivalents, $759 of foreign restricted cash and cash equivalents and $4 of foreign cash and cash equivalents.
(3) Includes $4,464 of management fees, $4,771 of incentive fees, and $10,071 of subordinated liquidation fees accrued by GCIC through the closing date of the Merger pursuant to an investment advisory agreement between GCIC and Investment Adviser, which was terminated upon the closing of the Merger. The payable for these fees was assumed by the Company and paid by the Company to the Investment Adviser in October 2019.

Note 15. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 25, 2019, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On October 11, 2019, the Company entered into an amendment to the MS Credit Facility II to, among other things, increase the borrowing capacity from $300,000 to $500,000 until the earlier of (i) the closing date of a debt securitization transaction mutually agreed to by the Company and Morgan Stanley or (ii) March 31, 2020, after which the borrowing capacity under the MS Credit Facility II shall be $200,000. The other material terms of the MS Credit Facility II were unchanged.
On October 28, 2019, the Company entered into an amendment to the Adviser Revolver to, among other things, increase the borrowing capacity under the Adviser Revolver from $40,000 to $100,000. In connection with the amendment to the Adviser Revolver on October 28, 2019, the Company terminated the Adviser Revolver II.

On November 22, 2019, the Board declared a quarterly distribution of $0.33 per share and a special distribution of $0.13 per share, each of which is payable on December 30, 2019 to holders of record as of December 12, 2019.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 16. Selected Quarterly Financial Data (Unaudited)

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Total investment income	$48,977	$42,105	$41,805	$39,411
Net investment income	26,793	19,406	20,056	19,817
Net gain (loss) on investment transactions	(100,799)	(206)	(2,268)	(1,378)
Net increase (decrease) in net assets resulting from operations	(74,006)	19,200	17,788	18,439
Earnings per share	(1.02)	0.32	0.29	0.31
Net asset value per common share at period end	$16.76	$15.95	$15.95	$15.97

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Total investment income	$40,428	$38,396	$36,897	$36,450
Net investment income	20,266	18,716	18,528	18,511
Net gain (loss) on investment transactions	(4,363)	3,004	4,504	2,804
Net increase in net assets resulting from operations	15,903	21,720	23,032	21,315
Earnings per share	0.26	0.36	0.39	0.36
Net asset value per common share at period end	$16.10	$16.15	$16.11	$16.04

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Total investment income	$34,950	$35,408	$33,557	$33,849
Net investment income(1)	18,238	17,808	16,547	16,953
Net gain (loss) on investment transactions	4,215	2,303	4,193	2,031
Net increase in net assets resulting from operations	22,453	20,111	20,740	18,984
Earnings per share	0.38	0.35	0.38	0.34
Net asset value per common share at period end	$16.08	$16.01	$15.88	$15.74

(1)	Net investment income for the three months ended March 31, 2017 and December 31, 2016 is shown after a net expense of $7 and $10, respectively, for U.S. federal excise tax.

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 17. Summarized Financial Information for SLF and GCIC SLF (Unaudited)
Provided in the table below are the Statements of Financial Condition for SLF as of September 30, 2019 and 2018:
Senior Loan Fund LLC
Statements of Financial Condition

	September 30, 2019	September 30, 2018
Assets
Investments, at fair value	$152,259	$179,180
Cash and cash equivalents	4,653	4,719
Restricted cash and cash equivalents	3,620	1,910
Interest receivable and other assets	486	517
Total Assets	$161,018	$186,326
Liabilities
Senior credit facility	$75,581	$104,622
Less unamortized debt issuance costs	—	18
Senior credit facility less unamortized debt issuance costs	75,581	104,604
Interest payable	182	213
Accounts payable and accrued expenses	242	271
Total Liabilities	76,005	105,088
Members' equity	85,013	81,238
Total Liabilities and members' equity	$161,018	$186,326

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 17. Summarized Financial Information for SLF and GCIC SLF (Unaudited) - (continued)
Provided in the table below are the Statements of Operations for SLF for the years ended September 30, 2019, 2018 and 2017:
Senior Loan Fund LLC
Statements of Operations

	Years ended September 30,
	2019	2018	2017
Investment income
Interest income	$13,402	$18,285	$21,455
Fee income	9	202	5
Total investment income	13,411	18,487	21,460
Expenses
Interest and other debt financing expenses	4,132	6,687	10,236
Administrative service fee	268	404	477
Professional fees	94	92	128
General and administrative expenses	1	1	3
Total expenses	4,495	7,184	10,844
Net investment income	8,916	11,303	10,616
Net gain (loss) on investments
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(2,343)	—	(7,379)
Net realized gain (loss)	(2,343)	—	(7,379)
Net unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(2,199)	(4,197)	4,647
Net change in unrealized appreciation (depreciation)	(2,199)	(4,197)	4,647
Net gain (loss) on investments	(4,542)	(4,197)	(2,732)
Net increase (decrease) in members' equity	$4,374	$7,106	$7,884

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 17. Summarized Financial Information for SLF and GCIC SLF (Unaudited) - (continued)

Provided in the table below is the Statement of Financial Condition for GCIC SLF as of September 30, 2019:
GCIC Senior Loan Fund LLC
Statement of Financial Condition

September 30, 2019
Assets
Investments, at fair value	$111,568
Cash and cash equivalents	2,020
Restricted cash and cash equivalents	2,185
Interest receivable	422
Total Assets	$116,195
Liabilities
Senior credit facility	$59,559
Interest payable	142
Accounts payable and accrued expenses	199
Total Liabilities	59,900
Members' equity	56,295
Total Liabilities and members' equity	$116,195

Golub Capital BDC, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 17. Summarized Financial Information for SLF and GCIC SLF (Unaudited) - (continued)
Provided in the table below is the Statement of Operations for GCIC SLF for the period from September 16, 2019 to September 30, 2019:
GCIC Senior Loan Fund LLC
Statement of Operations

For the period from September 16, 2019 to September 30, 2019
Investment income
Interest income	$360
Total investment income	360
Expenses
Interest and other debt financing expenses	141
Administrative service fee	6
Professional fees	4
Total expenses	151
Net investment income	209
Net gain (loss) on investments
Net unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(18)
Net change in unrealized appreciation (depreciation)	(18)
Net gain (loss) on investments	(18)
Net increase (decrease) in members' equity	$191

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2019 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
(b) Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and Ernst & Young LLP's Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.
(c) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except with respect to the Merger, which was completed on September 16, 2019, which had a material impact on our financial position and resulted in incremental internal controls over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 104
(2)	Financial Statement Schedules — None
(3)	Exhibits

2.1
Agreement and Plan of Merger by and among Golub Capital BDC, Inc., Golub Capital Investment Corporation, Fifth Ave Subsidiary Inc., GC Advisors, LLC, and solely for purposes of Section 1.9, Golub Capital LLC, dated as of November 27, 2018 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 28, 2018).

2.2
Amendment No. 1 to Agreement and Plan of Merger by and among Golub Capital BDC, Inc., Golub Capital Investment Corporation, Fifth Ave Subsidiary Inc., GC Advisors, LLC, and solely for purposes of Section 1.9, Golub Capital LLC, dated as of December 21, 2018 (Incorporated by reference to Exhibit (4)(b) to the Registrant’s Registration Statement on Form N-14 (File No. 333-228998), filed on December 21, 2018).

2.3
Amendment No. 2 to Agreement and Plan of Merger by and among Golub Capital BDC, Inc., Golub Capital Investment Corporation, Fifth Ave Subsidiary Inc., GC Advisors, LLC, and solely for purposes of Section 1.9, Golub Capital LLC, dated as of July 11, 2019 (Incorporated by reference to Exhibit (4)(c) to Amendment No. 1 to the Registrant’s Registration Statement on Form N-14 (File No. 333-228998), filed on July 11, 2019).

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

4.2	Form of Subscription Certificate (Incorporated by reference to Exhibit (d)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.3	Form of Indenture (Incorporated by reference to Exhibit (d)(3) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.4	Form of Subscription Agent Agreement (Incorporated by reference to Exhibit (d)(4) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.5	Form of Warrant Agreement (Incorporated by reference to Exhibit (d)(5) to the Registrant’s Registration Statement on Form N-2 (File No. 333-174756), filed on June 7, 2011).
4.6
Form of Certificate of Designation for Preferred Stock (Incorporated by reference to Exhibit (d)(6) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-174756), filed on August 25, 2011).

4.7
Form T-1 Statement of Eligibility of U.S. Bank National Association, as Trustee, with respect to the Form of Indenture (Incorporated by reference to Exhibit (d)(7) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-174756), filed on August 25, 2011).

10.1
Third Amended and Restated Investment Advisory Agreement, dated as of September 16, 2019, by and between Golub Capital BDC, Inc. and GC Advisors, LLC.(Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on September 16, 2019).

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

10.7
Purchase Agreement, dated June 5, 2014, by and among the Registrant, Golub Capital BDC CLO 2014 LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 6, 2014).

10.8
Loan Sale Agreement, dated June 5, 2014, by and between the Registrant and Golub Capital BDC CLO 2014 LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 6, 2014).

10.9
Indenture, dated June 5, 2014, by and between Golub Capital BDC CLO 2014 LLC and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 6, 2014).

10.10
Collateral Management Agreement, dated June 5, 2014, by and between Golub Capital BDC CLO 2014 LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 6, 2014).

10.11
First Amendment to Senior Loan Fund LLC Limited Liability Company Agreement, dated July 31, 2014, by and between the Registrant and RGA Insurance Company (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 814-00794), filed on November 18, 2014).

10.12
Supplemental Indenture No. 1, dated March 23, 2018, by and between Golub Capital BDC 2014 LLC and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit (k)(28) to the Registrant’s Post-effective Amendment No. 4 to the Registration Statement on Form N-2 (File No. 333-215285), filed on April 27, 2018)

10.13
Purchase Agreement, dated as of November 1, 2018, by and among Golub Capital BDC CLO III LLC, Golub Capital BDC CLO III Depositor LLC and Morgan Stanley & Co. LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 2, 2018).

10.14
Indenture, dated as of November 16, 2018, by and between Golub Capital BDC CLO III LLC and US Bank National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).

10.15
Collateral Management Agreement, dated as of November 16, 2018, by and between Golub Capital BDC CLO III LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).

10.16
Master Loan Sale Agreement, dated as of November 16, 2018, by and among Golub Capital BDC, Inc., as the seller, GC Advisors LLC, as the closing date seller, Golub Capital BDC CLO III LLC, as the buyer, and Golub Capital BDC 2010-1 LLC, as the warehouse borrower (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).

10.17
Master Loan Sale Agreement, dated as of November 16, 2018, by and among Golub Capital BDC, Inc., as the seller, Golub Capital BDC CLO III Depositor LLC, as the intermediate seller, and Golub Capital BDC CLO III LLC, as the buyer (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on November 21, 2018).

10.18
Loan and Servicing Agreement, dated as of February 1, 2019, among Golub Capital BDC Funding II LLC, as the borrower; Golub Capital BDC, Inc., as the originator and as the servicer; Morgan Stanley Senior Funding, Inc., as the administrative agent; each of the lenders from time to time party thereto; each of the securitization subsidiaries from time to time party thereto; and Wells Fargo Bank, N.A., as the collateral agent, account bank and collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on February 7, 2019).

10.19
Purchase and Sale Agreement, dated as of February 1, 2019, by and between Golub Capital BDC Funding II LLC, as the purchaser, and Golub Capital BDC, Inc., as the transferor (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on February 7, 2019).

10.20
Amended and Restated Revolving Loan Agreement, dated as of June 21, 2019, by and among the Registrant, as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on June 25, 2019).

10.21
GCIC Senior Loan Fund LLC Limited Liability Company Agreement, dated as of December 31, 2014, by and between the Golub Capital Investment Corporation and RGA Reinsurance Company (Incorporated by reference to Exhibit 10.11 to Golub Capital Investment Corporation’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.22
Amendment No. 2 to GCIC Senior Loan Fund LLC Limited Liability Company Agreement, dated as of December 30, 2015, by and between Golub Capital Investment Corporation and RGA Reinsurance Company (Incorporated by reference to Exhibit 10.12 to Golub Capital Investment Corporation’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.23
Revolving Loan Agreement, dated as of February 3, 2015, by and between Golub Capital Investment Corporation, as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.13 to Golub Capital Investment Corporation’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.24
First Amendment to Revolving Loan Agreement, dated as of February 6, 2018, by and between Golub Capital Investment Corporation and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Quarterly Report on Form 10-Q (File No.814-01128), filed on May 10, 2018).

10.25
Amended and Restated Loan and Servicing Agreement, dated as of May 13, 2015, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC , as the servicer; Golub Capital Investment Corporation, as the transferor, the institutional lenders identified on the signature pages thereto, Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent (Incorporated by reference to Exhibit 10.4 to Golub Capital Investment Corporation’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.26
Second Amendment to Amended and Restated Loan and Servicing Agreement, dated as of March 9, 2016, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC, as the servicer; Golub Capital Investment Corporation, as the transferor; the institutional lenders identified on the signature pages thereto; and Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent (Incorporated by reference to Exhibit 10.6 to Golub Capital Investment Corporation’s Registration Statement on Form 10 (File No. 000-55696), filed on September 15, 2016).

10.27
Third Amendment to Amended and Restated Loan and Servicing Agreement, dated as of May 11, 2017, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC, as the servicer Golub Capital Investment Corporation, as the transferor, the institutional lenders identified on the signature pages thereto, Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent. (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Quarterly Report on Form 10-Q (File No. 814-01128), filed on August 9, 2017).

10.28
Fourth Amendment to Amended and Restated Loan and Servicing Agreement, dated as of August 8, 2017, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC, as the servicer; Golub Capital Investment Corporation, as the transferor, the institutional lenders identified on the signature pages thereto, Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent (Incorporated by reference to Exhibit 10.22 to Golub Capital Investment Corporation’s Annual Report on Form 10-K (File No. 814-01128), filed on November 28, 2017).

10.29
Fifth Amendment to Amended and Restated Loan and Servicing Agreement, dated as of August 30, 2017, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC, as the servicer; Golub Capital Investment Corporation, as the transferor, the institutional lenders identified on the signature pages thereto, Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian and administrative agent (Incorporated by reference to Exhibit 10.1 to the Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on August 30, 2017).

10.30
Sixth Amendment to Amended and Restated Loan and Servicing Agreement, First Amendment to Collection Account Agreement and First Amendment to Unfunded Exposure Account Agreement, dated as of May 25, 2018, by and among GCIC Funding LLC, as the borrower; Golub Capital Investment Corporation, as the transferor; GC Advisors LLC, as the servicer; the institutional lenders identified on the signature pages thereto; Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on May 31, 2018).

10.31
Joinder Supplement, dated as of November 2, 2018, by and among GCIC Funding LLC, as the Borrower, Wells Fargo Bank, N.A., as an Institutional Lender and Wells Fargo Bank, N.A., as the Administrative Agent (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on November 7, 2018).

10.32
Seventh Amendment to Amended and Restated Loan and Servicing Agreement, dated as of March 21, 2019, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC, as the servicer; Golub Capital Investment Corporation, as the transferor; the institutional lenders identified on the signature pages thereto; Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on March 26, 2019).

10.33
Eighth Amendment to Amended and Restated Loan and Servicing Agreement, dated as of May 29, 2019, by and among GCIC Funding LLC, as the borrower; GC Advisors LLC, as the servicer; Golub Capital Investment Corporation, as the transferor; the institutional lenders identified on the signature pages thereto; Wells Fargo Bank, N.A., as the swingline lender, collateral agent, account bank, collateral custodian, and administrative agent (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on June 3, 2019).

10.34
Loan Financing and Servicing Agreement, dated as of December 31, 2018, by and among GCIC Funding II LLC, as borrower, Golub Capital Investment Corporation, as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Wells Fargo Bank, National Association, as collateral agent and as collateral custodian (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation's Current Report on Form 8-K (File No. 814-01128), filed on January 7, 2019).

10.35
Sale and Contribution Agreement, dated as of December 31, 2018, between Golub Capital Investment Corporation, as seller, and GCIC Funding II LLC, as purchaser (Incorporated by reference to Exhibit 10.2 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on January 7, 2019).

10.36
Note Purchase Agreement, dated December 13, 2018, by and among GCIC CLO II LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.37
Indenture, dated December 13, 2018, by and between GCIC CLO II LLC and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 10.2 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.38
Collateral Management Agreement, dated December 13, 2018, by and between GCIC CLO II LLC and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.39
Master Loan Sale Agreement by and among Golub Capital Investment Corporation, as the seller, GC Advisors LLC, as the closing date seller, GCIC CLO II LLC, as the buyer, and GCIC Funding LLC, as the warehouse borrower, dated as of December 13, 2018 (Incorporated by reference to Exhibit 10.4 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.40
Master Loan Sale Agreement by and among Golub Capital Investment Corporation, as the seller, GCIC CLO II Depositor LLC, as the intermediate seller, and GCIC CLO II LLC, as the buyer, dated as of December 13, 2018 (Incorporated by reference to Exhibit 10.5 to Golub Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-01128), filed on December 19, 2018).

10.41
First Amendment to the Amended and Restated Revolving Loan Agreement, dated as of October 28, 2019, by and between Golub Capital BDC, Inc. as the borrower and GC Advisors LLC as the lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on October 31, 2019).

10.42
Second Amendment to Loan and Servicing Agreement, dated as of September 6, 2019, among Golub Capital BDC Funding II LLC, as the borrower; Golub Capital BDC, Inc., as the originator and as the servicer; Morgan Stanley Senior Funding, Inc., as the administrative agent; and Morgan Stanley Bank N.A., as lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on September 12, 2019).

10.43
Third Amendment to Loan and Servicing Agreement, dated as of October 11, 2019, among Golub Capital BDC Funding II LLC, as the borrower; Golub Capital BDC, Inc., as the originator and as the servicer; Morgan Stanley Senior Funding, Inc., as the administrative agent; and Morgan Stanley Bank N.A., as lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00794), filed on October 16, 2019).

14.1	Code of Ethics of the Registrant and GC Advisors.*
14.2	Code of Ethics of GC Advisors LLC (Filed as Exhibit 14.2 to Golub Capital BDC Inc.’s Quarterly Report on Form 10-Q (File No. 814-00794), filed on February 5, 2016).
21.1	List of Subsidiaries.*

24.1	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Privacy Policy of the Registrant.*

_________________
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC, Inc.
A Delaware Corporation

Date: November 25, 2019	By:	/s/ David B. Golub
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

Signature	Title	Date
/s/ David B. Golub	Chief Executive Officer and Director	November 25, 2019
David B. Golub	(Principal Executive Officer)

/s/ Ross A. Teune	Chief Financial Officer	November 25, 2019
Ross A. Teune	(Principal Accounting and Financial Officer)

/s/ Lawrence E. Golub	Chairman of the Board of Directors	November 25, 2019
Lawrence E. Golub

/s/ John T. Baily	Director	November 25, 2019
John T. Baily

/s/ Kenneth F. Bernstein	Director	November 25, 2019
Kenneth F. Bernstein

/s/ Anita R. Rosenberg	Director	November 25, 2019
Anita R. Rosenberg

/s/ William M. Webster IV	Director	November 25, 2019
William M. Webster IV